Form 10-Q
period 2005-06-30
TreeHouse Foods, Inc.
filed 2005-08-12
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from            to
Commission File Number 001-32504
TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2311383 (I.R.S. employer identification no.)
1333 Butterfield Road, Suite 490
Downers Grove, IL 60515
(630) 512-0592
(Address, including zip code, and telephone number, including area code of the registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
     As of August 8, 2005 the number of shares outstanding of each class of common stock was: 30,801,278
Common Stock, par value $.01

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,296	$165
Receivables, net	33,892	30,411
Inventories	103,372	115,294
Deferred income taxes	3,445	6,642
Prepaid expenses and other current assets	1,337	1,327
Assets of discontinued operations	1,861	5,944

Total current assets	146,203	159,783
Property, plant and equipment	129,907	125,246
Goodwill	308,028	308,695
Identifiable intangible and other assets	37,950	39,198

Total	$622,088	$632,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$66,655	$55,280
Current portion of long-term debt	1,567	215
Liabilities of discontinued operations	263	1,431

Total current liabilities	68,485	56,926
Long-term debt	6,338	28,296
Deferred income taxes	29,963	32,407
Other long-term liabilities	19,234	20,538
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $.01 per share, 40,000,000 shares authorized and 30,801,278 shares issued and outstanding	308	—
Additional paid-in capital	500,222	—
Retained earnings	—	—
Dean Foods’ net investment	—	497,217
Accumulated other comprehensive income (loss).	(2,462)	(2,462)

Total stockholders’ equity	498,068	494,755

Total	$622,088	$632,922

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net sales	$185,008	$180,354	$351,383	$345,930
Cost of sales	144,544	137,889	273,075	263,868

Gross profit	40,464	42,465	78,308	82,062
Operating expenses:
Selling and distribution	16,675	16,353	30,780	31,211
General and administrative	5,662	2,844	9,239	5,734
Management fee paid to Dean Foods	1,470	1,575	2,940	3,150
Other operating expense, net	7,135	—	7,279	—
Amortization expense	414	336	828	672

Total operating expenses	31,356	21,108	51,066	40,767

Operating income	9,108	21,357	27,242	41,295
Other (income) expense:
Interest expense, net	172	186	365	365
Other (income) expense, net	(5)	110	(66)	99

Total other (income) expense	167	296	299	464

Income from continuing operations before income taxes	8,941	21,061	26,943	40,831

Income taxes	7,404	7,808	14,024	15,093

Income from continuing operations	1,537	13,253	12,919	25,738

(Loss) from discontinued operations, net of tax	(256)	(605)	(595)	(274)

Net income	$1,281	$12,648	$12,324	$25,464

Weighted average common shares outstanding:
Basic	30,801	30,801	30,801	30,801
Diluted	31,060	31,060	31,060	31,060
Earnings per common share outstanding:
Basic	$.04	$.41	$.40	$.83
Diluted	$.04	$.41	$.40	$.82
See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$12,324	$25,464
(Income) loss from discontinued operations	595	274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,256	8,247
Loss on disposition of assets	14	134
Deferred income taxes	753	5,567
Other	(2)	—
Changes in operating assets and liabilities:
Receivables	(1,529)	(4,888)
Inventories	13,451	20,623
Prepaid expenses and other assets	(1,498)	579
Accounts payable and accrued expenses	9,152	3,379

Net cash provided by continuing operations	41,516	59,379
Net cash provided by discontinued operations	2,320	5,020

Net cash provided by operating activities	43,836	64,399
Cash flows from investing activities:
Additions to property, plant and equipment	(7,736)	(8,173)
Proceeds from sale of fixed assets	4	73

Net cash used in continuing operations	(7,732)	(8,100)
Net cash used in discontinued operations	—	(839)

Net cash used in investing activities	(7,732)	(8,939)
Cash flows from financing activities:
Proceeds from issuance of debt	3,672	—
Repayment of debt	(2,295)	(3,759)
Payment of deferred financing costs	(808)	—
Net activity with Dean Foods	(34,542)	(52,157)

Net cash provided by (used in) financing activities	(33,973)	(55,916)

Increase (decrease) in cash and cash equivalents	2,131	(456)
Cash and cash equivalents, beginning of period	165	1,105

Cash and cash equivalents, end of period	$2,296	$649

Non-Cash transaction with Dean Foods:
Termination of receivables backed facility	$21,983	—
Transfer of Refrigerated Products	4,586	—
Elimination of deferred compensation liability	1,137	—
See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
1. General
     TreeHouse Foods, Inc. (“TreeHouse”) was formed on January 25, 2005 by Dean Foods Company (“Dean Foods”) in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty Foods Group segment, in addition to the Mocha Mix, Second Nature and foodservice salad dressings businesses conducted by other businesses owned by Dean Foods, to TreeHouse. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) was completed on June 27, 2005 and TreeHouse commenced operations as an independent public company. Dean Foods has no continuing stock ownership in us.
     For periods prior to June 27, 2005, all of the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of our business that we describe in this report as “ours” are in fact the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of the businesses transferred to TreeHouse by Dean Foods. References in the accompanying Consolidated Financial Statements and in these Notes to “TreeHouse” “we”, “our” and “us” mean TreeHouse. Our historical financial results as part of Dean Foods will not reflect our financial results in the future as an independent company or what our financial results would have been had we been operated as a separate, independent company during the periods presented.
2. Significant Accounting Policies
     Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Combined Financial Statements in our registration statement on Form 10 for the year ended December 31, 2004. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2005 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2004 Consolidated Financial Statements contained in our registration statement on Form 10/A, as amended, filed with the Securities and Exchange Commission on June 14, 2005.
     Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $8.3 million and $7.7 million in the three month periods ended June 30, 2005 and 2004, respectively, and $15.4 million and $14.4 million for the six month periods ended June 30, 2005 and 2004, respectively.
     Income Taxes—Prior to completion of the Distribution, we were included in Dean Foods’ consolidated income tax returns and we did not file separate federal tax returns.
     Tax Sharing Agreement—We entered into a tax sharing agreement with Dean Foods which generally governs Dean Foods’ and our respective rights, responsibilities and obligations after the Distribution with respect to taxes attributable to our business, as well as any taxes incurred by Dean Foods as a result of the failure of the Distribution to qualify for tax-free treatment under Section 355 of the Code.
     General Taxes—Under the tax sharing agreement, we are, with certain exceptions, liable for all U.S. federal, state, local and foreign taxes attributable to our business that are required to be paid after the Distribution. The tax sharing agreement sets forth rules for determining which taxes are attributable to our business and rules on the effect of subsequent adjustments to those taxes due to tax audits or examinations.

     Distribution-Related Taxes—Under the tax sharing agreement, we are liable for taxes that may be incurred by Dean Foods that arise from the failure of the Distribution to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) if the failure to so qualify is attributable to actions, events, or transactions relating to the stock, assets, or business of us or any of our affiliates, or a breach of the relevant representations or covenants made by us in the tax sharing agreement or the Distribution agreement or to Wilmer Cutler Pickering Hale and Dorr LLP in connection with rendering its opinion. If the failure of the Distribution to qualify under Section 355 of the Code is attributable to a breach of certain representations made by both us and Dean Foods or a change in law or change in the interpretation or application of any existing law after the execution of the tax sharing agreement, we will be liable for 50% of the taxes arising from the failure to so qualify. Under the tax sharing agreement, we are also liable for taxes (not to exceed $20 million) arising from certain intercompany transactions effectuated in connection with the Distribution. We expect that we will be required to reimburse Dean Foods for taxes under this provision, but are unable to estimate the amount at this time.
     Administrative Matters. The tax sharing agreement also sets forth Dean Foods’ and our respective obligations with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.
     Stock-Based Compensation (Post-Distribution) —We elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options held by our employees. As such, no compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date.
     In addition, no compensation expense has been recognized on the restricted stock and restricted stock units granted during the second quarter, as their vesting is subject to a market condition which was not met as of the end of the second quarter. We intend to adopt the requirements of SFAS 123(R) effective for the quarter beginning July 1, 2005. This statement requires that employee compensation paid with equity instruments be measured at grant-date fair value and that the resulting expense be recognized over the compensation service period. We have not yet completed our analysis of the impact of adoption of SFAS No, 123 (R) however, its impact on future periods may be material.
     Recently Issued Accounting Pronouncements — The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for us in the first quarter of 2006, however, we intend to adopt early, as allowed by the standard, the requirements of SFAS 123 (R) effective for the quarter beginning July 1, 2005.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is effective for nonmonetary exchanges occurring in years beginning after June 15, 2005. SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20” Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

3. Other Operating Expense, Net
     We incurred other operating expenses, net of $7,135 in the three months ended June 30, 2005, and $7, 279 in the six months ended June 30, 2005. We did not incur these expenses in the three months or six months ended 2004. These costs were $9.5 million and $9.6 million in the three months and six months ended June 30, 2005 which consisted of Distribution related costs for legal, accounting and other professional fees. These costs were offset by $1.1 million received in the second quarter as a settlement for participating in a high fructose corn syrup class action antitrust litigation. We also sold our Cairo, Georgia facilities in the second quarter that generated a gain of $1.2 million.
4. Discontinued Operations
     On September 7, 2004, we announced our decision to exit our nutritional beverages business. Our decision to exit this line of business resulted from significant declines in volume, which we believed could not be replaced. In accordance with generally accepted accounting principles, our financial statements reflect our former nutritional beverages business as discontinued operations.
     Net sales and income (loss) before taxes generated by our nutritional beverages business were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Net sales	$6	$3,458	$99	$14,237
Income (loss) before tax	$(408)	$(969)	$(951)	$(439)
     As part of the discontinuation of the nutritional beverages business, we recorded charges to close our manufacturing facility in Benton Harbor, Michigan. These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We expect to incur additional charges after June 30, 2005 of approximately $255,000 in shutdown and other costs. These additional charges are expected to be completed by December 2005. The principal components of the facility closure included (i) workforce reductions as a result of the facility closing; (ii) shutdown costs, including those costs that are necessary to prepare the abandoned facility for closure and resale; (iii) costs incurred after shutdown such as utilities and property taxes; and (iv) write-downs of property, plant and equipment. The impaired property and equipment was written down to its estimated fair value of $1.0 million and held for sale at June 30, 2005.
     Activity with respect to the facility closure costs is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			June 30,
	2004	Charges	Payment	2005
	(In thousands)
Cash charges:
Workforce reduction costs	$1,440	$698	$(1,996)	$142
Shutdown costs	—	137	(137)	—
Other	4	125	(127)	2

Total	$1,444	$960	$(2,260)	$144

5. Facility Closing and Reorganization Costs
     As part of Legacy Dean’s acquisition by Dean foods, we accrued costs pursuant to plans to exit certain activities and operations in order to rationalize production costs and inefficiencies. Under these plans, our facilities in Atkins, Arkansas and Cairo, Georgia were closed. We also shut down two pickle tank yards and relocated production between plants as part of our overall integration and efficiency efforts.

     The principal components of the plans include (i) workforce reductions as a result of facility closings and facility reorganizations; (ii) shutdown costs, including those costs that are necessary to clean and prepare abandoned facilities for closure; and (iii) costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.
     In the second quarter of 2005 we sold the Cairo, Georgia facility.
     Activity with respect to these acquisition liabilities for 2005 is summarized below:

Accrued charges at December 31, 2004	$1,537
Payments	(94)
Adjustments	(383)

Accrued charges at June 30, 2005	$1,060

6. Inventories

	June 30,	December 31,
	2005	2004
	(In thousands)
Raw materials and supplies	$33,728	$33,430
Finished goods	74,937	85,819
LIFO Reserve	(5,293)	(3,955)

Total	$103,372	$115,294

     Approximately $75.6 million and $88.2 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2005 and December 31, 2004, respectively.
7. Intangible Assets
     Changes in the carrying amount of goodwill for the three months ended June 30, 2005 are as follows:

	Pickles	Powdered	Other	Total
	(In thousands)
Balance at December 31, 2004	$102,720	$162,935	$43,040	$308,695
Purchase accounting adjustments	(83)	(549)	(35)	(667)

Balance at June 30, 2005	$102,637	$162,386	$43,005	$308,028

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$25,640	$—	$25,640	$25,640	$—	$25,640
Intangible assets with finite lives:
Customer-related	13,675	(4,830)	8,845	13,675	(4,002)	9,673

Total	$39,315	$(4,830)	$34,485	$39,315	$(4,002)	$35,313

     Amortization expense on intangible assets for the three months ended June 30, 2005 and 2004 was $414,000 and $336,000 respectively and $828,000 and $672,000 in the six months ended June 30, 2005 and 2004. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$2.0 million
2007	1.8 million
2008	1.8 million
2009	1.6 million
2010	1.3 million
8. Long-Term Debt

	June 30, 2005		December 31, 2004
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
	(In thousands)
Revolving credit facility	$1,248	6.25%
Receivables-backed loan			$21,983	2.83%
Capital lease obligations and other	6,657		6,528

	7,905		28,511
Less current portion	(1,567)		(215)

Total	$6,338		$28,296

     Revolving Credit Facility — Effective June 27, 2005 we entered into a five-year unsecured revolving credit agreement with a group of participating financial institutions under which we can borrow up to $400 million. This agreement also includes a $75 million letter of credit sublimit, against which $1.4 million letter of credit has been issued. We may request to increase the commitments under the credit facility up to an aggregate of $500 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, and to pay fees and expenses in connection with the Distribution. The credit facility contains various financial and other restrictive covenants and will require that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of June 30, 2005. We believe that, given our current cash position, our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
     Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin or at a customary base rate. The underlying rate is defined as either the rate offered in the inter-bank Eurodollar market or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5%. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.50% to 0.80%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.125% to 0.20% is due quarterly on all commitments under the credit facility.
     The credit facility contains limitations on liens, investments, the incurrence of subsidiary indebtedness, mergers, dispositions of assets, acquisitions, material lines of business and transactions with affiliates. The credit facility restricts certain payments, including dividends, and prohibits certain agreements restricting the ability of our subsidiaries to make certain payments or to guarantee our obligations under the credit facility. The credit facility contains standard default triggers, including without limitation:
•	failure to pay principal, interest or other amounts due and payable under the credit facility and related loan documents;

•	failure to maintain compliance with the financial and other covenants contained in the credit agreement;

•	incorrect or misleading representations or warranties;

•	default on certain of our other debt;

•	the existence of bankruptcy or insolvency proceedings;

•	insolvency;

•	existence of certain material judgments;

•	failure to maintain compliance with ERISA;

•	the invalidity of certain provisions in any loan document; and

•	a change of control.

     Receivables-Backed Facility — Prior to the Distribution, we participated in Dean Foods’ receivables-backed facility. We sold our accounts receivable to a wholly-owned special purpose entity controlled by Dean Foods that is intended to be bankruptcy-remote. The special purpose entity transferred the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of the special purpose entity are fully reflected in our December 31, 2004 Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. Dean Foods does not allocate interest related to the receivables-backed facility to its segments. Therefore, no interest costs related to this facility have been reflected in the Consolidated Income Statements. Effective April 1, 2005, we ceased to participate in Dean Foods’ receivables-backed facility.
     Capital Lease Obligations and Other — Capital lease obligations includes various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.
9. Stockholders’ Equity and Earnings per Share
     Common stock distribution and issuance – Our common stock was distributed to Dean Foods stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods outstanding as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements, TreeHouse management purchased approximately 1.67% of the TreeHouse shares directly from Dean Foods in January 2005. These shares are equivalent to 513,353 shares on a post-Distribution basis. Management’s investment was for 1.67% of our common stock. As of June 27, 2005, there were 30,801,278 shares issued and outstanding. There is no treasury stock and there is no remaining stock ownership by Dean Foods.
     Earnings per share - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. period. No shares of TreeHouse were actually outstanding prior to June 27, 2005. Accordingly, for all periods prior to June 30, 2005, basic earnings per share are computed using our shares outstanding as of the date of the completion of the Distribution. Diluted earnings per share give effect to all potentially dilutive common shares that were outstanding during the reporting period. As described in Note 2 — Share-based Compensation, we issued various awards as of June 27, 2005. The exercise price for stock options issued exceeds the average market price during the quarter for the period the options were outstanding, so these options are excluded from the diluted earnings per share calculation for the quarter and six month periods. The restricted stock and restricted stock unit awards are subject to a market condition for vesting which was not met as of June 30, so these awards are also excluded from the diluted earnings per share calculation.
     Prior to completion of the Distribution, Dean Foods converted options on Dean Foods stock held by Dean’s chairman and chief executive officer. These were converted on a pro-rata basis between options on Dean Foods and TreeHouse. As a result, there are 746,000 options outstanding as of June 30, 2005 which are exercisable at various prices. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share. The net dilutive effect of these options are included in the diluted earnings per share calculation for all periods presented.
     The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2005	2004	2005	2004
Weighted average shares outstanding	30,801,278	30,801,278	30,801,278	30,801,278
Assumed exercise of stock options (1)	259,133	259,133	259,133	259,133

Weighted average diluted common shares outstanding	31,060,411	31,060,411	31,060,411	31,060,411

(1)	The assumed exercise of stock options excludes 1,509,080 options outstanding which were anti-dilutive for the three and six months ended June 30, 2005.

10. Share-based compensation
     The following table summarizes stock options granted during the second quarter. Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. Options were also granted to our non-employee directors. All options granted had three year terms which vest one-third on each of the first three anniversaries of the grant date.

	Employee	Director	Weighted Average
	Options	Options	Exercise Price
Outstanding, December 31, 2004	—	—	—
Granted, Canceled, Exercised during first quarter	—	—	—
Granted during second quarter	1,468,286	40,794	$29.65
Canceled or forfeited during second quarter	—	—	—
Exercised during second quarter	—	—	—
Converted from Dean Foods options during second quarter (1)	—	746,000	$12.68

Outstanding, June 30, 2005	1,486,286	786,794

(1)	Dean Foods’ options converted into TreeHouse options as described in Note 9.
     In addition to stock options, certain key management employees were granted restricted stock and restricted stock units pursuant to the terms of their employment agreements. Restricted stock generally vests one-third on each of January 27, 2006, 2007 and 2008. It is subject to a market condition that requires that the total shareholder return of TreeHouse exceed the median of a peer group of 20 companies for the applicable vesting period. In addition, there is a cumulative test at January 27, 2007 through 2010 that allows for vesting of previously unvested grants if the total shareholder return test is met on a cumulative basis. Restricted stock units have the same vesting dates as restricted stock, but the market condition is that the price of TreeHouse stock must exceed $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last vesting date of January 27, 2008. The following table summarizes activity through June 30, 2005 for these awards. As the market condition for both the restricted stock and restricted stock units had not been met, no compensation expense has been recorded at June 30, 2005.

	Restricted Stock	Restricted Stock Units
Outstanding, December 31, 2004	—	—
Granted, Canceled during first quarter	—	—
Granted during second quarter	630,942	616,802
Canceled or forfeited during second quarter	—	—
Vested and issued during second quarter	—	—

Outstanding, June 30, 2005	630,942	616,802

11. Share-Based Compensation Sponsored by Dean Foods
     Certain of our employees previously participated in stock-based compensation plans sponsored by Dean Foods that were settled in Dean Foods’ common stock. The Consolidated Statements of Income reflect the compensation expense related to grants of stock units made under such plans. No expense has been recognized in the historical financial statements related to stock option grants. Under the plan agreements, the unvested Dean Foods stock options and stock units held by our employees vested at the time of the Distribution. Compensation expense related to the Dean Foods stock units was $104,000 and $24,000 in the three-month periods ended June 30, 2005 and 2004, respectively and $125,000 and $48,000 in the six-month periods ended June 30, 2005 and 2004, respectively. Included in the expense for the three-months ended June 30, 2005 is approximately $83,000 representing the impact of accelerating the stock unit vesting periods.
     Stock-Based Compensation (Pre-Distribution) — Certain of our employees previously participated in stock-based compensation plans sponsored by Dean Foods that were settled in Dean Foods common stock. We elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for Dean Foods stock options held by our employees. As such, no compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date. Prior to the Distribution, the scheduled vesting of the Dean Foods stock options was as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Under the terms of the stock option agreements, the vesting of such options accelerated at the time of the Distribution. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” additional compensation expense, net of related taxes, would have been recognized of $155,000 and $324,000 in the three-month periods ended June 30, 2005 and 2004, respectively and $312,000 and $648,000 in the six-month periods ended June 30, 2005 and 2004, respectively. The fair value of each stock option granted in 2004 was calculated using the Black-Scholes option-pricing model, with the following assumptions: expected volatility — 25% ; no expected dividend; expected option term — 5 years; and risk-free rate of return — 3.57%. No Dean Foods stock options were granted to our employees in 2005.
12. Employee Retirement and Postretirement Benefits
     Pension, Profit Sharing and Postretirement Benefits — Our employees and retirees participate in various pension, profit sharing and other postretirement benefit plans previously sponsored by Dean Foods. At the time of the Distribution, the obligations related to such plans were transferred to TreeHouse. Employee benefit plan obligations and expenses included in our Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, claims and payments. The costs and obligations for these employee benefit programs are included in our results of operations. We are in the process of separating the assets and liabilities related to our employees and retirees into our own pension, profit sharing and other post retirement benefit plans from the Dean Foods plans.
     Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		(In thousands)
Components of net period cost:
Service cost	$80	$90	$160	$180
Interest cost	399	428	798	856
Expected return on plan assets	(312)	(274)	(624)	(548)
Amortizations:
Prior service cost	21	20	42	40
Unrecognized net loss	40	3	80	6
Effect of settlement	37	32	74	64

Net period benefit cost	$265	$299	$530	$598

     We expect to contribute $4.2 million to the pension plans during 2005.
     Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2005	2004	2005	2004
		(In thousands)
Components of net period cost:
Service and interest cost	$73	$71	$146	$142
Unrecognized net loss	16	9	32	18

Net period benefit cost	$89	$80	$178	$160

     We expect to contribute $60,000 to the postretirement health plans during 2005.
13. Commitments and Contingencies
     Indemnification of Dean Foods — We have an agreement with Dean Foods under which we have agreed to assume all contingent and undisclosed liabilities relating to our businesses or operations of our assets, including those incurred prior to the Distribution, and to indemnify Dean Foods for liabilities, other than certain tax liabilities, incurred by Dean Foods relating to the businesses or operations of our assets. In addition, under the tax sharing agreement, we will, with limited exceptions, be liable for all taxes attributable to our business that are required to be paid after the distribution. We have agreed to indemnify Dean Foods for claims arising under the distribution agreement and the tax sharing agreement.

     Insurance - We participated in the Dean Foods insurance programs through the date of the Distribution. We have established our own insurance program as of the Distribution with retention of selected levels of property and casualty risks, primarily related to employee health care, workers compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. Effective with the Distribution on June 27, 2005 all current property and casualty insurance programs are now administered directly for TreeHouse by the carriers with support from an independent insurance consultant. Deductibles for casualty claims range from $50,000 to $500,000 depending upon the type of coverage. We believe we have established adequate reserves to cover these claims. To minimize expense, Dean Foods will remain involved administratively on the historical workers compensation run-out of claims, with TreeHouse assuming financial responsibility.
     Through calendar 2005 TreeHouse will continue to participate in the Dean Foods Health and Welfare plans. TreeHouse is responsible for the claims expenses associated with its employees and has secured stop loss coverage with a $150,000 specific deductible and a 115% aggregate limit. We have engaged a major benefits consulting firm to market our programs, and will convert to substantially similar TreeHouse plans effective January 1, 2006.
     Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.
     We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes, primarily cucumbers. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.
     Litigation, Investigations and Audits — We are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any probable liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.
14. Related Party Transactions
     Management Fee Paid to Dean Foods — Dean Foods provided us with certain administrative services such as tax, treasury, human resources, risk management, legal, information technology, internal audit, accounting and reporting in return for a management fee. The management fee was based on budgeted annual expenses for Dean Foods’ corporate headquarters and allocated among Dean Foods’ segments. We paid Dean Foods a management fee of $l.5 million and $1.6 million in the three months ended June 30, 2005 and 2004, respectively and $2.9 and $3.2 million in the six months ended June 30, 2005 and 2004, respectively. There will be no management fees paid to Dean post-Distribution.
     Amount Due Dean Foods — As of June 30, 2005 we owed Dean Foods approximately $4.1 million in accordance with the Distribution agreement and $4.8 million in accordance with the tax sharing agreement. These amounts are included in the accounts payable and accrued expense caption of the balance sheet.
     Sales to Dean Foods — Sales to Dean Foods were not significant for the six months ended June 30, 2005.
     Cash Management — Effective with the Distribution, we manage our own cash in conjunction with our revolving credit facility. Prior to the Distribution, we were part of Dean Foods’ cash management system, wherein Dean regularly “swept” our available cash and provided funding for operating and investing activities.
     Refrigerated Products —The Refrigerated Products are currently manufactured within several facilities operated by Dean Foods, which also manufacture other products unrelated to the Refrigerated Products businesses. Product costs are charged to the Refrigerated Products businesses based on the direct materials, direct processing costs and allocated indirect labor, benefits and other processing and facility costs applicable to our products on a shared services basis. As a result, our Consolidated Statements of Income reflect the fully absorbed costs for these products, along with allocated distribution, commission and administrative costs based on the volumes of products sold, including Refrigerated Products.

     In connection with the Distribution, TreeHouse is consolidating the Refrigerated Products manufacturing activities into a leased facility in City of Industry, California. We assumed the lease of the City of Industry facility at the date of the Distribution. We expect the consolidation of manufacturing assets to be complete in the first quarter of 2006.
     Agreements — We have entered into a trademark license agreement, co-pack agreement and transition services agreement with Dean Foods. These agreements should have no material impact on the operations of the company.
15. Business and Geographic Information and Major Customers
     Our pickles segment sells a variety of pickle, relish, sauerkraut and pepper products under customer brands and under our proprietary brands including Farmans®, Nalley’s®, Peter Piper® and Steinfeld™. Branded products are sold to retailers and private label products are sold to retailers, foodservice customers and in bulk to other food processors. The pickles segment also includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southeastern United States. These products are sold under the Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names.
     Our non-dairy powdered creamer segment includes private label powdered creamer and our proprietary Cremora® brand. The majority of our powdered products are sold under customer brands to retailers, distributors and in bulk to other food companies for use as ingredients in their products.
     In addition to powdered coffee creamer, we also sell shortening powders and other high-fat powder formulas used in baking, beverage mixes, gravies and sauces.
     Our aseptic products and other refrigerated products do not qualify as a reportable segment and are included under other food products. Aseptic products are sterilized using a process, which allows storage for prolonged periods without refrigeration. We manufacture aseptic cheese sauces and puddings. Our cheese sauces and puddings are sold primarily under private labels to distributors. Our refrigerated products include Mocha Mix, a non-dairy liquid creamer, Second Nature, a liquid egg substitute, and salad dressings sold in foodservice channels.
     Prior to December 2004, we also manufactured and distributed certain nutritional beverage products. Our historical financial statements reflect the operations related to the nutritional beverage business as discontinued operations.
     We manage operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis. We have designated our reportable segments based largely on how management views our business and on differences in manufacturing processes between product categories. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has been presented in total.
     We evaluate the performance of our segments based on gross profit less freight out and commissions (adjusted gross margin). The amounts in the following tables are obtained from reports used by our senior management team and do not include any allocated income taxes. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 2 to our 2004 Consolidated Financial Statements contained in our registration statement on Form 10.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		(In thousands)
Net sales to external customers:
Pickles	$94,798	$99,365	$168,001	$179,070
Non-Dairy Powdered Creamer	60,954	53,287	125,838	111,734
Other	29,256	27,702	57,544	55,126

Total	185,008	180,354	351,383	345,930

Operating income:
Pickles	13,354	16,222	23,621	29,764
Non-Dairy Powdered Creamer	9,607	9,426	20,816	19,263
Other	7,427	5,971	14,018	12,561

Segment adjusted gross margin	30,388	31,619	58,455	61,588
Other operating expenses	21,280	10,262	31,213	20,293

Operating income	$9,108	$21,357	$27,242	$41,295

     Geographic Information — During the first six months of 2005 we had foreign sales of approximately 1% of consolidated sales. We primarily export to South America and Canada.
     Major Customers — Our non-dairy powdered creamer segment had one customer that represented greater than 10% of our 2005 sales. Approximately 11.5% of our consolidated sales were to that same customer. Our other food products segment had two customers that represented greater than 10% of our 2005 sales. Approximately 6.4% and 5.8% of our consolidated 2005 sales were to those customers.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
     We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We also are the leading retail supplier of private label pickles and private label non-dairy powdered creamer in the United States. We had two reportable segments during all periods discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: pickles and non-dairy powdered creamer. We have designated our reportable segments based largely on how management views our business and on differences in manufacturing processes between product categories. The key performance indicators of both of our segments are sales dollars, gross profit and adjusted gross margin, which is our gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”) and commissions paid to independent brokers.
     Our current operations consist of the following:
• Our pickles segment sells pickles, peppers, relishes and related products. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farmans®, Nalley’s®, Peter Piper® and Steinfeld™, that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names.
• Our non-dairy powdered creamer segment sells non-dairy powdered creamer under private labels and under our proprietary Cremora® brand. Product offerings in this segment include private label products packaged for retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers.
• We also sell a variety of aseptic and refrigerated products. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. We manufacture aseptic cheese sauces and puddings for sale primarily in the foodservice market. Our refrigerated products include Mocha Mix®, a non-dairy liquid creamer, Second Nature®, a liquid egg substitute, and salad dressings sold in foodservice channels.

     Prior to 2005, we manufactured and sold aseptic nutritional beverages under co-pack arrangements and private labels. We exited the nutritional beverages business in the fourth quarter of 2004 due to significant declines in volume, which we believed could not be replaced without significant investments in capital and research and development. Our historical financial statements have been restated to reflect the operations and assets related to the nutritional beverages business as discontinued operations.
     We sell our products primarily to the retail grocery and foodservice markets.
Recent Developments
     Spin-Off from Dean Foods –TreeHouse Foods, Inc. (“TreeHouse”) was formed on January 25, 2005 by Dean Foods Company (“Dean Foods”) in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty foods Group segment, in addition to the Mocha Mix, Second Nature and foodservice salad dressings businesses conducted by other businesses owned by Dean Foods to TreeHouse. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) were completed on June 27, 2005 and TreeHouse commenced operations as a separate, standalone company. Dean Foods has no continuing stock ownership in us.
     New York Stock Exchange Listing – In conjunction with the Distribution, TreeHouse began regular trading on the New York Stock Exchange on June 28, 2005 under the symbol “THS.”
     Credit Agreement – TreeHouse entered into a credit agreement with a consortium of banks, effective as of the Distribution, which provides a $400 million revolving credit facility for general corporate purposes, including working capital and acquisitions.
Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30
	2005		2004		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$185,008	100.0%	$180,354	100.0%	$351,383	100.0%	$345,930	100.0%
Cost of sales	144,544	78.1	137,889	76.5	273,075	77.7	263,868	76.3

Gross profit	40,464	21.9	42,465	23.5	78,308	22.3	82,062	23.7
Operating expenses:
Selling and distribution	16,675	9.0	16,353	9.0	30,780	8.8	31,211	9.0
General and administrative	5,662	3.1	2,844	1.6	9,239	2.6	5,734	1.7
Management fee paid to Dean Foods	1,470	.8	1,575	0.9	2,940	.8	3,150	0.9
Other operating expense, net	7,135	3.9	—	—	7,279	2.1	—	—
Amortization expense	414	0.2	336	0.2	828	0.2	672	0.2

Total operating expenses	31,356	17.0	21,108	11.7	51,066	14.5	40,767	11.8

Total operating income	$9,108	4.9%	$21,357	11.8%	$27,242	7.8%	$41,295	11.9%

     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Net Sales —Second quarter net sales increased approximately 2.6% to $185.0 million in 2005, compared to $180.4 million in the second quarter of 2004. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$94,798	$99,365	$(4,567)	(4.6)%
Non-dairy powdered creamer	60,954	53,287	7,667	14.4
Other	29,256	27,702	1,554	5.6

Total	$185,008	$180,354	$4,654	2.6%

     Declines in sales in the pickles segment in the second quarter of 2005 were offset by increased sales in the non-dairy powdered creamer segment and in other products. Sales in the non-dairy powdered creamer segment increased 14.4% as a result of increased prices in response to rising input costs and increased volumes in our retail and industrial channels. Net sales in the pickles segment decreased 4.6% to $94.8 million in the second quarter of 2005 from $99.4 million in the second quarter of the prior year primarily due to declines in sales to retail customers. Net sales of other products increased 5.6% to $29.3 million in the second quarter of 2005 from $27.7 million in the second quarter of the prior year primarily due to increased sales of aseptic cheese sauces and puddings.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; facility and equipment costs, including costs to operate and maintain our warehouses; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 78.1% in the second quarter of 2005 from 76.5% in the second quarter of 2004, primarily due to increased raw material and packaging costs in the pickles and powder segments that could not be passed on to the customer. Higher fuel and energy costs also negatively impacted cost of sales. We continue to experience increases in commodity costs such as casein, cheese and coconut oil compared to the second quarter of 2004. See — “Results by Segment”.
     Operating Expenses — Our operating expenses increased to $31.4 million during the second quarter of 2005 compared to $21.1 million for the second quarter of 2004. The increase in 2005 was derived by two events: (1) the creation of TreeHouse and hiring of its management team and (2) the completion of the spin-off of TreeHouse from Dean Foods. TreeHouse corporate costs of $2.2 million are included in general and administrative expense and account for the majority all of the increase from the year ago quarter. The transaction costs to complete the spin-off are included in other operating expense in the amount of $9.5 million for the quarter. These costs, which include legal, accounting and other professional fees and an investment banking fee incurred in completing the spin-off, are considered by TreeHouse to be a one-time expense unique to this transaction. Other operation expense also includes two items which partially offset the transaction costs. We received $1.1 million in the second quarter as a settlement for participating in a high fructose corn syrup class action antitrust litigation. We also sold our Cairo, Georgia facilities in the second quarter that generated a gain of $1.2 million. Selling expenses decreased primarily due to a reduction of sales and marketing personnel in the fourth quarter of 2004 and lower trade marketing expenses. These decreases were offset somewhat by higher fuel prices, which we estimate added a total of approximately $400,000 to distribution costs in the second quarter of 2005 compared to the second quarter of 2004.
     Operating Income — Operating income during the second quarter of 2005 was $9.1 million, a decrease of $12.2 million, or 57.0%, from operating income of $21.4 million in the second quarter of 2004. The decrease in income is largely due to the distribution and spin related expenses in the second quarter of 2005. Our operating margin was 4.9% in the second quarter of 2005 as compared to 11.8% in the prior year.
     Income Taxes — Income tax expense was recorded at an effective rate of 82.8% in the second quarter of 2005 compared to 37.1% in the prior year. The high rate in the second quarter is due to excluding $9.5 million of Distribution related expenses that are not deductible for income tax purposes. The effective tax rate excluding this item was 38%. Our effective tax rate varies based on the relative earnings of our business units.
     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 — Results by Segment
     Pickles —

	Three Months Ended June 30
	2005		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$94,798	100.0%	$99,365	100.0%
Cost of sales	75,146	79.3	76,532	77.0

Gross profit	19,652	20.7	22,833	23.0
Freight out and commissions	6,298	6.6	6,611	6.7

Adjusted gross margin	$13,354	14.1%	$16,222	16.3%

     Net sales in the pickles segment decreased by approximately $4.6 million, or 4.6%, in the second quarter of 2005 compared to the second quarter of 2004. The change in net sales from second quarter of 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2004 Net sales	$99,365
Volume	(6,074)	(6.1)%
Pricing	1,507	1.5

2005 Net sales	$94,798	(4.6)%

     The decrease in net sales from 2004 to 2005 resulted primarily from declines in volume sales to retail customers. We lost the business of a large retail customer in the third quarter of 2004; in addition, according to Information Resources, Inc., sales volumes of total pickles/relish market was down 5.7% compared to second quarter of the prior year.
     Cost of sales as a percentage of net sales increased from 77.0% in 2004 to 79.3% in 2005 primarily as a result of significant increases in packaging, raw material and labor and overhead costs. Significant increases in the quarter include (i) a 7% increase in glass costs due in part to rising natural gas; (ii) a 10% increase in plastic containers due to rising resin costs; (iii) a 5% increase in corrugated paper; and (iv) a 21% increase in natural gas costs.
     Freight out and commissions paid to independent brokers decreased $313,000 or 4.7%, to $6.3 million in the second quarter of 2005 compared to $6.6 million in 2004 as a result of lower volumes.
     Non-dairy powdered creamer —

	Three Months Ended June 30
	2005		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$60,954	100.0%	$53,287	100.0%
Cost of sales	48,473	79.5	41,195	77.3

Gross profit	12,481	20.5	12,092	22.7
Freight out and commissions	2,874	4.7	2,666	5.0

Adjusted gross margin	$9,607	15.8%	$9,426	17.7%

     Net sales in the non-dairy powdered creamer segment increased by approximately $7.7 million, or 14.4%, in the second quarter of 2005 compared to the prior year. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2004 Net sales	$53,287
Volume	5,229	9.8%
Pricing	2,438	4.6

2005 Net sales	$60,954	14.4%

     Sales volumes increased by approximately 10%, which was due to strong growth in both retail and industrial/export business. In the second quarter of 2005, we again increased our prices in response to significant increases in raw material costs such as soybean oil and casein.
     Cost of sales as a percentage of net sales increased from 77.3% in the second quarter of 2004 to 79.5% in 2005, as price increases to our customers offset some of the increases in raw material packaging and utility costs. Increases in raw material costs included a 43% increase in casein, which was offset somewhat by a 23% decrease in soybean oil in the second quarter of 2005 compared to the second quarter of 2004. Packaging costs increases include a 8% plastic container increase and a 12% PET container increase. Natural gas increased 21% in the second quarter of 2005 compared to the prior year.

     Freight out and commissions paid to independent brokers increased $208,000 to $2.9 million in 2005 compared to $2.7 million in 2004 primarily as a result of the increase in net sales volume. Freight out and commissions as a percentage of net sales decreased to 4.7% in the second quarter of 2005 compared to 5.1% in 2004 as a result of the relatively smaller increase in freight out and commission dollars compared to the increase in sales dollars.
     First Six Months of 2005 Compared to First Six Months of 2004
     Net Sales —Net sales increased approximately 1.6% to $351.4 million in the first six months of 2005, compared to $345.9 million in the first six months of 2004. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$168,001	$179,070	$(11,069)	(6.2)%
Non-dairy powdered creamer	125,838	111,734	14,104	12.6
Other	57,544	55,126	2 ,418	4.4

Total	$351,383	$345,930	$5,453	1.6%

     Declines in sales in the pickles segment in the first six months of 2005 were offset by increased sales in the non-dairy powdered creamer segment and in other products. Sales in the non-dairy powdered creamer segment increased 12.6% as a result of increased prices in response to rising input costs and increased volumes in our retail and industrial channels. Net sales in the pickles segment decreased 6.2% to $168.0 million in the first six months of 2005 from $179.1 million in the first six months of the prior year primarily due to declines in sales to retail customers. Net sales of other products increased 4.4% to $57.5 million in the first six months of 2005 from $55.1 million in the first six months of the prior year primarily due to increased sales of aseptic cheese sauces and puddings.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; facility and equipment costs, including costs to operate and maintain our warehouses; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 77.7% in the first six months of 2005 from 76.3% in the first six months of 2004, primarily due to increased raw material and packaging costs that were not passed on to the customer. Higher fuel and energy costs also negatively impacted cost of sales. We continue to experience increases in commodity costs such as casein, cheese and coconut oil compared to the first six months of 2004. See — “Results by Segment”.
     Operating Expenses — Our operating expenses increased to $51.1 million during the first six months of 2005 compared to $40.8 million in 2004. The increase in 2005 was derived by two events: (1) the creation of TreeHouse and hiring of its management team and (2) the completion of the spin-off of TreeHouse from Dean Foods. TreeHouse corporate costs of 2.8 million are included in general and administrative expense and account for the majority all of the increase from the year ago quarter. The transaction costs to complete the spin-off are included in other operating expense in the amount of $9.6 million. These costs, which include legal, accounting and other professional fees and an investment banking fee incurred in completing the spin-off, are considered by TreeHouse to be a one-time expense unique to this transaction. Other operating expense also includes two items which partially offset the transaction costs. We received $1.1 million in the second quarter as a settlement for participating in a high fructose corn syrup class action antitrust litigation. We also sold our Cairo, Georgia facilities in the second quarter that generated a gain of $1.2 million. Selling expenses decreased primarily due to a reduction of sales and marketing personnel in the fourth quarter of 2004 and lower trade marketing expenses. These decreases were offset somewhat by higher fuel prices, which we estimates added a total of approximately $809,000 to distribution costs in the first six months of 2005 compared to the first six months of 2004.
     Operating Income — Operating income during the first six months of 2005 was $27.2 million, a decrease of $14.1 million, or 33.9% from operating income of $41.3 million in the first six months of 2004 as a result of the distribution and spin related expenses incurred in the first six months of 2005. Our operating margin was 7.8% in the first six months of 2005 as compared to 11.9% in the prior year.
     Income Taxes — Income tax expense was recorded at an effective rate of 52% for the first six months of 2005 compared to 37% in the prior year. The non-deductibility of the Distribution expenses for tax purposes in 2005 caused the large increase in effective tax rate compared to 2004. Our effective tax rate varies based on the relative earnings of our business units.

     First Six Months of 2005 Compared to First Six Months of 2004 — Results by Segment
     Pickles —

	Six Months Ended June 30
	2005		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$168,001	100.0%	$179,070	100.0%
Cost of sales	133,259	79.3	137,647	76.9

Gross profit	34,742	20.7	41,423	23.1
Freight out and commissions	11,121	6.6	11,659	6.5

Adjusted gross margin	$23,621	14.1%	$29,764	16.6%

     Net sales in the pickles segment decreased by approximately $11.1 million, or 6.2%, in the first six months of 2005 compared to the first six months of 2004. The change in net sales from first six months of 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in
	thousands)
2004 Net sales	$179,070
Volume	(12,662)	(7.1)%
Pricing	1,593	.9

2005 Net sales	$168,001	(6.2)%

     The decrease in net sales from 2004 to 2005 resulted primarily from declines in volume sales to retail customers. We lost the business of a large retail customer in the third quarter of 2004; in addition, according to Information Resources, Inc., sales volumes of pickles by all retail grocers was down 5.4% compared to the first six months of the prior year.
     Cost of sales as a percentage of net sales increased from 76.9% in 2004 to 79.3% in 2005 primarily as a result of significant increases in packaging, raw material and labor and overhead costs. Significant increases in the first six months include (i) a 7% increase in glass costs due in part to rising natural gas; (ii) a 10% increase in plastic containers due to rising resin costs; (iii) a 5% increase in corrugated paper; and (iv) a 23% increase in natural gas costs.
     Freight out and commissions paid to independent brokers decreased $538,000, or 4.6%, to $11.1 million in the first six months of 2005 compared to $11.7 million as a result of lower volumes. However, freight out and commissions increased slightly as a percentage of net sales to 6.6% in the first six months of 2005 compared to 6.5% in 2004 due to the relatively smaller decrease in freight out and commissions dollars compared to the decrease in sales dollars.
Non-dairy powdered creamer —

	Six Months Ended June 30
	2005		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$125,838	100.0%	$111,734	100.0%
Cost of sales	98,934	78.6	86,727	77.6

Gross profit	26,904	21.4	25,007	22.4
Freight out and commissions	6,088	4.8	5,744	5.1

Adjusted gross margin	$20,816	16.6%	$19,263	17.3%

     Net sales in the non-dairy powdered creamer segment increased by approximately $14 million, or 12.6%, in the first six months of 2005 compared to the prior year. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2004 Net sales	$111,734
Volume	8,343	7.5%
Pricing	5,761	5.1

2005 Net sales	$125,838	12.6%

     In the first six months of 2005, we increased our prices in response to significant increases in raw material costs such as soybean oil and casein. Also, sales volumes increased by approximately 7.5%, which we believe was due to continued positive response to our new packaging for retail customers introduced in mid-2002.
     Cost of sales as a percentage of net sales increased from 77.6% in the first six months of 2004 to 78.6% in 2005, as price increases to our customers offset only some of the increases in raw material packaging and utility costs. Increases in raw material costs included a 35% increase in casein, which was offset somewhat by a 15% decrease in soybean oil in the first six months of 2005 compared to the first six months of 2004. Packaging costs increased 8–12% largely driven by increase in resin. Natural gas costs increased 23% in the first six months of 2005 compared to the prior year.
     Freight out and commissions paid to independent brokers increased $344,000 million to $6.1 million in 2005 compared to $5.7 million in 2004 primarily as a result of the increase in net sales volume. Freight out and commissions as a percentage of net sales decreased to 4.8% in the first six months of 2005 compared to 5.1% in 2004 as a result of the relatively smaller increase in freight out and commission dollars compared to the increase in sales dollars.
Liquidity and Capital Resources
     Historical Cash Flow
     We have generated and expect to continue to generate positive cash flow from operations.
     When we were part of Dean Foods, our cash was swept regularly by Dean Foods. Dean Foods also funded our operating and investing activities as needed. Our transfers of cash both to and from Dean Foods’ cash management system are reflected on our balance sheets as “Dean Foods’ net investment.” Dean Foods did not allocate the interest expense related to its receivables-backed facility or other financing obligations to its segments, except for specific borrowings for industrial revenue bonds. Therefore, the interest expense reflected in our Consolidated Financial Statements relates only to our capital leases and our new line of credit.

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Cash provided by operating activities	$43,836	$64,399
Capital spending	$7,736	$8,173
     Net cash provided by operating activities decreased by $20.6 million for the first six months of 2005 compared to 2004, due to a reduction in net income of $13.1 million and changes in operating assets and liabilities.
     Net cash used in investing activities was $7.7 million in the first six months of 2005 compared to $8.9 million in the first six months of 2005, an increase of $1.2 million.
     We received a net amount of $1.2 million from borrowings under our revolving credit agreement in the first six months of 2005.

Current Debt Obligations
     At June 30, 2005 we had outstanding borrowings of $7.9 million consisting of $1.2 million under our revolving credit facility and $6.7 million of capital leases.
     Our short-term financing needs primarily are for financing of working capital during the year and reimbursement of transaction expenses associated with the Distribution. Due to the seasonality of pickle production driven by the cucumber harvest cycle, which occurs primarily during the spring and summer, pickle inventories generally are at a low point in late spring and at a high point during the fall increasing our working capital requirement. Our long-term financing needs will depend largely on potential acquisition activity. At June 30, 2005, we had $1.2 million in borrowings under our $400 million revolving credit facility. In addition, at June 30, 2005, there were $1.4 million of letters of credit under the revolver that were issued but undrawn. We are currently in compliance with all covenants contained in our credit agreement. Our credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy.
     See Note 8 to our Condensed Consolidated Financial Statements.
     The table below summarizes our obligations for indebtedness, purchase and lease obligations at June 30, 2005.

	Payments Due by Period
Indebtedness, Purchase &		7/1/05-	7/1/06-	7/1/07-	7/1/08-	7/1/09-
Lease Obligations	Total	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10	Thereafter
	(In thousands)
Revolving credit facility	$1,248	$1,248	$—	$—	$—	$—	$—
Capital lease obligations and other(1)	14,182	992	984	940	901	864	9,501
Purchasing obligations(2)	88,190	44,603	9,320	9,162	7,234	7,234	10,637
Operating leases	40,396	6,305	5,625	5,414	5,185	3,984	13,883
Interest payments	—	—	—	—	—	—	—

Total	$144,016	$53,148	$15,929	$15,516	$13,320	$12,082	$34,021

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, primarily cucumbers. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.
     Long-Term Liabilities
     Our employees participated in Dean Foods retirement plans. At the date of Distribution we assumed the liabilities and plan assets related to our employees. These plans offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.
     For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.
     We expect to contribute approximately $4.2 million to the pension plans and approximately $60,000 to the postretirement health plans in 2005.

     Other Commitments and Contingencies
     We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and audits:
•	certain indemnification obligations related to Dean Foods related to tax liabilities for the Distribution;

•	certain lease obligations, which require us to guarantee the minimum value of the leased asset at the end of the lease; and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.
     See Note 13 to our Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations.
Future Capital Requirements
     During 2005, we intend to invest a total of approximately $13 million to $15 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount
(In thousands)
Pickles	$4,500
Non-Dairy Powdered Creamer	6,300
Other	4,200

Total	$15,000
     In 2005, we expect cash interest to be approximately $1.5 million based on anticipated debt levels and cash taxes to be approximately $25 million. We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. As of August 8, 2005, $400 million was available for future borrowings under our line of credit.
Known Trends and Uncertainties
     Prices of Raw Materials
     We were adversely affected by rising input costs during 2004 and the first half of 2005, and we expect our financial results to continue to be adversely affected by high input costs throughout 2005.
     Many of the raw materials that we use in our products rose to unusually high levels during 2004, including soybean oil, casein, cheese and packaging materials. High fuel costs are also having a negative impact on our results. Prices for many of these raw materials and packaging materials are expected to remain high and in some cases increase in the second half of 2005. For competitive reasons, we may not be able to pass along increases in raw materials and other input costs as we incur them. Therefore, the current raw materials environment is expected to continue to adversely affect our financial results in 2005.
     Competitive Environment
     There has been significant consolidation in the retail grocery and foodservice industries in recent years, and mass merchandisers are gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer customers. There can be no assurance that we will be able to keep our existing customers, or gain new customers. As the consolidation of the retail grocery and foodservice industries continues, we could lose sales if any one or more of our existing customers were to be sold.
     Both the difficult economic environment and the increased competitive environment at the retail and foodservice levels have caused competition to become increasingly intense in our business. We expect this trend to continue for the foreseeable future.

     Tax Rate
     Our effective income tax rate was 52% for the six month period ended June 30, 2005. This high rate is due to the non-deductibility for tax purposes of the Distribution costs of $9.6 million. Recent and proposed changes to federal and state tax codes may cause the rate to change from historical rates.
Forward Looking Statements
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” In some cases, you can identify these statements by terminology such as “may,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the information above, including in “— Known Trends and Uncertainties,” as well as the risks outlined below. Actual performance or results may differ materially and adversely.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuations
     We do not utilize financial instruments for trading purposes or hold derivative financial instruments, which could expose us to significant market risk. In addition, all of our foreign sales are transacted in U.S. dollars. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility entered into in connection with the distribution, which is tied to variable market rates.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, our management, including our CEO, concluded that our Disclosure Controls were effective as of March 31, 2005.
Conclusions
     In the second quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
     We are not party to, nor are our properties the subject of, any material pending legal proceedings. However, we are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ E. Nichol McCully

E. Nichol McCully
Senior Vice President and Chief Financial Officer

August 8, 2005