Form 10-Q
period 2005-09-30
TreeHouse Foods, Inc.
filed 2005-11-14
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from            to
Commission File Number 001-32504

TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	20-2311383
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
Two Westbrook Corporate Center
Suite 1070
Westchester, IL 60154
(708) 483-1300
(Address, including zip code, and telephone number, including area code of the registrant’s principal executive offices)
1333 Butterfield Road, Suite 490
Downers Grove, IL 60515
(630) 512-0592
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
     As of November 7, 2005 there were 31,087,773 shares of Common Stock, par value $0.01 per share, outstanding.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,616	$165
Receivables, net	32,592	30,411
Inventories	138,168	115,294
Deferred income taxes	1,307	6,642
Prepaid expenses and other current assets	3,482	1,327
Assets of discontinued operations	1,962	5,944

Total current assets	180,127	159,783
Property, plant and equipment	129,302	125,246
Goodwill	308,028	308,695
Identifiable intangible and other assets	37,384	39,198

Total	$654,841	$632,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$72,713	$55,280
Current portion of long-term debt	14,725	215
Liabilities of discontinued operations	111	1,431

Total current liabilities	87,549	56,926
Long-term debt	6,200	28,296
Deferred income taxes	28,506	32,407
Other long-term liabilities	18,924	20,538
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $.01 per share, 40,000,000 shares authorized and 31,087,773 shares issued and outstanding	311	—
Additional paid-in capital	510,913	—
Retained earnings	4,900	—
Dean Foods’ net investment	—	497,217
Accumulated other comprehensive income (loss)	(2,462)	(2,462)

Total stockholders’ equity	513,662	494,755

Total	$654,841	$632,922

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net sales	$171,872	$169,203	$523,255	$515,133
Cost of sales	137,596	133,392	410,671	397,260

Gross profit	34,276	35,811	112,584	117,873
Operating expenses:
Selling and distribution	14,256	15,111	45,036	46,322
General and administrative:
Stock-based compensation	4,804	—	4,804	—
Other general and administrative	5,709	2,426	14,948	8,160

Total general and administrative	10,513	2,426	19,752	8,160

Management fee paid to Dean Foods	—	1,575	2,940	4,725
Other operating (income) expense — net	(317)	—	6,962	—
Amortization expense	452	352	1,280	1,024

Total operating expenses	24,904	19,464	75,970	60,231

Operating income	9,372	16,347	36,614	57,642
Other (income) expense:
Interest expense, net	403	180	768	545
Other (income) expense, net	—	(20)	(66)	79

Total other (income) expense	403	160	702	624

Income from continuing operations before income taxes	8,969	16,187	35,912	57,018
Income taxes	4,016	5,950	18,040	21,043

Income from continuing operations	4,953	10,237	17,872	35,975

Loss from discontinued operations, net of tax	(53)	(9,071)	(648)	(9,345)

Net income	$4,900	$1,166	$17,224	$26,630

Weighted average common shares:
Basic	30,833	30,801	30,812	30,801
Diluted	31,075	31,060	31,095	31,060
Basic earnings per common share:
Income from continuing operations	$.16	$.33	$.58	$1.17
Loss from discontinued operations, net of tax	—	(.29)	(.02)	(.30)

Net income	$.16	$.04	$.56	$.87

Diluted earnings per common share:
Income from continuing operations	$.16	$.33	$.57	$1.16
Loss from discontinued operations, net of tax	—	(.29)	(.02)	(.30)

Net income	$.16	$.04	$.55	$.86

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$17,224	$26,630
Loss from discontinued operations	648	9,345

Income from continuing operations	17,872	35,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,688	12,382
Stock-based compensation	4,804	—
Loss on disposition of assets	29	131
Deferred income taxes	1,434	6,550
Tax savings on equity compensation	2,283	—
Other	(2)	—
Changes in operating assets and liabilities:
Receivables	(229)	(2,075)
Inventories	(21,345)	(9,461)
Prepaid expenses and other assets	(3,529)	676
Accounts payable and accrued expenses	14,900	6,878

Net cash provided by continuing operations	28,905	51,056
Net cash provided by discontinued operations	2,014	5,326

Net cash provided by operating activities	30,919	56,382
Cash flows from investing activities:
Additions to property, plant and equipment	(11,067)	(16,243)
Proceeds from sale of fixed assets	14	76

Net cash used in continuing operations	(11,053)	(16,167)
Net cash used in discontinued operations	—	(1,064)

Net cash used in investing activities	(11,053)	(17,231)
Cash flows from financing activities:
Proceeds from issuance of debt	33,672	—
Repayment of debt	(19,275)	(4,035)
Payment of deferred financing costs	(808)	—
Issuance of common stock, net of expenses	2,527	—
Net activity with Dean Foods related to Distribution	(33,531)	(35,600)

Net cash provided by (used in) financing activities	(17,415)	(39,635)

Increase (decrease) in cash and cash equivalents	2,451	(484)
Cash and cash equivalents, beginning of period	165	1,105

Cash and cash equivalents, end of period	$2,616	$621

Non cash transactions with Dean Foods prior to Distribution:
Termination of receivables backed facility	$21,983	—
Transfer of Refrigerated Products net assets	4,586	—
Elimination of deferred compensation liability	1,137	—
See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three and nine months ended September 30, 2005
(unaudited)
1. General
     TreeHouse Foods, Inc. (“TreeHouse”) was formed on January 25, 2005 by Dean Foods Company (“Dean Foods”) in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty Foods Group segment, in addition to the Mocha Mix, Second Nature and foodservice salad dressings businesses conducted by other businesses owned by Dean Foods, to TreeHouse. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) was completed on June 27, 2005 and TreeHouse commenced operations as an independent public company. Dean Foods has no continuing stock ownership in TreeHouse.
     For periods prior to June 27, 2005, all of the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of our business that we describe in this report as “ours” are in fact the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of the businesses transferred to TreeHouse by Dean Foods. References in the accompanying Condensed Consolidated Financial Statements and in these Notes to “TreeHouse” “we”, “our” and “us” mean TreeHouse. Our historical financial results as part of Dean Foods will not reflect our financial results in the future as an independent company or what our financial results would have been had we been operated as a separate, independent company during the periods presented.
2. Significant Accounting Policies
     Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Combined Financial Statements in our registration statement on Form 10 for the year ended December 31, 2004. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. As permitted, certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended September 30, 2005 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2004 Combined Financial Statements contained in our registration statement on Form 10/A, as amended, filed with the Securities and Exchange Commission on June 14, 2005.
     Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $7.1 million and $7.0 million in the three month periods ended September 30, 2005 and 2004, respectively, and $22.5 million and $21.4 million for the nine month periods ended September 30, 2005 and 2004, respectively.
     Income Taxes—Prior to completion of the Distribution, we were included in Dean Foods’ consolidated income tax returns and we did not file separate federal tax returns.
     We entered into a tax sharing agreement with Dean Foods which generally governs Dean Foods’ and our respective rights, responsibilities and obligations after the Distribution with respect to taxes attributable to our business, as well as any taxes incurred by Dean Foods as a result of the failure of the Distribution to qualify for tax-free treatment under Section 355 of the Code.
     Under the tax sharing agreement, we are, with certain exceptions, liable for all U.S. federal, state, local and foreign taxes attributable to our business that are required to be paid after the Distribution. The tax sharing agreement sets forth rules for determining which taxes are attributable to our business and rules on the effect of subsequent adjustments to those taxes due to tax audits or examinations.

     Under the tax sharing agreement, we are liable for taxes that may be incurred by Dean Foods that arise from the failure of the Distribution to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) if the failure to so qualify is attributable to actions, events, or transactions relating to the stock, assets, or business of us or any of our affiliates, or a breach of the relevant representations or covenants made by us in the tax sharing agreement or the Distribution agreement or to Wilmer Cutler Pickering Hale and Dorr LLP in connection with rendering its opinion. If the failure of the Distribution to qualify under Section 355 of the Code is attributable to a breach of certain representations made by both us and Dean Foods or a change in law or change in the interpretation or application of any existing law after the execution of the tax sharing agreement, we will be liable for 50% of the taxes arising from the failure to so qualify. Under the tax sharing agreement, we are also liable for taxes (not to exceed $20 million) arising from certain intercompany transactions effectuated in connection with the Distribution.
     The tax sharing agreement also sets forth Dean Foods’ and our respective obligations with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.
     Stock-Based Compensation (Post-Distribution) — Effective July 1, 2005, we have adopted the requirements of SFAS 123(R) “Share-Based Payment”. This statement requires that compensation paid with equity instruments be measured at grant-date fair value and that the resulting expense be recognized over the relevant service period. Prior to the quarter beginning July 1, 2005, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, no compensation expense was recognized prior to the quarter beginning July 1, 2005 as stock options were granted at exercise prices that were at or above market value at the grant date.
     Recently Issued Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.
3. Other Operating (Income) Expense — Net
     We incurred other net operating (income) expense — net of $(317,000) and $7.0 million in the three months and nine months ended September 30, 2005. We did not incur like expenses in the three months or nine months ended September 30, 2004. Other operating expenses of $0 and $9.6 million in the three months and nine months ended September 30, 2005 consisted of Distribution related costs for legal, accounting and other professional fees. These expenses were partially offset by $1.1 million received in the second quarter as a settlement for participating in a high fructose corn syrup class action antitrust litigation, a $1.2 million gain from the sale of our Cairo, Georgia facilities in the second quarter and income of $317,000 in the third quarter related to lower environmental reserve requirements related to a closed tank yard facility which was sold in the third quarter.

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
     Net sales and income (loss) before taxes generated by our nutritional beverages business were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net sales	$—	$3,293	$98	$17,530
Income (loss) before tax	$(98)	$(14,546)	$(1,049)	$(14,985)
     As part of the discontinuation of the nutritional beverages business, we recorded charges to close our manufacturing facility in Benton Harbor, Michigan. These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We expect to incur additional charges after September 30, 2005 of approximately $158,000 in shutdown and other costs. These additional charges are expected to be completed by December 2005. The principal components of the facility closure included (i) workforce reductions as a result of the facility closing; (ii) shutdown costs, including those costs that are necessary to prepare the abandoned facility for closure and resale; (iii) costs incurred after shutdown such as utilities and property taxes; and (iv) write-downs of property, plant and equipment. The impaired property and equipment was written down to its estimated fair value of $1.0 million and held for sale at September 30, 2005.
     Activity with respect to the facility closure costs is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			September 30,
	2004	Charges	Payment	2005
	(In thousands)
Cash charges:
Workforce reduction costs	$1,440	$(16)	$(1,395)	$29
Shutdown costs	—	746	(746)	—
Other	4	318	(320)	2

Total	$1,444	$1,048	$(2,461)	$31

5. Facility Closing and Reorganization Costs
     As part of the acquisition by merger of legacy Dean Foods by Suiza Foods in December 2001, we accrued costs pursuant to plans to exit certain activities and operations in order to rationalize production costs and inefficiencies. Under these plans, our facility in Cairo, Georgia was closed. We also shut down two pickle tank yards and relocated production between plants as part of our overall integration and efficiency efforts.
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

     In the second quarter of 2005 we sold the Cairo, Georgia facility.
     Activity with respect to these acquisition liabilities for 2005 is summarized below:

(In thousands)
Accrued charges at December 31, 2004	$1,537
Payments	(112)
Adjustments	(765)

Accrued charges at September 30, 2005	$660

6. Inventories

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw materials and supplies	$42,259	$33,430
Finished goods	101,862	85,819
LIFO Reserve	(5,953)	(3,955)

Total	$138,168	$115,294

     Approximately $102.6 million and $88.2 million of our inventory was accounted for under the LIFO method of accounting at September 30, 2005 and December 31, 2004, respectively.
7. Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	Pickles	Powder	Other	Total
	(In thousands)
Balance at December 31, 2004	$102,720	$162,935	$43,040	$308,695
Purchase accounting adjustments	(83)	(549)	(35)	(667)

Balance at September 30, 2005	$102,637	$162,386	$43,005	$308,028

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$25,640	$—	$25,640	$25,640	$—	$25,640
Intangible assets with finite lives:
Customer-related	13,675	(5,244)	8,431	13,675	(4,002)	9,673

Total	$39,315	$(5,244)	$34,071	$39,315	$(4,002)	$35,313

     Amortization expense on intangible assets for the three months ended September 30, 2005 and 2004 was $452,000 and $352,000 respectively and $1.3 million and $1.0 million in the nine months ended September 30, 2005 and 2004. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$1.9 million
2007	1.7 million
2008	1.7 million
2009	1.5 million
2010	1.2 million
8. Long-Term Debt

	September 30, 2005		December 31, 2004
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
	(Dollars In Thousands)
Revolving credit facility	$14,400	4.84%	$—
Receivables-backed loan	—		21,983	2.83%
Capital lease obligations and other	6,525		6,528

	20,925		28,511
Less current portion
Total	(14,725)		(215)

	$6,200		$28,296

     Revolving Credit Facility — Effective June 27, 2005 we entered into a five-year unsecured revolving credit agreement with a group of participating financial institutions under which we can borrow up to $400 million. This agreement also includes a $75 million letter of credit sublimit, against which $1.4 million letter of credit has been issued. We may request to increase the commitments under the credit facility up to an aggregate of $500 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing, and to pay fees and expenses in connection with the Distribution. The credit facility contains various financial and other restrictive covenants and will require that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of September 30, 2005. We believe that, given our current cash position, our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
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

     Receivables-Backed Facility — Prior to the Distribution, we participated in Dean Foods’ receivables-backed facility. We sold our accounts receivable to a wholly-owned special purpose entity controlled by Dean Foods that is intended to be bankruptcy-remote. The special purpose entity transferred the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. Dean Foods treats the securitization as a borrowing for accounting purposes, and the assets and liabilities of the special purpose entity are fully reflected in our December 31, 2004 Consolidated Balance Sheet. The Dean Foods receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. Dean Foods does not allocate interest related to the receivables-backed facility to its segments. Therefore, no interest costs related to this facility have been reflected in our Consolidated Income Statements. Effective April 1, 2005, we ceased to participate in Dean Foods’ receivables-backed facility.
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
9. Stockholders’ Equity and Earnings per Share
     Common stock distribution and issuance — Our common stock was distributed to Dean Foods stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods outstanding as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements, TreeHouse management purchased approximately 1.67% of TreeHouse common stock directly from Dean Foods in January 2005. These shares are equivalent to 513,353 shares on a post-Distribution basis. As of September 30, 2005, there were 31,087,773 shares issued and outstanding. There is no treasury stock and there is no remaining stock ownership by Dean Foods.
     Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. For all periods prior to June 30, 2005, basic earnings per share are computed using our shares outstanding as of the date of the completion of the Distribution. Diluted earnings per share give effect to all potentially dilutive common shares that were outstanding during the reporting period. As described in Note 10-Stock-based Compensation, we issued various awards as of June 27, 2005 and during the third quarter of 2005. For the period the options were outstanding, the exercise price for stock options issued exceeds the average market price during the quarter and nine months ended September 30, 2005. As such, these options are excluded from the diluted earnings per share calculation for the quarter and nine month periods. The restricted stock and restricted stock unit awards are subject to market conditions for vesting which was not met as of September 30, so these awards are also excluded from the diluted earnings per share calculation.
     Prior to completion of the Distribution, Dean Foods converted options on Dean Foods stock held by Dean’s chairman and chief executive officer. These were converted on a pro-rata basis between options for Dean Foods and TreeHouse shares. As a result, there are 459,505 options outstanding as of September 30, 2005 which are exercisable at various prices. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share. The net dilutive effect of these options are included in the diluted earnings per share calculation for all periods presented. During the quarter ended September 30, 2005, 286,495 options held by Dean’s chairman and chief executive officer were exercised at a total price of $2.5 million.
     The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2005	2004	2005	2004
Weighted average shares outstanding	30,832,713	30,801,278	30,811,797	30,801,278
Assumed exercise of stock options (1)	242,211	259,133	282,706	259,133

Weighted average diluted common shares outstanding	31,074,924	31,060,411	31,094,503	31,060,411

(1) The assumed exercise of stock options excludes 1,537,560 options outstanding which were anti-dilutive for the three and nine months ended September 30, 2005.

10. Stock-based Compensation
     The following table summarizes stock options granted during 2005. Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. Options were also granted to our non-employee directors. All options granted have three year terms which vest one-third on each of the first three anniversaries of the grant date.

	Employee	Director	Weighted Average
	Options	Options	Exercise Price
Outstanding, December 31, 2004	—	—	—
Granted, Canceled, Exercised during first quarter	—	—	—
Granted during second quarter	1,482,016	40,794	$29.65
Canceled or forfeited during second quarter	—	—	—
Exercised during second quarter	—	—	—
Converted from Dean Foods options during second quarter (1)	—	746,000	$12.68
Granted during third quarter	14,750	—	$26.88
Exercised during third quarter	—	(286,495)	$8.82

Outstanding, September 30, 2005	1,496,766	500,299

(1)	Dean Foods’ options converted into TreeHouse options as described in Note 9.
     In addition to stock options, certain key management employees were granted restricted stock and restricted stock units pursuant to the terms of their employment agreements. Restricted stock generally vests one-third on each of January 27, 2006, 2007 and 2008. It is subject to a market condition that requires that the total shareholder return of TreeHouse exceed the median of a peer group of 20 companies for the applicable vesting period. In addition, there is a cumulative test at January 27, 2007 through 2010 that allows for vesting of previously unvested grants if the total shareholder return test is met on a cumulative basis. Restricted stock units have the same vesting dates as restricted stock, but they are subject to the condition that the price of TreeHouse stock exceeds $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last vesting date of January 27, 2008. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units in the second quarter and these are all outstanding as of September 30, 2005. As the market condition for both the restricted stock and restricted stock units had not been met, no compensation expense was recorded at June 30, 2005.
     As stated in Note 2, for the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments”. The company elected to use the modified prospective application of SFAS 123(R) for these awards issued prior to July 1, 2005. Income from continuing operations before tax for the quarter ended September 30, 2005 included share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $4.8 million.
     The fair value of each stock option, restricted stock and restricted stock unit award (the “Awards”) is estimated on the date of grant using the assumptions noted in the following table and the market price of the Company’s stock on the date of grant. The stock options were valued using a Black Scholes model and the restricted stock and restricted stock units were valued using a Monte Carlo simulation. Because valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company’s stock was not publicly traded prior to June 27, 2005, expected volatilities are based on the implied historical volatilities from peer companies and other factors. The Company has estimated that all employees will complete the required service conditions associated with the Awards. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the implied service period based on the term of the Awards. The risk-free rate interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Stock Options	Restricted Stock	Restricted Stock Units
Expected volatility	27.5%	27.8%	27.8%
Expected dividends	0	0	0
Expected term	4.5 years	1.35 - 3.15 years	1.20 - 3.14 years
Risk-free interest rate	3.76%	3.76%	3.76%

11. Share-Based Compensation Sponsored by Dean Foods
     Stock-Based Compensation (Pre-Distribution) — Certain of our employees previously participated in stock-based compensation plans sponsored by Dean Foods that were settled in Dean Foods common stock. We elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for Dean Foods stock options held by our employees. As such, no compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date. Prior to the Distribution, the scheduled vesting of the Dean Foods stock options was as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Under the terms of the stock option agreements, the vesting of such options accelerated at the time of the Distribution. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” additional compensation expense, net of related taxes, would have been recognized of $0 and $324,000 in the three-month periods ended September 30, 2005 and 2004, respectively, and $312,000 and $960,000 in the nine-month periods ended September 30, 2005 and 2004, respectively. The fair value of each stock option granted in 2004 was calculated using the Black-Scholes option-pricing model, with the following assumptions: expected volatility — 25% ; no expected dividend; expected option term — 5 years; and risk-free rate of return — 3.57%. No Dean Foods stock options were granted to our employees in 2005.
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
     Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands)
Components of net period cost:
Service cost	$80	$90	$240	$270
Interest cost	399	428	1,197	1,284
Expected return on plan assets	(312)	(274)	(936)	(822)
Amortizations:
Prior service cost	21	20	63	60
Unrecognized net loss	40	3	120	9
Effect of settlement	37	32	111	96

Net period benefit cost	$265	$299	$795	$897

     We expect to contribute $4.2 million to the pension plans during 2005.
     Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands)
Components of net period cost:
Service and interest cost	$73	$71	$219	$213
Unrecognized net loss	16	9	48	27

Net period benefit cost	$89	$80	$267	$240

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
     Insurance — We participated in the Dean Foods insurance programs through the date of the Distribution. We have established our own insurance program as of the Distribution with retention of selected levels of property and casualty risks, primarily related to employee health care, workers compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. Effective with the Distribution on June 27, 2005 all current property and casualty insurance programs are now administered directly for TreeHouse by the carriers with support from an independent insurance consultant. Deductibles for casualty claims range from $50,000 to $500,000 depending upon the type of coverage. We believe we have established adequate reserves to cover these claims. To minimize expense, Dean Foods will remain involved administratively on the historical workers compensation run-out of claims, with TreeHouse assuming financial responsibility.
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
     14. Related Party Transactions
     Management Fee Paid to Dean Foods — Dean Foods provided us with certain administrative services such as tax, treasury, human resources, risk management, legal, information technology, internal audit, accounting and reporting in return for a management fee. The management fee was based on budgeted annual expenses for Dean Foods’ corporate headquarters and allocated among Dean Foods’ segments. We paid Dean Foods a management fee of $0 and $1.6 million in the three months ended September 30, 2005 and 2004, respectively and $2.9 and $4.7 million in the nine months ended September 30, 2005 and 2004, respectively. There are no management fees paid to Dean post-Distribution.
     Amount Due Dean Foods — As of September 30, 2005 we owed Dean Foods approximately $4.8 million in accordance with the tax sharing agreement. These amounts are included in accounts payable and accrued expense caption on the balance sheet.
     Cash Management — Effective with the Distribution, we manage our own cash in conjunction with our revolving credit facility. Prior to the Distribution, we were part of Dean Foods’ cash management system, wherein Dean regularly “swept” our available cash and provided funding for operating and investing activities.

     Refrigerated Products — We have consolidated the Refrigerated Products manufacturing activities into a leased facility in City of Industry, California. We assumed the lease of the City of Industry facility at the date of the Distribution. Product costs are charged to the Refrigerated Products businesses based on the direct materials, direct processing costs and allocated indirect labor, benefits and other processing and facility costs applicable to our products on a shared services basis. As a result, our Consolidated Statements of Income reflect the fully absorbed costs for these products, along with allocated distribution, commission and administrative costs based on the volumes of products sold, including Refrigerated Products.
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
     Our aseptic products and other refrigerated products do not qualify as a reportable segment and are included under other food products. Aseptic products are sterilized using a process which allows storage for prolonged periods without refrigeration. We manufacture aseptic cheese sauces and puddings. Our cheese sauces and puddings are sold primarily under private labels to distributors. Our refrigerated products include Mocha Mix, a non-dairy liquid creamer, Second Nature, a liquid egg substitute, and salad dressings sold in foodservice channels.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands)
Net sales to external customers:
Pickles	$76,045	$79,655	$244,046	$258,725
Non-Dairy Powdered Creamer	62,630	59,745	188,468	171,479
Other	33,197	29,803	90,741	84,929

Total	171,872	169,203	523,255	515,133
Operating income:
Pickles	10,033	9,339	33,654	39,103
Non-Dairy Powdered Creamer	9,151	10,255	29,967	29,518
Other	5,302	6,724	18,238	18,912

Segment adjusted gross margin	24,486	26,318	81,859	87,533
Other operating expenses	15,114	9,971	45,245	29,891

Operating income	$9,372	$16,347	$36,614	$57,642

     Geographic Information — During the first nine months of 2005 we had foreign sales of approximately 1.3% of consolidated sales. We primarily export to South America and Canada.
     Major Customers — Our non-dairy powdered creamer segment had one customer that represented greater than 10% of our 2005 sales. Approximately 11.5% of our consolidated sales were to that same customer. Our other food products segment had two customers that represented greater than 10% of our 2005 sales. Approximately 6.7% and 6.0% of our consolidated 2005 sales were to those customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
     We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles and private label non-dairy powdered creamer in the United States. We had two reportable segments during all periods discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: pickles and non-dairy powdered creamer. We have designated our reportable segments largely on how management views our business and on differences in manufacturing processes between product categories. The key performance indicators of both of our segments are sales dollars, gross profit and adjusted gross margin, which is our gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”) and commissions paid to independent brokers.
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
     Prior to 2005, we manufactured and sold aseptic nutritional beverages under co-pack arrangements and private labels. We exited the nutritional beverages business in the fourth quarter of 2004 due to significant declines in volume, which we believed could not be replaced without significant investments in capital and research and development. Our financial statements reflect the operations and assets related to the nutritional beverages business as discontinued operations.
     We sell our products primarily to the retail grocery and foodservice markets.
Recent Developments
     Spin-Off from Dean Foods -TreeHouse Foods, Inc. (“TreeHouse”) was formed on January 25, 2005 by Dean Foods Company (“Dean Foods”) in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty Foods Group segment, in addition to the Mocha Mix, Second Nature and foodservice salad dressings businesses conducted by other businesses owned by Dean Foods to TreeHouse. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) were completed on June 27, 2005 and TreeHouse commenced operations as a separate, standalone company. Dean Foods has no continuing stock ownership in us.
     New York Stock Exchange Listing - In conjunction with the Distribution, TreeHouse began regular trading on the New York Stock Exchange on June 28, 2005 under the symbol “THS.”
     Credit Agreement - TreeHouse entered into a credit agreement with a consortium of banks, effective as of the Distribution, which provides a $400 million revolving credit facility for general corporate purposes, including working capital and acquisitions.

Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30
	2005		2004		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$171,872	100.0%	$169,203	100.0%	$523,255	100.0%	$515,133	100.0%
Cost of sales	137,596	80.0	133,392	78.8	410,671	78.5	397,260	77.1

Gross profit	34,276	20.0	35,811	21.2	112,584	21.5	117,873	22.9
Operating expenses:
Selling and distribution	14,256	8.3	15,111	8.9	45,036	8.6	46,322	9.0
General and administrative:
Stock based compensation	4,804	2.8	—	—	4,804	.9	—	—
Other general and administrative	5,709	3.3	2,426	1.4	14,948	2.9	8,160	1.6

Total general and administrative	10,513	6.1	2,426	1.4	19,752	3.8	8,160	1.6

Management fee paid to Dean Foods	—	—	1,575	.9	2,940	.6	4,725	.9
Other operating expense, net	(317)	(.2)	—	—	6,962	1.3	—	—
Amortization expense	452	.3	352	.2	1,280	.2	1,024	.2

Total operating expenses	24,904	14.5	19,464	11.4	75,970	14.5	60,231	11.7

Total operating income	$9,372	5.5%	$16,347	9.8%	$36,614	7.0%	$57,642	11.2%

     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Net Sales — Third quarter net sales increased approximately 1.6% to $171.9 million in 2005, compared to $169.2 million in the third quarter of 2004. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$76,045	$79,655	$(3,610)	(4.5)%
Non-dairy powdered creamer	62,630	59,745	2,885	4.8
Other	33,197	29,803	3,394	11.4

Total	$171,872	$169,203	$2,669	1.6%

     Declines in sales in the pickles segment in the third quarter of 2005 were offset by increased sales in the non-dairy powdered creamer segment and in other products. Sales in the non-dairy powdered creamer segment increased 4.8% as a result of increased volumes in our retail and export channels. Net sales in the pickles segment decreased 4.5% to $76.0 million in the third quarter of 2005 from $79.7 million in the third quarter of the prior year primarily due to declines in sales to retail customers. Net sales of other products increased 11.4% to $33.2 million in the third quarter of 2005 from $29.8 million in the third quarter of the prior year primarily due to increased sales of refrigerated dips and dressings.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; facility and equipment costs, including costs to operate and maintain our warehouses; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 80.0% in the third quarter of 2005 from 78.8% in the third quarter of 2004, primarily due to increased raw material and packaging costs in the pickles and powder segments that could not be passed on to the customer. Higher fuel and energy costs negatively impacted cost of sales partially due to the impact of Hurricane Katrina. We continue to experience increases in commodity costs such as casein and coconut oil compared to the third quarter of 2004. See — “Results by Segment”.
     Operating Expenses — Our operating expenses increased to $24.9 million during the third quarter of 2005 compared to $19.5 million for the third quarter of 2004. The increase in 2005 resulted from the adoption of SFAS 123(R), Share Based Payments, which increased operating expenses in the current quarter by $4.8 million. Additionally, the hiring of the TreeHouse management team, which is included in general and administrative expense, increased operating expense by $1 million from the year ago quarter which included a management fee paid to Dean Foods of $1.6 million. There are no management fees paid to Dean Foods post-Distribution. Selling and distribution expenses decreased primarily due to a reduction of sales and marketing personnel in the fourth quarter of 2004 and lower trade marketing expenses. These decreases were offset by higher fuel prices, which we estimate added a total of approximately $800,000 to distribution costs in the third quarter of 2005 compared to the third quarter of 2004.
     Operating Income — Operating income during the third quarter of 2005 was $9.4 million, a decrease of $7.0 million, or 42.7%, from operating income of $16.4 million in the third quarter of 2004. Our operating margin was 5.5% in the third quarter of 2005 as compared to 9.8% in the prior year.
     Income Taxes — Income tax expense was recorded at an effective rate of 44.8% in the third quarter of 2005 compared to 36.8% in the prior year. The higher effective rate is primarily due to changes in the distribution of our taxable income from previous estimates for state income tax purposes.
     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 — Results by Segment
     Pickles —

	Three Months Ended September 30
	2005		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$76,045	100.0%	$79,655	100.0%
Cost of sales	61,144	80.4	65,018	81.6

Gross profit	14,901	19.6	14,637	18.4
Freight out and commissions	4,868	6.4	5,298	6.7

Adjusted gross margin	$10,033	13.2%	$9,339	11.7%

     Net sales in the pickles segment decreased by approximately $3.6 million, or 4.5%, in the third quarter of 2005 compared to the third quarter of 2004. The change in net sales from third quarter of 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2004 Net sales	$79,655
Volume	(3,954)	(5.0)%
Pricing	344	.5

2005 Net sales	$76,045	(4.5)%

     The decrease in net sales from 2004 to 2005 resulted primarily from declines in volume sales to retail customers. We lost the business of a large retail customer in the third quarter of 2004; in addition, according to Information Resources, Inc., sales volumes of pickles by retail grocers were down 5.2% compared to third quarter of the prior year.
     Cost of sales as a percentage of net sales decreased from 81.6% in 2004 to 80.4% in 2005 primarily as a result of significant decrease in promotional spending related to net sales which was partially offset by increases in packaging, raw material and labor and overhead costs. Significant increases in the quarter include (i) a 4% increase in glass costs due in part to rising natural gas prices; (ii) a 14% increase in plastic containers due to rising resin costs; and (iii) a 21% increase in natural gas costs.
     Freight out and commissions paid to independent brokers decreased $430,000 or 8.1%, to $4.9 million in the second quarter of 2005 compared to $5.3 million in 2004 primarily as a result of lower volumes offset somewhat by increased freight expense.

     Non-dairy powdered creamer —

	Three Months Ended September 30
	2005		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$62,630	100.0%	$59,745	100.0%
Cost of sales	50,218	80.2	46,535	77.9

Gross profit	12,412	19.8	13,210	22.1
Freight out and commissions	3,261	5.2	2,955	4.9

Adjusted gross margin	$9,151	14.6%	$10,255	17.2%

     Net sales in the non-dairy powdered creamer segment increased by approximately $2.9 million, or 4.8%, in the third quarter of 2005 compared to the prior year. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2004 Net sales	$59,745
Volume	3,167	5.3%
Pricing	(282)	(.5)

2005 Net sales	$62,630	4.8%

     Sales volumes increased by approximately 5.3%, which was due to strong growth in both our retail and export business.
     Cost of sales as a percentage of net sales increased from 77.9% in the third quarter of 2004 to 80.2% in 2005, as increases in raw material packaging and utility costs continue to escalate due to rising energy costs. Increases in raw material costs included a 34% increase in casein, which was partially offset by a 18% decrease in soybean oil in the third quarter of 2005 compared to the third quarter of 2004. Packaging cost increases include an 18% increase on plastic and PET containers. Natural gas increased 21% in the third quarter of 2005 compared to the prior year.
     Freight out and commissions paid to independent brokers increased $306,000 to $3.3 million in 2005 compared to $3.0 million in 2004 primarily as a result of the increase in net sales volume. Freight out and commissions as a percentage of net sales increased to 5.2% in the third quarter of 2005 compared to 4.9% in 2004 as a result of a 16% increase in freight caused by higher fuel costs..
     First Nine Months of 2005 Compared to First Nine Months of 2004
     Net Sales —Net sales increased approximately 1.6% to $523.3 million in the first nine months of 2005, compared to $515.1 million in the first nine months of 2004. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$244,046	$258,725	$(14,679)	(5.7)%
Non-dairy powdered creamer	188,468	171,479	16,989	9.9
Other	90,741	84,929	5,812	6.9

Total	$523,255	$515,133	$8,122	1.6%

     Declines in sales in the pickles segment in the first nine months of 2005 were offset by increased sales in the non-dairy powdered creamer segment and in other products. Sales in the non-dairy powdered creamer segment increased 9.9% as a result of increased volumes in our retail and industrial channels and increased prices in response to rising input costs. Net sales in the pickles segment decreased 5.7% to $244.0 million in the first nine months of 2005 from $258.7 million in the first nine months of the prior year primarily due to declines in sales to retail customers. Net sales of other products increased 6.9% to $90.7 million in the first nine months of 2005 from $84.9 million in the first nine months of the prior year primarily due to increased sales of aseptic and refrigerated products.

     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; facility and equipment costs, including costs to operate and maintain our warehouses; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 78.5% in the first nine months of 2005 from 77.1% in the first nine months of 2004, primarily due to the increased raw material and packaging costs that we were unable to pass on to the customer. Higher fuel and energy costs also negatively impacted cost of sales. We continue to experience increases in commodity costs such as casein, and coconut oil compared to the first nine months of 2004. See — “Results by Segment”.
     Operating Expenses — Our operating expenses increased to $76.0 million for the nine months ended September 30, 2005 compared to $60.2 million for the same period of 2004. The increase in 2005 resulted from three events: (1) the creation of TreeHouse and hiring of its management team, (2) the completion of the spin-off of TreeHouse from Dean Foods and (3) the adoption of SFAS 123(R), Share Based Compensation, in the third quarter, which increased operating expenses by $4.8 million. TreeHouse corporate costs of $5.4 million are included in general and administrative expense. The transaction costs to complete the spin-off are included in other operating expense in the amount of $9.6 million. These costs, which include legal, accounting and other professional fees and an investment banking fee incurred in completing the spin-off, are considered by TreeHouse to be a one-time expense unique to this transaction. Other operating expense also includes two items which partially offset the transaction costs. We received $1.1 million in the second quarter as a settlement for participating in a high fructose corn syrup class action antitrust litigation. We also sold our Cairo, Georgia facilities in the second quarter that generated a gain of $1.2 million. Selling expenses decreased primarily due to a reduction of sales and marketing personnel in the fourth quarter of 2004 and lower trade marketing expenses. These decreases were offset by higher fuel prices, which we estimate added a total of approximately $1.6 million to distribution costs in the first nine months of 2005 compared to the first nine months of 2004.
     Operating Income — Operating income during the first nine months of 2005 was $36.6 million, a decrease of $21.0 million, or 36.5% from operating income of $57.6 million in the first nine months of 2004 as a result of the distribution spin related expenses, the adoption of SFAS 123(R), TreeHouse corporate costs and higher raw material and packaging expenses incurred in the first nine months of 2005. Our operating margin was 7.0% in the first nine months of 2005 as compared to 11.2% in the prior year.
     Income Taxes — Income tax expense was recorded at an effective rate of 50.2% for the first nine months of 2005 compared to 36.9% in the prior year. The non-deductibility of the Distribution expenses for tax purposes in 2005 caused the large increase in effective tax rate compared to 2004. Our effective tax rate varies based on the relative earnings of our business units.
     First Nine Months of 2005 Compared to First Nine Months of 2004 — Results by Segment
     Pickles —

	Nine Months Ended September 30
	2005		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$244,046	100.0%	$258,725	100.0%
Cost of sales	194,403	79.7	202,665	78.3

Gross profit	49,643	20.3	56,060	21.7
Freight out and commissions	15,989	6.5	16,957	6.6

Adjusted gross margin	$33,654	13.8%	$39,103	15.1%

     Net sales in the pickles segment decreased by approximately $14.7 million, or 5.7%, in the first nine months of 2005 compared to the first nine months of 2004. The change in net sales from the first nine months of 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2004 Net sales	$258,725
Volume	(14,577)	(5.6)%
Pricing	(102)	(.1)

2005 Net sales	$244,046	(5.7)%

     The decrease in net sales from 2004 to 2005 resulted primarily from declines in volume sales to retail customers. We lost the business of a large retail customer in the third quarter of 2004; in addition, according to Information Resources, Inc., sales volumes of pickles by all retail grocers was down 6.0% compared to the first nine months of the prior year.
     Cost of sales as a percentage of net sales increased from 78.3% in 2004 to 79.7% in 2005 primarily as a result of significant increases in packaging, raw material and labor and overhead costs. Significant increases in the first nine months include (i) a 4% increase in glass costs due in part to rising natural gas prices; (ii) a 14% increase in plastic containers due to rising resin costs; and (iii) a 23% increase in natural gas costs.
     Freight out and commissions paid to independent brokers decreased $968,000, or 5.7%, to $16.0 million in the first nine months of 2005 compared to $17.0 million as a result of lower volumes. However, freight out and commissions decreased slightly as a percentage of net sales to 6.5% in the first nine months of 2005 compared to 6.6% in 2004 due to a decrease in commission rates offset by an increase in freight out.
     Non-dairy powdered creamer —

	Nine Months Ended September 30
	2005		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$188,468	100.0%	$171,479	100.0%
Cost of sales	149,152	79.1	133,262	77.7

Gross profit	39,316	20.9	38,217	22.3
Freight out and commissions	9,349	5.0	8,699	5.1

Adjusted gross margin	$29,967	15.9%	$29,518	17.2%

     Net sales in the non-dairy powdered creamer segment increased by approximately $17 million, or 9.9%, in the first nine months of 2005 compared to the prior year. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2004 Net sales	$171,479
Volume	12,129	7.1%
Pricing	4,860	2.8

2005 Net sales	$188,468	9.9%

     In the first quarter of 2005, we increased our prices in response to significant increases in raw material costs such as casein. Also, sales volumes increased by approximately 7.1%, which we believe was due to continued positive response to our new packaging for retail customers introduced in mid-2002.
     Cost of sales as a percentage of net sales increased from 77.7% in the first nine months of 2004 to 79.1% in 2005, as price increases to our customers partially offset increases in raw material packaging and utility costs. Increases in raw material costs included a 35% increase in casein, which was partially offset by a 15% decrease in soybean oil in the first nine months of 2005 compared to the first nine months of 2004. Packaging costs increased largely driven by increase in resin. Natural gas costs increased 23% in the first six months of 2005 compared to the prior year.
     Freight out and commissions paid to independent brokers increased $650,000 to $9.3 million in 2005 compared to $8.7 million in 2004 primarily as a result of the increase in net sales volume. Freight out and commissions as a percentage of net sales decreased to 5.0% in the first nine months of 2005 compared to 5.1% in 2004 as a result of the relatively smaller increase in freight out and commission dollars compared to the increase in sales dollars.

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

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Cash provided by operating activities	$30,919	$56,382
Capital spending	$11,067	$16,243
     Net cash provided by operating activities decreased by $25.5 million for the first nine months of 2005 compared to 2004, due to a reduction in income from continuing operations of $18.1 million, reduction in deferred taxes of $5.1 million, reduction in cash provided by discontinued operations of $3.3 million. Reductions were offset by the cash provided by tax savings on equity compensation of $2.3 million.
     Net cash used in investing activities was $11.1 million in the first nine months of 2005 compared to $17.2 million in the first nine months of 2004, an decrease of $6.1 million mainly due to the acquisition of our Portland facility for $4.4 million in August of 2004. This facility was previously leased.
     We received a net amount of $14.4 million from borrowings under our revolving credit agreement in the first nine months of 2005.
     We also received $2.5 million as the result of stock option exercises.
Current Debt Obligations
     At September 30, 2005 we had outstanding borrowings of $20.9 million consisting of $14.4 million under our revolving credit facility and $6.5 million of capital leases.
     Our short-term financing needs primarily are for financing of working capital during the year and reimbursement of transaction expenses associated with the Distribution. Due to the seasonality of pickle production driven by the cucumber harvest cycle, which occurs primarily during the spring and summer, pickle inventories generally are at a low point in late spring and at a high point during the fall increasing our working capital requirement. Our long-term financing needs will depend largely on potential acquisition activity. At September 30, 2005, we had $14.4 million in borrowings under our $400 million revolving credit facility. In addition, at September 30, 2005, there were $1.4 million of letters of credit under the revolver that were issued but undrawn. We are currently in compliance with all covenants contained in our credit agreement. Our credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy.
     See Note 8 to our Condensed Consolidated Financial Statements.

     The table below summarizes our obligations for indebtedness, purchase and lease obligations at September 30, 2005.

	Payments Due by Period
Indebtedness, Purchase &		10/1/05-	10/1/06-	10/1/07-	10/1/08-	10/1/09-
Lease Obligations	Total	9/30/06	9/30/07	9/30/08	9/30/09	9/30/10	Thereafter
	(In thousands)
Revolving credit facility	$14,400	$14,400	$—	$—	$—	$—	$—
Capital lease obligations and other(1)	13,450	1,037	1,008	960	904	862	8,679
Purchasing obligations(2)	67,089	34,153	8,785	7,471	6,043	886	9,751
Operating leases	41,527	6,806	5,509	5,260	5,067	4,987	13,898
Interest payments	69	69	—	—	—	—	—

Total	$136,535	$56,465	$15,302	$13,691	$12,014	$6,735	$32,328

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, primarily cucumbers. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.
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
     Other Commitments and Contingencies
     We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and audits:
•	certain indemnification obligations in favor of Dean Foods related to tax liabilities for the Distribution;

•	certain lease obligations, which require us to guarantee the minimum value of the leased asset at the end of the lease; and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.
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

     In 2005, we expect cash interest to be approximately $1.2 million based on anticipated debt levels and cash taxes to be approximately $23 million. We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. As of November 7, 2005, $388 million was available for future borrowings under our line of credit.
Known Trends and Uncertainties
     Prices of Raw Materials
     We were adversely affected by rising input costs during 2004 and the first nine months of 2005, and we expect our financial results to continue to be adversely affected by high input costs throughout 2005.
     Many of the raw materials that we use in our products rose to unusually high levels during 2005, including soybean oil, casein, cheese and packaging materials. High fuel costs are also having a negative impact on our results. Prices for many of these raw materials and packaging materials are expected to remain high and in some cases increase in the fourth quarter of 2005. For competitive reasons, we may not be able to pass along increases in raw materials and other input costs as we incur them. Therefore, the current raw materials environment is expected to continue to adversely affect our financial results in 2005.
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
     Tax Rate
     Our effective income tax rate was 50.2% for the nine month period ended September 30, 2005. This high rate is due to the non-deductibility for tax purposes of the Distribution costs of $9.6 million. Recent and proposed changes to federal and state tax codes may cause the rate to change from historical rates.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain and evaluate disclosure controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
     In the third quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods then ended, and of cash flows for the nine-month period then ended. These interim financial statements are the responsibility of the Corporation’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Chicago, Illinois
November 11, 2005

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
November 10, 2005