Form 10-K
period 2005-12-31
TreeHouse Foods, Inc.
filed 2006-03-29
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 001-32504

TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	20-2311383
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. employer Identification No.)
Two Westbrook Corporate Center
Suite 1070
Westchester, IL 60154
(708) 483-1300
(Address, including zip code, and telephone number, including area code of the registrant’s principal executive offices)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☑
     The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2005, (the last day of our most recent second quarter) based on the $28.51 per share closing price for the Registrant’s common stock on the New York Stock Exchange on June 30, 2005, was approximately $878.1 million.
     The number of shares of the registrant’s common stock outstanding as of March 24, 2006 was 31,087,773.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about April 21, 2006 (to be filed) are incorporated by reference into Part III of this Form 10-K.

PART I
Forward-Looking Statements
      From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
      The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.
      In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 1.	Business
Introduction
      References herein to “we,” “us,” “our,” the “Company” and “TreeHouse” refers to TreeHouse Foods, Inc. and its subsidiaries unless the context specifically states or implies otherwise.
      TreeHouse is a Delaware corporation that was formed on January 25, 2005 by Dean Foods Company (“Dean Foods”) in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty Foods Group segment, and its Mocha Mix®, Second Nature® and foodservice salad dressings businesses to TreeHouse. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) were completed on June 27, 2005 and TreeHouse commenced operations as a separate, standalone company. Dean Foods has no continuing stock ownership in TreeHouse.
      We are a food manufacturer servicing primarily the retail grocery and foodservice channels. Our products include pickles and related products, such as peppers and relishes; non-dairy powdered creamer used as coffee creamer and as an ingredient in other food products; and certain other food products, such as aseptic cheese sauces and puddings. We manufacture and sell:

•	Private label products to retailers, such as supermarkets and mass merchandisers, for resale under the retailers’ own or controlled labels;

•	Private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;

•	Branded products under our own proprietary brands, primarily on a regional basis to retailers; and

•	Products to our industrial customer base, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers.
      We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We also are the leading retail supplier of private label pickles and private label non-dairy powdered creamer in the United States. According to Information Resources, Inc., in 2005, private label products, which compete with branded products on the basis of equivalent quality at a lower price, represented approximately 29% of all pickle products and approximately 42% of all non-dairy powdered creamer sold in the retail grocery channel in the United States.
      We sell our products primarily to the retail grocery and foodservice channels. For the year ended December 31, 2005, sales to the retail grocery and foodservice channels represented approximately 47% and 31%, respectively, of our consolidated net sales. The remaining 22% represented sales to other food manufacturers. A majority of our sales are private label products.
      Our business has two reportable segments: pickles and non-dairy powdered creamer. We also manufacture and sell other food products, as described more fully below.
      In 2005, approximately 45% of our consolidated net sales were in the pickles segment and approximately 37% were in the non-dairy powdered creamer segment. The remaining approximately 18% were attributable to sales of other food products.
      Pickles — We produce pickles, peppers, relishes and related products at five of our production facilities. Our products include whole pickles, sliced pickles, pickle relish, peppers and other products in a variety of flavor formulations. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farmans®, Nalley’s®, Peter Piper® and Steinfeldtm, that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names.
      Non-Dairy Powdered Creamer — We produce non-dairy powdered creamer at three of our production facilities. Non-dairy powdered creamer is primarily used as coffee creamer or whitener. It is also used as an ingredient in baking, beverage and gravy mixes and similar products. We sell non-dairy powdered creamer under private labels and under our proprietary Cremora® brand to the retail grocery and foodservice markets. We also sell non-dairy powdered creamer to our industrial customer base for repackaging in portion control packages and for use as an ingredient by other food manufacturers.
      Other Food Products — We also produce aseptic cheese sauces and puddings for the foodservice market. Aseptic cheese sauces and puddings are processed under heat and pressure in a sterile environment, creating a product that does not require refrigeration prior to use. We have one production facility devoted to the manufacture of aseptic products.
      Other food products that we manufacture and sell include Mocha Mix®, a non-dairy liquid creamer, Second Nature®, a liquid egg substitute, and salad dressings sold in foodservice channels. One production facility is devoted to the manufacture of these refrigerated products. Mocha Mix® and Second Nature® are branded products sold to retail customers.
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

      Most of our products have long shelf lives and are shipped from our production facilities directly to customers or to our distribution centers, where products are consolidated for shipment to customers. See “— Our Products” below for a detailed description of our reportable segments and other food products.
      We operate our business as Bay Valley Foods LLC (“Bay Valley”). Bay Valley is a Delaware limited liability company, a wholly owned subsidiary of TreeHouse Foods, Inc. and holds all of the real estate and operating assets related to our business.
History of Our Business
      The operations that comprise our business were previously operated by three separate operating divisions within Dean Foods: the Specialty Foods Group, the Branded Products Group and the Dairy Group. In connection with the Distribution, we acquired the following assets from these operating divisions:

•	Specialty Foods Group: all of the operating (including manufacturing) and intellectual property assets of the Specialty Foods Group, as well as the intellectual property assets associated with the foodservice salad dressings businesses;

•	Branded Products Group: the operating assets associated with the Mocha Mix®, Second Nature®, and Rod’s® brand name portion of the foodservice salad dressings businesses, as well as the intellectual property assets associated with the Mocha Mix® and Second Nature® businesses; and

•	Dairy Group: the manufacturing assets associated with the Mocha Mix®, Second Nature®, and foodservice salad dressings businesses, as well as the operating assets associated with the private label portion of the foodservice salad dressings businesses.
      Substantially all of our operations are the former operations of Dean Foods’ former Specialty Foods Group segment. On December 21, 2001, Dean Foods (under its former name, Suiza Foods Corporation) acquired the former Dean Foods Company (“Legacy Dean”), including its Specialty Foods Group segment. Legacy Dean entered the pickle business in 1962 when it acquired Green Bay Foods Company, which traces its heritage in the pickle industry to 1862. In time, Legacy Dean grew to become what we believe is now the largest manufacturer of pickles in the United States based on total sales. After many years of growth and expansion, Legacy Dean’s Green Bay Foods operations expanded to include powdered non-dairy creamer, sauces, syrups and other specialty food products.
Business Strategy
      Our strategy is to optimize our current business and grow through acquisitions.

Optimize the Current Business —

•	Improve marketing strategies in an effort to increase sales to national accounts. While we have high private label market share in both pickles and non-dairy powdered creamer, we still have significant potential for growth with several key national retailers and foodservice customers that we either do not currently serve, or that we currently serve in a limited manner. We intend to focus on gaining these customers, and expanding our relationships with existing customers, by improving our marketing strategies through more sophisticated account planning and customer targeting.

•	Invest in capacity and research and development to support additional growth. Our non-dairy powdered creamer business continues to grow with both retail and industrial customers. The primary use for our non-dairy creamer is as coffee creamer or whitener. However, non-dairy creamer is also a highly versatile ingredient that can be used in many products, including hot cocoa mixes, cappuccino mixes, sauces and gravies. We intend to focus on increasing sales by capitalizing on the versatility of our product, and we believe our current strong retail customer base and industrial customer base, supported by our superior product quality and low cost manufacturing, well position us for growth in both the retail and industrial powder markets. Therefore, we intend to invest in capacity for our non-dairy powder business as appropriate to support our growth. We also intend to invest in research and development related to non-dairy powdered creamer business to find new uses for our product and to ensure that we are keeping pace with changing consumer needs.

•	Further expand our cost advantage. Although we are a low cost producer, we believe that there are additional cost savings opportunities that exist in our operations. We intend to pursue these opportunities by improving supply chain efficiency, including manufacturing, sourcing and distribution.

Grow Through Acquisitions —

•	Build on current business core competencies. We believe our core competency is our low cost manufacturing capability and our ability to service our customers efficiently with a single order, invoice and shipment. We expect to focus initially on acquisitions within our current product categories, as well as adjacent categories. We successfully acquired and integrated seven acquisitions with total annualized sales of over $200 million in both pickles and non-dairy creamer between 1997 and 2004. On March 1, 2006, we entered into an agreement to acquire from Del Monte Corporation, a wholly-owned subsidiary of Del Monte Foods Company, certain assets related to Del Monte’s private label soup business, its infant feeding business and its foodservice soup business for $268 million, subject to working capital adjustments.

•	Move up the “value chain.” Products such as non-dairy powdered creamer and aseptic cheese sauces are key ingredients in value-added products such as drink mixes, sauces, gravies and prepared foods. We intend to pursue acquisitions of product lines and businesses in which these ingredients are critical components of the final product.

•	Develop new platforms for the private label and foodservice markets. Both the private label and foodservice markets are growing faster than the branded retail grocery markets yet the manufacturer base is highly fragmented. With the retailer consolidation currently underway, we believe that retailers will place increased emphasis on reducing supply chain complexity and costs. While our initial platform focus will be on shelf stable products, we will also explore new platforms in frozen and refrigerated products for both retail and foodservice.
Our Products
      We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We also are the leading retail supplier of private label pickles and private label non-dairy powdered creamer in the United States. Financial information about our pickles and non-dairy powdered creamer segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.
      The following table sets forth our consolidated net sales by product category and distribution channel for the year ended December 31, 2005:

	Distribution Channel

	Retailers		Foodservice		Industrial and Other		Total

		% of		% of		% of		% of
		Product		Product		Product		Product
Products	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales

	(Dollars in thousands)
Pickles	$176,724	55%	$129,690	41%	$13,729	4%	$320,143	100%
Non-Dairy Powdered Creamer	133,191	51%	5,937	2%	124,641	47%	$263,769	100%
Other	21,571	17%	81,695	66%	20,553	17%	$123,819	100%

Total	$331,486	47%	$217,322	31%	$158,923	22%	$707,731	100%

      Pickles — Our pickles are manufactured and sold as either shelf stable, fresh pack or refrigerated products. Shelf stable pickles go through a fermentation process and are pasteurized. Fresh pack pickles are not fermented but are pasteurized and packed. Both shelf stable and fresh pack pickles are sold primarily to the retail grocery and foodservice markets. Refrigerated pickles are packed fresh and are not pasteurized. They are sold primarily to the foodservice market.
      Pickles are made from cucumbers, which we source from growers in different regions of the United States where our production facilities are located. We also source cucumbers and pickles in both bulk and packaged form from Mexico and India. Due to the seasonal nature of the cucumber harvest, our pickle processing operations are busiest during the summer months, although we pack pickles year round.
      Our pickles are produced and packaged as whole pickles, cut or sliced pickles and as pickle relish. The basic flavor formulations are dill or sweet, with many additional flavor variations depending on customer requirements. Packaging for retail pickles is generally in glass jars. Foodservice pickles are packaged in plastic containers and other packaging formats depending on customer requirements.
      We also produce a variety of related products at our pickle production facilities, including peppers and pickled vegetables. These products include jalapeno peppers, pepperoncini peppers, sliced banana peppers and pickled okra.
      We also include sauces and syrups in our pickles segment. One of our production facilities produces sauces, including shrimp, tartar, horseradish, chili and sweet and sour sauces under the Bennett’s® and Hoffman House® brand names. These products are sold primarily to supermarkets in the Eastern, Midwestern and Southern United States. Another of our production facilities produces pancake and waffle syrup under the Roddenberry’s® Northwoods® brand, which is a leading value brand in the Southeastern United States based on volume of units sold.
      Pickles and related products represented approximately 45% of our consolidated net sales for the year ended December 31, 2005.
      Non-Dairy Powdered Creamer — Non-dairy powdered creamer is produced from soybean oil, casein (a milk protein) and corn syrup. It is used as coffee creamer or whitener and as an ingredient in baking, beverages and gravy mixes and similar products.
      Product offerings in this segment include private label products packaged for retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, including repackaging in portion control packages and as an ingredient by other food manufacturers. We also manufacture and sell the Cremora® brand of non-dairy powdered creamer.
      Non-dairy powdered creamer represented approximately 37% of our consolidated net sales for the year ended December 31, 2005.
      Other Food Products — Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. Our principal aseptic products are cheese sauces and puddings. These products are sold in the foodservice market in cans and flexible packages. We have developed new product formulations and packaging formats in this product line in response to customer needs.
      Other food products that we produce include Mocha Mix®, a non-dairy liquid creamer, and Second Nature®, a liquid egg substitute. Mocha Mix® is distributed on a regional basis primarily on the West Coast of the United States. It also is sold as an ingredient to a third-party ice cream processor that produces its own frozen product under the Mocha Mix® brand name. Second Nature® is distributed primarily in Western and Midwestern states. We also sell refrigerated salad dressings to foodservice distributors and operators.
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

Marketing, Sales and Distribution
      We sell our products through various distribution channels, including retail grocery, foodservice and industrial, including food manufacturers and repackagers of foodservice products. We have an internal sales force that manages customer relationships and also manages our broker network, which is used for sales to retail and foodservice accounts. Industrial food products are generally sold directly to customers without the use of a broker. Most of our customers, including long-standing customers, purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will. We have many customer supply arrangements that are not evidenced by written agreements.
      In 2005, sales to retailers, foodservice and industrial customers represented approximately 47%, 31% and 22%, respectively, of our consolidated net sales.
      A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2005, our largest customer, Wal-Mart (including its subsidiaries, such as Sam’s Club), represented approximately 11.7% of our net sales and approximately 22.1% of our non-dairy powdered creamer segment’s sales. During the same period, our five largest customers represented approximately 32.4% of our net sales. In addition to Wal-Mart, other major retail customers include Kroger and Topco. Major foodservice customers include US Food Service, Unipro and McDonalds. For the year ended December 31, 2005, our pickles segment’s five largest customers represented approximately 38.6% of that segment’s sales. During the same period, an affiliate of Sysco Corporation represented approximately 15.9% of sales attributable to our other food products group.
      Our products generally are shipped from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlogs are not material to our business.
      Products are shipped from our production facilities directly to customers or to our distribution centers, where products are consolidated for shipment to customers. This consolidation of products enables us to improve customer service by offering our customers a single order, invoice and shipment.
Seasonality
      Demand for our products does not vary significantly by season.
Raw Materials
      The most important raw material used in our pickle operations is cucumbers. We purchase cucumbers under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. We select seeds and advise growers regarding planting techniques. We also monitor agricultural practices and direct the harvest. Bad weather or disease in a particular growing area can reduce crop yields in that area, requiring us to purchase cucumbers from foreign sources or ship cucumbers from other growing areas in the United States, which increase production costs. The strategic location of our production facilities relative to cucumber growing areas mitigates this risk. We have long-standing relationships with many of these growers. In addition, we also procure cucumbers and pickles in both bulk and packaged form from Mexico and India.
      Other important raw materials used in our operations are soybean oil, coconut oil, casein, cheese and corn syrup. These raw materials generally are purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. We believe these raw materials to be generally available from a number of suppliers.
      The most important packaging materials used in our operations are glass, plastic containers, cardboard, metal closures and metal cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials to be generally available from a number of suppliers, with the exception of glass, which we procure through a long-term supply contract that expires in December 2007.
      Certain of our raw materials are purchased under long-term contracts in an attempt to guarantee supply and in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply, demand and other factors. We are not always able to adjust our pricing to reflect changes in raw materials costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag behind changes in costs.
      For additional discussion of the risks associated with the raw materials used in our operations, see “Known Trends and Uncertainties — Prices of Raw Materials.”
Working Capital
      Components of our working capital generally are stable throughout the year with the exception of pickle inventories. The peak season for pickle production occurs during the spring and summer as cucumbers are harvested and processed. As a result, pickle inventories tend to reach a low point in the second quarter and are at a high point at the end of the third quarter.
Competition
      We have several competitors in each of our product markets. For sales of private label products to retailers, the principal competitive factors are price, product quality and quality of service. For sales of private label products to consumers, the principal competitive factors are price and product quality. For sales of products to foodservice customers, the principal competitive factors are product quality and specifications, reliability of service and price.
      Competition to obtain shelf space for our branded products with retailers generally is based on the expected or historical performance of our product sales relative to our competitors. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality and price. Most of our branded competitors have significantly greater resources and brand recognition than we do.
      The consolidation trend is continuing in the retail grocery and foodservice industries, and mass merchandisers are gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer, large customers.
Employee and Labor Relations
      As of December 31, 2005, our work force consisted of 1,727 full-time employees. Of these, 1,583 were engaged in manufacturing, 47 were engaged in marketing and sales and 97 were engaged in administration.
      We employ temporary and contract labor for cucumber procurement and pickle processing during the harvest season. Seasonal labor needs normally peak at approximately 1,050 additional workers during the cucumber harvest period in the summer.
      Currently, approximately 58% of our full time distribution, production and maintenance employees are covered by collective bargaining agreements with locals of the International Brotherhood of Teamsters or the United Food and Commercial Workers Union.
      We currently have good labor and employee relations.
For More Information About Us
      Filings with the SEC — Our fiscal year ends on December 31. We furnish our stockholders with annual reports containing audited financial reports.
      As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are required by the Securities Exchange Act of 1934 and include:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8K; and

•	proxy statements on Schedule 14A.
      Anyone may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 405 Fifth Street, Washington DC, 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our report, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.
      Also, we make our SEC filings available on our own internet site as soon as reasonably practicable after they have been filed with the SEC. Our internet address is www.treehousefoods.com.
      The information on our website is not incorporated by reference into this annual report on Form 10-K.
      Corporate Governance — Our Code of Ethics, which is applicable to all of our employees and directors, is available on our corporate website at www.treehousefoods.com, along with the Corporate Governance Guidelines of our Board of Directors and the charters of the Committees of our Board of Directors. Any waivers that we may grant to our executive officers or directors under the Code of Ethics, and any amendments to our Code of Ethics, will be posted on our corporate website. Any of these items or any of our filings with the Securities and Exchange Commission are available in print to any shareowner who requests them. Requests should be sent to Investor Relations, TreeHouse Foods, Inc., Two Westbrook Corporate Center, Suite 1070, Westchester, IL 60154.

Item	1A. Risk Factors
      In addition to the factors discussed elsewhere in the Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.
Because we are dependent upon a limited number of customers, the loss of a significant customer could adversely affect our operating results.
      A relatively limited number of customers accounts for a large percentage of our consolidated net sales. For the year ended December 31, 2005, our largest customer, Wal-Mart (including its subsidiaries, such as Sam’s Club), represented approximately 11.7% of our consolidated net sales and approximately 22.1% of our non-dairy powdered creamer segment’s sales. During the same period, our five largest customers represented approximately 32.4% of our net sales. Our pickles segment’s five largest customers represented approximately 38.6% of that segment’s sales. During the same period, an affiliate of Sysco Corporation represented approximately 15.9% of sales attributable to our other food products group.
      These percentages may increase if the recent trends of consolidation in the retail grocery and foodservice industries continue. We expect that a significant portion of our net sales will continue to be derived from a small number of customers. These customers typically do not enter into written contracts, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality and customer service performance. If our product sales to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, results of operations and financial condition. The bankruptcy of a large foodservice customer and the loss of a retail chain customer in 2004, for example, contributed to declines in sales to retail customers and a subsequent 3.8% decrease in net sales in our pickles segment over the previous year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Continuing Operations — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.”

Increases in input costs, such as raw materials, packaging materials and fuel costs, could adversely affect us.
      The most important raw material used in our pickle operations is cucumbers. We purchase cucumbers under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area, which would impair crop yields. If we are not able to buy cucumbers from local suppliers, we would likely either purchase cucumbers from foreign sources, such as Mexico or India, or ship cucumbers from other growing areas in the United States, thereby increasing our production costs.
      The costs of other raw materials as well as packaging materials and fuel have varied widely in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials used in our products rose to unusually high levels during 2005, including soybean oil, casein, cheese and packaging materials. In addition, fuel costs, which represent the most significant factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.
      Changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increase raw material, packaging and fuel costs, our operating profits and margins could be materially adversely affected.
Our private label and regionally branded products may not be able to compete successfully with nationally branded products.
      For sales of private label products to retailers, the principal competitive factors are price, product quality and quality of service. For sales of private label products to consumers, the principal competitive factors are price and product quality. In many cases, competitors with nationally branded products have a competitive advantage over private label products primarily due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers becomes more challenging because the price difference between private label products and branded products can become less meaningful.
      Competition to obtain shelf space for our branded products with retailers generally is based on the expected or historical performance of our product sales relative to our competitors. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality and price. Most of our branded competitors have significantly greater resources and brand recognition than we do.
      Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing expenditures, or increase the use of discounting or promotional programs, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.
The consolidation trend among our customer base could adversely affect our profitability.
      The consolidation trend is continuing in the retail grocery and foodservice industries, and mass merchandisers are gaining market share. As this trend among grocery retailers continues and our retail customers, including mass merchandisers, grow larger and become more sophisticated, these retailers may demand lower pricing and increased promotional programs from product suppliers. If we are not selected by these retailers for most of our products or if we fail to effectively respond to their demands, our sales and profitability could be adversely affected. Furthermore, some of our large customers may seek more favorable terms for their purchases of our products. Sales to our large customers on terms less favorable than existing terms could have an adverse effect on our profitability. In addition, we have been subject to a number of competitive bidding situations over the last few years, which have resulted in margin erosion on sales to several customers, including some large customers. In bidding situations we are subject to the risk of losing customers. Loss of any of our largest customers could have an adverse impact on our financial results.
We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business.
      Consistent with our stated strategy, our future growth rate depends, in large part, on our acquisition of additional food manufacturing businesses, products or processes. As a result, we intend to engage in acquisition activity. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors including our ability to obtain financing on acceptable terms.
      Acquisitions involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate businesses or technologies we acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.
We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.
      Our success depends in part on our ability to anticipate the tastes and eating habits of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which would adversely affect our operating results and profitability.
We may be subject to product liability claims for misbranded, adulterated, contaminated or spoiled food products.
      We sell food products for human consumption, which involve risks such as:

•	product contamination or spoilage;

•	misbranding;

•	product tampering; and

•	other adulteration of food products.
      Consumption of a misbranded, adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverages. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time-consuming and may require management to spend time defending the claims rather than operating our business.
      A product that has been actually or allegedly misbranded or becomes adulterated could result in:

•	product withdrawals;

•	product recalls;

•	destruction of product inventory;

•	negative publicity;

•	temporary plant closings; and

•	substantial costs of compliance or remediation.
      Any of these events, including a significant product liability judgment against us, could result in a loss of confidence in our food products, which could have an adverse effect on our financial condition, results of operations or cash flows.
Compliance with recent government regulations relating to bioterrorism could increase our operating costs and adversely affect our profitability.
      As a producer and marketer of food items we are subject to regulation by various federal, state and local governmental agencies. Recently, the Bioterrorism Act of 2002 was enacted which includes regulations relating to the tracking and tracing of food products, including ingredients and raw materials, throughout the process of production. We will need to expend monetary and non-monetary resources in the future to maintain such compliance. In addition, future regulations by these agencies could become more stringent. In each instance, continued compliance with these and any similar requirements could increase our operating costs and adversely affect our profitability in the future.
Our business could be harmed by strikes or work stoppages by our employees.
      Currently, approximately 58% of our full time distribution, production and maintenance employees are covered by collective bargaining agreements with the International Brotherhood of Teamsters or the United Food and Commercial Workers Union. If a dispute with one of these unions or the employees they represent were to arise, production interruptions caused by work stoppages could occur. If a strike or work stoppage were to occur, our business, financial condition and results of operations could be adversely affected.
We could incur significant tax liabilities if the Distribution becomes a taxable event.
      Dean Foods received a private letter ruling from the IRS substantially to the effect that, for U.S. federal income tax purposes, the Distribution of our common stock held by Dean Foods to its stockholders will qualify as a tax-free transaction under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a private letter ruling from the IRS generally is binding on the IRS, if the facts presented or representations made in the letter ruling request are untrue or incomplete in any material respect, the letter ruling could be retroactively revoked or modified by the IRS.
      Furthermore, the IRS does not rule on whether a distribution satisfies certain requirements for a Section 355 distribution. Therefore, in addition to obtaining the letter ruling from the IRS, Dean Foods and we obtained an opinion from the law firm of Wilmer Cutler Pickering Hale and Dorr LLP that the Distribution qualified as a transaction under Section 355 of the Code. The opinion relies on the IRS letter ruling as to matters covered by the ruling. In addition, the opinion is based on, among other things, certain assumptions and representations as to factual matters made by Dean Foods and us, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.
      Notwithstanding receipt by Dean Foods of the private letter ruling and opinion of counsel, the IRS could assert that the Distribution should be treated as a taxable event. If the IRS were successful in taking this position, our initial public stockholders and Dean Foods could be subject to significant U.S. federal income tax liability. In addition, even if the Distribution otherwise were to qualify under Section 355 of the Code, it may be taxable to Dean Foods (but not to Dean Foods stockholders) under Section 355(e) of the Code, if the Distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire directly or indirectly stock representing a 50 percent or greater interest in Dean Foods or us. For this purpose, any acquisitions of Dean Foods stock or of our common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan.

      Although the taxes resulting from a taxable distribution generally would be imposed on Dean Foods and its stockholders, we would in certain circumstances be liable under the tax sharing agreement for all or a portion of Dean Foods’ taxes resulting from the Distribution being taxable. If we were to become liable for such taxes, it would have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      We currently operate 10 principal production facilities, all of which are owned except for the facility in City of Industry, California, which is leased under an agreement that expires September 2006. We believe that these facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. In November 2005 we announced our intention to close the La Junta, Colorado production facility, which was closed on February 9, 2006. The chart below lists the location and principal products produced at our production facilities:

Facility Location	Principal Products

City of Industry, California	Mocha Mix®, Second Nature® and salad dressings
Chicago, Illinois	Refrigerated foodservice pickles
Dixon, Illinois	Aseptic cheese sauces, puddings and gravies
Pecatonica, Illinois(1)	Powders used for non-dairy creamers
Plymouth, Indiana	Pickles, peppers and relish
New Hampton, Iowa	Powders used for non-dairy creamers
Wayland, Michigan	Powders used for non-dairy creamers and other powdered products
Faison, North Carolina	Pickles, peppers and relish; syrup
Portland, Oregon(2)	Pickles, peppers and relish
Green Bay, Wisconsin	Pickles, peppers, relish and sauces
La Junta, Colorado	Pickles, peppers and relish

(1)	We also have a research and development facility located at this property. See “— Research and Development” below.

(2)	We also lease adjacent land at this facility for use in connection with our pickle processing plant operations.
      Prior to 2005, we manufactured and sold aseptic nutritional beverages under co-pack arrangements and private labels. We exited the nutritional beverages business in the fourth quarter of 2004 due to significant declines in volume, which we believed could not be replaced without significant investments in capital and research and development. As a result, we closed our facility in Benton Harbor, Michigan. This facility currently is held for sale. In 2005 we sold our former production facility in Cairo, Georgia.
      We also operate five principal distribution centers, all of which are leased except for the La Junta, Colorado distribution center, which is owned. In November 2005 we announced our intention to close the

La Junta, Colorado distribution center on or about June 1, 2006. The chart below lists the location and size of our five principal distribution centers.

		Lease
Facility Location	Size (square feet)	Expiration Date

Hobart, Wisconsin	510,000	June 2012
Plymouth, Indiana	300,500	June 2015
Turkey, North Carolina	495,000	June 2011
Portland, Oregon	250,000	April 2014
La Junta, Colorado(1)	200,000	—

(1)	We own the building and lease the underlying land pursuant to a long-term ground lease that expires July 2023.
      In addition to the facilities listed above, we also utilize a number of other warehouses and distribution centers, most of which are operated by third parties. In particular, we utilize a 286,000 square foot warehouse facility in Dixon, Illinois and a 139,000 square foot warehouse facility in Pecatonica, Illinois. Both of these facilities are owned and operated by third parties.
Research and Development
      Our research facilities include a Research and Development Center in Pecatonica, Illinois. The Center focuses on the development of aseptic and powdered creamer products. Product development work for aseptic products also is carried out at our production facility in Dixon, Illinois. Research and development for our pickles segment is carried out at our production facility in Green Bay, Wisconsin. In addition, sample preparation, plant trials, ingredient approval and other quality control procedures are conducted at all our manufacturing facilities.
Intellectual Property
      We own several trademarks that are used primarily for our regionally branded pickles and sauces. We protect our trademarks by obtaining registrations where appropriate and opposing any infringements.
      In connection with the Distribution, Dean Foods granted to us a license to use its Dean® and Fieldcrest® trademarks until our current supply of packaging materials was depleted. In addition, we granted to Dean Foods a perpetual, royalty-free license to use the Rod’s®trademark in connection with Dean Foods’ operations.

Item 3.	Legal Proceedings
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted by us during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Our Common Stock and Related Matters
      Our common stock began trading on the New York Stock Exchange on June 28, 2005 under the symbol “THS.” The following table sets forth the high and low sales prices of our common stock as quoted on the New York Stock Exchange for the third and fourth quarters of 2005. At March 24, 2006, there were approximately 5,159 record holders of our common stock.

	High	Low

2005:
Third Quarter	$31.35	$26.35
Fourth Quarter	27.10	17.85
      We have never declared or paid a cash dividend on our common stock. Our current intention is to retain all earnings to fund working capital fluctuations, capital expenditures, scheduled debt repayments, expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Moreover, our revolving credit facility contains certain restrictions on our ability to pay cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” and Note 9 to our Consolidated Financial Statements for further information regarding the terms of our senior credit facility.
Equity Compensation Plan Information
      The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance under
	be Issued Upon	Weighted-average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (excluding
	Options, Warrants	Outstanding Options,	securities reflected in
Plan Category	and Rights	Warrants and Rights	column (a)

Equity compensation plans approved by security holders:
2005 Long-Term Stock Incentive Plan	1,540,600	29.61	1,459,400
Equity compensation plans not approved by security holders:
None	—	—	—

Total	1,540,600	29.61	1,459,400

Item 6.	Selected Financial Data
      The following selected financial data as of and for each of the five years in the period ended December 31, 2005 has been derived from our audited Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes. For periods prior to June 27, 2005, all of the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of our business that we describe in this report as “ours” are in fact the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of the businesses transferred to TreeHouse by Dean Foods.

	Year Ended December 31

	2005	2004	2003	2002	2001

	(Dollars in thousands except per share data)
Operating data:
Net sales	$707,731	$694,619	$696,134	$683,819	$686,981
Cost of sales	560,094	537,970	517,896	503,242	521,946

Gross profit	147,637	156,649	178,238	180,577	165,035
Operating costs and expenses:
Selling and distribution	60,976	61,484	57,136	58,385	62,109
General and administrative	31,977	11,020	11,719	12,611	15,389
Management fee paid to Dean Foods	2,940	11,100	5,400	3,600	4,200
Amortization of intangibles	1,732	1,477	1,344	1,551	5,606
Other operating expense, net	21,423	—	—	—	—

Total operating costs and expenses	119,048	85,081	75,599	76,147	87,304

Operating income	28,589	71,568	102,639	104,430	77,731
Other (income) expense:
Interest expense	1,216	710	750	831	3,265
Other (income) expense, net	(66)	116	—	117	—

Total other expense	1,150	826	750	948	3,265

Income from continuing operations before income taxes	27,439	70,742	101,889	103,482	74,466
Income taxes	15,174	26,071	38,025	38,885	26,178

Income from continuing operations	12,265	44,671	63,864	64,597	48,288
(Loss) income on sale of discontinued operations, net of tax	(689)	(9,595)	3,894	3,876	2,570

Income before cumulative effect of accounting change	11,576	35,076	67,758	68,473	50,858
Cumulative effect of accounting change, net of tax	—	—	—	(23,464)	—

Net income	$11,576	$35,076	$67,758	$45,009	$50,858

Basic earnings per common share:
Income from continuing operations	$.40	$1.45	$2.07	$2.10	$1.57
Income (loss) from discontinued operations	(.02)	(.31)	.13	.12	.08
Cumulative effect of accounting change	—	—	—	(.76)	—

Net income	$.38	$1.14	$2.20	$1.46	$1.65

Diluted earnings per common share:
Income from continuing operations	$.39	$1.44	$2.06	$2.08	$1.56
Income (loss) from discontinued operations	(.02)	(.31)	.12	.12	.08
Cumulative effect of accounting change	—	—	—	(.75)	—

Net income	$.37	$1.13	$2.18	$1.45	$1.64

Average common shares:
Basic	30,905	30,801	30,801	30,801	30,801

Diluted	31,108	31,060	31,060	31,060	31,060

Other data:
Balance sheet data (at end of period):
Total assets	$609,697	$632,922	$660,572	$639,935	$674,095
Long-term debt	6,144	28,296	21,170	9,996	10,676
Other long-term liabilities	18,906	20,538	23,509	24,080	26,490
Total stockholders’ equity	513,355	494,755	529,193	517,204	561,164

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      (The following discussion and analysis presents the factors that had a material effect on our results of operations for the years ended December 31, 2005, 2004 and 2003. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.)
Business Overview
      We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles and private label non-dairy powdered creamer in the United States. We had two reportable segments during all periods discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: pickles and non-dairy powdered creamer. We have designated our reportable segments based on how management views our business and on differences in manufacturing processes between product categories. The key performance indicators of both of our segments are sales dollars, gross profit and adjusted gross margin, which is our gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”) and commissions paid to independent brokers.
      Our current operations consist of the following:

Our pickles segment sells pickles, peppers, relishes and related products. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farmans®, Nalley’s®, Peter Piper® and Steinfeldtm, that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names.

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
      We sell our products primarily to the retail grocery, foodservice and industrial markets.
      Spin-Off from Dean Foods — TreeHouse Foods, Inc. (“TreeHouse”) was formed on January 25, 2005 by Dean Foods Company (“Dean Foods”) in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty Foods Group segment, and its Mocha Mix®, Second Nature® and foodservice salad dressings businesses to TreeHouse. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) were completed on June 27, 2005 and TreeHouse commenced operations as a separate, standalone company. Dean Foods has no continuing stock ownership in TreeHouse.
      New York Stock Exchange Listing — In conjunction with the Distribution, TreeHouse began regular trading on the New York Stock Exchange on June 28, 2005 under the symbol “THS.”
      Credit Agreement — TreeHouse entered into a credit agreement with a consortium of banks, effective as of the Distribution, which provides a $400 million revolving credit facility for general corporate purposes, including working capital and acquisitions. There were no outstanding borrowings under the revolving credit facility at December 31, 2005. We believe that, given our current cash position, our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
      Recent Acquisition — On March 1, 2006, TreeHouse entered into an asset purchase agreement with the Del Monte Corporation for the purchase of the Del Monte private label soup, infant feeding and foodservice soup businesses. TreeHouse will pay an aggregate cash purchase price of $268 million for the businesses, plus an adjustment for working capital. The transaction was financed primarily through borrowings under TreeHouse’s existing $400 million credit facility.
Results of Operations
      The following table presents certain information concerning our financial results for operating income, including information presented as a percentage of consolidated net sales.

	Year Ended December 31

	2005		2004		2003

	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$707,731	100.0%	$694,619	100.0%	$696,134	100.0%
Cost of sales	560,094	79.1	537,970	77.5	517,896	74.4

Gross profit	147,637	20.9	156,649	22.5	178,238	25.6
Operating costs and expenses:
Selling and distribution	60,976	8.6	61,484	8.8	57,136	8.2
General and administrative:
Stock-based compensation	9,618	1.4	—	—	—	—
Other general and administrative	22,359	3.2	11,020	1.6	11,719	1.7

Total general and administrative	31,977	4.6	11,020	1.6	11,719	1.7
Amortization expense	1,732	.2	1,477	0.2	1,344	0.2
Management fee paid to Dean Foods	2,940	.4	11,100	1.6	5,400	0.8
Other operating expense-net	21,423	3.0	—	—	—	—

Total operating costs and expenses	119,048	16.8	85,081	12.2	$75,599	10.9%

Total operating income	$28,589	4.1%	$71,568	10.3%	$102,639	14.7%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Net Sales — Net sales increased approximately 1.9% to $707.7 million for the year ending December 31, 2005, compared to $694.6 million for the year ending December 31, 2004. Net sales by segment are shown in the table below.

	Consolidated Net Sales

			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)

	(Dollars in thousands)
Pickles	$320,143	$339,249	$(19,106)	(5.6)%
Non-dairy powdered creamer	263,769	240,644	23,125	9.6%
Other	123,819	114,726	9,093	7.9%

Total	$707,731	$694,619	$13,112	1.9%

      Sales declines in the pickle segment in 2005 were more than offset by increased sales in the non-dairy powdered creamer segment and in other products. Sales in the non-dairy powdered creamer segment increased 9.6% as a result of increased volumes in our retail, industrial and export channels and increased selling prices in response to rising input costs. Net sales in the pickle segment decreased 5.6% to $320.1 million for 2005 from $339.2 million in the prior year primarily due to declines in sales to retail customers. Net sales of other products increased 7.9% to $123.8 million in 2005 from $114.7 million in the prior year primarily due to increased sales of refrigerated and aseptic products. Price increases were announced late in the fourth quarter of 2005 for all segments of the business in an effort to offset rising energy and raw material costs.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; facility and equipment costs, including costs to operate and maintain our warehouses; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.1% in 2005 from 77.5% in the prior year. We experienced increased raw material and packaging costs that we were unable to fully pass on to our customers. Higher fuel and energy costs increased significantly in the third and fourth quarter of 2005 largely as a result of Hurricanes Katrina and Rita. We also continued to experience increases in certain commodity costs such as casein, and coconut oil compared to the prior year. See — “Results by Segment”.
      Operating Expenses  — Operating expenses increased to $119.0 million in 2005 compared to $85.1 million for 2004. The increase in 2005 resulted from four events:

•	the creation of TreeHouse and hiring of its management team,

•	costs associated with the spin-off of TreeHouse from Dean Foods,

•	the adoption of Statement of Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” in the third quarter, which increased operating expenses by $9.6 million,

•	the closing of our La Junta, Colorado pickle plant.
      Selling and distribution expenses decreased $.5 million primarily due to a reduction of sales and marketing personnel in the fourth quarter of 2004 and lower trade marketing expenses. These decreases were offset somewhat by higher fuel prices, which we estimate added a total of approximately $1.7 million to distribution costs in 2005 compared to 2004. TreeHouse corporate costs of $21.8 million, including $9.6 million related to share based compensation under SFAS 123(R), are included in general and administrative expense. The transaction costs to complete the spin-off are included in other operating expense in the amount of $9.7 million. These costs, which include legal, accounting and other professional fees and an investment banking fee incurred in completing the spin-off, are considered by TreeHouse to be a one-time expense unique to this transaction. We also announced the closing of our La Junta, Colorado pickle plant in the fourth quarter of 2005 to reduce pickle manufacturing capacity and recorded closing expenses of $9.9 million, which are included in other operating expenses. Expenses included with this closing include property and equipment impairments, employee severance, and lease termination expenses. In addition, we recorded impairment expenses of $4.7 million related to certain trademarks and other intangibles reflecting our Company’s strategic focus on private label instead of branded products. Other operating expense also includes three items which partially offset the increased expenses above. We received $1.1 million in the second quarter and $.1 million in the fourth quarter as a settlement for participating in a high fructose corn syrup class action antitrust litigation. We also sold our Cairo, Georgia facilities and a tank yard facility in the second quarter that generated gains of $1.2 million and $.5 million, respectively.
      Operating Income — Operating income in 2005 was $28.6 million, a decrease of $43 million, or 60% from operating income of $71.6 million in 2004 as a result of the distribution spin related expenses, the adoption of SFAS 123(R), TreeHouse corporate costs, the La Junta, Colorado plant closing and higher raw material and packaging expenses incurred in 2005. Our operating margin was 4.1% in 2005 as compared to 10.3% in the prior year.
      Income Taxes — Income tax expense was recorded at an effective rate of 55.3% for 2005 compared to 36.9% in the prior year. The non-deductibility of the $9.7 million of Distribution expenses for tax purposes in 2005 caused the large increase in effective tax rate compared to 2004. Our effective tax rate varies based on the relative earnings of our business units.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 — Results by Segment

Pickles —

	Year Ended December 31

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$320,143	100.0%	$339,249	100.0%
Cost of sales	257,548	80.4	268,391	79.1

Gross profit	62,595	19.6	70,858	20.9
Freight out and commissions	21,128	6.6	22,572	6.7

Adjusted gross margin	$41,467	13.0%	$48,286	14.2%

      Net sales in the pickles segment decreased by approximately $19.1 million, or 5.6%, for the year ended December 31, 2005 compared to the prior year 2004.

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$339.2
Volume	(23.4)	(6.9)%
Pricing	4.3	1.3

2005 Net sales	$320.1	(5.6)%

      The decrease in net sales from 2004 to 2005 resulted primarily from volume declines to retail customers. We lost the business of a large retail customer in the third quarter of 2004; in addition, according to Information Resources, Inc., the dollar volumes of pickle sales by all retail grocers was down 5.5% compared to 2004.
      Cost of sales as a percentage of net sales increased from 79.1% in 2004 to 80.4% in 2005 primarily as a result of significant increases in packaging, raw material, labor, energy and overhead costs. Increases in 2005 include (i) a 4% increase in glass costs due in part to rising natural gas prices; (ii) a 14% increase in plastic containers due to rising resin costs; and (iii) a 35% increase in natural gas costs.
      Freight out and commissions paid to independent brokers decreased $1.4 million or 6.4%, to $21.1 million in 2005 compared to $22.6 million in 2004 as a result of lower volumes. However, freight out and commissions decreased slightly as a percentage of net sales to 6.6% in 2005 compared to 6.7% in 2004 due to a decrease in commission rates offset by an increase in freight out costs attributable to higher gasoline and diesel fuel costs.

Non-dairy powdered creamer —

	Year Ended December 31

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$263,769	100.0%	$240,644	100.0%
Cost of sales	208,867	79.2	187,314	77.8

Gross Profit	54,902	20.8	53,330	22.2
Freight out and commissions	13,844	5.2	12,417	5.2

Adjusted gross margin	$41,058	15.6%	$40,913	17.0%

      Net sales in the non-dairy powdered creamer segment increased by $23.1 million, or 9.6%, in 2005 compared to the prior year. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$240.6
Volume	15.9	6.6%
Pricing	7.3	3.0

2005 Net sales	$263.8	9.6%

      In the first quarter of 2005, we increased our prices in response to significant increases in raw material costs such as casein. Due to continued significant increases in packaging, commodities and natural gas we increased our prices again late in the fourth quarter of 2005. Our case sales volumes increased by approximately 6.6% due to strong retail private label growth and a steady increase in our bulk and export businesses.
      Cost of sales as a percentage of net sales increased from 77.8% in 2004 to 79.2% in 2005, as price increases to our customers partially offset increases in raw material, packaging and energy costs. Increases in raw material costs included a 35% increase in casein, which was partially offset by a 15% decrease in soybean oil and an 8% decrease in corn syrup in 2005 compared to 2004. Packaging costs also increased by 17% in 2005 driven by higher resin costs. Natural gas costs increased 35% in 2005 compared to the prior year.
      Freight out and commissions paid to independent brokers increased $1.4 million to $13.8 million in 2005 compared to $12.4 million in 2004 primarily as a result of the increase in net sales volume. Freight out and commissions as a percentage of net sales remained flat in 2005 compared to 2004, as a result of the relatively smaller increase in freight out and commission dollars compared to the increase in sales dollars.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net Sales — Net sales decreased approximately 0.2% to $694.6 million during 2004 from $696.1 million in 2003. Net sales by segment are shown in the table below.

	Consolidated Net Sales

			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

	(Dollars in thousands)
Pickles	$339,249	$352,622	$(13,373)	(3.8)%
Non-dairy powdered creamer	240,644	218,563	22,081	10.1%
Other	114,726	124,949	(10,223)	(8.2)%

Total	$694,619	$696,134	$(1,515)	(0.2)%

      Declines in sales in the pickles segment and in other products in 2004 were offset almost entirely by increased sales in the non-dairy powdered creamer segment. Sales in the non-dairy powdered creamer segment increased 10.1% due to increased prices in response to rising input costs, the acquisition of the Cremora® brand in December 2003 and increased volumes, net of the Cremora® acquisition, in the retail channel. Net sales in the pickles segment decreased 3.8% to $339.2 million in 2004 from $352.6 million in 2003 primarily due to declines in sales volume to retail customers, partially due to cool, wet weather in the summer months, which led to decreased demand, and the bankruptcy of a large foodservice customer in 2003. Net sales of other products decreased 8.2% to $114.7 million in 2004 from $124.9 million in 2003 primarily due to lower sales of aseptic cheese sauces and puddings due primarily to continued disruption of business caused by the relocation of our aseptic manufacturing line in late 2003.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; facility and equipment costs, including costs to operate and maintain our warehouses; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of combined net sales increased to 77.5% in 2004 from 74.4% in 2003, primarily due to substantially higher raw material costs, particularly casein, soybean oil, coconut oil and cheese, as well as increases in glass and other packaging costs. In addition, our employee benefit costs increased by approximately $1.7 million, as a result of higher workers’ compensation claims. Higher fuel and energy costs also negatively impacted cost of sales. See “— Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Results by Segment.”
      Operating Costs and Expenses — Our operating expenses increased approximately $9.5 million, or approximately 12.5%, during 2004 compared to the prior year. Operating expenses increased primarily due to the following:

•	higher fuel prices, which we estimate added a total of approximately $4 million to distribution costs for 2004 as compared to the prior year; and

•	an increase in the management fee charged by Dean Foods of approximately $5.7 million in 2004 compared to the prior year. Approximately $4.8 million of the increase in the management fee related to the allocation of expenses related to the distribution.
      Our operating expenses as a percentage of combined net sales increased 1.3% to 12.2% in 2004 as compared to 10.9% in 2003.
      Operating Income — Operating income during 2004 was $71.6 million, a decrease of $31.1 million, or 30.3%, from operating income of $102.6 million in 2003 as a result of the effect of higher costs of sales and higher operating costs and expenses in 2004. Our operating margin was 10.3% in 2004 as compared to 14.7% in 2003.
      Income Taxes — Income tax expense was recorded at an effective rate of 36.9% in 2004 compared to 37.3% in 2003. Our effective tax rate varies based on the relative earnings of our business units.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Results by Segment

Pickles —

	Year Ended December 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$339,249	100.0%	$352,622	100.0%
Cost of sales	268,391	79.1	261,109	74.0

Gross profit	70,858	20.9	91,513	26.0
Freight out and commissions	22,572	6.7	21,101	6.0

Adjusted gross margin	$48,286	14.2%	$70,412	20.0%

      Net sales in the pickles segment decreased by approximately $13.4 million, or 3.8%, in 2004 versus 2003. The change in net sales from 2003 to 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$352.6
Volume	(6.9)	(2.0)%
Pricing	(6.5)	(1.8)

2004 Net sales	$339.2	(3.8)%

      The decrease in net sales from 2003 to 2004 resulted primarily from declines in sales volume to retail customers, partially due to cool, wet weather in the summer months, which led to deceased demand, and the bankruptcy of a large foodservice customer in 2003. The balance of the decline in sales was due to price decreases in response to continued competitive pricing pressures in the retail environment.
      Cost of sales as a percentage of net sales increased from 74.0% in 2003 to 79.1% in 2004 primarily as a result of increases in packaging and raw material costs including (i) a 12% increase in glass costs as a result of entering into a new supply agreement with a major glass vendor; (ii) an 8% increase in plastic containers due to rising resin costs; and (iii) rising natural gas costs. In addition, the cost of our employee health and welfare programs increased 15% over 2003 due to increased premiums and worker’s compensation costs. Due largely to competitive pressures, we were unable to pass through these product cost increases in 2004 to our customers.
      Freight out and commissions paid to independent brokers increased $1.5 million, or 7.0%, to $22.6 million in 2004 compared to $21.1 million in 2003 primarily as a result of higher fuel and distribution costs.

Non-dairy powdered creamer —

	Year Ended December 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$240,644	100.0%	$218,563	100.0%
Cost of sales	187,314	77.8	167,857	76.8

Gross profit	53,330	22.2	50,706	23.2
Freight out and commissions	12,417	5.2	9,837	4.5

Adjusted gross margin	$40,913	17.0%	$40,869	18.7%

      Net sales in the non-dairy powdered creamer segment increased by approximately $22.1 million, or 10.1%, in 2004 versus 2003. The change in net sales from 2003 to 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$218.6
Acquisitions	6.7	3.1%
Volume	3.2	1.5
Pricing	12.1	5.5

2004 Net sales	$240.6	10.1%

      Over half of the increase in net sales from 2003 to 2004 was due to price increases passed through to customers in 2004. Price increases in 2004 were in response to significant increases in raw material costs such as soybean oil and casein. Also, volume sales, net of acquisitions, increased by approximately 1.5%, which we believe was due to continued positive response to our new packaging for retail customers introduced in mid-2002. Finally, we benefited from the full year impact of the Cremora® brand acquired in December 2003.
      Cost of sales as a percentage of net sales increased only slightly from 76.8% in 2003 to 77.8% in 2004, as significant increases in raw material and utility costs were passed through to customers in the form of higher product prices. Increases in raw material costs included a 25% increase in soybean oil and 35% increase in casein in 2004 compared to 2003. Utility costs increased 9% in 2004 compared to 2003, as well as a 15% increase in our employee health and welfare programs in 2004 over 2003 due to increases in premiums and worker’s compensation costs.
      Freight out and commissions paid to independent brokers increased $2.6 million, or 26.2%, to $12.4 million in 2004 compared to $9.8 million in 2003 primarily as a result of increased fuel costs and due to the increase in net sales volume. Freight and commissions as a percentage of net sales increased to 5.2% in 2004 compared to 4.5% in 2003 as a result of rising fuel and distribution costs.
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

	Year Ended
	December 31

	2005	2004

	(In thousands)
Cash provided by operating activities	$51,808	$91,191
Capital spending	$14,244	$21,990
      Net cash provided by operating activities decreased by $39.4 million in 2005 compared to 2004 due to:

•	A reduction in net income plus non-cash items of $19.1 million.

•	A decrease in working capital of $1.3 million in 2005 compared to a decrease of $15.8 million in 2004 due primarily to a reduction in pickle inventories and beverage inventories, which were discontinued in 2004.

•	A decrease in cash provided by discontinued operations of $5.8 million.

      Net cash used in investing activities was $14.2 million in 2005 compared to $22.7 million in 2004, a decrease of $8.5 million mainly due to the acquisition of our Portland facility for $4.4 million in August 2004. This facility was previously leased.
      We also received $2.5 million as the result of stock option exercises in 2005 and paid $.8 million in financing costs related to our $400 million revolving line of credit.

Current Debt Obligations
      At December 31, 2005 we had outstanding borrowings of $6.5 million consisting of capital leases.
      Our short-term financing needs primarily are for financing working capital during the year. Due to the seasonality of pickle production driven by the cucumber harvest cycle, which occurs primarily during the spring and summer, pickle inventories generally are at a low point in late spring and at a high point during the fall increasing our working capital requirement. Our long-term financing needs will depend largely on potential acquisition activity. At December 31, 2005, we had no borrowings under our $400 million revolving credit facility. In addition, at December 31, 2005, there were $1.4 million of letters of credit under the revolver that were issued but undrawn. We are currently in compliance with all covenants contained in our credit agreement. Our credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy.
      On March 1, 2006, TreeHouse entered into an asset purchase agreement with the Del Monte Corporation for the purchase of the Del Monte private label soup, infant feeding and foodservice soup businesses. TreeHouse will pay an aggregate cash purchase price of $268 million for the businesses, plus an adjustment for working capital. The transaction was financed primarily through borrowings under TreeHouse’s existing $400 million credit facility.
      See Note 9 to our Consolidated Financial Statements.
      The table below summarizes our obligations for indebtedness, purchase and lease obligations at December 31, 2005.

	Payments Due by Period

Indebtedness, Purchase & Lease Obligations	Total	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Capital lease obligations(1)	$13,395	$1,020	$993	$930	$871	$846	$8,735
Purchasing obligations(2)	66,798	34,726	8,039	6,825	6,111	971	10,126
Operating leases	40,373	6,338	5,535	5,287	5,079	4,861	13,273

Total	$120,566	$42,084	$14,567	$13,042	$12,061	$6,678	$32,134

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, primarily cucumbers. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

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

      For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. We recorded non-cash pension expense of $1.2 million in 2005 and 2004.
      We contributed $2.3 million to the pension plans and approximately $.1 million to the postretirement health plans in 2005.

Other Commitments and Contingencies
      We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and tax audits:

•	certain lease obligations, and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.
      See Note 17 to our Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements
      During 2006, we intend to invest approximately $16.0 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. These expenditures will be funded using cash flow from operations. We intend to spend this amount as follows:

Amount

(In
thousands)
Pickles	$7,500
Non-Dairy Powdered Creamer	5,000
Other	3,500

Total	$16,000

      In 2006, we do not expect to incur cash interest until we complete the acquisition of the Del Monte Corporation’s soup and infant feeding businesses at the end of the first quarter, as we anticipate that our cash flow from operations will be sufficient to cover our working capital and capital expenditures requirements. Upon completing the acquisition, we expect cash interest for the remainder of 2006 to be approximately $12 million. Cash taxes are expected to be approximately $17.1 million. We expect that cash flow from operations and our existing credit facility will be sufficient to meet our requirements for our existing businesses for the foreseeable future.
Known Trends and Uncertainties

Prices of Raw Materials
      We were adversely affected by rising input costs during 2005, and we expect our financial results to continue to be adversely affected by high input costs throughout 2006.

      Many of the raw materials used in our products rose to unusually high levels during 2005, including soybean oil, casein, cheese and packaging materials. High fuel costs are also having a negative impact on our results. Prices for many of these raw materials and packaging materials are expected to remain high. For competitive reasons, we may not be able to pass along increases in raw materials and other input costs as we incur them.

Competitive Environment
      There has been significant consolidation in the retail grocery and foodservice industries in recent years, and mass merchandisers are gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer, large customers. There can be no assurance that we will be able to keep our existing customers, or gain new customers. As the consolidation of the retail grocery and foodservice industries continues, we could lose sales if any one or more of our existing customers were to be sold.
      Both the difficult economic environment and the increased competitive environment at the retail and foodservice levels have caused competition to become increasingly intense in our business. We expect this trend to continue for the foreseeable future.
Critical Accounting Policies
      “Critical accounting policies” are defined as those that are both most important to the portrayal of a company’s financial condition and results, and that require our most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to our Consolidated Financial Statements for a detailed discussion of these and other accounting policies.
      Accounts Receivable — We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. As these factors change, our estimates change and we could accrue different amounts for doubtful accounts in different accounting periods. At December 31, 2005, our allowance for doubtful accounts was $320,000, or approximately 1% of the accounts receivable balance. The allowance for doubtful accounts, expressed as a percent of accounts receivable, was approximately .4% at December 31, 2004. Each 0.10% change in the ratio of allowance for doubtful accounts to accounts receivable would impact bad debt expense by approximately $30,000. We also maintain an allowance for customer promotional programs, marketing co-op programs and other sales and marketing expenses. This allowance is based on historical rolling twelve month average program activity and can fluctuate due to the level of sales and marketing programs. This allowance was $7.2 million and $8.1 million at December 31, 2005 and 2004, respectively.
      Goodwill and Intangible Assets — Our goodwill and intangible assets totaled $322 million as of December 31, 2005 resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.
      We believe that a trademark has an indefinite life if it has sufficient market share and a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives, which is generally five years. Determining the expected life of a trademark requires considerable management judgment and is based on an evaluation of a number of factors including the competitive environment, market share, trademark history and anticipated future trademark support.
      Perpetual trademarks and goodwill are evaluated for impairment annually in the fourth quarter to ensure that fair value continues to exceed the related book value. A perpetual trademark is impaired if its book value exceeds fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. A reporting unit can be a segment or an operating division. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows.
      Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.
      Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.
      During 2005, we recognized impairment expenses for trademarks and other intangibles of $4.7 million. We did not recognize any impairment charges during 2004.
      Purchase Price Allocation — We allocate the cost of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangibles, and liabilities assumed are assigned a portion of the cost of the acquired company, normally equal to their fair values at the date of acquisition. The excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed is recorded as goodwill. We record the initial purchase price allocation based on evaluation of information and estimates available at the date of the financial statements. As final information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair values of assets and liabilities differ from their preliminary purchase price allocations, such difference would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair value of individual assets acquired and liabilities assumed including quoted market prices, forecast of expected cash flows, net realizable values, estimates of the present value of required payments and determination of remaining useful lives.
      Income Taxes — Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We periodically estimate our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which could have an impact on our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time.
      Stock-based Compensation — For the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments”. The company elected to use the modified prospective application of SFAS 123(R) for these awards issued prior to July 1, 2005. Income from continuing operations before tax for the year ended December 31, 2005 included share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $9.6 million.
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
      Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2005 and 2004, we recorded accrued liabilities related to these retained risks of $8.0 million and $5.7 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history and cost trends could result in substantially different results in the future.
      Employee Benefit Plan Costs — We provide a range of benefits to our employees including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. As required by generally accepted accounting principles, the effect of the modifications is generally recorded and amortized over future periods. Different assumptions that we make could result in the recognition of different amounts of expense over different periods of time.
      In 2005 we retained investment consultants to assist our Investment Committee with the transition of plan assets to a master trust and to help our Investment Committee formulate a long-term investment policy for the newly established master trust. Our current asset mix guidelines under the investment policy target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2005, our master trust was invested as follows: equity securities of 60%; fixed income securities of 38%; and cash and cash equivalents of 2%.
      We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plans’ investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.25%.
      While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, generally accepted accounting principles require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate likely will change more frequently. We used a discount rate to determine our estimated future benefit obligations of 5.75% at December 31, 2005.
A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would increase our annual pension expense by approximately $25,000 and $50,000, respectively. In addition, a 1%

increase in assumed healthcare costs trends would increase the aggregate annual post retirement medical expense by approximately $77,000.
Recent Accounting Pronouncements
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In April 2004, the FASB issued Staff Position (“FSP”) No. SFAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after September 15, 2004. Substantially all of our postretirement benefits terminate at age 65. Therefore, the FSP will have no material affect on our Consolidated Financial Statements.
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
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is effective for nonmonetary exchanges occurring in years beginning after June 15, 2005. SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead, SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
      In March 2005, FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB Statement No. 143, which is effective for fiscal years ending after December 15, 1005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonable estimated. FIN 47 did not have a material impact on our Consolidated Financial Statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.
      Effective July 1, 2005, we have adopted the requirements of SFAS 123(R) “Share-Based Payment” (“SFAS 123(R)”). This statement requires that compensation paid with equity instruments be measured at grant-date fair value and that the resulting expense be recognized over the relevant service period. Prior to the quarter beginning July 1, 2005, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, no compensation expense was recognized prior to the quarter beginning July 1, 2005 as stock options were granted at exercise prices that were at or above market value at the grant date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Input Cost
      The most important raw material used in our pickle operations is cucumbers. We purchase cucumbers under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area, which would impair crop yields. If we are not able to buy cucumbers from local suppliers, we would likely either purchase cucumbers from foreign sources, such as Mexico or India, or ship cucumbers from other growing areas in the United States, thereby increasing our production costs.
      The costs of other raw materials as well as packaging materials and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2005, including soybean oil, casein, cheese and packaging materials. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.
      Changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increase raw material, packaging and fuel costs, our operating profits and margins could be materially adversely affected.

Item 8.	Consolidated Financial Statements
      Our Consolidated Financial Statements for 2005 are included in this report on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL
      We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, Parent’s net investment and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 2, effective July 1, 2005, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois
March 28, 2006

TREEHOUSE FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$8,001	$165
Receivables, net of allowance for doubtful accounts of $320 and $130	34,636	30,411
Inventories, net	114,562	115,294
Deferred income taxes	2,569	6,642
Assets of discontinued operations	1,970	5,944
Prepaid expenses and other current assets	4,922	1,327

Total current assets	166,660	159,783
Property, plant and equipment, net	117,438	125,246
Goodwill	293,374	308,695
Identifiable intangible and other assets, net	32,225	39,198

Total	$609,697	$632,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$61,457	$55,280
Current portion of long-term debt	321	215
Liabilities of discontinued operations	93	1,431

Total current liabilities	61,871	56,926
Long-term debt	6,144	28,296
Deferred income taxes	9,421	32,407
Other long-term liabilities	18,906	20,538
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value of $0.01 per share, 40,000,000 shares authorized and 31,087,773 shares issued and outstanding	311	—
Additional paid-in capital	516,071	—
Accumulated deficit	(748)	—
Dean Foods’ net investment	—	497,217
Accumulated other comprehensive loss	(2,279)	(2,462)

Total stockholders’ equity	513,355	494,755

Total	$609,697	$632,922

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31

	2005	2004	2003

Net sales	$707,731	$694,619	$696,134
Cost of sales	560,094	537,970	517,896

Gross profit	147,637	156,649	178,238
Operating costs and expenses:
Selling and distribution	60,976	61,484	57,136
General and administrative	31,977	11,020	11,719
Amortization expense	1,732	1,477	1,344
Management fee paid to Dean Foods	2,940	11,100	5,400
Other operating expenses, net	21,423	—	—

Total operating costs and expenses	119,048	85,081	75,599

Operating income	28,589	71,568	102,639
Other (income) expense:
Interest expense	1,216	710	750
Other (income) expense, net	(66)	116	—

Total other expense	1,150	826	750

Income from continuing operations before income taxes	27,439	70,742	101,889
Income taxes	15,174	26,071	38,025

Income from continuing operations	12,265	44,671	63,864
(Loss) income from discontinued operations, net of tax (benefit) expense of $(437), $(5,713) and $2,318, respectively	(689)	(9,595)	3,894

Net income	$11,576	$35,076	$67,758

Weighted average common shares:
Basic	30,905	30,801	30,801
Diluted	31,108	31,060	31,060
Basic earnings per common share:
Income from continuing operations	$.40	$1.45	$2.07
(Loss) income from discontinued operations	(.02)	(.31)	.13

Net income	$.38	$1.14	$2.20

Diluted earnings per common share:
Income from continuing operations	$.39	$1.44	$2.06
(Loss) income from discontinued operations	(.02)	(.31)	.12

Net income	$.37	$1.13	$2.18

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF PARENT’S NET INVESTMENT AND STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
						Other
	Common Stock					Comprehensive	Total
			Additional	Parent’s Net	Accumulated	Income	Stockholders’	Comprehensive
	Shares	Amount	Paid-In-Capital	Investment	Deficit	(Loss)	Equity	Income

Balance, January 1, 2003	—	$—	$—	$517,204	$—	$—	$517,204
Net Income	—	—	—	67,758	—	—	67,758	$67,758
Net cash activity with Parent	—	—	—	(41,926)	—	—	(41,926)	—
Non-cash activity with Parent	—	—	—	(12,677)	—	—	(12,677)	—
Minimum pension liability adjustment, net of tax benefit of $694	—	—	—	—	—	(1,166)	(1,166)	(1,166)

Comprehensive income	—	—	—	—	—	—	—	$66,592

Balance, December 31, 2003	—	—	—	530,359	—	(1,166)	529,193

Net Income	—	—	—	35,076	—	—	35,076	$35,076
Net cash activity with Parent	—	—	—	(65,909)	—	—	(65,909)	—
Non-cash activity with Parent	—	—	—	(2,309)	—	—	(2,309)	—
Minimum pension liability adjustment, net of tax benefit of $785	—	—	—	—	—	(1,296)	(1,296)	(1,296)

Comprehensive income	—	—	—	—	—	—	—	$33,780

Balance, December 31, 2004	—	—	—	497,217	—	(2,462)	494,755	—

Issuance of common stock	30,801	308	—	—	—	—	308	—
Stock options exercised, including tax benefit	287	3	4,807	—	—	—	4,810	—
Stock-based compensation	—	—	9,618	—	—	—	9,618	—
Net Income (loss)		—	—	12,324	(748)	—	11,576	$11,576
Net activity with Parent	—	—	—	(7,895)	—	—	(7,895)	—
Parent Investment	—	—	501,646	(501,646)	—	—	—	—
Minimum pension liability adjustment net of tax benefit of $18	—	—	—	—	—	183	183	183

Comprehensive Income	—	—	—	—	—	—	—	$11,759

Balance, December 31, 2005	31,088	$311	$516,071	$—	$(748)	$(2,279)	$513,355

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31

	2005	2004	2003

Cash flows from operating activities:
Net income	$11,576	$35,076	$67,758
Loss (Income) from discontinued operations	689	9,595	(3,894)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,941	14,863	14,032
Stock-based compensation	9,618	—	—
Loss on disposition of assets	56	278	131
Write-down of impaired assets	14,536	—	—
Deferred income taxes	(4,861)	7,805	7,411
Changes in operating assets and liabilities, net of acquisitions:
Receivables	1,640	(1,236)	1,216
Inventories	2,261	17,368	(3,438)
Prepaid expenses and other assets	(3,331)	835	114
Accounts payable and accrued expenses	736	(1,106)	(14,404)

Net cash provided by continuing operations	49,861	83,478	68,926
Net cash provided by (used in) discontinued operations	1,947	7,713	(838)

Net cash provided by operating activities	51,808	91,191	68,088
Cash flows from investing activities:
Additions to property, plant and equipment	(14,244)	(21,990)	(17,101)
Cash outflows for acquisitions and investments		—	(12,576)
Proceeds from sale of fixed assets	14	—	701

Net cash (used in) continuing operations	(14,230)	(21,990)	(28,976)
Net cash provided by (used in) discontinued operations	—	(732)	646

Net cash used in investing activities	(14,230)	(22,722)	(28,330)
Cash flows from financing activities:
Proceeds from issuance of debt	65,872	—	—
Repayment of debt	(65,934)	(3,500)	(302)
Payments of deferred financing costs	(808)	—	—
Net activity with Dean Foods prior to Distribution	(33,682)	(65,909)	(41,926)
Tax savings on equity compensation	2,283	—	—
Issuance of common stock, net of expenses	2,527	—	—
Net cash provided by (used in) discontinued operations	—	—	—

Net cash provided by (used in) financing activities	(29,742)	(69,409)	(42,228)

Increase (decrease) in cash and cash equivalents	7,836	(940)	(2,470)
Cash and cash equivalents, beginning of period	165	1,105	3,575

Cash and cash equivalents, end of period	$8,001	$165	$1,105

Non cash transactions with Dean Foods prior to Distribution:
Termination of receivables backed facility	$21,983
Transfer of Refrigerated Products net assets	4,586
Elimination of deferred compensation liability	1,137
See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended December 31, 2005, 2004 and 2003)

1.	BACKGROUND AND BASIS OF PRESENTATION
      Our Consolidated Financial Statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
      TreeHouse was formed on January 25, 2005 by Dean Foods in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty Foods Group segment, in addition to the Mocha Mix®, Second Nature® and foodservice salad dressings businesses conducted by other businesses owned by Dean Foods, to TreeHouse. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) were completed on June 27, 2005 and TreeHouse commenced operations as an independent public company. Dean Foods has no continuing stock ownership in TreeHouse.
      For periods prior to June 27, 2005, all of the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of our business that we describe in this report as “ours” are in fact the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of the businesses transferred to TreeHouse by Dean Foods. References in the accompanying Condensed Consolidated Financial Statements and in these Notes to “TreeHouse”, “Company”, “we”, “our” and “us” mean TreeHouse.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.
      Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents.
      Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.
      Property, Plant and Equipment  — Property, plant and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Also included in property, plant and equipment are certain direct costs related to the implementation of computer

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
software for internal use. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Asset	Useful Life

Buildings and improvements:
Improvements and previously existing structures	10 to 20 years
New structures	40 years
Machinery and equipment:
Manufacturing plant equipment	5 to 20 years
Transportation equipment	3 to 8 years
Office equipment	3 to 10 years
      We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.
      Intangible and Other Assets  — Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life

Customer relationships	Straight-line method over 5 to 15 years
Trademarks/trade names	Straight-line method over 5 years
Non-competition agreements	Straight-line method over the terms of the agreements
Deferred financing costs	Straight-line method over the terms of the related debt
Goodwill and other intangible assets determined to have indefinite useful lives are no longer amortized. Instead, we now conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually in the fourth quarter or more frequently if circumstances indicate that the carrying value may not be recoverable. To determine whether an impairment exists, we use present value techniques.
      Stock-Based Compensation (Pre-Distribution) — Certain of our employees previously participated in stock-based compensation plans sponsored by Dean Foods that were settled in Dean Foods common stock. We elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for Dean Foods stock options held by our employees. As such, no compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date. Prior to the Distribution, the scheduled vesting of the Dean Foods stock options was as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Under the terms of the stock option agreements, the vesting of such options accelerated at the time of the Distribution. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” additional compensation expense, net of related taxes, would have been recognized of $.3 million, $1.3 million and $1.1 million in 2005, 2004 and 2003, respectively. The fair value of each stock option granted in 2004 was calculated using the Black-Scholes option-pricing model, with the following assumptions: expected volatility — 25% ; no expected dividend; expected option term — 5 years; and risk-free rate of return — 3.57%. No Dean Foods stock options were granted to our employees in 2005.
      Stock-Based Compensation (Post-Distribution) — Effective July 1, 2005, we have adopted the requirements of SFAS 123(R) “Share-Based Payment”. This statement requires that compensation paid with equity instruments be measured at grant-date fair value and that the resulting expense be recognized over the

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relevant service period. Prior to the quarter beginning July 1, 2005, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, no compensation expense was recognized prior to the quarter beginning July 1, 2005 as stock options were granted at exercise prices that were at or above market value at the grant date.
      Sales Recognition and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer, title and risk of loss transfer to customers and there is a reasonable assurance of collection of the sales proceeds. In accordance with Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.
      Income Taxes — We account for income taxes in accordance with SFAS 109 “Accounting for Income Taxes.”
      Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.
      Prior to the distribution we were included in Dean Foods’ consolidated income tax returns and we did not file separate federal tax returns. Our income taxes were determined and recorded in our Combined Financial Statements as if we were filing a separate return for federal income tax purposes. Taxes currently payable as well as current and prior period income tax payments and settlements were cleared directly with Dean Foods and, as a result, amounts related to us were included in Parent’s net investment in our Combined Balance Sheets prior to the Distribution.
      Tax Sharing Agreement — We entered into a tax sharing agreement with Dean Foods which generally governs Dean Foods’ and our respective rights, responsibilities and obligations after the Distribution with respect to taxes attributable to our business, as well as any taxes incurred by Dean Foods as a result of the failure of the Distribution to qualify for tax-free treatment under Section 355 of the Code.
      Distribution-Related Taxes — Under the tax sharing agreement, we are liable for taxes that may be incurred by Dean Foods that arise from the failure of the Distribution to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) if the failure to so qualify is attributable to actions, events, or transactions relating to the stock, assets, or business of us or any of our affiliates, or a breach of the relevant representations or covenants made by us in the tax sharing agreement or the Distribution agreement or to Wilmer Cutler Pickering Hale and Dorr LLP in connection with rendering its opinion. If the failure of the Distribution to qualify under Section 355 of the Code is attributable to a breach of certain representations made by both us and Dean Foods or a change in law or change in the interpretation or application of any existing law after the execution of the tax sharing agreement, we will be liable for 50% of the taxes arising from the failure to so qualify.
      Advertising Expense — We sell primarily to private label and foodservice customers. Therefore, our third-party advertising expense is not material and we have no prepaid advertising expense at December 31, 2005 and 2004.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $31.1 million, $29.5 million and $24.2 million in years 2005, 2004 and 2003, respectively.
      Receivables-Backed Facility — Prior to the Distribution, we participated in Dean Foods’ receivables-backed facility. We sold our accounts receivable to a wholly-owned special purpose entity controlled by Dean Foods. The special purpose entity transferred the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of the special purpose entity are fully reflected in our December 31, 2004 Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. Dean Foods did not allocate interest related to the receivables-backed facility to its segments. Therefore, no interest costs related to this facility have been reflected in the Consolidated Income Statements. Effective April 1, 2005, we ceased to participate in Dean Foods’ receivables-backed facility.
      Capital Lease Obligations — Capital lease obligations includes various promissory notes for the purchase of property, plant and equipment. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.
      Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of factors including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries.
      Facility Closing and Reorganization Costs — We periodically record facility closing and reorganization charges when we have identified a facility for closure or other reorganization opportunity, developed a plan and notified the affected employees. Effective January 1, 2003, we record these charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
      Comprehensive Income — We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.
      Recently Adopted Accounting Pronouncements — On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In April 2004, the FASB issued Staff Position (“FSP”) No. SFAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after September 15, 2004. Substantially all of our postretirement benefits terminate at age 65. Therefore, the FSP had no material affect on our Consolidated Financial Statements.
      Recently Issued Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.
      In March 2005, FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB Statement No. 143, which is effective for fiscal years ending after December 15, 2005. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonable estimated. FIN 47 did not have a material impact on our Consolidated Financial Statements.

3.	ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS
      Acquisition — On December 24, 2003, we acquired the Cremora® branded non-dairy powdered creamer business from Eagle Family Foods. Prior to the acquisition, we produced Cremora® creamer for Eagle Family Foods pursuant to a co-packing arrangement, which generated approximately $8.9 million of net sales for us in 2003. Cremora® is our only branded powdered coffee creamer. We purchased the Cremora® business for a purchase price of approximately $12.6 million, all of which was funded using borrowings under Dean Foods’ senior credit facility. The purchase price was allocated to assets of $13.7 million, including goodwill of $7.6 million and liabilities of $1.1 million.
      The Cremora® acquisition was accounted for using the purchase method of accounting as of the acquisition date and, accordingly, only the results of operations of the acquired company subsequent to the acquisition date are included in our Combined Financial Statements.
      Discontinued Operations — On September 7, 2004, we announced our decision to exit our nutritional beverages business. Our decision to exit this line of business resulted from significant declines in volume, which we believed could not be replaced. In accordance with generally accepted accounting principles, our financial statements reflect our former nutritional beverages business as discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net sales and income (loss) before taxes generated by our nutritional beverages business were as follows (in thousands):

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Net sales	$81	$22,166	$39,398
Income (loss) before tax	(1,126)	(15,308)	6,212

4.	INVENTORIES

	December 31

	2005	2004

	(In thousands)
Raw materials and supplies	$37,521	$34,462
Finished goods	83,280	84,787
LIFO reserve	(6,239)	(3,955)

Total	$114,562	$115,294

      Approximately $88.8 million and $88.2 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2005 and 2004, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31

	2005	2004

	(In thousands)
Land	$3,859	$3,859
Buildings and improvements	64,023	59,922
Machinery and equipment	112,825	89,221
Construction in Progress	2,429	8,125

	183,136	161,127
Less accumulated depreciation	(65,698)	(35,881)

Total	$117,438	$125,246

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INTANGIBLE ASSETS
      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	Pickles	Powder	Other	Total

	(In thousands)
Balance at December 31, 2003	$35,725	$195,751	$77,219	$308,695
Purchase accounting adjustments	—	—	—	—
Acquisitions	—	—	—	—

Balance at December 31, 2004	35,725	195,751	77,219	308,695
Purchase accounting adjustments	—	(720)	—	(720)
Deferred tax adjustments for differences in book versus tax basis	(1,694)	(9,246)	(3,661)	(14,601)

Balance at December 31, 2005	$34,031	$185,785	$73,558	$293,374

      The allocation of goodwill to each reporting unit shown above has been modified from that previously reported in our 2005 quarterly reports to reflect a finalization of the businesses transferred to the Company in the Distribution.
      At the time of the Distribution, Dean Foods transferred the net assets of the Dean Specialty Food business to TreeHouse. Included in the net assets transferred were deferred tax liabilities related to the difference between the book and tax basis of goodwill. Subsequent to the Distribution, it was determined that the deferred tax liabilities recorded in prior periods did not properly reflect these book to tax basis differences. As a result, goodwill and deferred tax liabilities were both reduced by $14.6 million.
      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2005 and 2004 are as follows:

	December 31

	2005			2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$22,800	$—	$22,800	$25,640	$—	$25,640
Intangible assets with finite lives:
Customer-related	11,846	(5,658)	6,188	13,675	(4,002)	9,673

Total other intangibles	$34,646	$(5,658)	$28,988	$39,315	$(4,002)	$35,313

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense on intangible assets was $1.7 million, $1.5 million, and $1.3 million in the years ended December 31, 2005, 2004 and 2003, respectively. Estimated intangible asset amortization expense for the next five years is as follows:

2006	$1.6 million
2007	1.5 million
2008	1.3 million
2009	1.2 million
2010	1.2 million
      Our goodwill and intangible assets have resulted primarily from acquisitions and our acquisition by Dean Foods. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.
      Perpetual trademarks and goodwill are evaluated for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. Perpetual trademarks and goodwill are impaired if their book value exceeds fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows.
      Amortizable intangible assets are evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.
      Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.
      During 2005, we recognized impairment expenses of $4.7 million related to certain trademarks and other intangibles. We did not recognize any impairment expenses during 2004 or 2003. Impairment expenses of $1.9 million and $2.6 million were related to the pickles and non-dairy powdered creamer segments, respectively, and $.2 million was related to refrigerated products which does not qualify as a reportable segment. The impairment expenses were recognized due to the Company’s strategic focus on private label instead of branded products. The impairment expenses were recorded in “Other operating expenses, net” in the Consolidated Statements of Income. The method of determining the fair value of the impaired assets is the discounted present value of assumed royalty payments, net of related tax benefits.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31

	2005	2004

	(In thousands)
Accounts payable	$34,731	$35,963
Payroll and benefits	12,440	4,880
Health insurance, workers’ compensation and other insurance costs	4,556	3,240
Other accrued liabilities	9,730	11,197

Total	$61,457	$55,280

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES
      The following table presents the 2005, 2004 and 2003 provisions for income taxes.

	Year Ended December 31

	2005(1)	2004(1)	2003(1)

	(In thousands)
Current taxes:
Federal	$17,297	$16,670	$27,921
State	2,738	810	1,999
Deferred income taxes	(4,861)	8,591	8,105

Total provision for income taxes	$15,174	$26,071	$38,025

(1)	Excludes $(.4) million, $(5.7) million and $2.3 million income tax (benefit) expense related to discontinued operations in 2005, 2004 and 2003 respectively.
      The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Tax expense at statutory rates	$9,603	$24,760	$35,661
State income taxes	1,495	1,311	2,364
Non-deductible Distribution costs	3,399	—	—
Other	677	—	—

Total provision for income taxes	$15,174	$26,071	$38,025

      The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31

	2005	2004

	(In thousands)
Deferred income tax assets:
Pension and postretirement benefits	$4,204	$3,803
Accrued liabilities	8,129	16,440
Stock compensation	3,806	—
State and foreign tax credits	—	291

	16,139	20,534
Deferred income tax liabilities:
Depreciation and amortization	(20,228)	(39,683)
Asset valuation reserves	(2,763)	(6,616)

	(22,991)	$(46,299)

Net deferred income tax liability	$(6,852)	$(25,765)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

	December 31

	2005	2004

	(In thousands)
Current assets	$2,569	$6,642
Noncurrent liabilities	(9,421)	(32,407)

Total	$(6,852)	$(25,765)

      No valuation allowance has been provided on deferred tax assets as management believes it is more likely than not that the deferred income tax assets will be fully recoverable.
      The Americans Job Creation Act of 2004, enacted in October 2004, creates a new deduction for manufacturers for their domestic production activities. The effect on the company’s effective tax rate for continuing operations for 2005 was a reduction of 1.1 percentage points.

9.	LONG-TERM DEBT

	December 31

	2005	2004
	Amount	Amount
	Outstanding	Outstanding

	(In thousands)
Revolving credit facility	$—	$—
Receivables-backed facility	—	21,983
Capital lease obligations and other	6,465	6,528

	6,465	28,511
Less current portion	(321)	(215)

Total	$6,144	$28,296

      The scheduled maturities of long-term debt, at December 31, 2005, were as follows (in thousands):

2006	$321
2007	324
2008	288
2009	256
2010	256
Thereafter	5,020

Total outstanding debt	$6,465

      Revolving Credit Facility — Effective June 27, 2005 we entered into a five-year unsecured revolving credit agreement with a group of participating financial institutions under which we can borrow up to $400 million. This agreement also includes a $75 million letter of credit sublimit, against which $1.4 million letter of credit has been issued. We may request to increase the commitments under the credit facility up to an aggregate of $500 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and will require that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of December 31, 2005.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Receivables-Backed Facility — Prior to the Distribution, we participated in Dean Foods’ receivables-backed facility. We sold our accounts receivable to a wholly-owned special purpose entity controlled by Dean Foods. The special purpose entity transferred the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. Dean Foods treats the securitization as a borrowing for accounting purposes, and the assets and liabilities of the special purpose entity are fully reflected in our December 31, 2004 Consolidated Balance Sheet. The Dean Foods receivables-backed facility bears interest at a variable rate based on the commercial paper yield, as defined in the agreement. Dean Foods did not allocate interest related to the receivables-backed facility to its segments. Therefore, no interest costs related to this facility have been reflected in our Consolidated Income Statements. Effective April 1, 2005, we ceased to participate in Dean Foods’ receivables-backed facility.
      Capital Lease Obligations and Other — Capital lease obligations includes various promissory notes for the purchase of property, plant and equipment. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stockholders’ Equity and Earnings per Share
      Common stock distribution and issuance — The company has authorized 40 million shares of common stock with a par value of $.01 per share and 10 million shares of preferred stock with a par value of $.01 per share. No preferred stock has been issued.
      Our common stock was distributed to Dean Foods stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods outstanding as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements, TreeHouse management purchased approximately 1.67% of TreeHouse common stock directly from Dean Foods in January 2005. These shares are equivalent to 513,353 shares on a post-Distribution basis. As of December 31, 2005, there were 31,087,773 shares issued and outstanding. There is no treasury stock and there is no remaining stock ownership by Dean Foods.
      Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. For all periods prior to June 30, 2005, basic earnings per share are computed using our shares outstanding as of the date of the completion of the Distribution. Diluted earnings per share give effect to all potentially dilutive common shares that were outstanding during the reporting period. As described in Note 10-Stock-based Compensation, we issued various awards as of June 27, 2005 and during the third and fourth quarter of 2005. For the period the options were outstanding, the exercise price for stock options issued exceeds the average market price during 2005. As such, these options are excluded from the diluted earnings per share calculation for 2005. The restricted stock and restricted stock unit awards are subject to market conditions for vesting which were not met as of December 31, 2005, so these awards are also excluded from the diluted earnings per share calculation.
      Prior to completion of the Distribution, Dean Foods converted options on Dean Foods stock held by Dean’s chairman and chief executive officer. These were converted on a pro-rata basis between options for Dean Foods and TreeHouse shares. As a result, there are 459,505 options outstanding as of December 31, 2005 which are exercisable at various prices. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share. The net dilutive effect of these options is included in the diluted earnings per share calculation for all periods presented. During the year ended December 31, 2005, 286,495 options held by Dean’s chairman and chief executive officer were exercised at a total price of $2.5 million.
      The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended
	December 31

	2005	2004

	(In thousands)
Weighted average shares outstanding	30,905	30,801
Assumed exercise of stock options(1)	203	259

Weighted average diluted common shares outstanding	31,108	31,060

(1)	The assumed exercise of stock options excludes 1,540,600 options outstanding which were anti-dilutive for the year ended December 31, 2005.

11.	Stock-based Compensation
      The following table summarizes stock options granted during 2005. Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. Options were also granted to our

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
non-employee directors. All options granted have three year terms which vest one-third on each of the first three anniversaries of the grant date.

	Employee	Director	Weighted Average
	Options	Options	Exercise Price

Outstanding, December 31, 2004	—	—
Granted	1,499,806	40,794	$29.61
Converted from Dean Foods options during second quarter(1)	—	746,000	$12.68
Exercised	—	(286,495)	$8.82

Outstanding, December 31, 2005	1,499,806	500,299

(1)	Dean Foods’ options converted into TreeHouse options as described in Note 9.
      In addition to stock options, certain key management employees were granted restricted stock and restricted stock units pursuant to the terms of their employment agreements. Restricted stock generally vests one-third on each of January 27, 2006, 2007 and 2008. It is subject to a market condition that requires that the total shareholder return of TreeHouse exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test at January 27, 2007 through 2010 that allows for vesting of previously unvested grants if the total shareholder return test is met on a cumulative basis. Restricted stock units have the same vesting dates as restricted stock, but they are subject to the condition that the price of TreeHouse stock exceeds $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last vesting date of January 27, 2008. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units in the second quarter and these are all outstanding as of 2005. As the market condition for both the restricted stock and restricted stock units had not been met, no compensation expense was recorded at June 30, 2005.
      As stated in Note 2, for the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments”. The company elected to use the modified prospective application of SFAS 123(R) for these awards issued prior to July 1, 2005. Income from continuing operations before tax for the year ended December 31, 2005 included share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $9.6 million.
      The fair value of each stock option, restricted stock and restricted stock unit award (the “Awards”) is estimated on the date of grant using the assumptions noted in the following table and the market price of the Company’s stock on the date of grant. The stock options were valued using a Black Scholes model and the restricted stock and restricted stock units were valued using a Monte Carlo simulation. Because valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company’s stock was not publicly traded prior to June 27, 2005, expected volatilities are based on the implied historical volatilities from peer companies and other factors. The Company has estimated that all employees will complete the required service conditions associated with the Awards. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the implied service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Stock Options	Restricted Stock	Restricted Stock Units

Expected volatility	27.5%	27.8%	27.8%
Expected dividends	0	0	0
Expected term	4.5 years	1.35 - 3.15 years	1.20 - 3.14 years
Risk-free interest rate	3.76%	3.76%	3.76%

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
      Accumulated other comprehensive income comprises net income plus all other changes in equity from non-owner sources, net of income tax expense allocated to each component of other comprehensive income. The only item included in other comprehensive income for December 31, 2005, 2004 and 2003 is the minimum pension liability adjustment.

Accumulated Other
Comprehensive
Income (Loss)
Net of Income Tax

(In thousands)
Accumulated other comprehensive loss, December 31, 2003	(1,166)
Minimum pension liability adjustment — 2004	(1,296)

Accumulated other comprehensive loss, December 31, 2004	(2,462)
Minimum pension liability adjustment — 2005	183

Accumulated other comprehensive loss, December 31, 2005	$(2,279)

13.	EMPLOYEE PENSION AND RETIREMENT BENEFIT PLANS

Employee Retirement and Postretirement Benefits
      Pension and Postretirement Benefits — Our employees and retirees participate in pension and other postretirement benefit plans previously sponsored by Dean Foods. At the time of Distribution, the obligations related to such plans became the obligations of TreeHouse. The assets and liabilities related to the TreeHouse employees have been separated from the Dean Food benefit plans into newly established TreeHouse benefit plans as described below. Employee benefit plan obligations and expenses included in our Consolidated Financial Statements are determined based on plan assumptions; employee demographic data, including years of service and compensation; benefits and claims paid; and employer contributions.
      Defined Contribution Plans — Certain of our non-union employees participated in savings and profit sharing plans sponsored by Dean Foods prior to the Distribution. These plans generally provided for salary reduction contributions to the plans on behalf of the participants of between 1% and 20% of a participant’s annual compensation and provided for employer matching and profit sharing contributions. Subsequent to the Distribution, TreeHouse established a new tax-qualified defined contribution plan to manage the portion of the assets related to TreeHouse employees.
      Multiemployer Pension and Certain Union Plans — Prior to the Distribution, Dean Foods contributed to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. Subsequent to the distribution, TreeHouse assumed the obligations to make the contributions to the multiemployer pension plans. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The Multiemployer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multiemployer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable.
      Defined Pension Plans — Dean Foods managed pension plan assets in a master trust for certain salaried and non-union employees and union employees covered by collective bargaining agreements, but not participating in a multiemployer pension plan. Subsequent to the Distribution, TreeHouse established a new

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to TreeHouse eligible salaried and non-union employees and union employees not covered by a multi-employer pension plan. We also retained investment consultants to assist our Investment Committee with the transition of plan assets to the TreeHouse master trust and to assist in formulating a long-term investment policy for the master trust. Our current asset mix guidelines under the investment policy target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2005, our master trust was invested as follows: equity securities of 60%; fixed income securities of 38%; and cash and cash equivalents of 2%. Dean Foods’ asset mix guidelines target equities at 65-75% of the portfolio and fixed income at 23-35%. The weighted average asset allocations of Dean Foods’ pension plan at December 31, 2004 and 2003 by asset category were generally consistent with the target mix guidelines. The measurement date for the defined pension plans is December 31.
      The expected long-term rate-of-return-on-assets is based on projecting long-term market returns for the various asset classes in which the plans assets are invested, weighted by the target asset allocations. Active management of the plan assets may result in adjustments to the historical returns. The rate of return assumption is reviewed annually.
      Pension benefits for eligible salaried TreeHouse employees were frozen in 2001 for years of creditable service. For these employees incremental pension benefits are only earned for changes in compensation effecting final average pay. Pension benefits earned for non-union employees and union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by ERISA. The company estimates that its 2006 contributions to its pension plan will be $3.6 million.
      Other Postretirement benefit — Certain of our employees participated in Dean Foods’ benefit programs, which provided certain health care and life insurance benefits for retired employees and their eligible dependents. At the date of Distribution, TreeHouse assumed the liability for the benefits under these plans. The plan is unfunded. The company estimates that its 2006 contributions to its postretirement benefit plan will be $.1 million. The measurement date for the other postretirement benefit plans is December 31.
      Defined Benefit Plans — As of the measurement dates, the status of the company’s defined benefit pension plan was as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$316	$360	$325
Interest cost	1,445	1,711	1,340
Expected return on plan assets	(783)	(1,095)	(706)
Amortization of unrecognized prior service cost	83	80	—
Amortization of unrecognized net loss	180	13	53
FAS 88 settlement charge	—	127	233

Net period pension cost	$1,241	$1,196	$1,245

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the pension plan projected benefit obligations are as follows:

	Year Ended December 31

	2005	2004

	(In thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$28,439	$26,324
Adjustment for Section 4044 allocation	(2,520)	—
Service cost	316	360
Interest cost	1,445	1,711
Actuarial loss	1,033	3,730
Benefits paid	(2,096)	(3,686)

Projected benefit obligation, end of year	$26,617	$28,439

Accumulated benefit obligation, end of year	$23,278	$26,675

      The adjustment for Section 4044 allocation represents the difference between the estimated assets and liabilities to be transferred to the Company pension benefit plan resulting from the Distribution and the actual assets and liabilities transferred pursuant to the priority categories of Section 4044 of the Internal Revenue Code.
      The changes in the fair value of the pension plan assets are set forth in the following table:

	Year Ended December 31

	2005	2004

	(In thousands)
Change in plan assets:
Plan assets at fair value, beginning of year	$15,750	$12,246
Adjustment for Section 4044 asset transfer	(5,462)	—
Actual return on plan assets	262	3,614
Company contributions	2,300	3,576
Benefits paid	(2,096)	(3,686)

Plan assets at fair value, end of year	$10,754	$15,750

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The funded status of the pension plan and the total amounts recognized in the consolidated balance sheets are as follows:

	Year Ended December 31

	2005	2004

	(In thousands)
Reconciliation of accrued pension and total amount recognized:
Funded status of plan	$(15,863)	$(12,689)
Unrecognized prior service cost	1,326	1,409
Unrecognized net loss	7,079	5,705

Accrued pension cost	$(7,458)	$(5,575)

Accrued benefit liability	$(12,524)	$(10,925)
Intangible asset	1,326	1,409
Accumulated other comprehensive income	3,740	3,941

Total recognized	$(7,458)	$(5,575)

      The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2005, 2004 and 2003 follows:

	December 31

	2005	2004	2003

Discount rate	5.75%	6.50%	6.75%
Rate of compensation increases	4.00%	4.00%	4.00%
Expected return on plan assets	8.25%	8.50%	8.50%
      The weighted average assumptions used to determine the pension benefit obligations as of December 31, 2005 and 2004 follow:

	December 31

	2005	2004

Discount rate	5.50%	5.75%
Rate of compensation increases	4.00%	4.00%
      Estimated future pension benefit payments from the plan are as follows:

Year	Pension Benefit

(In thousands)
2006	$598
2007	$873
2008	$964
2009	$944
2010	$1,546
2011-2015	$9,398

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Postretirement Benefits  — As of the December 31 measurement dates, the status of the Company’s post retirement benefit plan was as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$161	$203	$188
Interest cost	123	82	67
Amortization of unrecognized net loss	80	35	10

Net post retirement period benefit cost	$364	$320	$265

	Year Ended December 31

	2005	2004

	(In thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,459	$1,480
Service cost	161	203
Interest cost	123	82
Actuarial loss	887	47
Benefits paid	(106)	(353)

Benefit obligation, end of year	$2,524	$1,459

Unrecognized net loss	(1,441)	(634)

Accrued post retirement benefit cost	$(1,083)	$(825)

	Year Ended December 31

	2005	2004

	(In thousands)
Change in plan assets:
Plan assets at fair value, beginning of year	$—	$—
Actual return on plan assets	—	—
Company contributions	106	353
Benefits paid	(106)	(353)

Plan assets at fair value, end of year	$—	$—

      The key actuarial assumptions used to determine the post retirement net period benefit costs for the years ended December 31, 2005, 2004 and 2003 follows:

	December 31

	2005	2004	2003

Discount rate	5.75%	6.50%	6.75%

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The key actuarial assumptions used to determine the healthcare life insurance benefit obligations as of December 31, 2005 and 2004 follows:

	December 31

	2005	2004

Healthcare inflation:
Initial rate	10.0%	10.0%
Ultimate rate	5.0%	5.0%
Year ultimate rate achieved	2010	2009
Discount rate	5.5%	5.75%
      The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

1% increase:
Benefit obligation, end of year	$498
Service cost plus interest cost for the year	77
1% Decrease:
Benefit obligation, end of year	$(416)
Service cost plus interest cost for the year	(62)
      Estimated future postretirement benefit payments from the plan are as follows:

Year	Postretirement Benefit

(In thousands)
2006	$104
2007	$107
2008	$106
2009	$97
2010	$110
2011-2015	$582

14.	FACILITY CLOSING AND REORGANIZATION COSTS
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $.3 million and $6.5 million during 2005 and 2002, respectively. We recorded no closing or reorganization costs in 2004 and 2003. The costs recorded in 2002 related to closing the Atkins, Arkansas and Cairo, Georgia facilities, shutting down two pickle tank yards and relocating production between plants as part of an overall plan to operate more efficiently.
      The charges recorded during 2005 related to closing the La Junta, Colorado pickle manufacturing facility and distribution center. In addition to the closing and reorganization costs, we also recorded a fixed asset impairment charge of $9.6 million to reduce the carrying value of the La Junta facilities to their net realizable value.
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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity with respect to these acquisition liabilities for 2005 and 2004 is summarized below:

	Accrued			Accrued				Accrued
	Charges at			Charges at				Charges at
	December 31,			December 31,				December 31,
	2003	Payments	Adjustments	2004	Payments	Adjustments	Accruals	2005

	(In thousands)
Workforce reduction costs	$—	$—	$—	$—	$—	$—	$257	$257
Shutdown costs	1,770	(233)	—	1,537	(594)	(766)	—	177

Total	$1,770	$(233)	$—	$1,537	$(594)	$(766)	$257	$434

      These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges related to these restructuring plans of approximately $2.7 million, including an additional $.7 million in work force reduction costs and approximately $2.0 million in shut down and other costs. Approximately $2.2 million and $.5 million of these additional charges are expected to be incurred in 2006 and 2007, respectively. We expect the restructuring plan for the facilities to be completed by December 2007.

15.	OTHER OPERATING EXPENSE — NET
      We incurred other operating expense — net of $21.4 million in the year ended December 31, 2005. We did not incur like expenses in 2004 or 2003. Other operating expenses consisted of the following:

(In millions)

Distribution related costs for legal, accounting and other professional fees	$9.7
Facility closing costs and impairment charges related to the La Junta, Colorado plant	9.9
Expenses incurred due to the impairment of trademarks and other intangibles	4.7
Settlement of a high fructose corn syrup class action antitrust litigation	(1.2)
Gain on the sale of our Cairo, Georgia facility	(1.2)
Gain on sale of a closed tank yard facility	(0.5)

Total Other Operating Expense, Net	$21.4

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Interest paid	$1,146	$710	$750
Income taxes paid	4,952	—	—

17.	COMMITMENTS AND CONTINGENCIES
      Leases — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Our maximum exposure under those guarantees is not a material amount. Rent expense, including additional rent, was $11.1 million, $10.0 million and $11.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets are as follows:

	December 31

	2005	2004

	(In thousands)
Machinery and equipment	$6,530	$6,311
Less accumulated amortization	(1,356)	(930)

	$5,174	$5,381

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
      Purchase Obligations — We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes including cucumbers and tank yard space.
      Future minimum payments at December 31, 2005, under non-cancelable capital leases, operating leases and purchase obligations are summarized below:

	Capital	Operating	Purchase
	Leases	Leases	Obligations

	(In thousands)
2006	$1,020	$6,338	$34,726
2007	993	5,535	8,039
2008	930	5,287	6,825
2009	871	5,079	6,111
2010	846	4,861	971
Thereafter	8,735	13,273	10,126

Total minimum payments	$13,395	$40,373	$66,798

Less amount representing interest	6,931

Present value of capital lease obligations	$6,464

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
      Through calendar 2005 TreeHouse continued to participate in the Dean Foods Health and Welfare plans. TreeHouse is responsible for the claims expenses associated with its employees and has secured stop loss

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
coverage with a $150,000 specific deductible and a 115% aggregate limit. We have engaged a major benefits consulting firm to market our programs, and have converted to substantially similar TreeHouse plans effective January 1, 2006.
      Litigation, Investigations and Audits — We are party, in the ordinary course of business to certain other claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2005 and 2004. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.
      Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our debt are variable, its fair value approximates its carrying value.

19.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
      We have designated our reportable segments based on how management views our business and on differences in manufacturing processes between product categories. We do not segregate assets between segments for internal reporting. Therefore, certain asset-related information has not been presented. The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies.”
      Our pickles segment sells a variety of pickle, relish, sauerkraut and pepper products under customer brands and under our proprietary brands including Farmans®, Nalley’s®, Peter Piper® and Steinfeldtm. Branded products are sold to retailers and private label products are sold to retailers, foodservice customers and in bulk to other food processors. The pickles segment also includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southeastern United States. These products are sold under the Bennett’s®, Hoffman House® and Roddenberry’s®Northwoods® brand names.
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
      Prior to December 2004, we also manufactured and distributed certain nutritional beverage products. Our historical financial statements have been restated to reflect the operations related to the nutritional beverage business as discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We evaluate the performance of our segments based on adjusted gross margin, which we define as gross margin less allocated freight out and commission expense. The amounts in the following tables are obtained from reports used by our senior management team. There are no significant non-cash items reported in segment profit or loss other than depreciation, amortization and impairment of trademarks and other intangible assets.

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Net sales to external customers:
Pickles	$320,143	$339,249	$352,622
Non-dairy powdered creamer	263,769	240,644	218,563
Other	123,819	114,726	124,949

Total	$707,731	$694,619	$696,134

Operating income from continuing operations:
Pickles	$41,467	$48,286	$70,412
Non-dairy powdered creamer	41,058	40,913	40,869
Other	23,025	26,064	29,715

Segment adjusted gross margin	105,550	115,263	140,996
Other operating expenses	76,961	43,695	38,357

Operating income	28,589	71,568	102,639
Other (income) expense:
Interest expense	1,216	710	750
Other (income) expense, net	(66)	116	—

	1,150	826	750

Consolidated income from continuing operations before tax	$27,439	$70,742	$101,889

Depreciation and amortization:
Pickles	$10,510	$9,713	$8,689
Non-dairy powdered creamer	4,768	4,096	3,818
Other	1,663	1,054	1,525

Total	$16,941	$14,863	$14,032

Capital expenditures:
Pickles	$5,356	$13,697	$11,326
Non-dairy powdered creamer	6,049	5,940	3,604
Other	2,839	2,353	2,171

Total	$14,244	$21,990	$17,101

Trademark impairment:
Pickles	$1,925	$—	$—
Non-dairy powdered creamer	2,604	—	—
Other	140	—	—

Total	$4,669	$—	$—

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Geographic Information — We had foreign sales of approximately 1.2%, 1.0% and .9% of net sales for years ended 2005, 2004 and 2003 respectively. We primarily export to Canada and South America.
      Major Customers — Our non-dairy powdered creamer segment had one customer that represented greater than 10% of our 2005 sales. Approximately 11.7% of our consolidated sales were to that same customer. Our other foods products segment had two customers that represented greater than 10% of their 2005 sales. Approximately 6.4% and 5.3% of our consolidated 2005 sales were to those customers.

20.	RELATED PARTY TRANSACTIONS
      Management Fee Paid to Dean Foods — Prior to the Distribution, Dean Foods provided us with certain administrative services such as tax, treasury, human resources, risk management, legal, information technology, internal audit, accounting and reporting in return for a management fee. The management fee was based on budgeted annual expenses for Dean Foods’ corporate headquarters and allocated among Dean Foods’ segments. We paid Dean Foods a management fee of $2.9 million, $11.1 million and $5.4 million for years ended 2005, 2004 and 2003, respectively. There are no management fees paid to Dean post-Distribution.
      Receivable With Dean Foods — As of December 31, 2005 Dean Foods owes us approximately $3.9 million in accordance with the tax sharing agreement. These amounts are included in the receivables caption on the balance sheet.
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
      Sales to Dean Foods — Included in net sales are sales to Dean Foods of $3.6 million and $10.7 million for the years ended December 31, 2004 and 2003 respectively. Sales to Dean Foods were not significant for the six months ended June 30, 2005.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY RESULTS OF OPERATIONS (unaudited)
      The following is a summary of our unaudited quarterly results of operations for 2005 and 2004.

	Quarter

	First	Second	Third	Fourth

	(In thousands except per share data)
2005
Net sales	$166,375	$185,008	$171,872	$184,476
Gross profit	37,844	40,464	34,276	35,053
Income (loss) from continuing operations before income taxes(3)	18,002	8,941	8,969	(8,473)
Net income (loss)(1)	11,043	1,281	4,900	(5,648)
Net income per common share:
Basic	.36	.04	.16	(.18)
Diluted	.35	.04	.16	(.18)
2004
Net sales	$165,576	$180,354	$169,203	$179,486
Gross profit	39,597	42,465	35,811	38,776
Income from continuing operations before income taxes	19,770	21,061	16,187	13,724
Net income(2)	12,816	12,648	1,166	8,446
Net income per common share:
Basic	.42	.41	.04	.27
Diluted	.41	.41	.04	.27

(1)	Includes loss, net of tax, from discontinued operations of $339,000, $256,000, $53,000 and $41,000 in the first, second, third and fourth quarters, respectively.

(2)	Includes income (loss), net of tax, from discontinued operations of $331,000, $(605,000), $(9,071,000) and $(250,000) in the first, second, third and fourth quarters, respectively.

(3)	Fourth quarter expenses include $9.9 million for closing the La Junta, Colorado pickle plant, $4.8 million for share-based compensation expense and $4.7 million for the impairment of trademarks and other intangibles.

22.	SUBSEQUENT EVENTS

•	In conjunction with our announcement on November 16, 2005 the La Junta, Colorado pickle plant ceased operations on February 9, 2006.

•	On February 22, 2006 we acquired the “book of business” and inventory of Oxford Foods, Inc., a food processor based in Deerfield, Massachusetts. Oxford Foods is a manufacturer of pickles, peppers and barbecue sauce for the foodservice industry. Our Faison, North Carolina plant will assume the production of these items after an anticipated three to four months transition period.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On March 1, 2006 the Company entered into an Asset Purchase Agreement with the Del Monte Corporation to acquire the assets of its soup and infant feeding businesses for $268 million plus an adjustment for working capital changes at the time of closing. The transaction is expected to close during the Company’s first quarter.

For the 12 months ending April 30, 2006, the private label soup and infant feeding businesses together are expected to generate approximately $295 million of net sales. Soup and infant feeding products are manufactured at facilities in Pittsburgh, PA and Mendota, IL. TreeHouse will acquire the Pittsburgh, PA manufacturing facility and distribution center and enter into a long-term lease agreement at Del Monte’s Mendota, IL manufacturing facility. The businesses’ headquarters will remain in Pittsburgh, PA.

The Company has entered into a Transition Services Agreement with Del Monte whereby Del Monte will continue to provide various administrative and information technology support services until the soup and infant feeding businesses can be fully integrated into TreeHouse.

The Company is in the process of obtaining third-party valuations of the assets purchased, thus an allocation of the purchase price to major asset and liability captions is currently being completed. The transaction will be financed primarily through borrowings under the Company’s revolving credit facility.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that as of December 31, 2005, these disclosure controls and procedures were effective.
      There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9B.     Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information about our directors is in our 2006 Proxy Statement under the heading “Management — Directors and Executive Officers” and is incorporated into this report by reference.
      Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2006 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance”. Information abut the Audit Committee Financial Expert is in our 2006 Proxy Statement under the heading “Meetings of the Board of Directors and Committees/ Role of Committees,” all of which is incorporated into this report by reference.
      The information required by this item concerning our executive officers is contained in our 2006 Proxy Statement under the heading “Management — Directors and Executive Officers” and is incorporated into this report by reference.
      We have adopted a Code of Business Conduct for our employees and directors. A copy of the code is posted on our website (www.treehousefoods.com). If we amend the code, or grant any waivers under the code, that are applicable to our directors, chief executive officers, or other persons subject to our securities trading policy, which we do not anticipate doing, then we will promptly post that amendment or waiver on our website.

Item 11.	Executive Compensation
      Incorporated herein by reference to our proxy statement (to be filed) for our April 21, 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated herein by reference to our proxy statement (to be filed) for our April 21, 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      Incorporated herein by reference to our proxy statement (to be filed) for our April 21, 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      Incorporated herein by reference to our proxy statement (to be filed) for our April 21, 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
      The following Consolidated Financial Statements are filed as part of this report or are incorporated herein as indicated:

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TreeHouse Foods, Inc.

By:	/s/ Dennis F. Riordan

Dennis F. Riordan
Chief Financial Officer
Dated March 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed Sam K. Reed	Chief Executive Officer & Director (Principal Executive Officer)	March 28, 2006

/s/ Dennis F. Riordan Dennis F. Riordan	Chief Financial Officer (Principal Financial Officer)	March 28, 2006

/s/ Gregg L. Engles Gregg L. Engles	Director	March 28, 2006

/s/ George V. Bayly George V. Bayly	Director	March 28, 2006

/s/ Gary D. Smith Gary D. Smith	Director	March 28, 2006

/s/ Michelle R. Obama Michelle R. Obama	Director	March 28, 2006

/s/ Terdema L. Ussery Terdema L. Ussery	Director	March 28, 2006

/s/ Frank J. O’Connell Frank J. O’Connell	Director	March 28, 2006

SCHEDULE II
TREEEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
Allowance for doubtful accounts deducted from accounts receivable:

	Balance		Write-Off of
	Beginning	Charged to	Uncollectible	Balance
Year	Of Year	Income	Accounts	End of Year

	(In thousands)
2003	$744	$348	$92	$1,000
2004	1,000	818	1,688	130
2005	130	234	44	320

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

2.1		Distribution Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 28, 2005
2.2		Asset Purchase Agreement, dated as of March 1, 2006, by and between Del Monte Corporation and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 2, 2006
3.1		Form of Restated Certificate of Incorporation of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
3.2		Form of Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
4.1		Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
4.2		Stockholders Agreement, dated January 27, 2005, by and between, TreeHouse Foods, Inc., Dean Foods Company, Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
4.3		Rights Agreement between TreeHouse Foods, Inc. and The Bank of New York, as rights agent is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005
4.4		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as an Exhibit to the Rights Agreement that is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005)
4.5		Form of Rights Certificate (attached as an Exhibit to the Rights Agreement that is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005)
10	.1†	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.2†	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.3†	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and E. Nichol McCully is incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.4†	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.5†	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10.6		Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10.7		Form of 2005 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
10.8		Transition Services Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2005

Exhibit No.		Exhibit Description

10.9		Employee Matters Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 28, 2005
10.10		Tax Sharing Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 28, 2005
10.11		Trademark License Agreement between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 28, 2005
10.12		Trademark License Agreement between TreeHouse Foods, Inc. and Dean Foods Company, Dean Intellectual Property Services II, L.P. and Dean Specialty Intellectual Property Services, L.P. is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 28, 2005
10.13		Co-Pack Agreement, dated as of June 17, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated June 28, 2005
10	.14†	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
10	.15†	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP
24.1		Powers of Attorney relating to the execution of this Annual Report on Form 10-K
31.1		Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.