Form 10-Q
period 2006-03-31
TreeHouse Foods, Inc.
filed 2006-05-12
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006
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
     As of May 8, 2006 there were 31,087,773 shares of Common Stock, par value $0.01 per share, outstanding.

Page
Part I — Financial Information
Item 1 — Financial Statements	3

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 — Controls and Procedures	23

Part II — Other Information
Item 1 — Legal Proceedings	25

Item 1A — Risk Factors	25

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6 — Exhibits	25
Executive Severance Plan, dated as of April 21, 2006, which became effective May 1, 2006 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2006
Asset Purchase Agreement dated as of March 1, 2006 by and between Del Monte Corporation and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 1, 2006

Credit Agreement dated as of June 27, 2005, between TreeHouse Foods, Inc. and a group of Lenders with Bank of America as Administrative Agent, Swing Line Lender and L/C Issuer
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Credit Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,499	$8,001
Receivables, net	36,031	34,636
Inventories	114,637	114,562
Deferred income taxes	1,889	2,569
Prepaid expenses and other current assets	3,973	4,922
Assets of discontinued operations	1,970	1,970

Total current assets	182,999	166,660
Property, plant and equipment	115,059	117,438
Goodwill	293,374	293,374
Identifiable intangible and other assets	38,106	32,225

Total	$629,538	$609,697

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$71,542	$61,457
Current portion of long-term debt	332	321
Liabilities of discontinued operations	91	93

Total current liabilities	71,965	61,871
Long-term debt	6,076	6,144
Deferred income taxes	6,976	9,421
Other long-term liabilities	18,953	18,906
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $.01 per share, 40,000,000 shares authorized and 31,087,773 shares issued and outstanding	311	311
Additional paid-in capital	520,884	516,071
Retained earnings (accumulated deficit)	6,652	(748)
Accumulated other comprehensive loss	(2,279)	(2,279)

Total stockholders’ equity	525,568	513,355

Total	$629,538	$609,697

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31
	2006	2005
	(unaudited)
Net sales	$172,724	$166,375
Cost of sales	132,334	128,531

Gross profit	40,390	37,844
Operating expenses:
Selling and distribution	14,050	14,105
General and administrative	13,769	3,721
Management fee paid to Dean Foods	—	1,470
Amortization expense	464	414

Total operating expenses	28,283	19,710

Operating income	12,107	18,134
Other (income) expense:
Interest expense, net	161	193
Other (income) expense, net	—	(61)

Total other (income) expense	161	132
Income from continuing operations before income taxes	11,946	18,002
Income taxes	4,540	6,620

Income from continuing operations	7,406	11,382
Loss from discontinued operations, net of tax	(7)	(339)

Net income	$7,399	$11,043

Weighted average common shares:
Basic	31,088	30,801
Diluted	31,190	31,060
Basic earnings per common share:
Income from continuing operations	$.24	$.37
Loss from discontinued operations, net of tax	—	(.01)

Net income	$.24	$.36

Diluted earnings per common share:
Income from continuing operations	$.24	$.37
Loss from discontinued operations, net of tax	—	(.01)

Net income	$.24	$.36

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$7,399	$11,043
Loss from discontinued operations	7	339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,515	4,131
Stock-based compensation	4,814	—
Loss on disposition of assets	75	—
Deferred income taxes	(1,765)	2,551
Changes in operating assets and liabilities:
Receivables	(159)	272
Inventories	4,892	10,054
Prepaid expenses and other assets	958	(1,654)
Accounts payable and accrued expenses	10,131	2,488

Net cash provided by continuing operations	30,867	29,224
Net cash provided by discontinued operations	(9)	2,416

Net cash provided by operating activities	30,858	31,640
Cash flows from investing activities:
Additions to property, plant and equipment	(1,787)	(2,626)
Cash outflows for acquisitions	(12,557)	—
Proceeds from sale of fixed assets	70	—

Net cash used in continuing operations	(14,274)	(2,626)
Net cash used in discontinued operations	—	—

Net cash used in investing activities	(14,274)	(2,626)
Cash flows from financing activities:
Repayment of debt	(86)	(68)
Net cash activity with Dean Foods	—	(29,024)

Net cash used in continuing operations	(86)	(29,092)

Net cash used in discontinued operations	—	—

Net cash used in financing activities	(86)	(29,092)

Increase (decrease) in cash and cash equivalents	16,498	(78)
Cash and cash equivalents, beginning of period	8,001	165

Cash and cash equivalents, end of period	$24,499	$87

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2006
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
2. Significant Accounting Policies
     Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. As permitted, certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2006.
     Use of Estimates — The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.
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
     Income Taxes — Prior to the Distribution we were included in Dean Foods’ consolidated income tax returns and we did not file separate federal tax returns. Our income taxes were determined and recorded in our Consolidated Financial Statements as if we were filing a separate return for federal income tax purposes. Taxes currently payable as well as current and prior period income tax payments and settlements were cleared directly with Dean Foods.
     Recently Adopted Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of this accounting standard did not have a material impact on our Condensed Consolidated Financial Statements.

     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is effective for nonmonetary exchanges occurring in years beginning after June 15, 2005. SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. The adoption of this accounting standard did not have a material impact on our Condensed Consolidated Financial Statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. The adoption of this accounting standard did not have a material impact on the consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.
3. Discontinued Operations
     On September 7, 2004, we announced our decision to exit our nutritional beverages business. Our decision to exit this line of business resulted from significant declines in volume, which we believed could not be replaced. In accordance with generally accepted accounting principles, our financial statements reflect our former nutritional beverages business as discontinued operations. The impaired property and equipment was written down to its estimated fair value of $1.0 million and held for sale at March 31, 2006.
     Net sales and income (loss) before taxes generated by our nutritional beverages business were as follows:

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Net sales	$(4)	$93
Income (loss) before tax	$(12)	$(543)
4. Facility Closing and Reorganization Costs
     Facility Closing and Reorganization Costs — We recorded facility closing costs of $0.9 million in the March 31, 2006 quarter related to the closing of the La Junta, Colorado pickle manufacturing facility and distribution center. In addition, the La Junta, Colorado impaired property and equipment, which was written down to its estimated fair value of $1.6 million in the fourth quarter of 2005, was being held for sale as of March 31, 2006.
     Activity with respect to these liabilities for 2006 is summarized below:

(In thousands)
Accrued charges at December 31, 2005	$434
Payments	(1,064)
Accrued charges for the quarter ended March 31, 2006	945

Accrued charges at March 31, 2006	$315

     The accrued charges at March 31, 2006 are for employee severance and maintaining the closed facility in a saleable condition. Future costs related to the facility closing are expected to be $1.5 million in 2006 and $1.0 million in 2007.
5. Inventories

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw materials and supplies	$35,058	$37,521
Finished goods	87,048	83,280
LIFO Reserve	(7,469)	(6,239)

Total	$114,637	$114,562

     Approximately $73.1 million and $88.8 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2006 and December 31, 2005, respectively.
6. Intangible Assets
     Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Pickles	Powder	Other	Total
	(In thousands)
Balance at December 31, 2005	$34,031	$185,785	$73,558	$293,374
Adjustments	—	—	—	—

Balance at March 31, 2006	$34,031	$185,785	$73,558	$293,374

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006			December 31, 2005
	Gross		Net	Gross	Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$22,800	$—	$22,800	$22,800	$—	$22,800
Intangible assets with finite lives:
Customer-related	11,846	(6,063)	5,783	11,846	(5,658)	6,188
Purchased intangibles	4,802	—	4,802	—	—	—

Total	$39,448	$(6,063)	$33,385	$34,646	$(5,658)	$28,988

     The purchased intangibles reported in the March 31, 2006 quarter are related to the book of business acquired in the pickle segment. The company is in the process of finalizing the useful lives of these assets and as a result the amortization expense is subject to revision.
     Amortization expense on intangible assets for the three months ended March 31, 2006 and 2005 was $464,000 and $414,000, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$2.1 million
2008	$1.9 million
2009	$1.8 million
2010	$1.8 million
2011	$0.7 million
7. Long-Term Debt

	March 31, 2006	December 31, 2005
	Amount	Amount
	Outstanding	Outstanding
	(In Thousands)
Revolving credit facility	$—	$—
Capital lease obligations and other	6,408	6,465

	6,408	6,465
Less current portion	332	321

Total	$6,076	$6,144

     Revolving Credit Facility — Effective June 27, 2005 we entered into a five-year unsecured revolving credit agreement with a group of participating financial institutions under which we can borrow up to $400 million. This agreement also includes a $75 million letter of credit sublimit, against which $1.4 million in letters of credit have been issued. We may request to increase the commitments under the credit facility up to an aggregate of $500 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of March 31, 2006. We believe that, given our current cash position, our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
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
     Receivables-Backed Facility — Prior to the Distribution, we participated in Dean Foods’ receivables-backed facility. We sold our accounts receivable to a wholly-owned special purpose entity controlled by Dean Foods that is intended to be bankruptcy-remote. The special purpose entity transferred the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. Dean Foods did not allocate interest related to the receivables-backed facility to its segments. Therefore, no interest costs related to this facility are reflected in our Consolidated Income Statements. Effective April 1, 2005, we ceased to participate in Dean Foods’ receivables-backed facility.
     Capital Lease Obligations and Other — Capital lease obligations include various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

8. Stockholders’ Equity and Earnings per Share
     Common stock distribution and issuance — Our common stock was distributed to Dean Foods stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods outstanding as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements, TreeHouse management purchased approximately 1.67% of TreeHouse common stock directly from Dean Foods in January 2005. These shares are equivalent to 513,353 shares on a post-Distribution basis. As of March 31, 2006, there were 31,087,773 shares issued and outstanding. There is no treasury stock and there is no remaining stock ownership by Dean Foods.
     Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. For all periods prior to June 30, 2005, basic earnings per share are computed using our shares outstanding as of the date of the completion of the Distribution. Diluted earnings per share give effect to all potentially dilutive common shares that were outstanding during the reporting period. As described in Note 9-Stock-based Compensation, we issued various awards as of June 27, 2005 and during subsequent periods. For the period the options were outstanding, the exercise price for certain stock options issued exceeds the average market price during the quarter ended March 31, 2006. As such, these options are excluded from the diluted earnings per share calculation for the current quarter. The restricted stock and restricted stock unit awards are subject to market conditions for vesting which were not met as of March 31, 2006, so these awards are also excluded from the diluted earnings per share calculation.
     Prior to completion of the Distribution, Dean Foods converted options on Dean Foods stock held by Dean’s chairman and chief executive officer. These were converted on a pro-rata basis between options for Dean Foods and TreeHouse shares. As a result, there are 459,505 options outstanding as of March 31, 2006, which are exercisable at various prices. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share. The net dilutive effect of these options are included in the diluted earnings per share calculation for all periods presented. During the quarter ended March 31, 2006, no options held by Dean’s chairman and chief executive officer were exercised.
     The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended
	March 31
	2006	2005
Weighted average shares outstanding	31,087,773	30,801,278
Assumed exercise of stock options (1)	102,203	259,133

Weighted average diluted common shares outstanding	31,189,976	31,060,411

(1)	The assumed exercise of stock options excludes 1,521,330 options outstanding, which were anti-dilutive for the three months ended March 31, 2006.
9. Stock-based Compensation
     The following table summarizes stock options granted during the quarter ended March 31, 2006. Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. All options granted have three year terms which vest one-third on each of the first three anniversaries of the grant date.

	Employee	Director	Weighted Average
	Options	Options	Exercise Price
Outstanding, December 31, 2005	1,499,806	500,299	$26.27
Granted during quarter ended March 31, 2006	120,000		$18.64
Forfeited during quarter ended March 31, 2006	(37,830)		$29.65

Outstanding, March 31, 2006	1,581,976	500,299

     In addition to stock options, in 2005 certain key management employees were granted restricted stock and restricted stock units pursuant to the terms of their employment agreements. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units in the second quarter of 2005, all of which are outstanding as of March 31, 2006. Restricted stock generally vests one-third on each of January 27, 2006, 2007 and 2008. It is subject to a market condition that requires that the total shareholder return of TreeHouse exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test at January 27, 2007 through 2010 that allows for vesting of previously unvested grants if the total shareholder return test is met on a cumulative basis. Restricted stock units have the same vesting dates as restricted stock, but they are subject to the condition that the price of TreeHouse stock exceeds $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last vesting date of January 27, 2008.
     As stated in Note 2, for the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments”. The company elected to use the modified prospective application of SFAS 123(R) for these awards issued prior to July 1, 2005. Income from continuing operations before tax for the quarter ended March 31, 2006 included share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $4.8 million.
10. Employee Retirement and Postretirement Benefits
     Pension, Profit Sharing and Postretirement Benefits — Our employees and retirees participate in various pension, profit sharing and other postretirement benefit plans previously sponsored by Dean Foods. At the time of the Distribution, the obligations related to such plans were transferred to TreeHouse. Employee benefit plan obligations and expenses included in our Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, claims and payments. We are in the process of separating the assets and liabilities related to our employees and retirees into our own pension, profit sharing and other post retirement benefit plans from the Dean Foods plans.
     Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Components of net period cost:
Service cost	$90	$80
Interest cost	360	399
Expected return on plan assets	(255)	(312)
Amortization of prior service costs	20	21
Amortization of unrecognized net loss	35	40
Effect of settlement	—	37

Net period benefit cost	$250	$265

     We expect to contribute $3.6 million to the pension plans during 2006.
     Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Components of net period cost:
Service and interest cost	$80	$73
Amortization of unrecognized net loss	25	16

Net period benefit cost	$105	$89

     We expect to contribute $104,000 to the postretirement health plans during 2006.

11. Commitments and Contingencies
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
     Tax Sharing Agreement — We entered into a tax sharing agreement with Dean Foods which generally governs Dean Foods’ and our respective rights, responsibilities and obligations after the Distribution with respect to taxes attributable to our business.
     Under the tax sharing agreement, we are also liable for taxes that may be incurred by Dean Foods that arise from the failure of the Distribution to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) if the failure to so qualify is attributable to actions, events, or transactions relating to the stock, assets, or business of us or any of our affiliates, or a breach of the relevant representations or covenants made by us in the tax sharing agreement or the Distribution agreement or to Wilmer Cutler Pickering Hale and Dorr LLP in connection with rendering its opinion. If the failure of the Distribution to qualify under Section 355 of the Code is attributable to a breach of certain representations made by both us and Dean Foods or a change in law or change in the interpretation or application of any existing law after the execution of the tax sharing agreement, we will be liable for 50% of the taxes arising from the failure to so qualify.
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
12. Related Party Transactions
     Management Fee Paid to Dean Foods — Prior to the Distribution, Dean Foods provided us with certain administrative services such as tax, treasury, human resources, risk management, legal, information technology, internal audit, accounting and reporting in return for a management fee. The management fee was based on budgeted annual expenses for Dean Foods’ corporate headquarters and allocated among Dean Foods’ segments. We paid Dean Foods a management fee of $1.5 million in the three months ended March 31, 2005. No management fees have been paid to Dean post-Distribution.
     Receivable with Dean Foods — As of March 31, 2006, Dean Foods owes us approximately $2.2 million related to the tax sharing agreement. This amount is included in other current assets on the balance sheet.
     Refrigerated Products — Effective with the Distribution, we consolidated the Refrigerated Products manufacturing activities into a leased facility in City of Industry, California. For periods prior to the Distribution, product costs were charged to the Refrigerated Products businesses based on the direct materials, direct processing costs and allocated indirect labor, benefits and other processing and facility costs applicable to our products on a shared services basis. As a result, our Consolidated Statements of Income for periods prior to the Distribution reflect the fully absorbed costs for these products, along with allocated distribution, commission and administrative costs based on the volumes of products sold, including Refrigerated Products.
     Agreements — We have entered into a trademark license agreement, co-pack agreement and transition services agreement with Dean Foods. These agreements have not had a material impact on the operations of the company.
     Sales to Dean Foods — Included in net sales are sales to Dean Foods of $447,000 for the three months ended March 31, 2005.

13. Business and Geographic Information and Major Customers
     Our pickles segment sells a variety of pickle, relish, sauerkraut and pepper products under customer brands and under our proprietary brands including Farmans®, Nalley’s®, Peter Piper® and Steinfeld™. Branded products are sold to retailers and private label products are sold to retailers, foodservice customers and in bulk to other food processors. The pickles segment also includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southeastern United States. These products are sold under the Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names.
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
     We evaluate the performance of our segments based on sales dollars, gross profit and adjusted gross margin (gross profit less freight out and commissions). The amounts in the following tables are obtained from reports used by our senior management team and do not include any allocated income taxes. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 2 to our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K.

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Net sales to external customers:
Pickles	$74,141	$73,205
Non-Dairy Powdered Creamer	66,838	64,549
Other	31,745	28,621

Total	172,724	166,375

Operating income:
Pickles	11,833	10,251
Non-Dairy Powdered Creamer	13,159	11,203
Other	5,894	6,613

Segment adjusted gross margin	30,886	28,067
Other operating expenses	18,779	9,933

Operating income	$12,107	$18,134

     Geographic Information — During the quarters ended March 31, 2006 and 2005, we had foreign sales of approximately 0.5% of consolidated net sales in each period. We primarily export to South America and Canada.
     Major Customers — Our non-dairy powdered creamer segment had one customer that represented greater than 10% of sales during the first three months of 2006 and 2005. Approximately 12.2% and 11.4% of our consolidated sales were to that customer. Our other food products segment had two customers that represented greater than 10% of our quarter ended March 31, 2006 and 2005 sales. Approximately 12.6% and 11.3% of our consolidated net sales were to those customers.

14. Subsequent Events
     Plant Closing — In conjunction with our announcement on November 16, 2005 the La Junta, Colorado pickle plant ceased operations on February 9, 2006.
     Acquisition — On March 1, 2006 the Company entered into an Asset Purchase Agreement with the Del Monte Corporation to acquire the assets of its soup and infant feeding businesses for $268 million plus an adjustment for working capital changes at the time of closing of approximately $7.0 million. The transaction closed on April 24, 2006. The acquisition was primarily funded by drawing down approximately $250 million under the Company’s $400 million unsecured revolving credit agreement.
     For the 12 months ended April 30, 2006, the private label soup and infant feeding businesses together generated approximately $295 million of net sales. Soup and infant feeding products are manufactured at facilities in Pittsburgh, PA and Mendota, IL. TreeHouse acquired the Pittsburgh, PA manufacturing facility and distribution center and entered into a long-term lease agreement at Del Monte’s Mendota, IL manufacturing facility. The businesses’ headquarters will remain in Pittsburgh, PA.
     The Company has entered into a Transition Services Agreement with Del Monte whereby Del Monte will continue to provide various administrative and information technology support services until the soup and infant feeding businesses can be fully integrated into TreeHouse.
     The Company is in the process of obtaining third-party valuations of the assets purchased, thus an allocation of the purchase price to major asset and liability captions is currently being completed. The transaction was financed primarily through borrowings under the Company’s revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
     We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles and private label non-dairy powdered creamer in the United States. We had two reportable segments during all periods discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: pickles and non-dairy powdered creamer. We have designated our reportable segments based on how management views our business and on differences in manufacturing processes between product categories. The key performance indicators of both of our segments are sales dollars, gross profit and adjusted gross margin, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”) and commissions paid to independent brokers.
     Our current operations consist of the following:
• Our pickles segment sells pickles, peppers, relishes and related products. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farmans®, Nalley’s®, Peter Piper® and Steinfeld™ that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names.
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

Recent Developments
     Plant Closing — In conjunction with our announcement on November 16, 2005 the La Junta, Colorado pickle plant ceased operations on February 9, 2006.
     Acquisition — On February 22, 2006 we acquired the “book of business” and inventory of Oxford Foods, Inc., a food processor based in Deerfield, Massachusetts. Oxford Foods is a manufacturer of pickles, peppers and barbecue sauce for the foodservice industry. Our Faison, North Carolina plant will assume the production of these items after a three to four months transition period.
     Acquisition — On March 1, 2006 the Company entered into an Asset Purchase Agreement with the Del Monte Corporation to acquire the assets of its soup and infant feeding businesses for $268 million plus an adjustment for working capital changes at the time of closing of approximately $7.0 million. The transaction closed on April 24, 2006. The acquisition was primarily funded by drawing down approximately $250 million under the Company’s $400 million unsecured revolving credit agreement.
     For the 12 months ended April 30, 2006, the private label soup and infant feeding businesses together generated approximately $295 million of net sales. Soup and infant feeding products are manufactured at facilities in Pittsburgh, PA and Mendota, IL. TreeHouse acquired the Pittsburgh, PA manufacturing facility and distribution center and entered into a long-term lease agreement at Del Monte’s Mendota, IL manufacturing facility. The businesses’ headquarters will remain in Pittsburgh, PA.
     The Company has entered into a Transition Services Agreement with Del Monte whereby Del Monte will continue to provide various administrative and information technology support services until the soup and infant feeding businesses can be fully integrated into TreeHouse.
     The Company is in the process of obtaining third-party valuations of the assets purchased, thus an allocation of the purchase price to major asset and liability captions is currently being completed. The transaction was financed primarily through borrowings under the Company’s revolving credit facility.

Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended March 31
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$172,724	100.0%	$166,375	100.0%
Cost of sales	132,334	76.6	128,531	77.3

Gross profit	40,390	23.4	37,844	22.7
Operating expenses:
Selling and distribution	14,050	8.1	14,105	8.5
General and administrative	13,769	8.0	3,721	2.2
Management fee paid to Dean Foods	—	—	1,470	.9
Amortization expense	464	.3	414	.2

Total operating expenses	28,283	16.4	19,710	11.8

Total operating income	$12,107	7.0%	$18,134	10.9%

     Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Net Sales — First quarter net sales increased approximately 3.8% to $172.7 million in 2006, compared to $166.4 million in the first quarter of 2005. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$74,141	$73,205	$936	1.3%
Non-dairy powdered creamer	66,838	64,549	2,289	3.5%
Other	31,745	28,621	3,124	10.9%

Total	$172,724	$166,375	$6,349	3.8%

     Increases in sales in the pickles and powder segment in the first quarter of 2006 were mainly the result of price increases taken during the quarter and the Oxford Foods pickle book of business. Sales prices were raised in response to increases in the cost of raw materials, commodities, packaging and natural gas. Pickle sales in the first quarter increased 1.3% to $74.1 million in 2006 versus $73.2 million in 2005. Increases in foodservice pickles were partially offset by declines in retail private pickle sales. Non-dairy powdered creamer sales increased $2.3 million to $66.8 million, as unit volumes were stable in almost all channels of distribution. Net sales of other products increased 10.9% to $31.7 million in the first quarter of 2006 from $28.6 million in the first quarter of the prior year primarily due to increased sales of refrigerated dips and dressings.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; facility and equipment costs, including costs to operate and maintain our warehouses; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales decreased to 76.6% in the first quarter of 2006 from 77.3% in the first quarter of 2005, primarily due to the sales price increases taken during the quarter which slightly exceeded our cost increases in commodities and packaging. Higher fuel and energy costs were offset by increased production operating efficiencies. We continue to experience increases in commodity costs such as casein, corn syrup and sucrose compared to the first quarter of 2005. Our packaging costs increased in the first quarter due to higher energy costs which increased the cost of plastic containers and glass. See — “Results by Segment”.

     Operating Expenses — Our operating expenses increased $8.6 million to $28.3 million during the first quarter of 2006, compared to $19.7 million for the first quarter of 2005. Selling and distribution expenses were mainly flat in the quarter. Despite higher fuel prices, which we estimate added approximately $690,000 to distribution costs in the first quarter of 2006 compared to the prior year’s quarter, we were able to offset those increases with strategic initiatives that increased operating efficiencies and lowered our overall outbound freight costs. General and administrative expenses increased $10.0 million in the first quarter of 2006, primarily for the following reasons: (1) the adoption of SFAS 123(R), Share Based Payments, which increased operating expenses in the current quarter by $4.8 million, (2) hiring the TreeHouse management team and costs associated with becoming a publicly held company, which increased operating expense by $3.5 million from the prior year’s quarter and (3) $0.9 million of costs in the current year’s quarter associated with closing the La Junta, Colorado pickle plant. In the first quarter of 2005, a $1.5 million management fee was paid to Dean Foods. No management fees were paid to Dean Foods in the current year’s quarter.
     Operating Income — Operating income during the first quarter of 2006 was $12.1 million, a decrease of $6.0 million, or 33.2%, from operating income of $18.1 million in the first quarter of 2005. Our operating margin was 7.0% in the first quarter of 2006 as compared to 10.9% in the prior year’s quarter.
     Income Taxes — Income tax expense was recorded at an effective rate of 38.0% in the first quarter of 2006 compared to 36.8% in the prior year’s quarter. The higher effective rate is primarily due to changes in the apportionment of income for state income tax purposes compared to previous estimates.
     Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 — Results by Segment
     Pickles —

	Three Months Ended March 31
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$74,141	100.0%	$73,205	100.0%
Cost of sales	57,602	77.7	58,132	79.4

Gross profit	16,539	22.3	15,073	20.6
Freight out and commissions	4,706	6.3	4,822	6.6

Adjusted gross margin	$11,833	16.0%	$10,251	14.0%

     Net sales in the pickles segment increased by $0.9 million, or 1.3%, in the first quarter of 2006 compared to the first quarter of 2005. The change in net sales from the first quarter of 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$73,205
Volume	(4,291)	(5.8)%
Acquisitions	2,941	4.0
Pricing	2,286	3.1

2006 Net sales	$74,141	1.3%

     The increase in net sales from 2005 to 2006 resulted primarily from price increases taken in all distribution channels during the first quarter and the acquisition of the Oxford Foods pickle book of business in February 2006. Sales volumes before the acquisition declined 5.8% in the quarter compared to a year ago primarily in the retail pickle category. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 8.3% compared to the first quarter of the prior year.
     Cost of sales as a percentage of net sales decreased from 79.4% in 2005 to 77.7% in 2006 primarily as a result of the sales prices increases taken during the quarter, exiting our olive business midway through 2005 and realizing operating efficiencies that partially offset higher raw material and packaging costs. Significant cost increases in the first quarter of 2006 include (1) a 9% increase in glass packaging costs due in part to rising natural gas prices; (2) a 24% increase in plastic container costs due to rising resin costs; (3) a 9% increase in corn syrup and sweeteners, and (4) a 36% increase in natural gas.
     Freight out and commissions paid to independent brokers decreased $116,000 or 2.4%, to $4.7 million in the first quarter of 2006 compared to $4.8 million in 2005 primarily as a result of strategic initiatives implemented to optimize distribution costs.

     Non-dairy powdered creamer —

	Three Months Ended March 31
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$66,838	100.0%	$64,549	100.0%
Cost of sales	50,425	75.4	50,139	77.7

Gross profit	16,413	24.6	14,410	22.3
Freight out and commissions	3,254	4.9	3,207	4.9

Adjusted gross margin	$13,159	19.7%	$11,203	17.4%

     Net sales in the non-dairy powdered creamer segment increased by $2.3 million, or 3.5%, in the first quarter of 2006 compared to the prior year. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$64,549
Volume	(1,044)	(1.6)%
Pricing	3,333	5.1

2006 Net sales	$66,838	3.5%

     Sales volumes were down slightly during the first quarter of 2006 due to decreased coffee consumption resulting from the warmer winter months of January and February. According to Information Resources, Inc. retail sales of shelf stable creamer decreased 10.1% in the quarter versus the first quarter of the prior year. In addition, according to Information Resources, Inc., retail coffee sales dropped 3.9% in the quarter, which has a direct affect on non-dairy coffee creamer sales.
     Cost of sales as a percentage of net sales decreased from 77.7% in the first quarter of 2005 to 75.4% in 2006, as sales price increases taken in the quarter offset increases in raw material, packaging and natural gas costs. Increases in raw material costs included a 4% increase in casein, and a 9% increase in corn syrup and sweeteners, partially offset by a 2% decrease in soybean oil in the first quarter of 2006 compared to the first quarter of 2005. Packaging cost increases include an 18% increase on plastic and PET containers. Natural gas increased 36% in the first quarter of 2006 compared to the prior year’s quarter.
     Freight out and commissions paid to independent brokers remained flat at $3.3 million in 2006 compared to $3.2 million in 2005 primarily as a result of strategic initiatives implemented to optimize distribution costs to offset increases in fuel costs.
Liquidity and Capital Resources
     Historical Cash Flow
     We have generated and expect to continue to generate positive cash flow from operations.
     When we were part of Dean Foods, our cash was swept regularly by Dean Foods. Dean Foods also funded our operating and investing activities as needed. Dean Foods did not allocate the interest expense related to segments. Therefore, the interest expense reflected in our Consolidated Financial Statements relates only to our capital leases and our new line of credit.

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Cash provided by operating activities	$30,858	$31,640
Capital spending	$1,773	$2,626

     Net cash provided by operating activities decreased by $0.8 million for the first three months of 2006 compared to 2005, due to:
• A reduction in net income and non-cash items which decreased cash provided by $3.0 million.
• A decrease in working capital, which increased cash provided from operating activities by $4.7 million mainly due to an increase in inventories of $5.2 million offset by an increase in accounts payable and accrued expenses of $7.6 million and a decrease in prepaid expenses and other assets of $2.6 million.
• A decrease in cash provided by discontinued operations of $2.4 million.
     Net cash used in investing activities was $14.3 million in the first three months of 2006 compared to $2.6 million in the first three months of 2005, an increase of $11.7 million primarily due to the acquisition of the Oxford Foods pickle book of business for $11.0 million in February 2006.
     Current Debt Obligations
     At March 31, 2006 we had no outstanding borrowings under our revolving credit facility and $6.4 million of capital leases. In addition, at March 31, 2006 there were $1.4 million in letters of credit under the revolver that were issued but undrawn.
     Our short-term financing needs primarily are for financing of working capital during the year. Due to the seasonality of pickle production driven by the cucumber harvest cycle, which occurs primarily during the spring and summer, pickle inventories generally are at a low point in late spring and at a high point during the fall increasing our working capital requirement. Our long-term financing needs will depend largely on potential acquisition activity. We are currently in compliance with all covenants contained in our credit agreement. Our credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy.
     See Note 7 to our Condensed Consolidated Financial Statements.
     The table below summarizes our obligations for indebtedness, purchase and lease obligations at March 31, 2006.

	Payments Due by Period
Indebtedness, Purchase &		4/1/06-	4/1/07-	4/1/08-	4/1/09-	4/1/10-
Lease Obligations	Total	3/31/07	3/31/08	3/31/09	3/31/10	3/31/11	Thereafter
	(In thousands)
Capital lease obligations and other(1)	$13,171	$1,026	$988	$937	$865	$858	$8,497
Purchasing obligations(2)	57,158	25,254	8,039	6,678	6,111	971	10,105
Operating leases	38,351	6,518	5,527	5,269	5,123	4,830	11,084

Total	$108,680	$32,798	$14,554	$12,884	$12,099	$6,659	$29,686

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, primarily cucumbers. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

Long-Term Liabilities
     Prior to the Distribution, our employees participated in Dean Foods retirement plans. At the date of Distribution we assumed the liabilities and plan assets related to our employees. These plans offer pension benefits through various defined benefit pension plans and also offer health care and life insurance benefits to certain eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.
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
     We expect to contribute approximately $3.6 million to the pension plans and approximately $104,000 to the postretirement health plans in 2006.
Other Commitments and Contingencies
     We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and audits:
•	certain indemnification obligations in favor of Dean Foods related to tax liabilities related to the Distribution;

•	certain lease obligations, and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.
     See Note 11 to our Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations.
Future Capital Requirements
     During 2006, we intend to invest a total of approximately $16.0 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount
(In thousands)
Pickles	$7,500
Non-Dairy Powdered Creamer	5,000
Other	3,500

Total	$16,000

     In 2006, we expect cash interest to be approximately $11.0 million based on anticipated debt levels after the acquisition of the Del Monte Corporation’s soup and infant feeding business, which closed on April 24, 2006. Cash taxes are expected to be approximately $18.5 million. As of May 8, 2006, $148.6 million was available for future borrowings under our line of credit.

Known Trends and Uncertainties
     Prices of Raw Materials
     We were adversely affected by rising input costs during 2005 and the first three months of 2006, and we expect our financial results to continue to be adversely affected by high input costs throughout 2006.
     Many of the raw materials that we use in our products rose to unusually high levels during 2005 and continued at high levels in the first quarter of 2006, including soybean oil, casein, corn syrup and packaging materials. High fuel costs are also having a negative impact on our results. Prices for many of these raw materials and packaging materials are expected to remain high and in some cases may increase during the remainder of 2006. For competitive reasons, we may not be able to pass along increases in raw materials and other input costs as we incur them. Therefore, the current raw materials environment may continue to adversely affect our financial results in 2006.
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

Forward Looking Statements
     From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
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
     In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, as well as in our Current Reports on Form 8-K.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, these disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
     In the first quarter of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
May 12, 2006

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
Item 1A. Risk Factors
     Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 6. Exhibits

2.2	Asset Purchase Agreement dated as of March 1, 2006 by and between Del Monte Corporation and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 1, 2006

10.16	Credit Agreement dated as of June 27, 2005, between TreeHouse Foods, Inc., and a group of Lenders with Bank of America as Administrative Agent, Swing Line Lender and L/C Issuer

10.17*	Executive Severance Plan, dated as of April 21, 2006, which became effective May 1, 2006 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan

Dennis F. Riordan
Senior Vice President and Chief Financial Officer
May 12, 2006