Form 10-Q
period 2006-06-30
TreeHouse Foods, Inc.
filed 2006-08-14
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                     to
Commission File Number 001-32504
TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	20-2311383
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
Two Westbrook Corporate Center
Suite 1070
Westchester, IL 60154
(708) 483-1300
(Address, including zip code, and telephone number, including area code of the registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
     As of August 8, 2006 there were 31,202,473 shares of Common Stock, par value $0.01 per share, outstanding.

Page
Part I — Financial Information

Item 1 — Financial Statements	3

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 — Controls and Procedures	25

Part II — Other Information

Item 1 — Legal Proceedings	27

Item 1A — Risk Factors	27

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4 — Submission of Matters to a Vote of Security Holders	27

Item 6 — Exhibits	27
Awareness Letter
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Awareness Letter
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4	$8,001
Receivables, net	56,165	34,636
Inventories	195,417	114,562
Deferred income taxes	2,452	2,569
Prepaid expenses and other current assets	5,835	4,922
Assets of discontinued operations	1,970	1,970

Total current assets	261,843	166,660
Property, plant and equipment, net	214,501	117,438
Goodwill	402,043	293,374
Identifiable intangible and other assets	73,696	32,225

Total	$952,083	$609,697

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$94,918	$61,457
Current portion of long-term debt	248,797	321
Liabilities of discontinued operations	50	93

Total current liabilities	343,765	61,871
Long-term debt	9,163	6,144
Deferred income taxes	8,406	9,421
Other long-term liabilities	52,649	18,906
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $.01 per share, 40,000,000 shares authorized, 31,202,473 and 31,087,773 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	312	311
Additional paid-in capital	526,822	516,071
Retained earnings (accumulated deficit)	13,245	(748)
Accumulated other comprehensive loss	(2,279)	(2,279)

Total stockholders’ equity	538,100	513,355

Total	$952,083	$609,697

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(Unaudited)		(Unudited)
Net sales	$232,118	$185,008	$404,842	$351,383
Cost of sales	183,595	144,544	315,929	273,075

Gross profit	48,523	40,464	88,913	78,308
Operating expenses:
Selling and distribution	18,847	16,675	32,897	30,780
General and administrative	14,797	5,662	28,566	9,239
Management fee paid to Dean Foods	—	1,470	—	2,940
Other operating expense, net	—	7,135	—	7,279
Amortization expense	845	414	1,309	828

Total operating expenses	34,489	31,356	62,772	51,066

Operating income	14,034	9,108	26,141	27,242
Other (income) expense:
Interest expense, net	3,252	172	3,413	365
Other income, net	—	(5)	—	(66)

Total other (income) expense	3,252	167	3,413	299

Income from continuing operations before income taxes	10,782	8,941	22,728	26,943
Income taxes	4,182	7,404	8,722	14,024

Income from continuing operations	6,600	1,537	14,006	12,919
Loss from discontinued operations, net of tax	(6)	(256)	(13)	(595)

Net income	$6,594	$1,281	$13,993	$12,324

Weighted average common shares:
Basic	31,145	30,801	31,121	30,801
Diluted	31,231	31,060	31,224	31,060
Basic earnings per common share:
Income from continuing operations	$.21	$.05	$.45	$.42
Loss from discontinued operations, net of tax	—	(.01)	—	(.02)

Net income	$.21	$.04	$.45	$.40

Diluted earnings per common share:
Income from continuing operations	$.21	$.05	$.45	$.42
Loss from discontinued operations, net of tax	—	(.01)	—	(.02)

Net income	$.21	$.04	$.45	$.40

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$13,993	$12,324
Loss from discontinued operations	13	595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,766	8,256
Stock-based compensation	9,238	—
Loss on disposition of assets	225	12
Deferred income taxes	(1,490)	753
Changes in operating assets and liabilities, net of impact of acquisitions
Receivables	(17,293)	(1,529)
Inventories	(5,220)	13,451
Prepaid expenses and other assets	1,404	(1,498)
Accounts payable and accrued expenses	29,101	9,152

Net cash provided by continuing operations	40,737	41,516
Net cash (used in) provided by discontinued operations	(56)	2,320

Net cash provided by operating activities	40,681	43,836
Cash flows from investing activities:
Additions to property, plant and equipment	(4,387)	(7,736)
Cash outflows for acquisitions	(294,677)	—
Proceeds from sale of fixed assets	107	4

Net cash used in continuing operations	(298,957)	(7,732)
Net cash used in discontinued operations	—	—

Net cash used in investing activities	(298,957)	(7,732)
Cash flows from financing activities:
Proceeds from issuance of debt	250,000	3,672
Payment of debt	(1,828)	(2,295)
Payments of deferred financing costs	—	(808)
Proceeds from stock option exercises	1,482	—
Tax benefit from stock options exercised	625	—
Net cash activity with Dean Foods	—	(34,542)

Net cash (used in) provided by continuing operations	250,279	(33,973)
Net cash (used in) provided by discontinued operations	—	—

Net cash (used in) provided by financing activities	250,279	(33,973)

Increase (decrease) in cash and cash equivalents	(7,997)	2,131
Cash and cash equivalents, beginning of period	8,001	165

Cash and cash equivalents, end of period	$4	$2,296

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2006
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
     For periods prior to June 27, 2005, all of the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of our business that we describe in this report as “ours” are in fact the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of the businesses transferred to TreeHouse by Dean Foods. References in the accompanying Condensed Consolidated Financial Statements and in these Notes to “TreeHouse” “we”, “our” and “us” mean TreeHouse. Our historical financial results as part of Dean Foods do not reflect what our financial results would have been had we been operated as a separate, independent company during the periods presented.
2. Significant Accounting Policies
     Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. As permitted, certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2006.
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
     In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this interpretation will have on our financial statements.
3. Discontinued Operations
     On September 7, 2004, we announced our decision to exit our nutritional beverages business. Our decision to exit this line of business resulted from significant declines in volume, which we believed could not be replaced. In accordance with generally accepted accounting principles, our financial statements reflect our former nutritional beverages business as discontinued operations. The property and equipment was written down to its estimated fair value of $1.0 million and held for sale at June 30, 2006.
     Net sales and income (loss) before taxes generated by our nutritional beverages business were as follows:

	Six Months Ended
	June 30
	2006	2005
	(In thousands)
Net sales	$(6)	$99
Loss before tax	$(21)	$(951)
4. Facility Closing and Reorganization Costs
     Facility Closing and Reorganization Costs — We recorded facility closing costs of $1.0 million in the three months ended June 30, 2006 and $2.0 million in the six months ended June 30, 2006 related to the closing of the La Junta, Colorado pickle manufacturing facility and distribution center. In addition, the La Junta, Colorado property and equipment, which was written down to its estimated fair value of $1.6 million in the fourth quarter of 2005, was being held for sale as of June 30, 2006. Subsequently, on July 10, 2006 the distribution center was sold for $2.0 million.
     Activity with respect to these liabilities for 2006 is summarized below:

(In thousands)
Accrued charges at December 31, 2005	$434
Payments	(2,603)
Provision for the six months ended June 30, 2006	2,312

Accrued charges at June 30, 2006	$143

     The accrued charges at June 30, 2006 are for employee severance and maintaining the closed facility in a saleable condition. Future costs related to the facility closing are expected to be $.6 million in 2006 and $.3 million in 2007.
5. Inventories

	June 30,	December 31,
	2006	2005
	(In thousands)
Raw materials and supplies	$47,537	$37,521
Finished goods	156,019	83,280
LIFO Reserve	(8,139)	(6,239)

Total	$195,417	$114,562

     Approximately $62.0 million and $88.8 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2006 and December 31, 2005, respectively.
6. Intangible Assets
     Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

			Soup & Infant
	Pickles	Powder	Feeding	Other	Total
		(In thousands)
Balance at December 31, 2005	$34,031	$185,785	$—	$73,558	$293,374
Goodwill from acquisition	—	—	108,669	—	108,669

Balance at June 30, 2006	$34,031	$185,785	$108,669	$73,558	$402,043

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006			December 31, 2005
	Gross		Net	Gross	Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$30,800	$—	$30,800	$22,800	$—	$22,800
Intangible assets with finite lives:
Customer-related	44,722	(6,845)	37,877	11,846	(5,658)	6,188

Total	$75,522	$(6,845)	$68,677	$34,646	$(5,658)	$28,988

     Intangible assets acquired in the six months ended June 30, 2006 are customer related intangibles acquired in the pickle segment in February 2006 and the trademarks, customer lists and transition services agreement with Del Monte Foods Company resulting from the acquisition of the soup and infant feeding business in April 2006. The trademarks are deemed to have indefinite useful lies because they are expected to generate cash flows indefinitely. Customer related intangibles are estimated to have a useful life of fifteen years and are being amortized over a fifteen year period on a straight line basis. Other intangibles relate to favorable terms on the transition services agreement with Del Monte Foods Company, which is being amortized on a straight line basis over the nine month term of the agreement. The company is in the process of finalizing the fair value and useful lives of these assets and as a result the amortization expense is subject to revision.
     Amortization expense on intangible assets for the three months ended June 30, 2006 and 2005 was $845,000 and $414,000, respectively and $1.3 million and $828,000 in the six months ended June 30, 2006 and 2005 respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$3.8 million
2008	$3.7 million
2009	$3.5 million
2010	$3.5 million
2011	$2.2 million
7. Long-Term Debt

	June 30, 2006	December 31, 2005
	Amount	Amount
	Outstanding	Outstanding
	(In thousands)
Revolving credit facility	$248,300	$—
Capital lease obligations and other	9,660	6,465

	257,960	6,465
Less current portion	248,797	321

Total	$9,163	$6,144

     Revolving Credit Facility — Effective June 27, 2005 we entered into a five-year unsecured revolving credit agreement with a group of participating financial institutions under which we can borrow up to $400 million. This agreement also includes a $75 million letter of credit sublimit, against which a $1.4 million letter of credit has been issued, but undrawn. We may request to increase the commitments under the credit facility up to an aggregate of $500 million upon the satisfaction of certain conditions. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of June 30, 2006. We believe that, given our current cash position, our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
     Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin or at a customary base rate. The underlying rate is defined as either the rate offered in the inter-bank Eurodollar market or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5%. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.50% to 0.80%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.125% to 0.20% is due quarterly on all commitments under the credit facility. Our average interest rate on debt outstanding at June 30, 2006 was 5.87%.
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

8. Stockholders’ Equity and Earnings per Share
     Common stock distribution and issuance — Our common stock was distributed to Dean Foods stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods outstanding as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements, TreeHouse management purchased approximately 1.67% of TreeHouse common stock directly from Dean Foods in January 2005. These shares are equivalent to 513,353 shares on a post-Distribution basis. As of June 30, 2006, there were 31,202,473 shares issued and outstanding. There is no treasury stock and there is no remaining stock ownership by Dean Foods.
     Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. For all periods prior to June 30, 2005, basic earnings per share are computed using our shares outstanding as of the date of the completion of the Distribution. Diluted earnings per share incorporate the incremental shares issueable upon the assumed exercise of stock options. Certain of the Company’s stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive, but these options could be dilutive in the future. The restricted stock and restricted stock unit awards are subject to market conditions for vesting which were not met as of June 30, 2006, so these awards are also excluded from the diluted earnings per share calculation.
     Prior to completion of the Distribution, Dean Foods converted options on Dean Foods stock held by Dean’s chairman and chief executive officer. These were converted on a pro-rata basis between options for Dean Foods and TreeHouse shares. As a result, there are 344,805 options outstanding as of June 30, 2006, which are exercisable at various prices. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share. The net dilutive effect of these options are included in the diluted earnings per share calculation for all periods presented. During the quarter ended June 30, 2006, 114,700 options held by Dean’s chairman and chief executive officer were exercised at a total price of $1.5 million.
     The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Weighted average shares outstanding	31,145,123	30,801,278	31,120,544	30,801,278
Assumed exercise of stock options (1)	86,092	259,133	103,547	259,133

Weighted average diluted common shares outstanding	31,231,215	31,060,411	31,224,091	31,060,411

(1)	The assumed exercise of stock options excludes 1,705,802 options outstanding, which were anti-dilutive for the three and six months ended June 30, 2006 and 1,509,080 options outstanding, which were anti-dilutive for the three and six months ended June 30, 2005.
9. Stock-based Compensation
     The following table summarizes stock option activity during the six months ended June 30, 2006. Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. All options granted have three year terms which vest one-third on each of the first three anniversaries of the grant date.

	Employee	Director	Weighted Average
	Options	Options	Exercise Price
Outstanding, December 31, 2005	1,499,806	500,299	$26.27
Granted	360,740	45,000	$23.16
Forfeited	(117,498)	—	$29.30
Exercised	—	(114,700)	$12.92

Outstanding, June 30, 2006	1,743,048	430,599	$26.22

Exercisable at June 30, 2006	459,756	358,403	$24.15

     During the six months ended June 30, 2006, the total intrinsic value of stock options exercised was approximately $1.5 million. No stock options were exercised in the first six months of 2005. The aggregate intrinsic value of outstanding and exercisable options was $3.4 million and $2.8 million, respectively, at June 30, 2006 and $11.8 million and $11.8 million, respectively, at June 30, 2005. The tax benefit recognized from stock option exercises in both the three and six month periods ended June 30, 2006 was $.6 million. Compensation cost related to unvested options totaled $11.4 million at June 30, 2006 and will be recognized over the remaining vesting period of the grants, which averages 2.1 years. The average grant date fair value of options granted in 2006 was $9.65.

     In addition to stock options, in 2005 certain key management employees were granted restricted stock and restricted stock units pursuant to the terms of their employment agreements. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units in the second quarter of 2005, of which 583,622 and 584,339, respectively, are outstanding as of June 30, 2006. Restricted stock generally vests one-third on each of January 27, 2006, 2007 and 2008. It is subject to a market condition that requires that the total shareholder return of TreeHouse exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test at January 27, 2007 through 2010 that allows for vesting of previously unvested grants if the total shareholder return test is met on a cumulative basis. Restricted stock units have the same vesting dates as restricted stock, but they are subject to the condition that the price of TreeHouse stock exceeds $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last vesting date of January 27, 2008. No restricted stock units or restricted shares were outstanding at June 30, 2006. Future compensation cost related to outstanding restricted stock units and shares of restricted stock totaled approximately $2.0 million and will be recognized over the next 2.75 years.
     As stated in Note 2, for the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments”. The company elected to use the modified prospective application of SFAS 123(R) for these awards issued prior to July 1, 2005. Income from continuing operations before tax for the quarter and six months ended June 30, 2006 included share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $4.4 million and $9.2. million, respectively.
10. Employee Retirement and Postretirement Benefits
     Pension, Profit Sharing and Postretirement Benefits — Our employees and retirees participate in various pension, profit sharing and other postretirement benefit plans previously sponsored by Dean Foods. At the time of the Distribution, the obligations related to such plans were transferred to TreeHouse. Employee benefit plan obligations and expenses included in our Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, claims and payments. In addition, as part of the acquisition of the soup and infant feeding business, we provide healthcare benefits to certain retirees who are covered under specific contracts. The net period benefit cost for the group was approximately $.7 million in the three months ended June 30, 2006.
     Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
		(In thousands)
Components of net period cost:
Service cost	$90	$80	$180	$160
Interest cost	360	399	720	798
Expected return on plan assets	(255)	(312)	(510)	(624)
Amortization of prior service costs	20	21	40	42
Amortization of unrecognized net loss	35	40	70	80
Effect of settlement	—	37	—	74

Net period benefit cost	$250	$265	$500	$530

     We expect to contribute $3.2 million to the pension plans during 2006, of which $1.3 million has been paid as of June 30, 2006.
     Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
		(In thousands)
Components of net period cost:
Service and interest cost	$80	$73	$160	$146
Amortization of unrecognized net loss	25	16	50	32

Net period benefit cost	$105	$89	$210	$178

     We expect to contribute $425,000 to the postretirement health plans during 2006, of which approximately $210,000 has been paid as of June 30, 2006.

11. Acquisition
     On April 24, 2006, we completed the acquisition of certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that are related to the Del Monte Foods Company (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness®, and (3) the food service soup business (hereinafter collectively referred to as the “Soup and Infant Feeding Business”), and assumed certain liabilities to the extent related thereto. Immediately following the completion of the acquisition, the Soup and Infant Feeding Business became a division of our operating subsidiary, Bay Valley Foods, LLC. The acquisition of the soup and infant feeding business expands our offerings, primarily in the private label market allowing us to provide a broader line of goods to our customers. The value we expect to realize as a company is believed to exceed the amount paid to acquire the business.
     The purchase price (subject to finalization of an adjustment for working capital) paid for the soup and infant feeding business by TreeHouse was $284.1, which includes acquisition related costs of $5.2 million. In addition TreeHouse assumed postretirement, vacation pay and lease, and other liabilities of $41.4 million. The acquisition was financed through $250 million of borrowings under our existing $400 million credit facility and available cash balances.
     The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based upon estimated fair market values at the date of acquisition. The purchase price allocations are preliminary because we have not finalized our estimate of the fair value of long-lived assets or intangible assets acquired. We have made a preliminary allocation to the net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Inventory	$70,667
Property Plant and Equipment	102,402
Trade Name — Natures Goodness	8,000
Customer Relationships	28,100
Transition Services Agreement	1,100
Goodwill	108,669
Other Assets	6,476

Total Assets Purchased	325,414
Assumed Liabilities	(41,360)

Total Purchase Price	$284,054

     We have hired a third party valuation firm to establish the fair value of the soup and infant feeding business inventory, real estate, machinery and equipment and the fair value of identifiable intangible assets. As a result of information obtained as we operate the business, values assigned to these assets could change. We are also assessing certain liabilities assumed in the transaction.
     We have recorded intangible assets of $144.8 million during the three month period ended June 30, 2006, including $108.7 million of goodwill, $8.0 million of trademark indefinite lived intangibles and $28.1 million of customer and contract related definite lived intangibles. The weighted average useful life of the definite lived intangibles is fifteen years and $28.1 million of the intangible asset value is expected to be deductible for income tax purposes.
     The Company has entered into a transition services agreement with Del Monte Foods Company whereby Del Monte will continue to provide various administrative and information technology support services until the soup and infant feeding business can be fully integrated into TreeHouse.
     The following pro forma summary presents the effect of the soup and infant feeding business acquired during the second quarter of 2006 as though the business had been acquired as of January 1, 2005 and is based upon unaudited financial information of the acquired entity (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands)
Revenue as reported	$232,118	$185,008	$404,842	$351,383
Revenue of purchased businesses for the period prior to acquisition	22,227	58,558	95,199	140,679

Pro forma revenue	$254,345	$243,566	$500,041	$492,062

Net income as reported	$6,594	$1,281	$13,993	$12,324
Net income of purchased businesses for the period prior to acquisition	5,120	1,895	10,903	11,209

Pro forma net income	$11,714	$3,176	$24,896	$23,533

Earnings per share — basic
As reported	$0.21	$0.04	$0.45	$0.40
Effect of purchased businesses for the period prior to acquisition	0.16	0.06	0.35	0.36

Pro forma earnings per share-basic	$0.37	$0.10	$0.80	$0.76

Earnings per share-diluted
As reported	$0.21	$0.04	$0.45	$0.40
Effect of purchased businesses for the period prior to acquisition	0.16	0.06	0.35	0.36

Pro forma earnings per share-diluted	$0.37	$0.10	$0.80	$0.76

12. Commitments and Contingencies
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
     Litigation, Investigations and Audits — We are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any probable liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, annual results of operations or cash flows.
13. Supplemental Cash Flow Information
     Cash payments for interest were $3.8 million and $.9 million for the six months ended June 30, 2006 and 2005, respectively. Cash payments for income taxes were $10.7 million and $0 for the six months ended June 30, 2006 and 2005, respectively.

14. Related Party Transactions
     Management Fee Paid to Dean Foods — Prior to the Distribution, Dean Foods provided us with certain administrative services such as tax, treasury, human resources, risk management, legal, information technology, internal audit, accounting and reporting in return for a management fee. The management fee was based on budgeted annual expenses for Dean Foods’ corporate headquarters and allocated among Dean Foods’ segments. We paid Dean Foods a management fee of $1.5 million and $2.9 million in the three months and six months ended June 30, 2005, respectively. No management fees have been paid to Dean post-Distribution.
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
     Our soup and infant feeding business segment sells condensed and ready to serve soups, broths and gravies as well as infant baby cereals, fruits, vegetables, juices, meats, dinners and desserts. We sell our soups and gravies under private labels primarily to supermarkets and mass merchandisers. Infant feeding products are sold under the Nature’s Goodness® brand and offer a complete product line focused on the four steps of a baby’s development. The infant feeding products are sold to customers in grocery, and foodservice channels.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
		(In thousands)
Net sales to external customers:
Pickles	$98,291	$94,798	$172,432	$168,001
Non-Dairy Powdered Creamer	60,775	61,289	127,613	125,838
Soup and Infant Feeding	42,659	—	42,659	—
Other	30,393	28,921	62,138	57,544

Total	232,118	185,008	404,842	351,383

Operating income:
Pickles	12,877	13,354	24,710	23,621
Non-Dairy Powdered Creamer	11,226	9,614	24,385	20,816
Soup and Infant Feeding	4,355	—	4,355	—
Other	6,561	7,420	12,455	12,936

Segment adjusted gross margin	35,019	30,388	65,905	57,373
Other operating expenses	20,985	21,280	39,764	30,131

Operating income	$14,034	$9,108	$26,141	$27,242

     Geographic Information — During the six months ended June 30, 2006 and 2005, we had foreign sales of approximately 2.5% and 1% of consolidated net sales, respectively. We primarily export to South America and Canada.
     Major Customers — Our non-dairy powdered creamer segment and soup and infant feeding segment had one customer that represented greater than 10% of consolidated net sales during the first six months of 2006 and 2005. Approximately 14.4% and 11.5% of our consolidated net sales were to that customer. Our other food products segment had two customers that represented greater than 10% of our sales for the six months ended June 30, 2006 and 2005. Approximately 11.4% and 12.2% of our consolidated net sales were to those customers for 2006 and 2005, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Business Overview
     We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles, non-dairy powdered creamer and soup in the United States. We have three reportable segments of which the soup and infant feeding segment was added in the second quarter of 2006. We discuss the following segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: pickles, soup and infant feeding and non-dairy powdered creamer. We have designated our reportable segments based on how management views our business and on differences in manufacturing processes between product categories. The key performance indicators of our segments are sales dollars, gross profit and adjusted gross margin, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”) and commissions paid to independent brokers.
     Our current operations consist of the following:
•	Our pickles segment sells pickles, peppers, relishes and related products. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farmans®, Nalley’s®, Peter Piper® and Steinfeld™ that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names

•	Our soup and infant feeding business segment sells condensed and ready to serve soups, broths and gravies as well as infant baby cereals, fruits, vegetables, juices, meats, dinners and desserts. We sell our soups and gravies under private labels primarily to supermarkets and mass merchandisers. Infant feeding products are sold under the Nature’s Goodness® brand and offer a complete product line focused on the four steps of a baby’s development. The infant feeding products are sold to customers in grocery, mass and foodservice channels.

•	Our non-dairy powdered creamer segment sells non-dairy powdered creamer under private labels and under our proprietary Cremora® brand. Product offerings in this segment include private label products packaged for retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers.

•	We also sell a variety of aseptic and refrigerated products. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. We manufacture aseptic cheese sauces and puddings for sale primarily in the foodservice market. Our refrigerated products include Mocha Mix®, a non-dairy liquid creamer, Second Nature®, a liquid egg substitute, and salad dressings sold in foodservice channels.

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
Recent Developments
     Acquisition — On March 1, 2006 the Company entered into an Asset Purchase Agreement with the Del Monte Foods Company to acquire the assets of its soup and infant feeding businesses for $284.1 million including an adjustment for working capital. The transaction closed on April 24, 2006. The acquisition was funded by drawing down approximately $250 million under the Company’s $400 million unsecured revolving credit agreement and available cash. Management has performed a preliminary allocation of the purchase price, with $179.6 million allocated to tangible assets, $144.8 million allocated to intangible assets including goodwill, other assets of $1.1 million, and assumed liabilities of $41.4 million.
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
Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30
	2006		2005		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$232,118	100.0%	$185,008	100.0%	$404,842	100.0%	$351,383	100.0%
Cost of sales	183,595	79.1	144,544	78.1	315,929	78.0	273,075	77.7

Gross profit	48,523	20.9	40,464	21.9	88,913	22.0	78,308	22.3
Operating expenses:
Selling and distribution	18,847	8.1	16,675	9.0	32,897	8.1	30,780	8.8
General and administrative	14,797	6.4	5,662	3.1	28,566	7.1	9,239	2.6
Management fee paid to Dean Foods	—	—	1,470	.8	—	—	2,940	.8
Other operating expense, net	—	—	7,135	3.9	—	—	7,279	2.1
Amortization expense	845	.4	414	.2	1,309	.3	828	.2

Total operating expenses	34,489	14.9	31,356	17.0	62,772	15.5	51,066	14.5

Total operating income	$14,034	6.0%	$9,108	4.9%	$26,141	6.5%	$27,242	7.8%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Net Sales — Second quarter net sales increased approximately 25.5% to $232.1 million in 2006, compared to $185.0 million in the second quarter of 2005. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$98,291	$94,798	$3,493	3.7%
Non-dairy powdered creamer	60,775	61,289	(514)	(.8)%
Soup and infant feeding	42,659	—	42,659	—
Other	30,393	28,921	1,472	5.1%

Total	$232,118	$185,008	$47,110	25.5%

     The increase in sales is largely due to the acquisition of the soup and infant feeding business in the second quarter. The increase in sales of the pickles segment in the second quarter of 2006 was mainly the result of the acquisition of the Oxford Foods pickle book of business in the first quarter of 2006 as well as price increases taken during the first quarter of 2006. Sales prices were raised in response to increases in the cost of raw materials, commodities, packaging and natural gas. Pickle sales in the second quarter increased 3.7% to $98.3 million in 2006 versus $94.8 million in 2005. Increases in foodservice pickles, due to the Oxford Foods acquisition, were partially offset by declines in retail private label and branded pickle sales. Non-dairy powdered creamer sales decreased slightly to $60.8 million in the second quarter compared to $61.3 million in 2005, as price increases taken in the first quarter of 2006 were offset by unit volumes declines in retail private label sales. Net sales of other products increased 5.1% to $30.4 million in the second quarter of 2006 from $28.9 million in the second quarter of the prior year primarily due to increased sales of refrigerated dips.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; facility and equipment costs, including costs to operate and maintain our warehouses; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.1% in the second quarter of 2006 from 78.1% in the second quarter of 2005, primarily due to the acquisition of the soup and infant feeding business. Excluding the soup and infant feeding business cost of sales decreased from 78.1% in the second quarter of 2005 to 77.9% in the second quarter of 2006. Price increases taken in the first quarter of 2006 as well as cost reduction initiatives offset rising raw material costs, packaging and natural gas. We continue to experience increases in commodity costs such as corn syrup and sucrose compared to the second quarter of 2005. Our packaging costs increased in the second quarter due to higher energy costs which increased the cost of plastic containers and glass. See — “Results by Segment”.
     Operating Expenses — Our operating expenses increased $3.1 million to $34.5 million during the second quarter of 2006, compared to $31.4 million for the second quarter of 2005. Selling and distribution expenses increased $2.2 million or 13.0% in the second quarter of 2006 compared to the second quarter of 2005 due mainly to the acquisition of the soup and infant feeding business. Excluding the soup and infant feeding expenses our selling and distribution expenses decreased $.7 million or 4.3% to $16.0 million. Despite higher fuel prices, which we estimate added approximately $.9 million to distribution costs in the second quarter of 2006 compared to the prior year’s quarter, we were able to offset those increases with lower marketing expenditures and strategic initiatives that increased operating efficiencies and lowered our overall outbound freight costs. General and administrative expenses increased $9.1 million in the second quarter of 2006, primarily for the following reasons: (1) the adoption of SFAS 123(R), Share Based Payments, which increased operating expenses in the current quarter by $4.4 million, (2) hiring the TreeHouse management team and costs associated with becoming a publicly held company, which increased operating expense by $4.4 million from the prior year’s quarter, (3) costs associated with closing the Lajunta, Colorado facility totaled $1.0 million in the quarter. In the second quarter of 2005, a $1.4 million management fee was paid to Dean Foods. No management fees were paid to Dean Foods in the current year’s second quarter. Other operating expenses in the second quarter of 2005 recognized $2.3 million of income from the sale of our Cairo Georgia facility and the settlement of a high fructose corn syrup class action litigation, which were offset by $9.5 million of transaction expenses associated with the spin off of TreeHouse from Dean Foods.
     Operating Income — Operating income during the second quarter of 2006 was $14.0 million, an increase of $4.9 million, or 54.1%, from operating income of $9.1 million in the second quarter of 2005. Our operating margin was 6.0% in the second quarter of 2006 as compared to 4.9% in the prior year’s quarter.
     Income Taxes — Income tax expense was recorded at an effective rate of 38.8% in the second quarter of 2006 compared to 82.8% in the prior year’s quarter. The higher rate in 2005 was due to $9.5 million of Distribution expenses that were not deductible for income tax purposes. The effective tax rate in 2005 excluding this item was 38%. The higher effective rate in 2006 is primarily due to changes in the apportionment of income for state income tax purposes compared to previous estimates.

     Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 — Results by Segment
     Pickles —

	Three Months Ended June 30
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$98,291	100.0%	$94,798	100.0%
Cost of sales	78,802	80.2	75,146	79.3

Gross profit	19,489	19.8	19,652	20.7
Freight out and commissions	6,612	6.7	6,298	6.6

Adjusted gross margin	$12,877	13.1%	$13,354	14.1%

     Net sales in the pickles segment increased by $3.5 million, or 3.7%, in the second quarter of 2006 compared to the second quarter of 2005. The change in net sales from the second quarter of 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$94,798
Volume	(6,690)	(7.0)%
Acquisitions	6,777	7.1
Pricing	3,406	3.6

2006 Net sales	$98,291	3.7%

     The increase in net sales from 2005 to 2006 resulted primarily from the acquisition of the Oxford Foods foodservice business in the second quarter of 2006. Price increases were taken in all distribution channels during the first quarter of 2006 due to rising raw materials, packaging and natural gas. Sales volumes before the acquisition declined 7.0% in the quarter compared to a year ago primarily in the retail and foodservice (excluding Oxford) pickle category. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 4.0% compared to the second quarter of the prior year.
     Cost of sales as a percentage of net sales increased from 79.3% in 2005 to 80.2% in 2006 primarily as a result of the increases in raw materials, packaging and natural gas during the quarter and the higher cost of inventory acquired with the Oxford book of business. We have implemented several cost reduction initiatives in an attempt to offset these increases. Significant cost increases in the quarter include (1) a 3% increase in glass packaging costs due in part to rising natural gas prices; (2) a 5% increase in plastic container costs due to rising resin costs; (3) a 27% increase in sweeteners, and (4) a 7% increase in natural gas.
     Freight out and commissions paid to independent brokers increased $.3 million or 5.0%, to $6.6 million in the second quarter of 2006 compared to $6.3 million in 2005 primarily as a result of increased fuel surcharges on outbound freight to our customers. We have initiated cost reduction programs in an attempt to offset the freight expense.
     Soup and infant feeding —

	Three Months Ended June 30
	2006
	Dollars	Percent
	(Dollars in thousands)
Net sales	$42,659	100.0%
Cost of sales	35,920	84.2

Gross profit	6,739	15.8
Freight out and commissions	2,384	5.6

Adjusted gross margin	$4,355	10.2%

     Net sales in the quarter for soup and infant feeding includes the period from April 24, 2006, the date of acquisition, through June 30, 2006. Revenues in 2006 grew 13.5% primarily due to additional revenues under co-pack arrangements. Excluding co-pack, revenues rose $.9 million or 2.4% in 2006 from 2005. The increase was due to strong infant feeding sales.
     Adjusted gross margins in the current quarter decreased by 3.8% from last year due to the sales generated from very low margin co-pack arrangements. Excluding co-pack sales margins would have been 18.7%, with lower margins in 2006 attributable to higher freight costs.

     Non-dairy powdered creamer —

	Three Months Ended June 30
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$60,775	100.0%	$61,289	100.0%
Cost of sales	46,463	76.5	48,795	79.6

Gross profit	14,312	23.5	12,494	20.4
Freight out and commissions	3,086	5.0	2,880	4.7

Adjusted gross margin	$11,226	18.5%	$9,614	15.7%

     Net sales in the non-dairy powdered creamer segment decreased by $.5 million, or ..8%, in the second quarter of 2006 compared to the prior year. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$61,289
Volume	(3,379)	(5.5)%
Pricing	2,865	4.7

2006 Net sales	$60,775	(0.8)%

     Sales volumes were down during the second quarter of 2006 due to increased retail branded promotional spending from our competitors as well as soft industrial/bulk sales. According to Information Resources, Inc. retail sales of shelf stable creamer decreased 4.3% in the quarter versus the second quarter of the prior year.
     Cost of sales as a percentage of net sales decreased from 79.6% in the second quarter of 2005 to 76.5% in 2006, as sales price increases taken in the quarter offset increases in raw material, packaging and natural gas costs. Increases in raw material costs included a 20% increase in corn syrup and sweeteners, partially offset by a 4% decrease in soybean oil and a 8% decrease in casein in the second quarter of 2006 compared to the second quarter of 2005. Packaging cost increases include an 4% increase on plastic offset somewhat by a 10% decrease in PET containers. Natural gas increased 7% in the second quarter of 2006 compared to the prior year’s quarter.
     Freight out and commissions paid to independent brokers increased to $3.1 million in 2006 compared to $2.9 million in 2005 primarily as a result of increased fuel surcharges on outbound distribution to our customers. We have implemented strategic initiatives in an attempt to offset those in fuel costs.
     First Six Months of 2006 Compared to First Six Months of 2005
     Net Sales —Net sales increased approximately 15.2% to $404.8 million in the first six months of 2006, compared to $351.4 million in the first six months of 2005. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$172,432	$168,001	$4,431	2.6%
Non-dairy powder creamer	127,613	125,838	1,775	1.4%
Soup and infant feeding	42,659	—	42,659	—
Other	62,138	57,544	4,594	8.0%

Total	$404,842	$351,383	$53,459	15.2%

     Sales increased in the first six months of 2006 largely due to the acquisition of the soup and infant feeding business. Net sales in the pickles segment increased 2.6% to $172.4 million in the first six months of 2006 from $168.0 million in the first six months of the prior year primarily due to the acquisition of Oxford Foods in the first quarter of 2006. Sales in the non-dairy powdered creamer segment increased 1.4% as a result of increased prices in response to rising input costs and increased volumes in our retail and industrial channels. Net sales of other products increased 8.0% to $62.1 million in the first six months of 2006 from $57.5 million in the first six months of the prior year primarily due to increased sales of refrigerated dips.

     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; facility and equipment costs, including costs to operate and maintain our warehouses; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 78.0% in the first six months of 2006 from 77.7% in the first six months of 2005, primarily due to the acquisition of the soup and infant feeding business. Excluding the soup and infant feeding business cost of sales decreased from 77.7% in the first six months of 2005 to 77.3% in the first six months of 2006. Price increases taken in the first quarter of 2006 as well as cost reduction initiatives offset rising raw material costs, packaging and natural gas. Higher fuel and energy costs also negatively impacted cost of sales. We continue to experience increases in commodity costs such as corn syrup and sucrose compared to the first six months of 2005. See — “Results by Segment”.
     Operating Expenses — Our operating expenses increased to $62.8 million during the first six months of 2006 compared to $51.1 million in 2005. Selling and distribution expenses increased $2.1 million or 6.9% in the first six months of 2006 compared to the first six months of 2005 due mainly to the acquisition of the soup and infant feeding business. Excluding the soup and infant feeding expenses our selling and distribution expenses decreased $0.9 million to $29.9 million. Despite higher fuel prices, which we estimate added approximately $1.7 million to distribution costs in the first six months of 2006 compared to the prior year’s period, we were able to offset those increases with strategic initiatives that increased operating efficiencies and lowered our overall outbound freight costs. General and administrative expenses increased $19.3 million in the first six months of 2006, primarily for the following reasons: (1) the adoption of SFAS 123(R), Share Based Payments, which increased operating expenses in the first six months by $9.2 million, (2) hiring the TreeHouse management team and costs associated with becoming a publicly held company, which increased operating expense by $5.7 million from the prior year’s period, and (3) $2.0 million of costs associated with closing our LaJunta. Colorado facilities. In the first six months of 2005, a $2.9 million management fee was paid to Dean Foods. No management fees were paid to Dean Foods in the first six months of 2006. Other operating expenses in the first six months of 2005 recognized $2.3 million of income from the sale of our Cairo Georgia facility and the settlement of a high fructose corn syrup class action litigation, which were offset by $9.5 million of transaction expenses associated with the spin off of TreeHouse from Dean Foods.
     Operating Income — Operating income during the first six months of 2006 was $26.1 million, a decrease of $1.1 million, or 4.0% from operating income of $27.2 million in the first six months of 2005 as a result of the increased general and administrative expenses. Our operating margin was 6.5% in the first six months of 2006 as compared to 7.8% in the prior year.
     Income Taxes— Income tax expense was recorded at an effective rate of 38.4% for the first six months of 2006 compared to 52.1% in the prior year. The non-deductibility of the Distribution expenses for tax purposes in 2005 caused the large increase in effective tax rate compared to 2006. Our effective tax rate varies based on the relative earnings of our business units.
     Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 — Results by Segment
     Pickles —

	Six Months Ended June 30
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$172,432	100.0%	$168,001	100.0%
Cost of sales	136,404	79.1	133,259	79.3

Gross profit	36,028	20.9	34,742	20.7
Freight out and commissions	11,318	6.6	11,121	6.6

Adjusted gross margin	$24,710	14.3%	$23,621	14.1%

     Net sales in the pickles segment increased by $4.4 million, or 2.6% in the first six months of 2006 compared to 2005. The change in net sales from the first six months of 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$168,001
Volume	(11,142)	(6.6)%
Acquisitions	9,717	5.7
Pricing	5,856	3.5

2006 Net sales	$172,432	2.6%

     The increase in net sales from 2005 to 2006 resulted primarily from the acquisition of the Oxford Foods foodservice business in the first quarter of 2006. Price increases were taken in all distribution channels during the first quarter of 2006 due to rising raw materials, packaging and natural gas. Sales volumes before the acquisition declined 6.6% in the first six months of 2006 compared to a year ago primarily in the retail and foodservice (excluding Oxford) pickle category. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 7.2% compared to the first six months of the prior year.

     Cost of sales as a percentage of net sales decreased from 79.3% in 2005 to 79.1% in 2006 primarily as a result of sales price increases, which offset increases in raw materials, packaging and natural gas during the first six months. We have implemented several cost reduction initiatives in a effort to offset these increase increases. Significant cost increases in the first six months include (1) a 4% increase in glass packaging costs due in part to rising natural gas prices; (2) a 13% increase in plastic container costs due to rising resin costs; (3) a 21% increase in corn syrup and sweeteners, and (4) a 25% increase in natural gas.
     Freight out and commissions paid to independent brokers increased $.2 million or 1.8%, to $11.3 million in the first six months of 2006 compared to $11.1 million in 2005 primarily as a result of increased fuel surcharges on outbound freight to our customers. We initiated several cost reduction programs, which have helped offset the freight expense.
     Non-dairy powdered creamer —

	Six Months Ended June 30
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$127,613	100.0%	$125,838	100.0%
Cost of sales	96,888	75.9	98,934	78.6

Gross profit	30,725	24.1	26,904	21.4
Freight out and commissions	6,340	5.0	6,088	4.9

Adjusted gross margin	$24,385	19.1%	$20,816	16.5%

     Net sales in the non-dairy powdered creamer segment increased by $1.8 million, or 1.4%, in the first six months of 2006 compared to the prior year. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$125,838
Volume	(3,607)	(2.9)%
Pricing	5,382	4.3

2006 Net sales	$127,613	1.4%

     Sales volumes were down during the first six months of 2006 due to increased retail branded promotional spending from our competitors. According to Information Resources, Inc. retail sales of shelf stable creamer decreased 7.0% in the first six months of 2006 versus the prior year.
     Cost of sales as a percentage of net sales decreased from 78.6% in the first six months of 2005 to 75.9% in 2006, as sales price increases taken in the first six months offset increases in raw material, packaging and natural gas costs. Increases in raw material costs included a 4% increase in casein, and a 17% increase in corn syrup and sweeteners, partially offset by a 6% decrease in soybean oil in the first six months of 2006 compared to the first six months of 2005. Packaging cost increases include an 8% increase on plastic and PET containers. Natural gas increased 25% in the first six months of 2006 compared to the prior year’s six months.
     Freight out and commissions paid to independent brokers increased to $6.3 million in 2006 compared to $6.1 million in 2005 primarily as a result of increased fuel surcharges on outbound distribution to our customers. We have implemented strategic initiatives in an attempt to offset those in fuel costs.
Liquidity and Capital Resources
     Historical Cash Flow
     We have generated and expect to continue to generate positive cash flow from operations.
     When we were part of Dean Foods, our cash was swept regularly by Dean Foods. Dean Foods also funded our operating and investing activities as needed. Dean Foods did not allocate the interest expense related to segments. Therefore, the interest expense reflected in our Consolidated Financial Statements, for the periods prior to the Distribution, relates only to our capital leases. Subsequent to the Distribution, interest expense relates to capital leases and our new line of credit.

	Six Months Ended
	June 30
	2006	2005
	(In thousands)
Cash provided by operating activities	$40,681	$43,836
Capital spending	$4,387	$7,736

     Net cash provided by operating activities decreased by $3.2 million for the first six months of 2006 compared to 2005, due to:
•	An increase in net income excluding non-cash items such as depreciation, amortization and stock-based compensation increased cash by $10.8 million.

•	An increase in net working capital decreased cash provided from operating activities by $11.6 million. An increase in accounts receivable and inventories was offset by an increase in accounts payable.

•	A decrease in cash provided by discontinued operations of $2.4 million.
     Net cash used in investing activities was $299.0 million in the first six months of 2006 compared to $7.7 million in the first six months of 2005, an increase of $291.3 million primarily due to the acquisition of the Oxford Foods pickle book of business for $11.0 million in February 2006 and the acquisition of the soup and infant feeding business for $284.1 million.
     Current Debt Obligations
     At June 30, 2006 we had $248.3 million in borrowings under our revolving credit facility and $6.4 million of capital leases. In addition, at June 30, 2006 there were $1.4 million in letters of credit under the revolver that were issued but undrawn.
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
     We expect to contribute approximately $3.2 million to the pension plans and approximately $425,000 to the postretirement health plans in 2006, of which approximately $1.5 million was paid in the six month period ended June 30, 2006.
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
Future Capital Requirements
     During 2006, we intend to invest a total of approximately $22.0 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount
(In thousands)
Pickles	$7,500
Non-Dairy Powdered Creamer	5,000
Soup and Infant Feeding	6,000
Other	3,500

Total	$22,000

     In 2006, we expect cash interest to be approximately $11.8 million based on anticipated debt levels including the acquisition of the Del Monte Food Company’s soup and infant feeding business, which closed on April 24, 2006. Cash taxes are expected to be approximately $19.6 million. As of August 8, 2006, $150 million was available for future borrowings under our line of credit.

Known Trends and Uncertainties
     Prices of Raw Materials
     We were adversely affected by rising input costs during 2005 and the first six months of 2006, and we expect our financial results to continue to be adversely affected by high input costs throughout 2006.
     Many of the raw materials that we use in our products rose to unusually high levels during 2005 and continued at high levels in the first half of 2006, including soybean oil, casein, corn syrup and packaging materials. High fuel costs are also having a negative impact on our results. Prices for many of these raw materials and packaging materials are expected to remain high and in some cases may increase during the remainder of 2006. For competitive reasons, we may not be able to pass along increases in raw materials and other input costs as we incur them. Therefore, the current raw materials environment may continue to adversely affect our financial results in 2006.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Fuel Cost
     Fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Forward purchase contracts for approximately one half of our expected requirements for the year are used to minimize our exposure to fuel costs at our plants.
Interest Rate Fluctuations
     We do not utilize financial instruments for trading purposes or hold derivative financial instruments, which could expose us to significant market risk. In addition, all of our foreign sales are transacted in U.S. dollars. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility entered into in connection with the Distribution, which is tied to variable market rates. Based on our outstanding debt balance as of June 30, 2006, each 1% rise in our interest rate would increase our interest expense by approximately $2.5 million annually.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, these disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
     In the second quarter of 2006, we acquired the soup and infant feeding business from the Del Monte Food Company. In connection with a transition services agreement entered into in connection with the purchase, certain administrative services are being provided by Del Monte, however, we believe the services involved are being provided in a manner, which will not have a material affect on our internal control, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois
     We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company) as of June 30, 2006, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2006 and 2005 and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Chicago, Illinois
August 14, 2006

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
Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of security holders at TreeHouse Foods’ Annual Meeting of Shareholders held on April 21, 2006.
Election of Directors

Nominee	For	Withheld

Frank J. O’Connell	26,394,808	1,434,244
Terdema L. Ussery, II	26,394,554	1,434,498
The two directors listed above were elected to a three-year term expiring in 2009.
Description of Proposals
     Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company to serve for the fiscal year 2006.

	For	Against	Abstain

Votes	27,810,043	11,857	7,152
Item 6. Exhibits
10.18	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan Dennis F. Riordan
Senior Vice President and Chief Financial Officer
August 14, 2006