Form 10-Q/A
period 2006-06-30
TreeHouse Foods, Inc.
filed 2006-11-14
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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
Two Westbrook Corporate Center
Suite 1070
Westchester, IL 60154
(708) 483-1300
(Address, including zip code, and telephone number, including area code of the registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 8, 2006 there were 31,202,473 shares of Common Stock, par value $0.01 per share, outstanding.

Explanatory Note
TreeHouse Foods, Inc. (“the Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2006 (“Original Filing”), to amend Part I Financial Information – Item 1 “Financial Statements,” and Item 4 “Controls and Procedures.” This Amendment restates the Company’s condensed consolidated balance sheet as of June 30, 2006 to reclassify the Company’s revolving credit agreement as a non-current liability. The following items have been amended as a result of the restatement:
(i). Part I, Item 1, “Financial Statements,” has been revised to correct the classification of our revolving credit agreement in our condensed consolidated balance sheet as of June 30, 2006;

(ii). Part I, Item 4, “Controls and Procedures,” has been revised to disclose certain matters identified in connection with our disclosure controls and procedures as of June 30, 2006.
Additionally, Item 6. of Part II, Exhibits, of this Amendment has been revised to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. Investors should rely on the restated financial statements for the quarter ended June 30, 2006, and, as the Company, previously reported on Form 8-K on November 9, 2006, should not rely on the Company’s previously issued consolidated financial statements for such reporting period.
This Amendment only relates to the Consolidated Financial Statements. This Amendment does not reflect events occurring after the Original Filing or otherwise modify or update the disclosure contained therein in any way except as expressly indicated above. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing.
Table of Contents

Page
Part I — Financial Information

Item 1 — Financial Statements	3

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 — Controls and Procedures	25

Part II — Other Information

Item 1 — Legal Proceedings	28

Item 1A — Risk Factors	28

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4 — Submission of Matters to a Vote of Security Holders	28

Item 6 — Exhibits	28

Awareness Letter
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2006	December 31,
	(As restated)	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4	$8,001
Receivables, net	56,165	34,636
Inventories	195,417	114,562
Deferred income taxes	2,452	2,569
Prepaid expenses and other current assets	5,835	4,922
Assets of discontinued operations	1,970	1,970

Total current assets	261,843	166,660
Property, plant and equipment, net	214,501	117,438
Goodwill	402,043	293,374
Identifiable intangible and other assets	73,696	32,225

Total	$952,083	$609,697

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$94,918	$61,457
Current portion of long-term debt	497	321
Liabilities of discontinued operations	50	93

Total current liabilities	95,465	61,871
Long-term debt	257,463	6,144
Deferred income taxes	8,406	9,421
Other long-term liabilities	52,649	18,906
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued Common stock, par value $.01 per share, 40,000,000 shares authorized, 31,202,473 and 31,087,773 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	312	311
Additional paid-in capital	526,822	516,071
Retained earnings (accumulated deficit)	13,245	(748)
Accumulated other comprehensive loss	(2,279)	(2,279)

Total stockholders’ equity	538,100	513,355

Total	$952,083	$609,697

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
Changes in operating assets and liabilities, net of impact of acquisitions:
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
3. Discontinued Operations
     On September 7, 2004, we announced our decision to exit our nutritional beverages business. Our decision to exit this line of business resulted from significant declines in volume, which we believed could not be replaced. In accordance with generally accepted accounting principles, our financial statements reflect our former nutritional beverages business as discontinued operations. The property and equipment was written down in 2004 to its estimated fair value of $1.0 million and held for sale at June 30, 2006.
     Net sales and income (loss) before taxes generated by our nutritional beverages business were as follows:

	Six Months Ended
	June 30
	2006	2005
	(In thousands)
Net sales	$(6)	$99
Loss before tax	$(21)	$(951)
4. Facility Closing and Reorganization Costs
     Facility Closing and Reorganization Costs — We recorded facility closing costs of $1.0 million in the three months ended June 30, 2006 and $2.0 million in the six months ended June 30, 2006 related to the closing of the La Junta, Colorado pickle manufacturing facility and distribution center. In addition, the La Junta, Colorado property and equipment, which was written down to its estimated fair value of $1.6 million in the fourth quarter of 2005, was being held for sale as of June 30, 2006. Subsequently, on July 10, 2006 the distribution center was sold for $2.0 million. Facility closing and reorganization costs are recorded as General and Administrative expense in the condensed consolidated statement of income.
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

     Intangible assets acquired in the six months ended June 30, 2006 are customer related intangibles acquired in the pickle segment in February 2006 and the trademarks, customer lists and transition services agreement with Del Monte Foods Company resulting from the acquisition of the soup and infant feeding business in April 2006. The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Customer related intangibles are estimated to have a useful life of fifteen years and are being amortized over a fifteen year period on a straight line basis. Other intangibles relate to favorable terms on the transition services agreement with Del Monte Foods Company, which is being amortized on a straight line basis over the nine month term of the agreement. The company is in the process of finalizing the fair value and useful lives of these assets and as a result the amortization expense is subject to revision.
     Amortization expense on intangible assets for the three months ended June 30, 2006 and 2005 was $845,000 and $414,000, respectively and $1.3 million and $828,000 in the six months ended June 30, 2006 and 2005 respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$3.8 million
2008	$3.7 million
2009	$3.5 million
2010	$3.5 million
2011	$2.2 million
7. Long-Term Debt

	June 30, 2006
	(As restated)	December 31, 2005
	Amount	Amount
	Outstanding	Outstanding
	(In thousands)
Revolving credit facility	$248,300	$—
Capital lease obligations and other	9,660	6,465

	257,960	6,465
Less current portion	497	321

Total	$257,463	$6,144

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
     Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. For all periods prior to June 30, 2005, basic earnings per share are computed using our shares outstanding as of the date of the completion of the Distribution. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options. Certain of the Company’s stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive, but these options could be dilutive in the future. The restricted stock and restricted stock unit awards are subject to market conditions for vesting which were not met as of June 30, 2006, so these awards are also excluded from the diluted earnings per share calculation.
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
     The purchase price (subject to finalization of an adjustment for working capital) paid for the soup and infant feeding business by TreeHouse was $284.1 million, which includes acquisition related costs of $5.2 million. In addition TreeHouse assumed postretirement, vacation pay and lease, and other liabilities of $41.4 million. The acquisition was financed through $250 million of borrowings under our existing $400 million credit facility and available cash balances.
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

Earnings per share – basic
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
16. Restatement
     Subsequent to the issuance of its condensed consolidated financial statements for the period ended June 30, 2006, the Company determined that $248,300 of borrowings under the Company’s revolving credit facility should be reclassified from current liabilities to long-term debt. As a result, the accompanying condensed consolidated balance sheet as of June 30, 2006 has been restated from the amounts previously reported. This restatement has no impact on the Company’s results of operations or net cash flows from operating, investing and financing activities for the three or sixth month periods ended June 30, 2006. A summary of the effects of the restatement is as follows:

	June 30, 2006
	As Previously
	Reported	As Restated
Current portion of long-term debt	$248,797	$497
Total current liabilities	343,765	95,465
Long term debt	9,163	257,463
     This conclusion was reported in a Current Report on Form 8-K filed November 9, 2006.
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

     Operating Expenses — Our operating expenses increased $3.1 million to $34.5 million during during the second quarter of 2006, compared to $31.4 million for the second quarter of 2005. Selling and distribution expenses increased $2.2 million or 13.0% in the second quarter of 2006 compared to the second quarter of 2005 due mainly to the acquisition of the soup and infant feeding business. Excluding the soup and infant feeding expenses our selling and distribution expenses decreased $.7 million or 4.3% to $16.0 million. Despite higher fuel prices, which we estimate added approximately $.9 million to distribution costs in the second quarter of 2006 compared to the prior year’s quarter, we were able to offset those increases with lower marketing expenditures and strategic initiatives that increased operating efficiencies and lowered our overall outbound freight costs. General and administrative expenses increased $9.1 million in the second quarter of 2006, primarily for the following reasons: (1) the adoption of SFAS 123(R), Share Based Payments, which increased operating expenses in the current quarter by $4.4 million, (2) hiring the TreeHouse management team and costs associated with becoming a publicly held company, which increased operating expense by $4.4 million from the prior year’s quarter, (3) costs associated with closing the Lajunta, Colorado facility totaled $1.0 million in the quarter. In the second quarter of 2005, a $1.4 million management fee was paid to Dean Foods. No management fees were paid to Dean Foods in the current year’s second quarter. Other operating expenses in the second quarter of 2005 recognized $2.3 million of income from the sale of our Cairo Georgia facility and the settlement of a high fructose corn syrup class action litigation, which were offset by $9.5 million of transaction expenses associated with the spin off of TreeHouse from Dean Foods.
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

     Net sales in the non-dairy powdered creamer segment decreased by $.5 million, or .8%, in the second quarter of 2006 compared to the prior year. The change in net sales from 2005 to 2006 was due to the following:

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
     Current Debt Obligations
     At June 30, 2006 we had $248.3 million in borrowings under our revolving credit facility and $9.7 million of capital leases. In addition, at June 30, 2006 there were $1.4 million in letters of credit under the revolver that were issued but undrawn.
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

Forward Looking Statements
     From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q/A, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.
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
     In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q/A, as well as in our Current Reports on Form 8-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Fuel Cost
     Fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Forward purchase contracts for approximately one half our expected requirements for the year are used to minimize our exposure to fuel costs at our plants.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer ,of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer previously concluded that as of June 30, 2006, these disclosure controls and procedures were effective.
Subsequently, the Company determined on November 9, 2006 that it would restate its June 30, 2006 condensed consolidated balance sheet to reclassify $248,300 of borrowings under the Company’s revolving credit facility from current liabilities, as previously reported, to long-term debt. Consequently, the Company has reflected this change through the restatement of its consolidated financial statements for the quarter ended June 30, 2006, as presented in this Quarterly Report on Form 10-Q/A. This restatement has no impact on the Company’s results of operations or net cash flows from operating, investing and financing activities for the three or sixth month periods ended June 30, 2006.

The Company’s Chief Executive Officer and Chief Financial Officer have reassessed our disclosure controls and procedures for this Quarterly Report on Form 10-Q/A. Based on the reassessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures remain effective, as of June 30, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have determined that the issues associated with the classification of borrowings under the Company’s revolving credit agreement were based on an understanding of the relevant facts and a discussion of the issues surrounding debt classification.
The reclassification resulted from a reexamination of the classification in preparation of the consolidated financial statements for the third quarter ended September 30, 2006. This reexamination of the classification has resulted in the Company now concluding that the appropriate classification of borrowings under the Company’s revolving credit agreement is that presented in this Quarterly Report on Form 10-Q/A. The judgments used in making these determinations were made in good faith and were not the product of any deficiency in the Company’s controls and procedures.
This Amendment only relates to the Condensed Consolidated Financial Statements. The previously issued Management’s Discussion and Analysis in the Original Filing is unchanged. This Amendment does not reflect events occurring after the Original Filing or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing.
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
     As discussed in Note 16 to the condensed consolidated interim financial statements, the Company has restated its condensed consolidated balance sheet as of June 30, 2006.
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
DELOITTE & TOUCHE LLP
Chicago, Illinois
August 14, 2006 (November 13, 2006 as to the effects of the restatement discussed in Note 16)

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
Item 1A. Risk Factors
     Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q/A and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of security holders at TreeHouse Foods’ Annual Meeting of Shareholders held on April 21, 2006.
Election of Directors

Nominee	For	Withheld
Frank J. O’Connell	26,394,808	1,434,244
Terdema L. Ussery, II	26,394,554	1,434,498
The two directors listed above were elected to a three-year term expiring in 2009.
     Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company to serve for the fiscal year 2006.

	For	Against	Abstain
Votes	27,810,043	11,857	7,152
Item 6. Exhibits

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan

Dennis F. Riordan
Senior Vice President and Chief Financial Officer
November 14, 2006