Form 10-Q
period 2006-09-30
TreeHouse Foods, Inc.
filed 2006-11-14
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from      to
Commission File Number 001-32504
TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2311383 (I.R.S. employer identification no.)
Two Westbrook Corporate Center
Suite 1070
Westchester, IL 60154
(708) 483-1300
(Address, including zip code, and telephone number, including area code of the registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 6, 2006 there were 31,202,473 shares of Common Stock, par value $0.01 per share, outstanding.

Table of Contents

Page
Part I — Financial Information

Item 1 — Financial Statements	3

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 — Controls and Procedures	27

Part II — Other Information

Item 1 — Legal Proceedings	29

Item 1A — Risk Factors	29

Item 6 — Exhibits	29
Amendment No. 1 to Credit Agreement
Note Purchase Agreement
Letter regarding Unaudited Interim Financial Information
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4	$8,001
Receivables, net	54,715	34,636
Inventories	238,895	114,562
Deferred income taxes	2,682	2,569
Prepaid expenses and other current assets	8,674	4,922
Assets of discontinued operations	1,822	1,970

Total current assets	306,792	166,660
Property, plant and equipment, net	210,813	117,438
Goodwill	394,302	293,374
Identifiable intangible and other assets	71,567	32,225

Total	$983,474	$609,697

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$100,276	$61,457
Current portion of long-term debt	544	321
Liabilities of discontinued operations	—	93

Total current liabilities	100,820	61,871
Long-term debt	270,169	6,144
Deferred income taxes	8,922	9,421
Other long-term liabilities	53,008	18,906
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $.01 per share, 40,000,000 shares authorized, 31,202,473 and 31,087,773 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	312	311
Additional paid-in capital	532,134	516,071
Retained earnings (accumulated deficit)	21,503	(748)
Accumulated other comprehensive loss	(3,394)	(2,279)

Total stockholders’ equity	550,555	513,355

Total	$983,474	$609,697

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Unaudited)		(Unudited)
Net sales	$251,684	$171,872	$656,526	$523,255
Cost of sales	197,494	137,596	513,423	410,671

Gross profit	54,190	34,276	143,103	112,584
Operating expenses:
Selling and distribution	20,183	14,256	53,080	45,036
General and administrative	16,469	10,513	43,078	19,752
Management fee paid to Dean Foods	—	—	—	2,940
Other operating (income) expense, net	(712)	(317)	1,245	6,962
Amortization expense	966	452	2,275	1,280

Total operating expenses	36,906	24,904	99,678	75,970

Operating income	17,284	9,372	43,425	36,614
Other (income) expense:
Interest expense, net	4,462	403	7,875	768
Other income, net	—	—	—	(66)

Total other (income) expense	4,462	403	7,875	702

Income from continuing operations before income taxes	12,822	8,969	35,550	35,912
Income taxes	4,554	4,016	13,276	18,040

Income from continuing operations	8,268	4,953	22,274	17,872
Loss from discontinued operations, net of tax	(10)	(53)	(23)	(648)

Net income	$8,258	$4,900	$22,251	$17,224

Weighted average common shares:
Basic	31,202	30,833	31,145	30,812
Diluted	31,277	31,075	31,234	31,095
Basic earnings per common share:
Income from continuing operations	$.26	$.16	$.71	$.58
Loss from discontinued operations, net of tax	—	—	—	(.02)

Net income	$.26	$.16	$.71	$.56

Diluted earnings per common share:
Income from continuing operations	$.26	$.16	$.71	$.57
Loss from discontinued operations, net of tax	—	—	—	(.02)

Net income	$.26	$.16	$.71	$.55

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$22,251	$17,224
Loss from discontinued operations	23	648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,018	12,688
Stock-based compensation	13,995	4,804
(Gain) loss on disposition of assets	(960)	27
Deferred income taxes	61	1,434
Other non-cash items	14	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(18,817)	(229)
Inventories	(46,349)	(21,345)
Prepaid expenses and other assets	(1,424)	(3,529)
Accounts payable and accrued expenses	37,340	14,900

Net cash provided by continuing operations	24,152	26,622
Net cash provided by discontinued operations	32	2,014

Net cash provided by operating activities	24,184	28,636
Cash flows from investing activities:
Additions to property, plant and equipment	(7,346)	(11,067)
Cash outflows for acquisitions	(287,689)	—
Proceeds from sale of assets	2,311	14

Net cash used in continuing operations	(292,724)	(11,053)
Net cash used in discontinued operations	—	—

Net cash used in investing activities	(292,724)	(11,053)
Cash flows from financing activities:
Proceeds from issuance of debt	350,000	33,672
Payment of debt	(89,299)	(19,275)
Payments of deferred financing costs	(2,265)	(808)
Proceeds from stock option exercises	1,482	2,527
Tax benefit from stock options exercised	625	2,283
Net cash activity with Dean Foods	—	(33,531)

Net cash (used in) provided by continuing operations	260,543	(15,132)
Net cash (used in) provided by discontinued operations	—	—

Net cash (used in) provided by financing activities	260,543	(15,132)

Increase (decrease) in cash and cash equivalents	(7,997)	2,451
Cash and cash equivalents, beginning of period	8,001	165

Cash and cash equivalents, end of period	$4	$2,616

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2006
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
2. Significant Accounting Policies
     Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. As permitted, certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended September 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2006.
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
     Stock-Based Compensation (Post-Distribution) — Effective July 1, 2005, we have adopted the requirements of SFAS 123(R) “Share-Based Payment”. This statement requires that compensation paid with equity instruments be measured at grant-date fair value and that the resulting expense be recognized over the relevant service period. Prior to the quarter beginning July 1, 2005, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As such, no compensation expense was recognized prior to the quarter beginning July 1, 2005 as stock options were granted at exercise prices that were at or above market value at the grant date. The pro forma effect of compensation expense for periods prior to July 1, 2005 is not material.
     Income Taxes — Prior to the Distribution we were included in Dean Foods’ consolidated income tax returns and we did not file separate federal tax returns. Our income taxes were determined and recorded in our Consolidated Financial Statements as if we were filing a separate return for federal income tax purposes.
     Recent Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of this accounting standard did not have a material impact on our Condensed Consolidated Financial Statements.
     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is effective for nonmonetary exchanges occurring in years beginning after June 15, 2005. SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. The adoption of this accounting standard did not have a material impact on our Condensed Consolidated Financial Statements.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. The adoption of this accounting standard did not have a material impact on the consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 requires the recognition in financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this interpretation will have on our financial statements.
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently assessing the impact SFAS 158 will have on our financial statements.
     In September 2006, the FASB issued SFAS 157 “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial statements.
3. Discontinued Operations
     On September 7, 2004, we announced our decision to exit our nutritional beverages business. Our decision to exit this line of business resulted from significant declines in volume, which we believed could not be replaced. In accordance with generally accepted accounting principles, our financial statements reflect our former nutritional beverages business as discontinued operations. The property and equipment was written down in 2004 to its estimated fair value of $1.0 million. A portion of the property held for sale was sold in the quarter ended September 30, 2006 for approximately book value. The remaining property and equipment is classified as assets held for sale in discontinued operations as of September 30, 2006.
     Net sales and income (loss) before taxes generated by our nutritional beverages business were as follows:

	Nine Months Ended
	September 30
	2006	2005
	(In thousands)
Net sales	$(9)	$98
Loss before tax	$(37)	$(1,049)
4. Facility Closing and Reorganization Costs
     Facility Closing and Reorganization Costs — We recorded facility closing costs of $.5 million in the three months ended September 30, 2006 and $2.5 million in the nine months ended September 30, 2006 related to the closing of the La Junta, Colorado pickle manufacturing facility and distribution center. The La Junta, Colorado property and equipment was written down to its estimated fair value of $1.6 million in the fourth quarter of 2005. On July 10, 2006 the distribution center was sold for $2.0 million, which resulted in a gain of $1.2 million. The manufacturing facility was being held for sale as of September 30, 2006. Facility closing and reorganization costs and the gain or loss on the disposition of these assets are recorded as “Other operating (income) expense, net” in our Condensed Consolidated Statements of Income.

     Activity with respect to these liabilities for 2006 is summarized below:

(In thousands)
Accrued charges at December 31, 2005	$434
Payments	(2,778)
Provision for the nine months ended September 30, 2006	2,471

Accrued charges at September 30, 2006	$127

     The accrued charges at September 30, 2006 are for employee severance and maintaining the closed facility in a saleable condition. Future costs related to the facility closing are expected to be $.1 million in 2006 and $.3 million in 2007.
5. Inventories

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw materials and supplies	$64,434	$37,521
Finished goods	183,390	83,280
LIFO Reserve	(8,929)	(6,239)

Total	$238,895	$114,562

     Approximately $106.8 million and $88.8 million of our inventory was accounted for under the LIFO method of accounting at September 30, 2006 and December 31, 2005, respectively.
6. Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

			Soup & Infant
	Pickles	Powder	Feeding	Other	Total
	(In thousands)
Balance at December 31, 2005	$34,031	$185,785	$—	$73,558	$293,374
Goodwill from acquisition	—	—	100,928	—	100,928

Balance at September 30, 2006	$34,031	$185,785	$100,928	$73,558	$394,302

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$30,800	$—	$30,800	$22,800	$—	$22,800
Intangible assets with finite lives:
Customer-related	44,722	(7,747)	36,975	11,846	(5,658)	6,188

Total	$75,522	$(7,747)	$67,775	$34,646	$(5,658)	$28,988

     Intangible assets acquired in the nine months ended September 30, 2006 are customer related intangibles acquired in the pickle segment in February 2006 and the trademarks, customer lists and transition services agreement with Del Monte Foods Company resulting from the acquisition of the soup and infant feeding business in April 2006. The trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. Customer related intangibles are estimated to have a useful life of fifteen years and are being amortized over a fifteen year period on a straight line basis. Other intangibles relate to favorable terms on the transition services agreement with Del Monte Foods Company, which is being amortized on a straight line basis over the nine month term of the agreement.
     Amortization expense on intangible assets for the three months ended September 30, 2006 and 2005 was $966,000 and $452,000, respectively and $2.3 million and $1.3 million in the nine months ended September 30, 2006 and 2005 respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$3.8 million
2008	$3.7 million
2009	$3.5 million
2010	$3.5 million
2011	$2.2 million
7. Long-Term Debt

	September 30, 2006	December 31, 2005
	Amount	Amount
	Outstanding	Outstanding
	(In thousands)
Revolving credit facility	$161,000	$—
Senior notes	100,000	—
Capital lease obligations and other	9,713	6,465

	270,713	6,465
Less current portion	544	321

Total	$270,169	$6,144

     Revolving Credit Facility — On August 31, 2006, we entered into Amendment No. 1 to our unsecured revolving Credit Agreement (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No.1 extends the termination date of the Credit Agreement to August 31, 2011, increases the aggregate commitment amount of the Credit Agreement to $500 million and amends certain definitions and rates which result in reductions in interest and various fees payable to the lenders under the Credit Agreement. This agreement also includes a $75 million letter of credit sublimit, against which $3.7 million in letters of credit have been issued, but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of September 30, 2006. We believe that, given our current cash position, our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
     Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.295% to 0.90%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on all commitments under the credit facility. Our average interest rate on debt outstanding under our Credit Agreement at September 30, 2006 was 5.749%.
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

     Senior Notes — On September 22, 2006, we completed a private placement of $100 million in aggregate principal amount of 6.03% senior notes due September 30, 2013 pursuant to a Note Purchase Agreement among TreeHouse and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption. Net proceeds were used to repay outstanding indebtedness under the revolving Credit Agreement.
     Interest will be paid semi-annually in arrears on March 31 and September 30 of each year beginning March 31, 2007.
     The Note Purchase Agreement contains covenants that will limit the ability of TreeHouse and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of September 30, 2006. Events of default include but are not limited to:
•	failure to pay principal, interest;

•	breach of the Company’s covenants or warranties;

•	any payment default or acceleration of indebtedness of TreeHouse or any subsidiary if the total amount of such indebtedness exceeds $25 million; and

•	events of bankruptcy, insolvency or liquidation involving the Company or its material subsidiaries.
     Swap Agreement — In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in “accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheet. The total loss will be reclassified ratably to our statements of income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes.
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
8. Stockholders’ Equity and Earnings per Share
     Common stock distribution and issuance — Our common stock was distributed to Dean Foods stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods outstanding as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements, TreeHouse management purchased approximately 1.67% of TreeHouse common stock directly from Dean Foods in January 2005. These shares are equivalent to 513,353 shares on a post-Distribution basis. As of September 30, 2006, there were 31,202,473 shares issued and outstanding. There is no treasury stock and there is no remaining stock ownership by Dean Foods.
     Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. For all periods prior to June 30, 2005, basic earnings per share are computed using our shares outstanding as of the date of the completion of the Distribution. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options. Certain of the Company’s stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive, but these options could be dilutive in the future. The restricted stock and restricted stock unit awards are subject to market conditions for vesting which were not met as of September 30, 2006 or 2005, so these awards are also excluded from the diluted earnings per share calculation.

     Prior to completion of the Distribution, Dean Foods converted options on Dean Foods stock held by Dean’s chairman and chief executive officer. These were converted on a pro-rata basis between options for Dean Foods and TreeHouse shares. As a result, there are 344,805 options outstanding as of September 30, 2006, which are exercisable at various prices. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share. The net dilutive effect of these options are included in the diluted earnings per share calculation for all periods presented. During the quarter ended June 30, 2006, 114,700 options held by Dean’s chairman and chief executive officer were exercised at a total price of $1.5 million. No options were exercised in the quarter ended September 30, 2006.
     The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Weighted average shares outstanding	31,202,473	30,832,713	31,145,123	30,811,797
Assumed exercise of stock options (1)	74,956	242,211	88,450	282,706

Weighted average diluted common shares outstanding	31,277,429	31,074,924	31,233,573	31,094,503

(1)	The assumed exercise of stock options excludes 1,821,592 options outstanding, which were anti-dilutive for the three and nine months ended September 30, 2006 and 1,537,560 options outstanding, which were anti-dilutive for the three and nine months ended September 30, 2005.
9. Stock-based Compensation
     The following table summarizes stock option activity during the nine months ended September 30, 2006. Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. All options granted have three year terms, which vest one-third on each of the first three anniversaries of the grant date.

	Employee	Director	Weighted Average
	Options	Options	Exercise Price
Outstanding, December 31, 2005	1,499,806	500,299	$26.27
Granted	378,080	45,000	$23.29
Forfeited	(142,088)	—	$28.19
Exercised	—	(114,700)	$12.92

Outstanding, September 30, 2006	1,735,798	430,599	$26.26

Exercisable at September 30, 2006	458,726	358,403	$24.14
     During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised was approximately $1.6 million. Stock options were exercised in the first nine months of 2005 with a total intrinsic value of $6.0 million. The aggregate intrinsic value of outstanding and exercisable options was $3.3 million and $2.7 million, respectively, at September 30, 2006 and $10.6 million and $10.6 million, respectively, at September 30, 2005. The tax benefit recognized from stock option exercises in the nine months ended September 30, 2006 was $.6 million. Compensation cost related to unvested options totaled $12.9 million at September 30, 2006 and will be recognized over the remaining vesting period of the grants, which averages 2.0 years. The average grant date fair value of options granted in 2006 was $9.65.
     In addition to stock options, in 2005 certain key management employees were granted restricted stock and restricted stock units pursuant to the terms of their employment agreements. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units in the second quarter of 2005, of which 583,622 and 584,339, respectively, are outstanding as of September 30, 2006. Restricted stock generally vests one-third on each of January 27, 2006, 2007 and 2008. It is subject to a market condition that requires that the total shareholder return of TreeHouse exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test at January 27, 2007 through 2010 that allows for vesting of previously unvested grants if the total shareholder return test is met on a cumulative basis. Restricted stock units have the same vesting dates as restricted stock, but they are subject to the condition that the price of TreeHouse stock exceeds $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last vesting date of January 27, 2008. Future compensation cost related to outstanding restricted stock units and shares of restricted stock totaled approximately $12.7 million at September 30, 2006 and will be recognized over the next 2.5 years.

     As stated in Note 2, for the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments”. The company elected to use the modified prospective application of SFAS 123(R) for these awards issued prior to July 1, 2005. Income from continuing operations before income taxes for the quarter and nine months ended September 30, 2006 included share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $4.8 million and $14.0 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was $1.8 million and $5.3 million for the quarter and nine months ended September 30, 2006, respectively.
10. Employee Retirement and Postretirement Benefits
     Pension, Profit Sharing and Postretirement Benefits — Our employees and retirees participate in various pension, profit sharing and other postretirement benefit plans previously sponsored by Dean Foods. At the time of the Distribution, the obligations related to such plans were transferred to TreeHouse. Employee benefit plan obligations and expenses included in our Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, claims and payments. In addition, as part of the acquisition of the soup and infant feeding business, we provide healthcare benefits to certain retirees who are covered under specific contracts. The net period benefit cost for the group was approximately $1.1 million in the three months ended September 30, 2006 and $1.8 million for the five months ended September 30, 2006.
     Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands)
Components of net period cost:
Service cost	$91	$80	$271	$240
Interest cost	299	399	1,019	1,197
Expected return on plan assets	(367)	(312)	(877)	(936)
Amortization of prior service costs	22	21	62	63
Amortization of unrecognized net (gain) loss	(53)	40	17	120
Effect of settlements	258	37	258	111

Net period benefit cost	$250	$265	$750	$795

     We expect to contribute $2.5 million to the pension plans during 2006, of which $2.1 million has been paid as of September 30, 2006.
     Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands)
Components of net period cost:
Service and interest cost	$81	$73	$244	$219
Amortization of unrecognized net loss	25	16	75	48

Net period benefit cost	$106	$89	$319	$267

     We expect to contribute $425,000 to the postretirement health plans during 2006, of which approximately $315,000 has been paid as of September 30, 2006.
11. Comprehensive Income
     The following table sets forth the components of comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands)
Net income	$8,258	$4,900	$22,251	$17,224
Other comprehensive (loss), net of tax
Interest rate swap loss	(1,128)	—	(1,128)	—
Amortization of swap loss	13	—	13	—

Comprehensive income	$7,143	$4,900	$21,136	$17,224

     The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2006.

	Minimum		Accumulated
	Pension	Derivative	Other
	Liability	Financial	Comprehensive
	Adjustment	Instruments	Loss
	(In thousands)
Balance at December 31, 2005	$(2,279)	$—	$(2,279)
Year-to-date change	—	(1,115)	(1,115)

Balance at September 30, 2006	$(2,279)	$(1,115)	$(3,394)

12. Acquisition
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
     The purchase price paid for the soup and infant feeding business by TreeHouse was $277.1 million, which includes acquisition related costs of $5.5 million and a working capital settlement in the quarter of $4.0 million. In addition, TreeHouse assumed postretirement, vacation pay, lease, and other liabilities of $38.8 million. The acquisition was financed through $250 million of borrowings under our existing $500 million credit facility, as amended August 31, 2006, and available cash balances.
     The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based upon estimated fair market values at the date of acquisition. During the quarter ended September 30, 2006, we made adjustments to reflect the finalization of the working capital settlement and to reflect the results of the valuation report from the third party valuation firm. These adjustments decreased goodwill related to the acquisition by $7.7 million. We have made an allocation to the net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Inventory	$73,017
Property Plant and Equipment	101,872
Trade Name — Natures Goodness	8,000
Customer Relationships	28,100
Transition Services Agreement	1,100
Goodwill	100,928
Other Assets	2,890

Total Assets Purchased	315,907
Assumed Liabilities	(38,841)

Total Purchase Price	$277,066

     We hired a third party valuation firm to establish the fair value of the soup and infant feeding business inventory, real estate, machinery and equipment and the fair value of identifiable intangible assets. As a result of information obtained as we operate the business, values assigned to these assets could change. We are also assessing certain liabilities assumed in the transaction.
     We have recorded intangible assets of $137.0 million, including $100.9 million of goodwill, $8.0 million of trademark indefinite lived intangibles and $28.1 million of customer and contract related definite lived intangibles. The weighted average useful life of the definite lived intangibles is fifteen years and $28.1 million of the intangible asset value is expected to be deductible for income tax purposes.
     The Company has entered into a transition services agreement with Del Monte Foods Company whereby Del Monte will continue to provide various administrative and information technology support services until the soup and infant feeding business can be fully integrated into TreeHouse, which is expected to occur by February 1, 2007.

     The following pro forma summary presents the effect of the soup and infant feeding business acquired during the second quarter of 2006 as though the business had been acquired as of January 1, 2005 and is based upon unaudited financial information of the acquired entity (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Revenue as reported	$251,684	$171,872	$656,526	$523,255
Revenue of purchased businesses for the period prior to acquisition	—	67,576	95,199	208,255

Pro forma revenue	$251,684	$239,448	$751,725	$731,510

Net income as reported	$8,258	$4,900	$22,251	$17,224
Net income of purchased businesses for the period prior to acquisition	—	1,112	3,251	2,798

Pro forma net income	$8,258	$6,012	$25,502	$20,022

Earnings per share — basic
As reported	$.26	$.16	$.71	$.56
Effect of purchased businesses for the period prior to acquisition	—	.03	.11	.09

Pro forma earnings per share-basic	$.26	$.19	$.82	$.65

Earnings per share-diluted
As reported	$.26	$.16	$.71	$.55
Effect of purchased businesses for the period prior to acquisition	—	.03	.11	.09

Pro forma earnings per share-diluted	$.26	$.19	$.82	$.64

13. Commitments and Contingencies
     Indemnification of Dean Foods — We have an agreement with Dean Foods under which we have agreed to assume all contingent and undisclosed liabilities relating to our businesses or operations of our assets, including those incurred prior to the Distribution, and to indemnify Dean Foods for liabilities, other than certain tax liabilities, incurred by Dean Foods relating to the businesses or operations of our assets. In addition, under the tax sharing agreement, we are, with limited exceptions, liable for all taxes attributable to our business that are required to be paid after the Distribution. We have agreed to indemnify Dean Foods for claims arising under the distribution agreement and the tax sharing agreement.
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
14. Supplemental Cash Flow Information
     Cash payments for interest were $7.9 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively. Cash payments for income taxes were $10.9 million and $2.6 million for the nine months ended September 30, 2006 and 2005, respectively.

15. Related Party Transactions
     Management Fee Paid to Dean Foods — Prior to the Distribution, Dean Foods provided us with certain administrative services such as tax, treasury, human resources, risk management, legal, information technology, internal audit, accounting and reporting in return for a management fee. The management fee was based on budgeted annual expenses for Dean Foods’ corporate headquarters and allocated among Dean Foods’ segments. We paid Dean Foods a management fee of $2.9 million in the nine months ended September 30, 2005. No management fees have been paid to Dean post-Distribution.
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
16. Business and Geographic Information and Major Customers
     Our pickles segment sells a variety of pickle, relish, sauerkraut and pepper products under customer brands and under our proprietary brands including Farmans®, Nalley’s®, Peter Piper® and Steinfeld™. Branded products are sold to retailers and private label products are sold to retailers, foodservice customers and in bulk to other food processors. The pickles segment also includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southeastern United States. These products are sold under the Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names.
     Our non-dairy powdered creamer segment includes private label powdered creamer and our proprietary Cremora® brand. The majority of our powdered products are sold under customer brands to retailers, distributors, and in bulk to other food companies for use as ingredients in their products. In addition to powdered coffee creamer, we also sell shortening powders and other high-fat powder formulas used in baking, beverage mixes, gravies and sauces.
     Our soup and infant feeding business segment sells condensed and ready to serve soups, broths and gravies as well as infant baby cereals, fruits, vegetables, juices, meats, dinners and desserts. We sell our soups and gravies under private labels primarily to supermarkets and mass merchandisers. Infant feeding products are sold under the Nature’s Goodness® brand and offer a complete product line focused on the four steps of a baby’s development. The infant feeding products are sold to customers in grocery and foodservice channels.
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
     We evaluate the performance of our segments based on sales dollars, gross profit, and adjusted gross margin (gross profit less freight out and commissions). The amounts in the following tables are obtained from reports used by our senior management team and do not include any allocated income taxes. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 2 to our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands)
Net sales to external customers:
Pickles	$78,528	$76,045	$250,960	$244,046
Non-Dairy Powdered Creamer	63,860	62,630	191,473	188,468
Soup and Infant Feeding	78,736	—	121,395	—
Other	30,560	33,197	92,698	90,741

Total	251,684	171,872	656,526	523,255

Operating income:
Pickles	8,684	10,033	33,394	33,654
Non-Dairy Powdered Creamer	11,863	9,151	36,248	29,967
Soup and Infant Feeding	13,301	—	17,656	—
Other	5,951	5,302	18,406	18,238

Segment adjusted gross margin	39,799	24,486	105,704	81,859
Other operating expenses	22,515	15,114	62,279	45,245

Operating income	$17,284	$9,372	$43,425	$36,614

     Geographic Information — During the nine months ended September 30, 2006 and 2005, we had foreign sales of approximately 2.2% and 1.3% of consolidated net sales, respectively. We primarily export to South America and Canada.
     Major Customers — Our non-dairy powdered creamer segment and soup and infant feeding segment had one customer that represented greater than 10% of consolidated net sales during the first nine months of 2006 and 2005. Approximately 14.0% and 11.5% of our consolidated net sales were to that customer. Our other food products segment had two customers that represented greater than 10% of our sales for the nine months ended September 30, 2006 and 2005. Approximately 11.2% and 12.7% of our consolidated net sales were to those customers for 2006 and 2005, respectively.
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
Our current operations consist of the following:
•	Our pickles segment sells pickles, peppers, relishes and related products. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farmans®, Nalley’s®, Peter Piper® and Steinfeld™ that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names

•	Our soup and infant feeding business segment sells condensed and ready to serve soups, broths and gravies as well as infant baby cereals, fruits, vegetables, juices, meats, dinners and desserts. We sell our soups and gravies under private labels primarily to supermarkets and mass merchandisers. Infant feeding products are sold under the Nature’s Goodness® brand and offer a complete product line focused on the four steps of a baby’s development. The infant feeding products are sold to customers in grocery, mass and foodservice channels.

•	Our non-dairy powdered creamer segment sells non-dairy powdered creamer under private labels and under our proprietary Cremora® brand. Product offerings in this segment include private label products packaged for retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, including repackaging in portion control packages and for use as an ingredient by other food manufacturers.

•	We also sell a variety of aseptic and refrigerated products. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. We manufacture aseptic cheese sauces and puddings for sale primarily in the foodservice market. Our refrigerated products include Mocha Mix®, a non-dairy liquid creamer, Second Nature®, a liquid egg substitute, and salad dressings sold in foodservice channels.

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
Recent Developments
     Acquisition — On March 1, 2006 the Company entered into an Asset Purchase Agreement with the Del Monte Foods Company to acquire the assets of its soup and infant feeding businesses for $277.1 million including a $4.0 million settlement for working capital. The transaction closed on April 24, 2006. The acquisition was funded by drawing down approximately $250 million under the Company’s $500 million unsecured revolving credit agreement, as amended August 31, 2006, and available cash. Management has allocated the purchase price with $174.9 million allocated to tangible assets, $137.0 million allocated to intangible assets including goodwill, other assets of $4.0 million, and assumed liabilities of $38.9 million.
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
     The Company has entered into a Transition Services Agreement with Del Monte whereby Del Monte will continue to provide various administrative and information technology support services until the soup and infant feeding businesses can be fully integrated into TreeHouse, which is expected to occur by February 1, 2007.
     Revolving Credit Facility — On August 31, 2006, we entered into Amendment No. 1 to our unsecured revolving Credit Agreement (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No.1 extends the termination date of the Credit Agreement to the earlier of August 31, 2011 and the date of termination in whole of the commitments pursuant to the terms of the Credit Agreement, increases the aggregate commitment amount of the Credit Agreement to $500 million and amends certain definitions and rates which result in reductions in interest and various fees payable to the lenders under the Credit Agreement.
     Senior Notes — On September 22, 2006, we completed a private placement of $100 million in aggregate principal amount of 6.03% senior notes due September 30, 2013 pursuant to a Note Purchase Agreement among TreeHouse and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption. Net proceeds were used to repay outstanding indebtedness under the revolving Credit Agreement.

Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30
	2006		2005		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$251,684	100.0%	$171,872	100.0%	$656,526	100.0%	$523,255	100.0%
Cost of sales	197,494	78.5	137,596	80.0	513,423	78.2	410,671	78.5

Gross profit	54,190	21.5	34,276	20.0	143,103	21.8	112,584	21.5
Operating expenses:
Selling and distribution	20,183	8.0	14,256	8.3	53,080	8.1	45,036	8.6
General and administrative	16,469	6.5	10,513	6.1	43,078	6.6	19,752	3.8
Management fee paid to Dean Foods	—	—	—	—	—	—	2,940	.6
Other operating (income) expense, net	(712)	(.3)	(317)	(.2)	1,245	.2	6,962	1.3
Amortization expense	966	.4	452	.3	2,275	.3	1,280	.2

Total operating expenses	36,906	14.6	24,904	14.5	99,678	15.2	75,970	14.5

Total operating income	$17,284	6.9%	$9,372	5.5%	$43,425	6.6%	$36,614	7.0%

     Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Net Sales — Third quarter net sales increased approximately 46.4% to $251.7 million in 2006, compared to $171.9 million in the third quarter of 2005. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$78,528	$76,045	$2,483	3.3%
Non-dairy powdered creamer	63,860	62,630	1,230	2.0%
Soup and infant feeding	78,736	—	78,736	—
Other	30,560	33,197	(2,637)	(7.9)%

Total	$251,684	$171,872	$79,812	46.4%

     The increase in sales is largely due to the acquisition of the soup and infant feeding business in the second quarter. The increase in sales of the pickles segment in the third quarter of 2006 was mainly the result of the acquisition of the Oxford Foods pickle book of business in the first quarter of 2006 as well as price increases taken during the first quarter of 2006. Sales prices were raised in response to increases in the cost of raw materials, commodities, packaging and natural gas. Pickle sales in the third quarter increased 3.3% to $78.5 million in 2006 versus $76.0 million in 2005. Increases in foodservice pickles, due to the Oxford Foods acquisition, were partially offset by declines in retail private label and branded pickle sales. Non-dairy powdered creamer sales increased slightly to $63.9 million in the third quarter compared to $62.6 million in 2005, as price increases taken in the first quarter of 2006 were offset by unit volume declines in retail private label sales. Net sales of other products decreased 7.9% to $30.6 million in the third quarter of 2006 from $33.2 million in the third quarter of the prior year primarily due to decreased sales of our refrigerated products.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales decreased to 78.5% in the third quarter of 2006 from 80.0% in the third quarter of 2005, primarily due to the price increases taken in the first quarter of 2006 as well as the acquisition of the soup and infant feeding business. Excluding the soup and infant feeding business, cost of sales decreased from 80.0% in the third quarter of 2005 to 79.2% in the third quarter of 2006. Price increases taken in the first quarter of 2006 as well as cost reduction initiatives offset rising raw material costs, packaging and natural gas. We continue to experience increases in commodity costs such as corn syrup and sucrose compared to the third quarter of 2005. Our packaging costs increased in the third quarter due to higher energy costs which increased the cost of plastic containers and glass. See — “Results by Segment”.

     Operating Expenses — Our operating expenses increased $12.0 million to $36.9 million during the third quarter of 2006, compared to $24.9 million for the third quarter of 2005. The increase is due primarily to the acquisition of the soup and infant feeding business. Selling and distribution expenses increased $5.9 million or 41.6% in the third quarter of 2006 compared to the third quarter of 2005 due mainly to the acquisition of the soup and infant feeding business. Excluding the soup and infant feeding expenses our selling and distribution expenses were even with last year. General and administrative expenses increased $6.0 million in the third quarter of 2006, primarily due to the acquisition of the soup and infant feeding business in the second quarter of 2006. Other operating income increased $.4 million in the third quarter of 2006 compared to 2005, due to the sale of the La Junta, Colorado distribution center, offset by costs associated with the closing of the La Junta, Colorado facilities, which resulted in a gain of $1.2 million.
     Operating Income — Operating income during the third quarter of 2006 was $17.3 million, an increase of $7.9 million, or 84.4%, from operating income of $9.4 million in the third quarter of 2005. Our operating margin was 6.9% in the third quarter of 2006 as compared to 5.5% in the prior year’s quarter.
     Income Taxes — Income tax expense was recorded at an effective rate of 35.5% in the third quarter of 2006, compared to 44.8% in the prior year’s quarter. The lower effective rate in 2006 is primarily due to changes in the apportionment of income for state income tax purposes and other previous estimates, compared to actual amounts in our 2005 tax returns.
     Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 — Results by Segment
     Pickles —

	Three Months Ended September 30
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$78,528	100.0%	$76,045	100.0%
Cost of sales	64,826	82.5	61,144	80.4

Gross profit	13,702	17.5	14,901	19.6
Freight out and commissions	5,018	6.4	4,868	6.4

Adjusted gross margin	$8,684	11.1%	$10,033	13.2%

     Net sales in the pickles segment increased by $2.5 million, or 3.3%, in the third quarter of 2006 compared to the third quarter of 2005. The change in net sales from the third quarter of 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$76,045
Volume/mix	(4,715)	(6.2)%
Acquisitions	4,557	6.0
Pricing	2,641	3.5

2006 Net sales	$78,528	3.3%

     The increase in net sales from 2005 to 2006 resulted primarily from the acquisition of the Oxford Foods foodservice business in the first quarter of 2006. Price increases were taken in all distribution channels during the first quarter of 2006 due to rising raw material, packaging and natural gas costs. Sales volumes before the acquisition declined 6.2% in the quarter compared to a year ago primarily in the retail and foodservice (excluding Oxford) pickle category. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 2.1% compared to the third quarter of the prior year.
     Cost of sales as a percentage of net sales increased from 80.4% in 2005 to 82.5% in 2006 primarily as a result of the increases in raw material, packaging and natural gas costs during the quarter. We have implemented several cost reduction initiatives in an attempt to offset these increases as well as price increases taken in the first quarter of 2006. Significant cost increases in the quarter include (1) a 9% increase in plastic container costs due to rising resin costs; (2) a 35% increase in sweeteners; (3) a 41% increase in vinegar, and (4) a 10% increase in natural gas.

     Non-dairy powdered creamer —

	Three Months Ended September 30
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$63,860	100.0%	$62,630	100.0%
Cost of sales	48,814	76.4	50,218	80.2

Gross profit	15,046	23.6	12,412	19.8
Freight out and commissions	3,183	5.0	3,261	5.2

Adjusted gross margin	$11,863	18.6%	$9,151	14.6%

     Net sales in the non-dairy powdered creamer segment increased by $1.2 million, or 2.0%, in the third quarter of 2006 compared to the prior year. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$62,630
Volume	(1,501)	(2.4)%
Pricing	2,731	4.4

2006 Net sales	$63,860	2.0%

     Sales volumes were down during the third quarter of 2006 due to increased retail branded promotional spending from our competitors as well as soft industrial/bulk sales. According to Information Resources, Inc. retail sales of shelf stable creamer decreased 1.8% in the quarter versus the third quarter of the prior year.
     Cost of sales as a percentage of net sales decreased from 80.2% in the third quarter of 2005 to 76.4% in 2006, as sales price increases taken in the quarter offset increases in raw material, packaging and natural gas costs. Increases in raw material costs included a 35% increase in corn syrup and sweeteners, partially offset by a 2% decrease in soybean oil and a 11% decrease in casein in the third quarter of 2006 compared to the third quarter of 2005. Packaging cost increases include a 13% increase on plastic, a 11% increase in corrugated offset somewhat by a 4% decrease in PET containers. Natural gas costs increased 10% in the third quarter of 2006 compared to the prior year’s quarter.
     Soup and infant feeding —

	Three Months Ended September 30
	2006
	Dollars	Percent
	(Dollars in thousands)
Net sales	$78,736	100.0%
Cost of sales	60,519	76.9

Gross profit	18,217	23.1
Freight out and commissions	4,916	6.2

Adjusted gross margin	$13,301	16.9%

     Revenues in 2006 grew 16.6% in the third quarter of 2006 compared to 2005, primarily due to additional revenues under co-pack arrangements. Excluding co-pack, revenues were mainly even to last year.
     Gross margin in the quarter ended September 30, 2006 improved to 16.9% compared to 10.2% in 2005 as a result of favorable manufacturing efficiencies recognized during the quarter and improved efficiencies in transportation and handling costs.

     First Nine Months of 2006 Compared to First Nine Months of 2005
     Net Sales —Net sales increased approximately 25.5% to $656.5 million in the first nine months of 2006, compared to $523.3 million in the first nine months of 2005. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$250,960	$244,046	$6,914	2.8%
Non-dairy powder creamer	191,473	188,468	3,005	1.6%
Soup and infant feeding	121,395	—	121,395	—
Other	92,698	90,741	1,957	2.2%

Total	$656,526	$523,255	$133,271	25.5%

     Sales increased in the first nine months of 2006 largely due to the acquisition of the soup and infant feeding business. Net sales in the pickles segment increased 2.8% to $251.0 million in the first nine months of 2006 from $244.0 million in the first nine months of the prior year primarily due to the acquisition of Oxford Foods in the first quarter of 2006. Sales in the non-dairy powdered creamer segment increased 1.6% as a result of increased prices in response to rising input costs offset by decreased volumes in our retail and industrial channels. The acquisition of the soup and infant feeding business in the second quarter of 2006 accounts for the majority of the net sales increase of $133.3 million. Net sales of other products increased 2.2% to $92.7 million in the first nine months of 2006 from $90.7 million in the first nine months of the prior year primarily due to increased sales of refrigerated dips.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales decreased to 78.2 % for the first nine months of 2006 compared to the 78.5% in the first nine months of 2005. Sales price increases taken in the first quarter of 2006 account for the decrease in cost of sales as a percentage of consolidated net sales. Excluding the soup and infant feeding business, cost of sales decreased from 78.5% in the first nine months of 2005 to 77.9% in the first nine months of 2006. Price increases taken in the first quarter of 2006 as well as cost reduction initiatives offset rising raw material costs, packaging and natural gas. Higher fuel and energy costs also negatively impacted cost of sales. We continue to experience increases in commodity costs such as corn syrup and sucrose compared to the first nine months of 2005. See — “Results by Segment”.
     Operating Expenses — Our operating expenses increased to $99.7 million during the first nine months of 2006 compared to $76.0 million in 2005. Selling and distribution expenses increased $8.0 million or 17.9% in the first nine months of 2006 compared to the first nine months of 2005 due mainly to the acquisition of the soup and infant feeding business. Excluding the soup and infant feeding expenses our selling and distribution expenses decreased $.7 million to $44.3 million. Despite higher fuel prices, which we estimate added approximately $1.8 million to distribution costs in the nine months of 2006 compared to the prior year, we were able to offset those increases with strategic initiatives that increased operating efficiencies and lowered our overall outbound freight costs.
     General and administrative expenses increased $23.3 million in the first nine months of 2006 compared to 2005, primarily for the following reasons: (1) the adoption of SFAS 123(R), Share Based Payments, which increased operating expenses in the first nine months by $9.2 million; (2) hiring the TreeHouse management team and costs associated with becoming a publicly held company such as Sarbanes Oxley compliance and audit fees, which in total increased operating expense by $7.2 million from the prior year’s period; and (3) additional costs associated with the soup and infant feeding acquisition of $4.9 million. In the first nine months of 2005, a $2.9 million management fee was paid to Dean Foods. No management fees were paid to Dean Foods in the first nine months of 2006. Other operating expenses in the first nine months of 2005 recognized $2.3 million of income from the sale of our Cairo, Georgia facility and the settlement of a high fructose corn syrup class action litigation, which were offset by $9.6 million of transaction expenses associated with the spin off of TreeHouse from Dean Foods. Other operating income in the nine months ended September 30, 2006 includes the income from the sale of the La Junta, Colorado distribution center of $1.2 million, offset by $2.5 million of costs associated with the closing of the La Junta, Colorado facilities.
     Operating Income — Operating income during the first nine months of 2006 was $43.4 million, an increase of $6.8 million, or 18.6% from operating income of $36.6 million in the first nine months of 2005, largely as a result of the acquisition of the soup and infant feeding business. Our operating margin was 6.6% in the first nine months of 2006, compared to 7.0% in the prior year.
     Income Taxes— Income tax expense was recorded at an effective rate of 37.3% for the first nine months of 2006 compared to 50.2% in the prior year. The non-deductibility of the Distribution expenses for tax purposes in 2005 caused the large increase in effective tax rate, compared to 2006.

     Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 — Results by Segment
     Pickles —

	Nine Months Ended September 30
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$250,960	100.0%	$244,046	100.0%
Cost of sales	201,231	80.2	194,403	79.7

Gross profit	49,729	19.8	49,643	20.3
Freight out and commissions	16,335	6.5	15,989	6.5

Adjusted gross margin	$33,394	13.3%	$33,654	13.8%

     Net sales in the pickles segment increased by $6.9 million, or 2.8% in the first nine months of 2006 compared to 2005. The change in net sales from the first nine months of 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$244,046
Volume	(15,604)	(6.4)%
Acquisitions	14,275	5.8
Pricing	8,243	3.4

2006 Net sales	$250,960	2.8%

     The increase in net sales from 2005 to 2006 resulted primarily from the acquisition of the Oxford Foods foodservice business in the first quarter of 2006. Price increases were taken in all distribution channels during the first quarter of 2006 due to rising raw material, packaging and natural gas costs. Sales volumes before the acquisition declined 6.4% in the first nine months of 2006, compared to a year ago primarily in the retail and foodservice (excluding Oxford) pickle category. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 5.8%, compared to the first nine months of the prior year.
     Cost of sales as a percentage of net sales increased from 79.7% in 2005 to 80.2% in 2006 primarily as a result of increases in raw material, packaging and natural gas costs during the first nine months partially offset by sales price increases. We have implemented several cost reduction initiatives in an effort to offset these increases. Significant cost increases in the first nine months include (1) a 2% increase in glass packaging costs due in part to rising natural gas prices; (2) a 12% increase in plastic container costs due to rising resin costs; (3) a 22% increase in corn syrup and sweeteners, and (4) a 20% increase in natural gas.
     Non-dairy powdered creamer —

	Nine Months Ended September 30
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$191,473	100.0%	$188,468	100.0%
Cost of sales	145,702	76.1	149,152	79.1

Gross profit	45,771	23.9	39,316	20.9
Freight out and commissions	9,523	5.0	9,349	5.0

Adjusted gross margin	$36,248	18.9%	$29,967	15.9%

     Net sales in the non-dairy powdered creamer segment increased by $3.0 million, or 1.6%, in the first nine months of 2006 compared to the prior year. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$188,468
Volume	(4,617)	(2.4)%
Pricing	7,622	4.0

2006 Net sales	$191,473	1.6%

     Sales volumes were down during the first nine months of 2006 due to increased retail branded promotional spending from our competitors. According to Information Resources, Inc. retail sales of shelf stable creamer decreased 5.3% in the first nine months of 2006 versus the prior year.
     Cost of sales as a percentage of net sales decreased from 79.1% in the first nine months of 2005 to 76.1% in 2006, as sales price increases taken in the first nine months offset increases in raw material, packaging and natural gas costs. Increases in raw material costs included a 22% increase in corn syrup and sweeteners, partially offset by a 5% decrease in casein in the first nine months of 2006 compared to the first nine months of 2005. Packaging cost increases include a 13% increase on plastic. Natural gas increased 20% in the first nine months of 2006, compared to the prior year.
     Soup and infant feeding

	Five Months Ended September 30
	2006
	Dollars	Percent
Net sales	$121,395	100.0%
Cost of sales	96,439	79.4

Gross profit	24,956	20.6
Freight out and commissions	7,300	6.1

Adjusted gross margin	$17,656	14.5%

     Net sales for the five months period ending September 30, 2006 for soup and infant feeding includes the period from April 24, 2006, the date of acquisition, through September 30, 2006. Revenues in the five months ended September 30, 2006 increased 14.0% compared to 2005 primarily due to additional revenues under co-pack arrangements.

Liquidity and Capital Resources
     Historical Cash Flow
     We have generated and expect to continue to generate positive cash flow from operations.
     When we were part of Dean Foods, our cash was swept regularly by Dean Foods. Dean Foods also funded our operating and investing activities as needed. Dean Foods did not allocate the interest expense related to segments. Therefore, the interest expense reflected in our Consolidated Financial Statements, for the periods prior to the Distribution, relates only to our capital leases. Subsequent to the Distribution, interest expense relates to capital leases, our line of credit, and senior notes outstanding.

	Nine Months Ended
	September 30
	2006	2005
	(In thousands)
Cash provided by operating activities	$24,184	$28,636
Capital spending	$7,346	$11,067
     Net cash provided by operating activities decreased by $4.5 million for the first nine months of 2006 compared to 2005, mainly due to a decrease in cash provided by discontinued operations of $2.0 million.
     Capital spending decreased by $3.7 million for the nine months ended September 30, 2006 compared to 2005 due to the cancellation of certain capital projects and delaying of certain capital projects to future periods.
     Net cash used in investing activities was $292.7 million in the first nine months of 2006 compared to $11.1 million in the first nine months of 2005, an increase of $281.6 million primarily due to the acquisition of the Oxford Foods pickle book of business for $11.0 million in February 2006 and the acquisition of the soup and infant feeding business for $277.1 million in April 2006.
     Debt Obligations
     At September 30, 2006 we had $161.0 million in borrowings under our revolving credit facility, senior notes of $100.0 million and $9.7 million of capital leases and other obligations. In addition, at September 30, 2006 there were $3.7 million in letters of credit issued under our revolving credit facility that were issued but undrawn.
     Our short-term financing needs primarily are for financing of working capital during the year. Due to the seasonality of pickle production driven by the cucumber harvest cycle, which occurs primarily during the spring and summer, pickle inventories generally are at a low point in late spring and at a high point during the fall increasing our working capital requirement. Our long-term financing needs will depend largely on potential acquisition activity. We are currently in compliance with all covenants contained in our credit agreement and senior notes purchase agreement. Our credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy.
     See Note 7 to our Condensed Consolidated Financial Statements.

Long-Term Liabilities
     Prior to the Distribution, our employees participated in Dean Foods retirement plans. At the date of Distribution we assumed the liabilities and plan assets related to our employees. These plans offer pension benefits through various defined benefit pension plans and also offer health care and life insurance benefits to certain eligible employees and their eligible dependents upon the retirement of such employees. In addition, as part of the soup and infant feeding business, we provide healthcare benefits to certain retirees who are covered under specific contracts. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.
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
     We expect to contribute approximately $2.5 million to the pension plans and approximately $425,000 to the postretirement health plans in 2006, of which approximately $2.4 million was paid in the nine month period ended September 30, 2006.
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
Future Capital Requirements
     During 2006, we intend to invest a total of approximately $14.5 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount
(In thousands)
Pickles	$5,000
Non-Dairy Powdered Creamer	2,000
Soup and Infant Feeding	5,000
Other	2,500

Total	$14,500

     In 2006, we expect cash interest to be approximately $12.0 million based on anticipated debt levels including the acquisition of the Del Monte Food Company’s soup and infant feeding business, which closed on April 24, 2006. Cash taxes are expected to be approximately $18.0 million. As of November 6, 2006, $341.7 million was available for future borrowings under our revolving credit facility.
Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Known Trends and Uncertainties
     Prices of Raw Materials
     We were adversely affected by rising input costs during 2005 and the first nine months of 2006, and we expect our financial results to continue to be adversely affected by high input costs throughout 2006.
     Many of the raw materials that we use in our products rose to unusually high levels during 2005 and continued at high levels in the first nine months of 2006, including soybean oil, casein, corn syrup and packaging materials. High fuel costs are also having a negative impact on our results. Prices for many of these raw materials and packaging materials are expected to remain high and in some cases may increase during the remainder of 2006. For competitive reasons, we may not be able to pass along increases in raw materials and other input costs as we incur them. Therefore, the current raw materials environment may continue to adversely affect our financial results in 2006.
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
Off-Balance Sheet Arrangements
     As of September 30, 2006, we have no off-balance sheet arrangements.

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
Interest Rate Fluctuations
     In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheet. The total loss will be reclassified ratably to our statements of income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the terms of our senior notes.
     We do not utilize financial instruments for trading purposes or hold any derivative financial instruments as of September 30, 2006, which could expose us to significant market risk. In addition, all of our foreign sales are transacted in U.S. dollars. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility entered into in connection with the Distribution, which is tied to variable market rates. Based on our outstanding debt balance under our revolving credit facility, as of September 30, 2006, each 1% rise in our interest rate would increase our interest expense by approximately $1.6 million annually.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, these disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
     In the second quarter of 2006, we acquired the soup and infant feeding business from the Del Monte Food Company. In connection with a transition services agreement entered into in connection with the purchase, certain administrative services are being provided by Del Monte, however, we believe the services involved are being provided in a manner which will not have a material affect on our internal control, or would reasonably be likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois
     We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2006 and 2005 and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
November 13, 2006

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
Item 6. Exhibits

10.1	Amendment No. 1 dated as of August 31, 2006 to the Credit Agreement dated June 27, 2005 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 31, 2006

10.2	Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006.

15.1	Letter regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan

Dennis F. Riordan
Senior Vice President and Chief Financial Officer

November 14, 2006