Form 10-K
period 2006-12-31
TreeHouse Foods, Inc.
filed 2007-02-27
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2006, (the last day of our most recent second quarter) based on the $23.89 per share closing price for the Registrant’s common stock on the New York Stock Exchange on June 30, 2006, was approximately $710.1 million.

The number of shares of the registrant’s common stock outstanding as of February 2, 2007 was 31,202,473.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about April 19, 2007 (to be filed) are incorporated by reference into Part III of this Form 10-K.

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

TreeHouse is a Delaware corporation that was formed on January 25, 2005 by Dean Foods Company (“Dean Foods”) in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty Foods Group segment, and its Mocha Mix®, Second Nature® and foodservice salad dressings businesses to TreeHouse. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods’ common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) were completed on June 27, 2005 and TreeHouse commenced operations as an independent public company. Dean Foods has no continuing stock ownership in TreeHouse.

We are a food manufacturer servicing primarily the retail grocery and foodservice channels. Our products include pickles and related products, such as peppers and relishes; non-dairy powdered creamer used as coffee creamer and as an ingredient in other food products; soup and infant feeding products; and certain other food products, such as aseptic cheese sauces and puddings. We manufacture and sell:

•	Private label products to retailers, such as supermarkets and mass merchandisers, for resale under the retailers’ own or controlled labels,

•	Private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators,

•	Branded products under our own proprietary brands, primarily on a regional basis to retailers, and

•	Products to our industrial customer base, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers.

We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We also are the leading retail supplier of private label pickles, private label non-dairy powdered creamer and private label soup in the United States. According to Information Resources, Inc., in 2006, private label products, which compete with branded products on the basis of equivalent quality at a lower price, represented approximately 34% of all pickle products, approximately 53% of all non-dairy powdered creamer and approximately 16% of all canned soup sold in the retail grocery channel in the United States.

We sell our products primarily to the retail grocery and foodservice channels. For the year ended December 31, 2006, sales to the retail grocery and foodservice channels represented 53.5% and 25.6%, respectively, of our consolidated net sales. The remaining 20.9% represented sales to industrial and other food manufacturers. A majority of our sales are private label products.

Our business has three reportable segments: pickles, non-dairy powdered creamer and soup and infant feeding products. We also manufacture and sell other food products, as described more fully below.

In 2006, 34.7% of our consolidated net sales were in the pickles segment, 28.5% were in the non-dairy powdered creamer segment and 23.9% were in soup and infant feeding products. The remaining 12.9% was attributable to sales of other food products.

Pickles — We produce pickles, peppers, relishes and related products at five of our production facilities. Our products include whole pickles, sliced pickles, pickle relish, peppers and other products in a variety of flavor formulations. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farman’s®, Nalley’s®, Peter Piper® and Steinfeldtm, that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names.

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

Soup and Infant Feeding — We produce condensed and ready-to-serve soups, broths and gravies as well as infant cereals, fruits, vegetables, juices, meats, dinners and desserts. We sell our soups and gravies under private labels primarily to supermarkets and mass merchandisers. Infant feeding products are sold under the Nature’s Goodness® brand and offer a complete product line focused on the four steps of a baby’s development. The infant feeding products are sold to customers in grocery, mass merchandising and foodservice channels. We also manufacture broth and baby foods for other food companies under co-pack agreements. We have two production plants that manufacture soup and related products, one of which also manufacturers baby food.

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

Most of our products have long shelf lives and are shipped from our production facilities directly to customers or to our distribution centers, where products are consolidated for shipment to customers. See “Our Products” below for a detailed description of our reportable segments and other food products.

We operate our business as Bay Valley Foods LLC (“Bay Valley”). Bay Valley is a Delaware limited liability company, a wholly owned subsidiary of TreeHouse Foods, Inc. and holds all of the real estate and operating assets related to our business.

History of Our Business

The operations that comprise a significant portion of our business were previously operated by three separate operating divisions within Dean Foods: the Specialty Foods Group, the Branded Products Group and the Dairy Group. In connection with the Distribution, we acquired the following assets from these operating divisions:

•	Specialty Foods Group: all of the operating (including manufacturing) and intellectual property assets of our current pickle and non-dairy powdered creamer segments, as well as the intellectual property assets associated with the foodservice salad dressings businesses

•	Branded Products Group: the operating assets associated with the Mocha Mix®, Second Nature®, and Rod’s® brand name portion of the foodservice salad dressings businesses, as well as the intellectual property assets associated with the Mocha Mix® and Second Nature® businesses, and

•	Dairy Group: the manufacturing assets associated with the Mocha Mix®, Second Nature®, and foodservice salad dressings businesses, as well as the operating assets associated with the private label portion of the foodservice salad dressings businesses.

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

On February 22, 2006, TreeHouse acquired the “book of business” and inventory of Oxford Foods, Inc., a food processor based in Deerfield, Massachusetts. Oxford Foods is a manufacturer of pickles, peppers and barbecue sauce for the foodservice industry. The Company’s Faison, North Carolina plant assumed the production of these items after a four-month transition period.

On April 24, 2006, TreeHouse completed the acquisition of the private label soup and infant feeding businesses of Del Monte Corporation, a Delaware corporation (the “Seller”), a wholly-owned subsidiary of Del Monte Foods Company. Pursuant to the terms of the Asset Purchase Agreement with Seller (the “Agreement”), TreeHouse acquired the Seller’s real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets primarily related to the Seller’s (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness®, and (3) the food service soup business (hereinafter collectively referred to as the “Soup and Infant Feeding Business”), and assumed certain liabilities to the extent related thereto. The assets of the Soup and Infant Feeding Business acquired by TreeHouse include a manufacturing facility in Pittsburgh, Pennsylvania, manufacturing assets located at the Seller’s Mendota, Illinois facility and certain other assets as outlined in the Agreement. In connection with TreeHouse’s acquisition of the Soup and Infant Feeding Business, TreeHouse and the Seller entered into transition services, co-pack and other ancillary arrangements pursuant to the Agreement, including a long-term lease and a facilities sharing agreement pursuant to which the seller will lease to TreeHouse the use of the Mendota facility. On the Closing Date, TreeHouse paid an aggregate cash purchase price of $277.1 million for the Soup and Infant Feeding Business of which $250 million was financed through borrowings under TreeHouse’s existing $500 million credit facility and available cash balances.

Business Strategy

Our strategy is to optimize our current business and grow through acquisitions.

Optimize the Current Business —

•	Improve marketing strategies in an effort to increase sales to national accounts. While we have high private label market share in pickles, non-dairy powdered creamer and soup, we still have significant potential for growth with several key national retailers and foodservice customers that we either do not currently serve, or that we currently serve in a limited manner. We intend to focus on gaining these customers, and expanding our relationships with existing customers, by improving our marketing strategies through more sophisticated account planning and customer targeting.

•	Further expand our cost advantage. Although we are a low cost producer, we believe that there are additional cost savings opportunities that exist in our operations. We intend to pursue these opportunities by improving supply chain efficiency, including manufacturing, sourcing and distribution.

Grow Through Acquisitions —

•	Build on current business core competencies. We believe our core competency is our low cost manufacturing capability and our ability to service our customers efficiently with a single order, invoice and shipment. We expect to focus initially on acquisitions within our current product categories, as well as adjacent categories.

•	Move up the “value chain.” Products such as non-dairy powdered creamer and aseptic cheese sauces are key ingredients in value-added products such as drink mixes, sauces, gravies and prepared foods. We intend to pursue acquisitions of product lines and businesses in which these ingredients are critical components of the final product.

•	Develop new platforms for the private label and foodservice markets. Both the private label and foodservice markets are growing faster than the branded retail grocery markets, yet the manufacturer base is highly fragmented. With the retailer consolidation currently underway, we believe that retailers will place increased emphasis on reducing supply chain complexity and costs. While our initial platform focus will be on shelf stable products, we will also explore new platforms in frozen and refrigerated products for both retail and foodservice.

Our Products

Financial information about our pickles, non-dairy powdered creamer, and soup and infant feeding segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

The following table sets forth our consolidated net sales by product category and distribution channel for the year ended December 31, 2006:

	Distribution Channel
	Retailers		Foodservice		Industrial and Other		Total
		% of		% of		% of		% of
		Product		Product		Product		Product
Products	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales
	(Dollars in thousands)

Pickles	$167,347	51.3%	$149,034	45.7%	$9,932	3.0%	$326,313	100.0%
Non-dairy powdered creamer	133,653	50.0%	5,351	2.0%	128,381	48.0%	267,385	100.0%
Soup and infant feeding	183,997	82.1%	3,915	1.7%	36,277	16.2%	224,189	100.0%
Other	17,790	14.6%	82,479	67.9%	21,240	17.5%	121,509	100.0%

Total	$502,787	53.5%	$240,779	25.6%	$195,830	20.9%	$939,396	100.0%

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

Pickles and related products represented approximately 34.7% of our consolidated net sales for the year ended December 31, 2006.

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

Non-dairy powdered creamer represented approximately 28.5% of our consolidated net sales for the year ended December 31, 2006.

Soup and Infant Feeding — Soup, broth and gravy are manufactured using vegetables, meats and other ingredients which are sourced from outside suppliers. Our products are packaged in cans of various sizes, from single serve to larger sized cans for foodservice customers. TreeHouse also manufactures infant feeding products at the Pittsburgh plant, primarily under the Nature’s Goodness® brand. The majority of Nature’s Goodness® products are manufactured by TreeHouse in glass jars with co-packers producing a variety of cereals and juice products. Infant feeding products are developed and marketed around the different stages of a baby’s development. Nature’s Goodness® products are all natural and are produced under very tight quality control, from sourcing of raw materials through glass handling and finished product processing.

The majority of the infant feeding sales are to the retail channel and represented approximately 23.9% of our consolidated net sales in 2006.

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

In 2006, sales to retailers, foodservice and industrial customers represented 53.5%, 25.6% and 20.9%, respectively, of our consolidated net sales.

A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2006, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16.1% of our consolidated net sales. All of the Company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the Company’s consolidated net sales.

Our products generally are shipped from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlogs are not material to our business.

Products are shipped from our production facilities directly to customers or to our distribution centers, where products are consolidated for shipment to customers. We believe this consolidation of products enables us to improve customer service by offering our customers a single order, invoice and shipment.

Seasonality

Demand for our products does not vary significantly by quarter, except for the sales of soup products which tend to have a higher percentage of sales in the first and fourth quarters.

Raw Materials

The most important raw material used in our pickle operations is cucumbers. We purchase cucumbers under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. We select seeds and advise growers regarding planting techniques. We also monitor agricultural practices and direct harvests. Bad weather or disease in a particular growing area can reduce crop yields in that area, requiring us to purchase cucumbers from foreign sources or ship cucumbers from other growing areas in the United States, which increase production costs. The strategic location of our production facilities relative to cucumber growing areas mitigates this risk. We have long-standing relationships with many of these growers. In addition, we also procure cucumbers and pickles in both bulk and packaged form from Mexico and India.

Other important raw materials used in our operations are processed vegetables and meats, soybean oil, coconut oil, casein, cheese and corn syrup. These raw materials generally are purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. We believe these raw materials to be generally available from a number of suppliers.

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

Working Capital

Components of our working capital generally are stable throughout the year with the exception of pickle and soup inventories. The peak season for pickle production occurs during the spring and summer as cucumbers are harvested and processed. As a result, pickle inventories tend to reach a low point in the second quarter and are at a high point at the end of the third quarter. We also build inventories of soup during the summer months in anticipation of large seasonal shipments that begin late in the third quarter.

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

Employee and Labor Relations

As of December 31, 2006, our work force consisted of 2,417 full-time employees. Of these, 2,150 were engaged in manufacturing, 62 were engaged in marketing and sales and 205 were engaged in administration.

We employ temporary and contract labor for cucumber procurement and pickle processing during the harvest season. Seasonal labor needs normally peak at approximately 894 additional workers during the cucumber harvest period in the summer.

Currently, approximately 73% of our full time distribution, production and maintenance employees are covered by collective bargaining agreements with locals of the International Brotherhood of Teamsters, the United Food and Commercial Workers Union or Retail, Wholesale and Department Store Union Central States Council.

We believe we currently have good labor and employee relations.

For More Information About Us

Filings with the SEC — Our fiscal year ends on December 31. We furnish our stockholders with annual reports containing audited financial reports.

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are required by the Securities Exchange Act of 1934 and include:

•	annual reports on Form 10-K

•	quarterly reports on Form 10-Q

•	current reports on Form 8K, and

•	proxy statements on Schedule 14A.

Anyone may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 405 Fifth Street, Washington DC, 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our report, proxy and information statements, and our other SEC filings. The SEC’s internet address is http://www.sec.gov.

Also, we make our SEC filings available on our own internet site as soon as reasonably practicable after they have been filed with the SEC. Our internet address is http://www.treehousefoods.com.

The information on our website is not incorporated by reference into this annual report on Form 10-K.

Corporate Governance — Our Code of Ethics, which is applicable to all of our employees and directors, is available on our corporate website at http://www.treehousefoods.com, along with the Corporate Governance Guidelines of our Board of Directors and the charters of the Committees of our Board of Directors. Any waivers that we may grant to our executive officers or directors under the Code of Ethics, and any amendments to our Code of Ethics, will be posted on our corporate website. Any of these items or any of our filings with the Securities and Exchange Commission are available in print to any shareowner who requests them. Requests should be sent to Investor Relations, TreeHouse Foods, Inc., Two Westbrook Corporate Center, Suite 1070, Westchester, IL 60154.

We submitted the certification of our chief executive officer required by Section 303A.12 of the NYSE Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, on July 14, 2006 without qualification. In addition, we have included the certifications required of our chief executive officer and our chief financial officer by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules with respect to the quality of our disclosures in our Form 10-K for the year ended December 31, 2006 as Exhibits 31.1 and 31.2, respectively, to this Form 10-K.

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

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very high. We expect that a significant portion of our net sales will continue to be derived from a small number of customers. These customers typically do not enter into written contracts, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality and customer service performance. If our product sales to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, results of operations and financial condition.

Increases in input costs, such as raw materials, packaging materials and fuel costs, could adversely affect us.

The costs of other raw materials as well as packaging materials and fuel have varied widely in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials used in our products rose to unusually high cost levels during 2006 and 2005, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. In addition, fuel costs, which represent the most significant factor affecting utility costs at our production facilities and our transportation costs have fluctuated widely over the last twenty-four months. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.

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

Changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increase raw material, packaging and fuel costs, our operating profits and margins could be adversely affected.

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

Our success depends in part on our ability to anticipate the tastes and eating habits of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which would adversely affect our operating results and profitability.

We may be subject to product liability claims for misbranded, adulterated, contaminated or spoiled food products.

We sell food products for human consumption, which involve risks such as:

•	product contamination or spoilage

•	misbranding

•	product tampering, and

•	other adulteration of food products.

Consumption of a misbranded, adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time-consuming and may require management to spend time defending the claims rather than operating our business.

A product that has been actually or allegedly misbranded or becomes adulterated could result in:

•	product withdrawals

•	product recalls

•	destruction of product inventory

•	negative publicity

•	temporary plant closings, and

•	substantial costs of compliance or remediation.

Any of these events, including a significant product liability judgment against us, could result in a loss of confidence in our food products, which could have an adverse effect on our financial condition, results of operations or cash flows.

Compliance with recent government regulations relating to bioterrorism could increase our operating costs and adversely affect our profitability.

As a producer and marketer of food items we are subject to regulation by various federal, state and local governmental agencies. The Bioterrorism Act of 2002 includes regulations relating to the tracking and tracing of food products, including ingredients and raw materials, throughout the process of production. We will need to expend monetary and non-monetary resources in the future to maintain such compliance. In addition, future regulations by these agencies could become more stringent. In each instance, continued compliance with these and any similar requirements could increase our operating costs and adversely affect our profitability in the future.

Our business could be harmed by strikes or work stoppages by our employees.

Currently, approximately 73% of our full time distribution, production and maintenance employees are covered by collective bargaining agreements with the International Brotherhood of Teamsters, United Food and Commercial Workers Union, or Retail, Wholesale and Department Store Union Central States Council. In addition, 14% of the labor force is covered by agreements that expire within one year. If a dispute with one of these unions or the employees they represent were to arise, production interruptions caused by work stoppages could occur. If a strike or work stoppage were to occur, our business, financial condition and results of operations could be adversely affected.

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

Furthermore, the IRS does not rule on whether a distribution satisfies certain requirements for a Section 355 distribution. Therefore, in addition to obtaining the letter ruling from the IRS, Dean Foods and TreeHouse obtained an opinion from the law firm of Wilmer Cutler Pickering Hale and Dorr LLP that the Distribution qualified as a transaction under Section 355 of the Code. The opinion relies on the IRS letter ruling as to matters covered by the ruling. In addition, the opinion is based on, among other things, certain assumptions and representations as to factual matters made by Dean Foods and us, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.

Notwithstanding receipt by Dean Foods of the private letter ruling and opinion of counsel, the IRS could assert that the Distribution should be treated as a taxable event. If the IRS were successful in taking this position, our initial public stockholders and Dean Foods could be subject to significant U.S. federal income tax liability. In addition, even if the Distribution otherwise were to qualify under Section 355 of the Code, it may be taxable to Dean Foods (but not to Dean Foods stockholders) under Section 355(e) of the Code, if the Distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire directly or indirectly stock representing a 50 percent or greater interest in Dean Foods or us. For this purpose, any acquisitions of Dean Foods’ stock or of our common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan.

Although the taxes resulting from a taxable distribution generally would be imposed on Dean Foods and its stockholders, we would in certain circumstances be liable under the tax sharing agreement for all or a portion of Dean Foods’ taxes resulting from the Distribution being taxable. If we were to become liable for such taxes, it would have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently operate 12 principal production facilities, all of which are owned except for the facility in City of Industry, California, which is leased under an agreement that expires in September 2016, and the Mendota, Illinois facility, which is leased from Del Monte Corporation under an agreement that expires in March 2009. We believe that these facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. The chart below lists the location and principal products produced at our production facilities:

Facility Location	Principal Products

City of Industry, California	Mocha Mix®, Second Nature® and salad dressings
Chicago, Illinois	Refrigerated foodservice pickles
Dixon, Illinois	Aseptic cheese sauces, puddings and gravies
Mendota, Illinois	Soups, broth, and gravies
Pecatonica, Illinois	Powders used for non-dairy creamers
Plymouth, Indiana	Pickles, peppers and relish
New Hampton, Iowa	Powders used for non-dairy creamers
Wayland, Michigan	Powders used for non-dairy creamers and other powdered products
Faison, North Carolina	Pickles, peppers and relish; syrup
Portland, Oregon	Pickles, peppers and relish
Pittsburgh, Pennsylvania	Soups, broth, and gravies; infant baby food
Green Bay, Wisconsin	Pickles, peppers, relish and sauces

Research and Development

Our research facilities include a Research and Development Center in Pecatonica, Illinois. The Center focuses on the development of aseptic and powdered creamer products. Product development work for aseptic products is also carried out at our production facility in Dixon, Illinois. Research and development for our pickles segment is carried out at our production facility in Green Bay, Wisconsin. We conduct research and development activities for our soup and infant feeding products at our production facility in Pittsburgh, Pennsylvania. In addition, sample preparation, plant trials, ingredient approval and other quality control procedures are conducted at all our manufacturing facilities. Research and development expense totaled $1.0 million, $0.8 million, and $0.8 million in 2006, 2005, and 2004, respectively, and is included in the General and Administrative line of our Consolidated Income Statement.

Item 3.	Legal Proceedings

We are not party to, nor are our properties the subject of, any material pending legal proceedings. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted by us during the fourth quarter of 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

Item 4a.	Executive Officers of the Registrant

Sam K. Reed	60	Chairman of the Board of Directors. Mr. Reed has served as the Chief Executive Officer since January 2005.
David F. Vermylen	56	President and Chief Operating Officer and has served in that position since January 2005.
Dennis F. Riordan	49	Senior Vice President and Chief Financial Officer since January 2006.
Thomas E. O’Neill	51	General Counsel and Chief Administrative Officer and a Senior Vice President and has served in that position since January 2005.
Harry S. Walsh	51	Senior Vice President of Operations and has served in that position since January 2005.

PART II

Item 5.	Market for Our Common Stock and Related Matters

Our common stock began trading on the New York Stock Exchange on June 28, 2005 under the symbol “THS.” The high and low sales prices of our common stock as quoted on the New York Stock Exchange for 2006 and 2005 are provided in Note 21 of our Consolidated Financial Statements. At February 22, 2007, there were approximately 4,494 record holders of our common stock. The company did not purchase any shares of its stock in either 2005 or 2006.

PERFORMANCE GRAPH

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from June 28, 2005 through December 31, 2006. The graph and accompanying table compare the cumulative total stockholders return on our common stock with the cumulative total return of the S&P Small Cap 600 Index, Russell 2000 Index and a Peer Group Index consisting of the following group of companies selected based on the similar nature of their business: Kraft Foods Inc., Sara Lee Corp., General Mills, Inc., Kellogg Co., ConAgra Foods Inc., Archer Daniels Midland Co., H.J. Heinz Company, Campbell Soup Co., McCormick & Co. Inc., The JM Smucker Co., Del Monte Foods Co., Corn Products Int’l., Lancaster Colony Corp., Flower Foods, Inc., Ralcorp Holdings Inc., The Hain Celestial Group, Inc., Lance, Inc., J&J Snack Foods Corp., B&G Foods, Inc., American Italian Pasta Co., Farmer Bros. Inc. and Peet’s Coffee and Tea. The graph assumes an investment of $100 on June 28, 2005, in each of TreeHouse Foods common stock, the stocks comprising the S&P Small Cap 600 Index, Russell 2000 Index and the Peer Group Index.

COMPARISON OF CUMULATIVE TOTAL RETURN OF $100 AMONG TREEHOUSE FOODS, INC.,
S&P SMALL CAP 600 INDEX, RUSSELL 2000 INDEX AND THE PEER GROUP INDEX

	Indexed Returns
	Quarter Ending
	Base
	Period
Company / Index	6/28/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06
TREEHOUSE FOODS INC	100	96.16	90.66	63.14	89.54	80.57	79.76	105.23
S&P SMALLCAP 600 INDEX	100	100.17	105.56	105.96	119.57	114.12	113.11	121.98
RUSSELL 2000 INDEX	100	99.73	104.41	105.59	120.31	114.26	114.77	126.06
PEER GROUP	100	98.62	101.23	97.82	107.10	114.99	120.41	122.40

We have never declared or paid a cash dividend on our common stock. Our current intention is to retain all earnings to fund working capital fluctuations, capital expenditures, scheduled debt repayments, expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Moreover, our revolving credit facility contains certain restrictions on our ability to pay cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” and Note 9 to our Consolidated Financial Statements for further information regarding the terms of our revolving credit facility and senior notes.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2006.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance under
	to be Issued	Weighted-Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column(a)

Equity compensation plans approved by security holders:
2005 Long-Term Stock Incentive Plan	2,200,733	$26.31	980,278
Equity compensation plans not approved by security holders:
None	—	—	—

Total	2,200,733	$26.31	980,278

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2006 has been derived from our audited Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes. For periods prior to June 27, 2005, all of the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of our business that we describe in this report as “ours” are in fact the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of the businesses transferred to TreeHouse by Dean Foods.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)

Operating data:
Net sales	$939,396	$707,731	$694,619	$696,134	$683,819
Cost of sales	738,818	560,094	537,970	517,896	503,242

Gross profit	200,578	147,637	156,649	178,238	180,577
Operating costs and expenses:
Selling and distribution	74,884	60,976	61,484	57,136	58,385
General and administrative	57,914	31,977	11,020	11,719	12,611
Management fee paid to Dean Foods	—	2,940	11,100	5,400	3,600
Amortization of intangibles	3,268	1,732	1,477	1,344	1,551
Other operating (income) expense, net	(19,842)	21,423	—	—	—

Total operating costs and expenses	116,224	119,048	85,081	75,599	76,147

Operating income	84,354	28,589	71,568	102,639	104,430
Other (income) expense:
Interest expense	12,985	1,223	710	750	831
Interest income	(665)	(7)	—	—	—
Other (income) expense, net	—	(66)	116	—	117

Total other expense	12,320	1,150	826	750	948

Income from continuing operations before income taxes	72,034	27,439	70,742	101,889	103,482
Income taxes	27,333	15,174	26,071	38,025	38,885

Income from continuing operations	44,701	12,265	44,671	63,864	64,597
Income (loss) on sale of discontinued operations, net of tax	155	(689)	(9,595)	3,894	3,876

Income before cumulative effect of accounting change	44,856	11,576	35,076	67,758	68,473
Cumulative effect of accounting change, net of tax	—	—	—	—	(23,464)

Net income	$44,856	$11,576	$35,076	$67,758	$45,009

Basic earnings per common share:
Income from continuing operations	$1.43	$.40	$1.45	$2.07	$2.10
Income (loss) from discontinued operations	.01	(.02)	(.31)	.13	.12
Cumulative effect of accounting change	—	—	—	—	(.76)

Net income	$1.44	$.38	$1.14	$2.20	$1.46

Diluted earnings per common share:
Income from continuing operations	$1.42	$.39	$1.44	$2.06	$2.08
Income (loss) from discontinued operations	.01	(.02)	(.31)	.12	.12
Cumulative effect of accounting change	—	—	—	—	(.75)

Net income	$1.43	$.37	$1.13	$2.18	$1.45

Average common shares:
Basic	31,158	30,905	30,801	30,801	30,801
Diluted	31,396	31,108	31,060	31,060	31,060
Other data:
Balance sheet data (at end of period):
Total assets	$935,623	$609,697	$632,922	$660,572	$639,935
Long-term debt	239,115	6,144	28,296	21,170	9,996
Other long-term liabilities	26,520	18,906	20,538	23,509	24,080
Total stockholders’ equity	576,249	513,355	494,755	529,193	517,204

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(The following discussion and analysis presents the factors that had a material effect on our results of operations for the years ended December 31, 2006, 2005 and 2004. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.)

Results of Operations

The following table presents certain information concerning our financial results for operating income, including information presented as a percentage of consolidated net sales.

	Year Ended December 31
	2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$939,396	100.0%	$707,731	100.0%	$694,619	100.0%
Cost of sales	738,818	78.7	560,094	79.1	537,970	77.5

Gross profit	200,578	21.3	147,637	20.9	156,649	22.5
Operating costs and expenses:
Selling and distribution	74,884	8.0	60,976	8.6	61,484	8.8
General and administrative:
Stock-based compensation	18,794	2.0	9,618	1.4	—	—
Other general and administrative	39,120	4.2	22,359	3.2	11,020	1.6

Total general and administrative	57,914	6.2	31,977	4.6	11,020	1.6
Amortization expense	3,268	.3	1,732	.2	1,477	0.2
Management fee paid to Dean Foods	—	—	2,940	.4	11,100	1.6
Other operating (income) expense-net	(19,842)	(2.2)	21,423	3.0	—	—

Total operating costs and expenses	116,224	12.3	119,048	16.8	85,081	12.2

Total operating income	$84,354	9.0%	$28,589	4.1%	$71,568	10.3%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales — Net sales increased approximately 32.7% to $939.4 million for the year ending December 31, 2006, compared to $707.7 million for the year ending December 31, 2005. Net sales by segment are shown in the table below.

	Consolidated Net Sales
			$ Increase/	% Increase/
	2006	2005	(Decrease)	Decrease
	(Dollars in thousands)

Pickles	$326,313	$320,143	$6,170	1.9%
Non-dairy powdered creamer	267,385	263,769	3,616	1.4
Soup and infant feeding	224,189	—	224,189	—
Other	121,509	123,819	(2,310)	(1.9)

Total	$939,396	$707,731	$231,665	32.7%

The increase in net sales was primarily driven by the acquisition of the soup and infant feeding business in the second quarter of 2006. Sales increases in both the pickle and non-dairy powdered creamer segment in 2006 were slightly offset by decreased sales in other products. Sales in the pickle segment increased 1.9% as a result of the acquisition of the Oxford Pickle business in the first quarter of 2006. Net sales in the non-dairy powdered creamer segment increased 1.4% to $267.4 million for 2006 from $263.8 million in the prior year primarily due to price increases effective in the first quarter of 2006 to offset rising commodity costs. Net sales of other products decreased 1.9% to $121.5 million in 2006 from $123.8 million in the prior year primarily due to decline in co-pack refrigerated sales.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales decreased to 78.7% in 2006 from 79.1% in the prior year. We experienced increased raw material and packaging costs that we were able to partially offset with increased operating efficiencies and increases in the prices of our products. We also continued to experience increases in certain commodity costs such as casein and coconut oil compared to the prior year. See — “Results by Segment.”

Operating Costs and Expenses — Operating expenses decreased to $116.2 million in 2006 compared to $119.0 million in 2005. The decrease in 2006 resulted from the following:

Selling and distribution expenses increased $13.9 million primarily due to the acquisition of the soup and infant feeding business in the second quarter of this year. Excluding soup and infant feeding expenses, our selling and distribution expenses decreased $2.5 million. Despite higher fuel prices, which we estimate added approximately $5.2 million to distribution costs in 2006 compared to the prior year, we were able to offset the fuel price increases with strategic initiatives that increased operating efficiencies and lowered our overall outbound freight costs.

General and administrative expenses increased $25.9 million in 2006 compared to 2005, primarily for the following reasons: (1) a full year of stock-based compensation expense compared to six months in 2005 that increased operating expenses by $9.2 million, (2) full year cost of the TreeHouse management team and costs associated with becoming a publicly held company such as Sarbanes Oxley compliance and audit fees, which in total increased operating expense by $9.5 million compared to 2005, and (3) additional costs associated with the soup and infant feeding acquisition of $7.2 million.

Amortization expenses increased to $3.3 million in 2006 from $1.7 million in 2005 largely due to the acquisition of the Soup and Infant Feeding Business. In 2005, a $2.9 million management fee was paid to Dean Foods. No management fees were paid to Dean Foods in 2006.

Other operating expense in 2006 includes a $29.4 million curtailment gain generated as a result of transferring the postretirement medical benefits of certain union employees from a company funded plan to a multiemployer union sponsored plan. In 2006, we also recorded an $8.2 million charge to write down the Mocha Mix® trademark to reflect a reduction in its realizable value. Also included in 2006 is the income from the sale of the La Junta, Colorado distribution center of $1.3 million, offset by $2.6 million of costs associated with the closing of the La Junta, Colorado facilities. In 2005, we recognized $2.3 million of income from the sale of our Cairo, Georgia facility and the settlement of a high fructose corn syrup class action litigation, which were offset by $9.7 million of transaction expenses associated with the spin off of TreeHouse from Dean Foods and impairment of trademarks and other intangibles of $4.7 million. We also recorded $9.9 million of expenses associated with closing our La Junta, Colorado pickle plant in the fourth quarter of 2005.

Operating Income — Operating income in 2006 was $84.3 million, an increase of $55.7 million, or 195.0% from operating income of $28.6 million in 2005, largely as a result of the acquisition of the soup and infant feeding business and the $29.4 million curtailment gain of postretirement benefits. Our operating margin was 9.0% in 2006 as compared to 4.1% in the prior year.

Income Taxes — Income tax expense was recorded at an effective rate of 37.9% for 2006 compared to 55.3% in the prior year. The non-deductibility of the $9.7 million of Distribution expenses for tax purposes in 2005 resulted in a higher effective tax rate compared to 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 — Results by Segment

Pickles —

	Year Ended December 31
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$326,313	100.0%	$320,143	100.0%
Cost of sales	262,016	80.3	257,548	80.4

Gross profit	64,297	19.7	62,595	19.6
Freight out and commissions	21,423	6.6	21,128	6.6

Adjusted gross margin	$42,874	13.1%	$41,467	13.0%

Net sales in the pickles segment increased by approximately $6.2 million, or 1.9%, for the year ended December 31, 2006 compared to the prior year 2005.

	Dollars	Percent
	(Dollars in thousands)

2005 Net sales	$320,143
Volume/mix	(21,807)	(6.8)%
Acquisitions	17,566	5.4
Pricing	10,411	3.3

2006 Net sales	$326,313	1.9%

The increase in net sales from 2005 to 2006 resulted primarily from the acquisition of the Oxford Pickle business in the first quarter of 2006. Price increases were taken in all distribution channels during the first quarter of 2006 due to rising raw material, packaging and natural gas costs. Sales volumes before the acquisition of the Oxford Pickle business declined 6.8% in the twelve months of 2006, compared to a year ago primarily in the retail and foodservice (excluding Oxford) pickle category. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 4.6% in 2006, compared to the prior year.

Cost of sales as a percentage of net sales decreased from 80.4% in 2005 to 80.3% in 2006 primarily as a result of price increases taken in the first quarter of 2006 which offset increases in packaging and raw material. Operational savings were also generated due to closing the La Junta, Colorado pickle plant in the second quarter of 2006. Raw material and packaging increases in 2006 include (1) a 2% increase in glass costs due in part to rising natural gas prices, (2) a 9% increase in plastic containers due to rising resin costs, (3) a 27% increase in sweeteners, and (4) a 19% increase in vinegar costs.

Freight out and commissions paid to independent brokers increased $0.3 million or 1.4%, to $21.4 million in 2006 compared to $21.1 million in 2005 as a result of an increase in freight out costs attributable to higher gasoline and diesel fuel costs.

Non-dairy powdered creamer —

	Year Ended December 31
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$267,385	100.0%	$263,769	100.0%
Cost of sales	203,782	76.2	208,867	79.2

Gross profit	63,602	23.8	54,902	20.8
Freight out and commissions	12,780	4.8	13,844	5.2

Adjusted gross margin	$50,822	19.0%	$41,058	15.6%

Net sales in the non-dairy powdered creamer segment increased by $3.6 million, or 1.4%, in 2006 compared to the prior year. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2005 Net sales	$263,769
Volume	(4,703)	(1.8)%
Pricing	8,319	3.2

2006 Net sales	$267,385	1.4%

In the first quarter of 2006, we increased our prices in response to significant increases in raw material costs such as corn syrup and packaging. Our case sales volumes decreased by approximately 1.8% due to continued increased retail branded promotional spending from our competitors. According to Information Resources, Inc. retail sales of shelf stable creamer decreased 6.2% in 2006 versus the prior year.

Cost of sales as a percentage of net sales decreased from 79.2% in 2005 to 76.2% in 2006, as price increases to our customers offset increases in raw material, packaging and energy costs, combined with improvements in operating efficiencies. Increases in raw material costs included a 25% increase in corn syrup, coupled with a 31% increase in sucrose in 2006 compared to 2005. Packaging costs also increased by 12% in 2006 driven by higher resin costs. Natural gas costs increased 3% in 2006 compared to the prior year.

Freight out and commissions paid to independent brokers decreased $1.0 million to $12.8 million in 2006 compared to $13.8 million in 2005 primarily as a result of the decrease in net sales volume. Freight out and commissions as a percentage of net sales decreased from 5.2% in 2005 compared to 4.8% in 2006, as a result of the relatively smaller increase in freight out and commission dollars compared to the increase in sales dollars.

Soup and infant feeding —

	Eight Months Ended December 31
	2006
	Dollars	Percent

Net sales	$224,189	100.0%
Cost of sales	180,594	70.5

Gross profit	43,595	19.5
Freight out and commissions	13,220	5.8

Adjusted gross margin	$30,375	13.7%

Net sales for the eight month period ending December 31, 2006 for soup and infant feeding includes the period from April 24, 2006, the date of acquisition, through December 31, 2006. Revenues in the eight months ended December 31, 2006 increased 10.7% compared to 2005 primarily due to additional revenues under co-pack arrangements.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales — Net sales increased approximately 1.9% to $707.7 million for the year ending December 31, 2005, compared to $694.6 million for the year ending December 31, 2004. Net sales by segment are shown in the table below.

	Consolidated Net Sales
			$ Increase/	% Increase/
	2005	2004	(Decrease)	Decrease
	(Dollars in thousands)

Pickles	$320,143	$339,249	$(19,106)	(5.6)%
Non-dairy powdered creamer	263,769	240,644	23,125	9.6%
Other	123,819	114,726	9,093	7.9%

Total	$707,731	$694,619	$13,112	1.9%

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.1% in 2005 from 77.5% in the prior year. We experienced increased raw material and packaging costs that we were unable to fully pass on to our customers. Higher fuel and energy costs increased significantly in the third and fourth quarter of 2005 largely as a result of Hurricanes Katrina and Rita. We also continued to experience increases in certain commodity costs such as casein and coconut oil compared to the prior year. See — “Results by Segment.”

Operating Expenses — Operating expenses increased to $119.0 million in 2005 compared to $85.1 million for 2004. The increase in 2005 resulted from four events:

•	the creation of TreeHouse and hiring of its management team

•	costs associated with the spin-off of TreeHouse from Dean Foods

•	the adoption of Statement of Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment” in the third quarter, which increased operating expenses by $9.6 million, and

•	the closing of our La Junta, Colorado pickle plant.

Selling and distribution expenses decreased $0.5 million primarily due to a reduction of sales and marketing personnel in the fourth quarter of 2004 and lower trade marketing expenses. These decreases were offset somewhat by higher fuel prices, which we estimate added a total of approximately $1.7 million to distribution costs in 2005 compared to 2004. TreeHouse corporate costs of $21.8 million, including $9.6 million related to share based compensation under SFAS 123(R), are included in general and administrative expense. The transaction costs to complete the spin-off are included in other operating expense in the amount of $9.7 million. These costs, which include legal, accounting and other professional fees and an investment banking fee incurred in completing the spin-off, are considered by TreeHouse to be a one-time expense unique to this transaction. We also announced the closing of our La Junta, Colorado pickle plant in the fourth quarter of 2005 to reduce pickle manufacturing capacity and recorded closing expenses of $9.9 million, which are included in other operating expenses. Expenses associated with this closing include property and equipment impairments, employee severance, and lease termination expenses. In addition, we recorded impairment expenses of $4.7 million related to certain trademarks and other intangibles. Other operating expense also includes three items which partially offset the increased expenses above. We received $1.1 million in the second quarter and $0.1 million in the fourth quarter as a settlement for participating in a high fructose corn syrup class action antitrust litigation. We also sold our Cairo, Georgia facilities and a tank yard facility in the second quarter that generated gains of $1.2 million and $0.5 million, respectively.

Operating Income — Operating income in 2005 was $28.6 million, a decrease of $43.0 million, or 60% from operating income of $71.6 million in 2004 as a result of the distribution spin related expenses, the adoption of SFAS 123(R), TreeHouse corporate costs, the La Junta, Colorado plant closing and higher raw material and packaging expenses incurred in 2005. Our operating margin was 4.1% in 2005 as compared to 10.3% in the prior year.

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

	Dollars	Percent
	(Dollars in thousands)

2004 Net sales	$339,249
Volume	(23,413)	(6.9)%
Pricing	4,307	1.3

2005 Net sales	$320,143	(5.6)%

The decrease in net sales from 2004 to 2005 resulted primarily from volume declines to retail customers. We lost the business of a large retail customer in the third quarter of 2004; in addition, according to Information Resources, Inc., the dollar volume of pickle sales by all retail grocers was down 5.5% compared to 2004.

Cost of sales as a percentage of net sales increased from 79.1% in 2004 to 80.4% in 2005 primarily as a result of significant increases in packaging, raw material, labor, energy and overhead costs. Increases in 2005 include (1) a 4% increase in glass costs due in part to rising natural gas prices, (2) a 14% increase in plastic containers due to rising resin costs, and (3) a 35% increase in natural gas costs.

Freight out and commissions paid to independent brokers decreased $1.4 million or 6.4%, to $21.1 million in 2005 compared to $22.6 million in 2004 as a result of lower volume. However, freight out and commissions decreased slightly as a percentage of net sales to 6.6% in 2005 compared to 6.7% in 2004, due to a decrease in commission rates offset by an increase in freight out costs attributable to higher gasoline and diesel fuel costs.

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

Net sales in the non-dairy powdered creamer segment increased by $23.1 million, or 9.6%, in 2005 compared to the prior year. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2004 Net sales	$240,644
Volume	15,832	6.6%
Pricing	7,293	3.0

2005 Net sales	$263,769	9.6%

In the first quarter of 2005, we increased our prices in response to significant increases in raw material costs such as casein. Due to continued significant increases in packaging, commodities and natural gas costs we increased our prices again late in the fourth quarter of 2005. Our case sales volumes increased by approximately 6.6% due to strong retail private label growth and a steady increase in our bulk and export businesses.

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

When we were part of Dean Foods, our cash was swept regularly by Dean Foods. Dean Foods also funded our operating and investing activities as needed. Our transfers of cash both to and from Dean Foods’ cash management system are reflected on our balance sheets as “Dean Foods’ net investment.” Dean Foods did not allocate the interest expense related to its receivables-backed facility or other financing obligations to its segments, except for specific borrowings for industrial revenue bonds. Therefore, the interest expense reflected in our Consolidated Financial Statements relates to capital leases, senior notes and the line of credit for those periods.

	Year Ended December 31
	2006	2005
	(In thousands)

Cash provided by operating activities	$59,626	$51,808
Capital spending	$11,374	$14,244

Net cash provided by operating activities increased by $7.8 million in 2006 compared to 2005 due to:

•	an increase in net income plus non-cash items of $30.7 million

•	an increase in working capital of $19.4 million in 2006 due primarily to the post acquisition increase in working capital of the soup and infant feeding business, compared to a decrease in working capital of $1.3 million in 2005, and

•	a decrease in cash provided by discontinued operations of $2.1 million.

Net cash used in investing activities was $296.8 million in 2006 compared to $14.2 million in 2005, an increase of $282.6 million due to the acquisition of the soup and infant feeding business and the Oxford book of business.

We received $1.5 million as the result of stock option exercises in 2006 compared to $2.5 million in 2005 and paid $2.6 million in financing costs related to our $500 million revolving line of credit and $100 million issuance of senior notes.

Current Debt Obligations

At December 31, 2006 we had $130 million in borrowings under our revolving credit agreement, senior notes of $100 million and $9.7 million consisting of capital leases and other obligations.

Our short-term financing needs primarily are for financing working capital during the year. Due to the seasonality of pickle production driven by the cucumber harvest cycle, which occurs primarily during the spring and summer, pickle inventories generally are at a low point in late spring and at a high point during the fall increasing our working capital requirement. In addition, we build inventories of soup in the summer months in anticipation of large seasonal shipments that begin late in the third quarter. Our long-term financing needs will depend largely on potential acquisition activity. At December 31, 2006, we had $130 million in borrowings under our $500 million revolving credit facility. In addition, at December 31, 2006, there were $3.7 million of letters of credit under the revolver that were issued but undrawn. We are currently in compliance with all covenants contained in our credit agreements. Our credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy.

See Note 9 to our Consolidated Financial Statements.

The table below summarizes our obligations and commitments to make future payments as of December 31, 2006.

		Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Indebtedness, Purchase & Lease Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Revolving credit facility(1)	$165,959	$7,705	$15,411	$142,843	$—
Senior notes(2)	140,703	6,030	12,060	12,060	110,553
Capital lease obligations(3)	12,630	1,049	1,916	1,770	7,895
Purchasing obligations(4)	56,545	32,599	12,849	1,943	9,154
Operating leases(5)	45,639	10,287	16,244	11,894	7,214

Total	$421,476	$57,670	$58,480	$170,510	$134,816

(1)	Revolving credit facility obligation includes principal of $130 million and interest at an average rate of 5.93% at December 31, 2006.

(2)	Senior note obligation includes principal and interest payments based on fixed interest note of 6.03%. Principal payment is due September 30, 2013. See Note 9 for details.

(3)	Payments required under long term capitalized lease contracts.

(4)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, primarily cucumbers. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(5)	In accordance with GAAP, these obligations are not reflected in the accompanying balance sheets. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases, that have or are reasonably likely to have a material effect on our consolidated financial statements.

Long-Term Liabilities

Certain employees participate in retirement plans and postretirement plans. These plans offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.

For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. We contributed $2.5 million to the pension plans and approximately $0.1 million to the postretirement health plans in 2006.

Revolving Credit Facility — On August 31, 2006, we entered into Amendment No. 1 to our unsecured revolving Credit Agreement (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 1 extends the termination date of the Credit

Agreement to August 31, 2011, increases the aggregate commitment amount of the Credit Agreement to $500 million and amends certain definitions and rates which result in reductions in interest and various fees payable to the lenders under the Credit Agreement. This agreement also includes a $75 million letter of credit sublimit, against which $3.7 million in letters of credit have been issued, but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of December 31, 2006. We believe that, given our current cash position, our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

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

Future Capital Requirements

Capital expenditures were $11.4 million in 2006 compared to $14.2 million in 2005. We expect capital spending programs to increase in 2007 as a result of including a full twelve months of the soup and infant feeding segment. Capital spending in 2007 will focus on plant efficiencies and upgrades to our Pittsburgh plant’s water and power systems.

Known Trends and Uncertainties

Prices of Raw Materials

We were adversely affected by rising input costs during 2006 and 2005, and we expect our financial results to continue to be adversely affected by high input costs throughout 2007.

Many of the raw materials used in our products rose to unusually high levels during 2006, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. Fluctuating fuel costs are also impacting our results. Prices for many of these raw materials and packaging materials are expected to remain high. For competitive reasons, we may not be able to pass along increases in raw materials and other input costs as we incur them.

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

Critical Accounting Policies

“Critical accounting policies” are defined as those that are both most important to the portrayal of a company’s financial condition and results and that require our most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to our Consolidated Financial Statements for a detailed discussion of these and other accounting policies.

Accounts Receivable — We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. As these factors change, our estimates change and we could accrue different amounts for doubtful accounts in different accounting periods. At December 31, 2006, our allowance for doubtful accounts was $227,000, or approximately 0.4% of the accounts receivable balance. The allowance for doubtful accounts, expressed as a percent of accounts receivable, was approximately 1% at December 31, 2005. Each 0.10% change in the ratio of allowance for doubtful accounts to accounts receivable would impact bad debt expense by approximately $60,000. We also maintain an allowance for customer promotional programs, marketing co-op programs and other sales and marketing expenses. This allowance is based on historical rolling twelve month average program activity and can fluctuate due to the level of sales and marketing programs. This allowance was $11.3 million and $7.2 million at December 31, 2006 and 2005, respectively.

Goodwill and Intangible Assets — Our goodwill and intangible assets totaled $441.4 million as of December 31, 2006 resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.

We believe that a trademark has an indefinite life if it has sufficient market share and a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives. Determining the expected life of a trademark requires considerable management judgment and is based on an evaluation of a number of factors including the competitive environment, market share, trademark history and anticipated future trademark support.

Indefinite lived trademarks and goodwill are evaluated for impairment annually in the fourth quarter, or more frequently if other events occur, to ensure that fair value continues to exceed the related book value. An indefinite lived trademark is impaired if its book value exceeds fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. A reporting unit can be a segment or an operating division. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows. Future business results could impact the evaluation of our goodwill and intangible assets.

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

We recognized impairment expenses for trademarks and other intangibles of $8.2 and $4.7 million for years ending December 31, 2006 and 2005, respectively. We did not recognize any impairment charges during 2004.

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

Stock-based Compensation — For the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments.” The company elected to use the modified prospective application of SFAS 123(R) for these awards issued prior to July 1, 2005. Income from continuing operations before tax for the years ended December 31, 2006 and December 31, 2005 included share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $18.8 million and $9.6 million, respectively. The lower amount of expense in 2005 was due to having only six months of stock-based compensation expense.

The fair value of each stock option, restricted stock and restricted stock unit award (the “Awards”) is estimated on the date of grant using the assumptions noted in the following table and the market price of the Company’s stock on the date of grant. The stock options were valued using a Black Scholes model and the restricted stock and restricted stock units were valued using a Monte Carlo simulation. Because valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Share-based compensation expense, as calculated and recorded under SFAS No. 123(R), could have been impacted if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. We use an independent third party to assist in determining these assumptions. See Note 11 to the Consolidated Financial Statements for additional information. As the Company’s stock was not publicly traded prior to June 27, 2005, expected volatilities are based on the implied historical volatilities from peer companies and other factors. The Company has estimated that all employees will complete the required service conditions associated with the restricted stock and restricted stock unit awards. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the implied service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company did not make any restricted stock or restricted stock unit awards in 2006. The assumptions used to calculate the option awards granted in 2006 and the restricted stock unit awards in 2005 are presented below.

	Stock Options	Restricted Stock	Restricted Stock Units

Expected volatility	28.5%	27.8%	27.8%
Expected dividends	—	—	—
Expected term	6.0 years	1.35 - 3.15 years	1.20 - 3.14 years
Risk-free interest rate	5.18%	3.76%	3.76%

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2006 and 2005, we recorded accrued liabilities related to these retained risks of $8.4 million and $8.0 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history and cost trends could result in substantially different results in the future.

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

In 2005 we retained investment consultants to assist our Investment Committee with the transition of plan assets to a master trust and to help our Investment Committee formulate a long-term investment policy for the newly established master trust. Our current asset mix guidelines under the investment policy target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2006, our master trust was invested as follows: equity securities of 59%; fixed income securities of 35%; and cash and cash equivalents of 6%.

We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plan’s investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 7.6%.

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, generally accepted accounting principles require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 5.75% at December 31, 2006.

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would increase our annual pension expense by less than $100,000 in either case. In addition, a 1% increase in assumed healthcare costs trends would increase the aggregate annual postretirement medical expense by approximately $114,000.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments as of December 31, 2006, which could expose us to significant market risk. In addition, all of our foreign sales are transacted in U.S. dollars. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance under our revolving credit facility, as of December 31, 2006, each 1% rise in our interest rate would increase our interest expense by approximately $1.3 million annually.

Input Cost

The costs of other raw materials, as well as packaging materials and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2006, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.

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

Our Consolidated Financial Statements for 2006 are included in this report on the following pages.

REPORT OF MANAGEMENT RESPONSIBILITIES

Management of TreeHouse Foods, Inc. is responsible for the fairness and accuracy of the consolidated financial statements. The statements have been prepared in accordance with accounting principles generally accepted in the United States, and in the opinion of management, the financial statements present fairly the Company’s financial position, results of operations and cash flows.

Management has established and maintains accounting and internal control systems that it believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures and our Standards of Business Conduct for Officers and Employees are important elements of these control systems. We maintain a strong internal audit program that independently evaluates the adequacy and effectiveness of internal controls. Appropriate actions are taken by management to correct any control weaknesses identified in the audit process.

The Board of Directors, through its Audit Committee consisting solely of independent directors, meets periodically with management, internal audit and the independent registered public accounting firm to discuss internal control, auditing and financial reporting matters. To ensure independence, both the internal audit department and Deloitte & Touche LLP have direct access to the Audit Committee.

The Audit Committee reviewed and approved the Company’s annual financial statements and recommended to the full Board of Directors that they be included in the Annual Report.

/s/ SAM K. REED	/s/ DENNIS F. RIORDAN

Sam K. Reed	Dennis F. Riordan
Chairman and Chief Executive Officer	Sr. Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and Parent’s net investment, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans” effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Chicago, Illinois

February 26, 2007

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$6	$8,001
Receivables, net of allowance for doubtful accounts of $227 and $320	56,393	34,636
Inventories, net	215,766	114,562
Deferred income taxes	—	2,569
Assets of discontinued operations	1,604	1,970
Prepaid expenses and other current assets	11,002	4,922

Total current assets	284,771	166,660
Property, plant and equipment, net	207,197	117,438
Goodwill	382,582	293,374
Identifiable intangible and other assets, net	61,073	32,225

Total	$935,623	$609,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$87,687	$61,457
Deferred income taxes	1,216	—
Current portion of long-term debt	543	321
Liabilities of discontinued operations	—	93

Total current liabilities	89,446	61,871
Long-term debt	239,115	6,144
Deferred income taxes	4,293	9,421
Other long-term liabilities	26,520	18,906
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value of $0.01 per share, 40,000,000 shares authorized, 31,202,473 and 31,087,773 shares issued and outstanding, respectively	312	311
Additional paid-in capital	536,934	516,071
Retained earnings (deficit)	44,108	(748)
Accumulated other comprehensive (loss)	(5,105)	(2,279)

Total stockholders’ equity	576,249	513,355

Total	$935,623	$609,697

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2006	2005	2004
	(In thousands, except per share data)

Net sales	$939,396	$707,731	$694,619
Cost of sales	738,818	560,094	537,970

Gross profit	200,578	147,637	156,649
Operating costs and expenses:
Selling and distribution	74,884	60,976	61,484
General and administrative	57,914	31,977	11,020
Amortization expense	3,268	1,732	1,477
Management fee paid to Dean Foods	—	2,940	11,100
Other operating (income) expenses, net	(19,842)	21,423	—

Total operating costs and expenses	116,224	119,048	85,081

Operating income	84,354	28,589	71,568
Other (income) expense:
Interest expense	12,985	1,223	710
Interest income	(665)	(7)	—
Other (income) expense, net	—	(66)	116

Total other expense	12,320	1,150	826

Income from continuing operations before income taxes	72,034	27,439	70,742
Income taxes	27,333	15,174	26,071

Income from continuing operations	44,701	12,265	44,671
Income (loss) from discontinued operations, net of tax expense (benefit) of $95, $(437) and $(5,713), respectively	155	(689)	(9,595)

Net income	$44,856	$11,576	$35,076

Weighted average common shares:
Basic	31,158	30,905	30,801
Diluted	31,396	31,108	31,060
Basic earnings per common share:
Income from continuing operations	$1.43	$.40	$1.45
Income (loss) from discontinued operations	.01	(.02)	(.31)

Net income	$1.44	$.38	$1.14

Diluted earnings per common share:
Income from continuing operations	$1.42	$.39	$1.44
Income (loss) from discontinued operations	.01	(.02)	(.31)

Net income	$1.43	$.37	$1.13

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
PARENT’S NET INVESTMENT

						Accumulated
						Other
			Additional		Retained	Comprehensive	Total
	Common Stock		Paid-In-	Parent’s Net	Earnings	Income	Stockholders’	Comprehensive
	Shares	Amount	Capital	Investment	(Deficit)	(Loss)	Equity	Income
	(In thousands)

Balance, January 1, 2004	—	$—	$—	$530,359	$—	$(1,166)	$529,193

Net Income	—	—	—	35,076	—	—	35,076	$35,076
Net cash activity with Parent	—	—	—	(65,909)	—	—	(65,909)	—
Non-cash activity with Parent	—	—	—	(2,309)	—	—	(2,309)	—
Minimum pension liability adjustment, net of tax benefit of $785	—	—	—	—	—	(1,296)	(1,296)	(1,296)

Comprehensive income	—	—	—	—	—	—	—	$33,780

Balance, December 31, 2004	—	—	—	497,217	—	(2,462)	494,755

Issuance of common stock	30,801	308	—	—	—	—	308	—
Stock options exercised, including tax benefit of $2,283	287	3	4,807	—	—	—	4,810	—
Stock-based compensation	—	—	9,618	—	—	—	9,618	—
Net Income (loss)	—	—	—	12,324	(748)	—	11,576	11,576
Net activity with Parent	—	—	—	(7,895)	—	—	(7,895)	—
Parent Investment	—	—	501,646	(501,646)	—	—	—	—
Minimum pension liability adjustment net of tax benefit of $18	—	—	—	—	—	183	183	183

Comprehensive Income	—	—	—	—	—	—	—	$11,759

Balance, December 31, 2005	31,088	311	516,071	—	(748)	(2,279)	513,355

Stock options exercised, including tax benefit of $624	114	1	2,105	—	—	—	2,106	—
Stock-based compensation	—	—	18,794	—	—	—	18,794	—
Net Income	—	—	—	—	44,856	—	44,856	44,856
Adjustment of deferred taxes related to Distribution	—	—	(36)	—	—	—	(36)	—
Minimum pension liability adjustment net of tax benefit of $1,461	—	—	—	—	—	2,279	2,279	2,279
Initial impact upon adoption of SFAS 158:
Pension — net of taxes $2,009	—	—	—	—	—	(3,155)	(3,155)
Postretirement obligation — net of taxes of $549	—	—	—	—	—	(875)	(875)
Loss on derivatives — net of tax of $710	—	—	—	—	—	(1,128)	(1,128)	(1,128)
Amortization of loss on derivatives — net of tax $34	—	—	—	—	—	53	53	53

Comprehensive Income	—	—						$46,060

Balance, December 31, 2006	31,202	$312	$536,934	$—	$44,108	$(5,105)	$576,249

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$44,856	$11,576		$35,076
Loss (Income) from discontinued operations	(155)	689		9,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,383	15,209		13,386
Amortization	3,268	1,732		1,477
Stock-based compensation	18,794	9,618		—
(Gain) loss on disposition of assets	(728)	56		278
Write-down of impaired assets	8,200	14,536		—
Deferred income taxes	12,964	(4,861)		7,805
Curtailment of postretirement benefit obligation	(29,409)	—		—
Interest rate swap amortization	53	—		—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(20,495)	1,640		(1,236)
Inventories	(23,219)	2,261		17,368
Prepaid expenses and other assets	(1,938)	(3,331)		835
Accounts payable, accrued expenses and other liabilities	26,276	736		(1,106)

Net cash provided by continuing operations	59,850	49,861		83,478
Net cash provided by discontinued operations	(224)	1,947		7,713

Net cash provided by operating activities	59,626	51,808		91,191
Cash flows from investing activities:
Additions to property, plant and equipment	(11,374)	(14,244)		(21,990)
Cash outflows for acquisitions and investments	(287,701)	—		—
Proceeds from sale of fixed assets	2,150	14		—

Net cash (used in) continuing operations	(296,925)	(14,230)		(21,990)
Net cash provided by (used in) discontinued operations	147	—		(732)

Net cash used in investing activities	(296,778)	(14,230)		(22,722)
Cash flows from financing activities:
Proceeds from issuance of debt	350,000	65,872		—
Repayment of debt	(120,362)	(65,934)		(3,500)
Payments of deferred financing costs	(2,587)	(808)		—
Net activity with Dean Foods prior to Distribution	—	(33,682)		(65,909)
Tax savings on equity compensation	624	2,283		—
Proceeds from stock option exercises	1,482	2,527		—
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	229,157	(29,742)		(69,409)

Increase (decrease) in cash and cash equivalents	(7,995)	7,836		(940)
Cash and cash equivalents, beginning of period	8,001	165		1,105

Cash and cash equivalents, end of period	$6	$8,001		$165

Non cash transactions with Dean Foods prior to Distribution:
Termination of receivables backed facility	$—	$21,983		$—
Transfer of Refrigerated Products net assets	$—	$4,586		$—
Elimination of deferred compensation liability	$—	$1,137	$

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended December 31, 2006, 2005 and 2004)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BACKGROUND AND BASIS OF PRESENTATION

Our Consolidated Financial Statements include the accounts of our wholly owned subsidiaries. All inter-company balances and transactions are eliminated in consolidation.

TreeHouse was formed on January 25, 2005 by Dean Foods in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty Foods Group segment, in addition to the Mocha Mix®, Second Nature® and foodservice salad dressings businesses conducted by other businesses owned by Dean Foods, to TreeHouse. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods’ common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) were completed on June 27, 2005 and TreeHouse commenced operations as an independent public company. Dean Foods has no continuing stock ownership in TreeHouse.

For periods prior to June 27, 2005, all of the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of our business that we describe in this report as “ours” are in fact the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of the businesses transferred to TreeHouse by Dean Foods. References in the accompanying Condensed Consolidated Financial Statements and in these Notes to “TreeHouse,” “Company,” “we,” “our” and “us” mean TreeHouse.

The fiscal year for the soup and infant feeding segment ended on December 24, 2006.

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

Intangible and Other Assets — Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life

Customer relationships	Straight-line method over 5 to 15 years
Trademarks/trade names	Straight-line method over 10 to 20 years
Non-competition agreements	Straight-line method over the terms of the agreements
Deferred financing costs	Straight-line method over the terms of the related debt

Goodwill and other intangible assets determined to have indefinite useful lives are not amortized. Instead, we conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually in the fourth quarter or more frequently if circumstances indicate that the carrying value may not be recoverable. To determine whether an impairment exists, we use present value techniques.

Stock-Based Compensation (Pre-Distribution) — Certain of our employees previously participated in stock-based compensation plans sponsored by Dean Foods that were settled in Dean Foods common stock. We elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for Dean Foods stock options held by our employees. As such, no compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date. Prior to the Distribution, the scheduled vesting of the Dean Foods stock options was as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Under the terms of the stock option agreements, the vesting of such options accelerated at the time of the Distribution. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” additional compensation expense, net of related taxes, would have been recognized of $0.3 million, and $1.3 million in 2005, 2004, respectively. The fair value of each stock option granted in 2004 was calculated using the Black-Scholes option-pricing model, with the following assumptions: expected volatility — 25%; no expected dividend; expected option term — 5 years; and risk-free rate of return — 3.57%. No Dean Foods stock options were granted to our employees in 2005.

Stock-Based Compensation (Post-Distribution) — Effective July 1, 2005, we adopted the requirements of SFAS 123(R) “Share-Based Payment.” This statement requires that compensation paid with equity instruments

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be measured at grant-date fair value and that the resulting expense be recognized over the relevant service period. Prior to the quarter beginning July 1, 2005, we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As such, no compensation expense was recognized prior to the quarter beginning July 1, 2005 as stock options were granted at exercise prices that were at or above market value at the grant date.

Sales Recognition and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer, title and risk of loss transfer to customers and there is a reasonable assurance of collection of the sales proceeds. Product is shipped FOB shipping point and FOB destination, depending on our agreement with the customer, and is accounted for in accordance with generally accepted accounting principles. In accordance with Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.

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

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $40.0 million, $31.1 million and $29.5 million in years 2006, 2005 and 2004, respectively.

Derivatives — We utilize derivatives financial instruments including interest rate swaps and forward purchase contracts to manage our exposure to interest rate and commodity price risks. We account for derivatives in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149. We do not hold or issue financial instruments for speculative or trading purposes. Refer to Note 9 for additional information.

Capital Lease Obligations — Capital lease obligations include various promissory notes related to lease obligations of property, plant and equipment. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations also represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of factors including claims history and expected trends. These accruals are developed by us in consultation with external insurance brokers and actuaries.

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

Research and Development Costs — We record research and development charges to expense as they are incurred. The expenditures totaled $1.0 million, $0.8 million and $0.8 million in 2006, 2005, and 2004, respectively.

Recently Issued Accounting Pronouncements — On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN No. 48 on our financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to (1) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employers’ fiscal year, and (3) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for our year ended December 31, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The requirement to measure plan assets and benefit obligations as of fiscal year end will not have an impact on our financial statements as all of our pension and postretirement plans are currently measured as of December 31, the end of our fiscal year. See Note 13 for more information regarding our pension and postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulleting (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the quantification of financial statement misstatements in order to eliminate the diversity in practice that currently exists among public companies. SAB No. 108 is required to be applied to annual financial statements for the first fiscal year ending after November 15, 2006. We adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB No. 108 did not have an impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits measurement of financial instruments and other certain items at fair value. SFAS No. 159 does not require any new fair value measurements. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that SFAS No. 157 is concurrently adopted. We are currently evaluating the impact SFAS No. 159 will have on our financial statements.

3.	ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

Acquisition — On April 24, 2006, we completed the acquisition of certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that are related to the Del Monte Foods Company (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness®, and (3) the food service soup business (hereinafter collectively referred to as the “Soup and Infant Feeding Business”), and assumed certain liabilities to the extent related thereto. Immediately following the completion of the acquisition, the Soup and Infant Feeding Business became a division of our operating subsidiary, Bay Valley Foods, LLC. The acquisition of the soup and infant feeding business expands our offerings, primarily in the private label market allowing us to provide a broader line of goods to our customers.

The purchase price paid for the soup and infant feeding business was $277.1 million, which includes acquisition related costs of $5.5 million and a working capital settlement of $4.0 million. In addition, postretirement, vacation pay, lease, and other liabilities of $37.4 million were assumed. The acquisition was financed through $250 million of borrowings under our existing $500 million credit facility, as amended August 31, 2006, and available cash balances.

The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based upon estimated fair market values at the date of acquisition. During the quarter ended September 30, 2006, we made adjustments to reflect the finalization of the working capital settlement and to reflect the results of the valuation report from the third party valuation firm. These

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments decreased goodwill related to the acquisition by $7.7 million. Also, in the quarter ended December 31, 2006, adjustments were made to reduce goodwill to reflect deferred taxes related to postretirement benefits of $12.0 million and a reduction in the liability for postretirement benefits of $1.4 million. We have made an allocation to the net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)

Inventory	$73,017
Property Plant and Equipment	100,121
Trade Name — Natures Goodness	8,000
Customer Relationships	28,100
Transition Services Agreement	1,100
Goodwill	89,208
Other Assets	14,939

Total Assets Purchased	314,485
Assumed Liabilities	(37,406)

Total Purchase Price	$277,079

We have recorded intangible assets of $125.3 million, including $89.2 million of goodwill, $8.0 million of trademark indefinite lived intangibles and $28.1 million of customer and contract related definite lived intangibles. The weighted average useful life of the definite lived intangibles is fifteen years and $28.1 million of the intangible asset value is expected to be deductible for income tax purposes.

The Company has entered into a transition services agreement with Del Monte Foods Company whereby Del Monte will continue to provide various administrative and information technology support services until the soup and infant feeding business can be fully integrated into TreeHouse, which is expected to occur by February 26, 2007.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma summary presents the effect of the soup and infant feeding business acquired during the second quarter of 2006 as though the business had been acquired as of January 1, 2005 and is based upon unaudited financial information of the acquired entity (in thousands, except per share data):

	Year Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)

Revenue as reported	$939,396	$707,731
Revenue of purchased businesses for the period prior to acquisition	95,199	310,956

Pro forma revenue	$1,034,595	$1,018,687

Net income as reported	$44,856	$11,576
Net income of purchased businesses for the period prior to acquisition	3,251	9,810

Pro forma net income	$48,107	$21,386

Earnings per share — basic
As reported	$1.44	$.38
Effect of purchased businesses for the period prior to acquisition	.10	.31

Pro forma earnings per share-basic	$1.54	$.69

Earnings per share-diluted
As reported	$1.43	$.37
Effect of purchased businesses for the period prior to acquisition	.10	.31

Pro forma earnings per share-diluted	$1.53	$.68

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

Assets, liabilities, net sales and income (loss) before taxes generated by our nutritional beverages business were as follows (in thousands):

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Assets	$1,604	$1,970	$5,944
Liabilities	—	93	1,431
Net sales	(10)	81	$22,166
Income (loss) before tax	250	(1,126)	(15,308)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES

	December 31
	2006	2005
	(In thousands)

Raw materials and supplies	$62,212	$37,521
Finished goods	163,294	83,280
LIFO reserve	(9,740)	(6,239)

Total	$215,766	$114,562

Approximately $84.2 million and $88.8 million of our inventory were accounted for under the LIFO method of accounting at December 31, 2006 and 2005, respectively. During 2006, we incurred a LIFO decrement, that increased our pre-tax income by $1.1 million.

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31
	2006	2005
	(In thousands)

Land	$5,198	$3,533
Buildings and improvements	66,700	53,433
Machinery and equipment	201,470	109,278
Construction in Progress	4,261	2,429

	277,629	168,673
Less accumulated depreciation	(70,432)	(51,235)

Total	$207,197	$117,438

6.	INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

			Soup &
			Infant
	Pickles	Powder	Feeding	Other	Total
		(In thousands)

Balance at December 31, 2004	$35,725	$195,751	$—	$77,219	$308,695
Purchase accounting adjustments	—	(720)	—	—	(720)
Deferred tax adjustments for differences in book versus tax basis	(1,694)	(9,246)	—	(3,661)	(14,601)

Balance at December 31, 2005	$34,031	$185,785	$—	$73,558	$293,374
Goodwill from acquisition	—	—	89,208	—	89,208

Balance at December 31, 2006	$34,031	$185,785	$89,208	$73,558	$382,582

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2006 and 2005 are as follows:

	December 31
	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$15,600	$—	$15,600	$22,800	$—	$22,800
Intangible assets with finite lives:
Customer-related	43,096	(7,856)	35,240	11,820	(5,632)	6,188
Non-compete agreement	1,026	(193)	833	26	(26)	—
Trademarks	7,600	(600)	7,000	—	—	—

Total other intangibles	$67,322	(8,649)	$58,673	$34,646	$(5,658)	$28,988

Intangible assets acquired in the twelve months ended December 31, 2006 are customer related intangibles and non-compete agreement acquired in the pickle segment in February 2006 and the trademarks and customer lists resulting from the acquisition of the soup and infant feeding business in April 2006. Our pickle and soup and infant feeding trademarks are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely. During our 2006 impairment review, we determined that the trademarks for the Cremora® and Mocha Mix® brands can no longer be classified as indefinite lived and we will now amortize the remaining balance over the expected remaining lives of ten years and twenty years, respectively. Customer related intangibles are estimated to have a useful life of fifteen years and are being amortized over a fifteen year period on a straight line basis.

Amortization expense on intangible assets was $3.3 million, $1.7 million, and $1.5 million in the years ended December 31, 2006, 2005 and 2004, respectively. Estimated intangible asset amortization expense for the next five years is as follows:

2007	$4.2 million
2008	4.1 million
2009	3.9 million
2010	3.8 million
2011	2.6 million

Indefinite lived trademarks and goodwill are evaluated for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived trademarks and goodwill are impaired if their book value exceeds fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, we recognized impairment expense of $8.2 million related to our Mocha Mix® trademark. The impairment expense was recognized due to an anticipated continued decline in volume expected for Mocha Mix®. In addition, although an impairment charge is not necessary for our Cremora® brand, we expect to experience a continued decline in sales for that brand. As such, we will no longer consider the Mocha Mix® and Cremora® brands as indefinite lived intangibles and will begin amortizing the remaining intangible values for the Mocha Mix® and Cremora® brands over periods of 20 years and 10 years, respectively. The impairment loss is included in the “Other operating (income) expense, net” line in the Consolidated Statement of Income. The amount of impairment loss was determined using the relief from royalty method of valuation. Mocha Mix® sales are included in the “Other” segment, while Cremora® is included in the “Powder” segment.

We did not recognize any impairment expenses during 2004. During 2005, impairment expenses of $1.9 million and $2.6 million were related to the pickles and non-dairy powdered creamer segments, respectively, and $0.2 million was related to refrigerated products, which does not qualify as a reportable segment. The impairment expenses were recognized due to the Company’s strategic focus on private label instead of branded products. The impairment expenses were recorded in “Other operating (income) expense, net” in the Consolidated Statements of Income. The amount of impairment loss was determined using the relief from royalty method of valuation.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31
	2006	2005
	(In thousands)

Accounts payable	$51,097	$34,731
Payroll and benefits	24,656	12,440
Health insurance, workers’ compensation and other insurance costs	4,887	4,556
Other accrued liabilities	7,047	9,730

Total	$87,687	$61,457

8.	INCOME TAXES

The following table presents the 2006, 2005 and 2004 provisions for income taxes:

	Year Ended December 31
	2006(1)	2005(1)	2004(1)
	(In thousands)

Current taxes:
Federal	$12,359	$17,297	$16,670
State	2,010	2,738	810
Deferred income taxes	12,964	(4,861)	8,591

Total provision for income taxes	$27,333	$15,174	$26,071

(1)	Excludes $0.1 million, $(0.4) million and $(5.7) million income tax expense (benefit) related to discontinued operations in 2006, 2005 and 2004 respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Tax expense at statutory rates	$25,212	$9,603	$24,760
State income taxes	2,621	1,495	1,311
Non-deductible Distribution costs	—	3,399	—
Other	(500)	677	—

Total provision for income taxes	$27,333	$15,174	$26,071

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31
	2006	2005
	(In thousands)

Deferred income tax assets:
Pension and postretirement benefits	$6,065	$4,204
Accrued liabilities	7,521	8,129
Stock compensation	11,026	3,806

	24,612	16,139
Deferred income tax liabilities:
Depreciation and amortization	(27,037)	(20,228)
Asset valuation reserves	(3,084)	(2,763)

	(30,121)	(22,991)

Net deferred income tax liability	$(5,509)	$(6,852)

These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

	December 31
	2006	2005
	(In thousands)

Current assets	$—	$2,569
Current liabilities	(1,216)	—
Non-current liabilities	(4,293)	(9,421)

Total	$(5,509)	$(6,852)

No valuation allowance has been provided on deferred tax assets as management believes it is more likely than not that the deferred income tax assets will be fully recoverable.

The Americans Job Creation Act of 2004, enacted in October 2004, creates a new deduction for manufacturers for their domestic production activities. The effect on the company’s effective tax rate for continuing operations for 2006 and 2005 was a reduction of 0.4 and 1.1 percentage points, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LONG-TERM DEBT

	December 31
	2006	2005
	Amount	Amount
	Outstanding	Outstanding
	(In thousands)

Revolving credit facility	$130,000	$—
Senior notes	100,000	—
Capital lease obligations and other	9,658	6,465

	239,658	6,465
Less current portion	(543)	(321)

Total	$239,115	$6,144

The scheduled maturities of long-term debt, at December 31, 2006, were as follows (in thousands):

2007	$543
2008	520
2009	498
2010	515
2011	130,514
Thereafter	107,068

Total outstanding debt	$239,658

Revolving Credit Facility — On August 31, 2006, we entered into Amendment No. 1 to our unsecured revolving Credit Agreement (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 1 extends the termination date of the Credit Agreement to August 31, 2011, increases the aggregate commitment amount of the Credit Agreement to $500 million and amends certain definitions and rates which result in reductions in interest and various fees payable to the lenders under the Credit Agreement. This agreement also includes a $75 million letter of credit sublimit, against which $3.7 million in letters of credit have been issued, but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of December 31, 2006. We believe that, given our current cash position, our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.295% to 0.90%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on all commitments under the credit facility. Our average interest rate on debt outstanding under our Credit Agreement at December 31, 2006 was 5.93%.

The credit facility contains limitations on liens, investments, the incurrence of subsidiary indebtedness, mergers, dispositions of assets, acquisitions, material lines of business and transactions with affiliates. The credit facility restricts certain payments, including dividends, and prohibits certain agreements restricting the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability of our subsidiaries to make certain payments or to guarantee our obligations under the credit facility. The credit facility contains standard default triggers, including without limitation:

•	failure to pay principal, interest or other amounts due and payable under the credit facility and related loan documents

•	failure to maintain compliance with the financial and other covenants contained in the credit agreement

•	incorrect or misleading representations or warranties

•	default on certain of our other debt

•	the existence of bankruptcy or insolvency proceedings

•	insolvency

•	existence of certain material judgments

•	failure to maintain compliance with ERISA

•	the invalidity of certain provisions in any loan document, and

•	a change of control.

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

The Note Purchase Agreement contains covenants that will limit the ability of TreeHouse and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of December 31, 2006. Events of default include but are not limited to:

•	failure to pay principal or interest

•	breach of the Company’s covenants or warranties

•	any payment default or acceleration of indebtedness of TreeHouse or any subsidiary if the total amount of such indebtedness exceeds $25 million, and

•	events of bankruptcy, insolvency or liquidation involving the Company or its material subsidiaries.

Swap Agreement — In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in “accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheet. The total loss will be reclassified ratably to our statements of income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes. In 2006, $0.1 million of the loss was taken into interest expense. We

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipate that $0.3 million of the loss will be reclassified to interest expense in 2007. During the year ended December 31, 2006, there was no hedge ineffectiveness.

Receivables-Backed Facility — Prior to the Distribution, we participated in Dean Foods’ receivables-backed facility. We sold our accounts receivable to a wholly-owned special purpose entity controlled by Dean Foods. The special purpose entity transferred the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The securitization was treated as a borrowing for accounting purposes, and the assets and liabilities of the special purpose entity were fully reflected in our December 31, 2004 Consolidated Balance Sheet. The Dean Foods receivables-backed facility bore interest at a variable rate based on the commercial paper yield, as defined in the agreement. Dean Foods did not allocate interest related to the receivables-backed facility to its segments. Therefore, no interest costs related to this facility have been reflected in our Consolidated Income Statements. Effective April 1, 2005, we ceased to participate in Dean Foods’ receivables-backed facility.

Tax Increment Financing — On December 15, 2001, the Urban Development Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to TreeHouse as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2006, $3.3 million remains outstanding. Interest accrues at an annual rate of 6.61% for the $0.9 million traunch which is due on November 1, 2011; 6.71% for the $0.5 million traunch which is due on November 1, 2013; and 7.16% for the $1.9 million traunch which is due on May 1, 2019.

Capital Lease Obligations and Other — Capital lease obligations includes various promissory notes related to lease obligations of property, plant and equipment. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations also represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

10.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common stock distribution and issuance — The company has authorized 40 million shares of common stock with a par value of $.01 per share and 10 million shares of preferred stock with a par value of $.01 per share. No preferred stock has been issued.

Our common stock was distributed to Dean Foods’ stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods outstanding as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements, TreeHouse management purchased approximately 1.67% of TreeHouse common stock directly from Dean Foods in January 2005. These shares are equivalent to 513,353 shares on a post-Distribution basis. As of December 31, 2006, there were 31,202,473 shares issued and outstanding. There is no treasury stock and there is no remaining stock ownership by Dean Foods.

Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. For all periods prior to June 30, 2005, basic earnings per share are computed using our shares outstanding as of the date of the completion of the Distribution. The weighted average number of common shares used in the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the grant price. The restricted stock units and restricted stock awards are subject to market conditions for

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting. The market conditions for the restricted stock units were met as of December 31, 2006 and thus the incremental effect of the related restricted stock units were included in the diluted earnings per share calculation. The restricted stock market conditions for vesting were not met as of December 31, 2006, so these awards are excluded from the diluted earnings per share calculation.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended
	December 31
	2006	2005
	(In thousands)

Weighted average shares outstanding	31,158	30,905
Assumed exercise of stock options(1)	92	203
Assumed vesting of restricted stock units	146	—

Weighted average diluted common shares outstanding	31,396	31,108

(1)	The assumed exercise of stock options excludes 1.7 million options outstanding which were anti-dilutive for the year ended December 31, 2006.

11.	STOCK-BASED COMPENSATION

In connection with our spin-off from Dean Foods Company, our Board has adopted, and a majority of our stockholders has approved the TreeHouse Foods, Inc. 2005 Long-Term Incentive Plan. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee or, with respect to awards to employees who are below the position of senior vice president (or any analogous title) and not executive officers, and if the committee so designates, our Chief Executive Officer or such other officer or officers will, from time to time, determine the specific persons to whom awards under the Plan will be granted, the extent of any such awards and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, also will make all other necessary decisions and interpretations under the Plan.

Under the Plan, the Compensation Committee may grant awards of various types of equity-based compensation, including stock options, restricted stock and restricted stock units, performance shares and performance units and other types of stock-based awards, and cash-based compensation consisting of annual bonuses. The maximum number of shares that are available to be awarded under the Plan is 4,750,167.

As stated in Note 2, for the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments.” The company elected to use the modified prospective application of SFAS 123(R) for these awards issued prior to July 1, 2005. Income from continuing operations before tax for the years ended December 31, 2006 and 2005 included share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $18.8 million and $9.6 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was $7.1 million and $3.7 million for 2006 and 2005, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock options granted during 2006. Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. Options were also granted to our non-employee directors. All options granted have three year terms which vest one-third on each of the first three anniversaries of the grant date, and a maximum term of ten years.

			Weighted	Weighted Ave
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value

Outstanding, December 31, 2005	1,499,806	500,299	$26.27
Granted	417,080	45,000	$23.52
Forfeited	(146,752)	—	$27.96
Exercised	—	(114,700)	$12.92

Outstanding, December 31, 2006	1,770,134	430,599	$26.31	8.2	$10,866,759

Vested/expect to vest at December 31, 2006	1,705,891	422,594	$26.35	8.1	$10,297,029

Exercisable at December 31, 2006	458,685	358,403	$24.17	7.1	$6,045,657

During the year ended December 31, 2006, the total intrinsic value of stock options exercised was approximately $1.6 million. Stock options were exercised in 2005 with a total intrinsic value of $6.0 million. The aggregate intrinsic value of outstanding and exercisable options was $10.9 million and $6.0 million, respectively, at December 31, 2006 and $1.7 million and $1.7 million, respectively, at December 31, 2005. The tax benefit recognized from stock option exercises in 2006 was $0.6 million. Compensation cost related to unvested options totaled $11.6 million at December 31, 2006 and will be recognized over the remaining vesting period of the grants, which averages 1.7 years. The average grant date fair value of options granted in 2006 and 2005 was $9.05 and $11.04, respectively.

In addition to stock options, certain key management employees were granted restricted stock and restricted stock units pursuant to the terms of their employment agreements. Restricted stock generally vests one-third on each of January 27, 2006, 2007 and 2008. It is subject to a market condition that requires that the total shareholder return of TreeHouse exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test at January 27, 2007 through 2010 that allows for vesting of previously unvested grants if the total shareholder return test is met on a cumulative basis. Restricted stock units may vest one-third on each June 27, 2006, 2007 and 2008, but they are subject to the condition that the price of TreeHouse stock exceeds $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last measurement date of January 27, 2008. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units in the second quarter of 2005. As of December 31, 2006, 583,622 shares of restricted stock, along with 584,339 restricted stock units were outstanding, none of which were vested at December 31, 2006. Compensation expense relative to the restricted stock and restricted stock units totaled $12.8 million in 2006 and $6.9 million in 2005. Future compensation cost related to outstanding restricted stock

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units and shares of restricted stock totaled $9.4 million at December 31, 2006 and will be recognized over the next 2.3 years. The Company did not make a restricted stock or restricted stock unit award in 2006.

	Restricted	Restricted
	Stock	Stock Units

Unvested at January 1	630,942	616,802
Granted	—	—
Vested	—	—
Forfeited	(47,320)	(32,463)

Unvested at December 31	583,622	584,339

Prior to completion of the Distribution, Dean Foods converted options on Dean Foods stock held by Dean’s chairman and chief executive officer. These were converted on a pro-rata basis between options for Dean Foods and TreeHouse shares. As a result, there are 344,805 options outstanding as of December 31, 2006 which are exercisable at various prices. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share. During the year ended December 31, 2006, 114,700 options held by Dean’s chairman and chief executive officer were exercised at a total price of $1.5 million.

The fair value of each stock option, restricted stock and restricted stock unit award (the “Awards”) is estimated on the date of grant using the assumptions noted in the following table and the market price of the Company’s stock on the date of grant. The stock options were valued using a Black Scholes model and the restricted stock and restricted stock units were valued using a Monte Carlo simulation. Because valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company’s stock was not publicly traded prior to June 27, 2005, expected volatilities are based on the implied historical volatilities from peer companies and other factors. The Company has estimated that all employees will complete the required service conditions associated with the restricted stocks and restricted stock unit awards. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the implied service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions used to calculate the value of the option awards granted in 2006 and the restricted stock awards granted in 2005 are presented below.

	Stock Options	Restricted Stock	Restricted Stock Units

Expected volatility	28.5%	27.8%	27.8%
Expected dividends	—	—	—
Expected term	6.0 years	1.35 - 3.15 years	1.20 - 3.14 years
Risk-free interest rate	5.18%	3.76%	3.76%

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) net of tax, consists of the following components:

	Unrecognized		Accumulated
	Pension and	Derivative	Other
	Postretirement	Financial	Comprehensive
	Benefits	Instrument	Income (Loss)
	(In thousands)

Balance at December 31, 2004	$(2,462)	$—	$(2,462)
Other comprehensive income	183	—	183

Balance at December 31, 2005	(2,279)	—	(2,279)
Minimum pension liability adjustment	2,279	—	2,279
Impact of adoption of SFAS 158	(4,030)	—	(4,030)
Other comprehensive income	—	(1,075)	(1,075)

Balance at December 31, 2006	$(4,030)	$(1,075)	$(5,105)

13.	EMPLOYEE PENSION AND RETIREMENT BENEFIT PLANS

Pension and Postretirement Benefits — Certain of our employees and retirees participate in pension and other postretirement benefit plans previously sponsored by Dean Foods. At the time of the Distribution, the obligations related to such plans became the obligations of TreeHouse. The assets and liabilities related to the TreeHouse employees have been separated from the Dean Foods’ benefit plans into newly established TreeHouse benefit plans as described below. In addition, at the time of the acquisition of the soup and infant feeding business from Del Monte, the obligation related to that plan became the obligation of TreeHouse. Employee benefit plan obligations and expenses included in our Consolidated Financial Statements are determined based on plan assumptions; employee demographic data, including years of service and compensation; benefits and claims paid; and employer contributions.

Defined Contribution Plans — Certain of our non-union employees participated in savings and profit sharing plans sponsored by Dean Foods prior to the Distribution. These plans generally provided for salary reduction contributions to the plans on behalf of the participants of between 1% and 20% of a participant’s annual compensation and provided for employer matching and profit sharing contributions. Subsequent to the Distribution, TreeHouse established a new tax-qualified defined contribution plan to manage the portion of the assets related to TreeHouse employees. For 2006, 2005 and 2004, the Company made matching contributions to the plan of $1.4 million $1.1, million and $1.3 million, respectively.

Multiemployer Pension and Certain Union Plans — Prior to the Distribution, Dean Foods contributed to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. Subsequent to the distribution, TreeHouse assumed the obligations to make the contributions to the multiemployer pension plans. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The Multiemployer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multiemployer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. In 2006, 2005 and 2004, the contributions to these plans, which are expensed as incurred, were $1.7 million, $1.9 million and $1.4 million, respectively.

Defined Pension Plans — Dean Foods managed pension plan assets in a master trust for certain salaried and non-union employees and union employees covered by collective bargaining agreements, but not

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating in a multiemployer pension plan. Subsequent to the Distribution, TreeHouse established a new tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to TreeHouse eligible salaried and non-union employees and union employees not covered by a multi-employer pension plan. We also retained investment consultants to assist our Investment Committee with the transition of plan assets to the TreeHouse master trust and to assist in formulating a long-term investment policy for the master trust. Our current asset mix guidelines under the investment policy target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2006, our master trust was invested as follows: equity securities of 59%; fixed income securities of 35%; and cash and cash equivalents of 6%. The measurement date for the defined pension plans is December 31.

The expected long-term rate-of-return-on-assets is based on projecting long-term market returns for the various asset classes in which the plans assets are invested, weighted by the target asset allocations. Active management of the plan assets may result in adjustments to the historical returns. The rate of return assumption is reviewed annually.

Pension benefits for eligible salaried and non-union TreeHouse employees were frozen in 2002 for years of creditable service. For these employees incremental pension benefits are only earned for changes in compensation effecting final average pay. Pension benefits earned union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by ERISA. The company estimates that its 2007 contributions to its pension plans will be $4.4 million.

Other Postretirement Benefits — Certain of our employees participated in Dean Foods’ benefit programs, which provided certain health care and life insurance benefits for retired employees and their eligible dependents. At the date of Distribution, TreeHouse assumed the liability for the benefits under these plans. The plan is unfunded. The company estimates that its 2007 contributions to its postretirement benefit plan will be $0.1 million. The measurement date for the other postretirement benefit plans is December 31.

Post Employment Medical Plan Curtailment — Effective with the acquisition of the soup and infant feeding business from Del Monte Foods, Inc. on April 24, 2006, the Company became responsible for the funding and administration of postretirement medical benefits for certain hourly employees at the Pittsburgh production facility and recorded a liability of $31.2 million. On November 17, 2006 the Company and the local union entered into an agreement whereby all of the Local 325 union employees will be covered under the multiemployer postretirement medical benefits plan of UFCW Local Union 23 effective on January 1, 2007. As such, the Company transferred its liability to the multiemployer plan and no longer carries a liability for the accumulated benefit obligation of employees covered under that plan. The Company’s responsibility for the accumulated benefit obligation ceased effective December 31, 2006 resulting in a plan curtailment under Statement of Financial Accounting Standards 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The curtailment resulted in a one-time gain of $29.4 million, $18.0 million net of tax, which is included in Other operating (income) expenses, net on the Consolidated Income Statement.

The company still maintains responsibility for certain current and retired union employees, and has recorded a liability of $2.0 million to cover their accumulated benefit obligations.

On December 31, 2006, the Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which changed the accounting rules for reporting the funded status of retirement and other postretirement benefit plans. The plan’s funded status is required to be recognized on the balance sheet with a corresponding after-tax adjustment to Accumulated other comprehensive income (loss) in our Consolidated Financial Statements. Retroactive application of this accounting rule is prohibited; therefore, 2006 is presented

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as required by SFAS 158 and 2005 is presented as required under the accounting rules prior to SFAS 158. The adoption in 2006 had no effect on the computation of net periodic benefit expense for pensions and postretirement benefits.

The incremental effect of applying SFAS No. 158 on individual line items on our consolidated balance sheet as of December 31, 2006 is as follows:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In thousands)

Other assets	$1,472	$(1,472)	$—
Total assets	937,095	(1,472)	935,623
Other liabilities	11,979	5,116	17,095
Deferred income taxes	6,851	(2,558)	4,293
Total liabilities	356,816	2,558	359,374
Accumulated other comprehensive income (loss)	(1,075)	(4,030)	(5,105)
Total stockholders’ equity	580,279	(4,030)	576,249
Total liabilities and stockholder’s equity	$937,095	$(1,472)	$935,623

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about our pension and postretirement benefit plans for years ended December 31, 2006 and 2005.

	Pension Benefits		Postretirement Benefits
	Year Ended December 31		Year Ended December 31
	2006(2)	2005	2006	2005
	(In thousands)		(In thousands)

Change in benefit obligation
Benefit obligation at beginning of the year	$26,617	$28,439	$2,524	$1,459
Adjustment for 4044 allocation(1)	—	(2,520)	—	—
Service cost	1,275	316	314	161
Amendments	2,804	—	—	—
Settlements	98	—	—	—
Interest cost	1,469	1,445	214	123
Actuarial (gains)losses	(1,693)	1,033	76	887
Acquisition	—	—	31,183	—
Curtailment	—	—	(29,409)	—
Benefits paid	(2,234)	(2,096)	(75)	(106)

Benefit obligation at end of year	$28,336	$26,617	$4,827	$2,524

Change in plan assets
Fair value of plan assets at beginning of year	$10,754	$15,750	$—	$—
Adjustment for Section 4044 asset transfer	3,562	(5,462)	—	—
Actual return on plan assets	1,397	262	—	—
Company contributions	2,478	2,300	75	106
Benefits paid	(2,234)	(2,096)	(75)	(106)

Fair value of plan assets at year end	$15,957	$10,754	$—	$—

Funded Status
Funded status of the plan	$(12,379)	$(15,863)	$(4,827)	$(2,524)
Unrecognized prior service cost	—	1,326	—	—
Unrecognized actuarial cost	—	7,079	—	—

Net amount recognized	$(12,379)	$(7,458)	$(4,827)	$(2,524)

Amounts recognized in the Consolidated Balance Sheet consist of:
Intangible asset	$—	$1,326	$—	$—
Current liability	—	—	(111)	—
Non-current liability	(12,379)	(12,524)	(4,716)	(2,524)
Accumulated other comprehensive income	—	3,740	—	—

Net amount recognized	$(12,379)	$(7,458)	$(4,827)	$(2,524)

Amounts recognized in Other Comprehensive Income consist of:
Net actuarial loss	$1,381	$—	$1,424	$—
Prior service cost	3,783	—	—	—

Total, before tax effect	$5,164	$—	$1,424	$—

(1)	The adjustment for Section 4044 allocation represents the difference between the estimated assets and liabilities to be transferred to the Company pension benefit plan resulting from the Distribution and the actual assets and liabilities transferred pursuant to the priority categories of Section 4044 of the Internal Revenue Code.

(2)	The amounts recorded for 2006 include amounts acquired as part of the acquisition of the soup and infant feeding business.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	12/31/06	12/31/05
	(In thousands)

Accumulated benefit obligation	$24,644	$23,278
Weighted average assumptions used to determine the pension benefit obligations
Discount rate	5.75%	5.50%
Rate of compensation increases	4.00%	4.00%

The key actuarial assumptions used to determine the healthcare benefit obligations as of December 31, 2006 and 2005 follows:

	December 31
	2006
	Pre 65	Post-65	2005

Healthcare inflation:
Initial rate	9.0 - 10.0%	11.0 - 12.0%	10.0%
Ultimate rate	5.0%	5.0%	5.0%
Year ultimate rate achieved	2010 - 2011	2012 - 2013	2010
Discount rate	5.50 - 5.75%	5.50 - 5.75%	5.5%

The following table summarizes the net periodic cost of our pension plans and postretirement plans for years ended December 31, 2006, 2005 and 2004.

	Pension Benefits			Postretirement Benefits
	Years Ended December 31			Years Ended December 31
	2006	2005	2004	2006	2005	2004
	(In thousands)			(In thousands)

Components of net periodic costs
Service cost	$1,275	$316	$360	$314	$161	$203
Interest cost	1,469	1,445	1,711	214	123	82
Expected return on plan asset	(1,081)	(783)	(1,095)	—	—	—
Amortization of unrecognized prior service cost	347	83	80	—	—	—
Amortization of unrecognized net loss	23	180	13	93	80	35
FAS 88 settlement charge	202	—	127	—	—	—

Net periodic pension cost	$2,235	$1,241	$1,196	$621	$364	$320

	Pension Benefits			Postretirement Benefits
	Years Ended December 31			Years Ended December 31
	2006	2005	2004	2006	2005	2004
	(In thousands)			(In thousands)

Weighted average assumptions used to determine the periodic benefit costs
Discount rate	5.50 - 5.75%	5.75%	6.50%	5.50 - 6.15%	5.75%	6.50%
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—
Expected return on plan assets	7.60%	8.25%	8.50%	—	—	—

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amount that will be amortized from accumulated other comprehensive income into net pension cost in 2007 is as follows:

	Pension	Postretirement
	(In thousands)

Net actuarial loss	$—	$79
Prior service cost	467	—

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension	Postretirement
	Benefit	Benefit
	(In thousands)

2007	$844	$113
2008	$1,102	$136
2009	$1,031	$140
2010	$1,622	$165
2011	$1,640	$174
2012 - 2016	$12,286	$1,080

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

	December 31
	2006	2005
	(In thousands)

1% Increase:
Benefit obligation, end of year	$967	$498
Service cost plus interest cost for the year	130	77
1% Decrease:
Benefit obligation, end of year	$(785)	$(416)
Service cost plus interest cost for the year	(102)	(62)

Medicare Modernization Act — In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans.

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability is not expected to be material.

14.	FACILITY CLOSING AND REORGANIZATION COSTS

Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $2.6 million and $0.3 million during 2006 and 2005, respectively. Most of the expense recorded in 2006 relates to current costs to maintain the facility until it is sold. We recorded no closing or reorganization costs in 2004.

The charges recorded in 2006 and 2005 related to closing the La Junta, Colorado pickle manufacturing facility and distribution center. In addition to the closing and reorganization costs, we also recorded a fixed asset impairment charge of $9.6 million in 2005 to reduce the carrying value of the La Junta facilities to their net realizable value.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal components of the plans include (1) workforce reductions as a result of facility closings and facility reorganizations, (2) shutdown costs, including those costs that are necessary to clean and prepare abandoned facilities for closure, and (3) costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.

Activity with respect to these liabilities for 2006 and 2005 summarized below:

	Accrued				Accrued				Accrued
	Charges at				Charges at				Charges at
	December 31,				December 31,				December 31,
	2004	Payments	Adjustments	Accruals	2005	Payments	Adjustments	Accruals	2006
	(In thousands)

Workforce reduction costs	$—	$—	$—	$257	$257	$(404)	$—	$147	$—
Shutdown costs	1,537	(594)	(766)	—	177	(67)	—	—	110

Total	$1,537	$(594)	$(766)	$257	$434	$(471)	$—	$147	$110

These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges related to these restructuring plans of approximately $0.2 million in shut down and other costs. which are expected to be incurred in 2007. We expect the restructuring plan for the facilities to be completed by December 2007. The value of assets held for sale related to La Junta was $0.8 million and $1.6 million at December 31, 2006 and December 31, 2005 and consisted primarily of property and equipment. Assets held for sale are included in “Other assets” in the Balance Sheet. During the third quarter of 2006, we sold a portion of the assets related to the distribution center, realizing a gain of $1.3 million.

15.	OTHER OPERATING (INCOME) EXPENSE — NET

We incurred other operating (income) expense net of $(19.8) million and $21.4 million in the years ended December 31, 2006 and 2005, respectively. We did not incur like expenses in 2004. Other operating (income) expenses consisted of the following:

	Year Ended December 31
	2006	2005
	(In thousands)

Distribution related costs for legal, accounting and other professional fees	$—	$9,784
Facility closing costs and impairment charges related to the La Junta, Colorado plant	2,633	9,897
Impairment of trademarks and other intangibles	8,200	4,669
Settlement of a high fructose corn syrup class action antitrust litigation	—	(1,184)
Gain on the sale of our Cairo, Georgia facility	—	(1,268)
Gain on sale of a closed tank yard facility		(475)
Gain on curtailment of postretirement benefits	(29,409)	—
Gain on sale of La Junta, Colorado distribution center	(1,266)	—

Total other operating (income) expense, net	$(19,842)	$21,423

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Interest paid	$11,270	$1,146	$710
Income taxes paid	17,538	4,952	—

17.	COMMITMENTS AND CONTINGENCIES

Leases — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Our maximum exposure under those guarantees is not a material amount. Rent expense, including additional rent, was $14.8 million, $11.1 million and $10.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets are as follows:

	December 31
	2006	2005
	(In thousands)

Machinery and equipment	$6,775	$6,530
Less accumulated amortization	(1,747)	(1,356)

	$5,028	$5,174

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments at December 31, 2006, under non-cancelable capital leases, operating leases and purchase obligations are summarized below:

	Capital	Operating	Purchase
	Leases	Leases	Obligations
	(In thousands)

2007	$1,049	$10,287	$32,599
2008	988	9,029	6,782
2009	928	7,215	6,068
2010	904	6,417	971
2011	865	5,477	971
Thereafter	7,896	7,214	9,154

Total minimum payments	$12,630	$45,639	$56,545

Less amount representing interest	6,231

Present value of capital lease obligations	$6,399

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

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt (revolving credit facility) are financial liabilities with carrying values that approximate fair value. As of December 31, 2006 the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $100.3 million.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our pickles segment sells a variety of pickle, relish, sauerkraut and pepper products under customer brands and under our proprietary brands including Farman’s®, Nalley’s®, Peter Piper® and Steinfeldtm. Branded products are sold to retailers and private label products are sold to retailers, foodservice customers and in bulk to other food processors. The pickles segment also includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southeastern United States. These products are sold under the Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names.

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

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Net sales to external customers:
Pickles	$326,313	$320,143	$339,249
Non-dairy powdered creamer	267,385	263,769	240,644
Soup and infant feeding	224,189	—	—
Other	121,509	123,819	114,726

Total	$939,396	$707,731	$694,619

Operating income from continuing operations:
Pickles	$42,874	$41,467	$48,286
Non-dairy powdered creamer	50,822	41,058	40,913
Soup and infant feeding	30,375	—	—
Other	23,562	23,025	26,064

Segment adjusted gross margin	147,633	105,550	115,263
Other operating expenses	63,279	76,961	43,695

Operating income	84,354	28,589	71,568
Other (income) expense:
Interest expense, net	12,320	1,216	710
Other (income) expense, net	—	(66)	116

Total other (income) expense	12,320	1,150	826

Consolidated income from continuing operations before tax	$72,034	$27,439	$70,742

Depreciation and amortization:
Pickles	$9,956	$10,510	$9,713
Non-dairy powdered creamer	5,278	4,768	4,096
Soup and infant feeding	7,112	—	—
Other	2,305	1,663	1,054

Total	$24,651	$16,941	$14,863

Capital expenditures:
Pickles	$6,107	$5,356	$13,697
Non-dairy powdered creamer	1,887	6,049	5,940
Soup and infant feeding	2,573	—	—
Other	807	2,839	2,353

Total	$11,374	$14,244	$21,990

Trademark impairment:
Pickles	$—	$1,925	$—
Non-dairy powdered creamer	—	2,604	—
Soup and infant feeding	—	—	—
Other	8,200	140	—

Total	$8,200	$4,669	$—

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information — We had foreign sales of approximately 0.5%, 1.2% and 1.0% of net sales for years ended 2006, 2005 and 2004 respectively. We primarily export to Canada and South America.

Major Customers — In fiscal 2006, Wal-Mart Stores, Inc. accounted for approximately 16.1% of our consolidated net sales. Each of our reporting segments sells products to Wal-Mart. No other customer accounted for more than 10% of our consolidated net sales.

20.	RELATED PARTY TRANSACTIONS

Management Fee Paid to Dean Foods — Prior to the Distribution, Dean Foods provided us with certain administrative services such as tax, treasury, human resources, risk management, legal, information technology, internal audit, accounting and reporting in return for a management fee. The management fee was based on budgeted annual expenses for Dean Foods’ corporate headquarters and allocated among Dean Foods’ segments. We paid Dean Foods a management fee of $2.9 million and $11.1 million for years ended 2005 and 2004, respectively. There are no management fees paid to Dean post-Distribution.

Receivable With Dean Foods — As of December 31, 2005 Dean Foods owed us approximately $3.9 million in accordance with the tax sharing agreement. These amounts are included in the receivables caption on the balance sheet.

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

Sales to Dean Foods — Included in net sales are sales to Dean Foods of $3.6 million for the year ended December 31, 2004. Sales to Dean Foods were not significant for 2006 and 2005.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2006 and 2005.

	Quarter
	First	Second	Third	Fourth
	(In thousands except per share data)

Fiscal 2006
Net sales	$172,724	$232,118	$251,684	$282,870
Gross profit	40,390	48,523	54,190	57,475
Income from continuing operations before income taxes(1)	11,946	10,782	12,822	36,484
Net income(2)	7,399	6,594	8,258	22,605
Net income per common share:
Basic	.24	.21	.26	.72
Diluted	.24	.21	.26	.71
Market Price
High	26.98	27.80	26.10	33.20
Low	18.42	23.05	21.27	23.27
Fiscal 2005
Net sales	$166,375	$185,008	$171,872	$184,476
Gross profit	37,844	40,464	34,276	35,053
Income (loss) from continuing operations before income taxes(3)	18,002	8,941	8,969	(8,473)
Net income (loss)(4)	11,043	1,281	4,900	(5,648)
Net income per common share:
Basic	.36	.04	.16	(.18)
Diluted	.35	.04	.16	(.18)
Market Price
High	—	—	31.35	27.10
Low	—	—	26.35	17.85

(1)	Fourth quarter includes $29.4 million income from the curtailment of postretirement obligations and $8.2 million expense for the impairment of a trademark.

(2)	Includes income (loss), net of tax, from discontinued operations of $(7), $(6), $(10), and $178 in the first, second, third and fourth quarters, respectively.

(3)	Fourth quarter expenses include $9.9 million for closing the La Junta, Colorado pickle plant, $4.8 million for share-based compensation expense and $4.7 million for the impairment of trademarks and other intangibles.

(4)	Includes loss, net of tax, from discontinued operations of $339, $256, $53 and $41 in the first, second, third and fourth quarters, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, these disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Management of TreeHouse Foods, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded the soup and infant feeding business from the assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. The soup and infant feeding business total assets and net revenues represented 23.2% and 23.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the fiscal year covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that TreeHouse Foods Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As described in the Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the soup and infant feeding business, which was acquired on April 24, 2006 and whose financial statements constitute 23.2% of total assets, 32.5% of net assets, 23.9% of revenues, and 26.5% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the soup and infant feeding business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal

Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying Consolidated Financial Statements and Financial Statement Schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 26, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information about our directors is in our 2007 Proxy Statement under the heading “Management — Directors and Executive Officers” and is incorporated into this report by reference.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2007 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance.” Information abut the Audit Committee Financial Expert is in our 2007 Proxy Statement under the heading “Meetings of the Board of Directors and Committees/Role of Committees,” all of which is incorporated into this report by reference.

The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our April 19, 2007 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct for our employees and directors. A copy of the code is posted on our website www.treehousefoods.com. If we amend the code, or grant any waivers under the code, that are applicable to our directors, chief executive officers, or other persons subject to our securities trading policy, which we do not anticipate doing, then we will promptly post that amendment or waiver on our website.

Item 11.	Executive Compensation

Incorporated herein by reference to our proxy statement (to be filed) for our April 19, 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement (to be filed) for our April 19, 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference to our proxy statement (to be filed) for our April 19, 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement (to be filed) for our April 19, 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements are filed as part of this document under Item 8 or are incorporated herein as indicated:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TreeHouse Foods, Inc.

By:	/s/ Dennis F. Riordan
Dennis F. Riordan
Chief Financial Officer

February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed Sam K. Reed	Chief Executive Officer & Director (Principal Executive Officer)	February 26, 2007

/s/ Dennis F. Riordan Dennis F. Riordan	Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/s/ Gregg L. Engles Gregg L. Engles	Director	February 26, 2007

/s/ George V. Bayly George V. Bayly	Director	February 26, 2007

/s/ Gary D. Smith Gary D. Smith	Director	February 26, 2007

/s/ Michelle R. Obama Michelle R. Obama	Director	February 26, 2007

/s/ Terdema L. Ussery Terdema L. Ussery	Director	February 26, 2007

/s/ Frank J. O’Connell Frank J. O’Connell	Director	February 26, 2007

SCHEDULE II

TREEEHOUSE FOODS, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

Allowance for doubtful accounts deducted from accounts receivable:

	Balance	Charge	Write-Off of
	Beginning	(Credit) to	Uncollectible	Balance
Year	of Year	Income	Accounts	End of Year
	(In thousands)

2004	$1,000	$818	$1,688	$130
2005	130	234	44	320
2006	320	(44)	49	227

INDEX TO EXHIBITS

Exhibit
No.		Exhibit Description

2.1		Distribution Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 28, 2005
2.2		Asset Purchase Agreement, dated as of March 1, 2006, by and between Del Monte Corporation and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 2, 2006
3.1		Form of Restated Certificate of Incorporation of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
3.2		Form of Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
4.1		Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
4.2		Stockholders Agreement, dated January 27, 2005, by and between, TreeHouse Foods, Inc., Dean Foods Company, Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
4.3		Rights Agreement between TreeHouse Foods, Inc. and The Bank of New York, as rights agent is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005
4.4		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as an Exhibit to the Rights Agreement that is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005)
4.5		Form of Rights Certificate (attached as an Exhibit to the Rights Agreement that is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005)
10	.1†	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.2†	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.3†	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and E. Nichol McCully is incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.4†	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.5†	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10.6		Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10.7		Form of 2005 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
10.8		Transition Services Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2005

Exhibit
No.		Exhibit Description

10.9		Employee Matters Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 28, 2005
10.10		Tax Sharing Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 28, 2005
10.11		Trademark License Agreement between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 28, 2005
10.12		Trademark License Agreement between TreeHouse Foods, Inc. and Dean Foods Company, Dean Intellectual Property Services II, L.P. and Dean Specialty Intellectual Property Services, L.P. is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 28, 2005
10.13		Co-Pack Agreement, dated as of June 17, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated June 28, 2005
10	.14†	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
10	.15†	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005
10.16		Credit Agreement dated as of June 27, 2005, between TreeHouse Foods, Inc. and a group of Lenders with Bank of America as Administrative Agent, Swing Line Lender and L/C Issuer is incorporated by reference to Exhibit 10.16 of our Form 10-Q filed with the Commission on May 12, 2006
10.17		Executive Severance Plan, dated as of April 21, 2006, which became effective May 1, 2006 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2006
10.18		Amendment No. 1 dated as of August 31, 2006 to the Credit Agreement dated June 27, 2005 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 31, 2006
10.19		Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP
24.1		Powers of Attorney relating to the execution of this Annual Report on Form 10-K
31.1		Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.