Form 10-Q
period 2007-03-31
TreeHouse Foods, Inc.
filed 2007-05-09
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-32504
TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2311383 (I.R.S. employer identification no.)

Two Westbrook Corporate Center, Suite 1070 Westchester, IL (Address of principal executive offices)	60154 (Zip Code)
(Registrant’s telephone number, including area code) (708) 483-1300
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of April 30, 2007 there were 31,202,473 shares of Common Stock, par value $0.01 per share, outstanding.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14	$6
Receivables, net	52,281	56,393
Inventories	199,237	215,766
Prepaid expenses and other current assets	7,470	11,002
Assets of discontinued operations	1,296	1,604

Total current assets	260,298	284,771
Property, plant and equipment, net	202,964	207,197
Goodwill	382,582	382,582
Identifiable intangible and other assets	59,885	61,073

Total	$905,729	$935,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$92,496	$87,687
Deferred income taxes	1,432	1,216
Current portion of long-term debt	541	543

Total current liabilities	94,469	89,446
Long-term debt	190,613	239,115
Deferred income taxes	5,525	4,293
Other long-term liabilities	27,629	26,520
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 40,000,000 shares authorized and 31,202,473 shares issued and outstanding	312	312
Additional paid-in capital	540,646	536,934
Retained earnings	51,516	44,108
Accumulated other comprehensive loss	(4,981)	(5,105)

Total stockholders’ equity	587,493	576,249

Total	$905,729	$935,623

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)
Net sales	$258,984	$172,724
Cost of sales	206,895	132,334

Gross profit	52,089	40,390
Operating expenses:
Selling and distribution	21,466	14,050
General and administrative	13,580	13,769
Amortization expense	1,066	464

Total operating expenses	36,112	28,283

Operating income	15,977	12,107
Other (income) expense:
Interest expense	3,870	462
Interest income	(46)	(301)

Total other expense	3,824	161

Income from continuing operations before income taxes	12,153	11,946
Income taxes	4,730	4,540

Income from continuing operations	7,423	7,406
Loss from discontinued operations, net of tax	(9)	(7)

Net income	$7,414	$7,399

Weighted average common shares:
Basic	31,202	31,088
Diluted	31,313	31,190
Basic earnings per common share:
Income from continuing operations	$0.24	$0.24
Loss from discontinued operations, net of tax	—	—

Net income	$0.24	$0.24

Diluted earnings per common share:
Income from continuing operations	$0.24	$0.24
Loss from discontinued operations, net of tax	—	—

Net income	$0.24	$0.24

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$7,414	$7,399
Loss from discontinued operations	9	7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,751	4,051
Amortization	1,066	464
Stock-based compensation	3,712	4,814
Loss (gain) on disposition of assets	(6)	75
Deferred income taxes	1,448	(1,765)
Interest rate swap amortization	41	—
Changes in operating assets and liabilities:
Receivables	4,112	(159)
Inventories	16,529	4,892
Prepaid expenses and other assets	3,654	958
Accounts payable, accrued expenses and other liabililties	5,995	10,131

Net cash provided by continuing operations	50,725	30,867
Net cash used in discontinued operations	(9)	(9)

Net cash provided by operating activities	50,716	30,858
Cash flows from investing activities:
Additions to property, plant and equipment	(2,518)	(1,787)
Cash outflows for acquisitions	—	(12,557)
Proceeds from sale of fixed assets	6	70

Net cash used in continuing operations	(2,512)	(14,274)
Net cash provided by discontinued operations	308	—

Net cash used in investing activities	(2,204)	(14,274)
Cash flows from financing activities:
Net repayments of debt	(48,504)	(86)

Net cash used in continuing operations	(48,504)	(86)

Net cash used in discontinued operations	—	—

Net cash used in financing activities	(48,504)	(86)

Increase in cash and cash equivalents	8	16,498
Cash and cash equivalents, beginning of period	6	8,001

Cash and cash equivalents, end of period	$14	$24,499

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2007
(Unaudited)
1. General
     TreeHouse Foods, Inc. (“TreeHouse”) was formed on January 25, 2005 by Dean Foods Company (“Dean Foods”) in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty Foods Group segment, in addition to the Mocha Mix ® , Second Nature ® and foodservice salad dressings businesses conducted by other businesses owned by Dean Foods, to TreeHouse.
     We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles, non-dairy powdered creamer and soup in the United States. We have three reportable segments, of which the soup and infant feeding segment was added in the second quarter of 2006.
2. Basis of Presentation
     The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. As permitted, certain disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2007 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2007.
     The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.
     A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     In September 2006, the FASB issued SFAS 157 “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” which permits measurement of financial instruments and other certain items at fair value. SFAS No. 159 does not require any new fair value measurements. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that SFAS No. 157 is concurrently adopted. We are currently evaluating the impact SFAS No. 159 will have on our financial statements.
3. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. The adoption of FIN 48 did not have a material effect on the financial position or results of operations of the Company. As of January 1, 2007, the Company had unrecognized tax benefits totaling $0.3 million.
     Interest and penalties related to income tax liabilities are included in income tax expense. As of the adoption date we had accrued interest and penalties related to unrecognized tax benefits of $0.03 million.
     The Company files income tax returns in the United States Federal jurisdiction as well as various state jurisdictions. Since the Company was formed on January 25, 2005 (see Note 1), the years of 2005 and 2006 are open to examination.

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
     Net sales and income (loss) before taxes generated by our nutritional beverages business were as follows:

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Net sales	$—	$(4)
Income (loss) before tax	$(15)	$(12)
5. Inventories

	March 31,	December 31,
	2007	2006
	(In thousands)
Raw materials and supplies	$59,901	$62,212
Finished goods	149,659	163,294
LIFO Reserve	(10,323)	(9,740)

Total	$199,237	$215,766

     Approximately $65.5 million and $84.2 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2007 and December 31, 2006, respectively.
6. Intangible Assets
     There were no changes in the carrying amount of goodwill for the three months ended March 31, 2007.
     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007			December 31, 2006
	Gross		Net	Gross	Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$15,600	$—	$15,600	$15,600	$—	$15,600
Intangible assets with finite lives:
Non-compete agreement	1,026	(243)	783	1,026	(193)	833
Customer-related	43,096	(8,699)	34,397	43,096	(7,856)	35,240
Trademarks	7,600	(692)	6,908	7,600	(600)	7,000

Total	$67,322	$(9,634)	$57,688	$67,322	$(8,649)	$58,673

     Amortization expense on intangible assets for the three months ended March 31, 2007 and 2006 was $1.1 million and $0.5 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2008	$4.1 million
2009	$3.9 million
2010	$3.9 million
2011	$2.6 million
2012	$2.5 million

7. Long-Term Debt

	March 31, 2007	December 31, 2006
	(In thousands)
Revolving credit facility	$81,600	$130,000
Senior notes	100,000	100,000
Capital lease obligations and other	9,554	9,658

	191,154	239,658
Less current portion	(541)	(543)

Total	$190,613	$239,115

     Revolving Credit Facility — On August 31, 2006, we entered into Amendment No. 1 to our unsecured revolving Credit Agreement (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 1 extends the termination date of the Credit Agreement to August 31, 2011, increases the aggregate commitment amount of the Credit Agreement to $500 million and amends certain definitions and rates which result in reductions in interest and various fees payable to the lenders under the Credit Agreement. This agreement also includes a $75 million letter of credit sublimit, against which $3.7 million in letters of credit have been issued but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of March 31, 2007. We believe that, given our current cash position, our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
     Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.295% to 0.90%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on all commitments under the credit facility. Our average interest rate on debt outstanding under our revolving Credit Agreement at March 31, 2007 was 5.79%.
     Senior Notes — On September 22, 2006, we completed a private placement of $100 million in aggregate principal amount of 6.03% senior notes due September 30, 2013 pursuant to a Note Purchase Agreement among TreeHouse and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption. Interest is paid semi-annually in arrears on March 31 and September 30.
     The Note Purchase Agreement contains covenants that will limit the ability of TreeHouse and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of March 31, 2007.
     Swap Agreement — In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in “accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheet. The total loss will be reclassified ratably to our statements of income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes. In the three months ended March 31, 2007, $0.1 million of the loss was taken into interest expense. We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2007.
     Tax Increment Financing — On December 15, 2001, the Urban Development Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to TreeHouse as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of March 31, 2007, $3.3 million remains outstanding. Interest accrues at an annual rate of 6.61% for the $0.9 million traunch which is due on November 1, 2011; 6.71% for the $0.5 million traunch which is due on November 1, 2013; and 7.16% for the $1.9 million traunch which is due on May 1, 2019.

8. Stockholders’ Equity and Earnings per Share
     Common stock distribution and issuance — Our common stock was distributed to Dean Foods stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods outstanding as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements, TreeHouse management purchased approximately 1.67% of TreeHouse common stock directly from Dean Foods in January 2005. These shares are equivalent to 513,353 shares on a post-distribution basis. As of March 31, 2007, there were 31,202,473 shares issued and outstanding. There is no treasury stock and there is no remaining stock ownership by Dean Foods.
     Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the grant price. The restricted stock units and restricted stock awards are subject to market conditions for vesting, which were not met as of March 31, 2007 or 2006, so these awards are excluded from the diluted earnings per share calculation.
     The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended
	March 31
	2007	2006
Weighted average shares outstanding	31,202,473	31,087,773
Assumed exercise of stock options (1)	110,782	102,203

Weighted average diluted common shares outstanding	31,313,255	31,189,976

(1)	The assumed exercise of stock options excludes 1,742,548 options outstanding, which were anti-dilutive for the three months ended March 31, 2007.
9. Stock-Based Compensation
     For the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments.” The Company elected to use the modified prospective application of SFAS 123(R) for these awards issued prior to July 1, 2005. Income from continuing operations before income taxes for the three months ended March 31, 2007 and 2006 include share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $3.7 million and $4.8 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was $1.4 million and $1.8 million for three months ended March 31, 2007 and 2006, respectively.
     The following table summarizes stock options activity during the quarter ended March 31, 2007. Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. All options granted have three year terms which vest one-third on each of the first three anniversaries of the grant date.

	Employee	Director	Weighted Average
	Options	Options	Exercise Price
Outstanding, December 31, 2006	1,770,134	430,599	$26.31
Granted during quarter ended March 31, 2007	6,000	—	$29.81
Forfeited during quarter ended March 31, 2007	(6,340)	—	$28.22
Exercised	—	—	$—

Outstanding, March 31, 2007	1,769,794	430,599	$26.37

     The aggregate intrinsic value of outstanding and exercisable options was $9.3 million and $5.9 million, respectively, at March 31, 2007. Compensation cost related to unvested options totaled $10.1 million at March 31, 2007 and will be recognized over the remaining vesting period of the grants, which averages 1.5 years. The average grant date fair value of options granted in the three months ending March 31, 2007 was $11.69.
     In addition to stock options, in 2005 certain key management employees were granted restricted stock and restricted stock units pursuant to the terms of their employment agreements. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units in the second quarter of 2005. On January 30, 2007, TreeHouse issued 43,000 shares of restricted stock to additional key management employees. As of March 31, 2007, 626,622 restricted stock and 584,339 restricted stock units are outstanding. Restricted stock generally vests one-third on each of January 27, 2006, 2007 and 2008. It is subject to a market condition that requires that the total shareholder return of TreeHouse exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test that extends for the two anniversary dates beyond the last vesting date of January 27, 2008 that allows for vesting of previously unvested grants if the total shareholder return test is met on a cumulative basis. Restricted stock units vest one-third on each of June 27, 2006, 2007, and 2008, but they are subject to the condition that the price of TreeHouse stock exceeds $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last vesting date of June 27, 2008. Future compensation cost related to outstanding restricted stock units and shares of restricted stock totaled approximately $8.1 million at March 31, 2007, and will be recognized over the next two years.
10. Employee Retirement and Postretirement Benefits
     Pension, Profit Sharing and Postretirement Benefits — Certain of our employees and retirees participate in various pension, profit sharing and other postretirement benefit plans. Employee benefit plan obligations and expenses included in our Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, claims and payments.
     Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.
     Components of net periodic pension expense are as follows:

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Service cost	$434	$90
Interest cost	403	360
Expected return on plan assets	(338)	(255)
Amortization of prior service costs	116	20
Amortization of unrecognized net loss	—	35

Net periodic pension cost	$615	$250

     We expect to contribute $4.4 million to the pension plans during 2007.
     Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.
     Components of net periodic postretirement expense are as follows:

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Service and interest cost	$169	$80
Amortization of unrecognized net loss	20	25

Net periodic postretirement cost	$189	$105

     We expect to contribute $0.1 million to the postretirement health plans during 2007.
11. Comprehensive Income
     The following table sets forth the components of comprehensive income.

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Net income	$7,414	$7,399
Pension adjustment, net of tax Prior service costs and net gain/(losses)	83	—
Amortization of swap loss, net of tax	41	—

Comprehensive income	$7,538	$7,399

     We expect to amortize $0.3 million of prior service costs and net gain/(losses) and $0.2 million of swap loss from other comprehensive income into earnings during 2007.

12. Fair Value of Financial Instruments
     Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt (revolving credit facility) are financial liabilities with carrying values that approximate fair value. As of March 31, 2007 the carrying value of the Company’s fixed rate senior notes was $100 million and fair value was estimated to be $100.6 million.
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
14. Business and Geographic Information and Major Customers
     Our pickles segment sells a variety of pickle, relish, sauerkraut and pepper products under customer brands and under our proprietary brands including Farman’s ® , Nalley’s ® , Peter Piper ® and Steinfeld™. Branded products are sold to retailers and private label products are sold to retailers, foodservice customers and in bulk to other food processors. The pickles segment also includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southeastern United States. These products are sold under the Bennett’s ® , Hoffman House ® and Roddenberry’s ® Northwoods ® brand names.
     Our non-dairy powdered creamer segment includes private label powdered creamer and our proprietary Cremora ® brand. The majority of our powdered products are sold under customer brands to retailers, distributors and in bulk to other food companies for use as ingredients in their products. In addition to powdered coffee creamer, we also sell shortening powders and other high-fat powder formulas used in baking, beverage mixes, gravies and sauces.
     Our soup and infant feeding business segment sells condensed and ready to serve soups, broths and gravies as well as baby cereals, fruits, vegetables, juices, meats, dinners and desserts. We sell our soups and gravies under private labels primarily to supermarkets and mass merchandisers. Infant feeding products are sold under the Nature’s Goodness ® brand and offer a complete product line focused on the four steps of a baby’s development. The infant feeding products are sold to customers in grocery and foodservice channels.
     Our aseptic products and other refrigerated products do not qualify as a reportable segment and are included under other food products. Aseptic products are sterilized using a process which allows storage for prolonged periods without refrigeration. We manufacture aseptic cheese sauces and puddings. Our cheese sauces and puddings are sold primarily under private labels to distributors. Our refrigerated products include Mocha Mix ® , a non-dairy liquid creamer, Second Nature ® , a liquid egg substitute, and salad dressings sold in foodservice channels.
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

     We evaluate the performance of our segments based on sales dollars, gross profit and adjusted gross margin (gross profit less freight out and commissions). The amounts in the following tables are obtained from reports used by our senior management team and do not include any allocated income taxes. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 2 to our 2006 Consolidated Financial Statements contained in our Annual Report on Form 10-K.

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Net sales to external customers:
Pickles	$72,440	$74,141
Non-dairy powdered creamer	71,814	66,838
Soup and infant feeding	85,784	—
Other	28,946	31,745

Total	258,984	172,724

Operating income:
Pickles	7,976	11,833
Non-dairy powdered creamer	12,334	13,159
Soup and infant feeding	12,932	—
Other	4,870	5,894

Segment adjusted gross margin	38,112	30,886
Other operating expenses	22,135	18,779

Operating income	$15,977	$12,107

     Geographic Information — During the quarters ended March 31, 2007 and 2006, we had foreign sales of approximately 0.4% and 0.2% of consolidated net sales, respectively. We primarily export to South America.
     Major Customers — In the three months ended March 31, 2007 and 2006, Wal-Mart Stores, Inc. accounted for approximately 17.2% and 12.7%, respectively, of our consolidated net sales. Each of our reporting segments sells products to Wal-Mart. No other customer accounted for more than 10% of our consolidated net sales.
15. Subsequent Events
     On April 20, 2007, the Company entered into a definitive agreement with Silver Ventures, Inc., to acquire San Antonio Farms, a San Antonio, Texas based maker of premium quality Mexican sauces including salsa, picante, cheese dip, and enchilada and taco sauces. San Antonio Farms sells to retail customers primarily under private label arrangements and to foodservice customers under the San Antonio Farms label.
     TreeHouse has agreed to pay $88.5 million in cash for the business, plus an adjustment for working capital. The transaction will be financed through borrowings under the Company’s existing $500 million credit facility.
     For the twelve months ending March 31, 2007, San Antonio Farms had revenues of $45.3 million. The company manufactures all of its products at its processing and distribution facility in San Antonio, Texas where it employs approximately 100 people. TreeHouse does not anticipate any significant changes to the existing operations.
     In April 2007, the Company made a 49% investment in Santa Fe Ingredients, a New Mexico based chili processing company supplying leading packaged food companies with industrial green chili and jalapeno peppers in aseptic drums. The terms of the transaction have not been disclosed as we believe the amounts involved are not material to TreeHouse.
     On May 7, 2007, the Company announced it had acquired DeGraffenreid LLC, a leading processor and distributor of pickles and related products to the foodservice industry, from Bell-Carter Foods, Inc. for $10 million plus an adjustment for working capital. The company is located in Springfield, Missouri and has annual sales of approximately $23 million. The purchase included all of the company’s working capital and production equipment. Concurrent with the acquisition of assets, TreeHouse entered into a lease for the land and buildings used in the operation of the acquired business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
     We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles, non-dairy powdered creamer and soup in the United States. We have three reportable segments of which the soup and infant feeding segment was added in the second quarter of 2006. We discuss the following segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: pickles, soup and infant feeding and non-dairy powdered creamer. We have designated our reportable segments based on how management views our business and on differences in manufacturing processes between product categories. The key performance indicators of our segments are sales dollars, gross profit and adjusted gross margin, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”) and commissions paid to independent brokers. We sell our products primarily to the retail grocery and foodservice markets.
     Our current operations consist of the following:
•	Our pickles segment sells pickles, peppers, relishes and related products. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farman’s ® , Nalley’s ® , Peter Piper ® and Steinfeld ™ that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s ® , Hoffman House ® and Roddenberry’s ® Northwoods ® brand names.

•	Our non-dairy powdered creamer segment sells non-dairy powdered creamer under private labels and under our proprietary Cremora ® brand. Product offerings in this segment include private label products packaged for retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, including repackaging in portion control packages and for use as an ingredient by other food manufacturers.

•	Our soup and infant feeding business segment sells condensed and ready to serve soups, broths and gravies as well as baby cereals, fruits, vegetables, juices, meats, dinners and desserts. We sell our soups and gravies under private labels primarily to supermarkets and mass merchandisers. Infant feeding products are sold under the Nature’s Goodness ® brand and offer a complete product line focused on the four steps of a baby’s development. The infant feeding products are sold to customers in grocery, mass merchandising and foodservice channels.

•	We also sell a variety of aseptic and refrigerated products. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. We manufacture aseptic cheese sauces and puddings for sale primarily in the foodservice market. Our refrigerated products include Mocha Mix ® , a non-dairy liquid creamer, Second Nature ® , a liquid egg substitute, and salad dressings sold in foodservice channels.
     New York Stock Exchange Listing — TreeHouse began regular trading on the New York Stock Exchange on June 28, 2005 under the symbol “THS.”
Recent Developments
     On April 20, 2007, the Company entered into a definitive agreement with Silver Ventures, Inc., to acquire San Antonio Farms, a San Antonio, Texas based maker of premium quality Mexican sauces including salsa, picante, cheese dip, and enchilada and taco sauces. San Antonio Farms sells to retail customers primarily under private label arrangements and to foodservice customers under the San Antonio Farms label.
     TreeHouse has agreed to pay $88.5 million in cash for the business, plus an adjustment for working capital. The transaction will be financed through borrowings under the Company’s existing $500 million credit facility and is expected to close in the second quarter of 2007.
     For the twelve months ending March 31, 2007, San Antonio Farms had revenues of $45.3 million. For the five years ended December 31, 2006, the company had a compound annual growth rate of 15.2%. The company manufactures all of its products at its processing and distribution facility in San Antonio, Texas where it employs approximately 100 people. TreeHouse does not anticipate any significant changes to the existing operations.

     In April 2007, the Company made a 49% investment in Santa Fe Ingredients, a New Mexico based chili processing company supplying leading packaged food companies with industrial green chili and jalapeno peppers in aseptic drums. The terms of the transaction have not been disclosed as we believe the amounts involved are not material to TreeHouse.
     On May 7, 2007, the Company announced it had acquired DeGraffenreid LLC a leading processor and distributor of pickles and related products to the foodservice industry from Bell-Carter Foods, Inc. for $10 million plus an adjustment for working capital. The company is located in Springfield, Missouri and has annual sales of approximately $23 million. The purchase included all of the company’s working capital and production equipment. Concurrent with the acquisition of assets, TreeHouse entered into a lease for the land and buildings used in the operation of the acquired business.
Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended March 31
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$258,984	100.0%	$172,724	100.0%
Cost of sales	206,895	79.9	132,334	76.6

Gross profit	52,089	20.1	40,390	23.4
Operating expenses:
Selling and distribution	21,466	8.3	14,050	8.1
General and administrative	13,580	5.2	13,769	8.0
Amortization expense	1,066	.4	464	.3

Total operating expenses	36,112	13.9	28,283	16.4

Total operating income	$15,977	6.2%	$12,107	7.0%

     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Net Sales — First quarter net sales increased approximately 49.9% to $259.0 million in 2007, compared to $172.7 million in the first quarter of 2006. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$72,440	$74,141	$(1,701)	(2.3)%
Non-dairy powdered creamer	71,814	66,838	4,976	7.4%
Soup and infant feeding	85,784	—	85,784	—
Other	28,946	31,745	(2,799)	(8.8)%

Total	$258,984	$172,724	$86,260	49.9%

     The acquisition of the soup and infant feeding business in the second quarter of 2006 accounts for the substantial increase in sales during the first quarter of 2007 compared to the prior year. Pickle sales in the first quarter decreased 2.3% to $72.4 million in 2007 versus $74.1 million in 2006 primarily due to declines in our retail and foodservice channels. Non-dairy powdered creamer sales increased $5.0 million to $71.8 million, as unit volumes increased in almost all channels of distribution. Net sales of other products decreased 8.8% to $28.9 million in the first quarter of 2007 from $31.7 million in the first quarter of the prior year primarily due to decreased sales of refrigerated co-packed products.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.9% in the first quarter of 2007 from 76.6% in the first quarter of 2006. The cost of goods sold increase was driven by increases in the cost of raw materials, commodities, and ingredients. We continue to experience increasing cost of commodities such as corn syrup, fructose and soybean oil compared to the first quarter of 2006. See — “Results by Segment.”

     Operating Expenses — Our operating expenses increased $7.8 million to $36.1 million during the first quarter of 2007, compared to $28.3 million for the first quarter of 2006. The increase is due primarily to the acquisition of the soup and infant feeding business. Selling and distribution expenses increased $7.4 million or 52.8% in the first quarter of 2007 compared to the first quarter of 2006 largely due to the acquisition of the soup and infant feeding business. Excluding the soup and infant feeding expenses our selling and distribution expenses were up $0.5 million compared to last year. General and administrative expenses decreased slightly in the first quarter of 2007 to $13.6 million, compared to $13.8 million in 2006. The decrease is due to decreased stock-based compensation expense of $1.1 million, decreased professional fees, associated with the initial compliance of Sarbanes Oxley in 2006, and severance of $1.1 million and $0.9 million of costs associated with closing our La Junta, Colorado facility in the first quarter of 2006, partially offset by general and administrative expense increases associated with the soup and infant feeding business of $2.8 million. The $0.6 million increase in amortization expense is mainly due to the acquisition of the soup and infant feeding business.
     Operating Income — Operating income during the first quarter of 2007 was $16.0 million, an increase of $3.9 million, or 32.2%, from operating income of $12.1 million in the first quarter of 2006. Our operating margin was 6.2% in the first quarter of 2007 as compared to 7.0% in the prior year’s quarter. The operating income increase of $3.9 million is primarily due to the soup and infant feeding acquisition partially offset by increases in input costs of commodities and raw materials.
     Income Taxes — Income tax expense was recorded at an effective rate of 38.9% in the first quarter of 2007 compared to 38.0% in the prior year’s quarter. The increase in the effective tax rate is primarily due to discrete items relating to deferred tax adjustments in the first quarter of 2007.
     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 — Results by Segment
     Pickles —

	Three Months Ended March 31
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$72,440	100.0%	$74,141	100.0%
Cost of sales	59,813	82.6	57,602	77.7

Gross profit	12,627	17.4	16,539	22.3
Freight out and commissions	4,651	6.4	4,706	6.3

Adjusted gross margin	$7,976	11.0%	$11,833	16.0%

     Net sales in the pickles segment decreased by $1.7 million, or 2.3%, in the first quarter of 2007 compared to the first quarter of 2006. The change in net sales from the first quarter of 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$74,141
Volume	(4,001)	(5.5)%
Acquisitions	2,300	3.2

2007 Net sales	$72,440	(2.3)%

     The decrease in net sales from 2006 to 2007 resulted primarily from declines in our retail and foodservice channels. Sales volumes excluding the acquisition of the Oxford Foods pickle business in February 2006 declined 5.5% in the quarter compared to a year ago. Sales in our retail channels declined as we continue to focus on our private label business and de-emphasize our regional brands.
     Cost of sales as a percentage of net sales increased from 77.7% in 2006 to 82.6% in 2007 as a result of increases in crop costs, corn syrup, ingredients and higher operating costs associated with lower production volumes.
     Significant cost increases in the first quarter of 2007 include:
•	a 4% increase in cucumber crop costs

•	a 15% increase in corrugated container costs

•	a 20% increase in corn syrup and sweeteners, and

•	a 41% increase in vinegar.

     Freight out and commissions paid to independent brokers remained flat at $4.7 million in the first quarter of 2007 compared to $4.7 million in 2006.
Non-dairy powdered creamer —

	Three Months Ended March 31
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$71,814	100.0%	$66,838	100.0%
Cost of sales	56,092	78.1	50,425	75.4

Gross profit	15,722	21.9	16,413	24.6
Freight out and commissions	3,388	4.7	3,254	4.9

Adjusted gross margin	$12,334	17.2%	$13,159	19.7%

     Net sales in the non-dairy powdered creamer segment increased by $5.0 million, or 7.4%, in the first quarter of 2007 compared to the prior year. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$66,838
Volume	1,000	1.5%
Pricing	3,976	5.9

2007 Net sales	$71,814	7.4%

     Sales volumes increased 1.5% during the first quarter of 2007 resulting from the colder winter months of January and February. According to Information Resources, Inc. retail sales of shelf stable creamer increased 1.8% in the quarter versus the first quarter of the prior year. The majority of the price increase was driven by the full quarter effect of price increases taken throughout the first quarter of 2006. Approximately $1.2 million of the increase is due to price increases taken after the first quarter 2006. Significant price increases will take affect in the second quarter of 2007 in response to rising commodity costs.
     Cost of sales as a percentage of net sales increased from 75.4% in the first quarter of 2006 to 78.1% in 2007, due to increases in raw material costs and commodities. Increases in raw material costs included a 22% increase in corn syrup and sweeteners, as well as a 19% increase in soybean oil in the first quarter of 2007 compared to the first quarter of 2006.
     Freight out and commissions paid to independent brokers remained relatively flat at $3.4 million in 2007 compared to $3.3 million in 2006
Soup and infant feeding —

	Three Months Ended March 31
	2007
	Dollars	Percent
	(Dollars in thousands)
Net sales	$85,784	100.0%
Cost of sales	68,165	79.5

Gross profit	17,619	20.5
Freight out and commissions	4,687	5.4

Adjusted gross margin	$12,932	15.1%

     Net sales in the soup and infant feeding segment increased by $6.5 million, or 8.2%, in the first quarter of 2007 compared to the prior year. The soup and infant feeding business was acquired in the second quarter of 2006.

Liquidity and Capital Resources
Cash Flow
     The Company’s cash flow from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows on page 5, is summarized in the table below. The Company has generated and expects to continue to generate positive cash flow from operations.

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$50,725	$30,867
Investing activities	$(2,512)	$(14,274)
Financing activities	$(48,504)	$(86)
     Net cash provided by operating activities increased by $19.9 million for the first three months of 2007 compared to 2006, due to an increase in net income plus non-cash items of $5.4 million and a net improvement in operating assets and liabilities of $14.5 million primarily relating to inventory and receivables. The Company had working capital of $165.8 million at March 31, 2007, a decrease of $29.5 million from $195.3 million at December 31, 2006. This compares to $111.0 million at March 31, 2006, an increase of $6.2 million from the $104.8 million at December 31, 2005. The increase in working capital from the prior year is due to the acquisition of the soup and infant feeding business in the second quarter of 2007. The decrease in working capital from year end is primarily due to the draw down of inventory as a result of high shipments of soup during the winter months.
     Net cash used in investing activities was $2.5 million in the first three months of 2007 compared to $14.3 million in the first three months of 2006, a decrease of $11.8 million primarily due to the acquisition of the Oxford Foods pickle book of business for $11.0 million in February 2006.
     Net cash used in financing activities was $48.5 million in the first three months of 2007 compared to $0.1 million in 2006, an increase of $48.4 million, due to the pay down on the revolving credit facility.
     Debt Obligations
     At March 31, 2007, we had $81.6 million in borrowings under our revolving credit facility, senior notes of $100 million and $9.6 million of capital leases. In addition, at March 31, 2007 there were $3.7 million in letters of credit under the revolver that were issued but undrawn. As of March 31, 2007, $418.4 million was available under our line of credit.
     Our short-term financing needs primarily are for financing of working capital during the year. Due to the seasonality of pickle production driven by the cucumber harvest cycle, which occurs primarily during the spring and summer, pickle inventories generally are at a low point in late spring and at a high point during the fall increasing our working capital requirement. Our long-term financing needs will depend largely on potential acquisition activity. We are currently in compliance with all covenants contained in our credit agreements. Our credit agreement, plus cash flow from operations, are expected to be adequate to provide liquidity for our planned growth strategy.

     Revolving Credit Facility — On August 31, 2006, we entered into Amendment No. 1 to our unsecured revolving Credit Agreement (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 1 extends the termination date of the Credit Agreement to August 31, 2011, increases the aggregate commitment amount of the Credit Agreement to $500 million and amends certain definitions and rates which result in reductions in interest and various fees payable to the lenders under the Credit Agreement. This agreement also includes a $75 million letter of credit sublimit, against which $3.7 million in letters of credit have been issued but undrawn.
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
     See Note 7 to our Condensed Consolidated Financial Statements regarding long-term debt.
Other Commitments and Contingencies
     We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and tax audits:
•	certain lease obligations, and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.
     See Note 13 to our Consolidated Financial Statements for more information about our commitments and contingent obligations.
Future Capital Requirements
     We expect capital spending programs to increase in 2007 as a result of including a full twelve months of the soup and infant feeding segment. Capital spending in 2007 will focus on plant efficiencies and upgrades to our Pittsburgh plant’s water and power systems.
     In 2007, we expect cash interest to be approximately $14.0 million based on anticipated debt levels and cash taxes are expected to be approximately $13.5 million. As of April 30, 2007, $425.0 million was available for future borrowings under our line of credit.
Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.
Critical Accounting Policies
     A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to our critical accounting policies in the quarter ended March 31, 2007.

Known Trends and Uncertainties
     Prices of Raw Materials
     We were adversely affected by rising input costs during 2006 and the first three months of 2007, and we expect our financial results to continue to be adversely affected by high input costs throughout 2007.
     The cost of many of the raw materials that we use in our products rose to unusually high levels during 2006 and continued at high levels in the first quarter of 2007, including processed vegetables and meats, soybean oil, casein, corn syrup and packaging materials. Fluctuating fuel costs are also impacting our results. Prices for many of these raw materials and packaging materials are expected to remain high and in some cases may increase during the remainder of 2007. For competitive reasons, we may not be able to pass along increases in raw materials and other input costs to our customers as we incur them.
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
     We do not utilize financial instruments for trading purposes or hold any derivative financial instruments as of March 31, 2007, which could expose us to significant market risk. In addition, all of our foreign sales are transacted in U.S. dollars. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance under our revolving credit facility, as of March 31, 2007, each 1% rise in our interest rate would increase our interest expense by approximately $0.8 million annually.
Input Costs
     The costs of other raw materials, as well as packaging materials and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2006, and continued in the first quarter of 2007, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.
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

Item 4. Controls and Procedures
     Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, these disclosure controls and procedures were effective.
     At the end of February 2007, the Company terminated the Transition Services Agreement (TSA) with Del Monte Foods which had been in effect since the purchase of the soup and infant feeding business from Del Monte in April 2006. Under the TSA, many of the financial processes related to the soup and infant feeding business were performed by Del Monte personnel on Del Monte financial systems. With the termination of the TSA, all processes are now under the Company’s overall system of internal control over financial reporting. There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois
     We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Chicago, Illinois
May 9, 2007

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
Item 1A. Risk Factors
     Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of security holders at TreeHouse Foods’ Annual Meeting of Shareholders held on April 19, 2007.
Election of Directors

Nominee	For	Withheld	Abstain
George V. Bayly	29,663,102	228,172	25,769
Michelle R. Obama	29,560,995	106,900	249,148
Gary D. Smith	28,870,164	1,021,546	25,333
The three directors listed above were elected to a three-year term expiring in 2010.
Description of Proposals
     Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company to serve for the fiscal year 2007.

	For	Against	Abstain
Votes	29,880,628	18,765	17,650
     Approve certain amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan.”

	For	Against	Abstain
Votes	20,335,055	5,030,055	36,007

Item 6. Exhibits
2.1	Purchase Agreement, dated as of April 20, 2007, among Silver Brands Partners II, L.P., VDW Farms, Ltd., VDW Management, L.L.C., and Bay Valley Foods LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 23, 2007.

10.1	Form of Performance – Vesting Restricted Stock Award Agreement is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2007.

10.2	Form of Performance – Vesting Restricted Stock Award Agreement with Dennis F. Riordan

10.3	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan.” is incorporated by reference to Appendix A to our Current Report on Form DEF 14A (Proxy Statement) dated February 27, 2007.

15.1	Letter regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

     May 9, 2007