Form 10-Q
period 2007-06-30
TreeHouse Foods, Inc.
filed 2007-08-03
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
(Registrant’s telephone number, including area code) (708) 483-1300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007 there were 31,202,473 shares of Common Stock, par value $0.01 per share, outstanding.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90	$6
Receivables, net	57,039	56,393
Inventories	220,064	215,766
Prepaid expenses and other current assets	5,003	11,002
Assets of discontinued operations	1,138	1,604

Total current assets	283,334	284,771
Property, plant and equipment, net	213,499	207,197
Goodwill	432,430	382,582
Identifiable intangible and other assets	86,706	61,073

Total	$1,015,969	$935,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$95,914	$87,687
Deferred income taxes	251	1,216
Current portion of long-term debt	532	543

Total current liabilities	96,697	89,446
Long-term debt	284,413	239,115
Deferred income taxes	7,683	4,293
Other long-term liabilities	27,120	26,520
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued Common stock, par value $.01 per share, 40,000,000 shares authorized, 31,202,473 shares issued and outstanding	312	312
Additional paid-in capital	543,723	536,934
Retained earnings	60,878	44,108
Accumulated other comprehensive loss	(4,857)	(5,105)

Total stockholders’ equity	600,056	576,249

Total	$1,015,969	$935,623

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net sales	$256,031	$232,118	$515,015	$404,842
Cost of sales	202,424	183,595	409,319	315,929

Gross profit	53,607	48,523	105,696	88,913
Operating expenses:
Selling and distribution	21,483	18,847	42,949	32,897
General and administrative	12,096	13,791	25,622	26,614
Other operating expense (income), net	(365)	1,006	(311)	1,952
Amortization expense	1,244	845	2,310	1,309

Total operating expenses	34,458	34,489	70,570	62,772

Operating income	19,149	14,034	35,126	26,141
Other (income) expense:
Interest expense	3,982	3,375	7,852	3,837
Interest income	(5)	(123)	(51)	(424)

Total other (income) expense	3,977	3,252	7,801	3,413

Income from continuing operations before income taxes	15,172	10,782	27,325	22,728
Income taxes	5,789	4,182	10,519	8,722

Income from continuing operations	9,383	6,600	16,806	14,006
Loss from discontinued operations, net of tax	(21)	(6)	(30)	(13)

Net income	$9,362	$6,594	$16,776	$13,993

Weighted average common shares:
Basic	31,202	31,145	31,202	31,121
Diluted	31,312	31,231	31,312	31,224
Basic earnings per common share:
Income from continuing operations	$.30	$.21	$.54	$.45
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$.30	$.21	$.54	$.45

Diluted earnings per common share:
Income from continuing operations	$.30	$.21	$.54	$.45
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$.30	$.21	$.54	$.45

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$16,776	$13,993
Loss from discontinued operations	30	13
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,543	9,457
Amortization	2,310	1,309
Stock-based compensation	6,789	9,238
(Gain) loss on disposition of assets	(431)	225
Deferred income taxes	2,425	(1,490)
Interest rate swap amortization	81	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	4,777	(17,293)
Inventories	5,182	(5,220)
Prepaid expenses and other assets	5,620	1,404
Accounts payable, accrued expenses and other liabilities	5,493	29,101

Net cash provided by continuing operations	62,595	40,737
Net cash used in discontinued operations	(31)	(56)

Net cash provided by operating activities	62,564	40,681
Cash flows from investing activities:
Additions to property, plant and equipment	(6,304)	(4,387)
Acquisitions of businesses	(100,585)	(294,677)
Acquisition of equity investment	(2,686)	—
Proceeds from sale of fixed assets	1,341	107

Net cash used in continuing operations	(108,234)	(298,957)
Net cash provided by discontinued operations	467	—

Net cash used in investing activities	(107,767)	(298,957)
Cash flows from financing activities:
Proceeds from issuance of acquisition debt	98,364	250,000
Net repayments of debt	(53,077)	(1,828)
Proceeds from stock option exercises	—	1,482
Tax benefit from stock options exercised	—	625

Net cash provided by continuing operations	45,287	250,279
Net cash provided by discontinued operations	—	—

Net cash provided by financing activities	45,287	250,279
Increase (decrease) in cash and cash equivalents	84	(7,997)
Cash and cash equivalents, beginning of period	6	8,001

Cash and cash equivalents, end of period	$90	$4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2007
(Unaudited)
1. General
     TreeHouse Foods, Inc. (“TreeHouse” or the “Company”) was formed on January 25, 2005 by Dean Foods Company (“Dean Foods”) in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred to TreeHouse the assets and liabilities of its former Specialty Foods Group segment, in addition to the Mocha Mix®, Second Nature® and foodservice salad dressings businesses conducted by other businesses owned by Dean Foods. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) were completed on June 27, 2005 and TreeHouse commenced operations as a separate, standalone company. Dean Foods has no continuing stock ownership in TreeHouse.
     We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles, non-dairy powdered creamer and soup in the United States. We have three reportable segments, of which the soup and infant feeding segment was added in the second quarter of 2006.
2. Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by TreeHouse Foods, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of annual results.
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
     Costs related to the closure of the La Junta, Colorado facility totaling $1.0 million and $2.0 million for the three and six month periods ending June 30, 2006, respectively, were reclassified from general and administrative expense to other operating expense (income), net, to conform with the presentation in the current year.
     A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
3. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157 “Fair Value Measurement” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial statements.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement 115” (SFAS 159), which permits measurement of financial instruments and other certain items at fair value. SFAS 159 does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption of SFAS 159 is permitted provided that SFAS 157 is concurrently adopted. We do not expect SFAS 159 to have an impact on our financial statements.

4. Income Taxes
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
     Interest and penalties related to income tax liabilities are included in income tax expense. As of the date we adopted FIN 48, we had accrued interest and penalties related to unrecognized tax benefits of $0.03 million.
     The Company files income tax returns in the United States Federal jurisdiction as well as various state jurisdictions. Because the Company was formed on January 25, 2005 (see Note 1), the years of 2005 and 2006 are open to examination.
5. Acquisitions
     On May 31, 2007, the Company closed its previously announced acquisition of all the partnership interests and other outstanding equity interests in VDW Acquisition, Ltd. (“VDW”) pursuant to a purchase agreement dated April 20, 2007 (the “Agreement”) with Silver Brands Partners II, L.P., VDW Farms, Ltd. and VDW Management, L.L.C. VDW is a San Antonio, Texas based manufacturer of Mexican sauces, including salsa, picante sauce, cheese dip, enchilada sauce and taco sauce, which is sold to retail customers primarily under private label arrangements and to food service customers under the San Antonio Farms label. This acquisition will expand our product offerings, primarily in the private label market. For the twelve months ending March 31, 2007, San Antonio Farms had revenue of $45.3 million.
     TreeHouse paid a cash purchase price of $89.8 million (subject to working capital adjustments), which includes acquisition related costs of $1.0 million. The transaction was financed through borrowings under TreeHouse’s existing $500 million credit facility.
     The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based upon fair market values at the date of acquisition. Pro forma disclosures related to the transaction are not included since they are not considered material. The purchase price allocations are preliminary because we have not finalized our estimate of the fair value of long-lived assets or intangible assets acquired. We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$3
Receivables	4,469
Inventory	4,666
Property plant and equipment	8,609
Trade names	970
Formulas/recipes	237
Customer relationships	21,580
Non-compete agreement	1,620
Goodwill	49,848
Other assets	182

Total assets purchased	92,184
Assumed liabilities	2,387

Total purchase price	$89,797

     The trade names are not subject to amortization. Customer relationships have an estimated useful life of fifteen years, the non-compete agreement has an estimated useful life of three years and formulas/recipes have an estimated useful life of seven years. Goodwill is expected to be deductible for tax purposes.
     On May 4, 2007, the Company acquired substantially all of the assets of DeGraffenreid LLC, a leading processor and distributor of pickles and related products to the foodservice industry, from Bell-Carter Foods, Inc. for $10.8 million. The company is located in Springfield, Missouri and has annual sales of approximately $23 million. The purchase included all of the company’s working capital and production equipment. Concurrent with the acquisition of assets, TreeHouse entered into a lease for the land and buildings used in the operation of the acquired business. The acquisition is being accounted for under the purchase method of accounting and results of operations are included in our financial statements from the date of acquisition. Pro forma disclosures related to the transaction are not included since they are not considered material.

     In April 2007, the Company acquired 49% of the voting stock of Santa Fe Ingredients, a New Mexico based chile processing company supplying leading packaged food companies with industrial green chile and jalapeno peppers in aseptic drums. The terms of the transaction have not been disclosed as we believe the amounts involved are not material to TreeHouse. The investment is being accounted for under the equity method of accounting.
6. Facility Closing and Sale
     In the fourth quarter of 2005 the La Junta, Colorado pickle manufacturing facility and distribution center was closed and the property and equipment was written down to its estimated fair value of $1.6 million. Subsequently, on July 10, 2006, the distribution center was sold for $2.0 million, and on June 1, 2007 the manufacturing facility was sold for $1.3 million. A gain of $0.4 million was recognized on the sale of the manufacturing facility in the second quarter of 2007 and is included in other operating expense (income), net, in the condensed consolidated statement of income.
7. Inventories

	June 30,	December 31,
	2007	2006
	(In thousands)
Raw materials and supplies	$66,636	$62,212
Finished goods	164,504	163,294
LIFO Reserve	(11,076)	(9,740)

Total	$220,064	$215,766

     Approximately $55.8 million and $84.2 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2007 and December 31, 2006, respectively.

8. Intangible Assets
     Changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

			Soup & Infant
	Pickles	Powder	Feeding	Other	Total
	(In thousands)
Balance at December 31, 2006	$34,031	$185,785	$89,208	$73,558	$382,582
Goodwill acquired	—	—	—	49,848	49,848

Balance at June 30, 2007	$34,031	$185,785	$89,208	$123,406	$432,430

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trade names	$16,570	$—	$16,570	$15,600	$—	$15,600
Intangible assets with finite lives:
Non-compete agreement	2,646	(338)	2,308	1,026	(193)	833
Customer-related	65,669	(9,670)	55,999	43,096	(7,856)	35,240
Trade names	7,600	(785)	6,815	7,600	(600)	7,000
Formulas	237	(3)	234	—	—	—

Total	$92,722	$(10,796)	$81,926	$67,322	$(8,649)	$58,673

     Amortization expense on intangible assets for the three months ended June 30, 2007 and 2006 was $1.2 million and $0.8 million, respectively, and $2.3 million and $1.3 million in the six months ended June 30, 2007 and 2006, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2008	$ 6.5 million
2009	$ 6.4 million
2010	$ 6.0 million
2011	$ 4.5 million
2012	$ 4.4 million
9. Long-Term Debt

	June 30,	December 31,
	2007	2006
	(In thousands)
Revolving credit facility	$175,600	$130,000
Senior notes	100,000	100,000
Capital lease obligations and other	9,345	9,658

	284,9454	239,658
Less current portion	(532)	(543)

Total	$284,413	$239,115

     Revolving Credit Facility — On August 31, 2006, we entered into Amendment No. 1 to our unsecured revolving Credit Agreement (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 1 extends the termination date of the Credit Agreement to August 31, 2011, increases the aggregate commitment amount of the Credit Agreement to $500 million and amends certain definitions and rates which result in reductions in interest and various fees payable to the lenders under the Credit Agreement. This agreement also includes a $75 million letter of credit sublimit, against which $3.7 million in letters of credit have been issued but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of June 30, 2007. We believe that, given our current cash position, our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
     Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.295% to 0.90%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on all commitments under the credit facility. Our average interest rate on debt outstanding under our revolving Credit Agreement at June 30, 2007 was 5.78%.
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
     The Note Purchase Agreement contains covenants that will limit the ability of TreeHouse and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of June 30, 2007.
     Swap Agreement — In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in “accumulated other comprehensive loss” in our condensed consolidated balance sheet. The total loss will be reclassified ratably to our consolidated statements of income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes. In the six months ended June 30, 2007, $0.1 million of the loss was taken into interest expense. We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2007.
     Tax Increment Financing — On December 15, 2001, the Urban Development Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to TreeHouse as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of June 30, 2007, $3.1 million remains outstanding. Interest accrues at an annual rate of: 6.61%, with respect to the $0.7 million traunch which is due on November 1, 2011; 6.71%, with respect to the $0.5 million traunch which is due on November 1, 2013; and 7.16%, with respect to the $1.9 million traunch which is due on May 1, 2019.

10. Stockholders’ Equity and Earnings per Share
     Common stock distribution and issuance — Our common stock was distributed to Dean Foods stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements in January 2005, TreeHouse management purchased approximately 1.67% of TreeHouse common stock directly from Dean Foods, which is equivalent to 513,353 shares on a post-distribution basis. As of June 30, 2007, there were 31,202,473 shares issued and outstanding. There is no treasury stock and there is no remaining stock ownership by Dean Foods.
     Earnings per share — In accordance with SFAS 108 “Earnings Per Share”, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury method and includes the incremental effect related to outstanding options. The 584,339 restricted stock units and 626,622 restricted stock awards outstanding are subject to market conditions for vesting, which were not met as of June 30, 2007 or 2006, so these awards are excluded from the diluted earnings per share calculation.
     The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Weighted average shares outstanding	31,202,473	31,145,123	31,202,473	31,120,544
Assumed exercise of stock options (1)	109,091	86,092	109,936	103,547

Weighted average diluted common shares outstanding	31,311,564	31,231,215	31,312,409	31,224,091

(1)	The assumed exercise of stock options excludes 2,138,877 options outstanding, which were anti-dilutive for the three and six months ended June 30, 2007 and 1,705,802 options outstanding, which were anti-dilutive for the three and six months ended June 30, 2006.
11. Stock-based Compensation
     For the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments” (SFAS 123(R)). The Company elected to use the modified prospective application of SFAS 123(R) for awards issued prior to July 1, 2005. Income from continuing operations before income taxes for the three and six month periods ended June 30, 2007 and 2006 includes share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $3.1 million and $6.8 million, and $4.4 million and $9.2 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was $1.2 million and $2.6 million for three and six month periods ended June 30, 2007, and $1.7 million and $3.5 million for the three and six month periods ended June 30, 2006, respectively.
     The following table summarizes stock option activity during the six months ended June 30, 2007. Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. All options granted have three year terms which vest one-third on each of the first three anniversaries of the grant date.

			Weighted
	Employee	Director	Average
	Options	Options	Exercise Price
Outstanding, December 31, 2006	1,770,134	430,599	$26.31
Granted	405,560	41,000	$26.71
Forfeited	(36,272)	(14,299)	$27.73

Outstanding, June 30, 2007	2,139,422	457,300	$26.40

Exercisable at June 30, 2007	1,012,624	35,163	$28.92

     The aggregate intrinsic value of outstanding and exercisable options was $5.2 million and $4.1 million, respectively, at June 30, 2007. Compensation cost related to unvested options totaled $12.3 million at June 30, 2007 and will be recognized over the remaining vesting period of the grants, which averages 1.6 years. The average grant date fair value of options granted in the six months ending June 30, 2007 was $9.25.

     Effective August 3, 2007, we have amended the TreeHouse Foods, Inc. Equity and Incentive Plan to remove the ability of the compensation committee of our Board of Directors to shorten or extend the restricted period with respect to grants of shares of restricted stock or restricted stock units.
     In addition to stock options, in 2005 certain key management employees were granted restricted stock and restricted stock units pursuant to the terms of their employment agreements. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units in the second quarter of 2005. On January 30, 2007, TreeHouse issued 43,000 shares of restricted stock to additional key management employees. As of June 30, 2007, 626,622 restricted stock and 584,339 restricted stock units are outstanding. Restricted stock generally vests on each of January 27, 2006, 2007 and 2008. The vesting of restricted stock is subject to a market condition that requires that the total shareholder return of TreeHouse exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test that extends for the two anniversary dates beyond the last vesting date of January 27, 2008 that allows for vesting of previously unvested grants if the total shareholder return test is met on a cumulative basis. Restricted stock units vest one-third on each of June 27, 2006, 2007, and 2008, but they are subject to the condition that the price of TreeHouse stock exceeds $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last vesting date of June 27, 2008. Future compensation cost related to outstanding restricted stock units and shares of restricted stock totaled approximately $6.5 million at June 30, 2007, and will be recognized over the next 1.75 years.
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
     Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.
     Components of net periodic pension expense are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)
Service cost	$434	$90	$868	$180
Interest cost	403	360	806	720
Expected return on plan assets	(338)	(255)	(676)	(510)
Amortization of prior service costs	116	20	232	40
Amortization of unrecognized net loss	—	35	—	70

Net period benefit cost	$615	$250	$1,230	$500

     We expect to contribute $4.4 million to the pension plans during 2007, of which $2.0 million has been paid as of June 30, 2007.
     Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.
     Components on net periodic postretirement expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)
Service and interest cost	$169	$80	$338	$160
Amortization of unrecognized net loss	20	25	40	50

Net period benefit cost	$189	$105	$378	$210

     We expect to contribute $0.1 million to the postretirement health plans during 2007.

13. Comprehensive Income
     The following table sets forth the components of comprehensive income.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)
Net income	$9,362	$6,594	$16,776	$13,993
Pension adjustment, net of tax
Prior service costs and net gain/(losses)	83	—	166	—
Amortization of swap loss, net of tax	41	—	81	—

Comprehensive income	$9,486	$6,594	$17,023	$13,993

     We expect to amortize $0.3 million of prior service costs and net gain/(losses) and $0.2 million, net of tax of swap loss from other comprehensive income into earnings during 2007.
14. Fair Value of Financial Instruments
     Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt (revolving credit facility) are financial liabilities with carrying values that approximate fair value. As of June 30, 2007 the carrying value of the Company’s fixed rate senior notes was $100 million and fair value was estimated to be $98.8 million.

15. Commitments and Contingencies
     Litigation, Investigations and Audits — We are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any probable liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of such currently pending or threatened matters is not expected to have a material adverse impact on our financial position, results of operations or cash flows.
16. Supplemental Cash Flow Information
     Cash payments for interest were $8.2 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively. Cash payments for income taxes were $3.9 million and $10.7 million for the six months ended June 30, 2007 and 2006, respectively.

17. Business and Geographic Information and Major Customers
     Our pickles segment sells a variety of pickle, relish, sauerkraut and pepper products under customer brands, and under our proprietary brands including Farman’s®, Nalley’s®, Peter Piper® and Steinfeld™. The pickles segment also includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southeastern United States. These products are sold under the Bennett’s®, Hoffman House® and Roddenberry’s® Northwoods® brand names.
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
     Our soup and infant feeding business segment sells condensed and ready to serve soups, broths and gravies as well as infant baby cereals, fruits, vegetables, juices, meats, dinners and desserts. Infant feeding products are sold under the Nature’s Goodness® brand and are sold to customers in grocery and foodservice channels.
     Our aseptic, refrigerated and Mexican products do not qualify as a reportable segment and are included under other food products. We manufacture aseptic cheese sauces and puddings. Our refrigerated products include Mocha Mix®, a non-dairy liquid creamer, Second Nature®, a liquid egg substitute, and salad dressings sold in foodservice channels. Mexican sauces include salsa, picante sauce, cheese dip, and enchilada and taco sauces which are sold to retail and foodservice customers.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)
Net sales to external customers:
Pickles	$94,296	$98,291	$166,736	$172,432
Non-Dairy Powdered Creamer	65,642	60,775	137,456	127,613
Soup and Infant Feeding	61,279	42,659	147,063	42,659
Other	34,814	30,393	63,760	62,138

Total	256,031	232,118	515,015	404,842
Operating income:
Pickles	10,596	12,877	18,572	24,710
Non-Dairy Powdered Creamer	12,710	11,226	25,044	24,385
Soup and Infant Feeding	9,660	4,355	22,592	4,355
Other	6,360	6,561	11,230	12,455

Segment adjusted gross margin	39,326	35,019	77,438	65,905
Other operating expenses	20,177	20,985	42,312	39,764

Operating income	$19,149	$14,034	$35,126	$26,141

     Geographic Information — During the six months ended June 30, 2007 and 2006, we had foreign sales of approximately 1.1% and 0.4% of consolidated net sales, respectively. We primarily export to South America.
     Major Customers — In the six months ended June 30, 2007 and 2006, Wal-Mart Stores, Inc. accounted for approximately 16.5% and 12.8%, respectively, of our consolidated net sales. Each of our reporting segments sells products to Wal-Mart. No other customer accounted for more than 10% of our consolidated net sales.
18. Subsequent Events
     On June 24, 2007, the Company entered into a definitive agreement with E.D. Smith Income Fund (the “Fund”) to acquire substantially all of the assets of the Fund, consisting of all of the outstanding shares of E.D. Smith & Sons, Limited, all of the outstanding shares of E.D. Smith & Sons GP Ltd., certain indebtedness of E.D. Smith & Sons Limited and all of the LP units of E.D. Smith & Sons LP. Under the agreement, TreeHouse will acquire the assets of the Fund for approximately $203 million, plus the assumption of existing debt and transaction costs. The all cash transaction will be financed through borrowings under TreeHouse’s existing $500 million credit facility.
     The transaction, which is subject to approval by the Fund’s unitholders by two-thirds of the votes cast at a special meeting, regulatory approval and other customary closing conditions, is expected to close early in the fourth quarter of 2007.
     E.D. Smith is a leading private label manufacturer of products that range from fruit-based products, which include jams (including jellies, marmalades and spreads) pie fillings, and ketchup, to sauces which include pasta sauces, salsa, barbeque sauces, specialty sauces and syrups, to oil-based products which include pourable and spoonable salad dressings and marinades.
     For the twelve months ending March 31, 2007, E.D. Smith had revenues of approximately $245 million. E.D. Smith operates three production facilities in Ontario (Winona, Seaforth and Cambridge) and one in Pennsylvania, and employs approximately 800 people. The E.D. Smith headquarters will remain in Winona, Ontario.

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
Our current operations consist of the following:
•	Our pickles segment sells pickles, peppers, relishes and related products. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farman’s®, Nalley’s®, Peter Piper® and Steinfeld ™ that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s®, Hoffman House® and Roddenbery’s® Northwoods® brand names.

•	Our soup and infant feeding business segment sells condensed and ready to serve soups, broths and gravies as well as infant baby cereals, fruits, vegetables, juices, protein, dinners and desserts. We sell our soups and gravies under private labels primarily to supermarkets and mass merchandisers. Infant feeding products are sold under the Nature’s Goodness® brand and offer a complete product line focused on the four steps of a baby’s development. The infant feeding products are sold to customers in grocery, mass merchandising and foodservice channels.

•	Our non-dairy powdered creamer segment sells non-dairy powdered creamer under private labels and under our proprietary Cremora® brand. Product offerings in this segment include private label products packaged for retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers.

•	We also sell a variety of aseptic, refrigerated and Mexican products. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. We manufacture aseptic cheese sauces and puddings for sale primarily in the foodservice market. Our refrigerated products include Mocha Mix®, a non-dairy liquid creamer, Second Nature®, a liquid egg substitute, and salad dressings sold in foodservice channels. Mexican sauces include salsa, picante sauce, cheese dip, and enchilada and taco sauces which are sold to retail and foodservice customers.
Recent Developments
     On June 24, 2007, the Company entered into a definitive agreement with E.D. Smith Income Fund (the “Fund”) to acquire substantially all of the assets of the Fund, consisting of all of the outstanding shares of E.D. Smith & Sons Limited, all of the outstanding shares of E.D. Smith & Sons GP Ltd., certain indebtedness of E.D. Smith & Sons Limited and all of the LP units of E.D. Smith & Sons LP. Under the agreement, TreeHouse will acquire the assets of the Fund for approximately $203 million, plus the assumption of existing debt and transaction costs. The all cash transaction will be financed through borrowings under TreeHouse’s existing $500 million credit facility.
     The transaction, which is subject to approval by the Fund’s unitholders by two-thirds of the votes cast at a special meeting, regulatory approval and other customary closing conditions, is expected to close early in the fourth quarter of 2007. The Fund will set a record date for a special meeting of unitholders to approve the terms of the transaction and the wind up of the Fund which is expected to be held by the end of September 2007.

     E.D. Smith is a leading private label manufacturer of products that range from fruit-based products, which includes jams (including jellies, marmalades and spreads), pie fillings, and ketchup, to sauces which include pasta sauces, salsa, barbeque sauces, specialty sauces and syrups, to oil-based products which include pourable and spoonable salad dressings and marinades. E.D. Smith has relationships with key retailers that we believe will open up opportunities for our U.S. based business. In the U.S., E.D. Smith is a leading producer of private label salad dressings which we believe will complement the Company’s portfolio. Our U.S. food service business will open up a new distribution channel for E.D. Smith’s product portfolio.
     For the twelve months ending March 31, 2007, E.D. Smith had revenues of approximately $245 million. E.D. Smith operates three production facilities in Ontario (Winona, Seaforth and Cambridge) and one in Pennsylvania, and employs approximately 800 people. The E.D. Smith headquarters will remain in Winona, Ontario.
     On May 31, 2007, the Company closed its previously announced acquisition of all the partnership interests and other outstanding equity interests in VDW Acquisition, Ltd. (“VDW”) pursuant to a purchase agreement dated April 20, 2007 (the “Agreement”) with Silver Brands Partners II, L.P., VDW Farms, Ltd. and VDW Management, L.L.C. VDW is a San Antonio, Texas based maker of Mexican sauces, including salsa, picante sauce, cheese dip, enchilada sauce and taco sauce, which are sold to retail customers primarily under private label arrangements and to foodservice customers under the San Antonio Farms label. TreeHouse paid an aggregate cash purchase price of $88.8 million for VDW, which is subject to working capital adjustments. The transaction was financed through borrowings under TreeHouse’s existing $500 million credit facility.
     For the twelve months ending March 31, 2007, San Antonio Farms had revenues of $45.3 million. For the five years ended December 31, 2006, the company had a compound annual growth rate of 15.2%. The company manufactures all of its products at its processing and distribution facility in San Antonio, Texas where it employs approximately 100 people. TreeHouse does not anticipate any significant changes to the existing operations of VDW.
     On May 4, 2007, the Company acquired substantially all of the assets of DeGraffenreid LLC, a leading processor and distributor of pickles and related products to the foodservice industry, from Bell-Carter Foods, Inc. The company is located in Springfield, Missouri and has annual sales of approximately $23 million. The purchase included all of the company’s working capital and production equipment. Concurrent with the acquisition of assets, TreeHouse entered into a lease for the land and buildings used in the operation of the acquired business.
     In April 2007, the Company acquired 49% of the voting stock of Santa Fe Ingredients, a New Mexico based chile processing company supplying leading packaged food companies with industrial green chile and jalapeno peppers in aseptic drums. The terms of the transaction have not been disclosed as we believe the amounts involved are not material to TreeHouse.
Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
				(Dollars in thousands)
Net sales	$256,031	100.0%	$232,118	100.0%	$515,015	100.0%	$404,842	100.0%
Cost of sales	202,424	79.1	183,595	79.1	409,319	79.5	315,929	78.0

Gross profit	53,607	20.9	48,523	20.9	105,696	20.5	88,913	22.0
Operating expenses:
Selling and distribution	21,483	8.3	18,847	8.1	42,949	8.3	32,897	8.1
General and administrative	12,096	4.7	13,791	5.9	25,622	5.0	26,614	6.6
Other operating expense (income), net	(365)	(.1)	1,006	.5	(311)	—	1,952	.5
Amortization expense	1,244	.5	845	.4	2,310	.4	1,309	.3

Total operating expenses	34,458	13.4	34,489	14.9	70,570	13.7	62,772	15.5

Operating income	$19,149	7.5%	$14,034	6.0%	$35,126	6.8%	$26,141	6.5%

     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Net Sales — Second quarter net sales increased approximately 10.3% to $256.0 million in 2007, compared to $232.1 million in the second quarter of 2006. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
		(Dollars in thousands)
Pickles	$94,296	$98,291	$(3,995)	(4.1)%
Non-dairy powdered creamer	65,642	60,775	4,867	8.0%
Soup and infant feeding	61,279	42,659	18,620	43.6%
Other	34,814	30,393	4,421	14.5%

Total	$256,031	$232,118	$23,913	10.3%

     The increase in sales is primarily due to the full quarter effect in 2007 of the acquisition of the soup and infant feeding business on April 24, 2006. Pickle sales in the second quarter decreased 4.1% to $94.3 million in 2007 versus $98.3 million in 2006. Decreases in foodservice and retail branded pickle sales more than offset gains from the acquisition of the DeGraffenreid Pickle Company in May 2007. Non-dairy powdered creamer sales increased 8.0% to $65.6 million in the second quarter of 2007 compared to $60.8 million in 2006, as price increases taken in the first quarter of 2007 to offset rising raw material and packaging costs became effective. Soup and infant feeding sales increased 43.6% to $61.3 million in the second quarter of 2007 compared to $42.7 million in 2006. The large increase in sales is primarily due to the acquisition of the soup and infant feeding business on April 24, 2006 which generated ten weeks of sales in 2006 versus thirteen weeks in 2007. Net sales of other products increased 14.5% to $34.8 million in the second quarter of 2007 from $30.4 million in the second quarter of the prior year primarily due to the acquisition of the San Antonio Farms salsa business in May 2007.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of net sales was 79.1% in the second quarters of 2007 and 2006. Price increases taken in the first and second quarters of 2007, as well as cost reduction initiatives, offset rising costs of raw material and packaging. We continue to experience increases in commodity costs such as corn syrup, non-fat dry milk and soybean oil compared to the second quarter of 2006. Our packaging costs increased in the second quarter primarily due to increases in corrugate, plastic, metal and glass containers. See — “Results by Segment.”
     Operating Expenses — Our operating expenses remained flat at $34.5 million during the second quarters of 2007 and 2006. Selling and distribution expenses increased $2.6 million or 14.0% in the second quarter of 2007 compared to the second quarter of 2006 due to the April 24, 2006 acquisition of the soup and infant feeding business. The second quarter of 2006 included ten weeks of expenses versus thirteen weeks of expenses in 2007. General and administrative expenses decreased $1.7 million in the second quarter of 2007 compared to 2006, primarily for the following reasons:
•	the reduction of stock-based compensation expense in the current quarter of $1.3 million due to graded vesting which front loads the expense in earlier years related to equity grants to senior management at the time of the Distribution and

•	the reduction of pension administrative expenses of $0.7 million in the second quarter 2007 compared to the same period in 2006.
Other operating (income) expense, net includes income associated with the sale of the La Junta, Colorado manufacturing facility totaling $0.4 million in the second quarter of 2007 compared to expense of $1.0 million in 2006 related to costs associated with the closing of the La Junta facilities.
     Operating Income — Operating income for the second quarter of 2007 was $19.1 million, an increase of $5.1 million, or 36.4%, from operating income of $14.0 million in the second quarter of 2006. Our operating margin was 7.5% in the second quarter of 2007 as compared to 6.0% in the prior year’s quarter.
     Income Taxes — Income tax expense was recorded at an effective rate of 38.2% in the second quarter of 2007 compared to 38.8% in the prior year’s quarter.

     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 — Results by Segment
     Pickles —

	Three Months Ended June 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$94,296	100.0%	$98,291	100.0%
Cost of sales	77,764	82.5	78,802	80.2

Gross profit	16,532	17.5	19,489	19.8
Freight out and commissions	5,936	6.3	6,612	6.7

Adjusted gross margin	$10,596	11.2%	$12,877	13.1%

     Net sales in the pickles segment decreased by $4.0 million, or 4.1%, in the second quarter of 2007 compared to the second quarter of 2006. The change in net sales from the second quarter of 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$98,291
Volume	(8,264)	(8.4)%
Acquisitions	3,190	3.2
Pricing	1,079	1.1

2007 Net sales	$94,296	(4.1)%

     The decrease in net sales from 2006 to 2007 resulted from declines in our retail branded and foodservice channels, offset by the increase in sales as a result of the DeGraffenreid Pickle Company acquisition in the second quarter of 2007. Price increases were taken in all distribution channels at the end of the second quarter of 2007 due to rising raw material and packaging costs. The majority of the price increases will not take effect until the third quarter of 2007. Sales volume declines in the retail branded channel occurred as a result of discontinuing our emphasis on our Peter Piper brand in 2007. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 3.0% compared to the second quarter of the prior year.
     Cost of sales as a percentage of net sales increased from 80.2% in 2006 to 82.5% in 2007 primarily as a result of the increases in raw material and packaging costs during the quarter and the higher cost of inventory acquired with the DeGraffenreid Pickle Company acquisition. We have implemented several cost reduction initiatives in an attempt to offset these increases. Significant cost increases in the quarter include a 4% increase in glass packaging, an 11% increase in corrugated containers, a 23% increase in sweeteners, a 43% increase in vinegar and a 5% increase in cucumber crop costs.
     Freight out and commissions paid to independent brokers decreased $0.7 million or 10.2%, to $5.9 million in the second quarter of 2007 compared to $6.6 million in 2006, primarily as a result of lower sales volumes.

Non-dairy powdered creamer —

	Three Months Ended June 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$65,642	100.0%	$60,775	100.0%
Cost of sales	49,758	75.8	46,463	76.5

Gross profit	15,884	24.2	14,312	23.5
Freight out and commissions	3,174	4.8	3,086	5.0

Adjusted gross margin	$12,710	19.4%	$11,226	18.5%

     Net sales in the non-dairy powdered creamer segment increased by $4.9 million, or 8.0%, in the second quarter of 2007 compared to the prior year. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$60,775
Volume	1,999	3.3%
Pricing	2,868	4.7

2007 Net sales	$65,642	8.0%

     Sales volumes were up during the second quarter of 2007 compared to 2006 due to increased industrial bulk sales. Retail sales volumes were flat despite category trends which, according to Information Resources, Inc., decreased 3.2% in the second quarter of 2007 versus the second quarter of 2006.
     Cost of sales as a percentage of net sales decreased from 76.5% in the second quarter of 2006 to 75.8% in 2007, as sales price increases taken in the quarter offset increases in raw material and packaging costs. Increases in raw material costs in the second quarter of 2007 compared to the second quarter of 2006 included a 21% increase in corn syrup and sweeteners and a 26% increase in soybean oil. Packaging cost increases include an 8% increase on corrugate and a 2% increase in plastic containers.
     Freight out and commissions paid to independent brokers increased to $3.2 million in 2007 compared to $3.1 million in 2006 primarily as a result of increased sales volumes.
Soup and infant feeding —

	Three Months Ended June 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$61,279	100.0%	$42,659	100.0%
Cost of sales	48,008	78.3	35,920	84.2

Gross profit	13,271	21.7	6,739	15.8
Freight out and commissions	3,611	5.9	2,384	5.6

Adjusted gross margin	$9,660	15.8%	$4,355	10.2%

     Net sales in the soup and infant feeding segment increased $18.6 million or 43.6% in the second quarter of 2007 compared to the prior year. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$42,659
Volume- full month of April 2007 versus acquisition as of April 24, 2006	12,817	30.0%
Volume	4,912	11.5
Pricing	891	2.1

2007 Net sales	$61,279	43.6%

     The soup and infant feeding segment was acquired on April 24, 2006, therefore, we realized only ten weeks of sales in the second quarter of 2006 compared to thirteen weeks of sales in 2007. The extra weeks of sales in 2007 account for the majority of the sales increase in the second quarter. Excluding the effect of the three extra weeks in April 2007, sales volumes were up in all channels. Retail sales volumes were up 5.0%, which contrasts with category trends which according to Information Resources, Inc. retail sales of wet soup decreased 0.7% in the quarter versus the second quarter of the prior year. Co-pack soup and infant feeding sales were also up 33.9% as demand has remained strong in this channel during the quarter.
     Cost of sales as a percentage of net sales decreased from 84.2% in the second quarter of 2006 to 78.3% in 2007 primarily as a result of trade promotion reductions and sales price increases combined with a reduction of employee benefit costs and favorable manufacturing efficiencies associated with higher volumes during the second quarter of 2007 versus 2006.
     Freight out and commissions paid to independent brokers increased 50.0% to $3.6 million in 2007 compared to $2.4 million in 2006 primarily as a result of increased sales volumes.
     First Six Months of 2007 Compared to First Six Months of 2006
     Net Sales —Net sales increased approximately 27.2% to $5l5.0 million in the first six months of 2007, compared to $404.8 million in the first six months of 2006. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase
	2007	2006	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$166,736	$172,432	$(5,696)	(3.3)%
Non-dairy powder creamer	137,456	127,613	9,843	7.7%
Soup and infant feeding	147,063	42,659	104,404	244.7%
Other	63,760	62,138	1,622	2.6%

Total	$515,015	$404,842	$110,173	27.2%

     Sales increased in the first six months of 2007 largely due to the full year to date effect of the acquisition of the soup and infant feeding business on April 24, 2006. Due to the timing of the soup and infant feeding acquisition in 2006, we realized only ten weeks of sales last year compared to twenty-six weeks in 2007. Excluding the effect of the extra weeks in 2007, soup and infant feeding sales increased $9.7 million or 7.0% in the first six months of 2007 compared to the prior year. Net sales in the pickles segment decreased 3.3% to $166.7 million in the first six months of 2007 from $172.4 million in the first six months of the prior year despite the acquisition of the DeGraffenreid Pickle Company in the second quarter of 2007. Sales in the non-dairy powdered creamer segment increased 7.7% as a result of increased prices in response to rising input costs and increased volumes in our industrial/bulk channel. Net sales of other products increased 2.6% to $63.8 million in the first six months of 2007 from $62.1 million in the first six months of the prior year primarily due to the acquisition of San Antonio Farms salsa business in the second quarter of 2007.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.5% in the first six months of 2007 from 78.0% in the first six months of 2006, primarily due to rising raw material and packaging costs. Price increases were taken beginning in the first quarter of 2007, as well as cost reduction initiatives, to offset rising raw material costs and packaging costs. We continue to experience increases in commodity costs such as corn syrup, non-fat dry milk and soybean oil compared to the first six months of 2006. Our packaging costs increased in the first six months of 2007 compared to same period in 2006 primarily due to increases in corrugate, as well as plastic, metal and glass containers. See — “Results by Segment.”
     Operating Expenses — Our operating expenses increased to $70.6 million during the first six months of 2007 compared to $62.8 million in 2006. Selling and distribution expenses increased $10.1 million or 30.7% in the first six months of 2007 compared to the first six months of 2006 due mainly to the acquisition of the soup and infant feeding business on April 24, 2006. We incurred only ten weeks of expense for the soup and infant feeding business in 2006 compared to twenty-six weeks in 2007. Excluding the effect of the higher sales volumes our selling and distribution expenses increased approximately $5.1 million primarily due to increases in sales and marketing expenses that are primarily driven by the timing of the soup and infant feeding acquisition in 2006. General and administrative expenses decreased $1.0 million in the first six months of 2007, due to the reduction of stock-based compensation expense in the first six months by $2.4 million due to graded vesting which front loads the expense in earlier years related to equity grants to senior management at the time of the Distribution and a reduction of pension administrative expenses of $0.7 million in the first six months of 2007. These decreases are partially offset by increases in general and administrative expenses that are primarily driven by the timing of the soup and infant feeding acquisition in 2006. We realized only ten weeks of general and administrative expenses last year compared to twenty-six weeks in 2007.
     Other operating (income) expense, net includes income associated with the sale of our La Junta, Colorado manufacturing facility totaling $0.4 million in the first six months of 2007 compared to an expense of $2.0 million in the first six months of 2006 related to costs associated with the closing of the facility.
     Operating Income — Operating income during the first six months of 2007 was $35.1 million, an increase of $9.0 million, or 34.5% from operating income of $26.1 million in the first six months of 2006. Our operating margin was 6.8% in the first six months of 2007 as compared to 6.5% in the prior year.
     Income Taxes— Income tax expense was recorded at an effective rate of 38.5% for the first six months of 2007 compared to 38.4% in the prior year.
     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 — Results by Segment
     Pickles —

	Six Months Ended June 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$166,736	100.0%	$172,432	100.0%
Cost of sales	137,577	82.5	136,404	79.1

Gross profit	29,159	17.5	36,028	20.9
Freight out and commissions	10,587	6.4	11,318	6.6

Adjusted gross margin	$18,572	11.1%	$24,710	14.3%

     Net sales in the pickles segment decreased by $5.7 million, or 3.3% in the first six months of 2007 compared to 2006. The change in net sales from the first six months of 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$172,432
Volume	(13,284)	(7.7)%
Acquisitions	5,490	3.2
Pricing	2,098	1.2

2007 Net sales	$166,736	(3.3)%

     The decrease in net sales from 2006 to 2007 resulted primarily from declines in our retail brands and foodservice channels offset by the increase in sales as a result of acquisitions in 2006 and 2007. Price increases were taken in all distribution channels at the end of the second quarter of 2007 due to rising raw material and packaging costs. Sales volumes before the acquisition declined 7.7% in the first six months of 2007 compared to a year ago primarily in the retail and foodservice pickle category. The retail brand decline occurred as a result of discontinuing our emphasis on the Peter Piper brand in 2007. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 3.8% compared to the first six months of the prior year.
     Cost of sales as a percentage of net sales increased from 79.1% in 2006 to 82.5% in 2007 primarily as a result of increases in raw materials and packaging costs during the first six months. We have implemented several cost reduction initiatives in an effort to offset these increases, as well as taking sales price increases at the end of the second quarter. Significant cost increases in the first six months include an 11% increase in corrugated containers, a 26% increase in corn syrup and sweeteners, a 42% increase in vinegar and a 5% increase in cucumber crop costs.
     Freight out and commissions paid to independent brokers decreased $0.7 million or 6.5%, to $10.6 million in the first six months of 2007 compared to $11.3 million in 2006 primarily as a result of decreased sales volumes to our customers. We have also initiated several cost reduction programs that have reduced our distribution expenses in 2007.

     Non-dairy powdered creamer —

	Six Months Ended June 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$137,456	100.0%	$127,613	100.0%
Cost of sales	105,850	77.0	96,888	75.9

Gross profit	31,606	23.0	30,725	24.1
Freight out and commissions	6,562	4.8	6,340	5.0

Adjusted gross margin	$25,044	18.2%	$24,385	19.1%

     Net sales in the non-dairy powdered creamer segment increased by $9.8 million, or 7.7%, in the first six months of 2007 compared to the prior year. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$127,613
Volume	1,642	1.3%
Pricing	8,201	6.4

2007 Net sales	$137,456	7.7%

     Sales volumes were up during the first six months of 2007 primarily due to increased bulk industrial sales. Retail sales were up slightly in the first six months of 2007 compared to the prior year. According to Information Resources, Inc. retail sales of shelf stable creamer decreased 2.8% in the first six months of 2007 versus the prior year.
     Cost of sales as a percentage of net sales increased from 75.9% in the first six months of 2006 to 77.0% in 2007, as sales price increases taken in the first six months were not enough to offset increases in raw material and packaging costs. Increases in raw material costs included a 24% increase in corn syrup and a 21% increase in soybean oil in the first six months of 2007 compared to the first six months of 2006. Packaging cost increases include an 8% increase on corrugate, offset by a 4% decrease in plastic containers.
     Freight out and commissions paid to independent brokers increased to $6.6 million or 4.8% in 2007 compared to $6.3 million in 2006 primarily as a result of increased commissions due to higher sales prices.
Soup and Infant Feeding —

	Six Months Ended June 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$147,063	100.0%	$42,659	100.0%
Cost of sales	116,172	79.0	35,920	84.2

Gross profit	30,891	21.0	6,739	15.8
Freight out and commissions	8,299	5.6	2,384	5.6

Adjusted gross margin	$22,592	15.4%	$4,355	10.2%

     Net sales in the soup and infant feeding segment increased by $104.4 million in the first six months of 2007 compared to 2006. The change in net sales from the first six months of 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$42,659
Volume- full YTD sales 2007 versus acquisition as of April 24, 2006	95,174	223.1%
Volume	8,339	19.5
Pricing	891	2.1

2007 Net sales	$147,063	244.7%

     The increase in net sales from 2006 to 2007 resulted primarily from the full six month effect of the acquisition of the soup and infant feeding business on April 24, 2006. Price increases were taken in all distribution channels at the end of the second quarter of 2007 due to rising raw material and packaging costs. Sales volumes, excluding the full six month effect, increased 19.5% in the first six months of 2007 compared to a year ago primarily due to increases in our co-pack infant feeding and soup sales. Retail soup sales were flat to last year in the first six months of 2007. According to Information Resources, Inc., sales volumes of wet soup by retail grocers were up 2.0% compared to the first six months of the prior year.
     Cost of sales as a percentage of net sales decreased from 84.2% in 2006 to 79.0% in 2007 primarily as a result of trade promotion reductions and sales price increases, combined with a reduction of employee benefit costs and favorable manufacturing efficiencies associated with higher volumes during the first six months of 2007.
     Freight out and commissions paid to independent brokers increased $5.9 million to $8.3 million in the first six months of 2007 compared to $2.4 million in 2006 primarily as a result of the full six month effect of sales in 2007 compared to the prior year.
Liquidity and Capital Resources
     Cash Flow
     The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows on page 5 is summarized in the table below. The Company has generated and expects to continue to generate positive cash flow from operations.

	Six Months Ended
	June 30
	2007	2006
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$62,595	$40,737
Investing activities	$(108,234)	$(298,957)
Financing activities	$45,287	$250,279
     Net cash provided by operating activities increased by $21.9 million for the first six months of 2007 compared to 2006, due to:
•	An increase in net income excluding non-cash items such as depreciation, amortization and stock-based compensation increased cash by $8.8 million.

•	A decrease in net working capital increased cash provided from operating activities by $13.1 million due to decreases in accounts receivable and inventories partially offset by a temporary decrease in accounts payable.
     Net cash used in investing activities was $108.2 million in the first six months of 2007 compared to $299.0 million in the first six months of 2006, a decrease of $190.8 million primarily due to decreased cash outflows for acquisitions.
     Net cash provided by financing activities was $45.3 million in the first six months of 2007 compared to $250.3 million in 2006, a decrease of $205.0 million primarily due to a reduction in proceeds from issuance of debt related to decreased acquisition activity.

     Debt Obligations
     At June 30, 2007 we had $175.6 million in borrowings under our revolving credit facility, senior notes of $100 million and $9.3 million of capital leases and other obligations. In addition, at June 30, 2007 there were $3.7 million in letters of credit under the revolver that were issued but undrawn. As of June 30, 2007, $320.7 million was available under our line of credit.
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
     Revolving Credit Facility — On August 31, 2006, we entered into Amendment No. 1 to our unsecured revolving Credit Agreement (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 1 extends the termination date of the Credit Agreement to August 31, 2011, increases the aggregate commitment amount of the Credit Agreement to $500 million and amends certain definitions and rates which result in reductions in interest and various fees payable to the lenders under the Credit Agreement. This agreement also includes a $75 million letter of credit sublimit.
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
     See Note 9 to our condensed consolidated financial statements.
Other Commitments and Contingencies
     We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and audits:
•	certain lease obligations, and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.
     See Note 15 to our condensed consolidated financial statements for more information about our commitments and contingent obligations.
Future Capital Requirements
     We expect capital spending programs to increase in 2007 as a result of including a full twelve months of the soup and infant feeding segment and our new acquisitions. Capital spending in 2007 will focus on plant efficiencies and upgrades to our Pittsburgh plant’s water and power systems.
     In 2007, we expect cash interest to be approximately $17.4 million based on anticipated debt levels and cash taxes are expected to be approximately $17.5 million.

Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is provided in Note 3 to the Company’s condensed consolidated financial statements.
Critical Accounting Policies
     A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to our critical accounting policies in the six months ended June 30, 2007.
Off-Balance Sheet Arrangements
     We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases, which have or are reasonably likely to have a material effect on our consolidated financial statements.

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
     We do not utilize financial instruments for trading purposes or hold any derivative financial instruments as of June 30, 2007, which could expose us to significant market risk. In addition, all of our foreign sales are transacted in U.S. dollars. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance under our revolving credit facility, as of June 30, 2007, each 1% rise in our interest rate would increase our interest expense by approximately $1.8 million annually.
Input Costs
     The costs of other raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2006, and continued in the first six months of 2007, including processed vegetables and protein, soybean oil, casein, cheese, corn syrup, non-fat dry milk and packaging materials. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.
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

Item 4. Controls and Procedures
     Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, these disclosure controls and procedures were effective.
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Chicago, Illinois
August 2, 2007

Part II — Other Information
Item 1. Legal Proceedings
     We are not party to, nor are our properties the subject of, any material pending legal proceedings. However, we are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of such currently pending or threatened matters are not expected to have a material adverse impact on our financial position, results of operations or cash flows.
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
Item 3. Defaults Upon Senior Securities
     None
Item 6. Exhibits
2.1	Purchase agreement, dated as of June 24, 2007 between E.D. Smith Operating Trust, E.D. Smith Limited Partnership, E.D. Smith Income Fund and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2007.

10.1	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

August 2, 2007