Form 10-Q
period 2007-09-30
TreeHouse Foods, Inc.
filed 2007-11-08
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-32504
TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	20-2311383
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Two Westbrook Corporate Center, Suite 1070
Westchester, IL	60154
(Address of principal executive offices)	(Zip Code)
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
Yes ☐      No ☑
As of October 31, 2007 there were 31,204,305 shares of Common Stock, par value $0.01 per share, outstanding.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6	$6
Receivables, net	65,421	56,393
Inventories	271,519	215,766
Prepaid expenses and other current assets	7,602	11,002
Net assets of discontinued operations	544	1,604

Total current assets	345,092	284,771
Property, plant and equipment, net	214,598	207,197
Goodwill	432,581	382,582
Identifiable intangible and other assets	89,257	61,073

Total	$1,081,528	$935,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$114,304	$87,687
Deferred income taxes	1,412	1,216
Current portion of long-term debt	502	543

Total current liabilities	116,218	89,446
Long-term debt	316,423	239,115
Deferred income taxes	9,134	4,293
Other long-term liabilities	25,574	26,520
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $.01 per share, 40,000,000 shares authorized, 31,202,473 shares issued and outstanding	312	312
Additional paid-in capital	547,155	536,934
Retained earnings	71,446	44,108
Accumulated other comprehensive loss	(4,734)	(5,105)

Total stockholders’ equity	614,179	576,249

Total	$1,081,528	$935,623

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net sales	$271,951	$251,684	$786,966	$656,526
Cost of sales	213,219	197,494	622,538	513,423

Gross profit	58,732	54,190	164,428	143,l03
Operating expenses:
Selling and distribution	21,459	20,183	64,408	53,080
General and administrative	13,716	16,469	39,338	43,078
Other operating expense (income), net	2	(712)	(309)	1,245
Amortization expense	1,616	966	3,926	2,275

Total operating expenses	36,793	36,906	107,363	99,678

Operating income	21,939	17,284	57,065	43,425
Other (income) expense:
Interest expense	4,998	4,556	12,850	8,393
Interest income	(7)	(94)	(58)	(518)

Total other (income) expense	4,991	4,462	12,792	7,875

Income from continuing operations before income taxes	16,948	12,822	44,273	35,550
Income taxes	6,380	4,554	16,899	13,276

Income from continuing operations	10,568	8,268	27,374	22,274
Loss from discontinued operations, net of tax	—	(10)	(30)	(23)

Net income	$10,568	$8,258	$27,344	$22,251

Weighted average common shares:
Basic	31,202	31,202	31,202	31,145
Diluted	31,290	31,277	31,305	31,234
Basic earnings per common share:
Income from continuing operations	$.34	$.26	$.88	$.71
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$.34	$.26	$.88	$.71

Diluted earnings per common share:
Income from continuing operations	$.34	$.26	$.87	$.71
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$.34	$.26	$.87	$.71

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$27,344	$22,251
Loss from discontinued operations	30	23
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,366	15,743
Amortization	3,926	2,275
Stock-based compensation	10,221	13,995
Gain on disposition of assets	(448)	(960)
Deferred income taxes	5,478	61
Interest rate swap amortization	121	14
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(3,643)	(18,817)
Inventories	(46,287)	(46,349)
Prepaid expenses and other assets	815	(1,424)
Accounts payable, accrued expenses and other liabilities	22,139	37,340

Net cash provided by continuing operations	40,062	24,152
Net cash (used in) provided by discontinued operations	(30)	32

Net cash provided by operating activities	40,032	24,184
Cash flows from investing activities:
Additions to property, plant and equipment	(14,344)	(7,346)
Acquisitions of businesses	(100,102)	(287,689)
Acquisition of equity investment	(4,471)	—
Proceeds from sale of fixed assets	1,376	2,311

Net cash used in continuing operations	(117,541)	(292,724)
Net cash provided by discontinued operations	467	—

Net cash used in investing activities	(117,074)	(292,724)
Cash flows from financing activities:
Proceeds from issuance of acquisition debt	100,132	350,000
Net repayments of debt	(22,865)	(89,299)
Payments of deferred financing costs	(225)	(2,265)
Proceeds from stock option exercises	—	1,482
Tax benefit from stock options exercised	—	625

Net cash provided by financing activities	77,042	260,543

Net decrease in cash and cash equivalents	—	(7,997)
Cash and cash equivalents, beginning of period	6	8,001

Cash and cash equivalents, end of period	$6	$4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2007
(Unaudited)
1. General
     TreeHouse Foods, Inc. (“TreeHouse” or the “Company”) was formed on January 25, 2005 by Dean Foods Company (“Dean Foods”) in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred to TreeHouse the assets and liabilities of its former Specialty Foods Group segment, in addition to the Mocha Mix ®, Second Nature ® and foodservice salad dressings businesses conducted by other businesses owned by Dean Foods. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) were completed on June 27, 2005 and TreeHouse commenced operations as a separate, standalone company. Dean Foods has no continuing stock ownership in TreeHouse.
     We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles, non-dairy powdered creamer and soup in the United States. We have three reportable segments consisting of pickles, non-dairy powdered creamer, and soup and infant feeding.
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

4. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. The adoption of FIN 48 did not have a material effect on the financial position or results of operations of the Company. As of January 1, 2007, the Company had unrecognized tax benefits totaling $0.3 million.
     Interest and penalties related to income tax liabilities are included in income tax expense. As of the date we adopted FIN 48, we had accrued interest and penalties related to unrecognized tax benefits of $0.03 million.
     The Company files income tax returns in the United States Federal jurisdiction as well as various state jurisdictions. The Company was formed on January 25, 2005 (see Note 1), therefore, there were no tax returns filed prior to its formation. The IRS initiated an audit of our U.S. tax returns for the years 2005 and 2006 during the third quarter of 2007.
5. Acquisitions
     On May 31, 2007, the Company closed its previously announced acquisition of all the partnership interests and other outstanding equity interests in VDW Acquisition, Ltd. (“VDW”) pursuant to a purchase agreement dated April 20, 2007 with Silver Brands Partners II, L.P., VDW Farms, Ltd. and VDW Management, L.L.C. VDW is a San Antonio, Texas based manufacturer of Mexican sauces, including salsa, picante sauce, cheese dip, enchilada and taco sauces, which are sold to retail customers primarily under private label arrangements and to food service customers under the San Antonio Farms label. This acquisition will expand our product offerings, primarily in the private label market. For the twelve months ending March 31, 2007, San Antonio Farms had revenue of $45.3 million.
     TreeHouse paid a cash purchase price of $89.3 million, which includes acquisition related costs of $1.0 million and a working capital adjustment in the third quarter of $0.5 million. The transaction was financed through borrowings under TreeHouse’s $600 million credit facility.
     The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based upon fair market values at the date of acquisition. Pro forma disclosures related to the transaction are not included since they are not considered material. We have made an allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$4
Receivables	4,432
Inventory	4,652
Property plant and equipment	8,510
Trade names	970
Formulas/recipes	237
Customer relationships	21,580
Non-compete agreement	1,620
Goodwill	49,999
Other assets	144

Total assets purchased	92,148
Assumed liabilities	(2,821)

Total purchase price	$89,327

     The trade names are not subject to amortization. Customer relationships have an estimated useful life of fifteen years, the non-compete agreement has an estimated useful life of three years and formulas/recipes have an estimated useful life of seven years. Goodwill is expected to be deductible for tax purposes.

     On May 4, 2007, the Company acquired substantially all of the assets of DeGraffenreid, LLC, a leading processor and distributor of pickles and related products to the foodservice industry, from Bell-Carter Foods, Inc. for $10.8 million. The company is located in Springfield, Missouri and has annual sales of approximately $23 million. The purchase included all of the company’s working capital and production equipment. Concurrent with the acquisition of assets, TreeHouse entered into a lease for the land and buildings used in the operation of the acquired business. The acquisition is being accounted for under the purchase method of accounting and results of operations are included in our financial statements from the date of acquisition. Pro forma disclosures related to the transaction are not included since they are not considered material.
     In April 2007, the Company acquired 49% of the voting stock of Santa Fe Ingredients, a New Mexico based chile processing company supplying leading packaged food companies with industrial green chile and jalapeno peppers in aseptic drums. In August 2007 the Company made loans to Santa Fe Ingredients in the form of Convertible Notes to fund working capital requirements. The investment is being accounted for under the equity method of accounting.
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
7. Inventories

	September 30,	December 31,
	2007	2006
	(In thousands)
Raw materials and supplies	$81,927	$62,212
Finished goods	201,362	163,294
LIFO Reserve	(11,770)	(9,740)

Total	$271,519	$215,766

     Approximately $108.3 million and $84.2 million of our inventory was accounted for under the LIFO method of accounting at September 30, 2007 and December 31, 2006, respectively.

8. Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

			Soup & Infant
	Pickles	Powder	Feeding	Other	Total
			(In thousands)
Balance at December 31, 2006	$34,031	$185,785	$89,208	$73,558	$382,582
Goodwill acquired	—	—	—	49,999	49,999

Balance at September 30, 2007	$34,031	$185,785	$89,208	$123,557	$432,581

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(In thousands)
Intangible assets with indefinite lives:
Trade names	$16,570	$—	$16,570	$15,600	$—	$15,600
Intangible assets with finite lives:
Non-compete agreement	2,646	(523)	2,123	1,026	(193)	833
Customer-related	65,669	(10,889)	54,780	43,096	(7,856)	35,240
Trade names	7,600	(877)	6,723	7,600	(600)	7,000
Formulas	237	(11)	226	—	—	—

Total	$92,722	$(12,300)	$80,422	$67,322	$(8,649)	$58,673

     Amortization expense on intangible assets for the three months ended September 30, 2007 and 2006 was $1.6 million and $1.0 million, respectively, and $3.9 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2008	$6.9 million
2009	$6.7 million
2010	$6.2 million
2011	$4.5 million
2012	$4.4 million
9. Long-Term Debt

	September 30,	December 31,
	2007	2006
	(In thousands)
Revolving credit facility	$207,800	$130,000
Senior notes	100,000	100,000
Capital lease obligations and other	9,125	9,658

	316,925	239,658
Less current portion	(502)	(543)

Total	$316,423	$239,115

     Revolving Credit Facility — On August 30, 2007, the Company entered into Amendment No. 2 to our unsecured revolving Credit Agreement, as amended (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 2 reduces the available liquidity requirement with respect to permitted acquisitions and reduces the required consolidated interest coverage ratio at the end of each fiscal quarter. The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million. The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $6.1 million in letters of credit have been issued but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of September 30, 2007. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
     Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans, or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.295% to 0.90%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on all commitments under the credit facility. Our average interest rate on debt outstanding under our Credit Agreement at September 30, 2007 was 5.75%.
     Senior Notes — On September 22, 2006, we completed a private placement of $100 million in aggregate principal amount of 6.03% senior notes due September 30, 2013 pursuant to a Note Purchase Agreement among TreeHouse and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption. Interest is paid semi-annually in arrears on March 31 and September 30 of each year.
     The Note Purchase Agreement contains covenants that will limit the ability of TreeHouse and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of September 30, 2007.
     Swap Agreement — In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in “accumulated other comprehensive loss” in our condensed consolidated balance sheet. The total loss will be reclassified ratably to our consolidated statements of income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes. In the nine months ended September 30, 2007, $0.2 million of the loss was taken into interest expense. We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2007.
     Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to TreeHouse as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of September 30, 2007, $3.1 million remains outstanding. Interest accrues at an annual rate of: 6.61%, with respect to the $0.7 million traunch which is due on November 1, 2011; 6.71%, with respect to the $0.5 million traunch which is due on November 1, 2013; and 7.16%, with respect to the $1.9 million traunch which is due on May 1, 2019.

10. Stockholders’ Equity and Earnings per Share
     Common stock distribution and issuance — Our common stock was distributed to Dean Foods stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods common stock outstanding as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements in January 2005, TreeHouse management purchased approximately 1.67% of TreeHouse common stock directly from Dean Foods, which is equivalent to 513,353 shares on a post-distribution basis. As of September 30, 2007, there were 31,202,473 shares issued and outstanding. There is no treasury stock and there is no remaining stock ownership by Dean Foods.
     Earnings per share — In accordance with SFAS 128 “Earnings Per Share”, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury method and includes the incremental effect related to outstanding options. The 584,339 restricted stock units and 626,622 restricted stock awards outstanding are subject to market conditions for vesting, which were not met as of September 30, 2007 or 2006, so these awards are excluded from the diluted earnings per share calculation.
     The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Weighted average shares outstanding	31,202,473	31,202,473	31,202,473	31,145,123
Assumed exercise of stock options (1)	87,639	74,956	102,504	88,450

Weighted average diluted common shares outstanding	31,290,112	31,277,429	31,304,977	31,233,573

(1)	The assumed exercise of stock options excludes 2,117,973 options outstanding, which were anti-dilutive for the three and nine months ended September 30, 2007 and 1,821,592 options outstanding, which were anti-dilutive for the three and nine months ended September 30, 2006.
11. Stock-based Compensation
     For the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R) “Share Based Payments” (SFAS 123(R)). The Company elected to use the modified prospective application of SFAS 123(R) for awards issued prior to July 1, 2005. Income from continuing operations before income taxes for the three and nine month periods ended September 30, 2007 and 2006 includes share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $3.4 million and $10.2 million, and $4.8 million and $14.0 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was $1.3 million and $3.9 million for three and nine month periods ended September 30, 2007, and $1.8 million and $5.3 million for the three and nine month periods ended September 30, 2006, respectively.
     The following table summarizes stock option activity during the nine months ended September 30, 2007. Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. All options granted have three year terms which vest one-third on each of the first three anniversaries of the grant date.

	Employee	Director	Weighted Average
	Options	Options	Exercise Price
Outstanding, December 31, 2006	1,770,134	430,599	$26.31
Granted	425,160	41,000	$26.69
Forfeited	(74,944)	(14,299)	$27.86

Outstanding, September 30, 2007	2,120,350	457,300	$26.37

Exercisable at September 30, 2007	1,209,404	379,968	$25.28

     The aggregate intrinsic value of outstanding and exercisable options was $5.6 million and $4.4 million, respectively, at September 30, 2007. Compensation cost related to unvested options totaled $10.5 million at September 30, 2007 and will be recognized over the remaining vesting period of the grants, which averages 1.3 years. The average grant date fair value of options granted in the nine months ending September 30, 2007 was $9.24.

     In addition to stock options, in 2005 certain key management employees were granted restricted stock and restricted stock units pursuant to the terms of their employment agreements. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units in the second quarter of 2005. On January 30, 2007, TreeHouse issued 43,000 shares of restricted stock to additional key management employees. As of September 30, 2007, 626,622 restricted stock and 584,339 restricted stock units are outstanding. Restricted stock generally vests on each of January 27, 2006, 2007 and 2008. The vesting of restricted stock is subject to a market condition that requires that the total shareholder return of TreeHouse exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test that extends for the two anniversary dates beyond the last vesting date of January 27, 2008 that allows for vesting of previously unvested grants if the total shareholder return test is met on a cumulative basis. Restricted stock units vest one-third on each of June 27, 2006, 2007, and 2008, but they are subject to the condition that the price of TreeHouse stock exceeds $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last vesting date of June 27, 2008. Future compensation cost related to outstanding restricted stock units and shares of restricted stock totaled approximately $4.9 million at September 30, 2007, and will be recognized over the next 1.5 years.
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
     Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.
     Components of net periodic pension expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In thousands)
Service cost	$434	$91	$1,302	$271
Interest cost	403	299	1,206	1,019
Expected return on plan assets	(338)	(367)	(1,014)	(877)
Amortization of prior service costs	116	22	348	62
Amortization of unrecognized net loss	—	(53)	—	17
Effect of settlements	—	258	—	258

Net period benefit cost	$615	$250	$1,842	$750

     We have contributed $4.4 million to the pension plans during 2007. No additional contributions are required for 2007.
     Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.
     Components on net periodic postretirement expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In thousands)
Service and interest cost	$169	$81	$507	$244
Amortization of unrecognized net loss	20	25	60	75

Net period benefit cost	$189	$106	$567	$319

     We expect to contribute $0.1 million to the postretirement health plans during 2007.

13. Comprehensive Income
     The following table sets forth the components of comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In thousands)
Net income	$10,568	$8,258	$27,344	$22,251
Pension adjustment, net of tax
Prior service costs and net gain	83	—	249	—
Interest rate swap loss, net of tax	—	(1,128)	—	(1,128)
Amortization of swap loss, net of tax	40	13	122	13

Comprehensive income	$10,691	$7,143	$27,715	$21,136

     We expect to amortize $0.3 million of prior service costs and net gain, net of tax and $0.2 million of swap loss, net of tax from other comprehensive income into earnings during 2007.
14. Fair Value of Financial Instruments
     Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt (revolving credit facility) are financial liabilities with carrying values that approximate fair value. As of September 30, 2007 the carrying value of the Company’s fixed rate senior notes was $100 million and fair value was estimated to be $101.0 million.
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
16. Supplemental Cash Flow Information
     Cash payments for interest were $11.6 million and $7.9 million for the nine months ended September 30, 2007 and 2006, respectively. Cash payments for income taxes were $8.2 million and $10.9 million for the nine months ended September 30, 2007 and 2006, respectively.

17. Business and Geographic Information and Major Customers
     Our pickles segment sells a variety of pickle, relish, sauerkraut and pepper products under customer brands, and under our proprietary brands including Farman’s ®, Nalley’s ®, Peter Piper ® and Steinfeld ™. The pickles segment also includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southeastern United States. These products are sold under the Bennett’s ®, Hoffman House ® and Roddenberry’s ® Northwoods ® brand names.
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
     Our soup and infant feeding business segment sells condensed and ready to serve soups, broths and gravies as well as infant baby cereals, fruits, vegetables, juices, meats, dinners and desserts. Infant feeding products are sold under the Nature’s Goodness ® brand and are sold to customers in grocery and foodservice channels.
     Our aseptic, refrigerated and Mexican products do not qualify as a reportable segment and are included under other food products. We manufacture aseptic cheese sauces and puddings. Our refrigerated products include Mocha Mix ®, a non-dairy liquid creamer, Second Nature ®, a liquid egg substitute, and salad dressings sold in foodservice channels. Mexican sauces include salsa, picante sauce, cheese dip, and enchilada and taco sauces which are sold to retail and foodservice customers.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In thousands)
Net sales to external customers:
Pickles	$81,375	$78,528	$248,111	$250,960
Non-Dairy Powdered Creamer	70,019	63,860	207,475	191,473
Soup and Infant Feeding	79,960	78,736	227,023	121,395
Other	40,597	30,560	104,357	92,698

Total	271,951	251,684	786,966	656,526
Operating income:
Pickles	11,209	8,684	29,781	33,394
Non-Dairy Powdered Creamer	14,119	11,863	39,162	36,248
Soup and Infant Feeding	11,994	13,301	34,586	17,656
Other	6,952	5,951	18,182	18,406

Segment adjusted gross margin	44,274	39,799	121,711	105,704
Other operating expenses	22,335	22,515	64,646	62,279

Operating income	$21,939	$17,284	$57,065	$43,425

     Geographic Information — During the nine months ended September 30, 2007 and 2006, we had foreign sales of approximately 1.0% and 0.3% of consolidated net sales, respectively. We primarily export to South America.
     Major Customers — In the nine months ended September 30, 2007 and 2006, Wal-Mart Stores, Inc. accounted for approximately 16.0% and 14.0%, respectively, of our consolidated net sales. Each of our reporting segments sells products to Wal-Mart. No other customer accounted for more than 10% of our consolidated net sales.
18. Subsequent Events
     On June 24, 2007, TreeHouse entered into an agreement to acquire all of the operating assets of E.D. Smith Income Fund for CAN$9.15 per share or approximately $220 million, plus the assumption of approximately $100 million in existing net debt plus transaction costs. The transaction closed on October 15, 2007. The all cash transaction was financed through borrowings under TreeHouse’s $600 million credit facility.
     The acquired business (“E.D.Smith”) is the leading supplier of private label salad dressings in Canada and the U.S. It also markets E.D. Smith branded jams, jellies and pie fillings and other private label products in Canada. The company markets and distributes its products to the food retail and foodservice markets in Canada and the U.S.
     For the twelve months ending March 31, 2007, E.D. Smith had revenues of approximately $245 million. E.D. Smith operates production facilities in Ontario (Winona, Seaforth and Cambridge) and North East, Pennsylvania, and employs approximately 800 people. The E.D. Smith headquarters will remain in Winona, Ontario.
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
     Our current operations consist of the following:
•	Our pickles segment sells pickles, peppers, relishes and related products. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farman’s ®, Nalley’s ®, Peter Piper ® and Steinfeld™ that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s ®, Hoffman House ® and Roddenbery’s ® Northwoods ® brand names.

•	Our soup and infant feeding business segment sells condensed and ready to serve soups, broths and gravies as well as baby cereals, fruits, vegetables, juices, protein, dinners and desserts. We sell our soups and gravies under private labels primarily to supermarkets and mass merchandisers. Infant feeding products are sold under the Nature’s Goodness ® brand and offer a complete product line focused on the four steps of a baby’s development. The infant feeding products are sold primarily to customers in grocery, mass merchandising and foodservice channels.

•	Our non-dairy powdered creamer segment sells non-dairy powdered creamer under private labels and under our proprietary Cremora ® brand. Product offerings in this segment include private label products packaged for retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers.

•	We also sell a variety of aseptic products, refrigerated products and Mexican sauces. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. We manufacture aseptic cheese sauces and puddings for sale primarily in the foodservice market. Our refrigerated products include Mocha Mix ®, a non-dairy liquid creamer; Second Nature ®, a liquid egg substitute; and salad dressings sold in foodservice channels. Mexican sauces include salsa, picante sauce, cheese dip, and enchilada and taco sauces which are sold to retail and foodservice customers.
Recent Developments
     On October 15, 2007, TreeHouse, closed its acquisition of all of the operating assets of E.D. Smith Income Fund, including all of the outstanding equity interests in E.D. Smith & Sons, GP, Ltd., E.D. Smith & Sons, LP and E.D. Smith & Sons, Limited pursuant to a purchase and sale agreement with E.D. Smith Operating Trust, E.D. Smith Limited Partnership and the Fund dated June 24, 2007. TreeHouse acquired the assets of the Fund for approximately $220 million, plus the assumption of approximately $100 million existing debt plus transaction costs. The cash transaction was financed through borrowings under TreeHouse’s $600 million credit facility.
     The acquired business (“E.D. Smith”) is a leading private label manufacturer of products that range from fruit-based products, which include jams (including jellies, marmalades and spreads), pie fillings, and ketchup, to sauces which include pasta sauces, salsa, barbeque sauces, specialty sauces and syrups, to oil-based products which include pourable and spoonable salad dressings and marinades. E.D. Smith has relationships with key retailers that we believe will open opportunities for our U.S. based business. In the U.S., E.D. Smith is a leading producer of private label salad dressings which we believe will complement the Company’s portfolio. Our U.S. foodservice business will open a new distribution channel for E.D. Smith’s product portfolio.
     For the twelve months ending March 31, 2007, E.D. Smith had revenues of approximately $245 million. E.D. Smith operates three production facilities in Ontario (Winona, Seaforth and Cambridge) and North East, Pennsylvania, and employs approximately 800 people. The E.D. Smith headquarters will remain in Winona, Ontario.

     On May 31, 2007, the Company closed its previously announced acquisition of all the partnership interests and other outstanding equity interests in VDW Acquisition, Ltd. (“VDW”) pursuant to a purchase agreement dated April 20, 2007 with Silver Brands Partners II, L.P., VDW Farms, Ltd. and VDW Management, L.L.C. VDW is a San Antonio, Texas based maker of Mexican sauces, including salsa, picante sauce, cheese dip, enchilada and taco sauces, which are sold to retail customers primarily under private label arrangements and to foodservice customers under the San Antonio Farms label. TreeHouse paid an aggregate cash purchase price of $89.3 million for VDW. The transaction was financed through borrowings under TreeHouse’s $600 million credit facility.
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
     On May 4, 2007, the Company acquired substantially all of the assets of DeGraffenreid, LLC, a leading processor and distributor of pickles and related products to the foodservice industry, from Bell-Carter Foods, Inc. The company is located in Springfield, Missouri and has annual sales of approximately $23 million. The purchase included all of the company’s working capital and production equipment. Concurrent with the acquisition of assets, TreeHouse entered into a lease for the land and buildings used in the operation of the acquired business.
     In April 2007, the Company acquired 49% of the voting stock of Santa Fe Ingredients, a New Mexico based chile processing company supplying leading packaged food companies with industrial green chile and jalapeno peppers in aseptic drums. In August 2007, the Company made loans to Santa Fe Ingredients in the form of Convertible Notes to fund working capital. The investment is being accounted for under the equity method of accounting.
Results of Operations
     The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
				(Dollars in thousands)
Net sales	$271,951	100.0%	$251,684	100.0%	$786,966	100.0%	$656,526	100.0%
Cost of sales	213,219	78.4	197,494	78.5	622,538	79.1	513,423	78.2

Gross profit	58,732	21.6	54,190	21.5	164,428	20.9	143,103	21.8
Operating expenses:
Selling and distribution	21,459	7.9	20,183	8.0	64,408	8.1	53,080	8.1
General and administrative	13,716	5.0	16,469	6.5	39,338	5.0	43,078	6.6
Other operating expense (income), net	2	—	(712)	(.3)	(309)	—	1,245	.2
Amortization expense	1,616	.6	966	.4	3,926	.5	2,275	.3

Total operating expenses	36,793	13.5	36,906	14.6	107,363	13.6	99,678	15.2

Operating income	$21,939	8.1%	$17,284	6.9%	$57,065	7.3%	$43,425	6.6%

     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Net Sales — Third quarter net sales increased approximately 8.1% to $272.0 million in 2007, compared to $251.7 million in the third quarter of 2006. Net sales by segment are shown in the table below.

	Net Sales
				%
			$ Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)
	(Dollars in thousands)
Pickles	$81,375	$78,528	$2,847	3.6%
Non-dairy powdered creamer	70,019	63,860	6,159	9.6%
Soup and infant feeding	79,960	78,736	1,224	1.6%
Other	40,597	30,560	10,037	32.8%

Total	$271,951	$251,684	$20,267	8.1%

     The increase in sales is primarily due to the effect in 2007 of the acquisitions of the San Antonio Farms Mexican sauce business and DeGraffenreid, LLC, both in May 2007. Pickle sales in the third quarter increased 3.6% to $81.4 million in 2007 versus $78.5 million in 2006. The acquisition of the DeGraffenreid, LLC in May 2007 as well as price increases taken in all channels combined to more than offset sales volume decreases in retail branded pickles. Non-dairy powdered creamer sales increased 9.6% to $70.0 million in the third quarter of 2007 compared to $63.9 million in 2006, as price increases were taken in the first quarter of 2007 to offset rising raw material and packaging costs which drove the entire increase. Soup and infant feeding sales increased 1.6% to $80.0 million in the third quarter of 2007 compared to $78.7 million in 2006. Increases in co-pack sales were offset by declines in the retail branded infant feeding channel. Net sales of other products increased 32.8% to $40.6 million in the third quarter of 2007 from $30.6 million in the third quarter of the prior year primarily due to the acquisition of the San Antonio Farms Mexican sauce business in May 2007.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of net sales was 78.4% in the third quarter of 2007 compared to 78.5% in 2006. Price increases taken in 2007, as well as cost reduction initiatives, offset rising costs of raw material and packaging. We continue to experience increases in commodity costs such as casein, corn syrup, non-fat dry milk and soybean oil compared to the third quarter of 2006. Our packaging costs increased in the third quarter primarily due to increases in corrugate, plastic, metal and glass containers. See — “Results by Segment.”
     Operating Expenses — Our operating expenses were $36.8 million during the third quarter of 2007 compared to $36.9 million in 2006. Selling and distribution expenses increased $1.3 million or 6.3% in the third quarter of 2007 compared to the third quarter of 2006 due to the acquisition of the Mexican sauce business in the second quarter of 2007. General and administrative expenses decreased $2.8 million in the third quarter of 2007 compared to 2006, primarily for the following reasons:
•	the reduction of stock-based compensation expense in the current quarter of $1.3 million due to graded vesting which front loads the expense in earlier years related to equity grants to senior management at the time of the Distribution; and

•	the reduction of professional fees associated with Sarbanes-Oxley compliance of $1.0 million. The previous year included higher expenses incurred due to the initial compliance effort required for TreeHouse as a public company.
     Other operating expense (income), net includes income of $1.2 million in 2006 related to the sales of the La Junta, Colorado distribution center offset by costs associated with the closing of the La Junta, Colorado facilities. The remaining La Junta production facility was sold in the second quarter of 2007, therefore eliminating the majority of the associated expenses.
     Operating Income — Operating income for the third quarter of 2007 was $21.9 million, an increase of $4.7 million, or 26.9%, from operating income of $17.3 million in the third quarter of 2006. Our operating margin was 8.1% in the third quarter of 2007 compared to 6.9% in the prior year’s quarter.
     Income Taxes — Income tax expense was recorded at an effective rate of 37.6% in the third quarter of 2007 compared to 35.5% in the prior year’s quarter. The higher effective tax rate in 2007 is primarily due to a slightly higher state income tax rate due to current year acquisitions and favorable discrete items in the prior year.

     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 — Results by Segment
     Pickles —

	Three Months Ended September 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$81,375	100.0%	$78,528	100.0%
Cost of sales	65,084	80.0	64,826	82.5

Gross profit	16,291	20.0	13,702	17.5
Freight out and commissions	5,082	6.2	5,018	6.4

Adjusted gross margin	$11,209	13.8%	$8,684	11.1%

     Net sales in the pickles segment increased by $2.8 million, or 3.6% in the third quarter of 2007 compared to the third quarter of 2006. The change in net sales from the third quarter of 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$78,528
Mix/volume	(4,642)	(5.9)%
Acquisitions	4,963	6.3
Pricing	2,526	3.2

2007 Net sales	$81,375	3.6%

     The increase in net sales from 2006 to 2007 resulted mainly from the acquisition of the DeGraffenreid, LLC in the second quarter of 2007. Price increases taken in all distribution channels at the end of the second quarter of 2007 due to rising raw material and packaging costs partially offset an unfavorable sales mix and lower case sales. Sales volume declines in the retail branded channel occurred as a result of discontinuing our emphasis on our Peter Piper® brand in 2007. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 3.4% compared to the third quarter of the prior year.
     Cost of sales as a percentage of net sales decreased from 82.5% in 2006 to 80.0% in 2007 primarily as a result of the price increases taken at the end of the second quarter which more than offset increases in raw material and packaging costs during the quarter. We have implemented several cost reduction initiatives in an attempt to offset these cost increases. Significant cost increases in the quarter include an 11% increase in glass packaging, a 9% increase in corrugated containers, a 27% increase in sweeteners, a 14% increase in vinegar and a 4.4% increase in cucumber crop costs.
     Freight out and commissions paid to independent brokers was $5.1 million in the third quarter of 2007 compared to $5.0 million in 2006.
     Non-dairy powdered creamer —

	Three Months Ended September 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$70,019	100.0%	$63,860	100.0%
Cost of sales	52,716	75.3	48,814	76.4

Gross profit	17,303	24.7	15,046	23.6
Freight out and commissions	3,184	4.5	3,183	5.0

Adjusted gross margin	$14,119	20.2%	$11,863	18.6%

     Net sales in the non-dairy powdered creamer segment increased by $6.2 million, or 9.6%, in the third quarter of 2007 compared to the prior year. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$63,860
Volume	(689)	(1.1)%
Pricing	6,848	10.7

2007 Net sales	$70,019	9.6%

     Sales were up during the third quarter of 2007 compared to 2006 due to increased prices taken in all channels during the third quarter. Retail sales volumes were down slightly but better than category trends which, according to Information Resources, Inc., decreased 4.8% in the third quarter of 2007 versus the third quarter of 2006.
     Cost of sales as a percentage of net sales decreased from 76.4% in the third quarter of 2006 to 75.3% in 2007, as sales price increases taken in the quarter more than offset increases in raw material and packaging costs. Increases in raw material costs in the third quarter of 2007 compared to the third quarter of 2006 included a 15% increase in casein, a 28% increase in corn syrup and sweeteners and a 41% increase in soybean oil. Packaging cost increases include a 5% increase on corrugated containers.
     Freight out and commissions paid to independent brokers remained flat at $3.2 million in 2007 and 2006.
     Soup and infant feeding —

	Three Months Ended September 30
	2007		2006
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$79,960	100.0%	$78,736	100.0%
Cost of sales	63,891	80.0	60,519	76.9

Gross profit	16,069	20.0	18,217	23.1
Freight out and commissions	4,075	5.0	4,916	6.2

Adjusted gross margin	$11,994	15.0%	$13,301	16.9%

     Net sales in the soup and infant feeding segment increased $1.2 million or 1.6% in the third quarter of 2007 compared to the prior year. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$78,736
Mix/volume	(1,428)	(1.8)%
Pricing	2,652	3.4

2007 Net sales	$79,960	1.6%

     Volume increases in co-pack sales were offset by decreases in retail branded infant feeding sales. Retail soup sales volumes were flat, which is consistent with category trends that according to Information Resources, Inc. show retail sales of wet soup increased 1.6% in the third quarter of 2007 versus the third quarter of the prior year. Retail infant feeding sales were down 20% due to the loss of a large retail customer in 2007. Co-pack sales were up 33.9% as demand has remained strong in this channel consistent with the second quarter of 2007.
     Cost of sales as a percentage of net sales increased from 76.9% in the third quarter of 2006 to 80.0% in 2007 primarily as a result of the unfavorable mix of higher co-pack sales at lower margins versus the loss of retail infant feeding sales at a higher margin.
     Freight out and commissions paid to independent brokers decreased 17.1% to $4.1 million in 2007 compared to $4.9 million in 2006 primarily as a result of decreased retail infant feeding sales volumes.

     First Nine Months of 2007 Compared to First Nine Months of 2006
     Net Sales — Net sales increased approximately 19.9% to $787.0 million in the first nine months of 2007, compared to $656.5 million in the first nine months of 2006. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
		(Dollars in thousands)
Pickles	$248,111	$250,960	$(2,849)	(1.1)%
Non-dairy powder creamer	207,475	191,473	16,002	8.4%
Soup and infant feeding	227,023	121,395	105,628	87.0%
Other	104,357	92,698	11,659	12.6%

Total	$786,966	$656,526	$130,440	19.9%

     Sales increased in the first nine months of 2007 largely due to the full year to date effect of the acquisition of the soup and infant feeding business on April 24, 2006, as well as price increases taken in all channels and categories. Due to the timing of the soup and infant feeding acquisition in 2006, we realized only twenty three weeks of sales last year compared to thirty nine weeks in 2007. Excluding the effect of the extra weeks in 2007, soup and infant feeding sales increased $9.7 million or 8.0% in the first nine months of 2007 compared to the prior year. Net sales in the pickles segment decreased 1.1% to $248.1 million in the first nine months of 2007 from $251.0 million in the first nine months of the prior year despite the acquisition of the DeGraffenreid, LLC in the second quarter of 2007. Sales in the non-dairy powdered creamer segment increased 8.4% as a result of increased prices in response to rising input costs and increased volumes in our industrial/bulk and retail channels. Net sales of other products increased 12.6% to $104.4 million in the first nine months of 2007 from $92.7 million in the first nine months of the prior year primarily due to the acquisition of San Antonio Farms Mexican sauce business in the second quarter of 2007.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.1% in the first nine months of 2007 from 78.2% in the first nine months of 2006, primarily due to rising raw material and packaging costs. Price increases were taken in the first three quarters of 2007, as well as cost reduction initiatives, to offset rising raw material costs and packaging costs. We continue to experience increases in commodity costs such as casein, corn syrup, non-fat dry milk and soybean oil compared to the first nine months of 2006. Our packaging costs increased in the first nine months of 2007 compared to same period in 2006 primarily due to increases in corrugate, as well as plastic, metal and glass containers. See — “Results by Segment.”
     Operating Expenses — Our operating expenses increased to $107.4 million during the nine months of 2007 compared to $99.7 million in 2006. Selling and distribution expenses increased $11.3 million or 21.3% in the first nine months of 2007 compared to the first nine months of 2006 due mainly to the acquisition of the soup and infant feeding business on April 24, 2006. We incurred only twenty three weeks of expense for the soup and infant feeding business in 2006 compared to thirty nine weeks in 2007. Excluding the effect of the higher sales volumes our selling and distribution expenses increased approximately $6.0 million primarily due to increases in sales and marketing expenses that are primarily driven by the timing of the soup and infant feeding acquisition in 2006. General and administrative expenses decreased $3.8 million in the first nine months of 2007, as a result of a reduction of stock-based compensation expense in the first nine months by $3.8 million due to graded vesting which front loads the expense in earlier years related to equity grants to senior management at the time of the Distribution. Reduction of pension administrative expenses of $0.7 million and $1.2 million associated with Sarbanes-Oxley compliance in the first nine months of 2007 were partially offset by increases in general and administrative expenses that are primarily driven by the timing of the soup and infant feeding acquisition in 2006 and additional acquisitions in 2007. We realized only twenty three weeks of general and administrative expenses last year in the soup and infant feeding business compared to thirty nine weeks in 2007.
     Other operating expense (income), net includes income associated with the sale of our La Junta, Colorado manufacturing facility totaling $0.4 million in the first nine months of 2007 compared to an expense of $1.2 million in the first nine months of 2006 related to costs associated with the closing of the facility.
     Operating Income — Operating income during the first nine months of 2007 was $57.1 million, an increase of $13.7 million, or 31.6% from operating income of $43.4 million in the first nine months of 2006. Our operating margin was 7.3% in the first nine months of 2007 as compared to 6.6% in the prior year.
     Income Taxes — Income tax expense was recorded at an effective rate of 38.2% for the first nine months of 2007 compared to 37.3% in the prior year. The higher effective tax rate in 2007 is primarily due to a slightly higher state income tax rate due to current year acquisitions and favorable discrete items in the prior year.

     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 — Results by Segment
     Pickles —

	Nine Months Ended September 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$248,111	100.0%	$250,960	100.0%
Cost of sales	202,661	81.7	201,231	80.2

Gross profit	45,450	18.3	49,729	19.8
Freight out and commissions	15,669	6.3	16,335	6.5

Adjusted gross margin	$29,781	12.0%	$33,394	13.3%

     Net sales in the pickles segment decreased by $2.8 million, or 1.1% in the first nine months of 2007 compared to 2006. The change in net sales from the first nine months of 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$250,960
Volume	(15,633)	(6.2)%
Acquisitions	8,160	3.3
Pricing	4,624	1.8

2007 Net sales	$248,111	(1.1)%

     The decrease in net sales from 2006 to 2007 resulted primarily from declines in our foodservice and retail brand channels. Price increases were taken in all distribution channels at the end of the second quarter of 2007 due to rising raw material and packaging costs. Sales volumes, before the acquisition of DeGraffenreid, LLC, declined 6.2% in the first nine months of 2007 compared to a year ago primarily in the retail and foodservice pickle category. The retail brand decline occurred as a result of discontinuing our emphasis on the Peter Piper® brand in 2007. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 3.6% compared to the first nine months of the prior year.
     Cost of sales as a percentage of net sales increased from 80.2% in 2006 to 81.7% in 2007 primarily as a result of increases in raw material and packaging costs during the first nine months. We have implemented several cost reduction initiatives in an effort to offset these increases, as well as taking sales price increases at the end of the second quarter. Significant cost increases in the first nine months include a 13% increase in corrugated containers, a 31% increase in corn syrup and sweeteners, a 29% increase in vinegar and a 5.9% increase in cucumber crop costs.
     Freight out and commissions paid to independent brokers decreased $0.7 million or 4.1%, to $15.7 million in the first nine months of 2007 compared to $16.3 million in 2006 primarily as a result of decreased sales volumes to our customers. We have also initiated several cost reduction programs that have reduced our distribution expenses in 2007.
     Non-dairy powdered creamer —

	Nine Months Ended September 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$207,475	100.0%	$191,473	100.0%
Cost of sales	158,567	76.4	145,702	76.1

Gross profit	48,908	23.6	45,771	23.9
Freight out and commissions	9,746	4.7	9,523	5.0

Adjusted gross margin	$39,162	18.9%	$36,248	18.9%

     Net sales in the non-dairy powdered creamer segment increased by $16.0 million, or 8.4%, in the first nine months of 2007 compared to the prior year. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$191,473
Volume	953	.5%
Pricing	15,049	7.9

2007 Net sales	$207,475	8.4%

     Sales were up during the first nine months of 2007 primarily due to price increases taken in all channels during the first and third quarters of 2007. Retail sales were even to last year in the first nine months of 2007 which is in contrast to category trends that according to Information Resources, Inc. retail sales of shelf stable creamer decreased 3.3% in the first nine months of 2007 versus the prior year.
     Cost of sales as a percentage of net sales increased from 76.1% in the first nine months of 2006 to 76.4% in 2007, as sales price increases taken in the first nine months were not enough to offset increases in raw material and packaging costs. Increases in raw material costs included a 33% increase in corn syrup and a 26% increase in soybean oil in the first nine months of 2007 compared to the first nine months of 2006. Packaging cost increases include a 8% increase on corrugate, offset by a 8% decrease in plastic containers.
     Freight out and commissions paid to independent brokers increased to $9.7 million or 2.3% in 2007 compared to $9.5 million in 2006 primarily as a result of increased commissions due to higher sales prices.
     Soup and Infant Feeding —

	Nine Months Ended September 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$227,023	100.0%	$121,395	100.0%
Cost of sales	180,063	79.3	96,439	79.4

Gross profit	46,960	20.7	24,956	20.6
Freight out and commissions	12,374	5.5	7,300	6.1

Adjusted gross margin	$34,586	15.2%	$17,656	14.5%

     Net sales in the soup and infant feeding segment increased by $105.6 million in the first nine months of 2007 compared to 2006. The change in net sales from the first nine months of 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$121,395
Volume- full YTD sales 2007 versus acquisition as of April 24, 2006	95,174	78.4%
Volume	6,911	5.7
Pricing	3,543	2.9

2007 Net sales	$227,0232	87.0%

     The increase in net sales from 2006 to 2007 resulted primarily from the full nine month effect of the acquisition of the soup and infant feeding business on April 24, 2006. Price increases were taken in all distribution channels at the end of the second quarter of 2007 due to rising raw material and packaging costs. Sales volumes, excluding the full nine month effect, increased 5.7% in the first nine months of 2007 compared to a year ago primarily due to increases in our co-pack sales. Retail soup sales were flat to last year in the first nine months of 2007. According to Information Resources, Inc., sales volumes of wet soup by retail grocers were up 3.7% compared to the first nine months of the prior year.
     Freight out and commissions paid to independent brokers increased $5.1 million to $12.4 million in the first nine months of 2007 compared to $7.3 million in 2006 primarily as a result of the full nine month effect of sales in 2007 compared to the prior year.

Liquidity and Capital Resources
     Cash Flow
     The Company’s cash flow from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows on page 5 is summarized in the table below. The Company has generated and expects to continue to generate positive cash flow from operations.

	Nine Months Ended
	September 30
	2007	2006
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$40,062	$24,152
Investing activities	$(117,541)	$(292,724)
Financing activities	$77,042	$260,543
     Net cash provided by operating activities increased by $15.9 million for the first nine months of 2007 compared to 2006, primarily due to an increase in net income excluding non-cash items such as depreciation, amortization and stock-based compensation of $13.6 million and a decrease in working capital that increased cash by $2.3 million.
     Net cash used in investing activities was $117.5 million in the first nine months of 2007 compared to $292.7 million in the first nine months of 2006, a decrease of $175.2 million primarily due to decreased cash outflows for acquisitions.
     Net cash provided by financing activities was $77.0 million in the first nine months of 2007 compared to $260.5 million in 2006, a decrease of $183.5 million primarily due to a reduction in proceeds from issuance of debt related to decreased acquisition activity.

     Debt Obligations
     At September 30, 2007 we had $207.8 million in borrowings under our revolving credit facility, senior notes of $100 million and $9.1 million of capital leases and other obligations. In addition, at September 30, 2007 there were $6.1 million in letters of credit under the revolver that were issued but undrawn. As of September 30, 2007, $386.1 million was available under our line of credit. On October 15, 2007, $339.9 million of the available balance was used to finance the E.D. Smith acquisition.
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
     Revolving Credit Facility — On August 30, 2007, we entered into Amendment No. 2 to our unsecured revolving Credit Agreement (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 2 reduces the available liquidity requirement with respect to permitted acquisitions and reduces the required consolidated interest coverage ratio at the end of each fiscal quarter. The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million. This agreement also includes a $75 million letter of credit sublimit.
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
     In 2007, we expect cash interest to be approximately $21.5 million based on anticipated debt levels including the E.D. Smith acquisition which closed on October 15, 2007, and cash taxes are expected to be approximately $17.0 million.

Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is provided in Note 3 to the Company’s condensed consolidated financial statements.
Critical Accounting Policies
     A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes to our critical accounting policies in the nine months ended September 30, 2007.
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
     We do not utilize financial instruments for trading purposes or hold any derivative financial instruments as of September 30, 2007, which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance under our revolving credit facility, as of September 30, 2007, each 1% rise in our interest rate would increase our interest expense by approximately $2.1 million annually.
Input Costs
     The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2006, and continued in the first nine months of 2007, including processed vegetables and protein, soybean oil, casein, cheese, corn syrup, non-fat dry milk and packaging materials. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.
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

Item 4. Controls and Procedures
     Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, these disclosure controls and procedures were effective.
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine month periods ended September 30, 2007 and 2006 and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion (which included an explanatory paragraph concerning a change in the method of accounting due to the Company’s adoption of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in 2006) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Chicago, Illinois
November 5, 2007

Part II — Other Information
Item 1. Legal Proceedings
     We are party to a variety of legal proceedings arising in the normal course of business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations or cash flows.
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
Item 3. Defaults Upon Senior Securities
     None
Item 6. Exhibits
10.1	Amendment to No. 2 dated as of August 30, 2007 to the Credit Agreement dated June 27, 2005 is incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K dated September 4, 2007.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

November 8, 2007