Form 10-K
period 2007-12-31
TreeHouse Foods, Inc.
filed 2008-02-28
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2007, (the last day of our most recent second quarter) based on the $26.61 per share closing price for the Registrant’s common stock on the New York Stock Exchange on June 30, 2007, was approximately $783.5 million.
     The number of shares of the registrant’s common stock outstanding as of February 15, 2008 was 31,204,305.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 1, 2008 (to be filed) are incorporated by reference into Part III of this Form 10-K.

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
     In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; our level of indebtedness; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
PART I
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
     We are a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered coffee creamer; private label soup, salad dressings and sauces; Mexican sauces; jams, jellies and pie fillings; pickles and related products; infant feeding products; and other food products including aseptic sauces, refrigerated salad dressings, and liquid non-dairy creamer. We manufacture and sell the following:
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

     We believe we are the largest manufacturer of pickles, non-dairy powdered creamer and private label salad dressings in the United States based upon total sales volumes. We also are the leading retail supplier of private label pickles, private label non-dairy powdered creamer and private label soup in the United States. In 2007, private label products sold in the retail grocery channel in the United States, which compete with branded products on the basis of equivalent quality at a lower price, represented approximately 35.5% of all pickle products according to Information Resources, Inc. and approximately 53.7% of all non-dairy powdered creamer and approximately 15.7% of all canned soup according to AC Nielsen.
     We sell our products primarily to the retail grocery and foodservice channels. For the year ended December 31, 2007, sales to the retail grocery and foodservice channels represented 57.3% and 22.0%, respectively, of our consolidated net sales. The remaining 20.7% represented sales to industrial and other food manufacturers. A majority of our sales are private label products.
     Our business has three reportable segments: pickles, non-dairy powdered creamer and soup and infant feeding products. We also manufacture and sell other food products, as described more fully below.
     In 2007, 28.5% of our consolidated net sales was in the pickles segment, 25.8% was in the non-dairy powdered creamer segment and 27.8% was in soup and infant feeding products. The remaining 17.9% was attributable to sales of other food products.
     Pickles — We produce pickles, peppers, relishes and related products at six of our production facilities. Our products include whole pickles, sliced pickles, pickle relish, peppers and other products in a variety of flavor formulations. We supply private label pickles to supermarkets and mass merchandisers across the United States. We also sell pickle products to foodservice customers, including relish and hamburger pickle slices. In addition, we sell pickle products under our own brands, including Farman’s®, Nalley’s®, Peter Piper® and Steinfeldtm, that have a regional following in certain areas of the country. Our pickles segment also sells sauces and syrups to retail grocers in the Eastern, Midwestern and Southeastern United States under our proprietary Bennett’s®, Hoffman House® and Roddenbery’s® Northwoods® brand names. As disclosed in Footnote 24 to the Consolidated Financial Statements, we will close our Portland pickle manufacturing plant in 2008.
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
     Other Food Products — We produce both pourable and spoonable salad dressings at three of our plants. These plants were acquired on October 15, 2007 as part of the purchase of the E.D. Smith Fund. Our salad dressings are sold primarily to supermarkets and mass merchandisers throughout the United States and Canada and encompass many different flavor varieties. We believe we are the largest supplier of private label salad dressings in both the United States and Canada. Jams, pie fillings and sauces are also primarily produced at another Canadian facility.
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
     Our San Antonio plant, which was acquired in May 2007, produces Mexican sauces, including salsa, picante sauce, cheese dip and enchilada and taco sauces, which are sold to retail and foodservice customers.
     Most of our products have long shelf lives and are shipped from our production facilities directly to customers or to our distribution centers, where products are consolidated for shipment to customers. See “Our Products” below for a detailed description of our reportable segments and other food products.

     We operate our business as Bay Valley Foods, LLC (“Bay Valley”) in the United States and E.D. Smith Foods, LTD (“E.D. Smith”) in Canada. Bay Valley Foods is a Delaware limited liability company, a wholly owned subsidiary of TreeHouse Foods, Inc. and holds all of the real estate and operating assets related to our business.
History of Our Business
     The operations that comprise a significant portion of our business were previously operated by three separate operating divisions within Dean Foods: the Specialty Foods Group, the Branded Products Group and the Dairy Group. In connection with the Distribution, we acquired the following assets from these operating divisions:
•	Specialty Foods Group: all of the operating (including manufacturing) and intellectual property assets of our current pickle and non-dairy powdered creamer segments, as well as the intellectual property assets associated with the foodservice salad dressings businesses,

•	Branded Products Group: the operating assets associated with the Mocha Mix®, Second Nature®, and Rod’s® brand name portion of the foodservice salad dressings businesses, as well as the intellectual property assets associated with the Mocha Mix® and Second Nature® businesses, and

•	Dairy Group: the manufacturing assets associated with the Mocha Mix®, Second Nature®, and foodservice salad dressings businesses, as well as the operating assets associated with the private label portion of the foodservice salad dressings businesses.
     On February 22, 2006, the Company acquired the business relationships and inventory of Oxford Foods, Inc., a food processor based in Deerfield, Massachusetts. Oxford Foods is a manufacturer of pickles, peppers and barbecue sauce for the foodservice industry. The Company’s Faison, North Carolina plant assumed the production of these items after a four-month transition period.
     On April 24, 2006, the Company completed the acquisition of the private label Soup and Infant Feeding Businesses of Del Monte Corporation, a Delaware corporation (the “Seller”), a wholly-owned subsidiary of Del Monte Foods Company. Pursuant to the terms of the Asset Purchase Agreement (the “Agreement”) with Seller, TreeHouse acquired the Seller’s real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets primarily related to the Seller’s (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness®, and (3) the food service soup business (hereinafter collectively referred to as the “Soup and Infant Feeding Business”), and assumed certain liabilities to the extent related thereto. The assets of the Soup and Infant Feeding Business acquired by the Company include a manufacturing facility in Pittsburgh, Pennsylvania, manufacturing assets located at the Seller’s Mendota, Illinois facility and certain other assets as outlined in the Agreement. In connection with the Company’s acquisition of the Soup and Infant Feeding Business, TreeHouse and the Seller entered into transition services, co-pack and other ancillary arrangements pursuant to the Agreement, including a long-term lease and a facilities sharing agreement pursuant to which the Seller will lease to TreeHouse the use of the Mendota facility. On the Closing Date, the Company paid an aggregate cash purchase price of $277.1 million for the Soup and Infant Feeding Business, of which $250 million was financed through borrowings under the Company’s credit facility and available cash balances.
     On May 4, 2007, the Company acquired substantially all of the assets of DeGraffenreid, LLC, a leading processor and distributor of pickles and related products to the foodservice industry, from Bell-Carter Foods, Inc. for $10.8 million. The company is located in Springfield, Missouri and has annual sales of approximately $23 million. The purchase included all of the company’s working capital and production equipment. Concurrent with the acquisition of assets, TreeHouse entered into a lease for the land and buildings used in the operation of the acquired business. The acquisition was accounted for under the purchase method of accounting and results of operations are included in our financial statements from the date of acquisition.
     On May 31, 2007, the Company acquired all the partnership interests and other outstanding equity interests in VDW Acquisition, Ltd. (“VDW”) pursuant to a purchase agreement dated April 20, 2007 with Silver Brands Partners II, LP, VDW Farms, Ltd. and VDW Management, LLC for $89.4 million. VDW is a San Antonio, Texas based manufacturer of Mexican sauces, including salsa, picante sauce, cheese dip, enchilada and taco sauces, which are sold to retail customers primarily under private label arrangements and to food service customers under the San Antonio Farms label. This acquisition will expand our product offerings, primarily in the private label market. For the twelve months ending December 31, 2007, San Antonio Farms had revenue of $45.3 million.

     On October 15, 2007, the Company acquired all of the operating assets of E.D. Smith Income Fund, including all of the outstanding equity interests in E.D. Smith & Sons, GP, Ltd., E.D. Smith & Sons, LP and E.D. Smith & Sons, Limited pursuant to a purchase and sale agreement with E.D. Smith Operating Trust, E.D. Smith Limited Partnership and the Fund dated June 24, 2007. TreeHouse acquired the assets of the Fund for approximately $347 million which includes acquisition related costs of approximately $6 million. The cash transaction was financed through borrowings under the Company’s $600 million credit facility.
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
     For the twelve months ending December 31, 2007, E.D. Smith had revenues of approximately $295 million. E.D. Smith operates three production facilities in Ontario (Winona, Seaforth and Cambridge) and one in North East, Pennsylvania, and employs approximately 800 people. The E.D. Smith headquarters will remain in Winona, Ontario.
Business Strategy
     Our strategy is to optimize our current business and grow through acquisitions.
       Optimize the Current Business —
•	Improve marketing strategies in an effort to increase sales to national accounts. While we have high private label market share in salad dressing, pickles, non-dairy powdered creamer and soup, we still have significant potential for growth with several key national retailers and foodservice customers that we either do not currently serve, or that we currently serve in a limited manner. We intend to focus on gaining these customers, and expanding our relationships with existing customers, by improving our marketing strategies through more sophisticated account planning and customer targeting. We believe the acquisition of E.D. Smith will open opportunities for our U.S. based business, as well as open new distribution channels for E.D. Smith’s product portfolio.

•	Further expand our cost advantage. Although we are a low cost producer, we believe that there are additional cost savings opportunities that exist in our operations. We intend to pursue these opportunities by improving supply chain efficiency, including manufacturing, sourcing and distribution.
       Grow Through Acquisitions —
•	Build on current business core competencies. We believe our core competency is our low cost manufacturing capability and our ability to service our customers efficiently with a single order, invoice and shipment. We expect to focus initially on acquisitions within our current product categories, as well as adjacent categories.

•	Move up the “value chain.” Products such as non-dairy powdered creamer and aseptic cheese sauces are key ingredients in value-added products such as drink mixes, sauces, gravies and prepared foods. We intend to pursue acquisitions of product lines and businesses in which these ingredients are critical components of the final product.

•	Develop new platforms for the private label and foodservice markets. Both the private label and foodservice markets are growing faster than the branded retail grocery markets, yet the manufacturer base is highly fragmented. With the retailer consolidation currently underway, we believe that retailers will place increased emphasis on reducing supply chain complexity and costs. While our platform focus is on shelf stable products, we will also explore new platforms in frozen and refrigerated products for both retail and foodservice.
Our Products
     Financial information about our pickles, non-dairy powdered creamer, and soup and infant feeding segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

     The following table sets forth our consolidated net sales by product category and distribution channel, for the year ended December 31, 2007:

	Distribution Channel
	Retailers		Foodservice		Industrial and Other		Total
		% of		% of		% of		% of
		Product		Product		Product		Product
Products	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales
	(Dollars in thousands)
Pickles	$163,708	49.7%	$158,804	48.2%	$7,174	2.1%	$329,686	100.0%
Non-dairy powdered creamer	137,605	46.0%	5,112	1.7%	156,474	52.3%	299,191	100.0%
Soup and infant feeding	266,408	82.7%	—	—	55,815	17.3%	322,223	100.0%
Other	95,785	46.3%	90,664	43.8%	20,353	9.9%	206,802	100.0%

Total	$663,506	57.3%	$254,580	22.0%	$239,816	20.7%	$1,157,902	100.0%

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
     We also include sauces and syrups in our pickles segment. One of our production facilities produces sauces, including shrimp, tartar, horseradish, chili and sweet and sour sauces under the Bennett’s® and Hoffman House® brand names. These products are sold primarily to supermarkets in the Eastern, Midwestern and Southern United States. Another of our production facilities produces pancake and waffle syrup under the Roddenbery’s® Northwoods® brand, which is a leading value brand in the Southeastern United States based on volume of units sold.
     Pickles and related products represented approximately 28.5% of our consolidated net sales, for the year ended December 31, 2007.
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
     Non-dairy powdered creamer represented approximately 25.8% of our consolidated net sales, for the year ended December 31, 2007.

     Soup and Infant Feeding — Soup, broth and gravy are manufactured using vegetables, meats and other ingredients which are sourced from outside suppliers. Our products are packaged in cans of various sizes, from single serve to larger sized cans. TreeHouse also manufactures infant feeding products at the Pittsburgh plant, primarily under the Nature’s Goodness® brand. The majority of Nature’s Goodness® products are manufactured by TreeHouse in glass jars, with co-packers producing a variety of cereals and juice products. Infant feeding products are developed and marketed around the different stages of a baby’s development. Nature’s Goodness® products are all natural and are produced under very tight quality control, from sourcing of raw materials through glass handling and finished product processing.
     In 2007, the majority of the soup and infant feeding sales are to the retail channel and represented approximately 27.8% of our consolidated net sales.
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
     Our San Antonio plant, which was acquired in May 2007, produces Mexican sauces, including salsa, picante sauce, cheese dip and enchilada and taco sauces, which are sold to retail and foodservice customers.
     Other food products also include pourable and spoonable salad dressings, jams, jellies and pie fillings produced by our Canadian subsidiary E.D. Smith acquired on October 15, 2007. E.D. Smith operates three production facilities in Canada and one in North East, Pennsylvania.
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
     In 2007, sales to retailers, foodservice and industrial customers represented 57.3%, 22.0% and 20.7%, respectively, of our consolidated net sales.
     A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2007, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13.8% of our consolidated net sales. All of the Company’s segments sold products to Wal-Mart Stores, Inc. or its affiliates. No other customer accounted for 10% or more of the Company’s consolidated net sales.
     Our products are generally shipped from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlogs are not material to our business.
     Products are shipped from our production facilities directly to customers or to our distribution centers, where products are consolidated for shipment to customers. We believe this consolidation of products enables us to improve customer service by offering our customers a single order, invoice and shipment.
Patents and Trademarks
     We own a number of registered trademarks. While we consider our trademarks to be valuable assets, we do not consider any trademark to be of such material importance that its absence would cause a material disruption of our business. No trademark is material to any one segment.

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
     Other important raw materials used in our operations are processed vegetables and meats, soybean oil, coconut oil, casein, cheese, corn syrup, peppers and fruits. These raw materials generally are purchased under supply contracts, and we occasionally engage in forward buying, when we determine such buying to be to our advantage. We believe these raw materials to be generally available from a number of suppliers.
     The most important packaging materials used in our operations are glass, plastic containers, cardboard, metal closures and metal cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials to be generally available from a number of suppliers, with the exception of glass, which we procure through a long-term supply contract that expires in December 2010.
     Certain of our raw materials are purchased under long-term contracts in an attempt to guarantee supply and in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply, demand and other factors. We are not always able to adjust our pricing to reflect changes in raw materials costs. Volatility in the cost of our raw materials can adversely affect our performance, as price changes often lag behind changes in costs.
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
Employees
     As of December 31, 2007, our work force consisted of approximately 3,400 full-time employees in the United States and Canada.

For More Information About Us
     Filings with the SEC — Our fiscal year ends on December 31. We furnish our stockholders with annual reports containing audited financial reports.
     As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are required by the Securities Exchange Act of 1934 and include:
•	annual reports on Form 10-K,

•	quarterly reports on Form 10-Q,

•	current reports on Form 8K, and

•	proxy statements on Schedule 14A.
     Anyone may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our report, proxy and information statements, and our other SEC filings. The SEC’s internet address is http://www.sec.gov.
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
     We submitted the certification of our chief executive officer required by Section 303A.12 of the NYSE Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, on April 27, 2007 without qualification. In addition, we have included the certifications required of our chief executive officer and our chief financial officer by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules with respect to the quality of our disclosures in our Form 10-K for the year ended December 31, 2007, as Exhibits 31.1 and 31.2, respectively, to this Form 10-K.
Item 1A. Risk Factors
     In addition to the factors discussed elsewhere in the Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.
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
     The costs of other raw materials as well as packaging materials and fuel have varied widely in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials used in our products rose to unusually high cost levels during 2007 and 2006, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. In addition, fuel costs, which represent the most significant factor affecting utility costs at our production facilities and our transportation costs have fluctuated widely over the last twenty-four months. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.
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
     Changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increased raw material, packaging and fuel costs, our operating profits and margins could be adversely affected.
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
     The consolidation trend is continuing in the retail grocery and foodservice industries, and mass merchandisers are gaining market share. As this trend among grocery retailers continues and our retail customers, including mass merchandisers, grow larger and become more sophisticated, these retailers may demand lower pricing and increased promotional programs from product suppliers. If we are not selected by these retailers for most of our products or if we fail to effectively respond to their demands, our sales and profitability could be adversely affected. Furthermore, some of our large customers may seek more favorable terms for their purchases of our products. Sales to our large customers, on terms less favorable than existing terms, could have an adverse effect on our profitability. In addition, we have been subject to a number of competitive bidding situations over the last few years, which have resulted in margin erosion on sales to several customers, including some large customers. In bidding situations, we are subject to the risk of losing customers. Loss of any of our largest customers could have an adverse impact on our financial results.
We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business.
     Consistent with our stated strategy, our future growth rate depends, in large part, on our acquisition of additional food manufacturing businesses, products or processes. As a result, we intend to engage in acquisition activity. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms.

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
We may be subject to product liability claims for misbranded, adulterated, contaminated or spoiled food products.
     We sell food products for human consumption, which involve risks such as:
•	product contamination or spoilage,

•	misbranding,

•	product tampering, and

•	other adulteration of food products.
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
     A product that has been actually or allegedly misbranded or becomes adulterated could result in:
•	product withdrawals,

•	product recalls,

•	destruction of product inventory,

•	negative publicity,

•	temporary plant closings, and

•	substantial costs of compliance or remediation.
     Any of these events, including a significant product liability judgment against us, could result in a loss of confidence in our food products, which could have an adverse effect on our financial condition, results of operations or cash flows.
Compliance with recent government regulations relating to bioterrorism could increase our operating costs and adversely affect our profitability.
     As a producer and marketer of food items, we are subject to regulation by various federal, state and local governmental agencies. The Bioterrorism Act of 2002 includes regulations relating to the tracking and tracing of food products, including ingredients and raw materials, throughout the process of production. We will need to continue to expend monetary and non-monetary resources to maintain such compliance. In addition, future regulations by these agencies could become more stringent. In each instance, continued compliance with these and any similar requirements could increase our operating costs and adversely affect our profitability in the future.

Fluctuations in foreign currencies may adversely affect earnings.
     The Company is exposed to fluctuations in foreign currency cash flows primarily related to raw material purchases. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiary, E.D. Smith, which was purchased October 15, 2007. Additionally, input costs for certain Canadian sales are denominated in U.S. dollars, further impacting the affect foreign currency fluctuations may have on the Company.
     E.D. Smith is a manufacturer of private label salad dressings, jams, jellies and pie fillings and other private label products in Canada. The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues and expenses to be translated into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.
We have substantial indebtedness, which could restrict our business activities.
     As of December 31, 2007, we had $620.5 million of outstanding indebtedness. We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.
     Our substantial indebtedness could:
•	make it more difficult for us to satisfy our obligations under our indebtedness;

•	limit our ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to respond to business opportunities; and

•	subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our indebtedness.
We may be unable to raise additional capital to meet capital expenditure needs if our operations do not generate sufficient funds to do so.
     Our business is expected to have continuing capital expenditure needs. If our operations do not generate sufficient funds to meet our capital expenditure needs for the foreseeable future, we may not be able to gain access to additional capital, if needed, particularly in view of competitive factors and industry conditions. In addition, recent increases in the cost of raw materials, packaging materials and fuel costs have increased our working capital requirements. If we are unable to obtain additional capital, or unable to obtain additional capital on favorable terms, our liquidity may be diminished and we may be unable to effectively operate our business.
Increases in interest rates may negatively affect earnings.
     We had outstanding variable rate debt of $511.5 million as of December 31, 2007 at an average rate of 5.57% as of December 31, 2007, which accounts for approximately 82.3% of our total debt outstanding at December 31, 2007. We do not actively manage interest rate risk through the use of interest rate swaps or other derivative instruments. Accordingly, we may still experience interest rate volatility. Increases in interest rates we pay on our variable rate debt could materially affect our earnings.

The Company’s operations may be impaired as a result of disasters, business interruptions or similar events.
     A natural disaster such as an earthquake, fire, flood, or severe storm, or a catastrophic event such as a terrorist attack, an epidemic affecting the Company’s operating activities, major facilities, or employees’ and customers’ health, or a computer system failure, could cause an interruption or delay in the Company’s business and loss of inventory and/or data or render the Company unable to accept and fulfill customer orders in a timely manner, or at all. In addition, some of the Company’s inventory and production facilities are located in areas that are susceptible to harsh weather; a major storm, heavy snowfall or other similar events that could prevent the Company from delivering products in a timely manner. The Company cannot provide assurance that its disaster recovery plan will address all of the issues it may encounter in the event of a disaster or other unanticipated issues, and the Company’s business interruption insurance may not adequately compensate it for losses that may occur from any of the aforementioned factors. In the event that an earthquake, natural disaster, terrorist attack or other catastrophic event were to destroy any part of the Company’s facilities or interrupt its operations for any extended period of time, or if harsh weather or health conditions prevent the Company from delivering products in a timely manner, the Company’s business, financial condition and operating results could be seriously harmed.
Our business could be harmed by strikes or work stoppages by our employees.
     Currently, approximately 69% of our full time distribution, production and maintenance employees are covered by collective bargaining agreements with the International Brotherhood of Teamsters, United Food and Commercial Workers Union, or Retail, Wholesale and Department Store Union Central States Council. In addition, 16% of the labor force is covered by agreements that expire within one year. If a dispute with one of these unions or the employees they represent were to arise, production interruptions caused by work stoppages could occur. If a strike or work stoppage were to occur, our business, financial condition and results of operations could be adversely affected.
We could incur significant tax liabilities if the Distribution becomes a taxable event.
     Dean Foods received a private letter ruling from the Internal Revenue Service (“IRS”) substantially to the effect that, for U.S. federal income tax purposes, the Distribution of our common stock held by Dean Foods to its stockholders will qualify as a tax-free transaction under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). Although a private letter ruling from the IRS generally is binding on the IRS, if the facts presented or representations made in the letter ruling request are untrue or incomplete in any material respect, the letter ruling could be retroactively revoked or modified by the IRS.
     Furthermore, the IRS does not rule on whether a distribution satisfies certain requirements for a Section 355 distribution. Therefore, in addition to obtaining the letter ruling from the IRS, Dean Foods and TreeHouse obtained an opinion from the law firm of Wilmer Cutler Pickering Hale and Dorr, LLP that the Distribution qualified as a transaction under Section 355 of the Code. The opinion relies on the IRS letter ruling as to matters covered by the ruling. In addition, the opinion is based on, among other things, certain assumptions and representations as to factual matters made by Dean Foods and us, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.
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

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     We currently operate eighteen principal production facilities, the majority of which are owned except for the facility in City of Industry, California, which is leased under an agreement that expires in September 2016; the Mendota, Illinois facility, which is leased from Del Monte Corporation under an agreement that expires in March, 2009; the Springfield, Missouri facility, which is leased from Bell Carter under an agreement that expires in May 2009 and the Cambridge, Ontario facility, which is leased under an agreement that expires in December 2009. We believe that these facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. On February 13, 2008 the Company announced plans to close the Portland, Oregon production facility and distribution center. See Note 24 regarding subsequent events. The following chart lists the location and principal products produced at our production facilities:

Facility Location	Principal Products
City of Industry, California	Mocha Mix®, Second Nature® and salad dressings
Chicago, Illinois	Refrigerated foodservice pickles
Dixon, Illinois	Aseptic cheese sauces, puddings and gravies
Mendota, Illinois	Soups, broth, and gravies
Pecatonica, Illinois	Powders used for non-dairy creamers
Plymouth, Indiana	Pickles, peppers and relish
New Hampton, Iowa	Powders used for non-dairy creamers and other powdered products
Wayland, Michigan	Powders used for non-dairy creamers and other powdered products
Springfield, Missouri	Foodservice pickles
Faison, North Carolina	Pickles, peppers and relish; syrup
Portland, Oregon	Pickles, peppers and relish
North East, Pennsylvania	Salad dressing
Pittsburgh, Pennsylvania	Soups, broth, and gravies; infant baby food
San Antonio, Texas	Mexican sauces
Green Bay, Wisconsin	Pickles, peppers, relish and sauces
Cambridge, Ontario, Canada	Salad dressing
Seaforth, Ontario, Canada	Salad dressings, mayonnaise
Winona, Ontario, Canada	Jams, jellies, pie fillings and specialty sauces
Research and Development
     Our research facilities include a Research and Development Center in Pecatonica, Illinois. The Center focuses on the development of aseptic and powdered creamer products. Product development work for aseptic products is also carried out at our production facility in Dixon, Illinois. Research and development for our pickles segment is carried out at our production facility in Green Bay, Wisconsin. We conduct research and development activities for our soup and infant feeding products at our production facility in Pittsburgh, Pennsylvania. New formulations for salad dressings are created at our Seaforth, Canada location and new sauces and fruit based products are developed at our Winona, Canada facility. In addition, sample preparation, plant trials, ingredient approval and other quality control procedures are conducted at all our manufacturing facilities. Research and development expense totaled $4.8 million, $2.7 million, and $0.8 million in 2007, 2006, and 2005, respectively, and is included in the General and Administrative line of the Consolidated Statements of Income.
Item 3. Legal Proceedings
     We are party to a variety of legal proceedings arising in the normal course of business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Consolidated Financial Statements, annual results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted by us during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.
Item 4A. Executive Officers of the Registrant

Sam K. Reed	61	Chairman of the Board of Directors. Mr. Reed has served as the Chief Executive Officer since January 2005.

David F. Vermylen	57	President and Chief Operating Officer and has served in that position since January 2005.

Dennis F. Riordan	50	Senior Vice President and Chief Financial Officer since January 2006.

Thomas E. O’Neill	52	General Counsel, Chief Administrative Officer and a Senior Vice President and has served in that position since January 2005.

Harry J. Walsh	52	Senior Vice President of Operations and has served in that position since January 2005.
PART II
Item 5. Market for Our Common Stock and Related Matters
     Our common stock began trading on the New York Stock Exchange on June 28, 2005 under the symbol “THS.” The high and low sales prices of our common stock as quoted on the New York Stock Exchange for 2007 and 2006 are provided in Note 21 of the Consolidated Financial Statements. There were approximately 4,324 record holders of our common stock as of February 18, 2008. The Company did not purchase any shares of its stock in either 2007 or 2006.
PERFORMANCE GRAPH
     The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from June 28, 2005 through December 31, 2007. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P Small Cap 600 Index, Russell 2000 Index and a Peer Group Index consisting of the following group of companies selected based on the similar nature of their business: Kraft Foods Inc., Sara Lee Corp., General Mills, Inc., Kellogg Co., ConAgra Foods Inc., Archer Daniels Midland Co., H.J. Heinz Company, Campbell Soup Co., McCormick & Co. Inc., The JM Smucker Co., Del Monte Foods Co., Corn Products Int’l., Lancaster Colony Corp., Flowers Foods, Inc., Ralcorp Holdings Inc., The Hain Celestial Group, Inc., Lance, Inc., J&J Snack Foods Corp., B&G Foods, Inc., American Italian Pasta Co., Farmer Bros. Inc. and Peet’s Coffee and Tea. The graph assumes an investment of $100 on June 28, 2005, in each of TreeHouse Foods’ common stock, the stocks comprising the S&P Small Cap 600 Index, Russell 2000 Index and the Peer Group Index.

COMPARISON OF CUMULATIVE TOTAL RETURN OF $100 AMONG TREEHOUSE FOODS, INC., S&P
SMALL CAP 600 INDEX, RUSSELL 2000 INDEX AND THE PEER GROUP INDEX

	Base	INDEXED RETURNS
	Period	For Year Ended
Company Name / Index	6/28/05	12/31/05	12/31/06	12/31/07
TreeHouse Foods, Inc.	100	63.14	105.23	77.54
S&P SmallCap 600 Index	100	105.96	121.98	121.62
Russell 2000 Index	100	105.59	124.98	123.03
Peer Group	100	97.65	122.37	130.22
     We have never declared or paid a cash dividend on our common stock. Our current intention is to retain all earnings to fund working capital fluctuations, capital expenditures, scheduled debt repayments, expansion of our business and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Moreover, our revolving credit facility contains certain restrictions on our ability to pay cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” and Note 10 to the Consolidated Financial Statements for further information regarding the terms of our revolving credit facility and senior notes.

Equity Compensation Plan Information
     The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2007:

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities to	(b)	Future Issuance under
	be Issued Upon	Weighted-average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (excluding
	Options, Warrants	Outstanding Options,	securities reflected in
Plan Category	and Rights	Warrants and Rights	column (a))
Equity compensation plans approved by security holders:
2005 Long-Term Stock Incentive Plan	2,558,178	$26.26	1,838,001
Equity compensation plans not approved by security holders:
None

Total	2,558,178	$26.26	1,838,001

Item 6. Selected Financial Data
     The following selected financial data as of and for each of the five years in the period ended December 31, 2007 has been derived from the Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes. For periods prior to June 27, 2005, all of the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of our business that we describe in this report as “ours” are in fact the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of the businesses transferred to TreeHouse by Dean Foods.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Operating data:
Net sales	$1,157,902	$939,396	$707,731	$694,619	$696,134
Cost of sales	917,611	738,818	560,094	537,970	517,896

Gross profit	240,291	200,578	147,637	156,649	178,238
Operating costs and expenses:
Selling and distribution	94,636	74,884	60,976	61,484	57,136
General and administrative	53,931	57,914	31,977	11,020	11,719
Management fee paid to Dean Foods	—	—	2,940	11,100	5,400
Amortization of intangibles	7,195	3,268	1,732	1,477	1,344
Other operating (income) expense, net	(415)	(19,842)	21,423	—	—

Total operating costs and expenses	155,347	116,224	119,048	85,081	75,599

Operating income	84,944	84,354	28,589	71,568	102,639
Other (income) expense:
Interest expense	22,036	12,985	1,223	710	750
Interest income	(112)	(665)	(7)	—	—
Foreign currency hedge income	(3,469)	—	—	—	—
Other (income) expense, net	(36)	—	(66)	116	—

Total other expense	18,419	12,320	1,150	826	750

Income from continuing operations, before income taxes	66,525	72,034	27,439	70,742	101,889
Income taxes	24,873	27,333	15,174	26,071	38,025

Income from continuing operations	41,652	44,701	12,265	44,671	63,864
Income (loss) on sale of discontinued operations, net of tax	(30)	155	(689)	(9,595)	3,894

Net income	$41,622	$44,856	$11,576	$35,076	$67,758

Basic earnings per common share:
Income from continuing operations	$1.33	$1.43	$.40	$1.45	$2.07
Income (loss) from discontinued operations	—	.01	(.02)	(.31)	.13

Net income	$1.33	$1.44	$.38	$1.14	$2.20

Diluted earnings per common share:
Income from continuing operations	$1.33	$1.42	$.39	$1.44	$2.06
Income (loss) from discontinued operations	—	.01	(.02)	(.31)	.12

Net income	$1.33	$1.43	$.37	$1.13	$2.18

Average common shares:
Basic	31,203	31,158	30,905	30,801	30,801
Diluted	31,351	31,396	31,108	31,060	31,060
Other data:
Balance sheet data (at end of period):
Total assets	$1,455,958	$935,623	$609,697	$632,922	$660,572
Long-term debt	620,452	239,115	6,144	28,296	21,170
Other long-term liabilities	33,913	26,520	18,906	20,538	23,509
Total stockholders’ equity	629,309	576,249	513,355	494,755	529,193

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     (The following discussion and analysis presents the factors that had a material effect on our results of operations for the years ended December 31, 2007, 2006 and 2005. Also discussed is our financial position, as of the end of those periods. You should read this discussion in conjunction with the Consolidated Financial Statements and the notes to those Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.)
Results of Operations
     The following table presents certain information concerning our financial results for operating income, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,157,902	100.0%	$939,396	100.0%	$707,731	100.0%
Cost of sales	917,611	79.2	738,818	78.7	560,094	79.1

Gross profit	240,291	20.8	200,578	21.3	147,637	20.9
Operating costs and expenses:
Selling and distribution	94,636	8.2	74,884	8.0	60,976	8.6
General and administrative:
Stock-based compensation	13,580	1.2	18,794	2.0	9,618	1.4
Other general and administrative	40,351	3.5	39,120	4.2	22,359	3.2

Total general and administrative	53,931	4.7	57,914	6.2	31,977	4.6
Amortization expense	7,195	0.6	3,268	0.3	1,732	0.2
Management fee paid to Dean Foods	—	—	—	—	2,940	0.4
Other operating (income) expense, net	(415)	—	(19,842)	(2.2)	21,423	3.0

Total operating costs and expenses	155,347	13.5	116,224	12.3	119,048	16.8

Total operating income	$84,944	7.3%	$84,354	9.0%	$28,589	4.1%

     Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Net Sales — Net sales increased 23.3 % to $1,157.9 million for the year ended December 31, 2007, compared to $939.4 million, for the year ended December 31, 2006. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,
			$ Increase/	% Increase/
	2007	2006	(Decrease)	Decrease
	(Dollars in thousands)
Pickles	$329,686	$326,313	$3,373	1.0%
Non-dairy powdered creamer	299,191	267,385	31,806	11.9
Soup and infant feeding	322,223	224,189	98,034	43.7
Other	206,802	121,509	85,293	70.2

Total	$1,157,902	$939,396	$218,506	23.3%

     The increase in net sales was primarily driven by the acquisition of the Soup and Infant Feeding Business in the second quarter of 2006 and the full year impact in 2007 and the acquisition of E.D. Smith in October, 2007. Sales increases were realized in all product lines in 2007 as we increased prices to pass along the effect of the increase in input costs to our customers. Sales in the pickle segment increased 1.0% as a result of the acquisition of the DeGraffenreid pickle business in the second quarter of 2007. Net sales in the non-dairy powdered creamer segment increased 11.9% to $299.2 million for 2007 from $267.4 million in the prior year, primarily due to price increases throughout the year to offset rising commodity costs. Net sales of other products increased 70.2% to $206.8 million in 2007 from $121.5 million in the prior year, primarily due to the acquisition of the Mexican sauce business in May, 2007 and E.D. Smith in October, 2007.
     Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.2% in 2007 from 78.7% in the prior year. We continued to experience increased raw material and packaging costs that we were able to partially offset with increased operating efficiencies and increases in the prices of our products. See — “Results by Segment.”
     Operating Costs and Expenses — Operating expenses increased to $155.3 million in 2007 compared to $116.2 million in 2006. The increase in 2007 resulted from the following:
     Selling and distribution expenses increased $19.8 million, primarily due to the acquisition of the Soup and Infant Feeding Business in the second quarter of 2006 and the full year impact in 2007, the acquisition of the Mexican sauce business in May, 2007 and E.D. Smith in October, 2007. Selling and distribution expenses as a percent of revenue increased from 8.0% in 2006 to 8.2% in 2007, primarily as a result of higher average fuel costs.
     General and administrative expenses decreased $4.0 million in 2007 compared to 2006, primarily for the following reasons: (1) the reduction of stock-based compensation expense of $5.2 million due to graded vesting which front loads the expense in earlier years related to equity grants to Senior Management at the time of the distribution and (2) the reduction of professional fees associated with Sarbanes-Oxley compliance of $1.4 million and (3) the reduction of pension administrative expenses of $0.7 million. The previous year incurred higher expenses, due to the initial compliance effort required for TreeHouse as a public company. These reductions were partially offset by additional costs related to the acquisitions made during the year.
     Amortization expenses increased to $7.2 million in 2007 from $3.3 million in 2006, due to the acquisition of the Soup and Infant Feeding Business in the second quarter of 2006 and the full year impact in 2007, the acquisition of the Mexican sauce business in the second quarter of 2007, and the acquisition of E.D. Smith in the fourth quarter of 2007.
     Other operating income in 2007 decreased $19.4 million due to several non-recurring items which occurred in 2006. In 2007, we recognized a gain on the sale of certain assets related to the La Junta, Colorado facility of $0.3 million.
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

     Operating Income — Operating income in 2007 was $84.9 million, an increase of $0.6 million, or 0.7 % from operating income of $84.4 million in 2006, largely as a result of solid operating results and the effect of the acquisitions in 2006 and 2007, which offset the $29.4 million curtailment gain of postretirement benefits recorded in 2006. Our operating margin was 7.3% in 2007 as compared to 9.0% in the prior year.
     Income Taxes — Income tax expense was recorded at an effective rate of 37.4% for 2007 compared to 37.9% for 2006. The decrease is primarily due to the lower tax rate on the Canadian operations of E.D. Smith.
     Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Results by Segment
     Pickles —

	Year Ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$329,686	100.0%	$326,313	100.0%
Cost of sales	268,575	81.5	262,016	80.3

Gross profit	61,111	18.5	64,297	19.7
Freight out and commissions	20,648	6.2	21,423	6.6

Adjusted gross margin	$40,463	12.3%	$42,874	13.1%

     Net sales in the pickles segment increased by $3.4 million, or 1.0%, for the year ended December 31, 2007 compared to the prior year. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$326,313
Volume	(10,608)	(3.3)%
Mix/other	(3,958)	(1.2)
Acquisitions	13,173	4.0
Pricing	4,766	1.5

2007 Net sales	$329,686	1.0%

     The increase in net sales from 2006 to 2007 resulted primarily from the acquisition of the DeGraffenreid pickle business in the second quarter of 2007. Price increases were taken in all distribution channels during the second half of 2007, due to rising raw material, packaging and natural gas costs. Sales volumes before the acquisition of the DeGraffenreid pickle business declined 3.3% in the twelve months of 2007, compared to a year ago with lower volumes in both the retail and foodservice pickle categories. According to Information Resources, Inc., sales volumes of pickles by retail grocers were down 3.4% in 2007, compared to the prior year.
     Cost of sales as a percentage of net sales increased from 80.3% in 2006 to 81.5% in 2007 primarily as a result of input cost increases throughout 2007, which were not fully offset by price increases until the second half of 2007. Significant cost increases in 2007 include a 10% increase in corrugated containers, a 29% increase in sweeteners, a 23% increase in vinegar and a 7% increase in cucumber crop costs.
     Freight out and commissions paid to independent brokers decreased $0.8 million or 3.6%, to $20.6 million in 2007 compared to $21.4 million in 2006 as a result of better management of shipments.

     Non-dairy powdered creamer —

	Year Ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$299,191	100.0%	$267,385	100.0%
Cost of sales	227,554	76.1	203,782	76.2

Gross profit	71,637	23.9	63,603	23.8
Freight out and commissions	13,984	4.6	12,780	4.8

Adjusted gross margin	$57,653	19.3%	$50,823	19.0%

     Net sales in the non-dairy powdered creamer segment increased by $31.8 million, or 11.9%, for the year ended December 31, 2007 compared to the prior year. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$267,385
Volume	6,477	2.4%
Pricing	24,125	9.0
Mix/other	1,204	0.5

2007 Net sales	$299,191	11.9%

     In the first quarter of 2007, we increased our prices in response to significant increases in raw material costs such as corn syrup, casein and packaging. The case sales volumes also increased by approximately 2.4%, despite a decrease in overall industry sales, due to an increase in export sales and sales to our existing retail customers. According to AC Nielson, retail sales of shelf stable creamer decreased 3.1% in 2007 versus the prior year.
     Cost of sales as a percentage of net sales decreased from 76.2% in 2006 to 76.1% in 2007, as price increases to our customers offset increases in raw material, packaging, and energy costs, combined with improvements in operating efficiencies. Significant increases in raw materials in 2007 include a 32% increase in sweeteners, a 27% increase in oils, an 11% increase in casein and a 4% increase in corrugated offset by a 6% decrease in plastic containers.
     Freight out and commissions paid to independent brokers increased $1.2 million to $14.0 million in 2007 compared to $12.8 million in 2006, primarily as a result of the increase in net sales volume. Freight out and commissions as a percentage of net sales decreased from 4.8% in 2006 compared to 4.6% in 2007, as a result of the relatively smaller increase in freight out and commission dollars compared to the increase in sales dollars.
     Soup and infant feeding —

	Year Ended		Eight Months Ended
	December 31, 2007		December 31, 2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$322,223	100.0%	$224,189	100.0%
Cost of sales	256,404	79.6	180,594	80.6

Gross profit	65,819	20.4	43,595	19.4
Freight out and commissions	17,712	5.5	13,220	5.9

Adjusted gross margin	$48,107	14.9%	$30,375	13.5%

     Net sales in the soup and infant feeding segment increased by $98.0 million, or 43.7%, for the year ended December 31, 2007 compared to the prior year. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2006 Net sales	$224,189
Volume	93,899	41.9%
Pricing	5,000	2.2
Mix/other	(865)	(0.4)

2007 Net sales	$322,223	43.7%

     Net sales for the eight month period ending December 31, 2006 for soup and infant feeding includes the period from April 24, 2006, the date of acquisition, through December 31, 2006. The increase in net sales from 2006 to 2007 resulted primarily from owning the Soup and Infant Feeding Business for the whole year in 2007 compared to only eight months in 2006.
     Cost of sales as a percentage of net sales decreased from 80.6% in 2006 to 79.6% in 2007 as price increases to our customers offset increases in raw materials and packaging costs.
     Freight out and commissions paid to independent brokers increased by $4.5 million to $17.7 million as a result of the full year of volume. However, these costs decreased as a percent of revenue from 5.9% in 2006 to 5.5% in 2007 due to combining shipments and leveraging freight rates with the other product lines.
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Net Sales — Net sales increased approximately 32.7% to $939.4 million for the year ended December 31, 2006, compared to $707.7 million for the year ended December 31, 2005. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,
			$ Increase/	% Increase/
	2006	2005	(Decrease)	Decrease
	(Dollars in thousands)
Pickles	$326,313	$320,143	$6,170	1.9%
Non-dairy powdered creamer	267,385	263,769	3,616	1.4
Soup and infant feeding	224,189	—	224,189	—
Other	121,509	123,819	(2,310)	(1.9)

Total	$939,396	$707,731	$231,665	32.7%

     The increase in net sales was primarily driven by the acquisition of the Soup and Infant Feeding Business in the second quarter of 2006. Sales increases in both the pickle and non-dairy powdered creamer segment in 2006 were slightly offset by decreased sales in other products. Sales in the pickle segment increased 1.9% as a result of the acquisition of the Oxford pickle business in the first quarter of 2006. Net sales in the non-dairy powdered creamer segment increased 1.4% to $267.4 million for 2006 from $263.8 million in the prior year, primarily due to price increases effective in the first quarter of 2006 to offset rising commodity costs. Net sales of other products decreased 1.9% to $121.5 million in 2006 from $123.8 million in the prior year, primarily due to decline in co-pack refrigerated sales.
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

     Operating Costs and Expenses — Operating expenses decreased to $116.2 million in 2006 compared to $119.0 million in 2005. The decrease in 2006 resulted from the following:
     Selling and distribution expenses increased $13.9 million, primarily due to the acquisition of the Soup and Infant Feeding Business in the second quarter of 2006. Excluding soup and infant feeding expenses, selling and distribution expenses decreased $2.5 million. Despite higher fuel prices, which we estimated added approximately $5.2 million to distribution costs in 2006 compared to the prior year, the fuel price increases were offset with strategic initiatives that increased operating efficiencies and lowered overall outbound freight costs.
     General and administrative expenses increased $25.9 million in 2006 compared to 2005, primarily for the following reasons: (1) a full year of stock-based compensation expense compared to six months in 2005 that increased operating expense by $9.2 million, (2) full year cost of the TreeHouse management team and costs associated with becoming a publicly held company such as Sarbanes-Oxley compliance and audit fees, which in total increased operating expense by $9.5 million compared to 2005, and (3) additional costs associated with the soup and infant feeding acquisition of $7.2 million.
     Amortization expenses increased to $3.3 million in 2006 from $1.7 million in 2005, largely due to the acquisition of the Soup and Infant Feeding Business. In 2005, a $2.9 million management fee was paid to Dean Foods. No management fees were paid to Dean Foods in 2006.
     Other operating expense in 2006 included a $29.4 million curtailment gain generated as a result of transferring the postretirement medical benefits of certain union employees from a company funded plan to a multiemployer union sponsored plan. In 2006, we also recorded an $8.2 million charge to write down the Mocha Mix® trademark to reflect a reduction in its realizable value. Also included in 2006 was the income from the sale of the La Junta, Colorado distribution center of $1.3 million, offset by $2.6 million of costs associated with the closing of the La Junta, Colorado facilities. In 2005, we recognized $2.3 million of income from the sale of our Cairo, Georgia facility and the settlement of a high fructose corn syrup class action litigation, which were offset by $9.7 million of transaction expenses associated with the spin off of TreeHouse from Dean Foods and impairment of trademarks and other intangibles of $4.7 million. We also recorded $9.9 million of expenses associated with closing our La Junta, Colorado pickle plant in the fourth quarter of 2005.
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

		Year Ended December 31,
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$326,313	100.0%	$320,143	100.0%
Cost of sales	262,016	80.3	257,548	80.4

Gross profit	64,297	19.7	62,595	19.6
Freight out and commissions	21,423	6.6	21,128	6.6

Adjusted gross margin	$42,874	13.1%	$41,467	13.0%

     Net sales in the pickles segment increased by approximately $6.2 million, or 1.9%, for the year ended December 31, 2006 compared to the prior year. The change in net sales from 2005 to 2006 was due to the following:

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
     Cost of sales as a percentage of net sales decreased from 80.4% in 2005 to 80.3% in 2006, primarily as a result of price increases taken in the first quarter of 2006 which offset increases in packaging and raw material. Operational savings were also generated due to closing the La Junta, Colorado pickle plant in the second quarter of 2006. Raw material and packaging increases in 2006 included (1) a 2% increase in glass costs due in part to rising natural gas prices, (2) a 9% increase in plastic containers due to rising resin costs, (3) a 27% increase in sweeteners, and (4) a 19% increase in vinegar costs.
     Freight out and commissions paid to independent brokers increased $0.3 million or 1.4%, to $21.4 million in 2006 compared to $21.1 million in 2005, as a result of an increase in freight out costs attributable to higher gasoline and diesel fuel costs.
     Non-dairy powdered creamer —

	Year Ended December 31,
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$267,385	100.0%	$263,769	100.0%
Cost of sales	203,783	76.2	208,867	79.2

Gross profit	63,602	23.8	54,902	20.8
Freight out and commissions	12,780	4.8	13,844	5.2

Adjusted gross margin	$50,822	19.0%	$41,058	15.6%

     Net sales in the non-dairy powdered creamer segment increased by $3.6 million, or 1.4%, for the year ended December 31, 2006 compared to the prior year. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2005 Net sales	$263,769
Volume	(4,703)	(1.8)%
Pricing	8,319	3.2

2006 Net sales	$267,385	1.4%

     In the first quarter of 2006, we increased our prices in response to significant increases in raw material costs such as corn syrup and packaging. Our case sales volumes decreased by approximately 1.8%, due to continued increased retail branded promotional spending from our competitors. According to Information Resources, Inc., retail sales of shelf stable creamer decreased 6.2% in 2006 compared to the prior year.
     Cost of sales as a percentage of net sales decreased from 79.2% in 2005 to 76.2% in 2006, as price increases to our customers offset increases in raw material, packaging, and energy costs, combined with improvements in operating efficiencies. Increases in raw material costs included a 25% increase in corn syrup, coupled with a 31% increase in sucrose in 2006 compared to 2005. Packaging costs also increased by 12% in 2006 driven by higher resin costs. Natural gas costs increased 3% in 2006 compared to the prior year.
     Freight out and commissions paid to independent brokers decreased $1.0 million to $12.8 million in 2006 compared to $13.8 million in 2005, primarily as a result of the decrease in net sales volume. Freight out and commissions as a percentage of net sales decreased from 5.2% in 2005 compared to 4.8% in 2006, as a result of the relatively smaller increase in freight out and commission dollars compared to the increase in sales dollars.
     Soup and infant feeding  —

	Eight Months Ended December 31,
	2006
	Dollars	Percent
	(Dollars in thousands)
Net sales	$224,189	100.0%
Cost of sales	180,594	80.6

Gross profit	43,595	19.4
Freight out and commissions	13,220	5.9

Adjusted gross margin	$30,375	13.5%

     Net sales for the eight month period ending December 31, 2006 for soup and infant feeding included the period from April 24, 2006, the date of acquisition, through December 31, 2006. Revenues in the eight months ended December 31, 2006 increased 10.7% compared to 2005, primarily due to additional revenues under co-pack arrangements.
Liquidity and Capital Resources
     Historical Cash Flow
     We have generated and expect to continue to generate positive cash flow from operations.
     When we were part of Dean Foods, our cash was swept regularly by Dean Foods. Dean Foods also funded our operating and investing activities as needed. The Company’s transfers of cash, both to and from Dean Foods’ cash management system, are reflected in the Consolidated Financial Statements as Parent’s Net Investment. Dean Foods did not allocate the interest expense related to its receivables-backed facility or other financing obligations to its segments, except for specific borrowings for industrial revenue bonds. Therefore, the interest expense reflected in the Consolidated Financial Statements relates to capital leases, senior notes and the line of credit for those periods.

	Year Ended December 31,
	2007	2006
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$96,432	$59,850
Investing activities	$(468,286)	$(296,925)
Financing activities	$380,699	$229,157

     Net cash provided by continuing operating activities increased by $36.6 million in 2007 compared to 2006, due to:
•	an increase in net income, excluding one time items such as impairment charges and post-retirement benefit obligation curtailment of $18.0 million,

•	a decrease in receivables in existing operations of $10.1 million compared to an increase of $20.5 million in 2006, due to improved receivable management in 2007 of our 2006 acquisitions, and

•	a $13.1 million smaller increase in accounts payable, as the effect of accounts payable management begins to decrease.
         Net cash used in continuing investing activities was $468.3 million in 2007 compared to $296.9 million in 2006, an increase of $171.4 million, due primarily to the 2007 acquisitions of DeGraffenreid, San Antonio Farms and E.D. Smith.
          We received $45 thousand, as the result of stock option exercises in 2007 compared to $1.5 million in 2006 and paid $0.2 million in financing costs related to our $600 million revolving line of credit.

     Current Debt Obligations
     At December 31, 2007, we had $511.5 million in borrowings under our revolving credit agreement, senior notes of $100.0 million and $9.6 million consisting of capital leases and other obligations.
     Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of pickle production driven by the cucumber harvest cycle, which occurs primarily during the spring and summer, pickle inventories generally are at a low point in late spring and at a high point during the fall increasing our working capital requirement. In addition, we build inventories of soup in the summer months in anticipation of large seasonal shipments that begin late in the third quarter. Our long-term financing needs will depend largely on potential acquisition activity. At December 31, 2007, we had $511.5 million in borrowings under our $600 million revolving credit facility. In addition, at December 31, 2007, there were $6.2 million in letters of credit under the revolver that were issued but undrawn. We are currently in compliance with all covenants contained in our credit agreements. Our existing credit agreement plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy.
     See Note 10 to our Consolidated Financial Statements.
     The following table summarizes our obligations and commitments to make future payments as of December 31, 2007:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	More Than
Indebtedness, Purchase & Lease Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)
Revolving credit facility (1)	$644,456	$28,491	$56,981	$558,984	$—
Senior notes (2)	134,672	6,030	12,060	12,060	104,522
Capital lease obligations (3)	12,089	1,143	2,192	1,698	7,056
Purchasing obligations (4)	173,672	149,671	12,387	3,271	8,343
Operating leases (5)	57,607	14,979	20,815	13,626	8,187
FIN 48 liability (6)	474	—	474	—	—

Total	$1,022,970	$200,314	$104,909	$589,639	$128,108

(1)	Revolving credit facility obligation includes principal of $511.5 million and interest at an average rate of 5.57% at December 31, 2007. The principal is due August 31, 2011.

(2)	Senior note obligation includes principal and interest payments based on a fixed interest rate of 6.03%. Principal payment is due September 30, 2013. See Note 10 for details.

(3)	Payments required under long-term capitalized lease contracts.

(4)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(5)	In accordance with GAAP, these obligations are not reflected in the accompanying balance sheets. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.

(6)	The FIN 48 liability recorded by the Company is $0.9 million at December 31, 2007, of which 50% is expected to be settled within 1 to 3 years. The remaining 50% or $0.5 million has been excluded from the table. The timing of cash settlement for this portion, if any, cannot be reasonably estimated due to offsetting positions and conclusions upon audit. The Company’s gross unrealized tax benefit is approximately $1.8 million. The difference between the gross unrealized tax benefit and the FIN 48 liability is due to the inclusion of corollary positions, interest, penalties, as well as the impact of state taxes on the federal tax liability which are included in the computation of the FIN 48 liability but not the gross unrecognized tax benefit.

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
     For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates, may result in increased or decreased pension costs in future periods. Pension costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. We contributed $4.4 million to the pension plans and approximately $0.1 million to the postretirement health plans in 2007. We expect to contribute approximately $7.3 million to our pension plans in 2008.
     Revolving Credit Facility — On August 30, 2007, the Company entered into Amendment No. 2 to our unsecured revolving Credit Agreement, as amended (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 2 reduces the available liquidity requirement with respect to permitted acquisitions and reduces the required consolidated interest coverage ratio at the end of each fiscal quarter. The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million. The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $6.2 million in letters of credit have been issued but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of December 31, 2007. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
     On September 22, 2006, we completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013 pursuant to a Note Purchase Agreement among TreeHouse and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption. Net proceeds were used to repay outstanding indebtedness under the revolving Credit Agreement.
     Other Commitments and Contingencies
     We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and tax audits:
•	certain lease obligations, and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and .other casualty losses.
     See Note 19 to our Consolidated Financial Statements for more information about our commitments and contingent obligations.

     Future Capital Requirements
     Capital expenditures were $22.9 million in 2007 compared to $11.4 million in 2006. We expect capital spending programs to increase in 2008, as a result of including a full twelve months of the acquisitions in 2007. Capital spending in 2008 will focus on productivity improvements and routine equipment upgrades or replacements at our plants, which number 18 across the United States and Canada.
Known Trends and Uncertainties
     Prices of Raw Materials
     We were adversely affected by rising input costs during 2007 and 2006, and we expect our financial results to continue to be adversely affected by high input costs throughout 2008.
     Many of the raw materials used in our products rose to unusually high levels during 2007, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. Fluctuating fuel costs are also impacting our results. Prices for many of these raw materials and packaging materials are expected to remain high. We manage the impact wherever possible by locking in prices on quantities required to meet our production requirements. In addition, we offset the effect by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.
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
Critical Accounting Policies
     “Critical accounting policies” are defined as those that are both most important to the portrayal of a company’s financial condition and results and that require our most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 2 to the Consolidated Financial Statements for a detailed discussion of these and other accounting policies.
     Accounts Receivable — We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. As these factors change, our estimates change and we could accrue different amounts for doubtful accounts in different accounting periods. At December 31, 2007, our allowance for doubtful accounts was $0.6 million, or approximately 0.8% of the accounts receivable balance. We also maintain an allowance for customer promotional programs, marketing co-op programs and other sales and marketing expenses. This allowance is based on historical rolling twelve month average program activity and can fluctuate due to the level of sales and marketing programs. This allowance was $10.5 million and $11.3 million, at December 31, 2007 and 2006, respectively.
     Goodwill and Intangible Assets — Goodwill and intangible assets totaled $785.6 million as of December 31, 2007, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.

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
     Indefinite lived trademarks and goodwill are evaluated for impairment annually in the fourth quarter, or more frequently, if other events occur, to ensure that fair value continues to exceed the related book value. An indefinite lived trademark is impaired, if its book value exceeds fair value. Goodwill is impaired, if the book value of its reporting unit exceeds its fair value. A reporting unit can be a segment or an operating division. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows. Future business results could impact the evaluation of our goodwill and intangible assets.
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
     We recognized impairment expenses for trademarks and other intangibles of $8.2 million, for the year ending December 31, 2006. We had no impairments in 2007.
     Purchase Price Allocation — We allocate the cost of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangibles, and liabilities assumed are assigned a portion of the cost of the acquired company, normally equal to their fair values at the date of acquisition. The excess of the cost of the acquired company, over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed is recorded as goodwill. We record the initial purchase price allocation based on evaluation of information and estimates available at the date of the financial statements. As final information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair values of assets and liabilities differ from their preliminary purchase price allocations, such differences would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair value of individual assets acquired and liabilities assumed, including quoted market prices, forecast of expected cash flows, net realizable values, estimates of the present value of required payments and determination of remaining useful lives.
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
     Stock-Based Compensation — For the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R), Share Based Payments. The Company elected to use the modified prospective application of SFAS 123(R) for these awards issued prior to July 1, 2005. Income from Continuing Operations Before Income Taxes, for the years ended December 31, 2007 and December 31, 2006, included share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $13.6 million and $18.8 million, respectively.

     The fair value of each stock option, restricted stock and restricted stock unit award (the “Awards”) is estimated on the date of grant. The stock options were valued using a Black Scholes model and the restricted stock and restricted stock units were valued using a Monte Carlo simulation. Because valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Share-based compensation expense, as calculated and recorded under SFAS No. 123(R), could have been impacted, if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. As the Company’s stock was not publicly traded prior to June 27, 2005, expected volatilities are based on the implied historical volatilities from peer companies and other factors. The Company has estimated that all employees will complete the required service conditions associated with the restricted stock and restricted stock unit awards. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the implied service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions used to calculate the option and restricted stock awards granted in 2007 and the restricted stock unit awards in 2005 are presented in Note 13 to the Consolidated Financial Statements.
     Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2007 and 2006, we recorded accrued liabilities related to these retained risks of $8.2 million and $8.4 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history and cost trends could result in substantially different results in the future.
     Employee Benefit Plan Costs — We provide a range of benefits to our employees, including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends, when it is deemed appropriate. As required by generally accepted accounting principles, the effect of the modifications is generally recorded and amortized over future periods. Different assumptions that we make could result in the recognition of different amounts of expense over different periods of time.
     In 2005, we retained investment consultants to assist our Investment Committee with the transition of plan assets to a master trust and to help our Investment Committee formulate a long-term investment policy for the newly established master trust. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2007, our master trust was invested as follows: equity securities of 60%; fixed income securities of 35%; and cash and cash equivalents of 5%.
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
     While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, generally accepted accounting principles require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 6.25%, at December 31, 2007.
     A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would increase our annual pension expense by less than $100,000, in either case. In addition, a 1% increase in assumed healthcare costs trends would increase the aggregate annual postretirement medical expense by approximately $144,000.
Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is provided in Note 3 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuations
     In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million in senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. The total loss will be reclassified ratably to the Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the terms of the senior notes.
     We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, as of December 31, 2007, which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance under our revolving credit facility, as of December 31, 2007, each 1% rise in our interest rate would increase our interest expense by approximately $5.1 million annually.
Input Costs
     The costs of other raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2007, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.
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
     Changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging and fuel costs, our operating profits and margins could be materially adversely affected.
Item 8. Consolidated Financial Statements
     The Consolidated Financial Statements for 2007 are included in this report on the following pages:

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

/s/ SAM K. REED	/s/ DENNIS F. RIORDAN

Sam K. Reed	Dennis F. Riordan
Chairman of the Board and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL 60154
     We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and parent’s net investment, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note 15, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, effective December 31, 2006.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 27, 2008

TREEHOUSE FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,230	$6
Receivables, net of allowance for doubtful accounts of $637 and $227	76,951	56,393
Inventories, net	297,692	215,766
Deferred income taxes	2,790	—
Net assets of discontinued operations	544	1,604
Prepaid expenses and other current assets	7,068	11,002

Total current assets	394,275	284,771
Property, plant and equipment, net	265,007	207,197
Goodwill	590,791	382,582
Deferred income taxes	3,504	—
Identifiable intangible and other assets, net	202,381	61,073

Total assets	$1,455,958	$935,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,090	$87,687
Deferred income taxes	—	1,216
Current portion of long-term debt	677	543

Total current liabilities	144,767	89,446
Long-term debt	620,452	239,115
Deferred income taxes	27,517	4,293
Other long-term liabilities	33,913	26,520
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 40,000,000 shares authorized, 31,204,305 and ..31,202,473 shares issued and outstanding, respectively	312	312
Additional paid-in-capital	550,370	536,934
Retained earnings	85,724	44,108
Accumulated other comprehensive loss	(7,097)	(5,105)

Total stockholders’ equity	629,309	576,249

Total liabilities and stockholders’ equity	$1,455,958	$935,623

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$1,157,902	$939,396	$707,731
Cost of sales	917,611	738,818	560,094

Gross profit	240,291	200,578	147,637
Operating costs and expenses:
Selling and distribution	94,636	74,884	60,976
General and administrative	53,931	57,914	31,977
Amortization expense	7,195	3,268	1,732
Management fee paid to Dean Foods	—	—	2,940
Other operating (income) expenses, net	(415)	(19,842)	21,423

Total operating costs and expenses	155,347	116,224	119,048

Operating income	84,944	84,354	28,589
Other (income) expense:
Interest expense	22,036	12,985	1,223
Interest income	(112)	(665)	(7)
Foreign currency hedge income	(3,469)	—	—
Other (income) expense, net	(36)	—	(66)

Total other expense	18,419	12,320	1,150

Income from continuing operations, before income taxes	66,525	72,034	27,439
Income taxes	24,873	27,333	15,174

Income from continuing operations	41,652	44,701	12,265
Income (loss) from discontinued operations, net of tax expense (benefit) of $(19), $95 and $(437), respectively	(30)	155	(689)

Net income	$41,622	$44,856	$11,576

Weighted average common shares:
Basic	31,203	31,158	30,905
Diluted	31,351	31,396	31,108
Basic earnings per common share:
Income from continuing operations	$1.33	$1.43	$.40
Income (loss) from discontinued operations, net of tax	—	.01	(.02)

Net income	$1.33	$1.44	$.38

Diluted earnings per common share:
Income from continuing operations	$1.33	$1.42	$.39
Income (loss) from discontinued operations, net of tax	—	.01	(.02)

Net income	$1.33	$1.43	$.37

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND PARENT’S NET INVESTMENT
(In thousands)

						Accumulated
			Additional		Retained	Other	Total
	Common Stock		Paid-In-	Parent’s Net	Earnings	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Investment	(Deficit)	Loss	Equity	Income
Balance, December 31, 2004	—	$—	$—	$497,217	$—	$(2,462)	$494,755	—

Issuance of common stock	30,801	308	—	—	—	—	308	—
Stock options exercised, including tax benefit of $2,283	287	3	4,807	—	—	—	4,810	—
Stock-based compensation	—	—	9,618	—	—	—	9,618	—
Net income (loss)		—	—	12,324	(748)	—	11,576	$11,576
Net activity with parent	—	—	—	(7,895)	—	—	(7,895)	—
Parent investment	—	—	501,646	(501,646)	—	—	—	—
Minimum pension liability adjustment, net of tax benefit of $18	—	—	—	—	—	183	183	183

Comprehensive income	—	—	—	—	—	—	—	$11,759

Balance, December 31, 2005	31,088	311	516,071	—	(748)	(2,279)	513,355

Stock options exercised, including tax benefit of $624	114	1	2,105	—	—	—	2,106	—
Stock-based compensation	—	—	18,794	—	—	—	18,794	—
Net income	—	—	—	—	44,856	—	44,856	$44,856
Adjustment of deferred taxes related to Distribution	—	—	(36)	—	—	—	(36)	—
Minimum pension liability adjustment, net of tax benefit of $1,461	—	—	—	—	—	2,279	2,279	2,279
Initial impact upon adoption of SFAS 158:
Pension, net of tax of $2,009	—	—	—	—	—	(3,155)	(3,155)	—
Postretirement obligation, net of tax of $549	—	—	—	—	—	(875)	(875)	—
Loss on derivatives, net of tax of $710	—	—	—	—	—	(1,128)	(1,128)	(1,128)
Amortization of loss on derivatives, net of tax of $34	—	—	—	—	—	53	53	53

Comprehensive income	—	—	—	—	—	—	—	$46,060

Balance, December 31, 2006	31,202	312	536,934	—	44,108	(5,105)	576,249

Stock options exercised, including tax benefit of $2	2	—	44	—	—	—	44	—
Stock options forfeited	—	—	(188)	—	—	—	(188)	—
Pension & post-retirement liability adjustment, net of tax of $768	—	—	—	—	—	1,172	1,172	$1,172
Adoption of FIN 48	—	—	—	—	(6)	—	(6)	—
Foreign currency translation adjustment	—	—	—	—	—	(3,325)	(3,325)	(3,325)
Stock-based compensation	—	—	13,580	—	—	—	13,580	—
Net income	—	—	—	—	41,622	—	41,622	41,622
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	—	161	161	161

Comprehensive income	—	—	—	—	—	—	—	$39,630

Balance, December 31, 2007	31,204	$312	$550,370	$—	$85,724	$(7,097)	$629,309

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$41,622	$44,856	$11,576
Loss (income) from discontinued operations	30	(155)	689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,791	21,383	15,209
Amortization	7,195	3,268	1,732
Stock-based compensation	13,580	18,794	9,618
(Gain) loss on disposition of assets	(498)	(728)	56
Write-down of impaired assets	—	8,200	14,536
Deferred income taxes	5,940	12,964	(4,861)
Curtailment of postretirement benefit obligation	—	(29,409)	—
Interest rate swap amortization	161	53	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	10,164	(20,495)	1,640
Inventories	(27,115)	(23,219)	2,261
Prepaid expenses and other assets	4,390	(1,938)	(3,331)
Accounts payable, accrued expenses and other liabilities	13,172	26,276	736

Net cash provided by continuing operations	96,432	59,850	49,861
Net cash provided by (used in) discontinued operations	(30)	(224)	1,947

Net cash provided by operating activities	96,402	59,626	51,808
Cash flows from investing activities:
Additions to property, plant and equipment	(19,814)	(11,374)	(14,244)
Cash outflows for acquisitions and investments, less cash acquired	(449,937)	(287,701)	—
Proceeds from sale of fixed assets	1,465	2,150	14

Net cash used in continuing operations	(468,286)	(296,925)	(14,230)
Net cash provided by discontinued operations	467	147	—

Net cash used in investing activities	(467,819)	(296,778)	(14,230)
Cash flows from financing activities:
Proceeds from issuance of debt	440,035	350,000	65,872
Repayment of debt	(59,150)	(120,362)	(65,934)
Payments of deferred financing costs	(230)	(2,587)	(808)
Net activity with Dean Foods prior to distribution	—	—	(33,682)
Tax savings on equity compensation	—	624	2,283
Proceeds from stock option exercises	44	1,482	2,527

Net cash provided by (used in) financing activities	380,699	229,157	(29,742)

Effect of exchange rate changes on cash and cash equivalents	(58)	—	—
Increase (decrease) in cash and cash equivalents	9,224	(7,995)	7,836
Cash and cash equivalents, beginning of year	6	8,001	165

Cash and cash equivalents, end of year	$9,230	$6	$8,001

Non-cash transactions with Dean Foods prior to distribution:
Termination of receivables-backed facility	$—	$—	$21,983
Transfer of Refrigerated Products’ net assets	$—	$—	$4,586
Elimination of deferred compensation liability	$—	$—	$1,137
See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended December 31, 2007, 2006 and 2005)
1. BACKGROUND AND BASIS OF PRESENTATION
     The Company is a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered coffee creamer; private label soup, salad dressings and sauces; Mexican sauces; jams, jellies and pie fillings; pickles and related products; infant feeding products; and other food products including aseptic sauces, refrigerated salad dressings, and liquid non-dairy creamer.
     The Company was formed on January 25, 2005 by Dean Foods in order to accomplish a spin-off to its shareholders of certain specialty businesses. Dean Foods transferred the assets and liabilities of its former Specialty Foods Group segment, in addition to the Mocha Mix®, Second Nature® and foodservice salad dressings businesses conducted by other businesses owned by Dean Foods, to the Company. TreeHouse common stock held by Dean Foods was distributed to Dean Foods’ stockholders on a distribution ratio of one share of TreeHouse common stock for every five shares of Dean Foods’ common stock outstanding. The transfer of assets and liabilities and the distribution of shares (the “Distribution”) were completed on June 27, 2005 and the Company commenced operations as an independent public company. Dean Foods has no continuing stock ownership in TreeHouse.
     The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
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
     Property, Plant and Equipment — Property, plant and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Also included in property, plant and equipment are certain direct costs related to the implementation of computer software for internal use. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible and Other Assets — Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life
Customer relationships	Straight-line method over 5 to 15 years
Trademarks/trade names	Straight-line method over 10 to 20 years
Non-competition agreements	Straight-line method over the terms of the agreements
Deferred financing costs	Straight-line method over the terms of the related debt
Formulas/recipes	Straight-line method over 5 years
     Indefinite lived trademarks and goodwill are evaluated for impairment annually in the fourth quarter or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived trademarks and goodwill are impaired if their book value exceeds fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows.
     Stock-Based Compensation (Pre-Distribution) — Certain of our employees previously participated in stock-based compensation plans sponsored by Dean Foods that were settled in Dean Foods common stock. We elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for Dean Foods stock options held by our employees. As such, no compensation expense has been recognized, as the stock options were granted at exercise prices that were at or above market value at the grant date. Prior to the Distribution, the scheduled vesting of the Dean Foods stock options was as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Under the terms of the stock option agreements, the vesting of such options accelerated at the time of the Distribution. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, Accounting for Stock-Based Compensation, additional compensation expense, net of related taxes, would have been recognized of $0.3 million in 2005. No Dean Foods stock options were granted to our employees in 2005.
     Stock-Based Compensation (Post-Distribution) — Effective July 1, 2005, we adopted the requirements of SFAS 123(R), Share-Based Payment. This statement requires that compensation paid with equity instruments be measured at grant-date fair value and that the resulting expense be recognized over the relevant service period. Prior to the quarter beginning July 1, 2005, we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, no compensation expense was recognized prior to the quarter beginning July 1, 2005, as stock options were granted at exercise prices that were at or above market value at the grant date.
     Sales Recognition and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss transfer to customers and there is a reasonable assurance of collection of the sales proceeds. Product is shipped FOB shipping point and FOB destination, depending on our agreement with the customer, and is accounted for in accordance with generally accepted accounting principles. In accordance with Emerging Issues Task Force (EITF) 01-09, Accounting for Consideration Given by a Vendor to a Customer, sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.
     Income Taxes — The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted marginal tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.
     The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the operating loss carryforwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Tax Sharing Agreement — We entered into a tax sharing agreement with Dean Foods which generally governs Dean Foods and our respective rights, responsibilities and obligations after the Distribution with respect to taxes attributable to our business, as well as any taxes incurred by Dean Foods as a result of the failure of the Distribution to qualify for tax-free treatment under Section 355 of the Code.
     Distribution-Related Taxes — Under the tax sharing agreement, we are liable for taxes that may be incurred by Dean Foods that arise from the failure of the Distribution to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code), if the failure to so qualify is attributable to actions, events, or transactions relating to the stock, assets, or business of us or any of our affiliates, or a breach of the relevant representations or covenants made by us in the tax sharing agreement or the Distribution agreement or to Wilmer Cutler Pickering Hale and Dorr, LLP in connection with rendering its opinion. If the failure of the Distribution to qualify under Section 355 of the Code is attributable to a breach of certain representations made by both us and Dean Foods or a change in law or change in the interpretation or application of any existing law after the execution of the tax sharing agreement, we will be liable for 50% of the taxes arising from the failure to so qualify.
     Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $48.1 million, $40.0 million and $31.1 million, for years ended 2007, 2006 and 2005, respectively.
     Derivatives — From time to time, we utilize derivative financial instruments including interest rate swaps, foreign currency contracts and forward purchase contracts to manage our exposure to interest rate, foreign currency and commodity price risks. We account for derivatives in accordance with SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and SFAS No. 149. We do not hold or issue financial instruments for speculative or trading purposes. Refer to Notes 10 and 11 for additional information.
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
     Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of factors, including claims history and expected trends. These accruals are developed by us in consultation with external insurance brokers and actuaries.
     Facility Closing and Reorganization Costs — We periodically record facility closing and reorganization charges, when we have identified a facility for closure or other reorganization opportunity, developed a plan and notified the affected employees.
     Research and Development Costs — We record research and development charges to expense as they are incurred. The expenditures totaled $4.8 million, $2.7 million and $0.8 million, for years ended 2007, 2006 and 2005, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits measurement of financial instruments and other certain items at fair value. SFAS No. 159 does not require any new fair value measurements. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that SFAS No. 157 is concurrently adopted. We do not expect SFAS No. 159 to have an impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, a replacement of SFAS No. 141, Business Combinations. The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted. We are currently assessing the impact SFAS 141(R) will have on our financial statements.
     In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. The provisions of SFAS 160 outline the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application is prohibited. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We are currently assessing the impact SFAS 160 will have on our financial statements.
4. ACQUISITIONS
     On April 24, 2006, we completed the acquisition of certain real estate, equipment, machinery, inventory, raw materials, intellectual property and other assets that were related to the Del Monte Foods Company (1) private label soup business, (2) infant feeding business conducted under the brand name Nature’s Goodness ® , and (3) the food service soup business (hereinafter collectively referred to as the “Soup and Infant Feeding Business”), and assumed certain liabilities to the extent related thereto. Immediately following the completion of the acquisition, the Soup and Infant Feeding Business became a division of our operating subsidiary, Bay Valley Foods, LLC. The acquisition of the Soup and Infant Feeding Business expanded our offerings, primarily in the private label market allowing us to provide a broader line of goods to our customers.
     The purchase price paid for the Soup and Infant Feeding Business was $277.1 million, which includes acquisition related costs of $5.5 million and a working capital settlement of $4.0 million. In addition, postretirement, vacation pay, lease, and other liabilities of $37.4 million were assumed. The acquisition was financed through $250 million of borrowings under our existing credit facility and available cash balances.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The acquisition was accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition. The purchase price was allocated to the net assets acquired based upon estimated fair market values at the date of acquisition as follows:

(In thousands)
Inventory	$73,017
Property, plant and equipment	100,121
Trade name — Nature’s Goodness	8,000
Customer relationships	28,100
Transition services agreement	1,100
Goodwill	89,208
Other assets	14,939

Total assets purchased	314,485
Assumed liabilities	(37,406)

Total purchase price	$277,079

     We have recorded intangible assets of $125.3 million, including $89.2 million of goodwill, $8.0 million of trademark indefinite lived intangibles and $29.2 million of customer and contract related definite lived intangibles. The weighted average useful life of the definite lived intangibles is fifteen years and $28.1 million of the intangible asset value is expected to be deductible for income tax purposes.
     In April 2007, the Company acquired 49% of the voting stock of Santa Fe Ingredients, a New Mexico based chile processing company supplying leading packaged food companies with industrial green chile and jalapeno peppers in aseptic drums. In August 2007, the Company made loans to Santa Fe Ingredients in the form of convertible notes to fund working capital requirements. The terms of this transaction have not been disclosed as we believe the amounts are not significant. The investment is being accounted for under the equity method of accounting.
     On May 4, 2007, the Company acquired substantially all of the assets of DeGraffenreid, LLC, a leading processor and distributor of pickles and related products to the foodservice industry, from Bell-Carter Foods, Inc. for $10.8 million. The company is located in Springfield, Missouri and has annual sales of approximately $23 million. The purchase included all of the company’s working capital and production equipment. Concurrent with the acquisition of assets, the Company entered into a lease for the land and buildings used in the operation of the acquired business. The acquisition is being accounted for under the purchase method of accounting and results of operations are included in our financial statements, from the date of acquisition.
     On May 31, 2007, the Company completed the acquisition of all the partnership interests and other outstanding equity interests in VDW Acquisition, Ltd. (“VDW”) pursuant to a purchase agreement dated April 20, 2007 with Silver Brands Partners II, LP, VDW Farms, Ltd. and VDW Management, LLC. VDW is a San Antonio, Texas based manufacturer of Mexican sauces, including salsa, picante sauce, cheese dip, enchilada and taco sauces, which are sold to retail customers primarily under private label arrangements and to food service customers under the San Antonio Farms label. This acquisition expands our product offerings, primarily in the private label market. For the twelve months ending March 31, 2007, San Antonio Farms had revenue of $45.3 million.
     The Company paid a cash purchase price of $89.4 million, which includes acquisition related costs of $1.0 million and a working capital adjustment of $0.5 million. The transaction was financed through borrowings under the Company’s credit facility.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition and are included in the “Other” reporting segment. The purchase price was allocated to the net assets acquired based upon fair market values at the date of acquisition. Pro forma disclosures related to the transaction are not included, since they are not considered material. We have made an allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$4
Receivables	4,432
Inventory	4,652
Property plant and equipment	8,510
Trade names	970
Formulas/recipes	237
Customer relationships	21,580
Non-compete agreement	1,620
Goodwill	50,041
Other assets	144

Total assets purchased	92,190
Assumed liabilities	(2,821)

Total purchase price	$89,369

     On October 15, 2007, the Company closed its previously announced acquisition of all the operating assets of E.D. Smith Income Fund (the “Fund”), including all of the outstanding equity interests in E.D. Smith & Sons, GP, Ltd., E.D. Smith & Sons, LP and E.D. Smith & Sons, Limited pursuant to a purchase and sale agreement with E.D. Smith Operating Trust, E.D. Smith Limited Partnership and the Fund dated June 24, 2007, collectively E.D. Smith. E.D. Smith is a Canadian manufacturer of branded and private label jams, pie fillings, ketchup, sauces, and salad dressings that serve both retail and foodservice customers in the United States and Canada. The acquisition of E.D. Smith will allow the Company to expand its product offerings and distribution network domestically and internationally. E.D. Smith has annual sales of approximately $295 million.
     The Company paid a cash purchase price of approximately $347.3 million, which includes acquisition related costs of approximately $6 million. The transaction was financed through borrowings under the Company’s credit facility.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition and included in the “Other” reporting segment. The purchase price was allocated to the assets and liabilities acquired based upon fair market values, at the date of acquisition. TreeHouse management has made a preliminary allocation to the net tangible and intangible assets acquired and liabilities assumed based on preliminary estimates. As a result, values and useful lives assigned to these assets could change. Management is also assessing certain liabilities assumed in the transaction.

(In thousands)
Cash	$1,954
Receivables	26,980
Inventory	45,770
Property plant and equipment	49,810
Trade names	29,011
Recipes	1,627
Customer relationships	87,580
Supply agreements	377
Other assets	1,886
Deferred taxes	4,597
Goodwill	159,830

Total assets acquired	409,422

Accounts payable and accruals	(41,579)
Other long-term liabilities	(5,617)
Deferred taxes	(14,950)

Total liabilities acquired	(62,146)

Total purchase price	$347,276

     Trade names are deemed to have indefinite lives and are therefore not subject to amortization. Customer relationships in the United States totaling approximately $25.7 million have an estimated life of ten years and customer relationships in Canada totaling approximately $61.9 million have an estimated useful life of fifteen years. Recipes have an estimated useful life of five years and supply agreements have an estimated useful life of eight months. Approximately $10.8 million of goodwill is expected to be deductible for tax purposes.
     In connection with the acquisition, the Company established and approved plans to integrate certain operations of E.D. Smith with the existing operations of the Company, for which the Company has recorded approximately $13 million in purchase accounting adjustments under the guidance in EITF 95-3, Recognition of Liabilities in Connection with a Business Combination. The purchase accounting adjustments include the establishment of reserves, primarily related to severance (approximately $10 million). Additional reserves were established for the integration of certain facilities, together with write-downs of the affected owned assets. The write down of owned assets is approximately $2 million and has been recorded within the Property, Plant and Equipment line of the Consolidated Balance Sheet as of December 31, 2007. There were payments of approximately $0.1 million related to these reserves for the year ended December 31, 2007. Cash payments for severance are expected to be fully paid by the end of 2010.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following pro forma summary presents the effect of the Soup and Infant Feeding Business acquired during the second quarter of 2006 and the effect of the DeGraffenreid, San Antonio Farms and E.D. Smith businesses acquired in the second and fourth quarters of 2007, respectively, as though the businesses had been acquired as of January 1, 2006 and is based upon unaudited financial information of the acquired entities:

	Year Ended December 31,
	2007	2006
	(In thousands, except per share data)
Net sales as reported	$1,157,902	$939,396
Net sales of purchased businesses, for the period prior to acquisition	245,735	376,581

Pro forma net sales	$1,403,637	$1,315,977

Net income, as reported	$41,622	$44,701
Net loss of purchased businesses, for the period prior to acquisition	(8,757)	2,266

Pro forma net income	$32,865	$46,967

Basic earnings per common share:
As reported	$1.33	$1.44
Effect of purchased businesses, for the period prior to acquisition	(.28)	.07

Pro forma earnings per share — basic	$1.05	$1.51

Diluted earnings per common share:
As reported	$1.33	$1.43
Effect of purchased businesses, for the period prior to acquisition	(.28)	.07

Pro forma earnings per share — diluted	$1.05	$1.50

5. INVENTORIES

	December 31,
	2007	2006
	(In thousands)
Raw materials and supplies	$89,328	$62,212
Finished goods	222,452	163,294
LIFO reserve	(14,088)	(9,740)

Total	$297,692	$215,766

     Approximately $92.4 million and $84.2 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2007 and 2006, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2007	2006
	(In thousands)
Land	$9,672	$5,198
Buildings and improvements	82,217	66,700
Machinery and equipment	252,962	201,470
Construction in progress	16,897	4,261

Total	$361,748	$277,629
Less accumulated depreciation	(96,741)	(70,432)

Property, plant and equipment, net	$265,007	$207,197

7. INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill, for the years ended December 31, 2007 and 2006, are as follows:

			Soup &
			Infant
	Pickles	Powder	Feeding	Other	Total
		(In thousands)
Balance at December 31, 2005	$34,031	$185,785	$—	$73,558	$293,374
Goodwill from acquisition	—	—	89,208	—	89,208

Balance at December 31, 2006	$34,031	$185,785	$89,208	$73,558	$382,582
Goodwill from acquisitions	—	—	—	208,209	208,209

Balance at December 31, 2007	$34,031	$185,785	$89,208	$281,767	$590,791

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$44,367	$—	$44,367	$15,600	$—	$15,600
Intangible assets with finite lives:
Customer-related	152,812	(13,607)	139,205	43,096	(7,856)	35,240
Non-compete agreement	2,646	(708)	1,938	1,026	(193)	833
Trademarks	8,500	(970)	7,530	7,600	(600)	7,000
Formulas/recipes	1,849	(87)	1,762	—	—	—

Total other intangibles	$210,174	$(15,372)	$194,802	$67,322	$(8,649)	$58,673

     As of December 31, 2007, the weighted average remaining useful life for the amortizable intangible assets are (1) customer related at 13.2 years, (2) non-compete agreements at 2.7 years, (3) trademarks at 18.6 years and (4) formulas/recipes at 5.0 years. The weighted average remaining useful life in total for all amortizable intangible assets is 13.2 years as of December 31, 2007.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Amortization expense on intangible assets was $7.2 million, $3.3 million and $1.7 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated intangible asset amortization expense for the next five years is as follows:

2008	$13.7 million
2009	13.3 million
2010	12.8 million
2011	11.1 million
2012	10.9 million
     Indefinite lived trademarks and goodwill are evaluated for impairment annually in the fourth quarter or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived trademarks and goodwill are impaired if their book value exceeds fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows.
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
     During 2006, we recognized impairment expense of $8.2 million related to our Mocha Mix® trademark. The impairment expense was recognized due to an anticipated continued decline in volume expected for Mocha Mix®. In addition, although an impairment charge was not necessary for our Cremora® brand, we expect to experience a continued decline in sales for that brand. As such, beginning in 2007, we will no longer consider the Mocha Mix® and Cremora® brands as indefinite lived intangibles and are amortizing the remaining intangible values for the Mocha Mix® and Cremora® brands over periods of 20 years and 10 years, respectively. The impairment loss is included in the Other Operating (Income) Expense, Net line in the Consolidated Statement of Income. The amount of impairment loss was determined using the relief from royalty method of valuation. Mocha Mix® sales are included in the “Other” segment, while Cremora® is included in the “Powder” segment.
     During our 2007 impairment review, we determined that the Farman’s pickle trademark can no longer be classified as indefinite lived, and we will amortize the remaining balance over the expected remaining useful life of 20 years. Our review did not result in impairment. Amortization of this trademark will begin in 2008.
8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2007	2006
	(In thousands)
Accounts payable	$102,626	$48,748
Payroll and benefits	19,350	24,656
Interest and taxes	7,821	3,570
Health insurance, workers’ compensation and other insurance costs	4,471	4,887
Marketing expenses	3,728	3,412
Other accrued liabilities	6,094	2,414

Total	$144,090	$87,687

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. INCOME TAXES
     Components of Earnings from Continuing Operations, Before Income Taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Domestic source	$71,106	$72,034	$27,439
Foreign source	(4,581)	—	—

Earnings from continuing operations, before income tax	$66,525	$72,034	$27,439

     The following table presents the components of the 2007, 2006 and 2005 provision for income taxes:

	Year Ended December 31,
	2007 (1)	2006 (1)	2005 (1)
	(In thousands)
Current:
Federal	$15,072	$12,359	$17,297
State	3,300	2,010	2,738
Foreign	561	—	—

Subtotal	18,933	14,369	20,035

Deferred:
Federal	7,462	10,940	(4,423)
State	1,377	2,024	(438)
Foreign	(2,899)	—	—

Subtotal	5,940	12,964	(4,861)

Total income tax expense	$24,873	$27,333	$15,174

(1)	Excludes $(0.02) million, $0.1 million and $(0.4) million income tax expense (benefit) related to discontinued operations in 2007, 2006 and 2005, respectively.
     The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the Consolidated Statements of Income:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Tax at statutory rate	$23,285	$25,212	$9,603
State income taxes	3,041	2,621	1,495
Non-deductible Distribution costs	—	—	3,399
Reduction of enacted tax rates on deferred tax liabilities (Canada)	(1,359)	—	—
Other	(94)	(500)	677

Total provision for income taxes	$24,873	$27,333	$15,174

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2007	2006
	(In thousands)
Deferred income tax assets:
Pension and postretirement benefits	$3,531	$6,065
Accrued liabilities	13,911	7,521
Loss and credit carry forwards	9,009	—
Stock compensation	16,169	11,026

Total deferred tax assets	42,620	24,612

Deferred income tax liabilities:
Depreciation and amortization	(61,513)	(27,037)
Asset valuation reserves	(2,330)	(3,084)

Total deferred tax (liabilities)	(63,843)	(30,121)

Net deferred income tax liability	$(21,223)	$(5,509)

     Classification of net deferred tax assets (liabilities) in the Consolidated Balance Sheets is as follows:

	December 31,
	2007	2006
	(In thousands)
Current assets	$2,790	$—
Non-current assets	3,504	—
Current liabilities	—	(1,216)
Non-current liabilities	(27,517)	(4,293)

Total net deferred tax (liabilities)	$(21,223)	$(5,509)

     No valuation allowance has been provided on deferred tax assets as management believes it is more likely than not that the deferred income tax assets will be fully recoverable.
     The Americans Job Creation Act of 2004, enacted in October 2004, created a new deduction for manufacturers for their domestic production activities. The effect on the Company’s effective tax rate for continuing operations for 2007, 2006 and 2005 was a reduction of 1.0, 0.4 and 1.1 percentage points, respectively.
     We had the following tax loss and credit carry forwards as of December 31, 2007:

	Years of Expiration:
	Amount	Beginning	Ending
	(In thousands)
U.S. federal loss carry forwards	$6,755	2024	2027
U.S. state loss carry forwards	4,208	2024	2027
U.S. federal excess interest expense	1,592	No Expiration
Foreign loss carry forwards	21,090	2013	2027
Foreign credit carry forwards	576	2011	2025

Total carry forwards	$34,221

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     All of these loss and credit carry forwards are associated with the 2007 acquisition of E.D. Smith and are primarily pre-acquisition loss carry forwards. The U.S. federal and state losses and excess interest expense limitation under Internal Revenue Code Section 163(j) are subject to limitation under Section 382 of the Internal Revenue Code. Management has considered the potential impact of Section 382 and believes that all of the above carry forwards will more likely than not be utilized. Thus, no offsetting valuation allowance was recorded as part of the purchase accounting for the E.D. Smith acquisition.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions. The Company was formed on January 25, 2005 (see Note 1) and thus is subject to federal and state income tax examinations from 2005 forward. The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s 2005 and 2006 federal income tax returns. This examination is expected to be completed during 2008.
     E.D. Smith and its affiliates are subject to Canadian, U.S. and state tax examinations from 2003 forward. The IRS is currently conducting an examination of E.D. Smith U.S. affiliates for 2005. That examination is expected to be completed during 2008.
     As of December 31, 2007, the IRS has proposed one adjustment, the tax effect of which is a $0.3 million temporary item, the impact of which will reverse in future years. The Company agrees with this adjustment and has recorded it in its tax accruals. It is reasonably possible that additional adjustments will be proposed, but at this point the Company does not anticipate that the ultimate impact to its recorded reserves within the next 12 months will be significant.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized an immaterial adjustment to its liability for unrecognized tax benefits. During the year, the Company reflected adjustments to its unrecognized tax benefits, including those resulting from its acquisition of E.D. Smith. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at January 1, 2007	$224
Additions based on tax positions related to the current year	155
Additions based on tax positions of prior years	1,422
(Reductions) for tax positions of prior years	(32)

Balance at December 31, 2007	$1,769

     Included in the balance at December 31, 2007 are amounts that are offset by deferred taxes (i.e., temporary differences) or amounts that would be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, only $0.3 million of the amount accrued at December 31, 2007 would impact the effective tax rate, if reversed.
     The Company recognizes interest expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007, 2006, and 2005, the Company recognized $0.1 million, $0 and $0 in interest and penalties in income tax expense, respectively. The Company had approximately $0.4 million and $0.03 million for the payment of accrued interest and penalties at December 31, 2007 and 2006, respectively. A portion of the increase in accrued interest and penalties during the year related to E.D. Smith and was recorded as part of the opening balance sheet.
     The Company considers its investment in E.D. Smith to be permanent and therefore, under Accounting Principles Board (ABP) 23, Accounting for Income Taxes — Special Areas, the Company has not provided U.S. income taxes on the earnings of E.D. Smith or the translation of its financial statements into U.S. dollars.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. LONG-TERM DEBT

	December 31,
	2007	2006
	Amount	Amount
	Outstanding	Outstanding
	(In thousands)
Revolving credit facility	$511,500	$130,000
Senior notes	100,000	100,000
Capital lease obligations and other	9,629	9,658

	621,129	239,658
Less current portion	(677)	(543)

Total	$620,452	$239,115

     The scheduled maturities of long-term debt, at December 31, 2007, were as follows (in thousands):

2008	$677
2009	695
2010	679
2011	512,013
2012	530
Thereafter	106,535

Total outstanding debt	$621,129

     Revolving Credit Facility — On August 30, 2007, the Company entered into Amendment No. 2 to our unsecured revolving Credit Agreement, as amended (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 2 reduces the available liquidity requirement with respect to permitted acquisitions and reduces the required consolidated interest coverage ratio at the end of each fiscal quarter. The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million. The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $6.2 million in letters of credit have been issued but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of December 31, 2007. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
     Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans, or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.295% to 0.90%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on all commitments under the credit facility. Our average interest rate on debt outstanding under our Credit Agreement at December 31, 2007 was 5.57%.
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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	failure to pay principal, interest or other amounts due and payable under the credit facility and related loan documents,

•	failure to maintain compliance with the financial and other covenants contained in the credit agreement,

•	incorrect or misleading representations or warranties,

•	default on certain of our other debt,

•	the existence of bankruptcy or insolvency proceedings,

•	insolvency,

•	existence of certain material judgments,

•	failure to maintain compliance with ERISA,

•	the invalidity of certain provisions in any loan document, and

•	a change of control.
     Senior Notes — On September 22, 2006, we completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States, absent registration or an applicable exemption. Net proceeds were used to repay outstanding indebtedness under the revolving Credit Agreement. Interest is paid semi-annually in arrears on March 31 and September 30 of each year.
     The Note Purchase Agreement contains covenants that limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of December 31, 2007. Events of default include, but are not limited to:
•	failure to pay principal or interest,

•	breach of the Company’s covenants or warranties,

•	any payment default or acceleration of indebtedness of the Company or any subsidiary, if the total amount of such indebtedness exceeds $25 million, and

•	events of bankruptcy, insolvency or liquidation involving the Company or its material subsidiaries.
     Swap Agreement — In July 2006, the Company entered into a forward interest rate swap transaction for a notional amount of $100 million, as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated Other Comprehensive Loss in the Balance Sheet. The total loss will be reclassified ratably to the Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of the senior notes. In 2007, $0.3 million of the loss was taken into interest expense. We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2008. During the year ended December 31, 2007, there was no hedge ineffectiveness.
     Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the Soup and Infant Feeding Business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2007, $3.1 million remains outstanding. Interest accrues at an annual rate of 6.61% for the $0.7 million tranche which is due on November 1, 2011; 6.71% for the $0.5 million tranche which is due on November 1, 2013; and 7.16% for the $1.9 million tranche which is due on May 1, 2019.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Capital Lease Obligations and Other — Capital lease obligations include various promissory notes related to lease obligations of property, plant and equipment. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations also represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.
11. FOREIGN CURRENCY CONTRACTS
     During 2007, the Company entered into a forward currency contract used to hedge the Canadian dollar purchase price of E.D. Smith. The contract was settled on October 15, 2007, the acquisition date, and resulted in a gain of approximately $3.3 million, which was recorded in the Consolidated Statement of Income.
     The Company, through its wholly owned consolidated subsidiary, E.D. Smith, enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. These contracts did not qualify for hedge accounting for the period October 15, 2007, the acquisition date, through December 31, 2007. The Company records the fair value of these contracts on the Consolidated Balance Sheet and has recorded the change in fair value through the Consolidated Statement of Income, within the Other (Income) Expense line item. For the period October 15, 2007 through December 31, 2007, the Company recorded a loss on these contracts totaling approximately $0.2 million.
12. STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
     Common stock distribution and issuance — The Company has authorized 40 million shares of common stock with a par value of $.01 per share and 10 million shares of preferred stock with a par value of $.01 per share. No preferred stock has been issued.
     Our common stock was distributed to Dean Foods’ stockholders on June 27, 2005 in the ratio of one share of TreeHouse common stock for every five shares of Dean Foods outstanding, as of the record date of June 20, 2005. As a result, Dean Foods distributed 30,287,925 shares of TreeHouse common stock to its shareholders. In conjunction with entering into employment agreements, the Company’s management purchased approximately 1.67% of TreeHouse common stock directly from Dean Foods, in January 2005. These shares are equivalent to 513,353 shares on a post-Distribution basis. As of December 31, 2007, there were 31,204,305 shares issued and outstanding. There is no treasury stock, and there is no remaining stock ownership by Dean Foods.
     Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. For all periods prior to June 30, 2005, basic earnings per share are computed using our shares outstanding as of the date of the completion of the Distribution. The weighted average number of common shares used in the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the grant price. The restricted stock units and restricted stock awards are subject to market conditions for vesting. The market conditions for the restricted stock units were not met as of December 31, 2007, and thus the incremental effect of the related restricted stock units were excluded from the diluted earnings per share calculation. The restricted stock market conditions for vesting were not met, as of December 31, 2007, so these awards are excluded from the diluted earnings per share calculation.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Weighted average common shares outstanding	31,203	31,158	30,905
Assumed exercise of stock options (1)	148	92	203
Assumed vesting of restricted stock units	—	146	—

Weighted average diluted common shares outstanding	31,351	31,396	31,108

(1)	The assumed exercise of stock options excludes 2.1 million, 1.7 million and 1.5 million of options outstanding, which were anti-dilutive for the years ended December 31, 2007, 2006 and 2005, respectively.
13. STOCK-BASED COMPENSATION
     In connection with our spin-off from Dean Foods, our Board has adopted, and a majority of our stockholders has approved the TreeHouse Foods, Inc. 2005 Long-Term Incentive Plan. The Plan was amended and restated on February 16, 2007. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee determines specific awards for our executive officers. For all other employees below the position of senior vice president (or any analogous title), and if the committee designates, our Chief Executive Officer or such other officers will, from time to time, determine specific persons to whom awards under the Plan will be granted and the extent of, and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, also will make all other necessary decisions and interpretations under the Plan.
     Under the Plan, the Compensation Committee may grant awards of various types of equity-based compensation, including stock options, restricted stock and restricted stock units, performance shares and performance units and other types of stock-based awards, and cash-based compensation consisting of annual bonuses. The maximum number of shares that are available to be awarded under the Plan is 6,010,167.
     As stated in Note 2, for the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R), Share Based Payments. The Company elected to use the modified prospective application of SFAS 123(R) for awards issued prior to July 1, 2005. Income from continuing operations before tax, for the years ended December 31, 2007, 2006 and 2005 included share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $13.6 million, $18.8 million and $9.6 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $5.3 million, $7.1 million and $3.7 million for 2007, 2006 and 2005, respectively.

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
     The following table summarizes stock option activity during 2007:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
Outstanding, December 31, 2006	1,770,134	430,599	$26.31	8.2	$10,866,759
Granted	465,160	41,000	$26.66
Forfeited	(132,584)	(14,299)	$27.66
Exercised	(1,832)	—	$24.60

Outstanding, December 31, 2007	2,100,878	457,300	$26.26	7.6	$2,971,492

Vested/expect to vest, at December 31, 2007	2,028,018	449,875	$26.27	7.5	$2,947,036

Exercisable, December 31, 2007	1,022,033	379,960	$25.65	6.8	$2,644,732

     During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of stock options exercised was approximately $5.0 thousand, $1.6 million and $5.9 million, respectively. The aggregate intrinsic value of outstanding and exercisable options was $3.0 million and $2.6 million, respectively, at December 31, 2007, and $10.9 million and $6.0 million, respectively, at December 31, 2006. The tax benefit recognized from stock option exercises in 2007, 2006 and 2005 was approximately $2.0 thousand, $0.6 million and $2.3 million, respectively. Compensation expense related to unvested options totaled $10.4 million at December 31, 2007 and will be recognized over the remaining vesting period of the grants, which averages 1.1 years. The average grant date fair value of options granted, in 2007, 2006 and 2005 was $9.23, $9.05 and $11.04, respectively.
     In addition to stock options, certain key management employees were granted restricted stock and restricted stock units, pursuant to the terms of their employment agreements. Restricted stock generally vests one-third each January. It is subject to a market condition that requires that the total stockholder return of TreeHouse exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test at January 27, 2007 through 2012 that allows for vesting of previously unvested grants, if the total stockholder return test is met on a cumulative basis. Restricted stock units may vest one-third on each June 27, 2006, 2007 and 2008, but they are subject to the condition that the price of TreeHouse stock exceeds $29.65 on each vesting date. The cumulative test extends for the two anniversary dates beyond the last measurement date of January 27, 2008. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units, in the second quarter of 2005, and 43,000 shares of restricted stock in the first quarter of 2007. No restricted stock units were issued in 2007. As of December 31, 2007, 626,622 shares of restricted stock, along with 584,339 restricted stock units were outstanding, none of which were vested. Compensation expense relative to the restricted stock and restricted stock units totaled $7.0 million in 2007, $12.8 million in 2006 and $6.9 million in 2005. Future compensation expense related to outstanding restricted stock units and shares of restricted stock totaled $3.2 million, at December 31, 2007, and will be recognized over the next 1.3 years.

		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date	Restricted	Date
	Restricted	Fair	Stock	Fair
	Stock	Value	Units	Value
Unvested, at January 1, 2007	583,622	24.56	584,339	25.31
Granted	43,000	20.20	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested, at December 31, 2007	626,622	24.26	584,339	25.31

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Prior to completion of the Distribution, Dean Foods converted options on Dean Foods stock held by Dean’s chairman and chief executive officer. These were converted on a pro-rata basis between options for Dean Foods and TreeHouse shares. As a result, there are 344,805 options outstanding, as of December 31, 2007, which are exercisable at various prices. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share. During the year ended December 31, 2006, 114,700 options held by Dean’s chairman and chief executive officer were exercised at a total price of $1.5 million. None of the outstanding options were exercised in 2007.
     The fair value of each stock option, restricted stock and restricted stock unit award (the “Awards”) is estimated on the date of grant using the assumptions noted in the following table and the market price of the Company’s stock on the date of grant. The stock options were valued using a Black Scholes model and the restricted stock and restricted stock units were valued using a Monte Carlo simulation. Because valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company’s stock was not publicly traded prior to June 27, 2005, expected volatilities are based on the implied historical volatilities from peer companies and other factors. The Company has estimated that all employees will complete the required service conditions associated with the restricted stocks and restricted stock unit awards. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the implied service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. The assumptions used to calculate the value of the option awards granted in 2007, 2006 and 2005 and the restricted stock awards granted in 2007 and 2005 and the restricted stock units awards granted in 2005 are presented as follows:

2007	Stock Options	Restricted Stock	Restricted Stock Units
Expected volatility	22.61%	35.6%	—
Expected dividends	—	—	—
Expected term	6.0 years	1.58 years	—
Risk-free interest rate	5.00%	4.74%	—

2006	Stock Options	Restricted Stock	Restricted Stock Units
Expected volatility	28.5%	—	—
Expected dividends	—	—	—
Expected term	6.0 years	—	—
Risk-free interest rate	5.18%	—	—

2005	Stock Options	Restricted Stock	Restricted Stock Units
Expected volatility	27.5%	27.8%	27.8%
Expected dividends	—	—	—
Expected term	4.5 years	1.35 - 3.15 years	1.20 - 3.14 years
Risk-free interest rate	3.76%	3.76%	3.76%

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
     Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized		Accumulated
	Foreign	Pension and	Derivative	Other
	Currency	Postretirement	Financial	Comprehensive
	Translation (1)	Benefits	Instrument	Loss
	(In thousands)
Balance at December 31, 2004	$—	$(2,462)	$—	$(2,462)
Minimum pension liability adjustment	—	183	—	183

Balance at December 31, 2005	—	(2,279)	—	(2,279)
Minimum pension liability adjustment	—	2,279	—	2,279
Impact of adoption of SFAS 158	—	(4,030)	—	(4,030)
Other comprehensive loss	—	—	(1,075)	(1,075)

Balance at December 31, 2006	—	(4,030)	(1,075)	(5,105)
Other comprehensive loss	(3,325)	1,172	161	(1,992)

Balance at December 31, 2007	$(3,325)	$(2,858)	$(914)	$(7,097)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in the Canadian subsidiary, E.D. Smith.
15. EMPLOYEE PENSION AND RETIREMENT BENEFIT PLANS
     Pension and Postretirement Benefits — Certain of our employees and retirees participate in pension and other postretirement benefit plans previously sponsored by Dean Foods. At the time of the Distribution, the obligations related to such plans became the obligations of the Company. The assets and liabilities related to the Company’s employees have been separated from the Dean Foods’ benefit plans into newly established TreeHouse benefit plans, as described below. In addition, at the time of the acquisition of the Soup and Infant Feeding Business from Del Monte, the obligation related to that plan became the obligation of the Company. Employee benefit plan obligations and expenses included in the Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions.
     Defined Contribution Plans — Certain of our non-union employees participated in savings and profit sharing plans sponsored by Dean Foods, prior to the Distribution. These plans generally provided for salary reduction contributions to the plans on behalf of the participants of between 1% and 20% of a participant’s annual compensation and provided for employer matching and profit sharing contributions. Subsequent to the Distribution, the Company established a new tax-qualified defined contribution plan to manage the portion of the assets related to TreeHouse employees. For 2007, 2006 and 2005, the Company made matching contributions to the plan of $2 million, $1.4 million and $1.1 million, respectively.
     Multiemployer Pension and Certain Union Plans — Prior to the Distribution, Dean Foods contributed to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. Subsequent to the Distribution, the Company assumed the obligations to make the contributions to the multiemployer pension plans. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The Multiemployer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multiemployer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. In 2007, 2006 and 2005, the contributions to these plans, which are expensed as incurred, were $1.8 million, $1.7 million and $1.9 million, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Defined Benefit Pension Plans — Dean Foods managed pension plan assets in a master trust for certain salaried and non-union and union employees covered by collective bargaining agreements, but not participating in a multiemployer pension plan. Subsequent to the Distribution, the Company established a new tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to TreeHouse eligible salaried and non-union and union employees not covered by a multi-employer pension plan. We also retained investment consultants to assist our Investment Committee with the transition of plan assets to the TreeHouse master trust and to assist in formulating a long-term investment policy for the master trust. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2007, our master trust was invested as follows: equity securities of 60%, fixed income securities of 35%, and cash and cash equivalents of 5%. The measurement date for the defined benefit pension plans is December 31.
     The expected long-term rate-of-return-on-assets is based on projecting long-term market returns for the various asset classes in which the plans assets are invested, weighted by the target asset allocations. Active management of the plan assets may result in adjustments to the historical returns. The rate of return assumption is reviewed annually.
     Pension benefits for eligible salaried and non-union TreeHouse employees were frozen in 2002 for years of creditable service. For these employees incremental pension benefits are only earned for changes in compensation effecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by ERISA. The Company estimates that its 2008 contributions to its pension plans will be $7.3 million.
     Other Postretirement Benefits — Certain of our employees participated in Dean Foods’ benefit programs, which provided certain health care and life insurance benefits for retired employees and their eligible dependents. At the date of Distribution, the Company assumed the liability for the benefits under these plans. The plan is unfunded. The Company estimates that its 2008 contributions to its postretirement benefit plan will be $0.1 million. The measurement date for the other postretirement benefit plans is December 31.
     Post Employment Medical Plan Curtailment — Effective with the acquisition of the Soup and Infant Feeding Business from Del Monte Foods, Inc. on April 24, 2006, the Company became responsible for the funding and administration of postretirement medical benefits for certain hourly employees at the Pittsburgh production facility and recorded a liability of $31.2 million. On November 17, 2006, the Company and the local union entered into an agreement, whereby all of the Local 325 union employees will be covered under the multiemployer postretirement medical benefits plan of UFCW Local Union 23, effective on January 1, 2007. As such, the Company transferred its liability to the multiemployer plan and no longer carries a liability for the accumulated benefit obligation of employees covered under that plan. The Company’s responsibility for the accumulated benefit obligation ceased effective December 31, 2006, resulting in a plan curtailment under Statement of Financial Accounting Standards 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The curtailment resulted in a one-time gain of $29.4 million, $18.0 million net of tax, which is included in Other Operating (Income) Expenses, Net on the Consolidated Statements of Income. The Company contributed approximately $0.1 million to the Plan in 2007.
     The Company still maintains responsibility for certain current and retired union employees, and has recorded a liability of $2.0 million to cover their accumulated benefit obligations.
     On December 31, 2006, the Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R), which changed the accounting rules for reporting the funded status of retirement and other postretirement benefit plans. The plan’s funded status is required to be recognized on the balance sheet with a corresponding after-tax adjustment to Accumulated Other Comprehensive Loss in our Consolidated Financial Statements. Retroactive application of this accounting rule is prohibited. Therefore, 2006 and 2007 are presented as required by SFAS 158 and 2005 is presented as required under the accounting rules prior to SFAS 158. The adoption in 2006 had no effect on the computation of net periodic benefit expense for pensions and postretirement benefits.

TREEHOUSEFOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The incremental effect of applying SFAS No. 158 on individual line items on the Consolidated Balance Sheet as of December 31, 2006 is as follows:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In thousands)
Other assets	$1,472	$(1,472)	$—
Total assets	937,095	(1,472)	935,623
Other liabilities	11,979	5,116	17,095
Deferred income taxes	6,851	(2,558)	4,293
Total liabilities	356,816	2,558	359,374
Accumulated other comprehensive loss	(1,075)	(4,030)	(5,105)
Total stockholders’ equity	580,279	(4,030)	576,249
Total liabilities and stockholder’s equity	937,095	(1,472)	935,623

TREEHOUSEFOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes information about our pension and postretirement benefit plans, for the years ended December 31, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Change in benefit obligation:
Benefit obligation, at beginning of year	$28,336	$26,617	$4,827	$2,524
Service cost	1,733	1,275	245	314
Amendments	84	2,804	(780)	—
Settlements	222	98	—	—
Interest cost	1,655	1,469	204	214
Actuarial (gains) losses	(998)	(1,693)	(799)	76
Acquisition	—	—	—	31,183
Curtailment	—	—	—	(29,409)
Benefits paid	(3,090)	(2,234)	(78)	(75)

Benefit obligation, at end of year	$27,942	$28,336	$3,619	$4,827

Change in plan assets:
Fair value of plan assets, at beginning of year	$15,957	$10,754	$—	$—
Adjustment for Section 4044 asset transfer	—	3,562	—	—
Actual return on plan assets	167	1,397	—	—
Company contributions	4,391	2,478	78	75
Benefits paid	(3,090)	(2,234)	(78)	(75)

Fair value of plan assets, at year end	$17,425	$15,957	$—	$—

Funded status of the plan	$(10,517)	$(12,379)	$(3,619)	$(4,827)

Amounts recognized in the Consolidated Balance Sheet consist of :
Current liability	$—	$—	$(96)	$(111)
Non-current liability	(10,517)	(12,379)	(3,523)	(4,716)

Net amount recognized	$(10,517)	$(12,379)	$(3,619)	$(4,827)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$(1,398)	$(1,381)	$575	$(1,424)
Prior service cost	(3,388)	(3,783)	(712)	—

Total, before tax effect	$(4,786)	$(5,164)	$(137)	$(1,424)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	2007	2006
	(In thousands)
Accumulated benefit obligation:	$24,786	$24,644

Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	6.25%	5.75%
Rate of compensation increases	4.00%	4.00%
     The key actuarial assumptions used to determine the healthcare benefit obligations as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Pre-65	Post 65	Pre-65	Post 65
Healthcare inflation:
Initial rate	9.0%	11.0%	9.0-10.0%	11.0-12.0%
Ultimate rate	5.0%	5.0%	5.0%	5.0%
Year ultimate rate achieved	2011-2013	2013	2010-2011	2012-2013
Discount rate	6.25%	6.25%	5.50-5.75%	5.50-5.75%
     The following table summarizes the net periodic cost of our pension plans and postretirement plans, for the years ended December 31, 2007, 2006 and 2005:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(In thousands)			(In thousands)
Components of net periodic costs:
Service cost	$1,733	$1,275	$316	$245	$314	$161
Interest cost	1,655	1,469	1,445	204	214	123
Expected return on plan asset	(1,347)	(1,081)	(783)	—	—	—
Amortization of unrecognized prior service cost	479	347	83	(68)	—	—
Amortization of unrecognized net loss	—	23	180	50	93	80
FAS 88 settlement charge	387	202	—	—	—	—

Net periodic pension cost	$2,907	$2,235	$1,241	$431	$621	$364

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	(In thousands)			(In thousands)
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	5.75%	5.50-5.75%	5.75%	5.50%-5.75%	5.50-6.15%	5.75%
Rate of compensation increases	4.00%	4.00%	4.00%	—%	—%	—%
Expected return on plan assets	7.60%	7.60%	8.25%	—%	—%	—%

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The estimated amount that will be amortized from accumulated other comprehensive income into net pension cost in 2008 is as follows:

	Pension	Postretirement
	(In thousands)
Net actuarial loss	$—	$25
Prior service cost	479	(68)
     Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension	Postretirement
	Benefit	Benefit
	(In thousands)
2008	$1,092	$96
2009	$1,091	$103
2010	$1,654	$129
2011	$1,758	$131
2012	$2,207	$136
2013-2017	$13,173	$894
     The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

	2007	2006
	(In thousands)
1% Increase:
Benefit obligation, end of year	$687	$967
Service cost plus interest cost for the year	99	130
1% Decrease:
Benefit obligation, end of year	$(572)	$(785)
Service cost plus interest cost for the year	(79)	(102)
     Medicare Modernization Act — In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), in response to a new law regarding prescription drug benefits under Medicare, as well as a federal subsidy to sponsors of retiree healthcare benefit plans.
     Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. FACILITY CLOSING AND REORGANIZATION COSTS
     Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs (income) of $(0.4) million, $2.6 million and $0.3 million during 2007, 2006 and 2005, respectively. Most of the expense recorded in 2007 relates to current costs to maintain the facility until it is sold.
     In the fourth quarter of 2005, the La Junta, Colorado pickle manufacturing facility and distribution center was closed and the property and equipment was written down to its estimated fair value of $1.6 million. Subsequently, on July 10, 2006, the distribution center was sold for $2.0 million, and on June 1, 2007, the manufacturing facility was sold for $1.3 million. A gain of $0.4 million was recognized on the sale of the manufacturing facility in the second quarter of 2007 and is included in Other Operating Expense (Income), Net, in the Statement of Income. The remaining liability related to the facility closing is insignificant.
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
     These charges were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We do not expect to incur significant additional charges related to these restructuring plans.
17. OTHER OPERATING (INCOME) EXPENSE, NET
     We incurred Other Operating (Income) Expense, Net of $(0.4) million, $(19.8) million and 21.4 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Other Operating (Income) Expenses, Net consisted of the following:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Distribution related costs for legal, accounting and other professional fees	$—	$—	$9,784
Facility closing costs and impairment charges related to the La Junta, Colorado plant	—	2,633	9,897
Impairment of trademarks and other intangibles	—	8,200	4,669
Settlement of a high fructose corn syrup class action antitrust litigation	—	—	(1,184)
Gain on the sale of our Cairo, Georgia facility	—	—	(1,268)
Gain on sale of a closed tank yard facility	—	—	(475)
Gain on curtailment of postretirement benefits	—	(29,409)	—
Gain on sale of La Junta, Colorado distribution center	—	(1,266)	—
Gain on sale of La Junta, Colorado manufacturing facility	(415)	—	—

Total other operating (income) expense, net	$(415)	$19,842	$21,423

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Interest paid	$22,037	$11,270	$1,146
Income taxes paid	$11,166	$17,538	$4,952
Accrued purchase of property and equipment	$3,124	$—	$—
19. COMMITMENTS AND CONTINGENCIES
     Leases — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $22.2 million, $14.8 million and $11.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     The composition of capital leases which are reflected as Property, Plant and Equipment in the Consolidated Balance Sheets are as follows:

	December 31,
	2007	2006
	(In thousands)
Machinery and equipment	$6,947	$6,775
Less accumulated amortization	(2,128)	(1,747)

Total	$4,819	$5,028

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Purchase Obligations — We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes, including cucumbers and tank yard space.
     Future minimum payments at December 31, 2007, under non-cancelable capital leases, operating leases and purchase obligations are summarized as follows:

	Capital	Operating	Purchase
	Leases	Leases	Obligations
		(In thousands)
2008	$1,143	$14,979	$149,671
2009	1,125	11,496	9,559
2010	1,067	9,319	2,828
2011	862	7,779	2,247
2012	836	5,847	1,024
Thereafter	7,056	8,187	8,343

Total minimum payments	$12,089	$57,607	$173,672

Less amount representing interest	(5,555)

Present value of capital lease obligations	$6,534

     Insurance — We participated in the Dean Foods insurance programs through the date of the Distribution. We have established our own insurance program as of the Distribution with retention of selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. Effective with the Distribution on June 27, 2005 all current property and casualty insurance programs are now administered directly for the Company by the carriers with support from an independent insurance consultant. The deductibles for casualty claims range from $50,000 to $500,000, depending upon the type of coverage. We believe we have established adequate reserves to cover these claims. To minimize expense, Dean Foods will remain involved administratively on the historical workers’ compensation run-out of claims, with the Company assuming financial responsibility.
     Through calendar year 2005, the Company continued to participate in the Dean Foods Health and Welfare plans. The Company is responsible for the claim expenses associated with its employees and has secured stop loss coverage with a $150,000 specific deductible and a 115% aggregate limit. We converted to substantially similar TreeHouse plans, effective January 1, 2006. The Company also participates in several multi-employer welfare programs for employees covered by various union contracts.
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
20. FAIR VALUE OF FINANCIAL INSTRUMENTS
     Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt (revolving credit facility) are financial liabilities with carrying values that approximate fair value. As of December 31, 2007, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $100.5 million based on quoted market rates.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
     We have designated our reportable segments based on how management views our business and on differences in manufacturing processes between product categories. We do not segregate assets between segments for internal reporting. Therefore, certain asset-related information has not been presented. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”
     Our pickles segment sells a variety of pickle, relish, sauerkraut and pepper products under customer brands and under our proprietary brands, including Farman’s®, Nalley’s®, Peter Piper® and Steinfeldtm. Branded products are sold to retailers and private label products are sold to retailers, foodservice customers and in bulk to other food processors. The pickles segment also includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southeastern United States. These products are sold under the Bennett’s®, Hoffman House® and Roddenbery’s® Northwoods® brand names.
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
     Our Soup and Infant Feeding Business segment sells condensed and ready to serve soups, broths and gravies, as well as infant cereals, fruits, vegetables, juices, meats, dinners and desserts. We sell our soups and gravies under private labels, primarily to supermarkets and mass merchandisers. Infant feeding products are sold under the Nature’s Goodness ® brand and offer a complete product line focused on the four steps of a baby’s development. The infant feeding products are sold to customers in grocery and foodservice channels.
     Our aseptic products, Mexican sauces, jams, jellies, dressings and other refrigerated products are included under other food products. Aseptic products are sterilized using a process which allows storage for prolonged periods without refrigeration. We manufacture aseptic cheese sauces and puddings. Our cheese sauces and puddings are sold primarily under private labels to distributors. Our refrigerated products include Mocha Mix®; a non-dairy liquid creamer, Second Nature®; a liquid egg substitute, and salad dressings sold in foodservice channels. Our salad dressings are sold primarily to supermarkets and mass merchandisers throughout the United States and Canada. Jams, pie fillings and sauces are also produced at these facilities.
     We evaluate the performance of our segments based on adjusted gross margin, which we define as gross margin less allocated freight out and commission expense. The amounts in the following tables are obtained from reports used by our senior management team. There are no significant non-cash items reported in segment profit or loss, other than depreciation, amortization and impairment of trademarks and other intangible assets.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Net sales to external customers:
Pickles	$329,686	$326,313	$320,143
Non-dairy powdered creamer	299,191	267,385	263,769
Soup and infant feeding	322,223	224,189	—
Other	206,802	121,509	123,819

Total	$1,157,902	$939,396	$707,731

Operating income from continuing operations:
Pickles	$40,463	$42,874	$41,467
Non-dairy powdered creamer	57,654	50,822	41,058
Soup and infant feeding	48,107	30,375	—
Other	30,021	23,562	23,025

Segment adjusted gross margin	176,245	147,633	105,550
Other operating expenses	91,301	63,279	76,961

Operating income	84,944	84,354	28,589
Other (income) expense:
Interest expense, net	22,036	12,985	1,223
Interest Income	(112)	(665)	(7)
Foreign currency hedge income	(3,469)	—	—
Other (income) expense, net	(36)	—	(66)

Total other (income) expense	18,419	12,320	1,150

Consolidated income from continuing operations, before tax	$66,525	$72,034	$27,439

Depreciation and amortization:
Pickles	$7,149	$9,956	$10,510
Non-dairy powdered creamer	4,852	5,278	4,768
Soup and infant feeding	11,835	7,112	—
Other	3.955	2,305	1,663

Total	$27,791	$24,651	$16,941

Capital expenditures:
Pickles	$4,407	$6,107	$5,356
Non-dairy powdered creamer	2,050	1,887	6,049
Soup and infant feeding	12,558	2,573	—
Other	3,923	807	2,839

Total	$22,938	$11,374	$14,244

Trademark impairment:
Pickles	$—	$—	$1,925
Non-dairy powdered creamer	—	—	2,604
Soup and infant feeding	—	—	—
Other	—	8,200	140

Total	$—	$8,200	$4,669

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Geographic Information — In 2007, the Company’s five largest revenue producing countries outside of the United States were, in alphabetical order: Brazil, Canada, Columbia, Japan and Panama. Revenues to customers outside of the United States represented approximately 6.2% of total 2007 net sales.
     Long-lived assets outside the United States, excluding intangible assets were $38.7 million as of December 31, 2007. The Company did not have long-lived assets outside the United States in previous years.
     Major Customers — In fiscal 2007, Wal-Mart Stores, Inc. and affiliates accounted for approximately 13.8% of our consolidated net sales. Each of our reporting segments sells products to Wal-Mart. No other customer accounted for more than 10% of our consolidated net sales.
22. RELATED PARTY TRANSACTIONS
     Management Fee Paid to Dean Foods — Prior to the Distribution, Dean Foods provided us with certain administrative services such as tax, treasury, human resources, risk management, legal, information technology, internal audit, accounting and reporting, in return for a management fee. The management fee was based on budgeted annual expenses for Dean Foods’ corporate headquarters and allocated among Dean Foods’ segments. We paid Dean Foods a management fee of $2.9 million in 2005. There were no management fees paid to Dean Foods post-Distribution.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
23. QUARTERLY RESULTS OF OPERATIONS (unaudited)
     The following is a summary of our unaudited quarterly results of operations for 2007 and 2006:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)
Fiscal 2007
Net sales	$258,984	$256,031	$271,951	$370,936
Gross profit	52,089	53,607	58,732	75,863
Income from continuing operations, before income taxes	12,153	15,172	16,948	22,252
Net income (1)	7,414	9,362	10,568	14,278
Net income per common share:
Basic	.24	.30	.34	.46
Diluted	.24	.30	.34	.46
Market price:
High	32.23	32.59	28.45	29.15
Low	27.51	25.66	21.36	21.15
Fiscal 2006
Net sales	$172,724	$232,118	$251,684	$282,870
Gross profit	40,390	48,523	54,190	57,475
Income from continuing operations, before income taxes (2)	11,946	10,782	12,822	36,484
Net income (3)	7,399	6,594	8,258	22,605
Net income per common share:
Basic	.24	.21	.26	.72
Diluted	.24	.21	.26	.71
Market price:
High	26.98	27.80	26.10	33.20
Low	18.42	23.05	21.27	23.27

(1)	Includes loss, net of tax, from discontinued operations of $(9) and $(21) in the first and second quarters of 2007, respectively.

(2)	Fourth quarter of 2006 includes $29.4 million income from the curtailment of postretirement obligations and $8.2 million expense for the impairment of a trademark.

(3)	Includes income (loss), net of tax, from discontinued operations of $(7), $(6), $(10), and $178 in the first, second, third and fourth quarters of 2006, respectively.
24. SUBSEQUENT EVENT
     On February 13, 2008, the Company announced plans to close its pickle plant in Portland, Oregon. Costs associated with the plant closure are estimated to be approximately $22 million, $16 million of which is expected to be in cash.
     The principal components of the plans include workforce reductions as a result of facility closings and facility reorganizations; shutdown costs, including those costs that are necessary to clean and prepare the facilities for closure; and costs incurred after shutdown such as lease obligations or termination costs.
     We expect the restructuring plan for the facilities to be completed by the end of the third quarter in 2008.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Evaluations were carried out, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, these disclosure controls and procedures were effective.
Management Report on Internal Control over Financial Reporting
     Management of TreeHouse Foods, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded E.D. Smith from the assessment of internal control over financial reporting, as of December 31, 2007, because it was acquired by the Company in a purchase business combination during the fourth quarter of 2007. The E.D. Smith net assets, total assets and net revenues represented 22.5%, 27.3% and 5.1%, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2007.
     All internal controls systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on these criteria.
February 27, 2008
Changes in Internal Controls over Financial Reporting
     There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, that occurred during the fourth quarter of the fiscal year covered by this report on Form 10-K, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois
     We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at E.D. Smith, which was acquired on October 15, 2007 and whose financial statements constitute 22.5% and 27.3% of net and total assets, respectively, and 5.1% of revenues, of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at E.D. Smith. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements and Financial Statement Schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2008

Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Information required by this item about our directors and executive officers is included in our Proxy Statement (“2008 Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2008 annual meeting of the stockholders under the headings, Management — Directors and Executive Officers and Election of Directors and is incorporated herein by reference.
     Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2008 Proxy Statement under the headings, Stock Ownership Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2008 Proxy Statement under the heading, Corporate Governance Meetings of the Board of Directors and Committees/Role of Committees, and is incorporated herein by reference.
     The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our May 1, 2008 Annual Meeting of Stockholders.
     We have adopted a Code of Ethics for our employees and directors. A copy of the code is posted on our website www.treehousefoods.com. If we amend the code, or grant any waivers under the code, that are applicable to our directors, chief executive officers, or other persons subject to our securities trading policy, which we do not anticipate doing, then we will promptly post that amendment or waiver on our website.
Item 11. Executive Compensation
     The information required by this item is included in the 2008 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Committee Reports —- Compensation Committee Report and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Committee Reports —- Compensation Committee Report section of the 2008 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the Securities Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is included in the 2008 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The information required by this item is included in the 2008 Proxy Statement under the heading, Certain Relationships and Related Transactions and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this item is included in the 2008 Proxy Statement under the heading, Fees Billed by Independent Public Accounting Firm and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
     The following Consolidated Financial Statements are filed as part of this document under Item 8 or are incorporated herein as follows:

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan Dennis F. Riordan
Senior Vice President and Chief Financial Officer
February 28, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed	Chairman of the Board,	February 28, 2008
Sam K. Reed	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Dennis F. Riordan	Senior Vice President and	February 28, 2008
Dennis F. Riordan	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ George V. Bayly	Director	February 28, 2008
George V. Bayly

/s/ Gregg L. Engles	Director	February 28, 2008
Gregg L. Engles

/s/ Diana S. Ferguson	Director	February 28, 2008
Diana S. Ferguson

/s/ Frank J. O’Connell	Director	February 28, 2008
Frank J. O’Connell

/s/ Gary D. Smith	Director	February 28, 2008
Gary D. Smith

/s/ Terdema L. Ussery	Director	February 28, 2008
Terdema L. Ussery

SCHEDULE II
TREEEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007, 2006 and 2005
     Allowance for doubtful accounts deducted from accounts receivable:

	Balance	Charge		Write-Off of
	Beginning	(Credit) to		Uncollectible		Balance
Year	of Year	Income	Acquisitions	Accounts	Recoveries	End of Year
			(In thousands)
2005	$130	$234	$—	$(44)	$—	$320
2006	320	(44)	—	(49)	—	227
2007	227	253	301	(147)	3	637

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
2.1	Distribution Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 28, 2005

2.2	Asset Purchase Agreement, dated as of March 1, 2006, by and between Del Monte Corporation and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 2, 2006

2.3	Purchase Agreement, dated as of April 20, 2007, among Silver Brands Partners II, L.P., VDW Farms, Ltd., VDW Management, L.L.C., and Bay Valley Foods LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 23, 2007.

2.4	Purchase Agreement, dated as of June 24, 2007 between E.D. Smith Operating Trust, E.D. Smith Limited Partnership, E.D. Smith Income Fund and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2007.

3.1	Form of Restated Certificate of Incorporation of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005

3.2	Form of Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005

4.1	Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005

4.2	Stockholders Agreement, dated January 27, 2005, by and between, TreeHouse Foods, Inc., Dean Foods Company, Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005

4.3	Rights Agreement between TreeHouse Foods, Inc. and The Bank of New York, as rights agent is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005

4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as an Exhibit to the Rights Agreement that is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005)

4.5	Form of Rights Certificate (attached as an Exhibit to the Rights Agreement that is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005)

10.1+	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005

10.2+	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005

10.3+	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and E. Nichol McCully is incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005

10.4+	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005

10.5+	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005

10.6	Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005

10.7	Transition Services Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2005

Exhibit No.	Exhibit Description
10.8	Employee Matters Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 28, 2005

10.9	Tax Sharing Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 28, 2005

10.10	Trademark License Agreement between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 28, 2005

10.11	Trademark License Agreement between TreeHouse Foods, Inc. and Dean Foods Company, Dean Intellectual Property Services II, L.P. and Dean Specialty Intellectual Property Services, L.P. is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 28, 2005

10.12	Co-Pack Agreement, dated as of June 17, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated June 28, 2005

10.13+	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005

10.14+	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005

10.15	Credit Agreement dated as of June 27, 2005, between TreeHouse Foods, Inc. and a group of Lenders with Bank of America as Administrative Agent, Swing Line Lender and L/C Issuer is incorporated by reference to Exhibit 10.16 of our Form 10-Q filed with the Commission on May 12, 2006

10.16	Executive Severance Plan, dated as of April 21, 2006, which became effective May 1, 2006 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2006

10.17	Amendment No. 1 dated as of August 31, 2006 to the Credit Agreement dated June 27, 2005 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 31, 2006

10.18	Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006

10.19	Form of Performance — Vesting Restricted Stock Award Agreement is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2007.

10.20	Form of Performance — Vesting Restricted Stock Award Agreement with Dennis F. Riordan is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission May 9, 2007.

10.21	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.

10.22	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.

10.23	Amendment to No. 2 dated as of August 30, 2007 to the Credit Agreement dated June 27, 2005 is incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K dated September 4, 2007.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP

31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.