Form 10-Q
period 2008-03-31
TreeHouse Foods, Inc.
filed 2008-05-08
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008.
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
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008 there were 31,204,305 shares of Common Stock, par value $0.01 per share, outstanding.

Table of Contents

Page
Part I — Financial Information

Item 1 — Financial Statements (Unaudited)	3

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 — Controls and Procedures	22

Report of Independent Registered Public Accounting Firm	23

Part II — Other Information

Item 1 — Legal Proceedings	24

Item 1A — Risk Factors	24

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3 — Defaults Upon Senior Securities	24

Item 4 — Submission of Matters to a Vote of Security Holders	24

Item 5 — Other Information	24

Item 6 — Exhibits	25

Awareness Letter from Deloitte & Touche LLP

302 Certification of Chief Executive Officer

302 Certification of Chief Financial Officer

906 Certification of Chief Executive Officer

906 Certification of Chief Financial Officer

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,755	$9,230
Receivables, net	81,299	76,951
Inventories	285,729	297,692
Deferred income taxes	5,113	2,790
Prepaid expenses and other current assets	7,643	7,068
Net assets of discontinued operations	522	544

Total current assets	383,061	394,275
Property, plant and equipment, net	255,709	265,007
Goodwill	584,738	590,791
Deferred income taxes	2,898	3,504
Identifiable intangible and other assets	194,487	202,381

Total assets	$1,420,893	$1,455,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$150,259	$144,090
Current portion of long-term debt	461	677

Total current liabilities	150,720	144,767
Long-term debt	584,026	620,452
Deferred income taxes	28,122	27,517
Other long-term liabilities	34,142	33,913
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $0.01 per share, 40,000,000 shares authorized, 31,204,305 shares issued and outstanding	312	312
Additional paid-in capital	553,097	550,370
Retained earnings	87,880	85,724
Accumulated other comprehensive loss	(17,406)	(7,097)

Total stockholders’ equity	623,883	629,309

Total liabilities and stockholders’ equity	$1,420,893	$1,455,958

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Net sales	$360,623	$258,984
Cost of sales	290,234	206,895

Gross profit	70,389	52,089
Operating expenses:
Selling and distribution	28,664	21,466
General and administrative	15,242	13,580
Other operating expense	10,922	—
Amortization expense	3,487	1,066

Total operating expenses	58,315	36,112

Operating income	12,074	15,977
Other (income) expense:
Interest expense	7,731	3,870
Interest income	(20)	(46)
Loss on foreign currency exchange	1,860	—
Other	(294)	—

Total other expense	9,277	3,824

Income from continuing operations before income taxes	2,797	12,153
Income taxes	736	4,730

Income from continuing operations	2,061	7,423
Loss from discontinued operations, net of tax	—	(9)

Net income	$2,061	$7,414

Weighted average common shares:
Basic	31,204	31,202
Diluted	31,308	31,313
Basic earnings per common share:
Income from continuing operations	$.07	$.24
Loss from discontinued operations, net of tax	—	—

Net income	$.07	$.24

Diluted earnings per common share:
Income from continuing operations	$.07	$.24
Loss from discontinued operations, net of tax	—	—

Net income	$.07	$.24

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$2,061	$7,414
Loss from discontinued operations	—	9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,486	6,751
Amortization	3,487	1,066
Gain on derivative	(319)	—
Loss on foreign currency exchange	1,860	—
Stock-based compensation	2,781	3,712
Write down of impaired assets	5,231	—
Gain on disposition of assets	(4)	(6)
Deferred income taxes	(710)	1,448
Interest rate swap amortization	40	41
Other	45	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,036)	4,112
Inventories	9,578	16,529
Prepaid expenses and other current assets	139	3,654
Accounts payable, accrued expenses and other current liabilities	4,979	5,995

Net cash provided by continuing operations	32,618	50,725
Net cash used in discontinued operations	—	(9)

Net cash provided by operating activities	32,618	50,716
Cash flows from investing activities:
Additions to property, plant and equipment	(7,597)	(2,518)
Acquisitions of businesses	(31)	—
Proceeds from sale of fixed assets	5	6

Net cash used in continuing operations	(7,623)	(2,512)
Net cash provided by discontinued operations	—	308

Net cash used in investing activities	(7,623)	(2,204)
Cash flows from financing activities:
Net repayments of debt	(31,347)	(48,504)

Net cash used in financing activities	(31,347)	(48,504)

Effect of exchange rate changes on cash and cash equivalents	(123)	—

Net decrease in cash and cash equivalents	(6,475)	8
Cash and cash equivalents, beginning of period	9,230	6

Cash and cash equivalents, end of period	$2,755	$14

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2008
(Unaudited)
1. General
We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States and the largest manufacturer of private label salad dressings in the United States and Canada based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles, non-dairy powdered creamer and private label soup in the United States and jams and jellies in Canada.
Effective January 1, 2008, we realigned the manner in which the business is managed and now focus on operating results based on channels of distribution, which has resulted in a change to the operating and reportable segments. Previously, we managed our business based on product categories. Our change in operating and reportable segments from product categories to channel based is consistent with management’s long-term growth strategy. Our new reportable segments are North American retail grocery, food away from home, and industrial and export. Accordingly, prior year segment data has been restated to reflect the new segment structure.
2. Basis of Presentation
The Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of annual results.
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
A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
3. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 that were not deferred. We will continue to assess the impact of the deferred provisions of SFAS 157, which will be effective for the Company beginning January 1, 2009.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115, that permits measurement of financial instruments and other certain items at fair value. SFAS 159 does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 did not have an impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, a replacement of SFAS 141, Business Combinations. The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted. The Company will adopt SFAS 141(R) for acquisitions after the effective date.
In December 2007, FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB 51. The provisions of SFAS 160 outline the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application is prohibited. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We are currently assessing the impact SFAS 160 will have on our financial statements.
In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, SFAS 161 requires increased qualitative, and credit-risk disclosures. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. Further, entities are encouraged, but not required to provide comparative disclosures for earlier periods. We are currently assessing the impact SFAS 161 will have on our financial statements.
4. Income Taxes
The Company was formed on January 25, 2005 and is subject to federal and state income tax examinations beginning in 2005. The Internal Revenue Service (IRS) is currently conducting an examination of the Company’s 2005 and 2006 federal returns This examination is expected to be completed in the second quarter of 2008. The IRS has proposed tax adjustments of approximately $0.3 million which are primarily temporary items, the impact of which will reverse in future years. The Company agrees with these adjustments and has recorded the effect in its tax accruals.
The Company’s wholly owned consolidated subsidiary, E.D. Smith, and its affiliates are subject to Canadian, U.S., and state tax examinations from 2003 forward. The IRS is currently conducting an examination of E.D. Smith U.S. affiliates for 2005. The outcome of this examination is unknown and is expected to be completed during 2008.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. The adoption of FIN 48 did not have a material effect on the financial position or results of operations of the Company. As of January 1, 2007, the Company had unrecognized tax benefits totaling $0.3 million.
Interest and penalties related to income tax liabilities are included in income tax expense. As of the adoption date, we had accrued interest and penalties related to unrecognized tax benefits of $0.03 million.
During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the three months ended March 31, 2008, the Company recognized a tax benefit of approximately $1.4 million related to this item.
5. Other Operating Expense
The Company incurred Other operating expense of $10.9 million in the three months ended March 31, 2008. This expense consisted of $10.4 million relating to the closing of our pickle plant located in Portland, Oregon (see Note 6) and $0.5 million relating to a fire at our non-dairy powdered creamer facility located in New Hampton, Iowa.
6. Facility Closing
On February 13, 2008, the Company announced plans to close its pickle plant in Portland, Oregon. The Portland plant is the Company’s highest cost and lowest utilized pickle facility. Operations in the plant are expected to cease during the second quarter of 2008. Costs associated with the plant closure are estimated to be approximately $22 million, $16 million of which is expected to be in cash.

The principal components of the plans include workforce reductions (approximately $1.2 million) as a result of facility closings and reorganizations; shutdown costs (approximately $4.5 million), including those costs that are necessary to clean and prepare the facilities for closure; and costs incurred after shutdown such as lease obligations (approximately $2.8 million) and termination costs (approximately $11.9 million).
During the three months ended March 31, 2008, the Company recorded $10.4 million of costs, (included in Other operating expense in our Condensed Consolidated Statements of Income), related to the closure of the Portland plant, which included a fixed asset impairment charge of $5.2 million to reduce the carrying value of the Portland facility to its net realizable value, $4.8 million for contract terminations and $0.4 million for accrued severance. Following is a summary of the liabilities recorded by the Company as of and during the three months ended March 31, 2008.

	Accrued				Accrued
	Charges at				Charges at
	December 31,				March 31,
	2007	Payments	Accruals	Adjustments	2008
	(In thousands)
Contract terminations	$—	$—	$3,092	$—	$3,092
Work force reductions	—	—	362	—	362
Capital lease and service contract buyout	5,681	—	1,694	—	7,375

Total	$5,681	$—	$5,148	$—	$10,829

We expect the restructuring plan for the facilities to be completed by the end of the third quarter in 2008.
7. Inventories

	March 31,	December 31,
	2008	2007
	(In thousands)
Finished goods	$209,865	$222,452
Raw materials and supplies	91,152	89,328
LIFO reserve	(15,288)	(14,088)

Total	$285,729	$297,692

Approximately $97.1 million and $92.4 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2008 and December 31, 2007, respectively.
8. Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

	North
	American
	Retail	Food Away	Industrial and
	Grocery	From Home	Export	Total
		(In thousands)
Balance at December 31, 2007	$370,688	$86,521	$133,582	$590,791
Purchase price adjustment	28	3	—	31
Currency exchange adjustment	(5,524)	(560)	—	(6,084)

Balance at March 31, 2008	$365,192	$85,964	$133,582	$584,738

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$43,211	$—	$43,211	$44,367	$—	$44,367
Intangible assets with finite lives:
Customer-related	149,826	(16,446)	133,380	152,812	(13,607)	139,205
Non-compete agreement	2,646	(893)	1,753	2,646	(708)	1,938
Trademarks	8,500	(1,074)	7,426	8,500	(970)	7,530
Formulas/recipes	1,794	(215)	1,579	1,849	(87)	1,762

Total	$205,977	$(18,628)	$187,349	$210,174	$(15,372)	$194,802

Amortization expense on intangible assets for the three months ended March 31, 2008 and 2007 was $3.5 million and $1.1 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2009	$13.3 million
2010	$12.9 million
2011	$11.1 million
2012	$11.0 million
2013	$11.0 million
9. Long-Term Debt

	March 31,	December 31,
	2008	2007
	(In thousands)
Revolving credit facility	$480,300	$511,500
Senior notes	100,000	100,000
Capital lease obligations and other	4,187	9,629

	584,487	621,129

Less current portion	(461)	(677)

Total	$584,026	$620,452

Revolving Credit Facility — On August 30, 2007, the Company entered into Amendment No. 2 to our unsecured revolving Credit Agreement, as amended (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 2 reduces the available liquidity requirement with respect to permitted acquisitions and reduces the required consolidated interest coverage ratio at the end of each fiscal quarter. The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million. The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $6.2 million in letters of credit have been issued but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of March 31, 2008. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.
Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans, or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.295% to 0.90%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on all commitments under the credit facility. Our average interest rate on debt outstanding under our Credit Agreement at March 31, 2008 was 3.95%.

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
The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of March 31, 2008.
Swap Agreement — In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheet. The total loss will be reclassified ratably to our statements of income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes. In the three months ended March 31, 2008, $0.1 million of the loss was taken into interest expense. We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2008.
Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of March 31, 2008, $3.1 million remains outstanding. Interest accrues at an annual rate of: 6.61%, with respect to the $0.7 million tranche which is due on November 1, 2011; 6.71%, with respect to the $0.5 million tranche which is due on November 1, 2013; and 7.16%, with respect to the $1.9 million tranche which is due on May 1, 2019.
10. Earnings Per Share
In accordance with SFAS 128 Earnings Per Share, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to outstanding options. The restricted stock units and restricted stock awards outstanding are subject to market conditions for vesting, which were not met as of March 31, 2008 or 2007, so these awards are excluded from the diluted earnings per share calculation.
The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended
	March 31,
	2008	2007
Weighted average common shares outstanding	31,204,305	31,202,473
Assumed exercise of stock options (1)	103,372	110,782

Weighted average diluted common shares outstanding	31,307,677	31,313,255

(1)	The assumed exercise of stock options excludes 2,090,823 options outstanding, which were anti-dilutive for the three months ended March 31, 2008 and 1,742,548, options outstanding, which were anti-dilutive for the three months ended March 31, 2007.
11. Stock-Based Compensation
For the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R), Share Based Payments. The Company elected to use the modified prospective application of SFAS 123(R) for awards issued prior to July 1, 2005. Income from continuing operations before income taxes, for the three month periods ended March 31, 2008 and 2007 includes share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $2.8 million and $3.7 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was $1.1 million for the three month period ended March 31, 2008, and $1.4 million for the three month period ended March 31, 2007.

12. Employee Retirement and Postretirement Benefits
Pension, Profit Sharing and Postretirement Benefits — Certain of our employees and retirees participate in pension and other postretirement benefit plans. Employee benefit plan obligations and expenses included in the Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions.
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.
Components of net periodic pension expense are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Service cost	$430	$434
Interest cost	430	403
Expected return on plan assets	(358)	(338)
Amortization of prior service costs	120	116
Effect of settlements	75	—

Net periodic pension cost	$697	$615

We have contributed $0.4 million to the pension plans during 2008. We expect to contribute $8.3 million in 2008.
Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.
Components on net periodic postretirement expenses are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Service cost	$59	$101
Interest cost	58	68
Amortization of prior service cost	(18)	—
Amortization of unrecognized net loss	6	20

Net periodic postretirement cost	$105	$189

We expect to contribute $0.1 million to the postretirement health plans during 2008.
13. Comprehensive Income (Loss)
The following table sets forth the components of comprehensive income (loss):

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income	$2,061	$7,414
Foreign currency translation adjustment	(10,416)	—
Amortization of pension and postretirement prior service costs and net gain, net of tax	67	83
Amortization of swap loss, net of tax	40	41

Comprehensive income (loss)	$(8,248)	$7,538

We expect to amortize $0.3 million of prior service costs and net gain, net of tax and $0.2 million of swap loss, net of tax from other comprehensive income into earnings during 2008.

14. Fair Value of Financial Instruments
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.
Financial instruments held by the Company that are subject to SFAS No. 157 include foreign currency contracts held by our Canadian subsidiary, E.D. Smith. These contracts expire during 2008 and are in a liability position. The fair value of the liability at March 31, 2008 is approximately $0.4 million, which represents the amount the Company would be required to pay to exit these contracts. The fair value is based on Level 2 inputs as of March 31, 2008. Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.
Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt (revolving credit facility) are financial liabilities with carrying values that approximate fair value. As of March 31, 2008, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $103.4 million.
15. Commitments and Contingencies
Litigation, Investigations and Audits — We are party in the ordinary course of business to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any liability we may incur in connection with any such currently pending or threatened matters. In our opinion, the settlement of any such currently pending or threatened matters is not expected to have a material adverse impact on our financial position, annual results of operations or cash flows.
16. Supplemental Cash Flow Information
Cash payments for interest were $8.7 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively. Cash payments for income taxes were $4.3 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, the Company had accrued property, plant and equipment of approximately $1.3 million.
17. Foreign Currency
The Company, through its wholly owned consolidated subsidiary, E.D. Smith, enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. These contracts do not qualify for hedge accounting. The Company records the fair value of these contracts on the Condensed Consolidated Balance Sheets and has recorded the change in fair value through the Condensed Consolidated Statements of Income, within Other (income) expense. For the three months ended March 31, 2008, the Company recorded a gain on these contracts totaling approximately $0.3 million.
The Company has an intercompany note denominated in Canadian dollars, which is eliminated during consolidation. A portion of the note is considered to be permanent, with the remaining portion considered to be temporary. Foreign currency fluctuations on the permanent portion are recorded through Accumulated other comprehensive loss, while foreign currency fluctuations on the temporary portion are recorded in the Company’s Condensed Consolidated Statements of Income, within Other (income) expense.
The Company also has accrued interest on the intercompany note, which is also considered temporary. Changes in the balance due to foreign currency fluctuations are also recorded in the Company’s Condensed Consolidated Statements of Income within Other (income) expense.
For the three months ended March 31, 2008, the Company recorded a loss of approximately $1.9 million related to foreign currency fluctuations within Other (income) expense. For the three months ended March 31, 2008, the Company recorded a loss of approximately $6.2 million in Accumulated other comprehensive loss related to foreign currency fluctuations on the permanent portion of the note.

18. Business and Geographic Information and Major Customers
We manage operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis. We have designated our reportable segments based on how management views our business. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has been presented in total.
During the first quarter of 2008, the Company changed its internal reporting structure from product categories to channel based. The Company’s new reportable segments, as presented below, are consistent with the manner in which the Company reports its results to the chief operating decision maker.
We evaluate the performance of our segments based on net sales dollars, gross profit and direct operating income (gross profit less freight out, sales commissions and direct segment expenses). The amounts in the following tables are obtained from reports used by our senior management team and do not include allocated income taxes. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. Restructuring charges are not allocated to our segments, as we do not include them in the measure of profitability as reviewed by our chief operating decision maker. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 2 to our 2007 consolidated financial statements contained in our Annual Report on Form 10-K.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net sales to external customers:
North American retail grocery	$219,640	$146,588
Food away from home	70,926	55,191
Industrial and export	70,057	57,205

Total	360,623	258,984
Direct operating income:
North American retail grocery	25,492	18,605
Food away from home	7,568	5,947
Industrial and export	9,603	6,488

Direct operating income	42,663	31,040
Other operating expenses	30,589	15,063

Operating income	$12,074	$15,977

Geographic Information —During the three months ended March 31, 2008, we had revenues to customers outside of the United States representing approximately 14.7% of total net sales.
Major Customers — During the three months ended March 31, 2008 and 2007, Wal-Mart Stores, Inc. accounted for approximately 13.9% and 17.2%, respectively, of our consolidated net sales. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Products:
Pickles	$79,360	$72,440
Powder	87,441	71,814
Soup and infant feeding	78,118	85,784
Jams, jellies and other	33,414	—
Salad dressing	39,074	—
Refrigerated	10,314	10,026
Aseptic	20,892	18,920
Salsa	12,010	—

Total	$360,623	$258,984

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States, and the largest manufacturer of private label salad dressings in the United States and Canada, based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles, non-dairy powdered creamer and private label soup in the United States and jams and jellies in Canada. Effective January 1, 2008, we realigned the manner in which the business is managed and now focus on operating results based on channels of distribution, which has resulted in a change to the operating and reportable segments. Previously, we managed our business based on product categories. Our change in operating and reportable segments from product categories to channel based is consistent with management’s long-term growth strategy and was necessary due to the acquisitions that had occurred during 2007, as we had added numerous products throughout the year. The change in operating and reportable segments will permit the Company to integrate future acquisitions more efficiently and provide our investors with greater comparability to our peer group, as many of them also present results based on channels of distribution.
We discuss the following segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: North American retail grocery, food away from home, and industrial and export. We have designated our reportable segments based on how management views our business. The key performance indicators of our segments are net sales dollars, gross profit and direct operating margin, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct segment expenses.
Our current operations consist of the following:
•	Our North American retail grocery segment sells branded and private label products to customers within the United States and Canada. These products include pickles, peppers, relishes, salsas, condensed and ready to serve soup, broths, gravies, jams, jellies, salad dressings, sauces, non-dairy powdered creamer, aseptic products, and baby food. Brand names sold within the North American retail grocery segment include the following pickle brands, Farman’s®, Nalley’s®, Peter Piper®, Steinfeld®, and San Antonio Farms®. Also sold are brands related to sauces and syrups, Bennet’s®, Hoffman House® and Roddenbery’s Northwoods®. Infant feeding products are sold under the Nature’s Goodness ® brand, while our non-dairy powdered creamer is sold under our proprietary Cremora® brand. Our refrigerated products are sold under the Mocha Mix®, Second Nature® brand names, and our jams and jellies and other sauces are sold under the E.D. Smith®, Habitant® and Saucemaker® brand names.

•	Our food away from home segment sells pickle products, non-dairy powdered creamers, salsas, aseptic and refrigerated products, and sauces to food service customers, including restaurant chains and food distribution companies, within the United States and Canada.

•	Our industrial and export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers. Export sales are primarily to industrial customers.
Recent Developments
During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the three months ended March 31, 2008, the Company recognized a tax benefit of approximately $1.4 million related to this item.
On February 13, 2008, the Company announced its plans to close its Portland pickle processing plant. Operations in the plant are expected to cease during the second quarter 2008, with the restructuring plans completed by the end of the third quarter of 2008. For the three months ended March 31, 2008, the Company recorded approximately $10.4 million of costs, associated with the facility closing. Included in these costs was a fixed asset impairment charge of approximately $5.2 million to reduce the carrying value of the Portland facilities to their net realizable value. Total costs are expected to be $22 million, $16 million of which is expected to be in cash.
On February 19, 2008, the Company’s New Hampton facility, which produces a portion of the Company’s non-dairy powdered creamer, was damaged by an early morning fire. For the three months ended March 31, 2008, the Company incurred $0.5 million of costs associated with the damages, net of expected insurance reimbursement. The Company has an insurance policy that will cover the costs to repair the facility, replace damaged equipment, and reimburse the Company for costs incurred in excess of those it would normally have incurred, subject to a $0.5 million deductible.
On March 31, 2008, the Company announced the recall of 535 cases of Caesar salad dressing due to incorrect labeling. No illnesses were reported in connection with the mislabeling. For the three months ended March 31, 2008, the cost associated with the recall and product destruction was insignificant.
Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$360,623	100.0%	$258,984	100.0%
Cost of sales	290,234	80.5	206,895	79.9

Gross profit	70,389	19.5	52,089	20.1
Operating expenses:
Selling and distribution	28,664	8.0	21,466	8.3
General and administrative	15,242	4.2	13,580	5.2
Other operating expense	10,922	3.0	—	—
Amortization expense	3,487	1.0	1,066	.4

Total operating expenses	58,315	16.2	36,112	13.9

Operating income	$12,074	3.3%	$15,977	6.2%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net Sales — First quarter net sales increased 39.2% to $360.6 million in 2008, compared to $259.0 million in the first quarter of 2007. Net sales by segment are shown in the table below:

	Net Sales
				%
			$ Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
North American retail grocery	$219,640	$146,588	$73,052	49.8%
Food away from home	70,926	55,191	15,735	28.5%
Industrial and export	70,057	57,205	12,852	22.5%

Total	$360,623	$258,984	$101,639	39.2%

The increase in sales is primarily due to the 2007 acquisitions of the E.D. Smith salad dressing, jam, jelly and sauce business (“E.D. Smith”), the San Antonio Farms Mexican sauce business (“San Antonio Farms”) and DeGraffenreid, LLC pickle business (“DeGraffenreid”). North American retail grocery sales in the first quarter increased 49.8% to $219.6 million in 2008 versus $146.6 million in 2007. The acquisition of San Antonio Farms in May, 2007, E.D. Smith in October, 2007, as well as price increases taken in all channels combined to more than offset sales volume decreases. Food away from home sales increased 28.5% to $70.9 million in the first quarter of 2008 compared to $55.2 million in 2007, due to the acquisition of DeGraffenreid and San Antonio Farms in May, 2007 and E.D. Smith in October, 2007. Industrial and export sales increased 22.5% to $70.1 million in the first quarter of 2008 compared to $57.2 million in 2007, primarily due to increased powder sales to industrial customers, acquisitions and price increases to recover rising input costs.
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of net sales was 80.5% in the first quarter of 2008 compared to 79.9% in 2007. Price increases taken in 2008, as well as cost reduction initiatives, only partially offset the rising cost of raw materials and packaging. We continue to experience increases in commodity costs in such items as casein, corn syrup, and soybean oil compared to the first quarter of 2007. Increases in raw material costs in the first quarter of 2008 compared to 2007 included an 87% increase in casein, a 12% increase in corn syrup and other sweeteners, a 39% increase in soybean oil and other oils and a 7% increase in cucumber crop costs. Packaging cost increases include a 15% increase in glass packaging and a 20% increase in plastic containers. The Company does not expect relief from increasing prices in the near term.
Operating Expenses — Our operating expenses were $58.3 million during the first quarter of 2008 compared to $36.1 million in 2007. Selling and distribution expenses increased $7.2 million or 33.5% in the first quarter of 2008 compared to the first quarter of 2007 due to the San Antonio Farms acquisition in May, 2007 and E.D. Smith in October, 2007. General and administrative expenses increased $1.7 million in the first quarter of 2008 compared to 2007, primarily due to the Canadian infrastructure added as a result of the E.D. Smith acquisition in October, 2007.
Other operating expense of $10.9 million includes $10.4 million related to the closure of the Portland, Oregon pickle plant and $0.5 million related to the net unreimbursed expense resulting from the fire at the New Hampton, Iowa facility.
Operating Income — Operating income for the first quarter of 2008 was $12.1 million, a decrease of $3.9 million, or 24.4%, from operating income of $16.0 million in the first quarter of 2007. Our operating margin was 3.3% in the first quarter of 2008 compared to 6.2% in the prior year’s quarter. Excluding the impact of the Portland plant closure, operating margin for the first quarter of 2008 would have remained at 6.2%.
Income Taxes — Income tax expense was recorded at an effective rate of 26.3% in the first quarter of 2008 compared to 38.9% in the prior year’s quarter. The lower effective tax rate in 2008 is due to the favorable intercompany financing structure entered into in conjunction with the E.D. Smith acquisition. (See Note 4)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 — Results by Segment
North American retail grocery —

	Three Months Ended March 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$219,640	100.0%	$146,588	100.0%
Cost of sales	174,372	79.4	112,619	76.8

Gross profit	45,268	20.6	33,969	23.2
Freight out and commissions	13,948	6.3	9,709	6.6
Direct selling and marketing	5,828	2.7	5,655	3.9

Direct operating income	$25,492	11.6%	$18,605	12.7%

Net sales in the retail grocery segment increased by $73.1 million, or 49.8% in the first quarter of 2008 compared to the first quarter of 2007. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$146,588
Volume	(13,318)	(9.1)%
Acquisitions	73,925	50.4
Pricing	9,685	6.6
Mix/other	2,760	1.9

2008 Net sales	$219,640	49.8%

The increase in net sales from 2007 to 2008 resulted mainly from the acquisition of San Antonio Farms in the second quarter of 2007 and E.D. Smith in the fourth quarter of 2007. Price increases taken due to rising raw material and packaging costs partially offset lower case sales of baby food, soup and retail branded pickles. Volume declined due to a previously announced loss of a significant baby food customer and movement away from certain low margin customers.
Cost of sales as a percentage of net sales increased from 76.8% in 2007 to 79.4% in 2008 primarily as a result of increases in raw material and packaging costs which were only partially offset by price increases. We have implemented several cost reduction initiatives in an attempt to offset these cost increases.
Freight out and commissions paid to independent sales brokers was $13.9 million in the first quarter of 2008 compared to $9.7 million in 2007, an increase of 43.7%, primarily due to the San Antonio Farms and E.D. Smith acquisitions and higher freight costs.
Food away from home —

	Three Months Ended March 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$70,926	100.0%	$55,191	100.0%
Cost of sales	58,065	81.9	45,769	82.9

Gross profit	12,861	18.1	9,422	17.1
Freight out and commissions	3,461	4.8	2,249	4.1
Direct selling and marketing	1,832	2.6	1,226	2.2

Direct operating income	$7,568	10.7%	$5,947	10.8%

Net sales in the food away from home segment increased by $15.7 million, or 28.5%, in the first quarter of 2008 compared to the prior year. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$55,191
Volume	(2,577)	(4.7)%
Acquisitions	13,434	24.4
Pricing	4,315	7.8
Mix/other	563	1.0

2008 Net sales	$70,926	28.5%

Sales were up during the first quarter of 2008 compared to 2007 primarily due to the DeGraffenreid and San Antonio Farms acquisitions in May, 2007; the E.D. Smith acquisition in October, 2007 and price increases taken since last year. Volume declined as the Company moved away from certain low margin customers.
Cost of sales as a percentage of net sales decreased from 82.9% in the first quarter of 2007 to 81.9% in 2008, as sales price increases realized in the quarter helped to offset increases in raw material and packaging costs and a favorable mix of higher margin salsa as a result of the San Antonio Farms acquisition. In 2007, the majority of the price increases were in effect after the first quarter.
Freight out and commissions paid to independent sales brokers was $3.5 million in the first quarter of 2008 compared to $2.2 million in 2007, an increase of 53.9%, primarily due to growth in volume resulting from the DeGraffenreid, San Antonio Farms and E.D. Smith acquisitions and higher freight costs.
Industrial and export —

	Three Months Ended March 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$70,057	100.0%	$57,205	100.0%
Cost of sales	57,797	82.5	48,507	84.8

Gross profit	12,260	17.5	8,698	15.2
Freight out and commissions	2,424	3.5	2,019	3.5
Direct selling and marketing	233	0.3	191	0.4

Direct operating income	$9,603	13.7%	$6,488	11.3%

Net sales in the industrial and export segment increased $12.9 million or 22.5% in the first quarter of 2008 compared to the prior year. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$57,205
Volume	962	1.7%
Acquisitions	2,057	3.6
Pricing	10,212	17.9
Mix/other	(379)	(0.7)

2008 Net sales	$70,057	22.5%

Price increases have been taken since last year in an effort to offset the significant increases in input costs. The effect of acquisitions in the co-pack business and volume increases made up the balance of the growth in net sales.
Cost of sales as a percentage of net sales decreased from 84.8% in the first quarter of 2007 to 82.5% in 2008 primarily as a result of the price increases realized in the quarter which more than offset increases in raw material and packaging costs.
Freight out and commissions paid to independent sales brokers was $2.4 million in the first quarter of 2008 compared to $2.0 million in 2007, an increase of 20.0%, due to the 2007 acquisitions and increased freight costs.

Liquidity and Capital Resources
Cash Flow
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short and long-term basis.
The Company’s cash flow from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows is summarized in the table below:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$32,618	$50,725
Investing activities	$(7,623)	$(2,512)
Financing activities	$(31,347)	$(48,504)
Net cash provided by operating activities decreased by $18.1 million for the first three months of 2008 compared to 2007. Net income, excluding non-cash items such as write down of impaired assets; depreciation; amortization and stock-based compensation, increased by $8.0 million. However, this was more than offset by an increase in working capital resulting from the Company’s growth from acquisitions.
Net cash used in investing activities was $7.6 million in the first three months of 2008 compared to $2.5 million in the first three months of 2007, an increase of $5.1 million primarily due to increased cash outflows for additions to property, plant and equipment. These additions, in 2008, were associated with a boiler project and plant equipment at our Pittsburgh facility, plus multiple projects at our other manufacturing facilities.
Net cash used in financing activities was $31.3 million in the first three months of 2008 compared to $48.5 million in 2007, a decrease of $17.2 million due to the higher working capital requirements. The Company repaid approximately $31.3 million of debt, net of borrowings, compared to $48.5 million in 2007.
Debt Obligations
At March 31, 2008, we had $480.3 million in borrowings under our revolving credit facility, senior notes of $100 million and $4.2 million of capital leases and other obligations. In addition, at March 31, 2008, there were $6.2 million in letters of credit under the revolver that were issued but undrawn.
Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of pickle and fruit production driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarter, respectively. Our long-term financing needs will depend largely on potential acquisition activity. Our revolving credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy.
Our revolving credit facility provides for an aggregate commitment of $600 million of which $113.5 million was available at March 31, 2008. Interest rates are tied to variable market rates which averaged 3.95% on debt outstanding as of March 31, 2008. We are in compliance with the applicable covenants as of March 31, 2008.
On September 22, 2006, we completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. We are in compliance with the applicable covenants as of March 31, 2008.
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
See Note 15 to our Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for more information about our commitments and contingent obligations.
Future Capital Requirements
We expect capital spending programs to increase in 2008 as a result of including a full twelve months of the acquisitions in 2007. Capital spending in 2008 will focus on plant efficiencies and upgrades to our Pittsburgh plant’s water and power systems, additional building and production lines at our North East, Pennsylvania facility, productivity improvements and routine equipment upgrades or replacements at our plants, which currently number 18 across the United States and Canada.
In 2008, we expect cash interest to be approximately $29.4 million based on anticipated debt levels and cash taxes are expected to be approximately $17.5 million.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.
Critical Accounting Policies
A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to our critical accounting policies in the three months ended March 31, 2008.
Off-Balance Sheet Arrangements
We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases, which have or are reasonably likely to have a material effect on our Condensed Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuations
In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. The total loss will be reclassified ratably to our Condensed Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the terms of our senior notes.
We do not utilize financial instruments for trading purposes or hold any derivative financial instruments as of March 31, 2008, which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance under our revolving credit facility, as of March 31, 2008, each 1% rise in our interest rate would increase our interest expense by approximately $4.8 million annually.
Input Costs
The costs of raw materials, as well as packaging materials and fuel, have increased substantially in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2007, and continued at these high levels in the first three months of 2008, including processed vegetables and meat, soybean oil, casein, sweeteners, cheese and packaging materials. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.
New for the Company in 2008 is the exposure to raw material price fluctuations for items used in our jams, jellies and other products, which were obtained through the purchase of E.D. Smith in October 2007. Incremental raw materials used in these products include fresh and processed fruits and berries. The majority of the remaining raw materials are currently used by the Company, but now at higher volumes. The price of fruits and berries are subject to many variables, including global supply, which is impacted by weather and disease, which can significantly impact available supplies and costs.
The Company has seasonal grower contracts with a variety of growers strategically located to supply our pickle production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area, which would impair crop yields. If we are not able to buy cucumbers from local suppliers, we would likely either purchase cucumbers from foreign sources, such as Mexico or India, or ship cucumbers from other growing areas in the United States, thereby increasing our production costs.
Changes in the prices of our products may lag behind changes in the costs of our raw materials and packaging. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging and fuel costs, our operating profits and margins could be materially adversely affected.

Fluctuations in Foreign Currencies
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
E.D. Smith is a manufacturer of private label salad dressings, jams, jellies and pie fillings and other private label products in Canada. The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the three months ended March 31, 2008, the Company recognized a foreign currency exchange loss of approximately $12.3 million, of which $10.4 million was recorded as a component of Accumulated other comprehensive loss and $1.9 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.
The Company, through its wholly owned consolidated subsidiary, E.D. Smith, enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. These contracts do not qualify for hedge accounting. The Company records the fair value of these contracts on the Condensed Consolidated Balance Sheets and has recorded the change in fair value through the Condensed Consolidated Statement of Income, within the Other (income) expense line. For the three months ended March 31, 2008, the Company recorded a gain on these contracts totaling approximately $0.3 million. The remaining foreign currency contracts expire during 2008.
Item 4. Controls and Procedures
Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, these disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and parent’s net investment, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Chicago, Illinois
May 6, 2008

Part II — Other Information
Item 1. Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, annual results of operations or cash flows.
Item 1A. Risk Factors
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of security holders at TreeHouse Foods’ Annual Meeting of Shareholders held on May 1, 2008.
Election of Directors

Nominee	For	Withheld	Abstain
Sam K. Reed	29,074,840	454,194	26,463
Ann M. Sardini	29,321,216	203,332	30,949
The two directors listed above were elected to a three-year term expiring in 2011.
Description of Proposals
Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company to serve for the fiscal year 2008.

	For	Against	Abstain
Votes	29,511,888	18,389	25,220
Item 5. Other Information
None.

Item 6. Exhibits

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan

Dennis F. Riordan
Senior Vice President and Chief Financial Officer
May 8, 2008