Form 10-Q
period 2008-06-30
TreeHouse Foods, Inc.
filed 2008-08-07
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008.
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
(Registrant’s telephone number, including area code) (708) 483-1300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☑      No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐      No    ☑
As of July 31, 2008 there were 31,447,661 shares of Common Stock, par value $0.01 per share, outstanding.

Page
Part I — Financial Information

Item 1 — Financial Statements (Unaudited)	3

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 — Controls and Procedures	27

Report of Independent Registered Public Accounting Firm	28

Part II — Other Information

Item 1 — Legal Proceedings	29

Item 1A — Risk Factors	29

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 — Defaults Upon Senior Securities	29

Item 4 — Submission of Matters to a Vote of Security Holders	29

Item 5 — Other Information	29

Item 6 — Exhibits	30

Awareness Letter from Deloitte & Touche LLP

302 Certification of Chief Executive Officer

302 Certification of Chief Financial Officer

906 Certification of Chief Executive Officer

906 Certification of Chief Financial Officer
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,663	$9,230
Receivables, net	87,235	76,951
Inventories	275,661	297,692
Deferred income taxes	2,821	2,790
Prepaid expenses and other current assets	12,226	7,068
Assets held for sale	4,377	—
Net assets of discontinued operations	441	544

Total current assets	386,424	394,275
Property, plant and equipment, net	265,660	265,007
Goodwill	585,869	590,791
Deferred income taxes	—	3,504
Identifiable intangible and other assets, net	192,420	202,381

Total assets	$1,430,373	$1,455,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$141,473	$144,090
Current portion of long-term debt	423	677

Total current liabilities	141,896	144,767
Long-term debt	588,008	620,452
Deferred income taxes	27,765	27,517
Other long-term liabilities	33,920	33,913
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $0.01 per share, 40,000,000 shares authorized, 31,222,005 and 31,204,305 shares issued and outstanding, respectively	312	312
Additional paid-in capital	555,919	550,370
Retained earnings	96,019	85,724
Accumulated other comprehensive loss	(13,466)	(7,097)

Total stockholders’ equity	638,784	629,309

Total liabilities and stockholders’ equity	$1,430,373	$1,455,958

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net sales	$367,369	$256,031	$727,992	$515,015
Cost of sales	298,740	202,424	588,974	409,319

Gross profit	68,629	53,607	139,018	105,696
Operating expenses:
Selling and distribution	28,948	21,483	57,612	42,949
General and administrative	15,760	12,096	31,002	25,622
Other operating expense (income), net	928	(365)	11,850	(311)
Amortization expense	3,528	1,244	7,015	2,310

Total operating expenses	49,164	34,458	107,479	70,570

Operating income	19,465	19,149	31,539	35,126
Other (income) expense:
Interest expense	7,561	3,982	15,292	7,852
Interest income	(87)	(5)	(107)	(51)
Loss (gain) on foreign currency exchange	(5)	—	1,855	—
Other (income) expense, net	113	—	(181)	—

Total other expense	7,582	3,977	16,859	7,801

Income from continuing operations, before income taxes	11,883	15,172	14,680	27,325
Income taxes	3,591	5,789	4,327	10,519

Income from continuing operations	8,292	9,383	10,353	16,806
Loss from discontinued operations, net of tax	—	21	—	30

Net income	$8,292	$9,362	$10,353	$16,776

Weighted average common shares:
Basic	31,209	31,202	31,207	31,202
Diluted	31,341	31,312	31,325	31,312
Basic earnings per common share:
Income from continuing operations	$.27	$.30	$.33	$.54
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$.27	$.30	$.33	$.54

Diluted earnings per common share:
Income from continuing operations	$.26	$.30	$.33	$.54
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$.26	$.30	$.33	$.54

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$10,353	$16,776
Loss from discontinued operations	—	30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,917	13,543
Amortization	7,015	2,310
Gain on derivative	(519)	—
Loss on foreign currency exchange	1,855	—
Stock-based compensation	5,381	6,789
Write down of impaired assets	5,197	—
Gain on disposition of assets	(387)	(431)
Deferred income taxes	3,964	2,425
Interest rate swap amortization	80	81
Other	133	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(11,290)	4,777
Inventories	20,176	5,182
Prepaid expenses and other current assets	(4,699)	5,620
Accounts payable, accrued expenses and other current liabilities	1,739	5,493

Net cash provided by continuing operations	55,915	62,595
Net cash used in discontinued operations	—	(31)

Net cash provided by operating activities	55,915	62,564
Cash flows from investing activities:
Additions to property, plant and equipment	(29,683)	(6,304)
Insurance proceeds	598	—
Acquisitions of businesses	(402)	(100,585)
Acquisition of equity investment	—	(2,686)
Proceeds from sale of fixed assets	743	1,341

Net cash used in continuing operations	(28,744)	(108,234)
Net cash provided by discontinued operations	—	467

Net cash used in investing activities	(28,744)	(107,767)
Cash flows from financing activities:
Proceeds from issuance of debt	—	98,364
Net repayment of debt	(32,884)	(53,077)
Proceeds from stock option exercises	187	—
Tax savings on equity compensation	100	—

Net cash provided (used in) financing activities	(32,597)	45,287

Effect of exchange rate changes on cash and cash equivalents	(141)	—

Net (decrease) increase in cash and cash equivalents	(5,567)	84
Cash and cash equivalents, beginning of period	9,230	6

Cash and cash equivalents, end of period	$3,663	$90

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2008
(Unaudited)
1. General
We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States and the largest manufacturer of private label salad dressings in the United States and Canada based upon total sales volumes. We believe we are also the leading retail private label supplier of pickles, non-dairy powdered creamer and soup in the United States, and jams and jellies in Canada.
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
In May 2008, FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. It does not change current practice. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe this Statement will have an impact on our financial statements.
EITF 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits, was issued in June 2008 and requires that all nonrefundable maintenance deposits that are contractually and substantively related to maintenance of a particular asset be recorded as deposit assets. These deposit assets are either capitalized or expensed when the underlying maintenance is performed. This EITF is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact this EITF will have on our financial statements.
4. Income Taxes
The Company was formed on January 25, 2005 and is subject to federal and state income tax examinations beginning in 2005. The Internal Revenue Service (IRS) completed an examination of the Company’s 2005 and 2006 federal returns in the second quarter of 2008. The Company paid tax adjustments of approximately $0.3 million which are primarily temporary items, the impact of which will reverse in future years.
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
During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the three and six months ended June 30, 2008, the Company recognized a tax benefit of approximately $1.4 million and $2.8 million, respectively, related to this item.
5. Other Operating Expense
The Company incurred Other operating expense of $0.9 million and $11.9 million for the three and six months ended June 30, 2008, respectively. For the six months ended June 30, 2008, this expense consisted of $11.4 million relating to the closing of our pickle plant located in Portland, Oregon (See Note 6) and $0.5 million relating to a fire at our non-dairy powdered creamer facility located in New Hampton, Iowa.

6. Facility Closing
On February 13, 2008, the Company announced plans to close its pickle plant in Portland, Oregon. The Portland plant was the Company’s highest cost and lowest utilized pickle facility. Operations in the plant ceased during the second quarter of 2008. Costs associated with the plant closure are estimated to be approximately $15.0 million, of which $9.0 million is expected to be in cash, net of estimated proceeds from sale of assets.
The principal components of the plans include workforce reductions (approximately $0.9 million) as a result of the facility closing and reorganization; shutdown costs (approximately $3.0 million), including those costs that are necessary to clean and prepare the facility for closure; costs incurred after shutdown such as lease obligations (approximately $0.7 million); contract termination costs (approximately $4.8 million), and fixed asset impairment charges of $5.2 million.
During the six months ended June 30, 2008, the Company recorded $11.4 million of costs, (included in Other operating expense in our Condensed Consolidated Statements of Income), related to the closure of the Portland plant, which included a fixed asset impairment charge of $5.2 million to reduce the carrying value of the Portland facility to its net realizable value, $5.3 million for contract terminations and other costs, as well as $0.9 million for accrued severance. The following is a summary of the liabilities recorded by the Company as of and during the six months ended June 30, 2008:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			June 30,
	2007	Accruals	Payments	2008
		(In thousands)
Contract terminations	$—	$3,092	$(2,915)	$177
Work force reductions	—	869	(191)	678
Capital lease and service contract buyout	5,681	1,694	(7,375)	—

Total	$5,681	$5,655	$(10,481)	$855

We expect the restructuring plan for the facility to be completed by the end of the third quarter in 2008.
7. Inventories

	June 30,	December 31,
	2008	2007
	(In thousands)
Finished goods	$203,463	$222,452
Raw materials and supplies	88,686	89,328
LIFO reserve	(16,488)	(14,088)

Total	$275,661	$297,692

Approximately $62.9 million and $92.4 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2008 and December 31, 2007, respectively.
8. Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

	North
	American
	Retail	Food Away	Industrial and
	Grocery	From Home	Export	Total
		(In thousands)
Balance at December 31, 2007	$370,688	$86,521	$133,582	$590,791
Purchase price adjustment	(664)	(50)	—	(714)
Currency exchange adjustment	(3,821)	(387)	—	(4,208)

Balance at June 30, 2008	$366,203	$86,084	$133,582	$585,869

The Company continues to assess the preliminary allocations to the E.D. Smith net assets acquired in October 2007, and expects to complete the assessment during the fourth quarter of 2008.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$43,568	$—	$43,568	$44,367	$—	$44,367
Intangible assets with finite lives:
Customer-related	150,749	(19,511)	131,238	152,812	(13,607)	139,205
Non-compete agreement	2,646	(1,078)	1,568	2,646	(708)	1,938
Trademarks	8,500	(1,177)	7,323	8,500	(970)	7,530
Formulas/recipes	1,811	(222)	1,589	1,849	(87)	1,762

Total	$207,274	$(21,988)	$185,286	$210,174	$(15,372)	$194,802

Amortization expense on intangible assets for the three months ended June 30, 2008 and 2007 was $3.5 million and $1.2 million, respectively, and $7.0 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2009	$13.3 million
2010	$12.9 million
2011	$11.1 million
2012	$11.0 million
2013	$11.0 million
9. Long-Term Debt

	June 30,	December 31,
	2008	2007
	(In thousands)
Revolving credit facility	$484,500	$511,500
Senior notes	100,000	100,000
Tax increment financing and other	3,931	9,629

	588,431	621,129
Less current portion	(423)	(677)

Total	$588,008	$620,452

Revolving Credit Facility — On August 30, 2007, the Company entered into Amendment No. 2 to our unsecured revolving Credit Agreement, as amended (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 2 reduces the available liquidity requirement with respect to permitted acquisitions and reduces the required consolidated interest coverage ratio at the end of each fiscal quarter. The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million. The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $6.2 million in letters of credit have been issued but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of June 30, 2008. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans, or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.295% to 0.90%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on all commitments under the credit facility. Our average interest rate on debt outstanding under our Credit Agreement at June 30, 2008 was 3.53%.
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
The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of June 30, 2008.
Swap Agreement — In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. The total loss will be reclassified ratably to our Condensed Consolidated Statements of Income as an increase to Interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes. In the six months ended June 30, 2008, $0.1 million of the loss was taken into interest expense. We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2008.
Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of June 30, 2008, $3.1 million remains outstanding. Interest accrues at an annual rate of: 6.61%, with respect to the $0.7 million tranche which is due on November 1, 2011; 6.71%, with respect to the $0.5 million tranche which is due on November 1, 2013; and 7.16%, with respect to the $1.9 million tranche which is due on May 1, 2019.
10. Earnings Per Share
In accordance with SFAS 128 Earnings Per Share, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to outstanding options and restricted stock. Certain restricted stock units and restricted stock awards outstanding are subject to market conditions for vesting, which were not met as of June 30, 2008 or 2007, so these awards are excluded from the diluted earnings per share calculation. During the second quarter of 2008, the Company issued performance unit awards that contain both service and performance criteria. As of June 30, 2008, none of the criteria were met and these awards were excluded from the diluted earnings per share calculation.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	31,208,730	31,202,473	31,206,834	31,202,473
Assumed exercise of stock options (1)	132,112	109,091	117,742	109,936

Weighted average diluted common shares outstanding	31,340,842	31,311,564	31,324,576	31,312,409

(1)	The assumed exercise of stock options excludes 2,500,035 options outstanding, which were anti-dilutive for the three and six months ended June 30, 2008 and 2,138,877, options outstanding, which were anti-dilutive for the three and six months ended June 30, 2007.
11. Stock-Based Compensation
For the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R), Share Based Payments. The Company elected to use the modified prospective application of SFAS 123(R) for awards issued prior to July 1, 2005. Income from continuing operations before income taxes, for the three and six month periods ended June 30, 2008 and 2007 includes share-based compensation expense for employee and director stock options, restricted stock and restricted stock units of $2.6 million, $5.4 million, $3.1 million and $6.8 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.0 million and $2.1 million for the three and six month periods ended June 30, 2008, and $1.2 million and $2.6 million for the three and six month periods ended June 30, 2007, respectively.
During the three months ended June 30, 2008, the Company issued its annual equity compensation awards that consisted of stock options, restricted stock, restricted stock units and performance units. In previous years, the Company issued stock options to all eligible employees on an annual basis. The Company changed its equity compensation methodology and now awards eligible employees stock options, restricted stock or restricted stock units, or a combination of the awards. Performance units were also issued to certain senior management employees, the vesting of which is contingent upon service and performance criteria. These awards are more fully described below. Restricted stock and restricted stock unit awards previously granted are fully described in the Company’s annual report on Form 10-K issued on February 28, 2008.
The following table summarizes stock option activity during the six months ended June 30, 2008. Options were granted under our long-term incentive plan. All options granted have a three year vesting schedule which vest one-third on each of the first three anniversaries of the grant date. Options expire 10 years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
Outstanding, December 31, 2007	2,100,878	457,300	$26.26	7.6	$2,971,492
Granted	440,900	4,800	$24.03
Forfeited	(31,699)	(14,299)	$26.83
Exercised	—	(22,700)	$10.56

Outstanding, June 30, 2008	2,510,079	425,101	$26.04	7.5	$3,376,825

Vested/expected to vest, at June 30, 2008	2,444,328	421,694	$26.06	7.5	$3,356,018

Exercisable, June 30, 2008	1,639,504	388,429	$26.55	6.7	$3,033,772

Compensation cost related to unvested options totaled $8.3 million at June 30, 2008 and will be recognized over the remaining vesting period of the grants, which averages 2 years. The average grant date fair value of the options granted in the six months ended June 30, 2008 was $8.09. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of the stock option awards for the Company’s annual grant in 2008 include the following: expected volatility of 26.37%, expected term of 6 years, risk-free rate of 3.53% and no dividends. The aggregate intrinsic value of stock options exercised during the six months ended was approximately $0.3 million.

In addition to stock options, the Company granted restricted stock, restricted stock units and performance unit awards during the three months ended June 30, 2008. These awards were granted under our long-term incentive plan. Restricted stock and restricted stock unit awards granted during the three months ended June 30, 2008 vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. A description of the restricted stock and restricted stock unit awards previously granted is presented in the Company’s annual report on Form 10-K issued on February 28, 2008. The following table summarizes the restricted stock and restricted stock unit activity during the six months ended June 30, 2008:

		Weighted		Weighted
		Average	Restricted	Average
	Restricted	Grant Date	Stock	Grant Date
	Stock	Fair Value	Units	Fair Value
Unvested, at December 31, 2007	626,622	$24.26	584,339	$25.31
Granted	806,200	$24.06	14,300	$24.06
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested, at June 30, 2008	1,432,822	$24.15	598,639	$25.28

Future compensation cost related to restricted stock and restricted stock units totaled approximately $20.5 million as of June 30, 2008, and will be recognized on a weighted average basis, over the next 2.8 years. The grant date fair value of the awards granted in 2008 was equal to the Company’s closing stock price on the grant date.
Performance unit awards were granted to certain senior management members. These awards contain service and performance conditions. For each performance period (July 1, 2008 through December 31, 2008, calendar 2009 and calendar 2010), one third of the units will accrue multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period (July 1, 2008 through December 31, 2010), a number of units will accrue equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. The following table summarizes the performance unit activity during the six months ended June 30, 2008:

Weighted
Average
	Performance	Grant Date
	Units	Fair Value
Unvested, at December 31, 2007	—	—
Granted	72,900	$24.06
Vested	—	—
Forfeited	—	—

Unvested, at June 30, 2008	72,900	$24.06

Future compensation cost related to the performance units is estimated to be approximately $1.8 million as of June 30, 2008, and is expected to be recognized over the next 3 years. The grant date fair value of the awards granted in 2008 was equal to the Company’s closing stock price on the grant date.
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
Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

Components of net periodic pension expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Service cost	$430	$434	$860	$868
Interest cost	430	403	860	806
Expected return on plan assets	(358)	(338)	(716)	(676)
Amortization of prior service costs	120	116	240	232
Effect of settlements	75	—	150	—

Net periodic pension cost	$697	$615	$1,394	$1,230

We have contributed $1.7 million to the pension plans in the first six months of 2008. We expect to contribute $8.4 million in 2008.
Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.
Components on net periodic postretirement expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Service cost	$59	$101	$118	$202
Interest cost	58	68	116	136
Amortization of prior service cost	(18)	—	(36)	—
Amortization of unrecognized net loss	6	20	12	40

Net periodic postretirement cost	$105	$189	$210	$378

We expect to contribute $0.1 million to the postretirement health plans during 2008.
13. Comprehensive Income
The following table sets forth the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Net income	$8,292	$9,362	$10,353	$16,776
Foreign currency translation adjustment	3,833	—	(6,583)	—
Amortization of pension and postretirement prior service costs and net gain, net of tax	67	83	134	166
Amortization of swap loss, net of tax	40	41	80	81

Comprehensive income	$12,232	$9,486	$3,984	$17,023

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

Financial instruments held by the Company that are subject to SFAS No. 157 include foreign currency contracts held by our Canadian subsidiary, E.D. Smith. These contracts expire during 2008 and are in a liability position. The fair value of the liability at June 30, 2008 is approximately $0.3 million, which represents the amount the Company would be required to pay to exit these contracts. The fair value is based on Level 2 inputs as of June 30, 2008. Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.
Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt (revolving credit facility) are financial liabilities with carrying values that approximate fair value. As of June 30, 2008, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $99.0 million.
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
16. Supplemental Cash Flow Information
Cash payments for interest were $15.2 million and $8.2 million for the six months ended June 30, 2008 and 2007, respectively. Cash payments for income taxes were $9.8 million and $3.9 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had accrued property, plant and equipment of approximately $2.3 million.
17. Foreign Currency
The Company, through its wholly owned consolidated subsidiary, E.D. Smith, enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. These contracts do not qualify for hedge accounting. The Company records the fair value of these contracts on the Condensed Consolidated Balance Sheets and has recorded the change in fair value through the Condensed Consolidated Statements of Income, within Other (income) expense. For the three and six months ended June 30, 2008, the Company recorded a gain on these contracts totaling approximately $0.2 million and $0.5 million, respectively.
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
The Company accrues interest on the intercompany note, which is also considered temporary. Changes in the balance due to foreign currency fluctuations are also recorded in the Company’s Condensed Consolidated Statements of Income within Other (income) expense.
For the three and six months ended June 30, 2008, the Company recorded a gain of approximately $5.0 thousand and a loss of $1.9 million, respectively, related to foreign currency fluctuations within Other (income) expense. For the three and six months ended June 30, 2008, the Company recorded a gain of approximately $1.9 million and a loss of approximately $4.3 million, respectively, in Accumulated other comprehensive loss related to foreign currency fluctuations on the permanent portion of the note.
18. Business and Geographic Information and Major Customers
We manage operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis. We have designated our reportable segments based on how management views our business. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Net sales to external customers:
North American Retail Grocery	$222,880	$138,211	$442,520	$284,799
Food Away From Home	76,641	64,013	147,567	119,204
Industrial and Export	67,848	53,807	137,905	111,012

Total	367,369	256,031	727,992	515,015
Direct operating income:
North American Retail Grocery	25,053	17,727	50,545	36,332
Food Away From Home	8,567	7,330	16,135	13,277
Industrial and Export	6,810	7,199	16,413	13,687

Direct operating income	40,430	32,256	83,093	63,296
Other operating expenses	20,965	13,107	51,554	28,170

Operating income	$19,465	$19,149	$31,539	$35,126

Geographic Information —During the six months ended June 30, 2008, we had revenues to customers outside of the United States representing approximately 14.5% of total consolidated net sales with 14% of these sales going to Canada.
Major Customers — During the six months ended June 30, 2008, Wal-Mart Stores, Inc. accounted for approximately 11.3% of our total consolidated net sales. No other customer accounted for more than 10% of our consolidated net sales.
Product Information — The following table presents the Company’s net sales by major products for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Products:
Pickles	$92,692	$94,296	$172,013	$166,736
Non-dairy powdered creamer	79,832	65,642	167,287	137,456
Soup and infant feeding	66,746	61,279	144,877	147,063
Jams, jellies and other	35,731	—	69,145	—
Salad dressing	48,918	—	87,995	—
Refrigerated	10,284	10,124	20,601	20,150
Aseptic	20,854	21,117	41,750	40,037
Salsa	12,312	3,573	24,324	3,573

Total net sales	$367,369	$256,031	$727,992	$515,015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States, and the largest manufacturer of private label salad dressings in the United States and Canada, based upon total sales volumes. We believe we are also the leading retail supplier of private label pickles, non-dairy powdered creamer and private label soup in the United States, and jams and jellies in Canada. Effective January 1, 2008, we realigned the manner in which the business is managed and now focus on operating results based on channels of distribution, which has resulted in a change to the operating and reportable segments. Previously, we managed our business based on product categories. Our change in operating and reportable segments from product categories to channel based is consistent with management’s long-term growth strategy and was necessary due to the acquisitions that occurred during 2007, adding numerous new products throughout the year. The change in operating and reportable segments will permit the Company to integrate future acquisitions more efficiently and provide our investors with greater comparability to our peer group, as many of them also present results based on channels of distribution.
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
Our current operations consist of the following:
•	Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include pickles, peppers, relishes, salsas, condensed and ready to serve soup, broths, gravies, jams, jellies, salad dressings, sauces, non-dairy powdered creamer, aseptic products, and baby food. Brand names sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley’s®, Peter Piper®, and Steinfeld®. Also sold are brands related to sauces and syrups, Bennet’s®, Hoffman House®, Roddenbery’s Northwoods® and San Antonio Farms®. Infant feeding products are sold under the Nature’s Goodness ® brand, while our non-dairy powdered creamer is sold under our proprietary Cremora® brand. Our refrigerated products are sold under the Mocha Mix®, Second Nature® brand names, and our jams, jellies and other sauces are sold under the E.D. Smith®, Habitant® and Saucemaker® brand names.

•	Our Food Away From Home segment sells pickle products, non-dairy powdered creamers, salsas, aseptic and refrigerated products, and sauces to food service customers, including restaurant chains and food distribution companies, within the United States and Canada.

•	Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers. Export sales are primarily to industrial customers.
Recent Developments
The Company continues to experience increased commodity and input costs in excess of levels previously expected. While these times are challenging, the Company remains diligent in its efforts to manage controllable costs and go to market with fact based selling techniques that permit the Company to increase prices to reflect increased input costs. However, due to the timing of when costs rise versus when prices are increased, the Company may at times be unable to recoup a portion of the increased input costs. Failure to increase prices in a timely manner will result in reduced margins.
On February 13, 2008, the Company announced plans to close its Portland pickle processing plant. Operations in the plant have ceased effective June 6, 2008, with the restructuring plans expected to be completed by the end of the third quarter of 2008. For the six months ended June 30, 2008, the Company recorded approximately $11.4 million of costs, associated with the facility closing. Included in these costs was a fixed asset impairment charge of approximately $5.2 million to reduce the carrying value of the Portland facilities to their net realizable value. Total costs are expected to be approximately $15.0 million, $9.0 million of which is expected to be in cash, net of estimated proceeds from sale of assets.

On February 19, 2008, the Company’s New Hampton facility, which produces a portion of the Company’s non-dairy powdered creamer, was damaged by an early morning fire. The Company has an insurance policy that will cover the costs to repair the facility, replace damaged equipment, and reimburse the Company for costs incurred in excess of those it would normally have incurred, subject to a $0.5 million deductible. While the New Hampton fire has temporarily reduced our manufacturing capacity, the Company has continued to meet our customers’ needs, while providing the same high quality products they have come to expect from the Company.
Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
				(Dollars in thousands)
Net sales	$367,369	100.0%	$256,031	100.0%	$727,992	100.0%	$515,015	100.0%
Cost of sales	298,740	81.3	202,424	79.1	588,974	80.9	409,319	79.5

Gross profit	68,629	18.7	53,607	20.9	139,018	19.1	105,696	20.5
Operating expenses:
Selling and distribution	28,948	7.9	21,483	8.4	57,612	7.9	42,949	8.3
General and administrative	15,760	4.3	12,096	4.7	31,002	4.3	25,622	5.0
Other operating expense (income) net	928	0.2	(365)	(0.1)	11,850	1.6	(311)	(0.1)
Amortization expense	3,528	1.0	1,244	0.5	7,015	1.0	2,310	0.5

Total operating expenses	49,164	13.4	34,458	13.5	107,479	14.8	70,570	13.7

Operating income	$19,465	5.3%	$19,149	7.4%	$31,539	4.3%	$35,126	6.8%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Net Sales — Second quarter net sales increased 43.5% to $367.4 million in 2008, compared to $256.0 million in the second quarter of 2007. Net sales by segment are shown in the following table:

	Net Sales
			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
		(Dollars in thousands)
North American Retail Grocery	$222,880	$138,211	$84,669	61.3%
Food Away From Home	76,641	64,013	12,628	19.7%
Industrial and Export	67,848	53,807	14,041	26.1%

Total	$367,369	$256,031	$111,338	43.5%

The increase in sales is primarily due to the 2007 acquisitions of the E.D. Smith salad dressing, jam, jelly and sauce business (“E.D. Smith”), the San Antonio Farms Mexican sauce business (“San Antonio Farms”) and DeGraffenreid, LLC pickle business (“DeGraffenreid”) as well as price increases taken to offset rising input costs.
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of net sales was 81.3% in the second quarter of 2008 compared to 79.1% in 2007. Price increases taken in 2008, as well as cost reduction initiatives, only partially offset the rising cost of raw materials and packaging. We continue to experience increases in commodity costs in such items as casein, corn syrup, and soybean oil compared to the second quarter of 2007. Increases in raw material costs in the second quarter of 2008 compared to 2007 included a 50% increase in casein, 11% increase in corn syrup and other sweeteners, 50% increase in soybean oil and other oils and a 7% increase in cucumber crop costs. Packaging cost increases include a 13% increase in glass packaging and a 19% increase in plastic containers. The Company does not expect relief from increasing costs in the near term.

Operating Expenses — Our operating expenses were $49.2 million during the second quarter of 2008 compared to $34.5 million in 2007. Selling and distribution expenses increased $7.5 million or 34.7% in the second quarter of 2008 compared to the second quarter of 2007 due to the San Antonio Farms acquisition in May, 2007 and E.D. Smith in October, 2007. General and administrative expenses increased $3.7 million in the second quarter of 2008 compared to 2007, primarily due to the Canadian infrastructure added as a result of the E.D. Smith acquisition in October, 2007. While operating costs increased compared to 2007, total operating costs as a percentage of net sales was consistent with 2007. During the second quarter of 2008 and 2007, operating expenses as a percentage of net sales was 13.4% and 13.5%, respectively, as the continued leveraging of selling and distribution and general and administrative expenses were partially offset by higher amortization expense.
Other operating expense of $0.9 million is related to the closure of the Portland, Oregon pickle plant.
Operating Income — Operating income for the second quarter of 2008 was $19.5 million, an increase of $0.3 million, or 1.7%, from operating income of $19.1 million in the second quarter of 2007. Our operating margin was 5.3% in the second quarter of 2008 compared to 7.4% in the prior year’s quarter, reflecting the higher input costs.
Income Taxes — Income tax expense was recorded at an effective rate of 30.2% in the second quarter of 2008 compared to 38.2% in the prior year’s quarter. The lower effective tax rate in 2008 is due to the favorable intercompany financing structure entered into in conjunction with the E.D. Smith acquisition. (See Note 4)
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 — Results by Segment
North American Retail Grocery —

	Three Months Ended June 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$222,880	100.0%	$138,211	100.0%
Cost of sales	177,240	79.5	105,136	76.1

Gross profit	45,640	20.5	33,075	23.9
Freight out and commissions	14,821	6.7	9,735	7.0
Direct selling and marketing	5,766	2.6	5,613	4.1

Direct operating income	$25,053	11.2%	$17,727	12.8%

Net sales in the North American Retail Grocery segment increased by $84.7 million, or 61.3% in the second quarter of 2008 compared to the second quarter of 2007. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$138,211
Volume	(4,845)	(3.5)%
Acquisitions	82,289	59.6
Pricing	8,547	6.2
Mix/other	(1,322)	(1.0)

2008 Net sales	$222,880	61.3%

The increase in net sales from 2007 to 2008 resulted mainly from the acquisition of San Antonio Farms in the second quarter of 2007 and E.D. Smith in the fourth quarter of 2007. Price increases taken due to rising raw material and packaging costs partially offset lower case sales of baby food, and retail branded pickles. Volume declined due to a previously announced loss of a significant baby food customer and movement away from certain low margin customers.
Cost of sales as a percentage of net sales increased from 76.1% in 2007 to 79.5% in 2008 primarily as a result of increases in raw material and packaging costs which were only partially offset by price increases. We have implemented several cost reduction and pricing initiatives in an attempt to offset these cost increases.
Freight out and commissions paid to independent sales brokers was $14.8 million in the second quarter of 2008 compared to $9.7 million in 2007, an increase of 52.2%, primarily due to the San Antonio Farms and E.D. Smith acquisitions and higher freight costs, due to rising fuel costs.

Food Away From Home —

	Three Months Ended June 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$76,641	100.0%	$64,013	100.0%
Cost of sales	62,799	81.9	52,835	82.5

Gross profit	13,842	18.1	11,178	17.5
Freight out and commissions	3,709	4.9	2,591	4.0
Direct selling and marketing	1,566	2.0	1,257	2.0

Direct operating income	$8,567	11.2%	$7,330	11.5%

Net sales in the Food Away From Home segment increased by $12.6 million, or 19.7%, in the second quarter of 2008 compared to the prior year. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$64,013
Volume	(4,320)	(6.8)%
Acquisitions	10,884	17.0
Pricing	4,408	6.9
Mix/other	1,656	2.6

2008 Net sales	$76,641	19.7%

Sales were up during the second quarter of 2008 compared to 2007 primarily due to the DeGraffenreid and San Antonio Farms acquisitions in May, 2007, the E.D. Smith acquisition in October, 2007 and price increases taken since last year. Volume declined as the Company moved away from certain low margin customers.
Cost of sales as a percentage of net sales decreased from 82.5% in the second quarter of 2007 to 81.9% in 2008, as sales price increases realized in the quarter helped to offset increases in raw material and packaging costs and a favorable mix of higher margin salsa as a result of the San Antonio Farms acquisition.
Freight out and commissions paid to independent sales brokers was $3.7 million in the second quarter of 2008 compared to $2.6 million in 2007, an increase of 43.1%, primarily due to growth in volume resulting from the DeGraffenreid, San Antonio Farms and E.D. Smith acquisitions and higher freight costs, due to rising fuel costs.
Industrial and Export —

	Three Months Ended June 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$67,848	100.0%	$53,807	100.0%
Cost of sales	58,701	86.5	44,453	82.6

Gross profit	9,147	13.5	9,354	17.4
Freight out and commissions	2,155	3.2	1,955	3.6
Direct selling and marketing	182	0.3	200	0.4

Direct operating income	$6,810	10.0%	$7,199	13.4%

Net sales in the Industrial and Export segment increased $14.0 million or 26.1% in the second quarter of 2008 compared to the prior year. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$53,807
Volume	7,382	13.7%
Acquisitions	1,257	2.3
Pricing	12,171	22.7
Mix/other	(6,769)	(12.6)

2008 Net sales	$67,848	26.1%

Price increases have been taken since last year in an effort to offset the significant increases in input costs. Volume increases due to additional co-pack sales also increased sales for the quarter.
Cost of sales as a percentage of net sales increased from 82.6% in the second quarter of 2007 to 86.5% in 2008 reflecting increasing raw material and packaging costs, which were partially offset by pricing increases during the quarter and an increase in lower margin co-pack sales.
Freight out and commissions paid to independent sales brokers was $2.2 million in the second quarter of 2008 compared to $2.0 million in 2007, an increase of 10.2%, primarily due to the 2007 acquisitions and increased freight costs, due to rising fuel costs.
First Six Months of 2008 Compared to First Six Months of 2007
Net Sales — The first six months net sales increased 41.4% to $728.0 million in the first six months of 2008, compared to $515.0 million in the first six months of 2007. Net sales by segment are shown in the following table:

	Net Sales
			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$442,520	$284,799	$157,721	55.4%
Food Away From Home	147,567	119,204	28,363	23.8%
Industrial and Export	137,905	111,012	26,893	24.2%

Total	$727,992	$515,015	$212,977	41.4%

The increase in sales is primarily due to the 2007 acquisitions of E.D. Smith, San Antonio Farms and DeGraffenreid as well as price increases taken to offset rising input costs.
Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of net sales was 80.9% in the first six months of 2008 compared to 79.5% in 2007. Price increases taken in 2008, as well as cost reduction initiatives, only partially offset the rising cost of raw materials and packaging. We continue to experience increases in commodity costs in such items as casein, corn syrup, and soybean oil compared to the first six months of 2007. Increases in raw material costs in the first six months of 2008 compared to 2007 included a 67% increase in casein, 11% increase in corn syrup and other sweeteners, 45% increase in soybean oil and other oils and a 7% increase in cucumber crop costs. Packaging cost increases include a 15% increase in glass packaging and a 20% increase in plastic containers. The Company does not expect relief from increasing costs in the near term.
Operating Expenses — Our operating expenses were $107.5 million during the first six months of 2008 compared to $70.6 million in 2007. Selling and distribution expenses increased $14.7 million or 34.1% in the first six months of 2008 compared to the first six months of 2007 due to the San Antonio Farms acquisition in May, 2007 and E.D. Smith in October, 2007. General and administrative expenses increased $5.4 million in the first six months of 2008 compared to 2007, primarily due to the Canadian infrastructure added as a result of the E.D. Smith acquisition in October, 2007.

Other operating expense of $11.9 million includes $11.4 million related to the closure of the Portland, Oregon pickle plant and $0.5 million related to the unreimbursed expense resulting from the fire at the New Hampton, Iowa facility.
Operating Income — Operating income for the six months of 2008 was $31.5 million, a decrease of $3.6 million, or 10.2%, from operating income of $35.1 million in the first six months of 2007. Our operating margin was 4.3% in the first six months of 2008 compared to 6.8% in the prior year. Excluding the impact of the Portland plant closure, operating margin for the first six months of 2008 would have been 5.9%.
Income Taxes — Income tax expense was recorded at an effective rate of 29.5% in the first six months of 2008 compared to 38.5% in the prior year. The lower effective tax rate in 2008 is due to the favorable intercompany financing structure entered into in conjunction with the E.D. Smith acquisition. (See Note 4)
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 — Results by Segment
North American Retail Grocery

	Six Months Ended June 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$442,520	100.0%	$284,799	100.0%
Cost of sales	351,612	79.5	217,755	76.5

Gross profit	90,908	20.5	67,044	23.5
Freight out and commissions	28,769	6.5	19,444	6.8
Direct selling and marketing	11,594	2.6	11,268	3.9

Direct operating income	$50,545	11.4%	$36,332	12.8%

Net sales in the retail grocery segment increased by $157.7 million, or 55.4% in the first six months of 2008 compared to the first six months of 2007. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$284,799
Volume	(18,434)	(6.5)%
Acquisitions	156,214	54.9
Pricing	18,232	6.4
Mix/other	1,709	0.6

2008 Net sales	$442,520	55.4%

The increase in net sales from 2007 to 2008 resulted mainly from the acquisition of San Antonio Farms in the second quarter of 2007 and E.D. Smith in the fourth quarter of 2007. Price increases taken due to rising raw material and packaging costs partially offset lower case sales of baby food and retail branded pickles. Volume declined due to a previously announced loss of a significant baby food customer and movement away from certain low margin customers.
Cost of sales as a percentage of net sales increased from 76.5% in 2007 to 79.5% in 2008 primarily as a result of increases in raw material and packaging costs which were only partially offset by price increases. We have implemented several cost reduction and pricing initiatives in an attempt to offset these cost increases.
Freight out and commissions paid to independent sales brokers was $28.8 million in the first six months of 2008 compared to $19.4 million in 2007, an increase of 48.0%, primarily due to the San Antonio Farms and E.D. Smith acquisitions and higher freight costs, due to higher fuel costs.

Food Away From Home —

	Six Months Ended June 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$147,567	100.0%	$119,204	100.0%
Cost of sales	120,864	81.9	98,604	82.7

Gross profit	26,703	18.1	20,600	17.3
Freight out and commissions	7,170	4.9	4,840	4.1
Direct selling and marketing	3,398	2.3	2,483	2.1

Direct operating income	$16,135	10.9%	$13,277	11.1%

Net sales in the Food Away From Home segment increased by $28.4 million, or 23.8%, in the first six months of 2008 compared to the prior year. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$119,204
Volume	(6,911)	(5.8)%
Acquisitions	24,318	20.4
Pricing	8,723	7.3
Mix/other	2,233	1.9

2008 Net sales	$147,567	23.8%

Sales were up during the first six months of 2008 compared to 2007 primarily due to the DeGraffenreid and San Antonio Farms acquisitions in May, 2007, the E.D. Smith acquisition in October, 2007 and price increases taken since last year. Volume declined as the Company moved away from certain low margin customers.
Cost of sales as a percentage of net sales decreased from 82.7% in the first six months of 2007 to 81.9% in 2008, as sales price increases realized in the first six months helped to offset increases in raw material and packaging costs and a favorable mix of higher margin salsa as a result of the San Antonio Farms acquisition.
Freight out and commissions paid to independent sales brokers was $7.2 million in the first six months of 2008 compared to $4.8 million in 2007, an increase of 48.1%, primarily due to growth in volume resulting from the DeGraffenreid, San Antonio Farms and E.D. Smith acquisitions and higher freight costs, due to higher fuel costs.
Industrial and Export —

	Six Months Ended June 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$137,905	100.0%	$111,012	100.0%
Cost of sales	116,498	84.5	92,960	83.7

Gross profit	21,407	15.5	18,052	16.3
Freight out and commissions	4,579	3.3	3,974	3.6
Direct selling and marketing	415	0.3	391	0.4

Direct operating income	$16,413	11.9%	$13,687	12.3%

Net sales in the Industrial and Export segment increased $26.9 million or 24.2% in the first six months of 2008 compared to the prior year. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$111,012
Volume	8,297	7.5%
Acquisitions	3,314	3.0
Pricing	22,383	20.1
Mix/other	(7,101)	(6.4)

2008 Net sales	$137,905	24.2%

Price increases have been taken since last year in an effort to offset the significant increases in input costs. The effect of acquisitions and volume increases in the co-pack business made up the balance of the growth in net sales.
Cost of sales as a percentage of net sales increased from 83.7% in the first six months of 2007 to 84.5% in 2008 reflecting increased raw material and packaging costs that were partially offset by price increases.
Freight out and commissions paid to independent sales brokers was $4.6 million in the first six months of 2008 compared to $4.0 million in 2007, an increase of 15.2%, due to the 2007 acquisitions and increased freight costs, due to higher fuel costs.
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
The Company’s cash flow from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows is summarized in the following table:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$55,915	$62,595
Investing activities	$(28,744)	$(108,234)
Financing activities	$(32,597)	$45,287
Net cash provided by operating activities decreased by $6.7 million for the first six months of 2008 compared to 2007. Net income, excluding non-cash items such as write down of impaired assets, depreciation, amortization and stock-based compensation, increased by $8.5 million. However, this was more than offset by an increase in working capital resulting from the Company’s growth from acquisitions.
Net cash used in investing activities was $28.7 million in the first six months of 2008 compared to $108.2 million in the first six months of 2007, a decrease of $79.5 million primarily due to decreased cash outflows for acquisitions offset by an increase in additions to property, plant and equipment. These additions to property, plant and equipment, in 2008, were associated with a boiler project and plant equipment purchases at our Pittsburgh facility, plus multiple projects at our other manufacturing facilities and the purchase of a Company airplane.
Net cash used in financing activities was $32.6 million in the first six months of 2008 compared to cash provided of $45.3 million in 2007, a decrease of $77.9 million mainly due to proceeds from the issuance of debt in 2007 needed for the acquisition of businesses. The Company repaid approximately $32.9 million of debt, which includes $5.5 million for the termination of a capital lease, in the first six months of 2008, net of borrowings, compared to $53.1 million in 2007.

Debt Obligations
At June 30, 2008, we had $484.5 million in borrowings under our revolving credit facility, senior notes of $100 million and $3.9 million of tax increment financing and other obligations. In addition, at June 30, 2008, there were $6.2 million in letters of credit under the revolver that were issued but undrawn.
Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of pickle and fruit production, driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarter, respectively. Our long-term financing needs will depend largely on potential acquisition activity. Our revolving credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy.
Our revolving credit facility provides for an aggregate commitment of $600 million of which $109.3 million was available at June 30, 2008. Interest rates are tied to variable market rates which averaged 3.53% on debt outstanding as of June 30, 2008. We are in compliance with the applicable covenants as of June 30, 2008.
On September 22, 2006, we completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly owned subsidiary of the Company. We are in compliance with the applicable covenants as of June 30, 2008.
See Note 9 to our Condensed Consolidated Financial Statements.
Other Commitments and Contingencies
We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course of litigation, investigations and tax audits:
•	certain lease obligations, and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.
See Note 15 to our Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for more information about our commitments and contingent obligations.
Future Capital Requirements
We expect capital spending programs to increase in 2008 as a result of including a full twelve months of the acquisitions in 2007. Capital spending in 2008 is focused on plant efficiencies and upgrades to our Pittsburgh plant’s water and power systems, additional building and production lines at our North East, Pennsylvania facility, productivity improvements and routine equipment upgrades or replacements at our plants, which currently number 18 across the United States and Canada.
In 2008, we expect cash interest to be approximately $30.0 million based on anticipated debt levels and cash taxes are expected to be approximately $11.8 million.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.
Critical Accounting Policies
A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to our critical accounting policies in the six months ended June 30, 2008.

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
In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; our level of indebtedness; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, as well as in our Current Reports on Form 8-K.
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
We do not utilize financial instruments for trading purposes or hold any derivative financial instruments as of June 30, 2008, which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance under our revolving credit facility, as of June 30, 2008, each 1% rise in our interest rate would increase our interest expense by approximately $4.8 million annually.

Input Costs
The costs of raw materials, as well as packaging materials and fuel, have increased substantially in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2007, and continued at these high levels in the first six months of 2008, including processed vegetables and meat, soybean oil, casein, sweeteners, cheese and packaging materials. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, are currently at very high levels. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.
New for the Company in 2008 is the exposure to raw material price fluctuations for items used in our jams, jellies and other products, which were obtained through the purchase of E.D. Smith in October 2007. Incremental raw materials used in these products include fresh and processed fruits and berries. The majority of the remaining raw materials used by E.D. Smith are currently used by the Company, but now at higher volumes. The price of fruits and berries are subject to many variables, including global supply, which is impacted by weather and disease and can significantly impact available supplies and costs.
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
Changes in the prices of our products may lag behind changes in the costs of our raw materials and packaging. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw material, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging and fuel costs, our operating profits and margins could be materially adversely affected.

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
E.D. Smith is a manufacturer of private label salad dressings, jams, jellies and pie fillings and other private label products in Canada. The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the six months ended June 30, 2008, the Company recognized a foreign currency exchange loss of approximately $8.5 million, of which $6.6 million was recorded as a component of Accumulated other comprehensive loss and $1.9 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.
The Company, through its wholly owned consolidated subsidiary, E.D. Smith, enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. These contracts do not qualify for hedge accounting. The Company records the fair value of these contracts on the Condensed Consolidated Balance Sheets and has recorded the change in fair value through the Condensed Consolidated Statements of Income, within the Other (income) expense line. For the six months ended June 30, 2008, the Company recorded a gain on these contracts totaling approximately $0.5 million. The remaining foreign currency contracts expire during 2008.
Item 4. Controls and Procedures
Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, these disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2008 and 2007 and of cash flows for the six month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
/s/ Deloitte & Touche LLP
Chicago, Illinois
August 6, 2008

Part II — Other Information
Item 1. Legal Proceedings
We are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, annual results of operations or cash flows.
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
None.
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

August 7, 2008