Form 10-Q
period 2008-09-30
TreeHouse Foods, Inc.
filed 2008-11-05
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008.
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
Yes ☐      No ☑

There were 31,533,853 shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2008.

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,874	$9,230
Receivables, net	92,594	76,951
Inventories	288,287	297,692
Deferred income taxes	3,115	2,790
Prepaid expenses and other current assets	14,345	7,068
Assets held for sale	4,081	—
Net assets of discontinued operations	425	544
Total current assets	404,721	394,275
Property, plant and equipment, net	266,423	265,007
Goodwill	583,264	590,791
Deferred income taxes	—	3,504
Identifiable intangible and other assets, net	185,347	202,381
Total assets	$1,439,755	$1,455,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$176,064	$144,090
Current portion of long-term debt	370	677
Total current liabilities	176,434	144,767
Long-term debt	551,474	620,452
Deferred income taxes	31,000	27,517
Other long-term liabilities	29,307	33,913
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, none issued
Common stock, par value $0.01 per share, 40,000,000 shares authorized, 31,463,853 and 31,204,305 shares issued and outstanding, respectively	315	312
Additional paid-in capital	564,122	550,370
Retained earnings	107,099	85,724
Accumulated other comprehensive loss	(19,996)	(7,097)
Total stockholders’ equity	651,540	629,309
Total liabilities and stockholders’ equity	$1,439,755	$1,455,958

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net sales	$374,576	$271,951	$1,102,568	$786,966
Cost of sales	301,416	213,219	890,390	622,538
Gross profit	73,160	58,732	212,178	164,428
Operating expenses:
Selling and distribution	29,060	21,459	86,672	64,408
General and administrative	15,959	13,716	46,961	39,338
Other operating expense (income), net	722	2	12,572	(309)
Amortization expense	3,331	1,616	10,346	3,926
Total operating expenses	49,072	36,793	156,551	107,363
Operating income	24,088	21,939	55,627	57,065
Other (income) expense:
Interest expense	6,493	4,998	21,785	12,850
Interest income	—	(7)	(107)	(58)
Loss on foreign currency exchange	1,869	—	3,724	—
Other income, net	(87)	—	(268)	—
Total other expense	8,275	4,991	25,134	12,792
Income from continuing operations, before income taxes	15,813	16,948	30,493	44,273
Income taxes	4,733	6,380	9,060	16,899
Income from continuing operations	11,080	10,568	21,433	27,374
Loss from discontinued operations, net of tax	—	—	—	30
Net income	$11,080	$10,568	$21,433	$27,344

Weighted average common shares:
Basic	31,397	31,202	31,281	31,202
Diluted	31,514	31,290	31,399	31,305
Basic earnings per common share:
Income from continuing operations	$.35	$.34	$.69	$.88
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$.35	$.34	$.69	$.88
Diluted earnings per common share:		—		—
Income from continuing operations	$.35	$.34	$.68	$.87
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$.35	$.34	$.68	$.87

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$21,433	$27,344
Loss from discontinued operations	—	30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,160	20,366
Amortization	10,346	3,926
Gain on derivative	(62)	—
Loss on foreign currency exchange	3,107	—
Stock-based compensation	8,795	10,221
Write down of impaired assets	5,173	—
Gain on disposition of assets	(652)	(448)
Deferred income taxes	7,165	5,478
Interest rate swap amortization	120	121
Excess tax benefits from share-based payment arrangements	(325)	—
Other	335	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(16,630)	(3,643)
Inventories	6,535	(46,287)
Prepaid expenses and other current assets	(6,358)	815
Accounts payable, accrued expenses and other current liabilities	28,550	22,139
Net cash provided by continuing operations	92,692	40,062
Net cash used in discontinued operations	—	(30)
Net cash provided by operating activities	92,692	40,032
Cash flows from investing activities:
Additions to property, plant and equipment	(40,799)	(14,344)
Insurance proceeds	4,800	—
Acquisitions of businesses	(251)	(100,102)
Acquisition of equity investment	—	(4,471)
Proceeds from sale of fixed assets	1,659	1,376
Net cash used in continuing operations	(34,591)	(117,541)
Net cash provided by discontinued operations	—	467
Net cash used in investing activities	(34,591)	(117,074)
Cash flows from financing activities:
Proceeds from issuance of debt	—	100,132
Net repayment of debt	(69,460)	(22,865)
Payment of deferred financing debt	—	(225)
Proceeds from stock option exercises	3,965	—
Excess tax benefits from share-based payment arrangements	325	—
Net cash provided (used in) financing activities	(65,170)	77,042
Effect of exchange rate changes on cash and cash equivalents	(287)	—
Net (decrease) increase in cash and cash equivalents	(7,356)	—
Cash and cash equivalents, beginning of period	9,230	6
Cash and cash equivalents, end of period	$1,874	$6

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 As of and for the nine months ended September 30, 2008
 (Unaudited)

1. General

TreeHouse is a food manufacturer servicing primarily the retail grocery and foodservice channels.  Its products include non-dairy powdered coffee creamer; canned soup, salad dressings and sauces; salsa and Mexican sauces; jams and pie fillings under the E.D. Smith brand name; pickles and related products; infant feeding products; and other food products including aseptic sauces, refrigerated salad dressings, and liquid non-dairy creamer.  TreeHouse believes it is the largest manufacturer of pickles and non-dairy powdered creamer in the United States and the largest manufacturer of private label salad dressings in the United States and Canada based on sales volume.

Effective January 1, 2008, we realigned the manner in which the business is managed and now focus on operating results based on channels of distribution, which has resulted in a change to the operating and reportable segments.  Previously, we managed our business based on product categories.  Our change in operating and reportable segments from product categories to channel based is consistent with management’s long-term growth strategy and was necessary due to the acquisitions that occurred during 2007.  Our new reportable segments are North American Retail Grocery, Food Away From Home, and Industrial and Export.  Accordingly, prior year segment data has been restated to reflect the new segment structure.

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

In December 2007, FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB 51.  The provisions of SFAS 160 outline the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier application is prohibited.  SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  We are currently assessing the impact SFAS 160 will have on our financial statements.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007.  The adoption of FIN 48 did not have a material effect on the financial position or results of operations of the Company.

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate.  As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided.  For the three and nine months ended September 30, 2008, the Company recognized a tax benefit of approximately $1.4 million and $4.2 million, respectively, related to this item.

5. Other Operating Expense

The Company incurred Other operating expense of $0.7 million and $12.6 million for the three and nine months ended September 30, 2008, respectively.  For the nine months ended September 30, 2008, this expense consisted of $12.1 million relating to the closing of our pickle plant located in Portland, Oregon (See Note 6) and $0.5 million relating to a fire at our non-dairy powdered creamer facility located in New Hampton, Iowa.

6. Facility Closing

On February 13, 2008, the Company announced plans to close its pickle plant in Portland, Oregon.  The Portland plant was the Company’s highest cost and least utilized pickle facility.  Operations in the plant ceased during the second quarter of 2008.  Costs associated with the plant closure are estimated to be approximately $14.0 million, of which $8.0 million is expected to be in cash, net of estimated proceeds from the sale of assets.

The principal components of the plans include workforce reductions (approximately $0.9 million) as a result of the facility closing and reorganization; shutdown costs (approximately $2.7 million), including those costs that are necessary to clean and prepare the facility for closure; contract termination costs (approximately $4.8 million); and fixed asset impairment charges of $5.2 million.

During the nine months ended September 30, 2008, the Company recorded $12.1 million of costs, (included in Other operating expense in our Condensed Consolidated Statements of Income), related to the closure of the Portland plant, which included a fixed asset impairment charge of $5.2 million to reduce the carrying value of the Portland facility to its net realizable value, $6.0 million for contract terminations and other costs, as well as $0.9 million for severance.  The following is a summary of the liabilities recorded by the Company as of and during the nine months ended September 30, 2008:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			September 30,
	2007	Accruals	Payments	2008
	(In thousands)
Contract terminations	$—	$3,092	$(3,092)	$—
Work force reductions	—	869	(800)	69
Capital lease and service contract buyout	5,681	1,694	(7,375)	—
Total	$5,681	$5,655	$(11,267)	$69

We expect the closure plan for the facility to be completed by the end of 2008.

7. Inventories

	September 30,	December 31,
	2008	2007
	(In thousands)
Finished goods	$206,312	$222,452
Raw materials and supplies	99,663	89,328
LIFO reserve	(17,688)	(14,088)
Total	$288,287	$297,692

Approximately $103.0 million and $92.4 million of our inventory was accounted for under the LIFO method of accounting at September 30, 2008 and December 31, 2007, respectively.

8. Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2007	$370,688	$86,521	$133,582	$590,791
Purchase price adjustment	497	68	—	565
Currency exchange adjustment	(7,347)	(745)	—	(8,092)
Balance at September 30, 2008	$363,838	$85,844	$133,582	$583,264

The Company finalized its purchase price allocation related to the E.D. Smith acquisition as of October 15, 2008 resulting in minor changes to goodwill for the period October 1, 2008 through October 15, 2008.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$42,824	$—	$42,824	$44,367	$—	$44,367
Intangible assets with finite lives:
Customer-related	148,825	(22,148)	126,677	152,812	(13,607)	139,205
Non-compete agreement	2,646	(1,263)	1,383	2,646	(708)	1,938
Trademarks	8,500	(1,281)	7,219	8,500	(970)	7,530
Formulas/recipes	1,776	(340)	1,436	1,849	(87)	1,762
Total	$204,571	$(25,032)	$179,539	$210,174	$(15,372)	$194,802

Amortization expense on intangible assets for the three months ended September 30, 2008 and 2007 was $3.3 million and $1.6 million, respectively, and $10.3 million and $3.9 million for the nine months ended September 30, 2008 and 2007, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2009	$ 13.3 million
2010	$ 12.9 million
2011	$ 11.0 million
2012	$ 10.7 million
2013	$ 10.4 million

9. Long-Term Debt

	September 30,	December 31,
	2008	2007
	(In thousands)
Revolving credit facility	$448,000	$511,500
Senior notes	100,000	100,000
Tax increment financing and other	3,844	9,629
	551,844	621,129
Less current portion	(370)	(677)
Total	$551,474	$620,452

Revolving Credit Facility — On August 30, 2007, the Company entered into Amendment No. 2 to our unsecured revolving Credit Agreement, as amended (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions.  Among other things, Amendment No. 2 reduces the available liquidity requirement with respect to permitted acquisitions and reduces the required consolidated interest coverage ratio at the end of each fiscal quarter.  The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million.  The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $8.6 million in letters of credit have been issued but undrawn.  Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing.  The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio.  We are in compliance with all applicable covenants as of September 30, 2008.  We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate.  The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans, or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans.  The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.295% to 0.90%.  In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on all commitments under the credit facility.  Our average interest rate on debt outstanding under our Credit Agreement at September 30, 2008 was 4.05%.

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

The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets.  The Note Purchase Agreement also requires the Company to maintain certain financial ratios.  We are in compliance with the applicable covenants as of September 30, 2008.

Swap Agreements — The Company entered into a $200 million long term interest rate swap agreement with a forward starting effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base.  Under the terms of agreement, $200 million in floating rate debt will be swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement, this will result in an all in borrowing cost on the swapped principal being no more than 3.8% during the life of the swap agreement.

In July 2006, we entered into a forward interest rate swap transaction for a notional amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes.  The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million.  The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets.  The total loss will be reclassified ratably to our Condensed Consolidated Statements of Income as an increase to Interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes.  In the nine months ended September 30, 2008, $0.2 million of the loss was taken into interest expense.  We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2008.

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities.  The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business.  The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019.  As of September 30, 2008, $2.9 million remains outstanding.

10. Earnings Per Share

In accordance with SFAS 128 Earnings Per Share, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period.  The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to outstanding options and restricted stock.  Certain restricted stock units and restricted stock awards outstanding are subject to market conditions for vesting, which were not met as of September 30, 2008 or 2007, so these awards are excluded from the diluted earnings per share calculation.  During the second quarter of 2008, the Company issued performance unit awards that contain both service and performance criteria.  As of September 30, 2008, none of the criteria were met and these awards were excluded from the diluted earnings per share calculation.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	31,396,886	31,202,473	31,281,338	31,202,473
Assumed exercise of stock options (1)	116,854	87,639	117,446	102,504
Weighted average diluted common shares outstanding	31,513,740	31,290,112	31,398,784	31,304,977

(1)
The assumed exercise of stock options excludes 2,225,111 options outstanding, which were anti-dilutive for the three and nine months ended September 30, 2008, and 2,117,973 options outstanding, which were anti-dilutive for the three and nine months ended September 30, 2007.

11. Stock-Based Compensation

For the quarter beginning July 1, 2005, we adopted the requirements of SFAS 123(R), Share Based Payments.  The Company elected to use the modified prospective application of SFAS 123(R) for awards issued prior to July 1, 2005.  Income from continuing operations before income taxes, for the three and nine month periods ended September 30, 2008 and 2007 includes share-based compensation expense of $3.4 million, $8.8 million, $3.4 million and $10.2 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.3 million and $3.5 million for the three and nine month periods ended September 30, 2008, and $1.3 million and $3.9 million for the three and nine month periods ended September 30, 2007, respectively.

During the second quarter of 2008, the Company issued its annual equity compensation awards that consisted of stock options, restricted stock, restricted stock units and performance units.  In previous years, the Company issued stock options to all eligible employees on an annual basis.  The Company changed its equity compensation methodology and now awards eligible employees stock options, restricted stock or restricted stock units, or a combination of the awards.  Performance units were also issued to certain senior management employees, the vesting of which is contingent upon service and performance criteria.  These awards are more fully described below.  Restricted stock and restricted stock unit awards previously granted are fully described in the Company’s annual report on Form 10-K filed on February 28, 2008.

The following table summarizes stock option activity during the nine months ended September 30, 2008.  Options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date.  Options expire 10 years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value

Outstanding, December 31, 2007	2,100,878	457,300	$26.26	7.6	$2,971,492
Granted	440,900	4,800	$24.03
Forfeited	(37,650)	(14,299)	$26.98
Exercised	(18,526)	(241,022)	$15.28
Outstanding, September 30, 2008	2,485,602	206,779	$26.94	7.6	$7,473,640
Vested/expected to vest, at September 30, 2008	2,420,854	203,372	$26.99	7.6	$7,160,256
Exercisable, September 30, 2008	1,635,931	170,107	$27.97	6.9	$3,145,451

Compensation cost related to unvested options totaled $7.3 million at September 30, 2008 and will be recognized over the remaining vesting period of the grants, which averages 2 years.  The average grant date fair value of the options granted in the nine months ended September 30, 2008 was $8.09.  The Company uses the Black-Scholes option pricing model to value its stock option awards.  The assumptions used to calculate the fair value of the stock option awards for the Company’s annual grant in 2008 include the following: expected volatility of 26.37%, expected term of 6 years, risk-free rate of 3.53% and no dividends.  The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2008 was approximately $2.9 million.

In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards.  These awards are granted under our long-term incentive plan.  Restricted stock and restricted stock unit awards granted during the nine months ended September 30, 2008 vest based on the passage of time.  These awards generally vest one-third on each anniversary of the grant date.  A description of the restricted stock and restricted stock unit awards previously granted is presented in the Company’s annual report on Form 10-K filed on February 28, 2008.  The following table summarizes the restricted stock and restricted stock unit activity during the nine months ended September 30, 2008:

		Weighted		Weighted
		Average	Restricted	Average
	Restricted	Grant Date	Stock	Grant Date
	Stock	Fair Value	Units	Fair Value

Unvested, at December 31, 2007	626,622	$24.26	584,339	$25.31
Granted	806,500	$24.06	14,300	$24.06
Vested	—	—	—	—
Forfeited	(900)	$24.06	—	—
Unvested, at September 30, 2008	1,432,222	$24.14	598,639	$25.28

Future compensation cost related to restricted stock and restricted stock units is approximately $18.1 million as of September 30, 2008, and will be recognized on a weighted average basis, over the next 2.6 years.  The grant date fair value of the awards granted in 2008 was equal to the Company’s closing stock price on the grant date.

Performance unit awards were granted to certain members of senior management.  These awards contain service and performance conditions.  For each performance period (July 1, 2008 through December 31, 2008, calendar 2009 and calendar 2010), one third of the units will accrue multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures.  Additionally, for the cumulative performance period (July 1, 2008 through December 31, 2010), a number of units will accrue equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued.  Accrued units will be converted to stock or cash, at the discretion of the compensation committee on the third anniversary of the grant date.  The Company intends to settle these awards in stock and has the shares available to do so.  The following table summarizes the performance unit activity during the nine months ended September 30, 2008:

Weighted
Average
	Performance	Grant Date
	Units	Fair Value

Unvested, at December 31, 2007	—	—
Granted	72,900	$24.06
Vested	—	—
Forfeited	—	—
Unvested, at September 30, 2008	72,900	$24.06

Future compensation cost related to the performance units is estimated to be approximately $1.6 million as of September 30, 2008, and is expected to be recognized over the next 2.8 years.  The grant date fair value of the awards granted in 2008 was equal to the Company’s closing stock price on the grant date.

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

Components of net periodic pension expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$430	$434	$1,290	$1,302
Interest cost	430	403	1,290	1,206
Expected return on plan assets	(358)	(338)	(1,074)	(1,014)
Amortization of prior service costs	120	116	360	348
Effect of settlements	75	—	225	—
Net periodic pension cost	$697	$615	$2,091	$1,842

We have contributed $7.3 million to the pension plans in the first nine months of 2008.  No additional contributions are required for 2008.

Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$59	$101	$177	$303
Interest cost	58	68	174	204
Amortization of prior service cost	(18)	—	(54)	—
Amortization of unrecognized net loss	6	20	18	60
Net periodic postretirement cost	$105	$189	$315	$567

We expect to contribute $0.1 million to the postretirement health plans during 2008.

13. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$11,080	$10,568	$21,433	$27,344
Foreign currency translation adjustment	(6,647)	—	(13,230)	—
Amortization of pension and postretirement
prior service costs and net gain, net of tax	67	83	201	250
Amortization of swap loss, net of tax	40	40	120	121
Other	10	—	10	—
Comprehensive income	$4,550	$10,691	$8,534	$27,715

We expect to amortize $0.3 million of prior service costs and net gain, net of tax and $0.2 million of swap loss, net of tax from other comprehensive income into earnings during 2008.

14. Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.  In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  The adoption of the provisions that were not deferred relating to SFAS No. 157 did not have a material impact on our fair value measurements.

Financial instruments held by the Company that are subject to SFAS No. 157 include foreign currency contracts held by our Canadian subsidiary, E.D. Smith.  These contracts expire during 2008 and are in a liability position.  The fair value of the liability at September 30, 2008 is approximately $0.1 million, which represents the amount the Company would be required to pay to exit these contracts.  The fair value is based on Level 2 inputs as of September 30, 2008.  Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value.  Accounts payable and the Company’s variable rate debt (revolving credit facility) are financial liabilities with carrying values that approximate fair value.  As of September 30, 2008, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $100.5 million.

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

16. Supplemental Cash Flow Information

Cash payments for interest were $23.4 million and $11.6 million for the nine months ended September 30, 2008 and 2007, respectively.  Cash payments for income taxes were $10.0 million and $8.2 million for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, the Company had accrued property, plant and equipment of approximately $2.3 million.

17. Foreign Currency

The Company, through its wholly owned consolidated subsidiary, E.D. Smith, enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  These contracts do not qualify for hedge accounting.  The Company records the fair value of these contracts on the Condensed Consolidated Balance Sheets and has recorded the change in fair value through the Condensed Consolidated Statements of Income, within Other (income) expense.  For the three and nine months ended September 30, 2008, the Company recorded a loss on these contracts totaling approximately $12 thousand and a gain of $32 thousand, respectively.

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

For the three and nine months ended September 30, 2008, the Company recorded a loss of $1.9 million and $3.7 million, respectively, related to foreign currency fluctuations within Other (income) expense.  For the three and nine months ended September 30, 2008, the Company recorded a loss of approximately $4.0 million and $8.2 million, respectively, in Accumulated other comprehensive loss related to foreign currency fluctuations on the permanent portion of the note.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$221,814	$145,936	$664,334	$430,735
Food Away From Home	77,189	65,736	224,756	184,940
Industrial and Export	75,573	60,279	213,478	171,291
Total	374,576	271,951	1,102,568	786,966
Direct operating income:
North American Retail Grocery	28,713	21,088	79,258	57,420
Food Away From Home	8,200	7,647	24,335	20,924
Industrial and Export	8,189	8,499	24,602	22,186
Direct operating income	45,102	37,234	128,195	100,530
Other operating expenses	21,014	15,295	72,568	43,465
Operating income	$24,088	$21,939	$55,627	$57,065

Geographic Information —During the nine months ended September 30, 2008, we had revenues to customers outside of the United States representing approximately 14.6% of total consolidated net sales with 13.8% going to Canada.

Major Customers — For the nine months ended September 30, 2008, Wal-Mart Stores, Inc. accounted for approximately 14.7% of our total consolidated net sales.  No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Products:
Pickles	$79,305	$81,375	$251,329	$248,111
Non-dairy powdered creamer	84,249	70,019	251,536	207,475
Soup and infant feeding	87,740	79,960	232,616	227,023
Jams and other	45,109	—	114,254	—
Salad dressing	33,103	—	121,087	—
Refrigerated	9,847	9,838	30,448	29,988
Aseptic	21,393	19,506	63,144	59,543
Salsa	13,830	11,253	38,154	14,826
Total net sales	$374,576	$271,951	$1,102,568	$786,966

19. Subsequent Event

On November 3, 2008, the Company announced plans to close its salad dressings manufacturing plant in Cambridge, Ontario.  Production will be moved to the Company’s existing manufacturing facilities in Canada and the United States.  The closure will result in the Company’s production capabilities being more aligned with the needs of our customers.  The Company intends to cease all operations by July 2009.  The closure costs were included as costs of the acquisition of E.D. Smith and are not expected to impact earnings.  As of September 30, 2008, the Company has accrued approximately $2.2 million for the closure, the components of which include $1.4 million for severance and $0.8 million for closing and other costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States, and the largest manufacturer of private label salad dressings in the United States and Canada, based upon total sales volumes.  We believe we are also the leading retail private label supplier of pickles, non-dairy powdered creamer and soup in the United States, and jams in Canada.  Effective January 1, 2008, we realigned the manner in which the business is managed and now focus on operating results based on channels of distribution, which has resulted in a change to the operating and reportable segments.  Previously, we managed our business based on product categories.  Our change in operating and reportable segments from product categories to channel based is consistent with management’s long-term growth strategy and was necessary due to the acquisitions that occurred during 2007.  The change in operating and reportable segments will permit the Company to integrate future acquisitions more efficiently and provide our investors with greater comparability to our peer group, as many of them also present results based on channels of distribution.

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

Our current operations consist of the following:

•
Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada.  These products include pickles, peppers, relishes, salsas, condensed and ready to serve soup, broths, gravies, jams, salad dressings, sauces, non-dairy powdered creamer, aseptic products, and baby food.  Brand names sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley’s®, Peter Piper®, and Steinfeld®.  Also sold are brands related to sauces and syrups, Bennet’s®, Hoffman House®, Roddenbery’s Northwoods® and San Antonio Farms®.  Infant feeding products are sold under the Nature’s Goodness ® brand, while our non-dairy powdered creamer is sold under our proprietary Cremora® brand.  Our refrigerated products are sold under the Mocha Mix®, Second Nature® brand names, and our jams and other sauces are sold under the E.D. Smith®, Habitant® and Saucemaker® brand names.

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

Recent Developments

On November 3, 2008, the Company announced plans to close its salad dressings manufacturing plant in Cambridge, Ontario.  Production will be moved to the Company’s existing manufacturing facilities in Canada and the United States.  The closure will result in the Company’s production capabilities being more aligned with the needs of our customers.  The Company intends to cease all operations by July 2009.  The closure costs were included as costs of the acquisition of E.D. Smith and are not expected to impact earnings.  As of September 30, 2008, the Company has accrued approximately $2.2 million for the closure, the components of which include $1.4 million for severance and $0.8 million for closing and other costs.

The Company continues to experience increased commodity and input costs in excess of expectations and prior year levels.  While the commodities market has declined from recent highs, the Company fixed the majority of its 2008 input costs earlier this year and will not participate in these savings during the remainder 2008.  While these times have been challenging, the Company remains diligent in its efforts to manage controllable costs.  Customer pricing is contingent upon the timing of when and how input costs fluctuate versus when prices are determined.

On February 13, 2008, the Company announced plans to close its Portland pickle processing plant.  Operations in the plant have ceased effective June 6, 2008, with the closure plans expected to be completed by the end of 2008.  For the nine months ended September 30, 2008, the Company recorded approximately $12.1 million of costs, associated with the facility closing.  Included in these costs was a fixed asset impairment charge of approximately $5.2 million to reduce the carrying value of the Portland facilities to their net realizable value.  Total costs are expected to be approximately $14.0 million, $8.0 million of which is expected to be in cash, net of estimated proceeds from the sale of assets.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$374,576	100.0%	$271,951	100.0%	$1,102,568	100.0%	$786,966	100.0%
Cost of sales	301,416	80.5	213,219	78.4	890,390	80.8	622,538	79.1
Gross profit	73,160	19.5	58,732	21.6	212,178	19.2	164,428	20.9
Operating expenses:
Selling and distribution	29,060	7.7	21,459	7.9	86,672	7.9	64,408	8.1
General and administrative	15,959	4.3	13,716	5.0	46,961	4.3	39,338	5.0
Other operating expense (income), net	722	0.2	2	—	12,572	1.1	(309)	—
Amortization expense	3,331	0.9	1,616	0.6	10,346	0.9	3,926	0.5
Total operating expenses	49,072	13.1	36,793	13.5	156,551	14.2	107,363	13.6
Operating income	$24,088	6.4%	$21,939	8.1%	$55,627	5.0%	$57,065	7.3%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Sales — Third quarter net sales increased 37.7% to $374.6 million in 2008, compared to $272.0 million in the third quarter of 2007.  Net sales by segment are shown in the following table:

	Net Sales
			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$221,814	$145,936	$75,878	52.0%
Food Away From Home	77,189	65,736	11,453	17.4%
Industrial and Export	75,573	60,279	15,294	25.4%
Total	$374,576	$271,951	$102,625	37.7%

The increase in sales is due to the 2007 acquisition of the E.D. Smith salad dressing, jam and sauce business (“E.D. Smith”) as well as price increases taken to offset rising input costs.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers.  Cost of sales as a percentage of net sales was 80.5% in the third quarter of 2008 compared to 78.4% in 2007.  Price increases taken in 2008, as well as cost reduction initiatives, only partially offset the rising cost of raw materials and packaging.  We continue to experience increases in commodity costs in such items as casein, corn syrup, and soybean oil compared to the third quarter of 2007.  Increases in raw material costs in the third quarter of 2008 compared to 2007 included a 42% increase in casein, 10% increase in corn syrup and other sweeteners, 35% increase in soybean oil and other oils and a 7% increase in cucumber crop costs.  Packaging cost increases include a 11% increase in glass packaging and a 22% increase in plastic containers.

Operating Expenses — Our operating expenses were $49.1 million during the third quarter of 2008 compared to $36.8 million in 2007.  Selling and distribution expenses increased $7.6 million or 35.4% in the third quarter of 2008 compared to the third quarter of 2007 due to the San Antonio Farms acquisition in May, 2007 and E.D. Smith in October, 2007.  General and administrative expenses increased $2.2 million in the third quarter of 2008 compared to 2007, primarily due to the Canadian infrastructure added as a result of the E.D. Smith acquisition in October, 2007.  While operating costs increased compared to 2007, total operating costs as a percentage of net sales was consistent with 2007.  During the third quarter of 2008 and 2007, operating expenses as a percentage of net sales was 13.1% and 13.5%, respectively, as the continued leveraging of selling and distribution and general and administrative expenses were partially offset by higher amortization expense.

Other operating expense of $0.7 million is related to the closure of the Portland, Oregon pickle plant.

Operating Income — Operating income for the third quarter of 2008 was $24.1 million, an increase of $2.1 million, or 9.8%, from operating income of $21.9 million in the third quarter of 2007.  Our operating margin was 6.4% in the third quarter of 2008 compared to 8.1% in the prior year’s quarter, reflecting the higher input costs.

Income Taxes — Income tax expense was recorded at an effective rate of 29.9% in the third quarter of 2008 compared to 37.6% in the prior year’s quarter.  The lower effective tax rate in 2008 is due to the favorable intercompany financing structure entered into in conjunction with the E.D. Smith acquisition.  (See Note 4)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 — Results by Segment

North American Retail Grocery —

	Three Months Ended September 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$221,814	100.0%	$145,936	100.0%
Cost of sales	172,309	77.7	109,212	74.8
Gross profit	49,505	22.3	36,724	25.2
Freight out and commissions	14,677	6.6	9,986	6.8
Direct selling and marketing	6,115	2.8	5,650	3.9
Direct operating income	$28,713	12.9%	$21,088	14.5%

Net sales in the North American Retail Grocery segment increased by $75.9 million, or 52.0% in the third quarter of 2008 compared to the third quarter of 2007.  The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$145,936
Volume	(4,981)	(3.4)%
Acquisitions	71,146	48.7
Pricing	10,898	7.5
Mix/other	(1,185)	(0.8)
2008 Net sales	$221,814	52.0%

The increase in net sales from 2007 to 2008 resulted mainly from the acquisition of E.D. Smith in the fourth quarter of 2007.  Price increases taken due to rising raw material and packaging costs partially offset lower case sales of baby food, and retail branded pickles.  Volume declined due to a previously announced loss of a significant baby food customer and movement away from certain low margin customers.

Cost of sales as a percentage of net sales increased from 74.8% in 2007 to 77.7% in 2008 primarily as a result of increases in raw material and packaging costs which were only partially offset by price increases.  We have implemented several cost reduction and pricing initiatives in an attempt to offset these cost increases.

Freight out and commissions paid to independent sales brokers was $14.7 million in the third quarter of 2008 compared to $10.0 million in 2007, an increase of 47.0%, primarily due to the E.D. Smith acquisition and higher freight costs, due to rising fuel costs.

Food Away From Home —

	Three Months Ended September 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$77,189	100.0%	$65,736	100.0%
Cost of sales	64,050	83.0	54,103	82.3
Gross profit	13,139	17.0	11,633	17.7
Freight out and commissions	3,469	4.5	2,763	4.2
Direct selling and marketing	1,470	1.9	1,223	1.9
Direct operating income	$8,200	10.6%	$7,647	11.6%

Net sales in the Food Away From Home segment increased by $11.5 million, or 17.4%, in the third quarter of 2008 compared to the prior year.  The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$65,736
Volume	(3,068)	(4.7)%
Acquisitions	7,149	10.9
Pricing	4,589	7.0
Mix/other	2,783	4.2
2008 Net sales	$77,189	17.4%

Sales increased during the third quarter of 2008 compared to 2007 primarily due to the E.D. Smith acquisition in October, 2007 and price increases taken since last year.  Volume declined as the Company moved away from certain low margin customers.

Cost of sales as a percentage of net sales increased slightly from 82.3% in the third quarter of 2007 to 83.0% in 2008, as sales price increases realized in the quarter helped to partially offset increases in raw material and packaging costs and a favorable mix of higher margin salsa.

Freight out and commissions paid to independent sales brokers was $3.5 million in the third quarter of 2008 compared to $2.8 million in 2007, an increase of 25.6%, primarily due to growth in volume resulting from the E.D. Smith acquisition and higher freight costs, due to rising fuel costs.

Industrial and Export —

	Three Months Ended September 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$75,573	100.0%	$60,279	100.0%
Cost of sales	65,057	86.1	49,904	82.8
Gross profit	10,516	13.9	10,375	17.2
Freight out and commissions	2,087	2.8	1,709	2.8
Direct selling and marketing	240	0.3	167	0.3
Direct operating income	$8,189	10.8%	$8,499	14.1%

Net sales in the Industrial and Export segment increased $15.3 million or 25.4% in the third quarter of 2008 compared to the prior year.  The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$60,279
Volume	4,121	6.8%
Acquisitions	—	—
Pricing	11,640	19.3
Mix/other	(467)	(0.7)
2008 Net sales	$75,573	25.4%

Price increases have been taken since last year in an effort to offset the significant increases in input costs.  Volume increases due to additional co-pack sales also increased sales for the quarter.

Cost of sales as a percentage of net sales increased from 82.8% in the third quarter of 2007 to 86.1% in 2008 reflecting increasing raw material and packaging costs, which were partially offset by pricing increases during the quarter, and an increase in lower margin co-pack sales.

Freight out and commissions paid to independent sales brokers was $2.1 million in the third quarter of 2008 compared to $1.7 million in 2007, an increase of 22.1%, primarily due increased freight costs, due to rising fuel costs.

First Nine Months of 2008 Compared to First Nine Months of 2007

Net Sales — The first nine months net sales increased 40.1% to $1,102.6 million in the first nine months of 2008, compared to $787.0 million in the first nine months of 2007.  Net sales by segment are shown in the following table:

	Net Sales
			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$664,334	$430,735	$233,599	54.2%
Food Away From Home	224,756	184,940	39,816	21.5%
Industrial and Export	213,478	171,291	42,187	24.6%
Total	$1,102,568	$786,966	$315,602	40.1%

The increase in sales is primarily due to the 2007 acquisitions of E.D. Smith, San Antonio Farms and DeGraffenreid, as well as price increases taken to offset rising input costs.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers.  Cost of sales as a percentage of net sales was 80.8% in the first nine months of 2008 compared to 79.1% in 2007.  Price increases taken in 2008, as well as cost reduction initiatives, only partially offset the rising cost of raw materials and packaging.  We continued to experience increases in commodity costs in such items as casein, corn syrup, and soybean oil compared to the first nine months of 2007.  Increases in raw material costs in the first nine months of 2008 compared to 2007 included a 59% increase in casein, 11% increase in corn syrup and other sweeteners, 41% increase in soybean oil and other oils and a 7% increase in cucumber crop costs.  Packaging cost increases include a 13% increase in glass packaging and a 20% increase in plastic containers.

Operating Expenses — Our operating expenses were $156.6 million during the first nine months of 2008 compared to $107.4 million in 2007.  Selling and distribution expenses increased $22.3 million or 34.6% in the first nine months of 2008 compared to the first nine months of 2007 due to the San Antonio Farms acquisition in May, 2007 and E.D. Smith in October, 2007.  General and administrative expenses increased $7.6 million in the first nine months of 2008 compared to 2007, primarily due to the Canadian infrastructure added as a result of the E.D. Smith acquisition.

Other operating expense of $12.6 million includes $12.1 million related to the closure of the Portland, Oregon pickle plant and $0.5 million related to the unreimbursed expense resulting from the fire at the New Hampton, Iowa facility.

Operating Income — Operating income for the first nine months of 2008 was $55.6 million, a decrease of $1.4 million, or 2.5%, from operating income of $57.1 million in the first nine months of 2007.  Our operating margin was 5.0% in the first nine months of 2008 compared to 7.3% in the prior year.  Excluding the impact of the Portland plant closure, operating margin for the first nine months of 2008 would have been 6.1%.

Income Taxes — Income tax expense was recorded at an effective rate of 29.7% in the first nine months of 2008 compared to 38.2% in the prior year. The lower effective tax rate in 2008 is due to the favorable intercompany financing structure entered into in conjunction with the E.D. Smith acquisition.  (See Note 4)

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 — Results by Segment

North American Retail Grocery —

	Nine Months Ended September 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$664,334	100.0%	$430,735	100.0%
Cost of sales	523,921	78.9	326,967	75.9
Gross profit	140,413	21.1	103,768	24.1
Freight out and commissions	43,446	6.5	29,430	6.8
Direct selling and marketing	17,709	2.7	16,918	3.9
Direct operating income	$79,258	11.9%	$57,420	13.4%

Net sales in the retail grocery segment increased by $233.6 million, or 54.2% in the first nine months of 2008 compared to the first nine months of 2007.  The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$430,735
Volume	(23,476)	(5.5)%
Acquisitions	227,360	52.8
Pricing	29,130	6.8
Mix/other	585	0.1
2008 Net sales	$664,334	54.2%

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

Cost of sales as a percentage of net sales increased from 75.9% in 2007 to 78.9% in 2008 primarily as a result of increases in raw material and packaging costs which were only partially offset by price increases.  We have implemented several cost reduction and pricing initiatives in an attempt to offset these cost increases.

Freight out and commissions paid to independent sales brokers was $43.4 million in the first nine months of 2008 compared to $29.4 million in 2007, an increase of 47.6%, primarily due to the San Antonio Farms and E.D. Smith acquisitions and higher freight costs, due to higher fuel costs.

Food Away From Home —

	Nine Months Ended September 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$224,756	100.0%	$184,940	100.0%
Cost of sales	184,914	82.3	152,707	82.6
Gross profit	39,842	17.7	32,233	17.4
Freight out and commissions	10,639	4.7	7,603	4.1
Direct selling and marketing	4,868	2.2	3,706	2.0
Direct operating income	$24,335	10.8%	$20,924	11.3%

Net sales in the Food Away From Home segment increased by $39.8 million, or 21.5%, in the first nine months of 2008 compared to the prior year.  The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$184,940
Volume	(9,962)	(5.4)%
Acquisitions	31,467	17.0
Pricing	13,312	7.2
Mix/other	4,999	2.7
2008 Net sales	$224,756	21.5%

Sales were up during the first nine months of 2008 compared to 2007 primarily due to the DeGraffenreid and San Antonio Farms acquisitions in May, 2007, the E.D. Smith acquisition in October, 2007 and price increases taken since last year.  Volume declined as the Company moved away from certain low margin customers.

Cost of sales as a percentage of net sales decreased from 82.6% in the first nine months of 2007 to 82.3% in 2008, as sales price increases realized in the first nine months helped to offset increases in raw material and packaging costs and a favorable mix of higher margin salsa as a result of the San Antonio Farms acquisition.

Freight out and commissions paid to independent sales brokers was $10.6 million in the first nine months of 2008 compared to $7.6 million in 2007, an increase of 39.9%, primarily due to growth in volume resulting from the DeGraffenreid, San Antonio Farms and E.D. Smith acquisitions and higher freight costs, due to higher fuel costs.

Industrial and Export —

	Nine Months Ended September 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$213,478	100.0%	$171,291	100.0%
Cost of sales	181,555	85.0	142,864	83.4
Gross profit	31,923	15.0	28,427	16.6
Freight out and commissions	6,666	3.1	5,683	3.3
Direct selling and marketing	655	0.3	558	0.3
Direct operating income	$24,602	11.6%	$22,186	13.0%

Net sales in the Industrial and Export segment increased $42.2 million or 24.6% in the first nine months of 2008 compared to the prior year.  The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2007 Net sales	$171,291
Volume	12,403	7.2%
Acquisitions	3,314	1.9
Pricing	34,022	19.9
Mix/other	(7,552)	(4.4)
2008 Net sales	$213,478	24.6%

Price increases have been taken since last year in an effort to offset the significant increases in input costs.  The effect of acquisitions and volume increases in the co-pack business make up the balance of the growth in net sales.

Cost of sales as a percentage of net sales increased from 83.4% in the first nine months of 2007 to 85.0% in 2008 reflecting increased raw material and packaging costs that were partially offset by price increases.

Freight out and commissions paid to independent sales brokers was $6.7 million in the first nine months of 2008 compared to $5.7 million in 2007, an increase of 17.3%, due to the 2007 acquisitions and increased freight costs, due to higher fuel costs.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.  The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis.  Management has increased its focus on working capital management and has taken actions to specifically reduce inventories and drive incremental cash flow.

The Company’s cash flow from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows is summarized in the following table:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Net cash provided by (used in) continuing operations:
Operating activities	$92,692	$40,062
Investing activities	$(34,591)	$(117,541)
Financing activities	$(65,170)	$77,042

Net cash provided by operating activities increased by $52.6 million for the first nine months of 2008 compared to 2007.  Net income, excluding non-cash items such as write down of impaired assets, depreciation, amortization and stock-based compensation, increased by $13.6 million.  In addition, a decrease in working capital mainly due to a decrease in inventories, as the result of working capital efficiency programs, and an increase in payables accounted for the balance of the increase.

Net cash used in investing activities was $34.6 million in the first nine months of 2008 compared to $117.5 million in the first nine months of 2007, a decrease of $83.0 million primarily due to decreased cash outflows for acquisitions offset by an increase in additions to property, plant and equipment.  These additions to property, plant and equipment in 2008, were associated with a boiler project and plant equipment purchases at our Pittsburgh facility, a capacity expansion project at our North East, Pennsylvania facility, the repair of our New Hampton, Iowa facility which was damaged by fire in February of this year, multiple projects at our other manufacturing facilities and the purchase of a Company airplane.

Net cash used in financing activities was $65.2 million in the first nine months of 2008 compared to cash provided of $77.0 million in 2007, a decrease of $142.2 million mainly due to proceeds from the issuance of debt in 2007 needed for the acquisition of businesses, in contrast with the repayment of debt in 2008.  The Company repaid approximately $69.5 million of debt, which includes $5.5 million for the termination of a capital lease, in the first nine months of 2008, net of borrowings, compared to $22.9 million in 2007.

Debt Obligations

At September 30, 2008, we had $448.0 million in borrowings under our revolving credit facility, senior notes of $100 million and $3.8 million of tax increment financing and other obligations.  In addition, at September 30, 2008, there were $8.6 million in letters of credit under the revolver that were issued but undrawn.

Our short-term financing needs are primarily for financing working capital during the year.  Due to the seasonality of pickle and fruit production, driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements.  In addition, we build inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarter, respectively.  Our long-term financing needs will depend largely on potential acquisition activity.  Our revolving credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy and current operations, and is not expected to be impacted by the current credit crisis.

Our revolving credit facility provides for an aggregate commitment of $600 million of which $143.4 million was available at September 30, 2008.  Interest rates are tied to variable market rates which averaged 4.05% on debt outstanding as of September 30, 2008.  We are in compliance with the applicable covenants as of September 30, 2008.

On September 22, 2006, we completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers.  All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly owned subsidiary of the Company.  We are in compliance with the applicable covenants as of September 30, 2008.

See Note 9 to our Condensed Consolidated Financial Statements.

Interest Rate Fluctuations

The Company entered into a $200 million long term interest rate swap agreement with a forward starting effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base.  Under the terms of agreement, $200 million in floating rate debt will be swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement, this will result in an all in borrowing cost on the swapped principal being no more than 3.8% during the life of the swap agreement.

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

Future Capital Requirements

We expect capital spending programs to increase in 2008 as a result of including a full twelve months of the acquisitions in 2007.  Capital spending in 2008 is focused on plant efficiencies and upgrades to our Pittsburgh plant’s water and power systems, additional building and production lines at our North East, Pennsylvania facility, productivity improvements and routine equipment upgrades or replacements at our plants, which currently number 17 across the United States and Canada.

In 2008, we expect cash interest to be approximately $28.9 million based on anticipated debt levels and cash taxes are expected to be approximately $11.0 million.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  There were no material changes to our critical accounting policies in the nine months ended September 30, 2008.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make.  Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates, interest rates and raw material and commodity costs; changes in economic conditions, political conditions, reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, as well as in our Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

The Company entered into a $200 million long term interest rate swap agreement with a forward starting effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base.  Under the terms of agreement, $200 million in floating rate debt will be swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement, this will result in an “all in” borrowing cost on the swapped principal being no more than 3.8% during the life of the swap agreement.

In July 2006, we entered into a forward interest rate swap transaction for a notional amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes.  The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million.  The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets.  The total loss will be reclassified ratably to our Condensed Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the terms of our senior notes.

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments as of September 30, 2008, which could expose us to significant market risk.  Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance under our revolving credit facility, as of September 30, 2008, each 1% rise in our interest rate would increase our interest expense by approximately $4.5 million annually.  This does not include the impact of the interest rate swap agreement entered into in October 2008.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have increased substantially in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly.  Many of the raw materials that we use in our products rose to unusually high levels during 2007, and continued at these high levels in the first nine months of 2008, including processed vegetables and meat, soybean oil, casein, sweeteners, cheese and packaging materials.  In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, have been at very high levels.  Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.

New for the Company in 2008 is the exposure to raw material price fluctuations for items used in our jams and other products, which were obtained through the purchase of E.D. Smith in October 2007.  Incremental raw materials used in these products include fresh and processed fruits and berries.  The majority of the remaining raw materials used by E.D. Smith are currently used by the Company, but now at higher volumes.  The price of fruits and berries are subject to many variables, including global supply, which is impacted by weather and disease and can significantly impact available supplies and costs.

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

E.D. Smith is a manufacturer of private label salad dressings, jams and pie fillings and other private label products in Canada.  The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at applicable exchange rates.  Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.  For the nine months ended September 30, 2008, the Company recognized a foreign currency exchange loss of approximately $16.9 million, of which $13.2 million was recorded as a component of Accumulated other comprehensive loss and $3.7 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.

The Company, through its wholly owned consolidated subsidiary, E.D. Smith, enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  These contracts do not qualify for hedge accounting.  The Company records the fair value of these contracts on the Condensed Consolidated Balance Sheets and has recorded the change in fair value through the Condensed Consolidated Statements of Income, within the Other (income) expense line.  For the nine months ended September 30, 2008, the Company recorded a gain on these contracts totaling approximately $32 thousand.  The remaining foreign currency contracts expire during 2008.

Item 4. Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, these disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2008 and 2007 and of cash flows for the nine month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2008

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

November 5, 2008