Form 10-K
period 2008-12-31
TreeHouse Foods, Inc.
filed 2009-02-26
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-32504
TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	20-2311383
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
Two Westbrook Corporate Center, Suite 1070 Westchester, IL	60154 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code
(708) 483-1300

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2008, based on the $24.26 per share closing price on the New York Stock Exchange on such date, was approximately $745.5 million. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of February 13, 2009 was 31,547,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “except,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, Item 1A — Risk Factors and elsewhere in this Form 10-K, (2) our reports and registration statements filed from time to time with the SEC and (3) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 1.	Business

Introduction

References herein to “we,” “us,” “our,” “Company” and “TreeHouse” refers to TreeHouse Foods, Inc. and its subsidiaries unless the context specifically states or implies otherwise.

TreeHouse is a Delaware corporation incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders which was completed on June 27, 2005. Since the Company began operating as an independent entity, it has expanded its product offerings through a number of acquisitions. On April 24, 2006, the Company acquired the private label soup and infant feeding business from Del Monte Corporation (“Soup and Infant Feeding”). On May 31, 2007, the Company acquired VDW Acquisition, Ltd (“San Antonio Farms”) a manufacturer of Mexican sauces. On October 15, 2007, the Company acquired the assets of E.D. Smith Income Fund (“E.D. Smith”), a manufacturer of salad dressings, jams and various sauces.

We are a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered coffee creamer; private label soup, salad dressings and sauces; Mexican sauces; jams and pie fillings; pickles and related products; infant feeding products; and other food products. We manufacture and sell the following:

•	private label products to retailers, such as supermarkets and mass merchandisers, for resale under the retailers’ own or controlled labels,

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators,

•	branded products under our own proprietary brands, primarily on a regional basis to retailers, and

•	products to our industrial customer base, including for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Effective January 1, 2008, we realigned the manner in which the business is managed and now focus on operating results based on channels of distribution, which has resulted in a change to the operating and reportable segments. Previously, we managed our business based on product categories. Our change in operating and reportable segments from product categories to channel of distribution is consistent with management’s long-term growth strategy and was necessary due to the acquisitions that occurred during 2007. The change in operating and reportable segments will permit the Company to integrate future acquisitions more efficiently and provide our investors with greater comparability to our peer group, as many of them also present results based on channels of distribution.

We discuss the following segments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”: North American Retail Grocery, Food Away From Home, and Industrial and Export. The key performance indicators of our segments are net sales dollars, gross profit and direct operating margin, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct selling and marketing expenses.

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamer; condensed and ready to serve soups, broths and gravies; baby food; salad dressings and sauces; pickles, peppers and relishes; Mexican sauces; and jams, pie fillings and aseptic products. Brand names sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley’s®, Peter Piper ®, and Steinfeld®. Also sold are brands related to sauces and syrups, Bennet’s®, Hoffman House®, Roddenbery’s Northwoods® and San Antonio Farms®. Infant feeding products are sold under the Nature’s Goodness® brand, while our non-dairy powdered creamer is sold under our proprietary Cremora® brand. Our refrigerated products are sold under the Mocha Mix® and Second Nature® brand names, and our jams and other sauces are sold under the E.D. Smith® and Habitant® brand names.

Our Food Away From Home segment sells non-dairy powdered creamers, pickle products, salsas, aseptic and refrigerated products, and sauces to food service customers, including restaurant chains and food distribution companies, within the United States and Canada.

Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. Export sales are primarily to industrial customers.

See Note 23 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to the Company’s business segments.

We operate our business as Bay Valley Foods, LLC (“Bay Valley”) in the United States and E.D. Smith Foods, LTD (“E.D. Smith”) in Canada. Bay Valley is a Delaware limited liability company, a wholly owned subsidiary of TreeHouse Foods, Inc. and holds all of the real estate and operating assets related to our business. E.D. Smith is a wholly owned subsidiary of Bay Valley.

Business Strategy

Our strategy is to optimize our current business and grow through acquisitions.

Optimize the Current Business —

•	Improve marketing strategies in an effort to increase sales to national accounts. While we have high private label market share in the United States for our non-dairy powdered creamer, soup, salad dressing and pickles and high branded and private label market share in jams in Canada, we still have significant potential for growth with several key national retailers and foodservice customers that we either do not currently serve, or that we currently serve in a limited manner. We intend to focus on gaining these customers, and expanding our relationships with existing customers, by improving our marketing strategies through more sophisticated account planning and customer targeting. We believe the acquisition of E.D. Smith will open opportunities for our U.S. based business, as well as open new distribution channels for E.D. Smith’s product portfolio.

•	Further expand our cost advantage. Although we are a low cost producer, we believe that there are additional cost savings opportunities that exist in our operations. We intend to pursue these opportunities by improving supply chain efficiency, including manufacturing, sourcing and distribution.

•	Improve returns. We measure the business by means of EVA (Economic Value Added) and use the analysis to develop and execute a “Portfolio Strategy” that allows us to focus our resources on those segments and channels where we can generate a high return.

Grow Through Acquisitions —

•	Build on current business core competencies. We believe our core competency is our low cost manufacturing capability and our ability to service our customers efficiently with a single order, invoice and shipment. We expect to focus on acquisitions within our current product categories, as well as adjacent categories.

•	Develop new platforms for the private label and foodservice markets. Both the private label retail and foodservice markets are growing faster than the branded retail grocery markets, yet the manufacturer base is highly fragmented. With the retailer consolidation, we believe that retailers will place increased emphasis on reducing supply chain complexity and costs. While our platform focus is on shelf stable products, we will also explore new platforms in frozen and refrigerated products for both retail and foodservice.

Our Products

Financial information about our North American Retail Grocery, Food Away From Home, and Industrial and Export segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth our consolidated net sales by business segments and products, for the year ended December 31, 2008:

	Business Segments
	North American		Food Away
	Retail Grocery		From Home		Industrial and Export		Total
		% of		% of		% of		% of
		Product		Product		Product		Product
Product	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales	Net Sales	Sales
	(Dollars in thousands)

Non-dairy powdered creamer	$160,770	17.5%	$6,005	2.0%	$185,063	63.9%	$351,838	23.4%
Soup and infant feeding	268,293	29.3	—	—	68,226	23.6	336,519	22.4
Pickles	155,456	17.0	162,670	55.3	7,453	2.6	325,579	21.7
Salad dressings	154,281	16.8	440	0.1	2,163	0.7	156,884	10.5
Jams and other sauces	128,490	14.0	25,437	8.7	—	—	153,927	10.3
Aseptic	5,455	0.6	69,396	23.6	8,347	2.9	83,198	5.5
Mexican sauces	33,358	3.6	11,926	4.1	7,434	2.6	52,718	3.5
Refrigerated	10,999	1.2	18,146	6.2	10,842	3.7	39,987	2.7

Total	$917,102	100.0%	$294,020	100.0%	$289,528	100.0%	$1,500,650	100.0%

Non-Dairy Powdered Creamer — Non-dairy powdered creamer is produced from soybean oil, casein (a milk protein) and corn syrup. It is used as coffee creamer or whitener and as an ingredient in baking, beverages and gravy mixes and similar products.

Product offerings in this product category include private label products packaged for retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, including repackaging in portion control packages and as an ingredient by other food manufacturers. We also manufacture and sell the Cremora® brand of non-dairy powdered creamer. Non-dairy powdered creamer represented 23.4% of our consolidated net sales, for the year ended December 31, 2008.

Soup and Infant Feeding — Soup, broth and gravy are manufactured using vegetables, meats and other ingredients which are sourced from outside suppliers. Our products are packaged in cans of various sizes, from single serve to larger sized cans. TreeHouse also manufactures infant feeding products at the Pittsburgh plant, primarily under the Nature’s Goodness® brand. The majority of Nature’s Goodness® products are manufactured by TreeHouse in glass jars, with co-packers producing a variety of cereals and juice products. Infant feeding products are developed and marketed around the different stages of a baby’s development. Nature’s Goodness® products are all natural and are produced under very tight quality control, from sourcing of raw materials through glass handling and finished product processing. In 2008, the majority of the soup and infant feeding sales were to the retail channel and represented 22.4% of our consolidated net sales.

Pickles — We produce a variety of products at our pickle production facilities, including pickles, peppers, pickled vegetables, jalapeno peppers, pepperoncini peppers, sliced banana peppers and pickled okra. We also include sauces and syrups in our pickles product category. These products are sold to the retail, foodservice and industrial markets. Pickles and related products represented approximately 21.7% of our consolidated net sales in 2008.

Salad Dressings — We produce both pourable and spoonable salad dressings. Our salad dressings are sold primarily to supermarkets and mass merchandisers throughout the United States and Canada, and encompass many different flavor varieties. We believe we are the largest supplier of private label salad dressings in both the United States and Canada. Salad dressings represented 10.5% of our consolidated net sales in 2008.

Jams and other sauces  — We produce jams, pie fillings and other sauces at our Winona, Ontario facility. These products are sold to supermarkets, mass merchandisers and foodservice customers in the United States and Canada, and represented 10.3% of our consolidated net sales in 2008.

Aseptic Products — Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. Our principal aseptic products are cheese sauces and puddings. These products are sold primarily in the foodservice market in cans and flexible packages. Aseptic products represented 5.5% of our consolidated net sales in 2008.

Other products — Our San Antonio plant, produces Mexican sauces, including salsa, picante sauce, cheese dip, enchilada and taco sauces, which are sold to retail and foodservice customers. We also make refrigerated salad dressings at our California facility for sale in the retail and foodservice markets. Each of these product lines represented less than 5% of our consolidated net sales in 2008.

Marketing, Sales and Distribution

We sell our products through various distribution channels, including retail grocery, foodservice distributors and industrial, including food manufacturers and repackagers of foodservice products. We have an internal sales force that manages customer relationships and also manages our broker network, which is used for sales to retail and foodservice accounts. Industrial food products are generally sold directly to customers without the use of a broker. Most of our customers, including long-standing customers, purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will. We have many customer supply arrangements that are not evidenced by written agreements.

In 2008, sales to retailers, foodservice and industrial and export customers represented 61.1%, 19.6% and 19.3%, respectively, of our consolidated net sales.

A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2008, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15.1% of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales.

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

Seasonality

Demand for our products does not vary significantly by quarter. However, sales of soup products have a higher percentage of sales in the fourth quarter and lower sales in the second quarter. Pickles tend to have higher sales in the second quarter and non-dairy powdered creamer tends to have higher sales in the fourth quarter.

Raw Materials

Raw materials used in our operations include processed vegetables and meats, soybean oil, coconut oil, casein, cheese, corn syrup, cucumbers, peppers and fruit. These raw materials generally are purchased under supply contracts, and we occasionally engage in forward buying, when we determine such buying to be to our advantage. We believe these raw materials to be generally available from a number of suppliers.

The most important packaging materials used in our operations are glass, plastic containers, corrugated containers, metal closures and metal cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials to be generally available from a number of suppliers, with the exception of glass, which we procure through a long-term supply contract that expires in December 2010.

Certain of our raw materials are purchased under long-term contracts in an attempt to guarantee supply and in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply and demand, and other factors. We are not always able to adjust our pricing to reflect changes in raw materials costs. Volatility in the cost of our raw materials can adversely affect our performance, as price changes often lag behind changes in costs.

For additional discussion of the risks associated with the raw materials used in our operations, see “Known Trends and Uncertainties — Prices of Raw Materials.”

Working Capital

Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of pickle and fruit production, driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarter, respectively. Our long-term financing needs will depend largely on potential acquisition activity. Our revolving credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy and current operations, and is not expected to be impacted by the current credit crisis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Competition

We have several competitors in each of our operating segments. For sales of private label products to retailers, the principal competitive factors are price, product quality and quality of service. For sales of products to foodservice and industrial and export customers, the principal competitive factors are product quality and specifications, reliability of service and price.

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

Employees

As of December 31, 2008, our work force consisted of approximately 3,300 full-time employees in the United States and Canada.

For More Information About Us

Our fiscal year ends on December 31. We furnish our stockholders with annual reports containing audited financial reports. As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are required by the Securities Exchange Act of 1934 and include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8K, and proxy statements on Schedule 14A. Anyone may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our report, proxy and information statements, and our other SEC filings. The SEC’s internet address is http://www.sec.gov. We make our SEC filings available on our own internet site as soon as reasonably practicable after they have been filed with the SEC. Our internet address is http://www.treehousefoods.com.

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

We submitted the certification of our chief executive officer required by Section 303A.12 of the NYSE Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, on June 2, 2008 without qualification. In addition, we have included the certifications required of our chief executive officer and our chief financial officer by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules with respect to the quality of our disclosures in our Form 10-K for the year ended December 31, 2008, as Exhibits 31.1 and 31.2, respectively, to this Form 10-K.

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.

Continued disruptions in the financial markets could affect our ability to fund acquisitions or to renew our outstanding credit agreements upon expiration at our current favorable terms.

As of December 31, 2008, we had $472.0 million of outstanding indebtedness under our $100 million senior notes private placement, which expires on September 30, 2013 and our $600 million revolving credit agreement, which expires August 31, 2011. The inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition, and results of operations. In addition, the inability to access additional borrowing at commercially reasonable terms could affect our ability to pursue additional acquisitions. U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused credit spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in debt markets, making financial terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt refinancing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business and could possibly increase our interest expense, which could have a material adverse effect on our financial results.

Increases in interest rates may negatively affect earnings.

We had outstanding variable rate debt of $372.0 million with an average interest rate of 1.80% as of December 31, 2008, which accounts for approximately 78.2% of our total debt outstanding at December 31, 2008. In October, 2008, we entered into an interest rate swap for two years, with an effective date of November 19, 2008, at a fixed rate of 2.9% on $200 million of our variable rate debt which effectively results in an average interest rate of 3.06% on our variable rate debt at December 31, 2008. However, as we still have a significant portion of variable rate debt, we may still experience interest rate volatility. Increases in interest rates we pay on our variable rate debt could materially affect our earnings.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates primarily related to raw material purchases. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiary, E.D. Smith. Additionally, input costs for certain Canadian sales are denominated in U.S. dollars, further impacting the effect foreign currency fluctuations may have on the Company.

The Canadian assets, liabilities, revenues and expenses are translated into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.

As we are dependent upon a limited number of customers, the loss of a significant customer, or consolidation of our customer base, could adversely affect our operating results.

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

Increases in input costs, such as raw materials, packaging materials and fuel costs, could adversely affect earnings.

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials used in our products rose to unusually high cost levels during 2008 and 2007, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. In addition, fuel costs, which represent the most significant factor affecting utility costs at our production facilities and our transportation costs have fluctuated widely over the last twenty-four months. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.

Changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increased raw material, packaging and fuel costs, our operating profits and margins could be adversely affected. In addition, during periods of falling costs of inputs, customers may request price decreases from us in situations where we have made forward purchases of key inputs at higher costs than the current market.

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

Competition to obtain shelf space for our branded products with retailers is primarily based on the expected or historical performance of our product sales relative to our competitors. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality and price. Most of our branded competitors have significantly greater resources and brand recognition than we do.

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

Consistent with our stated strategy, our future growth depends, in large part, on our acquisition of additional food manufacturing businesses, products or processes. As a result, we intend to engage in acquisition activity. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms.

Acquisitions involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate businesses or technologies we acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.

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

We sell food products for human consumption, which involve risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming and may require management to spend time defending the claims rather than operating our business. A product that has been actually or allegedly misbranded or becomes adulterated could result in: product withdrawals, product recalls, destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in a loss of confidence in our food products, which could have an adverse effect on our financial condition, results of operations or cash flows.

Our business could be harmed by strikes or work stoppages by our employees.

Currently, approximately 51% of our full time distribution, production and maintenance employees are covered by collective bargaining agreements with the International Brotherhood of Teamsters, United Food and Commercial Workers Union, or Retail, Wholesale and Department Store Union Central States Council. In addition, approximately 25% of the labor force is covered by agreements that expire within one year. If a dispute with one of these unions or the employees they represent were to arise, production interruptions caused by work stoppages could occur. If a strike or work stoppage were to occur, our business, financial condition and results of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently operate seventeen production facilities, the majority of which are owned except for the facility in City of Industry, California, which is leased under an agreement that expires in September 2016; the Mendota, Illinois facility, which is leased from Del Monte Corporation under an agreement that expires in April 2035; the Springfield, Missouri facility, which is leased from Bell Carter under an agreement that expires in May 2009 and the Cambridge, Ontario facility, which is leased under an agreement that expires in December 2009. We believe that these facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. On November 3, 2008, the Company announced plans to close the Cambridge, Ontario production facility by July 2009. The following chart lists the location and principal products produced at our production facilities:

Facility Location	Principal Products

Cambridge, Ontario, Canada	Salad dressings
City of Industry, California	Mocha Mix®, Second Nature® and refrigerated salad dressings
Chicago, Illinois	Refrigerated foodservice pickles
Dixon, Illinois	Aseptic cheese sauces, puddings and gravies
Faison, North Carolina	Pickles, peppers and relish; syrup
Green Bay, Wisconsin	Pickles, peppers, relish and sauces
Mendota, Illinois	Soups, broths, and gravies
New Hampton, Iowa	Powders used for non-dairy creamers and other powdered products
North East, Pennsylvania	Salad dressings
Pecatonica, Illinois	Powders used for non-dairy creamers
Pittsburgh, Pennsylvania	Soups, broths, and gravies; baby food
Plymouth, Indiana	Pickles, peppers and relish
San Antonio, Texas	Mexican sauces
Seaforth, Ontario, Canada	Salad dressings, mayonnaise
Springfield, Missouri	Foodservice pickles
Wayland, Michigan	Powders used for non-dairy creamers and other powdered products
Winona, Ontario, Canada	Jams, pie fillings and specialty sauces

Research and Development

Our research facilities include a Research and Development Center in Pecatonica, Illinois. The Center focuses on the development of aseptic and powdered creamer products. Product development work for aseptic products is also carried out at our production facility in Dixon, Illinois. Research and development for our pickle products is carried out at our production facility in Green Bay, Wisconsin. We conduct research and development activities for our soup and infant feeding products at our production facility in Pittsburgh, Pennsylvania. New formulations for salad dressings are created at our Seaforth, Canada location and new sauces and fruit based products are developed at our Winona, Canada facility. In addition, sample preparation, plant trials, ingredient approval and other quality control procedures are conducted at all our manufacturing facilities. Research and development expense totaled $6.9 million, $4.8 million, and $2.7 million in 2008, 2007, and 2006, respectively, and is included in the General and administrative line of the Consolidated Statements of Income.

Item 3.	Legal Proceedings

We are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Consolidated Financial Statements, annual results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted by us during the fourth quarter of 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “THS.” The high and low sales prices of our common stock as quoted on the New York Stock Exchange for 2008 and 2007 are provided in the table below

	High	Low

Year ended December 31, 2008
First Quarter	24.80	19.24
Second Quarter	27.01	21.84
Third Quarter	30.29	23.58
Fourth Quarter	31.61	20.43
Year ended December 31, 2007
First Quarter	32.23	27.51
Second Quarter	32.59	25.66
Third Quarter	28.45	21.36
Fourth Quarter	29.15	21.15

The closing sales price of our common stock on February 13, 2009 as reported on the NYSE, was $27.97 per share. On February 13, 2009, there were 4,215 shareholders of record of our common stock.

We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, any earnings will be retained for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. Moreover, our revolving credit facility contains certain restrictions on our ability to pay cash dividends. The declaration of dividends is at the discretion of our Board of Directors.

The Company did not purchase any shares of its common stock in either 2008 or 2007.

PERFORMANCE GRAPH

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from June 28, 2005 through December 31, 2008. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P Small Cap 600 Index, Russell 2000 Index and a Peer Group Index consisting of the following group of companies selected based on the similar nature of their business: Kraft Foods Inc., Sara Lee Corp., General Mills, Inc., Kellogg Co., ConAgra Foods Inc., Archer Daniels Midland Co., H.J. Heinz Company, Campbell Soup Co., McCormick & Co. Inc., The JM Smucker Co., Del Monte Foods Co., Corn Products Int’l., Lancaster Colony Corp., Flowers Foods, Inc., Ralcorp Holdings Inc., The Hain Celestial Group, Inc., Lance, Inc., J&J Snack Foods Corp., B&G Foods, Inc., American Italian Pasta Co., Farmer Bros. Inc. and Peet’s Coffee and Tea. The graph assumes an investment of $100 on June 28, 2005, in each of TreeHouse Foods’ common stock, the stocks comprising the S&P Small Cap 600 Index, Russell 2000 Index and the Peer Group Index.

COMPARISON OF CUMULATIVE TOTAL RETURN OF $100 AMONG TREEHOUSE FOODS, INC., S&P SMALL CAP 600 INDEX, RUSSELL 2000 INDEX AND THE PEER GROUP INDEX

	Base	Indexed Returns
	Period	For Year Ended
Company Name / Index	6/28/05	12/31/05	12/31/06	12/31/07	12/31/08

TreeHouse Foods, Inc.	100	63.14	105.23	77.54	91.87
S&P SmallCap 600 Index	100	105.96	121.98	121.62	83.83
Russell 2000 Index	100	105.59	124.98	123.03	78.74
Peer Group	100	97.65	122.37	130.22	107.67

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2008:

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities to	(b)	Future Issuance Under
	be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights	Warrants and Rights	Column(a))

Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and	2,612,054	$27.21	474,150
Incentive Plan
Equity compensation plans not approved by security holders:
None

Total	2,612,054	$27.21	474,150

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2008 has been derived from the Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes. For periods prior to June 27, 2005, all of the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of our business that we describe in this report as “ours” are in fact the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of the businesses transferred to TreeHouse by Dean Foods.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Operating data:
Net sales	$1,500,650	$1,157,902	$939,396	$707,731	$694,619
Cost of sales	1,208,626	917,611	738,818	560,094	537,970

Gross profit	292,024	240,291	200,578	147,637	156,649
Operating costs and expenses:
Selling and distribution	115,731	94,636	74,884	60,976	61,484
General and administrative	61,741	53,931	57,914	31,977	11,020
Management fee paid to Dean Foods	—	—	—	2,940	11,100
Amortization of intangibles	13,528	7,195	3,268	1,732	1,477
Other operating (income) expense, net	13,899	(415)	(19,842)	21,423	—

Total operating costs and expenses	204,899	155,347	116,224	119,048	85,081

Operating income	87,125	84,944	84,354	28,589	71,568
Other (income) expense:
Interest expense	27,614	22,036	12,985	1,223	710
Interest income	(107)	(112)	(665)	(7)	—
Loss (gain) on foreign currency exchange	13,040	(3,469)	—	—	—
Other (income) expense, net	7,123	(36)	—	(66)	116

Total other expense	47,670	18,419	12,320	1,150	826

Income from continuing operations, before income taxes	39,455	66,525	72,034	27,439	70,742
Income taxes	10,895	24,873	27,333	15,174	26,071

Income from continuing operations	28,560	41,652	44,701	12,265	44,671
Income (loss) from discontinued operations, net of tax	(336)	(30)	155	(689)	(9,595)

Net income	$28,224	$41,622	$44,856	$11,576	$35,076

Basic earnings per common share:
Income from continuing operations	$.91	$1.33	$1.43	$.40	$1.45
Income (loss) from discontinued operations	(.01)	—	.01	(.02)	(.31)

Net income	$.90	$1.33	$1.44	$.38	$1.14

Diluted earnings per common share:
Income from continuing operations	$.91	$1.33	$1.42	$.39	$1.44
Income (loss) from discontinued operations	(.01)	—	.01	(.02)	(.31)

Net income	$.90	$1.33	$1.43	$.37	$1.13

Weighted average common shares:
Basic	31,341	31,203	31,158	30,905	30,801
Diluted	31,469	31,351	31,396	31,108	31,060
Other data:
Balance sheet data (at end of period):
Total assets	$1,355,682	$1,455,958	$935,623	$609,697	$632,922
Long-term debt	475,233	620,452	239,115	6,144	28,296
Other long-term liabilities	44,563	33,913	26,520	18,906	20,538
Total stockholders’ equity	620,131	629,309	576,249	513,355	494,755

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We believe we are the largest manufacturer of non-dairy powdered creamer and pickles in the United States, and the largest manufacturer of private label salad dressings in the United States and Canada, based upon total sales volumes. We believe we are also the leading retail private label supplier of non-dairy powdered creamer, soup and pickles in the United States, and jams in Canada. In 2008, based on information provided by AC Nielsen, private label products sold in the retail grocery channel in the United States, which compete with branded products on the basis of equivalent quality at a lower price, represented approximately 36% of all pickle products, approximately 54% of all non-dairy powdered creamer and approximately 16% of all canned soup.

We sell our products primarily to the retail grocery and foodservice channels. For the year ended December 31, 2008, sales to the retail grocery and foodservice channels represented 61.1% and 19.6%, respectively, of our consolidated net sales. The remaining 19.3% represented industrial and export sales. A majority of our sales are private label products.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the years ended December 31, 2008, 2007 and 2006. Also discussed is our financial position, as of the end of those periods. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

The Company completed its annual assessment of goodwill and indefinite lived assets as of December 31, 2008 and did not have goodwill impairment. The Company did have impairment of our San Antonio Farms® trade name totaling approximately $0.6 million, which is related to the North American Retail Grocery segment. No other impairment was noted. For a more detailed description of the results of our analysis and the related assumptions, see our “Critical Accounting Policies.”

General economic conditions deteriorated throughout 2008 and resulted in rising commodity prices, the tightening of credit markets, job losses, fluctuating interest rates and foreign exchange rates. These factors have impacted the Company and its comparisons to the results achieved in 2007 and will impact the Company’s expectations for 2009.

The acquisition landscape in 2008 was negatively impacted by high seller price expectations, tightening credit at high borrowing costs and a more limited field of potential acquirers. We expect to be active in expanding our business through acquisitions as soon as conditions improve.

The Company’s exposure to foreign exchange rates is primarily limited to the Canadian dollar. During 2008, the exchange rate between the United States and Canada was relatively consistent, until later in the year, when the U.S. dollar strengthened. The strengthening of the U.S. dollar has resulted in significant other comprehensive losses due to the change in foreign exchange rates. Also impacted are the line items in the Company’s Consolidated Statements of Income. If the U.S. dollar had not strengthened as it did during 2008, the Company’s net sales and profits from its Canadian subsidiary would have been greater.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$1,500,650	100.0%	$1,157,902	100.0%	$939,396	100.0%
Cost of sales	1,208,626	80.5	917,611	79.2	738,818	78.7

Gross profit	292,024	19.5	240,291	20.8	200,578	21.3
Operating costs and expenses:
Selling and distribution	115,731	7.7	94,636	8.2	74,884	8.0
General and administrative:
Stock-based compensation	12,193	0.8	13,580	1.2	18,794	2.0
Other general and administrative	49,548	3.4	40,351	3.5	39,120	4.2

Total general and administrative	61,741	4.2	53,931	4.7	57,914	6.2
Amortization expense	13,528	0.9	7,195	0.6	3,268	0.3
Other operating (income) expense, net	13,899	0.9	(415)	—	(19,842)	(2.2)

Total operating costs and expenses	204,899	13.7	155,347	13.5	116,224	12.3

Total operating income	87,125	5.8	84,944	7.3	84,354	9.0
Other (income) expense:
Interest expense	27,614	1.8	22,036	1.9	12,985	1.3
Interest income	(107)	—	(112)	—	(665)	—
Loss (gain) on foreign currency exchange	13,040	0.9	(3,469)	(0.3)	—	—
Other (income) expense, net	7,123	0.5	(36)	—	—	—

Total other expense	47,670	3.2	18,419	1.6	12,320	1.3

Income from continuing operations, before income taxes	39,455	2.6	66,525	5.7	72,034	7.7
Income taxes	10,895	0.7	24,873	2.1	27,333	2.9

Income from continuing operations	28,560	1.9	41,652	3.6	44,701	4.8
Income (loss) from discontinued operations, net of tax expense (benefit) of $(213), $(19) and $95, respectively	(336)	—	(30)	—	155	—

Net income	$28,224	1.9%	$41,622	3.6%	$44,856	4.8%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales — Net sales increased 29.6% to $1,500.7 million for the year ended December 31, 2008, compared to $1,157.9 million, for the year ended December 31, 2007. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)

North American Retail Grocery	$917,102	$663,506	$253,596	38.2%
Food Away From Home	294,020	254,580	39,440	15.5
Industrial and Export	289,528	239,816	49,712	20.7

Total	$1,500,650	$1,157,902	$342,748	29.6%

The increase in net sales is primarily due to the full year impact in 2008 of the 2007 acquisitions of E.D. Smith and San Antonio Farms along with price increases taken to offset rising input costs, which were partially offset by volume decreases in the North American Retail Grocery and Food Away From Home segments. Volume decreases were primarily in the pickle and non-dairy powder creamer businesses, reflecting the Company’s decision to move away from low margin customers and the impact of the slowing global economy.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 80.5% in 2008 from 79.2% in the prior year. Significant raw material cost increases in 2008 include a 43% increase in casein, a 39% increase in oils, an 11% increase in sweeteners and an 8% increase in cucumber crop costs. Packaging cost increases include a 21% increase in plastic containers and a 12% increase in glass containers. We continued to experience increased raw material and packaging costs that we were able to partially offset with increased operating efficiencies and increases in the prices of our products. See — “Results by Segment.”

Operating Costs and Expenses — Operating expenses increased to $204.9 million in 2008 compared to $155.3 million in 2007. The increase in 2008 resulted from the following:

Selling and distribution expenses increased $21.1 million, primarily due to the full year impact in 2008 of the acquisitions of San Antonio Farms in May, 2007 and E.D. Smith in October, 2007.

General and administrative expenses increased $7.8 million in 2008 compared to 2007, due to the acquisition of San Antonio Farms, in May 2007 and E.D. Smith in October 2007. However, due to synergies realized, general and administrative costs as a percent of revenue decreased from 4.7% in 2007 to 4.2% in 2008.

Amortization expenses increased to $13.5 million in 2008 from $7.2 million in 2007, due to the full year impact in 2008 of the acquisition of the San Antonio Farms in the second quarter of 2007 and the acquisition of E.D. Smith in the fourth quarter of 2007.

Other operating expense in 2008 increased $14.3 million primarily due to the closing of our pickle plant located in Portland, Oregon.

Operating Income — Operating income in 2008 was $87.1 million, an increase of $2.2 million, or 2.6% from operating income of $84.9 million in 2007. Our operating margin was 5.8% in 2008 compared to 7.3% in 2007. The impact of the Portland plant closure on operating margin for 2008 was a reduction of 0.9%.

Other (income) expense — Other (income) expense includes interest expense, interest income, foreign exchange gains and losses, and other (income) and expenses.

Interest expense in 2008 was $27.6 million, an increase of $5.6 million from 2007. The increase is primarily due to increased debt levels resulting from our 2007 acquisitions. The increase in interest expense was mitigated, as the Company paid down debt during the year and interest rates lowered. Interest income in 2008 and 2007 was $0.1 million.

The impact of changes in foreign currency resulted in an expense of $13.0 million in 2008 versus a gain in 2007 of $3.5 million. In 2008, approximately $9.1 million of the foreign currency expense was due to the revaluation of an intercompany note. The remaining $3.9 million of foreign currency expense is primarily due to a full year of foreign currency transaction gains and losses occurring in 2008. The gain in 2007 was primarily due to the forward purchase of Canadian currency used in the 2007 acquisition of E.D. Smith. This did not repeat in 2008.

Other (income) expense was a loss of $7.1 million in 2008 versus a gain of $36 thousand in 2007. The increase is primarily related to the mark to market adjustment of our interest rate swap agreement, totaling approximately $7.0 million.

Income Taxes — Income tax expense was recorded at an effective rate of 27.6% for 2008 compared to 37.4% for 2007. The lower effective tax rate in 2008 is due to the favorable intercompany financing structure entered into in conjunction with the E.D. Smith acquisition (See Note 9), combined with the tax benefit of the mark to market adjustment of our interest rate swap agreement.

Discontinued operations — Our loss on discontinued operations was $0.3 million in 2008 versus $30 thousand in 2007. The increase of $0.3 million was due to the write off of assets held for sale during 2008. The Company was unable to locate a buyer for these assets and has determined they have no value.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 — Results by Segment

North American Retail Grocery

	Year Ended December 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$917,102	100.0%	$663,506	100.0%
Cost of sales	720,388	78.6	509,308	76.8

Gross profit	196,714	21.4	154,198	23.2
Freight out and commissions	58,756	6.4	45,138	6.8
Direct selling and marketing	23,447	2.6	23,767	3.5

Direct operating income	$114,511	12.4%	$85,293	12.9%

Net sales in the North American Retail Grocery segment increased by $253.6 million, or 38.2%, for the year ended December 31, 2008 compared to the prior year. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2007 Net sales	$663,506
Volume	(32,017)	(4.8)%
Mix/other	(1,248)	(0.2)
Acquisitions	240,168	36.2
Pricing	46,693	7.0

2008 Net sales	$917,102	38.2%

The increase in net sales from 2007 to 2008 resulted mainly from the full year impact in 2008 of the acquisition of San Antonio Farms in the second quarter of 2007 and E.D. Smith in the fourth quarter of 2007. Price increases taken due to rising raw material and packaging costs more than offset lower case sales of baby food and retail branded pickles. The volume declines related to retail pickle low margin customer rationalization and a decline in branded baby food.

Cost of sales as a percentage of sales increased from 76.8% in 2007 to 78.6% in 2008 primarily as a result of input cost increases throughout 2008 which were not fully offset by price increases.

Freight out and commissions paid to independent brokers increased $13.6 million or 30.2%, to $58.8 million in 2008 compared to $45.1 million in 2007, as a result of increased sales and higher shipping costs primarily due to elevated fuel costs early in 2008.

Food Away From Home

	Year Ended December 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$294,020	100.0%	$254,580	100.0%
Cost of sales	242,035	82.3	209,927	82.5

Gross profit	51,985	17.7	44,653	17.5
Freight out and commissions	13,567	4.6	10,932	4.3
Direct selling and marketing	6,285	2.2	5,401	2.1

Direct operating income	$32,133	10.9%	$28,320	11.1%

Net sales in the Food Away From Home segment increased by $39.4 million, or 15.5%, for the year ended December 31, 2008 compared to the prior year. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2007 Net sales	$254,580
Volume	(16,944)	(6.7)%
Mix/other	5,973	2.4
Acquisitions	32,529	12.8
Pricing	17,882	7.0

2008 Net sales	$294,020	15.5%

Sales increased in 2008 compared to 2007 primarily due to the acquisitions of San Antonio Farms in May 2007, and the E.D. Smith acquisition in October 2007. Price increases taken in 2008 to offset rising input costs also contributed to the increase. Volume declined as the Company moved away from low margin pickle customers and experienced adverse economic conditions in the Food Away From Home industry in 2008.

Cost of sales as a percentage of net sales decreased from 82.5% in 2007 to 82.3% in 2008, as price increases to our customers offset increases in raw material, packaging, and energy costs, combined with improvements in operating efficiencies.

Freight out and commissions paid to independent brokers increased $2.6 million or 24.1% to $13.6 million in 2008 compared to $10.9 million in 2007, primarily as a result of the higher sales and increased shipping costs due to elevated fuel costs early in 2008.

Industrial and Export

	Year Ended December 31,
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$289,528	100.0%	$239,816	100.0%
Cost of sales	246,203	85.0	198,376	82.7

Gross profit	43,325	15.0	41,440	17.3
Freight out and commissions	8,821	3.0	7,976	3.3
Direct selling and marketing	1,031	0.4	761	0.4

Direct operating income	$33,473	11.6%	$32,703	13.6%

Net sales in the Industrial and Export segment increased by $49.7 million, or 20.7%, for the year ended December 31, 2008 compared to the prior year. The change in net sales from 2007 to 2008 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2007 Net sales	$239,816
Volume	13,960	5.8%
Mix/other	(12,417)	(5.2)
Acquisitions	3,314	1.4
Pricing	44,855	18.7

2008 Net sales	$289,528	20.7%

Price increases were taken in 2008 in an effort to offset the significant increases in input costs. In addition, we realized volume increases during the year from the existing customer base.

Cost of sales as a percentage of net sales increased from 82.7% in 2007 to 85.0% in 2008 as price increases to our customers did not fully offset increases in raw materials and packaging costs. Also contributing to the increase was a shift in our mix of customers towards lower margin co-pack customers.

Freight out and commissions paid to independent brokers increased by $0.8 million to $8.8 million as a result of increased fuel costs early in 2008. However, these costs decreased as a percent of revenue from 3.3% in 2007 to 3.0% in 2008 due to combining shipments and leveraging freight rates with the other product lines.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales — Net sales increased approximately 23.3% to $1,157.9 million for the year ended December 31, 2007, compared to $939.4 million for the year ended December 31, 2006. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
	(Dollars in thousands)

North American Retail Grocery	$663,506	$502,787	$160,719	32.0%
Food Away From Home	254,580	240,778	13,802	5.7
Industrial and Export	239,816	195,831	43,985	22.5

Total	$1,157,902	$939,396	$218,506	23.3%

The increase in net sales was primarily driven by the full year impact in 2007 of the acquisition of the Soup and Infant Feeding Business in the second quarter of 2006 and the acquisitions of San Antonio Farms in May 2007 and E.D. Smith in October 2007. Sales increases were realized in all segments in 2007 as we increased prices to pass along the effect of increased input costs to our customers.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.2% in 2007 from 78.7% in the prior year. Significant raw material cost increases in 2007 included a 31% increase in sweeteners, a 27% increase in oils, an 11% increase in casein and a 7% increase in cucumber crop costs. Packaging cost increases include an 8% in corrugated containers offset by a 4% decrease in plastic containers. We continued to experience increased raw material and packaging costs that we were able to partially offset with increased operating efficiencies and increases in the prices of our products. See — “Results by Segment.”

Operating Costs and Expenses — Operating expenses increased to $155.3 million in 2007 compared to $116.2 million in 2006. The increase in 2007 resulted from the following:

Selling and distribution expenses increased $19.8 million, primarily due to the full year impact in 2007 of the acquisition of the Soup and Infant Feeding Business, which occurred the second quarter of 2006, and the acquisition of San Antonio Farms in May 2007 and E.D. Smith in October 2007. Selling and distribution expenses as a percent of revenue increased from 8.0% in 2006 to 8.2% in 2007, primarily as a result of higher sales volume and average fuel costs.

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

Amortization expenses increased to $7.2 million in 2007 from $3.3 million in 2006, due to the full impact in 2007 of the acquisition of the Soup and Infant Feeding Business which occurred in the second quarter of 2006, the acquisition of San Antonio Farms in the second quarter of 2007, and the acquisition of E.D. Smith in the fourth quarter of 2007.

Other operating income in 2007 decreased $19.4 million due to several non-recurring items which occurred in 2006. In 2007, we recognized a gain on the sale of certain assets related to the La Junta, Colorado facility of $0.3 million.

Other operating expense in 2006 includes a $29.4 million curtailment gain generated as a result of transferring the postretirement medical benefits of certain union employees from a company funded plan to a multiemployer union sponsored plan. In 2006, we also recorded an $8.2 million charge to write down the Mocha Mix® trademark to reflect a reduction in its realizable value. The $8.2 million charge is related to the North American Retail Grocery segment. Also included in 2006 is the income from the sale of the La Junta, Colorado distribution center of $1.3 million, offset by $2.6 million of costs associated with the closing of the La Junta, Colorado facilities.

Operating Income — Operating income in 2007 was $84.9 million, an increase of $0.6 million, or 0.7% from operating income of $84.4 million in 2006, largely as a result of solid operating results and the effect of the acquisitions in 2006 and 2007, which offset the $29.4 million curtailment gain of postretirement benefits recorded in 2006. Our operating margin was 7.3% in 2007 as compared to 9.0% in the prior year.

Other (income) expense — Other (income) expense includes interest expense, interest income, foreign exchange gains and losses, and other (income) and expenses.

Interest expense in 2007 was $22.0 million, an increase of $9.1 million from 2006. The increase is primarily due to increased debt levels resulting from our 2007 acquisitions.

Interest income in 2007 was $0.1 million versus $0.7 million in 2006. Interest income in 2006 was the result of investment income.

The impact of changes in foreign currency resulted in a gain in 2007 of $3.5 million, primarily due to the forward purchase of Canadian currency used in the 2007 acquisition of E.D. Smith.

Income Taxes — Income tax expense was recorded at an effective rate of 37.4% for 2007 compared to 37.9% for 2006. The decrease is primarily due to the lower tax rate on the Canadian operations of E.D. Smith.

Discontinued operations — Our loss on discontinued operations was $30 thousand in 2007 versus a gain of $155 thousand in 2006 due to the sale of assets in 2006.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Results by Segment

North American Retail Grocery

	Year Ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$663,506	100.0%	$502,787	100.0%
Cost of sales	509,308	76.8	386,179	76.8

Gross profit	154,198	23.2	116,608	23.2
Freight out and commissions	45,138	6.8	33,081	6.6
Direct selling and marketing	23,767	3.5	11,957	2.4

Direct operating income	$85,293	12.9%	$71,570	14.2%

Net sales in the North American Retail Grocery segment increased by $160.7 million, or 32.0% for the year ended December 31, 2007 compared to the prior year. The change in net sales was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2006 Net sales	$502,787
Volume	(7,942)	(1.6)%
Mix/other	(11,384)	(2.2)
Acquisitions	161,943	32.2
Pricing	18,102	3.6

2007 Net sales	$663,506	32.0%

The increase in net sales from 2006 to 2007 resulted primarily from the full year impact on sales from the Soup and Infant Feeding acquisition in 2006 and the acquisitions of San Antonio Farms in May 2007 and E.D. Smith in October 2007. Price increases were taken in the second half of 2007, due to rising raw material, packaging and natural gas costs.

Cost of sales increased from $386.2 million in 2006 to $509.3 million in 2007 primarily as a result of acquisitions, as cost of sales as a percentage of net sales was the same as in 2006.

Freight out and commissions paid to independent brokers increased $12.1 million or 36.4%, to $45.1 million in 2007 compared to $33.1 million in 2006 as a result of acquisitions and increased volume, as a percentage of net sales, freight out and commissions remained consistent with 2006 levels.

Food Away From Home

	Year Ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$254,580	100.0%	$240,778	100.0%
Cost of sales	209,927	82.5	194,092	80.6

Gross profit	44,653	17.5	46,686	19.4
Freight out and commissions	10,932	4.3	12,319	5.1
Direct selling and marketing	5,401	2.1	3,807	1.6

Direct operating income	$28,320	11.1%	$30,560	12.7%

Net sales of the Food Away From Home segment increased by $13.8 million, or 5.7%, for the year ended December 31, 2007 compared to the prior year. The change in net sales was due to the following;

	Dollars	Percent
	(Dollars in thousands)

2006 Net sales	$240,778
Volume	(4,918)	(2.0)%
Mix/other	(4,294)	(1.8)
Acquisitions	20,287	8.4
Pricing	2,727	1.1

2007 Net sales	$254,580	5.7%

The increase in net sales from 2006 to 2007 resulted primarily from the full year impact on sales from the Soup and Infant Feeding acquisition in 2006 and the acquisitions of San Antonio Farms in May 2007 and E.D. Smith in October 2007 and price increases taken in the second half of 2007 due to rising raw material, packaging and natural gas costs. Volume declined as the Company moved away from certain low margin customers.

Cost of sales as a percentage of net sales increased from 80.6% in 2006 to 82.5% in 2007, as price increases to our customers only partially offset increases in raw material, packaging, and energy costs, combined with improvements in operating efficiencies.

Freight out and commissions paid to independent brokers decreased $1.4 million to $10.9 million in 2007 compared to $12.3 million in 2006. Freight out and commissions as a percentage of net sales decreased from 5.1% in 2006 compared to 4.3% in 2007, as a result of better management of customer shipments.

Industrial and Export

	Year Ended December 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$239,816	100.0%	$195,831	100.0%
Cost of sales	198,376	82.7	158,547	81.0

Gross profit	41,440	17.3	37,284	19.0
Freight out and commissions	7,976	3.3	7,545	3.9
Direct selling and marketing	761	0.4	665	0.3

Direct operating income	$32,703	13.6%	$29,074	14.8%

Net sales of the Industrial and Export segment increased by $44.0 million, or 22.5%, for the year ended December 31, 2007 compared to the prior year. The change in net sales was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2006 Net sales	$195,831
Volume	1,813	0.9%
Mix/other	12,222	6.3
Acquisitions	16,888	8.6
Pricing	13,062	6.7

2007 Net sales	$239,816	22.5%

The increase in net sales from 2006 to 2007 resulted primarily from acquisition of the soup co-pack business and price increases in 2007 due to rising input costs.

Cost of sales as a percentage of net sales increased from 81.0% in 2006 to 82.7% in 2007, as price increases to our customers did not fully offset increases in raw material, packaging, and energy costs, combined with improvements in operating efficiencies.

Freight out and commissions paid to independent brokers increased $0.4 million to $8.0 million in 2007 compared to $7.5 million in 2006, primarily due to acquisitions. Freight out and commissions as a percentage of net sales decreased from 3.9% in 2006 compared to 3.3% in 2007, as a result of a change in the mix of shipping methods towards customer provided freight.

Known Trends and Uncertainties

Prices of Raw Materials

We were adversely affected by rising input costs during 2008 and 2007, and we expect our financial results to be affected by fluctuating input costs throughout 2009.

Many of the raw materials used in our products rose to unusually high levels during 2008, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. Fluctuating fuel costs are also impacting our results. While prices for many of our raw materials decreased from their historic highs reached earlier this year, the Company expects moderate price volatility for the next year with an upward trend. We manage the impact, wherever possible, by locking in prices on quantities required to meet our production requirements. In addition, we offset the effect by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. In addition, in instances of declining input costs, customers may be looking for price reductions in situations where we have locked into pricing at higher costs.

Competitive Environment

There has been significant consolidation in the retail grocery and foodservice industries in recent years, and mass merchandisers are gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer, large customers. There can be no assurance that we will be able to keep our existing customers, or gain new customers. As the consolidation of the retail grocery and foodservice industry continues, we could lose sales if any one or more of our existing customers were to be sold.

Both the difficult economic environment and the increased competitive environment at the retail and foodservice levels have caused competition to become increasingly intense in our business. We expect this trend to continue for the foreseeable future.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. Over the most recent three year period, the Company has generated $331.7 million in cash flow from operating activities. We use this source of liquidity to finance acquisitions, pay down outstanding debt, and fund our annual capital expenditures. Management increased its focus on working capital management and has taken actions to reduce inventories and drive incremental cash flow. If additional borrowing is needed to finance future acquisitions, approximately $219.4 million was available on the revolving credit facility as of December 31, 2008. This facility expires in 2011. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

The Company believes it has sufficient liquidity and does not anticipate a significant risk to cash flows in the foreseeable future despite the current disruption of the credit markets, because the Company operates in a relatively stable industry and has sizable market share across its product lines. Our long-term financing needs will depend largely on potential acquisition activity.

The impact of the reduction in equity values of the stock market has resulted in a reduced funded balance of our Pension Plan, and will require additional cash contributions, which we expect to fund by cash flows from operations. The Company expects to make contributions of approximately $7.0 million in 2009.

Sources of Capital

Revolving Credit Facility — On August 30, 2007, the Company entered into Amendment No. 2 to our unsecured revolving Credit Agreement, as amended (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 2 reduces the available liquidity requirement with respect to permitted acquisitions and reduces the required consolidated interest coverage ratio at the end of each fiscal quarter. The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million. The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $8.6 million in letters of credit have been issued but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of December 31, 2008.

During 2008, the Company entered into a $200 million long-term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed rate of 2.9% interest rate base for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. The Company did not apply hedge accounting and recorded the fair value of this instrument on its balance sheet within other long term liabilities. The fair value of the swap, using Level 2 inputs, was a liability of approximately $7.0 million. The Company recorded the expense related to the mark to market adjustment of $7.0 million within the Other (income) expense line of the Consolidated Statements of Income.

On September 22, 2006, we completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013 pursuant to a Note Purchase Agreement among TreeHouse and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption. Net proceeds were used to repay outstanding indebtedness under the revolving Credit Agreement. We are in compliance with all applicable covenants as of December 31, 2008.

Seasonality

Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of cucumber and fruit production driven by harvest cycles, which occur primarily during the spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of soup in the summer months in anticipation of large seasonal shipments that begin late in the third quarter.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$28,224	$41,622	$44,856
Loss (income) from discontinued operations	336	30	(155)
Depreciation & amortization	45,854	34,986	24,651
Stock-based compensation	12,193	13,580	18,794
Loss on foreign currency exchange	9,034	—	—
Mark to market adjustment on interest swap	6,981	—	—
Gain on disposition of assets	(469)	(498)	(728)
Write-down of impaired assets	5,991	—	8,200
Deferred income taxes	5,314	5,940	12,964
Curtailment of postretirement benefit obligation	—	—	(29,409)
Changes in operating assets and liabilities, net of acquisitions	62,428	611	(19,376)
Other	(240)	161	53

Net cash provided by continuing operations	175,646	96,432	59,850
Net cash provided by discontinued operations	(10)	(30)	(224)

Net cash provided by operating activities	$175,636	$96,402	$59,626

Our cash from operations increased from $96.4 million in 2007 to $175.6 million in 2008, primarily due to an aggressive effort at reducing our working capital investment. Significant improvements were made by managing both inventories, a $70.5 million improvement compared to 2007, and accounts payable, a $22.3 million improvement compared to 2007.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from investing activities:
Additions to property, plant and equipment	$(55,471)	$(19,814)	$(11,374)
Insurance proceeds	12,047	—	—
Cash outflows for acquisitions and investments, less cash acquired	(251)	(449,937)	(287,701)
Proceeds from sale of fixed assets	1,679	1,465	2,150

Net cash used in continuing operations	(41,996)	(468,286)	(296,925)
Net cash provided by discontinued operations	157	467	147

Net cash used in investing activities	$(41,839)	$(467,819)	$(296,778)

In 2008, cash used in investing activities decreased by $426.0 million from 2007, when we acquired E.D. Smith and San Antonio Farms. Capital additions were $55.9 million in 2008, compared to $22.9 million in 2007. Capital spending in 2008 included plant efficiencies and upgrades to our Pittsburgh plant water and power systems, capacity expansion at our North East, Pennsylvania facility, repair of New Hampton, Iowa facility, which was damaged by fire in February of 2008, and purchase of a Company airplane. The expenditures related to the New Hampton, Iowa facility were partially offset by proceeds received from the resulting insurance claim.

We expect capital spending programs to be $35.0 million in 2009. Capital spending in 2009 will focus on productivity improvements and expansion at our North East, Pennsylvania and Pittsburgh plants and routine equipment upgrades or replacements at all of our plants, which number 17 across the United States and Canada.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from financing activities:
Proceeds from issuance of debt	$—	$440,035	$350,000
Net repayment of debt	(145,537)	(59,150)	(120,362)
Payments of deferred financing costs	—	(230)	(2,587)
Excess tax benefits from stock-based payment arrangements	377	—	624
Proceeds from stock option exercises	5,434	44	1,482

Net cash provided by (used in) financing activities	$(139,726)	$380,699	$229,157

Net cash used in financing activities changed from a $380.7 million source of funds in 2007 to a $139.7 million use of funds in 2008. In 2007, we borrowed $440.0 million, primarily to finance the E.D. Smith and San Antonio Farms acquisitions. In 2008, we did not complete any acquisitions and used the cash flow generated to pay down our outstanding debt.

Contractual Obligations

The following table summarizes our obligations and commitments to make future payments as of December 31, 2008:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Indebtedness, Purchase & Lease Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Revolving credit facility(1)	$389,856	$6,696	$383,160	$—	$—
Senior notes(2)	130,150	6,030	12,060	112,060	—
Capital lease obligations(3)	866	320	362	130	54
Purchasing obligations(4)	170,597	157,910	9,094	2,936	657
Operating leases(5)	34,776	11,073	14,681	7,733	1,289
Benefit obligations(6)	25,771	1,586	4,050	4,894	15,241
Deferred compensation(7)	3,650	127	258	1,001	2,264
FIN 48 liability(8)	575	—	575	—	—

Total	$756,241	$183,742	$424,240	$128,754	$19,505

(1)	Revolving credit facility obligation includes principal of $372.0 million and interest at an average rate of 1.80% at December 31, 2008. The principal is due August 31, 2011. (See Note 10)

(2)	Senior note obligation includes principal and interest payments based on a fixed interest rate of 6.03%. Principal payment is due September 30, 2013. (See Note 10).

(3)	Payments required under long-term capitalized lease contracts.

(4)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(5)	In accordance with GAAP, these obligations are not reflected in the accompanying balance sheets. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.

(6)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.

(7)	Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions of current employees based on age.

(8)	The FIN 48 long term liability recorded by the Company is $1.1 million at December 31, 2008, 50% of which is expected to be settled within one to three years. The remaining 50% or $0.6 million has been excluded from the table. The timing of cash settlement for this portion, if any, cannot be reasonably estimated due to offsetting positions and conclusions upon audit. The Company’s gross unrealized tax benefit is approximately $2.0 million. The difference between the gross unrealized tax benefit and the FIN 48 liability is due to the inclusion of corollary positions, interest, penalties, as well as the impact of state taxes on the federal tax liability, which are included in the computation of the FIN 48 liability but not the gross unrecognized tax benefit. (See Note 9 to our Consolidated Financial Statements.)

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

See Note 20 to our Consolidated Financial Statements for more information about our commitments and contingent obligations.

Critical Accounting Policies

“Critical accounting policies” are defined as those that are both most important to the portrayal of a company’s financial condition and results and that require our most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to the Consolidated Financial Statements for a detailed discussion of these and other accounting policies.

Accounts Receivable — We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. As these factors change, our estimates change and we could accrue different amounts for doubtful accounts in different accounting periods. At December 31, 2008, our allowance for doubtful accounts was $0.5 million, or approximately 0.6% of the accounts receivable balance. We also maintain an allowance for customer promotional programs, marketing co-op programs and other sales and marketing expenses. This allowance is based on historical rolling twelve month average program activity and can fluctuate due to the level of sales and marketing programs. This allowance was $7.3 million and $10.5 million, at December 31, 2008 and 2007, respectively.

Goodwill and Intangible Assets — Goodwill and intangible assets totaled $721.6 million as of December 31, 2008, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized. For purposes of goodwill impairment testing, our reporting units are defined as Retail Grocery — U.S., Retail Grocery — Canada, Food Away From Home — U.S., Food Away From Home — Canada, Industrial Bulk and Co-Pack.

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

Indefinite lived trademarks and goodwill are evaluated for impairment annually in the fourth quarter, or more frequently, if other events occur, to ensure that fair value continues to exceed the related book value. An indefinite lived trademark is impaired if its book value exceeds fair value. Goodwill impairment is indicated if the book value of its reporting unit exceeds its fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows. Future business results could impact the evaluation of our goodwill and intangible assets.

The Company completed its annual goodwill and indefinite lived intangible asset impairment analysis as of December 31, 2008. Our assessment was completed with the assistance of an independent third party valuation specialist, and did not result in goodwill impairment. We have six reporting units, five of which contain goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates to determine margins and growth rates. Discount rates selected for each reporting unit varied, with the weighted average of all discount rates being equal to the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Further supporting our assessment of goodwill is the fact that our Company’s stock price has increased from December 31, 2007 to December 31, 2008 by over 18%. However, if the fair value of one of our reporting units, which contains $11.7 million of goodwill, decreases by approximately 6.0% due to changes in expected cash flows or key assumptions, the reporting unit could potentially be impaired in the future. Our other reporting units’ fair values were well in excess of their carrying values. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which include our trade names, using the relief from royalty method. Significant assumptions include the royalty, growth and discount rates. Our assumptions were based on historical performance and management estimates, as well as available data on licenses of similar products. Our analysis resulted in the impairment of our San Antonio Farms® trade name, totaling approximately $0.6 million, and is related to the North American Retail Grocery segment. No other impairment was identified. Our analysis also resulted in changing the classification of the San Antonio Farms®, Steinfeld® and Natures Goodness® trade names from indefinite to definite lived assets. Our change in classification is consistent with the Company’s policy that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. We reviewed our amortizable intangible definite lived assets and concluded no changes are necessary to the remaining useful lives or values.

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

Income Taxes — Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We periodically estimate our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which would have an impact on our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time.

Stock-Based Compensation — Income from Continuing Operations Before Income Taxes, for the years ended December 31, 2008 and December 31, 2007, included share-based compensation expense for employee and director stock options, restricted stock, restricted stock units, and performance units of $12.2 million and $13.6 million, respectively.

The fair value of stock options, restricted stock, restricted stock unit awards and performance units (the “Awards”) is determined on the date of grant. Stock options were valued using a Black Scholes model and certain restricted stock and restricted stock units were valued using a Monte Carlo simulation. Performance units and all other restricted stock and restricted stock unit awards were valued using the closing price of the Company’s stock on the date of grant. Share-based compensation expense, as calculated and recorded under SFAS No. 123(R), could have been impacted, if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. As the Company’s stock was not publicly traded prior to June 27, 2005, expected volatilities are based on the implied historical volatilities from peer companies and other factors. The Company has estimated that certain employees will complete the required service conditions associated with certain restricted stock, restricted stock units, stock options and performance unit awards. For all other employees, the Company estimates forfeitures as not all employees are expected to complete all the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company does not have significant history to determine the expected term of its option awards, we based the expected term on that of comparable companies. The assumptions used to calculate the option and restricted stock awards granted in 2008 are presented in Note 13 to the Consolidated Financial Statements.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2008 and 2007, we recorded accrued liabilities related to these retained risks of $8.5 million and $8.2 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history and cost trends could result in substantially different results in the future.

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

In 2005, we retained investment consultants to assist our Investment Committee with the transition of plan assets to a master trust and to help our Investment Committee formulate a long-term investment policy for the newly established master trust. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2008, our master trust was invested as follows: equity securities of 63%; fixed income securities of 33%; and cash and cash equivalents of 4%.

We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plan’s investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 7.60%.

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, generally accepted accounting principles require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 6.25%, at December 31, 2008.

See Note 15 to our Consolidated Financial Statements for more information regarding our employee pension and retirement benefit plans.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

The Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. Under the terms of the Company’s revolving credit agreement, and in conjunction with our credit spread, this will result in an all in borrowing cost on the swapped principal being no more than 3.8% during the life of the swap agreement.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, other than our interest rate swap agreement, as of December 31, 2008, which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance of $372.0 million under our revolving credit facility, and adjusting for the $200 million fixed rate swap agreement, as of December 31, 2008, each 1% rise in our interest rate would increase our interest expense by approximately $1.7 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2008, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, rose to unusually high levels in the middle of 2008. Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.

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

Changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging and fuel costs, our operating profits and margins could be materially adversely affected. In addition, in instances of declining input costs, customers may be looking for price reductions in situations where we have locked into pricing at higher costs.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements for 2008 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL 60154

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 25, 2009

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$2,687	$9,230
Receivables, net of allowance for doubtful accounts of $478 and $637	86,837	76,951
Inventories, net	245,790	297,692
Deferred income taxes	6,769	2,790
Net assets of discontinued operations	—	544
Assets held for sale	4,081	—
Prepaid expenses and other current assets	10,315	7,068

Total current assets	356,479	394,275
Property, plant and equipment, net	270,664	265,007
Goodwill	560,874	590,791
Deferred income taxes	—	3,504
Identifiable intangible and other assets, net	167,665	202,381

Total assets	$1,355,682	$1,455,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$187,795	$144,090
Current portion of long-term debt	475	677

Total current liabilities	188,270	144,767
Long-term debt	475,233	620,452
Deferred income taxes	27,485	27,517
Other long-term liabilities	44,563	33,913
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 40,000,000 shares authorized, 31,544,515 and 31,204,305 shares issued and outstanding, respectively	315	312
Additional paid-in-capital	569,262	550,370
Retained earnings	113,948	85,724
Accumulated other comprehensive loss	(63,394)	(7,097)

Total stockholders’ equity	620,131	629,309

Total liabilities and stockholders’ equity	$1,355,682	$1,455,958

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net sales	$1,500,650	$1,157,902	$939,396
Cost of sales	1,208,626	917,611	738,818

Gross profit	292,024	240,291	200,578
Operating costs and expenses:
Selling and distribution	115,731	94,636	74,884
General and administrative	61,741	53,931	57,914
Amortization expense	13,528	7,195	3,268
Other operating (income) expenses, net	13,899	(415)	(19,842)

Total operating costs and expenses	204,899	155,347	116,224

Operating income	87,125	84,944	84,354
Other (income) expense:
Interest expense	27,614	22,036	12,985
Interest income	(107)	(112)	(665)
Loss (gain) on foreign currency exchange	13,040	(3,469)	—
Other (income) expense, net	7,123	(36)	—

Total other expense	47,670	18,419	12,320

Income from continuing operations, before income taxes	39,455	66,525	72,034
Income taxes	10,895	24,873	27,333

Income from continuing operations	28,560	41,652	44,701
Income (loss) from discontinued operations, net of tax expense (benefit) of $(213), $(19) and $95, respectively	(336)	(30)	155

Net income	$28,224	$41,622	$44,856

Weighted average common shares:
Basic	31,341	31,203	31,158
Diluted	31,469	31,351	31,396
Basic earnings per common share:
Income from continuing operations	$.91	$1.33	$1.43
Income (loss) from discontinued operations, net of tax	(.01)	—	.01

Net income	$.90	$1.33	$1.44

Diluted earnings per common share:
Income from continuing operations	$.91	$1.33	$1.42
Income (loss) from discontinued operations, net of tax	(.01)	—	.01

Net income	$.90	$1.33	$1.43

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Loss	Equity
	(In thousands)

Balance, December 31, 2005	31,088	$311	$516,071	$(748)	$(2,279)	$513,355

Net income	—	—	—	44,856	—	44,856
Minimum pension liability adjustment, net of tax benefit of $1,461	—	—	—	—	2,279	2,279
Loss on derivatives, net of tax of $710	—	—	—	—	(1,128)	(1,128)
Amortization of loss on derivatives, net of tax of $34	—	—	—	—	53	53

Comprehensive income	—	—	—	—	—	46,060
Initial impact upon adoption of SFAS 158:
Pension, net of tax of $2,009	—	—	—	—	(3,155)	(3,155)
Postretirement obligation, net of tax of $549	—	—	—	—	(875)	(875)
Stock options exercised, including tax benefit of $624	114	1	2,105	—	—	2,106
Adjustment of deferred taxes related to Distribution	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	18,794	—	—	18,794

Balance, December 31, 2006	31,202	312	536,934	44,108	(5,105)	576,249

Net income	—	—	—	41,622	—	41,622
Pension & post-retirement liability adjustment, net of tax of $768	—	—	—	—	1,172	1,172
Foreign currency translation adjustment	—	—	—	—	(3,325)	(3,325)
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	161	161

Comprehensive income	—	—	—	—	—	39,630
Stock options exercised, including tax benefit of $2	2	—	44	—	—	44
Stock options forfeited	—	—	(188)	—	—	(188)
Adoption of FIN 48	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	13,580	—	—	13,580

Balance, December 31, 2007	31,204	312	550,370	85,724	(7,097)	629,309

Net income	—	—	—	28,224	—	28,224
Pension & post-retirement liability adjustment, net of tax of $4,070	—	—	—	—	(6,261)	(6,261)
Foreign currency translation adjustment	—	—	—	—	(50,198)	(50,198)
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	162	162

Comprehensive loss	—	—	—	—	—	(28,073)
Stock options exercised, including tax benefit of $1,356	341	3	6,787	—	—	6,790
Stock options forfeited	—	—	(88)	—	—	(88)
Stock-based compensation	—	—	12,193	—	—	12,193

Balance, December 31, 2008	31,545	$315	$569,262	$113,948	$(63,394)	$620,131

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$28,224	$41,622	$44,856
Loss (income) from discontinued operations	336	30	(155)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,326	27,791	21,383
Amortization	13,528	7,195	3,268
Stock-based compensation	12,193	13,580	18,794
Loss on foreign currency exchange, intercompany note	9,034	—	—
Mark to market adjustment on interest swap	6,981	—	—
Gain on disposition of assets	(469)	(498)	(728)
Write-down of impaired assets	5,991	—	8,200
Deferred income taxes	5,314	5,940	12,964
Curtailment of postretirement benefit obligation	—	—	(29,409)
Excess tax benefits from stock-based compensation	(377)	—	—
Other	137	161	53
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(14,395)	10,164	(20,495)
Inventories	43,396	(27,115)	(23,219)
Prepaid expenses and other assets	(2,063)	4,390	(1,938)
Accounts payable, accrued expenses and other liabilities	35,490	13,172	26,276

Net cash provided by continuing operations	175,646	96,432	59,850
Net cash used in discontinued operations	(10)	(30)	(224)

Net cash provided by operating activities	175,636	96,402	59,626
Cash flows from investing activities:
Additions to property, plant and equipment	(55,471)	(19,814)	(11,374)
Insurance proceeds	12,047	—	—
Cash outflows for acquisitions and investments, less cash acquired	(251)	(449,937)	(287,701)
Proceeds from sale of fixed assets	1,679	1,465	2,150

Net cash used in continuing operations	(41,996)	(468,286)	(296,925)
Net cash provided by discontinued operations	157	467	147

Net cash used in investing activities	(41,839)	(467,819)	(296,778)
Cash flows from financing activities:
Proceeds from issuance of debt	—	440,035	350,000
Net repayment of debt	(145,537)	(59,150)	(120,362)
Payments of deferred financing costs	—	(230)	(2,587)
Excess tax benefits from stock-based payment arrangements	377	—	624
Proceeds from stock option exercises	5,434	44	1,482

Net cash provided by (used in) financing activities	(139,726)	380,699	229,157

Effect of exchange rate changes on cash and cash equivalents	(614)	(58)	—
Increase (decrease) in cash and cash equivalents	(6,543)	9,224	(7,995)
Cash and cash equivalents, beginning of year	9,230	6	8,001

Cash and cash equivalents, end of year	$2,687	$9,230	$6

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended December 31, 2008, 2007 and 2006)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — The Company is a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered creamer, soup and infant feeding products, pickles and related products, salad dressings, sauces, jams and pie fillings, aseptic products, Mexican sauces and refrigerated salad dressings and liquid non-dairy products.

Basis of Consolidation— The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to use judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates.

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

We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives and amortization expense is included in depreciation expense. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible and Other Assets — Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life

Customer relationships	Straight-line method over 5 to 15 years
Trademarks/trade names	Straight-line method over 10 to 20 years
Non-competition agreements	Straight-line method over the terms of the agreements
Deferred financing costs	Straight-line method over the terms of the related debt
Formulas/recipes	Straight-line method over 5 to 7 years

Indefinite lived trademarks and goodwill are evaluated for impairment annually in the fourth quarter or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived trademarks are impaired and goodwill impairment is indicated when their book value exceeds fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows.

Stock-Based Compensation — Effective July 1, 2005, we adopted the requirements of SFAS 123(R), Share-Based Payment.  This Statement requires that compensation paid with equity instruments be measured at grant-date fair value and that the resulting expense be recognized over the relevant service period.

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

The Company has net operating loss and tax credit carry forwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss and tax credit carry forwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the operating loss and tax credit carry forwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

Foreign Currency Translation and Transactions — The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in Other (income) expense, in the Consolidated Statements of income.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $60.2 million, $48.1 million and $40.0 million, for years ended 2008, 2007 and 2006, respectively.

Derivative Financial Instruments — From time to time, we utilize derivative financial instruments including interest rate swaps, foreign currency contracts and forward purchase contracts to manage our exposure to interest rate, foreign currency and commodity price risks. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and SFAS No. 149. We do not hold or issue financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not designated as hedges according to GAAP must be adjusted to fair value through earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of the gain or loss is reported as accumulated other comprehensive income and reclassified into earnings in the same period when the hedged transaction affects earnings. The ineffective gain or loss is recognized in current earnings. For further information about our derivative instruments see Note 21.

Capital Lease Obligations — Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

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

Research and Development Costs — We record research and development charges to expense as they are incurred. The expenditures totaled $6.9 million, $4.8 million and $2.7 million, for years ended 2008, 2007 and 2006, respectively.

Advertising Costs — Advertising costs are expensed as incurred and reported in the selling and distribution line of our Consolidated Statements of Income.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which delays the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 that were not deferred, the adoption of which did not significantly impact the Company. We will adopt the remaining provisions of SFAS 157 beginning January 1, 2009. The adoption of the remaining provisions of this Statement are not expected to materially impact the Company. We will apply these new provisions to future assessments of fair value where applicable, which are expected to include future acquisitions and impairment analyses under FASB statement 142. We do not expect our conclusions of impairment to change solely due to the adoption of these provisions.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115, that permits measurement of financial instruments and other certain items at fair value. SFAS 159 does not require any new fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS 159 did not have an impact on our financial statements as we elected not to fair value financial instruments and certain other items under SFAS 159.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, a replacement of SFAS 141, Business Combinations. The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination, and applies to business combinations for which the acquisition date is on or after December 31, 2008, and may not be early adopted. The Company will adopt SFAS 141(R) for acquisitions after the effective date.

In December 2007, FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB 51. The provisions of SFAS 160 outline the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application is prohibited. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We do not expect this Statement to impact the Company’s financial statements upon adoption.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires increased qualitative, and credit-risk disclosures. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. Further, entities are encouraged, but not required to provide comparative disclosures for earlier periods. We will adopt the provisions of SFAS 161 beginning January 1, 2009, and do not expect its adoption to impact the Company. We will provide the required disclosure beginning with our first quarter report on Form 10-Q in 2009.

In May 2008, FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States. It does not change current practice. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Adoption of this Statement will not have an impact on our financial statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF 08-6, Equity Method Investment Accounting Considerations, was issued in November 2008 and is effective for transactions occurring in fiscal years beginning on or after December 15, 2008. This EITF was issued to provide guidance on how to apply Account Principles Board Opinion 18 as a result of the issuance and adoption of SFAS 141(R) and SFAS 160. EITF 08-6 resulted in four consensuses: (1) the initial carrying amount of an equity method investment should be determined by applying the cost accumulation model in appendix D of SFAS 141(R), (2) when reviewing for impairment, Opinion 18 should be used, (3) share issuances by the investee should be accounting for as if the equity method investor sold a proportionate share of its investment, and (4) when the investment is no longer accounted for under Opinion 18 and is instead within the scope of cost method accounting or SFAS 115, the investor should prospectively apply the provisions of Opinion 18 or SFAS 115 and use the current carrying amount of the investment as its initial cost. The adoption of EITF 08-6 is not expected to have a significant impact on the Company.

On December 30, 2008, the FASB issued FASB Staff Position (FSP) 132R-1, Employers Disclosures about Postretirement Benefit Plan Assets. This FSP is effective for fiscal years ending after December 15, 2009. This FSP requires disclosure about investment policies and strategies, the fair value of each major category of plan assets, the methods and inputs used to develop fair value measurements of plan assets, and concentrations of credit risk. As this FSP only pertains to disclosure areas, the Company does not expect its impact upon adoption to be significant.

3.	ACQUISITIONS

In April 2007, the Company acquired 49% of the voting stock of Santa Fe Ingredients, a New Mexico based chili processing company supplying leading packaged food companies with industrial green chili and jalapeno peppers in aseptic drums. In August 2007, the Company made loans to Santa Fe Ingredients in the form of convertible notes to fund working capital requirements in the amount of approximately $2.3 million. The terms of this transaction have not been disclosed as we believe the amounts are not significant. The investment is being accounted for under the equity method of accounting.

On May 4, 2007, the Company acquired substantially all of the assets of DeGraffenreid, LLC, a processor and distributor of pickles and related products to the foodservice industry, from Bell-Carter Foods, Inc. for $10.8 million. The company is located in Springfield, Missouri and had annual sales of approximately $23.0 million. The purchase included all of the company’s working capital and production equipment. Concurrent with the acquisition of assets, the Company entered into a lease for the land and buildings used in the operation of the acquired business. The acquisition has been accounted for under the purchase method of accounting and results of operations are included in our financial statements from the date of acquisition.

On May 31, 2007, the Company completed the acquisition of all the partnership interests and other outstanding equity interests in VDW Acquisition, Ltd. (“VDW”) pursuant to a purchase agreement dated April 20, 2007 with Silver Brands Partners II, LP, VDW Farms, Ltd. and VDW Management, LLC. VDW is a San Antonio, Texas based manufacturer of Mexican sauces, including salsa, picante sauce, cheese dip, enchilada and taco sauces, which are sold to retail customers primarily under private label arrangements and to food service customers under the San Antonio Farms label. This acquisition expanded our product offerings, primarily in the private label market. San Antonio Farms had annual revenue of approximately $45.3 million.

The Company paid a cash purchase price of $89.4 million, which includes acquisition related costs of $1.0 million and a working capital adjustment of $0.5 million. The transaction was financed through borrowings under the Company’s credit facility.

The acquisition has been accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition. The purchase price was

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to the net assets acquired based upon fair values at the date of acquisition. We have made an allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)

Cash	$4
Receivables	4,432
Inventory	4,652
Property plant and equipment	8,510
Trade names	970
Formulas/recipes	237
Customer relationships	21,580
Non-compete agreement	1,620
Goodwill	50,041
Other assets	144

Total assets purchased	92,190
Assumed liabilities	(2,821)

Total purchase price	$89,369

On October 15, 2007, the Company acquired all the operating assets of E.D. Smith Income Fund (the “Fund”), including all of the outstanding equity interests in E.D. Smith & Sons, GP, Ltd., E.D. Smith & Sons, LP and E.D. Smith & Sons, Limited pursuant to a purchase and sale agreement with E.D. Smith Operating Trust, E.D. Smith Limited Partnership and the Fund dated June 24, 2007, collectively E.D. Smith. E.D. Smith is a Canadian manufacturer of branded and private label jams, pie fillings, ketchup, sauces, and salad dressings that serve both retail and foodservice customers in the United States and Canada. The acquisition of E.D. Smith allows the Company to expand its product offerings and distribution network domestically and internationally. E.D. Smith had annual sales of approximately $295 million.

The Company paid a cash purchase price of approximately $347.8 million, which includes acquisition related costs of approximately $6.0 million. The transaction was financed through borrowings under the Company’s credit facility.

The acquisition has been accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities acquired based upon fair values.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)

Cash	$1,954
Receivables	26,980
Inventory	45,770
Property plant and equipment	50,860
Trade names	27,581
Recipes	1,627
Customer relationships	87,580
Supply agreements	377
Other assets	1,886
Deferred taxes	4,597
Goodwill	159,672

Total assets acquired	408,884
Accounts payable and accruals	(40,563)
Other long-term liabilities	(5,617)
Deferred taxes	(14,895)

Total liabilities acquired	(61,075)

Total purchase price	$347,809

In connection with the acquisition, the Company established and approved plans to integrate certain operations of E.D. Smith with the existing operations of the Company, for which the Company recorded approximately $12.0 million in purchase accounting adjustments under the guidance in EITF 95-3, Recognition of Liabilities in Connection with a Business Combination. The purchase accounting adjustments include the establishment of reserves, primarily related to severance (approximately $10.0 million). Additional reserves were established for the integration of certain facilities. There were payments of approximately $2.0 million and $0.1 million related to these reserves for the years ended December 31, 2008 and 2007, respectively. Cash payments for severance are expected to be fully paid by the end of 2010. See Note 4 regarding the closure of the Cambridge, Ontario manufacturing plant.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma summary presents the effect of the DeGraffenreid, San Antonio Farms and E.D. Smith businesses acquired in the second and fourth quarters of 2007, respectively, as though the businesses had been acquired as of January 1, 2007, and is based upon unaudited financial information of the acquired entities. There were no acquisitions during 2008.

Year Ended
December 31, 2007
(In thousands, except
per share data)

Net sales as reported	$1,157,902
Net sales of purchased businesses, for the period prior to acquisition	245,735

Pro forma net sales	$1,403,637

Net income, as reported	$41,622
Net loss of purchased businesses, for the period prior to acquisition	(8,757)

Pro forma net income	$32,865

Basic earnings per common share:
As reported	$1.33
Effect of purchased businesses, for the period prior to acquisition	(.28)

Pro forma earnings per share — basic	$1.05

Diluted earnings per common share:
As reported	$1.33
Effect of purchased businesses, for the period prior to acquisition	(.28)

Pro forma earnings per share — diluted	$1.05

4.	FACILITY CLOSINGS

For the twelve months ended December 31, 2008, the Company recorded $12.8 million of costs, (included in Other operating expense in our Condensed Consolidated Statements of Income), related to the closure of the Portland, Oregon plant, which included a fixed asset impairment charge of $5.2 million to reduce the carrying value of the Portland facility to its net realizable value, $6.7 million for contract terminations and other costs, as well as $1.0 million for severance. The following is a summary of the liabilities recorded by the Company as of and during the year ended December 31, 2008:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			December 31,
	2007	Accruals	Payments	2008
		(In thousands)

Contract terminations	$—	$3,092	$(3,092)	$—
Work force reductions	—	970	(933)	37
Capital lease and service contract buyout	5,681	1,694	(7,375)	—

Total	$5,681	$5,756	$(11,400)	$37

The Portland facility was closed in the second quarter of 2008. Total costs are expected to be $13.9 million, of which $8.6 million will be in cash. We expect to incur approximately $1.1 million related to the closure, of which $0.8 million pertains to expected executory costs. The company expects to fund these costs through cash from operations.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 3, 2008, the Company announced plans to close its salad dressings manufacturing plant in Cambridge, Ontario. Production will be moved to the Company’s existing manufacturing facilities in Canada and the United States. The closure will result in the Company’s production capabilities being more aligned with the needs of our customers. The Company intends to cease all operations by July 2009. The majority of the closure costs were included as costs of the acquisition of E.D. Smith and are not expected to impact earnings. Total costs are expected to be approximately $1.8 million. As of December 31, 2008, the Company has accrued approximately $1.7 million for the closure, the components of which include $1.2 million for severance and $0.5 million for closing and other costs. No payments were made in 2008. The Company expects payments to be completed by the end of 2009, with all payments expected to be funded by cash from operations.

5.	INVENTORIES

	December 31,
	2008	2007
	(In thousands)

Raw materials and supplies	$82,869	$89,328
Finished goods	181,311	222,452
LIFO reserve	(18,390)	(14,088)

Total	$245,790	$297,692

Approximately $83.0 million and $92.4 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2008 and 2007, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2008 and 2007, over the amount at which these inventories were valued on the consolidated balance sheets. During 2008 and 2006, we incurred LIFO inventory liquidations that reduced our cost of sales and increased pre-tax income by $3.1 million and $1.1 million, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2008	2007
	(In thousands)

Land	$7,341	$9,672
Buildings and improvements	85,361	82,217
Machinery and equipment	267,856	252,962
Construction in progress	30,041	16,897

Total	390,599	361,748
Less accumulated depreciation	(119,935)	(96,741)

Property, plant and equipment, net	$270,664	$265,007

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)

Balance at December 31, 2006	$240,049	$56,029	$86,504	$382,582
Goodwill from acquisition	130,639	30,492	47,078	208,209

Balance at December 31, 2007	370,688	86,521	133,582	590,791
Purchase price adjustment	(145)	(13)	—	(158)
Foreign currency exchange adjustment	(26,892)	(2,867)	—	(29,759)

Balance at December 31, 2008	$343,651	$83,641	$133,582	$560,874

Approximately $194.8 million of goodwill is deductible for tax purposes.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$27,824	$—	$27,824	$44,367	$—	$44,367
Intangible assets with finite lives:
Customer-related	137,693	(23,430)	114,263	152,812	(13,607)	139,205
Non-compete agreements	2,620	(1,422)	1,198	2,646	(708)	1,938
Trademarks	17,610	(1,385)	16,225	8,500	(970)	7,530
Formulas/recipes	1,583	(378)	1,205	1,849	(87)	1,762

Total other intangibles	$187,330	$(26,615)	$160,715	$210,174	$(15,372)	$194,802

As of December 31, 2008, the weighted average remaining useful life for the amortizable intangible assets are (1) customer related at 12.3 years, (2) non-compete agreements at 1.7 years, (3) trademarks at 17.8 years and (4) formulas/recipes at 4.0 years. The weighted average remaining useful life in total for all amortizable intangible assets is 12.8 years as of December 31, 2008.

Amortization expense on intangible assets was $13.5 million, $7.2 million and $3.3 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated intangible asset amortization expense for the next five years is as follows:

(In thousands)

2009	$13,081
2010	$12,597
2011	$10,705
2012	$10,404
2013	$10,174

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite lived trademarks and goodwill are evaluated for impairment annually in the fourth quarter or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived trademarks are impaired and goodwill impairment is indicated when their book value exceeds fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows.

Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

During our 2008 impairment review, we determined that the Steinfeld’s® pickle trademark, Natures Goodness® infant feeding trademark and San Antonio Farms® salsa trademarks can no longer be classified as indefinite lived, and we will amortize their remaining balance over their expected remaining useful life of 10, 20 and 10 years , respectively, beginning in 2009. Our review resulted in an impairment expense of approximately $0.6 million related to our San Antonio Farms® trademark and is recorded within the Other operating (income) expense line of our Consolidated Statements of Income, and pertains to the North American Retail Grocery segment.

During our 2007 impairment review, we determined that the Farman’s® pickle trademark can no longer be classified as indefinite lived, and we are amortizing the remaining balance over the expected remaining useful life of 20 years. Our review did not result in impairment. Amortization of this trademark began in 2008.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2008	2007
	(In thousands)

Accounts payable	$135,502	$102,626
Payroll and benefits	15,208	19,350
Insurance(1)	9,555	—
Interest and taxes	4,670	7,821
Health insurance, workers’ compensation and other insurance costs	4,143	4,471
Marketing expenses	4,694	3,728
Other accrued liabilities	14,023	6,094

Total	$187,795	$144,090

(1)	See Note 17 Insurance Claim — New Hampton.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

Components of Earnings from Continuing Operations, Before Income Taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic source	$35,966	$71,106	$72,034
Foreign source	3,489	(4,581)	—

Earnings from continuing operations, before income tax	$39,455	$66,525	$72,034

The following table presents the components of the 2008, 2007 and 2006 provision for income taxes:

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)
	(In thousands)

Current:
Federal	$3,858	$15,072	$12,359
State	1,546	3,300	2,010
Foreign	177	561	—

	5,581	18,933	14,369

Deferred:
Federal	3,665	7,462	10,940
State	350	1,377	2,024
Foreign	1,299	(2,899)	—

	5,314	5,940	12,964

Total income tax expense	$10,895	$24,873	$27,333

(1)	Excludes $(0.2) million, $(0.02) million and $0.1 million income tax expense (benefit) related to discontinued operations in 2008, 2007 and 2006, respectively.

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Income:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Tax at statutory rate	$13,809	$23,285	$25,212
State income taxes	1,233	3,041	2,621
Tax benefit of cross-border intercompany financing structure	(4,762)	—	—
Reduction of enacted tax rates on deferred tax liabilities (Canada)	—	(1,359)	—
Other, net	615	(94)	(500)

Total provision for income taxes	$10,895	$24,873	$27,333

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Pension and postretirement benefits	$5,688	$3,531
Accrued liabilities	11,141	13,911
Loss and credit carry forwards	6,315	9,009
Stock compensation	20,783	16,169
Unrealized foreign exchange loss	3,202	—
Unrealized loss on interest swap	2,676	—

Total deferred tax assets	49,805	42,620

Deferred tax liabilities:
Depreciation and amortization	(68,354)	(61,513)
Asset valuation reserves	(2,167)	(2,330)

Total deferred tax (liabilities)	(70,521)	(63,843)

Net deferred income tax asset (liability)	$(20,716)	$(21,223)

Classification of net deferred tax assets (liabilities) in the Consolidated Balance Sheets is as follows:

	December 31,
	2008	2007
	(In thousands)

Current assets	$6,769	$2,790
Non-current assets	—	3,504
Non-current liabilities	(27,485)	(27,517)

Total net deferred tax (liabilities)	$(20,716)	$(21,223)

No valuation allowance has been provided on deferred tax assets as management believes it is more likely than not that the deferred income tax assets will be fully recoverable.

The Americans Job Creation Act of 2004, enacted in October 2004, created a new deduction for manufacturers for their domestic production activities. The effect on the Company’s effective tax rate for continuing operations for 2008, 2007 and 2006 was a reduction of 0.5%, 1.0% and 0.4%, respectively.

We had the following tax loss and tax credit carry forwards as of December 31, 2008:

		Years of Expiration:
	Amount	Beginning	Ending
	(In thousands)

U.S. federal loss carry forwards	$2,767	2025	2026
U.S. state loss carry forwards	2,813	2014	2026
U.S. federal excess interest expense	1,592	No expiration
Foreign loss carry forwards	14,832	2013	2027
Foreign credit carry forwards	576	2011	2025

Total carry forwards	$22,580

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of these tax loss and tax credit carry forwards are associated with the 2007 acquisition of E.D. Smith. The U.S. federal and state losses and excess interest expense limitation under Internal Revenue Code Section 163(j) are subject to limitation under Section 382 of the Internal Revenue Code. Management has considered the potential impact of Section 382 and believes that all of the above carry forwards will more likely than not be utilized. Thus, no offsetting valuation allowance has been recorded.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions. The Company was formed on January 25, 2005 and thus is subject to federal and state income tax examinations from 2005 forward. The Internal Revenue Service (“IRS”) completed an examination of the Company’s 2005 and 2006 federal income tax returns in the second quarter of 2008. The Company paid tax adjustments of approximately $0.3 million that are primarily temporary items, the impact of which will reverse in future years. The Company has various state tax examinations in process, which are expected to be completed in due course.

E.D. Smith and its affiliates are subject to Canadian, U.S. and state tax examinations from 2003 forward. The IRS is currently conducting an examination of E.D. Smith’s U.S. affiliates for 2005. That examination is expected to be completed in 2009.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized an immaterial adjustment to its liability for unrecognized tax benefits. During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Unrecognized tax benefits beginning balance	$1,769	$224
Additions based on tax positions related to the current year	212	155
Additions based on tax positions of prior years	654	1,422
Reductions for tax positions of prior years	(118)	(32)
Foreign currency translation	(215)	—
Payments	(307)	—

Unrecognized tax benefits ending balance	$1,995	$1,769

The Company does not anticipate any significant adjustments to its unrecognized tax benefits within the next twelve months.

Included in the balance at December 31, 2008 are amounts that are offset by deferred taxes (i.e., temporary differences) or amounts that would be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, only $0.8 million of the amount accrued at December 31, 2008 would impact the effective tax rate, if reversed.

The Company recognizes interest expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008 and 2007, the Company recognized $0.2 million and $0.1 million in interest and penalties in income tax expense, respectively. No interest or penalties were recognized in 2006. The Company had approximately $0.5 million and $0.4 million for the payment of accrued interest and penalties at December 31, 2008 and 2007, respectively.

The Company considers its investment in E.D. Smith to be permanent and therefore, under Accounting Principles Board (APB) 23, Accounting for Income Taxes — Special Areas, the Company has not provided

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. income taxes on the earnings of E.D. Smith or the translation of its financial statements into U.S. dollars. A provision has not been established because it is our present intention to reinvest the E.D. Smith undistributed earnings indefinitely in Canada. The determination of the amount of unrecognized U.S. federal income tax liabilities for the E.D. Smith unremitted earnings at December 31, 2008 is not practical at this time.

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the year ended December 31, 2008, the Company recognized a tax benefit of approximately $5.3 million related to this item.

10.	LONG-TERM DEBT

	December 31,
	2008	2007
	Amount	Amount
	Outstanding	Outstanding
	(In thousands)

Revolving credit facility	$372,000	$511,500
Senior notes	100,000	100,000
Tax increment financing and other debt	3,708	9,629

	475,708	621,129
Less current portion	(475)	(677)

Total long-term debt	$475,233	$620,452

The scheduled maturities of long-term debt, at December 31, 2008, were as follows (in thousands):

2009	$475
2010	448
2011	372,290
2012	283
2013	102,160
Thereafter	52

Total outstanding debt	$475,708

Revolving Credit Facility — On August 30, 2007, the Company entered into Amendment No. 2 of our unsecured revolving Credit Agreement, as amended (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 2 reduces the available liquidity requirement with respect to permitted acquisitions and reduces the required consolidated interest coverage ratio at the end of each fiscal quarter. The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million. The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $8.6 million in letters of credit have been issued but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of December 31, 2008. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements. The Credit Agreement expires August 31, 2011. As of December 31, 2008, available funds under this facility totaled $219.4 million,

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans, or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans. The applicable margin for Eurodollar loans is based on our consolidated leverage ratio and ranges from 0.295% to 0.90%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on all commitments under the credit facility. Our average interest rate on debt outstanding under our Credit Agreement at December 31, 2008 was 1.80%.

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

Senior Notes — On September 22, 2006, we completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States, absent registration or an applicable exemption. Net proceeds were used to repay outstanding indebtedness under the revolving Credit Agreement. Interest is paid semi-annually in arrears on March 31 and September 30 of each year. For the year ended December 31, 2008, the Company exceeded the permitted leverage ratio of 3.5 to 1.0 requiring an additional interest payment of 1.0% per annum. The maximum permitted leverage ratio is 4.0 to 1.0, therefore, the Company was in compliance with the covenants of the Note Purchase Agreement. The Company’s leverage ratio was under 3.5 to 1.0 at December 31, 2008 and, therefore, the Company does not expect to pay the additional interest of 1.0% in 2009.

The Note Purchase Agreement contains covenants that limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of December 31, 2008. Events of default include, but are not limited to:

•	failure to pay principal or interest,

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	breach of the Company’s covenants or warranties,

•	any payment default or acceleration of indebtedness of the Company or any subsidiary, if the total amount of such indebtedness exceeds $25 million, and

•	events of bankruptcy, insolvency or liquidation involving the Company or its material subsidiaries.

Swap Agreements — The Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of agreement, $200 million in floating rate debt was swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. Under the terms of the Company’s revolving credit agreement and in conjunction with our credit spread, this will result in an all in borrowing cost on the swapped principal being no more than 3.8% during the life of the swap agreement. The Company did not apply hedge accounting to this swap.

In July 2006, the Company entered into a forward interest rate swap transaction for a notional amount of $100 million, as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated Other Comprehensive Loss in the Balance Sheet. The total loss will be reclassified ratably to the Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of the senior notes. In 2008, $0.3 million of the loss was taken into interest expense. We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2009.

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the Soup and Infant Feeding Business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2008, $2.9 million remains outstanding. Interest accrues at an annual rate of 6.61% for the $0.6 million tranche which is due on November 1, 2011; 6.71% for the $0.4 million tranche which is due on November 1, 2013; and 7.16% for the $1.9 million tranche which is due on May 1, 2019.

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

The Company, through its E.D. Smith subsidiary, entered into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. These contracts did not qualify for hedge accounting. The Company recorded the fair value of these contracts on the Consolidated Balance Sheet and has recorded the change in fair value through the Consolidated Statement of Income, within Other (Income) Expense. All foreign currency contracts have expired as of December 31, 2008. During 2008, the Company realized approximately $0.7 million in gains on these contracts. For the period October 15, 2007

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through December 31, 2007, the Company recorded a loss on these contracts totaling approximately $0.2 million.

12.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common stock — The Company has authorized 40 million shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

As of December 31, 2008, there were 31,544,515 common shares issued and outstanding. There is no treasury stock.

Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation includes the incremental effect related to outstanding options whose market price is in excess of the grant price. Certain restricted stock units and restricted stock awards are subject to market conditions for vesting. The market conditions for the restricted stock units and restricted stock awards were not met as of December 31, 2008, and thus the incremental effect of the related restricted stock units and restricted stock awards were excluded from the diluted earnings per share calculation.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Weighted average common shares outstanding	31,341	31,203	31,158
Assumed exercise of stock options(1)	96	148	92
Assumed vesting of restricted stock and restricted stock units	32	—	146

Weighted average diluted common shares outstanding	31,469	31,351	31,396

(1)	The assumed exercise of stock options excludes 2.2 million, 2.1 million and 1.7 million of options outstanding, which were anti-dilutive for the years ended December 31, 2008, 2007 and 2006, respectively.

13.	STOCK-BASED COMPENSATION

Our Board adopted and our stockholders approved the TreeHouse Foods, Inc. 2005 Long-Term Incentive Plan. The Plan was amended and restated as the “TreeHouse Foods, Inc. Equity and Incentive Plan” on February 16, 2007. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee determines specific awards for our executive officers. For all other employees below the position of senior vice president (or any analogous title), and if the committee designates, our Chief Executive Officer or such other officers will, from time to time, determine specific persons to whom awards under the Plan will be granted and the extent of, and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, also will make all other necessary decisions and interpretations under the Plan.

Under the Plan, the Compensation Committee may grant awards of various types of equity-based compensation, including stock options, restricted stock, restricted stock units, performance shares and performance units and other types of stock-based awards, and cash-based compensation consisting of annual bonuses. The maximum number of shares that are available to be awarded under the Plan is approximately 6.0 million.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from continuing operations before tax, for the years ended December 31, 2008, 2007 and 2006 included share-based compensation expense for employee and director stock options, restricted stock, restricted stock units and performance units of $12.2 million, $13.6 million and $18.8 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $4.6 million, $5.3 million and $7.1 million for 2008, 2007 and 2006, respectively.

The Company has estimated that certain employees will complete the required service conditions associated with certain restricted stock, restricted stock units, stock options and performance unit awards. For all other employees, the Company estimates forfeitures, as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the awards.

Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. Options were also granted to our non-employee directors. All options granted have three year terms which vest one-third on each of the first three anniversaries of the grant date, and a maximum term of ten years.

The following table summarizes stock option activity during 2008:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value

Outstanding, December 31, 2007	2,100,878	457,300	$26.26	7.6	$2,971,492
Granted	442,700	4,800	$23.94
Forfeited	(37,650)	(14,299)	$26.98
Exercised	(19,991)	(321,684)	$16.01

Outstanding, December 31, 2008	2,485,937	126,117	$27.21	7.4	$3,394,930

Vested/expect to vest, at December 31, 2008	2,437,510	123,617	$27.25	7.4	$3,282,888

Exercisable, December 31, 2008	1,661,404	89,445	$28.40	6.7	$1,246,409

During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was approximately $3.8 million, $5.0 thousand and $1.6 million, respectively. The tax benefit recognized from stock option exercises in 2008, 2007 and 2006 was approximately $1.4 million, $2.0 thousand and $0.6 million, respectively. Compensation expense related to unvested options totaled $6.4 million at December 31, 2008 and will be recognized over the remaining vesting period of the grants, which averages 1.7 years. The average grant date fair value of options granted, in 2008, 2007 and 2006 was $8.09, $9.23 and $9.05, respectively.

In addition to stock options, certain key management employees were granted restricted stock and restricted stock units, pursuant to the terms of their employment agreements. These restricted shares vest one-third each January, and are subject to a market condition that requires that the total stockholder return of TreeHouse exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test at January 27, 2007 through 2010 that allows for vesting of previously unvested grants, if the total stockholder return test is met on a cumulative basis. Subsequent to June 27, 2008, all the restricted stock units may vest on any date where the Company’s stock price exceeds $29.65 for a 20 trading day period. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units, in the second quarter of 2005, pursuant to the employment agreements, and 43,000 shares of restricted stock in the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first quarter of 2007, that are also subject to the total stockholder return of TreeHouse as compared to its peer group as described above. No restricted stock units were issued in 2007.

During 2008, the Company began issuing restricted stock and restricted stock units to non-employee directors and a larger pool of employees. Generally the restricted stock and restricted stock unit awards granted during 2008 vest based on the passage of time. Awards granted to employees generally vest one-third on each anniversary of the grant date. Additionally, certain restricted stock awards issued to our executives are subject to a performance condition that requires operating income for the previous twelve months to be greater than $0. This condition may be satisfied on a yearly or cumulative basis over three years. Restricted stock units granted to our non-employee directors vest over one year. The fair value of these awards is equal to the closing price of our stock on the date of grant. The following table summarizes the restricted stock and restricted stock unit activity during 2008:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant	Employee	Grant	Director	Grant
	Employee	Date	Restricted	Date	Restricted	Date
	Restricted	Fair	Stock	Fair	Stock	Fair
	Stock	Value	Units	Value	Units	Value

Unvested, at January 1, 2008	626,622	$24.26	584,339	$25.31	—	—
Granted	786,600	$24.07	14,600	$24.12	22,200	$24.06
Vested	—	—	—	—	—	—
Forfeited	(900)	$24.06	—	—	—	—

Unvested, at December 31, 2008	1,412,322	$24.15	598,939	$25.28	22,200	$24.06

Compensation expense for all restricted stock and restricted stock units totaled $6.4 million in 2008, $7.0 million in 2007, and $12.8 million in 2006.

Future compensation cost for restricted stock and restricted stock units is approximately $16.0 million as of December 31, 2008, and will be recognized on a weighted average basis, over the next 2.5 years.

Performance unit awards were granted to certain members of senior management during 2008. These awards contain service and performance conditions. For each performance period (July 1, 2008 through December 31, 2008, calendar 2009 and calendar 2010), one third of the units will accrue multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period (July 1, 2008 through December 31, 2010), a number of units will accrue equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee on the third anniversary of the grant date, June 27, 2011. The Company intends to settle these awards in stock and has the shares available to do so. For the performance period ended December 31, 2008, the Company achieved 94% of the target, accordingly 94% of the first tranche of awards have accrued. The Company continues to expect that 100% of the awards will accrue and vest over the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative performance and service period, subject to estimated forfeitures. The following table summarizes the performance unit activity during the twelve months ended December 31, 2008:

Weighted
Average
	Performance	Grant Date
	Units	Fair Value

Unvested, at December 31, 2007	—	—
Granted	72,900	$24.06
Vested	—	—
Forfeited	—	—

Unvested, at December 31, 2008	72,900	$24.06

Future compensation cost related to the performance units is estimated to be approximately $1.4 million as of December 31, 2008, and is expected to be recognized over the next 2.5 years. The grant date fair value of the awards granted in 2008 was equal to the Company’s closing stock price on the grant date.

The fair value of stock options, restricted stock, restricted stock unit awards and performance units (the “Awards”) is determined on the date of grant using the assumptions noted in the following table or the market price of the Company’s stock on the date of grant. Stock options were valued using a Black Scholes model and certain restricted stock and restricted stock units were valued using a Monte Carlo simulation. Performance units and all other restricted stock and restricted stock unit awards were valued using the closing price of the Company’s stock on the date of grant. As the Company’s stock was not publicly traded prior to June 27, 2005, expected volatilities are based on the implied historical volatilities from peer companies and other factors. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company began operations in 2005, we do not have significant history to determine the expected term of our awards based on our experience alone. As such, we based our expected term on that of comparable companies. The assumptions used to calculate the value of the option awards granted in 2008, 2007 and 2006 and the restricted stock awards granted in 2007 are presented as follows:

2008	Stock Options	Restricted Stock	Restricted Stock Units

Expected volatility	26.37%	—	—
Expected dividends	—	—	—
Expected term	6.0 years	—	—
Risk-free interest rate	3.53%	—	—

2007	Stock Options	Restricted Stock	Restricted Stock Units

Expected volatility	22.61%	35.6%	—
Expected dividends	—	—	—
Expected term	6.0 years	1.58 years	—
Risk-free interest rate	5.00%	4.74%	—

2006	Stock Options	Restricted Stock	Restricted Stock Units

Expected volatility	28.5%	—	—
Expected dividends	—	—	—
Expected term	6.0 years	—	—
Risk-free interest rate	5.18%	—	—

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized		Accumulated
	Foreign	Pension and	Derivative	Other
	Currency	Postretirement	Financial	Comprehensive
	Translation(1)	Benefits	Instrument	Loss
	(In thousands)

Balance at December 31, 2005	$—	$(2,279)	$—	$(2,279)
Minimum pension liability adjustment	—	2,279	—	2,279
Impact of adoption of SFAS 158	—	(4,030)	—	(4,030)
Other comprehensive loss	—	—	(1,075)	(1,075)

Balance at December 31, 2006	—	(4,030)	(1,075)	(5,105)
Other comprehensive loss	(3,325)	1,172	161	(1,992)

Balance at December 31, 2007	(3,325)	(2,858)	(914)	(7,097)
Other comprehensive loss	(50,198)	(6,261)	162	(56,297)

Balance at December 31, 2008	$(53,523)	$(9,119)	$(752)	$(63,394)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in the Canadian subsidiary, E.D. Smith.

15.	EMPLOYEE PENSION AND RETIREMENT BENEFIT PLANS

Pension and Postretirement Benefits — Certain of our employees and retirees participate in pension and other postretirement benefit plans. At the time of the acquisition of the Soup and Infant Feeding Business from Del Monte, the related obligations were assumed by the Company. Employee benefit plan obligations and expenses included in the Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions.

Defined Contribution Plans — Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 20% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2008, 2007 and 2006, the Company made matching contributions to the plan of $2.8 million, $2.0 million and $1.4 million, respectively.

Multiemployer Pension and Certain Union Plans — The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The Multiemployer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multiemployer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. In 2008, 2007 and 2006, the contributions to these plans, which are expensed as incurred, were $1.7 million, $1.8 million and $1.7 million, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Pension Plans  — The Company established a tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to TreeHouse eligible salaried and non-union and union employees not covered by a multi-employer pension plan. We also retain investment consultants to assist our Investment Committee with formulating a long-term investment policy for the master trust. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2008, our master trust was invested as follows: equity securities of 63%, fixed income securities of 33%, and cash and cash equivalents of 4%. The measurement date for the defined benefit pension plans is December 31.

The expected long-term rate-of-return-on-assets is based on projecting long-term market returns for the various asset classes in which the plans assets are invested, weighted by the target asset allocations. Active management of the plan assets may result in adjustments to the historical returns. The rate of return assumption is reviewed annually.

Pension benefits for eligible salaried and non-union TreeHouse employees were frozen in 2002 for years of creditable service. For these employees incremental pension benefits are only earned for changes in compensation effecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by ERISA. The Company estimates that its 2009 contributions to its pension plans will be $7.0 million.

Other Postretirement Benefits — Certain employees participate in benefit programs which provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plan is unfunded. The Company estimates that its 2009 contributions to its postretirement benefit plan will be $0.1 million. The measurement date for the other postretirement benefit plans is December 31.

Post Employment Medical Plan Curtailment — Effective with the acquisition of the Soup and Infant Feeding Business from Del Monte Foods, Inc. on April 24, 2006, the Company became responsible for the funding and administration of postretirement medical benefits for certain hourly employees at the Pittsburgh production facility and recorded a liability of $31.2 million. On November 17, 2006, the Company and the local union entered into an agreement, whereby all of the Local 325 union employees will be covered under the multiemployer postretirement medical benefits plan of UFCW Local Union 23, effective on January 1, 2007. As such, the Company transferred its liability to the multiemployer plan and no longer carries a liability for the accumulated benefit obligation of employees covered under that plan. The Company’s responsibility for the accumulated benefit obligation ceased effective December 31, 2006, resulting in a plan curtailment. The curtailment resulted in a one-time gain of $29.4 million, $18.0 million net of tax, which is included in Other Operating (Income) Expenses, Net on the Consolidated Statements of Income. The Company contributed approximately $0.4 million to the post employment medical plan in 2008.

The Company still maintains responsibility for certain current and retired union employees, and has recorded a liability of $4.0 million to cover their accumulated benefit obligations.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Change in benefit obligation:
Benefit obligation, at beginning of year	$27,942	$28,336	$3,619	$4,827
Service cost	1,755	1,733	218	245
Amendments	1,541	84	—	(780)
Settlements	—	222	—	—
Interest cost	1,807	1,655	218	204
Actuarial (gains) losses	2,291	(998)	(2)	(799)
Benefits paid	(1,796)	(3,090)	(94)	(78)

Benefit obligation, at end of year	$33,540	$27,942	$3,959	$3,619

Change in plan assets:
Fair value of plan assets, at beginning of year	$17,425	$15,957	$—	$—
Actual return on plan assets	(5,488)	167	—	—
Company contributions	7,459	4,391	94	78
Benefits paid	(1,796)	(3,090)	(94)	(78)

Fair value of plan assets, at year end	$17,600	$17,425	$—	$—

Funded status of the plan	$(15,940)	$(10,517)	$(3,959)	$(3,619)

Amounts recognized in the Consolidated Balance Sheet consist of:
Current liability	$—	$—	$(110)	$(96)
Non-current liability	(15,940)	(10,517)	(3,849)	(3,523)

Net amount recognized	$(15,940)	$(10,517)	$(3,959)	$(3,619)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$(10,609)	$(1,398)	$565	$575
Prior service cost	(4,450)	(3,388)	(644)	(712)

Total, before tax effect	$(15,059)	$(4,786)	$(79)	$(137)

	Pension Benefits
	2008	2007
	(In thousands)

Accumulated benefit obligation:	$30,849	$24,786
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	6.25%	6.25%
Rate of compensation increases	4.00%	4.00%

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key actuarial assumptions used to determine the healthcare benefit obligations as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Pre-65	Post 65	Pre-65	Post 65

Healthcare inflation:
Initial rate	8.0%	10.0%	9.0%	11.0%
Ultimate rate	5.0%	5.0%	5.0%	5.0%
Year ultimate rate achieved	2011	2013	2011	2013
Discount rate	6.25%	6.25%	6.25%	6.25%

The following table summarizes the net periodic cost of our pension plans and postretirement plans, for the years ended December 31, 2008, 2007 and 2006:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
	(In thousands)			(In thousands)

Components of net periodic costs:
Service cost	$1,755	$1,733	$1,275	$218	$245	$314
Interest cost	1,807	1,655	1,469	218	204	214
Expected return on plan asset	(1,505)	(1,347)	(1,081)	—	—	—
Amortization of unrecognized prior service cost	479	479	347	(68)	(68)	—
Amortization of unrecognized net loss	73	—	23	8	50	93
FAS 88 settlement charge	—	387	202	—	—	—

Net periodic pension cost	$2,609	$2,907	$2,235	$376	$431	$621

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	6.25%	5.75%	5.50-5.75%	6.25%	5.50-5.75%	5.50-6.15%
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—
Expected return on plan assets	7.60%	7.60%	7.60%	—	—	—

The estimated amount that will be amortized from accumulated other comprehensive income into net pension cost in 2009 is as follows:

	Pension	Postretirement
	(In thousands)

Net actuarial loss	$590	$13
Prior service cost	$580	$(68)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension	Postretirement
	Benefit	Benefit
	(In thousands)

2009	$1,476	$110
2010	$1,897	$125
2011	$1,909	$119
2012	$2,155	$131
2013	$2,473	$135
2014-2018	$14,270	$971

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

	2008	2007
	(In thousands)

1% Increase:
Benefit obligation, end of year	$754	$687
Service cost plus interest cost for the year	$103	$99
1% Decrease:
Benefit obligation, end of year	$(627)	$(572)
Service cost plus interest cost for the year	$(83)	$(79)

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

We incurred Other Operating (Income) Expense, Net of $13.9 million, $(0.4) million and $(19.8) million, for the years ended December 31, 2008, 2007 and 2006, respectively. Other Operating (Income) Expenses, Net consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Facility closing costs and impairment charges related to the Portland, Oregon plant	$12,839	$—	$—
Loss on fire at New Hampton, Iowa facility	500	—	—
Facility closing costs and impairment charges related to the La Junta, Colorado plant	—	—	2,633
Impairment of trademarks and other intangibles	560	—	8,200
Gain on curtailment of postretirement benefits	—	—	(29,409)
Gain on sale of La Junta, Colorado distribution center	—	—	(1,266)
Gain on sale of La Junta, Colorado manufacturing facility	—	(415)	—

Total other operating (income) expense, net	$13,899	$(415)	$(19,842)

17.	INSURANCE CLAIM — NEW HAMPTON

In February 2008, the Company’s non-dairy powdered creamer plant in New Hampton, IA was damaged by a fire, which left the facility unusable. The Company has worked throughout 2008 to repair the facility and it is expected to be operational in the first quarter of 2009. We filed a claim with our insurance provider and have received approximately $37.5 million in reimbursements for property damage and incremental expenses incurred to service our customers throughout this period. We expect to incur a total of approximately $44 million in expenses related to this claim, all of which are expected to be reimbursed by our insurance provider, less a $0.5 million deductible. As of December 31, 2008, the Company has a liability of approximately $9.6 million recorded primarily related to reimbursements for replacing the fixed assets in excess of the net book value of the fixed assets destroyed in the fire. This liability is expected to be resolved during 2009 upon finalization of the claim, with any remaining amounts being reversed to income and recorded as a gain. An additional component of our claim is for lost income, the impact of which is not recorded until the claim is finalized and cash is received.

18.	DISCONTINUED OPERATIONS

In the fourth quarter of 2008, the Company wrote-off the value of the remaining assets consisting of machinery and equipment of the nutritional beverage business that was discontinued in 2004. The loss of approximately $0.3 million, net of tax, is included in the Consolidated Statements of Income in the line Income (loss) from discontinued operations, net of tax expense (benefit). The Company was not able to find a buyer for these assets.

19.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Interest paid	$29,153	$22,037	$11,270
Income taxes paid	$10,959	$11,166	$17,538
Accrued purchase of property and equipment	$3,819	$3,124	$—

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	COMMITMENTS AND CONTINGENCIES

Leases — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $27.3 million, $22.2 million and $14.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The composition of capital leases which are reflected as Property, plant and equipment in the Consolidated Balance Sheets are as follows:

	December 31,
	2008	2007
	(In thousands)

Machinery and equipment	$1,237	$6,947
Less accumulated amortization	(657)	(2,128)

Total	$580	$4,819

Purchase Obligations — We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes, including cucumbers and tank yard space.

Future minimum payments at December 31, 2008, under non-cancelable capital leases, operating leases and purchase obligations are summarized as follows:

	Capital	Operating	Purchase
	Leases	Leases	Obligations
	(In thousands)

2009	$320	$11,073	$157,910
2010	274	8,171	6,420
2011	88	6,510	2,674
2012	64	4,739	2,238
2013	66	2,994	698
Thereafter	54	1,289	657

Total minimum payments	866	$34,776	$170,597

Less amount representing interest	(78)

Present value of capital lease obligations	$788

Insurance — We have established insurance programs with retention of selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. The deductibles for casualty claims range from $50 thousand to $500 thousand, depending upon the type of coverage. We believe we have established adequate reserves to cover these claims.

Litigation, Investigations and Audits — We are party in the conduct of our business to certain claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, annual results of operations or cash flows.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	DERIVATIVE INSTRUMENTS

We utilize derivative financial instruments including rate swaps to manage our exposure to interest rate risks.

During 2008, the Company entered into a $200 million long-term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed rate of 2.9% interest rate base for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. The Company did not apply hedge accounting and recorded the fair value of this instrument on its balance sheet within other long term liabilities. The fair value of the swap was a liability of approximately $7.0 million. The Company recorded the expense related to the mark to market adjustment of $7.0 million within the Other (income) expense line of the Consolidated Statements of Income.

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable and the Company’s variable rate debt (revolving credit facility) are financial liabilities with carrying values that approximate fair value. As of December 31, 2008, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $98.9 million based on quoted market rates.

The fair value of the Company’s interest rate swap agreement as described in Note 21 as of December 31, 2008 was a liability of approximately $7.0 million. The fair value of the swap was determined using Level 2 inputs. Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.

23.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include pickles, peppers, relishes, salsas, condensed and ready to serve soup, broths, gravies, jams, salad dressings, sauces, non-dairy powdered creamer, aseptic products, and baby food. Brand names sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley’s®, Peter Piper®, and Steinfeld®. Also sold are brands related to sauces and syrups, Bennet’s®, Hoffman House®, Roddenbery’s Northwoods® and San Antonio Farms®. Infant feeding products are sold under the Nature’s Goodness ® brand, while our non-dairy powdered creamer is sold under our proprietary Cremora® brand. Our refrigerated products are sold under the Mocha Mix® and Second Nature® brand names, and our jams and other sauces are sold under the E.D. Smith® and Habitant® brand names.

Our Food Away From Home segment sells pickle products, non-dairy powdered creamers, salsas, aseptic and refrigerated products, and sauces to food service customers, including restaurant chains and food distribution companies, within the United States and Canada.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers. Export sales are primarily to industrial customers.

We evaluate the performance of our segments based on net sales dollars, gross profit and direct operating income (gross profit less freight out, sales commissions and direct segment expenses). The amounts in the following tables are obtained from reports used by our senior management team and do not include allocated income taxes. Other operating expenses that are not allocated include interest expense, stock based compensation, indirect segment expenses, foreign currency charges, mark to market adjustments on our interest rate swap, plant closing costs, research and development costs and other corporate expenses. Significant non cash components, other than depreciation and amortization, include our mark to market adjustment of our interest rate swap, that resulted in a $7.0 million charge as well as a foreign currency exchange charge of $9.1 million related to our intercompany note. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 “Summary of Significant Accounting Policies”.

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net sales:
North American Retail Grocery	$917,102	$663,506	$502,787
Food Away From Home	294,020	254,580	240,778
Industrial and Export	289,528	239,816	195,831

Total	1,500,650	1,157,902	939,396
Direct operating income:
North American Retail Grocery	114,511	85,293	71,570
Food Away From Home	32,133	28,320	30,560
Industrial and Export	33,473	32,703	29,074

Total	180,117	146,316	131,204
Other operating expenses	92,992	61,372	46,850

Operating income	$87,125	$84,944	$84,354

Depreciation:
North American Retail Grocery	$23,064	$19,476	$13,365
Food Away From Home	5,424	4,777	4,824
Industrial and Export	2,344	2,529	2,312
Corporate office	1,494	1,009	882

Total	$32,326	$27,791	$21,383

Trademark impairment:
North American Retail Grocery	$560	$—	$8,200
Food Away From Home	—	—	—
Industrial and Export	—	—	—

Total	$560	$—	$8,200

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information — We had revenues to customers outside of the United States of approximately 14.3% and 6.2% of total consolidated net sales in 2008 and 2007, respectively, with 13.6% going to Canada in 2008.

Long-lived assets outside the United States, excluding intangible assets, were $31.1 million and $38.7 million as of December 31, 2008 and 2007, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 15.1% and 13.8% of our consolidated net sales in 2008 and 2007, respectively. Sales to Wal-Mart, Inc. and affiliates are included in our North American Retail Grocery segment. No other customer accounted for more than 10% of our consolidated net sales.

Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented approximately 14.5% and 14.0% of our total trade receivables as of December 31, 2008 and 2007, respectively.

Product Information — The following table presents the Company’s net sales by major products.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Products:
Non-dairy powdered creamer	$351,838	$299,191	$267,385
Soup and infant feeding	336,519	322,223	224,189
Pickles	325,579	329,686	326,313
Salad dressing	156,884	29,295	—
Jams and other	153,927	29,973	—
Aseptic	83,198	80,784	78,392
Mexican sauces	52,718	25,862	—
Refrigerated	39,987	40,888	43,117

Total net sales	$1,500,650	$1,157,902	$939,396

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2008 and 2007:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)

Fiscal 2008
Net sales	$360,623	$367,369	$374,576	$398,082
Gross profit	70,389	68,629	73,160	79,846
Income from continuing operations, before income taxes	2,797	11,883	15,813	8,962
Net income(1)	2,061	8,292	11,080	6,791
Net income per common share:
Basic	.07	.27	.35	.22
Diluted	.07	.26	.35	.21
Fiscal 2007
Net sales	$258,984	$256,031	$271,951	$370,936
Gross profit	52,089	53,607	58,732	75,863
Income from continuing operations, before income taxes	12,153	15,172	16,948	22,252
Net income(2)	7,414	9,362	10,568	14,278
Net income per common share:
Basic	.24	.30	.34	.46
Diluted	.24	.30	.34	.46

(1)	Includes loss, net of tax, from discontinued operations of $(336) in the fourth quarter of 2008.

(2)	Includes loss, net of tax, from discontinued operations of $(9) and $(21) in the first and second quarters of 2007, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, with the participation of Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008. This report is included with this Form 10-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act , that occurred during the fourth quarter of the fiscal year covered by this report on Form 10-K, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL 60154

We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 25, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2009 Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2009 annual meeting of the stockholders under the headings, Directors And Management — Directors and Executive Officers and Election of Directors and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2009 Proxy Statement under the headings, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2009 Proxy Statement under the heading, Corporate Governance — Meetings of the Board of Directors and Committee Meetings/Role of Committees, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our April 30, 2009 Annual Meeting of Stockholders.

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

The information required by this item is included in the 2009 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Committee Reports — Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Committee Reports — Report of the Compensation Committee section of the 2009 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the 2009 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2009 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2009 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

1. Financial Statements filed as a part of this document under Item 8.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	76

3. Exhibits	77

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed Sam K. Reed	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Dennis F. Riordan Dennis F. Riordan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/s/ George V. Bayly George V. Bayly	Director	February 26, 2009

/s/ Diana S. Ferguson Diana S. Ferguson	Director	February 26, 2009

/s/ Frank J. O’Connell Frank J. O’Connell	Director	February 26, 2009

/s/ Ann M. Sardini Ann M. Sardini	Director	February 26, 2009

/s/ Gary D. Smith Gary D. Smith	Director	February 26, 2009

/s/ Terdema L. Ussery, II Terdema L. Ussery, II	Director	February 26, 2009

SCHEDULE II

TREEEHOUSE FOODS, INC.

VALUATION AND QUALIFYING ACCOUNTS
December 31, 2008, 2007 and 2006

Allowance for doubtful accounts deducted from accounts receivable:

	Balance	Charge		Write-Off of
	Beginning	(Credit) to		Uncollectible		Balance
Year	of Year	Income	Acquisitions	Accounts	Recoveries	End of Year
	(In thousands)

2006	$320	$(44)	$—	$(49)	$—	$227
2007	227	253	301	(147)	3	637
2008	637	150	—	(314)	5	478

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Distribution Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 28, 2005
2.2	Asset Purchase Agreement, dated as of March 1, 2006, by and between Del Monte Corporation and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 2, 2006
2.3	Purchase Agreement, dated as of April 20, 2007, among Silver Brands Partners II, L.P., VDW Farms, Ltd., VDW Management, L.L.C., and Bay Valley Foods, LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 23, 2007.
2.4	Purchase Agreement, dated as of June 24, 2007 between E.D. Smith Operating Trust, E.D. Smith Limited Partnership, E.D. Smith Income Fund and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2007.
3.1	Form of Restated Certificate of Incorporation of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
3.2	Form of Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
4.1	Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
4.2	Stockholders Agreement, dated January 27, 2005, by and between, TreeHouse Foods, Inc., Dean Foods Company, Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
4.3	Rights Agreement between TreeHouse Foods, Inc. and The Bank of New York, as rights agent is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005
4.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as an Exhibit to the Rights Agreement that is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005)
4.5	Form of Rights Certificate (attached as an Exhibit to the Rights Agreement that is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005)
10.1**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10.2**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10.3**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and E. Nichol McCully is incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10.4**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10.5**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10.6	Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005

Exhibit No.	Exhibit Description

10.7	Transition Services Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2005
10.8	Employee Matters Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 28, 2005
10.9	Tax Sharing Agreement, dated as of June 27, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 28, 2005
10.10	Trademark License Agreement between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 28, 2005
10.11	Trademark License Agreement between TreeHouse Foods, Inc. and Dean Foods Company, Dean Intellectual Property Services II, L.P. and Dean Specialty Intellectual Property Services, L.P. is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 28, 2005
10.12	Co-Pack Agreement, dated as of June 17, 2005, between Dean Foods Company and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated June 28, 2005
10.13**	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
10.14**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005
10.15	Credit Agreement dated as of June 27, 2005, between TreeHouse Foods, Inc. and a group of Lenders with Bank of America as Administrative Agent, Swing Line Lender and L/C Issuer is incorporated by reference to Exhibit 10.16 of our Form 10-Q filed with the Commission on May 12, 2006
10.16**	Executive Severance Plan, dated as of April 21, 2006, which became effective May 1, 2006 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2006
10.17	Amendment No. 1 dated as of August 31, 2006 to the Credit Agreement dated June 27, 2005 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 31, 2006
10.18	Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006
10.19**	Form of Performance — Vesting Restricted Stock Award Agreement is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2007.
10.20**	Form of Performance — Vesting Restricted Stock Award Agreement with Dennis F. Riordan is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission May 9, 2007.
10.21**	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.
10.22**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.
10.23	Amendment to No. 2 dated as of August 30, 2007 to the Credit Agreement dated June 27, 2005 is incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K dated September 4, 2007.
10.24**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2008.

Exhibit No.	Exhibit Description

10.25**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2008.
10.26**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 5, 2008.
10.27**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 5, 2008.
10.28**	Employment Agreement by and between TreeHouse Foods, Inc. and Dennis F. Riordan is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2008.
10.29**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.
10.30**	First Amendment to the TreeHouse Supplement Retirement Plan is incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated November 5, 2008.
10.31**	First Amendment to the TreeHouse Foods, Inc. 2008 Incentive Plan is incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated November 5, 2008.
10.32**	First Amendment to the Bay Valley Foods, LLC 2008 Incentive Plan is incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated November 5, 2008.
10.33**	First Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.
10.34**	Amended and Restated TreeHouse Foods, Inc. Executive Severance Plan is incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated November 5, 2008.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP
31.1	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement.