Form 10-Q
period 2009-03-31
TreeHouse Foods, Inc.
filed 2009-05-08
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑       No  ☐

Indicate by check mark weather the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

There were 31,549,158 shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 2009.

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,148	$2,687
Receivables, net	81,740	86,837
Inventories, net	255,206	245,790
Deferred income taxes	7,026	6,769
Prepaid expenses and other current assets	7,379	10,315
Assets held for sale	4,081	4,081
Total current assets	357,580	356,479
Property, plant and equipment, net	275,483	270,664
Goodwill	558,269	560,874
Identifiable intangible and other assets, net	162,631	167,665
Total assets	$1,353,963	$1,355,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$172,528	$187,795
Current portion of long-term debt	535	475
Total current liabilities	173,063	188,270
Long-term debt	480,346	475,233
Deferred income taxes	31,045	27,485
Other long-term liabilities	37,909	44,563
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized, 31,549,158 and 31,544,515 shares issued and outstanding, respectively	315	315
Additional paid-in capital	572,264	569,262
Retained earnings	126,684	113,948
Accumulated other comprehensive loss	(67,663)	(63,394)
Total stockholders’ equity	631,600	620,131
Total liabilities and stockholders’ equity	$1,353,963	$1,355,682

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Net sales	$355,396	$360,623
Cost of sales	283,685	290,234
Gross profit	71,711	70,389
Operating expenses:
Selling and distribution	25,781	28,664
General and administrative	15,773	15,242
Other operating expense, net	242	10,922
Amortization expense	3,258	3,487
Total operating expenses	45,054	58,315
Operating income	26,657	12,074
Other (income) expense:
Interest expense	4,498	7,731
Interest income	—	(20)
Loss on foreign currency exchange	2,060	1,860
Other income, net	(112)	(294)
Total other expense	6,446	9,277
Income before income taxes	20,211	2,797
Income taxes	7,479	736
Net income	$12,732	$2,061

Weighted average common shares:
Basic	31,547	31,204
Diluted	32,343	31,308
Net earnings per common share:
Basic	$.40	$.07
Diluted	$.39	$.07

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$12,732	$2,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,190	8,486
Amortization	3,258	3,487
Gain on derivative	—	(319)
Loss on foreign currency exchange, intercompany note	732	1,860
Stock-based compensation	2,900	2,781
Write down of impaired assets	—	5,231
Deferred income taxes	3,612	(710)
Other	12	81
Changes in operating assets and liabilities, net of acquisitions:
Receivables	4,643	(5,036)
Inventories	(10,124)	9,578
Prepaid expenses and other current assets	3,030	139
Accounts payable, accrued expenses and other current liabilities	(20,159)	4,979
Net cash provided by operating activities	8,826	32,618
Cash flows from investing activities:
Additions to property, plant and equipment	(13,943)	(7,597)
Acquisitions of businesses	—	(31)
Proceeds from sale of fixed assets	12	5
Net cash used in operating activities	(13,931)	(7,623)
Cash flows from financing activities:
Net borrowings (repayment) of debt	4,508	(31,347)
Proceeds from stock option exercises	110	—
Net cash provided by (used in) financing activities	4,618	(31,347)
Effect of exchange rate changes on cash and cash equivalents	(52)	(123)
Net decrease in cash and cash equivalents	(539)	(6,475)
Cash and cash equivalents, beginning of period	2,687	9,230
Cash and cash equivalents, end of period	$2,148	$2,755

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2009
(Unaudited)

1. General

Business — TreeHouse Foods, Inc. (“we,” “us,” “our,” or the “Company”) is a food manufacturer servicing primarily the retail grocery and foodservice distribution channels.  Our products include non-dairy powdered creamer, soup and infant feeding products, pickles and related products, salad dressings, sauces, jams and pie fillings, aseptic products, Mexican sauces, refrigerated salad dressings and liquid non-dairy products.

2. Basis of Presentation

The Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reporting on Form 10-Q.  In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.  The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Results of operations for interim periods are not necessarily indicative of annual results.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

3. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The adoption of the provisions of SFAS 157 and FSP FAS 157-2 did not significantly impact our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, a replacement of SFAS 141, Business Combinations.  The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination, and applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be early adopted.  The Company will apply SFAS 141(R) for acquisitions after the effective date.

In December 2007, FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB 51.  The provisions of SFAS 160 outline the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier application is prohibited.  SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  Adoption of SFAS 160 did not have an impact on our financial statements.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, SFAS 161 requires increased qualitative, and credit-risk disclosures.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Further, entities are encouraged, but not required to provide comparative disclosures for earlier periods.  We adopted SFAS 161 beginning January 1, 2009 and have provided the required disclosures beginning with our first quarterly report on Form 10-Q in 2009.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.”  FSP SFAS No. 107-1 will require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies.  This FSP also will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  The effective date for this FSP is interim and annual periods ending after June 15, 2009.  We will comply with the disclosure provisions of this FSP when it is effective.

EITF 08-6, Equity Method Investment Accounting Considerations, was issued in November 2008 and is effective for transactions occurring in fiscal years beginning on or after December 15, 2008.  This EITF was issued to provide guidance on how to apply Account Principles Board Opinion 18 as a result of the issuance and adoption of SFAS 141(R) and SFAS 160.  EITF 08-6 resulted in four consensuses: (1) the initial carrying amount of an equity method investment should be determined by applying the cost accumulation model in appendix D of SFAS 141(R), (2) when reviewing for impairment, Opinion 18 should be used, (3) share issuances by the investee should be accounting for as if the equity method investor sold a proportionate share of its investment, and (4) when the investment is no longer accounted for under Opinion 18 and is instead within the scope of cost method accounting or SFAS 115, the investor should prospectively apply the provisions of Opinion 18 or SFAS 115 and use the current carrying amount of the investment as its initial cost.  The adoption of EITF 08-6 did not have a significant impact on our financial statements.

On December 30, 2008, the FASB issued FASB Staff Position (“FSP”) 132R-1, Employers Disclosures about Postretirement Benefit Plan Assets.  This FSP is effective for fiscal years ending after December 15, 2009.  This FSP does not change current accounting methods, but requires disclosure about investment policies and strategies, the fair value of each major category of plan assets, the methods and inputs used to develop fair value measurements of plan assets, and concentrations of credit risk.  As this FSP only pertains to disclosures, the Company does not expect its impact upon adoption to be significant.

4. Income Taxes

Income tax expense was recorded at an effective rate of 37.0% in the first quarter of 2009 compared to 26.3% in the prior year’s quarter.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  For the three months ended March 31, 2009 and 2008, the Company recognized a tax benefit of approximately $1.1 million and $1.4 million, respectively, related to this item.  Because consolidated earnings for the three months ended March 31, 2009 were significantly higher than consolidated earnings for the three months ended March 31, 2008, this tax benefit was proportionally much smaller, therefore, increasing the net effective rate in the first quarter of 2009 compared to 2008.

As of March 31, 2009, the Company does not believe that the gross recorded unrecognized tax benefits will materially change within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions.  The Company has been informed that the Internal Revenue Service (“IRS”) will begin an examination of the Company’s 2007 federal income tax return in the second quarter of 2009.  The IRS has previously examined tax returns filed for years through 2006.  The Company has various state tax examinations in process, which are expected to be completed in due course.  The outcome of the IRS examination and the various state tax examinations are unknown at this time.

E.D. Smith and its affiliates are subject to Canadian, U.S. and state tax examinations from 2005 forward.  The IRS has completed an examination of E.D. Smith’s U.S. affiliates tax return for 2005 during the period ended March 31, 2009.  An insignificant tax adjustment was paid to settle the examination.

5. Other Operating Expense

The Company incurred Other operating expense of $0.2 million and $10.9 million for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009, expenses consisted of $0.4 million relating to the closing of our Portland, Oregon pickle plant offset by $0.2 million in rental income.  For the three months ended March 31, 2008, expenses consisted of $10.4 million relating to the closing of our Portland, Oregon pickle plant and $0.5 million relating to a fire at our non-dairy powdered creamer facility located in New Hampton, Iowa.

6. Facility Closing

On February 13, 2008, the Company announced plans to close its pickle plant in Portland, Oregon.  The Portland plant was the Company’s highest cost and least utilized pickle facility.  Operations in the plant ceased during the second quarter of 2008.  Costs associated with the plant closure are estimated to be approximately $13.9 million, of which $8.6 million is expected to be in cash, net of estimated proceeds from the sale of assets.  The Company has incurred $13.2 million in Portland closure costs since 2008.  Accrued expenses related to this closure were insignificant as of March 31, 2009 and December 31, 2008.  In connection with the Portland closure, the Company has $4.1 million of assets held for sale, which are primarily land and buildings.

On November 3, 2008, the Company announced plans to close its salad dressings manufacturing plant in Cambridge, Ontario.  Production will be moved to the Company’s existing manufacturing facilities in Canada and the United States.  The closure will result in the Company’s production capabilities being more aligned with the needs of our customers.  The Company intends to cease all operations by July 2009.  The majority of the closure costs were included as costs of the acquisition of E.D. Smith and are not expected to impact earnings.  Total costs are expected to be approximately $1.8 million.  As of March 31, 2009 and December 31, 2008, the Company had accrued approximately $1.7 million for the closure, the components of which include $1.2 million for severance and $0.5 million for closing and other costs.  The Company expects payments to be completed by the end of 2009, with all payments expected to be funded with cash from operations.  Severance payments during the first quarter of 2009 were insignificant.  No other payments were made.

7. Insurance Claim – New Hampton

In February 2008, the Company’s non-dairy powdered creamer plant in New Hampton, Iowa was damaged by a fire, which left the facility unusable.  The Company has repaired the facility and it became operational in the first quarter of 2009.  We filed a claim with our insurance provider and have received approximately $37.5 million in reimbursements for property damage and incremental expenses incurred to service our customers throughout this period.  We expect to incur a total of approximately $44 million in expenses related to this claim, all of which are expected to be reimbursed by our insurance provider, less a $0.5 million deductible.  As of March 31, 2009, the Company has a liability of approximately $5.3 million recorded primarily related to reimbursements for replacing the fixed assets in excess of the net book value of the fixed assets destroyed in the fire.  This liability is expected to be resolved during 2009 upon finalization of the claim, with any remaining amounts being reversed to income and recorded as a gain.  An additional component of our claim is for lost income, the impact of which is not recorded until the claim is finalized and cash is received.

8. Inventories

	March 31,	December 31,
	2009	2008
	(In thousands)
Finished goods	$187,350	$181,311
Raw materials and supplies	87,046	82,869
LIFO reserve	(19,190)	(18,390)
Total	$255,206	$245,790

Approximately $86.1 million and $83.0 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2009 and December 31, 2008, respectively.

9. Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2008	$343,651	$83,641	$133,582	$560,874
Currency exchange adjustment	(2,354)	(251)	—	(2,605)
Balance at March 31, 2009	$341,297	$83,390	$133,582	$558,269

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$27,355	$—	$27,355	$27,824	$—	$27,824
Intangible assets with finite lives:
Customer-related	136,409	(25,888)	110,521	137,693	(23,430)	114,263
Non-compete agreement	2,620	(1,607)	1,013	2,620	(1,422)	1,198
Trademarks	17,610	(1,616)	15,994	17,610	(1,385)	16,225
Formulas/recipes	1,559	(447)	1,112	1,583	(378)	1,205
Total	$185,553	$(29,558)	$155,995	$187,330	$(26,615)	$160,715

Amortization expense on intangible assets for the three months ended March 31, 2009 and 2008 was $3.3 million and $3.5 million, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

(In thousands)
2010	$12,499
2011	$10,607
2012	$10,308
2013	$10,082
2014	$10,062

10. Long-Term Debt

	March 31,	December 31,
	2009	2008
	(In thousands)
Revolving credit facility	$376,600	$372,000
Senior notes	100,000	100,000
Tax increment financing and other	4,281	3,708
	480,881	475,708
Less current portion	(535)	(475)
Total Long-Term Debt	$480,346	$475,233

Revolving Credit Facility — The Company maintains an unsecured revolving credit agreement with an aggregate commitment of $600 million, of which $214.8 million was available as of March 31, 2009, that expires August 31, 2011.  In addition, as of March 31, 2009, there were $8.6 million in letters of credit under the revolver that were issued but undrawn.  The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio.  We are in compliance with all applicable covenants as of March 31, 2009.  We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.  Our average interest rate on debt outstanding under our Credit Agreement at March 31, 2009 was 1.16%.

Senior Notes — The Company also maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers.  The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets.  The Note Purchase Agreement also requires the Company to maintain certain financial ratios.  We are in compliance with the applicable covenants as of March 31, 2009.

Swap Agreements — During 2008, the Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base.  Under the terms of agreement, $200 million in floating rate debt was swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement and in conjunction with our credit spread, this will result in an all in borrowing cost on the swapped principal being no more than 3.8% during the life of the swap agreement.  The Company did not apply hedge accounting to this swap.

In July 2006, we entered into a forward interest rate swap transaction for a notional amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes.  The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million.  The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets.  The total loss will be reclassified ratably to our Condensed Consolidated Statements of Income as an increase to Interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes.  In the three months ended March 31, 2009, $0.1 million of the loss was taken into interest expense.  We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2009.

Tax Increment Financing —As part of the acquisition of the soup and infant feeding business in 2006, the Company assumed the payments related to redevelopment bonds pursuant to a Tax Increment Financing Plan.  The Company has agreed to make certain payments with respect to the principal amount of the redevelopment bonds through May 2019.  As of March 31, 2009, $2.9 million remains outstanding.

11. Earnings Per Share

In accordance with SFAS 128 Earnings Per Share, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period.  The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to outstanding options, restricted stock, restricted stock units and performance units.  Certain outstanding restricted stock unit and restricted stock awards are subject to market conditions for vesting.  As of March 31, 2009 and 2008, the conditions pertaining to the restricted stock units were not met and these awards have been excluded from the diluted earnings per share calculation.  As of March 31, 2009, the conditions pertaining to the restricted stock awards were met and these awards were included in the diluted earnings per share calculation, but as of March 31, 2008, none of the conditions for vesting were met.  The Company’s performance unit awards contain both service and performance criteria.  As of March 31, 2009, the performance criteria for a portion of the performance awards were met and, therefore, have been included in the diluted earnings per share calculation.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended
	March 31,
	2009	2008
Weighted average common shares outstanding	31,546,788	31,204,305
Assumed exercise of stock options (1)	74,804	103,372
Assumed vesting of restricted stock, restricted stock units and performance units	720,978	—
Weighted average diluted common shares outstanding	32,342,570	31,307,677

(1)
The assumed exercise of stock options excludes 1,839,194 options outstanding, which were anti-dilutive for the three months ended March 31, 2009, and 2,090,823 options outstanding, which were anti-dilutive for the three months ended March 31, 2008.

12. Stock-Based Compensation

Income before income taxes for the three month periods ended March 31, 2009 and 2008 includes share-based compensation expense of $2.9 million and $2.8 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.1 million for both the three month periods ended March 31, 2009, and 2008.

The following table summarizes stock option activity during the three months ended March 31, 2009.  Options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date.  Options expire 10 years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
Outstanding, December 31, 2008	2,485,937	126,117	$27.21	7.4	$3,394,930
Granted	2,400	—	$26.69
Forfeited	(16,218)	—	$25.35
Exercised	(3,178)	—	$22.84
Outstanding, March 31, 2009	2,468,941	126,117	$27.23	7.2	$5,264,092
Vested/expected to vest, at March 31, 2009	2,429,326	126,117	$27.26	7.2	$5,119,229
Exercisable, March 31, 2009	1,697,882	90,611	$28.19	6.5	$2,252,888

Compensation cost related to unvested options totaled $4.8 million at March 31, 2009 and will be recognized over the remaining vesting period of the grants, which averages 1.3 years.  The average grant date fair value of the options granted in the three months ended March 31, 2009 was $8.97.  The Company uses the Black-Scholes option pricing model to value its stock option awards.  The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2009 was approximately $14 thousand.

In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards.  These awards are granted under our long-term incentive plan.  Restricted stock and restricted stock unit awards granted during the three months ended March 31, 2009 vest based on the passage of time.  These awards generally vest one-third on each anniversary of the grant date.  A description of the restricted stock and restricted stock unit awards previously granted is presented in the Company’s annual report on Form 10-K filed on February 26, 2009.  The following table summarizes the restricted stock and restricted stock unit activity during the three months ended March 31, 2009:

		Weighted		Weighted		Weighted
	Employee	Average	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Unvested, at December 31, 2008	1,412,322	$24.15	598,939	$25.28	22,200	$24.06
Granted	58,640	$26.36	200	$26.44	—	—
Vested	—	—	—	—	—	—
Forfeited	(4,455)	$24.35	(400)	$24.06	—	—
Unvested, at March 31, 2009	1,466,507	$24.24	598,739	$25.28	22,200	$24.06

Future compensation cost related to restricted stock and restricted stock units is approximately $15.3 million as of March 31, 2009, and will be recognized on a weighted average basis, over the next 2.3 years.  The grant date fair value of the awards granted in 2009 was equal to the Company’s closing stock price on the grant date.

Performance unit awards were granted to certain members of senior management.  These awards contain service and performance conditions.  For each performance period (July 1, 2008 through December 31, 2008, calendar 2009 and calendar 2010), one third of the units will accrue multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures.  Additionally, for the cumulative performance period (July 1, 2008 through December 31, 2010), a number of units will accrue equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued.  Accrued units will be converted to stock or cash, at the discretion of the compensation committee on the third anniversary of the grant date.  The Company intends to settle these awards in stock and has the shares available to do so.  For the performance period ended December 31, 2008, the Company achieved 94% of the target, accordingly 94% of the first tranche of awards have been accrued.  The Company continues to expect that 100% of the awards will accrue and vest over the cumulative performance period, subject to estimated forfeitures.  The following table summarizes the performance unit activity during the three months ended March 31, 2009:

Weighted
Average
	Performance	Grant Date
	Units	Fair Value
Unvested, at December 31, 2008	72,900	$24.06
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested, at March 31, 2009	72,900	$24.06

Future compensation cost related to the performance units is estimated to be approximately $1.3 million as of March 31, 2009, and is expected to be recognized over the next 2.3 years.

13. Employee Retirement and Postretirement Benefits

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

Components of net periodic pension expense are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Service cost	$490	$430
Interest cost	524	430
Expected return on plan assets	(440)	(358)
Amortization of unrecongnized net loss	149	—
Amortization of prior service costs	145	120
Effect of settlements	—	75
Net periodic pension cost	$868	$697

We have contributed $7.6 million to the pension plans in the first three months of 2009.  We expect to contribute approximately $9.6 million in 2009.

Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Service cost	$63	$59
Interest cost	64	58
Amortization of prior service credit	(18)	(18)
Amortization of unrecognized net loss	5	6
Net periodic postretirement cost	$114	$105

We expect to contribute $0.1 million to the postretirement health plans during 2009.

14. Comprehensive Income

The following table sets forth the components of comprehensive income (loss):

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income	$12,732	$2,061
Foreign currency translation adjustment	(4,479)	(10,416)
Amortization of pension and postretirement
prior service costs and net loss, net of tax	170	67
Amortization of swap loss, net of tax	40	40
Comprehensive income	$8,463	$(8,248)

We expect to amortize $0.7 million of prior service costs and net loss, net of tax and $0.2 million of swap loss, net of tax from other comprehensive income into earnings during 2009.

15. Fair Value of Financial Instruments

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value.  Accounts payable and the Company’s variable rate debt (revolving credit facility) are financial liabilities with carrying values that approximate fair value.  As of March 31, 2009, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $97.6 million based on quoted market rates.

The fair value of the Company’s interest rate swap agreement as described in Note 10 as of March 31, 2009 was a liability of approximately $7.0 million.  The fair value of the swap was determined under SFAS 157 using Level 2 inputs.  Level 2 inputs are inputs other than quoted prices that are observable for an asset of liability, either directly or indirectly.

16. Derivative instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s $600 million revolving credit facility. Interest on our credit facility is variable and use of the interest rate swap establishes a fixed rate over the term of the facility. The Company’s objective in using an interest rate swap is to establish a fixed interest rate, thereby enabling the Company to predict and manage interest expense and cash flows in a more efficient and effective manner. We did not apply hedge accounting to the interest rate swap, and it is recorded at fair value on the Company’s Condensed Consolidated Balance Sheet. See Note 10 for more details of the interest rate swap, including the notional amount, interest rate and term.  Note 15 discusses the fair value of the interest rate swap.

As of March 31, 2009, the Company had no other derivative instruments.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

	Liability Derivatives
	March 31, 2009		December 31, 2008
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133
Interest rate swap	Other Long-term liabilities	$6,953	Other Long-term liabilities	$6,981

The Company recognized a gain of $28 thousand relating to the change in the fair value of its interest rate swap derivative for the three months ended March 31, 2009.  This gain is recorded in the Other income, net line of our Condensed Consolidated Statement of Income.

The Company does not use derivatives for speculative or trading purposes.

17. Commitments and Contingencies

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

18. Supplemental Cash Flow Information

Cash payments for interest were $6.2 million and $8.7 million for the three months ended March 31, 2009 and 2008, respectively.  Cash payments for income taxes were $0.6 million and $4.3 million for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, the Company had accrued property, plant and equipment of approximately $2.8 million.  For the first quarter ended March 31, 2009, the Company entered into capital leases totaling approximately $0.7 million.

19. Foreign Currency

In previous years, the Company entered into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  These contracts did not qualify for hedge accounting.  The Company recorded the fair value of these contracts on the Condensed Consolidated Balance Sheets and has recorded the change in fair value through the Condensed Consolidated Statements of Income, within Other (income) expense.  All foreign currency contracts expired as of December 31, 2008.  For the three months ended March 31, 2008, the Company recorded a gain on these contracts totaling approximately $0.3 million.

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

For the three months ended March 31, 2009 and 2008, the Company recorded a loss of $2.1 million and $1.9 million, respectively, related to foreign currency fluctuations within Other (income) expense.  For the three months ended March 31, 2009 and 2008, the Company recorded a loss of approximately $2.6 million and $6.2 million, respectively, in Accumulated other comprehensive loss related to foreign currency fluctuations on the permanent portion of the note.

20. Business and Geographic Information and Major Customers

We manage operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis.  We have designated our reportable segments based on how management views our business.  We do not segregate assets between segments for internal reporting.  Therefore, asset-related information has not been presented.

We evaluate the performance of our segments based on net sales dollars, gross profit and direct operating income (gross profit less freight out, sales commissions and direct segment expenses).  The amounts in the following tables are obtained from reports used by our senior management team and do not include allocated income taxes.  There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.  Restructuring charges are not allocated to our segments, as we do not include them in the measure of profitability as reviewed by our chief operating decision maker.  Also excluded from the determination of direct operating income are warehouse distribution facility start up costs of approximately $1.3 million incurred during the three months ended March 31, 2009, as we did not include them in the measure of profitability as reviewed by our chief operating decision maker.  These costs are included in the Company’s cost of sales as presented in the Condensed Consolidated Statements of Income.  The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2008 Consolidated Financial Statements contained in our Annual Report on Form 10-K.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$230,682	$219,640
Food Away From Home	66,753	70,926
Industrial and Export	57,961	70,057
Total	$355,396	$360,623
Direct operating income:
North American Retail Grocery	$34,305	$25,492
Food Away From Home	7,006	7,568
Industrial and Export	6,680	9,603
Direct operating income	47,991	42,663
Unallocated warehouse start-up costs (1)	(1,284)	—
Unallocated selling and distribution expenses	(776)	(938)
Unallocated corporate expense	(19,274)	(29,651)
Operating income	26,657	12,074
Other expense	(6,446)	(9,277)
Income before income taxes	$20,211	$2,797

(1) Included in Cost of sales in the Condensed Consolidated Statements of Income.

Geographic Information — We had revenues to customers outside of the United States of approximately 12.7% and 14.7% of total consolidated net sales in the three months ended March 31, 2009 and 2008, respectively, with 11.9% and 13.4% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 15.4% and 13.9% of our consolidated net sales in the three months ended March 31, 2009 and 2008, respectively.  No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Products:
Non-dairy powdered creamer	$86,055	$87,441
Soup and infant feeding	78,998	78,118
Pickles	70,451	79,360
Jams and other	32,314	33,414
Salad dressing	44,135	39,074
Aseptic	19,827	20,892
Mexican sauces	15,055	12,010
Refrigerated	8,561	10,314
Total net sales	$355,396	$360,623

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We believe we are the largest manufacturer of non-dairy powdered creamer and pickles in the United States, and the largest manufacturer of private label salad dressings in the United States and Canada, based upon total sales volumes.  We believe we are also the leading retail private label supplier of non-dairy powdered creamer, soup and pickles in the United States, and jams in Canada.  We sell our products primarily to the retail grocery and foodservice channels.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three months ended March 31, 2009 and 2008.  Also discussed is our financial position, as of the end of those periods.  This should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

We discuss the following segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: North American Retail Grocery, Food Away From Home, and Industrial and Export.  The key performance indicators of our segments are net sales dollars, gross profit and direct operating income, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct segment expenses.

Our current operations consist of the following:

•
Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada.  These products include pickles, peppers, relishes, Mexican sauces, condensed and ready to serve soup, broths, gravies, jams, salad dressings, sauces, non-dairy powdered creamer, aseptic products, and baby food.

•
Our Food Away From Home segment sells pickle products, non-dairy powdered creamers, Mexican sauces, aseptic and refrigerated products, and sauces to food service customers, including restaurant chains and food distribution companies, within the United States and Canada.

•
Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers.  Export sales are primarily to industrial customers outside of North America.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$355,396	100.0%	$360,623	100.0%
Cost of sales	283,685	79.8	290,234	80.5
Gross profit	71,711	20.2	70,389	19.5
Operating expenses:
Selling and distribution	25,781	7.3	28,664	8.0
General and administrative	15,773	4.4	15,242	4.2
Other operating expense (income), net	242	0.1	10,922	3.0
Amortization expense	3,258	0.9	3,487	1.0
Total operating expenses	45,054	12.7	58,315	16.2
Operating income	26,657	7.5	12,074	3.3
Other (income) expense:
Interest expense	4,498	1.2	7,731	2.1
Interest income	—	—	(20)	—
Loss on foreign currency exchange	2,060	0.6	1,860	0.5
Other income, net	(112)	—	(294)	(0.1)
Total other expense	6,446	1.8	9,277	2.5
Income before taxes	20,211	5.7	2,797	0.8
Income taxes	7,479	2.1	736	0.2
Net income	$12,732	3.6%	$2,061	0.6%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales — First quarter net sales decreased 1.4% to $355.4 million in 2009 compared to $360.6 million in the first quarter of 2008.  Reduced volume and the impact of foreign currency were the primary reasons for the decline in net sales.  The Company was able to offset most of the impact by increasing pricing by approximately 8.9%.  Net sales by segment are shown in the following table:

	Net Sales
			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$230,682	$219,640	$11,042	5.0%
Food Away From Home	66,753	70,926	(4,173)	(5.9)%
Industrial and Export	57,961	70,057	(12,096)	(17.3)%
Total	$355,396	$360,623	$(5,227)	(1.4)%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers.  Cost of sales as a percentage of net sales was 79.8% in the first quarter of 2009 compared to 80.5% in 2008.  We have experienced increases in ingredient and packaging costs such as metal cans, metal caps, sweeteners, cucumbers and fiber in the first quarter of 2009 compared to 2008.  These increases have been more than offset by decreases in the cost of casein, oils and plastic containers.  The combination of price increases and the changes in commodity costs in the first quarter of 2009 versus 2008, has resulted in marginal improvement in our consolidated gross profit.

Operating Expenses — Total operating expenses were $45.1 million during the first quarter of 2009 compared to $58.3 million in 2008.  Selling and distribution expenses decreased $2.9 million or 10.1% in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a reduction in freight costs related to reduced volume and a reduction in freight rates.  General and administrative expenses increased $0.5 million in the first quarter of 2009 compared to 2008.  The increase was primarily related to higher research and development costs.  Other operating expense was $0.2 million during the first quarter of 2009, and reflected net costs incurred related to the closed Portland, Oregon plant.  This is down significantly from the $10.9 million in 2008, reflecting the initial Portland plant closing costs of approximately $10.4 million and $0.5 million related to the fire at our New Hampton, Iowa facility in 2008.

Interest Expense — Interest expense decreased to $4.5 million in the first quarter of 2009, compared to $7.7 million in 2008 due to lower average interest rates and lower debt.

Foreign Currency — Foreign currency losses increased to $2.1 million for the three months ended March 31, 2009 compared to $1.9 million for the three months ended March 31, 2008, primarily due to increased foreign currency transaction losses from U.S. sourced input costs used in our Canadian operations.

Operating Income — Operating income for the first quarter of 2009 was $26.7 million, an increase of $14.6 million, or 120.8%, from operating income of $12.1 million in the first quarter of 2008.  Our operating margin was 7.5% in the first quarter of 2009 compared to 3.3% in 2008 due to the significantly higher impact of the Portland plant closure and New Hampton fire in 2008.

Income Taxes — Income tax expense was recorded at an effective rate of 37.0% in the first quarter of 2009 compared to 26.3% in the prior year’s quarter.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  Because consolidated earnings for the three months ended March 31, 2009 were significantly higher than consolidated earnings for the three months ended March 31, 2008, this tax benefit was proportionally much smaller, therefore, increasing the net effective rate in the first quarter of 2009 compared to 2008.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008 — Results by Segment

North American Retail Grocery —

	Three Months Ended March 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$230,682	100.0%	$219,640	100.0%
Cost of sales	177,352	76.9	174,372	79.4
Gross profit	53,330	23.1	45,268	20.6
Freight out and commissions	12,325	5.3	13,948	6.3
Direct selling and marketing	6,700	2.9	5,828	2.7
Direct operating income	$34,305	14.9%	$25,492	11.6%

Net sales in the North American Retail Grocery segment increased by $11.0 million, or 5.0% in the first quarter of 2009 compared to the first quarter of 2008.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$219,640
Volume	(9,549)	(4.3)%
Acquisitions	—	—
Pricing	24,295	11.0
Mix/other	(3,704)	(1.7)
2009 Net sales	$230,682	5.0%

The increase in net sales from 2008 to 2009 resulted from the carryover effect of price increases taken in the second half of 2008 due to rising raw material and packaging costs, partially offset by lower case sales of baby food and retail branded pickles, and the impact of foreign currency.  While overall case sales decreased in this segment, the Company experienced modest volume increases in soups, Mexican sauces and dressings.

Cost of sales as a percentage of net sales decreased from 79.4% in 2008 to 76.9% in 2009 primarily as a result of price increases to offset the material and packaging cost increases incurred by the Company.  Also contributing to the decrease were several cost reduction initiatives and moving away from certain low margin customers over the past year.

Freight out and commissions paid to independent sales brokers was $12.3 million in the first quarter of 2009 compared to $13.9 million in 2008, a decrease of 11.6%, primarily due to reduced volumes and lower freight costs, as fuel prices have decreased since last year.

Food Away From Home —

	Three Months Ended March 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$66,753	100.0%	$70,926	100.0%
Cost of sales	55,671	83.4	58,065	81.9
Gross profit	11,082	16.6	12,861	18.1
Freight out and commissions	2,528	3.8	3,461	4.8
Direct selling and marketing	1,548	2.3	1,832	2.6
Direct operating income	$7,006	10.5%	$7,568	10.7%

Net sales in the Food Away From Home segment decreased by $4.2 million, or 5.9%, in the first quarter of 2009 compared to the prior year.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$70,926
Volume	(5,362)	(7.6)%
Acquisitions	—	—
Pricing	4,049	5.7
Mix/other	(2,860)	(4.0)
2009 Net sales	$66,753	(5.9)%

Net sales decreased during the first quarter of 2009 compared to 2008 primarily due to reduced volumes resulting from the recent economic down turn, as consumers reduce their spending on dining and eating out.  This segment also experienced a decrease in net sales due to both a shift in the sales mix and the impact of foreign currency changes.  Net sales of pickle and powder products led the decline by falling 7.5% and 18.2%, respectively.  Increased pricing in response to commodity cost increases over the past year partially offset these volume declines.

Cost of sales as a percentage of net sales increased from 81.9% in the first quarter of 2008 to 83.4% in 2009, as sales price increases realized in the quarter helped to partially offset increases in raw material and packaging costs and due to a shift in mix from higher margin food distributors to lower margin national account quick serve customers.

Freight out and commissions paid to independent sales brokers was $2.5 million in the first quarter of 2009 compared to $3.5 million in 2008, a decrease of 27.0%, primarily due to reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Industrial and Export —

	Three Months Ended March 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$57,961	100.0%	$70,057	100.0%
Cost of sales	49,378	85.2	57,797	82.5
Gross profit	8,583	14.8	12,260	17.5
Freight out and commissions	1,513	2.6	2,424	3.5
Direct selling and marketing	390	0.7	233	0.3
Direct operating income	$6,680	11.5%	$9,603	13.7%

Net sales in the Industrial and Export segment decreased $12.1 million or 17.3% in the first quarter of 2009 compared to the prior year.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$70,057
Volume	(15,500)	(22.1)%
Acquisitions	—	—
Pricing	3,836	5.4
Mix/other	(432)	(0.6)
2009 Net sales	$57,961	(17.3)%

The decrease in net sales is primarily due to reduced volumes resulting from a general decline in consumer usage, and export sales decreasing significantly due to the strength of the U.S. dollar.  While the decline in net sales spanned the products sold within this segment, the largest declines were in the non-dairy powdered creamer and soup products.  Partially offsetting the volume declines were price increases taken since last year in an effort to offset the increases in input costs.

Cost of sales as a percentage of net sales increased from 82.5% in the first quarter of 2008 to 85.2% in 2009 reflecting increasing raw material and packaging costs, which were partially offset by pricing increases during the quarter.

Freight out and commissions paid to independent sales brokers was $1.5 million in the first quarter of 2009 compared to $2.4 million in 2008, a decrease of 37.6%, primarily due to reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.  The Company continues to generate positive cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis.  If additional borrowing is needed to finance future acquisitions, approximately $214.8 million was available on the revolving credit facility as of March 31, 2009.  This facility expires in 2011.  We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows is summarized in the following tables:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:

Net income	$12,732	$2,061
Depreciation & amortization	11,448	11,973
Stock-based compensation	2,900	2,781
Loss on foreign currency exchange	732	1,860
Write-down of impaired assets	—	5,231
Deferred income taxes	3,612	(710)
Changes in operating assets and liabilities, net of acquisitions	(22,610)	9,660
Other	12	(238)
Net cash provided by operating activities	$8,826	$32,618

Our cash from operations decreased from $32.6 million in the first three months of 2008 to $8.8 million in 2009, primarily due to an increase in working capital partially offset by an increase in net income.  The increase in working capital resulted from an increase in inventories due to a decline in sales volume and a reduction in payables.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from investing activities:

Additions to property, plant and equipment	$(13,943)	$(7,597)
Other	12	(26)
Net cash used in investing activities	$(13,931)	$(7,623)

In the first three months 2009, cash used in investing activities increased by $6.3 million compared to 2008.  Capital additions were $13.9 million in 2009, compared to $7.6 million in 2008.  Capital spending in 2009 included upgrades to our Pittsburgh plant water and power systems, capacity expansion at our North East, Pennsylvania facility and repair of our New Hampton, Iowa facility, which was damaged by fire in February of 2008, along with routine upgrades and improvements to our other plants.

We expect capital spending programs to be $35.0 million in 2009.  Capital spending in 2009 will focus on productivity improvements and expansion at our North East, Pennsylvania and Pittsburgh plants, and routine equipment upgrades or replacements at all of our plants, which number 17 across the United States and Canada.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from financing activities:

Net borrowing (repayment) of debt	$4,508	$(31,347)
Proceeds from stock option exercises	110	—
Net cash provided by (used in) financing activities	$4,618	$(31,347)

Net cash used in financing activities changed from a $31.3 million use of funds in 2008 to a $4.6 million source of funds in 2009, as less cash was available from operations to pay down debt than in the prior year.

Our short-term financing needs are primarily for financing working capital during the year.  Due to the seasonality of pickle and fruit production, driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements.  In addition, we build inventories of salad dressings in the spring and soup in the late summer months in anticipation of large seasonal shipments that begin late in the second and third quarter, respectively.  Our long-term financing needs will depend largely on potential acquisition activity.  Our revolving credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our planned growth strategy and current operations, and is not expected to be impacted by the current credit crisis.

Debt Obligations

At March 31, 2009, we had $376.6 million in borrowings under our revolving credit facility, senior notes of $100.0 million and $4.3 million of tax increment financing and other obligations.  In addition, at March 31, 2009, there were $8.6 million in letters of credit under the revolver that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $600 million of which $214.8 million was available at March 31, 2009.  Interest rates are tied to variable market rates which averaged 1.16% on debt outstanding as of March 31, 2009.  We are in compliance with the applicable covenants as of March 31, 2009.

See Note 10 to our Condensed Consolidated Financial Statements.

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

See Note 17 to our Condensed Consolidated Financial Statements and Note 20 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for more information about our commitments and contingent obligations.

In 2009, we expect cash interest to be approximately $17.4 million based on anticipated debt levels and cash income taxes are expected to be approximately $16.6 million.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes to our critical accounting policies in the three months ended March 31, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

The Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base.  Under the terms of agreement, $200 million in floating rate debt will be swapped for a fixed 2.9% interest rate base for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement and in conjunction with our credit spread, this will result in an all in borrowing cost on the swapped principal being no more than 3.8% during the life of the swap agreement.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant market risk, other than our interest rate swap agreement, as of March 31, 2009.  Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates.  Based on our outstanding debt balance of $376.6 million under our revolving credit facility, and adjusting for the $200 million fixed rate swap agreement, as of March 31, 2009, each 1% rise in our interest rate would increase our interest expense by approximately $1.8 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly.  Many of the raw materials that we use in our products rose to unusually high levels during 2008, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials.  During 2009, certain input costs have decreased from the high levels experienced in 2008, but continue to remain at levels in excess of historical costs.  Additionally, certain input costs such as metal cans, lids and caps continue to rise even through the underlying commodity cost has decreased.  The reason for the continued rise in cost is due in part to the limited number of suppliers.  In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, rose to unusually high levels in the middle of 2008, but have decreased proportionately to the general reduction in overall economic activity in 2009.  Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in the value of our foreign currency investment in E.D. Smith, located in Canada.  Input costs for certain Canadian sales are denominated in U.S. dollars, further impacting the effect foreign currency fluctuations may have on the Company.

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates.  Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.  For the three months ended March 31, 2009 and 2008, the Company recognized a foreign currency exchange loss of approximately $6.5 million and $12.3 million, respectively of which $4.5 million and $10.4 million was recorded as a component of Accumulated other comprehensive loss and $2.1 million and $1.9 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line, respectively.

In previous years, the Company entered into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  These contracts did not qualify for hedge accounting.  The Company recorded the fair value of these contracts on the Condensed Consolidated Balance Sheets and has recorded the change in fair value through the Condensed Consolidated Statement of Income, within the Other (income) expense line.  For the three months ended March 31, 2008, the Company recorded a gain on these contracts totaling approximately $0.3 million.  All foreign currency contracts expired as of December 31, 2008, therefore, there was no gain or loss in the first quarter of 2009.

Item 4. Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, these disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 5, 2009

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at TreeHouse Foods’ Annual Meeting of Shareholders held on April 30, 2009.  Further information regarding each item can by found in the Company’s Definitive Proxy Statement which was filed with the Securities and Exchange Commission on March 17, 2009.

Election of Directors

Nominee	For	Withheld	Abstain

Frank J. O’Connell	28,223,858	202,366	1,091
Terdema L. Ussery II	27,131,507	1,294,717	1,093,442

The two directors listed above were elected to a three-year term expiring in 2012.

Description of Proposals

Ratification of the selection of Deloitte & Touche LLP as independent registered public accounting firm for the fiscal year 2009.

	For	Against	Abstain

Votes	28,402,159	17,907	6,158

Amendment to Article Fourth of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.01 par value, from 40,000,000 to 90,000,000.

	For	Against	Abstain

Votes	22,629,150	5,699,208	97,866

Item 5. Other Information

None.

Item 6. Exhibits

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

May 8, 2009