Form 10-Q
period 2009-06-30
TreeHouse Foods, Inc.
filed 2009-08-06
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

There were 31,823,489 shares of Common Stock, par value $0.01 per share, outstanding as of July 31, 2009.

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,097	$2,687
Receivables, net	84,009	86,837
Inventories, net	275,803	245,790
Deferred income taxes	6,809	6,769
Prepaid expenses and other current assets	7,130	10,315
Assets held for sale	4,081	4,081
Total current assets	379,929	356,479
Property, plant and equipment, net	278,081	270,664
Goodwill	567,862	560,874
Identifiable intangible and other assets, net	165,147	167,665
Total assets	$1,391,019	$1,355,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$163,801	$187,795
Current portion of long-term debt	627	475
Total current liabilities	164,428	188,270
Long-term debt	482,837	475,233
Deferred income taxes	36,367	27,485
Other long-term liabilities	37,441	44,563
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000,000 and 40,000,000 shares authorized, respectively, and 31,815,612 and 31,544,515 shares issued and outstanding, respectively	318	315
Additional paid-in capital	575,443	569,262
Retained earnings	145,109	113,948
Accumulated other comprehensive loss	(50,924)	(63,394)
Total stockholders’ equity	669,946	620,131
Total liabilities and stockholders’ equity	$1,391,019	$1,355,682

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net sales	$372,605	$367,369	$728,001	$727,992
Cost of sales	292,761	298,740	576,446	588,974
Gross profit	79,844	68,629	151,555	139,018
Operating expenses:
Selling and distribution	28,517	28,948	54,298	57,612
General and administrative	19,863	15,760	35,636	31,002
Other operating expense, net	183	928	425	11,850
Amortization expense	3,321	3,528	6,579	7,015
Total operating expenses	51,884	49,164	96,938	107,479
Operating income	27,960	19,465	54,617	31,539
Other (income) expense:
Interest expense	4,839	7,561	9,337	15,292
Interest income	(18)	(87)	(18)	(107)
Loss (gain) on foreign currency exchange	(3,864)	(5)	(1,804)	1,855
Other (income) expense, net	(1,153)	113	(1,265)	(181)
Total other (income) expense	(196)	7,582	6,250	16,859
Income before income taxes	28,156	11,883	48,367	14,680
Income taxes	9,731	3,591	17,210	4,327
Net income	$18,425	$8,292	$31,157	$10,353

Weighted average common shares:
Basic	31,616	31,209	31,586	31,207
Diluted	31,752	31,341	32,052	31,325
Net earnings per common share:
Basic	$.58	$.27	$.99	$.33
Diluted	$.58	$.26	$.97	$.33

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$31,157	$10,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,398	16,917
Amortization	6,579	7,015
Loss (gain) on foreign currency exchange, intercompany note	(2,146)	1,855
Loss (gain) on foreign currency contracts	222	(519)
Mark to market adjustment on interest rate swap	(1,206)	—
Excess tax benefits from stock-based payment arrangements	(100)	—
Stock-based compensation	6,059	5,381
Write down of impaired assets	—	5,197
Loss (gain) on disposition of assets	380	(387)
Deferred income taxes	7,293	3,964
Other	80	213
Changes in operating assets and liabilities, net of acquisitions:
Receivables	4,086	(11,290)
Inventories	(27,880)	20,176
Prepaid expenses and other current assets	3,224	(4,699)
Accounts payable, accrued expenses and other liabilities	(29,117)	1,739
Net cash provided by operating activities	15,029	55,915
Cash flows from investing activities:
Additions to property, plant and equipment	(22,553)	(29,683)
Insurance proceeds	—	598
Acquisitions of businesses	—	(402)
Proceeds from sale of fixed assets	24	743
Net cash used in investing activities	(22,529)	(28,744)
Cash flows from financing activities:
Net borrowings (repayment) of debt	6,479	(32,884)
Proceeds from stock option exercises	137	187
Excess tax benefits from stock-based payment arrangements	100	100
Cash used to net share settle equity awards	(279)	—
Net cash provided by (used in) financing activities	6,437	(32,597)
Effect of exchange rate changes on cash and cash equivalents	473	(141)
Net decrease in cash and cash equivalents	(590)	(5,567)
Cash and cash equivalents, beginning of period	2,687	9,230
Cash and cash equivalents, end of period	$2,097	$3,663

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2009
(Unaudited)

1. Basis of Presentation

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

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 7, 2009.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Unless otherwise indicated, references in this report to “we,” “us,” “our,” or the “Company” refer to TreeHouse Foods, Inc. and subsidiaries, taken as a whole.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurement (Section 820-10 of the Codification), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 (Section 820-10-65-1 of the Codification), which delayed the effective date of Statement 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The adoption of the provisions of SFAS 157 and FSP FAS 157-2 did not significantly impact our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, a replacement of SFAS 141, Business Combinations (Section 805-10 of the Codification).  The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired.  SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination, and applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be early adopted.  The Company will apply SFAS 141(R) for acquisitions after the effective date.

In December 2007, FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB 51 (Sections 810-10-45-15 through 17 of the Codification).  The provisions of SFAS 160 outline the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  Adoption of SFAS 160 did not have an impact on our financial statements.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (Section 235-10-599(n) of the Codification), which requires increased qualitative, and credit-risk disclosures.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Further, entities are encouraged, but not required to provide comparative disclosures for earlier periods.  We adopted SFAS 161 beginning January 1, 2009 and have provided the required disclosures beginning with our first quarterly report on Form 10-Q in 2009.

Emerging Issues Task Force (“EITF”) 08-6, Equity Method Investment Accounting Considerations (Section 323-10 of the Codification), was issued in November 2008 and is effective for transactions occurring in fiscal years beginning on or after December 15, 2008.  This EITF was issued to provide guidance on how to apply Accounting Principles Board Opinion 18 (Section 323-10 of the Codification) as a result of the issuance and adoption of SFAS 141(R) and SFAS 160.  EITF 08-6 resulted in four consensuses: (1) the initial carrying amount of an equity method investment should be determined by applying the cost accumulation model in appendix D of SFAS 141(R), (2) when reviewing for impairment, Opinion 18 should be used, (3) share issuances by the investee should be accounting for as if the equity method investor sold a proportionate share of its investment, and (4) when the investment is no longer accounted for under Opinion 18 and is instead within the scope of cost method accounting or SFAS 115 (Section 320-10 of the Codification), the investor should prospectively apply the provisions of Opinion 18 or SFAS 115 and use the current carrying amount of the investment as its initial cost.  The adoption of EITF 08-6 did not have a significant impact on our financial statements.

On December 30, 2008, the FASB issued FASB Staff Position (“FSP”) 132R-1, Employers Disclosures about Postretirement Benefit Plan Assets (Section 715-20-50-1 of the Codification).  This FSP is effective for fiscal years ending after December 15, 2009.  This FSP does not change current accounting methods, but requires disclosure about investment policies and strategies, the fair value of each major category of plan assets, the methods and inputs used to develop fair value measurements of plan assets, and concentrations of credit risk.  As this FSP only pertains to disclosures, the Company does not expect its impact upon adoption to be significant.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, (Section 825-10-50-30 of the Codification) which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting (Section 270-10 of the Codification).  FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies.  This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  The effective date for this FSP is interim and annual periods ending after June 15, 2009.  We have complied with the disclosure provisions of this FSP.

In May 2009, the FASB issued SFAS 165, Subsequent Events (Section 855-10 of the Codification), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009.  We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Section 105-10 of the Codification). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative, nongovernmental U.S. GAAP.  The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

3. Income Taxes

Income tax expense was recorded at an effective rate of 34.6% and 35.6% for the three and six months ended June 30, 2009, respectively, compared to 30.2% and 29.5% for the three and six months ended June 30, 2008, respectively.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  For the six months ended June 30, 2009 and 2008, the Company recognized a tax benefit of approximately $2.3 million and $2.8 million, respectively, related to this item.  As consolidated earnings for the three and six months ended June 30, 2009 were significantly higher than consolidated earnings for the three and six months ended June 30, 2008, this tax benefit was proportionally much smaller, therefore, increasing the net effective tax rate in the three and six months ended June 30, 2009 compared to 2008.

As of June 30, 2009, the Company does not believe that the gross recorded unrecognized tax benefits will materially change within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions.  The Internal Revenue Service (“IRS”) began an examination of the Company’s 2007 federal income tax return in the second quarter of 2009.  The IRS has previously examined tax returns filed for years through 2006.  The Company has various state tax examinations in process, which are expected to be completed in due course.  The outcome of the IRS examination and the various state tax examinations are unknown at this time.

E.D. Smith and its affiliates are subject to Canadian, U.S. and state tax examinations from 2005 forward.  The IRS has completed an examination of E.D. Smith’s U.S. affiliates tax return for 2005 during the period ended March 31, 2009.  An insignificant tax adjustment was paid to settle the examination.

4. Other Operating Expense

The Company incurred Other operating expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively, and $0.9 million and $11.9 million for the three and six months ended June 30, 2008, respectively.  For the six months ended June 30, 2009, expenses consisted of $0.6 million relating to executory costs at our closed Portland, Oregon pickle plant offset by $0.2 million in rental income.  For the six months ended June 30, 2008, expenses consisted of $11.4 million relating to the closing of our Portland, Oregon pickle plant and $0.5 million relating to a fire at our non-dairy powdered creamer facility located in New Hampton, Iowa.

5. Facility Closings

On February 13, 2008, the Company announced plans to close its pickle plant in Portland, Oregon.  The Portland plant was the Company’s highest cost and least utilized pickle facility.  Operations in the plant ceased during the second quarter of 2008.  Costs associated with the plant closure are estimated to be approximately $13.9 million, of which $8.6 million is expected to be in cash, net of estimated proceeds from the sale of assets.  The Company has incurred $13.5 million in Portland closure costs since 2008.  There are no accrued expenses related to this closure as of June 30, 2009, and insignificant accrued expenses as of December 31, 2008.  In connection with the Portland closure, the Company has $4.1 million of assets held for sale, which are primarily land and buildings.

On November 3, 2008, the Company announced plans to close its salad dressings manufacturing plant in Cambridge, Ontario.  Manufacturing operations in Cambridge ceased at the end of June 2009.  Production is being transitioned to the Company’s other manufacturing facilities in Canada and the United States.  The change will result in the Company’s production capabilities being more aligned with the needs of our customers.  The majority of the closure costs were included as costs of the acquisition of E.D. Smith and are not expected to significantly impact earnings.  Total costs are expected to be approximately $1.9 million.  As of June 30, 2009, the Company had remaining accruals of approximately $1.3 million for the closure, the components of which include $0.8 million for severance and $0.5 million for closing and other costs.  The Company expects payments to be completed by the end of 2009, with all payments expected to be funded with cash from operations.  Severance payments during the six months ended June 30, 2009 were approximately $0.5 million.

6. Insurance Claim – New Hampton

In February 2008, the Company’s non-dairy powdered creamer plant in New Hampton, Iowa was damaged by a fire, which left the facility unusable.  The Company has repaired the facility and it became operational in the first quarter of 2009.  We filed a claim with our insurance provider and have received approximately $37.5 million in reimbursements for property damage and incremental expenses incurred to service our customers throughout this period.  We expect to incur a total of approximately $49.0 million in claims, most of which has been incurred as of June 30, 2009, all of which are expected to be reimbursed by our insurance provider, less a $0.5 million deductible.  As of June 30, 2009, the Company has a liability of approximately $4.9 million primarily related to reimbursements in excess of the net book value related to the fixed assets destroyed in the fire.  This liability is expected to be resolved during 2009 upon finalization of the claim, with any remaining amounts, plus any additional reimbursements to be received from our insurance provider, recorded as a gain.  An additional component of our claim is for lost income, the impact of which will not be recorded until the claim is finalized and cash is received.

7. Inventories

	June 30,	December 31,
	2009	2008
	(In thousands)
Finished goods	$206,923	$181,311
Raw materials and supplies	88,870	82,869
LIFO reserve	(19,990)	(18,390)
Total	$275,803	$245,790

Approximately $67.7 million and $83.0 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2009 and December 31, 2008, respectively.

8. Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2008	$343,651	$83,641	$133,582	$560,874
Currency exchange adjustment	6,315	673	—	6,988
Balance at June 30, 2009	$349,966	$84,314	$133,582	$567,862

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$29,083	$—	$29,083	$27,824	$—	$27,824
Intangible assets with finite lives:
Customer-related	141,127	(29,054)	112,073	137,693	(23,430)	114,263
Non-compete agreement	2,620	(1,792)	828	2,620	(1,422)	1,198
Trademarks	17,610	(1,849)	15,761	17,610	(1,385)	16,225
Formulas/recipes	1,645	(551)	1,094	1,583	(378)	1,205
Total	$192,085	$(33,246)	$158,839	$187,330	$(26,615)	$160,715

Amortization expense on intangible assets for the three months ended June 30, 2009 and 2008 was $3.3 million and $3.5 million, respectively and $6.6 million and $7.0 million for the six months ended June 30, 2009 and 2008, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

(In thousands)
2010	$12,857
2011	$10,965
2012	$10,664
2013	$10,422
2014	$10,402

9. Long-Term Debt

	June 30,	December 31,
	2009	2008
	(In thousands)
Revolving credit facility	$378,900	$372,000
Senior notes	100,000	100,000
Tax increment financing and other	4,564	3,708
	483,464	475,708
Less current portion	(627)	(475)
Total Long-Term Debt	$482,837	$475,233

Revolving Credit Facility — The Company maintains an unsecured revolving credit agreement with an aggregate commitment of $600 million, of which $212.5 million was available as of June 30, 2009, that expires August 31, 2011.  In addition, as of June 30, 2009, there were $8.6 million in letters of credit under the revolver that were issued but undrawn.  The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio.  We are in compliance with all applicable covenants as of June 30, 2009.  We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.  Our average interest rate on debt outstanding under our Credit Agreement at June 30, 2009 was 1.0%.

Senior Notes — The Company also maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers.  The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets.  The Note Purchase Agreement also requires the Company to maintain certain financial ratios.  We are in compliance with the applicable covenants as of June 30, 2009.

Swap Agreements — During 2008, the Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest base rate.  Under the terms of agreement, $200 million in floating rate debt was swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement and in conjunction with our credit spread, this will result in an all-in borrowing cost on the swapped principal being no more than 3.8% during the life of the swap agreement.  The Company did not apply hedge accounting to this swap.

In July 2006, the Company entered into a forward interest rate swap transaction for a notional amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes.  The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million.  The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets.  The total loss will be reclassified ratably to our Condensed Consolidated Statements of Income as an increase to Interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes.  In the six months ended June 30, 2009, $0.1 million of the loss was taken into interest expense.  We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2009.

Tax Increment Financing —As part of the acquisition of the soup and infant feeding business in 2006, the Company assumed the payments related to redevelopment bonds pursuant to a Tax Increment Financing Plan.  The Company has agreed to make certain payments with respect to the principal amount of the redevelopment bonds through May 2019.  As of June 30, 2009, $2.7 million remains outstanding.

10. Earnings Per Share

In accordance with SFAS 128, Earnings Per Share (Section 260-10 of the Codification), basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period.  The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to outstanding options, restricted stock, restricted stock units and performance units.  Certain outstanding restricted stock unit and restricted stock awards are subject to market conditions for vesting.  For the three months ended June 30, 2009 and 2008, none of the conditions for vesting were met for either the restricted stock or restricted stock unit awards, and as a result, they were excluded from the diluted earnings per share calculation.  For the first half of the six months ended June 30, 2009, the conditions pertaining to the restricted stock awards were met and these awards were included in the diluted earnings per share calculation.  For the six months ended June 30. 2009, the conditions for vesting for the restricted stock units were not met and as a result, they were excluded from the diluted earnings per share calculation.  For the six months ended June 30, 2008, none of the conditions for vesting were met for either the restricted stock awards or restricted stock unit awards, and were excluded from the diluted earning per share calculation.  The Company’s performance unit awards contain both service and performance criteria.  For the three and six months ended June 30, 2009, the performance criteria for a portion of the performance awards were met and, therefore, have been included in the diluted earnings per share calculation.  For the three months and six months ended June 30, 2008, none of the performance criteria were met and these awards were excluded from the diluted earnings per share calculation.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	31,615,772	31,208,730	31,585,869	31,206,834
Assumed exercise of stock options (1)	95,162	132,112	84,983	117,742
Assumed vesting of restricted stock, restricted stock units and performance units	41,082	—	381,030	—
Weighted average diluted common shares outstanding	31,752,016	31,340,842	32,051,882	31,324,576

(1)
The assumed exercise of stock options excludes 1,837,694 options outstanding, which were anti-dilutive for the three and six months ended June 30, 2009, and 2,500,035 options outstanding, which were anti-dilutive for the three and six months ended June 30, 2008.

11. Stock-Based Compensation

Income before income taxes for the three and six month periods ended June 30, 2009 and 2008 includes share-based compensation expense of $3.2 million, $6.1 million, $2.6 million and $5.4 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.2 million and $2.3 million for the three and six month periods ended June 30, 2009, respectively, and $1.0 million and $2.1 million for the three and six month periods ended June 30, 2008, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2009.  Options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date.  Options expire 10 years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
Outstanding, December 31, 2008	2,485,937	126,117	$27.21	7.4	$3,394,930
Granted	2,400	—	$26.69	—	—
Forfeited	(17,419)	—	$25.43	—	—
Exercised	(12,644)	—	$24.72	—	—
Outstanding, June 30, 2009	2,458,274	126,117	$27.23	6.9	$5,204,103
Vested/expected to vest, at June 30, 2009	2,437,193	126,117	$27.25	6.9	$5,124,044
Exercisable, June 30, 2009	2,001,698	111,981	$27.73	6.6	$3,405,685

Compensation cost related to unvested options totaled $3.9 million at June 30, 2009 and will be recognized over the remaining vesting period of the grants, which averages 1.4 years.  The average grant date fair value of the options granted in the six months ended June 30, 2009 was $8.97.  The Company uses the Black-Scholes option pricing model to value its stock option awards.  The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2009 was approximately $45.0 thousand.

In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards.  These awards are granted under our long-term incentive plan.  Employee restricted stock and restricted stock unit awards granted during the six months ended June 30, 2009 vest based on the passage of time.  These awards generally vest one-third on each anniversary of the grant date.  Director restricted stock units granted during the six months ended June 30, 2009 vest over 13 months.  A description of the restricted stock and restricted stock unit awards previously granted is presented in the Company’s annual report on Form 10-K filed on February 26, 2009.  The following table summarizes the restricted stock and restricted stock unit activity during the six months ended June 30, 2009:

		Weighted		Weighted		Weighted
	Employee	Average	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Outstanding, at December 31, 2008	1,412,322	$24.15	598,939	$25.28	22,200	$24.06
Granted	59,340	$26.36	182,875	$28.47	23,400	$28.47
Vested	(259,771)	$24.06	(4,642)	$24.06	(3,700)	$24.06
Forfeited	(6,067)	$24.45	(400)	$24.06	—	—
Outstanding, at June 30, 2009	1,205,824	$24.28	776,772	$26.04	41,900	$26.52

Future compensation cost related to restricted stock and restricted stock units is approximately $18.9 million as of June 30, 2009, and will be recognized on a weighted average basis, over the next 2.3 years.  The grant date fair value of the awards granted in 2009 was equal to the Company’s closing stock price on the grant date.

Performance unit awards were granted to certain management members.  These awards contain service and performance conditions.  For each of the three performance periods, one third of the units will accrue multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures.  Additionally, for the cumulative performance period, a number of units will accrue equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued.  Accrued units will be converted to stock or cash, at the discretion of the compensation committee on the third anniversary of the grant date.  The Company intends to settle these awards in stock and has the shares available to do so.  The following table summarizes the performance unit activity during the six months ended June 30, 2009:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
Unvested, at December 31, 2008	72,900	$24.06
Granted	51,475	$28.47
Vested	—	—
Forfeited	—	—
Unvested, at June 30, 2009	124,375	$25.89

Future compensation cost related to the performance units is estimated to be approximately $3.6 million as of June 30, 2009, and is expected to be recognized over the next 2.4 years.

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

Components of net periodic pension expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$490	$430	$980	$860
Interest cost	524	430	1,048	860
Expected return on plan assets	(440)	(358)	(880)	(716)
Amortization of unrecognized net loss	149	—	298	—
Amortization of prior service costs	145	120	290	240
Effect of settlements	—	75	—	150
Net periodic pension cost	$868	$697	$1,736	$1,394

We have contributed $8.3 million to the pension plans in the first six months of 2009.  We expect to contribute a total of approximately $9.6 million in 2009.

Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$63	$59	$126	$118
Interest cost	64	58	128	116
Amortization of prior service credit	(18)	(18)	(36)	(36)
Amortization of unrecognized net loss	5	6	10	12
Net periodic postretirement cost	$114	$105	$228	$210

We expect to contribute $0.1 million to the postretirement health plans during 2009.

13. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$18,425	$8,292	$31,157	$10,353
Foreign currency translation adjustment	16,522	3,833	12,043	(6,583)
Amortization of pension and postretirement
prior service costs and net loss, net of tax	171	67	341	134
Amortization of swap loss, net of tax	41	40	81	80
Other	5	—	5	—
Comprehensive income	$35,164	$12,232	$43,627	$3,984

We expect to amortize $0.7 million of prior service costs and net loss, net of tax and $0.2 million of swap loss, net of tax from other comprehensive income into earnings during 2009.

14. Fair Value of Financial Instruments

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value.  Accounts payable are financial liabilities with carrying values that approximate fair value.  As of June 30, 2009, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $95.2 million based on Level 2 inputs.  The fair value of the Company’s variable rate debt (revolving credit facility), with an outstanding balance of $378.9 million as of June 30, 2009, was $354.3 million, using Level 2 inputs.  Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.

The fair value of the Company’s interest rate swap agreement as described in Note 9 as of June 30, 2009 was a liability of approximately $5.8 million.  The fair value of the swap was determined under SFAS 157 (Section 820-10 of the Codification) using Level 2 inputs.

The fair value of the Company’s foreign currency contracts for U.S. dollars as described in Note 15 as of June 30, 2009 was an asset of approximately $0.2 million.  The fair value of the foreign currency contracts were determined under SFAS 157 (Section 820-10 of the Codification) using Level 2 inputs.

15. Derivative instruments

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risks managed by derivative instruments are the interest rate risk and foreign currency risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s $600 million revolving credit facility.  Interest on our credit facility is variable and use of the interest rate swap establishes a fixed rate over the term of the facility.  The Company’s objective in using an interest rate swap is to establish a fixed interest rate, thereby enabling the Company to predict and manage interest expense and cash flows in a more efficient and effective manner.  We did not apply hedge accounting to the interest rate swap, and it is recorded at fair value on the Company’s Condensed Consolidated Balance Sheet. See Note 9 for more details of the interest rate swap, including the notional amount, interest rate and term.  Note 14 discusses the fair value of the interest rate swap.

The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows.  The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for certain Canadian raw material purchases that are denominated in U.S. dollars, thereby enabling the Company to manage its foreign currency exchange rate risk.  In May 2009, the Company entered into three foreign currency contracts for the purchase of $5.0 million U.S. dollars, in exchange for $5.6 million Canadian dollars.  These contracts expire by the end of September 2009.  We did not apply hedge accounting to these foreign currency contracts, and they are recorded at fair value on the Company’s Condensed Consolidated Balance Sheet.  Note 14 discusses the fair value of these contracts.

As of June 30, 2009, the Company had no other derivative instruments.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments under Statement 133 (Section 815-20-25-12 and 15 of the Codification).
Interest rate swap	Other long-term liabilities	$5,774	Other long-term liabilities	$6,981

	Asset Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments under Statement 133 (Section 815-20-25-12 and 15 of the Codification).
Foreign currency contracts	Other current assets	$191	—	—

The Company recognized a gain of $1.2 million relating to the change in the fair value of its interest rate swap derivative for the six months ended June 30, 2009.  This gain is recorded in the Other (income) expense, net line of our Condensed Consolidated Statement of Income.

The Company recognized a gain of $0.2 million relating to the change in the fair value of its foreign currency contracts for the six months ended June 30, 2009.  This gain is recorded in the Other (income) expense, net line of our Condensed Consolidated Statement of Income.

The Company does not use derivatives for speculative or trading purposes.

16. Commitments and Contingencies

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

17. Supplemental Cash Flow Information

Cash payments for interest were $9.4 million and $15.2 million for the six months ended June 30, 2009 and 2008, respectively.  Cash payments for income taxes were $9.0 million and $9.8 million for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, the Company had accrued property, plant and equipment of approximately $2.4 million.  For the six months ended June 30, 2009, the Company entered into capital leases totaling approximately $1.3 million.  Non cash financing activities for the three and six months ended June 30, 2009 include the gross issuance of 268,113 shares and the repurchase of 11,125 shares to satisfy the minimum statutory withholding requirements associated with the lapse of restrictions on restricted stock and restricted stock unit awards.  The weighted average price of the issuance and repurchase of these shares was $29.09.

18. Foreign Currency

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets, with changes in fair value being recorded through the Condensed Consolidated Statements of Income, within Other (income) expense, net.  In May 2009, the Company entered into three foreign currency contracts for the purchase of $5.0 million U.S. dollars.  The Contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary.  These contracts expire by the end of September 2009.  Prior to these contracts, the Company had similar contracts that had expired by December 31, 2008.  For the three and six months ended June 30, 2009, the Company recorded a gain on these contracts totaling approximately $0.2 million.  For the three and six months ended June 30, 2008, the Company recorded a gain on these contracts totaling approximately $0.2 million and $0.5 million respectively.

The Company has an intercompany note denominated in Canadian dollars, which is eliminated during consolidation.  A portion of the note is considered to be permanent, with the remaining portion considered to be temporary.  Foreign currency fluctuations on the permanent portion are recorded through Accumulated other comprehensive loss, while foreign currency fluctuations on the temporary portion are recorded in the Company’s Condensed Consolidated Statements of Income, within Loss (gain) on foreign currency exchange.

The Company accrues interest on the intercompany note, which is also considered temporary.  Changes in the balance due to foreign currency fluctuations are also recorded in the Company’s Condensed Consolidated Statements of Income within Loss (gain) on foreign currency exchange.

For the three and six months ended June 30, 2009 and 2008, the Company recorded a gain of $3.9 million, $1.8 million, $5.0 thousand and a loss of $1.9 million, respectively, related to foreign currency fluctuations within Other (income) expense.  For the three and six months ended June 30, 2009 and 2008, the Company recorded a gain of $16.5 million, $12.0 million, $3.8 million and a loss of $6.6 million, respectively, in Accumulated other comprehensive loss related to foreign currency fluctuations on the permanent portion of the note.

19. Business and Geographic Information and Major Customers

We manage operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis.  We have designated our reportable segments based on how management views our business.  We do not segregate assets between segments for internal reporting.  Therefore, asset-related information has not been presented.

We evaluate the performance of our segments based on net sales dollars, gross profit and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses).  The amounts in the following tables are obtained from reports used by our senior management team and do not include allocated income taxes.  There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.  Restructuring charges are not allocated to our segments, as we do not include them in the measure of profitability as reviewed by our chief operating decision maker.  Also excluded from the determination of direct operating income are warehouse distribution facility start up costs of approximately $1.8 and $3.1 million incurred during the three and six months ended June 30, 2009, respectively, as we did not include them in the measure of profitability as reviewed by our chief operating decision maker.  These costs are included in the Company’s cost of sales as presented in the Condensed Consolidated Statements of Income.  The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2008 Consolidated Financial Statements contained in our Annual Report on Form 10-K.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$235,853	$222,880	$466,535	$442,520
Food Away From Home	75,029	76,641	141,782	147,567
Industrial and Export	61,723	67,848	119,684	137,905
Total	$372,605	$367,369	$728,001	$727,992
Direct operating income:
North American Retail Grocery	$35,928	$25,053	$70,233	$50,545
Food Away From Home	8,097	8,567	15,103	16,135
Industrial and Export	9,930	6,810	16,610	16,413
Direct operating income	53,955	40,430	101,946	83,093
Unallocated warehouse start-up costs (1)	(1,766)	—	(3,050)	—
Unallocated selling and distribution expenses	(863)	(749)	(1,639)	(1,687)
Unallocated corporate expense	(23,366)	(20,216)	(42,640)	(49,867)
Operating income	27,960	19,465	54,617	31,539
Other (expense) income	196	(7,582)	(6,250)	(16,859)
Income before income taxes	$28,156	$11,883	$48,367	$14,680

(1) Included in Cost of sales in the Condensed Consolidated Statements of Income.

Geographic Information — We had revenues to customers outside of the United States of approximately 13.4% and 14.5% of total consolidated net sales in the six months ended June 30, 2009 and 2008, respectively, with 12.7% and 14.0% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 14.3% and 11.3% of our consolidated net sales in the six months ended June 30, 2009 and 2008, respectively.  No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Products:
Non-dairy powdered creamer	$74,554	$79,832	$160,609	$167,287
Pickles	87,653	92,692	158,104	172,013
Soup and infant feeding	68,003	66,746	147,001	144,877
Salad dressing	55,628	48,918	99,763	87,995
Jams and other	38,983	35,731	71,297	69,145
Aseptic	20,843	20,854	40,670	41,750
Mexican sauces	17,769	12,312	32,824	24,324
Refrigerated	9,172	10,284	17,733	20,601
Total net sales	$372,605	$367,369	$728,001	$727,992

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and six months ended June 30, 2009 and 2008.  Also discussed is our financial position, as of the end of those periods.  This should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

We discuss the following segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: North American Retail Grocery, Food Away From Home, and Industrial and Export.  The key performance indicators of our segments are net sales dollars, gross profit and direct operating income, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct sales and marketing expenses.

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

Current economic conditions continue to remain constrained.  During these times, the Company has focused its efforts not only on protecting its volume, but also on cost containment, pricing and margin improvement.  This strategy has resulted in operating income growth of 43.6% for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008.  Likewise, operating income increased 73.2% for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008.

Recent Developments

 On November 3, 2008, the Company announced plans to close its salad dressings manufacturing plant in Cambridge, Ontario.  Manufacturing operations in Cambridge ceased at the end of June 2009.  Production is being transitioned to the Company’s other manufacturing facilities in Canada and the United States.  The change will result in the Company’s production capabilities being more aligned with the needs of our customers.  The majority of the closure costs were included as costs of the acquisition of E.D. Smith and are not expected to significantly impact earnings.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$372,605	100.0%	$367,369	100.0%	$728,001	100.0%	$727,992	100.0%
Cost of sales	292,761	78.6	298,740	81.3	576,446	79.2	588,974	80.9
Gross profit	79,844	21.4	68,629	18.7	151,555	20.8	139,018	19.1
Operating expenses:
Selling and distribution	28,517	7.7	28,948	7.9	54,298	7.5	57,612	7.9
General and administrative	19,863	5.3	15,760	4.3	35,636	4.9	31,002	4.3
Other operating expense, net	183	—	928	0.2	425	—	11,850	1.6
Amortization expense	3,321	0.9	3,528	1.0	6,579	0.9	7,015	1.0
Total operating expenses	51,884	13.9	49,164	13.4	96,938	13.3	107,479	14.8
Operating income	27,960	7.5	19,465	5.3	54,617	7.5	31,539	4.3
Other (income) expense:
Interest expense	4,839	1.3	7,561	2.0	9,337	1.3	15,292	2.1
Interest income	(18)	—	(87)	—	(18)	—	(107)	—
Loss (gain) on foreign currency exchange	(3,864)	(1.0)	(5)	—	(1,804)	(0.2)	1,855	0.2
Other (income) expense, net	(1,153)	(0.3)	113	—	(1,265)	(0.2)	(181)	—
Total other (income) expense	(196)	—	7,582	2.0	6,250	0.9	16,859	2.3
Income before income taxes	28,156	7.5	11,883	3.3	48,367	6.6	14,680	2.0
Income taxes	9,731	2.6	3,591	1.0	17,210	2.3	4,327	0.6
Net income	$18,425	4.9%	$8,292	2.3%	$31,157	4.3%	$10,353	1.4%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Sales — Second quarter net sales increased 1.4% to $372.6 million in 2009 compared to $367.4 million in the second quarter of 2008.  The increase is primarily due to price increases taken in the second half of 2008, which more than offset the volume declines in the quarter and reduced revenues from the impact of foreign currency fluctuations.  Net sales by segment are shown in the following table:

	Three Months Ended June 30,
			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$235,853	$222,880	$12,973	5.8%
Food Away From Home	75,029	76,641	(1,612)	(2.1)%
Industrial and Export	61,723	67,848	(6,125)	(9.0)%
Total	$372,605	$367,369	$5,236	1.4%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers.  Cost of sales as a percentage of net sales was 78.6% in the second quarter of 2009 compared to 81.3% in 2008.  Although we have experienced increases in certain costs such as metal caps, glass, meat products and cucumbers in the second quarter of 2009 compared to 2008, these increases have been more than offset by decreases in the cost of casein, oils and plastic containers.  Raw material, ingredient and packaging costs continue to be volatile, and we anticipate this trend to continue.  The combination of price increases and the changes in commodity costs in the second quarter of 2009 versus 2008 has resulted in improvement in our consolidated gross margins.

Operating Expenses — Total operating expenses were $51.9 million during the second quarter of 2009 compared to $49.2 million in 2008.  Selling and distribution expenses decreased $0.4 million or 1.5% in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a reduction in freight costs related to reduced volume and a reduction in freight rates.  General and administrative expenses increased $4.1 million in the second quarter of 2009 compared to 2008.  The increase was primarily related to incentive based compensation expense and stock based compensation related to the Company’s performance.  Other operating expense decreased $0.7 million during the second quarter of 2009 compared to 2008, and reflects costs incurred related to the closure of the Portland, Oregon plant in 2008.

Operating Income — Operating income for the second quarter of 2009 was $28.0 million, an increase of $8.5 million, or 43.6%, from operating income of $19.5 million in the second quarter of 2008.  Our operating margin was 7.5% in the second quarter of 2009 compared to 5.3% in 2008 due to favorable pricing and cost reductions partially offset by an increase in general and administrative expenses.

Interest Expense — Interest expense decreased to $4.8 million in the second quarter of 2009, compared to $7.6 million in 2008 due to lower average interest rates and lower debt levels.

Foreign Currency — The Company’s foreign currency gain increased to $3.9 million for the three months ended June 30, 2009 compared to $5.0 thousand in 2008, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other (Income) Expense, Net — Other income increased for the three months ended June 30, 2009 by $1.3 million primarily reflecting the gain associated with the Company’s fair value adjustment of the interest rate swap.

Income Taxes — Income tax expense was recorded at an effective rate of 34.6% in the second quarter of 2009 compared to 30.2% in the prior year’s quarter.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  As consolidated earnings for the three months ended June 30, 2009 were significantly higher than consolidated earnings for the three months ended June 30, 2008, this tax benefit was proportionally much smaller, therefore, increasing the net effective rate in the second quarter of 2009 compared to 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 — Results by Segment

North American Retail Grocery —

	Three Months Ended June 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$235,853	100.0%	$222,880	100.0%
Cost of sales	178,859	75.8	177,240	79.5
Gross profit	56,994	24.2	45,640	20.5
Freight out and commissions	13,214	5.6	14,821	6.7
Direct selling and marketing	7,852	3.4	5,766	2.6
Direct operating income	$35,928	15.2%	$25,053	11.2%

Net sales in the North American Retail Grocery segment increased by $13.0 million, or 5.8% in the second quarter of 2009 compared to the second quarter of 2008.  This change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$222,880
Volume	(1,451)	(0.7)%
Pricing	22,229	10.0
Mix/other	(7,805)	(3.5)
2009 Net sales	$235,853	5.8%

The increase in net sales from 2008 to 2009 resulted primarily from the carryover effect of price increases taken in the second half of 2008 due to rising raw material and packaging costs.  While overall case sales decreased slightly in this segment, the Company experienced volume increases in soups, Mexican sauces and salad dressings offset by reduced revenues due to the impact of foreign currency fluctuations.

Cost of sales as a percentage of net sales decreased from 79.5% in the second quarter of 2008 to 75.8% in 2009 primarily as a result of price increases taken in the second half 2008 to offset the commodity, material and packaging cost increases previously incurred by the Company.  Also contributing to the decrease were several cost reduction initiatives, a shift in sales mix and moving away from certain low margin customers over the past year.

Freight out and commissions paid to independent sales brokers were $13.2 million in the second quarter of 2009 compared to $14.8 million in 2008, a decrease of 10.8%, primarily due to lower freight costs, as fuel prices have decreased since last year.

Direct selling and marketing increased $2.1 million, or 36.2% from 2008 due to increased levels of incentive based compensation associated with the Company’s performance and new label design costs.

Food Away From Home —

	Three Months Ended June 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$75,029	100.0%	$76,641	100.0%
Cost of sales	62,242	83.0	62,799	81.9
Gross profit	12,787	17.0	13,842	18.1
Freight out and commissions	2,600	3.5	3,709	4.9
Direct selling and marketing	2,090	2.7	1,566	2.0
Direct operating income	$8,097	10.8%	$8,567	11.2%

Net sales in the Food Away From Home segment decreased by $1.6 million, or 2.1%, in the second quarter of 2009 compared to the prior year.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$76,641
Volume	(4,475)	(5.8)%
Pricing	4,787	6.2
Mix/other	(1,924)	(2.5)
2009 Net sales	$75,029	(2.1)%

Net sales decreased during the second quarter of 2009 compared to 2008 primarily due to lower volumes resulting from the recent economic downturn, as consumers reduce their spending on dining and eating out.  This segment also experienced a shift in the sales mix.  Net sales of pickle products fell by 3.5%.  Increased pricing in response to commodity cost increases over the past year partially offset these volume and sales mix declines.

Cost of sales as a percentage of net sales increased from 81.9% in the second quarter of 2008 to 83.0% in 2009, as sales price increases realized in the quarter partially offset increases in raw material and packaging costs from earlier periods.  Additionally we experienced a shift in mix from higher margin food distributors to lower margin national account quick serve customers.

Freight out and commissions paid to independent sales brokers were $2.6 million in the second quarter of 2009 compared to $3.7 million in 2008, a decrease of 29.9%, primarily due to reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing increased $0.5 million in the second quarter of 2009 compared to 2008, an increase of 33.5% primarily due to higher levels of incentive based compensation associated with the Company’s performance relative to targets established at the beginning of the year.

Industrial and Export —

	Three Months Ended June 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$61,723	100.0%	$67,848	100.0%
Cost of sales	49,894	80.8	58,701	86.5
Gross profit	11,829	19.2	9,147	13.5
Freight out and commissions	1,370	2.2	2,155	3.2
Direct selling and marketing	529	0.9	182	0.3
Direct operating income	$9,930	16.1%	$6,810	10.0%

Net sales in the Industrial and Export segment decreased $6.1 million or 9.0% in the second quarter of 2009 compared to the prior year.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$67,848
Volume	(16,753)	(24.7)%
Pricing	578	0.9
Mix/other	10,050	14.8
2009 Net sales	$61,723	(9.0)%

The decrease in net sales is primarily due to reduced volumes resulting from a decline in co-pack sales along with a significant decrease in export sales due to the strength of the U.S. dollar.  While the decline in net sales included the majority of the products sold within this segment, the most significant declines were in the non-dairy powdered creamer, baby food and refrigerated products.  Partially offsetting the volume declines was a shift in product sales mix due to reduced export and co-pack sales.

Cost of sales as a percentage of net sales decreased from 86.5% in the second quarter of 2008 to 80.8% in 2009 reflecting price increases taken in 2008 that offset increased raw materials and packaging costs.  Also contributing to the reduction were productivity improvements realized in the quarter and decreases in certain input costs.

Freight out and commissions paid to independent sales brokers were $1.4 million in the second quarter of 2009 compared to $2.2 million in 2008, a decrease of 36.4%, primarily due to reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing was $0.5 million in the second quarter of 2009 compared to $0.2 million in the second quarter of 2008, an increase of $0.3 million, due to increased trade development costs and higher levels of incentive based compensation associated with the Company’s overall performance.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Sales — Net sales remained at $728.0 million in the first six months of 2009 and 2008.  Reduced volume, the impact of foreign currency and a shift in sales mix were offset by increased pricing.  Net sales by segment are shown in the following table:

	Six Months Ended June 30,
			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$466,535	$442,520	$24,015	5.4%
Food Away From Home	141,782	147,567	(5,785)	(3.9)%
Industrial and Export	119,684	137,905	(18,221)	(13.2)%
Total	$728,001	$727,992	$9	0.0%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers.  Cost of sales as a percentage of net sales was 79.2% in the first six months of 2009 compared to 80.9% in 2008.  We have experienced increases certain costs, such as metal cans, metal caps, glass, meat products, sweeteners and cucumbers in the first six months of 2009 compared to 2008.  These increases have been more than offset by decreases in the cost of casein, oils and plastic containers.  The combination of price increases, which have now caught up with the commodity cost increases experienced last year and the net decrease in ingredient and packaging costs in the first six months of 2009 versus 2008, have resulted in improvement in our consolidated gross margins.

Operating Expenses — Total operating expenses were $96.9 million during the first six months of 2009 compared to $107.5 million in 2008.  Selling and distribution expenses decreased $3.3 million or 5.8% in the second quarter of 2009 compared to the first six months of 2008 primarily due to a reduction in freight costs related to lower unit volume and a reduction in freight rates.  General and administrative expenses increased $4.6 million in the second quarter of 2009 compared to 2008.  This increase was primarily related to incentive based compensation expense and stock based compensation related to the Company’s performance.  Other operating expense was $0.4 million during the first six months of 2009, and reflected net costs incurred related to the closed Portland, Oregon plant.  This is down significantly from the $11.9 million in 2008, reflecting the initial Portland plant closing costs of approximately $11.4 million and $0.5 million related to the fire at our New Hampton, Iowa facility in 2008.

Operating Income — Operating income for the first six months of 2009 was $54.6 million, an increase of $23.1 million, or 73.2%, from operating income of $31.5 million in the first six months of 2008.  Our operating margin was 7.5% in the first six months of 2009 compared to 4.3% in 2008 due to higher profit margins resulting from favorable pricing and cost reductions, and significantly lower costs in 2009 related to the Portland plant closure and New Hampton fire in 2008.

Interest Expense — Interest expense decreased to $9.3 million in the first six months of 2009, compared to $15.3 million in 2008 due to lower average interest rates and lower debt levels.

Foreign Currency — Foreign currency gains were $1.8 million for the six months ended June 30, 2009 compared to a loss of $1.9 million for the six months ended June 30, 2008, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other (Income) Expense, Net — Other income increased for the six months ended June 30, 2009 by $1.1 million, primarily reflecting the gain associated with the Company’s fair value adjustment of its interest rate swap.

Income Taxes — Income tax expense was recorded at an effective rate of 35.6% in the first six months of 2009 compared to 29.5% in 2008.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  As consolidated earnings for the six months ended June 30, 2009 were significantly higher than consolidated earnings for the six months ended June 30, 2008, this tax benefit was proportionally much smaller, therefore, increasing the net effective rate in the first six months of 2009 compared to 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 — Results by Segment

North American Retail Grocery —

	Six Months Ended June 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$466,535	100.0%	$442,520	100.0%
Cost of sales	356,211	76.4	351,612	79.5
Gross profit	110,324	23.6	90,908	20.5
Freight out and commissions	25,539	5.4	28,769	6.5
Direct selling and marketing	14,552	3.1	11,594	2.6
Direct operating income	$70,233	15.1%	$50,545	11.4%

Net sales in the North American Retail Grocery segment increased by $24.0 million, or 5.4% in the first six months of 2009 compared to the first six months of 2008.  This change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$442,520
Volume	(15,087)	(3.4)%
Pricing	46,928	10.6
Mix/other	(7,826)	(1.8)
2009 Net sales	$466,535	5.4%

The increase in net sales from 2008 to 2009 resulted from the carryover effect of price increases taken in the second half of 2008 to cover the rising raw material and packaging costs, partially offset by lower case sales of baby food and retail branded pickles, and the impact of foreign currency.  While overall case sales decreased in this segment, the Company experienced modest volume increases in soups, Mexican sauces and dressings.

Cost of sales as a percentage of net sales decreased from 79.5% in for the first six months of 2008 to 76.4 % in 2009 primarily as a result of price increases which have now caught up to the raw material and packaging cost increases experienced by the Company in earlier periods.  Also contributing to the decrease were several cost reduction initiatives and moving away from certain low margin customers over the past year.

Freight out and commissions paid to independent sales brokers was $25.5 million in the first six months of 2009 compared to $28.8 million in 2008, a decrease of 11.2%, primarily due to reduced volumes and lower freight costs, as fuel prices have decreased since last year.

Direct selling and marketing was $14.6 million in the first six months of 2009 compared to $11.6 million in 2008, an increase of $3.0 million or 25.5%, due to increased levels of incentive based compensation associated with the Company’s performance.  Also contributing to the increase are costs related to new label designs.

Food Away From Home —

	Six Months Ended June 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$141,782	100.0%	$147,567	100.0%
Cost of sales	117,913	83.2	120,864	81.9
Gross profit	23,869	16.8	26,703	18.1
Freight out and commissions	5,128	3.6	7,170	4.9
Direct selling and marketing	3,638	2.5	3,398	2.3
Direct operating income	$15,103	10.7%	$16,135	10.9%

Net sales in the Food Away From Home segment decreased by $5.8 million, or 3.9%, in the first six months of 2009 compared to the prior year.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$147,567
Volume	(9,816)	(6.7)%
Pricing	8,801	6.0
Mix/other	(4,770)	(3.2)
2009 Net sales	$141,782	(3.9)%

Net sales decreased during the first six months of 2009 compared to 2008 primarily due to reduced volumes resulting from the recent economic down turn, as consumers reduced their spending on dining and eating out.  This segment also experienced a decrease in net sales due to both a shift in the sales mix and the impact of foreign currency changes.  Increased pricing in response to commodity cost increases over the past year partially offset the volume declines.

Cost of sales as a percentage of net sales increased from 81.9% in the first six months of 2008 to 83.2% in 2009, as sales price increases only partially offset increases in input costs from earlier periods, as well as a shift in mix from higher margin food distributors to lower margin national account quick serve customers.

Freight out and commissions paid to independent sales brokers was $5.1 million in the first six months of 2009 compared to $7.2 million in 2008, a decrease of 28.5%, primarily due to reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing was $3.6 million in the first six months of 2009 compared to $3.4 million in 2008, primarily due to higher levels of incentive compensation associated with the Company’s performance relative to targets established at the beginning of the year.

Industrial and Export —

	Six Months Ended June 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$119,684	100.0%	$137,905	100.0%
Cost of sales	99,272	82.9	116,498	84.5
Gross profit	20,412	17.1	21,407	15.5
Freight out and commissions	2,883	2.4	4,579	3.3
Direct selling and marketing	919	0.8	415	0.3
Direct operating income	$16,610	13.9%	$16,413	11.9%

Net sales in the Industrial and Export segment decreased $18.2 million or 13.2% in the first six months of 2009 compared to the prior year.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$137,905
Volume	(30,712)	(22.3)%
Pricing	4,414	3.2
Mix/other	8,077	5.9
2009 Net sales	$119,684	(13.2)%

The decrease in net sales is primarily due to reduced volumes resulting from lower co-pack sales, and export sales decreasing significantly due to the strength of the U.S. dollar.  While the decline in net sales included the majority of the products sold within this segment, the most significant were in the non-dairy powdered creamer, soup and baby food products.  Partially offsetting the volume declines were price increases taken since last year in an effort to offset the increases in input costs and a positive mix variance.

Cost of sales as a percentage of net sales decreased from 84.5% in the first six months of 2008 to 82.9% in 2009 as price increases have caught up to input cost increases experienced in prior periods.  Also contributing to the reduction were productivity improvements realized in the first half of 2009 and decreases in certain input costs.

Freight out and commissions paid to independent sales brokers were $2.9 million in the first six months of 2009 compared to $4.6 million in 2008, a decrease of 37.0%, primarily due to reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing was $0.9 million in the first six months of 2009 compared to $0.4 million in 2008, an increase of $0.5 million, due to increased trade development costs and higher levels of incentive compensation associated with the Company’s overall performance.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.  The Company continues to generate positive cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis.  If additional borrowing is needed to finance future acquisitions, approximately $212.5 million was available under the revolving credit facility as of June 30, 2009.  This facility expires in 2011.  We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows is summarized in the following tables:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:

Net income	$31,157	$10,353
Depreciation & amortization	22,977	23,932
Stock-based compensation	6,059	5,381
Loss (gain) on foreign currency exchange	(2,146)	1,855
Mark to market adjustment on interest rate swap	(1,206)	—
Write-down of impaired assets	—	5,197
Deferred income taxes	7,293	3,964
Changes in operating assets and liabilities, net of acquisitions
Receivables	4,086	(11,290)
Inventories	(27,880)	20,176
Prepaid expenses and other current assets	3,224	(4,699)
Accounts payable, accrued expenses and other liabilities	(29,117)	1,739
Other	582	(693)
Net cash provided by operating activities	$15,029	$55,915

Our cash from operations decreased from $55.9 million in the first six months of 2008 to $15.0 million in 2009.  Higher net income achieved in the quarter and a reduction in receivables due to continued focus on reducing days sales outstanding was more than offset by a decrease in accounts payable from the high level at the end of 2008, and a build in inventories due to early pickle production and the closing of the Cambridge facility.

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from investing activities:

Additions to property, plant and equipment	$(22,553)	$(29,683)
Other	24	939
Net cash used in investing activities	$(22,529)	$(28,744)

In the first six months of 2009, cash used in investing activities decreased by $6.2 million compared to 2008.  Capital additions were $22.6 million for the first six months of 2009, compared to $29.7 million in 2008 as the Company completed several large projects early in 2009.  Capital spending in 2009 included upgrades to our Pittsburgh plant water and power systems, capacity expansion at our North East, Pennsylvania facility and repair of our New Hampton, Iowa facility, which was damaged by fire in February of 2008, along with routine upgrades and improvements to our other plants.

We expect capital spending programs to be approximately $32.0 million in 2009.  Capital spending in the balance of 2009 will focus on productivity improvements, and routine equipment upgrades or replacements at all of our facilities, which number 16 across the United States and Canada.

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from financing activities:

Net borrowing (repayment) of debt	$6,479	$(32,884)
Other	(42)	287
Net cash provided by (used in) financing activities	$6,437	$(32,597)

Net cash used in financing activities changed from a $32.6 million use of funds in the first six months of 2008 to a $6.4 million source of funds in 2009, as the cash provided from operating activities for the six months ended June 30, 2009 was $40.8 million less than 2008.  See cash flows from operating activities.

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

Debt Obligations

At June 30, 2009, we had $378.9 million in borrowings under our revolving credit facility, senior notes of $100.0 million and $4.6 million of tax increment financing and other obligations.  In addition, at June 30, 2009, there were $8.6 million in letters of credit under the revolver that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $600 million of which $212.5 million was available at June 30, 2009.  Interest rates are tied to variable market rates which averaged 1.0% on debt outstanding as of June 30, 2009.  We are in compliance with the applicable covenants as of June 30, 2009.

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

See Note 16 to our Condensed Consolidated Financial Statements and Note 20 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for more information about our commitments and contingent obligations.

In 2009, we expect cash interest to be approximately $18.2 million based on anticipated debt levels and cash income taxes are expected to be approximately $24.5 million.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes to our critical accounting policies in the six months ended June 30, 2009.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make.  Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates, interest rates and raw material and commodity costs; changes in economic conditions, political conditions, reliance on third parties for manufacturing of products and provision of services; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2008 as well as in our Current Reports on Form 8-K.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk, other than our interest rate swap agreement, as of June 30, 2009.  Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates.  Based on our outstanding debt balance of $378.9 million under our revolving credit facility at June 30, 2009, and adjusting for the $200 million fixed rate swap agreement, as of June 30, 2009, each 1% rise in our interest rate would increase our interest expense by approximately $1.8 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly.  Many of the raw materials that we use in our products rose to unusually high levels during 2008, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials.  During 2009, certain input costs have decreased from the high levels experienced in 2008, but continue to remain at levels in excess of historical costs.  Other input costs such as metal cans, lids and caps continue to rise even though the underlying commodity cost has decreased.  The reason for the continued rise in cost is due in part to the limited number of suppliers.  In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, rose to unusually high levels in the middle of 2008, but have decreased proportionately to the general reduction in overall economic activity in 2009.  Furthermore, certain input requirements, such as glass used in packaging, are available only from a limited number of suppliers.  We expect the volatile nature of these costs to continue, with an overall slightly upward trend.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates.  Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.  For the six months ended June 30, 2009 the Company recognized a foreign currency exchange gain of approximately $13.8 million, of which $12.0 million was recorded as a component of Accumulated other comprehensive loss and $1.8 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.  For the six months ended June 30, 2008 the Company recognized a loss of approximately $8.5 million, of which $6.6 million was recorded as a component of Accumulated other comprehensive loss and $1.9 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets, with changes in fair value being recorded through the Condensed Consolidated Statements of Income, within Other (income) expense.  In May 2009, the Company entered into three foreign currency contracts for the purchase of $5.0 million U.S. dollars.  The contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary.  These contracts expire by the end of September 2009.  Prior to these contracts, the Company had similar contracts that had expired by December 31, 2008.  For the three and six months ended June 30, 2009, the Company recorded a gain on these contracts totaling approximately $0.2 million.  For the three and six months ended June 30, 2008, the Company recorded a gain on these contracts totaling approximately $0.2 million and $0.5 million, respectively.

Item 4. Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, these disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2009 and 2008 and of cash flows for the six month periods ended June 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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
August 6, 2009

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Information regarding the matters submitted to a vote of security holders for the period covered by this Quarterly Report on Form 10-Q can be found in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Form of employee Cash Long-Term Incentive Award Agreement

10.2*	Form of employee Performance Unit Agreement

10.3*	Form of employee Restricted Stock Agreement

10.4*	Form of employee Restricted Stock Unit Agreement

10.5*	Form of employee Non-Statutory Stock Option Agreement

10.6*	Form of non-employee director Restricted Stock Unit Agreement

10.7*	Form of non-employee director Non-Statutory Stock Option Agreement

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

August 6, 2009