Form 10-Q
period 2009-09-30
TreeHouse Foods, Inc.
filed 2009-11-04
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

There were 31,928,672 shares of Common Stock, par value $0.01 per share, outstanding as of October 30, 2009.

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,654	$2,687
Receivables, net	105,765	86,837
Inventories, net	303,955	245,790
Deferred income taxes	7,418	6,769
Prepaid expenses and other current assets	8,991	10,315
Assets held for sale	4,081	4,081
Total current assets	433,864	356,479
Property, plant and equipment, net	278,702	270,664
Goodwill	576,094	560,874
Identifiable intangible and other assets, net	166,848	167,665
Total assets	$1,455,508	$1,355,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$176,499	$187,795
Current portion of long-term debt	597	475
Total current liabilities	177,096	188,270
Long-term debt	475,477	475,233
Deferred income taxes	44,092	27,485
Other long-term liabilities	38,319	44,563
Total liabilities	734,984	735,551
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000,000 and 40,000,000 shares authorized, respectively, 31,928,544 and 31,544,515 shares issued and outstanding, respectively	319	315
Additional paid-in capital	582,348	569,262
Retained earnings	173,173	113,948
Accumulated other comprehensive loss	(35,316)	(63,394)
Total stockholders’ equity	720,524	620,131
Total liabilities and stockholders’ equity	$1,455,508	$1,355,682

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net sales	$378,865	$374,576	$1,106,866	$1,102,568
Cost of sales	298,347	301,416	874,793	890,390
Gross profit	80,518	73,160	232,073	212,178
Operating expenses:
Selling and distribution	25,671	29,060	79,969	86,672
General and administrative	20,752	15,959	56,388	46,961
Other operating (income) expense, net	(14,354)	722	(13,929)	12,572
Amortization expense	3,375	3,331	9,954	10,346
Total operating expenses	35,444	49,072	132,382	156,551
Operating income	45,074	24,088	99,691	55,627
Other (income) expense:
Interest expense	4,807	6,493	14,144	21,785
Interest income	(21)	—	(39)	(107)
Loss (gain) on foreign currency exchange	(2,968)	1,869	(4,772)	3,724
Other income, net	(151)	(87)	(1,416)	(268)
Total other expense	1,667	8,275	7,917	25,134
Income before income taxes	43,407	15,813	91,774	30,493
Income taxes	15,343	4,733	32,553	9,060
Net income	$28,064	$11,080	$59,221	$21,433

Weighted average common shares:
Basic	32,280	31,397	31,797	31,281
Diluted	33,129	31,514	32,387	31,399
Net earnings per common share:
Basic	$.87	$.35	$1.86	$.69
Diluted	$.85	$.35	$1.83	$.68

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$59,221	$21,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,978	25,160
Amortization	9,954	10,346
Loss (gain) on foreign currency exchange, intercompany note	(4,465)	3,107
Mark to market adjustment on interest rate swap	(1,229)	—
Excess tax benefits from stock-based payment arrangements	(60)	(325)
Stock-based compensation	9,951	8,795
Write down of impaired assets	—	5,173
Gain on disposition of assets, net	(12,612)	(652)
Deferred income taxes	11,743	7,165
Other	120	393
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,614)	(16,630)
Inventories	(54,083)	6,535
Prepaid expenses and other current assets	1,584	(6,358)
Accounts payable, accrued expenses and other liabilities	(10,561)	28,550
Net cash provided by operating activities	28,927	92,692
Cash flows from investing activities:
Additions to property, plant and equipment	(30,877)	(40,799)
Insurance proceeds	—	4,800
Acquisitions of businesses	—	(251)
Proceeds from sale of fixed assets	35	1,659
Net cash used in investing activities	(30,842)	(34,591)
Cash flows from financing activities:
Net repayment of debt	(949)	(69,460)
Proceeds from stock option exercises	3,405	3,965
Excess tax benefits from stock-based payment arrangements	60	325
Cash used to net share settle equity awards	(324)	—
Net cash provided by (used in) financing activities	2,192	(65,170)
Effect of exchange rate changes on cash and cash equivalents	690	(287)
Net increase (decrease) in cash and cash equivalents	967	(7,356)
Cash and cash equivalents, beginning of period	2,687	9,230
Cash and cash equivalents, end of period	$3,654	$1,874

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2009
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

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 4, 2009.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Unless otherwise indicated, references in this report to “we,” “us,” “our,” or the “Company” refer to TreeHouse Foods, Inc. and subsidiaries, taken as a whole.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of the pronouncement are effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued another accounting pronouncement, which delayed the initial effective date for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.  The adoption of the provisions of these pronouncements did not significantly impact our financial statements.

In December 2007, the FASB issued an accounting pronouncement on business combinations.  The provisions of this pronouncement establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired.  The pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination, and applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may not be early adopted.  The Company will apply the provisions of this pronouncement for all future acquisitions.

In December 2007, the FASB issued an accounting pronouncement on non-controlling interests in consolidated financial statements.  The provisions of this pronouncement outline the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This pronouncement is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  Adoption of this pronouncement did not have an impact on our financial statements.

In March 2008, the FASB issued an accounting pronouncement regarding disclosures about derivative instruments and hedging activities, which requires increased qualitative, and credit-risk disclosures.  This pronouncement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Further, entities are encouraged, but not required to provide comparative disclosures for earlier periods.  We adopted the provisions of this pronouncement beginning January 1, 2009 and have provided the required disclosures beginning with our first quarterly report on Form 10-Q in 2009.

The Emerging Issues Task Force (“EITF”) issued, in November 2008, an accounting pronouncement regarding equity method investment accounting considerations which is effective for transactions occurring in fiscal years beginning on or after December 15, 2008. The adoption of this pronouncement did not have a significant impact on our financial statements.

On December 30, 2008, the FASB issued an accounting pronouncement regarding employers’ disclosures about postretirement benefits.  This pronouncement is effective for fiscal years ending after December 15, 2009.  This pronouncement does not change current accounting methods, but requires disclosure about investment policies and strategies, the fair value of each major category of plan assets, the methods and inputs used to develop fair value measurements of plan assets, and concentrations of credit risk.  As this pronouncement only pertains to disclosures, the Company does not expect its impact upon adoption to be significant.

In April 2009, the FASB issued an accounting pronouncement regarding interim disclosures about the fair value of financial instruments.  This pronouncement requires disclosures about the fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies.  This pronouncement also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  The effective date for this pronouncement is interim and annual periods ending after June 15, 2009.  We have complied with the disclosure provisions of this pronouncement.

In May 2009, the FASB issued an accounting pronouncement regarding subsequent events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This pronouncement is effective for fiscal years and interim periods ended after June 15, 2009.  We adopted the provisions of this pronouncement for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement regarding the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This pronouncement establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative, nongovernmental U.S. GAAP.  The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  All U.S. GAAP accounting literature is now known as the “Accounting Standard Codification” (“ASC”) and updates to the Codification are now issued as “Accounting Standards Updates” (“ASU”). As the Codification was not intended to change or alter existing U.S. GAAP, it did not have any impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-5 which provides additional guidance on measuring the fair value of liabilities under ASC 820. ASU 2009-5 clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required.  This pronouncement also requires that the fair value of a liability is measured using one or more of the following techniques when a quoted price in an active market for the identical liability is not available, (1) a valuation technique that uses the quoted price for the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) another valuation technique consistent with the guidance in ASC 820, for example, an income approach such as a present value technique.  The adoption of ASU 2009-5 is not expected to significantly impact the Company.

3. Income Taxes

Income tax expense was recorded at an effective rate of 35.3% and 35.5% for the three and nine months ended September 30, 2009, respectively, compared to 29.9% and 29.7% for the three and nine months ended September 30, 2008, respectively.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  For the three and nine months ended September 30, 2009 and 2008, the Company recognized a tax benefit related to this item of approximately $1.3 million and $3.5 million and $1.4 million and $4.2 million, respectively.  As consolidated earnings for the three and nine months ended September 30, 2009 were significantly higher than consolidated earnings for the three and nine months ended September 30, 2008, this tax benefit was proportionally much smaller, therefore, increasing the net effective tax rate in the three and nine months ended September 30, 2009 compared to 2008.  In addition, in 2009 the Company recorded an additional $0.8 million in Canadian withholding tax related to the closure of our Cambridge, Ontario plant.

As of September 30, 2009, the Company does not believe that the gross recorded unrecognized tax benefits will materially change within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions.  The Internal Revenue Service (“IRS”) began an examination of the Company’s 2007 federal income tax return in the second quarter of 2009.  The IRS has previously examined tax returns filed for years through 2006.  The Company has various state tax examinations in process, which are expected to be completed in 2010.  The outcome of the IRS examination and the various state tax examinations are unknown at this time.

E.D. Smith and its affiliates are subject to Canadian, U.S. and state tax examinations from 2005 forward.  The IRS completed an examination of E.D. Smith’s U.S. affiliates tax return for 2005 during the first quarter of 2009.  An insignificant tax adjustment was paid to settle the examination.  The Canada Revenue Agency (CRA) initiated an income tax audit for the E.D. Smith 2006 and 2007 tax years.  The Company expects this audit to conclude during the fourth quarter of 2009.  The outcome of this audit is unknown at this time.

4. Other Operating (Income) Expense

The Company had Other operating income of $14.4 million and $13.9 million for the three and nine months ended September 30, 2009, respectively, and expense of $0.7 million and $12.6 million for the three and nine months ended September 30, 2008, respectively.  For the three and nine months ended September 30, 2009, income consisted of a gain from insurance proceeds of $14.5 million related to a fire at our non-dairy powdered creamer facility located in New Hampton, Iowa, offset by $0.1 million and $0.6 million, respectively, of executory costs at our closed Portland, Oregon pickle plant.  For the three and nine months ended September 30, 2008, expenses consisted of $0.7 million and $12.1 million, respectively, relating to the closing of our Portland, Oregon plant plus $0.5 million in the nine months ended September 30, 2008, relating to the fire at our New Hampton, Iowa plant.

5. Facility Closings

On February 13, 2008, the Company announced plans to close its pickle plant in Portland, Oregon.  The Portland plant was the Company’s highest cost and least utilized pickle facility.  Operations in the plant ceased during the second quarter of 2008.  Net costs associated with the plant closure are estimated to be approximately $13.9 million, of which $8.6 million is expected to be in cash, net of estimated proceeds from the sale of assets.  The Company has incurred $13.8 million in Portland closure costs since 2008.  There are no accrued expenses related to this closure as of September 30, 2009, and insignificant accrued expenses as of December 31, 2008.  In connection with the Portland closure, the Company has $4.1 million of assets held for sale, which are primarily land and buildings.

On November 3, 2008, the Company announced plans to close its salad dressings manufacturing plant in Cambridge, Ontario.  Manufacturing operations in Cambridge ceased at the end of June 2009.  Production has been transitioned to the Company’s other manufacturing facilities in Canada and the United States.  The change will result in the Company’s production capabilities being more aligned with the needs of our customers.  The majority of the closure costs were included as costs of the acquisition of E.D. Smith and are not expected to significantly impact earnings.  Total costs are expected to be approximately $2.5 million, including severance costs of $1.3 million, and other costs of $1.2 million.  As of September 30, 2009, the Company had remaining accruals of approximately $1.0 million for the closure, the components of which include $0.6 million for severance and $0.4 million for closing and other costs.  The Company expects payments to be completed by the end of 2009, with all payments expected to be funded with cash from operations.  Severance payments during the nine months ended September 30, 2009 were approximately $0.7 million.

6. Insurance Claim – New Hampton

In February 2008, the Company’s non-dairy powdered creamer plant in New Hampton, Iowa was damaged by a fire, which left the facility unusable.  The Company has repaired the facility and it became operational in the first quarter of 2009.  The Company filed a claim with our insurance provider and have received approximately $37.5 million in reimbursements for property damage and incremental expenses incurred to service our customers throughout this period.  The claim was finalized in September 2009, and the Company received a final payment of approximately $10.6 million to close our claim in October.  As of September 30, 2009, the Company recorded this amount as a receivable and recognized income of approximately $15.4 million, of which $14.5 million is classified in Other operating (income) expense and $0.9 million is classified in Cost of sales.  Of the $14.5 million, $13.6 was related to a gain on the fixed assets destroyed in the incident.

7. Inventories

	September 30,	December 31,
	2009	2008
	(In thousands)
Finished goods	$229,228	$181,311
Raw materials and supplies	95,070	82,869
LIFO reserve	(20,343)	(18,390)
Total	$303,955	$245,790

Approximately $115.9 million and $83.0 million of our inventory was accounted for under the LIFO method of accounting at September 30, 2009 and December 31, 2008, respectively.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2008	$343,651	$83,641	$133,582	$560,874
Currency exchange adjustment	13,754	1,466	—	15,220
Balance at September 30, 2009	$357,405	$85,107	$133,582	$576,094

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$30,566	$—	$30,566	$27,824	$—	$27,824
Intangible assets with finite lives:
Customer-related	145,177	(32,296)	112,881	137,693	(23,430)	114,263
Non-compete agreement	2,620	(1,977)	643	2,620	(1,422)	1,198
Trademarks	17,610	(2,079)	15,531	17,610	(1,385)	16,225
Formulas/recipes	1,719	(659)	1,060	1,583	(378)	1,205
Total	$197,692	$(37,011)	$160,681	$187,330	$(26,615)	$160,715

Amortization expense on intangible assets for the three months ended September 30, 2009 and 2008 was $3.4 million and $3.3 million, respectively and $10.0 million and $10.3 million for the nine months ended September 30, 2009 and 2008, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

(In thousands)
2010	$12,857
2011	$10,965
2012	$10,664
2013	$10,422
2014	$10,402

9. Long-Term Debt

	September 30,	December 31,
	2009	2008
	(In thousands)
Revolving credit facility	$371,600	$372,000
Senior notes	100,000	100,000
Tax increment financing and other	4,474	3,708
	476,074	475,708
Less current portion	(597)	(475)
Total long-term debt	$475,477	$475,233

Revolving Credit Facility — The Company maintains an unsecured revolving credit agreement with an aggregate commitment of $600 million, of which $219.6 million was available as of September 30, 2009, that expires August 31, 2011.  In addition, as of September 30, 2009, there were $8.8 million in letters of credit under the revolver that were issued but undrawn.  The credit facility contains various financial and other restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio.  The Company is in compliance with all applicable covenants as of September 30, 2009.  The Company believes that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.  Our average interest rate on debt outstanding under our credit agreement at September 30, 2009 was 0.82%.

Senior Notes — The Company also maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers.  The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets.  The Note Purchase Agreement also requires the Company to maintain certain financial ratios.  We are in compliance with the applicable covenants as of September 30, 2009.

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

In July 2006, the Company entered into a forward interest rate swap transaction for a notional amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes.  The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million.  The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets.  The total loss will be reclassified ratably to our Condensed Consolidated Statements of Income as an increase to Interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes.  In the nine months ended September 30, 2009, $0.2 million of the loss was taken into interest expense.  We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2009.

Tax Increment Financing —As part of the acquisition of the soup and infant feeding business in 2006, the Company assumed the payments related to redevelopment bonds pursuant to a Tax Increment Financing Plan.  The Company has agreed to make certain payments with respect to the principal amount of the redevelopment bonds through May 2019.  As of September 30, 2009, $2.7 million remains outstanding.

10. Earnings Per Share

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

Certain restricted stock unit and restricted stock awards are subject to market conditions for vesting.  For the three months ended September 30, 2009 and 2008, none of the conditions for vesting were met for the restricted stock awards.  During the three months ended September 30, 2009, the conditions for vesting were met for the restricted stock unit awards, and the awards vested.  The Company has included their dilutive impact for the period of time during which they were not vested.  For the three months ended September 30, 2008, the restricted stock unit conditions were not met and were excluded from the diluted shares calculation.

For the nine months ended September 30, 2009, the conditions pertaining to the restricted stock and restricted stock unit awards were met and these awards were included in the diluted earnings per share calculation.  For the nine months ended September 30, 2008, none of the conditions for vesting were met for either the restricted stock awards or restricted stock unit awards, and they were excluded from the diluted earning per share calculation.

The Company’s performance unit awards contain both service and performance criteria.  For the three and nine months ended September 30, 2009, the performance criteria for a portion of the performance awards were met and, therefore, have been included in the diluted earnings per share calculation.  For the three months and nine months ended September 30, 2008, none of the performance criteria were met and these awards were excluded from the diluted earnings per share calculation.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	32,280,059	31,396,886	31,797,354	31,281,338
Assumed exercise of stock options (1)	494,237	116,854	127,794	117,446
Assumed vesting of restricted stock, restricted stock units and performance units (1)	354,444	—	462,319	—
Weighted average diluted common shares outstanding	33,128,740	31,513,740	32,387,467	31,398,784

(1)
Incremental shares from stock options, restricted stock, restricted stock units, and performance units are computed by the treasury stock method.  Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share because they were anti-dilutive, 8,175 and 1,585,412 for the three and nine months ended September 30, 2009, respectively and 2,225,111 for the three and nine months ended September 30, 2008.

11. Stock-Based Compensation

Income before income taxes for the three and nine month periods ended September 30, 2009 and 2008 includes share-based compensation expense of $3.9 million, $10.0 million, $3.4 million and $8.8 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.5 million and $3.8 million for the three and nine month periods ended September 30, 2009, respectively, and $1.3 million and $3.5 million for the three and nine month periods ended September 30, 2008, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2009.  Options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date.  Options expire 10 years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
Outstanding, December 31, 2008	2,485,937	126,117	$27.21	7.4	$3,394,930
Granted	2,400	—	$26.69		—
Forfeited	(18,787)	—	$25.53		—
Exercised	(125,514)	—	$26.82		—
Outstanding, September 30, 2009	2,344,036	126,117	$27.24	6.7	$20,816,981
Vested/expected to vest, at September 30, 2009	2,300,746	126,117	$27.28	6.6	$20,373,503
Exercisable, September 30, 2009	1,896,310	111,981	$27.77	6.3	$15,873,304

Compensation cost related to unvested options totaled $2.8 million at September 30, 2009 and will be recognized over the remaining vesting period of the grants, which averages 1.5 years.  The average grant date fair value of the options granted in the nine months ended September 30, 2009 was $8.97.  The Company uses the Black-Scholes option pricing model to value its stock option awards.  The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2009 was approximately $1.1 million.

In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards.  These awards are granted under our long-term incentive plan.  Employee restricted stock and restricted stock unit awards granted during the nine months ended September 30, 2009 vest based on the passage of time.  These awards generally vest one-third on each anniversary of the grant date.  Director restricted stock units granted during the nine months ended September 30, 2009 vest over thirteen months.  A description of the restricted stock and restricted stock unit awards previously granted is presented in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The following table summarizes the restricted stock and restricted stock unit activity during the nine months ended September 30, 2009:

		Weighted		Weighted		Weighted
	Employee	Average	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Outstanding, at December 31, 2008	1,412,322	$24.15	598,939	$25.28	22,200	$24.06
Granted	59,340	$26.36	187,550	$28.65	26,900	$28.95
Vested	(260,009)	$24.06	(4,688)	$24.10	(3,700)	$24.06
Forfeited	(8,117)	$24.74	(2,020)	$27.02	—	—
Outstanding, at September 30, 2009	1,203,536	$24.28	779,781	$26.09	45,400	$26.96

Future compensation cost related to restricted stock and restricted stock units is approximately $16.6 million as of September 30, 2009, and will be recognized on a weighted average basis, over the next 2.0 years.  The grant date fair value of the awards granted in 2009 was equal to the Company’s closing stock price on the grant date.

Performance unit awards were granted to certain members of management.  These awards contain service and performance conditions.  For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures.  Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued.  Accrued units will be converted to stock or cash, at the discretion of the compensation committee on the third anniversary of the grant date.  The Company intends to settle these awards in stock and has the shares available to do so.  The following table summarizes the performance unit activity during the nine months ended September 30, 2009:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
Unvested, at December 31, 2008	72,900	$24.06
Granted	54,900	$28.92
Vested	—	—
Forfeited	—	—
Unvested, at September 30, 2009	127,800	$26.15

Future compensation cost related to the performance units is estimated to be approximately $7.8 million as of September 30, 2009, and is expected to be recognized over the next 2.2 years.

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

Components of net periodic pension expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$490	$430	$1,470	$1,290
Interest cost	524	430	1,572	1,290
Expected return on plan assets	(440)	(358)	(1,320)	(1,074)
Amortization of unrecognized net loss	149	—	447	—
Amortization of prior service costs	145	120	435	360
Effect of settlements	—	75	—	225
Net periodic pension cost	$868	$697	$2,604	$2,091

We contributed $8.9 million to the pension plans in the first nine months of 2009.  No additional contributions are required in 2009.

Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$63	$59	$189	$177
Interest cost	64	58	192	174
Amortization of prior service credit	(18)	(18)	(54)	(54)
Amortization of unrecognized net loss	5	6	15	18
Net periodic postretirement cost	$114	$105	$342	$315

We expect to contribute approximately $0.1 million to the postretirement health plans during 2009.

13. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$28,064	$11,080	$59,221	$21,433
Foreign currency translation adjustment	15,396	(6,647)	27,439	(13,230)
Amortization of pension and postretirement
prior service costs and net loss, net of tax	171	67	512	201
Amortization of swap loss, net of tax	41	40	122	120
Other	—	10	5	10
Comprehensive income	$43,672	$4,550	$87,299	$8,534

We expect to amortize $0.7 million of prior service costs and net loss, net of tax and $0.2 million of swap loss, net of tax from other comprehensive income into earnings during 2009.

14. Fair Value of Financial Instruments

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value.  Accounts payable are financial liabilities with carrying values that approximate fair value.  As of September 30, 2009, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $102.6 million based on Level 2 inputs.  The fair value of the Company’s variable rate debt (revolving credit facility), with an outstanding balance of $371.6 million as of September 30, 2009, was $350.0 million, using Level 2 inputs.  Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.

The fair value of the Company’s interest rate swap agreement as described in Notes 9 and 15 as of September 30, 2009 was a liability of approximately $5.8 million.  The fair value of the swap was determined using Level 2 inputs.

15. Derivative instruments

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risks managed by derivative instruments are the interest rate risk and foreign currency risk.  Interest rate swaps are entered into to manage interest rate risk associated with the Company’s $600 million revolving credit facility.  Interest on our credit facility is variable and use of the interest rate swap establishes a fixed rate over the term of a portion of the facility.  The Company’s objective in using an interest rate swap is to establish a fixed interest rate, thereby enabling the Company to predict and manage interest expense and cash flows in a more efficient and effective manner.  The Company did not apply hedge accounting to the interest rate swap, and it is recorded at fair value on the Company’s Condensed Consolidated Balance Sheets. See Note 9 for more details of the interest rate swap, including the notional amount, interest rate and term.  Note 14 discusses the fair value of the interest rate swap.

The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows.  The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for certain Canadian raw material purchases that are denominated in U.S. dollars, thereby enabling the Company to manage its foreign currency exchange rate risk.  In May 2009, the Company entered into three foreign currency contracts for the purchase of $5.0 million U.S. dollars, in exchange for $5.6 million Canadian dollars.  These contracts expired during the third quarter and are no longer outstanding.  We did not apply hedge accounting to these foreign currency contracts.

As of September 30, 2009, the Company had no other derivative instruments.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments
Interest rate swap	Other long-term liabilities	$5,752	Other long-term liabilities	$6,981

The Company recognized a gain of $1.2 million relating to the change in the fair value of its interest rate swap derivative for the nine months ended September 30, 2009.  This gain is recorded in the Other income, net line of our Condensed Consolidated Statements of Income.

The Company recognized a loss of $0.2 million relating to the settlement of its foreign currency contracts for the nine months ended September 30, 2009.  This loss is recorded in the Loss (gain) on foreign currency exchange line of our Condensed Consolidated Statements of Income.

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

17. Supplemental Cash Flow Information

Cash payments for interest were $15.0 million and $23.4 million for the nine months ended September 30, 2009 and 2008, respectively.  Cash payments for income taxes were $9.6 million and $10.0 million for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the Company had accrued property, plant and equipment of approximately $1.8 million.  For the nine months ended September 30, 2009, the Company entered into capital leases totaling approximately $1.3 million.  Noncash financing activities for the three and nine months ended September 30, 2009 include the gross issuance of 284 and 268,397 shares, respectively, and the repurchase of 94 and 11,219 shares, respectively, to satisfy the minimum statutory withholding requirements associated with the lapse of restrictions on restricted stock and restricted stock unit awards.  The weighted average price of the issuance and repurchase of these shares for the three and nine months ended September 30, 2009 was $33.05 and $29.12, respectively.

18. Foreign Currency

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets, with changes in fair value being recorded through the Condensed Consolidated Statements of Income, within Loss (gain) on foreign currency exchange.  In May 2009, the Company entered into three foreign currency contracts for the purchase of $5.0 million U.S. dollars.  The contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary.  These contracts expired during the third quarter of 2009.  Prior to these contracts, the Company had similar contracts that had expired by December 31, 2008.  For the three and nine months ended September 30, 2009, the Company recorded a loss on these contracts totaling approximately $0.4 million and $0.2 million, respectively.  For the three and nine months ended September 30, 2008, the Company recorded a loss on these contracts totaling approximately $12 thousand and a gain of $32 thousand, respectively.

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

For the three and nine months ended September 30, 2009 and 2008, the Company recorded a gain of $3.0 million, $4.8 million, and a loss of $1.9 million and $3.7 million, respectively, recorded in Loss (gain) on foreign currency exchange related to foreign currency fluctuations.  For the three and nine months ended September 30, 2009 and 2008, the Company recorded a gain of $15.4 million and $27.4 million and a loss of $6.6 million and $13.2 million, respectively, in Accumulated other comprehensive loss related to foreign currency fluctuations on the permanent portion of the note and translation of E.D. Smith financial statements from Canadian dollars to U.S. dollars.

19. Business and Geographic Information and Major Customers

The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis.  We have designated our reportable segments based on how management views our business.  We do not segregate assets between segments for internal reporting.  Therefore, asset-related information has not been presented.

The Company evaluates the performance of our segments based on net sales dollars, gross profit and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses).  The amounts in the following tables are obtained from reports used by our senior management team and do not include allocated income taxes.  There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.  Restructuring charges are not allocated to our segments, as we do not include them in the measure of profitability as reviewed by our chief operating decision maker.  Also excluded from the determination of direct operating income are warehouse distribution facility start up costs of approximately $0.2 million and $3.2 million incurred during the three and nine months ended September 30, 2009, respectively, as we did not include them in the measure of profitability as reviewed by our chief operating decision maker.  These costs are included in the Company’s cost of sales as presented in the Condensed Consolidated Statements of Income.  The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2008 Consolidated Financial Statements contained in our Annual Report on Form 10-K.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$238,891	$221,814	$705,426	$664,334
Food Away From Home	78,982	77,189	220,764	224,756
Industrial and Export	60,992	75,573	180,676	213,478
Total	$378,865	$374,576	$1,106,866	$1,102,568
Direct operating income:
North American Retail Grocery	$36,894	$28,713	$107,127	$79,258
Food Away From Home	9,025	8,200	24,128	24,335
Industrial and Export	9,856	8,189	26,466	24,602
Direct operating income	55,775	45,102	157,721	128,195
Unallocated warehouse start-up costs (1)	(173)	—	(3,223)	—
Unallocated selling and distribution expenses	(755)	(1,002)	(2,394)	(2,689)
Unallocated corporate expense	(9,773)	(20,012)	(52,413)	(69,879)
Operating income	45,074	24,088	99,691	55,627
Other (expense) income	(1,667)	(8,275)	(7,917)	(25,134)
Income before income taxes	$43,407	$15,813	$91,774	$30,493

(1) Included in Cost of sales in the Condensed Consolidated Statements of Income.

Geographic Information — We had revenues to customers outside of the United States of approximately 13.7% and 14.6% of total consolidated net sales in the nine months ended September 30, 2009 and 2008, respectively, with 13.1% and 13.8% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 14.4% and 14.7% of our consolidated net sales in the nine months ended September 30, 2009 and 2008, respectively.  No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Products:
Pickles	$82,164	$79,305	$240,268	$251,329
Non-dairy powdered creamer	75,620	84,249	236,229	251,536
Soup and infant feeding	85,606	87,740	232,607	232,616
Salad dressing	46,249	33,103	146,012	121,087
Jams and other	42,319	45,109	113,616	114,254
Aseptic	22,052	21,393	62,722	63,144
Mexican sauces	16,118	13,830	48,942	38,154
Refrigerated	8,737	9,847	26,470	30,448
Total net sales	$378,865	$374,576	$1,106,866	$1,102,568

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and nine months ended September 30, 2009 and 2008.  Also discussed is our financial position, as of the end of those periods.  This should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our current operations consist of the following:

•
Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada.  These products include pickles, peppers, relishes, Mexican sauces, condensed and ready to serve soup, broths, gravies, jams, salad dressings, sauces, non-dairy powdered creamer, aseptic products, and infant feeding products.

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

Current economic conditions continue to remain constrained.  During these times, the Company has focused its efforts not only on protecting its volume, but also on cost containment, pricing and margin improvement.  This strategy has resulted in direct operating income growth of 23.7% for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008.  Likewise, direct operating income increased 23.0% for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.

Recent Developments

During the fourth quarter of 2009, the Company will begin implementation of an Enterprise Resource Planning (“ERP”) system.  The Company will utilize a combination of internal and external resources and plans for certain modules to be completed during 2011 with final completion in 2012.  The Company expects cash flows from operations will be sufficient to fund the estimated project costs.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$378,865	100.0%	$374,576	100.0%	$1,106,866	100.0%	$1,102,568	100.0%
Cost of sales	298,347	78.7	301,416	80.5	874,793	79.0	890,390	80.8
Gross profit	80,518	21.3	73,160	19.5	232,073	21.0	212,178	19.2
Operating expenses:
Selling and distribution	25,671	6.8	29,060	7.7	79,969	7.2	86,672	7.9
General and administrative	20,752	5.5	15,959	4.3	56,388	5.1	46,961	4.3
Other operating (income) expense, net	(14,354)	(3.8)	722	0.2	(13,929)	(1.2)	12,572	1.1
Amortization expense	3,375	0.9	3,331	0.9	9,954	0.9	10,346	0.9
Total operating expenses	35,444	9.4	49,072	13.1	132,382	12.0	156,551	14.2
Operating income	45,074	11.9	24,088	6.4	99,691	9.0	55,627	5.0
Other (income) expense:
Interest expense	4,807	1.2	6,493	1.7	14,144	1.2	21,785	2.0
Interest income	(21)	—	—	—	(39)	—	(107)	—
Loss (gain) on foreign currency exchange	(2,968)	(0.8)	1,869	0.5	(4,772)	(0.4)	3,724	0.3
Other income, net	(151)	—	(87)	—	(1,416)	(0.1)	(268)	—
Total other expense	1,667	0.4	8,275	2.2	7,917	0.7	25,134	2.3
Income before income taxes	43,407	11.5	15,813	4.2	91,774	8.3	30,493	2.7
Income taxes	15,343	4.1	4,733	1.2	32,553	2.9	9,060	0.8
Net income	$28,064	7.4%	$11,080	3.0%	$59,221	5.4%	$21,433	1.9%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Sales — Third quarter net sales increased 1.1% to $378.9 million in 2009 compared to $374.6 million in the third quarter of 2008.  The increase is primarily due to price increases taken in the second half of 2008, which more than offset the volume declines in the quarter and reduced revenues from the impact of foreign currency fluctuations.  Net sales by segment are shown in the following table:

	Three Months Ended September 30,
			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$238,891	$221,814	$17,077	7.7%
Food Away From Home	78,982	77,189	1,793	2.3%
Industrial and Export	60,992	75,573	(14,581)	(19.3)%
Total	$378,865	$374,576	$4,289	1.1%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers.  Cost of sales as a percentage of net sales was 78.7% in the third quarter of 2009 compared to 80.5% in 2008.  Although we have experienced increases in certain costs such as metal caps, cans and lids, glass and meat products in the third quarter of 2009 compared to 2008, these increases have been more than offset by decreases in the cost of casein, oils and plastic containers.  Raw material, ingredient and packaging costs continue to be volatile, and we anticipate this trend to continue.  The combination of price increases and the changes in commodity costs in the third quarter of 2009 versus 2008, have resulted in improvement in our consolidated gross margins.

Operating Expenses — Total operating expenses were $35.4 million during the third quarter of 2009 compared to $49.1 million in 2008.  Selling and distribution expenses decreased $3.4 million or 11.7% in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a reduction in freight costs related to reduced volume and a reduction in freight rates.  General and administrative expenses increased $4.8 million in the third quarter of 2009 compared to 2008.  The increase was primarily related to incentive based compensation expense and stock based compensation related to the Company’s performance.  Other operating expense decreased $15.1 million during the third quarter of 2009 compared to 2008 due to the gain related to our insurance settlement related to the fire at our New Hampton, Iowa plant.

Operating Income — Operating income for the third quarter of 2009 was $45.1 million, an increase of $21.0 million, or 87.1%, from operating income of $24.1 million in the third quarter of 2008.  Our operating margin was 11.9% in the third quarter of 2009 compared to 6.4% in 2008 due to favorable pricing, cost reductions and the gain related to our insurance settlement related to the fire at our New Hampton, Iowa plant.

Interest Expense — Interest expense decreased to $4.8 million in the third quarter of 2009, compared to $6.5 million in 2008 due to lower average interest rates and lower debt levels.

Foreign Currency — The Company’s foreign currency gain was $3.0 million for the three months ended September 30, 2009 compared to a loss of $1.9 million in 2008, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Income Taxes — Income tax expense was recorded at an effective rate of 35.3% in the third quarter of 2009 compared to 29.9% in the prior year’s quarter.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  As consolidated earnings for the three months ended September 30, 2009 were significantly higher than consolidated earnings for the three months ended September 30, 2008, this tax benefit was proportionally much smaller, therefore, increasing the net effective rate in the third quarter of 2009 compared to 2008.  In addition, in 2009 the Company recorded an additional $0.8 million in Canadian withholding tax related to the closure of our Cambridge, Ontario plant.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 — Results by Segment

North American Retail Grocery —

	Three Months Ended September 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$238,891	100.0%	$221,814	100.0%
Cost of sales	183,240	76.8	172,309	77.7
Gross profit	55,651	23.2	49,505	22.3
Freight out and commissions	12,019	5.0	14,677	6.6
Direct selling and marketing	6,738	2.8	6,115	2.8
Direct operating income	$36,894	15.4%	$28,713	12.9%

Net sales in the North American Retail Grocery segment increased by $17.1 million, or 7.7% in the third quarter of 2009 compared to the third quarter of 2008.  This change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$221,814
Volume	5,493	2.5%
Pricing	17,765	8.0
Foreign currency	(4,022)	(1.8)
Mix/other	(2,159)	(1.0)
2009 Net sales	$238,891	7.7%

The increase in net sales from 2008 to 2009 resulted primarily from higher unit sales and the carryover effect of price increases taken in the second half of 2008.  Overall volume is higher in the third quarter of 2009 compared to that of 2008, primarily due to new customers and line extensions in the pickle, Mexican sauces and salad dressings product lines.  These increases were partially offset by declines in our infant feeding products.  Also negatively impacting net sales are foreign currency fluctuations.

Cost of sales as a percentage of net sales decreased from 77.7% in the third quarter of 2008 to 76.8% in 2009 primarily as a result of price increases taken in the second half 2008 to offset the commodity, material and certain packaging cost increases previously incurred by the Company.  Also contributing to the decrease were several cost reduction initiatives, a shift in sales mix and moving away from certain low margin customers over the past year and net declines in raw material and packaging costs.

Freight out and commissions paid to independent sales brokers were $12.0 million in the third quarter of 2009 compared to $14.7 million in 2008, a decrease of 18.1%, primarily due to lower freight costs, as fuel prices have decreased since last year.

Direct selling and marketing increased $0.6 million, or 10.2% from 2008 primarily due to increased levels of incentive based compensation associated with the Company’s overall performance.

Food Away From Home —

	Three Months Ended September 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$78,982	100.0%	$77,189	100.0%
Cost of sales	65,702	83.2	64,050	83.0
Gross profit	13,280	16.8	13,139	17.0
Freight out and commissions	2,627	3.3	3,469	4.5
Direct selling and marketing	1,628	2.1	1,470	1.9
Direct operating income	$9,025	11.4%	$8,200	10.6%

Net sales in the Food Away From Home segment increased by $1.8 million, or 2.3%, in the third quarter of 2009 compared to the prior year.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$77,189
Volume	(104)	(0.1)%
Pricing	1,986	2.5
Foreign currency	(69)	(0.1)
Mix/other	(20)	—
2009 Net sales	$78,982	2.3%

Net sales increased during the third quarter of 2009 compared to 2008 primarily due to increased pricing in response to commodity cost increases over the past year.  Price increases and new customers partially offset lower volumes resulting from the recent economic downturn, which led consumers to reduce their spending on dining and eating out.  While overall volume contracted slightly in the third quarter of 2009 across most of the products sold within the segment, the Company experienced modest sales and volume increases in the aseptic and Mexican sauces products.

Cost of sales as a percentage of net sales increased from 83.0% in the third quarter of 2008 to 83.2% in 2009, due to costs associated with re-work of certain products, offset by net declines in raw material and packaging costs.

Freight out and commissions paid to independent sales brokers were $2.6 million in the third quarter of 2009 compared to $3.5 million in 2008, a decrease of 24.3%, primarily due to lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing increased $0.2 million in the third quarter of 2009 compared to 2008, an increase of 10.7% primarily due to higher levels of incentive based compensation associated with the Company’s overall performance.

Industrial and Export —

	Three Months Ended September 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$60,992	100.0%	$75,573	100.0%
Cost of sales	49,232	80.7	65,057	86.1
Gross profit	11,760	19.3	10,516	13.9
Freight out and commissions	1,396	2.3	2,087	2.8
Direct selling and marketing	508	0.8	240	0.3
Direct operating income	$9,856	16.2%	$8,189	10.8%

Net sales in the Industrial and Export segment decreased $14.6 million or 19.3% in the third quarter of 2009 compared to the prior year.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$75,573
Volume	(18,874)	(25.0)%
Pricing	(2,502)	(3.3)
Foreign currency	443	0.6
Mix/other	6,352	8.4
2009 Net sales	$60,992	(19.3)%

The decrease in net sales is primarily due to reduced volumes resulting from a decline in co-pack sales of branded products for other food companies.  While the decline in net sales included the majority of the products sold within this segment, the most significant declines were in the non-dairy powdered creamer, soup and infant feeding categories.  Partially offsetting the volume declines was a shift in product sales mix.

Cost of sales as a percentage of net sales decreased from 86.1% in the third quarter of 2008 to 80.7% in 2009 reflecting productivity improvements realized in the quarter and net declines in raw material and packaging costs.

Freight out and commissions paid to independent sales brokers were $1.4 million in the third quarter of 2009 compared to $2.1 million in 2008, a decrease of 33.1%, primarily due to reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing was $0.5 million in the third quarter of 2009 compared to $0.2 million in the third quarter of 2008, an increase of $0.3 million, primarily due to higher levels of incentive based compensation associated with the Company’s overall performance.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Sales — Net sales increased $4.3 million to $1,106.9 million in the first nine months of 2009 compared to $1,102.6 million in the first nine months of 2008.  Reduced volume, the impact of foreign currency and a shift in sales mix were offset by increased pricing.  Net sales by segment are shown in the following table:

	Nine Months Ended September 30,
			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$705,426	$664,334	$41,092	6.2%
Food Away From Home	220,764	224,756	(3,992)	(1.8)%
Industrial and Export	180,676	213,478	(32,802)	(15.4)%
Total	$1,106,866	$1,102,568	$4,298	0.4%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to our own distribution centers.  Cost of sales as a percentage of net sales was 79.0% in the first nine months of 2009 compared to 80.8% in 2008.  We have experienced increases in certain costs, such as metal cans, metal caps, glass, meat products, sweeteners and cucumbers in the first nine months of 2009 compared to 2008.  These increases have been more than offset by decreases in the cost of casein, oils and plastic containers.  The combination of price increases, which have now caught up with the commodity cost increases experienced last year, and the net decrease in ingredient and packaging costs in the first nine months of 2009 versus 2008, have resulted in improvement in our consolidated gross margins.

Operating Expenses — Total operating expenses were $132.4 million during the first nine months of 2009 compared to $156.6 million in 2008.  Selling and distribution expenses decreased $6.7 million or 7.7% in the third quarter of 2009 compared to the first nine months of 2008 primarily due to a reduction in freight costs related to lower unit volume and a reduction in freight rates.  General and administrative expenses increased $9.4 million in the third quarter of 2009 compared to 2008.  This increase was primarily related to incentive based compensation expense and stock based compensation related to the Company’s performance.  Other operating income was $13.9 million during the first nine months of 2009, compared to operating expense of $12.6 million in 2008.  Income in 2009 was related to the gain on our insurance settlement relating to a fire at our New Hampton, Iowa plant, while the expense in 2008 reflected the initial Portland plant closing costs of $12.1 million and $0.5 million related to the New Hampton fire.

Operating Income — Operating income for the first nine months of 2009 was $99.7 million, an increase of $44.1 million, or 79.2%, from operating income of $55.6 million in the first nine months of 2008.  Our operating margin was 9.0% in the first nine months of 2009 compared to 5.0% in 2008 due to higher profit margins resulting from favorable pricing and cost reductions, significantly lower costs in 2009 related to the Portland plant closure and the gain relating to the insurance settlement of the New Hampton fire.

Interest Expense — Interest expense decreased to $14.1 million in the first nine months of 2009, compared to $21.8 million in 2008 due to lower average interest rates and lower debt levels.

Foreign Currency — Foreign currency gains were $4.8 million for the nine months ended September 30, 2009 compared to a loss of $3.7 million for the nine months ended September 30, 2008, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other (Income) Expense, Net — Other income increased for the nine months ended September 30, 2009 by $1.1 million, primarily reflecting the gain associated with the Company’s fair value adjustment of its interest rate swap.

Income Taxes — Income tax expense was recorded at an effective rate of 35.5% in the first nine months of 2009 compared to 29.7% in 2008.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  As consolidated earnings for the nine months ended September 30, 2009 were significantly higher than consolidated earnings for the nine months ended September 30, 2008, this tax benefit was proportionally much smaller, therefore, increasing the net effective rate in the first nine months of 2009 compared to 2008.  In addition, in 2009 the Company recorded an additional $0.8 million in Canadian withholding tax related to the closure of our Cambridge, Ontario plant.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 — Results by Segment

North American Retail Grocery —

	Nine Months Ended September 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$705,426	100.0%	$664,334	100.0%
Cost of sales	539,451	76.5	523,921	78.9
Gross profit	165,975	23.5	140,413	21.1
Freight out and commissions	37,558	5.3	43,446	6.5
Direct selling and marketing	21,290	3.0	17,709	2.7
Direct operating income	$107,127	15.2%	$79,258	11.9%

Net sales in the North American Retail Grocery segment increased by $41.1 million, or 6.2% in the first nine months of 2009 compared to the first nine months of 2008.  This change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$664,334
Volume	(16,055)	(2.4)%
Pricing	76,029	11.4
Foreign currency	(23,821)	(3.5)
Mix/other	4,939	0.7
2009 Net sales	$705,426	6.2%

The increase in net sales from 2008 to 2009 resulted from the carryover effect of price increases taken in the second half of 2008 to cover the rising raw material and packaging costs, partially offset by lower case sales of infant feeding products and retail branded pickles, and the impact of foreign currency.  While overall case sales decreased in this segment, the Company experienced modest volume increases in soups, Mexican sauces and salad dressings.

Cost of sales as a percentage of net sales decreased from 78.9% in for the first nine months of 2008 to 76.5% in 2009 primarily as price increases have now caught up to the raw material and packaging cost increases experienced by the Company in earlier periods.  Also contributing to the decrease were several cost reduction initiatives and moving away from certain low margin customers over the past year and net declines in raw material and packaging costs.

Freight out and commissions paid to independent sales brokers were $37.6 million in the first nine months of 2009 compared to $43.4 million in 2008, a decrease of 13.6%, primarily due to reduced volumes and lower freight costs, as fuel prices have decreased since last year.

Direct selling and marketing was $21.3 million in the first nine months of 2009 compared to $17.7 million in 2008, an increase of $3.6 million or 20.2%, primarily due to increased levels of incentive based compensation associated with the Company’s overall performance.  Also contributing to the increase are costs related to new label designs.

Food Away From Home —

	Nine Months Ended September 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$220,764	100.0%	$224,756	100.0%
Cost of sales	183,615	83.2	184,914	82.3
Gross profit	37,149	16.8	39,842	17.7
Freight out and commissions	7,755	3.5	10,639	4.7
Direct selling and marketing	5,266	2.4	4,868	2.2
Direct operating income	$24,128	10.9%	$24,335	10.8%

Net sales in the Food Away From Home segment decreased by $4.0 million, or 1.8%, in the first nine months of 2009 compared to the prior year.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$224,756
Volume	(9,990)	(4.4)%
Pricing	10,787	4.7
Foreign currency	(2,925)	(1.3)
Mix/other	(1,864)	(0.8)
2009 Net sales	$220,764	(1.8)%

Net sales decreased during the first nine months of 2009 compared to 2008 primarily due to reduced volumes resulting from the recent economic down turn, as consumers reduced their spending on dining and eating out.  This segment also experienced a decrease in net sales due to both a shift in the sales mix and the impact of foreign currency changes.  Increased pricing in response to commodity cost increases over the past year and modest increases in sales units of aseptic products and Mexican sauces, offset the volume declines in pickles and other products.

Cost of sales as a percentage of net sales increased from 82.3% in the first nine months of 2008 to 83.2% in 2009, due to a shift in mix from higher margin food distributors to lower margin national account quick serve customers, partially offset by sales price increases.  Also increasing cost of sales were costs associated with the re-work of certain products, offset by net declines in raw material and packaging costs.

Freight out and commissions paid to independent sales brokers were $7.8 million in the first nine months of 2009 compared to $10.6 million in 2008, a decrease of 27.1%, primarily due to reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing was $5.3 million in the first nine months of 2009 compared to $4.9 million in 2008, primarily due to higher levels of incentive compensation associated with the Company’s overall performance.

Industrial and Export —

	Nine Months Ended September 30,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$180,676	100.0%	$213,478	100.0%
Cost of sales	148,504	82.2	181,555	85.0
Gross profit	32,172	17.8	31,923	15.0
Freight out and commissions	4,279	2.4	6,666	3.1
Direct selling and marketing	1,427	0.8	655	0.3
Direct operating income	$26,466	14.6%	$24,602	11.6%

Net sales in the Industrial and Export segment decreased $32.8 million or 15.4% in the first nine months of 2009 compared to the prior year.  The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2008 Net sales	$213,478
Volume	(49,156)	(23.0)%
Pricing	1,912	0.9
Foreign currency	(411)	(0.2)
Mix/other	14,853	6.9
2009 Net sales	$180,676	(15.4)%

The decrease in net sales is primarily due to reduced volumes resulting from lower co-pack sales of branded products for other food companies.  While the decline in net sales included the majority of the products sold within this segment, the most significant were in the non-dairy powdered creamer, soup and infant feeding products.  Partially offsetting the volume declines were price increases taken since last year in an effort to offset the increases in input costs and a positive mix variance.

Cost of sales as a percentage of net sales decreased from 85.0% in the first nine months of 2008 to 82.2% in 2009 as price increases have caught up to input cost increases experienced in prior periods.  Also contributing to the reduction were productivity improvements realized in the first half of 2009 and net decreases in raw material and packaging costs.

Freight out and commissions paid to independent sales brokers were $4.3 million in the first nine months of 2009 compared to $6.7 million in 2008, a decrease of 35.8%, primarily due to reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing was $1.4 million in the first nine months of 2009 compared to $0.7 million in 2008, an increase of $0.7 million, primarily due to higher levels of incentive compensation associated with the Company’s overall performance.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.  The Company continues to generate positive cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis.  If additional borrowing is needed to finance future acquisitions, approximately $219.6 million was available under the revolving credit facility as of September 30, 2009.  This facility expires in 2011.  We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows is summarized in the following tables:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:

Net income	$59,221	$21,433
Depreciation and amortization	34,932	35,506
Stock-based compensation	9,951	8,795
Loss (gain) on foreign currency exchange	(4,465)	3,107
Mark to market adjustment on interest rate swap	(1,229)	—
Write-down of impaired assets	—	5,173
Gain on disposition of assets, net	(12,612)	(652)
Deferred income taxes	11,743	7,165
Changes in operating assets and liabilities, net of acquisitions
Receivables	(5,614)	(16,630)
Inventories	(54,083)	6,535
Prepaid expenses and other current assets	1,584	(6,358)
Accounts payable, accrued expenses and other liabilities	(10,561)	28,550
Other	60	(584)
Net cash provided by operating activities	$28,927	$92,692

Our cash from operations decreased from $92.7 million in the first nine months of 2008 to $28.9 million in 2009.  Higher net income achieved in the first nine months of 2009 was more than offset by a decrease in accounts payable from the high level in 2008, and a build in inventories due to higher pickle production resulting from the strong 2009 cucumber crop, the closing of the Cambridge facility and the forward purchase of certain commodities.

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from investing activities:

Additions to property, plant and equipment	$(30,877)	$(40,799)
Insurance proceeds	—	4,800
Other	35	1,408
Net cash used in investing activities	$(30,842)	$(34,591)

In the first nine months of 2009, cash used in investing activities decreased by $3.7 million compared to 2008.  Capital additions were $30.9 million for the first nine months of 2009, compared to $40.8 million in 2008 ($36.0 million net of insurance proceeds) as the Company had several large projects that were initiated in 2008 and completed in 2009, including the repair of our New Hampton, Iowa facility which was damaged by fire in February 2008.  Capital spending in 2009 included upgrades to our Pittsburgh plant water and power systems, capacity expansion at our North East, Pennsylvania facility, completion of the repair of our New Hampton, Iowa facility, and routine upgrades and improvements to our other plants.

We expect capital spending programs to be approximately $37.2 million in 2009.  Capital spending in the balance of 2009 will focus on productivity improvements and routine equipment upgrades or replacements at all of our facilities, which number 16 across the United States and Canada.

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from financing activities:

Net repayment of debt	$(949)	$(69,460)
Proceeds from stock option exercises	3,405	3,965
Other	(264)	325
Net cash provided by (used in) financing activities	$2,192	$(65,170)

Net cash used in financing activities changed from a $65.2 million use of funds in the first nine months of 2008 to a $2.2 million source of funds in 2009, as cash provided from operating activities (used to pay down debt) for the nine months ended September 30, 2009 was $63.8 million less than in 2008.  Cash provided from operating activities was higher for the first nine months of 2008 as compared to 2009 in part due to management’s focus on working capital management (specifically inventory and accounts payable) to drive incremental cash flows to pay down debt.  See cash flows from operating activities.

Our short-term financing needs are primarily for financing working capital during the year.  Due to the seasonality of pickle and fruit production, driven by harvest cycles which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements.  In addition, we build inventories of salad dressings in the spring and soup in the late summer months in anticipation of large seasonal shipments that begin late in the second and third quarter, respectively.  Our long-term financing needs will depend largely on potential acquisition activity.  We expect our revolving credit agreement, plus cash flow from operations, to be adequate to provide liquidity for current operations.

Debt Obligations

At September 30, 2009, we had $371.6 million in borrowings under our revolving credit facility, senior notes of $100.0 million and $4.5 million of tax increment financing and other obligations.  In addition, at September 30, 2009, there were $8.8 million in letters of credit under the revolver that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $600 million of which $219.6 million was available at September 30, 2009.  Interest rates are tied to variable market rates which averaged 0.82% on debt outstanding as of September 30, 2009.  We are in compliance with the applicable covenants as of September 30, 2009.

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

In 2009, we expect cash interest to be approximately $18.5 million based on anticipated debt levels and cash income taxes are expected to be approximately $19.6 million.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes to our critical accounting policies in the nine months ended September 30, 2009.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk, other than our interest rate swap agreement, as of September 30, 2009.  Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates.  Based on our outstanding debt balance of $371.6 million under our revolving credit facility at September 30, 2009, and adjusting for the $200 million fixed rate swap agreement, as of September 30, 2009, each 1% rise in our interest rate would increase our interest expense by approximately $1.7 million annually.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates.  Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.  For the nine months ended September 30, 2009, the Company recognized a foreign currency exchange gain of approximately $32.2 million, of which $27.4 million was recorded as a component of Accumulated other comprehensive loss and $4.8 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.  For the nine months ended September 30, 2008 the Company recognized a loss of approximately $16.9 million, of which $13.2 million was recorded as a component of Accumulated other comprehensive loss and $3.7 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets, with changes in fair value being recorded through the Condensed Consolidated Statements of Income, within Other (income) expense.  In May 2009, the Company entered into three foreign currency contracts for the purchase of $5.0 million U.S. dollars.  The contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary.  These contracts expired by the end of September 2009.  Prior to these contracts, the Company had similar contracts that had expired by December 31, 2008.  For the three and nine months ended September 30, 2009, the Company recorded a loss on these contracts totaling approximately $0.4 million and $0.2 million, respectively.  For the three and nine months ended September 30, 2008, the Company recorded a loss on these contracts totaling approximately $12.0 thousand and a gain of $32.0 thousand, respectively.

Item 4. Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, these disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2009 and 2008 and of cash flows for the nine month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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
November 4, 2009

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.2	Form of Amended and Restated By-laws of TreeHouse Foods, Inc.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

November 4, 2009