Form 10-K
period 2009-12-31
TreeHouse Foods, Inc.
filed 2010-02-16
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2009, based on the $28.77 per share closing price on the New York Stock Exchange on such date, was approximately $897.7 million. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of January 29, 2010 was 32,000,919.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 2010 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “estimate”, “project”, “except,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to, the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates and raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; delays in the consummation, or the failure to consummate, the proposed Sturm Foods, Inc. acquisition; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions and other risks that are described Part I, Item 1A — “Risk Factors” and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

References herein to “we,” “us,” “our,” “Company” and “TreeHouse” refers to TreeHouse Foods, Inc. and its consolidated subsidiaries unless the context specifically states or implies otherwise.

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

We are a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered coffee creamers; private label soups, salad dressings and sauces; Mexican sauces; jams and pie fillings; pickles and related products; infant feeding products; aseptic sauces; refrigerated salad dressings and liquid non-dairy creamer. We manufacture and sell the following:

•	private label products to retailers, such as supermarkets and mass merchandisers, for resale under the retailers’ own or controlled labels,

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators,

•	branded products under our own proprietary brands, primarily on a regional basis to retailers, and

•	products to our industrial customer base, for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Effective January 1, 2008, we realigned the manner in which our business is managed and now focus on operating results based on channels of distribution, which resulted in a change to our operating and reportable segments. Previously, we managed our business based on product categories. Our change in operating and reportable segments from product categories to channel of distribution is consistent with management’s long-term growth strategy and was necessary due to the acquisitions that occurred during 2007. The change in operating and reportable segments will permit the Company to integrate future acquisitions more efficiently and provide our investors with greater comparability to our peer group, as many of them also present results based on channels of distribution.

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

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; condensed and ready to serve soups, broths and gravies; infant feeding products; salad dressings and sauces; pickles, peppers and relishes; Mexican sauces; jams and pie fillings; aseptic products and liquid non-dairy creamer.

Our Food Away From Home segment sells non-dairy powdered creamers, pickle products, Mexican sauces, refrigerated dressings, and aseptic products to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Our Industrial and Export segment includes the Company’s co-pack soup and infant feeding business; non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers; pickles; Mexican sauces; and refrigerated dressings. Export sales are primarily to industrial customers.

See Note 21 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to the Company’s business segments.

We operate our business as Bay Valley Foods, LLC (“Bay Valley”) in the United States and E.D. Smith Foods, Ltd (“E.D. Smith”) in Canada. Bay Valley is a Delaware limited liability company, a wholly owned subsidiary of TreeHouse Foods, Inc. and holds all of the real estate and operating assets related to our business. E.D. Smith is a wholly owned subsidiary of Bay Valley.

Recent Developments

On December 20, 2009, TreeHouse entered into a definitive Purchase Agreement to acquire all of the issued and outstanding common stock of Sturm Foods, Inc. (“Sturm”) for a purchase price of approximately $660 million in cash (subject to adjustment). We believe Sturm is the leading manufacturer of private label sugar free drink mixes and hot cereals in the United States. The acquisition of Sturm will add two large categories to our dry grocery portfolio. TreeHouse intends to finance the transaction through a combination of approximately $400 million in new debt issuance, approximately $100 million in equity stock issuance, and the balance funded from borrowings under TreeHouse’s existing revolving credit facility.

The closing of the transaction is subject to customary closing conditions and is expected to close in the first quarter of 2010. There can be no assurances, however, that the parties will satisfy the closing conditions and consummate the transaction within the expected timeframe, or at all.

Our Products

Financial information about our North American Retail Grocery, Food Away From Home, and Industrial and Export segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth percentages of consolidated net sales contributed by classes of similar products, for the years ended December 31, 2009, 2008, and 2007:

Products

	Year Ended December 31,
	2009		2008		2007
	Net Sales	%	Net Sales	%	Net Sales	%
			(Dollars in thousands)

Soup and infant feeding	$344,181	22.8%	$336,519	22.4%	$322,223	27.8%
Non-dairy powdered creamer	323,926	21.4	351,838	23.4	299,191	25.9
Pickles	316,976	21.0	325,579	21.7	329,686	28.5
Salad dressings	186,778	12.3	156,884	10.5	29,295	2.5
Jams and other sauces	155,771	10.3	153,927	10.3	29,973	2.6
Aseptic products	84,493	5.6	83,198	5.5	80,784	7.0
Mexican sauces	64,520	4.3	52,718	3.5	25,862	2.2
Refrigerated products	35,008	2.3	39,987	2.7	40,888	3.5

Total	$1,511,653	100.0%	$1,500,650	100.0%	$1,157,902	100.0%

Soup and Infant Feeding — Soup, broth and gravy are produced and packaged in cans of various sizes, from single serve to larger sized cans. We primarily produce private label products sold to supermarkets and mass merchandisers. We also produce infant feeding products, primarily under the Nature’s Goodness® brand, and we co-pack organic infant feeding products for a branded baby food company. Infant feeding production takes place in the same factory that produces most of our soup, broth and gravy products. In 2009, the majority of the soup and infant feeding sales were to the retail channel and represented 22.8% of our consolidated net sales, with the majority of the sales coming from soup.

Non-Dairy Powdered Creamer — Non-dairy powdered creamer is used as coffee creamer or whitener and as an ingredient in baking, hot and cold beverages, gravy mixes and similar products. Product offerings in this category include private label products packaged for grocery retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, such as portion control, repackaging and ingredient use by other food manufacturers. We believe we are the largest supplier of non-dairy powdered creamer in the United States. Non-dairy powdered creamer represented 21.4% of our consolidated net sales for the year ended December 31, 2009.

Pickles — We produce pickles and a variety of related products, including peppers, pickled vegetables, sauces and syrups. We produce private label and regional branded offerings in the pickles category. These products are sold to supermarkets, mass merchandisers, foodservice and industrial customers. We believe we are the largest producer of pickles with in the United States. Pickles and related products represented approximately 21.0% of our consolidated net sales in 2009.

Salad Dressings — We produce both pourable and spoonable salad dressings. Our salad dressings are sold primarily to supermarkets and mass merchandisers throughout the United States and Canada, and encompass many flavor varieties. We believe we are the largest supplier of private label salad dressings in both the United States and Canada. Salad dressings represented 12.3% of our consolidated net sales in 2009.

Jams and Other Sauces  — We produce jams, pie fillings and other sauces that we sell to supermarkets, mass merchandisers and foodservice customers in the United States and Canada. Jams and other sauces represented 10.3% of our consolidated net sales in 2009.

Aseptic Products — Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. Our principal aseptic products are cheese sauces and puddings. These products are sold primarily to foodservice customers in cans and flexible packages. Aseptic products represented 5.6% of our consolidated net sales in 2009.

Mexican Sauces — We produce a wide variety of Mexican sauces, including salsa, picante sauce, cheese dip, enchilada sauce and taco sauce that we sell to supermarkets, mass merchandisers and foodservice customers in the United States and Canada, as well as to industrial markets. Mexican sauces represented approximately 4.3% of our consolidated net sales in 2009.

Refrigerated Products — We produce refrigerated salad dressings and liquid non-dairy creamer, which are sold to retail and foodservice customers. Refrigerated products represented approximately 2.3% of our consolidated net sales in 2009.

See Note 21 to the Consolidated Financial Statements for financial information by segment and sales by major products.

Customers and Distribution

We sell our products through various distribution channels, including retail grocery, foodservice distributors and industrial and export, including food manufacturers and repackagers of foodservice products. We have an internal sales force that manages customer relationships and our broker network, which is used for sales to retail and foodservice accounts. Industrial food products are generally sold directly to customers without the use of a broker. Most of our customers, including long-standing customers, purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will. We have many customer supply arrangements that are not evidenced by written agreements.

Products are shipped from our production facilities directly to customers or to our distribution centers, where products are consolidated for shipment to customers. We believe this consolidation of products enables us to improve customer service by offering our customers a single order, invoice and shipment.

We sell our products to a diverse customer base, including many of the leading grocery retailers and foodservice operators in the United States and Canada, and a variety of customers that purchase bulk products for industrial food applications. We currently supply more than 250 food retail customers in North America, including 47 of the 50 largest food retailers, and more than 450 foodservice customers, including 74 of the 100 largest restaurant chains and the 200 largest food distributors. A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2009, our ten largest customers accounted for approximately 47% of the Company’s consolidated net sales. For the years ended December 31, 2009, 2008 and 2007, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14.4%, 15.1% and 13.8%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented 13.3% and 14.5% of our total trade receivables as of December, 31, 2009 and 2008, respectively.

Backlog

Our products are generally shipped from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlog is not material to our business.

Competition

We have several competitors in each of our segments. For sales of private label products to retailers, the principal competitive factors are price, product quality and quality of service. For sales of products to foodservice, industrial and export customers, the principal competitive factors are product quality and specifications, reliability of service and price. We believe we are the largest manufacturer of non-dairy powdered creamer and pickles in the United States and largest manufacturer of private label salad dressings in the United States and Canada based on sales volume.

Competition to obtain shelf space for our branded products with retailers generally is based on the expected or historical performance of our product sales relative to our competitors. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality, promotion and price. Most of our branded competitors have significantly greater resources and brand recognition than we do.

The consolidation trend is continuing in the retail grocery and foodservice industries, and mass merchandisers are gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer, large customers.

We believe our strategies for competing in each of our business segments, which include superior product quality, effective cost control programs, an efficient supply chain, successful new products and price, allow us to compete effectively.

Patents and Trademarks

We own a number of registered trademarks. While we consider our trademarks to be valuable assets, we do not consider any trademark to be of such material importance that its absence would cause a material disruption of our business. No trademark is material to any one segment.

Brand names sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley’s®, Peter Piper ® and Steinfeld®. Also sold are brands related to sauces and syrups, Bennett’s®, Hoffman House®, Roddenbery’s Northwoods® and San Antonio Farms®. Infant feeding products are sold under the Nature’s Goodness® brand, while our non-dairy powdered creamer is sold under our proprietary Cremora® brand. Our refrigerated products are sold under the Mocha Mix® and Second Nature® brand names, and our jams and other sauces are sold under the E.D. Smith® and Habitant® brand names.

Trade names used in our Food Away From Home segment include Schwartz® and Saucemaker®.

Seasonality

In general, total demand for our products does not vary significantly by quarter. However, sales of soup products have a higher percentage of sales in the fourth quarter and lower sales in the second quarter while dressings have higher sales in the second quarter. Pickles tend to have higher sales in the second quarter and non-dairy powdered creamer tends to have higher sales in the first and fourth quarters.

Foreign Operations and Geographic Information

Foreign sales information is set forth in Note 21 to the “Consolidated Financial Statements.”

Raw Materials and Supplies

Our raw materials consist of ingredients and packaging materials. Principle ingredients used in our operations include processed vegetables and meats, soybean oil, coconut oil, casein, cheese, corn syrup, cucumbers, peppers and fruit. These ingredients generally are purchased under supply contracts, and we occasionally engage in forward buying, when we determine such buying to be to our advantage. We believe these ingredients to be generally available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass, plastic containers, corrugated containers, metal closures and metal cans, operating supplies and energy. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials to be generally available from a number of suppliers. Volatility in the cost of our raw materials and supplies can adversely affect our performance, as price changes often lag behind changes in costs and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

For additional discussion of the risks associated with the raw materials used in our operations, see “Known Trends and Uncertainties — Prices of Raw Materials.”

Working Capital

Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of pickle and fruit production, driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarters, respectively. Our long-term financing needs will depend largely on potential acquisition activity. Our revolving credit agreement, plus cash flow from operations, is expected to be adequate to provide liquidity for our current operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Research and Development

Our research facilities include a Research and Development Center in Pecatonica, Illinois, which focuses on the development of aseptic and powdered creamer products. Product development work for aseptic products is also carried out at our production facility in Dixon, Illinois. Research and development for our pickle products is carried out at our production facility in Green Bay, Wisconsin. We conduct research and development activities for our soup and infant feeding products at our production facility in Pittsburgh, Pennsylvania. New formulations for salad dressings are created at our Seaforth, Canada location and new sauces and fruit based products are developed at our Winona, Canada facility. In addition, sample preparation, plant trials, ingredient approval and other quality control procedures are conducted at all our manufacturing facilities. Research and development expense totaled $8.3 million, $6.9 million, and $4.8 million in 2009, 2008, and 2007, respectively, and is included in the General and administrative line of the Consolidated Statements of Income.

Employees

As of December 31, 2009, our work force consisted of approximately 3,100 full-time employees in the United States and Canada.

Available Information

Our fiscal year ends on December 31. We furnish our stockholders with annual reports on Form 10-K containing audited financial reports. As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (“SEC”). These reports are required by the Securities Exchange Act of 1934 and include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements on Schedule 14A. Copies of any materials the Company files with the SEC can be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330. We make our SEC filings available on our own internet site as soon as reasonably practicable after they have been filed with the SEC. Our internet address is http://www.treehousefoods.com. The information on our website is not incorporated by reference into this annual report on Form 10-K.

Regulatory Environment and Environmental Compliance

The conduct of our businesses, and the production, distribution, sale, labeling, safety, transportation and use of our products, are subject to various laws and regulations administered by federal, state, and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets where we operate. It is our policy to abide by the laws and regulations that apply to our businesses.

We are subject to national and local environmental laws in the United States and in foreign countries in which we do business including laws relating to water consumption and treatment, air quality, waste, handling and disposal and other regulations intended to protect public health and the environment. We are committed to meeting all applicable environmental compliance requirements.

The cost of compliance with U.S. and foreign laws does not have and are not expected to have, a material financial impact on our capital expenditures, earnings or competitive position.

Executive Officers

Sam K. Reed	63	Chairman of the Board of Directors. Mr. Reed has served as the Chief Executive Officer since January 2005.
David F. Vermylen	59	President and Chief Operating Officer and has served in that position since January 2005.
Dennis F. Riordan	52	Senior Vice President and Chief Financial Officer since January 2006.
Thomas E. O’Neill	55	General Counsel, Chief Administrative Officer and a Senior Vice President and has served in that position since January 2005.
Harry J. Walsh	54	Senior Vice President and has served in that position since July 2008. Previously Senior Vice President of Operations from January 2005 through July 2008.

Item 1A.	Risk Factors

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

As of December 31, 2009, we had $402.5 million of outstanding indebtedness which included $298.2 million under our $600 million revolving credit agreement, which expires August 31, 2011, and $100 million in senior notes from a private placement, which expires on September 30, 2013. The inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition, and results of operations. In addition, the inability to access additional borrowing at commercially reasonable terms could affect our ability to pursue additional acquisitions. U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused credit spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in debt markets, making financial terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt refinancing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets, or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business and could possibly increase our interest expense, which could have a material adverse effect on our financial results.

Increases in interest rates may negatively affect earnings.

We had outstanding variable rate debt of $298.2 million with an average interest rate of 0.91% as of December 31, 2009, which accounts for approximately 74.1% of our total debt outstanding at December 31, 2009. In October, 2008, we entered into an interest rate swap for two years, with an effective date of November 19, 2008, at a fixed rate of 2.9% on $200 million of our variable rate debt which effectively results in an average interest rate of 2.75% on our variable rate debt at December 31, 2009. However, because we have a significant portion of variable rate debt, we may still experience interest rate volatility. Increases in interest rates on our variable rate debt could materially affect our earnings.

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

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very high. We expect that a significant portion of our net sales will continue to be derived from a small number of customers. For the year ended December 31, 2009, our ten largest customers accounted for approximately 47% of the Company’s consolidated net sales. These customers typically do not enter into written contracts, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality and customer service performance.

If our product sales to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, results of operations and financial condition.

Increases in input costs, such as ingredients, packaging materials and fuel costs, could adversely affect earnings.

The costs of ingredients, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2007 and 2008, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. During 2009, certain input costs have decreased from the high levels experienced in 2008, but continue to remain at levels in excess of historical costs. Other input costs such as metal cans, lids and caps continue to rise even though the underlying commodity cost has decreased. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, rose to unusually high levels in the middle of 2008, but have decreased proportionately to the general reduction in overall economic activity in 2009. We expect the volatile nature of these costs to continue, with an overall slightly upward trend.

We manage the impact of increases in the costs of raw materials, wherever possible, by locking in prices on quantities required to meet our production requirements. In addition, we attempt to offset the effect of such increases by raising prices to our customers. However, changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging and fuel costs, our operating profits and margins could be materially adversely affected. In addition, in instances of declining input costs, customers may be looking for price reductions in situations where we have locked into purchases at higher costs.

Our private label and regionally branded products may not be able to compete successfully with nationally branded products.

For sales of private label products to retailers, the principal competitive factors are price, product quality and quality of service. For sales of private label products to consumers, the principal competitive factors are price and product quality. In many cases, competitors with nationally branded products have a competitive advantage over private label products primarily due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers becomes more challenging because the price difference between private label products and branded products can become less significant.

Competition to obtain shelf space for our branded products with retailers is primarily based on the expected or historical performance of our product sales relative to our competitors. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality, promotion and price. Most of our branded competitors have significantly greater resources and brand recognition than we do.

Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing expenditures, or increase the use of discounting or promotional programs, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

We operate in the highly competitive food industry.

We face competition across our product lines from other companies which have varying abilities to withstand changes in market conditions. Some of our competitors have substantial financial, marketing and other resources, and competition with them in our various business segments and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose category share, which could have a material adverse effect on our business and financial results. Category share and growth could also be adversely impacted if we are not successful in introducing new products.

We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business.

Consistent with our stated strategy, our future growth depends, in large part, on our acquisition of additional food manufacturing businesses, products or processes. As a result, we intend to engage in acquisition activity, including without limitation our pending acquisition of Sturm. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms.

Acquisitions, including the pending acquisition of Sturm, involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate businesses or technologies we acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.

With respect to our pending acquisition of Sturm, there can be no assurances that the parties will satisfy the closing conditions contained in the purchase agreement and consummate the transaction within our expected timeframe or at all.

See Item 1 “Business” regarding the definitive agreement to purchase Sturm Foods.

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

New laws or regulations or changes in existing laws or regulations could adversely affect our business.

The food industry is subject to a variety of federal, state, local and foreign laws and regulations, including those related to food safety, food labeling and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, international trade, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected.

Our business could be harmed by strikes or work stoppages by our employees.

Currently, approximately 60% of our full time hourly distribution, production and maintenance employees are covered by collective bargaining agreements with the International Brotherhood of Teamsters, United Food and Commercial Workers Union, or Retail, Wholesale and Department Store Union Central States Council. No agreements expire within one year. If a dispute with one of these unions or the employees they represent were to arise, production interruptions caused by work stoppages could occur. If a strike or work stoppage were to occur, our business, financial condition and results of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently operate sixteen production facilities, the majority of which are owned except for the facility in City of Industry, California, which is leased under an agreement that expires in September 2016; the Mendota, Illinois facility, which is leased from Del Monte Corporation under an agreement that expires in April 2035; the Springfield, Missouri facility, which is leased from Bell Carter under an agreement that expires in October 31, 2010. We believe that these facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. The Company closed the Cambridge, Ontario production facility in June 2009. The following chart lists the location and principal products by segment produced at our production facilities at December 31, 2009:

Facility Location	Principal Products	Segment

City of Industry, California	Liquid non-dairy creamer and refrigerated salad dressings	1,2,3
Chicago, Illinois	Refrigerated foodservice pickles	2
Dixon, Illinois	Aseptic cheese sauces, puddings and gravies	2,3
Faison, North Carolina	Pickles, peppers and relish; syrup	1,2,3
Green Bay, Wisconsin	Pickles, peppers, relish and sauces	1,2,3
Mendota, Illinois	Soups, broths, and gravies	1,3
New Hampton, Iowa	Non-dairy powdered creamer	3
North East, Pennsylvania	Salad dressings	1,3
Pecatonica, Illinois	Non-dairy powdered creamer	3
Pittsburgh, Pennsylvania	Soups, broths, and gravies; baby food	1,3
Plymouth, Indiana	Pickles, peppers and relish	1,2,3
San Antonio, Texas	Mexican sauces	1,2,3
Seaforth, Ontario, Canada	Salad dressings, mayonnaise	1,3
Springfield, Missouri	Foodservice pickles	2
Wayland, Michigan	Non-dairy powdered creamer	1,3
Winona, Ontario, Canada	Jams, pie fillings and specialty sauces	1,2,3

Segments:	1. North American Retail Grocery

2. Food Away From Home

3. Industrial and Export

Item 3.	Legal Proceedings

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

There were no matters submitted during the fourth quarter of fiscal year 2009 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “THS.” The high and low sales prices of our common stock as quoted on the New York Stock Exchange for 2009 and 2008 are provided in the table below

	2009		2008
	High	Low	High	Low

First Quarter	29.41	24.28	24.80	19.24
Second Quarter	29.48	25.25	27.01	21.84
Third Quarter	38.19	28.00	30.29	23.58
Fourth Quarter	40.38	33.00	31.61	20.43

The closing sales price of our common stock on February 4, 2010 as reported on the NYSE, was $38.38 per share. On February 4, 2010, there were 4,060 shareholders of record of our common stock.

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

The Company did not purchase any shares of its common stock in either 2009 or 2008.

PERFORMANCE GRAPH

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from June 28, 2005 through December 31, 2009. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P Small Cap 600 Index, Russell 2000 Index and a Peer Group Index consisting of the following group of companies selected based on the similar nature of their business: Kraft Foods Inc., Sara Lee Corp., General Mills, Inc., Kellogg Co., ConAgra Foods Inc., Archer Daniels Midland Co., H.J. Heinz Company, Campbell Soup Co., McCormick & Co. Inc., The JM Smucker Co., Del Monte Foods Co., Corn Products Int’l., Lancaster Colony Corp., Flowers Foods, Inc., Ralcorp Holdings Inc., The Hain Celestial Group, Inc., Lance, Inc., J&J Snack Foods Corp., B&G Foods, Inc., American Italian Pasta Co., Farmer Bros. Inc. and Peet’s Coffee and Tea. The graph assumes an investment of $100 on June 28, 2005, in each of TreeHouse Foods’ common stock, the stocks comprising the S&P Small Cap 600 Index, Russell 2000 Index and the Peer Group Index.

COMPARISON OF CUMULATIVE TOTAL RETURN OF $100 AMONG TREEHOUSE FOODS, INC., S&P SMALL CAP 600 INDEX, RUSSELL 2000 INDEX AND THE PEER GROUP INDEX

Comparison Of Cumulative Total Return

		Indexed Returns
		Years Ending
	Base
	Period
Company Name / Index	6/28/05	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
TreeHouse Foods, Inc.	100	63.14	105.23	77.54	91.87	131.06

S&P SmallCap 600 Index	100	105.96	121.98	121.62	83.83	105.27

Russell 2000 Index	100	105.59	124.98	123.03	81.46	104.92

Peer Group	100	97.65	122.37	130.22	107.67	126.69

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2009:

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance under
	to be Issued upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2,400,517	$27.28	124,157
Equity compensation plans not approved by security holders:
None

Total	2,400,517	$27.28	124,157

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2009 has been derived from the Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes. For periods prior to June 27, 2005, all of the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of our business that we describe in this report as “ours” are in fact the historical assets, liabilities, sales, expenses, income, cash flows, products, businesses and activities of the businesses transferred to TreeHouse by Dean Foods.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Operating data:
Net sales	$1,511,653	$1,500,650	$1,157,902	$939,396	$707,731
Cost of sales	1,185,283	1,208,626	917,611	738,818	560,094

Gross profit	326,370	292,024	240,291	200,578	147,637
Operating expenses:
Selling and distribution	107,938	115,731	94,636	74,884	60,976
General and administrative	80,466	61,741	53,931	57,914	31,977
Management fee paid to Dean Foods	—	—	—	—	2,940
Amortization of intangibles	13,381	13,528	7,195	3,268	1,732
Other operating (income) expense, net	(6,224)	13,899	(415)	(19,842)	21,423

Total operating expenses	195,561	204,899	155,347	116,224	119,048

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Operating income	130,809	87,125	84,944	84,354	28,589
Other (income) expense:
Interest expense	18,430	27,614	22,036	12,985	1,223
Interest income	(45)	(107)	(112)	(665)	(7)
(Gain) loss on foreign currency exchange	(7,387)	13,040	(3,469)	—	—
Other (income) expense, net	(2,263)	7,123	(36)	—	(66)

Total other expense	8,735	47,670	18,419	12,320	1,150

Income from continuing operations, before income taxes	122,074	39,455	66,525	72,034	27,439
Income taxes	40,760	10,895	24,873	27,333	15,174

Income from continuing operations	81,314	28,560	41,652	44,701	12,265
Income (loss) from discontinued operations, net of tax	—	(336)	(30)	155	(689)

Net income	$81,314	$28,224	$41,622	$44,856	$11,576

Basic earnings per common share:
Income from continuing operations	$2.54	$.91	$1.33	$1.43	$.40
Income (loss) from discontinued operations	—	(.01)	—	.01	(.02)

Net income	$2.54	$.90	$1.33	$1.44	$.38

Diluted earnings per common share:
Income from continuing operations	$2.48	$.91	$1.33	$1.42	$.39
Income (loss) from discontinued operations	—	(.01)	—	.01	(.02)

Net income	$2.48	$.90	$1.33	$1.43	$.37

Weighted average common shares:
Basic	31,982	31,341	31,203	31,158	30,905
Diluted	32,798	31,469	31,351	31,396	31,108
Other data:
Balance sheet data (at end of period):
Total assets	$1,384,428	$1,355,682	$1,455,958	$935,623	$609,697
Long-term debt	401,640	475,233	620,452	239,115	6,144
Other long-term liabilities	31,453	44,563	33,913	26,520	18,906
Deferred income taxes	45,381	27,485	27,517	4,293	9,421
Total stockholders’ equity	756,229	620,131	629,309	576,249	513,355

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We believe we are the largest manufacturer of non-dairy powdered creamer and pickles in the United States, and the largest manufacturer of private label salad dressings in the United States and Canada, based upon total sales volumes. In 2009, based on available industry data, private label products sold in the retail grocery channel in the United States, which compete with branded products on the basis of equivalent quality at a lower price, represented approximately 37% of all pickle products, approximately 55% of all non-dairy powdered creamer, approximately 22% of all salad dressings and approximately 18% of all canned soup.

We sell our products primarily to the retail grocery and foodservice channels. For the year ended December 31, 2009, sales to the retail grocery and foodservice channels represented 64.2% and 19.4%, respectively, of our consolidated net sales. The remaining 16.4% represented industrial and export sales. A majority of our sales are private label products.

We intend to grow our business profitably through the following strategic initiatives:

•	Expand Partnerships with Retailers. As grocery retailers become more demanding of their private label food product suppliers, they have come to expect strategic insight, product innovation, customer service and logistical economies of scale similar to those of our branded competitors. To this end, we are continually developing, investing in and expanding our private label food product offerings and capabilities in these areas. In addition to our low cost manufacturing, we have invested in research and development, product and packaging innovation, category management, information technology systems and other capabilities. We believe that these investments enable us to provide a broad and growing array of private label food products that generally meet or exceed the value and quality of branded competitors that have comparable sales, marketing, innovation and category management support. We believe that we are well positioned to expand our market share with grocery retailers given our differentiated capabilities, breadth of product offering and geographic reach.

•	Continue to Drive Growth and Profitability from our Existing Product Portfolio. We believe we can continue to drive strong organic growth from our existing product portfolio. Through insights gained from our EVA (Economic Value Added) analyses, we develop operating strategies that enable us to focus our resources and investments on products and categories that we believe offer the highest potential. Additionally, EVA analyses identify products and categories that lag the broader portfolio and require corrective action. We believe EVA analysis is a helpful tool which maximizes the full potential of our product offerings.

•	Leverage Cross-Selling Opportunities Across Customers, Sales Channels and Geographies. While we have high private label food product market shares in the United States for our non-dairy powdered creamer, soup, salad dressing and pickles, as well as high branded and private label food product market share in jams in Canada, we believe we still have significant potential for growth with grocery retailers and foodservice distributors that we either currently serve in a limited manner, or do not currently serve. We believe that our size and scale give us an advantage over smaller private label food product producers, many of whom provide only a single category or service to a single customer or geography. Our ability to service customers across North America and across a wider spectrum of products and capabilities provides many opportunities for cross-selling to customers who seek to reduce the number of private label food product suppliers they utilize.

•	Growth Through Acquisitions. We believe we have the expertise and demonstrated ability to identify and integrate value-enhancing acquisitions. We selectively pursue acquisitions of complementary businesses that we believe are a compelling strategic fit with our existing operations. Each potential acquisition is vigorously evaluated for merit utilizing a rigorous analysis that assesses targets for their market attractiveness, intrinsic value and strategic fit. We believe our past acquisitions of Oxford Foods, the Del Monte Soup and Infant Feeding business, San Antonio Farms, DeGraffenreid, and E.D. Smith were each a success and consistent with our strategy. Since we began operating as an independent company in 2005, our acquisitions have significantly added to our revenue base, enhanced margins and allowed us to expand from an initial base of two center-of-store, shelf stable food categories to eight, including Sturm. We attempt to maintain conservative financial policies when pursuing acquisitions, and our proven integration strategies have resulted in rapid deleveraging. By identifying targets that fit within our defined strategies, we believe we can continue to expand our product selection and continue our efforts to be the low-cost, high quality and innovative supplier of private label food products for our customers.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition and results of operations for the years ended December 31, 2009, 2008 and 2007. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

The Company completed its annual assessment of goodwill and indefinite lived assets as of December 31, 2009 and did not have goodwill impairment. The Company recognized the impairment of one definite lived trademark resulting in a charge of approximately $7.6 million, which is related to the North American Retail Grocery segment. No other impairment was noted. For a more detailed description of the results of our analysis and the related assumptions, see our “Critical Accounting Policies.”

For most of 2009, the economy continued to show signs of weakness with continued high unemployment. The Company continued to focus its efforts on cost containment, margin improvement and volume retention. Our efforts resulted in direct operating income growth of 24.9% and 23.1% for the years ended December 31, 2009 and 2008, respectively.

The acquisition landscape in 2009, when compared to 2008, yielded better opportunities and types of companies we would be interested in acquiring. The improved landscape resulted in the announcement in December 2009 of a definitive agreement to acquire Sturm Foods, for approximately $660 million. We expect the acquisition to be completed in the first quarter of 2010. As we incorporate this acquisition into our operations, the Company will continue its pursuit of other businesses.

The Company’s exposure to foreign exchange rates is primarily limited to the Canadian dollar. At the beginning of 2009, the U.S. dollar was relatively strong versus the Canadian dollar. However, as the year progressed, the U.S. dollar weakened.

Recent Developments

On December 20, 2009, we entered into a definitive Purchase Agreement to acquire all of the issued and outstanding common stock of Sturm for a purchase price of approximately $660 million in cash (subject to adjustment). We intend to finance the transaction through a combination of approximately $400 million in new debt issuance, approximately $100 million in equity stock issuance, and the balance funded from borrowings under our existing revolving credit facility.

The closing of the transaction is subject to certain customary closing conditions and is expected to close in the first quarter of 2010. There can be no assurances, however, that the parties will satisfy the closing conditions and consummate the transaction within the expected timeframe, or at all.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$1,511,653	100.0%	$1,500,650	100.0%	$1,157,902	100.0%
Cost of sales	1,185,283	78.4	1,208,626	80.5	917,611	79.2

Gross profit	326,370	21.6	292,024	19.5	240,291	20.8
Operating expenses:
Selling and distribution	107,938	7.1	115,731	7.7	94,636	8.2
General and administrative	80,466	5.3	61,741	4.2	53,931	4.7
Amortization expense	13,381	0.9	13,528	0.9	7,195	0.6
Other operating (income) expense, net	(6,224)	(0.4)	13,899	0.9	(415)	—

Total operating expenses	195,561	12.9	204,899	13.7	155,347	13.5

Total operating income	130,809	8.7	87,125	5.8	84,944	7.3
Other (income) expense:
Interest expense	18,430	1.2	27,614	1.8	22,036	1.9
Interest income	(45)	—	(107)	—	(112)	—
(Gain) loss on foreign currency exchange	(7,387)	(0.5)	13,040	0.9	(3,469)	(0.3)
Other (income) expense, net	(2,263)	(0.1)	7,123	0.5	(36)	—

Total other expense	8,735	0.6	47,670	3.2	18,419	1.6

Income from continuing operations, before income taxes	122,074	8.1	39,455	2.6	66,525	5.7
Income taxes	40,760	2.7	10,895	0.7	24,873	2.1

Income from continuing operations	81,314	5.4	28,560	1.9	41,652	3.6
Loss from discontinued operations, net of tax	—	—	(336)	—	(30)	—

Net income	$81,314	5.4%	$28,224	1.9%	$41,622	3.6%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales — Net sales increased 0.7% to $1,511.7 million for the year ended December 31, 2009, compared to $1,500.7 million, for the year ended December 31, 2008. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)

North American Retail Grocery	$971,083	$917,102	$53,981	5.9%
Food Away From Home	292,927	294,020	(1,093)	(0.4)
Industrial and Export	247,643	289,528	(41,885)	(14.5)

Total	$1,511,653	$1,500,650	$11,003	0.7%

Total net sales increased 0.7% as decreases in volume in all segments and the impact of foreign currency were offset by increased pricing and a shift in sales mix.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales decreased to 78.4% in 2009 from 80.5% in the prior year. We experienced increases in certain costs such as metal caps, cans and lids and meat products in 2009 compared to 2008; however, these increases were more than offset by decreases in the cost of casein, oils and plastic containers. The combination of price increases and a net decrease in costs in 2009 versus 2008 has resulted in improvement in our consolidated gross margins.

Operating Costs and Expenses — Operating expenses decreased to $195.6 million in 2009 compared to $204.9 million in 2008. The decrease in 2009 resulted from the following:

Selling and distribution expenses decreased $7.8 million in 2009 compared to 2008. The decrease is primarily due to a reduction in freight costs related to lower unit volume and a reduction in freight rates.

General and administrative expenses increased $18.7 million in 2009 compared to 2008, which was primarily due to increases in incentive based compensation and stock based compensation related to the Company’s performance and acquisition costs.

Amortization expense decreased slightly from $13.5 million in 2008 to $13.4 million in 2009.

Other operating income was $6.2 million in 2009 compared to operating expense of $13.9 million in 2008. Income in 2009 was related to the $14.5 million gain on insurance settlement relating to a fire at our New Hampton, Iowa facility, partially offset by an $7.6 million impairment of our Nature’s Goodness® trademark. Operating expense in 2008 reflected costs associated with the closure of our Portland, Oregon facility.

Operating Income — Operating income in 2009 was $130.8 million, an increase of $43.7 million, or 50.1% from operating income of $87.1 million in 2008. Our operating margin was 8.7% in 2009 compared to 5.8% in 2008.

Other (income) expense — Other (income) expense includes interest expense, interest income, foreign exchange gains and losses, and other (income) and expenses.

Interest expense in 2009 was $18.4 million, a decrease of $9.2 million from 2008. The decrease is due to lower debt levels and lower average interest rates.

The impact of changes in foreign currency resulted in a gain of $7.4 million in 2009 versus an expense in 2008 of $13.0 million. In 2009, approximately $4.9 million of the foreign currency gain was due to the revaluation of an intercompany note, as compared to a currency loss of $9.1 million in 2008. The remaining $2.5 million of foreign currency gain is primarily due to currency exchange on cross-border purchases by our Canadian subsidiary, E.D. Smith, as compared to currency loss of $3.9 million in 2008.

Other (income) expense was a gain of $2.3 million in 2009 versus a loss of $7.1 million in 2008. The increase is primarily related to the gain associated with the mark to market adjustment of our interest rate swap agreement, totaling approximately $2.1 million, compared to a loss of $7.0 million in 2008.

Income Taxes — Income tax expense was recorded at an effective rate of 33.4% for 2009 compared to 27.6% for 2008. The higher effective tax rate in 2009 is due primarily to increased income which reduced the percentage benefit of the cross-border financing structure entered into in conjunction with the E.D. Smith acquisition.

Discontinued operations — Loss from discontinued operations was $0.3 million in 2008 due to the write off of assets held for sale. There were no discontinued operations in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Results by Segment

North American Retail Grocery

	Year Ended December 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$971,083	100.0%	$917,102	100.0%
Cost of sales	738,002	76.0	720,388	78.6

Gross profit	233,081	24.0	196,714	21.4
Freight out and commissions	51,821	5.4	58,756	6.4
Direct selling and marketing	28,411	2.9	23,447	2.6

Direct operating income	$152,849	15.7%	$114,511	12.4%

Net sales in the North American Retail Grocery segment increased by $54.0 million, or 5.9%, for the year ended December 31, 2009 compared to the prior year. The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2008 Net sales	$917,102
Volume	(8,721)	(1.0)%
Pricing	66,944	7.3
Foreign currency	(16,731)	(1.8)
Mix/other	12,489	1.4

2009 Net sales	$971,083	5.9%

The increase in net sales from 2008 to 2009 resulted from the carryover effect of price increases taken in the second half of 2008 to cover the cost of rising raw material and packaging costs, partially offset by lower case sales of infant feeding and retail branded pickles, and the impact of foreign currency. While overall case sales decreased in the segment, the Company experienced modest volume increases in soups, Mexican sauces, and salad dressings.

Cost of sales as a percentage of net sales decreased from 78.6% in 2008 to 76.0% in 2009 as price increases have now caught up to the raw material and packaging cost increases experienced by the Company in earlier periods. Also contributing to the decrease were several cost reduction initiatives, moving away from certain low margin customers over the past year and net declines in raw material and packaging costs.

Freight out and commissions paid to independent brokers decreased $6.9 million or 11.8%, to $51.8 million in 2009 compared to $58.8 million in 2008, as a result of reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing was $28.4 million in 2009 compared to $23.4 million in 2008, an increase of $5.0 million or 21.2% primarily due to increased levels of incentive based compensation associated with the Company’s overall performance.

Food Away From Home

	Year Ended December 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$292,927	100.0%	$294,020	100.0%
Cost of sales	239,971	81.9	242,035	82.3

Gross profit	52,956	18.1	51,985	17.7
Freight out and commissions	10,071	3.5	13,567	4.6
Direct selling and marketing	6,816	2.3	6,285	2.2

Direct operating income	$36,069	12.3%	$32,133	10.9%

Net sales in the Food Away From Home segment decreased by $1.1 million, or 0.4%, for the year ended December 31, 2009 compared to the prior year. The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2008 Net sales	$294,020
Volume	(8,646)	(2.9)%
Pricing	11,530	3.9
Foreign currency	(1,378)	(0.5)
Mix/other	(2,599)	(0.9)

2009 Net sales	$292,927	(0.4)%

Net sales decreased during 2009 compared to 2008 primarily due to reduced volumes resulting from the recent economic down turn as consumers reduced their spending on dining and eating out. This segment also experienced a decrease in net sales due to both a shift in the sales mix and the impact of foreign currency changes. Increased pricing in response to commodity cost increases over the past year and modest increases in sales units of aseptic products and Mexican sauces, offset the volume declines in pickles and other products.

Cost of sales as a percentage of net sales decreased from 82.3% in 2008 to 81.9% in 2009, as price increases to our customers have now caught up to the increases in raw material, packaging, and energy costs experienced by the Company in earlier periods, combined with improvements in operating efficiencies.

Freight out and commissions paid to independent brokers decreased $3.5 million or 25.8% to $10.1 million in 2009 compared to $13.6 million in 2008, primarily as a result of reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing was $6.8 million in 2009 compared to $6.3 million in 2008, primarily due to increased levels of incentive based compensation associated with the Company’s overall performance.

Industrial and Export

	Year Ended December 31,
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$247,643	100.0%	$289,528	100.0%
Cost of sales	203,970	82.4	246,203	85.0

Gross profit	43,673	17.6	43,325	15.0
Freight out and commissions	5,848	2.4	8,821	3.0
Direct selling and marketing	1,800	0.7	1,031	0.4

Direct operating income	$36,025	14.5%	$33,473	11.6%

Net sales in the Industrial and Export segment decreased by $41.9 million, or 14.5%, for the year ended December 31, 2009 compared to the prior year. The change in net sales from 2008 to 2009 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2008 Net sales	$289,528
Volume	(51,889)	(17.9)%
Pricing	(1,941)	(0.7)
Foreign currency	(69)	—
Mix/other	12,014	4.1

2009 Net sales	$247,643	(14.5)%

The decrease in net sales is primarily due to reduced volumes resulting from lower co-pack sales of branded products for other food companies. While the decline in net sales included the majority of the products sold within this segment, the most significant were in the non-dairy powdered creamer, soup and infant feeding products. Partially offsetting the volume declines was a favorable shift in the mix of products sold.

Cost of sales as a percentage of net sales decreased from 85.0% in 2008 to 82.4% in 2009 as price increases have caught up to input cost increases experienced in prior periods. Also contributing to the reduction were productivity improvements realized in 2009, and net decreases in raw material and packaging costs.

Freight out and commissions paid to independent brokers decreased by $3.0 million to $5.8 million primarily due to reduced volumes and lower freight costs, as fuel costs have decreased since last year.

Direct selling and marketing was $1.8 million in 2009 compared to $1.0 million in 2008, primarily due to increased levels of incentive based compensation associated with the Company’s overall performance.

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

Income Taxes — Income tax expense was recorded at an effective rate of 27.6% for 2008 compared to 37.4% for 2007. The lower effective tax rate in 2008 is due to the favorable intercompany financing structure entered into in conjunction with the E.D. Smith acquisition (See Note 8), combined with the tax benefit of the mark to market adjustment of our interest rate swap agreement.

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

Known Trends and Uncertainties

Prices of Raw Materials

We were adversely affected by rising input costs during 2008 and 2007, however, during 2009 certain input costs decreased from these high levels. Many of the raw materials used in our products rose to unusually high levels during 2008, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. Fluctuating fuel costs also impacted our results. While prices for many of our raw materials decreased during 2009 from their historic highs reached in the prior year, the Company expects moderate price volatility for the next year with an upward trend. We manage the impact, wherever possible, on commercially reasonable terms, by locking in prices on quantities required to meet our production requirements. In addition, we offset the effect by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. In addition, in instances of declining input costs, customers may be looking for price reductions in situations where we have locked into purchases at higher costs.

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

Both the difficult economic environment and the increased competitive environment in the retail and foodservice channels have caused competition to become increasingly intense in our business. We expect this trend to continue for the foreseeable future.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. Over the last three years, the Company has generated $376.9 million in cash flow from operating activities by focusing on working capital management. If additional borrowings are needed, approximately $293.0 million was available on the revolving credit facility as of December 31, 2009. This facility expires in 2011. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

Cash flows from operating activities:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net income	$81,314	$28,224	$41,622
Loss from discontinued operations	—	336	30
Depreciation & amortization	47,343	45,854	34,986
Stock-based compensation	13,303	12,193	13,580
(Gain) loss on foreign currency exchange	(4,932)	9,034	—
Mark to market (gain) loss on interest swap	(2,104)	6,981	—
Gain on disposition of assets	(11,885)	(469)	(498)
Write-down of impaired assets	7,600	5,991	—
Deferred income taxes	18,596	5,314	5,940
Changes in operating assets and liabilities, net of acquisitions	(44,383)	62,428	611
Other	(8)	(240)	161

Net cash provided by continuing operations	104,844	175,646	96,432
Net cash provided by discontinued operations	—	(10)	(30)

Net cash provided by operating activities	$104,844	$175,636	$96,402

Our cash from operations decreased from $175.6 million in 2008 to $104.8 million in 2009. Higher net income in the year ended December 31, 2009 compared to 2008 was more than offset by a decrease in accounts payable from the high level in 2008, a build in inventories due to higher pickle production resulting from a strong 2009 cucumber crop and the forward purchase of certain commodities.

Cash flows from investing activities:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Additions to property, plant and equipment	$(36,987)	$(55,471)	$(19,814)
Insurance proceeds	2,863	12,047	—
Cash outflows for acquisitions and investments, less cash acquired	—	(251)	(449,937)
Proceeds from sale of fixed assets	6	1,679	1,465

Net cash used in continuing operations	(34,118)	(41,996)	(468,286)
Net cash provided by discontinued operations	—	157	467

Net cash used in investing activities	$(34,118)	$(41,839)	$(467,819)

In 2009, cash used in investing activities decreased by $7.7 million from 2008, primarily due to a decrease in capital additions as the Company had several large projects that were initiated in 2008 and completed in 2009, including the repair of the New Hampton, Iowa facility that was damaged by fire in February of 2008. Capital spending in 2009 included projects to improve plant efficiencies and upgrades to our Pittsburgh plant water and power systems, capacity expansion at our North East, Pennsylvania facility, completion of the repair of the New Hampton, Iowa facility and routine equipment upgrades or replacements at all of our facilities which number sixteen across the United States and Canada. The expenditures related to the New Hampton, Iowa facility were partially offset by proceeds received from our insurance claim.

We expect capital spending programs to be approximately $60.0 million in 2010. Capital spending in 2010 will focus on food safety, quality, productivity improvements, installation of an ERP system and routine equipment upgrades or replacements at all of our plants.

Cash flows from financing activities:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Proceeds from issuance of debt	$—	$—	$440,035
Net repayment of debt	(74,484)	(145,537)	(59,150)
Payments of deferred financing costs	—	—	(230)
Excess tax benefits from stock-based payment arrangements	169	377	—
Cash used to net share settle equity awards	(336)	—	—
Proceeds from stock option exercises	4,926	5,434	44

Net cash provided by (used in) financing activities	$(69,725)	$(139,726)	$380,699

Net cash used in financing activities decreased from $139.7 million in 2008 to $69.7 million in 2009, as cash provided from operating activities (used to pay down debt) was $70.8 million less than 2008. See cash flows from operating activities. In 2007, we borrowed $440.0 million, primarily to finance the E.D. Smith and San Antonio Farms acquisitions. In 2009 and 2008, we did not complete any acquisitions and used the cash flow generated by operations to pay down our outstanding debt.

In connection with our proposed acquisition of Sturm, we expect to fund the purchase price of approximately $660 million through the issuance of $400 million in new debt, approximately $100 million in equity stock issuance and the balance of approximately $160 million funded from borrowings under our existing revolving credit agreement. The transaction is expected to close in the first quarter of 2010.

The Company believes it has sufficient liquidity, after considering the debt requirements of the Sturm acquisition, and does not anticipate a significant risk to cash flows in the foreseeable future despite the current disruption of the credit markets, because the Company operates in a relatively stable industry and has sizable market share across its product lines. The Company’s long-term financing needs will depend largely on potential acquisition activity.

The impact of the reduction in equity values of the stock market in late 2008 and early 2009 resulted in a reduced funded balance of our Pension Plan, and required additional cash contributions in 2009, which was funded by cash flows from operations. The Company contributed $8.9 million in 2009 and expects to make contributions of approximately $0.9 million in 2010.

Seasonality

The Company’s short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of cucumber and fruit production driven by harvest cycles, which occur primarily during the spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, the Company builds inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin late in the third quarter.

Sources of Capital

Revolving Credit Facility — On August 30, 2007, the Company entered into Amendment No. 2 to the unsecured revolving Credit Agreement, as amended (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 2 reduces the available liquidity requirement with respect to permitted acquisitions and reduces the required consolidated interest coverage ratio at the end of each fiscal quarter. The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million. The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $8.8 million in letters of credit have been issued but undrawn. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of December 31, 2009.

During 2008, the Company entered into a $200 million long-term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed rate of 2.9% interest rate base for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. The Company did not apply hedge accounting and recorded the fair value of this instrument on its balance sheet within other long term liabilities. The fair value of the swap, using Level 2 inputs, was a liability of approximately $4.9 million and $7.0 million as of December 31, 2009 and 2008, respectively. In 2009 and 2008, the Company recorded income of $2.1 million and expense of $7.0 million, respectively, related to the mark to market adjustment within the Other (income) expense line of the Consolidated Statements of Income.

On September 22, 2006, the Company completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013 pursuant to a Note Purchase Agreement among TreeHouse and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption. Net proceeds were used to repay outstanding indebtedness under the revolving Credit Agreement. The Company is in compliance with all applicable covenants as of December 31, 2009.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2009:

Indebtedness, Purchase & Lease Obligations

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Revolving credit facility(1)	$302,722	$2,914	$299,808	$—	$—
Senior notes(2)	122,613	6,030	12,060	104,523	—
Capital lease obligations(3)	1,817	589	768	457	3
Purchasing obligations(4)	223,265	158,158	63,852	1,220	35
Operating leases(5)	44,966	12,869	17,918	7,221	6,958
Benefit obligations(6)	27,657	2,009	4,436	5,224	15,988
Deferred compensation(7)	5,310	136	356	1,943	2,875
FIN 48 liability(8)	630	—	630	—	—
Tax increment financing(9)	3,912	391	778	782	1,961

Total	$732,892	$183,096	$400,606	$121,370	$27,820

(1)	Revolving credit facility obligation includes principal of $298.2 million and interest at an average rate of 0.91% at December 31, 2009. The principal is due August 31, 2011. (See Note 9)

(2)	Senior note obligation includes principal and interest payments based on a fixed interest rate of 6.03%. Principal payment is due September 30, 2013. (See Note 9)

(3)	Payments required under long-term capitalized lease contracts.

(4)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(5)	In accordance with GAAP, these obligations are not reflected in the accompanying balance sheets. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.

(6)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.

(7)	Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions of current employees based on age.

(8)	The FIN 48 long term liability recorded by the Company is $2.1 million at December 31, 2009, 30% of which is expected to be settled within one to three years. The remaining 70% or $1.5 million has been excluded from the table. The timing of cash settlement for this portion, if any, cannot be reasonably estimated due to offsetting positions and conclusions upon audit. The Company’s gross unrealized tax benefit is approximately $3.2 million. The difference between the gross unrealized tax benefit and the FIN 48 liability is due to the inclusion of corollary positions, interest, penalties, as well as the impact of state taxes on the federal tax liability, which are included in the computation of the FIN 48 liability but not the gross unrecognized tax benefit. (See Note 8 to our Consolidated Financial Statements). Deferred tax liabilities are excluded from the table due to uncertainly in their timing.

(9)	Tax increment financing obligation includes principal and interest payments based on rates ranging from 6.61% to 7.16%. Final payment is due May 1, 2019. (See Note 9)

In addition to the commitments set forth in the above table, at December 31, 2009, the Company had $8.8 million in letters of credit primarily related to the Company’s workers’ compensation program.

Off-Balance Sheet Arrangements

The Company does not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases and letters of credit, which have or are reasonably likely to have a material effect on the Consolidated Financial Statements.

Other Commitments and Contingencies

The Company also has the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and tax audits:

•	certain lease obligations, and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.

See Note 18 to our Consolidated Financial Statements for more information about the Company’s commitments and contingent obligations.

Critical Accounting Policies

Critical accounting policies are defined as those that are most important to the portrayal of a company’s financial condition and results and that require our most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to the Consolidated Financial Statements for a detailed discussion of these and other accounting policies.

Accounts Receivable Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs and other sales and marketing expenses. This allowance is based on historical rolling twelve month average program activity and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $8.3 million and $7.3 million, at December 31, 2009 and 2008, respectively.

Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. These valuations have been reduced by an allowance for obsolete and defective products and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimates of future demand, changes in formulas and packaging materials and inferior product. The Company’s allowances were $6.9 million and $3.3 million at December 31, 2009 and 2008, respectively.

Goodwill and Intangible Assets — Goodwill and intangible assets totaled $727.5 million as of December 31, 2009, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized. For purposes of goodwill impairment testing, our reporting units are defined as North American Retail Grocery — U.S., North American Retail Grocery — Canada, Food Away From Home — U.S., Food Away From Home — Canada, Industrial Bulk and Co-Pack — U.S., and Co-Pack — Canada.

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

The Company completed its annual goodwill and indefinite lived intangible asset impairment analysis as of December 31, 2009. Our assessment did not result in goodwill impairment. We have seven reporting units, five of which contain goodwill totaling $575.0 million. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied, with the weighted average of all discount rates being equal to the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Further supporting our assessment of goodwill is the fact that our Company’s stock price has increased from December 31, 2008 to December 31, 2009 by approximately 43.0%. Of the five reporting units with goodwill, three have fair values significantly in excess of their carrying values (between 75% and 95%), while another reporting unit has a fair value that is approximately 35% in excess of its carrying value. Our final reporting unit, Retail Grocery — Canada, has a fair value that is approximately 14% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which include our trademarks totaling $31.4 million, using the relief from royalty method. Significant assumptions include the royalty, growth and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. Our analysis resulted in no impairment. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Amortizable intangible assets which include primarily customer relationships and trademarks are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its fair value, which is generally based on discounted future cash flows. We reviewed our amortizable intangible assets and our analysis resulted in the impairment of our Nature’s Goodness® trademark totaling $7.6 million, and is related to the North American Retail Grocery — U.S. segment. No other impairment was identified and the Company concluded no changes are necessary to the remaining useful lives or values of the remaining amortizable intangible assets as of December 31, 2009.

Purchase Price Allocation — We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangibles, and liabilities assumed are assigned a portion of the purchase price of the acquired company, normally equal to their fair values at the date of acquisition. The excess of the purchase price of the acquired company over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed is recorded as goodwill. We record the initial purchase price allocation based on evaluation of information and estimates available at the date of the financial statements. As final information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair values of assets and liabilities differ from their preliminary purchase price allocations, such differences would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair value of individual assets acquired and liabilities assumed, including quoted market prices, forecast of expected cash flows, net realizable values, estimates of the present value of required payments and determination of remaining useful lives.

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

Stock-Based Compensation — Income from Continuing Operations Before Income Taxes, for the years ended December 31, 2009 and December 31, 2008, included share-based compensation expense for employee and director stock options, restricted stock, restricted stock units, and performance units of $13.3 million and $12.2 million, respectively.

The fair value of stock options, restricted stock, restricted stock unit awards and performance units (the “Awards”) is determined on the date of grant. Stock options were valued using a Black Scholes model and certain restricted stock and restricted stock units were valued using a Monte Carlo simulation. Performance units and all other restricted stock and restricted stock unit awards were valued using the closing price of the Company’s stock on the date of grant. Stock-based compensation expense, as calculated and recorded, could have been impacted, if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. As the Company’s stock was not publicly traded prior to June 27, 2005, expected volatilities are based on the implied historical volatilities from peer companies and other factors. The Company has estimated that certain employees will complete the required service conditions associated with certain Awards. For all other employees, the Company estimates forfeitures as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company does not have significant history to determine the expected term of its option awards, we based the expected term on that of comparable companies. The assumptions used to calculate the option and restricted stock awards granted in 2009 are presented in Note 11 to the Consolidated Financial Statements.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2009 and 2008, we recorded accrued liabilities related to these retained risks of $9.1 million and $8.5 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history and cost trends could result in substantially different results in the future.

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

Our current asset mix guidelines, under our investment policy as written by our Investment Committee, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2009, our master trust was invested as follows: equity securities of 66%; fixed income securities of 32%; and cash and cash equivalents of 2%.

We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 7.60%.

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, generally accepted accounting principles require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 5.75%, at December 31, 2009.

See Note 13 to our Consolidated Financial Statements for more information regarding our employee pension and retirement benefit plans.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, other than our interest rate swap agreement, as of December 31, 2009, which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates which includes LIBOR and prime interest rates. Based on our outstanding debt balance of $298.2 million under our revolving credit facility, and adjusting for the $200 million fixed rate swap agreement, as of December 31, 2009, each 1% rise in our interest rate would increase our interest expense by approximately $1.0 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in certain costs such as metal caps, cans and lids and meat products in 2009 compared to 2008, however, these increases were more than offset by decreases in the cost of oils, casein and plastic containers. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, rose to unusually high levels in the middle of 2008, but have decreased proportionately to the general reduction in overall economic activity in 2009.

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

The Consolidated Financial Statements for 2009 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL 60154

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 16, 2010

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$4,415	$2,687
Receivables, net of allowance for doubtful accounts of $424 and $478	86,557	86,837
Inventories, net	264,933	245,790
Deferred income taxes	3,397	6,769
Assets held for sale	4,081	4,081
Prepaid expenses and other current assets	7,269	10,315

Total current assets	370,652	356,479
Property, plant and equipment, net	276,033	270,664
Goodwill	575,007	560,874
Identifiable intangible and other assets, net	162,736	167,665

Total assets	$1,384,428	$1,355,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$148,819	$187,795
Current portion of long-term debt	906	475

Total current liabilities	149,725	188,270
Long-term debt	401,640	475,233
Deferred income taxes	45,381	27,485
Other long-term liabilities	31,453	44,563

Total liabilities	628,199	735,551
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 90,000,000 and 40,000,000 shares authorized, respectively, 31,998,921 and 31,544,515 shares issued and outstanding, respectively	320	315
Additional paid-in-capital	587,598	569,262
Retained earnings	195,262	113,948
Accumulated other comprehensive loss	(26,951)	(63,394)

Total stockholders’ equity	756,229	620,131

Total liabilities and stockholders’ equity	$1,384,428	$1,355,682

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net sales	$1,511,653	$1,500,650	$1,157,902
Cost of sales	1,185,283	1,208,626	917,611

Gross profit	326,370	292,024	240,291
Operating expenses:
Selling and distribution	107,938	115,731	94,636
General and administrative	80,466	61,741	53,931
Amortization expense	13,381	13,528	7,195
Other operating (income) expenses, net	(6,224)	13,899	(415)

Total operating expenses	195,561	204,899	155,347

Operating income	130,809	87,125	84,944
Other (income) expense:
Interest expense	18,430	27,614	22,036
Interest income	(45)	(107)	(112)
(Gain) loss on foreign currency exchange	(7,387)	13,040	(3,469)
Other (income) expense, net	(2,263)	7,123	(36)

Total other expense	8,735	47,670	18,419

Income from continuing operations, before income taxes	122,074	39,455	66,525
Income taxes	40,760	10,895	24,873

Income from continuing operations	81,314	28,560	41,652
Loss from discontinued operations, net of tax benefit of $0, $(213) and $(19), respectively	—	(336)	(30)

Net income	$81,314	$28,224	$41,622

Weighted average common shares:
Basic	31,982	31,341	31,203
Diluted	32,798	31,469	31,351
Basic earnings per common share:
Income from continuing operations	$2.54	$.91	$1.33
Loss from discontinued operations, net of tax	—	(.01)	—

Net income	$2.54	$.90	$1.33

Diluted earnings per common share:
Income from continuing operations	$2.48	$.91	$1.33
Loss from discontinued operations, net of tax	—	(.01)	—

Net income	$2.48	$.90	$1.33

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
	(In thousands)

Balance, December 31, 2006	31,202	$312	$536,934	$44,108	$(5,105)	$576,249

Net income	—	—	—	41,622	—	41,622
Pension & post-retirement liability adjustment, net of tax of $768	—	—	—	—	1,172	1,172
Foreign currency translation adjustment	—	—	—	—	(3,325)	(3,325)
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	161	161

Comprehensive income	—	—	—	—	—	39,630
Stock options exercised, including tax benefit of $2	2	—	44	—	—	44
Stock options forfeited	—	—	(188)	—	—	(188)
Adoption of FIN 48	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	13,580	—	—	13,580

Balance, December 31, 2007	31,204	312	550,370	85,724	(7,097)	629,309

Net income	—	—	—	28,224	—	28,224
Pension & post-retirement liability adjustment, net of tax of $4,070	—	—	—	—	(6,261)	(6,261)
Foreign currency translation adjustment	—	—	—	—	(50,198)	(50,198)
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	162	162

Comprehensive loss	—	—	—	—	—	(28,073)
Stock options exercised, including tax benefit of $1,356	341	3	6,787	—	—	6,790
Stock options forfeited	—	—	(88)	—	—	(88)
Stock-based compensation	—	—	12,193	—	—	12,193

Balance, December 31, 2008	31,545	315	569,262	113,948	(63,394)	620,131

Net income	—	—	—	81,314	—	81,314
Pension & post-retirement liability adjustment, net of tax of $384	—	—	—	—	604	604
Foreign currency translation adjustment	—	—	—	—	35,678	35,678
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	161	161

Comprehensive income	—	—	—	—	—	117,757
Stock options exercised, including tax benefit of $731	454	5	5,092	—	—	5,097
Stock options forfeited	—	—	(59)	—	—	(59)
Stock-based compensation	—	—	13,303	—	—	13,303

Balance, December 31, 2009	31,999	$320	$587,598	$195,262	$(26,951)	$756,229

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$81,314	$28,224	$41,622
Loss from discontinued operations	—	336	30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,962	32,326	27,791
Amortization	13,381	13,528	7,195
Stock-based compensation	13,303	12,193	13,580
(Gain) loss on foreign currency exchange, intercompany note	(4,932)	9,034	—
Mark to market (gain) loss on interest swap	(2,104)	6,981	—
Gain on disposition of assets	(11,885)	(469)	(498)
Write-down of impaired assets	7,600	5,991	—
Deferred income taxes	18,596	5,314	5,940
Excess tax benefits from stock-based compensation	(169)	(377)	—
Other	161	137	161
Changes in operating assets and liabilities, net of acquisitions:
Receivables	3,739	(14,395)	10,164
Inventories	(14,062)	43,396	(27,115)
Prepaid expenses and other assets	(647)	(2,063)	4,390
Accounts payable, accrued expenses and other liabilities	(33,413)	35,490	13,172

Net cash provided by continuing operations	104,844	175,646	96,432
Net cash used in discontinued operations	—	(10)	(30)

Net cash provided by operating activities	104,844	175,636	96,402
Cash flows from investing activities:
Additions to property, plant and equipment	(36,987)	(55,471)	(19,814)
Insurance proceeds	2,863	12,047	—
Cash outflows for acquisitions and investments, less cash acquired	—	(251)	(449,937)
Proceeds from sale of fixed assets	6	1,679	1,465

Net cash used in continuing operations	(34,118)	(41,996)	(468,286)
Net cash provided by discontinued operations	—	157	467

Net cash used in investing activities	(34,118)	(41,839)	(467,819)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	440,035
Net repayment of debt	(74,484)	(145,537)	(59,150)
Payments of deferred financing costs	—	—	(230)
Excess tax benefits from stock-based payment arrangements	169	377	—
Cash used to net share settle equity awards	(336)	—	—
Proceeds from stock option exercises	4,926	5,434	44

Net cash (used in) provided by financing activities	(69,725)	(139,726)	380,699

Effect of exchange rate changes on cash and cash equivalents	727	(614)	(58)
Increase (decrease) in cash and cash equivalents	1,728	(6,543)	9,224
Cash and cash equivalents, beginning of year	2,687	9,230	6

Cash and cash equivalents, end of year	$4,415	$2,687	$9,230

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended December 31, 2009, 2008 and 2007)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation — The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

Subsequent Events — The Company has evaluated all subsequent events through February 16, 2010, which is the date that the accompanying financial statements are being issued.

Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents.

Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. The costs of finished goods inventories include raw materials, labor and overhead costs.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite lived trademarks and goodwill are evaluated for impairment annually in the fourth quarter or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived trademarks and goodwill impairment is indicated when their book value exceeds fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows.

Stock-Based Compensation — We measure compensation expense for our equity awards at their grant date fair value. The resulting expense is recognized over the relevant service period.

Sales Recognition and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss transfer to customers and there is a reasonable assurance of collection of the sales proceeds. Product is shipped FOB shipping point and FOB destination, depending on our agreement with the customer. Sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.

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

Foreign Currency Translation and Transactions — The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in Other (income) expense, in the Consolidated Statements of Income.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $46.5 million, $60.2 million and $48.1 million, for years ended 2009, 2008 and 2007, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments — From time to time, we utilize derivative financial instruments including interest rate swaps, foreign currency contracts and forward purchase contracts to manage our exposure to interest rate, foreign currency and commodity price risks. We do not hold or issue financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not designated as hedges according to GAAP must be adjusted to fair value through earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of the gain or loss is reported as accumulated other comprehensive income and reclassified into earnings in the same period when the hedged transaction affects earnings. The ineffective gain or loss is recognized in current earnings. For further information about our derivative instruments see Note 19.

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

Research and Development Costs — We record research and development charges to expense as they are incurred. The expenditures totaled $8.3 million, $6.9 million and $4.8 million, for years ended 2009, 2008 and 2007, respectively.

Advertising Costs  — Advertising costs are expensed as incurred and reported in the selling and distribution line of our Consolidated Statements of Income.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of the pronouncement are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued another accounting pronouncement, which delayed the initial effective date for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The adoption of the provisions of these pronouncements did not significantly impact our consolidated financial statements.

In December 2007, the FASB issued an accounting pronouncement on business combinations. The provisions of this pronouncement establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. The pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination, and applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of this pronouncement for all future acquisitions.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued an accounting pronouncement on non-controlling interests in consolidated financial statements. The provisions of this pronouncement outline the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This pronouncement is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The adoption of this pronouncement did not have an impact on our consolidated financial statements.

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

On December 30, 2008, the FASB issued an accounting pronouncement regarding employers’ disclosures about postretirement benefits. This pronouncement is effective for fiscal years ending after December 15, 2009. This pronouncement does not change current accounting methods, but requires disclosure about investment policies and strategies, the fair value of each major category of plan assets, the methods and inputs used to develop fair value measurements of plan assets, and concentrations of credit risk. The Company has provided the required disclosure in its 2009 Form 10-K.

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

In June 2009, the FASB issued an accounting pronouncement regarding consolidation guidance for variable interest entities (VIE) that is effective beginning January 1, 2010. The Company does not expect this pronouncement to significantly impact our consolidated financial statements.

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

In August 2009, the FASB issued ASU 2009-5 which provides additional guidance on measuring the fair value of liabilities under ASC 820 — Fair Value Measurements and Disclosures. ASU 2009-5 clarifies that the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. This pronouncement also requires that the fair value of a liability is measured using one or more of the following techniques when a quoted price in an active market for the identical liability is not available, (1) a valuation technique that uses the quoted price for the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) another valuation technique consistent with the guidance in ASC 820, for example, an income approach such as a present value technique. The adoption of ASU 2009-5 did not significantly impact the consolidated financial statements.

3.	FACILITY CLOSINGS

On February 13, 2008, the Company announced plans to close its pickle plant in Portland, Oregon. The Portland plant was the Company’s highest cost and least utilized pickle facility. Operations in the plant ceased during the second quarter of 2008. For the twelve months ended December 31, 2009, and 2008, the Company recorded costs of $0.9 million and $12.8 million, respectively, that are included in Other operating (income) expense in our Consolidated Statements of Income. There are no accrued expenses related to this closure as of December 31, 2009, and insignificant accrued expenses as of December 31, 2008. In connection with the Portland closure, the Company has $4.1 million of assets held for sale, which are primarily land and buildings. The Company will continue to incur executory costs for this facility until it is sold. Those costs total approximately $0.8 million per year.

On November 3, 2008, the Company announced plans to close its salad dressings manufacturing plant in Cambridge, Ontario. Manufacturing operations in Cambridge ceased at the end of June 2009. Production has been transitioned to the Company’s other manufacturing facilities in Canada and the United States. The change results in the Company’s production capabilities being more aligned with the needs of our customers. The majority of the closure costs were included as costs of the acquisition of E.D. Smith and are not expected to significantly impact earnings. Total costs are expected to be approximately $2.5 million, including severance costs of $1.4 million, and other costs of $1.1 million. As of December 31, 2009, the Company had remaining accruals of approximately $0.5 million for severance. The Company expects payments to be completed by the end of 2010, with all payments expected to be funded with cash from operations. Severance payments during the twelve months ended December 31, 2009 were approximately $0.9 million.

4.	INVENTORIES

	December 31,
	2009	2008
	(In thousands)

Raw materials and supplies	$86,223	$82,869
Finished goods	197,539	181,311
LIFO reserve	(18,829)	(18,390)

Total	$264,933	$245,790

Approximately $98.7 million and $83.0 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2009 and 2008, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2009 and 2008, over the amount at which these inventories were valued on the consolidated balance sheets. During 2008, we incurred a LIFO inventory liquidation that reduced our cost of sales and increased pre-tax income by $3.1 million.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2009	2008
	(In thousands)

Land	$11,335	$7,341
Buildings and improvements	99,856	85,361
Machinery and equipment	310,265	267,856
Construction in progress	6,778	30,041

Total	428,234	390,599
Less accumulated depreciation	(152,201)	(119,935)

Property, plant and equipment, net	$276,033	$270,664

6.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
		(In thousands)

Balance at December 31, 2007	$370,688	$86,521	$133,582	$590,791
Purchase price adjustment	(145)	(13)	—	(158)
Foreign currency exchange adjustment	(26,892)	(2,867)	—	(29,759)

Balance at December 31, 2008	343,651	83,641	133,582	560,874
Reversal of certain reserves related to the consolidation of operations expected at the time of the acquisition of E.D. Smith	(4,914)	—	—	(4,914)
Foreign currency exchange adjustment	17,188	1,859	—	19,047

Balance at December 31, 2009	$355,925	$85,500	$133,582	$575,007

The Company has not incurred any goodwill impairments since its inception.

Approximately $212.9 million of goodwill is deductible for tax purposes.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$31,422	$—	$31,422	$27,824	$—	$27,824
Intangible assets with finite lives:
Customer-related	147,346	(35,400)	111,946	137,693	(23,430)	114,263
Non-compete agreements	2,620	(2,162)	458	2,620	(1,422)	1,198
Trademarks	10,010	(2,311)	7,699	17,610	(1,385)	16,225
Formulas/recipes	1,762	(761)	1,001	1,583	(378)	1,205

Total other intangibles	$193,160	$(40,634)	$152,526	$187,330	$(26,615)	$160,715

As of December 31, 2009, the weighted average remaining useful life for the amortizable intangible assets are (1) customer related at 11.1 years, (2) non-compete agreements at 0.8 years, (3) trademarks at 14.8 years and (4) formulas/recipes at 3.0 years. The weighted average remaining useful life in total for all amortizable intangible assets is 11.2 years as of December 31, 2009.

Amortization expense on intangible assets was $13.4 million, $13.5 million and $7.2 million, for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated intangible asset amortization expense for the next five years is as follows:

(In thousands)

2010	$13,038
2011	$11,146
2012	$10,817
2013	$10,463
2014	$10,443

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

Our 2009 impairment review, using a discounted cash flow analysis, resulted in the impairment of the Nature’s Goodness® amortizable infant feeding trademark as we focus on our private label opportunities in retail baby food. The remaining balance of approximately $7.6 million was written off as of December 31, 2009 and is included in Other operating (income) expense in our Consolidated Statements of Income. Nature’s Goodness® is a part of the North American Retail Grocery segment. The circumstances resulting in the full

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment of the remaining value occurred during the fourth quarter of 2009. No other impairment was identified during our 2009 analysis.

During our 2008 impairment review, we determined that the Steinfeld’s® pickle trademark, Nature’s Goodness® infant feeding trademark and San Antonio Farms® salsa trademarks can no longer be classified as indefinite lived, and we began amortizing their remaining balance over their expected remaining useful life of 10, 20 and 10 years , respectively, in 2009. Our review resulted in an impairment expense of approximately $0.6 million related to our San Antonio Farms® trademark and is recorded within the Other operating (income) expense line of our Consolidated Statements of Income, and pertains to the North American Retail Grocery segment.

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

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2009	2008
	(In thousands)

Accounts payable	$79,438	$135,502
Payroll and benefits	29,921	15,208
Insurance(1)	—	9,555
Interest and taxes	12,015	4,670
Health insurance, workers’ compensation and other insurance costs	4,837	4,143
Marketing expenses	10,558	4,694
Other accrued liabilities	12,050	14,023

Total	$148,819	$187,795

(1)	See Note 15 Insurance Claim — New Hampton.

8.	INCOME TAXES

Components of Income from continuing operations, before income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Domestic source	$125,413	$35,966	$71,106
Foreign source	(3,339)	3,489	(4,581)

Income from continuing operations, before income tax	$122,074	$39,455	$66,525

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the 2009, 2008 and 2007 provision for income taxes:

	Year Ended December 31,
	2009	2008(1)	2007(1)
		(In thousands)

Current:
Federal	$20,654	$3,858	$15,072
State	4,101	1,546	3,300
Foreign	(2,591)	177	561

Total current	22,164	5,581	18,933
Deferred:
Federal	13,577	3,665	7,462
State	1,956	350	1,377
Foreign	3,063	1,299	(2,899)

Total deferred	18,596	5,314	5,940

Total income tax expense	$40,760	$10,895	$24,873

(1)	Excludes, $(0.2) million and $(0.02) million income tax benefit related to discontinued operations in 2008 and 2007, respectively.

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Income:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Tax at statutory rate	$42,726	$13,809	$23,285
State income taxes	3,937	1,233	3,041
Tax benefit of cross-border intercompany financing structure	(4,831)	(4,762)	—
Reduction of enacted tax rates on deferred tax liabilities (Canada)	(2,155)	—	(1,359)
Other, net	1,083	615	(94)

Total provision for income taxes	$40,760	$10,895	$24,873

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Pension and postretirement benefits	$5,116	$5,688
Accrued liabilities	11,235	11,141
Loss and credit carry forwards	1,332	6,315
Stock compensation	22,191	20,783
Unrealized foreign exchange loss	395	3,202
Unrealized loss on interest swap	1,894	2,676

Total deferred tax assets	42,163	49,805
Deferred tax liabilities:
Depreciation and amortization	(82,214)	(68,354)
Asset valuation reserves	(1,933)	(2,167)

Total deferred tax liabilities	(84,147)	(70,521)

Net deferred income tax asset liability	$(41,984)	$(20,716)

Classification of net deferred tax assets (liabilities) in the Consolidated Balance Sheets is as follows:

	December 31,
	2009	2008
	(In thousands)

Current assets	$3,397	$6,769
Non-current liabilities	(45,381)	(27,485)

Total net deferred tax liabilities	$(41,984)	$(20,716)

No valuation allowance has been provided on deferred tax assets as management believes it is more likely than not that the deferred income tax assets will be fully recoverable.

We had the following tax loss and tax credit carry forwards as of December 31, 2009:

		Years of Expiration:
	Amount	Beginning	Ending
	(In thousands)

U.S. federal loss carry forwards	$1,855	2025	2026
U.S. state loss carry forwards	2,813	2014	2026
Foreign credit carry forwards	490	2011	2025

Total carry forwards	$5,158

All of these tax loss and tax credit carry forwards are associated with the 2007 acquisition of E.D. Smith. The U.S. federal and state losses are subject to limitation under Section 382 of the Internal Revenue Code. Management has considered all available evidence regarding the likelihood of the ultimate realization of the deferred income tax assets recorded at December 31, 2009 and December 31, 2008, respectively, by jurisdiction. Based upon all available evidence, the Company has concluded that, it is more likely than not, it will realize the deferred income tax assets by jurisdiction at December 31, 2009 and December 31, 2008, respectively. Therefore, the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has not recorded a valuation allowance against the deferred income tax assets at December 31, 2009 and December 31, 2008, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions. The Company settled the Internal Revenue Service (“IRS”) examination of its 2007 federal income tax return in the first quarter of 2010. The exam resulted in a small refund to the Company. The Company has various state tax examinations in process, which are expected to be completed in 2010. The outcome of the various state tax examinations is unknown at this time.

E.D. Smith and its affiliates are subject to Canadian, U.S. and state tax examinations from 2005 forward. The IRS completed an examination of E.D. Smith’s U.S. affiliates tax return for 2005 during the first quarter of 2009. An insignificant tax adjustment was paid to settle the examination. The Canada Revenue Agency (CRA) initiated an income tax audit for the E.D. Smith 2006 and 2007 tax years. The Company expects this audit to conclude during the first quarter of 2010. The outcome of this audit is unknown at this time.

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Unrecognized tax benefits beginning balance	$1,995	$1,769
Additions based on tax positions related to the current year	1,535	212
Additions based on tax positions of prior years	227	654
Reductions for tax positions of prior years	(529)	(118)
Foreign currency translation	146	(215)
Payments	(187)	(307)

Unrecognized tax benefits ending balance	$3,187	$1,995

At December 31, 2009, the Company does not anticipate any significant adjustments to its unrecognized tax benefits caused by the settlement of the ongoing tax examinations detailed above or other factors within the next twelve months. Unrecognized tax benefits are included in Other long-term liabilities in our Consolidated Balance Sheets.

Included in the balance at December 31, 2009 are amounts that are offset by deferred taxes (i.e., temporary differences) or amounts that would be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, only $1.9 million and $815 thousand of the amount accrued at December 31, 2009 and December 31, 2008, respectively, would impact the effective tax rate, if reversed.

The Company recognizes interest expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company recognized $0.1 million, $0.2 million and $0.1 million in interest and penalties in income tax expense, respectively. The Company has accrued approximately $0.6 million and $0.5 million for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

The Company considers its investment in E.D. Smith to be permanent and therefore, the Company has not provided U.S. income taxes on the earnings of E.D. Smith or the translation of its financial statements into U.S. dollars. A provision has not been established because it is our present intention to reinvest the E.D. Smith undistributed earnings indefinitely in Canada. The undistributed earnings as of December 31, 2009 were $12.3 million. The determination of the amount of unrecognized U.S. federal income tax liabilities for the E.D. Smith unremitted earnings at December 31, 2009 is not practical at this time.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the years ended December 31, 2009 and 2008, the Company recognized a tax benefit of approximately $6.0 million and $5.3 million, respectively, related to this item.

9.	LONG-TERM DEBT

	December 31,
	2009	2008
	Amount	Amount
	Outstanding	Outstanding
	(In thousands)

Revolving credit facility	$298,200	$372,000
Senior notes	100,000	100,000
Tax increment financing and other debt	4,346	3,708

Total outstanding debt	402,546	475,708
Less current portion	(906)	(475)

Total long-term debt	$401,640	$475,233

The scheduled maturities of outstanding debt, at December 31, 2009, are as follows (in thousands):

2010	$906
2011	298,545
2012	556
2013	100,591
2014	345
Thereafter	1,603

Total outstanding debt	$402,546

Revolving Credit Facility — On August 30, 2007, the Company entered into Amendment No. 2 of our unsecured revolving Credit Agreement, as amended (the “Credit Agreement”), dated June 27, 2005, with a group of participating financial institutions. Among other things, Amendment No. 2 reduced the available liquidity requirement with respect to permitted acquisitions and reduced the required consolidated interest coverage ratio at the end of each fiscal quarter. The Company also exercised its option under the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $500 million to $600 million. The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $8.8 million and $8.6 million in letters of credit have been issued but undrawn as of December 31, 2009 and 2008, respectively. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are in compliance with all applicable covenants as of December 31, 2009. The Credit Agreement expires August 31, 2011. As of December 31, 2009, available funds under this facility totaled $293.0 million.

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The underlying rate is defined as the rate equal to the British Bankers Association LIBOR Rate for Eurodollar Rate Loans, or the higher of the prime lending rate of the administrative agent or federal funds rate plus 0.5% for Base Rate Committed Loans. The applicable margin for Eurodollar loans is based on our consolidated

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leverage ratio and ranges from 0.295% to 0.90%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.08% to 0.225% is due quarterly on the aggregate commitment under the credit facility. Our average interest rate on debt outstanding under our Credit Agreement at December 31, 2009 was 0.91%. Including the swap agreement (see below) with a fixed rate of 2.9%, the average rate increases to 2.75% at December 31, 2009.

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

Senior Notes — On September 22, 2006, we completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States, absent registration or an applicable exemption. Net proceeds were used to repay outstanding indebtedness under the revolving Credit Agreement. Interest is paid semi-annually in arrears on March 31 and September 30 of each year. As of December 31, 2007, the Company exceeded the permitted leverage ratio of 3.5 to 1.0 requiring an additional interest payment of 1.0% per annum in 2008. The maximum permitted leverage ratio is 4.0 to 1.0, therefore, the Company was in compliance with the covenants of the Note Purchase Agreement. The Company’s leverage ratio was under 3.5 to 1.0 at December 31, 2008 and, therefore, the Company did not pay additional interest of 1.0% in 2009.

The Note Purchase Agreement contains covenants that limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of December 31, 2009. Events of default include, but are not limited to:

•	failure to pay principal or interest,

•	breach of the Company’s covenants or warranties,

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2006, the Company entered into a forward interest rate swap transaction for a notional amount of $100 million, as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated Other Comprehensive Loss in the Balance Sheet. The total loss will be reclassified ratably to the Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of the senior notes. In 2009, 2008 and 2007, $0.3 million of the loss was taken into interest expense. We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2010.

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the Soup and Infant Feeding Business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2009, $2.7 million remains outstanding. Interest accrues at an annual rate of 6.61% for the $0.4 million tranche which is due on November 1, 2011; 6.71% for the $0.4 million tranche which is due on November 1, 2013; and 7.16% for the $1.9 million tranche which is due on May 1, 2019.

Capital Lease Obligations and Other — Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

10.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common stock — The Company has authorized 90 million shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

As of December 31, 2009, there were 31,998,921 common shares issued and outstanding. There is no treasury stock.

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

Certain restricted stock and restricted stock units are subject to market conditions for vesting. The market conditions of the restricted stock awards were met only in the first quarter of 2009, and thus are included in the year to date calculation of diluted earnings per share. These awards continue to remain outstanding as of

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009. The market conditions for the restricted stock units were met during the third quarter of 2009 and they became vested. Prior to vesting, the restricted stock units did not meet the criteria for inclusion in the calculation of diluted earnings per share during 2009 and thus were excluded. During 2008 and 2007, the market conditions of these awards were not met and they were excluded from the calculation of diluted earnings per share.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Weighted average common shares outstanding	31,982	31,341	31,203
Assumed exercise of stock options(1)	383	96	148
Assumed vesting of restricted stock, restricted stock units and performance units(1)	433	32	—

Weighted average diluted common shares outstanding	32,798	31,469	31,351

(1)	Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share, because they were anti-dilutive, were 29 thousand, 2.2 million and 2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

11.	STOCK-BASED COMPENSATION

The Board adopted and the stockholders approved the TreeHouse Foods, Inc. 2005 Long-Term Incentive Plan. The Plan was amended and restated as the “TreeHouse Foods, Inc. Equity and Incentive Plan” on February 16, 2007. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee determines specific awards for our executive officers. For all other employees below the position of senior vice president (or any analogous title), and if the committee designates, our Chief Executive Officer or such other officers will, from time to time, determine specific persons to whom awards under the Plan will be granted and the extent of, and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, also will make all other necessary decisions and interpretations under the Plan.

Under the Plan, the Compensation Committee may grant awards of various types of equity-based compensation, including stock options, restricted stock, restricted stock units, performance shares and performance units and other types of stock-based awards, and other cash-based compensation. The maximum number of shares that are available to be awarded under the Plan is approximately 6.0 million, of which 0.1 million remain available.

Income from continuing operations before tax, for the years ended December 31, 2009, 2008 and 2007 included share-based compensation expense for employee and director stock options, restricted stock, restricted stock units and performance units of $13.3 million, $12.2 million and $13.6 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $5.1 million, $4.6 million and $5.3 million for 2009, 2008 and 2007, respectively.

The Company has estimated that certain employees and all our directors will complete the required service conditions associated with certain restricted stock, restricted stock units, stock options and performance unit awards. For all other employees, the Company estimates forfeitures, as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the awards.

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

The following table summarizes stock option activity during 2009:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (Yrs)	Value

Outstanding, December 31, 2008	2,485,937	126,117	$27.21	7.4	$3,394,930
Granted	2,400	—	$26.69	—	—
Forfeited	(18,787)	—	$25.53	—	—
Exercised	(176,806)	(18,344)	$26.48	—	—

Outstanding, December 31, 2009	2,292,744	107,773	$27.28	6.4	$27,792,212

Vested/expect to vest, at December 31, 2009	2,253,235	107,773	$27.32	6.4	$27,256,715

Exercisable, December 31, 2009	1,870,242	93,637	$27.82	6.1	$21,682,591

During the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of stock options exercised was approximately $1.9 million, $3.8 million and $5.0 thousand, respectively. The tax benefit recognized from stock option exercises in 2009, 2008 and 2007 was approximately $0.7 million, $1.4 million and $2.0 thousand, respectively. Compensation expense related to unvested options totaled $2.2 million at December 31, 2009 and will be recognized over the remaining vesting period of the grants, which averages 1.3 years. The average grant date fair value of options granted, in 2009, 2008 and 2007 was $8.97, $8.09 and $9.23, respectively.

In addition to stock options, certain key management employees were granted restricted stock and restricted stock units, pursuant to the terms of their employment agreements. These restricted shares vest one-third each January, and are subject to a market condition that requires that the total stockholder return of TreeHouse equal or exceed the median of a peer group of 22 companies for the applicable vesting period. In addition, there is a cumulative test at January 31, 2007 through 2010 that allows for vesting of previously unvested grants, if the total stockholder return test is met on a cumulative basis. Subsequent to June 27, 2008, all the restricted stock units may vest on any date where the Company’s stock price exceeds $29.65 for a 20 trading day period. TreeHouse issued 630,942 shares of restricted stock and 616,802 restricted stock units in the second quarter of 2005 pursuant to employment agreements, and 43,000 shares of restricted stock in the first quarter of 2007 that are also subject to the total stockholder return of TreeHouse as compared to its peer group as described above. During 2009, the market condition of the restricted stock units was satisfied. Issuance of the shares related to the units was deferred pursuant to the deferral elections of the participants. The market conditions of the restricted stock have not been met and the awards remain outstanding.

During 2008, the Company began issuing restricted stock and restricted stock units to non-employee directors and a larger pool of employees. Generally these restricted stock and restricted stock unit awards vest based on the passage of time. Awards granted to employees generally vest one-third on each anniversary of the grant date. Additionally, certain restricted stock awards issued to our executives are subject to a performance condition that requires operating income for the previous twelve months to be greater than $0. This condition may be satisfied on a yearly or cumulative basis over three years. Restricted stock units granted to our non-employee directors in 2008 vest over one year and those granted in 2009 vest over thirteen months.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of these awards is equal to the closing price of our stock on the date of grant. The following table summarizes the restricted stock and restricted stock unit activity during 2009:

		Weighted	Employee	Weighted	Director	Weighted
	Employee	Average	Restricted	Average	Restricted	Average
	Restricted	Grant Date	Stock	Grant Date	Stock	Grant Date
	Stock	Fair Value	Units	Fair Value	Units	Fair Value

Outstanding, at December 31, 2008	1,412,322	$24.15	598,939	$25.28	22,200	$24.06
Granted	59,340	$26.36	192,400	$28.84	26,900	$28.95
Vested	(260,776)	$24.06	(4,788)	$24.17	(3,700)	$24.06
Forfeited	(8,567)	$24.82	(1,620)	$27.75	—	—

Outstanding, at December 31, 2009	1,202,319	$24.28	784,931	$26.16	45,400	$26.96

Compensation expense for all restricted stock and restricted stock units totaled $8.0 million in 2009, $6.4 million in 2008, and $7.0 million in 2007.

Future compensation cost for restricted stock and restricted stock units is approximately $14.5 million as of December 31, 2009, and will be recognized on a weighted average basis, over the next 1.8 years.

Performance unit awards have been granted to certain members of management. These awards contain service and performance conditions. For each performance period, one third of the units will accrue multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. The Company expects that 200% of all the awards will accrue and vest over the cumulative performance and service period, subject to estimated forfeitures. The following table summarizes the performance unit activity during the twelve months ended December 31, 2009:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value

Unvested, at December 31, 2008	72,900	$24.06
Granted	54,900	$28.92
Vested	—
Forfeited	—	—

Unvested, at December 31, 2009	127,800	$26.15

Future compensation cost related to the performance units is estimated to be approximately $4.0 million as of December 31, 2009, and is expected to be recognized over the next 2.0 years. The future compensation accrual is based on the assumption that 200% of the award will vest. The grant date fair value of the awards granted in 2009 was equal to the Company’s closing stock price on the grant date.

The fair value of stock options, restricted stock, restricted stock unit awards and performance units (the “Awards”) is determined on the date of grant using the assumptions noted in the following table or the market price of the Company’s stock on the date of grant. Stock options were valued using a Black Scholes model and certain restricted stock and restricted stock units were valued using a Monte Carlo simulation. Performance units and all other restricted stock and restricted stock unit awards were valued using the closing price of the Company’s stock on the date of grant. As the Company’s stock was not publicly traded prior to

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 27, 2005, expected volatilities are based on the implied historical volatilities from peer companies and other factors. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company began operations in 2005, we do not have significant history to determine the expected term of our awards based on our experience alone. As such, we based our expected term on that of comparable companies. The assumptions used to calculate the value of the option awards granted in 2009, 2008 and 2007 and the restricted stock awards granted in 2007 are presented as follows:

2009	Stock Options	Restricted Stock	Restricted Stock Units

Expected volatility	26.37%	—	—
Expected dividends	—	—	—
Expected term	6.0 years	—	—
Risk-free interest rate	3.53%	—	—

2008	Stock Options	Restricted Stock	Restricted Stock Units

Expected volatility	26.37%	—	—
Expected dividends	—	—	—
Expected term	6.0 years	—	—
Risk-free interest rate	3.53%	—	—

2007	Stock Options	Restricted Stock	Restricted Stock Units

Expected volatility	22.61%	35.6%	—
Expected dividends	—	—	—
Expected term	6.0 years	1.58 years	—
Risk-free interest rate	5.00%	4.74%	—

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized		Accumulated
	Foreign	Pension and	Derivative	Other
	Currency	Postretirement	Financial	Comprehensive
	Translation(1)	Benefits	Instrument	Loss
	(In thousands)

Balance at December 31, 2006	$—	$(4,030)	$(1,075)	$(5,105)
Other comprehensive (loss) gain	(3,325)	1,172	161	(1,992)

Balance at December 31, 2007	(3,325)	(2,858)	(914)	(7,097)
Other comprehensive (loss) gain	(50,198)	(6,261)	162	(56,297)

Balance at December 31, 2008	(53,523)	(9,119)	(752)	(63,394)
Other comprehensive gain	35,678	604	161	36,443

Balance at December 31, 2009	$(17,845)	$(8,515)	$(591)	$(26,951)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in the Canadian subsidiary, E.D. Smith.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EMPLOYEE PENSION AND RETIREMENT BENEFIT PLANS

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

Defined Contribution Plans — Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 20% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2009, 2008 and 2007, the Company made matching contributions to the plan of $2.9 million, $2.8 million and $2.0 million, respectively.

Multiemployer Pension and Certain Union Plans — The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The Multiemployer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multiemployer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. In 2009, 2008 and 2007, the contributions to these plans, which are expensed as incurred, were $1.5 million, $1.7 million and $1.8 million, respectively.

Defined Benefit Pension Plans — The Company established a tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to TreeHouse eligible salaried and non-union and union employees not covered by a multi-employer pension plan. We also retain investment consultants to assist our Investment Committee with formulating a long-term investment policy for the master trust. The expected long term rate of return on assets is based on projecting long-term market returns for the various asset classes in which the plans assets are invested, weighted by the target asset allocations. The estimated ranges are primarily based on observations of historical asset returns and their historical volatility. In determining the expected returns, we also consider consensus forecasts of certain market and economic factors that influence returns, such as inflation, gross domestic product trends and dividend yields. Active management of the plan assets may result in adjustments to the historical returns. The rate of return assumption is reviewed annually.

The Company’s overall investment strategy is to provide a regular and reliable source of income to meet the liquidity needs of the pension plans and minimize reliance on plan sponsor contributions as a source of benefit security. The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. Central to the policy are target allocation ranges by major asset classes. The objective of the target allocations are to ensure the assets are invested with the intent to protect pension plan assets so that such assets are preserved for the provision of benefits to participants and their beneficiaries and such long-term growth as may maximize the amounts available to provide such benefits without undue risk. Additionally, we consider the weighted average return of a capital markets model and historical returns on comparable equity, debt and other investments. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2009, our master trust was invested as follows: equity securities of 66%, fixed income securities of 32%, and cash and cash equivalents of 2%. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries. Other investments are short term in nature, including certificates of deposit, commercial paper, time deposits, fixed rate notes and bonds, and others.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

	Pension Plan Assets
	Fair Value Measurements at
	December 31, 2009
		Quoted Prices	Significant	Significant
		In Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Investment at fair value
Equity securities:
U.S. companies(a)	$16,211	$16,211	$—	$—
International companies(b)	3,329	3,329	—	—
AAA corporate bonds(c)	7,513	7,513	—	—
AA corporate bonds(c)	342	342	—	—
A corporate bonds(c)	923	923	—	—
BAA corporate bonds(c)	732	732	—	—
Certificate of deposit(d)	229	229	—	—
Commercial paper(d)	98	98	—	—
Time deposit(d)	94	94	—	—
Fixed rate note/bond(d)	93	93	—	—
Other short-term investments(e)	140	140	—	—

	$29,704	$29,704	$—	$—

(a)	Securities with the primary objective of approximating the risk and return characteristics of the Dow Jones U.S. Index.

(b)	Securities with the primary objective of approximating the risk and return characteristics of the Morgan Stanley All Country World ex-US Index.

(c)	A collective fund for qualified plans with the primary objective of holding a portfolio representative of the overall United States bond and debt market.

(d)	An investment vehicle for cash reserves, which contains a portfolio of high-grade, short term money market instruments. The primary objective is principal management with the liquidity to redeem units on any business day.

(e)	Short-term investments that include repurchase agreements, discount notes, treasury bills, variable rate notes and bonds, and others.

Pension benefits for eligible salaried and non-union TreeHouse employees were frozen in 2002 for years of creditable service. For these employees incremental pension benefits are only earned for changes in compensation effecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by ERISA. The Company estimates that its 2010 contributions to its pension plans will be $0.9 million. The measurement date for the defined benefit pension plans is December 31.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Postretirement Benefits — Certain employees participate in benefit programs which provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plan is unfunded. The Company estimates that its 2010 contributions to its postretirement benefit plan will be $0.1 million. The measurement date for the other postretirement benefit plans is December 31.

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Change in benefit obligation:
Benefit obligation, at beginning of year	$33,540	$27,942	$3,959	$3,619
Service cost	1,933	1,755	255	218
Interest cost	2,083	1,807	239	218
Amendments	182	1,541	—	—
Actuarial (gains) losses	2,854	2,291	358	(2)
Benefits paid	(1,812)	(1,796)	(98)	(94)

Benefit obligation, at end of year	$38,780	$33,540	$4,713	$3,959

Change in plan assets:
Fair value of plan assets, at beginning of year	$17,600	$17,425	$—	$—
Actual return on plan assets	5,019	(5,488)	—	—
Company contributions	8,897	7,459	98	94
Benefits paid	(1,812)	(1,796)	(98)	(94)

Fair value of plan assets, at year end	$29,704	$17,600	$—	$—

Funded status of the plan	$(9,076)	$(15,940)	$(4,713)	$(3,959)

Amounts recognized in the Consolidated Balance Sheet consist of:
Current liability	$—	$—	$(107)	$(110)
Non-current liability	(9,076)	(15,940)	(4,606)	(3,849)

Net amount recognized	$(9,076)	$(15,940)	$(4,713)	$(3,959)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$9,591	$10,609	$925	$565
Prior service cost	4,052	4,450	(576)	(644)

Total, before tax effect	$13,643	$15,059	$349	$(79)

	Pension Benefits
	2009	2008
	(In thousands)

Accumulated benefit obligation:	$35,749	$30,849
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	5.75%	6.25%
Rate of compensation increases	4.00%	4.00%

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2009 and 2008 are as follows:

	2009		2008
	Pre-65	Post 65	Pre-65	Post 65

Healthcare inflation:
Initial rate	8.0%	10.0%	8.0%	10.0%
Ultimate rate	5.0%	5.0%	5.0%	5.0%
Year ultimate rate achieved	2015	2015	2011	2013
Discount rate	5.75%	5.75%	6.25%	6.25%

The following table summarizes the net periodic cost of our pension plans and postretirement plans, for the years ended December 31, 2009, 2008 and 2007:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(In thousands)			(In thousands)

Components of net periodic costs:
Service cost	$1,933	$1,755	$1,733	$255	$218	$245
Interest cost	2,083	1,807	1,655	239	218	204
Expected return on plan asset	(1,773)	(1,505)	(1,347)	—	—	—
Amortization of unrecognized prior service cost	580	479	479	(68)	(68)	(68)
Amortization of unrecognized net loss (gain)	626	73	—	(2)	8	50
Settlement charge	—	—	387	—	—	—

Net periodic pension cost	$3,449	$2,609	$2,907	$424	$376	$431

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	6.25%	6.25%	5.75%	6.25%	6.25%	5.50-5.75%
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—
Expected return on plan assets	7.60%	7.60%	7.60%	—	—	—

The estimated amount that will be amortized from accumulated other comprehensive income into net pension cost in 2010 is as follows:

	Pension	Postretirement
	(In thousands)

Net actuarial loss	$463	$27
Prior service cost	$603	$(68)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension	Postretirement
	Benefit	Benefit
	(In thousands)

2010	$1,902	$107
2011	$1,995	$107
2012	$2,218	$116
2013	$2,488	$119
2014	$2,472	$145
2015-2019	$14,976	$1,012

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

2009
(In thousands)

1% Increase:
Benefit obligation, end of year	$955
Service cost plus interest cost for the year	$130
1% Decrease:
Benefit obligation, end of year	$(768)
Service cost plus interest cost for the year	$(99)

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

14.	OTHER OPERATING (INCOME) EXPENSE, NET

We incurred Other operating (income) expense, net of $(6.2) million, $13.9 million and $(0.4) million, for the years ended December 31, 2009, 2008 and 2007, respectively. Other operating (income) expenses, net consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Facility closing costs and impairment charges related to the Portland, Oregon plant	$886	$12,839	$—
(Gain) loss on fire at New Hampton, Iowa facility	(14,533)	500	—
Impairment of trademarks and other intangibles	7,600	560	—
Gain on sale of La Junta, Colorado manufacturing facility	—	—	(415)
Other	(177)	—	—

Total other operating (income) expense, net	$(6,224)	$13,899	$(415)

15.	INSURANCE CLAIM — NEW HAMPTON

In February 2008, the Company’s non-dairy powdered creamer plant in New Hampton, Iowa was damaged by a fire, which left the facility unusable. The Company repaired the facility and it became operational in the first quarter of 2009. The Company filed a claim with our insurance provider and has received approximately $47.2 million in reimbursements for property damage and incremental expenses

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred to service our customers throughout this period. The claim was finalized in September 2009, and the Company received a final payment of approximately $10.6 million to close the claim in October 2009. For the year ended December 31, 2009 the Company recognized income of approximately $15.4 million, of which $14.5 million is classified in Other operating (income) expense and $0.9 million is classified in Cost of sales. Of the $14.5 million, $13.6 was related to a gain on the fixed assets destroyed in the incident.

16.	DISCONTINUED OPERATIONS

In the fourth quarter of 2008, the Company wrote-off the value of the remaining assets consisting of machinery and equipment of the nutritional beverage business that was discontinued in 2004. The loss of approximately $0.3 million in 2008, net of tax, is included in the Consolidated Statements of Income in the line Income (loss) from discontinued operations, net of tax expense (benefit). The Company was not able to find a buyer for these assets.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Interest paid	$17,224	$29,153	$22,037
Income taxes paid	$18,103	$10,959	$11,166
Accrued purchase of property and equipment	$1,419	$3,819	$3,124

18.	COMMITMENTS AND CONTINGENCIES

Leases — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 25 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $34.3 million, $27.3 million and $22.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The composition of capital leases which are reflected as Property, plant and equipment in the Consolidated Balance Sheets are as follows:

	December 31,
	2009	2008
	(In thousands)

Machinery and equipment	$2,486	$1,237
Less accumulated amortization	(869)	(657)

Total	$1,617	$580

Purchase Obligations — We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes, including cucumbers and tank yard space.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments at December 31, 2009, under non-cancelable capital leases, operating leases and purchase obligations are summarized as follows:

	Capital	Operating	Purchase
	Leases	Leases	Obligations
	(In thousands)

2010	$589	$12,869	$158,158
2011	396	10,168	53,133
2012	372	7,750	10,719
2013	369	3,973	980
2014	88	3,248	240
Thereafter	3	6,958	35

Total minimum payments	1,817	$44,966	$223,265

Less amount representing interest	(206)

Present value of capital lease obligations	$1,611

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

19.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments are interest rate risk and foreign currency risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s $600 million revolving credit facility. Interest on our credit facility is variable and use of interest rate swaps establishes a fixed rate over the term of a portion of the facility. The Company’s objective in using an interest rate swap is to establish a fixed interest rate, thereby enabling the Company to predict and manage interest expense and cash flows in a more efficient and effective manner.

During 2008, the Company entered into a $200 million long-term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed rate of 2.9% interest rate base for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. The Company did not apply hedge accounting and recorded the fair value of this instrument on its Consolidated Balance Sheets. The fair value of the swap at December 31, 2009 and 2008 was a liability of approximately $4.9 million and $7.0 million, respectively. The Company recorded income of $2.1 million and expense of $7.0 million related to the mark to market adjustment in 2009 and 2008, respectively, within the Other (income) expense line of the Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for certain Canadian raw material purchases that are denominated in U.S. dollars, thereby enabling the Company to manage its foreign currency exchange rate risk. These contracts do not qualify for hedge accounting and changes in their fair value are recorded through the Consolidated Statements of Income, within the (Gain) loss on foreign currency exchange line. No foreign currency contracts were outstanding as of December 31, 2009 or 2008. During 2009 and 2008, the Company realized a loss of approximately $0.2 million and a gain of approximately $0.7 million gain on these contracts, respectively. For the period October 15, 2007 (the acquisition date of E.D. Smith) through December 31, 2007, the Company recorded a gain on these contracts totaling approximately $3.1 million.

The following table identifies the derivative, its fair value, and location on the Consolidated Balance Sheet:

	Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Derivatives not designated as hedging instruments
Interest rate swap	Current Liability	$3,327	Current Liability	—
Interest rate swap	Other long-term liabilities	$1,550	Other long-term liabilities	$6,981

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value. As of December 31, 2009, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $103.7 million based on Level 2 inputs. The fair value of the Company’s variable rate debt (revolving credit facility), with an outstanding balance of $298.2 million as of December 31, 2009, was $282.6 million, using Level 2 inputs. The fair value of the Company’s interest rate swap agreement as described in Note 19 as of December 31, 2009 was a liability of approximately $4.9 million. The fair value of the swap was determined using Level 2 inputs. Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.

21.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamer; condensed and ready to serve soups, broths and gravies; baby food; salad dressings and sauces; pickles, peppers and relishes; Mexican sauces; jams and pie fillings; aseptic products and liquid non-dairy creamers. Brand names sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley’s®, Peter

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Piper®, and Steinfeld®. Also sold are brands related to sauces and syrups, Bennett’s®, Hoffman House®, Roddenbery’s Northwoods® and San Antonio Farms®. Infant feeding products are sold under the Nature’s Goodness® brand, while our non-dairy powdered creamer is sold under our proprietary Cremora® brand. Our refrigerated products are sold under the Mocha Mix® and Second Nature® brand names, and our jams and other sauces are sold under the E.D. Smith® and Habitant® brand names.

Our Food Away From Home segment sells pickle products, non-dairy powdered creamers, Mexican sauces, refrigerated dressings and aseptic products to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada. Trade names used within our Food Away From Home segment include Schwartz® and Saucemaker®.

Our Industrial and Export segment includes the Company’s co-pack business; non-dairy powdered creamer sales to industrial customers for use in industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers; pickles; Mexican sauces and refrigerated dressings. Export sales are primarily to industrial customers.

We evaluate the performance of our segments based on net sales dollars, gross profit and direct operating income (gross profit less freight out, sales commissions and direct segment expenses). The amounts in the following tables are obtained from reports used by our senior management team and do not include allocated income taxes. Other expenses not allocated include warehouse start-up costs, unallocated selling and distribution expenses and corporate expenses which consist of general and administrative expenses, amortization expense, other operating (income) expense, interest expense, interest income, foreign currency exchange and other (income) expense. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 “Summary of Significant Accounting Policies”.

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net sales:
North American Retail Grocery	$971,083	$917,102	$663,506
Food Away From Home	292,927	294,020	254,580
Industrial and Export	247,643	289,528	239,816

Total	1,511,653	1,500,650	1,157,902
Direct operating income:
North American Retail Grocery	152,849	114,511	85,293
Food Away From Home	36,069	32,133	28,320
Industrial and Export	36,025	33,473	32,703

Total	224,943	180,117	146,316
Unallocated warehouse start-up costs(1)	(3,339)	—	—
Unallocated selling and distribution expenses	(3,172)	(3,824)	(661)
Unallocated corporate expense	(87,623)	(89,168)	(60,711)

Operating income	130,809	87,125	84,944
Other expense	(8,735)	(47,670)	(18,419)

Income before income taxes	$122,074	$39,455	$66,525

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Depreciation:
North American Retail Grocery	$21,395	$23,064	$19,476
Food Away From Home	5,237	5,424	4,777
Industrial and Export	5,485	2,344	2,529
Corporate office	1,845	1,494	1,009

Total	$33,962	$32,326	$27,791

Trademark impairment:
North American Retail Grocery	$7,600	$560	$—
Food Away From Home	—	—	—
Industrial and Export	—	—	—

Total	$7,600	$560	$—

(1)	Included in Cost of sales in the Consolidated Statements of Income.

Geographic Information — We had revenues to customers outside of the United States of approximately 13.7%, 14.3% and 6.2% of total consolidated net sales in 2009, 2008 and 2007, respectively, with 13.1% and 13.6% going to Canada in 2009 and 2008, respectively. Sales are determined based on customer destination.

	December 31,
	2009	2008	2007
	(In thousands)

Long-lived assets
United States	$242,144	$239,574	$226,271
Canada	33,889	31,090	38,736

Total	$276,033	$270,664	$265,007

Long-lived assets consist of net property, plant and equipment.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 14.4%, 15.1% and 13.8% of our consolidated net sales in 2009, 2008 and 2007, respectively. Sales to Wal-Mart Stores, Inc. and affiliates are included in our North American Retail Grocery segment. No other customer accounted for more than 10% of our consolidated net sales.

Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented approximately 13.3% and 14.5% of our total trade receivables as of December 31, 2009 and 2008, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Information — The following table presents the Company’s net sales by major products.

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Products:
Soup and infant feeding	$344,181	$336,519	$322,223
Non-dairy powdered creamer	323,926	351,838	299,191
Pickles	316,976	325,579	329,686
Salad dressings	186,778	156,884	29,295
Jams and other sauces	155,771	153,927	29,973
Aseptic products	84,493	83,198	80,784
Mexican sauces	64,520	52,718	25,862
Refrigerated products	35,008	39,987	40,888

Total net sales	$1,511,653	$1,500,650	$1,157,902

22.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2009 and 2008:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)

Fiscal 2009
Net sales	$355,396	$372,605	$378,865	$404,787
Gross profit	71,711	79,844	80,518	94,297
Income before income taxes(1)	20,211	28,156	43,407	30,300
Net income	12,732	18,425	28,064	22,093
Net income per common share:
Basic	.40	.58	.87	.68
Diluted	.39	.58	.85	.66
Fiscal 2008
Net sales	$360,623	$367,369	$374,576	$398,082
Gross profit	70,389	68,629	73,160	79,846
Income from continuing operations, before income taxes	2,797	11,883	15,813	8,962
Net income(2)	2,061	8,292	11,080	6,791
Net income per common share:
Basic	.07	.27	.35	.22
Diluted	.07	.26	.35	.21

(1)	Includes trademark impairment of $7.6 million before tax in the fourth quarter of 2009.

(2)	Includes loss, net of tax, from discontinued operations of $(336) thousand in the fourth quarter of 2008.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Acquisitions

On December 20, 2009, TreeHouse entered into a definitive Purchase Agreement to acquire all of the issued and outstanding common stock of Sturm Foods, Inc. (“Sturm”) for a purchase price of approximately $660 million in cash (subject to adjustment). Sturm is a manufacturer of private label sugar free drink mixes and hot cereals in the United States. The acquisition of Sturm will add two new large categories to our dry grocery portfolio. TreeHouse intends to finance the transaction through a combination of approximately $400 million in new debt issuance, approximately $100 million in equity stock issuance, and the balance funded from borrowings under TreeHouse’s existing revolving credit facility.

The closing of the transaction is subject to certain customary closing conditions and is expected to close in the first quarter of 2010. There can be no assurances, however, that the parties will satisfy the closing conditions and consummate the transaction within the expected timeframe, or at all.

24.	Guarantor and Non-Guarantor Financial Information

Pursuant with the pending acquisition of Sturm, the Company expects to issue approximately $400 million in new debt which may be guaranteed by its wholly owned subsidiaries Bay Valley Foods, LLC, EDS Holdings, LLC and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse Foods, Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet
December 31, 2009

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
			(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1	$8	$4,406	$—	$4,415
Accounts receivable, net	325	66,573	19,659	—	86,557
Inventories, net	—	229,185	35,748	—	264,933
Deferred income taxes	1,875	990	532	—	3,397
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	384	6,253	632	—	7,269

Total current assets	2,585	307,090	60,977	—	370,652
Property, plant and equipment, net	11,549	230,595	33,889	—	276,033
Goodwill	—	466,274	108,733	—	575,007
Investment in subsidiaries	1,054,776	94,804	—	(1,149,580)	—
Intercompany accounts receivable, net	87,643	65,683	(153,326)	—	—
Deferred income taxes	21,186	—	—	(21,186)	—
Identifiable intangible and other current assets, net	14,328	65,156	83,252	—	162,736

Total assets	$1,192,067	$1,229,602	$133,525	$(1,170,766)	$1,384,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,458	$94,936	$22,425	$—	$148,819
Current portion of long-term debt	200	554	152	—	906

Total current liabilities	31,658	95,490	22,577	—	149,725
Long-term debt	390,037	11,603	—	—	401,640
Deferred income taxes	5,609	44,914	16,044	(21,186)	45,381
Other long-term liabilities	8,534	22,819	100	—	31,453
Shareholders’ equity	756,229	1,054,776	94,804	(1,149,580)	756,229

Total liabilities and shareholders’ equity	$1,192,067	$1,229,602	$133,525	$(1,170,766)	$1,384,428

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet
December 31, 2008

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
			(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$12	$7	$2,668	$—	$2,687
Accounts receivable, net	—	64,664	22,173	—	86,837
Inventories, net	—	214,815	30,975	—	245,790
Deferred income taxes	2,711	3,473	585	—	6,769
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	354	9,588	373	—	10,315

Total current assets	3,077	296,628	56,774	—	356,479
Property, plant and equipment, net	12,040	227,534	31,090		270,664
Goodwill	—	439,725	121,149	—	560,874
Investment in subsidiaries	901,648	85,081	—	(986,729)	—
Intercompany accounts receivable, net	214,419	(56,966)	(157,453)	—	—
Deferred income taxes	19,048	—	—	(19,048)	—
Identifiable intangible and other current assets, net	23,165	67,559	76,941	—	167,665

Total assets	$1,173,397	$1,059,561	$128,501	$(1,005,777)	$1,355,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$75,533	$84,534	$27,728	$—	$187,795
Current portion of long-term debt	—	315	160	—	475

Total current liabilities	75,533	84,849	27,888	—	188,270
Long-term debt	465,839	9,264	130	—	475,233
Deferred income taxes	1,342	34,802	10,389	(19,048)	27,485
Other long-term liabilities	10,552	28,998	5,013	—	44,563
Shareholders’ equity	620,131	901,648	85,081	(986,729)	620,131

Total liabilities and shareholders’ equity	$1,173,397	$1,059,561	$128,501	$(1,005,777)	$1,355,682

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income
Year Ended December 31, 2009

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$1,300,694	$246,715	$(35,756)	$1,511,653
Cost of sales	—	1,016,524	204,515	(35,756)	1,185,283

Gross profit	—	284,170	42,200	—	326,370
Selling, general and administrative expense	36,560	128,592	23,252	—	188,404
Amortization	926	7,809	4,646	—	13,381
Other operating expense (income), net	7,600	(13,824)	—	—	(6,224)

Operating (loss) income	(45,086)	161,593	14,302	—	130,809
Interest expense (income), net	15,922	(11,279)	13,787	—	18,430
Other (income) expense, net	(2,104)	(11,855)	4,264	—	(9,695)

(Loss) income from continuing operations, before income taxes	(58,904)	184,727	(3,749)	—	122,074
Income taxes (benefit)	(23,375)	63,321	814	—	40,760
Equity in net income of subsidiaries	116,843	(4,563)	—	(112,280)	—

Net income (loss)	$81,314	$116,843	$(4,563)	$(112,280)	$81,314

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income
Year Ended December 31, 2008

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$1,252,780	$252,756	$(4,886)	$1,500,650
Cost of sales	—	1,017,798	195,714	(4,886)	1,208,626

Gross profit	—	234,982	57,042	—	292,024
Selling, general and administrative expense	27,938	121,729	27,805	—	177,472
Amortization	415	7,802	5,311	—	13,528
Other operating expense, net	560	13,339	—	—	13,899

Operating (loss) income	(28,913)	92,112	23,926	—	87,125
Interest expense (income), net	24,259	(13,326)	16,681	—	27,614
Other expense, net	6,981	9,170	3,905	—	20,056

(Loss) income from continuing operations, before income taxes	(60,153)	96,268	3,340	—	39,455
Income taxes (benefit)	(22,659)	32,078	1,476	—	10,895
Equity in net income of subsidiaries	65,718	1,864	—	(67,582)	—

Income from continuing operations	28,224	66,054	1,864	(67,582)	28,560
Loss from discontinued operations	—	(336)	—	—	(336)

Net income	$28,224	$65,718	$1,864	$(67,582)	$28,224

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income
Year Ended December 31, 2007

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$1,107,147	$51,066	$(311)	$1,157,902
Cost of sales	—	875,081	42,841	(311)	917,611

Gross profit	—	232,066	8,225	—	240,291
Selling, general and administrative expense	24,541	116,730	7,296	—	148,567
Amortization	370	5,565	1,260	—	7,195
Other operating income, net	—	(415)	—	—	(415)

Operating (loss) income	(24,911)	110,186	(331)	—	84,944
Interest expense (income), net	17,782	(225)	4,479	—	22,036
Other income, net	(3,271)	(133)	(213)	—	(3,617)

(Loss) income from continuing operations, before income taxes	(39,422)	110,544	(4,597)	—	66,525
Income taxes (benefit)	(15,491)	42,702	(2,338)	—	24,873
Equity in net income of subsidiaries	65,553	(2,259)	—	(63,294)	—

Income from continuing operations	41,622	65,583	(2,259)	(63,294)	41,652
Loss from discontinued operations	—	(30)	—	—	(30)

Net income (loss)	$41,622	$65,553	$(2,259)	$(63,294)	$41,622

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Fiscal Year Ended December 31, 2009

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities	$(85,858)	$167,537	$23,165	$—	$104,844
Cash flows from investing activities:
Additions to property, plant and equipment	(166)	(33,693)	(3,128)	—	(36,987)
Insurance proceeds	—	2,863	—	—	2,863
Proceeds from sale of fixed assets	—	6	—	—	6

Net cash used in investing activities	(166)	(30,824)	(3,128)	—	(34,118)
Cash flows from financing activities:
Net repayment of debt	(73,800)	18,342	(19,026)	—	(74,484)
Intercompany transfer	155,054	(155,054)	—	—	—
Excess tax benefits from stock based payment arrangements	169	—	—	—	169
Cash used to net settle equity awards	(336)	—	—	—	(336)
Proceeds from stock option exercises	4,926	—	—	—	4,926

Net cash used in financing activities	86,013	(136,712)	(19,026)	—	(69,725)

Effect of exchange rate changes on cash and cash equivalents	—	—	727	—	727
Increase (decrease) in cash and cash equivalents	(11)	1	1,738	—	1,728
Cash and cash equivalents, beginning of year	12	7	2,668	—	2,687

Cash and cash equivalents, end of year	$1	$8	$4,406	$—	$4,415

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Fiscal Year Ended December 31, 2008

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities	$26,616	$127,353	$21,667	$—	$175,636
Cash flows from investing activities:
Additions to property, plant and equipment	(12,133)	(40,232)	(3,106)	—	(55,471)
Insurance proceeds		12,047	—	—	12,047
Acquisitions, net of cash acquired	67	—	(318)	—	(251)
Proceeds from sale of fixed assets		1,679	—	—	1,679

Net cash used in continuing operations	(12,066)	(26,506)	(3,424)	—	(41,996)
Net cash provided by discontinued operations	—	157	—	—	157

Net cash used in investing activities	(12,066)	(26,349)	(3,424)	—	(41,839)
Cash flows from financing activities:
Net repayment of debt	(139,673)	14,757	(20,621)	—	(145,537)
Intercompany transfer	115,986	(115,986)	—	—	—
Excess tax benefits from stock based payment arrangements	377	—	—	—	377
Proceeds from stock option exercises	5,434	—	—	—	5,434

Net cash used in financing activities	(17,876)	(101,229)	(20,621)	—	(139,726)

Effect of exchange rate changes on cash and cash equivalents	—	—	(614)	—	(614)
Increase (decrease) in cash and cash equivalents	(3,326)	(225)	(2,992)	—	(6,543)
Cash and cash equivalents, beginning of year	3,338	232	5,660	—	9,230

Cash and cash equivalents, end of year	$12	$7	$2,668	$—	$2,687

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Fiscal Year Ended December 31, 2007

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operations	$(28,530)	$115,089	$9,843	$—	$96,402
Cash flows from investing activities:
Additions to property, plant and equipment	(27)	(19,042)	(745)	—	(19,814)
Acquisitions, net of cash acquired	(451,891)	389	1,565	—	(449,937)
Proceeds from sale of fixed assets	—	1,465	—	—	1,465

Net cash used in continuing operations	(451,918)	(17,188)	820	—	(468,286)
Net cash provided by discontinued operations	—	467	—	—	467

Net cash provided by (used in) investing activities	(451,918)	(16,721)	820	—	(467,819)
Cash flows from financing activities:
Proceeds from issuance of debt	440,035	—	—	—	440,035
Net repayment of debt	(58,535)	4,330	(4,945)	—	(59,150)
Intercompany transfer	102,472	(102,472)	—	—	—
Financing costs	(230)	—	—	—	(230)
Proceeds from stock option exercises	44	—	—	—	44

Net cash provided by (used in) financing activities	483,786	(98,142)	(4,945)	—	380,699

Effect of exchange rate changes on cash and cash equivalents	—	—	(58)	—	(58)
Increase in cash and cash equivalents	3,338	226	5,660	—	9,224
Cash and cash equivalents, beginning of year	—	6	—	—	6

Cash and cash equivalents, end of year	$3,338	$232	$5,660	$—	$9,230

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, with the participation of Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009. This report is included with this Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act, that occurred during the fourth quarter of the fiscal year covered by this report on Form 10-K, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL 60154

We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 16, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 16, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2010 Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of the stockholders under the headings, Directors And Management — Directors and Executive Officers and Election of Directors and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2010 Proxy Statement under the headings, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2010 Proxy Statement under the heading, Corporate Governance — Meetings of the Board of Directors and Committee Meetings/Role of Committees, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our April 29, 2010 Annual Meeting of Stockholders.

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

We submitted the certification of our chief executive officer required by Section 303A.12 of the NYSE Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, on May 7, 2009 without qualification. In addition, we have included the certifications required of our chief executive officer and our chief financial officer by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules with respect to the quality of our disclosures in our Form 10-K for the year ended December 31, 2009, as Exhibits 31.1 and 31.2, respectively, to this Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included in the 2010 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Committee Reports — Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Committee Reports — Report of the Compensation Committee section of the 2010 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the 2010 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2010 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2010 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

February 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed Sam K. Reed	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2010

/s/ Dennis F. Riordan Dennis F. Riordan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2010

/s/ George V. Bayly George V. Bayly	Director	February 16, 2010

/s/ Diana S. Ferguson Diana S. Ferguson	Director	February 16, 2010

/s/ Dennis F. O’Brien Dennis F. O’Brien	Director	February 16, 2010

/s/ Frank J. O’Connell Frank J. O’Connell	Director	February 16, 2010

/s/ Ann M. Sardini Ann M. Sardini	Director	February 16, 2010

/s/ Gary D. Smith Gary D. Smith	Director	February 16, 2010

/s/ Terdema L. Ussery, II Terdema L. Ussery, II	Director	February 16, 2010

/s/ David B. Vermylen David B. Vermylen	Director President and Chief Operating Officer	February 16, 2010

SCHEDULE II

TREEEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2009, 2008 and 2007

Allowance for doubtful accounts deducted from accounts receivable:

	Balance	Charge		Write-Off of
	Beginning	(Credit) to		Uncollectible		Balance
Year	of Year	Income	Acquisitions	Accounts	Recoveries	End of Year
			(In thousands)

2007	$227	$253	$301	$(147)	$3	$637
2008	$637	$150	$—	$(314)	$5	$478
2009	$478	$68	$—	$(124)	$2	$424

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

2.1		Purchase Agreement, dated as of April 20, 2007, among Silver Brands Partners II, L.P., VDW Farms, Ltd., VDW Management, L.L.C., and Bay Valley Foods, LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 23, 2007.
2.2		Purchase Agreement, dated as of June 24, 2007 between E.D. Smith Operating Trust, E.D. Smith Limited Partnership, E.D. Smith Income Fund and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2007.
2.3		Stock Purchase Agreement, dated as of December 20, 2009, among TreeHouse Foods, Inc., Sturm Foods, Inc., HMSF, L.P. and other shareholders of Sturm Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2009.
3	.1*	Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended on April 30, 2009
3.2		Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of our quarterly report on Form 10-Q filed with the Commission November 4, 2009.
4.1		Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005
4.2		Stockholders Agreement, dated January 27, 2005, by and between, TreeHouse Foods, Inc., Dean Foods Company, Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
4.3		Rights Agreement between TreeHouse Foods, Inc. and The Bank of New York, as rights agent is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005
4.4		Form of Certificate of Designation of Series A Junior Participating Preferred Stock (attached as an Exhibit to the Rights Agreement that is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005)
4.5		Form of Rights Certificate (attached as an Exhibit to the Rights Agreement that is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005)
10	.1**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.2**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.3**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.4**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10.5		Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005
10	.6**	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.
10	.7**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.

Exhibit No.		Exhibit Description

10.8		Credit Agreement dated as of June 27, 2005, between TreeHouse Foods, Inc. and a group of Lenders with Bank of America as Administrative Agent, Swing Line Lender and L/C Issuer is incorporated by reference to Exhibit 10.16 of our Form 10-Q filed with the Commission on May 12, 2006.
10	.9**	Executive Severance Plan, dated as of April 21, 2006, which became effective May 1, 2006 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2006.
10.10		Amendment No. 1 dated as of August 31, 2006 to the Credit Agreement dated June 27, 2005 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 31, 2006.
10.11		Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006.
10	.12**	Form of Performance — Vesting Restricted Stock Award Agreement is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 5, 2007.
10	.13**	Form of Performance — Vesting Restricted Stock Award Agreement with Dennis F. Riordan is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission May 9, 2007.
10	.14**	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.
10	.15**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.
10.16		Amendment to No. 2 dated as of August 30, 2007 to the Credit Agreement dated June 27, 2005 is incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K dated September 4, 2007.
10	.17**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2008.
10	.18**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2008.
10	.19**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 5, 2008.
10	.20**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 5, 2008.
10	.21**	Employment Agreement by and between TreeHouse Foods, Inc. and Dennis F. Riordan is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2008.
10	.22**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.
10	.23**	First Amendment to the TreeHouse Supplement Retirement Plan is incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K dated November 5, 2008.
10	.24**	First Amendment to the TreeHouse Foods, Inc. 2008 Incentive Plan is incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K dated November 5, 2008.
10	.25**	First Amendment to the Bay Valley Foods, LLC 2008 Incentive Plan is incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated November 5, 2008.

Exhibit No.		Exhibit Description

10	.26**	First Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.
10	.27**	Amended and Restated TreeHouse Foods, Inc. Executive Severance Plan is incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated November 5, 2008.
10	.28**	First Amendment to Employment Agreement, date April 21, 2009, between TreeHouse Foods, Inc. and Dennis F. Riordan is Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2009.
10	.29**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filled with the Commission August 6, 2009.
10	.30**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filled with the Commission August 6, 2009.
10	.31**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filled with the Commission August 6, 2009.
10	.32**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filled with the Commission August 6, 2009.
10	.33**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.5 of our Form 10-Q filled with the Commission August 6, 2009.
10	.34**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.6 of our Form 10-Q filled with the Commission August 6, 2009.
10	.35**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filled with the Commission August 6, 2009.
21	.1*	List of Subsidiaries.
23	.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.
31	.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.