Form 10-Q
period 2010-03-31
TreeHouse Foods, Inc.
filed 2010-05-07
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010.
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
Yes ☐     No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2010: 34,769,429.

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,097	$4,415
Receivables, net	102,134	86,557
Inventories, net	299,324	264,933
Deferred income taxes	3,504	3,397
Prepaid expenses and other current assets	12,948	7,269
Assets held for sale	4,081	4,081
Total current assets	426,088	370,652
Property, plant and equipment, net	360,783	276,033
Goodwill	960,764	575,007
Other intangible assets, net	406,520	153,569
Other assets	18,823	9,167
Total assets	$2,172,978	$1,384,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$170,167	$148,819
Current portion of long-term debt	1,090	906
Deferred income tax	642	—
Total current liabilities	171,899	149,725
Long-term debt	921,181	401,640
Deferred income taxes	150,332	45,381
Other long-term liabilities	31,844	31,453
Total liabilities	1,275,256	628,199
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000,000 shares authorized, 34,769,429 and 31,998,921 shares issued and outstanding, respectively	348	320
Additional paid-in capital	703,142	587,598
Retained earnings	211,581	195,262
Accumulated other comprehensive loss	(17,349)	(26,951)
Total stockholders’ equity	897,722	756,229
Total liabilities and stockholders’ equity	$2,172,978	$1,384,428

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Net sales	$397,124	$355,396
Cost of sales	308,346	283,685
Gross profit	88,778	71,711
Operating expenses:
Selling and distribution	26,796	25,781
General and administrative	28,478	15,773
Other operating (income) expense, net	(2,261)	242
Amortization expense	4,447	3,258
Total operating expenses	57,460	45,054
Operating income	31,318	26,657
Other (income) expense:
Interest expense, net	6,827	4,498
Loss on foreign currency exchange	100	2,060
Other income, net	(213)	(112)
Total other expense	6,714	6,446
Income before income taxes	24,604	20,211
Income taxes	8,285	7,479
Net income	$16,319	$12,732

Weighted average common shares:
Basic	33,553	31,547
Diluted	34,614	32,343
Net earnings per common share:
Basic	$.49	$.40
Diluted	$.47	$.39

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$16,319	$12,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,670	8,190
Amortization	4,447	3,258
Loss on foreign currency exchange	1,281	732
Mark to market adjustment on interest rate swap	(691)	(28)
Excess tax benefits from stock-based payment arrangements	(276)	—
Stock-based compensation	3,354	2,900
Loss on disposition of assets, net	49	—
Deferred income taxes	2,254	3,612
Curtailment of postretirement benefit obligation	(2,357)	—
Other	41	40
Changes in operating assets and liabilities, net of acquisitions:
Receivables	20,548	4,643
Inventories	14,182	(10,124)
Prepaid expenses and other assets	(1,703)	3,030
Accounts payable, accrued expenses and other liabilities	(13,006)	(20,159)
Net cash provided by operating activities	54,112	8,826
Cash flows from investing activities:
Additions to property, plant and equipment	(6,546)	(13,943)
Additions to other intangible assets	(4,396)	—
Acquisition of business, net of cash acquired	(664,655)	—
Proceeds from sale of fixed assets	—	12
Net cash used in investing activities	(675,597)	(13,931)
Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—
Borrowings under revolving credit facility	237,700	87,800
Payments under revolving credit facility	(119,300)	(83,200)
Payments on capitalized lease obligations	(169)	(92)
Proceeds from issuance of common stock, net of expenses	110,688	—
Payment of deferred financing costs	(9,296)	—
Proceeds from stock option exercises	1,464	110
Excess tax benefits from stock-based payment arrangements	276	—
Cash used to net share settle equity awards	(297)	—
Net cash provided by financing activities	621,066	4,618
Effect of exchange rate changes on cash and cash equivalents	101	(52)
Net decrease in cash and cash equivalents	(318)	(539)
Cash and cash equivalents, beginning of period	4,415	2,687
Cash and cash equivalents, end of period	$4,097	$2,148

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2010
(Unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q.  In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.  Certain prior year amounts have been reclassified to conform to the current period presentation, primarily to present borrowings under our line of credit on a gross versus net basis.  These reclassifications had no effect on reported net earnings, total assets or net cash flows.  The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Results of operations for interim periods are not necessarily indicative of annual results.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Unless otherwise indicated, references in this report to “we,” “us,” “our,” or the “Company” refer to TreeHouse Foods, Inc. and subsidiaries, taken as a whole.

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”) to provide additional guidance on fair value disclosures.  ASU 2010-06 requires new disclosures about transfers in and out of Level 1 and 2, and requires that the activity in Level 3 disclosures be presented on a gross basis rather than as a net number.  The ASU also clarifies existing disclosures about the level of disaggregation and information on inputs and valuation techniques, and includes confirming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company adopted the provisions of this ASU effective January 1, 2010, and the adoption did not significantly impact the Company’s Condensed Consolidated Financial Statements.

3. Acquisition

On March 2, 2010, the Company closed its previously announced acquisition of Sturm Foods, Inc. (“Sturm”), a private label manufacturer of hot cereal and powdered soft drink mixes that serves retail and foodservice customers in the United States with annual sales of approximately $340 million.  Sturm was acquired primarily to strengthen the Company’s presence in private label dry grocery categories.

The Company paid a cash purchase price of $664.7 million for 100% of the issued and outstanding stock of Sturm.  The transaction was financed through the issuance of $400 million in high yield notes, the issuance of 2.7 million shares of Company common stock at $43.00 per share and borrowings under the Company’s credit facility.

The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition and are included in each of our segments.  Sturm contributed $23.8 million to revenue and $0.4 million in net income since the March 2, 2010 acquisition date through March 31, 2010.  At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values.  The Company’s purchase price allocation set forth below is preliminary and subject to tax and working capital adjustments that are expected to be completed in the second quarter of 2010. Adjustments, if any, will impact the total purchase price, deferred taxes and goodwill.

(In thousands)

Receivables	$35,648
Inventory	47,525
Property plant and equipment	86,106
Customer relationships	229,000
Trade name	10,000
Formulas	5,000
Other intangible assets	5,835
Other assets	3,813
Goodwill	382,528
Total assets acquired	805,455

Accounts payable and accruals	(34,397)
Other long-term liabilities	(3,564)
Deferred taxes	(102,839)
Total liabilities acquired	(140,800)
Total purchase price	$664,655

The Company allocated $229 million to customer relationships that have an estimated life of twenty years.  The acquired trade name will be amortized over fifteen years.  Formulas have an estimated useful life of five years.  Other intangible assets consist of capitalized computer software that is being amortized over three years.  The Company increased the cost of acquired inventories by approximately $6.2 million, and will expense that amount as a component of cost of sales through the second quarter of 2010.  The Company has allocated $376.3 million of goodwill to the North American Retail Grocery segment and $6.2 million of goodwill to the Food Away From Home segment.  No goodwill is expected to be deductible for tax purposes.  Goodwill arises principally as a result of expansion opportunities, employed workforce, and the impact of Sturm’s first mover advantage.  The Company incurred approximately $6.5 million in acquisition related costs during the first quarter of 2010.  These costs are included in the General and administrative expense line on the Condensed Consolidated Statements of Income.  In connection with the issuance of debt and equity to finance the acquisition, the Company incurred approximately $9.7 million in debt issue costs that were capitalized and are amortized over the term of the debt on a straight line basis, and are included as a component of interest expense.  The Company also incurred approximately $5.5 million of stock issuance costs, that reduced the proceeds and were recorded as a component of additional paid in capital.

The following pro forma summary presents the effect of the Sturm acquisition as though the business had been acquired as of January 1 of each period presented and is based upon unaudited financial information of the acquired entity and may not be indicative of actual results:

	Three Months Ended March 31,

	2010	2009

	(In thousands, except per share data)
Net sales as reported	$397,124	$355,396
Net sales of purchased businesses, for the period prior to acquisition	64,905	90,989
Pro forma net sales	$462,029	$446,385
Net income, as reported	$16,319	$12,732
Net income of purchased businesses, for the period prior to acquisition	3,927	5,402
Pro forma net income	$20,246	$18,134
Basic earnings per common share:
As reported	$.49	$.40
Effect of purchased businesses, for the period prior to acquisition	.11	.16
Pro forma earnings per share – basic	$.60	$.56
Diluted earnings per common share:
As reported	$.47	$.39
Effect of purchased businesses, for the period prior to acquisition	.11	.16
Pro forma earnings per share – diluted	$.58	$.55

4. Income Taxes

Income tax expense was recorded at an effective rate of 33.7% and 37.0% for the three months ended March 31, 2010 and 2009, respectively.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Canadian acquisition.  For the three months ended March 31, 2010 and 2009, the Company recognized a tax benefit related to this item of approximately $1.3 million and $1.1 million, respectively.  The higher tax rate, for the three months ended March 31, 2009, was due to a foreign exchange tax charge that was not incurred for the three months ended March 31, 2010.

As of March 31, 2010, the Company does not believe that the gross recorded unrecognized tax benefits will materially change within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S., Canada and various state jurisdictions.  E.D. Smith and its affiliates are subject to Canadian, U.S. and state tax examinations from 2005 forward.  During the quarter ended March 31, 2010, the Company settled with the Internal Revenue Service an audit related to its 2007 federal income tax return.  The audit resulted in a small refund to the Company.  The Canada Revenue Agency (CRA) is currently conducting an income tax audit for E.D. Smith’s 2006 and 2007 tax years.  This audit is expected to close during the second quarter of 2010.  The Company does not anticipate any material adjustments as a result of the tax audit.

5. Other Operating (Income) Expense

The Company had Other operating income of $2.3 million and expense of $0.2 million for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, income consisted primarily of a postretirement plan curtailment.  See Note 13.  For the three months ended March 31, 2009, expenses consisted of $0.4 million, relating to the closing of our Portland, Oregon plant offset by $0.2 million in rental income.

6. Inventories

	March 31,	December 31,
	2010	2009
	(In thousands)
Finished goods	$207,085	$197,539
Raw materials and supplies	111,668	86,223
LIFO reserve	(19,429)	(18,829)
Total	$299,324	$264,933

Approximately $73.0 million and $98.7 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2010 and December 31, 2009, respectively.

The increase in inventories from December 31, 2009 to March 31, 2010 is primarily due to the Sturm acquisition.  Excluding the effect of the Sturm acquisition, inventory levels decreased slightly from year end.

7. Property, Plant and Equipment

	March 31,	December 31,
	2010	2009
	(In thousands)
Land	$13,333	$11,335
Buildings and improvements	131,939	99,856
Machinery and equipment	364,389	310,265
Construction in progress	13,112	6,778
Total	522,773	428,234
Less accumulated depreciation	(161,990)	(152,201)
Property, plant and equipment, net	$360,783	$276,033

The increase in property, plant and equipment from December 31, 2009 to March 31, 2010 is primarily due to the Sturm acquisition.  Excluding the effect of the Sturm acquisition, property, plant and equipment decreased by $0.8 million.

8. Accounts Payable and Accrued Expenses

	March 31,	December 31,
	2010	2009
	(In thousands)
Accounts payable	$105,394	$79,438
Payroll and benefits	24,959	29,921
Interest and taxes	11,228	12,015
Health insurance, workers’ compensation and other insurance costs	5,268	4,837
Marketing expenses	12,194	10,558
Other accrued liabilities	11,124	12,050
Total	$170,167	$148,819

The increase in accounts payable from December 31, 2009 to March 31, 2010 is primarily due to the Sturm acquisition.  Excluding the effect of the Sturm acquisition, accounts payable and accrued expenses decreased from year end by $11.8 million.

9. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2009	$355,925	$85,500	$133,582	$575,007
Acquisition	376,296	6,232	—	382,528
Currency exchange adjustment	2,918	311	—	3,229
Balance at March 31, 2010	$735,139	$92,043	$133,582	$960,764

The Company has not incurred any goodwill impairments since its inception.  The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$32,177	$—	$32,177	$31,422	$—	$31,422
Intangible assets with finite lives:
Customer-related	379,731	(39,493)	340,238	147,346	(35,400)	111,946
Non-compete agreement	2,620	(2,347)	273	2,620	(2,162)	458
Trademarks	20,010	(2,498)	17,512	10,010	(2,311)	7,699
Formulas/recipes	6,800	(947)	5,853	1,762	(761)	1,001
Computer software	13,152	(2,685)	10,467	3,363	(2,320)	1,043
Total	$454,490	$(47,970)	$406,520	$196,523	$(42,954)	$153,569

Amortization expense on intangible assets for the three months ended March 31, 2010 and 2009 was $4.4 million and $3.3 million, respectively.  Estimated aggregate intangible asset amortization expense for the next five years is as follows:

(In thousands)
2011	$26,498
2012	$26,164
2013	$24,088
2014	$23,879
2015	$22,948

10. Long-Term Debt

	March 31,	December 31,
	2010	2009
	(In thousands)
Revolving credit facility	$416,600	$298,200
High yield notes	400,000	—
Senior notes	100,000	100,000
Tax increment financing and other	5,671	4,346
	922,271	402,546
Less current portion	(1,090)	(906)
Total long-term debt	$921,181	$401,640

Revolving Credit Facility — The Company maintains an unsecured revolving credit facility with an aggregate commitment of $600 million, of which $174.6 million was available as of March 31, 2010, that expires August 31, 2011.  In addition, as of March 31, 2010, there were $8.8 million in letters of credit under the revolving credit facility that were issued but undrawn.  The credit facility contains various financial and other restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio.  The Company is in compliance with all applicable covenants as of March 31, 2010.  Our average interest rate on debt outstanding under our credit facility at March 31, 2010 was 0.77%.

High Yield Notes — On March 2, 2010, TreeHouse Foods, Inc. completed its offering of $400 million in aggregate principal amount of 7.75% high yield notes due 2018 (the “Notes”).  The net amount of the proceeds of $391.0 million ($400.0 million notes less underwriting discount of $9.0 million providing an effective interest rate of 8.03%) were used as partial payment in the acquisition of all of the issued and outstanding stock of Sturm.  The Company issued the Notes pursuant to an Indenture, dated March 2, 2010 (the “Base Indenture”), among the Company, the subsidiary guarantors party thereto (Bay Valley Foods, LLC and EDS Holdings, LLC, the “Initial Guarantors”) and Wells Fargo Bank, National Association, (Trustee), as supplemented by a First Supplemental Indenture, dated March 2, 2010 (the “First Supplemental Indenture”), among the Company, the Initial Guarantors and the Trustee.  In addition, on March 2, 2010, the Company entered into a Second Supplemental Indenture, dated March 2, 2010 (the “Second Supplemental Indenture” and together with the Base Indenture and the First Supplemental Indenture, the “Indenture”), pursuant to which Sturm (together with the Initial Guarantors, the “Guarantors”) became an additional guarantor of the Notes, with the same force and effect as if Sturm were initially named as a guarantor under the Indenture.

The Indenture provides, among other things, that the Notes will be senior unsecured obligations of the Company.  Interest is payable on the Notes on March 1 and September 1 of each year, beginning September 1, 2010.  The Notes will mature on March 1, 2018.

The Company may redeem some or all of the Notes at any time prior to March 1, 2014 at a price equal to 100% of the principal amount of the Notes redeemed plus an applicable “make-whole” premium.  On or after March 1, 2014, the Company may redeem some or all of the Notes at redemption prices set forth in the First Supplemental Indenture.  In addition, at any time prior to March 1, 2013, the Company may redeem up to 35% of the Notes at a redemption price of 107.75% of the principal amount of the Notes redeemed with the net cash proceeds of certain equity offerings.

Subject to certain limitations, in the event of a change of control of the Company, the Company will be required to make an offer to purchase the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest.

The Company’s payment obligations under the Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors and future domestic subsidiaries of the Company, other than certain excluded subsidiaries and unrestricted subsidiaries.  The Notes are not guaranteed by any of the Company’s foreign subsidiaries.

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) allow restrictions on the ability of certain of its subsidiaries to pay dividends or make other payments to the Company or the Guarantors, (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates and (viii) engage in certain sale and leaseback transactions.  The foregoing limitations are subject to exceptions as set forth in the First Supplemental Indenture.  In addition, if in the future the Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the Notes for so long as the Notes are rated investment grade by the two rating agencies.  The Company is in compliance with the applicable covenants as of March 31, 2010.

The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods):  (i) non-payment of principal or interest; (ii) breach of certain covenants contained in the Indenture or the Notes, (iii) defaults in failure to pay certain other indebtedness or the acceleration of certain other indebtedness prior to maturity, (iv) the failure to pay certain final judgments, (v) the failure of certain guarantees to be enforceable and (vi) certain events of bankruptcy or insolvency.  Generally, if an event of default occurs (subject to certain exceptions), the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.

Senior Notes — The Company maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers.  The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets.  The Note Purchase Agreement also requires the Company to maintain certain financial ratios.  The Company is in compliance with the applicable covenants as of March 31, 2010.

Swap Agreement — During 2008, the Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest base rate.  Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement and in conjunction with our credit spread, this will result in an all-in borrowing cost on the swapped principal being no more than 3.8% during the life of the swap agreement.  The Company did not apply hedge accounting to this swap.  In the three months ended March 31, 2010, a $0.7 million gain was recognized in the Other income, net line of our Condensed Consolidated Statements of Income.

Tax Increment Financing — As part of the acquisition of the soup and infant feeding business in 2006, the Company assumed the payments related to redevelopment bonds pursuant to a Tax Increment Financing Plan.  The Company has agreed to make certain payments with respect to the principal amount of the redevelopment bonds through May 2019.  As of March 31, 2010, $2.7 million remains outstanding.

11. Earnings Per Share

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

In March 2010, the Company issued 2,702,500 shares of common stock in connection with the acquisition of Sturm.  For the three months ended March 31, 2010, these shares have been included on a weighted average basis in basic shares outstanding.

Pursuant to certain employment agreements, the Company issued restricted stock and restricted stock units subject to service and market conditions.  The service conditions for the awards have been satisfied.

For vesting purposes, the market conditions for the restricted stock are measured on January 31 each year.  These awards will expire in June 2010 if the conditions for vesting are not met.  For the three months ended March 31, 2010, the market conditions were not met and these awards have been excluded from diluted earnings per share.  For the three months ended March 31, 2009, the market conditions were met and the awards were included in diluted earnings per share.

Subsequent to June 27, 2008 and pursuant to the employment agreements, the restricted stock units may vest on any date where the Company’s stock price exceeds $29.65 for a twenty trading day period.  During July 2009 the market conditions for these awards were satisfied and the awards vested.  These vested awards have been included in basic shares outstanding since that time.  For the three months ended March 31, 2009, the market conditions were not met and the awards were excluded from diluted earnings per share.

The Company’s performance unit awards contain both service and performance criteria.  These awards accrue over the performance periods and will be converted to stock or cash at the discretion of the compensation committee on the third anniversary of the grant date.  The Company intends to settle these awards in stock and has the shares available to do so.  For the three months ended March 31, 2010, the performance criteria for a portion of the awards were met and have been included in diluted earnings per share.  For the three months ended March 31, 2009, none of the performance criteria have been met and these awards were excluded from diluted earnings per share.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009
Weighted average common shares outstanding	33,552,646	31,546,788
Assumed exercise of stock options (1)	675,841	74,804
Assumed vesting of restricted stock, restricted stock units and performance units (1)	385,336	720,978
Weighted average diluted common shares outstanding	34,613,823	32,342,570

(1)
Incremental shares from stock options, restricted stock, restricted stock units, and performance units are computed by the treasury stock method.  Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share because they were anti-dilutive, were 94,539 for the three months ended March 31, 2010 and 1,839,194 for the three months ended March 31, 2009.

12. Stock-Based Compensation

Income before income taxes for the three month periods ended March 31, 2010 and 2009 includes share-based compensation expense of $3.4 million and $2.9 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.3 million and $1.1 million for the three month periods ended March 31, 2010 and 2009, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2010.  Options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date.  Options expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
Outstanding, December 31, 2009	2,292,744	107,773	$27.28	6.4	$27,792,212
Granted	—	—	$—	—	—
Forfeited	(2,901)	—	$27.27	—	—
Exercised	(55,549)	—	$27.00	—	—
Outstanding, March 31, 2010	2,234,294	107,773	$27.29	6.2	$38,833,734
Vested/expected to vest, at March 31, 2010	2,196,035	107,773	$27.32	6.2	$38,122,208
Exercisable, March 31, 2010	1,820,127	94,804	$27.83	5.8	$30,706,933

Compensation cost related to unvested options totaled $1.7 million at March 31, 2010 and will be recognized over the remaining vesting period of the grants, which averages 1.1 years.  The Company uses the Black-Scholes option pricing model to value its stock option awards; no stock options were issued during the three months ended March 31, 2010.  The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2010 was approximately $0.9 million.

In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards.  These awards are granted under our long-term incentive plan.  Employee restricted stock and restricted stock unit awards generally vest based on the passage of time.  These awards generally vest one-third on each anniversary of the grant date.  Director restricted stock units vest over thirteen months.  Certain directors have deferred receipt of their awards until their departure from the Board.  A complete description of restricted stock and restricted stock unit awards is presented in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The following table summarizes the restricted stock and restricted stock unit activity during the three months ended March 31, 2010:

		Weighted		Weighted		Weighted
	Employee	Average	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Outstanding, at December 31, 2009	1,202,319	$24.28	784,931	$26.16	45,400	$26.96
Granted	—	—	94,625	$44.54	—	—
Vested	(18,419)	$26.36	(701)	$26.28	—	—
Forfeited	(1,349)	$25.33	(4,032)	$26.99	—	—
Outstanding, at March 31, 2010	1,182,551	$24.24	874,823	$28.14	45,400	$26.96

Future compensation cost related to restricted stock and restricted stock units is approximately $15.7 million as of March 31, 2010, and will be recognized on a weighted average basis, over the next 1.9 years.  The grant date fair value of the awards granted in 2010 is equal to the Company’s closing stock price on the grant date.

Performance unit awards are granted to certain members of management.  These awards contain service and performance conditions.  For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures.  Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued.  Accrued units will be converted to stock or cash, at the discretion of the compensation committee on the third anniversary of the grant date.  The Company intends to settle these awards in stock and has the shares available to do so.  The following table summarizes the performance unit activity during the three months ended March 31, 2010:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
Unvested, at December 31, 2009	127,800	$26.15
Granted	1,225	$44.60
Vested	—	—
Forfeited	—	—
Unvested, at March 31, 2010	129,025	$26.32

Future compensation cost related to the performance units is estimated to be approximately $3.7 million as of March 31, 2010, and is expected to be recognized over the next 1.7 years.

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

Effective March 31, 2010, the Company negotiated the transfer of the postretirement union retiree medical plan at the Dixon production facility to the Central States multiemployer plan.  The Company transferred its liability to the multiemployer plan and no longer carries a liability for the accumulated benefit obligation of the employees covered under that plan resulting in a plan curtailment.  The curtailment resulted in a gain of $2.4 million, $1.4 million net of tax, which is included in Other operating (income) expense, net on the Condensed Consolidated Statements of Income.

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

Components of net periodic pension expense are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Service cost	$515	$490
Interest cost	551	524
Expected return on plan assets	(549)	(440)
Amortization of unrecognized net loss	124	149
Amortization of prior service costs	151	145
Net periodic pension cost	$792	$868

We had no contributions to the pension plans in the first three months of 2010.  We expect to contribute approximately $1.3 million in 2010.

Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Service cost	$54	$63
Interest cost	49	64
Amortization of prior service credit	(18)	(18)
Amortization of unrecognized net loss	(1)	5
Net periodic postretirement cost	$84	$114

We expect to contribute approximately $0.2 million to the postretirement health plans during 2010.

14. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income	$16,319	$12,732
Foreign currency translation adjustment	8,522	(4,479)
Amortization of pension and postretirement
prior service costs and net loss, net of tax	178	170
Curtailment of postretirement plan	862	—
Amortization of swap loss, net of tax	40	40
Comprehensive income	$25,921	$8,463

We expect to amortize $0.7 million of prior service costs and net loss, net of tax and $0.2 million of swap loss, net of tax from other comprehensive income into earnings during 2010.

15. Fair Value of Financial Instruments

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value.  Accounts payable are financial liabilities with carrying values that approximate fair value.  As of March 31, 2010, the outstanding balance of the Company’s variable rate debt (revolving credit facility) was $416.6 million, the fair value of which is estimated to be $399.2 million, using a present value technique and market based interest rates and credit spreads.  As of March 31, 2010, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $97.2 million based on a present value technique using market based interest rates and credit spreads.  The fair value of the Company’s 7.75% high yield notes due 2018, with an outstanding balance of $400.0 million as of March 31, 2010, was estimated at $415.0 million, based on quoted market prices.

The fair value of the Company’s interest rate swap agreement, as described in Notes 10 and 16, was a liability of approximately $4.2 million as of March 31, 2010.  The fair value of the swap was determined using Level 2 inputs, which are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.  The fair value is based on a market approach, comparing the fixed rate of 2.9% to the current and forward one month Libor rates throughout the term of the swap agreement.

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

The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows.  The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for certain Canadian raw material purchases that are denominated in U.S. dollars, thereby enabling the Company to manage its foreign currency exchange rate risk.  There were no foreign currency contracts issued or outstanding as of and for the three months ended March 31, 2010 and 2009.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets.

		Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009
Liability Derivatives:
Interest rate swap	Accounts payable and accrued expenses	$2,611	$3,327
Interest rate swap	Other long-term liabilities	$1,574	$1,550

The Company recognized a gain of $0.7 million and $28 thousand relating to the change in the fair value of its interest rate swap derivative for the three months ended March 31, 2010 and 2009, respectively.  This gain is recorded in the Other income, net line of our Condensed Consolidated Statements of Income.

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

18. Supplemental Cash Flow Information

Cash payments for interest were $5.2 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively.  Cash payments for income taxes were $7.5 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010 and 2009, the Company had accrued property, plant and equipment of approximately $2.4 million and $2.8 million, respectively.  The Company also accrued other intangible assets of $1.0 million at March 31, 2010.  Noncash financing activities for the three months ended March 31, 2010 include the gross issuance of 19,120 shares, and the repurchase of 6,709 shares to satisfy the minimum statutory withholding requirements associated with the lapse of restrictions on restricted stock and restricted stock unit awards.  The weighted average price of the issuance and repurchase of these shares for the three months ended March 31, 2010 was $43.94.

19. Foreign Currency

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets, with changes in fair value being recorded through the Condensed Consolidated Statements of Income, within Loss on foreign currency exchange.  The Company has an intercompany note denominated in Canadian dollars, which is eliminated during consolidation.  A portion of the note is considered to be permanent, with the remaining portion considered to be temporary.  Foreign currency fluctuations on the permanent portion are recorded through Accumulated other comprehensive loss, while foreign currency fluctuations on the temporary portion are recorded in the Company’s Condensed Consolidated Statements of Income, within Loss on foreign currency exchange.

The Company accrues interest on the intercompany note, which is also considered temporary.  Changes in the balance due to foreign currency fluctuations are also recorded in the Company’s Condensed Consolidated Statements of Income within Loss on foreign currency exchange.

For the three months ended March 31, 2010 and 2009, the Company recorded a loss of $0.1 million, and $2.1 million, respectively, related to foreign currency fluctuations, recorded in the loss on Foreign currency exchange line of the Condensed Consolidated Statement of Income.  For the three months ended March 31, 2010 and 2009, the Company recorded a gain of $8.5 million and a loss of $4.5 million, respectively, in Accumulated other comprehensive loss related to foreign currency fluctuations on the permanent portion of the note and translation of E.D. Smith financial statements from Canadian dollars to U.S. dollars.

20. Business and Geographic Information and Major Customers

The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis.  We have designated our reportable segments based on how management views our business.  We do not segregate assets between segments for internal reporting.  Therefore, asset-related information has not been presented.

We evaluate the performance of our segments based on net sales dollars, gross profit and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses).  The amounts in the following tables are obtained from reports used by our senior management team and do not include allocated income taxes.  Other expenses not allocated include warehouse start-up costs, unallocated selling and distribution expenses and corporate expenses which consist of general and administrative expenses, amortization expense, other operating (income) expense, interest expense, interest income, foreign currency exchange and other (income) expense.  The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2009 Consolidated Financial Statements contained in our Annual Report on Form 10-K.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$261,800	$230,682
Food Away From Home	73,427	66,753
Industrial and Export	61,897	57,961
Total	$397,124	$355,396
Direct operating income:
North American Retail Grocery	$42,122	$34,305
Food Away From Home	9,461	7,006
Industrial and Export	11,662	6,680
Total	63,245	47,991

Unallocated warehouse start-up costs (1)	—	(1,284)
Unallocated selling and distribution expenses	(1,263)	(776)
Unallocated corporate expense	(30,664)	(19,274)
Operating income	31,318	26,657
Other (expense) income	(6,714)	(6,446)
Income before income taxes	$24,604	$20,211

(1) Included in Cost of sales in the Condensed Consolidated Statements of Income.

Geographic Information — We had revenues to customers outside of the United States of approximately 13.4% and 12.7% of total consolidated net sales in the three months ended March 31, 2010 and 2009, respectively, with 12.6% and 11.9% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 16.5% and 15.4% of our consolidated net sales in the three months ended March 31, 2010 and 2009, respectively.  No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Products:
Non-dairy powdered creamer	$82,707	$86,055
Soup and infant feeding	76,146	78,998
Pickles	76,017	70,451
Salad dressing	51,305	44,135
Jams and other sauces	39,216	32,314
Aseptic	21,669	19,827
Mexican sauces	18,139	15,055
Powdered drinks	14,390	—
Hot cereals	9,405	—
Refrigerated	8,130	8,561
Total net sales	$397,124	$355,396

21.	Guarantor and Non-Guarantor Financial Information

On March 2, 2010, the Company issued 7.75% high yield notes due 2018, that are guaranteed by its wholly owned domestic subsidiaries (Guarantor Subsidiaries) in accordance with the applicable Indenture and fully, jointly, severally and unconditionally guarantee our payment obligations under the debt securities offered.  The notes are not guaranteed by the foreign subsidiaries of TreeHouse (Non-Guarantor Subsidiaries).  There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.  The following condensed consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse Foods, Inc., its Guarantor Subsidiaries, its Non-Guarantor Subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet
March 31, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$—	$846	$3,251	$—	$4,097
Accounts receivable, net	36	88,541	13,557	—	102,134
Inventories, net	—	263,124	36,200	—	299,324
Deferred income taxes	1,626	1,480	398	—	3,504
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	837	11,570	541	—	12,948
Total current assets	2,499	369,642	53,947	—	426,088
Property, plant and equipment, net	11,398	314,411	34,974	—	360,783
Goodwill	—	848,802	111,962	—	960,764
Investment in subsidiaries	1,759,438	127,486	—	(1,886,924)	—
Intercompany accounts receivable, net	15,213	107,887	(123,100)	—	—
Deferred income taxes	21,847	—	—	(21,847)	—
Identifiable intangible and other assets, net	27,662	311,573	86,108	—	425,343
Total assets	$1,838,057	$2,079,801	$163,891	$(1,908,771)	$2,172,978

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$15,529	$134,969	$19,669	$—	$170,167
Current portion of long-term debt	—	984	106	—	1,090
Deferred income taxes	—	642	—	—	642
Total current liabilities	15,529	136,595	19,775	—	171,899
Long-term debt	908,208	12,973	—	—	921,181
Deferred income taxes	6,733	148,858	16,588	(21,847)	150,332
Other long-term liabilities	9,865	21,937	42	—	31,844
Stockholders’ equity	897,722	1,759,438	127,486	(1,886,924)	897,722
Total liabilities and stockholders’ equity	$1,838,057	$2,079,801	$163,891	$(1,908,771)	$2,172,978

Condensed Supplemental Consolidating Balance Sheet
December 31, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$1	$8	$4,406	$—	$4,415
Accounts receivable, net	325	66,573	19,659	—	86,557
Inventories, net	—	229,185	35,748	—	264,933
Deferred income taxes	1,875	990	532	—	3,397
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	384	6,253	632	—	7,269
Total current assets	2,585	307,090	60,977	—	370,652
Property, plant and equipment, net	11,549	230,595	33,889	—	276,033
Goodwill	—	466,274	108,733	—	575,007
Investment in subsidiaries	1,054,776	94,804	—	(1,149,580)	—
Intercompany accounts receivable, net	87,643	65,683	(153,326)	—	—
Deferred income taxes	21,186	—	—	(21,186)	—
Identifiable intangible and other assets, net	14,328	65,156	83,252	—	162,736
Total assets	$1,192,067	$1,229,602	$133,525	$(1,170,766)	$1,384,428

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$31,458	$94,936	$22,425	$—	$148,819
Current portion of long-term debt	200	554	152	—	906
Total current liabilities	31,658	95,490	22,577	—	149,725
Long-term debt	390,037	11,603	—	—	401,640
Deferred income taxes	5,609	44,914	16,044	(21,186)	45,381
Other long-term liabilities	8,534	22,819	100	—	31,453
Stockholders’ equity	756,229	1,054,776	94,804	(1,149,580)	756,229
Total liabilities and stockholders’ equity	$1,192,067	$1,229,602	$133,525	$(1,170,766)	$1,384,428

Condensed Supplemental Consolidating Statement of Income
Three Months Ended March 31, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$345,951	$58,157	$(6,984)	$397,124
Cost of sales	—	266,642	48,688	(6,984)	308,346
Gross profit	—	79,309	9,469	—	88,778
Selling, general and administrative expense	15,869	33,840	5,565	—	55,274
Amortization	131	3,168	1,148	—	4,447
Other operating expense (income), net	—	(2,261)	—	—	(2,261)
Operating (loss) income	(16,000)	44,562	2,756	—	31,318
Interest expense (income), net	6,628	(3,161)	3,360	—	6,827
Other (income) expense, net	(691)	1,759	(1,181)	—	(113)
(Loss) income from continuing operations, before income taxes	(21,937)	45,964	577	—	24,604
Income taxes (benefit)	(7,812)	15,900	197	—	8,285
Equity in net income of subsidiaries	30,444	380	—	(30,824)	—
Net income (loss)	$16,319	$30,444	$380	$(30,824)	$16,319

Condensed Supplemental Consolidating Statement of Income
Three Months Ended March 31, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$301,968	$59,992	$(6,564)	$355,396
Cost of sales	—	242,601	47,648	(6,564)	283,685
Gross profit	—	59,367	12,344	—	71,711
Selling, general and administrative expense	6,887	29,170	5,497	—	41,554
Amortization	231	1,918	1,109	—	3,258
Other operating expense, net	—	242	—	—	242
Operating (loss) income	(7,118)	28,037	5,738	—	26,657
Interest expense (income), net	4,376	(3,158)	3,280	—	4,498
Other expense, net	(28)	648	1,328	—	1,948
(Loss) income from continuing operations, before income taxes	(11,466)	30,547	1,130	—	20,211
Income taxes (benefit)	(4,520)	11,772	227	—	7,479
Equity in net income of subsidiaries	19,678	903	—	(20,581)	—
Net income	$12,732	$19,678	$903	$(20,581)	$12,732

Condensed Supplemental Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(35,429)	$88,650	$891	$—	$54,112
Cash flows from investing activities:
Additions to property, plant and equipment	(15)	(5,397)	(1,134)	—	(6,546)
Additions to other intangible assets	(2,932)	—	(1,464)	—	(4,396)
Acquisition of business, net of cash acquired	(664,655)	—	—	—	(664,655)
Net cash used in investing activities	(667,602)	(5,397)	(2,598)	—	(675,597)
Cash flows from financing activities:
Proceeds from issuance of debt for acquisitions	400,000	—	—	—	400,000
Borrowings under revolving credit facility	237,700	—	—	—	237,700
Payments under revolving credit facility	(119,300)	—	—	—	(119,300)
Payments on capitalized lease obligations	—	(120)	(49)	—	(169)
Intercompany transfer	81,795	(82,295)	500	—	—
Proceeds from issuance of common stock, net of expenses	110,688	—	—	—	110,688
Payment of deferred financing costs	(9,296)	—	—	—	(9,296)
Excess tax benefits from stock-based payment arrangements	276	—	—	—	276
Cash used to net share settle equity awards	(297)	—	—	—	(297)
Proceeds from stock option exercises	1,464	—	—	—	1,464
Net cash provided by financing activities	703,030	(82,415)	451	—	621,066
Effect of exchange rate changes on cash and cash equivalents	—	—	101	—	101
Net decrease in cash and cash equivalents	(1)	838	(1,155)	—	(318)
Cash and cash equivalents, beginning of period	1	8	4,406	—	4,415
Cash and cash equivalents, end of period	$—	$846	$3,251	$—	$4,097

Condensed Supplemental Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(48,897)	$54,132	$3,591	$—	$8,826
Cash flows from investing activities:
Additions to property, plant and equipment	(39)	(12,855)	(1,049)	—	(13,943)
Proceeds from sale of fixed assets	—	—	12	—	12
Net cash used in investing activities	(39)	(12,855)	(1,037)	—	(13,931)
Cash flows from financing activities:
Borrowings under revolving credit facility	87,800	—	—	—	87,800
Payments under revolving credit facility	(83,200)	—	—	—	(83,200)
Payments on capitalized lease obligations	—	(53)	(39)	—	(92)
Intercompany transfer	44,223	(41,223)	(3,000)	—	—
Proceeds from stock option exercises	110	—	—	—	110
Net cash provided by financing activities	48,933	(41,276)	(3,039)	—	4,618
Effect of exchange rate changes on cash and cash equivalents	—	—	(52)	—	(52)
Net decrease in cash and cash equivalents	(3)	1	(537)	—	(539)
Cash and cash equivalents, beginning of period	12	7	2,668	—	2,687
Cash and cash equivalents, end of period	$9	$8	$2,131	$—	$2,148

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We believe we are the largest manufacturer of non-dairy powdered creamer and pickles in the United States, and the largest manufacturer of private label salad dressings in the United States and Canada, based upon total sales volumes.  We sell our products primarily to the retail grocery and foodservice channels.  For the three months ended March 31, 2010, sales to the retail grocery and foodservice channels represented 65.9% and 18.5%, respectively, of our consolidated net sales.  The remaining 15.6% represented industrial and export sales.  The majority of our sales are private label products.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three months ended March 31, 2010 and 2009.  Also discussed is our financial position, as of the end of those periods.  This should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our current operations consist of the following:

•
Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada.  These products include pickles, peppers, relishes, Mexican sauces, condensed and ready to serve soup, broths, gravies, jams, salad dressings, sauces, non-dairy powdered creamer, aseptic products, infant feeding products, powdered drinks and hot cereals.

•
Our Food Away From Home segment sells pickle products, non-dairy powdered creamers, Mexican sauces, aseptic, hot cereals and refrigerated products, and sauces to food service customers, including restaurant chains and food distribution companies, within the United States and Canada.

•
Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers.  Export sales are primarily to industrial customers outside of North America.

Current economic conditions continue to remain constrained.  During these times, the Company has focused its efforts not only on volume enhancements, but also on cost containment, pricing and margin improvement.  This strategy, along with the addition of Sturm, has resulted in direct operating income growth of 31.8% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Recent Developments

On March 2, 2010, we acquired all of the issued and outstanding stock of Sturm Foods, Inc. at a purchase price of $664.7 million in cash.  The transaction was financed with a high yield notes issuance of $400 million, Common stock issuance of 2.7 million shares at $43.00 per share and with the balance being funded by borrowings on our existing revolving credit facility.  We believe Sturm is the leading manufacturer of private label hot cereals and powdered drink mixes in the United States.  The acquisition of Sturm adds two categories to our dry grocery portfolio.  See Notes 3 and 10 to our Condensed Consolidated Financial Statements for additional information regarding the acquisition and related financing.

During the fourth quarter of 2009, the Company began the implementation of an Enterprise Resource Planning (“ERP”) system.  The Company will utilize a combination of internal and external resources and plans for certain modules to be completed during 2011 with final completion in 2012.  The Company expects cash flows from operations will be sufficient to fund the estimated project costs.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$397,124	100.0%	$355,396	100.0%
Cost of sales	308,346	77.6	283,685	79.8
Gross profit	88,778	22.4	71,711	20.2
Operating expenses:
Selling and distribution	26,796	6.8	25,781	7.3
General and administrative	28,478	7.2	15,773	4.4
Other operating (income) expense, net	(2,261)	(0.6)	242	0.1
Amortization expense	4,447	1.1	3,258	0.9
Total operating expenses	57,460	14.5	45,054	12.7
Operating income	31,318	7.9	26,657	7.5
Other (income) expense:
Interest expense	6,827	1.7	4,498	1.2
Loss on foreign currency exchange	100	—	2,060	0.6
Other income, net	(213)	—	(112)	—
Total other expense	6,714	1.7	6,446	1.8
Income before income taxes	24,604	6.2	20,211	5.7
Income taxes	8,285	2.1	7,479	2.1
Net income	$16,319	4.1%	$12,732	3.6%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales — First quarter net sales increased 11.7% to $397.1 million in 2010 compared to $355.4 million in the first quarter of 2009.  The increase is driven by the acquisition of Sturm in March 2010, volume increases in legacy businesses, and favorable foreign currency fluctuation.  Net sales by segment are shown in the following table:

	Three Months Ended March 31,
			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$261,800	$230,682	$31,118	13.5%
Food Away From Home	73,427	66,753	6,674	10.0%
Industrial and Export	61,897	57,961	3,936	6.8%
Total	$397,124	$355,396	$41,728	11.7%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers.  Cost of sales as a percentage of net sales was 77.6% in the first quarter of 2010 compared to 79.8% in 2009.  Decreases in the cost of raw materials, ingredients and packaging materials in the first quarter of 2010 compared to 2009 and favorable foreign currency rates have resulted in improvement in our consolidated gross margins, partially offset by lower margins of $2.8 million for Sturm due to a revaluation of beginning inventory value for purchase accounting.

Operating Expenses — Total operating expenses were $57.5 million during the first quarter of 2010 compared to $45.1 million in 2009.  The increase in 2010 resulted from the following:

Selling and distribution expenses increased $1.0 million or 3.9% in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the addition of Sturm.  Selling and distribution expenses as a percentage of total revenues decreased to 6.8% in 2010 from 7.3% in 2009, due to improved efficiencies on our outbound freight.

General and administrative expenses increased $12.7 million in the first quarter of 2010 compared to 2009.  The increase is primarily related to incremental general and administrative costs of Sturm of $1.1 million, Sturm acquisition costs of $6.5 million, insurance cost of $0.9 million and incentive and stock based compensation of $2.4 million.

Amortization expense increased $1.2 million in the first quarter of 2010 compared to the first quarter of 2009, due primarily to the additional intangible assets acquired in the Sturm acquisition.

Other operating income was $2.3 million in the first quarter of 2010 compared to operating expense of $0.2 million in the first quarter of 2009.  Income in 2010 was primarily related to the postretirement plan curtailment at our Dixon facility while expense in 2009 was related to the closure of our Portland, Oregon facility.

Interest Expense, net — Interest expense increased to $6.8 million in the first quarter of 2010, compared to $4.5 million in 2009 primarily due to an increase in debt resulting from the Sturm acquisition, partially offset by lower average interest rates on debt under our revolving credit facility.

Foreign Currency — The Company’s foreign currency loss was $0.1 million for the three months ended March 31, 2010 compared to a loss of $2.1 million in 2009, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Income Taxes — Income tax expense was recorded at an effective rate of 33.7% in the first quarter of 2010 compared to 37.0% in the prior year’s quarter.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  The higher tax rate in 2009 was due to a foreign exchange tax charge which was not incurred for the three months ended March 31, 2010.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 — Results by Segment

North American Retail Grocery —

	Three Months Ended March 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$261,800	100.0%	$230,682	100.0%
Cost of sales	200,169	76.5	177,352	76.9
Gross profit	61,631	23.5	53,330	23.1
Freight out and commissions	13,177	5.0	12,325	5.3
Direct selling and marketing	6,332	2.4	6,700	2.9
Direct operating income	$42,122	16.1%	$34,305	14.9%

Net sales in the North American Retail Grocery segment increased by $31.1 million, or 13.5% in the first quarter of 2010 compared to the first quarter of 2009.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$230,682
Volume	6,414	2.8%
Pricing	1,013	0.4
Acquisition	21,291	9.2
Foreign currency	7,082	3.1
Mix/other	(4,682)	(2.0)
2010 Net sales	$261,800	13.5%

The increase in net sales from 2009 to 2010 resulted from the acquisition of Sturm, foreign currency fluctuations, and higher unit sales.  Overall volume is higher in the first quarter of 2010 compared to that of 2009, primarily due to new customers and line extensions in the pickle, Mexican sauces and salad dressings product lines.  These increases were partially offset by declines in our soup and infant feeding products.

Cost of sales as a percentage of net sales decreased from 76.9% in the first quarter of 2009 to 76.5% in 2010 primarily due to net declines in raw material, ingredient and packaging costs.  Negatively impacting costs in 2010 is the revaluation of acquired inventories from the Sturm acquisition.

Freight out and commissions paid to independent sales brokers were $13.2 million in the first quarter of 2010 compared to $12.3 million in 2009, an increase of 6.9%, primarily due the addition of Sturm.

Direct selling and marketing expenses decreased $0.4 million, or 5.5% in the first quarter of 2010 compared to 2009.

Food Away From Home —

	Three Months Ended March 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$73,427	100.0%	$66,753	100.0%
Cost of sales	59,732	81.3	55,671	83.4
Gross profit	13,695	18.7	11,082	16.6
Freight out and commissions	2,430	3.3	2,528	3.8
Direct selling and marketing	1,804	2.5	1,548	2.3
Direct operating income	$9,461	12.9%	$7,006	10.5%

Net sales in the Food Away From Home segment increased by $6.7 million, or 10.0%, in the first quarter of 2010 compared to the prior year.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$66,753
Volume	1,497	2.2%
Pricing	1,639	2.4
Acquisition	1,236	1.9
Foreign currency	997	1.5
Mix/other	1,305	2.0
2010 Net sales	$73,427	10.0%

Net sales increased during the first quarter of 2010 compared to 2009 partially due to increased pricing and volume increases in salad dressings and the aseptic category, offset by a slight decrease in Mexican sauces.  Also, contributing to the increase in net sales is the addition of Sturm, which added 1.9% to revenue.

Cost of sales as a percentage of net sales decreased from 83.4% in the first quarter of 2009 to 81.3% in 2010, due to net declines in raw material, ingredient and packaging costs.

Freight out and commissions paid to independent sales brokers were $2.4 million in the first quarter of 2010 compared to $2.5 million in 2009, a decrease of 3.9%, primarily due to improved efficiencies on our outbound freight and higher levels of customer pickups.

Direct selling and marketing increased $0.3 million in the first quarter of 2010 compared to 2009.

Industrial and Export —

	Three Months Ended March 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$61,897	100.0%	$57,961	100.0%
Cost of sales	48,445	78.3	49,378	85.2
Gross profit	13,452	21.7	8,583	14.8
Freight out and commissions	1,361	2.2	1,513	2.6
Direct selling and marketing	429	0.7	390	0.7
Direct operating income	$11,662	18.8%	$6,680	11.5%

Net sales in the Industrial and Export segment increased $3.9 million or 6.8% in the first quarter of 2010 compared to the prior year.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$57,961
Volume	3,208	5.5%
Pricing	(3,437)	(5.9)
Acquisition	1,268	2.2
Foreign currency	388	0.7
Mix/other	2,509	4.3
2010 Net sales	$61,897	6.8%

The increase in net sales is primarily due to higher volumes, a favorable sales mix and the addition of the co-pack business of Sturm.  The volume and acquisition increases were partially offset by price decreases, as the underlying commodity cost decreases were passed through to customers.  Volume increased in powder, salad dressings and soup.

Cost of sales as a percentage of net sales decreased from 85.2% in the first quarter of 2009 to 78.3% in 2010 reflecting productivity improvements realized in the quarter and net declines in raw material, ingredient and packaging costs.

Freight out and commissions paid to independent sales brokers were $1.4 million in the first quarter of 2010 compared to $1.5 million in 2009, a decrease of 10.0%, due to improved efficiencies on our outbound freight and higher levels of customer pickups.

Direct selling and marketing was $0.4 million in the first quarter of 2010 and the first quarter of 2009.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.  The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis.  If additional borrowings are needed, approximately $174.6 million was available under the revolving credit facility as of March 31, 2010.  This facility expires in 2011.  We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows is summarized in the following tables:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:

Net income	$16,319	$12,732
Depreciation and amortization	14,117	11,448
Stock-based compensation	3,354	2,900
Loss on foreign currency exchange	1,281	732
Curtailment of postretirement benefit obligation	(2,357)	—
Deferred income taxes	2,254	3,612
Changes in operating assets and liabilities, net of acquisitions	20,021	(22,610)
Other	(877)	12
Net cash provided by operating activities	$54,112	$8,826

Our cash from operations increased from $8.8 million in the first three months of 2009 to $54.1 million in 2010 due to higher net income achieved in the first three months of 2010 plus a net decrease in working capital, net of acquisition, primarily due to reductions in receivables and inventories.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from investing activities:

Additions to property, plant and equipment	$(6,546)	$(13,943)
Additions to other intangible assets	(4,396)	—
Acquisition of business, net of cash acquired	(664,655)	—
Other	—	12
Net cash used in investing activities	$(675,597)	$(13,931)

In the first three months of 2010, cash used in investing activities increased by $661.7 million compared to 2009 primarily due to the acquisition of Sturm for $664.7 million.

We expect capital spending programs to be approximately $70.0 million in 2010.  Capital spending in 2010 will focus on food safety, quality, productivity improvements, installation of an ERP system and routine equipment upgrades or replacements at all of our production facilities.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from financing activities:

Proceeds from issuance of debt for acquisitions	$400,000	$—
Borrowings under revolving credit facility	237,700	87,800
Payments under revolving credit facility	(119,300)	(83,200)
Payments on capitalized lease obligations	(169)	(92)
Proceeds from issuance of common stock, net of expenses	110,688	—
Payment of deferred financing costs	(9,296)	—
Proceeds from stock option exercises	1,464	110
Other	(21)	—
Net cash provided by financing activities	$621,066	$4,618

Net cash flow from financing activities increased from $4.6 million in the first three months of 2009 to $621.1 million in 2010.  To finance the Sturm acquisition in the first quarter of 2010, we issued $400.0 million of new debt, common stock in the net amount of $110.7 million and borrowed a net $154.0 million under our revolving credit facility.  Cash provided by operation activities is used to pay down debt.  Net borrowings under the existing line of credit were reduced by the favorable operating cash flows.

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

Debt Obligations

At March 31, 2010, we had $416.6 million in borrowings outstanding under our revolving credit facility, 7.75% notes due 2018 of $400 million outstanding, senior notes of $100.0 million outstanding and $5.7 million of tax increment financing and other obligations.  In addition, at March 31, 2010, there were $8.8 million in letters of credit under the revolver that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $600 million of which $174.6 million was available at March 31, 2010.  Interest rates are tied to variable market rates which averaged 0.77% on debt outstanding as of March 31, 2010.

We are in compliance with the applicable debt covenants as of March 31, 2010.

See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

See Note 17 to our Condensed Consolidated Financial Statements and Note 20 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for more information about our commitments and contingent obligations.

In 2010, we expect cash interest to be approximately $50.0 million based on anticipated debt levels and cash income taxes are expected to be approximately $53.1 million.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to our critical accounting policies in the three months ended March 31, 2010.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make.  Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates and raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2009 as well as in our Current Reports on Form 8-K.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk, other than our interest rate swap agreement, as of March 31, 2010.  Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates.  Based on our outstanding debt balance of $416.6 million under our revolving credit facility at March 31, 2010, and adjusting for the $200 million fixed rate swap agreement, as of March 31, 2010, each 1% rise in our interest rate would increase our interest expense by approximately $2.2 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly.  We experienced decreases in certain costs such as oils, casein, sweeteners, metal caps, cans and lids and meat products in the three months ended March 31, 2010 compared to 2009.  Fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, have stabilized in the past year.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates.  Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.  For the three months ended March 31, 2010, the Company recognized a net foreign currency exchange gain of approximately $8.4 million, of which a gain of $8.5 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.1 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.  For the three months ended March 31, 2009 the Company recognized a loss of approximately $6.6 million, of which $ 4.5 million was recorded as a component of Accumulated other comprehensive loss and $2.1 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets.  For the three months ended March 31, 2010 and 2009 the Company had no foreign currency contracts.

Item 4. Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, these disclosure controls and procedures were effective.  We have excluded Sturm from our evaluation of disclosure controls and procedures, as of March 31, 2010, because Sturm was acquired by the Company during the first quarter of 2010.  Sturm’s net assets, total assets and net revenues represented 74%, 37% and, 6%, respectively, of the related Condensed Consolidated Financial Statement amounts as of and for the quarter ended March 31, 2010.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of income and of cash flows for the three month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 7, 2010

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Changes

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

May 7, 2010