Form 10-Q
period 2010-06-30
TreeHouse Foods, Inc.
filed 2010-08-06
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of July 30, 2010:  35,390,286.

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,447	$4,415
Receivables, net	107,354	86,557
Inventories, net	295,635	264,933
Deferred income taxes	3,645	3,397
Prepaid expenses and other current assets	23,496	7,269
Assets held for sale	4,081	4,081
Total current assets	437,658	370,652
Property, plant and equipment, net	357,292	276,033
Goodwill	953,384	575,007
Other intangible assets, net	400,464	153,569
Other assets, net	19,433	9,167
Total assets	$2,168,231	$1,384,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$181,357	$148,819
Current portion of long-term debt	1,046	906
Deferred income tax	642	—
Total current liabilities	183,045	149,725
Long-term debt	886,205	401,640
Deferred income taxes	160,776	45,381
Other long-term liabilities	35,753	31,453
Total liabilities	1,265,779	628,199
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000,000 shares authorized, 35,389,917 and 31,998,921 shares issued and outstanding, respectively	354	320
Additional paid-in capital	693,810	587,598
Retained earnings	233,233	195,262
Accumulated other comprehensive loss	(24,945)	(26,951)
Total stockholders’ equity	902,452	756,229
Total liabilities and stockholders’ equity	$2,168,231	$1,384,428

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net sales	$446,195	$372,605	$843,319	$728,001
Cost of sales	340,045	292,761	648,391	576,446
Gross profit	106,150	79,844	194,928	151,555
Operating expenses:
Selling and distribution	30,887	28,517	57,683	54,298
General and administrative	25,084	19,863	53,562	35,636
Other operating expense (income) net	2,019	183	(242)	425
Amortization expense	7,287	3,321	11,734	6,579
Total operating expenses	65,277	51,884	122,737	96,938
Operating income	40,873	27,960	72,191	54,617
Other expense (income):
Interest expense, net	11,779	4,821	18,606	9,319
Gain on foreign currency exchange	(2,170)	(3,864)	(2,070)	(1,804)
Other income, net	(993)	(1,153)	(1,206)	(1,265)
Total other expense (income)	8,616	(196)	15,330	6,250
Income before income taxes	32,257	28,156	56,861	48,367
Income taxes	10,605	9,731	18,890	17,210
Net income	$21,652	$18,425	$37,971	$31,157

Weighted average common shares:
Basic	34,814	31,616	34,465	31,586
Diluted	35,994	31,752	35,588	32,052
Net earnings per common share:
Basic	$.62	$.58	$1.10	$.99
Diluted	$.60	$.58	$1.07	$.97

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$37,971	$31,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,763	16,398
Amortization	11,734	6,579
Loss (gain) on foreign currency exchange	668	(2,146)
Mark to market adjustment on derivative contracts	(1,710)	(984)
Excess tax deficiency (benefits) from stock-based payment arrangements	440	(100)
Stock-based compensation	7,798	6,059
Loss on disposition of assets, net	1,720	380
Deferred income taxes	7,199	7,293
Curtailment of postretirement benefit obligation	(2,357)	—
Other	81	80
Changes in operating assets and liabilities, net of acquisitions:
Receivables	20,556	4,086
Inventories	16,875	(27,880)
Prepaid expenses and other assets	(11,898)	3,224
Accounts payable, accrued expenses and other liabilities	6,922	(29,117)
Net cash provided by operating activities	116,762	15,029
Cash flows from investing activities:
Additions to property, plant and equipment	(16,625)	(22,553)
Additions to other intangible assets	(6,614)	—
Acquisition of business, net of cash acquired	(664,655)	—
Proceeds from sale of fixed assets	—	24
Net cash used in investing activities	(687,894)	(22,529)
Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—
Borrowings under revolving credit facility	270,900	176,900
Payments under revolving credit facility	(187,100)	(170,000)
Payments on capitalized lease obligations	(587)	(421)
Proceeds from issuance of common stock, net of expenses	110,688	—
Payment of deferred financing costs	(10,783)	—
Proceeds from stock option exercises	3,074	137
Excess tax (deficiency) benefits from stock-based payment arrangements	(440)	100
Cash used to net share settle equity awards	(15,330)	(279)
Net cash provided by financing activities	570,422	6,437
Effect of exchange rate changes on cash and cash equivalents	(258)	473
Net decrease in cash and cash equivalents	(968)	(590)
Cash and cash equivalents, beginning of period	4,415	2,687
Cash and cash equivalents, end of period	$3,447	$2,097

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2010
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

3. Acquisition

On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a private label manufacturer of hot cereal and powdered soft drink mixes that serves retail and foodservice customers in the United States with annual sales of approximately $340 million.  The acquisition of Sturm has strengthened the Company’s presence in private label dry grocery categories.

The Company paid a cash purchase price of $664.7 million, before adjusting for a $5.2 million working capital adjustment to reduce the purchase price, for 100% of the issued and outstanding stock of Sturm.  The $5.2 million working capital adjustment is recorded in the Receivables, net line of our Condensed Consolidated Balance Sheets as of June 30, 2010.  The transaction was financed through the issuance of $400 million in high yield notes, the issuance of 2.7 million shares of Company common stock at $43.00 per share and borrowings under the Company’s credit facility.

The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition and are included in each of our segments.  Sturm contributed $101.3 million to net sales and $5.9 million in net income since the March 2, 2010 acquisition date through June 30, 2010.  At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values.  The Company’s purchase price allocation set forth below is preliminary and subject to tax and working capital adjustments that are expected to be completed in the second half of 2010.  Adjustments may impact the total purchase price, deferred taxes and goodwill.

(In thousands)
Receivables	$35,648
Inventory	47,525
Property plant and equipment	86,106
Customer relationships	229,000
Trade name	10,000
Formulas	5,000
Other intangible assets	5,835
Other assets	3,813
Goodwill	378,602
Total assets acquired	801,529

Accounts payable and accruals	(35,171)
Other long-term liabilities	(4,365)
Deferred taxes	(102,553)
Total liabilities acquired	(142,089)
Total purchase price	$659,440

The Company allocated $229 million to customer relationships that have an estimated life of twenty years.  The acquired trade name will be amortized over fifteen years.  Formulas have an estimated useful life of five years.  Other intangible assets consist of capitalized computer software that is being amortized over three years.  The Company increased the cost of acquired inventories by approximately $6.2 million, and expensed that amount as a component of cost of sales through the second quarter of 2010.  The Company has allocated $372.4 million of goodwill to the North American Retail Grocery segment and $6.2 million of goodwill to the Food Away From Home segment.  No goodwill is expected to be deductible for tax purposes.  Goodwill arises principally as a result of expansion opportunities, employed workforce, and the impact of Sturm’s first mover advantage.  The Company incurred approximately $5.4 million in acquisition related costs during the six months ended June 30, 2010.   These costs are included in the General and administrative expense line on the Condensed Consolidated Statements of Income.  In connection with the issuance of debt and equity to finance the acquisition, the Company incurred approximately $10.8 million in debt issue costs that were capitalized and are amortized over the term of the debt on a straight line basis, and are included as a component of interest expense.  The Company also incurred approximately $5.5 million of stock issuance costs, that reduced the proceeds and were recorded as a component of additional paid in capital.

The following pro forma summary presents the effect of the Sturm acquisition as though the business had been acquired as of January 1 of each period presented and is based upon unaudited financial information of the acquired entity and may not be indicative of actual results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net sales as reported	$446,195	$372,605	$843,319	$728,001
Net sales of purchased businesses, for the period prior to acquisition	—	80,711	64,905	171,700
Pro forma net sales	$446,195	$453,316	$908,224	$899,701
Net income, as reported	$21,652	$18,425	$37,971	$31,157
Net income of purchased businesses, for the period prior to acquisition	—	5,521	3,927	10,923
Pro forma net income	$21,652	$23,946	$41,898	$42,080
Basic earnings per common share:
As reported	$.62	$.58	$1.10	$.99
Effect of purchased businesses, for the period prior to acquisition	—	.12	.11	.24
Pro forma earnings per share - basic	$.62	$.70	$1.21	$1.23
Diluted earnings per common share
As reported	$.60	$.58	$1.07	$.97
Effect of purchased businesses for the period prior to acquisition	—	.12	.11	.24
Pro forma earnings per share - diluted	$.60	$.70	$1.18	$1.21

4. Income Taxes

Income tax expense was recorded at an effective rate of 32.9% and 33.2% for the three months and six months ended June 30, 2010, respectively, compared to 34.6% and 35.6% for the three and six months ended June 30, 2009, respectively.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Canadian acquisition.  The Company’s tax rate is lower in 2010 due to a lower state tax rate resulting from the acquisition of Sturm and an increased benefit for the deduction for domestic production activities.

As of June 30, 2010, the Company does not believe that the gross recorded unrecognized tax benefits will materially change within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S., Canada and various state jurisdictions.  E.D. Smith and its affiliates are subject to Canadian, U.S. and state tax examinations from 2005 forward.  During the quarter ended March 31, 2010, the Company settled with the Internal Revenue Service an audit related to its 2007 federal income tax return.  The audit resulted in a small refund to the Company.  During the second quarter of 2010, the Canada Revenue Agency (CRA) completed an income tax audit for E.D. Smith’s 2006 and 2007 income tax years.  The Company did not incur any material adjustments as a result of the tax audit.

5. Other Operating Expense (Income)

The Company had Other operating expenses of $2.0 million and income of $0.2 million for the three and six months ended June 30, 2010, respectively and expenses of $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively.  For the three months ended June 30, 2010, expenses consisted primarily of costs associated with the realignment of the infant feeding business.    For the six months ended June 30, 2010, expenses consisted of the costs associated with the realignment of the infant feeding business offset by a gain on a postretirement plan curtailment.  See Note 13.  For the six months ended June 30, 2009, expenses consisted of $0.6 million, relating to the closing of our Portland, Oregon plant offset by $0.2 million in rental income.

6. Inventories

	June 30,	December 31,
	2010	2009
	(In thousands)
Raw materials and supplies	$106,813	$86,223
Finished goods	208,851	197,539
LIFO reserve	(20,029)	(18,829)
Total	$295,635	$264,933

Approximately $70.9 million and $98.7 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2010 and December 31, 2009, respectively.

The increase in inventories from December 31, 2009 to June 30, 2010 is primarily due to the Sturm acquisition.  Excluding the effect of the Sturm acquisition, inventory levels decreased by $10.2 million.

7. Propert, Plant and Equipment

	June 30,	December 31,
	2010	2009
	(In thousands)
Land	$12,943	$11,335
Buildings and improvements	133,131	99,856
Machinery and equipment	364,983	310,265
Construction in progress	18,936	6,778
Total	529,993	428,234
Less accumulated depreciation	(172,701)	(152,201)
Property, plant and equipment, net	$357,292	$276,033

The increase in property, plant and equipment from December 31, 2009 to June 30, 2010 is primarily due to the Sturm acquisition.  Excluding the effect of the Sturm acquisition, property, plant and equipment decreased by $2.5 million.

8. Accounts Payable and Accrued Expenses
	June 30,	December 31,
	2010	2009
	(In thousands)
Accounts payable	$106,001	$81,967
Payroll and benefits	31,135	29,921
Interest and taxes	15,778	12,015
Health insurance, workers’ compensation and other insurance costs	5,551	4,837
Marketing expenses	8,130	10,558
Other accrued liabilities	14,762	9,521
Total	$181,357	$148,819

The increase in accounts payable from December 31, 2009 to June 30, 2010 is primarily due to the Sturm acquisition.  Excluding the effect of the Sturm acquisition, accounts payable and accrued expenses decreased from year end by $5.3 million.

9. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2009	$355,925	$85,500	$133,582	$575,007
Acquisition	376,296	6,232	—	382,528
Currency exchange adjustment	103	11	—	114
Purchase price adjustment	(4,201)	(64)	—	(4,265)
Balance at June 30, 2010	$728,123	$91,679	$133,582	$953,384

Purchase price adjustments are primarily related to working capital and tax adjustments for the Sturm acquisition.  The Company has not incurred any goodwill impairments since its inception.  The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$31,449	$—	$31,449	$31,422	$—	$31,422
Intangible assets with finite lives:
Customer-related	377,845	(44,799)	333,046	147,346	(35,400)	111,946
Non-compete agreement	1,000	(867)	133	2,620	(2,162)	458
Trademarks	20,010	(2,796)	17,214	10,010	(2,311)	7,699
Formulas/recipes	6,764	(1,265)	5,499	1,762	(761)	1,001
Computer software	16,506	(3,383)	13,123	3,363	(2,320)	1,043
Total	$453,574	$(53,110)	$400,464	$196,523	$(42,954)	$153,569

Amortization expense on intangible assets for the three months ended June 30, 2010 and 2009 was $7.3 million and $3.3 million, respectively, and $11.7 million and $6.6 million for the six months ended June 30, 2010 and 2009, respectively.  Estimated amortization expense on intangible assets for 2010 and the next four years is as follows:

(In thousands)
2010	$26,300
2011	$27,000
2012	$26,700
2013	$24,600
2014	$24,400

10. Long-Term Debt

	June 30,	December 31,
	2010	2009
	(In thousands)
Revolving credit facility	$382,000	$298,200
High yield notes	400,000	—
Senior notes	100,000	100,000
Tax increment financing and other	5,251	4,346
	887,251	402,546
Less current portion	(1,046)	(906)
Total long-term debt	$886,205	$401,640

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility with an aggregate commitment of $600 million, of which $209.2 million was available as of June 30, 2010, that expires August 31, 2011.  In addition, as of June 30, 2010, there were $8.8 million in letters of credit under the revolving credit facility that were issued but undrawn.  Our revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio.  The Company is in compliance with all applicable covenants as of June 30, 2010.  The Company’s average interest rate on debt outstanding under our revolving credit facility at June 30, 2010 was 1.10%.

High Yield Notes — On March 2, 2010, TreeHouse Foods, Inc. completed its offering of $400 million in aggregate principal amount of 7.75% high yield notes due 2018 (the “Notes”).  The net amount of the proceeds of $391.0 million ($400.0 million notes less underwriting discount of $9.0 million providing an effective interest rate of 8.03%) were used as partial payment in the acquisition of all of the issued and outstanding stock of Sturm.  The Company issued the Notes pursuant to an Indenture, dated March 2, 2010 (the “Base Indenture”), among the Company, the subsidiary guarantors party thereto (Bay Valley Foods, LLC and EDS Holdings, LLC, the “Initial Guarantors”) and Wells Fargo Bank, National Association, (Trustee), as supplemented by a First Supplemental Indenture, dated March 2, 2010 (the “First Supplemental Indenture”), among the Company, the Initial Guarantors and the Trustee.  In addition, on March 2, 2010, the Company entered into a Second Supplemental Indenture, dated March 2, 2010 (the “Second Supplemental Indenture” and together with the Base Indenture and the First Supplemental Indenture, the “Indenture”), pursuant to which Sturm (together with the Initial Guarantors, the “Guarantors”) became an additional guarantor of the Notes, with the same force and effect as if Sturm was initially named as a guarantor under the Indenture.

The Indenture provides, among other things, that the Notes will be senior unsecured obligations of the Company.  Interest is payable on the Notes on March 1 and September 1 of each year, beginning September 1, 2010.  The Notes will mature on March 1, 2018.

The Company may redeem some or all of the Notes at any time prior to March 1, 2014 at a price equal to 100% of the principal amount of the Notes redeemed, plus an applicable “make-whole” premium.  On or after March 1, 2014, the Company may redeem some or all of the Notes at redemption prices set forth in the First Supplemental Indenture.  In addition, at any time prior to March 1, 2013, the Company may redeem up to 35% of the Notes at a redemption price of 107.75% of the principal amount of the Notes redeemed with the net cash proceeds of certain equity offerings.

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

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) allow restrictions on the ability of certain of its subsidiaries to pay dividends or make other payments to the Company or the Guarantors, (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates and (viii) engage in certain sale and leaseback transactions.  The foregoing limitations are subject to exceptions as set forth in the First Supplemental Indenture.  In addition, if in the future the Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the Notes for so long as the Notes are rated investment grade by the two rating agencies.  The Company is in compliance with the applicable covenants as of June 30, 2010.

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

Senior Notes — The Company maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers.  The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets.  The Note Purchase Agreement also requires the Company to maintain certain financial ratios.  The Company is in compliance with the applicable covenants as of June 30, 2010.

Swap Agreement — During 2008, the Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest base rate.  Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement and in conjunction with our credit spread, this will result in an all-in borrowing cost on the swapped principal being no more than 3.8% during the life of the swap agreement.  The Company did not apply hedge accounting to this swap.  In the six months ended June 30, 2010, and 2009 a gain of $1.9 million and $1.2 million, respectively, was recognized in the Other income, net line of our Condensed Consolidated Statements of Income.

Tax Increment Financing — As part of the acquisition of the soup and infant feeding business in 2006, the Company assumed the payments related to redevelopment bonds pursuant to a Tax Increment Financing Plan.  The Company has agreed to make certain payments with respect to the principal amount of the redevelopment bonds through May 2019.  As of June 30, 2010, $2.5 million remains outstanding.

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

In March 2010, the Company issued 2,702,500 shares of common stock in connection with the acquisition of Sturm.  For the three and six months ended June 30, 2010, these shares have been included on a weighted average basis in basic shares outstanding.

With respect to awards issued to our founders in connection with the founding of the Company and pursuant to certain employment agreements, the Company issued restricted stock and restricted stock units that are subject to service and market conditions.  The restricted stock awards expired in June 2010 as the conditions for vesting were not met.  For the three and six months ended June 30, 2010, the market conditions were not met and these awards have been excluded from diluted earnings per share.  For the three months ended June 30, 2009, the market conditions were not met and the awards were excluded from diluted earnings per share.  For the six months ended June 30, 2009, the market conditions were met and these awards have been included in diluted earnings per share.  With respect to the restricted stock unit awards issued to our founders, the market conditions for these awards were satisfied in July 2009 and the awards vested.  These vested awards have been included in basic shares outstanding since that time.  For the three and six months ended June 30, 2009, the market conditions were not met and the awards were excluded from diluted earnings per share.

Beginning in June 2008, the Company issued performance unit awards that contain both service and performance criteria.  These awards accrue over the performance periods and will be converted to stock or cash at the discretion of the compensation committee on the third anniversary of the grant date.  The Company intends to settle these awards in stock using available shares.  For the three and six months ended June 30, 2010, and 2009, the performance criteria for a portion of the awards were met and have been included in diluted earnings per share.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	34,814,309	31,615,772	34,464,990	31,585,869
Assumed exercise of stock options (1)	736,908	95,162	708,713	84,983
Assumed vesting of restricted stock, restricted stock units and performance units (1)	442,374	41,082	414,768	381,030
Weighted average diluted common shares outstanding	35,993,591	31,752,016	35,588,471	32,051,882

(1)
Incremental shares from stock options, restricted stock, restricted stock units, and performance units are computed by the treasury stock method.  Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share because they were anti-dilutive, were 276,620 for the three and six months ended June 30, 2010 and 1,839,194 for the three and six months ended June 30, 2009.

12. Stock-Based Compensation

Income before income taxes for the three and six month periods ended June 30, 2010 and 2009 includes share-based compensation expense of $4.4 million, $7.8 million, $3.2 million and $6.1 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.7 million and $3.0 million for the three and six month periods ended June 30, 2010, respectively, and $1.2 million and $2.3 million for the three and six month periods ended June 30, 2009, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2010.  Options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date.  Options expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
Outstanding, December 31, 2009	2,292,744	107,773	$27.28	6.4	$27,792,212
Granted	130,550	—	$46.47	—	—
Forfeited	(3,801)	—	$26.84	—	—
Exercised	(113,051)	(12,977)	$27.38	—	—
Outstanding, June 30, 2010	2,306,442	94,796	$28.32	6.2	$41,740,984
Vested/expected to vest, at June 30, 2010	2,287,538	94,796	$28.29	6.1	$41,474,031
Exercisable, June 30, 2010	2,012,116	93,196	$27.51	5.8	$38,207,535

Compensation costs related to unvested options totaled $3.5 million at June 30, 2010 and will be recognized over the remaining vesting period of the grants, which averages 2.3 years.  The Company uses the Black-Scholes option pricing model to value its stock option awards.  The assumptions used to calculate the fair value of stock options issued in 2010 include the following:  expected volatility of 35%, expected term of six years, risk free rate of 3.87% and no dividends.  The average grant date fair value of stock options granted in the six months ended June 30, 2010 was $19.11.  The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2010 was approximately $2.3 million.

In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards.  These awards are granted under our long-term incentive plan.  Employee restricted stock and restricted stock unit awards generally vest based on the passage of time.  These awards generally vest one-third on each anniversary of the grant date.  Director restricted stock units vest over thirteen months.  Certain directors have deferred receipt of their awards until their departure from the Board.  A complete description of restricted stock and restricted stock unit awards is presented in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The following table summarizes the restricted stock and restricted stock unit activity during the six months ended June 30, 2010:

		Weighted		Weighted		Weighted
	Employee	Average	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Outstanding, at December 31, 2009	1,202,319	$24.28	784,931	$26.16	45,400	$26.96
Granted	—	—	241,195	$45.71	16,870	$46.47
Vested	(277,154)	$24.21	(615,907)	$25.56	—	—
Forfeited	(629,456)	$24.27	(5,764)	$29.03	—	—
Outstanding, at June 30, 2010	295,709	$24.35	404,455	$38.68	62,270	$32.24

Future compensation cost related to restricted stock and restricted stock units is approximately $19.8 million as of June 30, 2010, and will be recognized on a weighted average basis, over the next 2.0 years.  The grant date fair value of the awards granted in 2010 is equal to the Company’s closing stock price on the grant date.

Performance unit awards are granted to certain members of management.  These awards contain service and performance conditions.  For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures.  Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued.  Accrued units will be converted to stock or cash, at the discretion of the compensation committee on the third anniversary of the grant date.  The Company intends to settle these awards in stock and has the shares available to do so.  The following table summarizes the performance unit activity during the six months ended June 30, 2010:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
Unvested, at December 31, 2009	127,800	$26.15
Granted	37,185	$46.41
Vested	—	—
Forfeited	—	—
Unvested, at June 30, 2010	164,985	$30.71

Future compensation cost related to the performance units is estimated to be approximately $4.3 million as of June 30, 2010, and is expected to be recognized over the next 1.7 years.

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

Effective March 31, 2010, the Company negotiated the transfer of the postretirement union retiree medical plan at the Dixon production facility to the Central States multiemployer plan.  The Company transferred its liability to the multiemployer plan and no longer carries a liability for the accumulated benefit obligation of the employees covered under that plan, resulting in a plan curtailment.  The curtailment resulted in a gain of $2.4 million, $1.4 million net of tax, which is included in Other operating (income) expense, net on the Condensed Consolidated Statements of Income.

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

Components of net periodic pension expense are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$515	$490	$1,030	$980
Interest cost	551	524	1,102	1,048
Expected return on plan assets	(549)	(440)	(1,098)	(880)
Amortization of unrecognized net loss	124	149	248	298
Amortization of prior service costs	151	145	302	290
Net periodic pension cost	$792	$868	$1,584	$1,736

We contributed $0.4 million to the pension plans in the first six months of 2010.  We expect to contribute approximately $1.3 million in 2010.

Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$12	$63	$66	$126
Interest cost	35	64	84	128
Amortization of prior service credit	(18)	(18)	(36)	(36)
Amortization of unrecognized net loss	(10)	5	(11)	10
Net periodic postretirement cost	$19	$114	$103	$228

We expect to contribute approximately $0.2 million to the postretirement health plans during 2010.

14. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$21,652	$18,425	$37,971	$31,157
Foreign currency translation adjustment	(7,773)	16,522	749	12,043
Amortization of pension and postretirement
prior service costs and net loss, net of tax	137	171	315	341
Curtailment of postretirement plan	—	—	862	—
Amortization of swap loss, net of tax	40	41	80	81
Other	—	5	—	5
Comprehensive income	$14,056	$35,164	$39,977	$43,627

We expect to amortize $0.6 million of prior service costs and net loss, net of tax and $0.2 million of swap loss, net of tax from other comprehensive income into earnings during 2010.

15. Fair Value of Financial Instruments

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value.  Accounts payable are financial liabilities with carrying values that approximate fair value.  As of June 30, 2010, the outstanding balance of the Company’s variable rate debt (revolving credit facility) was $382.0 million, the fair value of which is estimated to be $373.2 million, using a present value technique and market based interest rates and credit spreads.  As of June 30, 2010, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $102.7 million based on a present value technique using market based interest rates and credit spreads.  The fair value of the Company’s 7.75% high yield notes due 2018, with an outstanding balance of $400.0 million as of June 30, 2010, was estimated at $413.0 million, based on quoted market prices.

The fair value of the Company’s interest rate swap agreement, as described in Notes 10 and 16, was a liability of approximately $3.0       million as of June 30, 2010.  The fair value of the swap was determined using Level 2 inputs, which are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.  The fair value is based on a market approach, comparing the fixed rate of 2.9% to the current and forward one month Libor rates throughout the term of the swap agreement.

The fair value of the Company’s commodity contract as described in Note 16 was a liability of approximately $0.2 million as of June 30, 2010.  The fair value of the commodity contract was determined using Level 1 inputs.

16. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations.  Derivative instruments are used on occasion to manage interest rate, foreign currency and commodity input cost risks.

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

The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows.  The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for certain Canadian raw material purchases that are denominated in U.S. dollars, thereby enabling the Company to manage its foreign currency exchange rate risk.  There were no foreign currency contracts issued or outstanding as of and for the six months ended June 30, 2010 and 2009.

During the second quarter of 2010, the Company entered into a commodity swap contract for 5.4 million pounds of High Density Polyethylene (“HDPE”) to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials.  The objective in using this swap is to establish a fixed commodity cost over the term of the contract.  The trade date was June 3, 2010, with an effective date of July 1, 2010 and an expiration date of December 31, 2011.  The Company will settle 0.3 million pounds on a monthly basis over the term of the contract.  The Company did not apply hedge accounting to the commodity swap, and it is recorded at fair value on the Company’s Condensed Consolidated Balance Sheets.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets.

Fair Value
	Balance Sheet Location	June 30, 2010	December 31, 2009
Liability Derivatives:		(In thousands)
Interest rate swap	Accounts payable and accrued expenses	$ 1,582	$ 3,327
Commodity contract	Accounts payable and accrued expenses	144	—
		$ 1,726	$ 3,327

Interest rate swap	Other long-term liabilities	$ 1,369	$ 1,550
Commodity contract	Other long-term liabilities	72	—
		$ 1,441	$ 1,550

The Company recognized a gain of $1.0 million and $1.7 million relating to the change in the fair value of its interest rate swap and commodity contract derivatives for the three and six months ended June 30, 2010, respectively, compared to a gain of $1.2 million and $1.2 million in the three and six months ended June 30, 2009.  This gain is recorded in the Other income, net line of our Condensed Consolidated Statements of Income.

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

18. Supplemental Cash Flow Information

Cash payments for interest were $7.8 million and $9.4 million for the six months ended June 30, 2010 and 2009, respectively.  Cash payments for income taxes were $23.0 million and $9.0 million for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010 and 2009, the Company had accrued property, plant and equipment of approximately $3.6 million and $2.4 million, respectively.  The Company also accrued other intangible assets of $2.2 million at June 30, 2010.  For the six months ended June 30, 2009, the Company entered into capital leases of approximately $1.3 million.  There were no new capital leases in the first six months of 2010.  As of June 30, 2010, the Company recorded a receivable of $5.2 million for a working capital adjustment to the purchase price of Sturm.  As this adjustment is a noncash item, we have excluded it from the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010.  Noncash financing activities for the six months ended June 30, 2010 and 2009 include the vesting of 890,488 shares and 268,113 shares, respectively, of restricted stock and restricted stock units, where shares were withheld to satisfy the minimum statutory tax withholding requirements.

19. Foreign Currency

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets, with changes in fair value being recorded through the Condensed Consolidated Statements of Income, within Loss on foreign currency exchange.  In May 2009, the Company entered into three foreign currency contracts for the purchase of $5.0 million U.S. dollars.  The Contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary.  These contracts expired by the end of September 2009.  The Company did not enter into any foreign currency contracts in the first six months of 2010.  The Company has an intercompany note denominated in Canadian dollars, which is eliminated during consolidation.  A portion of the note is considered to be permanent, with the remaining portion considered to be temporary.  Foreign currency fluctuations on the permanent portion are recorded through Accumulated other comprehensive loss, while foreign currency fluctuations on the temporary portion are recorded in the Company’s Condensed Consolidated Statements of Income, within Loss on foreign currency exchange.

The Company accrues interest on the intercompany note, which is also considered temporary.  Changes in the balance due to foreign currency fluctuations are also recorded in the Company’s Condensed Consolidated Statements of Income within Loss on foreign currency exchange.

For the three and six months ended June 30, 2010 and 2009, the Company recorded a gain of $2.2 million, $2.1 million, $3.9 million and $1.8 million, respectively, related to foreign currency fluctuations, recorded in the Gain on foreign currency exchange line of the Condensed Consolidated Statement of Income.  For the three and six months ended June 30, 2010 and 2009, the Company recorded a loss of $7.8 million, and gains of $0.7 million, $16.5 million and $12.0 million, respectively, in Accumulated other comprehensive loss related to foreign currency fluctuations on the permanent portion of the note and translation of E.D. Smith financial statements from Canadian dollars to U.S. dollars.

20. Business and Geographic Information and Major Customers

The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis.  The Company has designated our reportable segments based on how management views our business.  The Company does not segregate assets between segments for internal reporting.  Therefore, asset-related information has not been presented.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$307,526	$235,853	$569,105	$466,535
Food Away From Home	80,269	75,029	153,747	141,782
Industrial and Export	58,400	61,723	120,467	119,684
Total	$446,195	$372,605	$843,319	$728,001
Direct operating income:
North American Retail Grocery	$52,218	$35,928	$94,119	$70,233
Food Away From Home	12,608	8,097	22,120	15,103
Industrial and Export	11,158	9,930	22,990	16,610
Total	75,984	53,955	139,229	101,946

Unallocated warehouse start-up costs (1)	—	(1,766)	—	(3,050)
Unallocated selling and distribution expenses	(721)	(863)	(1,984)	(1,639)
Unallocated corporate expense	(34,390)	(23,366)	(65,054)	(42,640)
Operating income	40,873	27,960	72,191	54,617
Other (expense) income	(8,616)	196	(15,330)	(6,250)
Income before income taxes	$32,257	$28,156	$56,861	$48,367

(1) Included in Cost of sales in the Condensed Consolidated Statements of Income.

Geographic Information — We had revenues to customers outside of the United States of approximately 13.9% and 13.4% of total consolidated net sales in the six months ended June 30, 2010 and 2009, respectively, with 13.1% and 12.7% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 17.8% and 14.3% of our consolidated net sales in the six months ended June 30, 2010 and 2009, respectively.  No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Products:
Pickles	$93,671	$87,653	$169,688	$158,104
Non-dairy powdered creamer	66,445	74,554	149,152	160,609
Soup and infant feeding	58,855	68,003	135,001	147,001
Salad dressing	59,517	55,628	110,822	99,763
Jams and other sauces	41,326	38,983	80,542	71,297
Powdered drinks	51,990	—	66,380	—
Aseptic products	21,527	20,843	43,196	40,670
Mexican sauces	19,229	17,769	37,368	32,824
Hot cereals	25,516	—	34,921	—
Refrigerated products	8,119	9,172	16,249	17,733
Total net sales	$446,195	$372,605	$843,319	$728,001

21.	Guarantor and Non-Guarantor Financial Information

On March 2, 2010, the Company issued 7.75% high yield notes due 2018, that are guaranteed by its wholly owned domestic subsidiaries (Guarantor Subsidiaries) in accordance with the applicable Indenture and fully, jointly, severally and unconditionally guarantee our payment obligations under the debt securities offered.  The notes are not guaranteed by the foreign subsidiaries of TreeHouse (Non-Guarantor Subsidiaries).  There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.  The following condensed consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse Foods, Inc., its Guarantor Subsidiaries, its Non-Guarantor Subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet
June 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$—	$942	$2,505	$—	$3,447
Receivables, net	4,169	90,511	12,674	—	107,354
Inventories, net	—	260,944	34,691	—	295,635
Deferred income taxes	1,127	2,148	370	—	3,645
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	530	22,447	519	—	23,496
Total current assets	5,826	381,073	50,759	—	437,658
Property, plant and equipment, net	11,232	311,087	34,973	—	357,292
Goodwill	—	844,876	108,508	—	953,384
Investment in subsidiaries	1,121,891	127,425	—	(1,249,316)	—
Intercompany accounts receivable, net	639,555	(528,058)	(111,497)	—	—
Deferred income taxes	12,257	—	—	(12,257)	—
Identifiable intangible and other assets, net	31,155	306,179	82,563	—	419,897
Total assets	$1,821,916	$1,442,582	$165,306	$(1,261,573)	$2,168,231

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$26,965	$132,668	$21,724	$—	$181,357
Current portion of long-term debt	—	992	54	—	1,046
Deferred income taxes	—	642	—	—	642
Total current liabilities	26,965	134,302	21,778	—	183,045
Long-term debt	873,230	12,975	—	—	886,205
Deferred income taxes	8,947	147,993	16,093	(12,257)	160,776
Other long-term liabilities	10,322	25,421	10	—	35,753
Stockholders’ equity	902,452	1,121,891	127,425	(1,249,316)	902,452
Total liabilities and stockholders’ equity	$1,821,916	$1,442,582	$165,306	$(1,261,573)	$2,168,231

Condensed Supplemental Consolidating Balance Sheet
December 31, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$1	$8	$4,406	$—	$4,415
Receivables, net	325	66,573	19,659	—	86,557
Inventories, net	—	229,185	35,748	—	264,933
Deferred income taxes	1,875	990	532	—	3,397
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	384	6,253	632	—	7,269
Total current assets	2,585	307,090	60,977	—	370,652
Property, plant and equipment, net	11,549	230,595	33,889	—	276,033
Goodwill	—	466,274	108,733	—	575,007
Investment in subsidiaries	1,054,776	94,804	—	(1,149,580)	—
Intercompany accounts receivable, net	87,643	65,683	(153,326)	—	—
Deferred income taxes	21,186	—	—	(21,186)	—
Identifiable intangible and other assets, net	14,328	65,156	83,252	—	162,736
Total assets	$1,192,067	$1,229,602	$133,525	$(1,170,766)	$1,384,428

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$31,458	$94,936	$22,425	$—	$148,819
Current portion of long-term debt	200	554	152	—	906
Total current liabilities	31,658	95,490	22,577	—	149,725
Long-term debt	390,037	11,603	—	—	401,640
Deferred income taxes	5,609	44,914	16,044	(21,186)	45,381
Other long-term liabilities	8,534	22,819	100	—	31,453
Stockholders’ equity	756,229	1,054,776	94,804	(1,149,580)	756,229
Total liabilities and stockholders’ equity	$1,192,067	$1,229,602	$133,525	$(1,170,766)	$1,384,428

Condensed Supplemental Consolidating Statement of Income
Three Months Ended June 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$388,850	$64,812	$(7,467)	$446,195
Cost of sales	—	297,191	50,321	(7,467)	340,045
Gross profit	—	91,659	14,491	—	106,150
Selling, general and administrative expense	9,911	39,813	6,247	—	55,971
Amortization	132	5,976	1,179	—	7,287
Other operating expense, net	—	2,019	—	—	2,019
Operating (loss) income	(10,043)	43,851	7,065	—	40,873
Interest expense (income), net	11,710	(3,366)	3,435	—	11,779
Other income, net	(1,235)	(371)	(1,557)	—	(3,163)
(Loss) income from continuing operations, before income taxes	(20,518)	47,588	5,187	—	32,257
Income taxes (benefit)	(7,420)	16,455	1,570	—	10,605
Equity in net income of subsidiaries	34,750	3,617	—	(38,367)	—
Net income (loss)	$21,652	$34,750	$3,617	$(38,367)	$21,652

Condensed Supplemental Consolidating Statement of Income
Three Months Ended June 30, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$318,938	$66,852	$(13,185)	$372,605
Cost of sales	—	247,947	57,999	(13,185)	292,761
Gross profit	—	70,991	8,853	—	79,844
Selling, general and administrative expense	8,630	33,690	6,060	—	48,380
Amortization	232	1,916	1,173	—	3,321
Other operating expense, net	—	183	—	—	183
Operating (loss) income	(8,862)	35,202	1,620	—	27,960
Interest expense (income), net	4,698	(3,303)	3,426	—	4,821
Other income, net	(1,178)	(2,853)	(986)	—	(5,017)
(Loss) income from continuing operations, before income taxes	(12,382)	41,358	(820)	—	28,156
Income taxes (benefit)	(6,798)	16,464	65	—	9,731
Equity in net income (loss) of subsidiaries	24,009	(885)	—	(23,124)	—
Net income (loss)	$18,425	$24,009	$(885)	$(23,124)	$18,425

Condensed Supplemental Consolidating Statement of Income
Six Months Ended June 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$734,801	$122,969	$(14,451)	$843,319
Cost of sales	—	563,833	99,009	(14,451)	648,391
Gross profit	—	170,968	23,960	—	194,928
Selling, general and administrative expense	25,780	73,653	11,812	—	111,245
Amortization	263	9,144	2,327	—	11,734
Other operating income, net	—	(242)	—	—	(242)
Operating (loss) income	(26,043)	88,413	9,821	—	72,191
Interest expense (income), net	18,338	(6,527)	6,795	—	18,606
Other (income) expense, net	(1,926)	1,388	(2,738)	—	(3,276)
(Loss) income from continuing operations, before income taxes	(42,455)	93,552	5,764	—	56,861
Income taxes (benefit)	(15,232)	32,355	1,767	—	18,890
Equity in net income of subsidiaries	65,194	3,997	—	(69,191)	—
Net income (loss)	$37,971	$65,194	$3,997	$(69,191)	$37,971

Condensed Supplemental Consolidating Statement of Income
Six Months Ended June 30, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$620,906	$126,844	$(19,749)	$728,001
Cost of sales	—	490,548	105,647	(19,749)	576,446
Gross profit	—	130,358	21,197	—	151,555
Selling, general and administrative expense	15,517	62,860	11,557	—	89,934
Amortization	463	3,834	2,282	—	6,579
Other operating expense, net	—	425	—	—	425
Operating (loss) income	(15,980)	63,239	7,358	—	54,617
Interest expense (income), net	9,074	(6,461)	6,706	—	9,319
Other (income) expense, net	(1,206)	(2,205)	342	—	(3,069)
(Loss) income from continuing operations, before income taxes	(23,848)	71,905	310	—	48,367
Income taxes (benefit)	(11,318)	28,236	292	—	17,210
Equity in net income of subsidiaries	43,687	18	—	(43,705)	—
Net income	$31,157	$43,687	$18	$(43,705)	$31,157

Condensed Supplemental Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(16,357)	$129,783	$3,336	$—	$116,762
Cash flows from investing activities:
Additions to property, plant and equipment	(17)	(13,192)	(3,416)	—	(16,625)
Additions to other intangible assets	(5,135)	(15)	(1,464)	—	(6,614)
Acquisition of business, net of cash acquired	—	(664,655)	—	—	(664,655)
Net cash used in investing activities	(5,152)	(677,862)	(4,880)	—	(687,894)
Cash flows from financing activities:
Proceeds from issuance of debt for acquisitions	400,000	—	—	—	400,000
Borrowings under revolving credit facility	270,900	—	—	—	270,900
Payments under revolving credit facility	(187,100)	—	—	—	(187,100)
Payments on capitalized lease obligations	—	(488)	(99)	—	(587)
Intercompany transfer	(549,501)	549,501	—	—	—
Proceeds from issuance of common stock, net of expenses	110,688	—	—	—	110,688
Payment of deferred financing costs	(10,783)	—	—	—	(10,783)
Excess tax (deficiency) benefits from stock-based payment arrangements	(440)	—	—	—	(440)
Cash used to net share settle equity awards	(15,330)	—	—	—	(15,330)
Proceeds from stock option exercises	3,074	—	—	—	3,074
Net cash provided by financing activities	21,508	549,013	(99)	—	570,422
Effect of exchange rate changes on cash and cash equivalents	—	—	(258)	—	(258)
Net decrease in cash and cash equivalents	(1)	934	(1,901)	—	(968)
Cash and cash equivalents, beginning of period	1	8	4,406	—	4,415
Cash and cash equivalents, end of period	$—	$942	$2,505	$—	$3,447

Condensed Supplemental Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(66,993)	$74,139	$7,883	$—	$15,029
Cash flows from investing activities:
Additions to property, plant and equipment	(39)	(21,145)	(1,369)	—	(22,553)
Proceeds from sale of fixed assets	—	12	12	—	24
Net cash used in investing activities	(39)	(21,133)	(1,357)	—	(22,529)
Cash flows from financing activities:
Borrowings under revolving credit facility	176,900	—	—	—	176,900
Payments under revolving credit facility	(170,000)	—	—	—	(170,000)
Payments on capitalized lease obligations	—	(340)	(81)	—	(421)
Intercompany transfer	60,167	(52,667)	(7,500)	—	—
Proceeds from stock option exercises	137	—	—	—	137
Excess tax benefits from stock based payment arrangements	100	—	—	—	100
Cash used to net share settle equity awards	(279)	—	—	—	(279)
Net cash provided by financing activities	67,025	(53,007)	(7,581)	—	6,437
Effect of exchange rate changes on cash and cash equivalents	—	—	473	—	473
Net decrease in cash and cash equivalents	(7)	(1)	(582)	—	(590)
Cash and cash equivalents, beginning of period	12	7	2,668	—	2,687
Cash and cash equivalents, end of period	$5	$6	$2,086	$—	$2,097

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We believe we are the largest manufacturer of non-dairy powdered creamer and pickles in the United States, and the largest manufacturer of private label salad dressings in the United States and Canada, based upon total sales volumes.  We sell our products primarily to the retail grocery and foodservice channels.  For the six months ended June 30, 2010, sales to the retail grocery and foodservice channels represented 67.5% and 18.2%, respectively, of our consolidated net sales.  The remaining 14.3% represented industrial and export sales.  The majority of our sales are private label products.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and six months ended June 30, 2010 and 2009.  Also discussed is our financial position, as of the end of those periods.  This should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

•
Our Food Away From Home segment sells pickle products, non-dairy powdered creamers, Mexican sauces, aseptic products, hot cereals and refrigerated products, and sauces to food service customers, including restaurant chains and food distribution companies, within the United States and Canada.

•
Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers.  Export sales are primarily to industrial customers outside North America.

Current economic conditions remain constrained and the Company has continued to focus its efforts on volume, cost containment and margin improvement.  This strategy, along with the addition of Sturm, has resulted in direct operating income growth of 40.8% and 36.6% for the three and six months ended June 30, 2010, when compared to the three and six months ended June 30, 2009.

Recent Developments

During the second quarter of 2010, the Company recorded a charge of $4.6 million, to better align the cost structure of the infant feeding business with its volume.  This charge includes $2.7 million primarily related to excess inventory included in the Gross profit line of the Condensed Consolidated Statements of Income and $1.9 million related to fixed assets write-down and severance costs included in the Other operating expense (income), net line of the Condensed Consolidated Statements of Income.

In connection with the formation of the Company, the Board of Directors of the Company adopted a stockholder rights plan that became effective June 27, 2005.  The plan had a life of five years.  The stockholder rights plan expired on June 27, 2010 and was not renewed.

On March 2, 2010, we acquired all the issued and outstanding stock of Sturm Foods, Inc. at a purchase price of $659.4 million in cash.  The transaction was financed with a high yield notes issuance of $400 million and common stock issuance of 2.7 million shares at $43.00 per share, with the balance being funded by borrowings on our revolving credit facility.  We believe Sturm is the leading manufacturer of private label hot cereals and powdered drink mixes in the United States.  The acquisition of Sturm adds two categories to our dry grocery portfolio.  See Notes 3 and 10 to our Condensed Consolidated Financial Statements for additional information regarding the acquisition and related financing.

During the fourth quarter of 2009, the Company began the implementation of an Enterprise Resource Planning (“ERP”) system.  The Company will utilize a combination of internal and external resources and plans for certain modules to be implemented during 2011 with final completion in 2012.  The Company expects cash flows from operations will be sufficient to fund the estimated project costs.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$446,195	100.0%	$372,605	100.0%	$843,319	100.0%	$728,001	100.0%
Cost of sales	340,045	76.2	292,761	78.6	648,391	76.9	576,446	79.2
Gross profit	106,150	23.8	79,844	21.4	194,928	23.1	151,555	20.8
Operating expenses:
Selling and distribution	30,887	6.9	28,517	7.7	57,683	6.8	54,298	7.5
General and administrative	25,084	5.6	19,863	5.3	53,562	6.3	35,636	4.9
Other operating expenses (income), net	2,019	0.5	183	—	(242)	—	425	—
Amortization expense	7,287	1.7	3,321	0.9	11,734	1.4	6,579	0.9
Total operating expenses	65,277	14.7	51,884	13.9	122,737	14.5	96,938	13.3
Operating income	40,873	9.1	27,960	7.5	72,191	8.6	54,617	7.5
Other expenses (income):
Interest expense, net	11,779	2.6	4,821	1.3	18,606	2.2	9,319	1.3
Gain on foreign currency exchange	(2,170)	(0.5)	(3,864)	(1.0)	(2,070)	(0.2)	(1,804)	(0.2)
Other income, net	(993)	(0.2)	(1,153)	(0.3)	(1,206)	(0.1)	(1,265)	(0.2)
Total other expense	8,616	1.9	(196)	—	15,330	1.9	6,250	0.9
Income before income taxes	32,257	7.2	28,156	7.5	56,861	6.7	48,367	6.6
Income taxes	10,605	2.4	9,731	2.6	18,890	2.2	17,210	2.3
Net income	$21,652	4.8%	$18,425	4.9%	$37,971	4.5%	$31,157	4.3%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Sales — Second quarter net sales increased 19.8% to $446.2 million in 2010 compared to $372.6 million in the second quarter of 2009.  The increase is driven by the acquisition of Sturm in March 2010 and favorable foreign currency exchange rates between the U.S. and Canadian dollar, partially offset by volume and price decreases in legacy businesses.  Net sales by segment are shown in the following table:

	Three Months Ended June 30,
			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$307,526	$235,853	$71,673	30.4%
Food Away From Home	80,269	75,029	5,240	7.0%
Industrial and Export	58,400	61,723	(3,323)	(5.4)%
Total	$446,195	$372,605	$73,590	19.8%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers.  Cost of sales as a percentage of net sales was 76.2% in the second quarter of 2010 compared to 78.6% in 2009.  Contributing to the reduction in cost of sales, as a percent of net sales, is the Company’s focus on purchasing savings and packaging efficiencies.  The underlying commodity cost of input and packaging supplies is beginning to trend higher.  Decreases in the cost of raw materials and ingredients offset by slight increases in packaging materials in the second quarter of 2010 compared to 2009 were partially offset by lower margins of $3.4 million for Sturm due to a revaluation of beginning inventory value for purpose of purchase accounting and the write-off of excess infant feeding inventories.
Operating Expenses — Total operating expenses were $65.4 million during the second quarter of 2010 compared to $51.9 million in 2009.  The increase in 2010 resulted from the following:

Selling and distribution expenses increased $2.4 million or 8.3% in the second quarter of 2010 compared to 2009 primarily due to the addition of Sturm.  Selling and distribution expenses as a percentage of total revenues decreased to 6.9% in 2010 from 7.7% in 2009, mainly due to improved efficiencies on our outbound freight and a reduction in incentive based compensation.

General and administrative expenses increased $5.2 million in the second quarter of 2010 compared to 2009.  The increase is primarily related to incremental general and administrative costs of Sturm of $3.1 million, plus increases in stock based compensation and consulting fees, offset by a decrease in incentive compensation.

Other operating expenses were $2.0 million in the second quarter of 2010 primarily due to costs associated with the realignment of the infant feeding business, compared to expense of $0.2 million in 2009.

Amortization expense increased $4.0 million in the second quarter of 2010 compared to 2009, due primarily to the additional intangible assets acquired in the Sturm acquisition.

Interest Expense, net — Interest expense increased to $11.8 million in the second quarter of 2010, compared to $4.8 million in 2009 primarily due to an increase in debt resulting from the Sturm acquisition.

Foreign Currency — The Company’s foreign currency gain was $2.2 million for the three months ended June 30, 2010 compared to a gain of $3.9 million in 2009, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Income Taxes — Income tax expense was recorded at an effective rate of 32.9% in the second quarter of 2010 compared to 34.6% in the prior year’s quarter.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  The Company’s tax rate is lower in 2010 due to a lower state tax rate resulting from the acquisition of Sturm and increased benefit for the deduction for domestic production activities

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 — Results by Segment

North American Retail Grocery —

	Three Months Ended June 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$307,526	100.0%	$235,853	100.0%
Cost of sales	231,763	75.4	178,859	75.8
Gross profit	75,763	24.6	56,994	24.2
Freight out and commissions	14,189	4.6	13,214	5.6
Direct selling and marketing	9,356	3.0	7,852	3.4
Direct operating income	$52,218	17.0%	$35,928	15.2%

Net sales in the North American Retail Grocery segment increased by $71.7 million, or 30.4% in the second quarter of 2010 compared to 2009.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$235,853
Volume	(1,753)	(0.7)%
Pricing	(2,999)	(1.2)
Acquisition	69,171	29.3
Foreign currency	6,003	2.5
Mix/other	1,251	0.5
2010 Net sales	$307,526	30.4%

The increase in net sales from 2009 to 2010 resulted primarily from the acquisition of Sturm and foreign currency fluctuations.

Overall volume is lower in the second quarter of 2010 compared to that of 2009, primarily due to declines in our soup and infant feeding products, partially offset by increases in the pickle, Mexican sauces and salad dressing product lines.

Cost of sales as a percentage of net sales decreased from 75.8% in the second quarter of 2009 to 75.4% in 2010 primarily due to net declines in raw materials and ingredients, offset by a slight increase in packaging costs.  Negatively impacting costs in 2010 is the revaluation of acquired inventories for purpose of purchase accounting in connection with the Sturm acquisition, the write-off of excess infant feeding inventory.  The segment also continues to see improvements from last year’s salad dressing plant expansion.

Freight out and commissions paid to independent sales brokers were $14.2 million in the second quarter of 2010 compared to $13.2 million in 2009, an increase of 7.4%, primarily due the addition of Sturm, offset by efficiencies in our outbound freight.

Direct selling and marketing expenses increased $1.5 million in the second quarter of 2010 compared to 2009, primarily due to the addition of Sturm and in increase in stock based compensation, offset by a decrease in incentive compensation.

Food Away From Home —

	Three Months Ended June 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$80,269	100.0%	$75,029	100.0%
Cost of sales	62,865	78.3	62,242	83.0
Gross profit	17,404	21.7	12,787	17.0
Freight out and commissions	2,732	3.4	2,600	3.5
Direct selling and marketing	2,064	2.6	2,090	2.7
Direct operating income	$12,608	15.7%	$8,097	10.8%

Net sales in the Food Away From Home segment increased by $5.2 million, or 7.0%, in the second quarter of 2010 compared to the prior year.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$75,029
Volume	(994)	(1.3)%
Pricing	537	0.7
Acquisition	3,923	5.3
Foreign currency	929	1.2
Mix/other	845	1.1
2010 Net sales	$80,269	7.0%

Net sales increased during the second quarter of 2010 compared to 2009 primarily due to the addition of Sturm and foreign currency fluctuations, offset by volume decreases.

Cost of sales as a percentage of net sales decreased from 83.0% in the second quarter of 2009 to 78.3% in 2010, due to net declines in raw materials and ingredients, offset by a slight increase in packaging costs and improved productivity at the segment’s aseptic plant.

Freight out and commissions paid to independent sales brokers were $2.7 million in the second quarter of 2010 compared to $2.6 million in 2009, an increase of 5.1%, primarily due to the addition of Sturm, offset by improved efficiencies on our outbound freight and higher levels of customer pickups.

Direct selling and marketing was $2.1 million in the second quarter of 2010 and 2009.

Industrial and Export —

	Three Months Ended June 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$58,400	100.0%	$61,723	100.0%
Cost of sales	45,417	77.8	49,894	80.8
Gross profit	12,983	22.2	11,829	19.2
Freight out and commissions	1,363	2.3	1,370	2.2
Direct selling and marketing	462	0.8	529	0.9
Direct operating income	$11,158	19.1%	$9,930	16.1%

Net sales in the Industrial and Export segment decreased $3.3 million or 5.4% in the second quarter of 2010 compared to the prior year.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$61,723
Volume	(1,517)	(2.4)%
Pricing	(1,756)	(2.8)
Acquisition	4,413	7.1
Foreign currency	334	0.5
Mix/other	(4,797)	(7.8)
2010 Net sales	$58,400	(5.4)%

The decrease in net sales is due to an unfavorable sales mix and price decreases, as underlying commodity cost decreases were passed through to customers.  Also contributing to the decrease were lower volumes in the non-dairy powdered creamer product line.  Sturm added $4.4 million of revenue to the Industrial and Export segment.

Cost of sales as a percentage of net sales decreased from 80.8% in the second quarter of 2009 to 77.8% in 2010 reflecting productivity improvements realized in the quarter and net declines in raw material and ingredient costs.

Freight out and commissions paid to independent sales brokers were $1.4 million in the second quarter of 2010 and the second quarter of 2009.

Direct selling and marketing was $0.5 million in the second quarter of 2010 and the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Sales — Net sales increased 15.8% to $843.3 million in 2010 compared to $728.0 million in the first six months of 2009.  The increase is driven by the acquisition of Sturm in March 2010, volume increases in legacy businesses, and favorable foreign currency exchange rates between the U.S. and Canadian dollar.  Net sales by segment are shown in the following table:

	Six Months Ended June 30,
			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$569,105	$466,535	$102,570	22.0%
Food Away From Home	153,747	141,782	11,965	8.4%
Industrial and Export	120,467	119,684	783	0.7%
Total	$843,319	$728,001	$115,318	15.8%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers.  Cost of sales as a percentage of net sales was 76.9% in the first six months of 2010 compared to 79.2% in 2009.  Contributing to the reduction in cost of sales, as a percent of net sales, is the Company’s focus on purchasing savings and packaging efficiencies.  The underlying commodity cost of input and packaging supplies is beginning to trend higher.  Decreases in the cost of raw materials, ingredients and packaging materials in the first six months of 2010 compared to 2009 were partially offset by lower margins of $6.2 million for Sturm due to a revaluation of beginning inventory value for purposes of purchase accounting in connection with the acquisition and the write-off of excess infant feeding inventories.

Operating Expenses — Total operating expenses were $122.8 million during the first six months of 2010 compared to $96.9 million in 2009.  The increase in 2010 resulted from the following:

Selling and distribution expenses increased $3.4 million or 6.2% in the first six months of 2010 compared to 2009 primarily due to the addition of Sturm.  Selling and distribution expenses as a percentage of total revenues decreased to 6.8% in 2010 from 7.5% in 2009, due to improved efficiencies on our outbound freight and reduction in incentive based compensation.

General and administrative expenses increased $17.9 million in the first six months of 2010 compared to 2009.  The increase is primarily related to incremental general and administrative costs of Sturm of $4.2 million, Sturm acquisition costs of $5.4 million, stock based compensation of $1.7 million, and increases related to consulting fees, offset by a decrease in incentive based compensation.

Amortization expense increased $5.2 million in the first six months of 2010 compared to the first six months of 2009, due primarily to the additional intangible assets acquired in the Sturm acquisition.

Other operating income was $0.2 million in the first six months of 2010 compared to operating expense of $0.4 million in the first six months of 2009.  Income in 2010 was primarily related to the postretirement plan curtailment at our Dixon facility, offset by costs associated with the realignment of the infant feeding business, while expense in 2009 was related to the closure of our Portland, Oregon facility.

Interest Expense, net — Interest expense increased to $18.6 million in the first six months of 2010, compared to $9.3 million in 2009, primarily due to an increase in debt resulting from the issuance of the Notes in connection with the Sturm acquisition.

Foreign Currency — The Company’s foreign currency gain was $2.1 million for the six months ended June 30, 2010 compared to a gain of $1.8 million in 2009, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Income Taxes — Income tax expense was recorded at an effective rate of 33.2% in the first quarter of 2010 compared to 35.6% in the prior year’s quarter.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.  The Company’s tax rate is lower in 2010 due to a lower state tax rate resulting from the Sturm acquisition and increased benefits for the deduction for domestic production activities.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 — Results by Segment

North American Retail Grocery —

	Six Months Ended June 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$569,105	100.0%	$466,535	100.0%
Cost of sales	431,932	75.9	356,211	76.4
Gross profit	137,173	24.1	110,324	23.6
Freight out and commissions	27,366	4.8	25,539	5.4
Direct selling and marketing	15,688	2.8	14,552	3.1
Direct operating income	$94,119	16.5%	$70,233	15.1%

Net sales in the North American Retail Grocery segment increased by $102.6 million, or 22.0% in the first six months of 2010 compared to the first quarter of 2009.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$466,535
Volume	4,867	1.1%
Pricing	(1,986)	(0.4)
Acquisition	90,241	19.3
Foreign currency	13,085	2.8
Mix/other	(3,637)	(0.8)
2010 Net sales	$569,105	22.0%

The increase in net sales from 2009 to 2010 resulted from the acquisition of Sturm, foreign currency fluctuations, and higher unit sales.  Overall volume is higher in the first six months of 2010 compared to that of 2009, primarily due to new customers and line extensions in the pickle, Mexican sauces and salad dressings product lines.  These increases were partially offset by declines in our soup and infant feeding products.

Cost of sales as a percentage of net sales decreased from 76.4% in the first six months of 2009 to 75.9% in 2010 primarily due to net declines in raw material, ingredient and packaging costs.  Negatively impacting costs in 2010 is the revaluation of acquired inventories from the Sturm acquisition offset by the write-off of excess infant feeding inventory.  The segment also continues to see improvements from last year’s salad dressing plant expansion.

Freight out and commissions paid to independent sales brokers were $27.4 million in the first six months of 2010 compared to $25.5 million in 2009, an increase of 7.2%, primarily due to the addition of Sturm.

Direct selling and marketing expenses increased $1.1 million, or 7.8% in the first six months of 2010 compared to 2009 due to the Sturm acquisition and an increase in stock based compensation offset by a decrease in incentive compensation.

Food Away From Home —

	Six Months Ended June 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$153,747	100.0%	$141,782	100.0%
Cost of sales	122,597	79.7	117,913	83.2
Gross profit	31,150	20.3	23,869	16.8
Freight out and commissions	5,162	3.4	5,128	3.6
Direct selling and marketing	3,868	2.5	3,638	2.5
Direct operating income	$22,120	14.4%	$15,103	10.7%

Net sales in the Food Away From Home segment increased by $12.0 million, or 8.4%, in the first six months of 2010 compared to the prior year.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$141,782
Volume	516	0.4%
Pricing	2,176	1.5
Acquisition	5,210	3.7
Foreign currency	1,926	1.3
Mix/other	2,137	1.5
2010 Net sales	$153,747	8.4%

Net sales increased during the first six months of 2010 compared to 2009 partially due to the acquisition of Sturm, foreign currency fluctuations and price increases.

Cost of sales as a percentage of net sales decreased from 83.2% in the first six months of 2009 to 79.7% in 2010, due to net declines in raw material, ingredient and packaging costs and improved productivity at the segment’s aseptic plant.

Freight out and commissions paid to independent sales brokers were $5.2 million in the first six months of 2010 compared to $5.1 million in 2009.

Direct selling and marketing increased $0.2 million in the first six months of 2010 compared to 2009.

Industrial and Export —

	Six Months Ended June 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$120,467	100.0%	$119,684	100.0%
Cost of sales	93,862	77.9	99,272	82.9
Gross profit	26,605	22.1	20,412	17.1
Freight out and commissions	2,724	2.3	2,883	2.4
Direct selling and marketing	891	0.7	919	0.8
Direct operating income	$22,990	19.1%	$16,610	13.9%

Net sales in the Industrial and Export segment increased $0.8 million or 0.7% in the first six months of 2010 compared to the prior year.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$119,684
Volume	1,736	1.4%
Pricing	(5,193)	(4.3)
Acquisition	5,851	4.9
Foreign currency	722	0.6
Mix/other	(2,333)	(1.9)
2010 Net sales	$120,467	0.7%

The increase in net sales is primarily due to higher volumes in dressings and the addition of the Sturm co-pack business.  The volume and acquisition increases were partially offset by price decreases, as the underlying commodity cost decreases were passed through to customers, and an unfavorable mix.

Cost of sales, as a percentage of net sales, decreased from 82.9% in the first six months of 2009 to 77.9% in 2010 reflecting productivity improvements realized in the quarter and net declines in raw material, ingredient and packaging costs.

Freight out and commissions paid to independent sales brokers were $2.7 million in the first six months of 2010 compared to $2.9 million in 2009, a decrease of 5.5%, due to improved efficiencies on our outbound freight and higher levels of customer pickups.

Direct selling and marketing was $0.9 million in the first six months of 2010 and the first six months of 2009.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.  The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis.  If additional borrowings are needed, approximately $209.2 million was available under the revolving credit facility as of June 30, 2010.  This facility expires in August 2011.  The Company anticipates refinancing its revolving credit facility in the current year.  We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows is summarized in the following tables:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:

Net income	$37,971	$31,157
Depreciation and amortization	32,497	22,977
Stock-based compensation	7,798	6,059
Loss (gain) on foreign currency exchange	668	(2,146)
Curtailment of postretirement benefit obligation	(2,357)	—
Deferred income taxes	7,199	7,293
Changes in operating assets and liabilities, net of acquisitions	32,455	(49,687)
Other	531	(624)
Net cash provided by operating activities	$116,762	$15,029

Our cash from operations increased from $15.0 million in the first six months of 2009 to $116.8 million in 2010 due to higher net income achieved in the first six months of 2010 plus a net decrease in working capital, net of acquisition, primarily due to a higher level of focus on the management of receivables and inventories.

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from investing activities:

Additions to property, plant and equipment	$(16,625)	$(22,553)
Additions to other intangible assets	(6,614)	—
Acquisition of business, net of cash acquired	(664,655)	—
Other	—	24
Net cash used in investing activities	$(687,894)	$(22,529)

In the first six months of 2010, cash used in investing activities increased by $665.4 million compared to 2009 primarily due to the acquisition of Sturm for $664.7 million.

We expect capital spending programs to total approximately $70.0 million in 2010.  Capital spending in 2010 is focused on food safety, quality, productivity improvements, installation of an ERP system and routine equipment upgrades or replacements at all of our production facilities.

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from financing activities:

Proceeds from issuance of debt for acquisitions	$400,000	$—
Borrowings under revolving credit facility	270,900	176,900
Payments under revolving credit facility	(187,100)	(170,000)
Proceeds from issuance of common stock, net of expenses	110,688	—
Payment of deferred financing costs	(10,783)	—
Proceeds from stock option exercises	3,074	137
Cash used to net share settle equity awards	(15,330)	(279)
Other	(1,027)	(321)
Net cash provided by financing activities	$570,422	$6,437

Net cash flow from financing activities increased from $6.4 million in the first six months of 2009 to $570.4 million in 2010.  To finance the Sturm acquisition in the first quarter of 2010, we issued $400.0 million of new debt, common stock in the net amount of $110.7 million and borrowings under our revolving credit facility.  Cash provided by operating activities is used to pay down debt.

Our short-term financing needs are primarily for financing working capital during the year.  Due to the seasonality of pickle and fruit production, driven by harvest cycles which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements.  In addition, we build inventories of salad dressings in the spring and soup in the late summer months in anticipation of large seasonal shipments that begin late in the second and third quarters, respectively.  Our long-term financing needs will depend largely on potential acquisition activity.  We expect our revolving credit facility, plus cash flow from operations, to be adequate to provide liquidity for current operations.

Debt Obligations

At June 30, 2010, we had $382.0 million in borrowings outstanding under our revolving credit facility, 7.75% notes due 2018 of $400 million outstanding, senior notes of $100.0 million outstanding and $5.3 million of tax increment financing and other obligations.  In addition, at June 30, 2010, there were $8.8 million in letters of credit under the revolver that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $600 million of which $209.2 million was available at June 30, 2010.  Interest rates are tied to variable market rates which averaged 1.10% on debt outstanding as of June 30, 2010.

We are in compliance with the applicable debt covenants as of June 30, 2010.

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

In 2010, we expect cash interest to be approximately $46.0 million based on anticipated debt levels and cash income taxes are expected to be approximately $29.0 million.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to our critical accounting policies in the six months ended June 30, 2010.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make.  Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates and raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2009 and from time to time in our filings with the Securities and Exchange Commission.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk, other than our interest rate swap agreement, as of June 30, 2010.  Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates.  Based on our outstanding debt balance of $382.0 million under our revolving credit facility at June 30, 2010, and adjusting for the $200 million fixed rate swap agreement, as of June 30, 2010, each 1% rise in our interest rate would increase our interest expense by approximately $3.8 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly.  We experienced decreases in certain costs such as oils, casein, sweeteners and certain packaging materials in the six months ended June 30, 2010 compared to 2009, however, we have recently incurred cost increases in certain packaging materials.  Contributing to the reduction in cost of sales, as a percent of net sales, is the Company’s focus on purchasing savings and packaging efficiencies.  The underlying commodity cost of input and packaging supplies is beginning to trend higher.  Fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, have stabilized in the past year.  In the second quarter of 2010, the Company entered into a 5.4 million pound High Density Polyethylene (“HDPE”) commodity swap contract that expires December 31, 2011 to manage the Company’s risk associated with the underlying commodity cost of a significant component used in certain packaging materials.  The objective in using this swap is to establish a fixed commodity cost over the term of the contract.  The contract will settle 0.3 million pounds on a monthly basis over the term of the contract.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates.  Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.  For the six months ended June 30, 2010 the Company recognized a gain of $2.8 million, of which $0.7 million was recorded as a component of Accumulated other comprehensive loss and $2.1 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.  For the six months ended June 30, 2009, the Company recognized a net foreign currency exchange gain of $13.8 million, of which $12.0 million was recorded as a component of Accumulated other comprehensive loss and $1.8 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other (income) expense line.

The Company has entered into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets.  For the six months ended June 30, 2010 and 2009 the Company had no foreign currency contracts.

Item 4. Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, these disclosure controls and procedures were effective.  We have excluded Sturm from our evaluation of disclosure controls and procedures, as of June 30, 2010, because Sturm was acquired by the Company during the first quarter of 2010.  Sturm’s net assets, total assets and net revenues represented approximately 1%,  36% and,  12%, respectively, of the related Condensed Consolidated Financial Statement amounts as of and for the quarter ended June 30, 2010.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2010 and 2009 and of cash flows for the six month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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
August 6, 2010

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

Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Changes

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2010.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

August 6, 2010