Form 10-Q
period 2010-09-30
TreeHouse Foods, Inc.
filed 2010-11-05
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010.
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
Yes ☐     No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 29, 2010: 35,400,837

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,456	$4,415
Receivables, net	125,432	86,557
Inventories, net	312,693	264,933
Deferred income taxes	3,962	3,397
Prepaid expenses and other current assets	16,624	7,269
Assets held for sale	4,081	4,081
Total current assets	466,248	370,652
Property, plant and equipment, net	358,243	276,033
Goodwill	953,938	575,007
Intangible assets, net	404,381	153,569
Other assets, net	19,252	9,167
Total assets	$2,202,062	$1,384,428

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$188,827	$148,819
Current portion of long-term debt	981	906
Deferred income tax	16,805	—
Total current liabilities	206,613	149,725
Long-term debt	875,522	401,640
Deferred income taxes	146,795	45,381
Other long-term liabilities	36,229	31,453
Total liabilities	1,265,159	628,199
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 35,397 and 31,999 shares issued and outstanding, respectively	354	320
Additional paid-in capital	698,100	587,598
Retained earnings	258,100	195,262
Accumulated other comprehensive loss	(19,651)	(26,951)
Total stockholders’ equity	936,903	756,229
Total liabilities and stockholders’ equity	$2,202,062	$1,384,428

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net sales	$464,242	$378,865	$1,307,561	$1,106,866
Cost of sales	354,005	298,347	1,002,396	874,793
Gross profit	110,237	80,518	305,165	232,073
Operating expenses:
Selling and distribution	28,740	25,671	86,423	79,969
General and administrative	25,561	20,752	79,123	56,388
Other operating expense (income), net	1,103	(14,354)	861	(13,929)
Amortization expense	7,040	3,375	18,774	9,954
Total operating expenses	62,444	35,444	185,181	132,382
Operating income	47,793	45,074	119,984	99,691
Other expense (income):
Interest expense, net	12,867	4,786	31,473	14,105
Gain on foreign currency exchange	(46)	(2,968)	(2,116)	(4,772)
Other income, net	(1,838)	(151)	(3,044)	(1,416)
Total other expense (income)	10,983	1,667	26,313	7,917
Income before income taxes	36,810	43,407	93,671	91,774
Income taxes	11,943	15,343	30,833	32,553
Net income	$24,867	$28,064	$62,838	$59,221

Weighted average common shares:
Basic	35,421	32,280	34,870	31,797
Diluted	36,373	33,129	35,935	32,387
Net earnings per common share:
Basic	$.70	$.87	$1.80	$1.86
Diluted	$.68	$.85	$1.75	$1.83

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$62,838	$59,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,868	24,978
Amortization	18,774	9,954
Loss (gain) on foreign currency exchange	1,012	(4,465)
Mark to market adjustment on derivative contracts	(3,176)	(1,229)
Excess tax deficiency (benefits) from stock-based payment arrangements	440	(60)
Stock-based compensation	11,817	9,951
Loss (gain) on disposition of assets, net	2,552	(12,612)
Deferred income taxes	7,918	11,743
Curtailment of postretirement benefit obligation	(2,357)	—
Other	121	120
Changes in operating assets and liabilities, net of acquisitions:
Receivables	2,244	(5,614)
Inventories	459	(54,083)
Prepaid expenses and other assets	(4,592)	1,584
Accounts payable, accrued expenses and other liabilities	20,734	(10,561)
Net cash provided by operating activities	150,652	28,927
Cash flows from investing activities:
Additions to property, plant and equipment	(30,477)	(30,877)
Additions to other intangible assets	(16,788)	—
Acquisition of business, net of cash acquired	(664,655)	—
Proceeds from sale of fixed assets	16	35
Net cash used in investing activities	(711,904)	(30,842)
Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—
Borrowings under revolving credit facility	324,600	248,500
Payments under revolving credit facility	(251,300)	(248,900)
Payments on capitalized lease obligations	(836)	(549)
Proceeds from issuance of common stock, net of expenses	110,688	—
Payment of deferred financing costs	(10,783)	—
Proceeds from stock option exercises	3,606	3,405
Excess tax (deficiency) benefits from stock-based payment arrangements	(440)	60
Cash used to net share settle equity awards	(15,334)	(324)
Net cash provided by financing activities	560,201	2,192
Effect of exchange rate changes on cash and cash equivalents	92	690
Net (decrease) increase in cash and cash equivalents	(959)	967
Cash and cash equivalents, beginning of period	4,415	2,687
Cash and cash equivalents, end of period	$3,456	$3,654

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2010
(Unaudited)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q.  In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.  Certain prior year amounts have been reclassified to conform to the current period presentation, primarily to present borrowings and payments under our line of credit on a gross versus net basis.  These reclassifications had no effect on reported net income, total assets or net cash flows.  The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Results of operations for interim periods are not necessarily indicative of annual results.

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

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses to provide more robust and disaggregated disclosures regarding the credit quality of financing receivables and the related allowance for credit losses.  This guidance is effective for fiscal years ending on or after December 15, 2010 and is not expected to have a significant impact on the Company’s disclosures.

3. Acquisition

On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a private label manufacturer of hot cereal and powdered soft drink mixes that serves retail and foodservice customers in the United States with annual sales of approximately $340 million.  The acquisition of Sturm has strengthened the Company’s presence in private label dry grocery categories.

The Company paid a cash purchase price of $664.7 million, before adjusting for a $5.0 million working capital adjustment to reduce the purchase price, for 100% of the issued and outstanding stock of Sturm.  The $5.0 million working capital adjustment is recorded in the Receivables, net line of our Condensed Consolidated Balance Sheets as of September 30, 2010.  The transaction was financed through the issuance of $400 million in high yield notes, the issuance of 2.7 million shares of Company common stock at $43.00 per share and borrowings under the Company’s credit facility.

The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition and are included in each of our segments.  Sturm contributed $187.4 million to net sales and $18.0 million in net income since the March 2, 2010 acquisition date through September 30, 2010.  At the date of acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based upon estimated fair market values.  The Company’s purchase price allocation set forth below is preliminary and subject to tax and working capital adjustments that are expected to be completed in the fourth quarter of 2010.  Adjustments may impact the total purchase price, deferred taxes and goodwill.

(In thousands)
Receivables	$35,774
Inventory	47,525
Property plant and equipment	86,106
Customer relationships	229,000
Trade name	10,000
Formulas	5,000
Other intangible assets	5,835
Other assets	3,813
Goodwill	377,143
Total assets acquired	800,196

Accounts payable and accruals	(33,410)
Other long-term liabilities	(4,295)
Deferred taxes	(102,805)
Total liabilities acquired	(140,510)
Total purchase price	$659,686

The Company allocated $229.0 million to customer relationships that have an estimated life of twenty years.  The acquired trade name will be amortized over fifteen years.  Formulas have an estimated useful life of five years.  Other intangible assets consist of capitalized computer software that is being amortized over three years.  The Company increased the cost of acquired inventories by approximately $6.2 million, and expensed that amount as a component of cost of sales through the second quarter of 2010.  The Company has allocated $371.0 million of goodwill to the North American Retail Grocery segment and $6.1 million of goodwill to the Food Away From Home segment.  No goodwill is expected to be deductible for tax purposes.  Goodwill arises principally as a result of expansion opportunities, employed workforce, and the impact of Sturm’s first mover advantage.  The Company incurred approximately $5.4 million in acquisition related costs during the nine months ended September 30, 2010.   These costs are included in the General and administrative expense line on the Condensed Consolidated Statements of Income.  In connection with the issuance of debt and equity to finance the acquisition, the Company incurred approximately $10.8 million in debt issue costs that were capitalized and are amortized over the term of the debt on a straight line basis, and are included as a component of interest expense.  The Company also incurred approximately $5.5 million of stock issuance costs, that reduced the proceeds and were recorded as a component of additional paid in capital.

The following pro forma summary presents the effect of the Sturm acquisition as though the business had been acquired as of January 1 of each period presented and is based upon unaudited financial information of the acquired entity and may not be indicative of actual results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net sales as reported	$464,242	$378,865	$1,307,561	$1,106,866
Net sales of purchased businesses, for the period prior to acquisition	—	83,958	64,905	255,657
Pro forma net sales	$464,242	$462,823	$1,372,466	$1,362,523
Net income, as reported	$24,867	$28,064	$62,838	$59,221
Net income of purchased businesses, for the period prior to acquisition	—	4,701	3,927	15,624
Pro forma net income	$24,867	$32,765	$66,765	$74,845
Basic earnings per common share:
As reported	$.70	$.87	$1.80	$1.86
Effect of purchased businesses, for the period prior to acquisition	—	.07	.11	.31
Pro forma earnings per share - basic	$.70	$.94	$1.91	$2.17
Diluted earnings per common share
As reported	$.68	$.85	$1.75	$1.83
Effect of purchased businesses for the period prior to acquisition	—	.06	.11	.30
Pro forma earnings per share - diluted	$.68	$.91	$1.86	$2.13

See Note 22 for information regarding the Company’s acquisition of STSF Holdings, Inc on October 28, 2010.

4. Income Taxes

Income tax expense was recorded at an effective rate of 32.4% and 32.9% for the three and nine months ended September 30, 2010, respectively, compared to 35.3% and 35.5% for the three and nine months ended September 30, 2009, respectively.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Canadian acquisition.  The Company’s tax rate is lower in 2010 due to a lower state tax rate resulting from the acquisition of Sturm and an increased benefit for the deduction for domestic production activities.

As of September 30, 2010, the Company does not believe that the gross recorded unrecognized tax benefits will materially change within the next 12 months.

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

5. Other Operating Expense (Income)

The Company had Other operating expenses of $1.1 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, and income of $14.4 million and $13.9 million for the three and nine months ended September 30, 2009, respectively.  For the three months ended September 30, 2010, expenses consisted primarily of costs associated with the exit from a third party warehouse and the realignment of the infant feeding business.  For the nine months ended September 30, 2010, expenses consisted of the costs associated with the realignment of the infant feeding business offset by a gain on a postretirement plan curtailment.  See Note 13.  For the three and nine months ended September 30, 2009, income consisted primarily of a gain from insurance proceeds of $14.5 million related to a fire at our non-dairy powdered creamer facility located in New Hampton, Iowa.

6. Inventories

	September 30,	December 31,
	2010	2009
	(In thousands)
Raw materials and supplies	$111,270	$86,223
Finished goods	221,152	197,539
LIFO reserve	(19,729)	(18,829)
Total	$312,693	$264,933

Approximately $111.6 million and $98.7 million of our inventory was accounted for under the LIFO method of accounting at September 30, 2010 and December 31, 2009, respectively.

The increase in inventories from December 31, 2009 to September 30, 2010 is primarily due to the Sturm acquisition.  Excluding the effect of the Sturm acquisition, inventory levels increased by $1.3 million.

7. Property, Plant and Equipment

	September 30,	December 31,
	2010	2009
	(In thousands)
Land	$13,624	$11,335
Buildings and improvements	134,849	99,856
Machinery and equipment	368,498	310,265
Construction in progress	22,635	6,778
Total	539,606	428,234
Less accumulated depreciation	(181,363)	(152,201)
Property, plant and equipment, net	$358,243	$276,033

The increase in property, plant and equipment from December 31, 2009 to September 30, 2010 is primarily due to the Sturm acquisition.  Excluding the effect of the Sturm acquisition, property, plant and equipment decreased by $4.4 million.

8. Accounts Payable and Accrued Expenses

	September 30,	December 31,
	2010	2009
	(In thousands)
Accounts payable	$118,605	$81,967
Payroll and benefits	34,371	29,921
Interest and taxes	8,324	12,015
Health insurance, workers’ compensation and other insurance costs	5,527	4,837
Marketing expenses	8,457	10,558
Other accrued liabilities	13,543	9,521
Total	$188,827	$148,819

The increase in accounts payable from December 31, 2009 to September 30, 2010 is primarily due to the Sturm acquisition.  Excluding the effect of the Sturm acquisition, accounts payable and accrued expenses decreased by $4.3 million.

9. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2009	$355,925	$85,500	$133,582	$575,007
Acquisition	376,296	6,232	—	382,528
Currency exchange adjustment	1,922	205	—	2,127
Purchase price adjustment	(5,635)	(89)	—	(5,724)
Balance at September 30, 2010	$728,508	$91,848	$133,582	$953,938

Purchase price adjustments are primarily related to working capital and tax adjustments for the Sturm acquisition.  The Company has not incurred any goodwill impairments since its inception.  The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$31,921	$—	$31,921	$31,422	$—	$31,422
Intangible assets with finite lives:
Customer-related	384,896	(50,756)	334,140	147,346	(35,400)	111,946
Non-compete agreement	1,000	(917)	83	2,620	(2,162)	458
Trademarks	20,010	(3,094)	16,916	10,010	(2,311)	7,699
Formulas/recipes	6,787	(1,613)	5,174	1,762	(761)	1,001
Computer software	20,200	(4,053)	16,147	3,363	(2,320)	1,043
Total	$464,814	$(60,433)	$404,381	$196,523	$(42,954)	$153,569

Amortization expense on intangible assets for the three months ended September 30, 2010 and 2009 was $7.0 million and $3.4 million, respectively, and $18.8 million and $10.0 million for the nine months ended September 30, 2010 and 2009, respectively.  Estimated amortization expense on intangible assets for 2010 and the next four years is as follows:
(In thousands)
2010	$25,800
2011	$28,471
2012	$28,077
2013	$26,001
2014	$25,793

10. Long-Term Debt

	September 30,	December 31,
	2010	2009
	(In thousands)
Revolving credit facility	$371,500	$298,200
High yield notes	400,000	—
Senior notes	100,000	100,000
Tax increment financing and other	5,003	4,346
	876,503	402,546
Less current portion	(981)	(906)
Total long-term debt	$875,522	$401,640

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility with an aggregate commitment of $600 million, of which $219.2 million was available as of September 30, 2010, that expires August 31, 2011.  In addition, as of September 30, 2010, there were $9.3 million in letters of credit under the revolving credit facility that were issued but undrawn.  Our revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio.  The Company is in compliance with all applicable covenants as of September 30, 2010.  The Company’s average interest rate on debt outstanding under our revolving credit facility at September 30, 2010 was 0.85%.

See Note 22 regarding the Company’s Amended and Restated Credit Agreement entered into on October 27, 2010.

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

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) allow restrictions on the ability of certain of its subsidiaries to pay dividends or make other payments to the Company or the Guarantors, (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates and (viii) engage in certain sale and leaseback transactions.  The foregoing limitations are subject to exceptions as set forth in the First Supplemental Indenture.  In addition, if in the future the Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the Notes for so long as the Notes are rated investment grade by the two rating agencies.  The Company is in compliance with the applicable covenants as of September 30, 2010.

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

Senior Notes — The Company maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers.  The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets.  The Note Purchase Agreement also requires the Company to maintain certain financial ratios.  The Company is in compliance with the applicable covenants as of September 30, 2010.

Swap Agreement — During 2008, the Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest base rate.  Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement and in conjunction with our credit spread, this will result in an all-in borrowing cost on the swapped principal of not more than 3.8% during the life of the swap agreement.  The Company did not apply hedge accounting to this swap.  In the three and nine months ended September 30, 2010, and 2009 a gain of $1.1 million, $3.0 million, $23 thousand and $1.2 million, respectively, was recognized in the Other income, net line of our Condensed Consolidated Statements of Income.

Tax Increment Financing — As part of the acquisition of the soup and infant feeding business in 2006, the Company assumed the payments related to redevelopment bonds pursuant to a Tax Increment Financing Plan.  The Company has agreed to make certain payments with respect to the principal amount of the redevelopment bonds through May 2019.  As of September 30, 2010, $2.5 million remains outstanding.

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

In March 2010, the Company issued 2,702,500 shares of common stock in connection with the acquisition of Sturm.  For the three and nine months ended September 30, 2010, these shares have been included on a weighted average basis in basic shares outstanding.

With respect to awards issued to our founders in connection with the founding of the Company and pursuant to certain employment agreements, the Company issued restricted stock and restricted stock units that are subject to service and market conditions.  The restricted stock awards expired in June 2010 as the conditions for vesting were not met.  For the three and nine months ended September 30, 2010, the market conditions were not met and these awards have been excluded from diluted earnings per share.  For the three months ended September 30, 2009, the market conditions were not met and the awards were excluded from diluted earnings per share.  For the nine months ended September 30, 2009, the market conditions were met and these awards have been included in diluted earnings per share.  With respect to the restricted stock unit awards issued to our founders, the market conditions for these awards were satisfied in July 2009 and the awards vested.  These vested awards have been included in basic shares outstanding since that time.  For the three and nine months ended September 30, 2009, the market conditions were met and the awards were included in diluted earnings per share, on a weighted average basis.

Beginning in June 2008, the Company issued performance unit awards that contain both service and performance criteria.  These awards accrue over the performance periods and will be converted to stock or cash at the discretion of the compensation committee on the third anniversary of the grant date.  The Company intends to settle these awards in stock using available shares.  For the three and nine months ended September 30, 2010, and 2009, the performance criteria for a portion of the awards were met and have been included in diluted earnings per share.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	35,421,250	32,280,059	34,870,110	31,797,354
Assumed exercise of stock options (1)	716,384	494,237	709,760	127,794
Assumed vesting of restricted stock, restricted stock units and performance units (1)	235,356	354,444	354,659	462,319
Weighted average diluted common shares outstanding	36,372,990	33,128,740	35,934,529	32,387,467

(1)
Incremental shares from stock options, restricted stock, restricted stock units, and performance units are computed by the treasury stock method.  Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share because they were anti-dilutive, were 132,859 and 132,840 for the three and nine months ended September 30, 2010 and 8,175 and 1,585,412 for the three and nine months ended September 30, 2009.

12. Stock-Based Compensation

Income before income taxes for the three and nine month periods ended September 30, 2010 and 2009 includes share-based compensation expense of $4.0 million, $11.8 million, $3.9 million and $10.0 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.5 million and $4.6 million for the three and nine month periods ended September 30, 2010, respectively, and $1.5 million and $3.8 million for the three and nine month periods ended September 30, 2009, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2010.  Options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date.  Options expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
Outstanding, December 31, 2009	2,292,744	107,773	$27.28	6.4	$27,792,212
Granted	130,550	—	$46.47	—	—
Forfeited	(6,601)	—	$26.87	—	—
Exercised	(119,097)	(12,977)	$27.36	—	—
Outstanding, September 30, 2010	2,297,596	94,796	$28.33	5.9	$47,570,219
Vested/expected to vest, at September 30, 2010	2,280,092	94,796	$28.30	5.9	$42,325,392
Exercisable, September 30, 2010	2,012,610	93,196	$27.51	5.5	$39,148,715

Compensation costs related to unvested options totaled $3.0 million at September 30, 2010 and will be recognized over the remaining vesting period of the grants, which averages 2.2 years.  The Company uses the Black-Scholes option pricing model to value its stock option awards.  The assumptions used to calculate the fair value of stock options issued in 2010 include the following: expected volatility of 35%, expected term of six years, risk free rate of 3.87% and no dividends.  The average grant date fair value of stock options granted in the nine months ended September 30, 2010 was $19.11.  The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2010 was approximately $2.4 million.

In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards.  These awards are granted under our long-term incentive plan.  Employee restricted stock and restricted stock unit awards generally vest based on the passage of time.  These awards generally vest one-third on each anniversary of the grant date.  Director restricted stock units vest over thirteen months.  Certain directors have deferred receipt of their awards until their departure from the Board.  A complete description of restricted stock and restricted stock unit awards is presented in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The following table summarizes the restricted stock and restricted stock unit activity during the nine months ended September 30, 2010:

		Weighted		Weighted		Weighted
	Employee	Average	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Outstanding, at December 31, 2009	1,202,319	$24.28	784,931	$26.16	45,400	$26.96
Granted	—	—	246,955	$45.66	16,870	$46.47
Vested	(277,254)	$24.22	(617,466)	$25.59	—	—
Forfeited	(632,587)	$24.28	(10,373)	$30.18	—	—
Outstanding, at September 30, 2010	292,478	$24.33	404,047	$38.84	62,270	$32.24

Future compensation costs related to restricted stock and restricted stock units is approximately $16.8 million as of September 30, 2010, and will be recognized on a weighted average basis, over the next 1.9 years.  The grant date fair value of the awards granted in 2010 is equal to the Company’s closing stock price on the grant date.

Performance unit awards are granted to certain members of management.  These awards contain service and performance conditions.  For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures.  Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued.  Accrued units will be converted to stock or cash, at the discretion of the compensation committee on the third anniversary of the grant date.  The Company intends to settle these awards in stock and has the shares available to do so.  The following table summarizes the performance unit activity during the nine months ended September 30, 2010:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
Unvested, at December 31, 2009	127,800	$26.15
Granted	38,885	$46.29
Vested	—	—
Forfeited	—	—
Unvested, at September 30, 2010	166,685	$30.85

Future compensation cost related to the performance units is estimated to be approximately $3.8 million as of September 30, 2010, and is expected to be recognized over the next 1.6 years.

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

Components of net periodic pension expense are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$515	$490	$1,545	$1,470
Interest cost	551	524	1,653	1,572
Expected return on plan assets	(549)	(440)	(1,647)	(1,320)
Amortization of unrecognized net loss	124	149	372	447
Amortization of prior service costs	151	145	453	435
Net periodic pension cost	$792	$868	$2,376	$2,604

We contributed $0.9 million to the pension plans in the first nine months of 2010.  We expect to contribute approximately $1.3 million in 2010.

Postretirement Benefits — We provide healthcare benefits to certain retirees who are covered under specific group contracts.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$18	$63	$84	$189
Interest cost	45	64	129	192
Amortization of prior service credit	(35)	(18)	(70)	(54)
Amortization of unrecognized net loss	(20)	5	(31)	15
Net periodic postretirement cost	$8	$114	$112	$342

We expect to contribute approximately $0.2 million to the postretirement health plans during 2010.

14. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$24,867	$28,064	$62,838	$59,221
Foreign currency translation adjustment	5,096	15,396	5,845	27,439
Amortization of pension and postretirement
prior service costs and net loss, net of tax	158	171	473	512
Curtailment of postretirement plan	—	—	862	—
Amortization of swap loss, net of tax	40	41	120	122
Other	—	—	—	5
Comprehensive income	$30,161	$43,672	$70,138	$87,299

We expect to amortize $0.6 million of prior service costs and net loss, net of tax and $0.2 million of swap loss, net of tax from other comprehensive income into earnings during 2010.

15. Fair Value of Financial Instruments

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value.  Accounts payable are financial liabilities with carrying values that approximate fair value.  As of September 30, 2010, the outstanding balance of the Company’s variable rate debt (revolving credit facility) was $371.5 million, the fair value of which is estimated to be $365.4 million, using a present value technique and market based interest rates and credit spreads.  As of September 30, 2010, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $106.8 million based on a present value technique using market based interest rates and credit spreads.  The fair value of the Company’s 7.75% high yield notes due 2018, with an outstanding balance of $400.0 million as of September 30, 2010, was estimated at $429.0 million, based on quoted market prices.

The fair value of the Company’s interest rate swap agreement, as described in Notes 10 and 16, was a liability of approximately $1.9 million as of September 30, 2010.  The fair value of the swap was determined using Level 2 inputs, which are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.  The fair value is based on a market approach, comparing the fixed rate of 2.9% to the current and forward one month LIBOR rates throughout the term of the swap agreement.

The fair value of the Company’s commodity contract as described in Note 16 was an asset of approximately $0.2 million as of September 30, 2010.  The fair value of the commodity contract was determined using Level 1 inputs.

16. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations.  Derivative instruments are used on occasion to manage interest rate, foreign currency and commodity input cost risks.

Interest rate swaps are used to manage interest rate risk associated with the Company’s $600 million revolving credit facility.  Interest on our credit facility is variable and use of the interest rate swap establishes a fixed rate over the term of a portion of the facility.  The Company’s objective in using an interest rate swap is to establish a fixed interest rate, thereby enabling the Company to predict and manage interest expense and cash flows in a more efficient and effective manner.  The Company did not apply hedge accounting to the interest rate swap, and it is recorded at fair value on the Company’s Condensed Consolidated Balance Sheets.  See Note 10 for more details of the interest rate swap, including the notional amount, interest rate and term.  Note 15 discusses the fair value of the interest rate swap.

The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows.  The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for certain Canadian raw material purchases that are denominated in U.S. dollars, thereby enabling the Company to manage its foreign currency exchange rate risk.  There were no foreign currency contracts outstanding as of September 30, 2010 and 2009.

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

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets.

Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009
Liability Derivatives:		(In thousands)
Interest rate swap	Accounts payable and accrued expenses	$ 1,870	$ 3,327
		$ 1,870	$ 3,327

Interest rate swap	Other Long-term liabilities	$ —	$ 1,550
		$ —	$ 1,550

Asset Derivative:
Commodity contract	Prepaid expenses and other current assets	$ 135	$ —
		$ 135	$ —

Commodity contract	Other assets, net	$ 34	$ —
		$ 34	$ —

The Company recognized a gain of $1.5 million and $3.2 million relating to the change in the fair value of its interest rate swap and commodity contract derivatives for the three and nine months ended September 30, 2010, respectively, compared to a gain of $23 thousand and $1.2 million in the three and nine months ended September 30, 2009.  This gain is recorded in the Other income, net line of our Condensed Consolidated Statements of Income.

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

18. Supplemental Cash Flow Information

Cash payments for interest were $29.3 million and $15.0 million for the nine months ended September 30, 2010 and 2009, respectively.  Cash payments for income taxes were $23.4 million and $9.6 million for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010 and 2009, the Company had accrued property, plant and equipment of approximately $1.0 million and $1.8 million, respectively.  The Company also accrued other intangible assets of $1.5 million at September 30, 2010.  For the nine months ended September 30, 2009, the Company entered into capital leases of approximately $1.3 million.  There were no new capital leases in the first nine months of 2010.  As of September 30, 2010, the Company recorded a receivable of $5.0 million for a working capital adjustment to the purchase price of Sturm.  As this adjustment is a noncash item, we have excluded it from the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010.  Noncash financing activities for the nine months ended September 30, 2010 and 2009 include the vesting of 891,005 shares and 268,397 shares, respectively, of restricted stock and restricted stock units, where shares were withheld to satisfy the minimum statutory tax withholding requirements.

19. Foreign Currency

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets, with changes in fair value being recorded through the Condensed Consolidated Statements of Income, within Gain on foreign currency exchange.  In August 2010 and May 2009, the Company entered into foreign currency contracts for the purchase of $4.0 million and $5.0 million U.S. dollars, respectively.  The contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary.  These contracts expired by the end of September 2010 and 2009, respectively.  The Company has an intercompany note denominated in Canadian dollars, which is eliminated during consolidation.  A portion of the note is considered to be permanent, with the remaining portion considered to be temporary.  Foreign currency fluctuations on the permanent portion are recorded through Accumulated other comprehensive loss, while foreign currency fluctuations on the temporary portion are recorded in the Company’s Condensed Consolidated Statements of Income, within Gain on foreign currency exchange.

The Company accrues interest on the intercompany note, which is also considered temporary.  Changes in the balance due to foreign currency fluctuations are also recorded in the Company’s Condensed Consolidated Statements of Income within Gain on foreign currency exchange.

For the three and nine months ended September 30, 2010 and 2009, the Company recorded a gain of $46 thousand, $2.1 million, $3.0 million and $4.8 million, respectively, related to foreign currency fluctuations, recorded in the Gain on foreign currency exchange line of the Condensed Consolidated Statement of Income.  For the three and nine months ended September 30, 2010 and 2009, the Company recorded a gain of $5.1 million, $5.8 million, $15.4 million and $27.4 million, respectively, in Accumulated other comprehensive loss related to foreign currency fluctuations on the permanent portion of the note and translation of E.D. Smith financial statements from Canadian dollars to U.S. dollars.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$319,174	$238,891	$888,254	$705,426
Food Away From Home	83,330	78,982	237,099	220,764
Industrial and Export	61,738	60,992	182,208	180,676
Total	$464,242	$378,865	$1,307,561	$1,106,866
Direct operating income:
North American Retail Grocery	$60,863	$36,894	$154,955	$107,127
Food Away From Home	12,775	9,025	34,917	24,128
Industrial and Export	8,663	9,856	31,658	26,466
Total	82,301	55,775	221,530	157,721

Unallocated warehouse start-up costs (1)	—	(173)	—	(3,223)
Unallocated selling and distribution expenses	(804)	(755)	(2,788)	(2,394)
Unallocated corporate expense	(33,704)	(9,773)	(98,758)	(52,413)
Operating income	47,793	45,074	119,984	99,691
Other expense	(10,983)	(1,667)	(26,313)	(7,917)
Income before income taxes	$36,810	$43,407	$93,671	$91,774

(1) Included in Cost of sales in the Condensed Consolidated Statements of Income.

Geographic Information — We had revenues to customers outside of the United States of approximately 13.8% and 13.7% of total consolidated net sales in the nine months ended September 30, 2010 and 2009, respectively, with 13.0% and 13.1% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 18.7% and 14.4% of our consolidated net sales in the nine months ended September 30, 2010 and 2009, respectively.  No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Products:
Pickles	$81,152	$82,164	$250,840	$240,268
Soup and infant feeding	85,759	85,606	220,760	232,607
Non-dairy powdered creamer	68,094	75,620	217,246	236,229
Salad dressing	50,003	46,249	160,825	146,012
Jams and other sauces	42,162	42,319	122,704	113,616
Powdered drinks	54,690	—	121,070	—
Hot cereals	31,415	—	66,336	—
Aseptic products	22,384	22,052	65,580	62,722
Mexican sauces	20,652	16,118	58,020	48,942
Refrigerated products	7,931	8,737	24,180	26,470
Total net sales	$464,242	$378,865	$1,307,561	$1,106,866

21.	Guarantor and Non-Guarantor Financial Information

On March 2, 2010, the Company issued 7.75% high yield notes due 2018, that are guaranteed by its wholly owned domestic subsidiaries (Guarantor Subsidiaries) in accordance with the applicable Indenture and fully, jointly, severally and unconditionally guarantee our payment obligations under the debt securities offered.  The notes are not guaranteed by the foreign subsidiaries of TreeHouse (Non-Guarantor Subsidiaries).  There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.  The following condensed consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse Foods, Inc., its Guarantor Subsidiaries, its Non-Guarantor Subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet
September 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$—	$1,597	$1,859	$—	$3,456
Receivables, net	2,577	105,201	17,654	—	125,432
Inventories, net	—	277,346	35,347	—	312,693
Deferred income taxes	726	2,875	361		3,962
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	768	15,150	706	—	16,624
Total current assets	4,071	406,250	55,927		466,248
Property, plant and equipment, net	11,165	311,713	35,365	—	358,243
Goodwill	—	843,417	110,521	—	953,938
Investment in subsidiaries	1,166,929	133,881	—	(1,300,810)	—
Intercompany accounts receivable, net	626,546	(513,160)	(113,386)	—	—
Deferred income taxes	12,142	—	—	(12,142)	—
Identifiable intangible and other assets, net	34,685	306,025	82,923	—	423,633
Total assets	$1,855,538	$1,488,126	$171,350	$(1,312,952)	$2,202,062

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$33,363	$134,158	$21,306	$—	$188,827
Current portion of long-term debt	—	981	—	—	981
Deferred income taxes	—	642	16,163	—	16,805
Total current liabilities	33,363	135,781	37,469	—	206,613
Long-term debt	862,327	13,195	—	—	875,522
Deferred income taxes	8,947	149,990	—	(12,142)	146,795
Other long-term liabilities	13,998	22,231	—	—	36,229
Stockholders’ equity	936,903	1,166,929	133,881	(1,300,810)	936,903
Total liabilities and stockholders’ equity	$1,855,538	$1,488,126	$171,350	$(1,312,952)	$2,202,062

Condensed Supplemental Consolidating Balance Sheet
December 31, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets

Current assets:
Cash and cash equivalents	$1	$8	$4,406	$—	$4,415
Receivables, net	325	66,573	19,659	—	86,557
Inventories, net	—	229,185	35,748	—	264,933
Deferred income taxes	1,875	990	532	—	3,397
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	384	6,253	632	—	7,269
Total current assets	2,585	307,090	60,977	—	370,652
Property, plant and equipment, net	11,549	230,595	33,889	—	276,033
Goodwill	—	466,274	108,733	—	575,007
Investment in subsidiaries	1,054,776	94,804	—	(1,149,580)	—
Intercompany accounts receivable, net	87,643	65,683	(153,326)	—	—
Deferred income taxes	21,186	—	—	(21,186)	—
Identifiable intangible and other assets, net	14,328	65,156	83,252	—	162,736
Total assets	$1,192,067	$1,229,602	$133,525	$(1,170,766)	$1,384,428

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$31,458	$94,936	$22,425	$—	$148,819
Current portion of long-term debt	200	554	152	—	906
Total current liabilities	31,658	95,490	22,577	—	149,725
Long-term debt	390,037	11,603	—	—	401,640
Deferred income taxes	5,609	44,914	16,044	(21,186)	45,381
Other long-term liabilities	8,534	22,819	100	—	31,453
Stockholders’ equity	756,229	1,054,776	94,804	(1,149,580)	756,229
Total liabilities and stockholders’ equity	$1,192,067	$1,229,602	$133,525	$(1,170,766)	$1,384,428

Condensed Supplemental Consolidating Statement of Income
Three Months Ended September 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$408,383	$61,788	$(5,929)	$464,242
Cost of sales	—	312,472	47,462	(5,929)	354,005
Gross profit	—	95,911	14,326	—	110,237
Selling, general and administrative expense	10,784	38,450	5,067	—	54,301
Amortization	131	5,723	1,186	—	7,040
Other operating expense, net		1,103	—	—	1,103
Operating (loss) income	(10,915)	50,635	8,073	—	47,793
Interest expense (income), net	12,585	(3,146)	3,428	—	12,867
Other income, net	(1,081)	(413)	(390)	—	(1,884)
(Loss) income from continuing operations, before income taxes	(22,419)	54,194	5,035	—	36,810
Income taxes (benefit)	(7,502)	18,426	1,019	—	11,943
Equity in net income of subsidiaries	39,784	4,016	—	(43,800)	—
Net income (loss)	$24,867	$39,784	$4,016	$(43,800)	$24,867

Condensed Supplemental Consolidating Statement of Income
Three Months Ended September 30, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$325,971	$61,404	$(8,510)	$378,865
Cost of sales	—	255,885	50,972	(8,510)	298,347
Gross profit	—	70,086	10,432	—	80,518
Selling, general and administrative expense	9,601	31,361	5,461	—	46,423
Amortization	231	1,902	1,242	—	3,375
Other operating expense, net	—	(14,354)	—	—	(14,354)
Operating (loss) income	(9,832)	51,177	3,729	—	45,074
Interest expense (income), net	4,566	(3,368)	3,588	—	4,786
Other income (expense), net	(23)	1,783	(4,879)	—	(3,119)
(Loss) income from continuing operations, before income taxes	(14,375)	52,762	5,020	—	43,407
Income taxes (benefit)	(2,259)	15,163	2,439	—	15,343
Equity in net income (loss) of subsidiaries	40,180	2,581	—	(42,761)	—
Net income (loss)	$28,064	$40,180	$2,581	$(42,761)	$28,064

Condensed Supplemental Consolidating Statement of Income
Nine Months Ended September 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,143,184	$184,757	$(20,380)	$1,307,561
Cost of sales	—	876,305	146,471	(20,380)	1,002,396
Gross profit	—	266,879	38,286	—	305,165
Selling, general and administrative expense	36,564	112,103	16,879	—	165,546
Amortization	394	14,867	3,513	—	18,774
Other operating income, net	—	861	—	—	861
Operating (loss) income	(36,958)	139,048	17,894	—	119,984
Interest expense (income), net	30,923	(9,673)	10,223	—	31,473
Other (income) expense, net	(3,007)	975	(3,128)	—	(5,160)
(Loss) income from continuing operations, before income taxes	(64,874)	147,746	10,799	—	93,671
Income taxes (benefit)	(22,734)	50,781	2,786	—	30,833
Equity in net income of subsidiaries	104,978	8,013	—	(112,991)	—
Net income (loss)	$62,838	$104,978	$8,013	$(112,991)	$62,838

Condensed Supplemental Consolidating Statement of Income
Nine Months Ended September 30, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$946,877	$188,248	$(28,259)	$1,106,866
Cost of sales	—	746,433	156,619	(28,259)	874,793
Gross profit	—	200,444	31,629	—	232,073
Selling, general and administrative expense	25,118	94,221	17,018	—	136,357
Amortization	694	5,736	3,524	—	9,954
Other operating expense, net	—	(13,929)	—	—	(13,929)
Operating (loss) income	(25,812)	114,416	11,087	—	99,691
Interest expense (income), net	13,640	(9,829)	10,294	—	14,105
Other income, net	(1,229)	(422)	(4,537)	—	(6,188)
(Loss) income from continuing operations, before income taxes	(38,223)	124,667	5,330	—	91,774
Income taxes (benefit)	(13,577)	43,399	2,731	—	32,553
Equity in net income of subsidiaries	83,867	2,599	—	(86,466)	—
Net income	$59,221	$83,867	$2,599	$(86,466)	$59,221

Condensed Supplemental Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(16,185)	$163,284	$3,553	$—	$150,652
Cash flows from investing activities:
Additions to property, plant and equipment	(64)	(25,839)	(4,574)	—	(30,477)
Additions to other intangible assets	(9,482)	(5,842)	(1,464)	—	(16,788)
Acquisition of business, net of cash acquired	—	(664,655)	—	—	(664,655)
Proceeds from sale of fixed assets	—	16	—	—	16
Net cash used in investing activities	(9,546)	(696,320)	(6,038)	—	(711,904)
Cash flows from financing activities:
Proceeds from issuance of debt for acquisitions	400,000	—	—	—	400,000
Borrowings under revolving credit facility	324,600	—	—	—	324,600
Payments under revolving credit facility	(251,300)	—	—	—	(251,300)
Payments on capitalized lease obligations	—	(682)	(154)	—	(836)
Intercompany transfer	(535,307)	535,307	—	—	—
Proceeds from issuance of common stock, net of expenses	110,688	—	—	—	110,688
Payment of deferred financing costs	(10,783)	—	—	—	(10,783)
Excess tax (deficiency) benefits from stock-based payment arrangements	(440)	—	—	—	(440)
Cash used to net share settle equity awards	(15,334)	—	—	—	(15,334)
Proceeds from stock option exercises	3,606	—	—	—	3,606
Net cash provided by financing activities	25,730	534,625	(154)	—	560,201
Effect of exchange rate changes on cash and cash equivalents	—	—	92	—	92
Net decrease in cash and cash equivalents	(1)	1,589	(2,547)	—	(959)
Cash and cash equivalents, beginning of period	1	8	4,406	—	4,415
Cash and cash equivalents, end of period	$0	$1,597	$1,859	$—	$3,456

Condensed Supplemental Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(67,918)	$82,141	$14,704	$—	$28,927
Cash flows from investing activities:
Additions to property, plant and equipment	(39)	(28,537)	(2,301)	—	(30,877)
Proceeds from sale of fixed assets	—	35	—	—	35
Net cash used in investing activities	(39)	(28,502)	(2,301)		(30,842)
Cash flows from financing activities:
Borrowings under revolving credit facility	248,500	—	—	—	248,500
Payments under revolving credit facility	(248,900)	—	—	—	(248,900)
Payments on capitalized lease obligations	—	(549)	—	—	(549)
Intercompany transfer	65,215	(53,090)	(12,125)	—	—
Proceeds from stock option exercises	3,405	—	—	—	3,405
Excess tax benefits from stock based payment arrangements	60	—	—	—	60
Cash used to net share settle equity awards	(324)	—	—	—	(324)
Net cash provided by financing activities	67,956	(53,639)	(12,125)	—	2,192
Effect of exchange rate changes on cash and cash equivalents	—	—	690	—	690
Net decrease in cash and cash equivalents	(1)	—	968	—	967
Cash and cash equivalents, beginning of period	12	7	2,668	—	2,687
Cash and cash equivalents, end of period	$11	$7	$3,636	$—	$3,654

22.	Subsequent Events

On October 27, 2010, the Company entered into an Amended and Restated Credit Agreement with a group of participating lenders which amends and restates the Credit Agreement dated June 27, 2005 (as amended) and was to expire August 31, 2011.  The Amended and Restated Credit Agreement provides for an increase in the aggregate commitment under the revolving credit facility from $600 million to $750 million and extends the maturity to October 27, 2015.  The interest rate under the Amended and Restated Credit Agreement will be based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.50% to 2.50% or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.50% to 1.50%.  Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing.  The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio.

On October 28, 2010, the Company acquired all of the outstanding securities of STSF Holdings, Inc. (Holdings) for approximately $180 million in cash (subject to adjustment) plus up to an additional $15 million if S.T. Specialty Foods, Inc. achieves certain earnings targets for the twelve month period ending December 31, 2010.  S.T. Specialty Foods, Inc., a wholly owned subsidiary of Holdings, has annual net sales of approximately $100 million and is a manufacturer of private label macaroni and cheese, skillet dinners and other value-added side dishes.  The acquisition will add another category to the Company’s product portfolio for the retail grocery channel.  The acquisition was financed through the Company’s Amended and Restated Credit Agreement.  Due to the timing of the acquisition, information required to adequately provide proforma disclosures is not available.  We expect this information to be available in sufficient detail later in the fourth quarter and will be disclosed in our annual report on Form 10-K.

Following the completion of the acquisition, Holdings and S.T. Specialty Foods will become guarantors under the Amended and Restated Credit Agreement and the indentures governing the Company’s 6.03% senior notes due 2013 and High Yield Notes due 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a food manufacturer servicing primarily the retail grocery and foodservice channels.  Its products include non-dairy powdered coffee creamer; canned soup, salad dressings and sauces; sugar free drink mixes and sticks, instant oatmeal and hot cereals, salsa and Mexican sauces; jams and pie fillings under the E.D. Smith brand name; pickles and related products; infant feeding products; and other food products including aseptic sauces, refrigerated salad dressings, and liquid non-dairy creamer.  TreeHouse believes it is the largest manufacturer of pickles and non-dairy powdered creamer in the United States and the largest manufacturer of private label salad dressing, drink mixes and instant hot cereals in the United States and Canada based on sales volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and nine months ended September 30, 2010 and 2009.  Also discussed is our financial position, as of the end of those periods.  This should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

•
Our Food Away From Home segment sells pickle products, non-dairy powdered creamers, Mexican sauces, aseptic products, hot cereals and refrigerated products, and sauces to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

•
Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including for repackaging in portion control packages and for use as an ingredient by other food manufacturers.  Export sales are primarily to industrial customers outside North America.

Current economic conditions remain constrained and the Company has continued to focus its efforts on volume, cost containment and margin improvement.  This strategy, along with the addition of Sturm, has resulted in direct operating income growth of 47.6% and 40.5% for the three and nine months ended September 30, 2010, when compared to the three and nine months ended September 30, 2009.

Recent Developments

On October 27, 2010, the Company entered into an Amended and Restated Credit Agreement with a group of participating lenders which amends and restates the Credit Agreement dated June 27, 2005 (as amended) and was to expire August 31, 2011.  The Amended and Restated Credit Agreement provides for an increase in the aggregate commitment under the revolving credit facility from $600 million to $750 million and extends the maturity to October 27, 2015.  The interest rate under the Amended and Restated Credit Agreement is based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.50% to 2.50% or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.50% to 1.50%.  Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing.  The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio.

On October 28, 2010, the Company acquired all of the outstanding securities of STSF Holding, Inc. (Holdings) for approximately $180 million in cash (subject to adjustment) plus up to an additional $15 million in cash if S.T. Specialty Foods, Inc. achieves certain earnings targets for the twelve month period ending December 31, 2010.  S.T. Specialty Foods, Inc., a wholly owned subsidiary of Holdings, has annual net sales of approximately $100 million and is a manufacturer of private label macaroni and cheese, skillet dinners and other value-added side dishes.  The acquisition will add another category to our product portfolio for the retail grocery channel.  The acquisition was financed through the Company’s Amended and Restated Credit Agreement.

During the second and third quarter of 2010, the Company recorded charges of $4.6 million and $0.3 million, respectively, to better align the cost structure of the infant feeding business with its volume.  Costs related to excess inventory are included in the Gross profit line of the Condensed Consolidated Statements of Income.  Fixed asset write-downs and severance costs are included in the Other operating expense (income), net line of the Condensed Consolidated Statements of Income.

In connection with the formation of the Company, the Board of Directors of the Company adopted a stockholder rights plan that became effective June 27, 2005.  The plan had a life of five years.  The stockholder rights plan expired on June 27, 2010 and was not renewed.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$464,242	100.0%	$378,865	100.0%	$1,307,561	100.0%	$1,106,866	100.0%
Cost of sales	354,005	76.3	298,347	78.7	1,002,396	76.7	874,793	79.0
Gross profit	110,237	23.7	80,518	21.3	305,165	23.3	232,073	21.0
Operating expenses:
Selling and distribution	28,740	6.2	25,671	6.8	86,423	6.6	79,969	7.2
General and administrative	25,561	5.5	20,752	5.5	79,123	6.0	56,388	5.1
Other operating expenses (income), net	1,103	0.2	(14,354)	(3.8)	861	0.1	(13,929)	(1.2)
Amortization expense	7,040	1.5	3,375	0.9	18,774	1.4	9,954	0.9
Total operating expenses	62,444	13.4	35,444	9.4	185,181	14.1	132,382	12.0
Operating income	47,793	10.3	45,074	11.9	119,984	9.2	99,691	9.0
Other expenses (income):
Interest expense, net	12,867	2.8	4,786	1.2	31,473	2.4	14,105	1.2
Gain on foreign currency exchange	(46)	—	(2,968)	(0.8)	(2,116)	(0.2)	(4,772)	(0.4)
Other income, net	(1,838)	(0.4)	(151)	—	(3,044)	(0.2)	(1,416)	(0.1)
Total other expense	10,983	2.4	1,667	0.4	26,313	2.0	7,917	0.7
Income before income taxes	36,810	7.9	43,407	11.5	93,671	7.2	91,774	8.3
Income taxes	11,943	2.5	15,343	4.1	30,833	2.4	32,553	2.9
Net income	$24,867	5.4%	$28,064	7.4%	$62,838	4.8%	$59,221	5.4%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Sales — Third quarter net sales increased 22.5% to $464.2 million in 2010 compared to $378.9 million in the third quarter of 2009.  The increase is driven by the acquisition of Sturm in March 2010, higher volumes in the North American Retail Grocery and Industrial and Export segments and favorable foreign currency exchange rates between the U.S. and Canadian dollar, partially offset by price decreases in legacy businesses.  Net sales by segment are shown in the following table:

	Three Months Ended September 30,
			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$319,174	$238,891	$80,283	33.6%
Food Away From Home	83,330	78,982	4,348	5.5%
Industrial and Export	61,738	60,992	746	1.2%
Total	$464,242	$378,865	$85,377	22.5%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers.  Cost of sales as a percentage of net sales was 76.3% in the third quarter of 2010 compared to 78.7% in 2009.  Contributing to the reduction in cost of sales, as a percent of net sales, is the Company’s focus on purchasing savings and packaging efficiencies.  The underlying commodity cost of raw materials and packaging supplies is beginning to trend higher.  Decreases in the cost of raw materials and ingredients were partially offset by increases in packaging materials in the third quarter of 2010 compared to 2009.

Operating Expenses — Total operating expenses were $62.4 million during the third quarter of 2010 compared to $35.4 million in 2009.  The increase in 2010 resulted from the following:

Selling and distribution expenses increased $3.1 million or 12.0% in the third quarter of 2010 compared to 2009 primarily due to the addition of Sturm.  Selling and distribution expenses as a percentage of total revenues decreased to 6.2% in 2010 from 6.8% in 2009, mainly due to improved efficiencies on our outbound freight and a reduction in incentive based compensation.

General and administrative expenses increased $4.8 million in the third quarter of 2010 compared to 2009.  The increase is primarily related to incremental general and administrative costs of Sturm plus increases in stock based compensation and consulting fees, offset by a decrease in incentive compensation.

Other operating expenses were $1.1 million in the third quarter of 2010 primarily due to costs associated with the exit of a third party warehouse and the realignment of the infant feeding business, compared to income of $14.4 million in 2009 due to the gain on our insurance settlement related to the fire at our New Hampton, Iowa plant.

Amortization expense increased $3.7 million in the third quarter of 2010 compared to 2009, due primarily to the additional intangible assets acquired in the Sturm acquisition.

Interest Expense, net — Interest expense increased to $12.9 million in the third quarter of 2010, compared to $4.8 million in 2009 primarily due to an increase in debt resulting from the Sturm acquisition.

Foreign Currency — The Company’s foreign currency gain was $46 thousand for the three months ended September 30, 2010 compared to a gain of $3.0 million in 2009, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Income Taxes — Income tax expense was recorded at an effective rate of 32.4% in the third quarter of 2010 compared to 35.3% in the prior year’s quarter.  The Company’s tax rate is lower in 2010 due to a lower state tax rate resulting from the acquisition of Sturm and increased benefit for the deduction for domestic production activities.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 — Results by Segment

North American Retail Grocery —

	Three Months Ended September 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$319,174	100.0%	$238,891	100.0%
Cost of sales	236,416	74.1	183,240	76.8
Gross profit	82,758	25.9	55,651	23.2
Freight out and commissions	14,036	4.4	12,019	5.0
Direct selling and marketing	7,859	2.4	6,738	2.8
Direct operating income	$60,863	19.1%	$36,894	15.4%

Net sales in the North American Retail Grocery segment increased by $80.3 million, or 33.6% in the third quarter of 2010 compared to 2009.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$238,891
Volume	6,306	2.6%
Pricing	(4,950)	(2.1)
Acquisition	78,361	32.8
Foreign currency	2,473	1.1
Mix/other	(1,907)	(0.8)
2010 Net sales	$319,174	33.6%

The increase in net sales from 2009 to 2010 resulted primarily from the acquisition of Sturm, higher volume and foreign currency fluctuations. Overall volume is higher in the third quarter of 2010 compared to that of 2009, primarily due to increases in the pickle, Mexican sauces and soup product categories partially offset by declines in our infant feeding products.

Cost of sales as a percentage of net sales decreased from 76.8% in the third quarter of 2009 to 74.1% in 2010 primarily due to net declines in raw materials and ingredients, offset by a slight increase in packaging costs.

Freight out and commissions paid to independent sales brokers were $14.0 million in the third quarter of 2010 compared to $12.0 million in 2009, an increase of 16.8%, primarily due the addition of Sturm, offset by efficiencies in our outbound freight.

Direct selling and marketing expenses increased $1.1 million in the third quarter of 2010 compared to 2009, primarily due to the addition of Sturm and an increase in stock based compensation, offset by a decrease in incentive compensation.

Food Away From Home —

	Three Months Ended September 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$83,330	100.0%	$78,982	100.0%
Cost of sales	66,236	79.5	65,702	83.2
Gross profit	17,094	20.5	13,280	16.8
Freight out and commissions	2,729	3.3	2,627	3.3
Direct selling and marketing	1,590	1.9	1,628	2.1
Direct operating income	$12,775	15.3%	$9,025	11.4%

Net sales in the Food Away From Home segment increased by $4.3 million, or 5.5%, in the third quarter of 2010 compared to the prior year.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$78,982
Volume	(1,306)	(1.6)%
Pricing	507	0.6
Acquisition	5,052	6.4
Foreign currency	571	0.7
Mix/other	(476)	(0.6)
2010 Net sales	$83,330	5.5%

Net sales increased during the third quarter of 2010 compared to 2009 primarily due to the addition of Sturm offset by decreases in volume in our legacy product lines.

Cost of sales as a percentage of net sales decreased from 83.2% in the third quarter of 2009 to 79.5% in 2010, due to net declines in raw materials and ingredients, offset by a slight increase in certain packaging costs and improved productivity at the segment’s aseptic plant.

Freight out and commissions paid to independent sales brokers were $2.7 million in the third quarter of 2010 compared to $2.6 million in 2009, an increase of 3.9%, primarily due to the addition of Sturm, offset by improved efficiencies on our outbound freight and higher levels of customer pickups.

Direct selling and marketing was $1.6 million in the third quarter of 2010 and 2009.

Industrial and Export —

	Three Months Ended September 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$61,738	100.0%	$60,992	100.0%
Cost of sales	51,353	83.2	49,232	80.7
Gross profit	10,385	16.8	11,760	19.3
Freight out and commissions	1,265	2.0	1,396	2.3
Direct selling and marketing	457	0.8	508	.8
Direct operating income	$8,663	14.0%	$9,856	16.2%

Net sales in the Industrial and Export segment increased $0.7 million or 1.2% in the third quarter of 2010 compared to the prior year.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$60,992
Volume	5,937	9.7%
Pricing	(817)	(1.3)
Acquisition	2,691	4.4
Foreign currency	59	0.1
Mix/other	(7,124)	(11.7)
2010 Net sales	$61,738	1.2%

The increase in net sales is due to the addition of Sturm and volume increases in the co-pack business offset by an unfavorable sales mix and price decreases, as underlying commodity cost decreases were passed through to customers.

Cost of sales as a percentage of net sales increased from 80.7% in the third quarter of 2009 to 83.2% in 2010 primarily due to higher co-pack sales which have lower margins.

Freight out and commissions paid to independent sales brokers were $1.3 million in the third quarter of 2010 and $1.4 million in the third quarter of 2009.

Direct selling and marketing was $0.5 million in the third quarter of 2010 and 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Sales — Net sales increased 18.1% to $1,307.6 million in 2010 compared to $1,106.9 million in the first nine months of 2009.  The increase is driven by the acquisition of Sturm in March 2010, volume increases in legacy businesses, and favorable foreign currency exchange rates between the U.S. and Canadian dollar.  Net sales by segment are shown in the following table:

	Nine Months Ended September 30,
			$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$888,254	$705,426	$182,828	25.9%
Food Away From Home	237,099	220,764	16,335	7.4%
Industrial and Export	182,208	180,676	1,532	0.8%
Total	$1,307,561	$1,106,866	$200,695	18.1%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers.  Cost of sales as a percentage of net sales was 76.7% in the first nine months of 2010 compared to 79.0% in 2009.  Contributing to the reduction in cost of sales, as a percent of net sales, is the Company’s focus on purchasing savings and packaging efficiencies.  The underlying commodity cost of raw materials and packaging supplies is beginning to trend higher.  Decreases in the cost of raw materials, ingredients and packaging materials in the first nine months of 2010 compared to 2009 were partially offset by the write-off of excess infant feeding inventories.

Operating Expenses — Total operating expenses were $185.2 million during the first nine months of 2010 compared to $132.4 million in 2009.  The increase in 2010 resulted from the following:

Selling and distribution expenses increased $6.5 million or 8.1% in the first nine months of 2010 compared to 2009 primarily due to the addition of Sturm.  Selling and distribution expenses as a percentage of total revenues decreased to 6.6% in 2010 from 7.2% in 2009, due to improved efficiencies on our outbound freight and reduction in incentive based compensation.

General and administrative expenses increased $22.7 million in the first nine months of 2010 compared to 2009.  The increase is primarily related to incremental general and administrative costs of Sturm, Sturm acquisition costs, stock based compensation, and increases related to consulting fees, offset by a decrease in incentive based compensation.

Amortization expense increased $8.8 million in the first nine months of 2010 compared to the first nine months of 2009, due primarily to the additional intangible assets acquired in the Sturm acquisition.

Other operating expense was $0.9 million in the first nine months of 2010 compared to operating income of $13.9 million in the first nine months of 2009.  Expense in 2010 was primarily related to costs associated with the realignment of the infant feeding business offset by the gain on a postretirement plan curtailment at our Dixon facility.  Income in 2009 was related to the gain on our insurance settlement relating to a fire at our New Hampton, Iowa plant.

Interest Expense, net — Interest expense increased to $31.5 million in the first nine months of 2010, compared to $14.1 million in 2009, primarily due to an increase in debt in connection with the Sturm acquisition.

Foreign Currency — The Company’s foreign currency gain was $2.1 million for the nine months ended September 30, 2010 compared to a gain of $4.8 million in 2009, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Income Taxes — Income tax expense was recorded at an effective rate of 32.9% in the first nine months of 2010 compared to 35.5% in 2009.  The Company’s tax rate is lower in 2010 due to a lower state tax rate resulting from the Sturm acquisition and increased benefits for the deduction for domestic production activities.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith, Canadian acquisition.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 — Results by Segment

North American Retail Grocery —

	Nine Months Ended September 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$888,254	100.0%	$705,426	100.0%
Cost of sales	668,348	75.2	539,451	76.5
Gross profit	219,906	24.8	165,975	23.5
Freight out and commissions	41,404	4.7	37,558	5.3
Direct selling and marketing	23,547	2.7	21,290	3.0
Direct operating income	$154,955	17.4%	$107,127	15.2%

Net sales in the North American Retail Grocery segment increased by $182.8 million, or 25.9% in the first nine months of 2010 compared to the third quarter of 2009.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$705,426
Volume	11,427	1.6%
Pricing	(6,655)	(0.9)
Acquisition	168,602	23.9
Foreign currency	15,558	2.2
Mix/other	(6,104)	(0.9)
2010 Net sales	$888,254	25.9%

The increase in net sales from 2009 to 2010 resulted from the acquisition of Sturm, foreign currency fluctuations, and higher unit sales.  Overall volume is higher in the first nine months of 2010 compared to that of 2009, primarily due to new customers and line extensions in the pickle, Mexican sauces and salad dressings product lines.  These increases were partially offset by declines in our soup and infant feeding products.

Cost of sales as a percentage of net sales decreased from 76.5% in the first nine months of 2009 to 75.2% in 2010 primarily due to net declines in raw material, ingredient and packaging costs.  The segment continues to see improvements from last year’s salad dressing plant expansion.  Negatively impacting costs in 2010 is the revaluation of acquired inventories from the Sturm acquisition and the write-off of excess infant feeding inventory.

Freight out and commissions paid to independent sales brokers were $41.4 million in the first nine months of 2010 compared to $37.6 million in 2009, an increase of 10.2%, primarily due to the addition of Sturm.

Direct selling and marketing expenses increased $2.3 million, or 10.6% in the first nine months of 2010 compared to 2009 due to the Sturm acquisition and an increase in stock based compensation offset by a decrease in incentive compensation.

Food Away From Home —

	Nine Months Ended September 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$237,099	100.0%	$220,764	100.0%
Cost of sales	188,833	79.6	183,615	83.2
Gross profit	48,266	20.4	37,149	16.8
Freight out and commissions	7,891	3.4	7,755	3.5
Direct selling and marketing	5,458	2.3	5,266	2.4
Direct operating income	$34,917	14.7%	$24,128	10.9%

Net sales in the Food Away From Home segment increased by $16.3 million, or 7.4%, in the first nine months of 2010 compared to the prior year.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$220,764
Volume	(741)	(0.3)%
Pricing	2,683	1.2
Acquisition	10,262	4.6
Foreign currency	2,497	1.1
Mix/other	1,634	0.8
2010 Net sales	$237,099	7.4%

Net sales increased during the first nine months of 2010 compared to 2009 partially due to the acquisition of Sturm, foreign currency fluctuations and price increases.

Cost of sales as a percentage of net sales decreased from 83.2% in the first nine months of 2009 to 79.6% in 2010, due to net declines in raw material, ingredient and packaging costs and improved productivity at the segment’s aseptic plant.

Freight out and commissions paid to independent sales brokers were $7.9 million in the first nine months of 2010 compared to $7.8 million in 2009.

Direct selling and marketing increased $0.2 million in the first nine months of 2010 compared to 2009.

Industrial and Export —

	Nine Months Ended September 30,
	2010		2009
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$182,208	100.0%	$180,676	100.0%
Cost of sales	145,215	79.7	148,504	82.2
Gross profit	36,993	20.3	32,172	17.8
Freight out and commissions	3,987	2.2	4,279	2.4
Direct selling and marketing	1,348	0.7	1,427	0.8
Direct operating income	$31,658	17.4%	$26,466	14.6%

Net sales in the Industrial and Export segment increased $1.5 million or 0.8% in the first nine months of 2010 compared to the prior year.  The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$180,676
Volume	7,766	4.3%
Pricing	(6,010)	(3.3)
Acquisition	8,542	4.7
Foreign currency	781	0.4
Mix/other	(9,547)	(5.3)
2010 Net sales	$182,208	0.8%

The increase in net sales is primarily due to higher volumes in the co-pack business and the addition of the Sturm co-pack business.  The volume and acquisition increases were partially offset by price decreases, as the underlying commodity cost decreases were passed through to customers, and an unfavorable mix due to higher co-pack sales.

Cost of sales, as a percentage of net sales, decreased from 82.2% in the first nine months of 2009 to 79.7% in 2010 reflecting productivity improvements realized in the quarter and net declines in raw material, ingredient and packaging costs.

Freight out and commissions paid to independent sales brokers were $4.0 million in the first nine months of 2010 compared to $4.3 million in 2009, a decrease of 6.8%, due to improved efficiencies on our outbound freight and higher levels of customer pickups.

Direct selling and marketing was $1.3 million in the first nine months of 2010 and $1.4 million in the first nine months of 2009.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.  The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis.  If additional borrowings are needed, approximately $219.2 million was available under the revolving credit facility as of September 30, 2010.  This facility was amended and restated on October 27, 2010 and the aggregate commitment was increased from $600 million to $750 million.  After giving effect for our Amended and Restated Credit Agreement and the acquisition of STSF Holdings, Inc. approximately $200 million was available under the revolving credit facility as of October 28, 2010.  See Note 22 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility.  We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows is summarized in the following tables:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:

Net income	$62,838	$59,221
Depreciation and amortization	50,642	34,932
Stock-based compensation	11,817	9,951
Loss (gain) on foreign currency exchange	1,012	(4,465)
Mark to market adjustment on interest rate swap	(3,176)	(1,229)
Loss (gain) on disposition of assets, net	2,552	(12,612)
Curtailment of postretirement benefit obligation	(2,357)	—
Deferred income taxes	7,918	11,743
Changes in operating assets and liabilities, net of acquisitions	18,845	(68,674)
Other	561	60
Net cash provided by operating activities	$150,652	$28,927

Our cash from operations was $150.7 million in the first nine months of 2010 compared to $28.9 in the first nine months of 2009, resulting in an increase of $121.8 million.  The increase in cash from operating activities is due in part to higher levels of net income plus depreciation and amortization resulting from the acquisition of Sturm.  Also contributing to the increase in operating cash flows is a decrease in working capital, net of acquisitions resulting from management’s continuing efforts to manage accounts receivable, accounts payable and inventory levels.

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from investing activities:

Additions to property, plant and equipment	$(30,477)	$(30,877)
Additions to other intangible assets	(16,788)	—
Acquisition of business, net of cash acquired	(664,655)	—
Other	16	35
Net cash used in investing activities	$(711,904)	$(30,842)

In the first nine months of 2010, cash used in investing activities increased by $681.1 million compared to 2009 primarily due to the acquisition of Sturm for $664.7 million.

We expect capital spending programs to total approximately $72.0 million in 2010.  Capital spending in 2010 is focused on food safety, quality, productivity improvements, installation of an ERP system and routine equipment upgrades or replacements at all of our production facilities, and is funded by cash from operations.

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from financing activities:

Proceeds from issuance of debt for acquisitions	$400,000	$—
Borrowings under revolving credit facility	324,600	248,500
Payments under revolving credit facility	(251,300)	(248,900)
Proceeds from issuance of common stock, net of expenses	110,688	—
Payment of deferred financing costs	(10,783)	—
Proceeds from stock option exercises	3,606	3,405
Cash used to net share settle equity awards	(15,334)	(324)
Other	(1,276)	(489)
Net cash provided by financing activities	$560,201	$2,192

Net cash flow from financing activities increased from $2.2 million in the first nine months of 2009 to $560.2 million in 2010.  To finance the Sturm acquisition in the first quarter of 2010, we issued $400.0 million of new debt, common stock in the net amount of $110.7 million and borrowings under our revolving credit facility.  Cash provided by operating activities is used to pay down debt.

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

Debt Obligations

At September 30, 2010, we had $371.5 million in borrowings outstanding under our revolving credit facility, 7.75% High Yield Notes due 2018 of $400 million outstanding, Senior Notes of $100 million outstanding and $5.0 million of tax increment financing and other obligations.  Interest rates on debt outstanding under our revolving credit facility as of September 30, 2010 averaged 0.85%.  In addition, at September 30, 2010, there were $9.3 million in letters of credit under the revolver that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $600 million of which $219.2 million was available at September 30, 2010. After giving effect for our Amended and Restated Credit Agreement and the acquisition of STSF Holdings, Inc. approximately $200 million was available under the revolving credit facility as of October 28, 2010.

We are in compliance with the applicable debt covenants as of September 30, 2010.

See Notes 10 and 22 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements and the Amended and Restated Credit Agreement.

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

In 2010, we expect cash interest to be approximately $46.0 million based on anticipated debt levels and cash income taxes are expected to be approximately $28.8 million.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no material changes to our critical accounting policies in the nine months ended September 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

On October 27, 2010, the Company entered into an Amended and Restated Credit Agreement (Agreement) with a group of participating lenders which amends and restates the Credit Agreement dated June 27, 2005 (as amended) and was to expire August 31, 2011.  The Agreement provides for an increase in the aggregate commitment under the revolving credit facility from $600 million to $750 million, extends the maturity to October 27, 2015, amends certain definitions and increases interest and various fees payable to the lenders.  The interest rate under the Amended and Restated Credit Agreement is based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.50% to 2.50% or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.50% to 1.50%.  Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing.  The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk, other than our interest rate swap agreement, as of September 30, 2010.  Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates.  Based on our outstanding debt balance of $371.5 million under our revolving credit facility at September 30, 2010, and adjusting for the $200 million fixed rate swap agreement, as of September 30, 2010, each 1% rise in our interest rate would increase our interest expense by approximately $1.7 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly.  We experienced decreases in certain costs such as oils, casein, sweeteners and certain packaging materials in the nine months ended September 30, 2010 compared to 2009, however, we have recently incurred cost increases in certain packaging materials.  Contributing to the reduction in cost of sales, as a percent of net sales, is the Company’s focus on purchasing savings and packaging efficiencies.  The underlying commodity cost of input and packaging supplies is beginning to trend higher.  Fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, have stabilized in the past year.  In the second quarter of 2010, the Company entered into a 5.4 million pound High Density Polyethylene (“HDPE”) commodity swap contract that expires December 31, 2011 to manage the Company’s risk associated with the underlying commodity cost of a significant component used in certain packaging materials.  The objective in using this swap is to establish a fixed commodity cost over the term of the contract.  The contract will settle 0.3 million pounds on a monthly basis over the term of the contract.

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

Changes in the prices of our products may lag behind changes in the costs of our materials.  Competitive pressures may also limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs.  Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging and fuel costs, our operating profits and margins could be materially adversely affected.  In addition, in instances of declining input costs, customers may be looking for price reductions in situations where we have locked into pricing at higher costs.

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in the value of our foreign currency investment in E.D. Smith, located in Canada.  Input costs for certain Canadian sales are denominated in U.S. dollars, further impacting the effect foreign currency fluctuations may have on the Company.

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates.  Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.  For the nine months ended September 30, 2010 the Company recognized a gain of $7.9 million, of which $5.8 million was recorded as a component of Accumulated other comprehensive loss and $2.1 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other expense (income) line.  For the nine months ended September 30, 2009, the Company recognized a net foreign currency exchange gain of $32.2 million, of which $27.4 million was recorded as a component of Accumulated other comprehensive loss and $4.8 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Other expense (income) line.

The Company has entered into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets.  In August 2010, the Company entered into foreign currency contracts for the purchase of $4.0 million U.S. dollars.  The contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary.  These contracts expired by the end of September 2010.  For the three and nine months ended September 30, 2010, the Company recorded a gain on these contracts totaling approximately $0.1 million.  For the three and nine months ended September 30, 2009, the Company recorded a loss on these contracts totaling approximately $0.4 million and a gain of $0.2 million, respectively.

Item 4. Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, these disclosure controls and procedures were effective.  We have excluded Sturm from our evaluation of disclosure controls and procedures, as of September 30, 2010, because Sturm was acquired by the Company during the first quarter of 2010.  Sturm’s net assets, total assets and net revenues represented approximately 2%, 36% and, 14%, respectively, of the related Condensed Consolidated Financial Statement amounts as of and for the quarter ended September 30, 2010.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Westchester, IL

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company”) as of September 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2010

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

Item 6. Exhibits

2.1
Securities Purchase Agreement, dated as of September 13, 2010, among STSF Holdings LLC, STSF Holdings, Inc., S.T. Specialty Foods, Inc. and the Company is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 13, 2010.

2.2	Earnout Agreement between STSF Holdings, LLC and the Company is incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 13, 2010.

10.1	Amended and Restated Credit Agreement, dated as of October 27, 2010 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2010.

12.1	Computation of Ratio of Earnings to Fixed Changes

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at September30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2010.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

November 5, 2010