Form 10-K
period 2010-12-31
TreeHouse Foods, Inc.
filed 2011-02-15
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-32504

TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2311383 (I.R.S. employer identification no.)
2021 Spring Road, Suite 600 Oak Brook, IL (Address of principal executive offices)	60523 (Zip Code)

Registrant’s telephone number, including area code (708) 483-1300

Two Westbrook Corporate Center, Suite 1070
Westchester, IL 60154
(Former address if changed since last report)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2010, based on the $45.66 per share closing price on the New York Stock Exchange on such date, was approximately $1,570,232,971. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of January 31, 2011 was 35,441,562.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 28, 2011 are incorporated by reference into Part III of this Form 10-K.

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

TreeHouse is a Delaware corporation incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders which was completed on June 27, 2005. Since the Company began operating as an independent entity, it has expanded its product offerings through a number of acquisitions:

•	On April 24, 2006, the Company acquired the private label soup and infant feeding business from Del Monte Corporation (“Soup and Infant Feeding”).

•	On May 31, 2007, the Company acquired VDW Acquisition, Ltd (“San Antonio Farms”) a manufacturer of Mexican sauces.

•	On October 15, 2007, the Company acquired the assets of E.D. Smith Income Fund (“E.D. Smith”), a manufacturer of salad dressings, jams and various sauces.

•	On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”) a manufacturer of hot cereals and powdered drink mixes.

•	On October 28, 2010, the company acquired S.T. Specialty Foods, Inc. (“S.T. Foods”), a manufacturer of macaroni and cheese and skillet dinners.

We are a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered coffee creamers; private label canned soups; salad dressings and sauces; sugar free drink mixes; hot cereals; macaroni and cheese; skillet dinners; Mexican sauces; jams and pie fillings; pickles and related products; infant feeding products; aseptic sauces; refrigerated salad dressings and liquid non-dairy creamer. We manufacture and sell the following:

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

We discuss the following segments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”: North American Retail Grocery, Food Away From Home, and Industrial and Export. The key performance indicators of our segments are net sales dollars, and direct operating income, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct selling and marketing expenses.

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; condensed and ready to serve soups, broths and gravies; infant feeding products; salad dressings and sauces; pickles and related products; Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; hot cereals; macaroni and cheese and skillet dinners. During 2010, we exited the retail infant feeding business which included the Natures Goodness ® brand.

Our Food Away From Home segment sells non-dairy powdered creamers, pickle products, Mexican sauces, refrigerated dressings, aseptic products and hot cereals to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers; pickles; Mexican sauces; infant feeding products and refrigerated dressings. Export sales are primarily to industrial customers outside of North America.

See Note 22 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to the Company’s business segments.

We operate our business as Bay Valley Foods, LLC (“Bay Valley”), Sturm and S.T. Foods in the United States and E.D. Smith Foods, Ltd (“E.D. Smith”) in Canada. Bay Valley is a Delaware limited liability company, a wholly owned subsidiary of TreeHouse Foods, Inc. and holds all of the real estate and operating assets related to our business. E.D. Smith, Sturm and S.T. Foods are wholly owned subsidiaries of Bay Valley.

Recent Developments

On October 28, 2010, the Company acquired all of the outstanding securities of STSF Holdings, Inc. (Holdings) for approximately $180 million in cash (subject to adjustment) plus up to an additional $15 million in cash if S.T. Foods achieved certain earnings targets for the twelve month period ending December 31, 2010. The earnings targets were not met; therefore, no additional payment is required. S.T. Foods, a wholly owned subsidiary of Holdings, has annual net sales of approximately $100 million and is a manufacturer of private label macaroni and cheese, skillet dinners and other value-added side dishes. The acquisition added additional categories to our product portfolio for the retail grocery channel. The acquisition was financed through the Company’s revolving credit facility.

On October 27, 2010, the Company entered into an Amended and Restated Credit Agreement with a group of participating lenders which amended and restated the Credit Agreement dated June 27, 2005 (as amended) that was to expire August 31, 2011. The Amended and Restated Credit Agreement provides for an increase in the aggregate commitment under the revolving credit facility from $600 million to $750 million and extends the maturity to October 27, 2015. The interest rate under the Amended and Restated Credit Agreement is based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.25% to 2.05% or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 1.05%. In addition, a facility fee based on our consolidated leverage ratio ranging from 0.25% to 0.45% is due quarterly on the aggregate commitment under the credit facility. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and an interest coverage ratio.

For the year ended December 31, 2010, the Company recorded charges of $4.2 million related to the exit from the retail branded infant feeding business. Costs related to excess inventory are included in the Gross profit line of the Condensed Consolidated Statements of Income. Fixed asset write-downs and severance costs are included in the Other operating expense (income), net line of the Condensed Consolidated Statements of Income.

In connection with the formation of the Company, the Board of Directors of the Company adopted a stockholder rights plan that became effective June 27, 2005. The plan had a term of five years. The stockholder rights plan expired on June 27, 2010 and was not renewed.

On March 2, 2010, the Company acquired Sturm, a private label manufacturer of hot cereal and powdered soft drink mixes that serves retail and foodservice customers in the United States with annual sales of approximately $340 million. The acquisition of Sturm has strengthened the Company’s presence in private label dry grocery categories. The Company paid a cash purchase price of $664.7 million, before adjusting for a $3.3 million working capital adjustment to reduce the purchase price, for 100% of the issued and outstanding stock of Sturm. The $3.3 million working capital adjustment is recorded in the Receivables, net line of our Condensed Consolidated Balance Sheets as of December 31, 2010. The transaction was financed through the issuance of $400 million in high yield notes, the issuance of 2.7 million shares of Company common stock at $43.00 per share and borrowings under the Company’s credit facility.

Our Products

Financial information about our North American Retail Grocery, Food Away From Home, and Industrial and Export segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth percentages of consolidated net sales by major products, for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010		2009		2008
Products	Net Sales	%	Net Sales	%	Net Sales	%
	(Dollars in thousands)

Pickles	$328,058	18.1%	$316,976	21.0%	$325,579	21.7%
Soup and infant feeding	322,490	17.8	344,181	22.8	336,519	22.4
Non-dairy powdered creamer	305,659	16.8	323,926	21.4	351,838	23.4
Salad dressings	208,209	11.5	186,778	12.3	156,884	10.5
Jams and other sauces	165,622	9.1	155,771	10.3	153,927	10.3
Powdered drinks	154,751	8.5	—	—	—	—
Hot cereals	120,486	6.6	—	—	—	—
Aseptic products	88,119	4.9	84,493	5.6	83,198	5.5
Mexican sauces	74,725	4.1	64,520	4.3	52,718	3.5
Refrigerated products	31,777	1.7	35,008	2.3	39,987	2.7
Dry dinners	17,128	0.9	—	—	—	—

Total	$1,817,024	100.0%	$1,511,653	100.0%	$1,500,650	100.0%

Pickles — We produce pickles and a variety of related products, including peppers, pickled vegetables, sauces and syrups. We produce private label and regional branded offerings in the pickles category. These products are sold to supermarkets, mass merchandisers, foodservice and industrial customers. We believe we are the largest producer of pickles in the United States. Pickles and related products represented 18.1% of our consolidated net sales in 2010.

Soup and Infant Feeding — Soup, broth and gravy are produced and packaged in cans of various sizes, from single serve to larger sized cans. We primarily produce private label products sold to supermarkets and mass merchandisers. During 2010 we exited the retail infant feeding business which included the Nature’s Goodness® brand. We co-pack organic infant feeding products for a branded baby food company which is included in the Industrial and Export segment. In 2010, soup and infant feeding sales represented 17.8% of our consolidated net sales, with the majority of the sales coming from soup sold through the retail channel.

Non-Dairy Powdered Creamer — Non-dairy powdered creamer is used as coffee creamer or whitener and as an ingredient in baking, hot and cold beverages, gravy mixes and similar products. Product offerings in this category include private label and branded products packaged for grocery retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, such as portion control, repackaging and ingredient use by other food manufacturers. We believe we are the largest supplier of non-dairy powdered creamer in the United States. Non-dairy powdered creamer represented 16.8% of our consolidated net sales in 2010.

Salad Dressings — We produce both pourable and spoonable salad dressings. Our salad dressings are sold primarily to supermarkets and mass merchandisers throughout the United States and Canada, and encompass many flavor varieties. We believe we are the largest supplier of private label salad dressings in both the United States and Canada. Salad dressings represented 11.5% of our consolidated net sales in 2010.

Jams and Other Sauces — We produce jams, pie fillings and other sauces that we sell to supermarkets, mass merchandisers and foodservice customers in the United States and Canada. Jams and other sauces represented 9.1% of our consolidated net sales in 2010.

Powdered drinks — We produce a variety of powdered drink mixes, principally sugar free products, including lemonade, iced tea, energy, vitamin enhanced and isotonic sports drinks through our recently acquired subsidiary, Sturm. These products are sold primarily to supermarkets and mass merchandisers. Powdered drinks, since the March 2, 2010 acquisition of Sturm, represented 8.5% of our consolidated net sales in 2010.

Hot cereals — We also produce a variety of instant and cook-on-stove hot cereals, including oatmeal, farina and grits in single-serve instant packets and microwaveable bowls through our recently acquired subsidiary, Sturm. These products are sold primarily to supermarkets and mass merchandisers. Hot cereals, since the March 2, 2010 acquisition of Sturm, represented 6.6% of our consolidated net sales in 2010.

Aseptic Products — We produce aseptic products which includes cheese sauces and puddings. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. These products are sold primarily to foodservice customers in cans and flexible packages. Aseptic products represented 4.9% of our consolidated net sales in 2010.

Mexican Sauces — We produce a wide variety of Mexican sauces, including salsa, picante sauce, cheese dip, enchilada sauce and taco sauce that we sell to supermarkets, mass merchandisers and foodservice customers in the United States and Canada, as well as to industrial markets. Mexican sauces represented 4.1% of our consolidated net sales in 2010.

Refrigerated Products — We produce refrigerated salad dressings and liquid non-dairy creamer, which are sold to retail and foodservice customers. Refrigerated products represented 1.7% of our consolidated net sales in 2010.

Dry dinners — We produce private label macaroni and cheese, skillet dinners and other value added side dishes through our recently acquired subsidiary S.T. Foods. These products are sold to retail channels. Dry dinners represented 0.9% of our consolidated net sales in 2010 and includes sales from October 28, 2010, the acquisition date of S.T. Foods.

See Note 22 to the Consolidated Financial Statements for financial information by segment and sales by major products.

Customers and Distribution

We sell our products through various distribution channels, including retail grocery, foodservice distributors and industrial and export, which includes food manufacturers and repackagers of foodservice products. We have an internal sales force that manages customer relationships and our broker network, which is used for sales to retail and foodservice accounts. Industrial food products are generally sold directly to customers without the use of a broker. Most of our customers, including long-standing customers, purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will.

Products are shipped from our production facilities directly to customers, or from warehouse distribution centers, where products are consolidated for shipment to customers, if an order includes products manufactured in more than one production facility. We believe this consolidation of products enables us to improve customer service by offering our customers a single order, invoice and shipment.

We sell our products to a diverse customer base, including many of the leading grocery retailers and foodservice operators in the United States and Canada, and a variety of customers that purchase bulk products for industrial food applications. We currently supply more than 250 food retail customers in North America, including 49 of the 50 largest food retailers, and more than 450 foodservice customers, including 53 of the 100 largest restaurant chains and the 200 largest food distributors. A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2010, our ten largest customers accounted for approximately 52.1% of the Company’s consolidated net sales. For the years ended December 31, 2010, 2009 and 2008, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18.5%, 14.4% and 15.1%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented 22.6% and 13.3% of our total trade receivables as of December 31, 2010 and 2009, respectively.

Backlog

Our products are generally shipped from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlog is not material to our business.

Competition

We have several competitors in each of our segments. For sales of private label products to retailers, the principal competitive factors are price, product quality and quality of service. For sales of products to foodservice, industrial and export customers, the principal competitive factors are product quality and specifications, reliability of service and price. We believe we are the largest manufacturer of non-dairy powdered creamer and pickles in the United States and largest manufacturer of private label salad dressings, drink mixes and instant hot cereals in the United States and Canada based on sales volume.

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

The consolidation trend is continuing in the retail grocery and foodservice industries, and mass merchandisers are gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer large customers.

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

Brand names sold within the North American Retail Grocery segment include the following pickle brands, Farman’s ®, Nalley’s ®, Peter Piper ® and Steinfeld ®. Also sold are brands related to sauces and syrups that include, Bennett’s ®, Hoffman House ®, Roddenbery’s Northwoods ® and San Antonio Farms ®. Non-dairy powdered creamer is sold under our proprietary Cremora ® brand. Our refrigerated products are sold under the Mocha Mix ® and Second Nature ® brand names, and our jams and other sauces are sold under the E.D. Smith ® and Habitant ® brand names. Our oatmeal is sold under the McCann’s ® brand name.

Trade names used in our Food Away From Home segment include Schwartz ® and Saucemaker ®.

Seasonality

In the aggregate, total demand for our products does not vary significantly by quarter. However, sales of soup products have a higher percentage of sales in the fourth quarter and lower sales in the second quarter while dressings have higher sales in the second quarter. Pickles tend to have higher sales in the second quarter and non-dairy powdered creamer tends to have higher sales in the first and fourth quarters.

Foreign Operations and Geographic Information

Foreign sales information is set forth in Note 22 to the “Consolidated Financial Statements.”

Raw Materials and Supplies

Our raw materials consist of ingredients and packaging materials. Principle ingredients used in our operations include processed vegetables and meats, soybean oil, coconut oil, casein, oats, wheat, cheese, corn syrup, cucumbers, peppers and fruit. These ingredients generally are purchased under supply contracts, and we occasionally engage in forward buying, when we determine such buying to be to our advantage. We believe these ingredients to be generally available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass containers, plastic containers, corrugated containers, metal closures and metal cans, operating supplies and energy. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials to be generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging materials can adversely affect our performance, as price changes often lag behind changes in costs and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

For additional discussion of the risks associated with the raw materials used in our operations, see “Known Trends and Uncertainties — Prices of Raw Materials.”

Working Capital

Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of pickle and fruit production, driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarters, respectively. Our long-term financing needs will depend largely on potential acquisition activity. Our revolving credit facility, plus cash flow from operations, is expected to be adequate to provide liquidity for our current operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Research and Development

Our research facilities include a Research and Development Center in Pecatonica, Illinois, which focuses on the development of aseptic and powdered creamer products. Product development work for aseptic products is also carried out at our production facility in Dixon, Illinois. Research and development for our pickle products is carried out at our production facility in Green Bay, Wisconsin and hot cereals and powdered drinks in Manawa, Wisconsin. We conduct research and development activities for our soup and infant feeding products at our production facility in Pittsburgh, Pennsylvania. New formulations for salad dressings are created at our Seaforth, Canada location and new sauces and fruit based products are developed at our Winona, Canada facility. In addition, sample preparation, plant trials, ingredient approval and other quality control procedures are conducted at all our manufacturing facilities. Research and development expense totaled $10.5 million, $8.3 million, and $6.9 million in 2010, 2009, and 2008, respectively, and is included in the General and administrative line of the Consolidated Statements of Income.

Employees

As of December 31, 2010, our work force consisted of approximately 4,000 full-time employees in the United States and Canada.

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

We are subject to national and local environmental laws in the United States and in foreign countries in which we do business including laws relating to water consumption and treatment, air quality, waste handling and disposal and other regulations intended to protect public health and the environment. We are committed to meeting all applicable environmental compliance requirements.

The cost of compliance with U.S. and foreign laws does not have and is not expected to have, a material financial impact on our capital expenditures, earnings or competitive position.

Executive Officers

Sam K. Reed	64	Chairman of the Board of Directors. Mr. Reed has served as the Chief Executive Officer since January 2005.
David F. Vermylen	60	President and Chief Operating Officer and has served in this position since January 2005.
Dennis F. Riordan	53	Senior Vice President and Chief Financial Officer since January 2006.
Thomas E. O’Neill	55	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary. He has served in this position since January 2005.
Harry J. Walsh	55	Senior Vice President and President of Bay Valley Foods LLC. Previously Senior Vice President of Operations from January 2005 through July 2008.
Sharon M. Flanagan	45	Senior Vice President, Strategy.
Erik T. Kahler	44	Senior Vice President, Corporate Development.
Alan T. Gambrel	56	Senior Vice President, Human Resources and Chief Administrative Officer of Bay Valley Foods, LLC.

Item 1A.	Risk Factors

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

As of December 31, 2010, we had $977.4 million of outstanding indebtedness which included $472.6 million under our $750 million amended and restated revolving credit facility, which matures October 27, 2015, $100 million in senior notes from a private placement, which matures on September 30, 2013, and $400 million of high yield notes that mature March 1, 2018. The inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition, and results of operations. In addition, the inability to access additional borrowing at commercially reasonable terms could affect our ability to pursue additional acquisitions. U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused credit spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in debt markets, making financial terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt refinancing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets, or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business and could possibly increase our interest expense, which could have a material adverse effect on our financial results.

Increases in interest rates may negatively affect earnings.

As of December 31, 2010, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $422.6 million. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. As of December 31, 2010, each one percentage point change in interest rates would result in an approximate $4.2 million change in the annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates primarily related to raw material purchases. We manage the impact of foreign currency fluctuations related to raw material purchases through the use of foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiary, E.D. Smith.

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

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very strong. We expect that a significant portion of our net sales will continue to be derived from a small number of customers. For the year ended December 31, 2010, our ten largest customers accounted for approximately 52.1% of the Company’s consolidated net sales. These customers typically do not enter into written contracts, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality and customer service performance. If our product sales to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, results of operations and financial condition.

Increases in input costs, such as ingredients, packaging materials and fuel costs, could adversely affect earnings.

The costs of ingredients, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Many of the raw materials that we use in our products rose to unusually high levels during 2008, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. During 2010 and 2009, certain input costs decreased from the high levels experienced in 2008, while other input costs such as metal caps, glass and plastic containers have risen. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, rose to unusually high levels in the middle of 2008. Although these costs have recently moderated, we expect the volatile nature of these costs to continue.

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

Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase the use of discounting or promotional programs or increase marketing expenditures, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

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

Some customer buying decisions are based on a periodic bidding process in which the successful bidder is assured the selling of its selected product to the food retailer, super center or mass merchandiser until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price points. Either of these outcomes may adversely affect our results of operations.

We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business.

Consistent with our stated strategy, our future growth depends, in large part, on our acquisition of additional food manufacturing businesses, products or processes. As a result, our acquisition activity led to our acquisition of Sturm and S.T. Foods in 2010. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms.

Acquisitions, involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate businesses or technologies we acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations due to, among other things, the incurrence of debt, one time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.

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

Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs, capital expenditures and other financial obligations for us. We use natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned capital expenditures.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, system failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business. We are currently implementing an enterprise resource planning system throughout the Company.

Our business could be harmed by strikes or work stoppages by our employees.

Currently, approximately 51% of our full time hourly distribution, production and maintenance employees are covered by collective bargaining agreements with the International Brotherhood of Teamsters, United Food and Commercial Workers Union, or Retail, Wholesale and Department Store Union Central States Council. Two contract agreements expire in 2011. If a dispute with one of these unions or the employees they represent were to arise, production interruptions caused by work stoppages could occur. If a strike or work stoppage were to occur, our business, financial condition and results of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate the following production facilities, the majority of which are owned except for the facilities located in City of Industry, California; Mendota, Illinois and Springfield, Missouri. We also lease our principal executive offices in Oak Brook, Illinois. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. The following chart lists the location and principal products by segment produced at our production facilities at December 31, 2010:

Facility Location	Principal Products	Segment

Brooklyn Park, Minnesota	Macaroni and cheese and skillet dinners	1
City of Industry, California	Liquid non-dairy creamer and refrigerated salad dressings	1,2,3
Chicago, Illinois	Refrigerated foodservice pickles	2
Dixon, Illinois	Aseptic cheese sauces, puddings and gravies	2,3
Faison, North Carolina	Pickles, peppers and relish; syrup	1,2,3
Green Bay, Wisconsin	Pickles, peppers, relish and sauces	1,2,3
Kenosha, Wisconsin	Macaroni and cheese	1
Manawa, Wisconsin	Hot cereal and drink mixes	1,2,3
Mendota, Illinois	Soups, broths, and gravies	1,3
New Hampton, Iowa	Non-dairy powdered creamer	3
North East, Pennsylvania	Salad dressings	1,3
Pecatonica, Illinois	Non-dairy powdered creamer	3
Pittsburgh, Pennsylvania	Soups, broths, and gravies; baby food	1,3
Plymouth, Indiana	Pickles, peppers and relish	1,2,3
San Antonio, Texas	Mexican sauces	1,2,3
Seaforth, Ontario, Canada	Salad dressings, mayonnaise	1,3
Springfield, Missouri	Foodservice pickles	2
Wayland, Michigan	Non-dairy powdered creamer	1,3
Winona, Ontario, Canada	Jams, pie fillings and specialty sauces	1,2,3

Segments:	1.	North American Retail Grocery
	2.	Food Away From Home
	3.	Industrial and Export

Item 3.	Legal Proceedings

We are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Consolidated Financial Statements, annual results of operations or cash flows.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “THS.” The high and low sales prices of our common stock as quoted on the New York Stock Exchange for 2010 and 2009 are provided in the table below

	2010		2009
	High	Low	High	Low

First Quarter	$45.99	$36.84	$29.41	$24.28
Second Quarter	51.05	41.72	29.48	25.25
Third Quarter	50.06	39.63	38.19	28.00
Fourth Quarter	53.30	45.35	40.38	33.00

The closing sales price of our common stock on February 4, 2011 as reported on the NYSE, was $48.43 per share. On February 4, 2011, there were 4,128 shareholders of record of our common stock.

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

The Company did not purchase any shares of its common stock in either 2010 or 2009.

Performance Graph

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2005 through December 31, 2010. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P Small Cap 600 Index, Russell 2000 Index and a Peer Group Index consisting of the following group of companies selected based on the similar nature of their business: Kraft Foods Inc., Sara Lee Corp., General Mills, Inc., Kellogg Co., ConAgra Foods Inc., Archer Daniels Midland Co., H.J. Heinz Company, Campbell Soup Co., McCormick & Co. Inc., The JM Smucker Co., Del Monte Foods Co., Corn Products Int’l., Lancaster Colony Corp., Flowers Foods, Inc., Ralcorp Holdings Inc., The Hain Celestial Group, Inc., Snyders-Lance, Inc., J&J Snack Foods Corp., B&G Foods, Inc., American Italian Pasta Co., Farmer Bros. Inc. and Peet’s Coffee and Tea. The graph assumes an investment of $100 on December 31, 2005, in each of TreeHouse Foods’ common stock, the stocks comprising the S&P Small Cap 600 Index, Russell 2000 Index and the Peer Group Index.

COMPARISON OF CUMULATIVE TOTAL RETURN OF $100 AMONG TREEHOUSE FOODS, INC., S&P SMALL CAP 600 INDEX, RUSSELL 2000 INDEX AND THE PEER GROUP INDEX

Comparison of Cumulative Five Year Total Return

		Indexed Returns
		Years Ending
	Base
	Period
Company Name / Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
TreeHouse Foods, Inc.	$100	$166.67	$122.81	$145.51	$207.59	$272.92

S&P SmallCap 600 Index	100	115.12	114.78	79.11	99.34	125.48

Russell 2000 Index	100	118.37	116.51	77.15	98.11	124.46

Peer Group	100	125.32	133.36	110.26	129.74	147.11

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2010:

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities to	(b)	Future Issuance Under
	be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2,351,531	$28.38	614,151
Equity compensation plans not approved by security holders:
None	—	—	—

Total	2,351,531	$28.38	614,151

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2010 has been derived from our Consolidated Financial Statements. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements and related Notes.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Operating data:
Net sales	$1,817,024	$1,511,653	$1,500,650	$1,157,902	$939,396
Cost of sales	1,385,690	1,185,283	1,208,626	917,611	738,818

Gross profit	431,334	326,370	292,024	240,291	200,578
Operating expenses:
Selling and distribution	120,120	107,938	115,731	94,636	74,884
General and administrative	107,126	80,466	61,741	53,931	57,914
Amortization of intangibles	26,352	13,381	13,528	7,195	3,268
Other operating (income) expense, net	1,183	(6,224)	13,899	(415)	(19,842)

Total operating expenses	254,781	195,561	204,899	155,347	116,224

Operating income	176,553	130,809	87,125	84,944	84,354
Other (income) expense:
Interest expense	45,691	18,430	27,614	22,036	12,985
Interest income	—	(45)	(107)	(112)	(665)
(Gain) loss on foreign currency exchange	(1,574)	(7,387)	13,040	(3,469)	—
Other (income) expense, net	(3,964)	(2,263)	7,123	(36)	—

Total other expense	40,153	8,735	47,670	18,419	12,320

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Income from continuing operations, before income taxes	$136,400	$122,074	$39,455	$66,525	$72,034
Income taxes	45,481	40,760	10,895	24,873	27,333

Income from continuing operations	90,919	81,314	28,560	41,652	44,701
Income (loss) from discontinued operations, net of tax	—	—	(336)	(30)	155

Net income	$90,919	$81,314	$28,224	$41,622	$44,856

Basic earnings per common share:
Income from continuing operations	$2.59	$2.54	$.91	$1.33	$1.43
Income (loss) from discontinued operations	—	—	(.01)	—	.01

Net income	$2.59	$2.54	$.90	$1.33	$1.44

Diluted earnings per common share:
Income from continuing operations	$2.51	$2.48	$.91	$1.33	$1.42
Income (loss) from discontinued operations	—	—	(.01)	—	.01

Net income	$2.51	$2.48	$.90	$1.33	$1.43

Weighted average common shares:
Basic	35,079	31,982	31,341	31,203	31,158
Diluted	36,172	32,798	31,469	31,351	31,396
Other data:
Balance sheet data (at end of period):
Total assets	$2,391,248	$1,384,428	$1,355,682	$1,455,958	$935,623
Long-term debt	976,452	401,640	475,233	620,452	239,115
Other long-term liabilities	38,553	31,453	44,563	33,913	26,520
Deferred income taxes	194,917	45,381	27,485	27,517	4,293
Total stockholders’ equity	977,966	756,229	620,131	629,309	576,249

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We believe we are the largest manufacturer of private label salad dressings, drink mixes, and instant hot cereals in the United States and Canada, and the largest manufacturer of non-dairy powdered creamer and pickles in the United States, based upon total sales volumes. In 2010, based on available industry data, private label products sold in the retail grocery channel in the United States, which compete with branded products on the basis of equivalent quality at a lower price, represented approximately 36% of all shelf stable pickle products, approximately 54% of all non-dairy powdered creamer, approximately 24% of all salad dressings and approximately 18% of all canned soup.

We sell our products primarily to the retail grocery and foodservice channels. For the year ended December 31, 2010, sales to the retail grocery and foodservice channels represented 68.6% and 17.3%, respectively, of our consolidated net sales. The remaining 14.1% represented industrial and export sales. A majority of our sales are private label products.

We intend to grow our business profitably through the following strategic initiatives:

•	Expand Partnerships with Retailers: As grocery retailers become more demanding of their private label food product suppliers, they have come to expect strategic insight, product innovation, customer service and logistical economies of scale similar to those of our branded competitors. To this end, we are continually developing, investing in and expanding our private label food product offerings and capabilities in these areas. In addition to our low cost manufacturing, we have invested in research and development, product and packaging innovation, category management, information technology systems and other capabilities. We believe that these investments enable us to provide a broad and growing array of private label food products that generally meet or exceed the value and quality of branded competitors that have comparable sales, marketing, innovation and category management support. We believe that we are well positioned to expand our market share with grocery retailers given our differentiated capabilities, breadth of product offering and geographic reach.

•	Continue to Drive Growth and Profitability from our Existing Product Portfolio: We believe we can continue to drive organic growth from our existing product portfolio. Through insights gained from our Economic Value Added (“EVA”) analyses, we develop operating strategies that enable us to focus our resources and investments on products and categories that we believe offer the highest potential. Additionally, EVA analyses identify products and categories that lag the broader portfolio and require corrective action. We believe EVA analysis is a helpful tool which maximizes the full potential of our product offerings.

•	Leverage Cross-Selling Opportunities Across Customers, Sales Channels and Geographies: While we have high private label food product market shares in the United States for our non-dairy powdered creamer, soup, salad dressing and pickles, as well as high branded and private label food product market share in jams in Canada, we believe we still have significant potential for growth with grocery retailers and foodservice distributors that we either currently serve in a limited manner, or do not currently serve. We believe that our size and scale give us an advantage over smaller private label food product producers, many of whom provide only a single category or service to a single customer or geography. Our ability to service customers across North America and across a wider spectrum of products and capabilities provides many opportunities for cross-selling to customers who seek to reduce the number of private label food product suppliers they utilize.

•	Growth Through Acquisitions: We believe we have the expertise and demonstrated ability to identify and integrate value-enhancing acquisitions. We selectively pursue acquisitions of complementary businesses that we believe are a compelling strategic fit with our existing operations. Each potential acquisition is vigorously evaluated for merit utilizing a rigorous analysis that assesses targets for their market attractiveness, intrinsic value and strategic fit. We believe our past acquisitions, which include the Del Monte Soup and Infant Feeding business, San Antonio Farms and E.D. Smith, were each a success and consistent with our strategy. The 2010 acquisitions of Sturm and S.T. Foods were also consistent with this strategy and are expected to be successful in 2011 and beyond. Since we began operating as an independent company in 2005, our acquisitions have significantly added to our revenue base, enhanced margins and allowed us to expand from an initial base of two center-of-store, shelf stable food categories to twelve, including Sturm and S.T. Foods. We attempt to maintain conservative financial policies when pursuing acquisitions and our proven integration strategies have resulted in rapid deleveraging. By identifying targets that fit within our defined strategies, we believe we can continue to expand our product selection and continue our efforts to be the low-cost, high quality and innovative supplier of private label food products for our customers.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition and results of operations for the years ended December 31, 2010, 2009 and 2008. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

The Company completed its annual assessment of goodwill and intangible assets as of December 31, 2010 and did not have any impairments.

For most of 2010, the economy continued to show signs of weakness with continued high unemployment. The Company continued to focus its efforts on cost containment, margin improvement and volume retention. Our efforts resulted in direct operating income growth of 39.7%, 24.9% and 23.1% for the years ended December 31, 2010, 2009 and 2008, respectively.

The acquisition landscape in 2010, when compared to 2009, yielded better opportunities and more attractive acquisition targets. This improved landscape resulted in the acquisition of Sturm, for approximately $660 million and S.T. Foods for approximately $180 million. As we integrate these acquisitions into our operations, the Company expects to continue its pursuit of other attractive acquisition targets.

The Company’s exposure to foreign exchange rates is primarily limited to the Canadian dollar. For the year 2010, the U.S. dollar was relatively weak versus the Canadian dollar which resulted in a foreign currency gain of $1.6 million.

Recent Developments

On October 28, 2010, the Company acquired all of the outstanding securities of STSF Holdings, Inc. (“Holdings”) for approximately $180 million in cash (subject to adjustment) plus up to an additional $15 million in cash if S.T. Foods achieved certain earnings targets for the twelve month period ending December 31, 2010. The earnings targets were not met; therefore, no additional payment will be required. S.T. Foods, a wholly owned subsidiary of Holdings, has annual net sales of approximately $100 million and is a manufacturer of private label macaroni and cheese, skillet dinners and other value-added side dishes. The acquisition added additional categories to our product portfolio for the retail grocery channel. The acquisition was financed through the Company’s revolving credit facility.

On October 27, 2010, the Company entered into an Amended and Restated Credit Agreement with a group of participating lenders which amended and restated the Credit Agreement dated June 27, 2005 (as amended) that was to expire August 31, 2011. The Amended and Restated Credit Agreement provides for an increase in the aggregate commitment under the revolving credit facility from $600 million to $750 million and extends the maturity to October 27, 2015. The interest rate under the Amended and Restated Credit Agreement is based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.25% to 2.05% or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 1.05%. In addition, a facility fee based on our consolidated leverage ratio ranging from 0.25% to 0.45% is due quarterly on the aggregate commitment under the credit facility. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio.

For the year ended December 31, 2010, the Company recorded charges of $4.2 million related to the exit of the retail branded infant feeding business. Costs related to excess inventory are included in the Gross profit line of the Condensed Consolidated Statements of Income. Fixed asset write-downs and severance costs are included in the Other operating expense (income), net line of the Condensed Consolidated Statements of Income.

In connection with the formation of the Company, the Board of Directors of the Company adopted a stockholder rights plan that became effective June 27, 2005. The plan had a term of five years. The stockholder rights plan expired on June 27, 2010 and was not renewed.

On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a private label manufacturer of hot cereal and powdered soft drink mixes that serves retail and foodservice customers in the United States with annual sales of approximately $340 million. The acquisition of Sturm has strengthened the Company’s presence in private label dry grocery categories. The Company paid a cash purchase price of $664.7 million, before adjusting for a $3.3 million working capital adjustment to reduce the purchase price, for 100% of the issued and outstanding stock of Sturm. The $3.3 million working capital adjustment is recorded in the Receivables, net line of our Condensed Consolidated Balance Sheets as of December 31, 2010. The transaction was financed through the issuance of $400 million in high yield notes, the issuance of 2.7 million shares of Company common stock at $43.00 per share and borrowings under the Company’s credit facility.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2010		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$1,817,024	100.0%	$1,511,653	100.0%	$1,500,650	100.0%
Cost of sales	1,385,690	76.3	1,185,283	78.4	1,208,626	80.5

Gross profit	431,334	23.7	326,370	21.6	292,024	19.5
Operating expenses:
Selling and distribution	120,120	6.6	107,938	7.1	115,731	7.7
General and administrative	107,126	5.9	80,466	5.3	61,741	4.2
Amortization expense	26,352	1.5	13,381	0.9	13,528	0.9
Other operating (income) expense, net	1,183	—	(6,224)	(0.4)	13,899	0.9

Total operating expenses	254,781	14.0	195,561	12.9	204,899	13.7

Total operating income	176,553	9.7	130,809	8.7	87,125	5.8
Other (income) expense:
Interest expense	45,691	2.5	18,430	1.2	27,614	1.8
Interest income	—	—	(45)	—	(107)	—
(Gain) loss on foreign currency exchange	(1,574)	(0.1)	(7,387)	(0.5)	13,040	0.9
Other (income) expense, net	(3,964)	(0.2)	(2,263)	(0.1)	7,123	0.5

Total other expense	40,153	2.2	8,735	0.6	47,670	3.2

Income from continuing operations, before income taxes	136,400	7.5	122,074	8.1	39,455	2.6
Income taxes	45,481	2.5	40,760	2.7	10,895	0.7

Income from continuing operations	90,919	5.0	81,314	5.4	28,560	1.9
Loss from discontinued operations, net of tax	—	—	—	—	(336)	—

Net income	$90,919	5.0%	$81,314	5.4%	$28,224	1.9%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales — Net sales increased 20.2% to $1,817.0 million for the year ended December 31, 2010, compared to $1,511.7 million, for the year ended December 31, 2009. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,
	2010	2009	(Decrease)	(Decrease)
	(Dollars in thousands)

North American Retail Grocery	$1,247,126	$971,083	$276,043	28.4%
Food Away From Home	314,998	292,927	22,071	7.5
Industrial and Export	254,900	247,643	7,257	2.9

Total	$1,817,024	$1,511,653	$305,371	20.2%

Total net sales increased 20.2% as increases in volume and the impact of acquisitions and foreign currency were partially offset by decreases in pricing and a shift in sales mix.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales decreased to 76.3% in 2010 from 78.4% in the prior year. We experienced increases in certain costs such as glass and plastic containers in 2010 compared to 2009; however, these increases were more than offset by decreases in the cost of casein, oils, sweeteners and other ingredients. The combination of foreign currency fluctuations and a net decrease in costs partially offset by a decrease in pricing and a shift in sales mix in 2010 versus 2009 has resulted in improvement in our consolidated gross margins.

Operating Costs and Expenses — Operating expenses increased to $254.8 million in 2010 compared to $195.6 million in 2009. The increase in 2010 resulted from the following:

Selling and distribution expenses increased $12.2 million in 2010 compared to 2009. The increase is primarily due to the acquisition of Sturm and S.T. Foods. Selling and distribution expenses as a percentage of net sales decreased to 6.6% from 7.1% in 2009 due to improved efficiencies on our outbound freight and reduction in incentive based compensation.

General and administrative expenses increased $26.7 million in 2010 compared to 2009, which was primarily due to the acquisition of Sturm and S.T. Foods, acquisition costs, stock based compensation costs and consulting fees offset by a decrease in incentive based compensation.

Amortization expense increased from $13.4 million in 2009 to $26.4 million in 2010 due primarily to the addition of intangible assets acquired in the Sturm and S.T. Foods acquisitions.

Other operating expense was $1.2 million in 2010 compared to operating income of $6.2 million in 2009. Operating expense in 2010 primarily relates to costs associated with the exit from the branded baby food business partially offset by the gain on a postretirement plan curtailment at our Dixon facility. Income in 2009 was related to the $14.5 million gain on insurance settlement relating to a fire at our New Hampton, Iowa facility, partially offset by a $7.6 million impairment of our Nature’s Goodness® trademark.

Operating Income — Operating income in 2010 was $176.6 million, an increase of $45.7 million, or 35.0% from operating income of $130.8 million in 2009. Our operating margin was 9.7% in 2010 compared to 8.7% in 2009.

Other (income) expense — Other (income) expense includes interest expense, interest income, foreign exchange gains and losses, and other (income) and expenses.

Interest expense in 2010 was $45.7 million, an increase of $27.3 million from 2009 primarily due to higher debt levels in connection with the Sturm and S.T. Foods acquisitions.

The impact of changes in foreign currency resulted in a gain of $1.6 million in 2010 versus a gain in 2009 of $7.4 million. The 2010 gain is due to fluctuations in currency exchange rates between the U.S. and Canadian dollar. In 2009, approximately $4.9 million of the foreign currency gain was due to the revaluation of an intercompany note. The remaining $2.5 million of foreign currency gain in 2009 is primarily due to currency exchange on cross-border purchases by our Canadian subsidiary, E.D. Smith.

Other (income) expense was a gain of $4.0 million in 2010 versus a gain of $2.3 million in 2009. The increase is primarily related to the gain associated with the mark to market adjustment of our interest rate swap agreement, totaling approximately $4.0 million, compared to a gain of $2.1 million in 2009.

Income Taxes — Income tax expense was recorded at an effective rate of 33.3% for 2010 compared to 33.4% for 2009.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Results by Segment

North American Retail Grocery

	Year Ended December 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$1,247,126	100.0%	$971,083	100.0%
Cost of sales	933,734	74.9	738,002	76.0
Gross profit	313,392	25.1	233,081	24.0
Freight out and commissions	59,496	4.7	51,821	5.4
Direct selling and marketing	32,423	2.6	28,411	2.9

Direct operating income	$221,473	17.8%	$152,849	15.7%

Net sales in the North American Retail Grocery segment increased by $276.0 million, or 28.4%, for the year ended December 31, 2010 compared to the prior year. The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2009 Net sales	$971,083
Volume	3,511	0.4%
Pricing	(5,419)	(0.6)
Foreign currency	17,508	1.8
Acquisitions	266,512	27.4
Mix/other	(6,069)	(0.6)

2010 Net sales	$1,247,126	28.4%

The increase in net sales from 2009 to 2010 is due to the acquisition of Sturm and S.T. Foods, foreign currency fluctuations and higher unit sales. Overall volume is higher in 2010 compared to that of 2009, primarily due to new customers and line extensions in the pickle, Mexican sauces and salad dressings product lines. These increases were partially offset by declines in our soup and infant feeding products. During 2010, we exited the retail infant feeding business.

Cost of sales as a percentage of net sales decreased from 76.0% in 2009 to 74.9% in 2010 primarily due to net declines in raw material, ingredient and packaging costs. The segment continues to see improvements from last year’s salad dressing plant expansion. Negatively impacting costs in 2010 are the revaluation of acquired inventories from the Sturm and S.T. Foods acquisitions and the write-off of excess infant feeding inventory.

Freight out and commissions paid to independent brokers increased $7.7 million or 14.8%, to $59.5 million in 2010 compared to $51.8 million in 2009, primarily due to the Sturm and S.T. Foods acquisitions.

Direct selling and marketing was $32.4 million in 2010 compared to $28.4 million in 2009, an increase of $4.0 million or 14.1% primarily due to the Sturm and S.T. Foods acquisitions and an increase in stock based compensation expense offset by a decline in incentive compensation.

Food Away From Home

	Year Ended December 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)

Net sales	$314,998	100.0%	$292,927	100.0%
Cost of sales	249,508	79.2	239,971	81.9

Gross profit	65,490	20.8	52,956	18.1
Freight out and commissions	10,518	3.3	10,071	3.5
Direct selling and marketing	7,221	2.3	6,816	2.3

Direct operating income	$47,751	15.2%	$36,069	12.3%

Net sales in the Food Away From Home segment increased by $22.1 million, or 7.5%, for the year ended December 31, 2010 compared to the prior year. The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2009 Net sales	$292,927
Volume	(739)	(0.3)%
Pricing	2,893	1.0
Foreign currency	2,940	1.0
Acquisitions	14,771	5.0
Mix/other	2,206	0.8

2010 Net sales	$314,998	7.5%

Net sales increased in 2010 compared to 2009 due to the acquisition of Sturm, foreign currency fluctuations and price increases.

Cost of sales as a percentage of net sales decreased from 81.9% in 2009 to 79.2% in 2010, due to net declines in raw material, ingredient and packaging costs and improved productivity at the segment’s aseptic plant.

Freight out and commissions paid to independent brokers increased $447 thousand to $10.5 million in 2010 compared to $10.1 million in 2009, primarily due to the acquisition of Sturm.

Direct selling and marketing was $7.2 million in 2010 compared to $6.8 million in 2009, primarily due to the acquisition of Sturm.

Industrial and Export

	Year Ended December 31,
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)

Net sales	$254,900	100.0%	$247,643	100.0%
Cost of sales	202,448	79.4	203,970	82.4

Gross profit	52,452	20.6	43,673	17.6
Freight out and commissions	5,583	2.2	5,848	2.4
Direct selling and marketing	1,813	0.7	1,800	0.7

Direct operating income	$45,056	17.7%	$36,025	14.5%

Net sales in the Industrial and Export segment increased by $7.3 million, or 2.9%, for the year ended December 31, 2010 compared to the prior year. The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)

2009 Net sales	$247,643
Volume	4,487	1.8%
Pricing	(5,381)	(2.2)
Foreign currency	887	0.4
Acquisitions	11,083	4.4
Mix/other	(3,819)	(1.5)

2010 Net sales	$254,900	2.9%

The increase in net sales is primarily due to higher volumes in the co-pack business and the acquisition of the Sturm co-pack business. The volume and acquisition increases were partially offset by price decreases, as the underlying commodity cost decreases were passed through to customers, and an unfavorable mix due to higher co-pack sales.

Cost of sales, as a percentage of net sales, decreased from 82.4% in 2009 to 79.4% in 2010 reflecting productivity improvements and net declines in raw material, ingredient and packaging costs.

Freight out and commissions paid to independent sales brokers were $5.6 million in 2010 compared to $5.8 million in 2009, due to improved efficiencies on our outbound freight and higher levels of customer pickups.

Direct selling and marketing was $1.8 million in 2010 and 2009.

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

Other operating income was $6.2 million in 2009 compared to operating expense of $13.9 million in 2008. Income in 2009 was related to the $14.5 million gain on insurance settlement relating to a fire at our New Hampton, Iowa facility, partially offset by an $7.6 million impairment of our Nature’s Goodness ® trademark. Operating expense in 2008 reflected costs associated with the closure of our Portland, Oregon facility.

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

The decrease in net sales was primarily due to reduced volumes resulting from lower co-pack sales of branded products for other food companies. While the decline in net sales included the majority of the products sold within this segment, the most significant were in the non-dairy powdered creamer, soup and infant feeding products. Partially offsetting the volume declines was a favorable shift in the mix of products sold.

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

Known Trends and Uncertainties

Prices of Raw Materials

We were adversely affected by rising input costs during 2008, however, during 2010 and 2009 certain input costs decreased from these high levels. Costs of many of the raw materials used in our products rose to unusually high levels during 2008, including processed vegetables and meats, soybean oil, casein, cheese and packaging materials. Fluctuating fuel costs also impacted our results. While prices for many of our raw materials decreased during 2010, the Company expects moderate price volatility for the next year with an upward trend. We manage the impact, wherever possible, on commercially reasonable terms, by locking in prices on quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. In addition, in instances of declining input costs, customers may be looking for price reductions in situations where we have locked into purchases at higher costs.

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

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. Over the last three years, the Company has generated $525.1 million in cash flow from operating activities due to strong earnings and by focusing on working capital management. If additional borrowings are needed, approximately $268.2 million was available on the revolving credit facility as of December 31, 2010. This facility was amended and restated as of October 27, 2010. The aggregate commitment was increased from $600 million to $750 million and maturity date was extended to October 27, 2015. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable financial requirements.

Cash flows from operating activities:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income	$90,919	$81,314	$28,224
Depreciation & amortization	69,778	47,343	45,854
Stock-based compensation	15,838	13,303	12,193
(Gain) loss on foreign currency exchange	1,469	(4,932)	9,034
Curtailment of postretirement benefit obligations	(2,357)	—	—
Mark to market (gain) loss on derivative contracts	(4,363)	(2,104)	6,981
Loss (gain) on disposition of assets	3,159	(11,885)	(469)
Write-down of impaired assets	—	7,600	5,991
Deferred income taxes	9,199	18,596	5,314
Excess tax benefits from stock based compensation	(5,732)	(169)	(377)
Changes in operating assets and liabilities, net of acquisitions	66,580	(44,383)	62,428
Other	161	161	473

Net cash provided by continuing operations	244,651	104,844	175,646
Net cash provided by discontinued operations	—	—	(10)

Net cash provided by operating activities	$244,651	$104,844	$175,636

Our cash from operations was $244.7 million in 2010 compared to $104.8 million in 2009, resulting in an increase of $139.9 million. The increase in cash from operating activities is due in part to a higher level of net income excluding non-cash charges such as depreciation and amortization resulting from the growth of the business and the acquisitions of Sturm and S.T. Foods. Also contributing to the increase in operating cash flows is a decrease in working capital, net of acquisitions, resulting from management’s continuing efforts to manage accounts receivable, accounts payable and inventory levels.

Cash flows from investing activities:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

Additions to property, plant and equipment	$(39,543)	$(36,987)	$(55,471)
Additions to intangible assets	(22,110)	—	—
Insurance proceeds	—	2,863	12,047
Cash outflows for acquisitions, less cash acquired	(844,496)	—	(251)
Proceeds from sale of fixed assets	43	6	1,679

Net cash used in continuing operations	(906,106)	(34,118)	(41,996)
Net cash provided by discontinued operations	—	—	157

Net cash used in investing activities	$(906,106)	$(34,118)	$(41,839)

In 2010, cash used in investing activities increased by $872.0 million compared to 2009 primarily due to the acquisitions of Sturm and S.T. Foods for an aggregate of $844.5 million. Additions to intangible assets in 2010 consists primarily of computer software.

We expect capital spending programs to be approximately $85 million in 2011. Capital spending in 2011 will focus on food safety, quality, productivity improvements, improvements to our San Antonio facility, installation of an Enterprise Resource Planning system and routine equipment upgrades or replacements at our plants.

Cash flows from financing activities:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Proceeds from issuance of debt	$400,000	$—	$—
Net borrowing (repayment) of debt	173,390	(74,484)	(145,537)
Payments of deferred financing costs	(16,418)	—	—
Excess tax benefits from stock-based compensation	5,732	169	377
Cash used to net share settle equity awards	(15,370)	(336)	—
Issuance of common stock, net of expenses	110,688	—	—
Proceeds from stock option exercises	4,599	4,926	5,434

Net cash provided by (used in) financing activities	$662,621	$(69,725)	$(139,726)

Net cash flow from financing activities increased from a use of funds of $69.7 million in 2009 to funds provided of $662.6 million in 2010. To finance the Sturm acquisition in 2010, we issued $400.0 million of new debt, common stock in the net amount of $110.7 million and borrowings under our revolving credit facility. The S.T. Foods acquisition was financed through borrowings under our revolving credit facility.

Cash provided by operating activities is used to pay down debt and pay for additions to property, plant and equipment and intangible assets.

The Company believes it has sufficient liquidity, with the availability under the revolving credit facility and does not anticipate a significant risk to cash flows in the foreseeable future despite the current disruption of the credit markets, as the Company operates in a relatively stable industry and has sizable market share across its product lines. The Company’s long-term financing needs will depend largely on potential acquisition activity.

The impact of the reduction in stock market equity values in late 2008 and early 2009 resulted in a reduced funded balance of our Pension Plan, and required additional cash contributions in 2009, which was funded by cash flows from operations. The Company contributed $1.3 million and $8.9 million in 2010 and 2009, respectively, and expects to make contributions of approximately $4.9 million in 2011.

Seasonality

The Company’s short-term financing needs are primarily for financing working capital during the year. As the Company continues to add new product categories to our portfolio, spikes in financing needs are lessened. Cucumber and fruit production are driven by harvest cycles, which occur primarily during the spring and summer, inventories of pickles and jams generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, the Company builds inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin in the second and third quarters, respectively.

Sources of Capital

Revolving Credit Facility — On October 27, 2010, the Company entered into an Amended and Restated Credit Agreement with a group of participating lenders which amended and restated the Credit Agreement dated June 27, 2005 (as amended) that was to expire August 31, 2011. The Amended and Restated Credit Agreement provides for an increase in the aggregate commitment under the revolving credit facility from $600 million to $750 million and extends the maturity to October 27, 2015. The interest rate under the Amended and Restated Credit Agreement is based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.25% to 2.05% or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 1.05%. In addition, a facility fee based on our consolidated leverage ratio ranging from 0.25% to 0.45% is due quarterly on the aggregate commitment under the credit facility. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The Company’s obligations under the revolving credit facility are guaranteed by certain of its United States subsidiaries. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and an interest coverage ratio. The Company is in compliance with all applicable covenants as of December 31, 2010.

For a further discussion of the revolving credit facility and the Amended and Restated Credit Agreement, see Note 10 “Long Term Debt” to the Consolidated Financial Statements accompanying this report.

High Yield Notes — On March 2, 2010, TreeHouse Foods, Inc. completed its offering of $400 million in aggregate principal amount of 7.75% high yield notes due 2018 (the “Notes”). The net amount of the proceeds of $391.0 million (providing an effective interest rate of 8.03%) was used as partial payment in the acquisition of all of the issued and outstanding stock of Sturm. The Company issued the Notes pursuant to an Indenture, dated March 2, 2010 (the “Base Indenture”), among the Company, the subsidiary guarantors party thereto (Bay Valley Foods, LLC and EDS Holdings, LLC, the “Initial Guarantors”) and Wells Fargo Bank, National Association, (Trustee), as supplemented by a First Supplemental Indenture, dated March 2, 2010 (the “First Supplemental Indenture”), among the Company, the Initial Guarantors and the Trustee. In addition, on March 2, 2010, the Company entered into a Second Supplemental Indenture, dated March 2, 2010 (the “Second Supplemental Indenture”) pursuant to which Sturm became an additional guarantor of the Notes, with the same force and effect as if Sturm was initially named as a guarantor under the Indenture. On October 28, 2010, the Company entered into a Third Supplemental Indenture, dated October 28, 2010 (the “Third Supplemental Indenture” and together with the Base Indenture the First Supplemental Indenture and the Second

Supplemental Indenture, the “Indenture”), pursuant to which S.T. Foods (together with the Initial Guarantors and Sturm, the “Guarantors”) became an additional guarantor of the Notes, with the same force and effect as if S.T. Foods was initially named a guarantor under the Indenture. The Company is in compliance with all applicable covenants as of December 31, 2010.

For a further discussion of the Notes and the Indenture, see Note 10, “Long Term Debt” to the Consolidated Financial Statements accompanying this report.

Interest Rate Swap — During 2008, the Company entered into a $200 million long-term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed rate of 2.9% interest rate base for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. As of December 31, 2010 the swap amount was $50 million. The Company did not apply hedge accounting and recorded the fair value of this instrument on its balance sheet within other long term liabilities. The fair value of the swap, using Level 2 inputs, was a liability of approximately $0.9 million and $4.9 million as of December 31, 2010 and 2009, respectively. In 2010 and 2009, the Company recorded income of $4.0 million and of $2.1 million, respectively, related to the mark to market adjustment within the Other (income) expense line of the Consolidated Statements of Income.

Senior Notes — On September 22, 2006, the Company completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013 pursuant to a Note Purchase Agreement among TreeHouse and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by EDS Holdings, LLC, Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company, and its wholly-owned subsidiaries Sturm and S.T. Foods. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption. Net proceeds were used to repay outstanding indebtedness under the revolving credit facility. The Company is in compliance with all applicable covenants as of December 31, 2010.

For a further discussion of the Senior Notes, see Note 10, “Long Term Debt” to the Consolidated Financial Statements accompanying this report.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2010:

Indebtedness, Purchase and Lease Obligations

	Payments Due by Period
		Year	Years	Years	More than
	Total	1	2 - 3	4 - 5	5 Years
	(In thousands)

Revolving credit facility(1)	$523,538	$10,539	$21,078	$491,921	$—
High yield notes(2)	622,167	31,000	62,000	62,000	467,167
Senior notes(3)	116,583	6,030	110,553	—	—
Capital lease obligations(4)	2,430	831	1,477	122	—
Purchasing obligations(5)	170,179	156,035	12,878	1,266	—
Operating leases(6)	49,943	12,614	13,966	9,848	13,515
Benefit obligations(7)	29,449	2,204	5,257	5,604	16,384
Deferred compensation(8)	6,392	175	321	2,946	2,950
Unrecognized tax benefits(9)	6,969	374	3,568	2,973	54
Tax increment financing(10)	3,520	388	779	783	1,570

Total	$1,531,170	$220,190	$231,877	$577,463	$501,640

(1)	Revolving credit facility obligation includes principal of $472.6 million and interest at an average rate of 2.23% at December 31, 2010. The principal is due October 27, 2015. (See Note 10)

(2)	High yield notes include principal and interest payments based on a fixed interest rate of 7.75%. Principal payment is due March 1, 2018.

(3)	Senior note obligation includes principal and interest payments based on a fixed interest rate of 6.03%. Principal payment is due September 30, 2013. (See Note 10)

(4)	Payments required under long-term capitalized lease contracts.

(5)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(6)	In accordance with GAAP, these obligations are not reflected in the accompanying balance sheets. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.

(7)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.

(8)	Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions of current employees based on age.

(9)	The unrecognized tax benefit long term liability recorded by the Company is $6,969 million at December 31, 2010. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrealized tax benefit included in the tabular reconciliation (See Note 9 to our Consolidated Financial Statements) is approximately $6,854 million. The difference between the gross unrecognized tax benefit and the amount per the “Contractual Obligations — Indebtedness, Purchase and Lease Obligations” table is due to the inclusion above of corollary positions, interest, penalties, as well as the impact of state taxes on the federal tax liability. Deferred tax liabilities are excluded from the table due to uncertainty in their timing.

(10)	Tax increment financing obligation includes principal and interest payments based on rates ranging from 6.61% to 7.16%. Final payment is due May 1, 2019. (See Note 10)

In addition to the commitments set forth in the above table at December 31, 2010, the Company had $9.2 million in letters of credit primarily related to the Company’s workers’ compensation program.

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

See Note 19 to our Consolidated Financial Statements for more information about the Company’s commitments and contingent obligations.

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

Accounts Receivable Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs and other sales and marketing expenses. This allowance is based on historical rolling twelve month average program activity and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $8.4 million and $8.3 million, at December 31, 2010 and 2009, respectively.

Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. These valuations have been reduced by an allowance for obsolete and defective products and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimates of future demand, changes in formulas and packaging materials and inferior product. The Company’s allowances were $9.5 million and $6.9 million at December 31, 2010 and 2009, respectively.

Goodwill and Intangible Assets — Goodwill and intangible assets totaled $1,539.9 million as of December 31, 2010, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized. For purposes of goodwill impairment testing, our reporting units are defined as North American Retail Grocery — U.S., North American Retail Grocery — Canada, Food Away From Home — U.S., Food Away From Home — Canada, Industrial Bulk and Co-Pack — U.S., and Co-Pack — Canada.

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

The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2010. Our assessment did not result in an impairment. We have seven reporting units, five of which contain goodwill totaling $1,076.3 million. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied, with the weighted average of all discount rates being equal to the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Further supporting our assessment of goodwill is the fact that our Company’s stock price has increased from December 31, 2009 to December 31, 2010 by approximately 31.5%. Of the five reporting units with goodwill, all have fair values significantly in excess of their carrying values (between 60% and 115%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which include our trademarks totaling $32.7 million, using the relief from royalty method. Significant assumptions include the royalty, growth and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. Our analysis resulted in no impairment. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Amortizable intangible assets which include primarily customer relationships and trademarks are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its fair value, which is generally based on discounted future cash flows. No impairment was identified and the Company concluded no changes are necessary to the remaining useful lives or values of the remaining amortizable intangible assets as of December 31, 2010.

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

Stock-Based Compensation — Income from Continuing Operations Before Income Taxes, for the years ended December 31, 2010 and December 31, 2009, included share-based compensation expense for employee and director stock options, restricted stock, restricted stock units, and performance units of $15.8 million and $13.3 million, respectively.

The fair value of stock options, restricted stock, restricted stock unit awards and performance units (the “Awards”) is determined on the date of grant. Stock options were valued using a Black Scholes model. Performance units and all other restricted stock and restricted stock unit awards were valued using the closing price of the Company’s stock on the date of grant. Stock-based compensation expense, as calculated and recorded, could have been impacted, if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. Expected volatilities for 2010 are based on historical volatilities of the Company’s stock price. Prior to 2010, expected volatilities were based on the implied historical volatilities from peer companies and other factors, as the Company’s stock was not publically traded prior to June 27, 2005. The Company has estimated that certain employees will complete the required service conditions associated with certain Awards. For all other employees, the Company estimates forfeitures as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company does not have significant history to determine the expected term of its option awards, we based the expected term on that of comparable companies. The assumptions used to calculate the option and restricted stock awards granted in 2010 are presented in Note 12 to the Consolidated Financial Statements.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2010 and 2009, we recorded accrued liabilities related to these retained risks of $9.2 million and $9.1 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history and cost trends could result in substantially different results in the future.

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

Our current asset mix guidelines, under our investment policy as written by our Investment Committee, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2010, our master trust was invested as follows: equity securities of 62%; fixed income securities of 37%; and cash and cash equivalents of 1%.

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

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, generally accepted accounting principles require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 5.25%, at December 31, 2010.

See Note 14 to our Consolidated Financial Statements for more information regarding our employee pension and retirement benefit plans.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

The Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. As of December 31, 2010 the swap amount is $50 million. Under the terms of the Company’s revolving credit agreement, and in conjunction with our credit spread, this will result in an all in borrowing cost on the swapped principal of $50 million being no more than 4.95% during the balance of the swap agreement.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, other than our interest rate swap agreements, foreign currency contracts and commodity swap agreements as of December 31, 2010, which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates which includes LIBOR and prime interest rates. Based on our outstanding debt balance of $472.6 million under our revolving credit facility, and adjusting for the $50 million fixed rate swap agreement, as of December 31, 2010, each 1% rise in our interest rate would increase our interest expense by approximately $4.2 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in certain costs such as metal caps, cans and lids and meat products in 2010 compared to 2009, however, these increases were more than offset by decreases in the cost of oils, casein and plastic containers. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, rose to unusually high levels in the middle of 2008, but have decreased proportionately to the general reduction in overall economic activity in 2009 and 2010. We expect the volatile nature of these cost to continue with an overall upward trend.

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

The Consolidated Financial Statements for 2010 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Oak Brook, IL

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 14, 2011

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands,
	except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$6,323	$4,415
Receivables, net of allowance for doubtful accounts of $750 and $424	126,644	86,557
Inventories, net	287,395	264,933
Deferred income taxes	3,499	3,397
Assets held for sale	4,081	4,081
Prepaid expenses and other current assets	12,861	7,269

Total current assets	440,803	370,652
Property, plant and equipment, net	386,191	276,033
Goodwill	1,076,321	575,007
Intangible assets, net	463,617	152,526
Other assets, net	24,316	10,210

Total assets	$2,391,248	$1,384,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$202,384	$148,819
Current portion of long-term debt	976	906

Total current liabilities	203,360	149,725
Long-term debt	976,452	401,640
Deferred income taxes	194,917	45,381
Other long-term liabilities	38,553	31,453

Total liabilities	1,413,282	628,199
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 90,000 shares authorized, 35,440 and 31,999 shares issued and outstanding, respectively	354	320
Additional paid-in-capital	703,465	587,598
Retained earnings	286,181	195,262
Accumulated other comprehensive loss	(12,034)	(26,951)

Total stockholders’ equity	977,966	756,229

Total liabilities and stockholders’ equity	$2,391,248	$1,384,428

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net sales	$1,817,024	$1,511,653	$1,500,650
Cost of sales	1,385,690	1,185,283	1,208,626

Gross profit	431,334	326,370	292,024
Operating expenses:
Selling and distribution	120,120	107,938	115,731
General and administrative	107,126	80,466	61,741
Amortization expense	26,352	13,381	13,528
Other operating (income) expenses, net	1,183	(6,224)	13,899

Total operating expenses	254,781	195,561	204,899

Operating income	176,553	130,809	87,125
Other (income) expense:
Interest expense	45,691	18,430	27,614
Interest income	—	(45)	(107)
(Gain) loss on foreign currency exchange	(1,574)	(7,387)	13,040
Other (income) expense, net	(3,964)	(2,263)	7,123

Total other expense	40,153	8,735	47,670

Income from continuing operations, before income taxes	136,400	122,074	39,455
Income taxes	45,481	40,760	10,895

Income from continuing operations	90,919	81,314	28,560
Loss from discontinued operations, net of tax	—	—	(336)

Net income	$90,919	$81,314	$28,224

Weighted average common shares:
Basic	35,079	31,982	31,341
Diluted	36,172	32,798	31,469
Basic earnings per common share:
Income from continuing operations	$2.59	$2.54	$.91
Loss from discontinued operations, net of tax	—	—	(.01)

Net income	$2.59	$2.54	$.90

Diluted earnings per common share:
Income from continuing operations	$2.51	$2.48	$.91
Loss from discontinued operations, net of tax	—	—	(.01)

Net income	$2.51	$2.48	$.90

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
	(In thousands)

Balance, January 1, 2008	31,204	$312	$550,370	$85,724	$(7,097)	$629,309

Net income	—	—	—	28,224	—	28,224
Pension & post-retirement liability adjustment, net of tax of $4,070	—	—	—	—	(6,261)	(6,261)
Foreign currency translation adjustment	—	—	—	—	(50,198)	(50,198)
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	162	162

Comprehensive loss	—	—	—	—	—	(28,073)
Stock options exercised, including tax benefit of $1,356	341	3	6,787	—	—	6,790
Stock options forfeited	—	—	(88)	—	—	(88)
Stock-based compensation	—	—	12,193	—	—	12,193

Balance, December 31, 2008	31,545	315	569,262	113,948	(63,394)	620,131

Net income	—	—	—	81,314	—	81,314
Pension & post-retirement liability adjustment, net of tax of $384	—	—	—	—	604	604
Foreign currency translation adjustment	—	—	—	—	35,678	35,678
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	161	161

Comprehensive income	—	—	—	—	—	117,757
Stock options exercised, including tax benefit of $731	454	5	5,092	—	—	5,097
Stock options forfeited	—	—	(59)	—	—	(59)
Stock-based compensation	—	—	13,303	—	—	13,303

Balance, December 31, 2009	31,999	320	587,598	195,262	(26,951)	756,229

Net income	—	—	—	90,919	—	90,919
Pension & post-retirement liability adjustment, net of tax benefit of $107	—	—	—	—	(172)	(172)
Post retirement curtailment, net of tax of $539	—	—	—	—	862	862
Foreign currency translation adjustment	—	—	—	—	14,066	14,066
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	161	161

Comprehensive income	—	—	—	—	—	105,836
Shares issued	2,703	27	110,661	—	—	110,688
Equity awards exercised, including tax deficiency of $276	738	7	(11,013)	—	—	(11,006)
Stock-based compensation	—	—	16,219	—	—	16,219

Balance, December 31, 2010	35,440	$354	$703,465	$286,181	$(12,034)	$977,966

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$90,919	$81,314	$28,224
Loss from discontinued operations	—	—	336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,426	33,962	32,326
Amortization	26,352	13,381	13,528
Stock-based compensation	15,838	13,303	12,193
(Gain) loss on foreign currency exchange, intercompany note	1,469	(4,932)	9,034
Mark to market (gain) loss on derivative contracts	(4,363)	(2,104)	6,981
(Gain) loss on disposition of assets	3,159	(11,885)	(469)
Write-down of impaired intangible assets	—	7,600	560
Write-down of impaired tangible assets	—	—	5,431
Deferred income taxes	9,199	18,596	5,314
Excess tax benefits from stock-based compensation	(5,732)	(169)	(377)
Curtailment of postretirement benefit obligations	(2,357)	—	—
Other	161	161	137
Changes in operating assets and liabilities, net of acquisitions:
Receivables	6,161	3,739	(14,395)
Inventories	34,318	(14,062)	43,396
Prepaid expenses and other assets	225	(647)	(2,063)
Accounts payable, accrued expenses and other liabilities	25,876	(33,413)	35,490

Net cash provided by continuing operations	244,651	104,844	175,646
Net cash used in discontinued operations	—	—	(10)

Net cash provided by operating activities	244,651	104,844	175,636
Cash flows from investing activities:
Additions to property, plant and equipment	(39,543)	(36,987)	(55,471)
Additions to intangible assets	(22,110)	—	—
Insurance proceeds	—	2,863	12,047
Cash outflows for acquisitions, less cash acquired	(844,496)	—	(251)
Proceeds from sale of fixed assets	43	6	1,679

Net cash used in continuing operations	(906,106)	(34,118)	(41,996)
Net cash provided by discontinued operations	—	—	157

Net cash used in investing activities	(906,106)	(34,118)	(41,839)
Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—	—
Borrowings under revolving credit agreement	512,000	284,200	263,000
Payments under revolving credit agreement	(337,600)	(358,000)	(402,500)
Payments on capitalized lease obligations	(1,010)	(684)	(6,037)
Payments of deferred financing costs	(16,418)	—	—
Excess tax benefits from stock-based compensation	5,732	169	377
Cash used for taxes upon settlement of equity awards	(15,370)	(336)	—
Issuance of common stock, net of expenses	110,688	—	—
Proceeds from stock option exercises	4,599	4,926	5,434

Net cash provided by (used in) financing activities	662,621	(69,725)	(139,726)

Effect of exchange rate changes on cash and cash equivalents	742	727	(614)
Increase (decrease) in cash and cash equivalents	1,908	1,728	(6,543)
Cash and cash equivalents, beginning of year	4,415	2,687	9,230

Cash and cash equivalents, end of year	$6,323	$4,415	$2,687

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended December 31, 2010, 2009 and 2008)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its wholly owned subsidiaries (“Company,” “we,” “us,” or “our”). All intercompany balances and transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current period presentation, primarily to present borrowings and payments under our line of credit on a gross versus net basis. These reclassifications had no effect on reported net income, total assets or net cash flows.

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

We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives, and amortization expense is included in depreciation expense. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

Intangible and Other Assets — Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life

Customer relationships	Straight-line method over 5 to 20 years
Trademarks/trade names	Straight-line method over 10 to 20 years
Non-competition agreements	Straight-line method over the terms of the agreements
Deferred financing costs	Straight-line method over the terms of the related debt
Formulas/recipes	Straight-line method over 5 to 7 years
Computer software	Straight-line method over 2 to 7 years

Indefinite lived trademarks are evaluated for impairment annually in the fourth quarter or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived trademarks

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment is indicated when their book value exceeds fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows.

Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment at the reporting unit level using a market and income approach, employing significant assumptions regarding growth, discount rates, and profitability at each reporting unit.

Stock-Based Compensation — We measure compensation expense for our equity awards at their grant date fair value. The resulting expense is recognized over the relevant service period.

Sales Recognition and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss transfer to customers and there is a reasonable assurance of collection of the sales proceeds. Product is shipped FOB shipping point and FOB destination, depending on our agreement with the customer. Sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.

Income Taxes — The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

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

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $53.6 million, $46.5 million and $60.2 million, for years ended 2010, 2009 and 2008, respectively.

Derivative Financial Instruments — From time to time, we utilize derivative financial instruments including interest rate and commodity swaps, foreign currency contracts and forward purchase contracts to manage our exposure to interest rate, foreign currency and commodity price risks. We do not hold or issue financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not designated as hedges according to GAAP must be adjusted to fair value through earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of the gain or loss is reported as accumulated other comprehensive income and reclassified into earnings in the same period when the hedged transaction affects

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings. The ineffective gain or loss is recognized in current earnings. For further information about our derivative instruments see Note 20.

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

Research and Development Costs — We record research and development charges to expense as they are incurred. The expenditures totaled $10.5 million, $8.3 million and $6.9 million, for years ended 2010, 2009 and 2008, respectively.

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

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts to modify Step 1 of the goodwill impairment test; requiring companies with reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. This guidance is not expected to impact the Company.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations to specify that if a company presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current period, occurred at the beginning of the comparable prior annual reporting period only. This guidance is effective prospectively for business combinations for which the acquisition date in, on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt this guidance prospectively beginning January 1, 2011. It is not expected to have a significant impact on the Company.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	FACILITY CLOSINGS

On February 13, 2008, the Company announced plans to close its pickle plant in Portland, Oregon. The Portland plant was the Company’s highest cost and least utilized pickle facility. Operations in the plant ceased during the second quarter of 2008. For the twelve months ended December 31, 2010 and 2009, the Company recorded costs of $0.6 million and $0.9 million, respectively, that are included in Other operating (income) expense in our Consolidated Statements of Income. There are no accrued expenses related to this closure as of December 31, 2010 and 2009, and insignificant accrued expenses as of December 31, 2008. In connection with the Portland closure, the Company has $4.1 million of assets held for sale, which are primarily land and buildings. The Company will continue to incur executory costs for this facility until it is sold. Those costs total approximately $0.8 million per year.

On November 3, 2008, the Company announced plans to close its salad dressings manufacturing plant in Cambridge, Ontario. Manufacturing operations in Cambridge ceased at the end of June 2009. Production has been transitioned to the Company’s other manufacturing facilities in Canada and the United States. The change results in the Company’s production capabilities being more aligned with the needs of our customers. The majority of the closure costs were included as costs of the acquisition of E.D. Smith and did not significantly impact earnings. Total costs are expected to be approximately $2.3 million, including severance costs of $1.1 million, and other costs of $1.2 million. As of December 31, 2010, the Company had insignificant accruals remaining. Severance payments during the twelve months ended December 31, 2010 and 2009 were approximately $62 thousand, and $0.9 million, respectively.

4.	ACQUISITIONS

On October 28, 2010, the Company acquired all of the outstanding securities of STSF Holdings, Inc. (“Holdings”) for approximately $180 million in cash (subject to adjustment) plus up to an additional $15 million in cash (“earn out”) if S.T. Specialty Foods, Inc. (“S.T. Foods”) achieved certain earnings targets for the twelve month period ending December 31, 2010. The earnings targets were not met; therefore, no additional payment will be required. The acquisition was funded by the Company’s revolving credit facility. S.T. Foods, a wholly owned subsidiary of Holdings, has annual net sales of approximately $100 million and is a manufacturer of private label macaroni and cheese, skillet dinners and other value-added side dishes. The acquisition added additional categories to our product portfolio for the retail grocery channel.

The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition and are included in the North American Retail Grocery segment. S.T. Foods contributed $17.1 million to net sales and $1.5 million in net income since the October 28, 2010 acquisition date through December 31, 2010. At the date of acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based upon estimated fair market value, no value was assigned to the earn out. The Company’s purchase price allocation set forth below is preliminary and subject to tax adjustments that are expected to be completed during 2011. Adjustments may impact taxes, goodwill and other assets and liabilities.

(In thousands)

Receivables	$6,183
Inventory	7,557
Property plant and equipment	26,400
Customer relationships	58,715
Other intangible assets	257
Deferred taxes	343
Other assets	177
Goodwill	117,193

Total assets acquired	216,825

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)

Accounts payable and accruals	(6,921)
Deferred taxes	(30,063)

Total liabilities assumed	(36,984)

Total purchase price	$179,841

The Company allocated $58.7 million to customer relationships that have an estimated life of twenty years. Other intangible assets consist of capitalized computer software that is being amortized over two years. The Company increased the cost of acquired inventories by approximately $0.8 million, and expensed the amount as a component of cost of sales in the fourth quarter of 2010. The Company has allocated all of the goodwill ($117.2 million) to the North American Retail Grocery segment. No goodwill is expected to be deductible for tax purposes. Goodwill arises principally as a result of expansion opportunities and employed workforce. The Company incurred approximately $2.4 million in acquisition related costs for the S.T. Foods acquisition that are included in the General and administrative expense line on the Condensed Consolidated Statements of Income.

On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a private label manufacturer of hot cereal and powdered soft drink mixes that serves retail and foodservice customers in the United States with annual sales of approximately $340 million. The acquisition of Sturm has strengthened the Company’s presence in private label dry grocery categories.

The Company paid a cash purchase price of $664.7 million, before adjusting for a $3.3 million working capital adjustment to reduce the purchase price, for 100% of the issued and outstanding stock of Sturm. The $3.3 million working capital adjustment is recorded in the Receivables, net line of our Condensed Consolidated Balance Sheets as of December 31, 2010. The transaction was financed through the issuance of $400 million in high yield notes, the issuance of 2.7 million shares of Company common stock at $43.00 per share and borrowings under the Company’s credit facility.

The acquisition is being accounted for under the purchase method of accounting and the results of operations are included in our financial statements from the date of acquisition and are included in each of our segments. Sturm contributed $275.2 million to net sales and $27.8 million in net income since the March 2, 2010 acquisition date through December 31, 2010. At the date of acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based upon estimated fair market values. The Company’s purchase price allocation set forth below is preliminary and subject to tax adjustments that are expected to be completed by March 2, 2011. Adjustments may impact the total purchase price, deferred taxes and goodwill.

(In thousands)

Receivables	$35,774
Inventory	47,525
Property plant and equipment	86,106
Customer relationships	229,000
Trade name	10,000
Formulas	5,000
Other intangible assets	5,835
Other assets	3,813
Goodwill	379,804

Total assets acquired	802,857

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)

Accounts payable and accruals	(34,207)
Other long-term liabilities	(4,518)
Deferred taxes	(102,805)

Total liabilities assumed	(141,530)

Total purchase price	$661,327

The Company allocated $229.0 million to customer relationships that have an estimated life of twenty years. The acquired trade name will be amortized over fifteen years. Formulas have an estimated useful life of five years. Other intangible assets consist of capitalized computer software that is being amortized over three years. The Company increased the cost of acquired inventories by approximately $6.2 million, and expensed that amount as a component of cost of sales through the second quarter of 2010. The Company has allocated $373.6 million of goodwill to the North American Retail Grocery segment and $6.2 million of goodwill to the Food Away From Home segment. No goodwill is expected to be deductible for tax purposes. Goodwill arises principally as a result of expansion opportunities, employed workforce, and the impact of Sturm’s first mover advantage. The Company incurred approximately $5.4 million in acquisition related costs related to the Sturm acquisition during the twelve months ended December 31, 2010. These costs are included in the General and administrative expense line on the Condensed Consolidated Statements of Income. In connection with the issuance of debt and equity to finance the acquisition, the Company incurred approximately $10.8 million in debt issue costs that were capitalized and are amortized over the term of the debt on a straight line basis, and are included as a component of interest expense. The Company also incurred approximately $5.5 million of stock issuance costs, that reduced the proceeds and were recorded as a component of additional paid in capital.

The following unaudited pro forma information shows the results of operations for the Company as if the 2010 acquisitions of Sturm and S.T. Foods had been completed as of the beginning of each period presented. Adjustments have been made for the pro forma effects of amortization of intangible assets recognized as part of the business combination, interest expense related to the financing of the business combinations, and related income taxes. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Year Ended
	December 31,
	2010	2009
	(In thousands,
	except per share data)

Pro forma net sales	$1,961,567	$1,954,568

Pro forma net income	$100,551	$104,679

Pro forma basic earnings per common share	$2.87	$3.02

Pro forma diluted earnings per common share	$2.78	$2.95

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORIES

	December 31,
	2010	2009
	(In thousands)

Raw materials and supplies	$111,376	$86,223
Finished goods	194,558	197,539
LIFO reserve	(18,539)	(18,829)

Total inventories	$287,395	$264,933

The increase in inventories from December 31, 2009 to 2010 is primarily due to the Sturm and S.T. Foods acquisitions. Excluding the effect of the Sturm and S.T. Foods acquisitions, inventory levels decreased by $30.9 million.

Approximately $84.8 million and $98.7 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2010 and 2009, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2010 and 2009, over the amount at which these inventories were valued on the consolidated balance sheets.

6.	PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2010	2009
	(In thousands)

Land	$15,851	$11,335
Buildings and improvements	148,616	99,856
Machinery and equipment	390,907	310,265
Construction in progress	21,067	6,778

Total	576,441	428,234
Less accumulated depreciation	(190,250)	(152,201)

Property, plant and equipment, net	$386,191	$276,033

The increase in net property, plant and equipment from December 31, 2009 to 2010 is primarily due to the Sturm and S.T. Foods acquisitions. Excluding the effect of the Sturm and S.T. Foods acquisitions, net property, plant and equipment decreased by $1.9 million.

Accumulated depreciation includes the amortization of capitalized leases.

Depreciation expense for years ended December 31, 2010, 2009 and 2008 was $43.4 million, $34.0 million and $32.3 million, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)

Balance at December 31, 2008	$343,651	$83,641	$133,582	$560,874
Reversal of certain reserves related to the consolidation of operations expected at the time of the acquisition of E.D. Smith	(4,914)	—	—	(4,914)
Foreign currency exchange adjustment	17,188	1,859	—	19,047

Balance at December 31, 2009	355,925	85,500	133,582	575,007
Acquisitions	493,489	6,232	—	499,721
Purchase price adjustment	(3,640)	(100)	—	(3,740)
Foreign currency exchange adjustment	4,819	514	—	5,333

Balance at December 31, 2010	$850,593	$92,146	$133,582	$1,076,321

The Company has not incurred any goodwill impairments since its inception.

Approximately $273.2 million of goodwill is deductible for tax purposes.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010			2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$32,673	$—	$32,673	$31,422	$—	$31,422
Intangible assets with finite lives:
Customer-related	445,578	(57,480)	388,098	147,346	(35,400)	111,946
Non-compete agreements	1,000	(967)	33	2,620	(2,162)	458
Trademarks	20,010	(3,393)	16,617	10,010	(2,311)	7,699
Formulas/recipes	6,825	(1,972)	4,853	1,762	(761)	1,001
Computer software	26,007	(4,664)	21,343	—	—	—

Total other intangibles	$532,093	$(68,476)	$463,617	$193,160	$(40,634)	$152,526

As of December 31, 2010, the weighted average remaining useful life for the amortizable intangible assets are (1) customer related at 16.8 years, (2) non-compete agreements at 0.2 years, (3) trademarks at 14.5 years, (4) formulas/recipes at 3.9 years, and (5) computer software at 6.1 years. The weighted average remaining useful life in total for all amortizable intangible assets is 16.1 years as of December 31, 2010.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on intangible assets was $26.4 million, $13.4 million and $13.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated intangible asset amortization expense for the next five years is as follows:

(In thousands)

2011	$32,401
2012	$32,048
2013	$29,877
2014	$29,541
2015	$28,593

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

Our 2010 impairment review, using a discounted cash flow analysis, resulted in no impairment.

Our 2009 impairment review, using a discounted cash flow analysis, resulted in the impairment of the Nature’s Goodness ® amortizable infant feeding trademark as we focused on our private label opportunities in retail baby food. The remaining balance of approximately $7.6 million was written off as of December 31, 2009 and is included in Other operating (income) expense in our Consolidated Statements of Income. Nature’s Goodness ® was a part of the North American Retail Grocery segment. The circumstances resulting in the full impairment of the remaining value occurred during the fourth quarter of 2009. During 2010, we exited the retail infant business which included the Natures Goodness ® brand. No other impairment was identified during our 2009 analysis.

During our 2008 impairment review, we determined that the Steinfeld’s ® pickle trademark, Nature’s Goodness ® infant feeding trademark and San Antonio Farms ® salsa trademarks can no longer be classified as indefinite lived, and we began amortizing their remaining balance over their expected remaining useful life of 10, 20 and 10 years, respectively, in 2009. Our review resulted in an impairment expense of approximately $0.6 million related to our San Antonio Farms ® trademark and is recorded within the Other operating (income) expense line of our Consolidated Statements of Income, and pertains to the North American Retail Grocery segment.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2010	2009
	(In thousands)

Accounts payable	$112,638	$79,438
Payroll and benefits	33,730	29,921
Interest and taxes	21,019	12,015
Health insurance, workers’ compensation and other insurance costs	4,855	4,837
Marketing expenses	10,165	10,558
Other accrued liabilities	19,977	12,050

Total	$202,384	$148,819

The increase in accounts payable from December 31, 2009 to 2010 is primarily due to the Sturm and S.T. Foods acquisitions. Excluding the effect of the Sturm and S.T. Foods acquisitions, accounts payable and accrued expenses decreased by $12.7 million.

9.	INCOME TAXES

Components of Income from continuing operations, before income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Domestic source	$120,461	$125,413	$35,966
Foreign source	15,939	(3,339)	3,489

Income from continuing operations, before income tax	$136,400	$122,074	$39,455

The following table presents the components of the 2010, 2009 and 2008 provision for income taxes:

	Year Ended December 31,
	2010	2009	2008(1)
	(In thousands)

Current:
Federal	$26,958	$20,654	$3,858
State	4,473	4,101	1,546
Foreign	4,851	(2,591)	177

Total current	36,282	22,164	5,581
Deferred:
Federal	8,239	13,577	3,665
State	1,250	1,956	350
Foreign	(290)	3,063	1,299

Total deferred	9,199	18,596	5,314

Total income tax expense	$45,481	$40,760	$10,895

(1)	Excludes, $(0.2) million income tax benefit related to discontinued operations in 2008.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Income:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Tax at statutory rate	$47,740	$42,726	$13,809
State income taxes	3,720	3,937	1,233
Tax benefit of cross-border intercompany financing structure	(5,053)	(4,831)	(4,762)
Reduction of enacted tax rates on deferred tax liabilities (Canada)	—	(2,155)	—
Transaction costs	1,149	—	—
Other, net	(2,075)	1,083	615

Total provision for income taxes	$45,481	$40,760	$10,895

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Pension and postretirement benefits	$5,278	$5,116
Accrued liabilities	11,900	11,235
Stock compensation	13,080	22,191
Unrealized foreign exchange loss	1,073	395
Unrealized loss on interest swap	337	1,894
Other	12	1,332

Total deferred tax assets	31,680	42,163
Deferred tax liabilities:
Depreciation and amortization	(222,751)	(82,214)
Other	(347)	(1,933)

Total deferred tax liabilities	(223,098)	(84,147)

Net deferred income tax liability	$(191,418)	$(41,984)

Classification of net deferred tax assets (liabilities) in the Consolidated Balance Sheets is as follows:

	December 31,
	2010	2009
	(In thousands)

Current assets	$3,499	$3,397
Non-current liabilities	(194,917)	(45,381)

Total net deferred tax liabilities	$(191,418)	$(41,984)

No valuation allowance has been provided on deferred tax assets as management believes it is more likely than not that the deferred income tax assets will be fully recoverable.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had the following tax loss carry forwards as of December 31, 2010:

		Years of Expiration:
	Amount	Beginning	Ending
	(In thousands)

U.S. state tax loss carry forwards	232	2014	2016

These tax loss carry forwards are associated with the 2007 acquisition of E.D. Smith.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions. The Company settled the Internal Revenue Service (“IRS”) examination of its 2007 federal income tax return in the first quarter of 2010. The exam resulted in a small refund to the Company. The Company has various state tax examinations in process, which are expected to be completed in 2011 or 2012. The outcome of the various state tax examinations is unknown at this time.

E.D. Smith and its affiliates are subject to Canadian, U.S. and state tax examinations from 2005 forward. The IRS completed an examination of E.D. Smith’s U.S. affiliates tax return for 2005 during the first quarter of 2009. An insignificant tax adjustment was paid to settle the examination. During the second quarter of 2010, the Canada Revenue Agency (CRA) completed an income tax audit for the E.D. Smith 2006 and 2007 tax years. The Company did not incur any material adjustments as a result of the tax audit.

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)

Unrecognized tax benefits beginning balance	$3,187	$1,995
Additions based on tax positions related to the current year	2,932	1,535
Additions based on tax positions of prior years	354	227
Additions resulting from acquisitions	1,887	—
Reductions for tax positions of prior years	(1,264)	(529)
Foreign currency translation	—	146
Payments	(242)	(187)

Unrecognized tax benefits ending balance	$6,854	$3,187

At December 31, 2010, the Company does not anticipate any significant adjustments to its unrecognized tax benefits caused by the settlement of the ongoing tax examinations detailed above or other factors within the next twelve months. Unrecognized tax benefits are included in Other long-term liabilities in our Consolidated Balance Sheets.

Included in the balance at December 31, 2010 are amounts that are offset by deferred taxes (i.e., temporary differences) or amounts that would be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, $6.4 million and $1.9 million of the amount accrued at December 31, 2010 and December 31, 2009, respectively, would impact the effective tax rate, if reversed.

The Company recognizes interest (income) expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010, 2009 and 2008, the Company recognized $(0.6) million, $0.1 million and $0.2 million in interest and penalties in income tax expense, respectively. The Company has accrued approximately $0.1 million and $0.6 million for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers its investment in E.D. Smith to be permanent and therefore, the Company has not provided U.S. income taxes on the earnings of E.D. Smith or the translation of its financial statements into U.S. dollars. A provision has not been established because it is our present intention to reinvest the E.D. Smith undistributed earnings indefinitely in Canada. The undistributed earnings as of December 31, 2010 were approximately $27.0 million. The determination of the amount of unrecognized U.S. federal income tax liabilities for the E.D. Smith unremitted earnings at December 31, 2010 is not practical at this time.

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the years ended December 31, 2010 and 2009, the Company recognized a tax benefit of approximately $5.6 million and $6.0 million, respectively, related to this item.

10.	LONG-TERM DEBT

	December 31,
	2010	2009
	Amount	Amount
	Outstanding	Outstanding
	(In thousands)

Revolving credit facility	$472,600	$298,200
High yield notes	400,000	—
Senior notes	100,000	100,000
Tax increment financing and other debt	4,828	4,346

Total outstanding debt	977,428	402,546
Less current portion	(976)	(906)

Total long-term debt	$976,452	$401,640

The scheduled maturities of outstanding debt, at December 31, 2010, are as follows (in thousands):

2011	$976
2012	986
2013	100,890
2014	346
2015	472,905
Thereafter	401,325

Total outstanding debt	$977,428

Revolving Credit Facility — On October 27, 2010, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with a group of participating lenders which amends and restates the Credit Agreement dated June 27, 2005 (as amended) that was to expire August 31, 2011. The Credit Agreement provides for an increase in the aggregate commitment under the revolving credit facility from $600 million to $750 million and extends the maturity to October 27, 2015. The Credit Agreement also provides for a $75 million letter of credit sublimit, against which $9.2 million and $8.8 million in letters of credit have been issued but undrawn as of December 31, 2010 and 2009, respectively. Proceeds from the credit facility may be used for working capital and general corporate purposes, including acquisition financing. The Company’s obligations under the credit facility are guaranteed by certain of its United States subsidiaries. The credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and an interest coverage ratio. We are in compliance with all applicable covenants as of December 31, 2010. As of December 31, 2010, available funds under this facility totaled $268.2 million.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings at a customary Eurodollar rate plus the applicable margin, or at a customary base rate. The interest rate under the Credit Agreement is based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.25% to 2.05% or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.25% to 1.05%. In addition, a facility fee based on our consolidated leverage ratio and ranging from 0.25% to 0.45% is due quarterly on the aggregate commitment under the credit facility. Our average interest rate on debt outstanding under our Credit Agreement at December 31, 2010 was 2.23%. Including the swap agreement (see below) with a fixed rate of 2.9% on $50 million, the average rate increases to 2.52% at December 31, 2010.

The Credit Agreement contains limitations on liens, investments, the incurrence of subsidiary indebtedness, mergers, dispositions of assets, acquisitions, material lines of business and transactions with affiliates. The Credit Agreement restricts certain payments, including dividends, and prohibits certain agreements restricting the ability of our subsidiaries to make certain payments or to guarantee our obligations under the Credit Agreement.

High Yield Notes — On March 2, 2010, TreeHouse Foods, Inc. completed its offering of $400 million in aggregate principal amount of 7.75% high yield notes due 2018 (the “Notes”). The net proceeds of $391.0 million ($400.0 million notes less underwriting discount of $9.0 million providing an effective interest rate of 8.03%) were used as partial payment in the acquisition of all of the issued and outstanding stock of Sturm. The Company issued the Notes pursuant to an Indenture, dated March 2, 2010 (the “Base Indenture”), among the Company, the subsidiary guarantors party thereto (Bay Valley Foods, LLC and EDS Holdings, LLC, the “Initial Guarantors”) and Wells Fargo Bank, National Association, (Trustee), as supplemented by a First Supplemental Indenture, dated March 2, 2010 (the “First Supplemental Indenture”), among the Company, the Initial Guarantors and the Trustee. In addition, on March 2, 2010, the Company entered into a Second Supplemental Indenture, dated March 2, 2010 (the “Second Supplemental Indenture”) pursuant to which Sturm became an additional guarantor of the Notes, with the same force and effect as if Sturm was initially named as a guarantor under the Indenture. On October 28, 2010, the Company entered into a Third Supplemental Indenture, dated October 28, 2010 (the “Third Supplemental Indenture” and together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”), pursuant to which STSF Holdings, Inc. and S.T. Foods, Inc. (together with the Initial Guarantors and Sturm, the “Guarantors”) became an additional guarantor of the Notes, with the same force and effect as if STSF Holdings, Inc. and S.T. Foods, Inc. was initially named a guarantor under the Indenture.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded subsidiaries and unrestricted subsidiaries. The Notes are not guaranteed by any of the Company’s foreign subsidiaries.

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) allow restrictions on the ability of certain of its subsidiaries to pay dividends or make other payments to the Company or the Guarantors, (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the First Supplemental Indenture. In addition, if in the future the Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the Notes for so long as the Notes are rated investment grade by the two rating agencies. The Company is in compliance with the applicable covenants as of December 31, 2010.

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

Senior Notes — On September 22, 2006, we completed a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley Foods, LLC, a wholly-owned subsidiary of the Company, and the wholly-owned subsidiaries of Bay Valley Foods, LLC, EDS Holdings, LLC, Sturm and S.T. Foods. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States, absent registration or an applicable exemption. Net proceeds were used to repay outstanding indebtedness under the revolving Credit Agreement. Interest is paid semi-annually in arrears on March 31 and September 30 of each year. As of December 31, 2007, the Company exceeded the permitted leverage ratio of 3.5 to 1.0 requiring an additional interest payment of 1.0% per annum in 2008. The maximum permitted leverage ratio is 4.0 to 1.0, therefore, the Company was in compliance with the covenants of the Note Purchase Agreement. The Company’s leverage ratio was under 3.5 to 1.0 at December 31, 2008 and 2009 and, therefore, the Company did not pay additional interest of 1.0% in 2009 or 2010.

The Note Purchase Agreement contains covenants that limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. We are in compliance with the applicable covenants as of December 31, 2010.

Swap Agreements — The Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of agreement, $200 million in floating rate debt was swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. As of December 31, 2010 the swap amount was $50 million. Under the terms of the Company’s revolving credit agreement and in conjunction with our credit spread, this will result in an all-in borrowing cost on the swapped principal being no more than 4.95% during 2011. The Company did not apply hedge accounting to this swap.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the Company entered into a forward interest rate swap transaction for a notional amount of $100 million, as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated Other Comprehensive Loss in the Balance Sheet. The total loss will be reclassified ratably to the Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of the senior notes. In each of 2010, 2009 and 2008, $0.3 million of the loss was taken into interest expense. We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2011.

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a Tax Increment Financing Plan to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the Soup and Infant Feeding Business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2010, $2.5 million remains outstanding. Interest accrues at an annual rate of 6.61% for the $0.2 million tranche which is due on November 1, 2011; 6.71% for the $0.4 million tranche which is due on November 1, 2013; and 7.16% for the $1.9 million tranche which is due on May 1, 2019.

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

As of December 31, 2010, there were 35,439,835 common shares issued and outstanding. There is no treasury stock.

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

Certain restricted stock and restricted stock units were subject to service and market conditions for vesting. The market conditions of the restricted stock awards were met only in the first quarter of 2009, and thus are included in the year to date calculation of diluted earnings per share in that year. These awards are no longer outstanding as of December 31, 2010. The market conditions for the restricted stock units were met during the third quarter of 2009 and they became vested. Prior to vesting, the restricted stock units did not meet the criteria for inclusion in the calculation of diluted earnings per share during 2009 and thus were excluded. During 2008, the market conditions of these awards were not met and they were excluded from the calculation of diluted earnings per share.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Weighted average common shares outstanding	35,079	31,982	31,341
Assumed exercise of stock options(1)	728	383	96
Assumed vesting of restricted stock, restricted stock units and performance units(1)	365	433	32

Weighted average diluted common shares outstanding	36,172	32,798	31,469

(1)	Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share, because they were anti-dilutive, were 131 thousand, 29 thousand and 2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

12.	STOCK-BASED COMPENSATION

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

Under the Plan, the Compensation Committee may grant awards of various types of equity-based compensation, including stock options, restricted stock, restricted stock units, performance shares and performance units and other types of stock-based awards, and other cash-based compensation. The maximum number of shares that are available to be awarded under the Plan is approximately 6.0 million, of which 0.6 million remain available at December 31, 2010.

Income from continuing operations before tax, for the years ended December 31, 2010, 2009 and 2008 included share-based compensation expense for employee and director stock options, restricted stock, restricted stock units and performance units of $15.8 million, $13.3 million and $12.2 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $6.1 million, $5.1 million and $4.6 million for 2010, 2009 and 2008, respectively.

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

Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. Options were also granted to our non-employee directors. All options have a three year term and vest one-third on each of the first three anniversaries of the grant date, and a maximum term of ten years.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity during 2010:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (Yrs)	Value

Outstanding, December 31, 2009	2,292,744	107,773	$27.28	6.4	$27,792,212
Granted	130,550	—	$46.47	—	—
Forfeited	(6,601)	—	$27.00	—	—
Exercised	(159,958)	(12,977)	$26.84	—	—

Outstanding, December 31, 2010	2,256,735	94,796	$28.38	5.6	$53,400,867

Vested/expect to vest, at December 31, 2010	2,240,601	94,796	$28.35	5.6	$53,104,972

Exercisable, December 31, 2010	1,980,891	93,196	$27.55	5.3	$48,824,201

During the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of stock options exercised was approximately $3.4 million, $1.9 million and $3.8 million, respectively. The tax benefit recognized from stock option exercises in 2010, 2009 and 2008 was approximately $1.3 million, $0.7 million and $1.4 million, respectively. Compensation expense related to unvested options totaled $2.5 million at December 31, 2010 and will be recognized over the remaining vesting period of the grants, which averages 2.1 years. The average grant date fair value of options granted, in 2010, 2009 and 2008 was $19.11, $8.97 and $8.09, respectively.

In addition to stock options, certain management employees were granted restricted stock and restricted stock units, pursuant to the terms of their employment agreements that are subject to service and market conditions for vesting. The restricted stock awards expired and are no longer outstanding as of December 31, 2010. During 2009, the vesting conditions of the restricted stock units were satisfied. Issuance of the shares related to the units was deferred pursuant to the deferral elections of the participants.

During 2008, the Company began issuing restricted stock and restricted stock units to non-employee directors and a larger pool of employees. Generally these restricted stock and restricted stock unit awards vest based on the passage of time. Awards granted to employees generally vest one-third on each anniversary of the grant date. Additionally, certain restricted stock awards issued to our executives are subject to a performance condition that requires operating income for the previous twelve months to be greater than $0. This condition may be satisfied on a yearly or cumulative basis over three years. Restricted stock units granted to our non-employee directors in 2008 vest over one year and those granted subsequent to 2008 vest over thirteen months. The fair value of these awards is equal to the closing price of our stock on the date of grant. The following table summarizes the restricted stock and restricted stock unit activity during 2010:

		Weighted	Employee	Weighted	Director	Weighted
	Employee	Average	Restricted	Average	Restricted	Average
	Restricted	Grant Date	Stock	Grant Date	Stock	Grant Date
	Stock	Fair Value	Units	Fair Value	Units	Fair Value

Outstanding, at December 31, 2009	1,202,319	$24.28	784,931	$26.16	45,400	$26.96
Granted	—	$—	266,485	$45.73	16,870	$46.47
Vested	(277,754)	$24.22	(619,159)	$25.62	—	$—
Forfeited	(632,937)	$24.28	(12,381)	$31.31	—	—

Outstanding, at December 31, 2010	291,628	$24.32	419,876	$39.22	62,270	$32.24

Compensation expense for all restricted stock and restricted stock units totaled $11.4 million in 2010, $8.0 million in 2009, and $6.4 million in 2008.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation cost for restricted stock and restricted stock units is approximately $14.5 million as of December 31, 2010, and will be recognized on a weighted average basis over the next 1.8 years.

Performance unit awards have been granted to certain members of management. These awards contain service and performance conditions. For each performance period, one third of the units will accrue multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. The Company expects that 200% of the 2008 and 2009 awards will accrue and vest over the cumulative performance and service period, and approximately 100% of the 2010 awards will accrue and vest over the cumulative performance and service period, subject to estimated forfeitures. The following table summarizes the performance unit activity during the twelve months ended December 31, 2010:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value

Unvested, at December 31, 2009	127,800	$26.15
Granted	38,885	$46.29
Vested	—	—
Forfeited	(1,625)	$28.47

Unvested, at December 31, 2010	165,060	$30.87

Future compensation cost related to the performance units is estimated to be approximately $3.3 million as of December 31, 2010, and is expected to be recognized over the next 1.8 years. The future compensation accrual is based on the assumption that 200% of the 2008 and 2009 awards, and approximately 100% of the 2010 awards will vest. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

The fair value of stock options, restricted stock, restricted stock unit awards and performance units (the “Awards”) is determined on the date of grant using the assumptions noted in the following table or the market price of the Company’s stock on the date of grant. Stock options were valued using a Black Scholes model. Performance units and restricted stock and restricted stock unit awards were valued using the closing price of the Company’s stock on the date of grant. Expected volatilities for 2010 are based on historical volatilities of the Company’s stock price. Prior to 2010, expected volatilities were based on the implied historical volatilities from peer companies and other factors, as the Company’s stock was not publically traded prior to June 27, 2005. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company began operations in 2005, we do not have significant history to determine the expected term of our awards based on our experience alone. As such, we based our expected term on that of comparable companies. The assumptions used to calculate the value of the option awards granted in 2010, 2009 and 2008 are presented as follows:

	2010	2009	2008

Expected volatility	35.00%	26.37%	26.37%
Expected dividends	0.00%	0.00%	0.00%
Risk-free interest rate	3.87%	3.53%	3.53%
Expected term	6.0 years	6.0 years	6.0 years

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized		Accumulated
	Foreign	Pension and	Derivative	Other
	Currency	Postretirement	Financial	Comprehensive
	Translation(1)	Benefits	Instrument	Loss
	(In thousands)

Balance at December 31, 2007	$(3,325)	$(2,858)	$(914)	$(7,097)
Other comprehensive (loss) gain	(50,198)	(6,261)	162	(56,297)

Balance at December 31, 2008	(53,523)	(9,119)	(752)	(63,394)
Other comprehensive gain	35,678	604	161	36,443

Balance at December 31, 2009	(17,845)	(8,515)	(591)	(26,951)
Other comprehensive gain	14,066	690	161	14,917

Balance at December 31, 2010	$(3,779)	$(7,825)	$(430)	$(12,034)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in the Canadian subsidiary, E.D. Smith.

14.	EMPLOYEE PENSION AND RETIREMENT BENEFIT PLANS

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

Defined Contribution Plans — Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 20% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2010, 2009 and 2008, the Company made matching contributions to the plan of $3.3 million, $2.9 million and $2.8 million, respectively.

Multiemployer Pension and Certain Union Plans — The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The Multiemployer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multiemployer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. In 2010, 2009 and 2008, the contributions to these plans, which are expensed as incurred, were $1.6 million, $1.5 million and $1.7 million, respectively.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s overall investment strategy is to provide a regular and reliable source of income to meet the liquidity needs of the pension plans and minimize reliance on plan sponsor contributions as a source of benefit security. The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. Central to the policy are target allocation ranges by major asset classes. The objective of the target allocations are to ensure the assets are invested with the intent to protect pension plan assets so that such assets are preserved for the provision of benefits to participants and their beneficiaries and such long-term growth as may maximize the amounts available to provide such benefits without undue risk. Additionally, we consider the weighted average return of a capital markets model and historical returns on comparable equity, debt and other investments. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2010, our master trust was invested as follows: equity securities of 62%, fixed income securities of 37%, and cash and cash equivalents of 1%. Equity securities primarily include investments collective equity funds that primarily invest in securities in the United States. Fixed income securities primarily include investments in collective funds that invest in corporate bonds of companies from diversified industries. Other investments are short term in nature, including certificates of deposit, investments in a collective bond fund that invest in commercial paper, time deposits, fixed rate notes and bonds, and others.

The fair value of the Company’s pension plan assets at December 31, 2010 and 2009, by asset category are as follows:

		Pension Plan Assets
		Fair Value Measurements at
	Level	December 31, 2010

Short Term Investment Fund(a)	2	$221
Aggregate Bond Index Fund(b)	2	12,069
U.S. Market Cap Equity Index Fund(c)	2	16,868
International All Country World Index Fund(d)	2	3,242

		$32,400

		Pension Plan Assets
		Fair Value Measurements at
	Level	December 31, 2009

Short Term Investment Fund(a)	1	$654
Aggregate Bond Index Fund(b)	1	9,510
U.S. Market Cap Equity Index Fund(c)	1	16,211
International All Country World Index Fund(d)	1	3,329

		$29,704

(a)	This fund is an investment vehicle for cash reserves, that seeks to offer a competitive rate of return through a portfolio of high-grade, short term, money market instruments. Principal preservation is the primary objective of this fund.

(b)	The primary objective of this fund is to hold a portfolio representative of the overall United States bond and debt market, as characterized by the Barclays Capital aggregate Bond Index.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	The primary objective of this fund is to approximate the risk and return characteristics of the Dow Jones U.S. ex-LP’s Total Stock Market index.

(d)	The primary objective of this fund is to approximate the risk and return characteristics of the Morgan Stanley All Country World ex-US (MSCI ACWI exUS) ND Index. This fund is commonly used to represent the Non-U.S. equity developed and emerging markets.

The pension plan assets are held in collective funds and in 2009, were presented as Level 1 investments in a manner that looked through the funds to the underlying investments. For 2010, the pension plan assets are presented at the fund level as Level 2 investments. The presentation of the pension plan assets for 2009 has been adjusted so that the investments are presented consistent with the 2010 presentation.

Pension benefits for eligible salaried and non-union TreeHouse employees were frozen in 2002 for years of creditable service. For these employees incremental pension benefits are only earned for changes in compensation effecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by ERISA. The Company estimates that its 2011 contributions to its pension plans will be $4.9 million. The measurement date for the defined benefit pension plans is December 31.

Other Postretirement Benefits — Certain employees participate in benefit programs which provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2011 contributions to its postretirement benefit plans will be $0.2 million. The measurement date for the other postretirement benefit plans is December 31.

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

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2010 and 2009:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Change in benefit obligation:
Benefit obligation, at beginning of year	$38,780	$33,540	$4,713	$3,959
Service cost	2,023	1,933	85	255
Interest cost	2,136	2,083	140	239
Amendments	—	182	—	—
Acquisitions	—	—	1,064	—
Curtailments	—	—	(3,758)	—
Actuarial losses	2,141	2,854	279	358
Benefits paid	(1,868)	(1,812)	(198)	(98)

Benefit obligation, at end of year	$43,212	$38,780	$2,325	$4,713

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Change in plan assets:
Fair value of plan assets, at beginning of year	$29,704	$17,600	$—	$—
Actual return on plan assets	3,314	5,019	—	—
Company contributions	1,250	8,897	198	98
Benefits paid	(1,868)	(1,812)	(198)	(98)

Fair value of plan assets, at year end	$32,400	$29,704	$—	$—

Funded status of the plan	$(10,812)	$(9,076)	$(2,325)	$(4,713)

Amounts recognized in the Consolidated Balance Sheet consist of:
Current liability	$—	$—	$(175)	$(107)
Non-current liability	(10,812)	(9,076)	(2,150)	(4,606)

Net amount recognized	$(10,812)	$(9,076)	$(2,325)	$(4,713)

Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$10,095	$9,591	$(167)	$925
Prior service cost	3,449	4,052	(508)	(576)

Total, before tax effect	$13,544	$13,643	$(675)	$349

	Pension Benefits
	2010	2009
	(In thousands)

Accumulated benefit obligation:	$40,582	$35,749
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	5.25%	5.75%
Rate of compensation increases	4.00%	4.00%

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2010 and 2009 are as follows:

	2010		2009
	Pre-65	Post 65	Pre-65	Post 65

Healthcare inflation:
Initial rate	7.5% - 9.0%	9.0%	8.0%	10.0%
Ultimate rate	5.0%	5.0%	5.0%	5.0%
Year ultimate rate achieved	2015-2018	2015-2018	2015	2015
Discount rate	5.25%	5.25%	5.75%	5.75%

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the net periodic cost of our pension plans and postretirement plans, for the years ended December 31, 2010, 2009 and 2008:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(In thousands)			(In thousands)

Components of net periodic costs:
Service cost	$2,023	$1,933	$1,755	$85	$255	$218
Interest cost	2,136	2,083	1,807	140	239	218
Expected return on plan asset	(2,199)	(1,773)	(1,505)	—	—	—
Amortization of unrecognized prior service cost	603	580	479	(68)	(68)	(68)
Amortization of unrecognized net loss (gain)	522	626	73	(30)	(2)	8
Curtailment	—	—	—	(2,357)	—	—
Settlement charge	—	—	—	—	—	—

Net periodic cost	$3,085	$3,449	$2,609	$(2,230)	$424	$376

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—
Expected return on plan assets	7.60%	7.60%	7.60%	—	—	—

The estimated amount that will be amortized from accumulated other comprehensive income into net pension cost in 2011 is as follows:

	Pension	Postretirement
	(In thousands)

Net actuarial loss	$575	$12
Prior service cost	$603	$68

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension	Postretirement
	Benefit	Benefit
	(In thousands)

2011	$2,029	$175
2012	$2,391	$149
2013	$2,586	$131
2014	$2,594	$145
2015	$2,707	$158
2016-2020	$15,563	$821

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

2010
(In thousands)

1% Increase:
Benefit obligation, end of year	$186
Service cost plus interest cost for the year	$11
1% Decrease:
Benefit obligation, end of year	$(158)
Service cost plus interest cost for the year	$(10)

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

15.	OTHER OPERATING (INCOME) EXPENSE, NET

We incurred Other operating (income) expense, net of $1.2 million, $(6.2) million and $13.9 million, for the years ended December 31, 2010, 2009 and 2008, respectively. Other operating (income) expenses, net consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Facility closing costs and impairment charges related to the Portland, Oregon plant	$642	$886	$12,839
Gain on postretirement plan curtailment	(2,357)	—	—
Realignment of infant feeding business	2,195	—	—
Exit from a third party warehouse	879	—	—
(Gain) loss on fire at New Hampton, Iowa facility	—	(14,533)	500
Impairment of trademarks and other intangibles	—	7,600	560
Other	(176)	(177)	—

Total other operating (income) expense, net	$1,183	$(6,224)	$13,899

16.	INSURANCE CLAIM — NEW HAMPTON

In February 2008, the Company’s non-dairy powdered creamer plant in New Hampton, Iowa was damaged by a fire, which left the facility unusable. The Company repaired the facility and it became operational in the first quarter of 2009. The Company filed a claim with our insurance provider and received approximately $47.2 million in reimbursements for property damage and incremental expenses incurred to service our customers throughout this period. The claim was finalized in September 2009, and the Company received a final payment of approximately $10.6 million to close the claim in October 2009. For the year ended December 31, 2009 the Company recognized income of approximately $15.4 million, of which $14.5 million is classified in Other operating (income) expense and $0.9 million is classified in Cost of sales. Of the $14.5 million, $13.6 was related to a gain on the fixed assets destroyed in the incident.

17.	DISCONTINUED OPERATIONS

In the fourth quarter of 2008, the Company wrote-off the value of the remaining assets consisting of machinery and equipment of the nutritional beverage business that was discontinued in 2004. The loss of approximately $0.3 million in 2008, net of tax of $0.2 million, is included in the Consolidated Statements of

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income in the line Income (loss) from discontinued operations, net of tax expense (benefit). The Company was not able to find a buyer for these assets.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Interest paid	$33,045	$17,224	$29,153
Income taxes paid	$23,895	$18,103	$10,959
Accrued purchase of property and equipment	$4,761	$1,419	$3,819
Accrued other intangible assets	$1,609	$—	$—
Receivable related to Sturm acquisition	$3,329	$—	$—

Non cash financing activities for the twelve months ended December 31, 2010 and 2009 include the settlement of 893,198 and 33,625 shares, respectively, of restricted stock and restricted stock units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

19.	COMMITMENTS AND CONTINGENCIES

Leases — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 25 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $33.1 million, $34.3 million and $27.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The composition of capital leases which are reflected as Property, plant and equipment in the Consolidated Balance Sheets are as follows:

	December 31,
	2010	2009
	(In thousands)

Machinery and equipment	$3,381	$2,486
Less accumulated amortization	(1,207)	(869)

Total	$2,174	$1,617

Purchase Obligations — We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes, including cucumbers and tank yard space.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments at December 31, 2010, under non-cancelable capital leases, operating leases and purchase obligations are summarized as follows:

	Capital	Operating	Purchase
	Leases	Leases	Obligations
	(In thousands)

2011	$831	$12,614	$156,035
2012	805	8,707	10,963
2013	672	5,259	1,915
2014	90	5,073	1,230
2015	32	4,775	36
Thereafter	—	13,515	—

Total minimum payments	2,430	$49,943	$170,179

Less amount representing interest	137

Present value of capital lease obligations	$2,293

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

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments are interest rate risk, foreign currency risk and commodity price risk. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s $750 million revolving credit facility. Interest on our credit facility is variable and use of interest rate swaps establishes a fixed rate over the term of a portion of the facility. The Company’s objective in using an interest rate swap is to establish a fixed interest rate, thereby enabling the Company to predict and manage interest expense and cash flows in a more efficient and effective manner.

During 2008, the Company entered into a $200 million long-term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed rate of 2.9% interest rate base for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. The Company did not apply hedge accounting and recorded the fair value of this instrument on its Consolidated Balance Sheets. The fair value of the swap at December 31, 2010 and 2009 was a liability of approximately $0.9 million and $4.9 million, respectively. The Company recorded income of $4.0 million and $2.1 million and expense of $7.0 million related to the mark to market adjustment in 2010, 2009 and 2008, respectively, within the Other (income) expense line of the Consolidated Statements of Income.

Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for certain Canadian raw material purchases that are denominated in U.S. dollars, thereby enabling the Company to manage its foreign currency exchange rate risk. These contracts do not qualify for hedge accounting and changes in their fair value are recorded through the Consolidated Statements of Income, within the (Gain) loss on foreign currency exchange line. As of December 31, 2010 we had a liability of $0.2 million for foreign exchange contracts. No foreign currency contracts were outstanding as of December 31, 2009 or

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. During 2010 and 2009, the Company realized a loss of approximately $0.2 million and a gain of approximately $0.7 million in 2008 on these contracts.

During 2010, the Company entered into a commodity swap contract for 5.4 million pounds of High Density Polyethylene (“HDPE”) to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. The objective in using this swap is to establish a fixed commodity cost over the term of the contract. The trade date was June 3, 2010, with an effective date of July 1, 2010 and an expiration date of December 31, 2011. The Company will settle 0.3 million pounds on a monthly basis over the term of the contract. The Company did not apply hedge accounting to the commodity swap, and it is recorded at fair value on the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2010, we had an asset of $0.4 million associated with the commodity swap contract. During 2010, the Company realized a gain of $0.4 million on this contract which is recorded in the Consolidated Statement of Income, within the Other (income) expense line.

The following table identifies the derivative, its fair value, and location on the Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	December 31, 2010	December 31, 2009
		(In thousands)

Liability Derivatives:
Interest rate swap	Accounts payable and accrued expenses	$874	$3,327
Foreign exchange contract	Accounts payable and accrued expenses	184	—

		$1,058	$3,327

Interest rate swap	Other Long-term liabilities	$—	$1,550

		$—	$1,550

Asset Derivative:
Commodity contract	Prepaid expenses and other current assets	$360	$—

		$360	$—

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value. As of December 31, 2010, the outstanding balance of the Company’s variable rate debt (revolving credit facility) was $472.6 million, the fair value of which is estimated to be $475.4 million, using a present value technique and market based interest rates and credit spreads. As of December 31, 2010, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $100.2 million based on a present value technique using market based interest rates and credit spreads. The fair value of the Company’s 7.75% high yield notes due 2018, with an outstanding balance of $400.0 million as of December 31, 2010, was estimated at $434.0 million, based on quoted market prices.

The fair value of the Company’s interest rate swap agreement, as described in Notes 10 and 20, was a liability of approximately $0.9 million as of December 31, 2010. The fair value of the swap was determined using Level 2 inputs, which are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly. The fair value is based on a market approach, comparing the fixed rate of 2.9% to the current and forward one month LIBOR rates throughout the term of the swap agreement.

The fair value of the Company’s commodity contract as described in Note 20 was an asset of approximately $0.4 million as of December 31, 2010. The fair value of the commodity contract was determined using Level 1 inputs. Level 1 inputs are those inputs where quoted prices in active markets for identical assets or liabilities are available.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s foreign exchange contract as described in Note 20 was a liability of $0.2 million as of December 31, 2010, using level 2 inputs, comparing the foreign exchange rate of our contract to the spot rate as of December 31, 2010.

22.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

We manage operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis. We have designated our reportable segments based on how management views our business. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. The Company’s reportable segments, as presented below, are consistent with the manner in which the Company reports its results to the chief operating decision maker.

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; condensed and ready to serve soups, broths and gravies; infant feeding products; salad dressings and sauces; pickles and related products; Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; hot cereals; macaroni and cheese and skillet dinners. During 2010, we exited the retail infant feeding business.

Our Food Away From Home segment sells non-dairy powdered creamers, pickles and related products, Mexican sauces, refrigerated dressings, aseptic products and hot cereals to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers; pickles and related products; Mexican sauces; infant feeding products and refrigerated dressings. Export sales are primarily to industrial customers outside of North America.

We evaluate the performance of our segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by our senior management team and do not include allocated income taxes. Other expenses not allocated include warehouse start-up costs, unallocated selling and distribution expenses and corporate expenses which consist of general and administrative expenses, amortization expense, other operating (income) expense, interest expense, interest income, foreign currency exchange and other (income) expense. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 “Summary of Significant Accounting Policies”.

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

Net sales:
North American Retail Grocery	$1,247,126	$971,083	$917,102
Food Away From Home	314,998	292,927	294,020
Industrial and Export	254,900	247,643	289,528

Total	1,817,024	1,511,653	1,500,650
Direct operating income:
North American Retail Grocery	221,473	152,849	114,511
Food Away From Home	47,751	36,069	32,133
Industrial and Export	45,056	36,025	33,473

Total	314,280	224,943	180,117

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

Unallocated warehouse start-up costs(1)	—	(3,339)	—
Unallocated selling and distribution expenses	(3,066)	(3,172)	(3,824)
Unallocated corporate expense	(134,661)	(87,623)	(89,168)

Operating income	176,553	130,809	87,125
Other expense	(40,153)	(8,735)	(47,670)

Income before income taxes	$136,400	$122,074	$39,455

Depreciation:
North American Retail Grocery	$27,729	$21,395	$23,064
Food Away From Home	5,666	5,237	5,424
Industrial and Export	7,332	5,485	2,344
Corporate office	2,699	1,845	1,494

Total	$43,426	$33,962	$32,326

Trademark impairment:
North American Retail Grocery	$—	$7,600	$560
Food Away From Home	—	—	—
Industrial and Export	—	—	—

Total	$—	$7,600	$560

(1)	Included in Cost of sales in the Consolidated Statements of Income.

Geographic Information — We had revenues to customers outside of the United States of approximately 13.5%, 13.7% and 14.3% of total consolidated net sales in 2010, 2009 and 2008, respectively, with 12.8%, 13.1% and 13.6% going to Canada in 2010, 2009 and 2008, respectively. Sales are determined based on customer destination.

	December 31,
	2010	2009	2008
	(In thousands)

Long-lived assets
United States	$350,356	$242,144	$239,574
Canada	35,835	33,889	31,090

Total	$386,191	$276,033	$270,664

Long-lived assets consist of net property, plant and equipment.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 18.5%, 14.4% and 15.1% of our consolidated net sales in 2010, 2009 and 2008, respectively. Sales to Wal-Mart Stores, Inc. and affiliates are included in our North American Retail Grocery segment. No other customer accounted for more than 10% of our consolidated net sales.

Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented approximately 22.6% and 13.3% of our total trade receivables as of December 31, 2010 and 2009, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Information — The following table presents the Company’s net sales by major products.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Products:
Pickles	$328,058	$316,976	$325,579
Soup and infant feeding	322,490	344,181	336,519
Non-dairy powdered creamer	305,659	323,926	351,838
Salad dressings	208,209	186,778	156,884
Jams and other sauces	165,622	155,771	153,927
Powdered drinks	154,751	—	—
Hot cereals	120,486	—	—
Aseptic products	88,119	84,493	83,198
Mexican sauces	74,725	64,520	52,718
Refrigerated products	31,777	35,008	39,987
Dry dinners	17,128	—	—

Total net sales	$1,817,024	$1,511,653	$1,500,650

23.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2010 and 2009:

Fiscal 2010

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)

Fiscal 2010
Net sales	$397,124	$446,195	$464,242	$509,463
Gross profit	88,778	106,150	110,237	126,169
Income before income taxes	24,604	32,257	36,810	42,729
Net income	16,319	21,652	24,867	28,081
Net income per common share:
Basic	.49	.62	.70	.79
Diluted	.47	.60	.68	.77
Fiscal 2009
Net sales	$355,396	$372,605	$378,865	$404,787
Gross profit	71,711	79,844	80,518	94,297
Income before income taxes(1)	20,211	28,156	43,407	30,300
Net income	12,732	18,425	28,064	22,093
Net income per common share:
Basic	.40	.58	.87	.68
Diluted	.39	.58	.85	.66

(1)	Includes trademark impairment of $7.6 million before tax in the fourth quarter of 2009.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

With the acquisition of Sturm, the Company issued $400 million in new debt which is guaranteed by its wholly owned subsidiaries Bay Valley Foods, LLC; EDS Holdings, LLC; Sturm Foods, Inc.; STSF Holdings, Inc. and S.T. Specialty Foods, Inc. and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse Foods, Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet
December 31, 2010

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$6	$6,317	$—	$6,323
Accounts receivable, net	3,381	104,227	19,036	—	126,644
Inventories, net	—	251,993	35,402	—	287,395
Deferred income taxes	339	2,916	244	—	3,499
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,299	10,997	565	—	12,861

Total current assets	5,019	374,220	61,564	—	440,803
Property, plant and equipment, net	12,722	337,634	35,835	—	386,191
Goodwill	—	963,031	113,290	—	1,076,321
Investment in subsidiaries	1,216,618	140,727	—	(1,357,345)	—
Intercompany accounts receivable, net	703,283	(586,789)	(116,494)	—	—
Deferred income taxes	13,179	—	—	(13,179)	—
Identifiable intangible and other assets, net	45,005	358,805	84,123	—	487,933

Total assets	$1,995,826	$1,587,628	$178,318	$(1,370,524)	$2,391,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$33,363	$147,889	$21,132	$—	$202,384
Current portion of long-term debt	—	976	—	—	976

Total current liabilities	33,363	148,865	21,132	—	203,360
Long-term debt	963,014	13,438	—	—	976,452
Deferred income taxes	6,210	185,427	16,459	(13,179)	194,917
Other long-term liabilities	15,273	23,280	—	—	38,553
Shareholders’ equity	977,966	1,216,618	140,727	(1,357,345)	977,966

Total liabilities and shareholders’ equity	$1,995,826	$1,587,628	$178,318	$(1,370,524)	$2,391,248

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income
Year Ended December 31, 2010

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$1,593,324	$250,001	$(26,301)	$1,817,024
Cost of sales	—	1,215,837	196,154	(26,301)	1,385,690

Gross profit	—	377,487	53,847	—	431,334
Selling, general and administrative expense	50,605	153,619	23,022	—	227,246
Amortization	526	21,085	4,741	—	26,352
Other operating income, net	—	1,183	—	—	1,183

Operating (loss) income	(51,131)	201,600	26,084	—	176,553
Interest expense (income), net	44,824	(12,862)	13,729	—	45,691
Other (income) expense, net	(4,002)	1,537	(3,073)	—	(5,538)

(Loss) income from continuing operations, before income taxes	(91,953)	212,925	15,428	—	136,400
Income taxes (benefit)	(35,782)	76,702	4,561	—	45,481
Equity in net income of subsidiaries	147,090	10,867	—	(157,957)	—

Income from continuing operations
Loss from discontinued operations
Net income (loss)	$90,919	$147,090	$10,867	$(157,957)	$90,919

Condensed Supplemental Consolidating Statement of Income
Year Ended December 31, 2009

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$1,300,694	$246,715	$(35,756)	$1,511,653
Cost of sales	—	1,016,524	204,515	(35,756)	1,185,283

Gross profit	—	284,170	42,200	—	326,370
Selling, general and administrative expense	36,560	128,592	23,252	—	188,404
Amortization	926	7,809	4,646	—	13,381
Other operating expense (income), net	7,600	(13,824)	—	—	(6,224)

Operating (loss) income	(45,086)	161,593	14,302	—	130,809
Interest expense (income), net	15,922	(11,279)	13,787	—	18,430
Other (income) expense, net	(2,104)	(11,855)	4,264	—	(9,695)

(Loss) income from continuing operations, before income taxes	(58,904)	184,727	(3,749)	—	122,074
Income taxes (benefit)	(23,375)	63,321	814	—	40,760
Equity in net income of subsidiaries	116,843	(4,563)	—	(112,280)	—

Net income (loss)	$81,314	$116,843	$(4,563)	$(112,280)	$81,314

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Fiscal Year Ended December 31, 2010

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash (used) provided by operations	$(39,737)	$276,416	$7,972	$—	$244,651
Cash flows from investing activities:
Additions to property, plant and equipment	(463)	(33,485)	(5,595)	—	(39,543)
Additions to intangible assets	(14,763)	(5,883)	(1,464)	—	(22,110)
Cash outflows for acquisitions, net of cash acquired	1,641	(846,137)	—	—	(844,496)
Proceeds from sale of fixed assets	—	(367)	410	—	43

Net cash used in continuing operations	(13,585)	(885,872)	(6,649)	—	(906,106)
Net cash provided by discontinued operations	—	—	—	—	—

Net cash provided by (used in) investing activities	(13,585)	(885,872)	(6,649)	—	(906,106)
Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—	—	—	400,000
Net borrowing (repayment) of debt	174,600	(1,056)	(154)	—	173,390
Intercompany transfer	(610,510)	610,510	—	—	—
Payment of deferred financing costs	(16,418)	—	—	—	(16,418)
Excess tax benefit from stock based compensation	5,732	—	—	—	5,732
Cash used to net share settle equity awards	(15,370)	—	—	—	(15,370)
Issuance of common stock, net of expenses	110,688	—	—	—	110,688
Proceeds from stock option exercises	4,599	—	—	—	4,599

Net cash provided by (used in) financing activities	53,321	609,454	(154)	—	662,621

Effect of exchange rate changes on cash and cash equivalents	—	—	742	—	742
Increase (decrease) in cash and cash equivalents	(1)	(2)	1,911	—	1,908
Cash and cash equivalents, beginning of year	1	8	4,406	—	4,415

Cash and cash equivalents, end of year	$—	$6	$6,317	$—	$6,323

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Fiscal Year Ended December 31, 2009

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash (used) provided by operating activities	$(85,858)	$167,537	$23,165	$—	$104,844
Cash flows from investing activities:
Additions to property, plant and equipment	(166)	(33,693)	(3,128)	—	(36,987)
Insurance proceeds	—	2,863	—	—	2,863
Proceeds from sale of fixed assets	—	6	—	—	6

Net cash used in investing activities	(166)	(30,824)	(3,128)	—	(34,118)
Cash flows from financing activities:
Net repayment of debt	(73,800)	18,342	(19,026)	—	(74,484)
Intercompany transfer	155,054	(155,054)	—	—	—
Excess tax benefits from stock based compensation	169	—	—	—	169
Cash used to net settle equity awards	(336)	—	—	—	(336)
Proceeds from stock option exercises	4,926	—	—	—	4,926

Net cash used in financing activities	86,013	(136,712)	(19,026)	—	(69,725)

Effect of exchange rate changes on cash and cash equivalents	—	—	727	—	727
Increase (decrease) in cash and cash equivalents	(11)	1	1,738	—	1,728
Cash and cash equivalents, beginning of year	12	7	2,668	—	2,687

Cash and cash equivalents, end of year	$1	$8	$4,406	$—	$4,415

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Fiscal Year Ended December 31, 2008

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by operating activities	$26,616	$127,353	$21,667	$—	$175,636
Cash flows from investing activities:
Additions to property, plant and equipment	(12,133)	(40,232)	(3,106)	—	(55,471)
Insurance proceeds	—	12,047	—		12,047
Acquisitions, net of cash acquired	67	—	(318)	—	(251)
Proceeds from sale of fixed assets		1,679	—	—	1,679

Net cash used in continuing operations	(12,066)	(26,506)	(3,424)	—	(41,996)
Net cash provided by discontinued operations	—	157	—	—	157

Net cash used in investing activities	(12,066)	(26,349)	(3,424)	—	(41,839)
Cash flows from financing activities:
Net repayment of debt	(139,673)	14,757	(20,621)	—	(145,537)
Intercompany transfer	115,986	(115,986)	—	—	—
Excess tax benefits from stock based payment arrangements	377	—	—	—	377
Proceeds from stock option exercises	5,434	—	—	—	5,434

Net cash used in financing activities	(17,876)	(101,229)	(20,621)	—	(139,726)

Effect of exchange rate changes on cash and cash equivalents	—	—	(614)	—	(614)
Increase (decrease) in cash and cash equivalents	(3,326)	(225)	(2,992)	—	(6,543)
Cash and cash equivalents, beginning of year	3,338	232	5,660	—	9,230

Cash and cash equivalents, end of year	$12	$7	$2,668	$—	$2,687

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on such evaluations, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, with the participation of Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 includes all of the Company’s subsidiaries except for Sturm Foods, Inc. and S.T. Specialty Foods, Inc., which were acquired in 2010. This scope exception is permissible under applicable Securities and Exchange Commission guidelines. The net sales and total assets of Sturm and S.T. Foods represented approximately 16% and 42%, respectively, of the related Consolidated Financial Statement amounts for the year ended December 31, 2010. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. This report is included with this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Oak Brook, IL

We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sturm Foods, Inc. which was acquired on March 2, 2010, and STSF Holdings, Inc., which was acquired on October 28, 2010, whose combined financial statements constitute 42% of total assets and 16% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Sturm Foods, Inc. and STSF Holdings, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 14, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 14, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2011 Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2011 annual meeting of the stockholders under the headings, Directors And Management — Directors and Executive Officers and Election of Directors and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2011 Proxy Statement under the headings, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2011 Proxy Statement under the heading, Corporate Governance — Meetings of the Board of Directors and Committee Meetings/Role of Committees, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our April 28, 2011 Annual Meeting of Stockholders.

Our Code of Ethics, which is applicable to all of our employees and directors, is available on our corporate website at http://www.treehousefoods.com, along with the Corporate Governance Guidelines of our Board of Directors and the charters of the Committees of our Board of Directors. Any waivers that we may grant to our executive officers or directors under the Code of Ethics, and any amendments to our Code of Ethics, will be posted on our corporate website. Any of these items or any of our filings with the Securities and Exchange Commission are available in print to any shareowner who requests them. Requests should be sent to Investor Relations, TreeHouse Foods, Inc., 2021 Spring Road, Suite 600, Oak Brook, IL 60523.

We submitted the certification of our chief executive officer required by Section 303A.12 of the NYSE Listed Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, on May 10, 2010 without qualification. In addition, we have included the certifications required of our chief executive officer and our chief financial officer by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules with respect to the quality of our disclosures in our Form 10-K for the year ended December 31, 2010, as Exhibits 31.1 and 31.2, respectively, to this Form 10-K.

Item 11.	Executive Compensation

The information required by this item is included in the 2011 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Committee Reports — Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Committee Reports — Report of the Compensation Committee section of the 2011 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the 2011 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2011 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2011 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

February 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed Sam K. Reed	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2011

/s/ Dennis F. Riordan Dennis F. Riordan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2011

/s/ George V. Bayly George V. Bayly	Director	February 14, 2011

/s/ Diana S. Ferguson Diana S. Ferguson	Director	February 14, 2011

/s/ Dennis F. O’Brien Dennis F. O’Brien	Director	February 14, 2011

/s/ Frank J. O’Connell Frank J. O’Connell	Director	February 14, 2011

/s/ Ann M. Sardini Ann M. Sardini	Director	February 14, 2011

/s/ Gary D. Smith Gary D. Smith	Director	February 14, 2011

/s/ Terdema L. Ussery, II Terdema L. Ussery, II	Director	February 14, 2011

/s/ David B. Vermylen David B. Vermylen	Director President and Chief Operating Officer	February 14, 2011

SCHEDULE II

TREEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010, 2009 and 2008

Allowance for doubtful accounts deducted from accounts receivable:

	Balance	Change		Write-Off of
	Beginning	to		Uncollectible		Balance
Year	of Year	Allowance	Acquisitions	Accounts	Recoveries	End of Year
	(In thousands)

2008	$637	$150	$—	$(314)	$5	$478
2009	$478	$68	$—	$(124)	$2	$424
2010	$424	$(50)	$243	$(60)	$193	$750

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

2.1		Purchase Agreement, dated as of April 20, 2007, among Silver Brands Partners II, L.P., VDW Farms, Ltd., VDW Management, L.L.C., and Bay Valley Foods, LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 23, 2007.
2.2		Purchase Agreement, dated as of June 24, 2007 between E.D. Smith Operating Trust, E.D. Smith Limited Partnership, E.D. Smith Income Fund and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2007.
2.3		Stock Purchase Agreement, dated as of December 20, 2009, among TreeHouse Foods, Inc., Sturm Foods, Inc., HMSF, L.P. and other shareholders of Sturm Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2009.
2.4		Securities Purchase Agreement, dated as of September 13, 2010, among STSF Holdings LLC, STSF Holdings, Inc., S.T. Specialty Foods, Inc. and the Company is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 13, 2010.
2.5		Earnout Agreement between STSF Holdings, LLC and the Company is incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 13, 2010.
3.1		Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended on April 30, 2009 is incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2009.
3.2		Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of our quarterly report on Form 10-Q filed with the Commission November 4, 2009.
4.1		Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.
4.2		Form of Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005.
4	.3*	Third Supplemental Indenture, dated October 28, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee.
10	.1**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.
10	.2**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.
10	.3**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.
10	.4**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.
10.5		Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.
10	.6**	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.
10	.7**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.
10.8		Credit Agreement dated as of June 27, 2005, between TreeHouse Foods, Inc. and a group of Lenders with Bank of America as Administrative Agent, Swing Line Lender and L/C Issuer is incorporated by reference to Exhibit 10.16 of our Form 10-Q filed with the Commission on May 12, 2006.

Exhibit No.		Exhibit Description

10.9		Amendment No. 1 dated as of August 31, 2006 to the Credit Agreement dated June 27, 2005 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 31, 2006.
10.10		Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006.
10	.11**	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.
10	.12**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.
10.13		Amendment to No. 2 dated as of August 30, 2007 to the Credit Agreement dated June 27, 2005 is incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K dated September 4, 2007.
10	.14**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2008.
10	.15**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2008.
10	.16**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 5, 2008.
10	.17**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 5, 2008.
10	.18**	Employment Agreement by and between TreeHouse Foods, Inc. and Dennis F. Riordan is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2008.
10	.19**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.
10	.20**	First Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.
10	.21**	Amended and Restated TreeHouse Foods, Inc. Executive Severance Plan is incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated November 5, 2008.
10	.22**	First Amendment to Employment Agreement, date April 21, 2009, between TreeHouse Foods, Inc. and Dennis F. Riordan is Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2009.
10	.23**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filled with the Commission August 6, 2009.
10	.24**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filled with the Commission August 6, 2009.
10	.25**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filled with the Commission August 6, 2009.
10	.26**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filled with the Commission August 6, 2009.
10	.27**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.5 of our Form 10-Q filled with the Commission August 6, 2009.
10	.28**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.6 of our Form 10-Q filled with the Commission August 6, 2009.

Exhibit No.		Exhibit Description

10	.29**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filled with the Commission August 6, 2009.
10.30		Amended and Restated Credit Agreement, dated as of October 27, 2010 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2010.
12	.1*	Computation of Ratio of Earnings to Fixed Changes.
21	.1*	List of Subsidiaries.
23	.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.
31	.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS***	XBRL Instance Document.
101	.SCH***	XBRL Taxonomy Extension Schema Document.
101	.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Management contract or compensatory plan or arrangement.

***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the years ended December 31, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheet at December 31, 2010 and December 31, 2010 and 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (iv) Notes to Condensed Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.