Form 10-Q
period 2011-03-31
TreeHouse Foods, Inc.
filed 2011-05-06
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                            to

Commission File Number 001-32504

TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	20-2311383
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2021 Spring Road, Suite 600
Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

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
Yes ☐     No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of April 29, 2011: 35,502,778

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,375	$6,323
Receivables, net	129,472	126,644
Inventories, net	299,153	287,395
Deferred income taxes	3,627	3,499
Prepaid expenses and other current assets	12,071	12,861
Assets held for sale	4,081	4,081
Total current assets	450,779	440,803
Property, plant and equipment, net	381,219	386,191
Goodwill	1,079,671	1,076,321
Intangible assets, net	461,764	463,617
Other assets, net	23,753	24,316
Total assets	$2,397,186	$2,391,248

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$195,899	$202,384
Current portion of long-term debt	974	976
Total current liabilities	196,873	203,360
Long-term debt	951,865	976,452
Deferred income taxes	195,526	194,917
Other long-term liabilities	40,927	38,553
Total liabilities	1,385,191	1,413,282
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 35,502 and 35,440 shares issued and outstanding, respectively	355	354
Additional paid-in capital	708,674	703,465
Retained earnings	305,988	286,181
Accumulated other comprehensive loss	(3,022)	(12,034)
Total stockholders’ equity	1,011,995	977,966
Total liabilities and stockholders’ equity	$2,397,186	$2,391,248

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Net sales	$493,513	$397,124
Cost of sales	372,587	308,346
Gross profit	120,926	88,778
Operating expenses:
Selling and distribution	36,260	26,796
General and administrative	29,243	28,478
Other operating expense (income), net	2,650	(2,261)
Amortization expense	8,049	4,447
Total operating expenses	76,202	57,460
Operating income	44,724	31,318
Other expense (income):
Interest expense, net	13,851	6,827
Loss on foreign currency exchange	1,430	100
Other income, net	(492)	(213)
Total other expense	14,789	6,714
Income before income taxes	29,935	24,604
Income taxes	10,127	8,285
Net income	$19,808	$16,319

Weighted average common shares:
Basic	35,534	33,553
Diluted	36,785	34,614
Net earnings per common share:
Basic	$.56	$.49
Diluted	$.54	$.47

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$19,808	$16,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,787	9,670
Amortization	8,049	4,447
Loss on foreign currency exchange	800	1,281
Mark to market adjustment on derivative contracts	(575)	(691)
Excess tax benefits from stock-based compensation	(422)	(276)
Stock-based compensation	4,774	3,354
Write-down of tangible assets	2,352	—
Deferred income taxes	463	2,254
Curtailment of postretirement benefit obligation	—	(2,357)
Other	31	90
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(3,782)	20,548
Inventories	(10,693)	14,182
Prepaid expenses and other assets	1,748	(1,703)
Accounts payable, accrued expenses and other liabilities	(1,592)	(13,006)
Net cash provided by operating activities	32,748	54,112
Cash flows from investing activities:
Additions to property, plant and equipment	(10,578)	(6,546)
Additions to other intangible assets	(4,150)	(4,396)
Acquisition of business, net of cash acquired	1,401	(664,655)
Proceeds from sale of fixed assets	33	—
Net cash used in investing activities	(13,294)	(675,597)
Cash flows from financing activities:
Proceeds from issuance of debt	—	400,000
Borrowings under revolving credit facility	80,600	237,700
Payments under revolving credit facility	(105,000)	(119,300)
Payments on capitalized lease obligations	(196)	(169)
Proceeds from issuance of common stock, net of expenses	—	110,688
Payment of deferred financing costs	—	(9,296)
Net (payments) proceeds related to stock-based award activities	(18)	1,167
Excess tax benefits from stock-based compensation	422	276
Net cash (used in) provided by financing activities	(24,192)	621,066
Effect of exchange rate changes on cash and cash equivalents	790	101
Net decrease in cash and cash equivalents	(3,948)	(318)
Cash and cash equivalents, beginning of period	6,323	4,415
Cash and cash equivalents, end of period	$2,375	$4,097

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2011
(Unaudited)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q.  In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.  Certain product sales, as disclosed in Note 20, from prior year, have been reclassified and certain line items on the Condensed Consolidated Statements of Cash Flows for the prior year have been combined to conform to the current period presentation.  These reclassifications had no effect on reported net income, total assets, or cash flows.  The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Results of operations for interim periods are not necessarily indicative of annual results.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

2. Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations to specify that if a company presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current period, occurred at the beginning of the comparable prior annual reporting period only.  This guidance is effective prospectively for business combinations for which the acquisition date is, on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We will apply this guidance to business combinations for which the acquisition date is on or after January 1, 2011.  It will not have a significant impact on the Company.

3. Facility Closings

On February 28, 2011, the Company announced plans to close its pickle plant in Springfield, Missouri.  Production will cease in August 2011 and will be transferred to other pickle facilities.  Full plant closure is expected to occur by December 2011.  For the three months ended March 31, 2011, the Company recorded costs of $2.4 million relating to this closure, which consisted of a fixed asset impairment charge of $2.3 million to reduce the carrying value of the facility to net realizable value and $0.1 million for severance.  These costs are included in Other operating expense (income) line in our Condensed Consolidated Statements of Income.  Total costs are expected to be approximately $4.8 million. Components of the charges include $3.5 million for asset write-offs and removal of certain manufacturing equipment, $0.9 million in severance and other charges, and $0.4 million in costs to transfer inventory to other manufacturing facilities.  The Company estimates that approximately $2.4 million of the charges will be in cash and incurred in 2011.  The Company has accrued severance costs of approximately $0.1 million at March 31, 2011.

4. Acquisitions

On October 28, 2010, the Company acquired all of the outstanding securities of STSF Holdings, Inc. (“Holdings”) for approximately $180 million in cash (subject to adjustment) plus up to an additional $15 million in cash (“earn out”) if S.T. Specialty Foods, Inc. (“S.T. Foods”) achieved certain earnings targets for the twelve month period ending December 31, 2010.  The earnings targets were not met; therefore, no additional payment was required.  The acquisition was funded by the Company’s revolving credit facility.  S.T. Foods, a wholly owned subsidiary of Holdings, has annual net sales of approximately $100 million and is a manufacturer of private label macaroni and cheese, skillet dinners and other value-added side dishes.  The acquisition added additional categories to our product portfolio for the retail grocery channel.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s purchase price allocation as set forth in the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2010 is preliminary and subject to tax adjustments that are expected to be completed during the third quarter of 2011.  There were no adjustments to the purchase price allocation during the first quarter 2011.

On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a private label manufacturer of hot cereals and powdered soft drink mixes that serves retail and foodservice customers in the United States with annual sales of approximately $340 million.  The acquisition of Sturm has strengthened the Company’s presence in private label dry grocery categories.

5. Inventories

	March 31,	December 31,
	2011	2010
	(In thousands)
Raw materials and supplies	$111,099	$111,376
Finished goods	206,593	194,558
LIFO reserve	(18,539)	(18,539)
Total	$299,153	$287,395

Approximately $65.1 million and $84.8 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2011 and December 31, 2010, respectively.

6. Property, Plant and Equipment

	March 31,	December 31,
	2011	2010
	(In thousands)
Land	$15,847	$15,851
Buildings and improvements	147,864	148,616
Machinery and equipment	396,867	390,907
Construction in progress	25,449	21,067
Total	586,027	576,441
Less accumulated depreciation	(204,808)	(190,250)
Property, plant and equipment, net	$381,219	$386,191

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2010	$850,593	$92,146	$133,582	$1,076,321
Currency exchange adjustment	2,601	625	—	3,226
Purchase price adjustment	133	(9)	—	124
Balance at March 31, 2011	$853,327	$92,762	$133,582	$1,079,671

Purchase price adjustments are primarily related to working capital and tax adjustments for the Sturm acquisition.  The Company has not incurred any goodwill impairments since its inception.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$33,433	$—	$33,433	$32,673	$—	$32,673
Intangible assets with finite lives:
Customer-related	447,547	(64,296)	383,251	445,578	(57,480)	388,098
Non-compete agreement	1,000	(1,000)	—	1,000	(967)	33
Trademarks	20,010	(3,690)	16,320	20,010	(3,393)	16,617
Formulas/recipes	6,862	(2,337)	4,525	6,825	(1,972)	4,853
Computer software	29,944	(5,709)	24,235	26,007	(4,664)	21,343
Total	$538,796	$(77,032)	$461,764	$532,093	$(68,476)	$463,617

Amortization expense on intangible assets for the three months ended March 31, 2011 and 2010 was $8.0 million and $4.4 million, respectively.  Estimated amortization expense on intangible assets for 2011 and the next four years is as follows:
(In thousands)
2011	32,663
2012	32,746
2013	30,624
2014	30,269
2015	29,375

8. Accounts Payable and Accrued Expenses

	March 31,	December 31,
	2011	2010
	(In thousands)
Accounts payable	$127,235	$112,638
Payroll and benefits	28,091	33,730
Interest and taxes	20,622	21,019
Health insurance, workers’ compensation and other insurance costs	5,772	4,855
Marketing expenses	4,501	10,165
Other accrued liabilities	9,678	19,977
Total	$195,899	$202,384

9. Income Taxes

Income tax expense was recorded at an effective rate of 33.8% and 33.7% for the three months ended March 31, 2011 and 2010, respectively.  The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Canadian acquisition.

As of March 31, 2011, the Company does not believe that its gross recorded unrecognized tax benefits will materially change within the next 12 months.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Long-Term Debt

	March 31,	December 31,
	2011	2010
	(In thousands)
Revolving credit facility	$448,200	$472,600
High yield notes	400,000	400,000
Senior notes	100,000	100,000
Tax increment financing and other	4,639	4,828
Total debt outstanding	952,839	977,428
Less current portion	(974)	(976)
Total long-term debt	$951,865	$976,452

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million, of which $292.6 million was available as of March 31, 2011.  The revolving credit facility matures October 27, 2015.  In addition, as of March 31, 2011, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn.  Our revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio.  The Company is in compliance with all applicable covenants as of March 31, 2011.  The Company’s average interest rate on debt outstanding under our revolving credit facility at March 31, 2011 was 2.30%.

High Yield Notes — On March 2, 2010, the Company completed its offering of $400 million in aggregate principal amount of 7.75% high yield notes due 2018 (the “Notes”).  The net proceeds of $391.0 million ($400.0 million notes less underwriting discount of $9.0 million providing an effective interest rate of 8.03%) were used as partial payment in the acquisition of all of the issued and outstanding stock of Sturm.  The Notes are guaranteed by the Company’s wholly owned subsidiaries Bay Valley Foods, LLC; EDS Holdings, LLC; Sturm Foods, Inc.; STSF Holdings, Inc. and S.T. Specialty Foods, Inc. and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered.  The Indenture provides, among other things, that the Notes will be senior unsecured obligations of the Company.  Interest is payable on the Notes on March 1 and September 1 of each year.

Senior Notes — The Company maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers.  The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets.  The Note Purchase Agreement also requires the Company to maintain certain financial ratios.  The Company is in compliance with the applicable covenants as of March 31, 2011.

Swap Agreement — The Company has a $50 million interest rate swap agreement with a termination date of August 19, 2011 with a fixed 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement and in conjunction with our credit spread, this will result in an all-in borrowing cost on the swapped principal of $50 million being no more than 4.95% until August 19, 2011.  The Company did not apply hedge accounting to this swap.

Tax Increment Financing — As part of the acquisition of the soup and infant feeding business in 2006, the Company assumed the payments related to redevelopment bonds pursuant to a Tax Increment Financing Plan.  The Company has agreed to make certain payments with respect to the principal amount of the redevelopment bonds through May 2019.  As of March 31, 2011, $2.5 million remains outstanding.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended
	March 31,
	2011	2010
Weighted average common shares outstanding	35,534,492	33,552,646
Assumed exercise of stock options (1)	793,423	675,841
Assumed vesting of restricted stock, restricted stock units and performance units (1)	456,599	385,336
Weighted average diluted common shares outstanding	36,784,514	34,613,823

(1)
Incremental shares from stock options, restricted stock, restricted stock units, and performance units are computed by the treasury stock method.  Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share because they were anti-dilutive, were 131,090 for the three months ended March 31, 2011 and 94,539 for the three months ended March 31, 2010.

12. Stock-Based Compensation

Income before income taxes for the three month periods ended March 31, 2011 and 2010 includes share-based compensation expense of $4.8 million and $3.4 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.8 million and $1.3 million for the three month periods ended March 31, 2011 and 2010, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2011.  Stock options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date.  Stock options expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
Outstanding, December 31, 2010	2,256,735	94,796	$28.38	5.6	$53,400,867
Granted	—	—	$—	—	—
Forfeited	—	—	$—	—	—
Exercised	(31,798)	—	$25.17	—	—
Outstanding, March 31, 2011	2,224,937	94,796	$28.43	5.4	$65,984,632
Vested/expected to vest, at March 31, 2011	2,220,757	94,796	$28.39	5.4	$65,941,160
Exercisable, March 31, 2011	1,951,464	94,363	$27.58	5.0	$59,924,629

Compensation costs related to unvested options totaled $2.1 million at March 31, 2011 and will be recognized over the remaining vesting period of the grants, which averages 2.0 years.  The Company uses the Black-Scholes option pricing model to value its stock option awards.  No stock options were issued during the three months ended March 31, 2011.  The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2011was approximately $0.9 million.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards.  These awards are granted under our long-term incentive plan.  Employee restricted stock and restricted stock unit awards generally vest based on the passage of time.  These awards generally vest one-third on each anniversary of the grant date.  Director restricted stock units vest over thirteen months.  Certain directors have deferred receipt of their awards until their departure from the Board.  A complete description of restricted stock and restricted stock unit awards is presented in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  The following table summarizes the restricted stock and restricted stock unit activity during the three months ended March 31, 2011:

		Weighted		Weighted		Weighted
	Employee	Average	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Outstanding, at December 31, 2010	291,628	$24.32	419,876	$39.22	62,270	$32.24
Granted	—	—	1,380	$52.43	—	$—
Vested	(16,440)	$26.35	(29,248)	$44.50	—	—
Forfeited	(430)	$25.13	(7,315)	$47.19	—	—
Outstanding, at March 31, 2011	274,758	$24.20	384,693	$38.79	62,270	$32.24

Future compensation costs related to restricted stock and restricted stock units is approximately $12.0 million as of March 31, 2011, and will be recognized on a weighted average basis, over the next 1.7 years.  The grant date fair value of the awards granted in 2011 is equal to the Company’s closing stock price on the grant date.

Performance unit awards are granted to certain members of management.  These awards contain service and performance conditions.  For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures.  Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued.  Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date.  The Company intends to settle these awards in stock and has the shares available to do so.  The following table summarizes the performance unit activity during the three months ended March 31, 2011:

Weighted
Average
	Performance	Grant Date
	Units	Fair Value
Unvested, at December 31, 2010	165,060	$30.87
Granted	—	$—
Vested	—	—
Forfeited	—	—
Unvested, at March 31, 2011	165,060	$30.87

Future compensation cost related to the performance units is estimated to be approximately $3.4 million as of March 31, 2011, and is expected to be recognized over the next 1.7 years.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income	$19,808	$16,319
Foreign currency translation adjustment	8,803	8,522
Amortization of pension and postretirement
prior service costs and net loss, net of tax	169	178
Curtailment of postretirement plan	—	862
Amortization of swap loss, net of tax	40	40
Comprehensive income	$28,820	$25,921

The Company expects to amortize $0.7 million of prior service costs and net loss, net of tax and $0.2 million of swap loss, net of tax from other comprehensive income into earnings during 2011.

14. Employee Retirement and Postretirement Benefits

Pension, Profit Sharing and Postretirement Benefits — Certain employees and retirees participate in pension and other postretirement benefit plans.  Employee benefit plan obligations and expenses included in the Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions.

Effective March 31, 2010, the Company negotiated the transfer of the postretirement union retiree medical plan at the Dixon production facility to the Central States multiemployer plan.  The Company transferred its liability to the multiemployer plan and no longer carries a liability for the accumulated benefit obligation of the employees covered under that plan, resulting in a plan curtailment.  The curtailment resulted in a gain of $2.4 million, $1.4 million net of tax, which is included in Other operating expense (income), net on the Condensed Consolidated Statements of Income for the three months ended March 31, 2010.

Components of net periodic pension expense are as follows:
	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Service cost	$560	$515
Interest cost	560	551
Expected return on plan assets	(592)	(549)
Amortization of unrecognized net loss	144	124
Amortization of prior service costs	151	151
Net periodic pension cost	$823	$792

The Company contributed $0.4 million to the pension plans in the first three months of 2011 and expects to contribute approximately $3.6 million in 2011.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement expenses are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Service cost	$9	$54
Interest cost	31	49
Amortization of prior service credit	(18)	(18)
Amortization of unrecognized net loss	(2)	(1)
Net periodic postretirement cost	$20	$84

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2011.

15. Other Operating Expense (Income), Net

The Company incurred Other operating expense (income), net of $2.7 million and $(2.3) million, for the three months ended March 31, 2011 and 2010, respectively, and consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Facility closing costs	$2,697	$—
Gain on postretirement plan curtailment	—	(2,357)
Other	(47)	96
Total other operating expense (income), net	$2,650	$(2,261)

16. Supplemental Cash Flow Information

	Three Months Ended,
	March 31,
	2011	2010
	(In thousands)
Interest paid	$22,151	$5,202
Income taxes paid	$6,010	$7,523
Accrued purchase of property and equipment	$2,194	$2,358
Accrued other intangible assets	$1,400	$1,022

Non cash financing activities for the three months ended March 31, 2011 and 2010 include the settlement of 44,949 and 19,120 shares, respectively, of restricted stock and restricted stock units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

17. Commitments and Contingencies

Litigation, Investigations and Audits — The Company is party in the ordinary course of business to certain claims, litigation, audits and investigations.  The Company believes that it has established adequate reserves to satisfy any liability that may be incurred in connection with any such currently pending or threatened matters.  The settlement of any such currently pending or threatened matters is not expected to have a material adverse impact on our financial position, annual results of operations or cash flows.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risks managed by derivative instruments include interest rate risk, foreign currency risk and commodity price risk.

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

During 2008, the Company entered into a $200 million long-term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base.  Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed rate of 2.9% interest rate base for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate.  As of March 31, 2011 the swap amount was $50 million.  The Company did not apply hedge accounting and recorded the fair value of this instrument on its Condensed Consolidated Balance Sheets.  The fair value of the swap at March 31, 2011 and December 31, 2010 was a liability of approximately $0.6 million and $0.9 million, respectively.  The Company recorded income of $0.3 million and $0.7 million related to the mark to market adjustment in the three months ended March 31, 2011 and 2010, respectively, within the Other expense (income) line of the Condensed Consolidated Statements of Income.

Due to the Company’s operations in Canada, we are exposed to foreign currency risks.  The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows.  The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for certain Canadian raw material purchases that are denominated in U.S. dollars, thereby enabling the Company to manage its foreign currency exchange rate risk.  These contracts do not qualify for hedge accounting and changes in their fair value are recorded through the Condensed Consolidated Statements of Income, within the loss on foreign currency exchange line. As of March 31, 2011 and December 31, 2010, we had a liability of approximately $0.6 million and $0.2 million, respectively, for foreign exchange contracts.  There were no foreign exchange contracts issued or outstanding as of and for the three months ended March 31, 2010.  The Company realized a loss of approximately $0.4 million in the three months ended March 31, 2011.

In the second quarter of 2010, the Company entered into a commodity swap contract for 5.4 million pounds of High Density Polyethylene (“HDPE”) to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials.  The objective in using this swap is to establish a fixed commodity cost over the term of the contract.
The trade date was June 3, 2010, with an effective date of July 1, 2010 and an expiration date of December 31, 2011.  The Company settles 0.3 million pounds on a monthly basis over the term of the contract.  The Company did not apply hedge accounting to the commodity swap, and it is recorded at fair value on the Company’s Condensed Consolidated Balance Sheets.  As of March 31, 2011 and December 31, 2010, the Company had an asset of approximately $0.6 million and $0.4 million, respectively, associated with the commodity swap contract.  For the three months ended March 31, 2011, the Company realized a gain of $0.3 million on this contract which is recorded in the Condensed Consolidated Statement of Income, within the Other expense (income) line.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010
Liability Derivatives:		(In thousands)
Interest rate swap	Accounts payable and accrued expenses	$560	$874
Foreign exchange contract	Accounts payable and accrued expenses	574	184
		$1,134	$1,058

Asset Derivative:
Commodity contract	Prepaid expenses and other current assets	$621	$360
		$621	$360

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Fair Value of Financial Instruments

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value.  Accounts payable are financial liabilities with carrying values that approximate fair value.  As of March 31, 2011, the outstanding balance of the Company’s variable rate debt (revolving credit facility) was $448.2 million, the fair value of which is estimated to be $449.8 million, using a present value technique and market based interest rates and credit spreads.  As of March 31, 2011, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $99.4 million based on a present value technique using market based interest rates and credit spreads.  The fair value of the Company’s 7.75% high yield notes due 2018, with an outstanding balance of $400.0 million as of March 31, 2011, was estimated at $429.0 million, based on quoted market prices.

The fair value of the Company’s interest rate swap agreement, as described in Notes 10 and 18, was a liability of approximately $0.6 million as of March 31, 2011.  The fair value of the swap was determined using Level 2 inputs, which are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.  The fair value is based on a market approach, comparing the fixed rate of 2.9% to the current and forward one month LIBOR rates throughout the term of the swap agreement.

The fair value of the Company’s commodity contract as described in Note 18 was an asset of approximately $0.6 million as of March 31, 2011.  The fair value of the commodity contract was determined using Level 1 inputs.  Level 1 inputs are those inputs where quoted prices in active markets for identical assets or liabilities are available.

The fair value of the Company’s foreign exchange contract as described in Note 18 was a liability of $0.6 million as of March 31, 2011, using level 2 inputs, comparing the foreign exchange rate of our contract to the spot rate as of March 31, 2011.

20. Business and Geographic Information and Major Customers

The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis.  The Company has designated reportable segments based on how management views its business.  The Company does not segregate assets between segments for internal reporting.  Therefore, asset-related information has not been presented.  The reportable segments, as presented below, are consistent with the manner in which the Company reports its results to the Chief Operating Decision maker.

The Company evaluates the performance of its segments based on net sales dollars, gross profit and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses).  The amounts in the following tables are obtained from reports used by senior management and do not include allocated income taxes.  Other expenses not allocated include warehouse start-up costs, unallocated selling and distribution expenses and corporate expenses which consist of general and administrative expenses, amortization expense, other operating (income) expense, interest expense, interest income, foreign currency exchange and other (income) expense.  The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2010 Consolidated Financial Statements contained in our Annual Report on Form 10-K.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$353,463	$261,800
Food Away From Home	74,227	73,427
Industrial and Export	65,823	61,897
Total	$493,513	$397,124
Direct operating income:
North American Retail Grocery	$65,521	$42,122
Food Away From Home	10,762	9,461
Industrial and Export	12,830	11,662
Total	89,113	63,245
Unallocated selling and distribution expenses	(4,447)	(1,263)
Unallocated corporate expense	(39,942)	(30,664)
Operating income	44,724	31,318
Other expense	14,789	6,714
Income before income taxes	$29,935	$24,604

Geographic Information — The Company had revenues to customers outside of the United States of approximately 12.2% and 13.4% of total consolidated net sales in the three months ended March 31, 2011 and 2010, respectively, with 11.3% and 12.6% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 20.5% and 16.5% of consolidated net sales in the three months ended March 31, 2011 and 2010, respectively.  No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three months ended March 31, 2011 and 2010.  Certain product sales for 2010 have been reclassified to conform to the current period presentation due to enhanced information reporting available with the new SAP software system.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Products:
Non-dairy creamer	$82,030	$84,292
Soup and infant feeding	73,399	77,760
Pickles	70,454	74,389
Powdered drinks	55,888	14,390
Salad dressing	51,353	50,186
Mexican and other sauces	47,190	45,761
Hot cereals	40,754	9,405
Dry dinners	28,770	—
Aseptic products	21,936	21,853
Jams	16,104	14,944
Other products	5,635	4,144
Total net sales	$493,513	$397,124

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Guarantor and Non-Guarantor Financial Information

On March 2, 2010, the Company issued $400 million 7.75% high yield notes due 2018, which are guaranteed by its wholly owned subsidiaries Bay Valley Foods, LLC; EDS Holdings, LLC; Sturm Foods, Inc.; STSF Holdings, Inc. and S.T. Specialty Foods, Inc. and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered.  There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.  The following condensed consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse Foods, Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of March 31, 2011 and 2010 and for the three months ended March 31, 2011 and 2010.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet
March 31, 2011
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11	$2,364	$—	$2,375
Receivables, net	1,410	110,239	17,823	—	129,472
Inventories, net	—	258,721	40,432	—	299,153
Deferred income taxes	339	3,112	176	—	3,627
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	932	10,691	448	—	12,071
Total current assets	2,681	386,855	61,243	—	450,779
Property, plant and equipment, net	11,445	333,840	35,934	—	381,219
Goodwill	—	963,260	116,411	—	1,079,671
Investment in subsidiaries	1,262,089	162,605	—	(1,424,694)	—
Intercompany accounts receivable, net	654,136	(551,851)	(102,285)	—	—
Deferred income taxes	13,889	—	—	(13,889)	—
Identifiable intangible and other assets, net	47,726	352,510	85,281	—	485,517
Total assets	$1,991,966	$1,647,219	$196,584	$(1,438,583)	$2,397,186

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,655	$159,788	$17,456	$—	$195,899
Current portion of long-term debt	—	967	7	—	974
Total current liabilities	18,655	160,755	17,463	—	196,873
Long-term debt	938,212	13,653	—	—	951,865
Deferred income taxes	6,286	186,613	16,516	(13,889)	195,526
Other long-term liabilities	16,818	24,109	—	—	40,927
Stockholders’ equity	1,011,995	1,262,089	162,605	(1,424,694)	1,011,995
Total liabilities and stockholders’ equity	$1,991,966	$1,647,219	$196,584	$(1,438,583)	$2,397,186

Condensed Supplemental Consolidating Balance Sheet
December 31, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6	$6,317	$—	$6,323
Accounts receivable, net	3,381	104,227	19,036	—	126,644
Inventories, net	—	251,993	35,402	—	287,395
Deferred income taxes	339	2,916	244	—	3,499
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,299	10,997	565	—	12,861
Total current assets	5,019	374,220	61,564	—	440,803
Property, plant and equipment, net	12,722	337,634	35,835	—	386,191
Goodwill	—	963,031	113,290	—	1,076,321
Investment in subsidiaries	1,216,618	140,727	—	(1,357,345)	—
Intercompany accounts receivable, net	703,283	(586,789)	(116,494)	—	—
Deferred income taxes	13,179	—	—	(13,179)	—
Identifiable intangible and other assets, net	45,005	358,805	84,123	—	487,933
Total assets	$1,995,826	$1,587,628	$178,318	$(1,370,524)	$2,391,248

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,363	$147,889	$21,132	$—	$202,384
Current portion of long-term debt	—	976	—	—	976
Total current liabilities	33,363	148,865	21,132	—	203,360
Long-term debt	963,014	13,438	—	—	976,452
Deferred income taxes	6,210	185,427	16,459	(13,179)	194,917
Other long-term liabilities	15,273	23,280	—	—	38,553
Shareholders’ equity	977,966	1,216,618	140,727	(1,357,345)	977,966
Total liabilities and shareholders’ equity	$1,995,826	$1,587,628	$178,318	$(1,370,524)	$2,391,248

Condensed Supplemental Consolidating Statement of Income
Three Months Ended March 31, 2011
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$437,336	$64,130	$(7,953)	$493,513
Cost of sales	—	330,552	49,988	(7,953)	372,587
Gross profit	—	106,784	14,142	—	120,926
Selling, general and administrative expense	14,505	46,251	4,747	—	65,503
Amortization	564	6,224	1,261	—	8,049
Other operating expense, net	—	2,650	—	—	2,650
Operating (loss) income	(15,069)	51,659	8,134	—	44,724
Interest expense (income), net	13,657	(3,320)	3,514	—	13,851
Other income, net	(314)	622	630	—	938
(Loss) income from continuing operations, before income taxes	(28,412)	54,357	3,990	—	29,935
Income taxes (benefit)	(11,720)	20,781	1,066	—	10,127
Equity in net income of subsidiaries	36,500	2,924	—	(39,424)	—
Net income	$19,808	$36,500	$2,924	$(39,424)	$19,808

Condensed Supplemental Consolidating Statement of Income
Three Months Ended March 31, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$345,951	$58,157	$(6,984)	$397,124
Cost of sales	—	266,642	48,688	(6,984)	308,346
Gross profit	—	79,309	9,469	—	88,778
Selling, general and administrative expense	15,869	33,840	5,565	—	55,274
Amortization	131	3,168	1,148	—	4,447
Other operating expense (income), net	—	(2,261)	—	—	(2,261)
Operating (loss) income	(16,000)	44,562	2,756	—	31,318
Interest expense (income), net	6,628	(3,161)	3,360	—	6,827
Other (income) expense, net	(691)	1,759	(1,181)	—	(113)
(Loss) income from continuing operations, before income taxes	(21,937)	45,964	577	—	24,604
Income taxes (benefit)	(7,812)	15,900	197	—	8,285
Equity in net income of subsidiaries	30,444	380	—	(30,824)	—
Net income	$16,319	$30,444	$380	$(30,824)	$16,319

Condensed Supplemental Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(26,843)	$63,451	$(3,860)	$—	$32,748
Cash flows from investing activities:
Additions to property, plant and equipment	1,073	(10,768)	(883)	—	(10,578)
Additions to other intangible assets	(2,628)	(1,522)	—	—	(4,150)
Acquisition of business, net of cash acquired	1,401	—	—	—	1,401
Proceeds from sale of fixed assets	—	33	—	—	33
Net cash used in investing activities	(154)	(12,257)	(883)	—	(13,294)
Cash flows from financing activities:
Borrowings under revolving credit facility	80,600	—	—	—	80,600
Payments under revolving credit facility	(105,000)	—	—	—	(105,000)
Payments on capitalized lease obligations	—	(196)	—	—	(196)
Intercompany transfer	50,993	(50,993)	—	—	—
Excess tax benefits from stock-based compensation	422	—	—	—	422
Net payments related to stock-based award activities	(18)	—	—	—	(18)
Net cash provided by financing activities	26,997	(51,189)	—	—	(24,192)
Effect of exchange rate changes on cash and cash equivalents	—	—	790	—	790
Net (decrease) increase in cash and cash equivalents	—	5	(3,953)	—	(3,948)
Cash and cash equivalents, beginning of period	—	6	6,317	—	6,323
Cash and cash equivalents, end of period	$—	$11	$2,364	$—	$2,375

Condensed Supplemental Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(35,429)	$88,650	$891	$—	$54,112
Cash flows from investing activities:
Additions to property, plant and equipment	(15)	(5,397)	(1,134)	—	(6,546)
Additions to other intangible assets	(2,932)	—	(1,464)	—	(4,396)
Acquisition of business, net of cash acquired	(664,655)	—	—	—	(664,655)
Net cash used in investing activities	(667,602)	(5,397)	(2,598)	—	(675,597)
Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—	—	—	400,000
Borrowings under revolving credit facility	237,700	—	—	—	237,700
Payments under revolving credit facility	(119,300)	—	—	—	(119,300)
Payments on capitalized lease obligations	—	(120)	(49)	—	(169)
Intercompany transfer	81,795	(82,295)	500	—	—
Proceeds from issuance of common stock, net of expenses	110,688	—	—	—	110,688
Payment of deferred financing costs	(9,296)	—	—	—	(9,296)
Excess tax benefits from stock-based compensation	276	—	—	—	276
Net proceeds related to stock-based award activities	1,167	—	—	—	1,167
Net cash provided by financing activities	703,030	(82,415)	451	—	621,066
Effect of exchange rate changes on cash and cash equivalents	—	—	101	—	101
Net (decrease) increase in cash and cash equivalents	(1)	838	(1,155)	—	(318)
Cash and cash equivalents, beginning of period	1	8	4,406	—	4,415
Cash and cash equivalents, end of period	$—	$846	$3,251	$—	$4,097

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a food manufacturer servicing primarily the retail grocery and foodservice distribution channels.  Its products include non-dairy powdered coffee creamers; canned soups; salad dressings and sauces; sugar free drink mixes and sticks; instant oatmeal and hot cereals; macaroni and cheese; skillet dinners; Mexican sauces; jams and pie fillings; pickles and related products; infant feeding products; aseptic sauces; refrigerated salad dressings; and liquid non-dairy creamer.  TreeHouse believes it is the largest manufacturer of pickles and non-dairy powdered creamer in the United States and the largest manufacturer of private label salad dressings, drink mixes and instant hot cereals in the United States and Canada based on sales volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three months ended March 31, 2011 and 2010.  Also discussed is our financial position as of the end of those periods.  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our current operations consist of the following:

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

Current economic conditions remain constrained and the Company has continued to focus its efforts on volume, cost containment and margin improvement.  This strategy, along with the addition of Sturm and S.T. Foods in 2010, has resulted in net sales and direct operating income growth of approximately 24% and 41%, respectively, for the three months ended March 31, 2011, when compared to the three months ended March 31, 2010.

Recent Developments

With the success to date of the Company’s ongoing SAP systems implementation in the first quarter of 2011, a decision has been made to accelerate the conversion of the Sturm and S.T. Foods acquisitions to SAP, while maintaining an aggressive rollout to our distribution centers.  This acceleration will require an additional investment of approximately $5.0 million.

On February 28, 2011, the Company announced plans to close its pickle plant in Springfield, Missouri.  Production at the facility will cease in August 2011 and will be consolidated at other pickle facilities.  Full plant closure is expected to occur by December 2011.  Total costs are expected to be approximately $4.8 million.  Components of the charges include $3.5 million for asset write-offs and removal of certain manufacturing equipment, approximately $0.9 million in severance and other charges, and $0.4 million in costs to transfer inventory to other manufacturing facilities.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$493,513	100.0%	$397,124	100.0%
Cost of sales	372,587	75.5	308,346	77.6
Gross profit	120,926	24.5	88,778	22.4
Operating expenses:
Selling and distribution	36,260	7.4	26,796	6.8
General and administrative	29,243	5.9	28,478	7.2
Other operating expenses (income), net	2,650	0.5	(2,261)	(0.6)
Amortization expense	8,049	1.6	4,447	1.1
Total operating expenses	76,202	15.4	57,460	14.5
Operating income	44,724	9.1	31,318	7.9
Other expenses (income):
Interest expense, net	13,851	2.8	6,827	1.7
Gain on foreign currency exchange	1,430	0.3	100	—
Other income, net	(492)	(0.1)	(213)	—
Total other expense	14,789	3.0	6,714	1.7
Income before income taxes	29,935	6.1	24,604	6.2
Income taxes	10,127	2.1	8,285	2.1
Net income	$19,808	4.0%	$16,319	4.1%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Sales — First quarter net sales increased 24.3% to $493.5 million in 2011 compared to $397.1 million in the first quarter of 2010.  The increase is driven primarily by the acquisition of Sturm and S.T. Foods in 2010.  Net sales by segment are shown in the following table:

	Three Months Ended March 31,
			$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$353,463	$261,800	$91,663	35.0%
Food Away From Home	74,227	73,427	800	1.1%
Industrial and Export	65,823	61,897	3,926	6.3%
Total	$493,513	$397,124	$96,389	24.3%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales.  These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers.  Cost of sales as a percentage of net sales was 75.5% in the first quarter of 2011 compared to 77.6% in 2010.  Contributing to the reduction in cost of sales, as a percent of net sales, is a favorable mix of sales from Sturm and S.T. Foods, partially offset by lower margins in legacy product categories resulting from an increase in input costs.  The underlying commodity cost of raw materials and packaging supplies has begun to trend higher.

Operating Expenses — Total operating expenses were $76.2 million during the first quarter of 2011 compared to $57.5 million in 2010.  The increase in 2011 resulted from the following:

Selling and distribution expenses increased $9.5 million or 35.3% in the first quarter of 2011 compared to 2010 primarily due to the addition of Sturm and S.T. Foods.  Selling and distribution expenses as a percentage of total revenues increased to 7.4% in 2011 from 6.8% in 2010, mainly due to increases in distribution costs.

General and administrative expenses increased $0.8 million in the first quarter of 2011 compared to 2010.  The increase is primarily related to incremental general and administrative costs of the Sturm and S.T. Foods acquisitions and costs related to the SAP systems implementation offset by a decrease in acquisition costs incurred in the first quarter of 2010.

Other operating expenses were $2.7 million in the first quarter of 2011 primarily due to facility closing costs of the Springfield, Missouri pickle plant compared to income of $2.3 million in 2010 due to the gain on the postretirement plan curtailment.

Amortization expense increased $3.6 million in the first quarter of 2011 compared to 2010, due primarily to the additional intangible assets acquired in the Sturm and S.T. Foods acquisitions and amortization of capitalized SAP system costs.

Interest Expense, net — Interest expense increased to $13.9 million in the first quarter of 2011, compared to $6.8 million in 2010 primarily due to an increase in debt resulting from the Sturm and S.T. Foods acquisitions and higher borrowing costs.

Foreign Currency — The Company’s foreign currency loss was $1.4 for the three months ended March 31, 2011 compared to a loss of $0.1 million in 2010, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Income Taxes — Income tax expense was recorded at an effective rate of 33.8% in the first quarter of 2011 compared to 33.7% in the prior year’s quarter.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 — Results by Segment

North American Retail Grocery —

	Three Months Ended March 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$353,463	100.0%	$261,800	100.0%
Cost of sales	262,042	74.1	200,169	76.5
Gross profit	91,421	25.9	61,631	23.5
Freight out and commissions	19,530	5.6	13,177	5.0
Direct selling and marketing	6,370	1.8	6,332	2.4
Direct operating income	$65,521	18.5%	$42,122	16.1%

Net sales in the North American Retail Grocery segment increased by $91.7 million, or 35.0% in the first quarter of 2011 compared to 2010.  The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$261,800
Volume	5,704	2.2%
Pricing	(1,315)	(0.5)
Acquisition	88,754	33.9
Foreign currency	2,545	0.9
Mix/other	(4,025)	(1.5)
2011 Net sales	$353,463	35.0%

The increase in net sales from 2010 to 2011 resulted primarily from the acquisition of Sturm and S.T. Foods in 2010, higher volume and foreign currency fluctuations. Overall volume is higher in the first quarter of 2011 compared to that of 2010, primarily due to increases in the soup category partially offset by an unfavorable product mix.

Cost of sales as a percentage of net sales decreased from 76.5% in the first quarter of 2010 to 74.1% in 2011 primarily due to a favorable mix of sales from Sturm and S.T. Foods, partially offset by lower margins in legacy product categories resulting from higher input costs and reduced pricing.

Freight out and commissions paid to independent sales brokers were $19.5 million in the first quarter of 2011 compared to $13.2 million in 2010, an increase of 48.2%, primarily due the addition of Sturm and S.T. Foods and increases in distribution costs.

Direct selling and marketing expenses were approximately $6.4 million in the first quarter of 2011 and $6.3 million in 2010.

Food Away From Home —

	Three Months Ended March 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$74,227	100.0%	$73,427	100.0%
Cost of sales	59,424	80.0	59,732	81.3
Gross profit	14,803	20.0	13,695	18.7
Freight out and commissions	2,567	3.5	2,430	3.3
Direct selling and marketing	1,474	2.0	1,804	2.5
Direct operating income	$10,762	14.5%	$9,461	12.9%

Net sales in the Food Away From Home segment increased by $0.8 million, or 1.1%, in the first quarter of 2011 compared to the prior year.  The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$73,427
Volume	(4,480)	(6.0)%
Pricing	(353)	(0.5)
Acquisition	2,892	3.9
Foreign currency	391	0.5
Mix/other	2,350	3.2
2011 Net sales	$74,227	1.1%

Net sales increased during the first quarter of 2011 compared to 2010 primarily due to the addition of Sturm and a positive product mix, offset by decreases in volume in our legacy product categories.

Cost of sales as a percentage of net sales decreased from 81.3% in the first quarter of 2010 to 80.0% in 2011, due to a favorable mix of sales from Sturm.

Freight out and commissions paid to independent sales brokers were $2.6 million in the first quarter of 2011 compared to $2.4 million in 2010, an increase of 5.6%, primarily due to the addition of Sturm.

Direct selling and marketing was $1.5 million in the first quarter of 2011 and $1.8 million in the first quarter of 2010.

Industrial and Export —

	Three Months Ended March 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$65,823	100.0%	$61,897	100.0%
Cost of sales	51,121	77.7	48,445	78.3
Gross profit	14,702	22.3	13,452	21.7
Freight out and commissions	1,352	2.0	1,361	2.2
Direct selling and marketing	520	0.8	429	0.7
Direct operating income	$12,830	19.5%	$11,662	18.8%

Net sales in the Industrial and Export segment increased $3.9 million or 6.3% in the first quarter of 2011 compared to the prior year.  The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$61,897
Volume	(4,629)	(7.5)%
Pricing	3,529	5.7
Acquisition	1,963	3.2
Foreign currency	85	0.1
Mix/other	2,978	4.8
2011 Net sales	$65,823	6.3%

The increase in net sales is due to the addition of Sturm in 2010, price increases and a favorable product mix, offset by an unfavorable volume.

Cost of sales as a percentage of net sales decreased from 78.3% in the first quarter of 2010 to 77.7% in 2011 primarily due to increased pricing, partially offset by higher input costs.

Freight out and commissions paid to independent sales brokers were $1.4 million in the first quarter of 2011 and 2010.

Direct selling and marketing was $0.5 million in the first quarter of 2011 and $0.4 million in 2010.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.  The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis.  If additional borrowings are needed, approximately $292.6 million was available under the revolving credit facility as of March 31, 2011.  See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility.  We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:

Net income	$19,808	$16,319
Depreciation and amortization	19,836	14,117
Stock-based compensation	4,774	3,354
Loss on foreign currency exchange	800	1,281
Write-down of tangible assets	2,352	—
Curtailment of postretirement benefit obligation	—	(2,357)
Changes in operating assets and liabilities, net of acquisitions	(14,319)	20,021
Other	(503)	1,377
Net cash provided by operating activities	$32,748	$54,112

Our cash from operations was $32.8 million in the first three months of 2011 compared to $54.1 million in the first three months of 2010, a decrease of $21.4 million.  The decrease in cash from operating activities is due to an increase in working capital, primarily receivables and inventories, partially offset by an increase in net income plus depreciation and amortization.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from investing activities:

Additions to property, plant and equipment	$(10,578)	$(6,546)
Additions to other intangible assets	(4,150)	(4,396)
Acquisition of business, net of cash acquired	1,401	(664,655)
Other	33	—
Net cash used in investing activities	$(13,294)	$(675,597)

In the first three months of 2011, cash used in investing activities decreased by $662.3 million compared to 2010 primarily due to the acquisition of Sturm in 2010 for $664.7 million.

We expect capital spending programs to be approximately $85 million in 2011.  Capital spending in 2011 will focus on food safety, quality, productivity improvements, improvements to our San Antonio facility, installation of an Enterprise Resource Planning system (SAP) and routine equipment upgrades or replacements at our plants and will be funded with cash from operations.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from financing activities:

Proceeds from issuance of debt for acquisitions	$—	$400,000
Borrowings under revolving credit facility	80,600	237,700
Payments under revolving credit facility	(105,000)	(119,300)
Proceeds from issuance of common stock, net of expenses	—	110,688
Payment of deferred financing costs	—	$(9,296)
Net (payments) proceeds related to stock-based award activities	(18)	1,167
Other	226	107
Net cash (used in) provided by financing activities	(24,192)	621,066

Net cash flow from financing activities decreased from $621.1 million in the first three months of 2010 to a use of $24.2 million in 2011.  In the first quarter of 2010, we issued $400.0 million of new debt, common stock in the net amount of $110.7 million and borrowings under our revolving credit facility to finance the Sturm acquisition.  The first quarter of 2011 consisted of only normal borrowings and repayments under our line of credit.

Cash provided by operating activities is used to pay down debt and fund additions to property, plant and equipment and intangible assets.

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

Debt Obligations

At March 31, 2011, we had $448.2 million in borrowings outstanding under our revolving credit facility, 7.75% High Yield Notes due 2018 of $400 million outstanding, Senior Notes of $100 million outstanding and $4.6 million of tax increment financing and other obligations.  In addition, at March 31, 2011, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $750 million, of which $292.6 million was available at March 31, 2011.  Interest rates on debt outstanding under our revolving credit facility as of March 31, 2011 averaged 2.30%.

We are in compliance with applicable debt covenants as of March 31, 2011.

See Notes 10 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

See Note 17 to our Condensed Consolidated Financial Statements and Note 19 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no material changes to our critical accounting policies in the three months ended March 31, 2011.

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

The words “anticipate,” “believe,” “estimate,” “project,” “expect,” “intend,” “plan,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  We do not intend to update these forward-looking statements.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make.  Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates; raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2010 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million.  The interest rate under the revolving credit facility is based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.25% to 2.05% or a base rate (as defined in the revolving credit facility) plus a margin ranging from .25% to 1.05%.

The Company has a $50 million interest rate swap agreement with a termination date of August 19, 2011 with a fixed 2.9% interest rate.  Under the terms of the Company’s revolving credit agreement and in conjunction with our credit spread, this will result in an all-in borrowing cost on the swapped principal of $50 million being no more than 4.95% until August 19, 2011.  The Company did not apply hedge accounting to this swap.

In July 2006, we entered into a forward interest rate swap transaction for a notional amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes.  The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million.  The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets.  The loss is reclassified ratably to our Condensed Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of our senior notes.

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk, other than our interest rate swap agreement, as of March 31, 2011.  Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates.  Based on our outstanding debt balance of $448.2 million under our revolving credit facility at March 31, 2011, and adjusting for the $50 million fixed rate swap amount, as of March 31, 2011, each 1% rise in our interest rate would increase our interest expense by approximately $4.0 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly.  We experienced increases in costs of most raw materials, ingredients, and packaging materials in the first quarter of 2011 compared to 2010.  In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities, as well as our transportation costs rose significantly in the first quarter of 2011.  We expect the volatile nature of these costs to continue with an overall upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts.  Forward purchase contracts help us manage our business and reduce cost volatility.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates.  Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.  For the three months ended March 31, 2011 the Company recognized a net gain of $7.4 million, of which a gain of $8.8 million was recorded as a component of Accumulated other comprehensive loss and a loss of $1.4 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange.  For the three months ended March 31, 2010, the Company recognized a net foreign currency exchange gain of $8.4 million, of which a gain of $8.5 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.1 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange.

The Company has entered into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions.  The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets.  The contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary.  As of March 31, 2011, the Company had a liability of $0.6 million and realized a loss of approximately $0.4 million in the three months ended March 31, 2011.

Item 4. Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, these disclosure controls and procedures were effective.  We have excluded S.T. Foods from our evaluation of disclosure controls and procedures, as of March 31, 2011, because S.T. Foods was acquired by the Company in October of 2010.  The net sales and total assets of S.T. Foods represented approximately 5.8%, and, 9.1%, respectively, of the related Condensed Consolidated Financial Statement amounts as of and for the quarter ended March 31, 2011.

During the first quarter of 2011, we began migrating certain financial processing systems to SAP software.  This software implementation is part of our ongoing business transformation initiative, and we plan to continue implementing such software throughout our businesses over the course of the next few years.  In connection with the SAP implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Oak Brook, IL

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of income and of cash flows for the three month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
May 6, 2011

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of TreeHouse Foods, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 28, 2011).

3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on April 28, 2011).

10.1
Consulting Agreement, dated February 10, 2011, between TreeHouse Foods, Inc. and David B Vermylen (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 11, 2011).

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

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three months ended March 31, 2011and 2010, (ii) the Condensed Consolidated Balance Sheet at March 31, 2011and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2011.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Senior Vice President and Chief Financial Officer

May 6, 2011