Form 10-Q
period 2011-06-30
TreeHouse Foods, Inc.
filed 2011-08-05
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011.
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
Yes       ☐       No       ☑
Number of shares of Common Stock, $0.01 par value, outstanding as of July 22, 2011: 35,873,741

Page
Part I — Financial Information

Item 1 — Financial Statements (Unaudited)	3

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	33

Item 4 — Controls and Procedures	35

Report of Independent Registered Public Accounting Firm	36

Part II — Other Information

Item 1 — Legal Proceedings	37

Item 1A — Risk Factors	37

Item 6 — Exhibits	37

Signatures	38
EX-12.1
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,347	$6,323
Receivables, net	117,005	126,644
Inventories, net	320,672	287,395
Deferred income taxes	3,360	3,499
Prepaid expenses and other current assets	10,685	12,861
Assets held for sale	4,081	4,081

Total current assets	458,150	440,803
Property, plant and equipment, net	392,255	386,191
Goodwill, net	1,079,301	1,076,321
Intangible assets, net	454,908	463,617
Other assets, net	23,105	24,316

Total assets	$2,407,719	$2,391,248

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$205,500	$202,384
Current portion of long-term debt	1,232	976

Total current liabilities	206,732	203,360
Long-term debt	940,324	976,452
Deferred income taxes	195,451	194,917
Other long-term liabilities	41,512	38,553

Total liabilities	1,384,019	1,413,282
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 35,868 and 35,440 shares issued and outstanding, respectively	359	354
Additional paid-in capital	707,249	703,465
Retained earnings	320,333	286,181
Accumulated other comprehensive loss	(4,241)	(12,034)

Total stockholders’ equity	1,023,700	977,966

Total liabilities and stockholders’ equity	$2,407,719	$2,391,248

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$492,620	$446,195	$986,133	$843,319
Cost of sales	383,180	340,045	755,767	648,391

Gross profit	109,440	106,150	230,366	194,928
Operating expenses:
Selling and distribution	35,558	30,887	71,818	57,683
General and administrative	30,602	25,084	59,845	53,562
Other operating expense (income), net	1,348	2,019	3,998	(242)
Amortization expense	8,319	7,287	16,368	11,734

Total operating expenses	75,827	65,277	152,029	122,737

Operating income	33,613	40,873	78,337	72,191
Other expense (income):
Interest expense, net	13,470	11,779	27,321	18,606
(Gain) loss on foreign currency exchange	(875)	(2,170)	555	(2,070)
Other income, net	(225)	(993)	(717)	(1,206)

Total other expense	12,370	8,616	27,159	15,330

Income before income taxes	21,243	32,257	51,178	56,861
Income taxes	6,898	10,605	17,025	18,890

Net income	$14,345	$21,652	$34,153	$37,971

Weighted average common shares:
Basic	35,600	34,814	35,566	34,465
Diluted	36,950	35,994	36,871	35,588
Net earnings per common share:
Basic	$.40	$.62	$.96	$1.10
Diluted	$.39	$.60	$.93	$1.07
See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$34,153	$37,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,979	20,763
Amortization	16,368	11,734
Loss on foreign currency exchange	720	668
Mark to market adjustment on derivative contracts	(753)	(1,710)
Excess tax (benefits) deficiency from stock-based compensation	(3,671)	440
Stock-based compensation	9,449	7,798
Loss on disposition of assets, net	237	1,720
Write-down of tangible assets	2,330	—
Deferred income taxes	907	7,199
Curtailment of postretirement benefit obligation	—	(2,357)
Other	27	81
Changes in operating assets and liabilities, net of acquisitions:
Receivables	6,763	20,556
Inventories	(32,427)	16,875
Prepaid expenses and other assets	3,610	(11,898)
Accounts payable, accrued expenses and other liabilities	9,344	6,922

Net cash provided by operating activities	71,036	116,762
Cash flows from investing activities:
Additions to property, plant and equipment	(29,839)	(16,625)
Additions to other intangible assets	(6,183)	(6,614)
Acquisition of business, net of cash acquired	3,243	(664,655)
Proceeds from sale of fixed assets	56	—

Net cash used in investing activities	(32,723)	(687,894)
Cash flows from financing activities:
Proceeds from issuance of debt	—	400,000
Borrowings under revolving credit facility	125,600	270,900
Payments under revolving credit facility	(162,200)	(187,100)
Payments on capitalized lease obligations	(599)	(587)
Proceeds from issuance of common stock, net of expenses	—	110,688
Payment of deferred financing costs	—	(10,783)
Net (payments) proceeds related to stock-based award activities	(9,394)	(12,256)
Excess tax benefits (deficiency) from stock-based compensation	3,671	(440)

Net cash (used in) provided by financing activities	(42,922)	570,422

Effect of exchange rate changes on cash and cash equivalents	633	(258)

Net decrease in cash and cash equivalents	(3,976)	(968)
Cash and cash equivalents, beginning of period	6,323	4,415

Cash and cash equivalents, end of period	$2,347	$3,447

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2011
(Unaudited)
1. Basis of Presentation
The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. Certain product sales, as disclosed in Note 20, from prior year have been reclassified and certain line items on the Condensed Consolidated Statements of Cash Flows for the prior year have been combined to conform to the current period presentation. These reclassifications had no effect on reported net income, total assets, or cash flows. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Results of operations for interim periods are not necessarily indicative of annual results.
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
2. Recent Accounting Pronouncements
On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the current presentation guidance and requires comprehensive income to be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 does not change current accounting and therefore is not expected to have a significant impact on the Company.
On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides converged guidance on how (not when) to measure fair value. The ASU provides expanded disclosure requirements and other amendments, including those that eliminate unnecessary wording differences between U.S. GAAP and IFRSs. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s disclosures or fair value measurements.
3. Facility Closings
On February 28, 2011, the Company announced plans to close its pickle plant in Springfield, Missouri. Production will cease in August 2011 and will be transferred to other pickle facilities. Full plant closure is expected to occur by December 2011. For the three and six months ended June 30, 2011, the Company recorded costs of $0.8 million and $3.2 million, respectively. For the three months ended June 30, 2011, costs consisted of $0.2 million for severance and $0.6 million for disposal costs. For the six months ended June 30, 2011, costs relating to this closure consisted of a fixed asset impairment charge of $2.3 million to reduce the carrying value of the facility to net realizable value, $0.3 million for severance and $0.6 million for disposal costs. These costs are included in Other operating expense (income), net line in our Condensed Consolidated Statements of Income. Total costs are expected to be approximately $4.7 million. Components of the charges include $3.6 million for asset write-offs and removal of certain manufacturing equipment, $0.8 million in severance and other charges, and $0.3 million in costs to transfer inventory to other manufacturing facilities. The Company estimates that approximately $2.4 million of the charges will be in cash and incurred in 2011. The Company has accrued severance costs of approximately $0.2 million at June 30, 2011.

4. Acquisitions
On October 28, 2010, the Company acquired S.T. Specialty Foods, Inc (S.T. Foods), a wholly owned subsidiary of STSF Holdings, Inc. (“Holdings”) by acquiring all of the outstanding securities of Holdings for approximately $180 million in cash. The acquisition was funded by the Company’s revolving credit facility. S.T. Foods, has annual net sales of approximately $100 million and is a manufacturer of private label macaroni and cheese, skillet dinners and other value-added side dishes. The acquisition added additional categories to our product portfolio for the retail grocery channel.
On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a private label manufacturer of hot cereals and powdered soft drink mixes that services retail and foodservice customers in the United States. The acquisition of Sturm has strengthened the Company’s presence in private label dry grocery categories.
The Company’s purchase price allocation as set forth in the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2010 is preliminary and subject to tax adjustments that are expected to be completed during the third quarter of 2011.
5. Inventories

	June 30,	December 31,
	2011	2010
	(In thousands)
Raw materials and supplies	$113,204	$111,376
Finished goods	226,807	194,558
LIFO reserve	(19,339)	(18,539)

Total	$320,672	$287,395

Approximately $59.9 million and $84.8 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2011 and December 31, 2010, respectively.
6. Property, Plant and Equipment

	June 30,	December 31,
	2011	2010
	(In thousands)
Land	$15,840	$15,851
Buildings and improvements	148,304	148,616
Machinery and equipment	400,212	390,907
Construction in progress	44,226	21,067

Total	608,582	576,441
Less accumulated depreciation	(216,327)	(190,250)

Property, plant and equipment, net	$392,255	$386,191

7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2010	$850,593	$92,146	$133,582	$1,076,321
Currency exchange adjustment	2,155	561	—	2,716
Purchase price adjustment	273	(9)	—	264

Balance at June 30, 2011	$853,021	$92,698	$133,582	$1,079,301

Purchase price adjustments are related to working capital, tax and other adjustments for the Sturm and S.T. Foods acquisitions. The Company has not incurred any goodwill impairments since its inception.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$33,313	$—	$33,313	$32,673	$—	$32,673
Intangible assets with finite lives:
Customer-related	447,538	(70,499)	377,039	445,578	(57,480)	388,098
Non-compete agreement	1,000	(1,000)	—	1,000	(967)	33
Trademarks	20,010	(3,989)	16,021	20,010	(3,393)	16,617
Formulas/recipes	6,856	(2,672)	4,184	6,825	(1,972)	4,853
Computer software	31,447	(7,096)	24,351	26,007	(4,664)	21,343

Total	$540,164	$(85,256)	$454,908	$532,093	$(68,476)	$463,617

Amortization expense on intangible assets for the three months ended June 30, 2011 and 2010 was $8.3 million and $7.3 million, respectively, and $16.4 million and $11.7 million for the six months ended June 30, 2011 and 2010, respectively. Estimated amortization expense on intangible assets for 2011 and the next four years is as follows:

(In thousands)
2011	33,827
2012	32,029
2013	30,679
2014	30,450
2015	29,518
8. Accounts Payable and Accrued Expenses

	June 30,	December 31,
	2011	2010
	(In thousands)
Accounts payable	$135,515	$112,638
Payroll and benefits	32,444	33,730
Interest and taxes	19,198	21,019
Health insurance, workers’ compensation and other insurance costs	5,757	4,855
Marketing expenses	5,247	10,165
Other accrued liabilities	7,339	19,977

Total	$205,500	$202,384

9. Income Taxes
Income tax expense was recorded at an effective rate of 32.5% and 33.3% for the three and six months ended June 30, 2011, respectively, compared to 32.9% and 33.2% for the three and six months ended June 30, 2010, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Canadian acquisition.
As of June 30, 2011, the Company does not believe that its gross recorded unrecognized tax benefits will materially change within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S., Canada and various state jurisdictions. The Company has various state tax examinations in process, which are expected to be completed in 2011 or 2012. The outcome of the various state tax examinations is unknown at this time.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Long-Term Debt

	June 30,	December 31,
	2011	2010
	(In thousands)
Revolving credit facility	$436,000	$472,600
High yield notes	400,000	400,000
Senior notes	100,000	100,000
Tax increment financing and other debt	5,556	4,828

Total debt outstanding	941,556	977,428
Less current portion	(1,232)	(976)

Total long-term debt	$940,324	$976,452

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million, of which $304.8 million was available as of June 30, 2011. The revolving credit facility matures October 27, 2015. In addition, as of June 30, 2011, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn. Our revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of June 30, 2011. The Company’s average interest rate on debt outstanding under our revolving credit facility for the three and six months ended June 30, 2011 was 2.13% and 2.16%, respectively.
High Yield Notes — On March 2, 2010, the Company completed its offering of $400 million in aggregate principal amount of 7.75% high yield notes due March 1, 2018 (the “Notes”). The net proceeds of $391.0 million ($400.0 million notes less underwriting discount of $9.0 million providing an effective interest rate of 8.03%) were used as partial payment in the acquisition of all of the issued and outstanding stock of Sturm. The Notes are guaranteed by the Company’s wholly owned subsidiaries Bay Valley Foods, LLC; EDS Holdings, LLC; Sturm Foods, Inc.; STSF Holdings, Inc. and S.T. Specialty Foods, Inc. and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered. The Indenture provides, among other things, that the Notes will be senior unsecured obligations of the Company. Interest is payable on the Notes on March 1 and September 1 of each year.
Senior Notes — The Company maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. The Company is in compliance with the applicable covenants as of June 30, 2011.
Swap Agreement — The Company has a $50 million interest rate swap agreement with a termination date of August 19, 2011 and a fixed 2.9% interest rate. Under the terms of the Company’s revolving credit agreement, and in conjunction with our credit spread, this will result in an all-in borrowing cost on the swapped principal of $50 million being no more than 4.95% until August 19, 2011. The Company did not apply hedge accounting to this swap.
Tax Increment Financing — As part of the acquisition of the soup and infant feeding business in 2006, the Company assumed the payments related to redevelopment bonds pursuant to a Tax Increment Financing Plan. The Company has agreed to make certain payments with respect to the principal amount of the redevelopment bonds through May 2019. As of June 30, 2011, $2.3 million remains outstanding.
11. Earnings Per Share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to outstanding stock options, restricted stock, restricted stock units and performance units.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	35,599,737	34,814,309	35,566,370	34,464,990
Assumed exercise/vesting of equity awards (1)	1,350,258	1,179,282	1,304,240	1,123,481

Weighted average diluted common shares outstanding	36,949,995	35,993,591	36,870,610	35,588,471

(1)	Incremental shares from stock options, restricted stock, restricted stock units, and performance units are computed by the treasury stock method. Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share because they were anti-dilutive, were 110,000 and 365,720 for the three and six months ended June 30, 2011, respectively, and 276,620 for the three and six months ended June 30, 2010.
12. Stock-Based Compensation
Income before income taxes for the three and six month periods ended June 30, 2011 and 2010 includes share-based compensation expense of $4.7 million, $9.4 million, $4.4 million and $7.8 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.8 million, $3.7 million, $1.7 million and $3.0 million for the three and six month periods ended June 30, 2011 and 2010, respectively.
The following table summarizes stock option activity during the six months ended June 30, 2011. Stock options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
Outstanding, December 31, 2010	2,256,735	94,796	$28.38	5.6	$53,400,867
Granted	110,000	—	$54.90	—	—
Forfeited	—	—	$—	—	—
Exercised	(78,933)	—	$25.48	—	—

Outstanding, June 30, 2011	2,287,802	94,796	$29.70	5.3	$59,378,742

Vested/expected to vest, at June 30, 2011	2,281,668	94,796	$29.65	5.3	$59,358,924

Exercisable, June 30, 2011	2,090,770	94,796	$27.77	5.0	$58,670,301

Compensation costs related to unvested options totaled $3.8 million at June 30, 2011 and will be recognized over the remaining vesting period of the grants, which averages 2.6 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2011 include the following: expected volatility of 33.35%, expected term of six years, risk free rate of 2.57% and no dividends. The average grant date fair value of stock options granted in the six months ended June 30, 2011 was $20.36. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2011 was approximately $2.3 million.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock and restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest over thirteen months. Certain directors have deferred receipt of their awards until their departure from the Board. A complete description of restricted stock and restricted stock unit awards is presented in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The following table summarizes the restricted stock and restricted stock unit activity during the six months ended June 30, 2011:

		Weighted		Weighted		Weighted
	Employee	Average	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Outstanding, at December 31, 2010	291,628	$24.32	419,876	$39.22	62,270	$32.24
Granted	—	—	126,760	$54.88	13,230	$54.90
Vested	(274,292)	$24.20	(137,729)	$38.08	—	—
Forfeited	(590)	$25.46	(8,608)	$43.01	—	—

Outstanding, at June 30, 2011	16,746	$26.34	400,299	$44.49	75,500	$36.21

Future compensation costs related to restricted stock and restricted stock units is approximately $15.7 million as of June 30, 2011, and will be recognized on a weighted average basis, over the next 2.1 years. The grant date fair value of the awards granted in 2011 is equal to the Company’s closing stock price on the grant date.
Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. As of June 30, 2011, based on achievement of operating performance measures, 72,900 performance units were converted into 145,800 shares of stock. Conversion of these shares was based on attainment of at least 120% of the target performance goals, and resulted in the vesting awards being converted into two shares of stock for each performance unit. The following table summarizes the performance unit activity during the six months ended June 30, 2011:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
Unvested, at December 31, 2010	165,060	$30.87
Granted	43,050	$54.90
Vested	(72,900)	24.06
Forfeited	(1,512)	28.47

Unvested, at June 30, 2011	133,698	$42.35

Future compensation cost related to the performance units is estimated to be approximately $5.1 million as of June 30, 2011, and is expected to be recognized over the next 2.3 years.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Comprehensive Income
The following table sets forth the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income	$14,345	$21,652	$34,153	$37,971
Foreign currency translation adjustment	(1,428)	(7,773)	7,375	749
Amortization of pension and postretirement prior service costs and net loss, net of tax	169	137	338	315
Curtailment of postretirement plan, net of tax	—	—	—	862
Amortization of swap loss, net of tax	40	40	80	80

Comprehensive income	$13,126	$14,056	$41,946	$39,977

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
Effective March 31, 2010, the Company negotiated the transfer of the postretirement union retiree medical plan at the Dixon production facility to the Central States multiemployer plan. The Company transferred its liability to the multiemployer plan and no longer carries a liability for the accumulated benefit obligation of the employees covered under that plan, resulting in a plan curtailment. The curtailment resulted in a gain of $2.4 million, $1.4 million net of tax, which is included in Other operating expense (income), net on the Condensed Consolidated Statements of Income for the six months ended June 30, 2010.
Components of net periodic pension expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$560	$515	$1,120	$1,030
Interest cost	560	551	1,120	1,102
Expected return on plan assets	(592)	(549)	(1,184)	(1,098)
Amortization of unrecognized net loss	144	124	288	248
Amortization of prior service costs	151	151	302	302

Net periodic pension cost	$823	$792	$1,646	$1,584

The Company contributed $1.2 million to the pension plans in the first six months of 2011 and expects to contribute approximately $3.6 million in 2011.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of net periodic postretirement expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$9	$12	$18	$66
Interest cost	31	35	62	84
Amortization of prior service credit	(17)	(18)	(35)	(36)
Amortization of unrecognized net loss	(3)	(10)	(5)	(11)

Net periodic postretirement cost	$20	$19	$40	$103

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2011.
15. Other Operating Expense (Income), Net
The Company incurred Other operating expense (income), for the three and six months ended June 30, 2011 and 2010, respectively, which consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Facility closing costs	$1,368	$—	$4,065	$—
Gain on postretirement plan curtailment	—	—	—	(2,357)
Realignment of infant feeding business	—	1,915	—	1,915
Other	(20)	104	(67)	200

Total other operating expense (income), net	$1,348	$2,019	$3,998	$(242)

16. Supplemental Cash Flow Information

	Six Months Ended,
	June 30,
	2011	2010
	(In thousands)
Interest paid	$26,005	$7,790
Income taxes paid	$19,582	$23,012
Accrued purchase of property and equipment	$5,083	$3,626
Accrued other intangible assets	$1,101	$2,158
Non cash financing activities for the six months ended June 30, 2011 and 2010 include the settlement of 555,322 shares and 890,488, shares, respectively, of restricted stock, restricted stock units and performance units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.
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
The Company’s $50 million interest rate swap agreement swaps floating rate debt for a fixed rate of 2.9% and expires August 19, 2011. The Company did not apply hedge accounting and recorded the fair value of this instrument on its Condensed Consolidated Balance Sheets. The Company recorded income of $0.3 million, $0.6 million, $1.2 million and $1.9 million related to the mark to market adjustment in the three and six months ended June 30, 2011 and 2010, respectively, within the Other expense (income) line of the Condensed Consolidated Statements of Income.
Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, within the loss on foreign currency exchange line. The Company realized a gain of approximately $0.5 million and $0.1 million in the three and six months ended June 30, 2011. As of June 30, 2011, the Company had three foreign currency contracts for the purchase of U.S. dollars, all expiring by the end of the third quarter in 2011. The total contracted U.S. dollar amount as of June 30, 2011 is $15.0 million.
Commodity price risk is managed, in part, by using derivatives such as commodity swaps, the objective of which is to establish a fixed commodity cost over the term of the contracts.
As of June 30, 2011, the Company had two types of commodity swap contracts outstanding, one for diesel fuel and one for high density polyethylene (“HDPE”). The Company entered into diesel fuel swap contracts on June 30, 2011 to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. These contracts expire in the third and fourth quarters of 2011. The contract for HDPE is used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials.
As of June 30, 2011, the Company had 1.8 million gallons outstanding under diesel contracts, with 0.9 million gallons settling in the third and fourth quarters of 2011. As of June 30, 2011, the company had 1.8 million pounds outstanding under the HDPE swap with 0.3 million pounds settling on a monthly basis. The contract expires on December 31, 2011.
The Company did not apply hedge accounting to the commodity swaps, and they are recorded at fair value on the Company’s Condensed Consolidated Balance Sheets. For the three months ended June 30, 2011 and 2010, the Company realized a loss of $0.2 million, and for the six months ended June 30, 2011 and 2010 a gain of $0.1 million, and a loss of $0.2 million, respectively, related to mark to market adjustments, which are recorded in the Condensed Consolidated Statement of Income, within the Other expense (income) line.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	June 30, 2011	December 31, 2010
		(In thousands)
Liability Derivatives:
Interest rate swap	Accounts payable and accrued expenses	$229	$874
Foreign exchange contract	Accounts payable and accrued expenses	93	184

		$322	$1,058

Asset Derivative:
Commodity contracts	Prepaid expenses and other current assets	$468	$360

		$468	$360

19. Fair Value of Financial Instruments
Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value. As of June 30, 2011, the outstanding balance of the Company’s variable rate debt (revolving credit facility) was $436.0 million, the fair value of which is estimated to be $448.3 million, using a present value technique and market based interest rates and credit spreads. As of June 30, 2011, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $98.6 million based on a present value technique using market based interest rates and credit spreads. The fair value of the Company’s 7.75% high yield notes due March 1, 2018, with an outstanding balance of $400.0 million as of June 30, 2011, was estimated at $427.0 million, based on quoted market prices.
The fair value of the Company’s interest rate swap agreement, as described in Notes 10 and 18, was a liability of approximately $0.2 million as of June 30, 2011. The fair value of the swap was determined using Level 2 inputs, which are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly. The fair value is based on a market approach, comparing the fixed rate of 2.9% to the current and forward one month LIBOR rates throughout the term of the swap agreement.
The fair value of the Company’s commodity contracts as described in Note 18 was an asset of approximately $0.5 million as of June 30, 2011. The fair value of the commodity contracts were determined using Level 1 inputs. Level 1 inputs are those inputs where quoted prices in active markets for identical assets or liabilities are available.
The fair value of the Company’s foreign exchange contract as described in Note 18 was a liability of $0.1 million as of June 30, 2011, using level 2 inputs, comparing the foreign exchange rate of our contract to the spot rate as of June 30, 2011.
20. Segment Information
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
The Company evaluates the performance of its segments based on net sales dollars, gross profit and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by senior management and do not include allocated income taxes. Other expenses not allocated include unallocated selling and distribution expenses and corporate expenses which consist of general and administrative expenses, amortization expense, other operating (income) expense, and other expense (income). The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2010 Consolidated Financial Statements contained in our Annual Report on Form 10-K.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$350,861	$307,526	$704,324	$569,105
Food Away From Home	79,179	80,269	153,406	153,747
Industrial and Export	62,580	58,400	128,403	120,467

Total	$492,620	$446,195	$986,133	$843,319

Direct operating income:
North American Retail Grocery	$54,102	$52,218	$117,046	$94,119
Food Away From Home	10,089	12,608	20,141	22,120
Industrial and Export	10,592	11,158	23,414	22,990

Total	74,783	75,984	160,601	139,229
Unallocated selling and distribution expenses	(901)	(721)	(2,053)	(1,984)
Unallocated corporate expense	(40,269)	(34,390)	(80,211)	(65,054)

Operating income	33,613	40,873	78,337	72,191
Other expense	(12,370)	(8,616)	(27,159)	(15,330)

Income before income taxes	$21,243	$32,257	$51,178	$56,861

Geographic Information — The Company had revenues to customers outside of the United States of approximately 12.9% and 13.9% of total consolidated net sales in the six months ended June 30, 2011 and 2010, respectively, with 12.1% and 13.1% going to Canada, respectively.
Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 20.0% and 17.8% of consolidated net sales in the six months ended June 30, 2011 and 2010, respectively. No other customer accounted for more than 10% of our consolidated net sales.
Product Information — The following table presents the Company’s net sales by major products for the three and six months ended June 30, 2011 and 2010. Certain product sales for 2010 have been reclassified to conform to the current period presentation due to enhanced information reporting available with the new enterprise resource planning (“ERP”) software system.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Products:
Pickles	$87,682	$91,367	$158,136	$165,756
Non-dairy creamer	74,372	68,321	156,402	152,613
Soup and infant feeding	59,094	59,369	132,493	137,129
Powdered drinks	57,918	51,990	113,806	66,380
Salad dressing	61,297	57,296	112,650	107,482
Mexican and other sauces	52,489	51,655	99,679	97,416
Hot cereals	30,971	25,516	71,725	34,921
Dry dinners	24,032	—	52,802	—
Aseptic products	23,083	21,764	45,019	43,617
Jams	19,200	15,116	35,304	30,060
Other products	2,482	3,801	8,117	7,945

Total net sales	$492,620	$446,195	$986,133	$843,319

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. Guarantor and Non-Guarantor Financial Information
On March 2, 2010, the Company issued $400 million 7.75% high yield notes due March 1, 2018, which are guaranteed by its wholly owned subsidiaries Bay Valley Foods, LLC; EDS Holdings, LLC; Sturm Foods, Inc.; STSF Holdings, Inc. and S.T. Specialty Foods, Inc. and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse Foods, Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2011 and 2010 and for the three and six months ended June 30, 2011 and 2010. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet
June 30, 2011
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$11	$2,336	$—	$2,347
Receivables, net	50	93,635	23,320	—	117,005
Inventories, net	—	280,851	39,821	—	320,672
Deferred income taxes	339	2,846	175	—	3,360
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,240	8,912	533	—	10,685

Total current assets	1,629	390,336	66,185	—	458,150
Property, plant and equipment, net	13,793	343,421	35,041	—	392,255
Goodwill	—	963,400	115,901	—	1,079,301
Investment in subsidiaries	1,293,373	165,674	—	(1,459,047)	—
Intercompany accounts receivable, net	625,248	(523,780)	(101,468)	—	—
Deferred income taxes	13,106	—	—	(13,106)	—
Identifiable intangible and other assets, net	47,460	346,919	83,634	—	478,013

Total assets	$1,994,609	$1,685,970	$199,293	$(1,472,153)	$2,407,719

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,689	$167,642	$17,169	$—	$205,500
Current portion of long-term debt	—	1,226	6	—	1,232

Total current liabilities	20,689	168,868	17,175	—	206,732
Long-term debt	925,633	14,691	—	—	940,324
Deferred income taxes	6,438	185,675	16,444	(13,106)	195,451
Other long-term liabilities	18,149	23,363	—	—	41,512
Stockholders’ equity	1,023,700	1,293,373	165,674	(1,459,047)	1,023,700

Total liabilities and stockholders’ equity	$1,994,609	$1,685,970	$199,293	$(1,472,153)	$2,407,719

Condensed Supplemental Consolidating Balance Sheet
December 31, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6	$6,317	$—	$6,323
Accounts receivable, net	3,381	104,227	19,036	—	126,644
Inventories, net	—	251,993	35,402	—	287,395
Deferred income taxes	339	2,916	244	—	3,499
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,299	10,997	565	—	12,861

Total current assets	5,019	374,220	61,564	—	440,803
Property, plant and equipment, net	12,722	337,634	35,835	—	386,191
Goodwill	—	963,031	113,290	—	1,076,321
Investment in subsidiaries	1,216,618	140,727	—	(1,357,345)	—
Intercompany accounts receivable, net	703,283	(586,789)	(116,494)	—	—
Deferred income taxes	13,179	—	—	(13,179)	—
Identifiable intangible and other assets, net	45,005	358,805	84,123	—	487,933

Total assets	$1,995,826	$1,587,628	$178,318	$(1,370,524)	$2,391,248

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,363	$147,889	$21,132	$—	$202,384
Current portion of long-term debt	—	976	—	—	976

Total current liabilities	33,363	148,865	21,132	—	203,360
Long-term debt	963,014	13,438	—	—	976,452
Deferred income taxes	6,210	185,427	16,459	(13,179)	194,917
Other long-term liabilities	15,273	23,280	—	—	38,553
Shareholders’ equity	977,966	1,216,618	140,727	(1,357,345)	977,966

Total liabilities and shareholders’ equity	$1,995,826	$1,587,628	$178,318	$(1,370,524)	$2,391,248

Condensed Supplemental Consolidating Statement of Income
Three Months Ended June 30, 2011
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$424,684	$75,141	$(7,205)	$492,620
Cost of sales	—	332,516	57,869	(7,205)	383,180

Gross profit	—	92,168	17,272	—	109,440
Selling, general and administrative expense	14,587	43,646	7,927	—	66,160
Amortization	741	6,292	1,286	—	8,319
Other operating expense, net	—	1,348	—	—	1,348

Operating (loss) income	(15,328)	40,882	8,059	—	33,613
Interest expense (income), net	12,571	(2,724)	3,623	—	13,470
Other income, net	(331)	26	(795)	—	(1,100)

(Loss) income before income taxes	(27,568)	43,580	5,231	—	21,243
Income taxes (benefit)	(9,369)	14,858	1,409	—	6,898
Equity in net income of subsidiaries	32,544	3,822	—	(36,366)	—

Net income	$14,345	$32,544	$3,822	$(36,366)	$14,345

Condensed Supplemental Consolidating Statement of Income
Three Months Ended June 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$388,850	$64,812	$(7,467)	$446,195
Cost of sales	—	297,191	50,321	(7,467)	340,045

Gross profit	—	91,659	14,491	—	106,150
Selling, general and administrative expense	9,911	39,813	6,247	—	55,971
Amortization	132	5,976	1,179	—	7,287
Other operating expense, net	—	2,019	—	—	2,019

Operating (loss) income	(10,043)	43,851	7,065	—	40,873
Interest expense (income), net	11,710	(3,366)	3,435	—	11,779
Other income, net	(1,235)	(371)	(1,557)	—	(3,163)

(Loss) income before income taxes	(20,518)	47,588	5,187	—	32,257
Income taxes (benefit)	(7,420)	16,455	1,570	—	10,605
Equity in net income of subsidiaries	34,750	3,617	—	(38,367)	—

Net income	$21,652	$34,750	$3,617	$(38,367)	$21,652

Condensed Supplemental Consolidating Statement of Income
Six Months Ended June 30, 2011
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$862,020	$139,271	$(15,158)	$986,133
Cost of sales	—	663,068	107,857	(15,158)	755,767

Gross profit	—	198,952	31,414	—	230,366
Selling, general and administrative expense	29,092	89,897	12,674	—	131,663
Amortization	1,305	12,516	2,547	—	16,368
Other operating expense, net	—	3,998	—	—	3,998

Operating (loss) income	(30,397)	92,541	16,193	—	78,337
Interest expense (income), net	26,228	(6,044)	7,137	—	27,321
Other (income) expense, net	(645)	648	(165)	—	(162)

(Loss) income before income taxes	(55,980)	97,937	9,221	—	51,178
Income taxes (benefit)	(21,089)	35,639	2,475	—	17,025
Equity in net income of subsidiaries	69,044	6,746	—	(75,790)	—

Net income	$34,153	$69,044	$6,746	$(75,790)	$34,153

Condensed Supplemental Consolidating Statement of Income
Six Months Ended June 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$734,801	$122,969	$(14,451)	$843,319
Cost of sales	—	563,833	99,009	(14,451)	648,391

Gross profit	—	170,968	23,960	—	194,928
Selling, general and administrative expense	25,780	73,653	11,812	—	111,245
Amortization	263	9,144	2,327	—	11,734
Other operating income, net	—	(242)	—	—	(242)
Operating (loss) income	(26,043)	88,413	9,821	—	72,191
Interest expense (income), net	18,338	(6,527)	6,795	—	18,606
Other (income) expense, net	(1,926)	1,388	(2,738)	—	(3,276)

(Loss) income before income taxes	(42,455)	93,552	5,764	—	56,861
Income taxes (benefit)	(15,232)	32,355	1,767	—	18,890
Equity in net income of subsidiaries	65,194	3,997	—	(69,191)	—

Net income	$37,971	$65,194	$3,997	$(69,191)	$37,971

Condensed Supplemental Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(34,017)	$108,219	$(3,166)	$—	$71,036
Cash flows from investing activities:
Additions to property, plant and equipment	(1,518)	(26,873)	(1,448)	—	(29,839)
Additions to other intangible assets	(4,035)	(2,148)	—	—	(6,183)
Acquisition of business, net of cash acquired	—	3,243	—	—	3,243
Proceeds from sale of fixed assets	—	56	—	—	56

Net cash used in investing activities	(5,553)	(25,722)	(1,448)	—	(32,723)
Cash flows from financing activities:
Borrowings under revolving credit facility	125,600	—	—	—	125,600
Payments under revolving credit facility	(162,200)	—	—	—	(162,200)
Payments on capitalized lease obligations	—	(599)	—	—	(599)
Intercompany transfer	81,893	(81,893)	—	—	—
Excess tax benefits from stock-based compensation	3,671	—	—	—	3,671
Net payments related to stock-based award activities	(9,394)	—	—	—	(9,394)

Net cash provided by financing activities	39,570	(82,492)	—	—	(42,922)

Effect of exchange rate changes on cash and cash equivalents	—	—	633	—	633
Net (decrease) increase in cash and cash equivalents	—	5	(3,981)	—	(3,976)
Cash and cash equivalents, beginning of period	—	6	6,317	—	6,323

Cash and cash equivalents, end of period	$—	$11	$2,336	$—	$2,347

Condensed Supplemental Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(16,357)	$129,783	$3,336	$—	$116,762
Cash flows from investing activities:
Additions to property, plant and equipment	(17)	(13,192)	(3,416)	—	(16,625)
Additions to other intangible assets	(5,135)	(15)	(1,464)	—	(6,614)
Acquisition of business, net of cash acquired	—	(664,655)	—	—	(664,655)

Net cash used in investing activities	(5,152)	(677,862)	(4,880)	—	(687,894)
Cash flows from financing activities:
Proceeds from sale of fixed assets	400,000	—	—	—	400,000
Borrowings under revolving credit facility	270,900	—	—	—	270,900
Payments under revolving credit facility	(187,100)	—	—	—	(187,100)
Payments on capitalized lease obligations	—	(488)	(99)	—	(587)
Intercompany transfer	(549,501)	549,501	—	—	—
Proceeds from issuance of common stock, net of expenses	110,688	—	—	—	110,688
Payment of deferred financing costs	(10,783)	—	—	—	(10,783)
Excess tax (deficiency) benefits from stock-based payment arrangements	(440)	—	—	—	(440)
Net payments related to stock-based award activities	(12,256)	—	—	—	(12,256)

Net cash provided by financing activities	21,508	549,013	(99)	—	570,422

Effect of exchange rate changes on cash and cash equivalents	—	—	(258)	—	(258)
Net decrease in cash and cash equivalents	(1)	934	(1,901)	—	(968)
Cash and cash equivalents, beginning of period	1	8	4,406	—	4,415

Cash and cash equivalents, end of period	$—	$942	$2,505	$—	$3,447

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
The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and six months ended June 30, 2011 and 2010. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
The Company continues its effort to focus on volume, cost containment and margin improvement. This strategy combined with the acquisitions of Sturm and S.T. Foods, has increased our net sales for the three and six months ended June 30, 2011 by approximately 10.4% and 16.9%, respectively, versus the same periods last year. However, the Company has been challenged by rising input and distribution costs that have caused in our direct operating income margins to decrease from 17.0% in the second quarter of 2010 to 15.2% in the second quarter of 2011. Direct operating income margins for the six months ended June 30, 2011 and 2010 were 16.3% and 16.5%, respectively. To offset rising costs, the Company increased prices and expects to realize them in the second half of the year.

Recent Developments
With the success to date of the Company’s ongoing ERP systems implementation, a decision was made to accelerate the conversion of the Sturm and S.T. Foods acquisitions to SAP, while maintaining an aggressive rollout to our distribution centers. This acceleration will require an additional investment of approximately $5.0 million.
On February 28, 2011, the Company announced plans to close its pickle plant in Springfield, Missouri. Production at the facility will cease in August 2011 and will be consolidated at other pickle facilities. Full plant closure is expected to occur by December 2011. Total costs are expected to be approximately $4.7 million. Components of the charges include $3.6 million for asset write-offs and removal of certain manufacturing equipment, approximately $0.8 million in severance and other charges, and $0.3 million in costs to transfer inventory to other manufacturing facilities.
Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)				(Dollars in thousands)
Net sales	$492,620	100.0%	$446,195	100.0%	$986,133	100.0%	$843,319	100.0%
Cost of sales	383,180	77.8	340,045	76.2	755,767	76.6	648,391	76.9

Gross profit	109,440	22.2	106,150	23.8	230,366	23.4	194,928	23.1
Operating expenses:
Selling and distribution	35,558	7.2	30,887	6.9	71,818	7.3	57,683	6.8
General and administrative	30,602	6.2	25,084	5.6	59,845	6.1	53,562	6.3
Other operating expense (income), net	1,348	0.3	2,019	0.5	3,998	0.4	(242)	—
Amortization expense	8,319	1.7	7,287	1.7	16,368	1.7	11,734	1.4

Total operating expenses	75,827	15.4	65,277	14.7	152,029	15.5	122,737	14.5

Operating income	33,613	6.8	40,873	9.1	78,337	7.9	72,191	8.6
Other expenses (income):
Interest expense, net	13,470	2.7	11,779	2.6	27,321	2.7	18,606	2.2
(Gain) loss on foreign currency exchange	(875)	(0.2)	(2,170)	(0.5)	555	0.1	(2,070)	(0.2)
Other income, net	(225)	—	(993)	(0.2)	(717)	(0.1)	(1,206)	(0.1)

Total other expense	12,370	2.5	8,616	1.9	27,159	2.7	15,330	1.9

Income before income taxes	21,243	4.3	32,257	7.2	51,178	5.2	56,861	6.7
Income taxes	6,898	1.4	10,605	2.4	17,025	1.7	18,890	2.2

Net income	$14,345	2.9%	$21,652	4.8%	$34,153	3.5%	$37,971	4.5%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Net Sales — Second quarter net sales increased 10.4% to $492.6 million in 2011 compared to $446.2 million in the second quarter of 2010. The increase is partially driven by the acquisition of S.T. Foods in 2010 and price increases to offset increasing input costs. Net sales by segment are shown in the following table:

	Three Months Ended June 30,
			$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(Dollars in thousands)
North American Retail Grocery	$350,861	$307,526	$43,335	14.1%
Food Away From Home	79,179	80,269	(1,090)	(1.4)%
Industrial and Export	62,580	58,400	4,180	7.2%

Total	$492,620	$446,195	$46,425	10.4%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 77.8% in the second quarter of 2011 compared to 76.2% in 2010. Contributing to the increase in cost of sales, as a percent of net sales, is the increase in the cost of ingredients, packaging supplies and warehouse start-up costs associated with the consolidation of the Company’s distribution network.
Operating Expenses — Total operating expenses were $75.8 million during the second quarter of 2011 compared to $65.3 million in 2010. The increase in 2011 resulted from the following:
Selling and distribution expenses increased $4.7 million or 15.1% in the second quarter of 2011 compared to 2010 primarily due to the addition of S.T. Foods. Selling and distribution expenses as a percentage of total revenues increased to 7.2% in 2011 from 6.9% in 2010, mainly due to increases in distribution costs.
General and administrative expenses increased $5.5 million in the second quarter of 2011 compared to 2010. The increase is primarily related to incremental general and administrative costs of the S.T. Foods acquisition and costs related to the ERP systems implementation.
Other operating expenses were $1.3 million in the second quarter of 2011 consisting primarily of facility closing costs of the Springfield, Missouri pickle plant, compared to $2.0 million in 2010 due to the realignment of the infant feeding business.
Amortization expense increased $1.0 million in the second quarter of 2011 compared to 2010, due primarily to the additional intangible assets acquired in the S.T. Foods acquisition and amortization of capitalized ERP system costs.
Interest Expense, net — Interest expense increased to $13.5 million in the second quarter of 2011, compared to $11.8 million in 2010 primarily due to an increase in debt resulting from the S.T. Foods acquisition and higher borrowing costs.
Foreign Currency — The Company’s foreign currency gain was $0.5 million for the three months ended June 30, 2011 compared to a gain of $2.2 million in 2010, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.
Income Taxes — Income tax expense was recorded at an effective rate of 32.5% in the second quarter of 2011 compared to 32.9% in the prior year’s quarter.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 — Results by Segment
North American Retail Grocery —

	Three Months Ended June 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$350,861	100.0%	$307,526	100.0%
Cost of sales	268,627	76.6	231,763	75.4

Gross profit	82,234	23.4	75,763	24.6
Freight out and commissions	19,235	5.5	14,189	4.6
Direct selling and marketing	8,897	2.5	9,356	3.0

Direct operating income	$54,102	15.4%	$52,218	17.0%

Net sales in the North American Retail Grocery segment increased by $43.3 million, or 14.1% in the second quarter of 2011 compared to 2010. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$307,526
Volume	11,191	3.6%
Pricing	2,707	0.9
Acquisition	27,592	9.0
Foreign currency	3,406	1.1
Mix/other	(1,561)	(0.5)

2011 Net sales	$350,861	14.1%

The increase in net sales from 2010 to 2011 resulted primarily from the acquisition of S.T. Foods in 2010, higher volume, price increases and foreign currency fluctuations partially offset by an unfavorable product mix. Overall volume is higher in the second quarter of 2011 compared to that of 2010, primarily due to increases in the soup category.
Cost of sales as a percentage of net sales increased from 75.4% in the second quarter of 2010 to 76.6% in 2011 primarily due to higher ingredient and packaging costs and warehouse start-up costs partially offset by price increases.
Freight out and commissions paid to independent sales brokers were $19.2 million in the second quarter of 2011 compared to $14.2 million in 2010, an increase of 35.6%, primarily due to the addition of S.T. Foods and increases in distribution costs.
Direct selling and marketing expenses were approximately $8.9 million in the second quarter of 2011 and $9.4 million in 2010.
Food Away From Home —

	Three Months Ended June 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$79,179	100.0%	$80,269	100.0%
Cost of sales	64,156	81.0	62,865	78.3

Gross profit	15,023	19.0	17,404	21.7
Freight out and commissions	3,103	4.0	2,732	3.4
Direct selling and marketing	1,831	2.3	2,064	2.6

Direct operating income	$10,089	12.7%	$12,608	15.7%

Net sales in the Food Away From Home segment decreased by $1.1 million, or 1.4%, in the second quarter of 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$80,269
Volume	(5,878)	(7.3)%
Pricing	325	0.4
Acquisition	278	0.3
Foreign currency	525	0.7
Mix/other	3,660	4.5

2011 Net sales	$79,179	(1.4)%

Net sales decreased during the second quarter of 2011 compared to 2010 primarily due to decreases in volume in our pickle category partially offset by a positive product mix.
Cost of sales as a percentage of net sales increased from 78.3% in the second quarter of 2010 to 81.0% in 2011 due to higher ingredient and packaging costs.
Freight out and commissions paid to independent sales brokers were $3.1 million in the second quarter of 2011 compared to $2.7 million in 2010, an increase of 13.6%, primarily due to increased distribution costs.
Direct selling and marketing was $1.8 million in the second quarter of 2011 and $2.1 million in 2010.

Industrial and Export —

	Three Months Ended June 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$62,580	100.0%	$58,400	100.0%
Cost of sales	50,397	80.5	45,417	77.8

Gross profit	12,183	19.5	12,983	22.2
Freight out and commissions	1,048	1.7	1,363	2.3
Direct selling and marketing	543	0.9	462	0.8

Direct operating income	$10,592	16.9%	$11,158	19.1%

Net sales in the Industrial and Export segment increased $4.2 million or 7.2% in the second quarter of 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$58,400
Volume	(3,338)	(5.7)%
Pricing	3,499	6.0
Acquisition	—	—
Foreign currency	107	0.2
Mix/other	3,912	6.7

2011 Net sales	$62,580	7.2%

The increase in net sales is due to price increases and a favorable product mix, partially offset by lower volume in our co-pack soup business.
Cost of sales as a percentage of net sales increased from 77.8% in the second quarter of 2010 to 80.5% in 2011 primarily due to higher ingredient and packaging costs.
Freight out and commissions paid to independent sales brokers were $1.0 million in the second quarter of 2011 and $1.4 million 2010, a decrease of 23.1% due to the decrease in volume partially offset by increases in distribution costs.
Direct selling and marketing was $0.5 million in the second quarter of 2011 and 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Net Sales — Net sales increased 16.9% to $986.1 million in the first six months of 2011 compared to $843.3 million in the first six months of 2010. The increase is driven by the acquisitions of Sturm and S.T. Foods in 2010, increases in pricing needed to offset higher input costs, favorable foreign currency exchange rates between the U.S. and Canadian dollar and a favorable product mix. Net sales by segment are shown in the following table:

	Six Months Ended June 30,
			$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(Dollars in thousands)
North American Retail Grocery	$704,324	$569,105	$135,219	23.8%
Food Away From Home	153,406	153,747	(341)	(0.2)%
Industrial and Export	128,403	120,467	7,936	6.6%

Total	$986,133	$843,319	$142,814	16.9%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 76.6% in the first six months of 2011 compared to 76.9% in 2010. Contributing to the reduction in cost of sales, as a percent of net sales, is a favorable mix of sales from Sturm and S.T. Foods, partially offset by lower margins in legacy product categories resulting from an increase in ingredient and packaging costs and warehouse start-up costs associated with the consolidation of the Company’s distribution network. The underlying commodity cost of most raw materials and packaging supplies has increased in the six months ended June 30, 2011.
Operating Expenses — Total operating expenses were $152.0 million during the first six months of 2011 compared to $122.7 million in 2010. The increase in 2011 resulted from the following:
Selling and distribution expenses increased $14.1 million or 24.5% in the first six months of 2011 compared to 2010 primarily due to the addition of Sturm and S.T. Foods. Selling and distribution expenses as a percentage of total revenues increased to 7.3% in 2011 from 6.8% in 2010, mainly due to increases in distribution costs.
General and administrative expenses increased $6.3 million in the first six months of 2011 compared to 2010. The increase is primarily related to incremental general and administrative costs of Sturm and S.T. Foods and costs related to the ERP systems implementation.
Amortization expense increased $4.6 million in the first six months of 2011 compared to the first six months of 2010, due primarily to the additional intangible assets acquired in the Sturm and S.T. Foods acquisitions and amortization of capitalized SAP systems cost.
Other operating expense was $4.0 million in the first six months of 2011 compared to operating income of $0.2 million in the first six months of 2010. Expense in 2011 relates to facility closings, primarily the closing of the Springfield, Missouri pickle plant. Income in 2010 was primarily related to the postretirement benefit plan curtailment at our Dixon facility, offset by costs associated with the realignment of the infant feeding business.
Interest Expense, net — Interest expense increased to $27.3 million in the first six months of 2011, compared to $18.6 million in 2010, primarily due to an increase in debt resulting from the Sturm and S.T. Foods acquisitions and higher borrowing costs.
Foreign Currency — The Company’s foreign currency loss was $0.9 million for the six months ended June 30, 2011 compared to a gain of $2.1 million in 2010, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.
Income Taxes — Income tax expense was recorded at an effective rate of 33.3% in the first six months of 2011 compared to 33.2% in 2010. The Company’s effective tax rate is favorably impacted by an intercompany financing structure with E.D. Smith.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 — Results by Segment
North American Retail Grocery —

	Six Months Ended June 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$704,324	100.0%	$569,105	100.0%
Cost of sales	530,670	75.4	431,932	75.9

Gross profit	173,654	24.6	137,173	24.1
Freight out and commissions	38,766	5.5	27,366	4.8
Direct selling and marketing	17,842	2.5	15,688	2.8

Direct operating income	$117,046	16.6%	$94,119	16.5%

Net sales in the North American Retail Grocery segment increased by $135.2 million, or 23.8% in the first six months of 2011 compared to the first quarter of 2010. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$569,105
Volume	16,965	3.0%
Pricing	1,392	0.2
Acquisition	116,346	20.5
Foreign currency	5,951	1.1
Mix/other	(5,435)	(1.0)

2011 Net sales	$704,324	23.8%

The increase in net sales from 2010 to 2011 resulted from the acquisition of Sturm and S.T. Foods, foreign currency fluctuations, and higher unit sales offset by an unfavorable product mix. Overall volume is higher in the first six months of 2011 compared to that of 2010, primarily due to increases in the soup category.
Cost of sales as a percentage of net sales decreased from 75.9% in the first six months of 2010 to 75.4% in 2011 primarily due to a favorable mix of sales from Sturm and S.T. Foods partially offset by higher ingredient and packaging costs and warehouse start-up costs.
Freight out and commissions paid to independent sales brokers were $38.8 million in the first six months of 2011 compared to $27.4 million in 2010, an increase of 41.7%, primarily due to the addition of Sturm and S.T. Foods and increases in distribution costs.
Direct selling and marketing expenses increased $2.2 million, or 13.7% in the first six months of 2011 compared to 2010 primarily due to the Sturm and S.T. Foods acquisitions.
Food Away From Home —

	Six Months Ended June 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$153,406	100.0%	$153,747	100.0%
Cost of sales	123,582	80.6	122,597	79.7

Gross profit	29,824	19.4	31,150	20.3
Freight out and commissions	5,670	3.7	5,162	3.4
Direct selling and marketing	4,013	2.6	3,868	2.5

Direct operating income	$20,141	13.1%	$22,120	14.4%

Net sales in the Food Away From Home segment decreased by $0.3 million, or 0.2%, in the first six months of 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$153,747
Volume	(10,866)	(7.1)%
Pricing	(65)	—
Acquisition	3,170	2.1
Foreign currency	916	0.6
Mix/other	6,504	4.2

2011 Net sales	$153,406	(0.2)%

Net sales decreased during the first six months of 2011 compared to 2010 primarily due to decreases in volume in our pickle category partially offset by the acquisition of Sturm, foreign currency fluctuations and a positive product mix.
Cost of sales as a percentage of net sales increased from 79.7% in the first six months of 2010 to 80.6% in 2011, due to increases in raw material, ingredient and packaging costs.
Freight out and commissions paid to independent sales brokers were $5.7 million in the first six months of 2011 compared to $5.2 million in 2010 due to the addition of Sturm and increased distribution costs.
Direct selling and marketing was $4.0 million in the first six months of 2011 compared to $3.9 million in 2010.
Industrial and Export —

	Six Months Ended June 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$128,403	100.0%	$120,467	100.0%
Cost of sales	101,515	79.1	93,862	77.9

Gross profit	26,888	20.9	26,605	22.1
Freight out and commissions	2,399	1.9	2,724	2.3
Direct selling and marketing	1,075	0.8	891	0.7

Direct operating income	$23,414	18.2%	$22,990	19.1%

Net sales in the Industrial and Export segment increased $7.9 million or 6.6% in the first six months of 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$120,467
Volume	(7,976)	(6.6)%
Pricing	7,029	5.8
Acquisition	1,963	1.6
Foreign currency	192	0.2
Mix/other	6,728	5.6

2011 Net sales	$128,403	6.6%

The increase in net sales is primarily due to price increases, a favorable product mix and the addition of the Sturm co-pack business. The lower volume is mainly due to a decrease in the co-pack soup business.
Cost of sales, as a percentage of net sales, increased from 77.9% in the first six months of 2010 to 79.1% in 2011 primarily due to cost increases in raw material, ingredient and packaging costs.
Freight out and commissions paid to independent sales brokers were $2.4 million in the first six months of 2011 compared to $2.7 million in 2010, a decrease of 11.9%, due to the decrease in sales volume partially offset by increases in distribution costs.
Direct selling and marketing was $1.1 million in the first six months of 2011 compared to $0.9 million in 2010.

Liquidity and Capital Resources
Cash Flow
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $304.8 million was available under the revolving credit facility as of June 30, 2011. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet foreseeable financial requirements.
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:

Net income	$34,153	$37,971
Depreciation and amortization	40,347	32,497
Stock-based compensation	9,449	7,798
Loss on foreign currency exchange	720	668
Write-down of tangible assets	2,330	—
Curtailment of postretirement benefit obligation	—	(2,357)
Deferred income taxes	907	7,199
Changes in operating assets and liabilities, net of acquisitions	(12,710)	32,455
Other	(4,160)	531

Net cash provided by operating activities	$71,036	$116,762

Our cash from operations was $71.0 million in the first six months of 2011 compared to $116.8 million 2010, a decrease of $45.8 million. The decrease in cash from operating activities is due to an increase in working capital, primarily resulting from higher input costs of our inventories.

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from investing activities:

Additions to property, plant and equipment	$(29,839)	$(16,625)
Additions to other intangible assets	(6,183)	(6,614)
Acquisition of business, net of cash acquired	3,243	(664,655)
Other	56	—

Net cash used in investing activities	$(32,723)	$(687,894)

In the first six months of 2011, cash used in investing activities decreased by $655.2 million compared to 2010 primarily due to the acquisition of Sturm in 2010 for $664.7 million.
We expect capital spending programs to be approximately $85 million in 2011. Capital spending in 2011 will focus on food safety, quality, productivity improvements, improvements to our San Antonio facility, installation of an Enterprise Resource Planning system (ERP) and routine equipment upgrades or replacements at our plants, and will be funded with cash from operations.

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from financing activities:

Proceeds from issuance of debt for acquisitions	$—	$400,000
Borrowings under revolving credit facility	125,600	270,900
Payments under revolving credit facility	(162,200)	(187,100)
Proceeds from issuance of common stock, net of expenses	—	110,688
Payment of deferred financing costs	—	(10,783)
Net payments related to stock-based award activities	(9,394)	(12,256)
Other	3,072	(1,027)

Net cash (used in) provided by financing activities	$(42,922)	$570,422

Net cash used in financing activities in 2011 was $43.0 million compared to $570.4 million provided by financing activities in 2010. In the first six months of 2010, we issued $400.0 million of new debt, common stock in the net amount of $110.7 million and borrowings under our revolving credit facility to finance the Sturm acquisition. The first six months of 2011 consisted of only normal borrowings and repayments under our line of credit.
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
Debt Obligations
At June 30, 2011, we had $436.0 million in borrowings outstanding under our revolving credit facility, 7.75% High Yield Notes due 2018 of $400 million outstanding, Senior Notes of $100 million outstanding and $5.6 million of tax increment financing and other obligations. In addition, at June 30, 2011, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn.
Our revolving credit facility provides for an aggregate commitment of $750 million, of which $304.8 million was available at June 30, 2011. Interest rates on debt outstanding under our revolving credit facility as of June 30, 2011 averaged 2.18%.
We are in compliance with applicable debt covenants as of June 30, 2011.
See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.
Other Commitments and Contingencies
We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to the ordinary course of litigation, investigations and tax audits:
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
Critical Accounting Policies
A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to our critical accounting policies in the six months ended June 30, 2011.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuations
The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million. The interest rate under the revolving credit facility is based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.25% to 2.05% or a base rate (as defined in the revolving credit facility) plus a margin ranging from 0.25% to 1.05%.
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
We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk, other than our interest rate swap agreement, as of June 30, 2011. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance of $436.0 million under our revolving credit facility at June 30, 2011, and adjusting for the $50 million fixed rate swap amount, as of June 30, 2011, each 1% rise in our interest rate would increase our interest expense by approximately $3.9 million annually.
Input Costs
The costs of raw materials, packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials, ingredients, and packaging materials in the first six months of 2011 compared to 2010. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities, as well as our transportation costs rose significantly in the first six months of 2011. We expect the volatile nature of these costs to continue with an overall upward trend.
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
Changes in the prices of our products may lag behind changes in the costs of our products. We experienced a lag in our pricing in the second quarter relative to increased input costs. Although we expect the trend of increased input costs to continue, we anticipate that we will realize the impact of our pricing efforts in the second half of the year, which will partially offset such increased costs. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging and fuel costs, our operating profits and margins could be materially adversely affected. In addition, in instances of declining input costs, customers may be looking for price reductions in situations where we have locked into pricing at higher costs.
Fluctuations in Foreign Currencies
The Company is exposed to fluctuations in the value of our foreign currency investment in E.D. Smith, located in Canada. Input costs for certain Canadian sales are denominated in U.S. dollars, further impacting the effect foreign currency fluctuations may have on the Company.
The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the six months ended June 30, 2011 the Company recognized a net gain of $6.8 million, of which a gain of $7.4 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.6 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange. For the six months ended June 30, 2010, the Company recognized a net foreign currency exchange gain of $2.8 million, of which a gain of $0.7 million was recorded as a component of Accumulated other comprehensive loss and a gain of $2.1 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange.
The Company has entered into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. As of June 30, 2011, the Company had a liability of $0.1 million and realized a gain of approximately $0.1 million in the six months ended June 30, 2011.

Item 4. Controls and Procedures
Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, these disclosure controls and procedures were effective. We have excluded S.T. Foods from our evaluation of disclosure controls and procedures, as of June 30, 2011, because S.T. Foods was acquired by the Company in October of 2010. The net sales and total assets of S.T. Foods represented approximately 4.9%, and, 9.0%, respectively, of the related Condensed Consolidated Financial Statement amounts as of and for the quarter ended June 30, 2011.
During the second quarter of 2011, we continued migrating certain financial processing systems to an enterprise resource planning system. This software implementation is part of our ongoing business transformation initiative, and we plan to continue implementing such software and related process throughout our businesses over the course of the next few years. In connection with this implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TreeHouse Foods, Inc.
Oak Brook, IL
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2011 and 2010 and of cash flows for the six month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2011

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
Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Changes.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Dennis F. Riordan
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

August 5, 2011