Form 10-Q
period 2011-09-30
TreeHouse Foods, Inc.
filed 2011-11-04
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011.

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

Yes    ☐    No    ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 21, 2011: 35,910,797

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,080	$6,323
Receivables, net	147,938	126,644
Inventories, net	367,446	287,395
Deferred income taxes	992	3,499
Prepaid expenses and other current assets	14,872	12,861
Assets held for sale	4,081	4,081

Total current assets	538,409	440,803
Property, plant and equipment, net	400,419	386,191
Goodwill, net	1,069,856	1,076,321
Intangible assets, net	443,633	463,617
Other assets, net	23,743	24,316

Total assets	$2,476,060	$2,391,248

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$201,978	$202,384
Current portion of long-term debt	2,241	976

Total current liabilities	204,219	203,360
Long-term debt	990,474	976,452
Deferred income taxes	197,496	194,917
Other long-term liabilities	43,261	38,553

Total liabilities	1,435,450	1,413,282
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 35,904 and 35,440 shares issued and outstanding, respectively	359	354
Additional paid-in capital	711,388	703,465
Retained earnings	350,723	286,181
Accumulated other comprehensive loss	(21,860)	(12,034)

Total stockholders’ equity	1,040,610	977,966

Total liabilities and stockholders’ equity	$2,476,060	$2,391,248

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$528,050	$464,242	$1,514,183	$1,307,561
Cost of sales	402,518	354,005	1,158,285	1,002,396

Gross profit	125,532	110,237	355,898	305,165
Operating expenses:
Selling and distribution	34,932	28,740	106,750	86,423
General and administrative	27,376	25,561	87,221	79,123
Other operating expense, net	1,733	1,103	5,731	861
Amortization expense	8,839	7,040	25,207	18,774

Total operating expenses	72,880	62,444	224,909	185,181

Operating income	52,652	47,793	130,989	119,984
Other expense (income):
Interest expense, net	12,610	12,867	39,931	31,473
Gain on foreign currency exchange	(5,620)	(46)	(5,065)	(2,116)
Other expense (income), net	547	(1,838)	(170)	(3,044)

Total other expense	7,537	10,983	34,696	26,313

Income before income taxes	45,115	36,810	96,293	93,671
Income taxes	14,725	11,943	31,750	30,833

Net income	$30,390	$24,867	$64,543	$62,838

Weighted average common shares:
Basic	35,967	35,421	35,721	34,870
Diluted	36,911	36,373	36,894	35,935
Net earnings per common share:
Basic	$.84	$.70	$1.81	$1.80
Diluted	$.82	$.68	$1.75	$1.75

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$64,543	$62,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,473	31,868
Amortization	25,207	18,774
(Gain) loss on foreign currency exchange	(274)	1,012
Mark to market adjustment on derivative contracts	(1,742)	(3,176)
Excess tax (benefits) deficiency from stock-based compensation	(3,888)	440
Stock-based compensation	12,573	11,817
Loss on disposition of assets, net	663	2,552
Write-down of tangible assets	2,891	—
Deferred income taxes	5,303	7,918
Curtailment of postretirement benefit obligation	—	(2,357)
Other	121	121
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(23,806)	2,244
Inventories	(81,540)	459
Prepaid expenses and other assets	2,447	(4,592)
Accounts payable, accrued expenses and other liabilities	11,908	20,734

Net cash provided by operating activities	50,879	150,652
Cash flows from investing activities:
Additions to property, plant and equipment	(52,817)	(30,477)
Additions to other intangible assets	(7,615)	(16,788)
Acquisition of business, net of cash acquired	3,243	(664,655)
Proceeds from sale of fixed assets	233	16

Net cash used in investing activities	(56,956)	(711,904)
Cash flows from financing activities:
Proceeds from issuance of debt	—	400,000
Borrowings under revolving credit facility	225,600	324,600
Payments under revolving credit facility	(213,900)	(251,300)
Payments on capitalized lease obligations	(961)	(836)
Proceeds from issuance of common stock, net of expenses	—	110,688
Payment of deferred financing costs	(1,518)	(10,783)
Net payments related to stock-based award activities	(8,672)	(11,728)
Excess tax benefits (deficiency) from stock-based compensation	3,888	(440)

Net cash provided by financing activities	4,437	560,201

Effect of exchange rate changes on cash and cash equivalents	(1,603)	92

Net decrease in cash and cash equivalents	(3,243)	(959)
Cash and cash equivalents, beginning of period	6,323	4,415

Cash and cash equivalents, end of period	$3,080	$3,456

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2011

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

2. Recent Accounting Pronouncements

On September 21, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-09, Employer’s Participation in Multiemployer Plans which increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. This ASU does not change current accounting and thus the Company does not believe this ASU will have a significant impact on the Company’s financial statements. This ASU is effective for fiscal years ended on or after December 15, 2011.

On September 15, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment which provides entities the option of performing a qualitative assessment of goodwill before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If an entity determines, based on the qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This ASU is effective for annual and interim periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. This literature does not change how goodwill is accounted for, and thus the Company does not believe this ASU will have a significant impact on the Company’s financial statements.

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the current presentation guidance and requires comprehensive income to be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 does not change current accounting and therefore is not expected to have a significant impact on the Company’s financial statements.

On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides converged guidance on how (not when) to measure fair value. The ASU provides expanded disclosure requirements and other amendments, including those that eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRSs). This ASU is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s disclosures or fair value measurements.

3. Facility Closings

On February 28, 2011, the Company announced plans to close its pickle plant in Springfield, Missouri. Production ceased in August 2011 and has been transferred to other pickle facilities. Full plant closure is expected to occur by December 31, 2011. For the three and nine months ended September 30, 2011, the Company recorded costs of $1.4 million and $4.6 million, respectively. For the three months ended September 30, 2011, costs consisted of $0.4 million for severance and other costs, $0.1 million for fixed asset impairments and $0.9 million for disposal costs. For the nine months ended September 30, 2011, costs relating to this closure consisted of a fixed asset impairment charge of $2.4 million to reduce the carrying value of the facility to net realizable value, $0.6 million for severance and other costs, and $1.6 million for disposal costs. These costs are included in Other operating expense, net line in our Condensed Consolidated Statements of Income. Total costs are expected to be approximately $5.0 million. Components of the charges include $3.8 million for asset write-offs and removal of certain manufacturing equipment, $0.8 million in severance and other charges, and $0.4 million in costs to transfer inventory to other manufacturing facilities. The Company estimates that approximately $2.6 million of the charges will be in cash and incurred in 2011. The Company has accrued severance costs of approximately $0.3 million as of September 30, 2011 consisting of expense of $0.4 million less payments of $0.1 million.

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

The Company’s purchase price allocation as set forth in the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2010 was preliminary and subject to tax adjustments that were finalized during the third quarter of 2011.

On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a private label manufacturer of hot cereals and powdered soft drink mixes that services retail and foodservice customers in the United States. The acquisition of Sturm has strengthened the Company’s presence in private label dry grocery categories.

5. Inventories

	September 30,	December 31,
	2011	2010
	(In thousands)
Raw materials and supplies	$121,497	$111,376
Finished goods	264,276	194,558
LIFO reserve	(18,327)	(18,539)

Total	$367,446	$287,395

Approximately $101.6 million and $84.8 million of our inventory was accounted for under the LIFO method of accounting at September 30, 2011 and December 31, 2010, respectively.

6. Property, Plant and Equipment

	September 30,	December 31,
	2011	2010
	(In thousands)
Land	$18,626	$15,851
Buildings and improvements	150,185	148,616
Machinery and equipment	411,404	390,907
Construction in progress	43,143	21,067

Total	623,358	576,441
Less accumulated depreciation	(222,939)	(190,250)

Property, plant and equipment, net	$400,419	$386,191

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2010	$850,593	$92,146	$133,582	$1,076,321
Currency exchange adjustment	(3,357)	(230)	—	(3,587)
Purchase price adjustment	(2,869)	(9)	—	(2,878)

Balance at September 30, 2011	$844,367	$91,907	$133,582	$1,069,856

Purchase price adjustments are related to working capital, tax and other adjustments for the Sturm and S.T. Foods acquisitions. The Company has not incurred any goodwill impairments since its inception.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$31,827	$—	$31,827	$32,673	$—	$32,673
Intangible assets with finite lives:
Customer-related	443,690	(75,675)	368,015	445,578	(57,480)	388,098
Non-compete agreement	1,000	(1,000)	—	1,000	(967)	33
Trademarks	20,010	(4,287)	15,723	20,010	(3,393)	16,617
Formulas/recipes	6,782	(2,953)	3,829	6,825	(1,972)	4,853
Computer software	33,253	(9,014)	24,239	26,007	(4,664)	21,343

Total	$536,562	$ (92,929)	$443,633	$532,093	$ (68,476)	$463,617

Amortization expense on intangible assets for the three months ended September 30, 2011 and 2010 was $8.8 million and $7.0 million, respectively, and $25.2 million and $18.8 million for the nine months ended September 30, 2011 and 2010, respectively. Estimated amortization expense on intangible assets for 2011 and the next four years is as follows:

(In thousands)
2011	$33,768
2012	$32,081
2013	$30,744
2014	$30,503
2015	$29,563

8. Accounts Payable and Accrued Expenses

	September 30,	December 31,
	2011	2010
	(In thousands)
Accounts payable	$140,690	$112,638
Payroll and benefits	23,150	33,730
Interest and taxes	16,549	21,019
Health insurance, workers’ compensation and other insurance costs	5,938	4,855
Marketing expenses	6,121	10,165
Other accrued liabilities	9,530	19,977

Total	$201,978	$202,384

9. Income Taxes

Income tax expense was recorded at an effective rate of 32.6% and 33.0% for the three and nine months ended September 30, 2011, respectively, compared to 32.4% and 32.9% for the three and nine months ended September 30, 2010, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure with its Canadian subsidiary E.D. Smith.

As of September 30, 2011, the Company does not believe that its gross recorded unrecognized tax benefits will materially change within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S., Canada and various state jurisdictions. The Company has various state tax examinations in process, which are expected to be completed in 2011 or 2012. The outcome of the various state tax examinations is unknown at this time.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Long-Term Debt

	September 30, 2011	December 31, 2010
	(In thousands)
Revolving credit facility	$484,300	$472,600
High yield notes	400,000	400,000
Senior notes	100,000	100,000
Tax increment financing and other debt	8,415	4,828

Total debt outstanding	992,715	977,428
Less current portion	(2,241)	(976)

Total long-term debt	$990,474	$976,452

Revolving Credit Facility — On September 23, 2011, the Company entered into Amendment No.1 (“Amendment”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as administrative agent, and the group of other participating lenders. The amendment, among other things, extends the maturity of the revolving credit facility to September 23, 2016, and adjusts the interest rates. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either LIBOR plus a margin ranging from 1.00% to 1.60% or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.60%. In addition, a facility fee ranging from 0.25% to 0.40% is due quarterly on the aggregate commitment under the revolving credit facility. The Company’s unsecured revolving credit facility has an aggregate commitment of $750 million, of which $256.5 million was available as of September 30, 2011. As of September 30, 2011, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn. The revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of September 30, 2011. The Company’s average interest rate on debt outstanding under the revolving credit facility for the three and nine months ended September 30, 2011 was 2.09% and 2.14%, respectively.

High Yield Notes — The Company’s 7.75% high yield notes in aggregate principal amount of $400 million are due March 1, 2018 (the “Notes”). The Notes are guaranteed by the Company’s wholly owned subsidiaries Bay Valley Foods, LLC; EDS Holdings, LLC; Sturm Foods, Inc.; STSF Holdings, Inc. and S.T. Specialty Foods, Inc. and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered. The Indenture governing the Notes provides, among other things, that the Notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants of which the Company is in compliance as of September 30, 2011.

Senior Notes — The Company has outstanding $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, issued in a private placement pursuant to a Note Purchase Agreement among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. The Company is in compliance with the applicable covenants as of September 30, 2011.

Tax Increment Financing —The Company owes $2.3 million related to redevelopment bonds pursuant to a Tax Increment Financing Plan and has agreed to make certain payments with respect to the principal amount of the bonds through May 2019.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Weighted average common shares outstanding	35,967	35,421	35,721	34,870
Assumed exercise/vesting of equity awards (1)	944	952	1,173	1,065

Weighted average diluted common shares outstanding	36,911	36,373	36,894	35,935

(1)	Incremental shares from stock options, restricted stock, restricted stock units, and performance units are computed by the treasury stock method. Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share because they were anti-dilutive, were 110.2 thousand and 240.7 thousand for the three and nine months ended September 30, 2011, respectively, and 132.9 thousand and 132.8 thousand for the three and nine months ended September 30, 2010, respectively.

12. Stock-Based Compensation

Income before income taxes for the three and nine month periods ended September 30, 2011 and 2010 includes share-based compensation expense of $3.1 million, $12.6 million, $4.0 million and $11.8 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.2 million, $4.9 million, $1.5 million and $4.6 million for the three and nine month periods ended September 30, 2011 and 2010, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2011. Stock options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2010	2,257	95	$28.38	5.6	$53,401
Granted	110	—	$54.90	—	—
Forfeited	—	—	$—	—	—
Exercised	(108)	—	$25.86	—	—

Outstanding, September 30, 2011	2,259	95	$29.74	5.1	$75,567

Vested/expected to vest, at September 30, 2011	2,253	95	$29.68	5.0	$75,509

Exercisable, September 30, 2011	2,062	95	$27.78	4.7	$73,466

Compensation costs related to unvested options totaled $3.4 million at September 30, 2011 and will be recognized over the remaining vesting period of the grants, which averages 2.3 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2011 include the following: expected volatility of 33.35%, expected term of six years, risk free rate of 2.57% and no dividends. The average grant date fair value of stock options granted in the nine months ended September 30, 2011 was $20.36. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2011 was approximately $3.1 million.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock and restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest over thirteen months. Certain directors have deferred receipt of their awards until their departure from the Board. A complete description of restricted stock and restricted stock unit awards is presented in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The following table summarizes the restricted stock and restricted stock unit activity during the nine months ended September 30, 2011:

	Employee Restricted Stock	Weighted Average Grant Date Fair Value	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Outstanding, at December 31, 2010	292	$24.32	420	$39.22	62	$32.24
Granted	—	—	127	$54.89	13	$54.90
Vested	(275)	$24.20	(141)	$38.12	(4)	$46.47
Forfeited	(1)	$25.98	(15)	$41.03	—	—

Outstanding, at September 30, 2011	16	$26.34	391	$44.65	71	$35.51

Future compensation costs related to restricted stock and restricted stock units is approximately $13.5 million as of September 30, 2011, and will be recognized on a weighted average basis, over the next 2.0 years. The grant date fair value of the awards granted in 2011 is equal to the Company’s closing stock price on the grant date.

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. As of September 30, 2011, based on achievement of operating performance measures, 72,900 performance units were converted into 145,800 shares of stock. Conversion of these shares was based on attainment of at least 120% of the target performance goals, and resulted in the vesting awards being converted into two shares of stock for each performance unit. The following table summarizes the performance unit activity during the nine months ended September 30, 2011:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2010	165	$30.87
Granted	43	$54.90
Vested	(73)	$24.06
Forfeited	(2)	$33.29

Unvested, at September 30, 2011	133	$42.36

Future compensation cost related to the performance units is estimated to be approximately $4.4 million as of September 30, 2011, and is expected to be recognized over the next 2.1 years.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income	$30,390	$24,867	$64,543	$62,838
Foreign currency translation adjustment	(17,829)	5,096	(10,453)	5,845
Amortization of pension and postretirement prior service costs and net loss, net of tax	169	158	507	473
Curtailment of postretirement plan, net of tax	—	—	—	862
Amortization of swap loss, net of tax	40	40	120	120

Comprehensive income	$12,770	$30,161	$54,717	$70,138

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

Components of net periodic pension expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$560	$515	$1,680	$1,545
Interest cost	560	551	1,680	1,653
Expected return on plan assets	(592)	(549)	(1,776)	(1,647)
Amortization of unrecognized net loss	144	124	432	372
Amortization of prior service costs	151	151	453	453

Net periodic pension cost	$823	$792	$2,469	$2,376

The Company contributed $2.9 million to the pension plans in the first nine months of 2011 and expects to contribute approximately $3.6 million in 2011.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement expenses are as follows:

	0000000	0000000	0000000	0000000
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$9	$18	$27	$84
Interest cost	31	45	93	129
Amortization of prior service credit	(17)	(35)	(52)	(70)
Amortization of unrecognized net loss	(3)	(20)	(8)	(31)

Net periodic postretirement cost	$20	$8	$60	$112

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2011.

15. Other Operating Expense, Net

The Company incurred Other operating expense, net for the three and nine months ended September 30, 2011 and 2010, respectively, which consisted of the following:

	0000000	0000000	0000000	0000000
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Facility closing costs	$1,603	$863	$5,668	$1,156
Gain on postretirement plan curtailment	—	—	—	(2,357)
Realignment of infant feeding business	—	280	—	2,195
Other	130	(40)	63	(133)

Total other operating expense, net	$1,733	$1,103	$5,731	$861

16. Supplemental Cash Flow Information

	Nine Months Ended,
	September 30,
	2011	2010
	(In thousands)
Interest paid	$47,791	$29,307
Income taxes paid	$20,774	$23,444
Accrued purchase of property and equipment	$2,771	$996
Accrued other intangible assets	$1,406	$1,536

Non cash financing activities for the nine months ended September 30, 2011 and 2010 include the settlement of 557,860 shares and 891,005 shares, respectively, of restricted stock, restricted stock units and performance units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

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

The Company had a $50 million interest rate swap agreement that swapped floating rate debt for a fixed rate of 2.9% and expired August 19, 2011. The Company did not apply hedge accounting and recorded the fair value of this instrument on its Condensed Consolidated Balance Sheets. The Company recorded income of $0.2 million, $0.9 million, $1.1 million and $3.0 million related to the mark to market adjustment in the three and nine months ended September 30, 2011 and 2010, respectively, within the Other expense (income), net line of the Condensed Consolidated Statements of Income. The Company also recorded settlement losses of $0.2 million, $0.9 million, $1.3 million and $4.0 million for the three and nine months ended September 30, 2011 and 2010, respectively, within the interest expense line of Condensed Consolidated Statements of Income.

Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, within the loss on foreign currency exchange line. The Company realized a gain of approximately $1.5 million and $1.6 million in the three and nine months ended September 30, 2011, respectively related to mark to market adjustments which we recorded in the Condensed Consolidated Statement of Income, within the Other expense (income), net line. There were no mark to market adjustments in the first nine months of 2010.

Commodity price risk is managed, in part, by using derivatives such as commodity swaps, the objective of which is to establish a fixed commodity cost over the term of the contracts.

As of September 30, 2011, the Company had three types of commodity swap contracts outstanding, diesel fuel, oil and high density polyethylene (“HDPE”). The Company entered into diesel fuel swap contracts on June 30, 2011 to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and HDPE are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials.

As of September 30, 2011, the Company had 0.9 million gallons outstanding under diesel contracts, settling in the fourth quarter of 2011. As of September 30, 2011, the Company had 0.9 million pounds outstanding under the HDPE swap settling in the fourth quarter of 2011. As of September 30, 2011 the Company had 18 thousand barrels of oil outstanding under the oil swap settling in the first quarter of 2012.

The Company did not apply hedge accounting to the commodity swaps, and they are recorded at fair value on the Company’s Condensed Consolidated Balance Sheets. For the three months ended September 30, 2011 and 2010, the Company realized a loss of $0.8 million and a gain of $0.4 million, respectively, and for the nine months ended September 30, 2011 and 2010 a loss of $0.7 million, and a gain of $0.2 million, respectively, related to mark to market adjustments, which are recorded in the Condensed Consolidated Statement of Income, within the Other expense (income), net line. The Company recorded settlement gains of $0.1 million and $0.3 million for the three and nine months ended September 30, 2011 and a loss of $18 thousand for the three and nine months ended September 30, 2010. Settlement gains and losses are recorded in the Condensed Consolidated Statements of Income within the Cost of sales line for the HDPE swap and the Selling and distribution line for the diesel swap.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets:

		Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010
Asset Derivatives:		(In thousands)
Commodity contracts	Prepaid expenses and other current assets	$85	$360
Foreign exchange contracts	Prepaid expenses and other current assets	1,405	—

		$1,490	$360

Liability Derivatives:
Commodity contracts	Accounts payable and accrued expenses	$446	$—
Interest rate swap	Accounts payable and accrued expenses	—	874
Foreign exchange contract	Accounts payable and accrued expenses	—	184

		$446	$1,058

19. Fair Value of Financial Instruments

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value. As of September 30, 2011, the outstanding balance of the Company’s variable rate debt (revolving credit facility) was $484.3 million, the fair value of which is estimated to be $487.7 million, using a present value technique and market based interest rates and credit spreads. As of September 30, 2011, the carrying value of the Company’s fixed rate senior notes was $100.0 million and fair value was estimated to be $98.7 million based on a present value technique using market based interest rates and credit spreads. The fair value of the Company’s 7.75% high yield notes, with an outstanding balance of $400.0 million as of September 30, 2011, was estimated at $419.0 million, based on quoted market prices.

The fair value of the Company’s commodity contracts as described in Note 18 was a net liability of approximately $0.4 million as of September 30, 2011. The fair value of the commodity contracts were determined using Level 2 inputs. Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.

The fair value of the Company’s foreign exchange contracts as described in Note 18 was an asset of $1.4 million as of September 30, 2011, using Level 2 inputs, comparing the foreign exchange rate of our contracts to the spot rate as of September 30, 2011.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$369,547	$319,174	$1,073,874	$888,254
Food Away From Home	79,454	83,330	232,857	237,099
Industrial and Export	79,049	61,738	207,452	182,208

Total	$528,050	$464,242	$1,514,183	$1,307,561

Direct operating income:
North American Retail Grocery	$64,706	$60,863	$181,799	$154,955
Food Away From Home	13,555	12,775	33,903	34,917
Industrial and Export	13,511	8,663	37,088	31,658

Total	91,772	82,301	252,790	221,530
Unallocated selling and distribution expenses	(1,172)	(804)	(3,642)	(2,788)
Unallocated corporate expense	(37,948)	(33,704)	(118,159)	(98,758)

Operating income	52,652	47,793	130,989	119,984
Other expense	(7,537)	(10,983)	(34,696)	(26,313)

Income before income taxes	$45,115	$36,810	$96,293	$93,671

Geographic Information — The Company had revenues to customers outside of the United States of approximately 13.7% and 13.8% of total consolidated net sales in the nine months ended September 30, 2011 and 2010, respectively, with 12.1% and 13.0% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 18.9% and 18.7% of consolidated net sales in the nine months ended September 30, 2011 and 2010, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and nine months ended September 30, 2011 and 2010. Certain product sales for 2010 have been reclassified to conform to the current period presentation due to enhanced information reporting available with the new enterprise resource planning (“ERP”) software system.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Products:
Non-dairy creamer	$101,179	$70,629	$257,581	$223,242
Pickles	73,236	78,601	231,372	244,357
Soup and infant feeding	73,127	85,789	205,620	222,918
Salad dressing	57,504	49,447	170,154	156,929
Powdered drinks	55,107	54,689	168,913	121,069
Mexican and other sauces	48,432	47,037	148,111	144,453
Hot cereals	35,736	31,415	107,461	66,336
Dry dinners	32,767	—	85,569	—
Aseptic products	24,509	22,550	69,528	52,610
Jams	17,118	15,151	52,422	58,768
Other products	9,335	8,934	17,452	16,879

Total net sales	$528,050	$464,242	$1,514,183	$1,307,561

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Guarantor and Non-Guarantor Financial Information

The Company’s $400 million, 7.75% high yield notes are guaranteed by its wholly owned subsidiaries Bay Valley Foods, LLC; EDS Holdings, LLC; Sturm Foods, Inc.; STSF Holdings, Inc. and S.T. Specialty Foods, Inc. and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse Foods, Inc., its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2011 and 2010 and for the three and nine months ended September 30, 2011 and 2010. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

September 30, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15	$3,065	$—	$3,080
Receivables, net	32	124,725	23,181	—	147,938
Inventories, net	—	326,706	40,740	—	367,446
Deferred income taxes	339	487	166	—	992
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	859	11,860	2,153	—	14,872

Total current assets	1,230	467,874	69,305	—	538,409
Property, plant and equipment, net	13,716	353,444	33,259	—	400,419
Goodwill	—	960,258	109,598	—	1,069,856
Investment in subsidiaries	1,322,529	163,048	—	(1,485,577)	—
Intercompany accounts receivable (payable), net	646,382	(552,271)	(94,111)	—	—
Deferred income taxes	13,786	—	—	(13,786)	—
Identifiable intangible and other assets, net	47,000	342,495	77,881	—	467,376

Total assets	$2,044,643	$1,734,848	$195,932	$(1,499,363)	$2,476,060

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,298	$180,656	$17,024	$—	$201,978
Current portion of long-term debt	500	1,737	4	—	2,241

Total current liabilities	4,798	182,393	17,028	—	204,219
Long-term debt	973,063	17,411	—	—	990,474
Deferred income taxes	6,666	188,760	15,856	(13,786)	197,496
Other long-term liabilities	19,506	23,755	—	—	43,261
Stockholders’ equity	1,040,610	1,322,529	163,048	(1,485,577)	1,040,610

Total liabilities and stockholders’ equity	$2,044,643	$1,734,848	$195,932	$(1,499,363)	$2,476,060

Condensed Supplemental Consolidating Balance Sheet

December 31, 2010

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6	$6,317	$—	$6,323
Accounts receivable, net	3,381	104,227	19,036	—	126,644
Inventories, net	—	251,993	35,402	—	287,395
Deferred income taxes	339	2,916	244	—	3,499
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,299	10,997	565	—	12,861

Total current assets	5,019	374,220	61,564	—	440,803
Property, plant and equipment, net	12,722	337,634	35,835	—	386,191
Goodwill	—	963,031	113,290	—	1,076,321
Investment in subsidiaries	1,216,618	140,727	—	(1,357,345)	—
Intercompany accounts receivable (payable), net	703,283	(586,789)	(116,494)	—	—
Deferred income taxes	13,179	—	—	(13,179)	—
Identifiable intangible and other assets, net	45,005	358,805	84,123	—	487,933

Total assets	$1,995,826	$1,587,628	$178,318	$(1,370,524)	$2,391,248

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,363	$147,889	$21,132	$—	$202,384
Current portion of long-term debt	—	976	—	—	976

Total current liabilities	33,363	148,865	21,132	—	203,360
Long-term debt	963,014	13,438	—	—	976,452
Deferred income taxes	6,210	185,427	16,459	(13,179)	194,917
Other long-term liabilities	15,273	23,280	—	—	38,553
Shareholders’ equity	977,966	1,216,618	140,727	(1,357,345)	977,966

Total liabilities and shareholders’ equity	$1,995,826	$1,587,628	$178,318	$(1,370,524)	$2,391,248

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$467,356	$68,999	$(8,305)	$528,050
Cost of sales	—	358,055	52,768	(8,305)	402,518

Gross profit	—	109,301	16,231	—	125,532
Selling, general and administrative expense	13,382	42,642	6,284	—	62,308
Amortization	891	6,676	1,272	—	8,839
Other operating expense, net	—	1,733	—	—	1,733

Operating (loss) income	(14,273)	58,250	8,675	—	52,652
Interest expense (income), net	12,318	(3,321)	3,613	—	12,610
Other income, net	(283)	(164)	(4,626)	—	(5,073)

(Loss) income before income taxes	(26,308)	61,735	9,688	—	45,115
Income taxes (benefit)	(9,883)	21,770	2,838	—	14,725
Equity in net income of subsidiaries	46,815	6,850	—	(53,665)	—

Net income (loss)	$30,390	$46,815	$6,850	$(53,665)	$30,390

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2010

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$408,383	$61,788	$(5,929)	$464,242
Cost of sales	—	312,472	47,462	(5,929)	354,005

Gross profit	—	95,911	14,326	—	110,237
Selling, general and administrative expense	10,784	38,450	5,067	—	54,301
Amortization	131	5,723	1,186	—	7,040
Other operating expense, net	—	1,103	—	—	1,103

Operating (loss) income	(10,915)	50,635	8,073	—	47,793
Interest expense (income), net	12,585	(3,146)	3,428	—	12,867
Other income, net	(1,081)	(413)	(390)	—	(1,884)

(Loss) income before income taxes	(22,419)	54,194	5,035	—	36,810
Income taxes (benefit)	(7,502)	18,426	1,019	—	11,943
Equity in net income of subsidiaries	39,784	4,016	—	(43,800)	—

Net income (loss)	$24,867	$39,784	$4,016	$(43,800)	$24,867

Condensed Supplemental Consolidating Statement of Income

Nine Months Ended September 30, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,329,376	$208,270	$(23,463)	$1,514,183
Cost of sales	—	1,021,123	160,625	(23,463)	1,158,285

Gross profit	—	308,253	47,645	—	355,898
Selling, general and administrative expense	42,474	132,539	18,958	—	193,971
Amortization	2,196	19,192	3,819	—	25,207
Other operating expense, net	—	5,731	—	—	5,731

Operating (loss) income	(44,670)	150,791	24,868	—	130,989
Interest expense (income), net	38,546	(9,365)	10,750	—	39,931
Other (income) expense, net	(928)	484	(4,791)	—	(5,235)

(Loss) income before income taxes	(82,288)	159,672	18,909	—	96,293
Income taxes (benefit)	(30,972)	57,409	5,313	—	31,750
Equity in net income of subsidiaries	115,859	13,596	—	(129,455)	—

Net income (loss)	$64,543	$115,859	$13,596	$(129,455)	$64,543

Condensed Supplemental Consolidating Statement of Income

Nine Months Ended September 30, 2010

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,143,184	$184,757	$(20,380)	$1,307,561
Cost of sales	—	876,305	146,471	(20,380)	1,002,396

Gross profit	—	266,879	38,286	—	305,165
Selling, general and administrative expense	36,564	112,103	16,879	—	165,546
Amortization	394	14,867	3,513	—	18,774
Other operating expense, net	—	861	—	—	861

Operating (loss) income	(36,958)	139,048	17,894	—	119,984
Interest expense (income), net	30,923	(9,673)	10,223	—	31,473
Other (income) expense, net	(3,007)	975	(3,128)	—	(5,160)

(Loss) income before income taxes	(64,874)	147,746	10,799	—	93,671
Income taxes (benefit)	(22,734)	50,781	2,786	—	30,833
Equity in net income of subsidiaries	104,978	8,013	—	(112,991)	—

Net income (loss)	$62,838	$104,978	$8,013	$(112,991)	$62,838

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(62,203)	$111,843	$1,239	$—	$50,879
Cash flows from investing activities:
Additions to property, plant and equipment	(1,714)	(48,192)	(2,911)	—	(52,817)
Additions to other intangible assets	(4,344)	(3,271)	—	—	(7,615)
Acquisition of business, net of cash acquired	—	3,243	—	—	3,243
Proceeds from sale of fixed assets	—	210	23	—	233

Net cash used in investing activities	(6,058)	(48,010)	(2,888)	—	(56,956)
Cash flows from financing activities:
Borrowings under revolving credit facility	225,600	—	—	—	225,600
Payments under revolving credit facility	(213,900)	—	—	—	(213,900)
Payments on capitalized lease obligations	—	(961)	—	—	(961)
Intercompany transfer	62,863	(62,863)	—	—	—
Payment of deferred financing costs	(1,518)	—	—	—	(1,518)
Net payments related to stock based award activities	(8,672)	—	—	—	(8,672)
Excess tax benefits from stock-based compensation	3,888	—	—	—	3,888

Net cash provided by financing activities	68,261	(63,824)	—	—	4,437

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,603)	—	(1,603)
Net increase (decrease) in cash and cash equivalents	—	9	(3,252)	—	(3,243)
Cash and cash equivalents, beginning of period	—	6	6,317	—	6,323

Cash and cash equivalents, end of period	$—	$15	$3,065	$—	$3,080

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(16,185)	$163,284	$3,553	$—	$150,652
Cash flows from investing activities:
Additions to property, plant and equipment	(64)	(25,839)	(4,574)	—	(30,477)
Additions to other intangible assets	(9,482)	(5,842)	(1,464)	—	(16,788)
Acquisition of business, net of cash acquired	—	(664,655)	—	—	(664,655)
Proceeds from sale of fixed assets	—	16	—	—	16

Net cash used in investing activities	(9,546)	(696,320)	(6,038)	—	(711,904)
Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—	—	—	400,000
Borrowings under revolving credit facility	324,600	—	—	—	324,600
Payments under revolving credit facility	(251,300)	—	—	—	(251,300)
Payments on capitalized lease obligations	—	(682)	(154)	—	(836)
Intercompany transfer	(535,307)	535,307	—	—	—
Proceeds from issuance of common stock, net of expenses	110,688	—	—	—	110,688
Payment of deferred financing costs	(10,783)	—	—	—	(10,783)
Net payments related to stock based award activities	(11,728)	—	—	—	(11,728)
Excess tax deficiency from stock-based compensation	(440)	—	—	—	(440)

Net cash provided by financing activities	25,730	534,625	(154)	—	560,201

Effect of exchange rate changes on cash and cash equivalents	—	—	92	—	92
Net (decrease) increase in cash and cash equivalents	(1)	1,589	(2,547)	—	(959)
Cash and cash equivalents, beginning of period	1	8	4,406	—	4,415

Cash and cash equivalents, end of period	$—	$1,597	$1,859	$—	$3,456

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and nine months ended September 30, 2011 and 2010. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our current operations consist of the following:

North American Retail Grocery — Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; condensed and ready to serve soups, broths and gravies; salad dressings and sauces; pickles and related products; Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; hot cereals; macaroni and cheese and skillet dinners.

Food Away from Home — Our Food Away From Home segment sells non-dairy powdered creamers, pickle products, Mexican sauces, refrigerated dressings, aseptic products and hot cereals to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Industrial and Export — Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers; pickles; Mexican sauces; infant feeding products and refrigerated dressings. Export sales are primarily to industrial customers outside of North America.

The Company continues its effort to focus on volume, cost containment and margin improvement. This strategy combined with the acquisitions of Sturm and S.T. Foods, has increased our net sales for the three and nine months ended September 30, 2011 by approximately 13.7% and 15.8%, respectively, versus the same periods last year. However, the Company has been challenged by rising input and distribution costs that have caused our direct operating income margins to decrease from 17.7% in the third quarter of 2010 to 17.4% in the third quarter of 2011. Direct operating income margins for the nine months ended September 30, 2011 and 2010 were 16.7% and 16.9%, respectively. The Company increased prices in the third quarter to offset the increases to ingredient and packaging costs. See “Input Costs” for further discussion.

With the success to date of the Company’s ongoing ERP systems implementation, a decision was made to accelerate the conversion of the Sturm and S.T. Foods acquisitions to SAP, while maintaining an aggressive rollout to our distribution centers and manufacturing facilities.

On February 28, 2011, the Company announced plans to close its pickle plant in Springfield, Missouri. Production at the facility ceased in August 2011 and will be consolidated at other pickle facilities. Full plant closure is expected to occur by December 31, 2011. Total costs are expected to be approximately $5.0 million. Components of the charges include $3.8 million for asset write-offs and removal of certain manufacturing equipment, approximately $0.8 million in severance and other charges, and $0.4 million in costs to transfer inventory to other manufacturing facilities.

Recent Developments

On September 23, 2011, the Company entered into Amendment No.1 (“Amendment”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as administrative agent, and the group of other participating lenders. The amendment, among other things, extends the maturity of the revolving credit facility to September 23, 2016, and adjusts the interest rates. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either LIBOR plus a margin ranging from 1.00% to 1.60% or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.60%. In addition, a facility fee ranging from 0.25% to 0.40% is due quarterly on the aggregate commitment under the revolving credit facility. The aggregate commitment remains at $750 million, of which $256.5 million was available as of September 30, 2011.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$528,050	100.0%	$464,242	100.0%	$1,514,183	100.0%	$1,307,561	100.0%
Cost of sales	402,518	76.2	354,005	76.3	1,158,285	76.5	1,002,396	76.7

Gross profit	125,532	23.8	110,237	23.7	355,898	23.5	305,165	23.3
Operating expenses:
Selling and distribution	34,932	6.6	28,740	6.2	106,750	7.0	86,423	6.6
General and administrative	27,376	5.2	25,561	5.5	87,221	5.7	79,123	6.0
Other operating expense, net	1,733	0.3	1,103	0.2	5,731	6.4	861	0.1
Amortization expense	8,839	1.7	7,040	1.5	25,207	1.7	18,774	1.4

Total operating expenses	72,880	13.8	62,444	13.4	224,909	14.8	185,181	14.1

Operating income	52,652	10.0	47,793	10.3	130,989	8.7	119,984	9.2
Other expenses (income):
Interest expense, net	12,610	2.4	12,867	2.8	39,931	2.6	31,473	2.4
Gain on foreign currency exchange	(5,620)	(1.0)	(46)	—	(5,065)	(0.3)	(2,116)	(0.2)
Other expense (income), net	547	0.1	(1,838)	(0.4)	(170)	—	(3,044)	(0.2)

Total other expense	7,537	1.5	10,983	2.4	34,696	2.3	26,313	2.0

Income before income taxes	45,115	8.5	36,810	7.9	96,293	6.4	93,671	7.2
Income taxes	14,725	2.7	11,943	2.5	31,750	2.1	30,833	2.4

Net income	$30,390	5.8%	$24,867	5.4%	$64,543	4.3%	$62,838	4.8%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Sales — Third quarter net sales increased 13.7% to $528.1 million in 2011 compared to $464.2 million in the third quarter of 2010. The increase is partially driven by the acquisition of S.T. Foods in 2010 and price increases to offset increasing input costs. Net sales by segment are shown in the following table:

	Three Months Ended September 30,
			$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$369,547	$319,174	$50,373	15.8%
Food Away From Home	79,454	83,330	(3,876)	(4.7)%
Industrial and Export	79,049	61,738	17,311	28.0%

Total	$528,050	$464,242	$63,808	13.7%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 76.2% in the third quarter of 2011 compared to 76.3% in 2010, as higher ingredient and packaging costs were offset by increased selling prices.

Operating Expenses — Total operating expenses were $72.9 million during the third quarter of 2011 compared to $62.4 million in 2010. The increase in 2011 resulted from the following:

Selling and distribution expenses increased $6.2 million or 21.5% in the third quarter of 2011 compared to 2010 primarily due to the addition of S.T. Foods, increases in distribution costs and increased volume. Selling and distribution expenses as a percentage of total revenues increased to 6.6% in 2011 from 6.2% in 2010, mainly due to increases in distribution costs.

General and administrative expenses increased $1.8 million in the third quarter of 2011 compared to 2010. The increase is primarily related to incremental general and administrative costs of S.T. Foods and costs related to the ERP systems implementation, offset by reduced incentive compensation and acquisition costs.

Other operating expenses were $1.7 million in the third quarter of 2011 consisting primarily of facility closing costs of the Springfield, Missouri pickle plant and costs associated with the consolidation of the Company’s distribution network, compared to $1.1 million in 2010 due to costs associated with the exit of a third party warehouse and the realignment of the infant feeding business.

Amortization expense increased $1.8 million in the third quarter of 2011 compared to 2010, due primarily to the additional intangible assets acquired in the S.T. Foods acquisition and amortization of capitalized ERP system costs.

Interest Expense, net — Interest expense was $12.6 million in the third quarter of 2011, compared to $12.9 million in 2010. The decrease was primarily due to the expiration of an interest rate swap contract which had locked in a portion of our floating rate debt at a higher fixed interest rate offset by an increase in debt resulting from the S.T. Foods acquisition and higher borrowing costs.

Foreign Currency — The Company’s foreign currency gain was $5.6 million for the three months ended September 30, 2011 compared to a gain of $46 thousand in 2010, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Income Taxes — Income tax expense was recorded at an effective rate of 32.6% in the third quarter of 2011 compared to 32.4% in the prior year’s quarter.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 — Results by Segment

North American Retail Grocery —

	000,000	000,000	000,000	000,000
	Three Months Ended September 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$369,547	100.0%	$319,174	100.0%
Cost of sales	278,668	75.4	236,416	74.1

Gross profit	90,879	24.6	82,758	25.9
Freight out and commissions	18,359	5.0	14,036	4.4
Direct selling and marketing	7,814	2.1	7,859	2.4

Direct operating income	$64,706	17.5%	$60,863	19.1%

Net sales in the North American Retail Grocery segment increased by $50.4 million, or 15.8% in the third quarter of 2011 compared to 2010. The change in net sales from 2010 to 2011 was due to the following:

	000,000	000,000
	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$319,174
Volume	1,866	0.6%
Pricing	11,144	3.5
Mix/other	(449)	(0.1)
Acquisition	34,818	10.9
Foreign currency	2,994	0.9

2011 Net sales	$369,547	15.8%

The increase in net sales from 2010 to 2011 resulted primarily from the acquisition of S.T. Foods in 2010, higher volume, price increases and foreign currency fluctuations partially offset by an unfavorable product mix. Overall volume is higher in the third quarter of 2011 compared to that of 2010, primarily due to increases in sales of dressings, non-dairy creamer, jams and hot cereals.

Cost of sales as a percentage of net sales increased to 75.4% in the third quarter of 2011 from 74.1% in 2010 primarily due to higher ingredient and packaging costs and warehouse start-up costs partially offset by price increases.

Freight out and commissions paid to independent sales brokers were $18.4 million in the third quarter of 2011 compared to $14.0 million in 2010, an increase of 30.8%, primarily due to the addition of S.T. Foods and increases in distribution costs.

Direct selling and marketing expenses were approximately $7.8 million in the third quarter of 2011 and $7.9 million in 2010.

Food Away From Home —

	000,000	000,000	000,000	000,000
	Three Months Ended September 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$79,454	100.0%	$83,330	100.0%
Cost of sales	61,476	77.4	66,236	79.5

Gross profit	17,978	22.6	17,094	20.5
Freight out and commissions	2,851	3.6	2,729	3.3
Direct selling and marketing	1,572	1.9	1,590	1.9

Direct operating income	$13,555	17.1%	$12,775	15.3%

Net sales in the Food Away From Home segment decreased by $3.9 million, or 4.7%, in the third quarter of 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	000,000	000,000
	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$83,330
Volume	(7,823)	(9.4)%
Pricing	1,382	1.7
Mix/other	1,839	2.2
Acquisition	199	0.2
Foreign currency	527	0.6

2011 Net sales	$79,454	(4.7)%

Net sales decreased during the third quarter of 2011 compared to 2010 primarily due to decreases in volume in our sales of low margin processed pickles partially offset by price increases and a positive product mix.

Cost of sales as a percentage of net sales decreased to 77.4% in the third quarter of 2011 from 79.5% in 2010 due to the Company exiting certain low margin processed pickle business.

Freight out and commissions paid to independent sales brokers were $2.9 million in the third quarter of 2011 compared to $2.7 million in 2010, an increase of 4.5%, primarily due to increased distribution costs.

Direct selling and marketing expenses were $1.6 million in the third quarter of 2011 and 2010.

Industrial and Export —

	Three Months Ended September 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$79,049	100.0%	$61,738	100.0%
Cost of sales	62,374	78.9	51,353	83.2

Gross profit	16,675	21.1	10,385	16.8
Freight out and commissions	2,659	3.4	1,265	2.0
Direct selling and marketing	505	0.6	457	0.8

Direct operating income	$13,511	17.1%	$8,663	14.0%

Net sales in the Industrial and Export segment increased $17.3 million or 28.0% in the third quarter of 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$61,738
Volume	10,374	16.8%
Pricing	4,760	7.7
Mix/other	2,066	3.3
Acquisition	—	—
Foreign currency	111	0.2

2011 Net sales	$79,049	28.0%

The increase in net sales is due to increased volume primarily in the non-dairy powdered creamer business, price increases, and a favorable product mix offset by a decrease in co-pack sales.

Cost of sales as a percentage of net sales decreased to 78.9% in the third quarter of 2011 from 83.2% in 2010 primarily due to price increases to offset rising ingredient and packaging costs and a decrease in low margin co-pack sales.

Freight out and commissions paid to independent sales brokers were $2.7 million in the third quarter of 2011 and $1.3 million 2010, an increase of 110.2% due to the increase in volume and distribution costs.

Direct selling and marketing expenses were $0.5 million in the third quarter of 2011 and 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Sales — Net sales increased 15.8% to $1,514.2 million in the first nine months of 2011 compared to $1,307.6 million in the first nine months of 2010. The increase is driven by the acquisitions of Sturm and S.T. Foods in 2010, increases in pricing needed to offset higher input costs, favorable foreign currency exchange rates between the U.S. and Canadian dollar and a favorable product mix. Net sales by segment are shown in the following table:

	00,000,000	00,000,000	00,000,000	00,000,000
	Nine Months Ended September 30,
	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in thousands)
North American Retail Grocery	$1,073,874	$888,254	$185,620	20.9%
Food Away From Home	232,857	237,099	(4,242)	(1.8)%
Industrial and Export	207,452	182,208	25,244	13.9%

Total	$1,514,183	$1,307,561	$206,622	15.8%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 76.5% in the first nine months of 2011 compared to 76.7% in 2010. Contributing to the reduction in cost of sales, as a percent of net sales, is a favorable mix of sales from Sturm and S.T. Foods, partially offset by lower margins in legacy product categories resulting from an increase in ingredient and packaging costs and warehouse start-up costs associated with the consolidation of the Company’s distribution network. The underlying commodity cost of most raw materials and packaging supplies has increased in the nine months ended September 30, 2011 and has been offset by increases in selling prices in the third quarter.

Operating Expenses — Total operating expenses were $224.9 million during the first nine months of 2011 compared to $185.2 million in 2010. The increase in 2011 resulted from the following:

Selling and distribution expenses increased $20.3 million or 23.5% in the first nine months of 2011 compared to 2010 primarily due to the addition of Sturm and S.T. Foods. Selling and distribution expenses as a percentage of total revenues increased to 7.0% in 2011 from 6.6% in 2010, mainly due to increases in distribution costs.

General and administrative expenses increased $8.1 million in the first nine months of 2011 compared to 2010. The increase is primarily related to incremental general and administrative costs of Sturm and S.T. Foods and costs related to the ERP systems implementation partially offset by reduced incentive compensation and acquisition costs.

Amortization expense increased $6.4 million in the first nine months of 2011 compared to 2010, due primarily to the additional intangible assets acquired in the Sturm and S.T. Foods acquisitions and amortization of capitalized ERP systems cost.

Other operating expense was $5.7 million in the first nine months of 2011 compared to $0.9 million in the first nine months of 2010. Expense in 2011 relates to facility closings, primarily the closing of the Springfield, Missouri pickle plant. Expense in 2010 was primarily related to costs associated with the realignment of the infant feeding business, offset by the postretirement benefit plan curtailment at our Dixon facility.

Interest Expense, net — Interest expense increased to $39.9 million in the first nine months of 2011, compared to $31.5 million in 2010, primarily due to an increase in debt resulting from the Sturm and S.T. Foods acquisitions and higher borrowing costs offset by the expiration of an interest rate swap contract which had locked in a portion of our floating rate debt at a higher fixed interest rate.

Foreign Currency — The Company’s foreign currency gain was $5.1 million for the nine months ended September 30, 2011 compared to a gain of $2.1 million in 2010, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Income Taxes — Income tax expense was recorded at an effective rate of 33.0% in the first nine months of 2011 compared to 32.9% in 2010. The Company’s effective tax rate is favorably impacted by an intercompany financing structure with its Canadian subsidiary E.D. Smith.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 — Results by Segment

North American Retail Grocery —

	Nine Months Ended September 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,073,874	100.0%	$888,254	100.0%
Cost of sales	809,340	75.4	668,348	75.2

Gross profit	264,534	24.6	219,906	24.8
Freight out and commissions	57,124	5.3	41,404	4.7
Direct selling and marketing	25,611	2.4	23,547	2.7

Direct operating income	$181,799	16.9%	$154,955	17.4%

Net sales in the North American Retail Grocery segment increased by $185.6 million, or 20.9% in the first nine months of 2011 compared to the first nine months of 2010. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$888,254
Volume	18,369	2.1%
Pricing	12,536	1.4
Mix/other	(5,394)	(0.6)
Acquisition	151,164	17.0
Foreign currency	8,945	1.0

2011 Net sales	$1,073,874	20.9%

The increase in net sales from 2010 to 2011 resulted primarily from the acquisition of Sturm and S.T. Foods, foreign currency fluctuations, higher unit sales and price increases offset by an unfavorable product mix. Overall volume is higher in the first nine months of 2011 compared to that of 2010, primarily due to increases in the soup, powdered drinks and hot cereal categories offset by the Company’s exit from the retail infant feeding business.

Cost of sales as a percentage of net sales increased to 75.4% in the first nine months of 2011 from 75.2% in 2010 primarily due to a higher ingredient and packaging costs and warehouse start-up costs partially offset by increased pricing.

Freight out and commissions paid to independent sales brokers were $57.1 million in the first nine months of 2011 compared to $41.4 million in 2010, an increase of 38.0%, primarily due to the addition of Sturm and S.T. Foods and increases in distribution costs.

Direct selling and marketing expenses increased $2.1 million, or 8.8% in the first nine months of 2011 compared to 2010 primarily due to the Sturm and S.T. Foods acquisitions.

Food Away From Home —

	Nine Months Ended September 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$232,857	100.0%	$237,099	100.0%
Cost of sales	185,056	79.5	188,833	79.6

Gross profit	47,801	20.5	48,266	20.4
Freight out and commissions	8,521	3.6	7,891	3.4
Direct selling and marketing	5,377	2.3	5,458	2.3

Direct operating income	$33,903	14.6%	$34,917	14.7%

Net sales in the Food Away From Home segment decreased by $4.2 million, or 1.8%, in the first nine months of 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$237,099
Volume	(18,685)	(7.9)%
Pricing	1,317	0.6
Mix/other	8,316	3.5
Acquisition	3,367	1.4
Foreign currency	1,443	0.6

2011 Net sales	$232,857	(1.8)%

Net sales decreased during the first nine months of 2011 compared to 2010 primarily due to decreases in volume in our sales of low margin processed pickles partially offset by the acquisition of Sturm, foreign currency fluctuations, increased pricing and a positive product mix.

Cost of sales as a percentage of net sales decreased to 79.5% in the first nine months of 2011 from 79.6% in 2010, as increases in raw material, ingredient and packaging costs were offset by the exiting certain low margin processed pickle business.

Freight out and commissions paid to independent sales brokers were $8.5 million in the first nine months of 2011 compared to $7.9 million in 2010 due to the addition of Sturm and increased distribution costs.

Direct selling and marketing expenses were $5.4 million in the first nine months of 2011 compared to $5.5 million in 2010.

Industrial and Export —

	Nine Months Ended September 30,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$207,452	100.0%	$182,208	100.0%
Cost of sales	163,889	79.0	145,215	79.7

Gross profit	43,563	21.0	36,993	20.3
Freight out and commissions	5,059	2.4	3,987	2.2
Direct selling and marketing	1,416	0.7	1,348	0.7

Direct operating income	$37,088	17.9%	$31,658	17.4%

Net sales in the Industrial and Export segment increased $25.2 million or 13.9% in the first nine months of 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$182,208
Volume	1,606	0.9%
Pricing	11,789	6.5
Mix/other	9,583	5.2
Acquisition	1,963	1.1
Foreign currency	303	0.2

2011 Net sales	$207,452	13.9%

The increase in net sales is primarily due to price increases, a favorable product mix and the addition of the Sturm co-pack business. The higher volume is mainly due to higher sales of non-dairy creamer offset by a decrease in the co-pack soup business.

Cost of sales, as a percentage of net sales, decreased to 79.0% in the first nine months of 2011 from 79.7% in 2010 primarily due to price increases partially offset by cost increases in raw material, ingredient and packaging costs.

Freight out and commissions paid to independent sales brokers were $5.1 million in the first nine months of 2011 compared to $4.0 million in 2010, an increase of 26.9%, due to increases in distribution costs.

Direct selling and marketing expenses were $1.4 million in the first nine months of 2011 compared to $1.3 million in 2010.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $256.5 million was available under the revolving credit facility as of September 30, 2011. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility, satisfy our ordinary course business obligations and meet other foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$64,543	$62,838
Depreciation and amortization	61,680	50,642
Stock-based compensation	12,573	11,817
(Gain) loss on foreign currency exchange	(274)	1,012
Write-down of tangible assets	2,891	—
Curtailment of postretirement benefit obligation	—	(2,357)
Deferred income taxes	5,303	7,918
Changes in operating assets and liabilities, net of acquisitions	(90,991)	18,845
Other	(4,846)	(63)

Net cash provided by operating activities	$50,879	$150,652

Our cash from operations was $50.9 million in the first nine months of 2011 compared to $150.7 million 2010, a decrease of $99.8 million. The decrease in cash from operating activities is due to an increase in working capital, primarily resulting from an increase in receivables and inventories resulting from higher input costs and higher inventory levels due to the roll out of our new regional distribution centers.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from investing activities:
Additions to property, plant and equipment	$(52,817)	$(30,477)
Additions to other intangible assets	(7,615)	(16,788)
Acquisition of business, net of cash acquired	3,243	(664,655)
Other	233	16

Net cash used in investing activities	$(56,956)	$(711,904)

In the first nine months of 2011, cash used in investing activities decreased by $654.9 million compared to 2010 primarily due to the acquisition of Sturm in 2010 for $664.7 million, and an increase in planned capital expenditures.

We expect capital spending programs to be approximately $85 million in 2011. Capital spending in 2011 will focus on food safety, quality, productivity improvements, improvements to our San Antonio facility, installation of an Enterprise Resource Planning system (ERP) and routine equipment upgrades or replacements at our plants, and will be funded with cash from operations.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of debt for acquisitions	$—	$400,000
Borrowings under revolving credit facility	225,600	324,600
Payments under revolving credit facility	(213,900)	(251,300)
Proceeds from issuance of common stock, net of expenses	—	110,688
Payment of deferred financing costs	(1,518)	(10,783)
Net payments related to stock-based award activities	(8,672)	(11,728)
Other	2,927	(1,276)

Net cash provided by financing activities	$4,437	$560,201

Net cash provided by financing activities in 2011 was $4.4 million compared to $560.2 million in 2010. In the first nine months of 2010, we issued $400.0 million of new debt, common stock in the net amount of $110.7 million and borrowings under our revolving credit facility to finance the Sturm acquisition. The first nine months of 2011 consisted of normal borrowings and repayments under our line of credit.

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

Debt Obligations

At September 30, 2011, we had $484.3 million in borrowings outstanding under our revolving credit facility, $400 million of 7.75% High Yield Notes due 2018, $100 million of 6.03% Senior Notes due September 30, 2013 and $8.4 million of tax increment financing and other obligations. In addition, at September 30, 2011, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $750 million, of which $256.5 million was available at September 30, 2011. Interest rates on debt outstanding under our revolving credit facility as of September 30, 2011 averaged 1.78%.

We are in compliance with applicable debt covenants relating to our revolving credit facility, high yield notes and senior notes as of September 30, 2011.

See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements, including a description of applicable covenants.

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes to our critical accounting policies in the nine months ended September 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million. The interest rate under the revolving credit facility is based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.00% to 1.60% or a base rate (as defined in the revolving credit facility) plus a margin ranging from 0.00% to 0.60%.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance of $484.3 million under our revolving credit facility at September 30, 2011, each 1% rise in our interest rate would increase our interest expense by approximately $4.8 million annually.

Input Costs

The costs of raw materials, packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials, ingredients, and packaging materials in the first nine months of 2011 compared to 2010. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities as well as our transportation costs, rose significantly in the first nine months of 2011. We expect the volatile nature of these costs to continue with an overall upward trend.

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

Changes in the prices of our products may lag behind changes in the costs of our products. We experienced a lag in our pricing in the second quarter of 2011 relative to increased input costs. Although we expect the trend of increased input costs to continue, we anticipate that we will realize the impact of our recent pricing efforts, which will partially offset such increased costs. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging and fuel costs, our operating profits and margins could be materially adversely affected. In addition, in instances of declining input costs, customers may be looking for price reductions in situations where we have locked into pricing at higher costs.

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in the value of our foreign currency investment in E.D. Smith, located in Canada. Input costs for certain Canadian products are denominated in U.S. dollars, further impacting the effect foreign currency fluctuations may have on the Company.

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the nine months ended September 30, 2011 the Company recognized a net loss of $5.4 million, of which a loss of $10.5 million was recorded as a component of Accumulated other comprehensive loss and a gain of $5.1 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange. For the nine months ended September 30, 2010, the Company recognized a net foreign currency exchange gain of $7.9 million, of which a gain of $5.8 million was recorded as a component of Accumulated other comprehensive loss and a gain of $2.1 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange.

The Company has entered into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. For three and nine months ended September 30, 2011, the Company recorded an unrealized gain of approximately $1.5 million and $1.6 million, respectively.

Item 4. Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, these disclosure controls and procedures were effective. We have excluded S.T. Foods from our evaluation of disclosure controls and procedures, as of September 30, 2011, because S.T. Foods was acquired by the Company in October of 2010. The net sales and total assets of S.T. Foods represented approximately 6.2%, and 8.9%, respectively, of the related Condensed Consolidated Financial Statement amounts as of and for the quarter ended September 30, 2011.

During the third quarter of 2011, we continued migrating certain financial processing systems to an enterprise resource planning system. This software implementation is part of our ongoing business transformation initiative, and we plan to continue implementing such software and related processes throughout our businesses over the course of the next few years. In connection with this implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2011 and 2010 and of cash flows for the nine month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

November 4, 2011

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

Item 6. Exhibits

10.1	Amendment No.1 to Amended and Restated Credit Agreement, dated as of September 23, 2011 by and among TreeHouse Foods, Inc., Bank of America, N.A. in its capacity as administrative agent, and each of the Lenders parties thereto, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K dated September 23, 2011.

12.1	Computation of Ratio of Earnings to Fixed Changes.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

November 4, 2011