Form 10-K
period 2011-12-31
TreeHouse Foods, Inc.
filed 2012-02-21
CIK 1320695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011, based on the $54.61 per share closing price on the New York Stock Exchange on such date, was approximately $1,897,030,111. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of January 31, 2012 was 35,922,929.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2012 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate”, “project”, “except,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to, the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates and raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions and other risks that are described Part I, Item 1A—“Risk Factors” and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

TreeHouse is a Delaware corporation incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders, which was completed on June 27, 2005. Since the Company began operating as an independent entity, it has expanded its product offerings through a number of acquisitions:

•	On April 24, 2006, the Company acquired the private label soup and infant feeding business from Del Monte Corporation (“Soup and Infant Feeding”).

•	On May 31, 2007, the Company acquired VDW Acquisition, Ltd (“San Antonio Farms”), a manufacturer of Mexican sauces.

•	On October 15, 2007, the Company acquired the assets of E.D. Smith Income Fund (“E.D. Smith”), a manufacturer of salad dressings, jams and various sauces.

•	On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a manufacturer of hot cereals and powdered drink mixes.

•	On October 28, 2010, the Company acquired S.T. Specialty Foods, Inc. (“S.T. Foods”), a manufacturer of dry dinners, which include macaroni and cheese and skillet dinners.

We are a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered creamers; private label canned soups; salad dressings and sauces; powdered drink mixes; hot cereals; macaroni and cheese; skillet dinners; Mexican sauces; jams and pie fillings; pickles and related products; aseptic sauces; refrigerated salad dressings and liquid non-dairy creamer. We manufacture and sell the following:

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

We discuss the following segments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”: North American Retail Grocery, Food Away From Home and Industrial and Export. The key performance indicators of our segments are net sales dollars, and direct operating income, which is gross profit less the cost of transporting products to customer locations, commissions paid to independent sales brokers, and direct selling and marketing expenses.

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; condensed and ready to serve soups, broths and gravies; salad dressings and sauces; pickles and related products; Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; hot cereals; macaroni and cheese and skillet dinners. During 2010, we exited the retail infant feeding business which included the Natures Goodness® brand.

Our Food Away From Home segment sells non-dairy powdered creamers; pickle products; Mexican sauces; refrigerated dressings; aseptic products and hot cereals to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

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

We operate our business as Bay Valley Foods, LLC (“Bay Valley”), Sturm and S.T. Foods in the United States and E.D. Smith Foods, Ltd (“E.D. Smith”) in Canada. Bay Valley is a Delaware limited liability company, a wholly owned subsidiary of TreeHouse and holds all of the real estate and operating assets related to our business. E.D. Smith, Sturm and S.T. Foods are wholly owned subsidiaries of Bay Valley.

Recent Developments

On January 10, 2012, the Company repaid its cross border intercompany loans with its Canadian subsidiary, E.D. Smith. The repayment totaled $67.7 million and included both principal and interest. Payment was financed with borrowings under our revolving credit facility. The loans were fully repaid and canceled at the time of payment. The cash will be held by E.D. Smith in short term investments and we expect to use for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

On September 23, 2011, the Company entered into Amendment No.1 (“Amendment”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as administrative agent, and the group of other participating lenders. The Amendment, among other things, extends the maturity of the revolving credit facility to September 23, 2016, and adjusts the interest rates. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either LIBOR plus a margin ranging from 1.00% to 1.60% or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.60%. In addition, a facility fee ranging from 0.25% to 0.40% is due quarterly on the aggregate commitment under the revolving credit facility. The aggregate commitment under the Credit Agreement remains at $750 million, of which $345.0 million was available as of December 31, 2011.

On February 28, 2011, the Company announced plans to close its pickle plant in Springfield, Missouri. Production at the facility ceased in August 2011, with full plant closure occurring in December 2011. Production has been transferred to other pickle facilities.

Our Products

Financial information about our North American Retail Grocery, Food Away From Home, and Industrial and Export segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table presents the Company’s net sales by major products and percent of total consolidated net sales. Certain product sales for 2010 and 2009 have been reclassified to conform to the current period presentation due to enhanced information reporting available with the new enterprise resource planning (“ERP”) software system.

	Year Ended December 31,
	2011		2010		2009
	Net Sales	%	Net Sales	%	Net Sales	%
	(Dollars in thousands)
Products
Non-dairy creamer	$359,860	17.6%	$313,917	17.3%	$335,129	22.2%
Pickles	300,414	14.7	319,281	17.6	317,006	21.0
Soup and infant feeding	299,042	14.6	325,546	17.9	346,825	22.9
Powdered drinks	226,305	11.0	169,404	9.3	—	—
Salad dressings	220,359	10.7	201,775	11.1	212,158	14.0
Mexican and other sauces	195,233	9.5	189,718	10.4	143,806	9.5
Hot cereals	150,364	7.3	105,831	5.9	—	—
Dry dinners	115,627	5.6	17,129	0.9	—	—
Aseptic products	92,981	4.5	88,486	4.9	85,079	5.6
Jams	64,686	3.2	61,592	3.4	58,066	3.9
Other products	25,114	1.3	24,345	1.3	13,584	0.9

Total net sales	$2,049,985	100.0%	$1,817,024	100.0%	$1,511,653	100.0%

Non-dairy creamer—Non-dairy creamer includes non-dairy powdered creamer and refrigerated liquid non-dairy creamer. Non-dairy powdered creamer is used as coffee creamer or whitener and as an ingredient in baking, hot and cold beverages, gravy mixes and similar products. Product offerings in this category include private label and branded products packaged for grocery retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service and other industrial applications, such as portion control, repackaging and ingredient use by other food manufacturers. We believe we are the largest manufacturer of non-dairy powdered creamer in the United States. Non-dairy creamer represented 17.6% of our consolidated net sales in 2011.

Pickles—We produce pickles and a variety of related products, including peppers and pickled vegetables. We produce private label and regional branded offerings in the pickles category. These products are sold to supermarkets, mass merchandisers, foodservice and industrial customers. We believe we are the largest producer of pickles in the United States. Pickles and related products represented 14.7% of our consolidated net sales in 2011.

Soup and infant feeding—Soup, broth and gravy are produced and packaged in cans of various sizes, from single serve to larger sized cans. We primarily produce private label products sold to supermarkets and mass merchandisers. During 2010, we exited the retail infant feeding business that included the Nature’s Goodness® brand. We co-pack organic infant feeding products for a branded baby food company, and is included in the Industrial and Export segment. In 2011, soup and infant feeding sales represented 14.6% of our consolidated net sales, with the majority of the sales coming from soup sold through the retail channel.

Powdered drinks—We produce a variety of powdered drink mixes, including lemonade, iced tea, energy, vitamin enhanced and isotonic sports drinks. These products are sold primarily to supermarkets and mass merchandisers. Powdered drinks represented 11.0% of our consolidated net sales in 2011.

Salad dressings—We produce both pourable and spoonable salad dressings. Our salad dressings are sold primarily to supermarkets and mass merchandisers throughout the United States and Canada, and encompass many flavor varieties. We believe we are the largest manufacturer of private label salad dressings in both the United States and Canada. Salad dressings represented 10.7% of our consolidated net sales in 2011.

Mexican and other sauces—We produce a wide variety of Mexican and other sauces, including salsa, picante sauce, cheese dip, enchilada sauce, pasta sauces and taco sauce that we sell to supermarkets, mass merchandisers and foodservice customers in the United States and Canada, as well as to industrial markets. Mexican and other sauces represented 9.5% of our consolidated net sales in 2011.

Hot cereals—We produce a variety of instant and cook-on-stove hot cereals, including oatmeal, farina and grits in single-serve instant packets and microwaveable bowls. These products are sold primarily to supermarkets and mass merchandisers. Hot cereals represented 7.3% of our consolidated net sales in 2011.

Dry dinners—We produce private label macaroni and cheese, skillet dinners and other value added side dishes. These products are sold to grocery retailers. Dry dinners represented 5.6% of our consolidated net sales in 2011.

Aseptic products—We produce aseptic products which include cheese sauces and puddings. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. These products are sold primarily to foodservice customers in cans and flexible packages. Aseptic products represented 4.5% of our consolidated net sales in 2011.

Jams—We produce jams and pie fillings that are sold to supermarkets, mass merchandisers and foodservice customers in the United States and Canada. Jams represented 3.2% of our consolidated net sales in 2011.

See Note 21 to the Consolidated Financial Statements for financial information by segment and sales by major products.

Customers and Distribution

We sell our products through various distribution channels, including retail grocery, foodservice distributors and industrial and export, which includes food manufacturers and repackagers of foodservice products. We have an internal sales force that manages customer relationships and a broker network, which is used for sales to retail and foodservice accounts. Industrial food products are generally sold directly to customers without the use of a broker. Most of our customers purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will.

Products are shipped from our production facilities directly to customers, or from warehouse distribution centers, where products are consolidated for shipment to customers if an order includes products manufactured in more than one production facility. We believe this consolidation of products enables us to improve customer service by offering our customers a single order, invoice and shipment.

We sell our products to a diverse customer base, including many of the leading grocery retailers and foodservice operators in the United States and Canada, and a variety of customers that purchase bulk products for industrial food applications. We currently supply more than 250 food retail customers in North America, including 49 of the 50 largest food retailers, and more than 450 foodservice customers, including the 200 largest food distributors and 53 of the 100 largest restaurant chains. A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2011, our ten largest customers accounted for approximately 50.2% of our consolidated net sales. For the years ended December 31, 2011, 2010 and 2009, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19.1%, 18.5% and 14.4%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented 22.6% of our total trade receivables as of December 31, 2011 and 2010.

Backlog

Our products are generally shipped from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlog is not material to our business.

Competition

We have several competitors in each of our segments. For sales of private label products to retailers, the principal competitive factors are price, product quality and quality of service. For sales of products to foodservice, industrial and export customers, the principal competitive factors are product quality and specifications, reliability of service and price. We believe we are the largest manufacturer of non-dairy powdered creamer and pickles in the United States and the largest manufacturer of private label salad dressings, powdered drink mixes and instant hot cereals in the United States and Canada based on sales volume.

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

Brand names sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley’s®, Peter Piper® and Steinfeld®. Also sold are brands related to sauces and syrups that include, Bennett’s®, Hoffman House®, Roddenbery’s Northwoods® and San Antonio Farms®. Non-dairy powdered creamer is sold under our proprietary Cremora® brand. Our refrigerated products are sold under the Mocha Mix® and Second Nature® brand names, and our jams and other sauces are sold under the E.D. Smith® and Habitant® brand names. Our oatmeal is sold under the McCann’s® brand name.

Trade names used in our Food Away From Home segment include Schwartz® and Saucemaker®.

Seasonality

In the aggregate, total demand for our products does not vary significantly by quarter. However, sales of soup products have a higher percentage of sales in the fourth quarter and lower sales in the second quarter while dressings have higher sales in the second quarter. Pickles tend to have higher sales in the second quarter and non-dairy powdered creamer tends to have higher sales in the first and fourth quarters. Powdered drinks generally have higher sales in the second and third quarters, while sales of hot cereals tend to be higher in the first and fourth quarters.

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

For additional discussion of the risks associated with the raw materials used in our operations, see Part 1, Item 1A—“Risk Factors” and “Known Trends and Uncertainties.”

Working Capital

Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of pickle and fruit production, driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarters, respectively. Our long-term financing needs will depend largely on potential acquisition activity. Our revolving credit facility, plus cash flow from operations, is expected to be adequate to provide liquidity for a period of no-less than twelve months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Research and Development

Our research facilities include a research and development center in Pecatonica, Illinois, which focuses on the development of aseptic and powdered creamer products. Product development work for aseptic products is also carried out at our production facility in Dixon, Illinois. Research and development for our pickle products is carried out at our production facility in Green Bay, Wisconsin and hot cereals and powdered drinks in Manawa, Wisconsin. We conduct research and development activities for our soup and infant feeding products at our production facility in Pittsburgh, Pennsylvania. New formulations for salad dressings are created at our Seaforth, Canada location and new sauces and fruit based products are developed at our Winona, Canada facility. In addition, sample preparation, plant trials, ingredient approval and other quality control procedures are conducted at all our manufacturing facilities. Research and development expense totaled $10.1 million, $10.5 million, and $8.3 million in 2011, 2010, and 2009, respectively, and is included in the General and administrative line of the Consolidated Statements of Income.

Employees

As of December 31, 2011, our work force consisted of approximately 3,900 full-time employees in the United States and Canada.

Available Information

We make available, free of charge through the “Investor Relations—SEC Filings” link on our Internet website at www.treehousefoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use our Internet website, through the “Investor Relations” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. Copies of any materials the Company files with the SEC can be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330.

Regulatory Environment and Environmental Compliance

The conduct of our businesses, and the production, distribution, sale, labeling, safety, transportation and use of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets where we operate. It is our policy to abide by the laws and regulations that apply to our businesses.

We are subject to national and local environmental laws in the United States and in foreign countries in which we do business including laws relating to water consumption and treatment, air quality, waste handling and disposal and other regulations intended to protect public health and the environment. We are committed to meeting all applicable environmental compliance requirements.

The cost of compliance with United States and foreign laws does not have and is not expected to have, a material financial impact on our capital expenditures, earnings or competitive position.

Executive Officers as of February 21, 2012

Sam K. Reed	65	Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Reed has served as the Chief Executive Officer since January 2005 and President since July 1, 2011.
Dennis F. Riordan	54	Executive Vice President since July 1, 2011. Previously Senior Vice President since January 2006. Chief Financial Officer since January 2006.
Thomas E. O’Neill	56	Executive Vice President since July 1, 2011. Previously Senior Vice President since January 2005. General Counsel, Chief Administrative Officer and Corporate Secretary since January 2005.
Harry J. Walsh	56	Executive Vice President since July 1, 2011 and President of Bay Valley Foods, LLC since 2008. Senior Vice President of Operations from January 2005 through July 2008.
Alan T. Gambrel	57	Senior Vice President, Human Resources and Chief Administrative Officer of Bay Valley Foods, LLC.
Sharon M. Flanagan	46	Senior Vice President, Strategy.
Erik T. Kahler	45	Senior Vice President, Corporate Development.

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.

Disruptions in the financial markets could affect our ability to fund acquisitions or to renew our outstanding credit agreements upon expiration on commercially reasonable terms.

As of December 31, 2011, we had $904.9 million of outstanding indebtedness which included $395.8 million under our $750 million amended and restated revolving credit facility, which matures September 23, 2016,

$100 million in senior notes from a private placement, which matures on September 30, 2013, and $400 million of high yield notes that mature March 1, 2018. The inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to access additional borrowing at commercially reasonable terms could affect our ability to pursue additional acquisitions. U.S. credit markets have experienced significant dislocations and liquidity disruptions which have caused credit spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in debt markets, making financial terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt refinancing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. Events affecting the credit markets had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets, or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business and could possibly increase our interest expense, which could have a material adverse effect on our financial results.

Increases in interest rates may negatively affect earnings.

As of December 31, 2011, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $395.8 million. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk and could materially reduce our profitability and cash flows. As of December 31, 2011, each one percentage point change in interest rates would result in an approximate $4.0 million change in the annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk.

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

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very strong. We expect that a significant portion of our net sales will continue to be derived from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers and foodservice operators. For the year ended December 31, 2011, our ten largest customers accounted for approximately 50.2% our consolidated net sales. These customers typically do not enter into written contracts, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality and customer service performance. If our product sales to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, results of operations and financial condition.

Increases in input costs, such as ingredients, packaging materials and fuel costs, could adversely affect earnings.

The costs of raw materials, packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials, ingredients, and packaging materials in 2011 compared to 2010. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities, as well as our transportation costs, rose significantly in 2011. We expect the volatile nature of these costs to continue with an overall upward trend.

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

We face competition across our product lines from other companies that have varying abilities to withstand changes in market conditions. Some of our competitors have substantial financial, marketing and other resources, and competition with them in our various business segments and product lines could cause us to reduce prices; increase capital, marketing or other expenditures, or lose category share, which could have a material adverse effect on our business and financial results. Category share and growth could also be adversely impacted if we are not successful in introducing new products.

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

Acquisitions, involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate businesses or technologies we acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations due to, among other things, the incurrence of debt, onetime write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes, eating habits and overall purchasing trends of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time and our failure to anticipate, identify or react to these changes could result in reduced demand for our products, which would adversely affect our operating results and profitability.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, system failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business. We are currently implementing an ERP system throughout the Company.

Changes in weather conditions, natural disasters and other events beyond our control can adversely affect our results of operations.

Changes in weather conditions and natural disasters such as floods, droughts, frosts, earthquakes, hurricane, fires or pestilence, may affect the cost and supply of commodities and raw materials. Additionally, these events can result in reduced supplies of raw materials and longer recoveries of useable raw materials. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Further, our earnings may be affected by seasonal factors, including the seasonality of our supplies and consumer demand. Damage or disruption to our production or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as required additional resources to restore our supply chain.

Our business could be harmed by strikes or work stoppages by our employees.

Currently, a significant number of our full-time distribution, production and maintenance employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our result of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate the following production facilities, the majority of which are owned except for the facilities located in City of Industry, California and Mendota, Illinois. We also lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. The following chart lists the location and principal products by segment produced at our production facilities at December 31, 2011:

Facility Location	Principal Products	Segment (1)
Brooklyn Park, Minnesota	Macaroni and cheese and skillet dinners	1
City of Industry, California	Liquid non-dairy creamer and refrigerated salad dressings	1,2,3
Chicago, Illinois	Refrigerated foodservice pickles	2
Dixon, Illinois	Aseptic cheese sauces, puddings and gravies	2,3
Faison, North Carolina	Pickles, peppers, relish and syrup	1,2,3
Green Bay, Wisconsin	Pickles, peppers, relish and sauces	1,2,3
Kenosha, Wisconsin	Macaroni and cheese	1
Manawa, Wisconsin	Hot cereal and drink mixes	1,2,3
Mendota, Illinois	Soups, broths and gravies	1,3
New Hampton, Iowa	Non-dairy powdered creamer	3
North East, Pennsylvania	Salad dressings	1,3
Pecatonica, Illinois	Non-dairy powdered creamer	3
Pittsburgh, Pennsylvania	Soups, broths and gravies; baby food	1,3
Plymouth, Indiana	Pickles, peppers and relish	1,2,3
San Antonio, Texas	Mexican sauces	1,2,3
Seaforth, Ontario, Canada	Salad dressings, mayonnaise	1,3
Wayland, Michigan	Non-dairy powdered creamer	1,3
Winona, Ontario, Canada	Jams, pie fillings and specialty sauces	1,2,3

(1) Segments:	1. North American Retail Grocery
2. Food Away From Home
3. Industrial and Export

Item 3.	Legal Proceedings

We are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material effect on the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “THS.” The high and low sales prices of our common stock as quoted on the NYSE for 2011 and 2010 are provided in the table below

	2011		2010
	High	Low	High	Low
First Quarter	$57.01	$46.73	$45.99	$36.84
Second Quarter	61.61	50.02	51.05	41.72
Third Quarter	63.04	50.66	50.06	39.63
Fourth Quarter	67.25	58.12	53.30	45.35

The closing sales price of our common stock on January 31, 2012 as reported on the NYSE was $56.54 per share. On January 31, 2012, there were 3,745 shareholders of record of our common stock.

We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, any earnings will be retained for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our board of directors (“Board of Directors”).

The Company did not purchase any shares of its common stock in either 2011 or 2010.

Performance Graph

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2006 through December 31, 2011. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P Small Cap 600 Index, Russell 2000 Index and a Peer Group Index consisting of the following group of companies selected based on the similar nature of their business: Kraft Foods Inc., Sara Lee Corp., General Mills, Inc., Kellogg Co., ConAgra Foods Inc., Archer Daniels Midland Co., H.J. Heinz Company, Campbell Soup Co., McCormick & Co. Inc., JM Smucker Co., Corn Products Int’l., Lancaster Colony Corp., Flowers Foods, Inc., Ralcorp Holdings Inc., Hain Celestial Group, Inc., Snyders-Lance, Inc., J&J Snack Foods Corp., B&G Foods, Inc., Farmer Bros. Inc. and Peet’s Coffee and Tea. The graph assumes an investment of $100 on December 31, 2006, in each of TreeHouse Foods’ common stock, the stocks comprising the S&P Small Cap 600 Index, Russell 2000 Index and the Peer Group Index. The Peer Group Index was modified this year to remove Del Monte Foods Co. and American Italian Pasta Co., as their stock was delisted following their acquisition by other companies.

COMPARISON OF CUMULATIVE TOTAL RETURN OF $100 AMONG TREEHOUSE FOODS, INC., S&P SMALL CAP 600 INDEX, RUSSELL 2000 INDEX AND THE PEER GROUP INDEX

	INDEXED RETURNS Years Ending
Company Name/Index	Base Period 12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
TreeHouse Foods, Inc.	100	$73.69	$87.31	$124.55	$163.75	$209.55
S&P SmallCap 600 Index	100	99.70	68.72	86.29	109.00	110.10
Russell 2000 Index	100	98.43	65.18	82.89	105.14	101.30
Peer Group	100	106.73	88.14	103.25	116.14	132.48

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2011:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(In thousands)				(In thousands)
Plan Category
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2,922	(1)	$29.76	(2)	539
Equity compensation plans not approved by security holders:
None	—		—		—

Total	2,922		$29.76		539

(1)	Includes 439 thousand restricted stock units and 130 thousand performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)	Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued performance conditions. Accordingly, the restricted stock units and performance units have been disregarded for purposes of computing the weighted-average exercise price.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2011 has been derived from our Consolidated Financial Statements. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements and related Notes.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Operating data:
Net sales	$2,049,985	$1,817,024	$1,511,653	$1,500,650	$1,157,902
Cost of sales	1,576,688	1,385,690	1,185,283	1,208,626	917,611

Gross profit	473,297	431,334	326,370	292,024	240,291
Operating expenses:
Selling and distribution	142,341	120,120	107,938	115,731	94,636
General and administrative	101,817	107,126	80,466	61,741	53,931
Amortization expense	34,402	26,352	13,381	13,528	7,195
Other operating (income) expense, net	6,462	1,183	(6,224)	13,899	(415)

Total operating expenses	285,022	254,781	195,561	204,899	155,347

Operating income	188,275	176,553	130,809	87,125	84,944
Other (income) expense:
Interest expense	53,023	45,691	18,385	27,507	21,924
(Gain) loss on foreign currency exchange	(3,510)	(1,574)	(7,387)	13,040	(3,469)
Other (income) expense, net	(1,036)	(3,964)	(2,263)	7,123	(36)

Total other expense	48,477	40,153	8,735	47,670	18,419

Income from continuing operations, before income taxes	139,798	136,400	122,074	39,455	66,525
Income taxes	45,391	45,481	40,760	10,895	24,873

Income from continuing operations	94,407	90,919	81,314	28,560	41,652
Income (loss) from discontinued operations, net of tax	—	—	—	(336)	(30)

Net income	$94,407	$90,919	$81,314	$28,224	$41,622

Basic earnings per common share:
Income from continuing operations	$2.64	$2.59	$2.54	$.91	$1.33
Income (loss) from discontinued operations	—	—	—	(.01)	—

Net income	$2.64	$2.59	$2.54	$.90	$1.33

Diluted earnings per common share:
Income from continuing operations	$2.56	$2.51	$2.48	$.91	$1.33
Income (loss) from discontinued operations	—	—	—	(.01)	—

Net income	$2.56	$2.51	$2.48	$.90	$1.33

Weighted average shares—basic	35,805	35,079	31,982	31,341	31,203
Weighted average shares—diluted	36,950	36,172	32,798	31,469	31,351
Other data:
Balance sheet data (at end of period):
Total assets	$2,404,529	$2,391,248	$1,384,428	$1,355,682	$1,455,958
Long-term debt	902,929	976,452	401,640	475,233	620,452
Other long-term liabilities	54,346	38,553	31,453	44,563	33,913
Deferred income taxes	202,258	194,917	45,381	27,485	27,517
Total stockholders’ equity	1,073,517	977,966	756,229	620,131	629,309

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We believe we are the largest manufacturer of private label salad dressings, powdered drink mixes, and instant hot cereals in the United States and Canada, and the largest manufacturer of non-dairy powdered creamer and pickles in the United States, based upon total sales volumes. In 2011, based on available industry data, private label products sold in the retail grocery channel in the United States, which compete with branded products on the basis of equivalent quality at a lower price, represented approximately 37% of all shelf stable pickle products, approximately 49% of all non-dairy powdered creamer, approximately 21% of all salad dressings and approximately 18% of all canned soup.

We sell our products primarily to the retail grocery and foodservice channels. For the year ended December 31, 2011, sales to the retail grocery and foodservice channels represented 71.0% and 15.0%, respectively, of our consolidated net sales. The remaining 14.0% represented industrial and export sales. A majority of our sales are private label products.

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

•

Continue to Drive Growth and Profitability from our Existing Product Portfolio: We believe we can continue to drive organic growth from our existing product portfolio. Through insights gained from our Economic Value Added (“EVA”) analyses, we develop operating strategies that enable us to focus our resources and investments on products and categories that we believe offer the highest potential. Additionally, EVA analyses identify products and categories that lag the broader portfolio and require corrective action. We believe EVA analysis is a helpful tool that maximizes the full potential of our product offerings.

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

•

Growth Through Acquisitions: We believe we have the expertise and demonstrated ability to identify and integrate value-enhancing acquisitions. We selectively pursue acquisitions of complementary businesses that we believe are a compelling strategic fit with our existing operations. Each potential acquisition is vigorously evaluated for merit utilizing a rigorous analysis that assesses targets for their market attractiveness, intrinsic value and strategic fit. We believe our acquisitions, which include the

Del Monte Soup and Infant Feeding business, San Antonio Farms, E.D. Smith, Sturm and S.T. Foods were each a success and consistent with our strategy. Since we began operating as an independent company in 2005, our acquisitions have significantly added to our revenue base, enhanced margins and allowed us to expand from an initial base of two center-of-store, shelf stable food categories to twelve. We attempt to maintain conservative financial policies when pursuing acquisitions and our proven integration strategies have resulted in rapid deleveraging. By identifying targets that fit within our defined strategies, we believe we can continue to expand our product selection and continue our efforts to be the low-cost, high quality and innovative supplier of private label food products for our customers.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition and results of operations for the years ended December 31, 2011, 2010 and 2009. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

The Company completed its annual assessment of goodwill and intangible assets as of December 31, 2011 and did not have any impairments.

For most of 2011, the economy continued to show signs of weakness and uncertainty. During the first half of 2011, the Company experienced significant increases in input costs that occurred at a faster rate than the Company was able to pass along in price increases to customers. This timing disparity was corrected by the end of the third quarter of 2011 when virtually all price increases were in effect. As a result, gross margins were weaker in the first half of the year before recovering in the third quarter. However, while we were able to increase prices, the Company lost volume in the last quarter of the year as compared to the prior year, and incurred higher cucumber crop costs, an unfavorable LIFO inventory adjustment for pickles and a shift in mix as we had higher sales of private label value products and lower sales of higher margin premium products, resulting in lower revenues and net income than the Company had expected. Despite the challenges the Company faced in 2011, direct operating income increased 7.2% over the prior year.

The Company had no acquisitions in 2011, however, we continue the pursuit of attractive acquisition targets. The acquisition landscape in 2010 yielded opportunities and attractive acquisition targets, which resulted in the acquisition of Sturm, for approximately $660 million and S.T. Foods for approximately $180 million. During 2011, the Company successfully integrated these acquisitions into the existing business.

The Company’s exposure to foreign exchange rates is primarily limited to the Canadian dollar. For the year 2011, the Company had a foreign currency gain of $3.5 million due to fluctuations between the U.S. and Canadian currency exchange rates.

Recent Developments

On January 10, 2012, the Company repaid its cross border intercompany loans with its Canadian subsidiary, E.D. Smith. The repayment totaled $67.7 million and included both principal and interest. Payment was financed with borrowings under our revolving credit facility. The loans were fully repaid and canceled at the time of payment. The cash will be held by E.D. Smith in short term investments and will be used for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings, that if repatriated, would result in a tax liability.

On September 23, 2011, the Company entered into Amendment No.1 (“Amendment”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as administrative agent, and the group of other participating lenders. The Amendment, among other things, extends the maturity of the revolving credit facility to September 23, 2016, and adjusts the interest rates. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either LIBOR plus a margin ranging from 1.00% to 1.60% or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.60%. In addition, a facility fee ranging from 0.25% to 0.40% is due quarterly on the aggregate commitment under the revolving credit facility. The aggregate commitment under the Credit Agreement remains at $750 million, of which $345.0 million was available as of December 31, 2011.

On February 28, 2011, the Company announced plans to close its pickle plant in Springfield, Missouri. Production at the facility ceased in August 2011 with full plant closure occurring in December 2011. Production has been transferred to other pickle facilities.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$2,049,985	100.0%	$1,817,024	100.0%	$1,511,653	100.0%
Cost of sales	1,576,688	76.9	1,385,690	76.3	1,185,283	78.4

Gross profit	473,297	23.1	431,334	23.7	326,370	21.6
Operating expenses:
Selling and distribution	142,341	6.9	120,120	6.6	107,938	7.1
General and administrative	101,817	5.0	107,126	5.9	80,466	5.3
Amortization expense	34,402	1.7	26,352	1.5	13,381	0.9
Other operating expense (income), net	6,462	0.3	1,183	—	(6,224)	(0.4)

Total operating expenses	285,022	13.9	254,781	14.0	195,561	12.9

Operating income	188,275	9.2	176,553	9.7	130,809	8.7
Other (income) expense:
Interest expense	53,023	2.6	45,691	2.5	18,385	1.2
Gain on foreign currency exchange	(3,510)	(0.2)	(1,574)	(0.1)	(7,387)	(0.5)
Other income, net	(1,036)	—	(3,964)	(0.2)	(2,263)	(0.1)

Total other expense	48,477	2.4	40,153	2.2	8,735	0.6

Income before income taxes	139,798	6.8	136,400	7.5	122,074	8.1
Income taxes	45,391	2.2	45,481	2.5	40,760	2.7

Net income	$94,407	4.6%	$90,919	5.0%	$81,314	5.4%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales—Net sales increased 12.8% to $2,050.0 million for the year ended December 31, 2011, compared to $1,817.0 million, for the year ended December 31, 2010. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
	(Dollars in thousands)
North American Retail Grocery	$1,456,213	$1,247,126	$209,087	16.8%
Food Away From Home	307,819	314,998	(7,179)	(2.3)
Industrial and Export	285,953	254,900	31,053	12.2

Total	$2,049,985	$1,817,024	$232,961	12.8%

The increase is driven by the acquisitions of Sturm and S.T. Foods in 2010, increases in pricing needed to offset higher input costs, favorable foreign currency exchange rates between the U.S. and Canadian dollar and a favorable product mix.

Cost of Sales—All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales increased to 76.9% in 2011 from 76.3% in the prior year. The increase in cost of sales is primarily due to an increase in ingredient and packaging costs, and warehouse start-up costs associated with the consolidation of the Company’s distribution network partially offset by a favorable mix of sales from Sturm and S.T. Foods. The underlying commodity cost of most raw materials and packaging supplies increased in 2011 and was substantially offset by increases in selling prices by the end of the third quarter. However, during the fourth quarter, costs increased due to unfavorable LIFO inventory adjustments, and higher production costs resulting from the reduced volume level.

Operating Costs and Expenses—Operating expenses increased to $285.0 million in 2011 compared to $254.8 million in 2010. The increase in 2011 resulted from the following:

Selling and distribution expenses increased $22.2 million in 2011 compared to 2010. The increase is primarily due to the acquisition of Sturm and S.T. Foods during 2010. Selling and distribution expenses as a percentage of net sales increased to 6.9% from 6.6% in 2010 mainly due to increases in distribution costs partially offset by reduced incentive compensation.

General and administrative expenses decreased $5.3 million in 2011 compared to 2010, which was primarily related to reduced incentive compensation and acquisition costs partially offset by incremental general and administrative costs of Sturm and S.T. Foods and costs related to the ERP systems implementation.

Amortization expense increased $8.1 million in 2011 compared to 2010 due primarily to the addition of intangible assets acquired in the Sturm and S.T. Foods acquisitions and amortization of capitalized ERP system costs.

Other operating expense increased $5.3 million in 2011 compared to 2010. Expense in 2011 relates to facility closings, primarily the closing of the Springfield, Missouri pickle plant. Operating expense in 2010 primarily relates to costs associated with the exit from the branded baby food business partially offset by the gain on a postretirement plan curtailment at our Dixon facility.

Interest expense in 2011 was $53.0 million, an increase of $7.3 million from 2010 primarily due to an increase in debt resulting from the Sturm and S.T. Foods acquisitions and higher borrowing costs offset by the expiration of an interest rate swap contract that had locked in a portion of our floating rate debt at a higher fixed interest rate.

The impact of changes in foreign currency resulted in a gain of $3.5 million in 2011, versus a gain in 2010 of $1.6 million, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other (income) expense was a gain of $1.0 million in 2011 versus a gain of $4.0 million in 2010. The decrease is primarily related to the gain associated with the mark to market adjustment of our interest rate swap agreement, totaling $4.0 million in 2010.

Income Taxes—Income tax expense was recorded at an effective rate of 32.5% for 2011 compared to 33.3% for 2010.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010—Results by Segment

North American Retail Grocery

	Year Ended December 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,456,213	100.0%	$1,247,126	100.0%
Cost of sales	1,102,843	75.7	933,734	74.9

Gross profit	353,370	24.3	313,392	25.1
Freight out and commissions	77,034	5.3	59,496	4.7
Direct selling and marketing	32,592	2.3	32,423	2.6

Direct operating income	$243,744	16.7%	$221,473	17.8%

Net sales in the North American Retail Grocery segment increased by $209.1 million, or 16.8%, for the year ended December 31, 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$1,247,126
Volume	8,524	0.7%
Pricing	27,440	2.2
Mix/other	4,999	0.4
Foreign currency	8,462	0.7
Acquisitions	159,662	12.8

2011 Net sales	$1,456,213	16.8%

The increase in net sales from 2010 to 2011 is primarily due to the acquisition of Sturm and S.T. Foods, price increases, foreign currency fluctuations and higher unit sales. Overall volume is higher in 2011 compared to that of 2010, primarily due to increases in the salad dressings, powdered drinks, dry dinners and hot cereal categories offset by the Company’s exit from the retail infant feeding business in 2010.

Cost of sales as a percentage of net sales increased from 74.9% in 2010 to 75.7% in 2011 primarily due to higher raw material, ingredient and packaging costs and warehouse start-up costs that were partially offset by increased pricing.

Freight out and commissions paid to independent brokers increased $17.5 million or 29.5%, primarily due to increased volume from the Sturm and S.T. Foods acquisitions and increases in freight costs primarily due to higher fuel costs.

Direct selling and marketing increased $0.2 million primarily due to the Sturm and S.T. Foods acquisitions.

Food Away From Home

	Year Ended December 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$307,819	100.0%	$314,998	100.0%
Cost of sales	244,741	79.5	249,508	79.2

Gross profit	63,078	20.5	65,490	20.8
Freight out and commissions	11,262	3.6	10,518	3.3
Direct selling and marketing	7,008	2.3	7,221	2.3

Direct operating income	$44,808	14.6%	$47,751	15.2%

Net sales in the Food Away From Home segment decreased by $7.2 million, or 2.3%, for the year ended December 31, 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$314,998
Volume	(27,137)	(8.6)%
Pricing	3,204	1.0
Mix/other	12,026	3.8
Foreign currency	1,361	0.4
Acquisitions	3,367	1.1

2011 Net sales	$307,819	(2.3)%

Net sales decreased in 2011 compared to 2010 due to decreases in volume of our sales of low margin processed pickles, partially offset by the acquisition of Sturm, foreign currency fluctuations, price increases and a favorable product mix.

Cost of sales as a percentage of net sales increased from 79.2% in 2010 to 79.5% in 2011, due to net increases in raw material and ingredient costs partially offset by exiting certain low margin processed pickle business and increased pricing.

Freight out and commissions paid to independent brokers increased $0.7 million in 2011 compared to 2010, primarily due to the acquisition of Sturm and increased freight costs primarily due to higher fuel costs.

Direct selling and marketing expenses were $7.0 million in 2011 compared to $7.2 million in 2010.

Industrial and Export

	Year Ended December 31,
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$285,953	100.0%	$254,900	100.0%
Cost of sales	229,104	80.1	202,448	79.4

Gross profit	56,849	19.9	52,452	20.6
Freight out and commissions	6,825	2.4	5,583	2.2
Direct selling and marketing	1,756	0.6	1,813	0.7

Direct operating income	$48,268	16.9%	$45,056	17.7%

Net sales in the Industrial and Export segment increased by $31.1 million, or 12.2%, for the year ended December 31, 2011 compared to the prior year. The change in net sales from 2010 to 2011 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2010 Net sales	$254,900
Volume	(6,707)	(2.6)%
Pricing	17,483	6.9
Mix/other	18,020	7.1
Foreign currency	294	0.1
Acquisitions	1,963	0.7

2011 Net sales	$285,953	12.2%

The increase in net sales is primarily due to price increases, a favorable product mix and the acquisition of the Sturm co-pack business. The volume decrease is mainly due to a decrease in co-pack soup business partially offset by higher sales of non-dairy creamer.

Cost of sales, as a percentage of net sales, increased from 79.4% in 2010 to 80.1% in 2011 primarily due to increases in raw material, ingredient and packaging costs partially offset by price increases.

Freight out and commissions paid to independent sales brokers were $6.8 million in 2011 compared to $5.6 million in 2010, due to increases in freight costs primarily due to higher fuel costs.

Direct selling and marketing was $1.8 million in 2011 and 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales—Net sales increased 20.2% to $1,817.0 million for the year ended December 31, 2010, compared to $1,511.7 million, for the year ended December 31, 2009. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
	(Dollars in thousands)
North American Retail Grocery	$1,247,126	$971,083	$276,043	28.4%
Food Away From Home	314,998	292,927	22,071	7.5
Industrial and Export	254,900	247,643	7,257	2.9

Total	$1,817,024	$1,511,653	$305,371	20.2%

Total net sales increased 20.2% as increases in volume and the impact of acquisitions and foreign currency were partially offset by decreases in pricing and a shift in sales mix.

Cost of Sales—All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales decreased to 76.3% in 2010 from 78.4% in the prior year. We experienced increases in certain costs such as glass and plastic containers in 2010 compared to 2009; however, these increases were more than offset by decreases in the cost of casein, oils, sweeteners and other ingredients. The combination of foreign currency fluctuations and a net decrease in costs partially offset by a decrease in pricing and a shift in sales mix in 2010 versus 2009 resulted in improvement in our consolidated gross margins.

Operating Costs and Expenses—Operating expenses increased to $254.8 million in 2010 compared to $195.6 million in 2009. The increase in 2010 resulted from the following:

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

Operating Income—Operating income in 2010 was $176.6 million, an increase of $45.7 million, or 35.0% from operating income of $130.8 million in 2009. Our operating margin was 9.7% in 2010 compared to 8.7% in 2009.

Other (income) expense—Other (income) expense includes interest expense, interest income, foreign exchange gains and losses, and other (income) and expenses.

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

Income Taxes—Income tax expense was recorded at an effective rate of 33.3% for 2010 compared to 33.4% for 2009.

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

Net sales in the North American Retail Grocery segment increased by $276.0 million, or 28.4%, for the year ended December 31, 2010 compared to the prior year. The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$971,083
Volume	3,511	0.4%
Pricing	(5,419)	(0.6)
Mix/other	(6,069)	(0.6)
Foreign currency	17,508	1.8
Acquisitions	266,512	27.4

2010 Net sales	$1,247,126	28.4%

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

Net sales in the Food Away From Home segment increased by $22.1 million, or 7.5%, for the year ended December 31, 2010 compared to the prior year. The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$292,927
Volume	(739)	(0.3)%
Pricing	2,893	1.0
Mix/other	2,206	0.8
Foreign currency	2,940	1.0
Acquisitions	14,771	5.0

2010 Net sales	$314,998	7.5%

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

Net sales in the Industrial and Export segment increased by $7.3 million, or 2.9%, for the year ended December 31, 2010 compared to the prior year. The change in net sales from 2009 to 2010 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2009 Net sales	$247,643
Volume	4,487	1.8%
Pricing	(5,381)	(2.2)
Mix/other	(3,819)	(1.5)
Foreign currency	887	0.4
Acquisitions	11,083	4.4

2010 Net sales	$254,900	2.9%

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

Known Trends and Uncertainties

The costs of raw materials, ingredients, packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials, ingredients and packaging materials in 2011 compared to 2010. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities, as well as our transportation costs, rose significantly in 2011. We expect the volatile nature of these costs to continue with an overall upward trend. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. In the first half of 2011, the Company experienced significant increases in input costs which occurred at a faster rate than the Company was able to pass along in price increases to customers. This timing disparity was corrected by the end of the third quarter of 2011, when virtually all such price increases were in effect. As a result, gross margins were weaker in the first half of the year before recovering in the third quarter. In instances of declining input costs, customers may be looking for price reductions in situations where we have locked into purchases at higher costs.

Competitive Environment

There has been significant consolidation in the retail grocery and foodservice industries in recent years, and mass merchandisers and non-traditional grocers such as those offering a limited assortment are gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer, large customers. There can be no assurance that we will be able to keep our existing customers, or gain new customers. As the consolidation of the retail grocery and foodservice industry continues, we could lose sales and profits if any one or more of our existing customers were to be sold or if limited assortment stores reduce the variety of products that we sell.

Both the difficult economic environment and the increased competitive environment in the retail and foodservice channels have caused competition to become increasingly intense in our business. We expect this trend to continue for the foreseeable future.

Consistent with our strategy, our future growth depends, in part, on our ability to identify and acquire suitable acquisition candidates. There has been a consolidation trend in the food manufacturing industry and competition for acquisition candidates continues to intensify. We expect this trend to continue for the foreseeable future.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. Over the last three years, the Company has generated $505.6 million in cash flow from operating activities due to strong earnings and by focusing on working capital management. If additional borrowings are needed, approximately $345.0 million was available on the revolving credit facility as of December 31, 2011. See Note 10 to our Consolidated Financial Statements for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable liquidity requirements for a period of no less than twelve months.

Cash flows from operating activities:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$94,407	$90,919	$81,314
Depreciation & amortization	83,018	69,778	47,343
Stock-based compensation	15,107	15,838	13,303
(Gain) loss on foreign currency exchange	18	1,469	(4,932)
Curtailment of postretirement benefit obligations	—	(2,357)	—
Mark to market (gain) loss on derivative contracts	(861)	(4,363)	(2,104)
Loss (gain) on disposition of assets	1,681	3,159	(11,885)
Write-down of impaired assets	2,864	—	7,600
Deferred income taxes	15,114	9,199	18,596
Excess tax benefits from stock based compensation	(4,473)	(5,732)	(169)
Changes in operating assets and liabilities, net of acquisitions	(50,992)	66,580	(44,383)
Other	188	161	161

Net cash provided by operating activities	$156,071	$244,651	$104,844

Our cash from operations was $156.1 million in 2011 compared to $244.7 million in 2010, a decrease of $88.6 million. The decrease in cash from operating activities is due to an increase in working capital primarily from an increase in inventories and a reduction in payables and accrued expenses due to a reduction in incentive compensation and acquisition liabilities. The increase in inventories is due to higher input costs and higher inventory levels due to lower fourth quarter sales. The decrease was partially offset by an increase in net income excluding non-cash charges such as depreciation and amortization.

Cash provided by operating activities is used to pay down debt and pay for additions to property, plant and equipment.

Cash flows from investing activities:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Additions to property, plant and equipment	$(68,523)	$(39,543)	$(36,987)
Additions to intangible assets	(9,273)	(22,110)	—
Insurance proceeds	—	—	2,863
Cash outflows for acquisitions, less cash acquired	3,243	(844,496)	—
Proceeds from sale of fixed assets	251	43	6

Net cash used in investing activities	$(74,302)	$(906,106)	$(34,118)

In 2011, cash used in investing activities decreased by $831.8 million compared to 2010 primarily due to the acquisitions of Sturm and S.T. Foods for an aggregate of $844.5 million in 2010 offset by an increase in planned capital expenditures in 2011.

We expect capital spending programs to be approximately $90.0 million in 2012. Capital spending in 2012 will focus on food safety, quality, productivity improvements, product line expansion at our Manawa, Wisconsin facility, continued implementation of an ERP system and routine equipment upgrades or replacements at our plants.

Cash flows from financing activities:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Proceeds from issuance of debt	$—	$400,000	$—
Net borrowing (repayment) of debt	(78,217)	173,390	(74,484)
Payments of deferred financing costs	(1,518)	(16,418)	—
Excess tax benefits from stock-based compensation	4,473	5,732	169
Net (payments) proceeds related to stock based award activities	(8,278)	(10,771)	4,590
Issuance of common stock, net of expenses	—	110,688	—

Net cash provided by (used in) financing activities	$(83,540)	$662,621	$(69,725)

Net cash flow used by financing activities was $83.5 million in 2011 compared to $662.6 million provided by financing activities in 2010. To finance the Sturm acquisition in 2010, we issued $400.0 million of new debt, common stock in the net amount of $110.7 million and borrowings under our revolving credit facility. The S.T. Foods acquisition was financed through borrowings under our revolving credit facility. Financing activities in 2011 consisted of normal borrowing and repayments under our line of credit. The Company believes it has sufficient liquidity with the availability under the revolving credit facility and does not anticipate a significant risk to cash flows in the foreseeable future despite the current disruption of the credit markets, as the Company operates in a relatively stable industry and has sizable market share across its product lines. The Company’s long-term financing needs will depend largely on potential acquisition activity.

The Company contributed $3.6 million, $1.3 million and $8.9 million in 2011, 2010 and 2009 respectively to its pension plan, and expects to make contributions of approximately $4.0 million in 2012.

A portion of the Company’s cash is generated by the earnings of our Canadian operations. The Company has asserted that these earnings are indefinitely reinvested in Canada and, accordingly, are not available to fund U.S. operating activities. If the Company were to repatriate these funds we would be required to pay U.S. income taxes. However, a determination of the potential tax liability is not practical at this time. As a temporary measure, the Company established a series of short term intercompany loans from the Canadian operations to the U.S. The cash was used to pay down the Company’s revolving line of credit and reduce the overall interest expense of the consolidated group. The balance of the intercompany loans, principal and interest, at December 31, 2011 was $67.9 million. On January 10, 2012, the Company repaid the cross border intercompany loans in full and canceled the related notes. Payment was financed with borrowings under our revolving credit facility. The cash will be held by our Canadian subsidiary, E.D. Smith, in short term investments and will be used for general corporate purposes in Canada, including capital projects and acquisitions. Repayment of the intercompany loans will not impact the Company’s compliance with loan covenants and is not expected to significantly impact the Company’s access to liquidity. After repaying the intercompany loans on January 10, 2012, the Company had access to $283.8 million under the revolving line of credit, which is sufficient to fund ongoing U.S. operations, for no less than twelve months, as well as acquisitions.

Seasonality

The Company’s short-term financing needs are primarily for financing working capital during the year. As the Company continues to add new product categories to our portfolio, spikes in financing needs are lessened. Cucumber and fruit production are driven by harvest cycles, which occur primarily during the spring and summer as inventories of pickles and jams generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, the Company builds inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin in the second and third quarters, respectively.

Sources of Capital

Revolving Credit Facility—On September 23, 2011, the Company entered into an Amendment to its Credit Agreement with Bank of America, N.A., as administrative agent, and the group of other participating lenders. The Amendment, among other things, extended the maturity of the revolving credit facility to September 23, 2016, and adjusted the interest rates. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either LIBOR plus a margin ranging from 1.00% to 1.60% or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.60%. In addition, a facility fee ranging from 0.25% to 0.40% is due quarterly on the aggregate commitment under the revolving credit facility. The Company’s unsecured revolving credit facility has an aggregate commitment under the Credit Agreement of $750 million, of which $345.0 million was available as of December 31, 2011. As of December 31, 2011, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn. The revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of December 31, 2011. The Company’s average interest rate on debt outstanding under the revolving credit facility for the year ended December 31, 2011 was 2.03%. Interest is payable quarterly or at the end of the applicable interest period. After the repayment of intercompany loans on January 10, 2012 of approximately $67.7 million, $ 283.8 million was available under our Revolving Credit Facility.

High Yield Notes—The Company’s 7.75% high yield notes in aggregate principal amount of $400 million are due March 1, 2018 (the “Notes”). The Notes are guaranteed by the Company’s 100 percent owned subsidiary Bay Valley and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm; S.T. Foods. The Indenture governing the Notes provides, among other things, that the Notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants with which the Company is in compliance as of December 31, 2011. Interest is paid semi-annually on March 1 and September 1.

Senior Notes—The Company maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. The Company is in compliance with the applicable covenants as of December 31, 2011. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley, a 100 percent owned subsidiary of the Company, and its 100 percent owned subsidiaries of EDS Holdings, LLC, Sturm and S.T. Foods. The senior notes have not been registered under the 1933 Act, and may not be offered or sold in the United States, absent registration or an applicable exemption. Interest is paid semi-annually on March 31 and September 30.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2011:

Indebtedness, Purchase and Lease Obligations

	Payments Due by Period
	Total	Year 1	Years 2 – 3	Years 4 – 5	More Than 5 Years
	(In thousands)
Revolving credit facility (1)	$428,800	$6,887	$13,774	$408,139	$—
High yield notes (2)	591,167	31,000	62,000	62,000	436,167
Senior notes (3)	110,553	6,030	104,523	—	—
Capital lease obligations (4)	8,105	2,249	3,639	2,217	—
Purchasing obligations (5)	337,711	274,980	62,611	120	—
Operating leases (6)	88,752	14,689	25,014	20,218	28,831
Benefit obligations (7)	31,606	2,637	5,664	5,962	17,343
Deferred compensation (8)	6,768	306	538	3,079	2,845
Unrecognized tax benefits (9)	11,849	1,776	7,044	3,029	—
Tax increment financing (10)	3,050	382	765	759	1,144

Total	$1,618,361	$340,936	$285,572	$505,523	$486,330

(1)	Revolving credit facility obligation includes principal of $395.8 million and interest at an average rate of 1.74% at December 31, 2011. The principal is due September 23, 2016. (See Note 10)
(2)	High yield notes include principal and interest payments based on a fixed interest rate of 7.75%. Principal payment is due March 1, 2018. (See Note 10)
(3)	Senior note obligation includes principal and interest payments based on a fixed interest rate of 6.03%. Principal payment is due September 30, 2013. (See Note 10)
(4)	Payments required under long-term capitalized lease contracts.
(5)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.
(6)	In accordance with generally accepted accounting principles (“GAAP”), these obligations are not reflected in the accompanying balance sheets. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.
(7)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.

(8)	Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions of current employees based on age.
(9)	The unrecognized tax benefit long term liability recorded by the Company is $11.9 million at December 31, 2011. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrealized tax benefit included in the tabular reconciliation (See Note 9 to our Consolidated Financial Statements) is approximately $11.4 million. The difference between the gross unrecognized tax benefit and the amount per the “Contractual Obligations—Indebtedness, Purchase and Lease Obligations” table is due to the inclusion above of corollary positions, interest, penalties, as well as the impact of state taxes on the federal tax liability. Deferred tax liabilities are excluded from the table due to uncertainty in their timing.
(10)	Tax increment financing obligation includes principal and interest payments based on rates ranging from 6.71% to 7.16%. Final payment is due May 1, 2019. (See Note 10)

In addition to the commitments set forth in the above table, at December 31, 2011, the Company had $9.2 million in letters of credit related to the Company’s workers’ compensation program.

Off-Balance Sheet Arrangements

The Company does not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases and letters of credit, which neither have nor are reasonably likely to have a material effect on the Consolidated Financial Statements.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are most important to the portrayal of a company’s financial condition and results and that require the most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (“GAAP”) with no need for the application of our judgment. In certain circumstances, however, the preparation of the Consolidated Financial Statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to the Consolidated Financial Statements for a detailed discussion of significant accounting policies.

Accounts Receivable Allowances—We maintain an allowance for customer promotional programs, marketing co-op programs and other sales and marketing expenses. This allowance is based on a combination of historical rolling twelve month average program activity and historical customer sales and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $13.1 million and $12.7 million, at December 31, 2011 and 2010, respectively.

Inventories—Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. These valuations have been reduced by an allowance for obsolete and defective products and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimates of future demand, changes in formulas and packaging materials and inferior product. The Company’s allowances were $5.6 million and $9.5 million at December 31, 2011 and 2010, respectively.

Goodwill and Intangible Assets—Goodwill and intangible assets totaled $1,506.3 million as of December 31, 2011, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized. For purposes of goodwill impairment testing, our reporting units are defined as North American Retail Grocery—U.S.; North American Retail Grocery—Canada; Food Away From Home—U.S.; Food Away From Home—Canada; Industrial, Contract—U.S. and Contract—Canada.

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

The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2011. Our assessment did not result in an impairment. We have seven reporting units, five of which contain goodwill totaling $1,068.4 million. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied, with the weighted average of all discount rates being equal to the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Further supporting our assessment of goodwill is the fact that our stock price has increased from December 31, 2010 to December 31, 2011 by approximately 28%. Of the five reporting units with goodwill, all have fair values significantly in excess of their carrying values (between 69% and 99%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which include our trademarks totaling $32.2 million, using the relief from royalty method. Significant assumptions include the royalty, growth and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. Our analysis resulted in no impairment. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Amortizable intangible assets, which include primarily customer relationships and trademarks, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its fair value, which is generally based on discounted future cash flows. No impairment was identified and the Company concluded no changes are necessary to the remaining useful lives or values of the remaining amortizable intangible assets as of December 31, 2011.

Purchase Price Allocation—We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangibles and liabilities assumed are assigned a portion of the purchase price of the acquired company, normally equal to their fair values at the date of acquisition. The excess of the purchase price of the acquired company over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed is recorded as goodwill. We record the initial purchase price allocation based on evaluation of information and estimates available at the date of the financial statements. As final information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair values of assets and liabilities differ from their preliminary purchase price allocations, such differences would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair value of individual assets acquired and liabilities assumed, including quoted market prices, forecast of expected cash flows, net realizable values, estimates of the present value of required payments and determination of remaining useful lives.

Income Taxes—Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We periodically estimate our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which would have an impact on our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time.

Stock-Based Compensation—Income from Continuing Operations Before Income Taxes, for the years ended December 31, 2011 and December 31, 2010, included share-based compensation expense for employees and directors of $15.1 million and $15.8 million, respectively.

The fair value of stock options, restricted stock, restricted stock unit awards and performance units (the “Awards”) is determined on the date of grant. Stock options were valued using a Black Scholes model. Performance units and all other restricted stock and restricted stock unit awards were valued using the closing price of the Company’s stock on the date of grant. Stock-based compensation expense, as calculated and recorded, could have been impacted, if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. Expected volatilities for 2011 are based on historical volatilities of the Company’s stock price. Prior to 2010, expected volatilities were based on the implied historical volatilities from peer companies and other factors, as the Company’s stock was not publically traded prior to June 27, 2005. The Company has estimated that certain employees will complete the required service conditions associated with certain Awards. For all other employees, the Company estimates forfeitures as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company does not have significant history to determine the expected term of its option awards, we based the expected term on that of comparable companies. The assumptions used to calculate the option and restricted stock awards granted in 2011 are presented in Note 12 to the Consolidated Financial Statements.

Insurance Accruals—We retain selected levels of property and casualty risks, primarily related to employee health care, workers compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors that contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2011 and 2010, we recorded accrued liabilities related to these retained risks of $10.6 million and $9.2 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history and cost trends could result in substantially different results in the future.

Employee Benefit Plan Costs—We provide a range of benefits to our employees, including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends, when it is deemed appropriate. As required by GAAP, the effect of the modifications is generally recorded and amortized over future periods. Different assumptions that we make could result in the recognition of different amounts of expense over different periods of time.

Our current asset mix guidelines, under our investment policy as written by our investment committee (the “Investment Committee”), target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2011, our master trust was invested as follows: equity securities of 59%; fixed income securities of 36%; and cash and cash equivalents of 5%.

We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 7.2%.

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, GAAP require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 4.75% at December 31, 2011.

See Note 14 to our Consolidated Financial Statements for more information regarding our employee pension and retirement benefit plans.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

The Company entered into a $200 million long term interest rate swap agreement with an effective date of November 19, 2008 to lock into a fixed LIBOR interest rate base. Under the terms of the agreement, $200 million in floating rate debt was swapped for a fixed 2.9% interest base rate for a period of 24 months, amortizing to $50 million for an additional nine months at the same 2.9% interest rate. This swap agreement expired August 19, 2011.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, other than our foreign currency contracts and commodity swap agreements as of December 31, 2011, which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates which includes LIBOR and prime interest rates. Based on our outstanding debt balance of $395.8 million under our revolving credit facility as of December 31, 2011, each 1% rise in our interest rate would increase our interest expense by approximately $4.0 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials, ingredients and packaging materials in 2011 compared to 2010. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities and our transportation costs, rose significantly in 2011. We expect the volatile nature of these costs to continue with an overall upward trend.

We use a significant amount of fruits and vegetables in our operations as raw materials. Certain of these fruits and vegetables are purchased under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area. If we are unable to buy the fruits and vegetables from local suppliers, we would purchase them from more distant locations, including other locations within the United States, Mexico or India, thereby increasing our production costs.

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

The Consolidated Financial Statements for 2011 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 21, 2012

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,279	$6,323
Receivables, net of allowance for doubtful accounts of $517 and $750	115,168	126,644
Inventories, net	329,374	287,395
Deferred income taxes	3,854	3,499
Assets held for sale	4,081	4,081
Prepaid expenses and other current assets	12,638	12,861

Total current assets	468,394	440,803
Property, plant and equipment, net	406,558	386,191
Goodwill	1,068,419	1,076,321
Intangible assets, net	437,860	463,617
Other assets, net	23,298	24,316

Total assets	$2,404,529	$2,391,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$169,525	$202,384
Current portion of long-term debt	1,954	976

Total current liabilities	171,479	203,360
Long-term debt	902,929	976,452
Deferred income taxes	202,258	194,917
Other long-term liabilities	54,346	38,553

Total liabilities	1,331,012	1,413,282
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 90,000 shares authorized, 35,921 and 35,440 shares issued and outstanding, respectively	359	354
Additional paid-in-capital	714,932	703,465
Retained earnings	380,588	286,181
Accumulated other comprehensive loss	(22,362)	(12,034)

Total stockholders’ equity	1,073,517	977,966

Total liabilities and stockholders’ equity	$2,404,529	$2,391,248

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$2,049,985	$1,817,024	$1,511,653
Cost of sales	1,576,688	1,385,690	1,185,283

Gross profit	473,297	431,334	326,370
Operating expenses:
Selling and distribution	142,341	120,120	107,938
General and administrative	101,817	107,126	80,466
Amortization expense	34,402	26,352	13,381
Other operating expense (income), net	6,462	1,183	(6,224)

Total operating expenses	285,022	254,781	195,561

Operating income	188,275	176,553	130,809
Other (income) expense:
Interest expense	53,023	45,691	18,385
Gain on foreign currency exchange	(3,510)	(1,574)	(7,387)
Other income, net	(1,036)	(3,964)	(2,263)

Total other expense	48,477	40,153	8,735

Income before income taxes	139,798	136,400	122,074
Income taxes	45,391	45,481	40,760

Net income	$94,407	$90,919	$81,314

Net earnings per basic share	$2.64	$2.59	$2.54
Net earnings per diluted share	$2.56	$2.51	$2.48
Weighted average shares—basic	35,805	35,079	31,982
Weighted average shares—diluted	36,950	36,172	32,798

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2009	31,545	$315	$569,262	$113,948	$(63,394)	$620,131

Net income	—	—	—	81,314	—	81,314
Pension & post-retirement liability adjustment, net of tax of $384	—	—	—	—	604	604
Foreign currency translation adjustment	—	—	—	—	35,678	35,678
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	161	161

Comprehensive income	—	—	—	—	—	117,757
Equity awards exercised	454	5	5,092	—	—	5,097
Stock options forfeited	—	—	(59)	—	—	(59)
Stock-based compensation	—	—	13,303	—	—	13,303

Balance, December 31, 2009	31,999	320	587,598	195,262	(26,951)	756,229

Net income	—	—	—	90,919	—	90,919
Pension & post-retirement liability adjustment, net of tax benefit of $107	—	—	—	—	(172)	(172)
Post retirement curtailment, net of tax of $539	—	—	—	—	862	862
Foreign currency translation adjustment	—	—	—	—	14,066	14,066
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	161	161

Comprehensive income	—	—	—	—	—	105,836
Shares issued	2,703	27	110,661	—	—	110,688
Equity awards exercised	738	7	(11,013)	—	—	(11,006)
Stock-based compensation	—	—	16,219	—	—	16,219

Balance, December 31, 2010	35,440	354	703,465	286,181	(12,034)	977,966

Net income	—	—	—	94,407	—	94,407
Pension & post-retirement liability adjustment, net of tax benefit of $2,527	—	—	—	—	(4,000)	(4,000)
Foreign currency translation adjustment	—	—	—	—	(6,489)	(6,489)
Amortization of loss on derivatives, net of tax of $101	—	—	—	—	161	161

Comprehensive income	—	—	—	—	—	84,079
Equity awards exercised	481	5	(3,839)	—	—	(3,834)
Stock-based compensation	—	—	15,306	—	—	15,306

Balance, December 31, 2011	35,921	$359	$714,932	$380,588	$(22,362)	$1,073,517

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$94,407	$90,919	$81,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,616	43,426	33,962
Amortization	34,402	26,352	13,381
Stock-based compensation	15,107	15,838	13,303
Loss (gain) on foreign currency exchange	18	1,469	(4,932)
Mark to market gain on derivative contracts	(861)	(4,363)	(2,104)
Loss (gain) on disposition of assets	1,681	3,159	(11,885)
Write-down of intangible assets	—	—	7,600
Write-down of tangible assets	2,864	—	—
Deferred income taxes	15,114	9,199	18,596
Excess tax benefits from stock-based compensation	(4,473)	(5,732)	(169)
Curtailment of postretirement benefit obligations	—	(2,357)	—
Other	188	161	161
Changes in operating assets and liabilities, net of acquisitions:
Receivables	7,812	6,161	3,739
Inventories	(43,039)	34,318	(14,062)
Prepaid expenses and other assets	3,742	225	(647)
Accounts payable, accrued expenses and other liabilities	(19,507)	25,876	(33,413)

Net cash provided by operating activities	156,071	244,651	104,844
Cash flows from investing activities:
Additions to property, plant and equipment	(68,523)	(39,543)	(36,987)
Additions to intangible assets	(9,273)	(22,110)	—
Insurance proceeds	—	—	2,863
Acquisitions, less cash acquired	3,243	(844,496)	—
Proceeds from sale of fixed assets	251	43	6

Net cash used in investing activities	(74,302)	(906,106)	(34,118)
Cash flows from financing activities:
Proceeds from issuance of debt	—	400,000	—
Borrowings under revolving credit agreement	263,100	512,000	284,200
Payments under revolving credit agreement	(339,900)	(337,600)	(358,000)
Payments on capitalized lease obligations	(1,417)	(1,010)	(684)
Issuance of common stock, net of expenses	—	110,688	—
Payments of deferred financing costs	(1,518)	(16,418)	—
Net (payments) proceeds related to stock-based award activities	(8,278)	(10,771)	4,590
Excess tax benefits from stock-based compensation	4,473	5,732	169

Net cash provided by (used in) financing activities	(83,540)	662,621	(69,725)

Effect of exchange rate changes on cash and cash equivalents	(1,273)	742	727
(Decrease) increase in cash and cash equivalents	(3,044)	1,908	1,728
Cash and cash equivalents, beginning of year	6,323	4,415	2,687

Cash and cash equivalents, end of year	$3,279	$6,323	$4,415

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its wholly owned subsidiaries (“Company,” “we,” “us,” or “our”). All intercompany balances and transactions are eliminated in consolidation. Certain product sales, as disclosed in Note 21, from prior years have been reclassified and certain line items on the Consolidated Statements of Cash Flows for prior years have been combined to conform to the current period presentation. These reclassifications had no effect on reported net income, total assets, or cash flows.

Use of Estimates—The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to use judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents—We consider temporary cash investments with an original maturity of three months or less to be cash equivalents.

Inventories—Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. The costs of finished goods inventories include raw materials, labor and overhead costs.

Property, Plant and Equipment—Property, plant and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful Life
Buildings and improvements	12-40 years
Machinery and equipment	3-15 years
Office furniture and equipment	3-12 years

We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives, and amortization expense is included in depreciation expense. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

Intangible and Other Assets—Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

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

Indefinite lived trademarks are evaluated for impairment annually in the fourth quarter or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Indefinite lived trademarks impairment is indicated when their book value exceeds fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment at the reporting unit level using a market and income approach, employing significant assumptions regarding growth, discount rates, and profitability at each reporting unit. Goodwill impairment has occurred if the book value of the reporting unit exceeds its fair value and goodwill is written down to fair value. Our estimates of fair value are determined based on a discounted cash flow model.

Stock-Based Compensation—We measure compensation expense for our equity awards at their grant date fair value. The resulting expense is recognized over the relevant service period. See Note 12.

Sales Recognition and Accounts Receivable—Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss transfer to customers and there is a reasonable assurance of collection of the sales proceeds. Product is shipped FOB shipping point and FOB destination, depending on our agreement with the customer. Sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers ranging up to 60 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.

Income Taxes—The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Foreign Currency Translation and Transactions—The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in Other (income) expense, in the Consolidated Statements of Income.

Shipping and Handling Fees—Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $70.1 million, $53.6 million and $46.5 million, for years ended 2011, 2010 and 2009, respectively.

Derivative Financial Instruments—From time to time, we utilize derivative financial instruments including interest rate and commodity swaps, foreign currency contracts and forward purchase contracts to manage our

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exposure to interest rate, foreign currency and commodity price risks. We do not hold or issue financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not designated as hedges according to GAAP must be adjusted to fair value through earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of the gain or loss is reported as accumulated other comprehensive income and reclassified into earnings in the same period when the hedged transaction affects earnings. The ineffective gain or loss is recognized in current earnings. Commodity forward contracts generally qualify for the normal purchase exception under guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. For further information about our derivative instruments see Note 19.

Capital Lease Obligations—Capital lease obligations represent machinery and equipment financing obligations, which are generally payable in monthly installments of principal and interest and are collateralized by the related assets financed.

Insurance Accruals—We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of factors, including claims history and expected trends. These accruals are developed by us in consultation with external insurance brokers and actuaries.

Facility Closing and Reorganization Costs—We periodically record facility closing and reorganization charges, when we have identified a facility for closure or other reorganization opportunity, developed a plan and notified the affected employees.

Research and Development Costs—We record research and development charges to expense as they are incurred and are reported in the General and administrative line of our Consolidated Statements of Income. Expenditures totaled $10.1 million, $10.5 million and $8.3 million, for years ended 2011, 2010 and 2009, respectively.

Advertising Costs—Advertising costs are expensed as incurred and reported in the Selling and distribution line of our Consolidated Statements of Income.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 31, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU defers only certain portions of ASU 2011-05 that relate to the presentation of reclassification adjustments and is being made to allow the FASB additional time to redeliberate the original guidance in ASU 2011-05. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. ASU 2011-12 does not change current accounting and therefore is not expected to have a significant impact on the Company’s financial statements.

On September 21, 2011, the FASB issued ASU 2011-09, Employer’s Participation in Multiemployer Plans which increases the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. This ASU does not change current accounting and is effective for fiscal years ended on or after December 15, 2011. The Company adopted this guidance in the 2011 Financial Statements as presented in Note 14, which did not have a significant impact on the Company’s financial statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2011, the Company had closed its pickle plant in Springfield, Missouri. Production ceased in August 2011 and has been transferred to other pickle facilities. Production at the Springfield facility was primarily related to the Food Away From Home segment. For the year ended December 31, 2011, the Company recorded closure costs of $5.1 million which included $2.4 million to reduce the carrying value of the assets to net realizable value and $2.7 million for severance and other costs. These costs are included in Other operating expense (income), net line in our Consolidated Statements of Income. Approximately $2.5 million of the charges was paid in cash. The Company has accrued severance costs of approximately $0.2 million as of December 31, 2011.

The Company closed its salad dressings manufacturing plant in Cambridge, Ontario at the end of June 2009. Production was transitioned to the Company’s other manufacturing facilities in Canada and the United States. The change realigned the Company’s production capabilities with the needs of our customers. The majority of the closure costs were included as costs of the acquisition of E.D. Smith and did not significantly impact earnings. Total costs were approximately $2.3 million, including severance costs of $1.1 million, and other costs of $1.2 million. As of December 31, 2010, the Company had insignificant accruals remaining and no accruals as of December 31, 2011. Severance payments during the twelve months ended December 31, 2010 and 2009 were approximately $62 thousand, and $0.9 million, respectively.

The Company closed its pickle plant in Portland, Oregon during the second quarter of 2008. For the twelve months ended December 31, 2011, 2010 and 2009, the Company recorded costs of $0.6 million, $0.6 million and $0.9 million, respectively, which are included in Other operating expense (income), net line in our Consolidated Statements of Income. The Company had insignificant accrued expenses related to this closure as of December 31, 2011 and 2010. In connection with the Portland closure, the Company has $4.1 million of assets

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

held for sale, which are primarily land and buildings. The Company will continue to incur executory costs for this facility until it is sold. Those costs total approximately $0.6 million per year.

4.	ACQUISITIONS

On October 28, 2010, the Company acquired S.T. Specialty Foods, Inc. (S.T. Foods), a wholly owned subsidiary of STSF Holdings, Inc. (“Holdings”) by acquiring all of the outstanding securities of Holdings for $179.8 million in cash. The acquisition was funded by the Company’s revolving credit facility. S.T. Foods has annual net sales of approximately $100 million and is a manufacturer of private label macaroni and cheese, skillet dinners and other value-added side dishes. The acquisition added additional categories to our product portfolio for the retail grocery channel.

The acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition and are included in the North American Retail Grocery segment. S.T. Foods contributed $17.1 million to net sales and $1.5 million in net income from the October 28, 2010 acquisition date through December 31, 2010. At the date of acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based upon estimated fair market value, no value was assigned to the earn out. The Company’s purchase price allocation is set forth below.

(In thousands)
Receivables	$6,183
Inventory	7,557
Property plant and equipment	26,400
Customer relationships	58,714
Other intangible assets	257
Deferred taxes	343
Other assets	1,476
Goodwill	114,191

Total assets acquired	215,121
Accounts payable and accruals	(7,768)
Deferred taxes	(27,511)

Total liabilities assumed	(35,279)

Total purchase price	$179,842

The Company allocated $58.7 million to customer relationships that have an estimated life of twenty years. Other intangible assets consist of capitalized computer software that is being amortized over two years. The Company increased the cost of acquired inventories by approximately $0.8 million, and expensed the amount as a component of cost of sales in the fourth quarter of 2010. The Company has allocated all of the goodwill ($114.2 million) to the North American Retail Grocery segment. No goodwill is deductible for tax purposes. Goodwill arises principally as a result of expansion opportunities and employed workforce. The Company incurred approximately $2.4 million in acquisition related costs for the S.T. Foods acquisition that are included in the General and administrative expense line on the Consolidated Statements of Income.

On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a private label manufacturer of hot cereals and powdered drink mixes that services retail and foodservice customers in the United States with annual sales of approximately $340 million. The acquisition of Sturm has strengthened the Company’s presence in private label dry grocery categories.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company paid a cash purchase price of $661.4 million, after adjusting for a $3.3 million working capital adjustment to reduce the purchase price, for 100% of the issued and outstanding stock of Sturm. The $3.3 million working capital adjustment is recorded in the Receivables, net line of our Consolidated Balance Sheets as of December 31, 2010. The transaction was financed through the issuance of $400 million in high yield notes, the issuance of 2.7 million shares of Company common stock at $43.00 per share and borrowings under the Company’s credit facility.

The acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition and are included in each of our segments. Sturm contributed $275.2 million to net sales and $27.8 million in net income from the March 2, 2010 acquisition date through December 31, 2010. At the date of acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based upon estimated fair market values as set forth below.

(In thousands)
Receivables	$35,774
Inventory	47,525
Property plant and equipment	86,106
Customer relationships	229,000
Trade name	10,000
Formulas	5,000
Other intangible assets	5,835
Other assets	3,813
Goodwill	377,204

Total assets acquired	800,257
Accounts payable and accruals	(34,350)
Other long-term liabilities	(4,518)
Deferred taxes	(99,976)

Total liabilities assumed	(138,844)

Total purchase price	$661,413

The Company allocated $229.0 million to customer relationships that have an estimated life of twenty years. The acquired trade name will be amortized over fifteen years. Formulas have an estimated useful life of five years. Other intangible assets consist of capitalized computer software that is being amortized over three years. The Company increased the cost of acquired inventories by approximately $6.2 million, and expensed that amount as a component of cost of sales through the second quarter of 2010. The Company has allocated $371.1 million of goodwill to the North American Retail Grocery segment and $6.1 million of goodwill to the Food Away From Home segment. No goodwill is deductible for tax purposes. Goodwill arises principally as a result of expansion opportunities, employed workforce, and the impact of Sturm being one of the first companies to develop the single serve powdered drink mix market. The Company incurred approximately $5.4 million in acquisition related costs related to the Sturm acquisition during the twelve months ended December 31, 2010. These costs are included in the General and administrative expense line on the Consolidated Statements of Income. In connection with the issuance of debt and equity to finance the acquisition, the Company incurred approximately $10.8 million in debt issue costs that were capitalized and are amortized over the term of the debt on a straight line basis, and are included as a component of interest expense. The Company also incurred approximately $5.5 million of stock issuance costs that reduced the proceeds and were recorded as a component of additional paid in capital.

The following unaudited pro forma information shows the results of operations for the Company as if the 2010 acquisitions of Sturm and S.T. Foods had been completed as of the beginning of each period presented.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2010	2009
	(In thousands, except per share data)
Pro forma net sales	$1,961,567	$1,954,568

Pro forma net income	$100,551	$104,679

Pro forma basic earnings per common share	$2.87	$3.02

Pro forma diluted earnings per common share	$2.78	$2.95

5.	INVENTORIES

	December 31,
	2011	2010
	(In thousands)
Raw materials and supplies	$115,719	$111,376
Finished goods	233,408	194,558
LIFO reserve	(19,753)	(18,539)

Total inventories	$329,374	$287,395

Approximately $82.0 million and $84.8 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2011 and 2010, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2011 and 2010, over the amount at which these inventories were valued on the consolidated balance sheets. During 2011, we incurred a LIFO inventory liquidation that reduced our cost of sales and increased income before income taxes by $0.8 million.

6.	PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2011	2010
	(In thousands)
Land	$19,256	$15,851
Buildings and improvements	158,370	148,616
Machinery and equipment	417,156	390,907
Construction in progress	42,683	21,067

Total	637,465	576,441
Less accumulated depreciation	(230,907)	(190,250)

Property, plant and equipment, net	$406,558	$386,191

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
	(In thousands)
Balance at December 31, 2009	$355,925	$85,500	$133,582	$575,007
Acquisitions	493,489	6,232	—	499,721
Purchase price adjustment	(3,640)	(100)	—	(3,740)
Foreign currency exchange adjustment	4,819	514	—	5,333

Balance at December 31, 2010	850,593	92,146	133,582	1,076,321
Purchase price adjustment	(5,652)	(55)	—	(5,707)
Foreign currency exchange adjustment	(2,140)	(55)	—	(2,195)

Balance at December 31, 2011	$842,801	$92,036	$133,582	$1,068,419

The Company has not incurred any goodwill impairments since its inception. During 2011, the Company discovered and corrected an immaterial error in the purchase accounting of Sturm. The adjustment reduced goodwill and deferred taxes and is included in the purchase price adjustment line in 2011.

Approximately $273.2 million of goodwill is deductible for tax purposes.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$32,155	$—	$32,155	$32,673	$—	$32,673
Intangible assets with finite lives:
Customer-related	444,540	(82,152)	362,388	445,578	(57,480)	388,098
Non-compete agreements	1,000	(1,000)	—	1,000	(967)	33
Trademarks	20,010	(4,555)	15,455	20,010	(3,393)	16,617
Formulas/recipes	6,799	(3,302)	3,497	6,825	(1,972)	4,853
Computer software	35,721	(11,356)	24,365	26,007	(4,664)	21,343

Total other intangibles	$540,225	$(102,365)	$437,860	$532,093	$(68,476)	$463,617

As of December 31, 2011, the weighted average remaining useful lives for the amortizable intangible assets are (1) customer related at 16.0 years, (2) trademarks at 13.5 years, (3) formulas/recipes at 3.0 years, and (4) computer software at 5.6 years. The weighted average remaining useful life in total for all amortizable intangible assets is 15.1 years as of December 31, 2011.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense on intangible assets was $34.4 million, $26.4 million and $13.4 million, for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated intangible asset amortization expense for the next five years is as follows:

(In thousands)
2012	$32,601
2013	$31,260
2014	$30,925
2015	$29,875
2016	$29,707

Our 2011 and 2010 impairment reviews, using a discounted cash flow analysis, resulted in no impairments.

Our 2009 impairment review, using a discounted cash flow analysis, resulted in the impairment of the Nature’s Goodness® amortizable infant feeding trademark as we focused on our private label opportunities in baby food. The remaining balance of approximately $7.6 million was written off as of December 31, 2009 and is included in Other operating (income) expense in our Consolidated Statements of Income. Nature’s Goodness® was a part of the North American Retail Grocery segment. The circumstances resulting in the full impairment of the remaining value occurred during the fourth quarter of 2009. During 2010, we exited the retail infant business which included the Natures Goodness® brand. No other impairment was identified during our 2009 analysis.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2011	2010
	(In thousands)
Accounts payable	$109,178	$112,638
Payroll and benefits	17,079	33,730
Interest and taxes	20,659	21,019
Health insurance, workers’ compensation and other insurance costs	5,584	4,855
Marketing expenses	7,148	10,165
Other accrued liabilities	9,877	19,977

Total	$169,525	$202,384

9.	INCOME TAXES

Components of Income from continuing operations, before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Domestic source	$118,681	$120,461	$125,413
Foreign source	21,117	15,939	(3,339)

Income before income taxes	$139,798	$136,400	$122,074

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of the 2011, 2010 and 2009 provision for income taxes:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$20,435	$26,958	$20,654
State	3,225	4,473	4,101
Foreign	6,617	4,851	(2,591)

Total current	30,277	36,282	22,164
Deferred:
Federal	13,982	8,239	13,577
State	1,789	1,250	1,956
Foreign	(657)	(290)	3,063

Total deferred	15,114	9,199	18,596

Total income tax expense	$45,391	$45,481	$40,760

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Income:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Tax at statutory rate	$48,929	$47,740	$42,726
State income taxes	3,259	3,720	3,937
Tax benefit of cross-border intercompany financing structure	(4,960)	(5,053)	(4,831)
Reduction of enacted tax rates on deferred tax liabilities (Canada)	—	—	(2,155)
Transaction costs	—	1,149	—
Other, net	(1,837)	(2,075)	1,083

Total provision for income taxes	$45,391	$45,481	$40,760

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Pension and postretirement benefits	$7,247	$5,278
Accrued liabilities	13,135	11,900
Stock compensation	12,772	13,080
Unrealized foreign exchange loss	642	1,073
Unrealized loss on interest swap	—	337
Other	5,704	12

Total deferred tax assets	39,500	31,680
Deferred tax liabilities:
Depreciation and amortization	(237,568)	(222,751)
Other	(336)	(347)

Total deferred tax liabilities	(237,904)	(223,098)

Net deferred income tax liability	$(198,404)	$(191,418)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Classification of net deferred tax assets (liabilities) in the Consolidated Balance Sheets is as follows:

	December 31,
	2011	2010
	(In thousands)
Current assets	$3,854	$3,499
Non-current liabilities	(202,258)	(194,917)

Total net deferred tax liabilities	$(198,404)	$(191,418)

No valuation allowance has been provided on deferred tax assets as management believes it is more likely than not that the deferred income tax assets will be fully recoverable.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions. For U.S. federal, state and Canadian purposes the Company is generally open for examination for the tax year ended December 31, 2008 and forward. The Company settled an Internal Revenue Service (“IRS”) examination of its 2007 federal income tax return in the first quarter of 2010. The exam resulted in a small refund to the Company. During the second quarter of 2010, the Canada Revenue Agency completed an income tax audit for the E.D. Smith 2006 and 2007 tax years. The Company did not incur any material adjustments as a result of the tax audit. The Company settled various state tax examinations during 2011, each resulting in an insignificant amount of additional tax liability.

The IRS has initiated an examination of Holdings pre-acquisition tax year ended October 28, 2010. The outcome of the examination is not expected to have a material effect of the Company’s financial position, results of operations or cash flow. The Company has various state tax examinations in process, which are expected to be completed in 2012. The outcome of the various state tax examinations is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Unrecognized tax benefits beginning balance	$6,854	$3,187	$1,995
Additions based on tax positions related to the current year	2,625	2,932	1,535
Additions based on tax positions of prior years	1,118	354	227
Additions resulting from acquisitions	1,364	1,887	—
Reductions for tax positions of prior years	(565)	(1,264)	(529)
Foreign currency translation	—	—	146
Payments	—	(242)	(187)

Unrecognized tax benefits ending balance	$11,396	$6,854	$3,187

At December 31, 2011, the Company does not anticipate any significant adjustments to its unrecognized tax benefits caused by the settlement of the ongoing tax examinations detailed above or other factors within the next twelve months. Unrecognized tax benefits are included in Other long-term liabilities in our Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the balance at December 31, 2011 are amounts that are offset by deferred taxes (i.e., temporary differences) or amounts that would be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, $11.0 million and $6.4 million of the amount accrued at December 31, 2011 and December 31, 2010, respectively, would impact the effective tax rate, if reversed.

The Company recognizes interest (income) expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company recognized $0.1 million, $(0.6) million and $0.1 million in interest and penalties in income tax expense, respectively. The Company has accrued approximately $0.5 million and $0.1 million for the payment of interest and penalties at December 31, 2011 and 2010, respectively.

The Company considers its investment in E.D. Smith to be permanent and therefore, the Company has not provided U.S. income taxes on the earnings of E.D. Smith or the translation of its financial statements into U.S. dollars. A provision has not been established because it is our present intention to reinvest the E.D. Smith undistributed earnings indefinitely in Canada. The undistributed earnings as of December 31, 2011 were approximately $54.4 million. The determination of the amount of unrecognized U.S. federal income tax liabilities for the E.D. Smith unremitted earnings at December 31, 2011 is not practical at this time.

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the years ended December 31, 2011 and 2010, the Company recognized a tax benefit of approximately $5.0 million and $5.6 million, respectively, related to this item.

10.	LONG-TERM DEBT

	December 31,
	2011 Amount Outstanding	2010 Amount Outstanding
	(In thousands)
Revolving credit facility	$395,800	$472,600
High yield notes	400,000	400,000
Senior notes	100,000	100,000
Tax increment financing and other debt	9,083	4,828

Total outstanding debt	904,883	977,428
Less current portion	(1,954)	(976)

Total long-term debt	$902,929	$976,452

The scheduled maturities of outstanding debt, at December 31, 2011, are as follows (in thousands):

2012	$1,954
2013	101,950
2014	1,525
2015	1,610
2016	396,812
Thereafter	401,032

Total outstanding debt	$904,883

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility—On September 23, 2011, the Company entered into Amendment No.1 (“Amendment”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as administrative agent, and the group of other participating lenders. The Amendment, among other things, extended the maturity of the revolving credit facility to September 23, 2016, and adjusted the interest rates. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either LIBOR plus a margin ranging from 1.00% to 1.60% or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.60%. In addition, a facility fee ranging from 0.25% to 0.40% is due quarterly on the aggregate commitment under the revolving credit facility. The Company’s unsecured revolving credit facility has an aggregate commitment of $750 million, of which $345.0 million was available as of December 31, 2011. As of December 31, 2011, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn. The revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of December 31, 2011. The Company’s average interest rate on debt outstanding under the revolving credit facility for the year ended December 31, 2011 was 2.03%. Interest is payable quarterly or at the end of the applicable interest period.

The Credit Agreement contains limitations on liens, investments, the incurrence of subsidiary indebtedness, mergers, dispositions of assets, acquisitions, material lines of business and transactions with affiliates. The Credit Agreement prohibits certain agreements restricting the ability of our subsidiaries to make certain payments or to guarantee our obligations under the Credit Agreement. Our revolving credit facility permits the Company to issue dividends, provided that the Company is not in default at the time of the declaration and payment of such dividends. Furthermore, the declaration and payment of dividends must not result in default by the Company. Our revolving credit facility requires that we maintain a certain level of available liquidity (as defined) before and after dividends are declared and paid.

High Yield Notes—The Company’s 7.75% high yield notes in aggregate principal amount of $400 million are due March 1, 2018 (the “Notes”). The Notes are guaranteed by our 100 percent owned subsidiary Bay Valley Foods, LLC (“Bay Valley”) and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm; S.T. Foods and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered. The indenture (the “Indenture”) governing the Notes provides, among other things, that the Notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants of which the Company is in compliance as of December 31, 2011. Interest is paid semi-annually on March 1 and September 1.

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) allow restrictions on the ability of certain of its subsidiaries to pay dividends or make other payments to the Company or the guarantors, (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are only subject to the limitation that the above actions are not permitted if the Company is in default or the above actions would result in default of the Indenture.

Senior Notes—The Company maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintain certain financial ratios. The Company is in compliance with the applicable covenants as of December 31, 2011. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley, a 100 percent owned subsidiary of the Company, and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm and S.T. Foods. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States, absent registration or an applicable exemption. Interest is paid semi-annually on March 31 and September 30.

In July 2006, the Company entered into a forward interest rate swap transaction for a notional amount of $100 million, as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. The total loss will be reclassified ratably to the Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of the senior notes. In each of 2011, 2010 and 2009, $0.3 million of the loss was taken into interest expense. We anticipate that $0.3 million of the loss will be reclassified to interest expense in 2012.

Tax Increment Financing—On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the Soup and Infant Feeding Business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2011, $2.3 million remains outstanding. Interest accrues at an annual rate of 6.71% for the $0.4 million tranche which matures May 1, 2013; and 7.16% for the $1.9 million tranche matures May 1, 2019.

Capital Lease Obligations and Other—Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

11.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common stock—The Company has authorized 90 million shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

As of December 31, 2011, there were 35,921,288 shares of common stock issued and outstanding. There is no treasury stock.

Earnings per share—Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to outstanding options, restricted stock, restricted stock units and performance units.

Certain restricted stock awards and restricted stock units were subject to service and market conditions for vesting. The market conditions of the restricted stock awards were met only in the first quarter of 2009, and thus are included in the year to date calculation of diluted earnings per share in that year. These awards were no longer outstanding as of December 31, 2010. The market conditions for the restricted stock units were met during the third quarter of 2009 and they became vested. Prior to vesting, the restricted stock units did not meet the criteria for inclusion in the calculation of diluted earnings per share during 2009 and thus were excluded.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Weighted average common shares outstanding	35,805	35,079	31,982
Assumed exercise/vesting of equity awards (1)	1,145	1,093	816

Weighted average diluted common shares outstanding	36,950	36,172	32,798

(1)	Stock options, restricted stock, restricted stock units and performance units are excluded from our computation of diluted earnings per share, because they were anti-dilutive, were 242 thousand, 131 thousand and 29 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

12.	STOCK-BASED COMPENSATION

The Board of Directors adopted and the stockholders approved the TreeHouse Foods, Inc. 2005 Long-Term Incentive Plan (“Plan”). The Plan was amended and restated as the “TreeHouse Foods, Inc. Equity and Incentive Plan” on February 16, 2007. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee determines specific awards for our executive officers. For all other employees below the position of senior vice president (or any analogous title), and if the committee designates, our Chief Executive Officer or such other officers will, from time to time, determine specific persons to whom awards under the Plan will be granted and the extent of, and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, also will make all other necessary decisions and interpretations under the Plan.

Under the Plan, the Compensation Committee may grant awards of various types of equity-based compensation, including stock options, restricted stock, restricted stock units, performance shares and performance units and other types of stock-based awards, and other cash-based compensation. The maximum number of shares that are available to be awarded under the Plan is approximately 6.0 million, of which 0.5 million remain available at December 31, 2011.

Income from continuing operations before tax, for the years ended December 31, 2011, 2010 and 2009 includes stock-based compensation expense for employees and directors of $15.1 million, $15.8 million and $13.3 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $5.8 million, $6.1 million and $5.1 million for 2011, 2010 and 2009, respectively.

The Company has estimated that certain employees and all our directors will complete the required service conditions associated with their awards. For all other employees, the Company estimates forfeitures, as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the awards.

Options were granted under our long-term incentive plan and in certain cases pursuant to employment agreements. Options were also granted to our non-employee directors. All options have a three year vesting schedule and vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity during 2011:

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2010	2,257	95	$28.38	5.6	$53,401
Granted	110	—	$54.90
Forfeited	—	—	$—
Exercised	(124)	—	$25.93

Outstanding, December 31, 2011	2,243	95	$29.76	4.8	$83,292

Vested/expect to vest, at December 31, 2011	2,238	95	$29.71	4.8	$83,220

Exercisable, December 31, 2011	2,046	95	$27.79	4.4	$80,493

During the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of stock options exercised was approximately $3.7 million, $3.4 million and $1.9 million, respectively. The tax benefit recognized from stock option exercises in 2011, 2010 and 2009 was approximately $1.4 million, $1.3 million and $0.7 million, respectively. Compensation expense related to unvested options totaled $3.1 million at December 31, 2011 and will be recognized over the remaining vesting period of the grants, which averages 2.1 years. The average grant date fair value of options granted, in 2011, 2010 and 2009 was $20.36, $19.11 and $8.97, respectively.

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

The Company issues restricted stock and restricted stock units to non-employee directors and a larger pool of employees. Generally these restricted stock and restricted stock unit awards vest based on the passage of time. Awards granted to employees generally vest one-third on each anniversary of the grant date. Restricted stock units granted to our non-employee directors generally vest on the anniversary of the thirteenth month. The fair value of these awards is equal to the closing price of our stock on the date of grant. The following table summarizes the restricted stock and restricted stock unit activity during 2011:

	Employee Restricted Stock	Weighted Average Grant Date Fair Value	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Outstanding, at December 31, 2010	292	$24.32	420	$39.22	62	$32.24
Granted	—	—	128	$54.96	13	$54.90
Vested	(275)	$24.20	(143)	$38.11	(4)	$46.47
Forfeited	(2)	$26.04	(37)	$43.94	—	—

Outstanding, at December 31, 2011	15	$26.35	368	$44.66	71	$35.51

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense for all restricted stock and restricted stock units totaled $11.0 million in 2011, $11.4 million in 2010, and $8.0 million in 2009. The restricted stock and restricted stock units vested during 2011, 2010 and 2009 had a fair value of $23.1 million, $41.6 million and $7.8 million, respectively.

Future compensation cost for restricted stock and restricted stock units is approximately $11.0 million as of December 31, 2011 and will be recognized on a weighted average basis over the next 1.8 years.

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. As of December 31, 2011, based on achievement of operating performance measures, 72,900 performance units were converted into 145,800 shares of stock. Conversion of these shares was based on attainment of at least 120% of the target performance goals, and resulted in the vesting awards being converted into two shares of stock for each performance unit.

The following table summarizes the performance unit activity during the twelve months ended December 31, 2011:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2010	165	$30.87
Granted	43	$54.90
Vested	(73)	$24.06
Forfeited	(5)	$44.35

Unvested, at December 31, 2011	130	$42.11

Future compensation cost related to the performance units is estimated to be approximately $2.6 million as of December 31, 2011 and is expected to be recognized over the next 1.8 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant. The fair value of performance units vested in 2011 was $8.0 million. No performance units vested in 2010 or 2009.

The fair value of stock options, restricted stock, restricted stock unit awards and performance units (the “Awards”) is determined on the date of grant using the assumptions noted in the following table or the market price of the Company’s stock on the date of grant. Stock options were valued using a Black Scholes model. Performance units, restricted stock and restricted stock unit awards were valued using the closing price of the Company’s stock on the date of grant. Expected volatilities for 2011 and 2010 are based on historical volatilities of the Company’s stock price. Prior to 2010, expected volatilities were based on the implied historical volatilities from peer companies and other factors, as the Company’s stock was not publically traded prior to June 27, 2005. The risk-free interest rate for periods within the contractual life of the Awards is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company began operations in 2005, we do not have significant history to determine the expected term of our awards based on our experience alone. As such, we based our

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected term on that of comparable companies. The assumptions used to calculate the value of the option awards granted in 2011, 2010 and 2009 are presented as follows:

	2011	2010	2009
Expected volatility	33.35%	35.00%	26.37%
Expected dividends	0.00%	0.00%	0.00%
Risk-free interest rate	2.57%	3.87%	3.53%
Expected term	6.0 years	6.0 years	6.0 years

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits	Derivative Financial Instrument	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2008	$(53,523)	$(9,119)	$(752)	$(63,394)
Other comprehensive gain	35,678	604	161	36,443

Balance at December 31, 2009	(17,845)	(8,515)	(591)	(26,951)
Other comprehensive gain	14,066	690	161	14,917

Balance at December 31, 2010	(3,779)	(7,825)	(430)	(12,034)
Other comprehensive (loss) gain	(6,489)	(4,000)	161	(10,328)

Balance at December 31, 2011	$(10,268)	$(11,825)	$(269)	$(22,362)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiary, E.D. Smith.

14.	EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS

Pension and Postretirement Benefits—Certain of our employees and retirees participate in pension and other postretirement benefit plans. Employee benefit plan obligations and expenses included in the Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions.

Defined Contribution Plans—Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2011, 2010 and 2009, the Company made matching contributions to the plan of $4.3 million, $3.3 million and $2.9 million, respectively.

Multiemployer Pension Plans—The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multiemployer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. In 2011, 2010 and 2009, the contributions to these plans, which are expensed as incurred, were $1.6 million, $1.6 million and $1.5 million, respectively.

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2011 and 2010 is for the plan’s year ended December 31, 2010, and 2009, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP” column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would impact the comparability of contributions to the plans.

	EIN Number	Plan Number	Pension Protection Act Zone Status		FIP Implemented (yes or no)				Surcharge Imposed (yes or no)	Expiration Date Of Collective Bargaining Agreement
			Plan Year Ended December, 31			TreeHouse Foods Contributions
Plan Name:			2011	2010		2011	2010	2009
Central States Southeast and Southwest Areas Pension Fund	36-2154936	1	Red	Red	Yes	$620,518	$590,697	$525,185	No	12/28/2013
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	36-6067654	1	Green	Green	No	$422,810	$403,461	$351,189	No	4/30/2012
Western Conference of Teamsters Pension Fund	91-6145047	1	Green	Green	No	$314,636	$330,727	$358,810	No	2/28/2012

The Company was listed in the plan’s Form 5500 as providing more than 5% of the total contributions for the following plan and plan years.

Plan Name:	Year Contributions to Plan Exceeded More Than 5% of total Contributions (as of December 31 Of the Plan’s Year-End)
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	2011, 2010 and 2009

Defined Benefit Pension Plans—The Company established a tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to eligible salaried and non-union and union employees not covered by a multiemployer pension plan. We also retain investment consultants to assist our Investment Committee with formulating a long-term investment policy for the master trust. The expected long term rate of return on assets is based on projecting long-term market returns for the various asset classes in which the plans

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets are invested, weighted by the target asset allocations. The estimated ranges are primarily based on observations of historical asset returns and their historical volatility. In determining the expected returns, we also consider consensus forecasts of certain market and economic factors that influence returns, such as inflation, gross domestic product trends and dividend yields. Active management of the plan assets may result in adjustments to the historical returns. The rate of return assumption is reviewed annually.

The Company’s overall investment strategy is to provide a regular and reliable source of income to meet the liquidity needs of the pension plans and minimize reliance on plan sponsor contributions as a source of benefit security. The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. Central to the policy are target allocation ranges by major asset classes. The objective of the target allocations are to ensure the assets are invested with the intent to protect pension plan assets so that such assets are preserved for the provision of benefits to participants and their beneficiaries and such long-term growth as may maximize the amounts available to provide such benefits without undue risk. Additionally, we consider the weighted average return of a capital markets model and historical returns on comparable equity, debt and other investments. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2011, our master trust was invested as follows: equity securities of 59%, fixed income securities of 36% and cash and cash equivalents of 5%. Equity securities primarily include investments in collective equity funds that primarily invest in securities in the United States. Fixed income securities primarily include investments in collective funds that invest in corporate bonds of companies from diversified industries. Other investments are short term in nature, including certificates of deposit, investments in a collective bond fund that invests in commercial paper, time deposits, fixed rate notes and bonds and others.

The fair value of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category is as follows:

	Level (e)	Pension Plan Assets Fair Value Measurements at December 31, 2011
		(In thousands)
Short Term Investment Fund (a)	2	$1,824
Aggregate Bond Index Fund (b)	2	12,545
U.S. Market Cap Equity Index Fund (c)	2	17,281
International All Country World Index Fund (d)	2	3,127

		$34,777

	Level (e)	Pension Plan Assets Fair Value Measurements at December 31, 2010
		(In thousands)
Short Term Investment Fund (a)	2	$221
Aggregate Bond Index Fund (b)	2	12,069
U.S. Market Cap Equity Index Fund (c)	2	16,868
International All Country World Index Fund (d)	2	3,242

		$32,400

(a)	This fund is an investment vehicle for cash reserves, which seeks to offer a competitive rate of return through a portfolio of high-grade, short term, money market instruments. Principal preservation is the primary objective of this fund.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	The primary objective of this fund is to hold a portfolio representative of the overall United States bond and debt market, as characterized by the Barclays Capital Aggregate Bond Index.
(c)	The primary objective of this fund is to approximate the risk and return characteristics of the Dow Jones U.S. ex-LP’s Total Stock Market Index.
(d)	The primary objective of this fund is to approximate the risk and return characteristics of the Morgan Stanley All Country World ex-US (MSCI ACWI ex-US) ND Index. This fund is commonly used to represent the non-U.S. equity in developed and emerging markets.
(e)	Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees incremental pension benefits are only earned for changes in compensation effecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Security Act of 1974, as amended. The Company estimates that its 2012 contributions to its pension plans will be $4.0 million. The measurement date for the defined benefit pension plans is December 31.

Other Postretirement Benefits—Certain employees participate in benefit programs which provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2012 contributions to its postretirement benefit plans will be $0.2 million. The measurement date for the other postretirement benefit plans is December 31.

The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and covers all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of Note 14. Total contributions to these plans were $1.4 million, $1.3 million, and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Increase in expense from 2009, 2010 and 2011 is due to the transfer of the postretirement union retiree medical plan at our Dixon facility to the Central States multiemployer plan. Effective March 31, 2010, the Company negotiated the transfer of the postretirement union retiree medical plan at the Dixon production facility to the Central States multiemployer plan. The Company transferred its liability to the multiemployer plan and no longer carries a liability for the accumulated benefit obligation of the employees covered under that plan, resulting in a plan curtailment. The curtailment resulted in a gain of $2.4 million, $1.4 million net of tax, which is included in Other operating expense (income), net on the Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Change in benefit obligation:
Benefit obligation, at beginning of year	$43,212	$38,780	$2,325	$4,713
Service cost	2,199	2,023	30	85
Interest cost	2,219	2,136	118	140
Acquisitions	—	—	—	1,064
Curtailments	—	—	—	(3,758)
Actuarial losses	4,914	2,141	904	279
Benefits paid	(1,712)	(1,868)	(149)	(198)

Benefit obligation, at end of year	$50,832	$43,212	$3,228	$2,325

Change in plan assets:
Fair value of plan assets, at beginning of year	$32,400	$29,704	$—	$—
Actual return on plan assets	476	3,314	—	—
Company contributions	3,613	1,250	149	198
Benefits paid	(1,712)	(1,868)	(149)	(198)

Fair value of plan assets, at year end	$34,777	$32,400	$—	$—

Funded status of the plan	$(16,055)	$(10,812)	$(3,228)	$(2,325)

Amounts recognized in the Consolidated Balance Sheets:
Current liability	$—	$—	$(165)	$(175)
Non-current liability	(16,055)	(10,812)	(3,063)	(2,150)

Net amount recognized	$(16,055)	$(10,812)	$(3,228)	$(2,325)

Amounts recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss (gain)	$16,249	$10,095	$749	$(167)
Prior service cost	2,846	3,449	(440)	(508)

Total, before tax effect	$19,095	$13,544	$309	$(675)

	Pension Benefits
	2011	2010
	(In thousands)
Accumulated benefit obligation	$47,295	$40,582
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	4.75%	5.25%
Rate of compensation increases	4.00%	4.00%

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2011 and 2010 are as follows:

	2011		2010
	Pre-65	Post 65	Pre-65	Post 65
Health care cost trend rates:
Health care cost trend rate for next year	8.5%	8.0%	7.5% – 9.0%	9.0%
Ultimate rate	5.0%	5.0%	5.0%	5.0%
Discount rate	4.75%	4.75%	5.25%	5.25%
Year ultimate rate achieved	2018	2017	2015-2018	2015-2018

The following table summarizes the net periodic cost of our pension plans and postretirement plans, for the years ended December 31, 2011, 2010 and 2009:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(In thousands)			(In thousands)
Components of net periodic costs:
Service cost	$2,199	$2,023	$1,933	$30	$85	$255
Interest cost	2,219	2,136	2,083	118	140	239
Expected return on plan assets	(2,356)	(2,199)	(1,773)	—	—	—
Amortization of unrecognized prior service cost	603	603	580	(68)	(68)	(68)
Amortization of unrecognized net loss (gain)	640	522	626	(12)	(30)	(2)
Curtailment	—	—	—	—	(2,357)	—

Net periodic cost	$3,305	$3,085	$3,449	$68	$(2,230)	$424

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	5.25%	5.75%	6.25%	5.25%	5.75%	6.25%
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—
Expected return on plan assets	7.20%	7.60%	7.60%	—	—	—

The estimated amount that will be amortized from accumulated other comprehensive income into net pension cost in 2012 is as follows:

	Pension	Postretirement
	(In thousands)
Net actuarial loss	$1,235	$55
Prior service cost	$603	$(68)

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(In thousands)
2012	$2,472	$165
2013	$2,681	$165
2014	$2,640	$178
2015	$2,714	$176
2016	$2,888	$184
2017-2021	$16,430	$913

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

2011
(In thousands)
1% Increase:
Benefit obligation, end of year	$352
Service cost plus interest cost for the year	$17
1% Decrease:
Benefit obligation, end of year	$(291)
Service cost plus interest cost for the year	$(15)

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

15.	OTHER OPERATING EXPENSE (INCOME), NET

We incurred Other operating expense (income), net of $6.5 million, $1.2 million and $(6.2) million, for the years ended December 31, 2011, 2010 and 2009, respectively. Other operating expenses (income), net consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Facility closing costs	$6,349	$1,521	$886
Gain on postretirement plan curtailment	—	(2,357)	—
Realignment of infant feeding business	—	2,195	—
Gain on fire at New Hampton, Iowa facility	—	—	(14,533)
Impairment of trademarks and other intangibles	—	—	7,600
Other	113	(176)	(177)

Total other operating expense (income), net	$6,462	$1,183	$(6,224)

16.	INSURANCE CLAIM—NEW HAMPTON

In February 2008, the Company’s non-dairy powdered creamer plant in New Hampton, Iowa was damaged by a fire, which left the facility unusable. The Company repaired the facility and it became operational in the first quarter of 2009. The Company filed a claim with its insurance provider and received approximately $47.2 million in reimbursements for property damage and incremental expenses incurred to service our customers throughout this period. The claim was finalized in September 2009, and the Company received a final payment of approximately $10.6 million to close the claim in October 2009. For the year ended December 31, 2009 the Company recognized income of approximately $15.4 million, of which $14.5 million is classified in Other operating expense (income) and $0.9 million is classified in Cost of sales. Of the $14.5 million, $13.6 million was related to a gain on the fixed assets destroyed in the incident.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Interest paid	$50,531	$33,045	$17,224
Income taxes paid	$27,078	$23,895	$18,103
Accrued purchase of property and equipment	$4,181	$4,761	$1,419
Accrued other intangible assets	$1,865	$1,609	$—
Receivable related to Sturm acquisition	$—	$3,329	$—

Non-cash financing activities for the twelve months ended December 31, 2011, 2010 and 2009 include the settlement of 560,104, 893,198 and 33,625 shares, respectively, of restricted stock and restricted stock units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

18.	COMMITMENTS AND CONTINGENCIES

We lease certain property, plant and equipment and distribution warehouses used in our operations under both capital and operating lease agreements. These leases have terms ranging from one to twenty-five years. Rent expense under operating lease commitments was $22.7 million, $19.3 million and $19.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The composition of capital leases which are reflected as Property, plant and equipment in the Consolidated Balance Sheets are as follows:

	December 31,
	2011	2010
	(In thousands)
Machinery and equipment	$8,615	$3,381
Less accumulated amortization	(2,096)	(1,207)

Total	$6,519	$2,174

Future minimum payments at December 31, 2011, under non-cancelable capital leases, operating leases and purchase obligations are summarized as follows:

	Capital Leases	Operating Leases	Purchase Obligations
	(In thousands)
2012	$2,249	$14,689	$274,980
2013	2,105	12,743	38,349
2014	1,534	12,271	24,262
2015	1,478	10,551	85
2016	739	9,667	35
Thereafter	—	28,831	—

Total minimum payments	8,105	$88,752	$337,711

Less amount representing interest	1,348

Present value of capital lease obligations	$6,757

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation, Investigations and Audits—We are party in the conduct of our business to certain claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on our financial position, annual results of operations or cash flows.

19.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments are interest rate risk, foreign currency risk and commodity price risk. Derivative contracts are entered into for periods consistent with the related underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into derivative instruments for trading or speculative purposes.

Interest Rate Risk—The Company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps to hedge our exposure to changes in interest rates, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected marked conditions, with a bias toward fixed-rate debt.

The Company had a $50 million interest rate swap agreement that swapped floating rate debt for a fixed rate of 2.9% and expired on August 19, 2011. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Income, with their fair value recorded on the Consolidated Balance Sheets.

Foreign Currency Risk—Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Income, with their fair value recorded on the Consolidated Balance Sheets.

Commodity Risk—Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes a combination of derivative contracts, purchase orders and various short and long term supply arrangements in connection with the purchase of raw materials to manage commodity price risk. Commodity forward contracts generally qualify for the normal purchase exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions.

Commodity price risk is managed, in part, by using derivatives such as commodity swaps, the objective of which is to establish a fixed commodity cost over the term of the contracts.

During 2011, the Company had three types of commodity swap contracts, diesel fuel, oil and high density polyethylene (“HDPE”). The Company entered into diesel fuel swap contracts to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and HDPE are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. As of December 31, 2011, there are no outstanding contracts for diesel fuel or HDPE.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded the following gains and losses on our derivative contracts in the Consolidated Statements of Income:

	Location of Gain (Loss) Recognized in Income	Year Ended December 31,
		2011	2010
		(In thousands)
Mark to market unrealized gain (loss):
Interest rate swap	Other income, net	$874	$4,003
Foreign currency contract	Gain on foreign currency exchange	184	(184)
Commodity contracts	Other income, net	(197)	360

		861	4,179
Realized gain (loss):
Interest rate swap	Interest expense	(854)	(4,855)
Foreign currency contract	Cost of sales	203	—
Commodity contracts	Manufacturing related to cost of sales and transportation related to selling and distribution	270	12

		(381)	(4,843)

Total gain (loss)		$480	$(664)

As of December 31, 2011, the Company had outstanding oil contracts with a total notional amount of 18,000 barrels expiring March 31, 2012.

The following table identifies the derivative, its fair value, and location on the Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	December 31, 2011	December 31, 2010
		(In thousands)
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$163	$360

		$163	$360

Liability Derivatives:
Interest rate swap	Accounts payable and accrued expenses	$—	$874
Foreign exchange contract	Accounts payable and accrued expenses	—	184

		$—	$1,058

20.	FAIR VALUE

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The following table presents the carrying value and fair value of our outstanding debt as of December 31, 2011:

	Carrying Value	Fair Value
	(In thousands)
Revolving credit facility	$395,800	$396,728
Senior notes	$100,000	$101,529
7.75% high yield notes	$400,000	$433,000

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the revolving credit facility and senior notes were estimated using present value techniques and market based interest rates and credit spreads. The fair value of the Company’s 7.75% high yield notes was estimated based on quoted market prices.

The fair value of the Company’s commodity contract as described in Note 19 was an asset of approximately $0.2 million as of December 31, 2011. The fair value of the commodity contract was determined using Level 2 inputs. Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly. The value of the commodity contract was based on an analysis comparing the contract rates to the forward curve rates throughout the term of the contact, which expires in the first quarter of 2012.

The fair value of the Company’s interest rate swap agreement, as described in Note 19, was a liability of approximately $0.9 million as of December 31, 2010. The fair value of the swap was determined using Level 2 inputs. The fair value is based on a market approach, comparing the fixed rate of 2.9% to the current and forward one month LIBOR rates throughout the term of the swap agreement.

The fair value of the Company’s commodity contract as described in Note 19 was an asset of approximately $0.4 million as of December 31, 2010. The fair value of the commodity contract was determined using Level 1 inputs. Level 1 inputs are inputs where quoted prices in active markets for identical assets or liabilities are available.

The fair value of the Company’s foreign exchange contract as described in Note 19 was a liability of $0.2 million as of December 31, 2010, using Level 2 inputs, comparing the foreign exchange rate of the Company’s contract to the spot rate as of December 31, 2010.

21.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company manages operations on a company-wide basis, making determinations as to the allocation of resources in total rather than on a segment-level basis. We have designated our reportable segments based on how management views our business. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. The Company’s reportable segments, as presented below, are consistent with the manner in which the Company reports its results to the chief operating decision maker.

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

Our Food Away From Home segment sells non-dairy powdered creamers; pickles and related products; Mexican sauces; refrigerated dressings; aseptic products and hot cereals to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

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

The Company evaluates the performance of segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses). The amounts in the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following tables are obtained from reports used by our senior management team and do not include income taxes. Other expenses not allocated include warehouse start-up costs, unallocated selling and distribution expenses and corporate expenses which consist of general and administrative expenses, amortization expense, other operating (income) expense and other expense (income). The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 “Summary of Significant Accounting Policies”.

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net sales:
North American Retail Grocery	$1,456,213	$1,247,126	$971,083
Food Away From Home	307,819	314,998	292,927
Industrial and Export	285,953	254,900	247,643

Total	$2,049,985	$1,817,024	$1,511,653

Direct operating income:
North American Retail Grocery	$243,744	$221,473	$152,849
Food Away From Home	44,808	47,751	36,069
Industrial and Export	48,268	45,056	36,025

Total	336,820	314,280	224,943
Unallocated warehouse start-up costs (1)	—	—	(3,339)
Unallocated selling and distribution expenses	(5,864)	(3,066)	(3,172)
Unallocated corporate expense	(142,681)	(134,661)	(87,623)

Operating income	188,275	176,553	130,809
Other expense, net	(48,477)	(40,153)	(8,735)

Income before income taxes	$139,798	$136,400	$122,074

Depreciation:
North American Retail Grocery	$33,343	$27,729	$21,395
Food Away From Home	6,484	5,666	5,237
Industrial and Export	6,714	7,332	5,485
Corporate office	2,075	2,699	1,845

Total	$48,616	$43,426	$33,962

Trademark impairment:
North American Retail Grocery	$—	$—	$7,600
Food Away From Home	—	—	—
Industrial and Export	—	—	—

Total	$—	$—	$7,600

(1)	Included in Cost of sales in the Consolidated Statements of Income.

Geographic Information—We had revenues to customers outside of the United States of approximately 13.2%, 13.5% and 13.7% of total consolidated net sales in 2011, 2010 and 2009, respectively, with 11.7%, 12.8% and 13.1% going to Canada in 2011, 2010 and 2009, respectively. Sales are determined based on customer destination.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2011	2010	2009
	(In thousands)
Long-lived assets:
United States	$370,857	$350,356	$242,144
Canada	35,701	35,835	33,889

Total	$406,558	$386,191	$276,033

Long-lived assets consist of net property, plant and equipment.

Major Customers—Wal-Mart Stores, Inc. and affiliates accounted for approximately 19.1%, 18.5% and 14.4% of our consolidated net sales in 2011, 2010 and 2009, respectively. Sales to Wal-Mart Stores, Inc. and affiliates are included in our North American Retail Grocery segment. No other customer accounted for more than 10% of our consolidated net sales.

Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented approximately 22.6% of our total trade receivables as of December 31, 2011 and 2010.

Product Information—The following table presents the Company’s net sales by major products. Certain product sales for 2010 and 2009 have been reclassified to conform to the current period presentation due to enhanced information reporting available with the new enterprise resource planning (“ERP”) software system.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Products:
Non-dairy creamer	$359,860	$313,917	$335,129
Pickles	300,414	319,281	317,006
Soup and infant feeding	299,042	325,546	346,825
Powdered drinks	226,305	169,404	—
Salad dressings	220,359	201,775	212,158
Mexican and other sauces	195,233	189,718	143,806
Hot cereals	150,364	105,831	—
Dry dinners	115,627	17,129	—
Aseptic products	92,981	88,486	85,079
Jams	64,686	61,592	58,066
Other products	25,114	24,345	13,584

Total net sales	$2,049,985	$1,817,024	$1,511,653

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2011 and 2010:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)
Fiscal 2011
Net sales	$493,513	$492,620	$528,050	$535,802
Gross profit	120,926	109,440	125,532	117,399
Income before income taxes	29,935	21,243	45,115	43,505
Net income	19,808	14,345	30,390	29,864
Net income per common share:
Basic	.56	.40	.84	.83
Diluted	.54	.39	.82	.81
Fiscal 2010
Net sales	$397,124	$446,195	$464,242	$509,463
Gross profit	88,778	106,150	110,237	126,169
Income before income taxes	24,604	32,257	36,810	42,729
Net income	16,319	21,652	24,867	28,081
Net income per common share:
Basic	.49	.62	.70	.79
Diluted	.47	.60	.68	.77

23.	GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s $400 million, 7.75% high yield notes are guaranteed by its 100 percent owned subsidiary Bay Valley and its 100 percent owned subsidiaries EDS Holdings, LLC, Sturm and S.T. Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for TreeHouse on a consolidated basis as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6	$3,273	$—	$3,279
Accounts receivable, net	1	98,477	16,690	—	115,168
Inventories, net	—	283,212	46,162	—	329,374
Deferred income taxes	—	3,615	239	—	3,854
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,397	10,719	522	—	12,638

Total current assets	1,398	400,110	66,886	—	468,394
Property, plant and equipment, net	15,034	355,823	35,701	—	406,558
Goodwill	—	957,429	110,990	—	1,068,419
Investment in subsidiaries	1,562,365	180,497	—	(1,742,862)	—
Intercompany accounts receivable (payable), net	356,291	(275,721)	(80,570)	—	—
Deferred income taxes	14,874	—	—	(14,874)	—
Identifiable intangible and other assets, net	49,143	334,251	77,764	—	461,158

Total assets	$1,999,105	$1,952,389	$210,771	$(1,757,736)	$2,404,529

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,264	$147,654	$14,607	$—	$169,525
Current portion of long-term debt	—	1,953	1	—	1,954

Total current liabilities	7,264	149,607	14,608	—	171,479
Long-term debt	895,800	7,129	—	—	902,929
Deferred income taxes	2,666	198,800	15,666	(14,874)	202,258
Other long-term liabilities	19,858	34,488	—	—	54,346
Shareholders’ equity	1,073,517	1,562,365	180,497	(1,742,862)	1,073,517

Total liabilities and shareholders’ equity	$1,999,105	$1,952,389	$210,771	$(1,757,736)	$2,404,529

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,812,068	$272,270	$(34,353)	$2,049,985
Cost of sales	—	1,400,394	210,647	(34,353)	1,576,688

Gross profit	—	411,674	61,623	—	473,297
Selling, general and administrative expense	49,030	171,150	23,978	—	244,158
Amortization	3,155	26,213	5,034	—	34,402
Other operating expense, net	—	6,462	—	—	6,462

Operating (loss) income	(52,185)	207,849	32,611	—	188,275
Interest expense (income), net	50,936	(12,111)	14,198	—	53,023
Other income, net	(927)	(44)	(3,575)	—	(4,546)

(Loss) income before income taxes	(102,194)	220,004	21,988	—	139,798
Income taxes (benefit)	(38,533)	77,905	6,019	—	45,391
Equity in net income of subsidiaries	158,068	15,969	—	(174,037)	—

Net income	$94,407	$158,068	$15,969	$(174,037)	$94,407

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2010

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,593,324	$250,001	$(26,301)	$1,817,024
Cost of sales	—	1,215,837	196,154	(26,301)	1,385,690

Gross profit	—	377,487	53,847	—	431,334
Selling, general and administrative expense	50,605	153,619	23,022	—	227,246
Amortization	526	21,085	4,741	—	26,352
Other operating income, net	—	1,183	—	—	1,183

Operating (loss) income	(51,131)	201,600	26,084	—	176,553
Interest expense (income), net	44,824	(12,862)	13,729	—	45,691
Other (income) expense, net	(4,002)	1,537	(3,073)	—	(5,538)

(Loss) income before income taxes	(91,953)	212,925	15,428	—	136,400
Income taxes (benefit)	(35,782)	76,702	4,561	—	45,481
Equity in net income of subsidiaries	147,090	10,867	—	(157,957)	—

Net income (loss)	$90,919	$147,090	$10,867	$(157,957)	$90,919

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2009

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,300,694	$246,715	$(35,756)	$1,511,653
Cost of sales	—	1,016,524	204,515	(35,756)	1,185,283

Gross profit	—	284,170	42,200	—	326,370
Selling, general and administrative expense	36,560	128,592	23,252	—	188,404
Amortization	926	7,809	4,646	—	13,381
Other operating expense (income), net	7,600	(13,824)	—	—	(6,224)

Operating (loss) income	(45,086)	161,593	14,302	—	130,809
Interest expense (income), net	15,922	(11,324)	13,787	—	18,385
Other (income) expense, net	(2,104)	(11,810)	4,264	—	(9,650)

(Loss) income before income taxes	(58,904)	184,727	(3,749)	—	122,074
Income taxes (benefit)	(23,375)	63,321	814	—	40,760
Equity in net income (loss) of subsidiaries	116,843	(4,563)	—	(112,280)	—

Net income (loss)	$81,314	$116,843	$(4,563)	$(112,280)	$81,314

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(73,426)	$226,570	$2,927	$—	$156,071
Cash flows from investing activities:
Additions to property, plant and equipment	(3,317)	(60,486)	(4,720)	—	(68,523)
Additions to intangible assets	(6,689)	(2,584)	—	—	(9,273)
Acquisitions, net of cash acquired	—	3,243	—	—	3,243
Proceeds from sale of fixed assets	—	229	22	—	251

Net cash used in investing activities	(10,006)	(59,598)	(4,698)	—	(74,302)
Cash flows from financing activities:
Net repayment of debt	(76,800)	(1,417)	—	—	(78,217)
Intercompany transfer	165,555	(165,555)	—	—	—
Payment of deferred financing costs	(1,518)	—	—	—	(1,518)
Net payments related to stock-based award activities	(8,278)	—	—	—	(8,278)
Excess tax benefits from stock-based payment arrangements	4,473	—	—	—	4,473

Net cash used in financing activities	83,432	(166,972)	—	—	(83,540)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,273)	—	(1,273)
Increase (decrease) in cash and cash equivalents	—	—	(3,044)	—	(3,044)
Cash and cash equivalents, beginning of year	—	6	6,317	—	6,323

Cash and cash equivalents, end of year	$—	$6	$3,273	$—	$3,279

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2010

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operations	$(39,737)	$276,416	$7,972	$—	$244,651
Cash flows from investing activities:
Additions to property, plant and equipment	(463)	(33,485)	(5,595)	—	(39,543)
Additions to intangible assets	(14,763)	(5,883)	(1,464)	—	(22,110)
Cash outflows for acquisitions, net of cash acquired	1,641	(846,137)	—	—	(844,496)
Proceeds from sale of fixed assets	—	(367)	410	—	43

Net cash provided by (used in) investing activities	(13,585)	(885,872)	(6,649)	—	(906,106)
Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—	—	—	400,000
Net borrowing (repayment) of debt	174,600	(1,056)	(154)	—	173,390
Intercompany transfer	(610,510)	610,510	—	—	—
Payment of deferred financing costs	(16,418)	—	—	—	(16,418)
Net payments related to stock-based award activities	(10,771)	—	—	—	(10,771)
Excess tax benefit from stock-based compensation	5,732	—	—	—	5,732
Issuance of common stock, net of expenses	110,688	—	—	—	110,688

Net cash provided by (used in) financing activities	53,321	609,454	(154)	—	662,621

Effect of exchange rate changes on cash and cash equivalents	—	—	742	—	742
Increase (decrease) in cash and cash equivalents	(1)	(2)	1,911	—	1,908
Cash and cash equivalents, beginning of year	1	8	4,406	—	4,415

Cash and cash equivalents, end of year	$—	$6	$6,317	$—	$6,323

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2009

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(85,858)	$167,537	$23,165	$—	$104,844
Cash flows from investing activities:
Additions to property, plant and equipment	(166)	(33,693)	(3,128)	—	(36,987)
Insurance proceeds	—	2,863	—	—	2,863
Proceeds from sale of fixed assets	—	6	—	—	6

Net cash used in investing activities	(166)	(30,824)	(3,128)	—	(34,118)
Cash flows from financing activities:
Net repayment of debt	(73,800)	18,342	(19,026)	—	(74,484)
Intercompany transfer	155,054	(155,054)	—	—	—
Net proceeds related to stock-based award activities	4,590	—	—	—	4,590
Excess tax benefits from stock-based compensation	169	—	—	—	169

Net cash used in financing activities	86,013	(136,712)	(19,026)	—	(69,725)

Effect of exchange rate changes on cash and cash equivalents	—	—	727	—	727
Increase (decrease) in cash and cash equivalents	(11)	1	1,738	—	1,728
Cash and cash equivalents, beginning of year	12	7	2,668	—	2,687

Cash and cash equivalents, end of year	$1	$8	$4,406	$—	$4,415

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s management, with the participation of Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 includes all of the Company’s subsidiaries. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011. This report is included with this Form 10-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 17, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 21, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2012 Proxy Statement”) to be filed with the SEC in connection with our 2012 annual meeting of the stockholders under the headings, Directors And Management—Directors and Executive Officers and Election of Directors and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2012 Proxy Statement under the headings, Stock Ownership—Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2012 Proxy Statement under the heading, Committee Meetings/Role of the Committees—Audit Committee and Committee Meetings/Role of Committees, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our April 26, 2012 Annual Meeting of Stockholders.

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

The information required by this item is included in the 2012 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Committee Reports—Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2012 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the 1934 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the 2012 Proxy Statement under the heading, Stock Ownership—Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2012 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2012 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

1. Financial Statements filed as a part of this document under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ DENNIS F. RIORDAN
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

February 21, 2012

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SAM K. REED Sam K. Reed	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2012

/s/ DENNIS F. RIORDAN Dennis F. Riordan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2012

/s/ GEORGE V. BAYLY George V. Bayly	Director	February 21, 2012

/s/ DIANA S. FERGUSON Diana S. Ferguson	Director	February 21, 2012

/s/ DENNIS F. O’BRIEN Dennis F. O’Brien	Director	February 21, 2012

/s/ FRANK J. O’CONNELL Frank J. O’Connell	Director	February 21, 2012

/s/ ANN M. SARDINI Ann M. Sardini	Director	February 21, 2012

/s/ GARY D. SMITH Gary D. Smith	Director	February 21, 2012

/s/ TERDEMA L. USSERY, II Terdema L. Ussery, II	Director	February 21, 2012

/s/ DAVID B. VERMYLEN David B. Vermylen	Director	February 21, 2012

SCHEDULE II

TREEEHOUSE FOODS, INC.

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011, 2010 and 2009

Allowance for doubtful accounts deducted from accounts receivable:

Year	Balance Beginning of Year	Change to Allowance	Acquisitions	Write-Off of Uncollectible Accounts	Recoveries	Balance End of Year
	(In thousands)
2009	$478	$68	$—	$(124)	$2	$424
2010	$424	$(50)	$243	$(60)	$193	$750
2011	$750	$(221)	$—	$(15)	$3	$517

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Purchase Agreement, dated as of April 20, 2007, among Silver Brands Partners II, L.P., VDW Farms, Ltd., VDW Management, L.L.C., and Bay Valley Foods, LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 23, 2007.

2.2	Purchase Agreement, dated as of June 24, 2007 between E.D. Smith Operating Trust, E.D. Smith Limited Partnership, E.D. Smith Income Fund and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2007.

2.3	Stock Purchase Agreement, dated as of December 20, 2009, among TreeHouse Foods, Inc., Sturm Foods, Inc., HMSF, L.P. and other shareholders of Sturm Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2009.

2.4	Securities Purchase Agreement dated as of September 13, 2010, among STSF Holdings LLC, STSF Holdings, Inc., S.T. Specialty Foods, Inc. and the Company is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 13, 2010.

2.5	Earnout Agreement between STSF Holdings, LLC and the Company is incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 13, 2010.

3.1	Amended and Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 28, 2011, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.

3.2	Amendment to the Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 25, 2011.

3.3	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated April 28, 2011.

4.1	Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005.

4.3	Third Supplemental Indenture, dated October 28, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.3 to our Registration Statement on Form 10-K for the fiscal year ended December 31, 2010.

10.1**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.2**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.3**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.4**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

Exhibit No.	Exhibit Description
10.5	Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.6**	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

10.7**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.

10.8	Credit Agreement dated as of June 27, 2005, between TreeHouse Foods, Inc. and a group of Lenders with Bank of America as Administrative Agent, Swing Line Lender and L/C Issuer is incorporated by reference to Exhibit 10.16 of our Form 10-Q filed with the Commission on May 12, 2006.

10.9	Amendment No. 1 dated as of August 31, 2006 to the Credit Agreement dated June 27, 2005 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 31, 2006.

10.10	Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006.

10.11**	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.

10.12**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.

10.13	Amendment No. 2 dated as of August 30, 2007 to the Credit Agreement dated June 27, 2005 is incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K dated September 4, 2007.

10.14**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2008.

10.15**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2008.

10.16**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 5, 2008.

10.17**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 5, 2008.

10.18**	Employment Agreement by and between TreeHouse Foods, Inc. and Dennis F. Riordan is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2008.

10.19**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.

Exhibit No.	Exhibit Description
10.20**	Second Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.

10.21**	Amended and Restated TreeHouse Foods, Inc. Executive Severance Plan is incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated November 5, 2008.

10.22**	First Amendment to Employment Agreement, date April 21, 2009, between TreeHouse Foods, Inc. and Dennis F. Riordan is Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2009.

10.23**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2009.

10.24**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission August 6, 2009.

10.25**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2009.

10.26**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Commission August 6, 2009.

10.27**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.5 of our Form 10-Q filed with the Commission August 6, 2009.

10.28**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.6 of our Form 10-Q filed with the Commission August 6, 2009.

10.29**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filed with the Commission August 6, 2009.

10.30	Amended and Restated Credit Agreement, dated as of October 27, 2010 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2010.

10.31	Amendment No.1 to Amended and Restated Credit Agreement, dated as of September 23, 2011 by and among TreeHouse Foods, Inc., Bay Valley Foods, Inc., EDS Holdings LLC, Sturm Foods, Inc., STSF Holdings, Inc., S.T. Specialty Foods, Inc. and Bank of America, N.A. in its capacity as administrative agent, and each of the Lenders parties thereto, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2011.

*10.32**	Third Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan.

10.33**	Consulting Agreement, dated February 10, 2011, between the Company and David B. Vermylen is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2011.

12.1*	Computation of Ratio of Earnings to Fixed Changes.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description
101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
***	Attached as Exhibit 101 to this report are the following documents from TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders’ Equity and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the 1934 Act, and otherwise is not subject to liability under these sections.