Form 10-Q
period 2012-03-31
TreeHouse Foods, Inc.
filed 2012-05-08
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended March 31, 2012.
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

Yes    ☐    No    ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2012: 35,951,836.

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,324	$3,279
Receivables, net	120,410	115,168
Inventories, net	338,725	329,374
Deferred income taxes	3,520	3,854
Prepaid expenses and other current assets	14,217	12,638
Assets held for sale	4,081	4,081

Total current assets	548,277	468,394
Property, plant and equipment, net	408,217	406,558
Goodwill	1,070,943	1,068,419
Intangible assets, net	432,895	437,860
Other assets, net	22,671	23,298

Total assets	$2,483,003	$2,404,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$185,756	$169,525
Current portion of long-term debt	1,960	1,954

Total current liabilities	187,716	171,479
Long-term debt	931,301	902,929
Deferred income taxes	203,924	202,258
Other long-term liabilities	54,207	54,346

Total liabilities	1,377,148	1,331,012
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 35,951 and 35,921 shares issued and outstanding, respectively	359	359
Additional paid-in capital	717,392	714,932
Retained earnings	402,660	380,588
Accumulated other comprehensive loss	(14,556)	(22,362)

Total stockholders’ equity	1,105,855	1,073,517

Total liabilities and stockholders’ equity	$2,483,003	$2,404,529

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net sales	$523,811	$493,513
Cost of sales	408,879	372,587

Gross profit	114,932	120,926
Operating expenses:
Selling and distribution	34,294	36,260
General and administrative	26,604	29,243
Other operating expense, net	460	2,650
Amortization expense	8,263	8,049

Total operating expenses	69,621	76,202

Operating income	45,311	44,724
Other expense (income):
Interest expense	13,212	13,851
Loss on foreign currency exchange	856	1,430
Other income, net	(461)	(492)

Total other expense	13,607	14,789

Income before income taxes	31,704	29,935
Income taxes	9,630	10,127

Net income	$22,074	$19,808

Net earnings per common share:
Basic	$.61	$.56
Diluted	$.60	$.54
Weighted average common shares:
Basic	36,019	35,534
Diluted	37,094	36,785

See Notes to Condensed Consolidated Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net income	$22,074	$19,808

Other comprehensive income:
Foreign currency translation adjustments	7,487	8,803
Pension and post-retirement reclassification adjustment, net of tax of $177 and $106, respectively	279	169
Derivative reclassification adjustment, net of tax of $25, respectively	40	40

Other comprehensive income	7,806	9,012

Comprehensive income	$29,880	$28,820

See Notes to Condensed Consolidated Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$22,074	$19,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,458	11,787
Amortization	8,263	8,049
(Gain) loss on foreign currency exchange	(112)	800
Mark to market adjustment on derivative contracts	(517)	(575)
Excess tax benefits from stock-based compensation	(302)	(422)
Stock-based compensation	2,685	4,774
Loss on disposition of assets	778	—
Write-down of tangible assets	—	2,352
Deferred income taxes	1,610	463
Other	44	31
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(4,725)	(3,782)
Inventories	(8,307)	(10,693)
Prepaid expenses and other assets	(18)	1,748
Accounts payable, accrued expenses and other liabilities	18,303	(1,592)

Net cash provided by operating activities	52,234	32,748
Cash flows from investing activities:
Additions to property, plant and equipment	(15,566)	(10,578)
Additions to other intangible assets	(2,507)	(4,150)
Acquisition of business, net of cash acquired	—	1,401
Proceeds from sale of fixed assets	34	33

Net cash used in investing activities	(18,039)	(13,294)
Cash flows from financing activities:
Borrowings under revolving credit facility	104,200	80,600
Payments under revolving credit facility	(75,300)	(105,000)
Payments on capitalized lease obligations	(407)	(196)
Net payments related to stock-based award activities	(655)	(18)
Excess tax benefits from stock-based compensation	302	422

Net cash provided by (used in) financing activities	28,140	(24,192)

Effect of exchange rate changes on cash and cash equivalents	1,710	790

Net increase (decrease) in cash and cash equivalents	64,045	(3,948)
Cash and cash equivalents, beginning of period	3,279	6,323

Cash and cash equivalents, end of period	$67,324	$2,375

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2012

(Unaudited)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Results of operations for interim periods are not necessarily indicative of annual results.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2. Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the current presentation guidance and requires comprehensive income to be presented either in a single continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 does not change current accounting and adoption of this ASU did not have a significant impact on the Company’s financial statements. The Company adopted this guidance using the two separate but consecutive statements approach.

On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides converged guidance on how (not when) to measure fair value. The ASU provides expanded disclosure requirements and other amendments, including those that eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRSs”). This ASU is effective for interim and annual periods beginning after December 15, 2011 and adoption of this ASU did not have a significant impact on the Company’s disclosures or fair value measurements as presented in Note 19.

3. Facility Closings

As of December 31, 2011, the Company closed its pickle plant in Springfield, Missouri. Production ceased in August 2011 and has been transferred to other pickle facilities. Production at the Springfield facility was primarily related to the Food Away From Home segment. For the three months ended March 31, 2012, the Company recorded closure costs of approximately $0.2 million primarily to move equipment and for the three months ended March 31, 2011, costs of $2.4 million that consisted of a fixed asset impairment charge of $2.3 million and $0.1 million for severance, respectively. These costs are included in Other operating expense, net line in our Condensed Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Acquisitions

On March 20, 2012, the Company announced it had entered into a definitive agreement to acquire substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. Naturally Fresh has annual revenues of approximately $80 million. On April 13, 2012, the Company completed the acquisition and paid approximately $25 million for the business, subject to an adjustment for working capital. The acquisition was financed through borrowings under the Company’s existing $750 million credit facility. The acquisition will expand the Company’s refrigerated manufacturing and packaging capabilities, broaden its distribution footprint and further develop its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility coupled with the Company’s existing West Coast and Chicago based refrigerated foods plants will allow the Company to more efficiently service customers from coast to coast.

5. Inventories

	March 31, 2012	December 31, 2011
	(In thousands)
Raw materials and supplies	$115,618	$115,719
Finished goods	243,173	233,408
LIFO reserve	(20,066)	(19,753)

Total	$338,725	$329,374

Approximately $62.8 million and $82.0 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2012 and December 31, 2011, respectively.

6. Property, Plant and Equipment

	March 31, 2012	December 31, 2011
	(In thousands)
Land	$20,409	$19,256
Buildings and improvements	166,043	158,370
Machinery and equipment	420,253	417,156
Construction in progress	42,914	42,683

Total	649,619	637,465
Less accumulated depreciation	(241,402)	(230,907)

Property, plant and equipment, net	$408,217	$406,558

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
		(In thousands)
Balance at December 31, 2011	$842,801	$92,036	$133,582	$1,068,419
Currency exchange adjustment	2,207	317	—	2,524

Balance at March 31, 2012	$845,008	$92,353	$133,582	$1,070,943

The Company has not incurred any goodwill impairments since its inception.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$32,750	$—	$32,750	$32,155	$—	$32,155
Intangible assets with finite lives:
Customer-related	446,080	(88,879)	357,201	444,540	(82,152)	362,388
Non-compete agreement	1,000	(1,000)	—	1,000	(1,000)	—
Trademarks	20,010	(4,767)	15,243	20,010	(4,555)	15,455
Formulas/recipes	6,828	(3,664)	3,164	6,799	(3,302)	3,497
Computer software	37,131	(12,594)	24,537	35,721	(11,356)	24,365

Total	$543,799	$(110,904)	$432,895	$540,225	$(102,365)	$437,860

Amortization expense on intangible assets for the three months ended March 31, 2012 and 2011 was $8.3 million and $8.0 million, respectively. Estimated amortization expense on intangible assets for 2012 and the next four years is as follows:

(In thousands)
2012	$32,683
2013	$31,650
2014	$31,244
2015	$30,283
2016	$30,117

8. Accounts Payable and Accrued Expenses

	March 31, 2012	December 31, 2011
	(In thousands)
Accounts payable	$121,757	$109,178
Payroll and benefits	25,559	17,079
Interest and taxes	15,472	20,659
Health insurance, workers’ compensation and other insurance costs	5,797	5,584
Marketing expenses	6,125	7,148
Other accrued liabilities	11,046	9,877

Total	$185,756	$169,525

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Income Taxes

Income tax expense was recorded at an effective rate of 30.4% and 33.8% for the three months ended March 31, 2012 and 2011, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) Canadian acquisition. The decrease in the effective tax rate for the three months ended March 31, 2012 as compared to 2011 is attributable to the tax impact of the repayment of certain intercompany debt and a decrease in the Canadian statutory tax rate.

As of March 31, 2012, the Company does not believe that its gross recorded unrecognized tax benefits will materially change within the next 12 months.

During the fourth quarter of 2011 the IRS initiated an examination of S.T. Specialty Foods, Inc.’s (“S.T. Specialty Foods”) pre-acquisition tax year ended October 28, 2010. The outcome of the examination is not expected to have a material effect of the Company’s financial position, results of operations or cash flows. The Company has various state tax examinations in process, which are expected to be completed in 2012 or 2013. The outcome of the various state tax examinations is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

10. Long-Term Debt

	March 31, 2012	December 31, 2011
	(In thousands)
Revolving credit facility	$424,700	$395,800
High yield notes	400,000	400,000
Senior notes	100,000	100,000
Tax increment financing and other	8,561	9,083

Total debt outstanding	933,261	904,883
Less current portion	(1,960)	(1,954)

Total long-term debt	$931,301	$902,929

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million, of which $316.1 million was available as of March 31, 2012. The revolving credit facility matures September 23, 2016. In addition, as of March 31, 2012, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn. Our revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of March 31, 2012. The Company’s average interest rate on debt outstanding under our revolving credit facility for the three months ended March 31, 2012 was 1.73%.

On January 10, 2012, the Company repaid its cross border intercompany loans with its Canadian subsidiary, E.D. Smith. The repayment totaled $67.7 million and included both principal and interest. Payment was financed with borrowings under our revolving credit facility. The loans were fully repaid and canceled at the time of payment. The cash will be held by E.D. Smith in short term investments and we expect to use the cash for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

High Yield Notes — The Company’s 7.75% high yield notes in aggregate principal amount of $400 million are due March 1, 2018 (the “Notes”). The Notes are guaranteed by the Company’s 100 percent owned subsidiary Bay Valley Foods, LLC and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm Foods, Inc.; and S.T. Specialty Foods and certain other of the Company’s subsidiaries that may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee the Company’s payment obligations under any series of debt securities offered. The Indenture governing the Notes provides, among other things, that the Notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants of which the Company is in compliance as of March 31, 2012.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes — The Company has outstanding $100 million in aggregate principal amount of 6.03% senior notes due September 30, 2013, issued in a private placement pursuant to a Note Purchase Agreement among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. The Company is in compliance with the applicable covenants as of March 31, 2012.

Tax Increment Financing —The Company owes $2.3 million related to redevelopment bonds pursuant to a Tax Increment Financing Plan and has agreed to make certain payments with respect to the principal amount of the bonds through May 2019.

11. Earnings Per Share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to the Company’s outstanding stock-based compensation awards.

The following table summarizes the effect of the stock-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Weighted average common shares outstanding	36,019	35,534
Assumed exercise/vesting of equity awards (1)	1,075	1,251

Weighted average diluted common shares outstanding	37,094	36,785

(1)	Incremental shares from stock-based compensation awards (equity awards) are computed by the treasury stock method. Equity awards excluded from our computation of diluted earnings per share because they were anti-dilutive were 110 thousand and 131 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively.

12. Stock-Based Compensation

Income before income taxes for the three month periods ended March 31, 2012 and 2011 includes share-based compensation expense of $2.7 million and $4.8 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $0.9 million and $1.8 million for the three month periods ended March 31, 2012 and 2011, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2012. Stock options are granted under our long-term incentive plan, and have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2011	2,243	95	$29.76	4.8	$83,292
Granted	—	—	—	—	—
Forfeited	(2)	—	$25.72	—	—
Exercised	(7)	—	$25.97	—	—

Outstanding, March 31, 2012	2,234	95	$29.77	4.6	$69,219

Vested/expected to vest, at March 31, 2012	2,229	95	$29.72	4.5	$69,184

Exercisable, March 31, 2012	2,037	95	$27.80	4.2	$67,579

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation costs related to unvested options totaled $2.7 million at March 31, 2012 and will be recognized over the remaining vesting period of the grants, which averages 1.9 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. No stock options were issued during the three months ended March 31, 2012. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2012 was approximately $0.2 million. The tax benefit recognized from stock option exercises was $0.1 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

In addition to stock options, the Company also grants restricted stock, restricted stock units and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock and restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest, generally, on the anniversary of the thirteenth month of the award. Certain directors have deferred receipt of their awards until their departure from the Board of Directors. The following table summarizes the restricted stock and restricted stock unit activity during the three months ended March 31, 2012:

	Employee Restricted Stock	Weighted Average Grant Date Fair Value	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Outstanding, at December 31, 2011	15	$26.35	368	$44.66	71	$35.51
Granted	—	—	2	$57.48	—	—
Vested	(14)	$26.35	(21)	$44.63	—	—
Forfeited	(1)	$26.35	(9)	$47.52	—	—

Outstanding, at March 31, 2012	—	—	340	$44.64	71	$35.51

Future compensation costs related to restricted stock and restricted stock units are approximately $8.9 million as of March 31, 2012, and will be recognized on a weighted average basis, over the next 1.7 years. The grant date fair value of the awards granted in 2012 is equal to the Company’s closing stock price on the grant date. The restricted stock and restricted stock units vested during the three months ended March 31, 2012 and 2011 had a fair value of $2.0 million and $2.4 million, respectively.

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue; equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. The following table summarizes the performance unit activity during the three months ended March 31, 2012:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2011	130	$42.11
Granted	—	—
Vested	—	—
Forfeited	(3)	$45.57

Unvested, at March 31, 2012	127	$42.01

Future compensation costs related to the performance units are estimated to be approximately $2.0 million as of March 31, 2012, and is expected to be recognized over the next 1.7 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits	Derivative Financial Instrument	Accumulated Other Comprehensive Loss
		(In thousands)
Balance at December 31, 2011	$(10,268)	$(11,825)	$(269)	$(22,362)
Other comprehensive income	7,487	279	40	7,806

Balance at March 31, 2012	$(2,781)	$(11,546)	$(229)	$(14,556)

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

Components of net periodic pension expense are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service cost	$633	$560
Interest cost	591	560
Expected return on plan assets	(581)	(592)
Amortization of unrecognized net loss	309	144
Amortization of prior service costs	151	151

Net periodic pension cost	$1,103	$823

The Company contributed $1.5 million to the pension plans in the first three months of 2012 and expects to contribute approximately $4.2 million in 2012.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service cost	$8	$9
Interest cost	39	31
Amortization of unrecognized net loss (gain)	14	(2)
Amortization of prior service credit	(18)	(18)

Net periodic postretirement cost	$43	$20

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2012.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Other Operating Expense, Net

The Company incurred Other operating expense, net of $0.5 million and $2.7 million, for the three months ended March 31, 2012 and 2011, respectively, which consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Facility closing costs	$427	$2,697
Other	33	(47)

Total other operating expense, net	$460	$2,650

16. Supplemental Cash Flow Information

	Three Months Ended, March 31,
	2012	2011
	(In thousands)
Interest paid	$18,209	$22,151
Income taxes paid	$5,614	$6,010
Accrued purchase of property and equipment	$2,821	$2,194
Accrued other intangible assets	$1,293	$1,400

Non-cash financing activities for the three months ended March 31, 2012 and 2011 include the settlement of 35,347 shares and 44,949 shares, respectively, of restricted stock and restricted stock units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

17. Commitments and Contingencies

Litigation, Investigations and Audits — The Company is a party in the ordinary course of business to certain claims, litigation, audits and investigations. The Company believes that it has established adequate reserves to satisfy any liability that may be incurred in connection with any such currently pending or threatened matter. The settlement of any such currently pending or threatened matters is not expected to have a material impact on our financial position, annual results of operations or cash flows.

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

The Company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps to hedge our exposure to changes in interest rates, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions, with a bias toward fixed-rate debt.

Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes a combination of derivative contracts, purchase orders and various short and long term supply arrangements in connection with the purchase of raw materials to manage commodity price risk. Commodity forward contracts generally qualify for the normal purchase exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions.

The Company’s commodity contracts may include diesel fuel, oil and certain plastics such as high density polyethylene (“HDPE”) or polypropylene. The Company’s diesel fuel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. As of December 31, 2011, the Company had outstanding oil contracts with a notional amount of 18,000 barrels which expired March 31, 2012. As of March 31, 2012, the Company had outstanding diesel fuel contracts with a notional amount of 750,000 gallons and 10.5 million pounds of polypropylene, expiring June 30, 2012 and December 31, 2012, respectively.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value

	Balance Sheet Location	March 31, 2012	December 31, 2011
		(In thousands)
Asset Derivative:
Commodity contracts	Prepaid expenses and other current assets	$679	$163

		$679	$163

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended March 31,
	Location of Gain (Loss)	2012	2011
	Recognized in Income	(In thousands)
Mark to market unrealized gain (loss):
Interest rate swap	Other income, net	$—	$314
Foreign currency contract	Loss on foreign currency exchange	—	(390)
Commodity contracts	Other income, net	517	261

		517	185
Realized gain (loss):
Interest rate swap	Interest expense	—	(330)
Commodity contracts	Cost of sales	215	63
Commodity contracts	Selling and distribution	58	—

		273	(267)

Total gain (loss)		$790	$(82)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Fair Value

The following table presents the carrying value and fair value of our financial instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not measured at fair value:
Revolving credit facility	$424,700	$426,429	$395,800	$396,728	2
Senior notes	$100,000	$102,517	$100,000	$101,529	2
7.75% high yield notes	$400,000	$434,000	$400,000	$433,000	2

Measured at fair value:
Commodity contracts	$679	$679	$163	$163	2

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the revolving credit facility, senior notes, 7.75% high yield notes and commodity contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair value of the revolving credit facility and senior notes were estimated using present value techniques and market based interest rates and credit spreads. The fair value of the Company’s 7.75% high yield notes was estimated based on quoted market prices.

The value of the commodity contracts is based on an analysis comparing the contract rates to the forward curve rates throughout the term of the contracts. The commodity contracts are recorded at fair value on the Condensed Consolidated Balance Sheets.

20. Segment and Geographic Information and Major Customers

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling and distribution expenses and corporate expenses which consist of general and administrative expenses, amortization expense, other operating expense, interest expense, foreign currency exchange and other income. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$379,041	$353,463
Food Away From Home	75,349	74,227
Industrial and Export	69,421	65,823

Total	$523,811	$493,513

Direct operating income:
North American Retail Grocery	$61,605	$65,521
Food Away From Home	9,797	10,762
Industrial and Export	10,998	12,830

Total	82,400	89,113
Unallocated selling and distribution expenses	(1,762)	(4,447)
Unallocated corporate expense	(35,327)	(39,942)

Operating income	45,311	44,724
Other expense	(13,607)	(14,789)

Income before income taxes	$31,704	$29,935

Geographic Information — The Company had net sales to customers outside of the United States of approximately 12.9% and 12.2% of total consolidated net sales in the three months ended March 31, 2012 and 2011, respectively, with 11.9% and 11.3% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 19.6% and 20.5% of consolidated net sales in the three months ended March 31, 2012 and 2011, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Products:
Non-dairy creamer	$89,159	$82,030
Soup and infant feeding	71,939	73,399
Pickles	70,876	70,454
Salad dressings	63,117	51,353
Powdered drinks	53,333	55,888
Mexican and other sauces	51,641	47,190
Hot cereals	43,168	40,754
Dry dinners	33,175	28,770
Aseptic products	24,167	21,936
Jams	16,537	16,104
Other products	6,699	5,635

Total net sales	$523,811	$493,513

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Guarantor and Non-Guarantor Financial Information

The Company’s $400 million, 7.75% high yield notes are guaranteed by its 100 percent owned subsidiary Bay Valley Foods, LLC and its 100 percent owned subsidiaries EDS Holdings, LLC, Sturm Foods, Inc. and S.T. Specialty Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for TreeHouse on a consolidated basis as of March 31, 2012 and 2011 and for the three months ended March 31, 2012, and 2011. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

March 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$82	$67,242	$—	$67,324
Receivables, net	129	99,647	20,634	—	120,410
Inventories, net	—	285,688	53,037	—	338,725
Deferred income taxes	—	3,383	137	—	3,520
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,088	12,615	514	—	14,217

Total current assets	1,217	405,496	141,564	—	548,277
Property, plant and equipment, net	14,145	357,892	36,180	—	408,217
Goodwill	—	957,429	113,514	—	1,070,943
Investment in subsidiaries	1,609,519	187,335	—	(1,796,854)	—
Intercompany accounts receivable (payable), net	388,133	(238,835)	(149,298)	—	—
Deferred income taxes	15,479	—	—	(15,479)	—
Identifiable intangible and other assets, net	49,636	327,645	78,285	—	455,566

Total assets	$2,078,129	$1,996,962	$220,245	$(1,812,333)	$2,483,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,306	$147,455	$16,995	$—	$185,756
Current portion of long-term debt	—	1,960	—	—	1,960

Total current liabilities	21,306	149,415	16,995	—	187,716
Long-term debt	924,700	6,601	—	—	931,301
Deferred income taxes	2,663	200,825	15,915	(15,479)`	203,924
Other long-term liabilities	23,605	30,602	—	—	54,207
Stockholders’ equity	1,105,855	1,609,519	187,335	(1,796,854)	1,105,855

Total liabilities and stockholders’ equity	$2,078,129	$1,996,962	$220,245	$(1,812,333)	$2,483,003

Condensed Supplemental Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6	$3,273	$—	$3,279
Accounts receivable, net	1	98,477	16,690	—	115,168
Inventories, net	—	283,212	46,162	—	329,374
Deferred income taxes	—	3,615	239	—	3,854
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,397	10,719	522	—	12,638

Total current assets	1,398	400,110	66,886	—	468,394
Property, plant and equipment, net	15,034	355,823	35,701	—	406,558
Goodwill	—	957,429	110,990	—	1,068,419
Investment in subsidiaries	1,562,365	180,497	—	(1,742,862)	—
Intercompany accounts receivable (payable), net	356,291	(275,721)	(80,570)	—	—
Deferred income taxes	14,874	—	—	(14,874)	—
Identifiable intangible and other assets, net	49,143	334,251	77,764	—	461,158

Total assets	$1,999,105	$1,952,389	$210,771	$(1,757,736)	$2,404,529

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,264	$147,654	$14,607	$—	$169,525
Current portion of long-term debt	—	1,953	1	—	1,954

Total current liabilities	7,264	149,607	14,608	—	171,479
Long-term debt	895,800	7,129	—	—	902,929
Deferred income taxes	2,666	198,800	15,666	(14,874)	202,258
Other long-term liabilities	19,858	34,488	—	—	54,346
Shareholders’ equity	1,073,517	1,562,365	180,497	(1,742,862)	1,073,517

Total liabilities and shareholders’ equity	$1,999,105	$1,952,389	$210,771	$(1,757,736)	$2,404,529

Condensed Supplemental Consolidating Statement of Income

Three Months Ended March 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$463,631	$71,928	$(11,748)	$523,811
Cost of sales	—	364,852	55,775	(11,748)	408,879

Gross profit	—	98,779	16,153	—	114,932
Selling, general and administrative expense	13,979	40,424	6,495	—	60,898
Amortization	1,036	5,986	1,241	—	8,263
Other operating expense, net	—	460	—	—	460

Operating (loss) income	(15,015)	51,909	8,417	—	45,311
Interest expense (income), net	12,935	(3,299)	3,576	—	13,212
Other expense (income), net	—	(811)	1,206	—	395

(Loss) income before income taxes	(27,950)	56,019	3,635	—	31,704
Income taxes (benefit)	(10,636)	19,326	940	—	9,630
Equity in net income of subsidiaries	39,388	2,695	—	(42,083)	—

Net income	$22,074	$39,388	$2,695	$(42,083)	$22,074

Condensed Supplemental Consolidating Statement of Income

Three Months Ended March 31, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$437,336	$64,130	$(7,953)	$493,513
Cost of sales	—	330,552	49,988	(7,953)	372,587

Gross profit	—	106,784	14,142	—	120,926
Selling, general and administrative expense	14,505	46,251	4,747	—	65,503
Amortization	564	6,224	1,261	—	8,049
Other operating expense, net	—	2,650	—	—	2,650

Operating (loss) income	(15,069)	51,659	8,134	—	44,724
Interest expense (income), net	13,657	(3,320)	3,514	—	13,851
Other expense (income), net	(314)	622	630	—	938

(Loss) income before income taxes	(28,412)	54,357	3,990	—	29,935
Income taxes (benefit)	(11,720)	20,781	1,066	—	10,127
Equity in net income of subsidiaries	36,500	2,924	—	(39,424)	—

Net income	$19,808	$36,500	$2,924	$(39,424)	$19,808

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$22,074	$39,388	$2,695	$(42,083)	$22,074

Other comprehensive income:
Foreign currency translation adjustments	—	3,346	4,141	—	7,487
Pension and post-retirement reclassification adjustment, net of tax	—	279	—	—	279
Derivative reclassification adjustment, net of tax	40	—	—	—	40

Other comprehensive income	40	3,625	4,141	—	7,806
Equity in other comprehensive income of subsidiaries	7,766	4,141	—	(11,907)	—

Comprehensive income	$29,880	$47,154	$6,836	$(53,990)	$29,880

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$19,808	$36,500	$2,924	$(39,424)	$19,808

Other comprehensive income:
Foreign currency translation adjustments	—	4,275	4,528	—	8,803
Pension and post-retirement reclassification adjustment, net of tax	—	169	—	—	169
Derivative reclassification adjustment, net of tax	40	—	—	—	40

Other comprehensive income	40	4,444	4,528	—	9,012
Equity in other comprehensive income of subsidiaries	8,972	4,528	—	(13,500)	—

Comprehensive income	$28,820	$45,472	$7,452	$(52,924)	$28,820

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$3,608	$(15,177)	$63,803	$—	$52,234
Cash flows from investing activities:
Additions to property, plant and equipment	744	(14,766)	(1,544)	—	(15,566)
Additions to other intangible assets	(2,507)	—	—	—	(2,507)
Acquisition of business, net of cash acquired	—	—	—	—	—
Proceeds from sale of fixed assets	—	34	—	—	34

Net cash used in investing activities	(1,763)	(14,732)	(1,544)	—	(18,039)
Cash flows from financing activities:
Borrowings under revolving credit facility	104,200	—	—	—	104,200
Payments under revolving credit facility	(75,300)	—	—	—	(75,300)
Payments on capitalized lease obligations	—	(407)	—	—	(407)
Intercompany transfer	(30,392)	30,392	—	—	—
Excess tax benefits from stock-based compensation	302	—	—	—	302
Net payments related to stock-based award activities	(655)	—	—	—	(655)

Net cash provided by financing activities	(1,845)	29,985	—	—	28,140

Effect of exchange rate changes on cash and cash equivalents	—	—	1,710	—	1,710
Net increase in cash and cash equivalents	—	76	63,969	—	64,045
Cash and cash equivalents, beginning of period	—	6	3,273	—	3,279

Cash and cash equivalents, end of period	$—	$82	$67,242	$—	$67,324

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(26,843)	$63,451	$(3,860)	$—	$32,748
Cash flows from investing activities:
Additions to property, plant and equipment	1,073	(10,768)	(883)	—	(10,578)
Additions to other intangible assets	(2,628)	(1,522)	—	—	(4,150)
Acquisition of business, net of cash acquired	1,401	—	—	—	1,401
Proceeds from sale of fixed assets	—	33	—	—	33

Net cash used in investing activities	(154)	(12,257)	(883)	—	(13,294)
Cash flows from financing activities:
Borrowings under revolving credit facility	80,600	—	—	—	80,600
Payments under revolving credit facility	(105,000)	—	—	—	(105,000)
Payments on capitalized lease obligations	—	(196)	—	—	(196)
Intercompany transfer	50,993	(50,993)	—	—	—
Excess tax benefits from stock-based compensation	422	—	—	—	422
Net payments related to stock-based award activities	(18)	—	—	—	(18)

Net cash provided by financing activities	26,997	(51,189)	—	—	(24,192)

Effect of exchange rate changes on cash and cash equivalents	—	—	790	—	790
Net (decrease) increase in cash and cash equivalents	—	5	(3,953)	—	(3,948)
Cash and cash equivalents, beginning of period	—	6	6,317	—	6,323

Cash and cash equivalents, end of period	$—	$11	$2,364	$—	$2,375

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered creamers, private label canned soups, salad dressings and sauces, powdered drink mixes, hot cereals, macaroni and cheese, skillet dinners, Mexican sauces, jams and pie fillings, pickles and related products, aseptic sauces, refrigerated salad dressings and liquid non-dairy creamer. TreeHouse believes it is the largest manufacturer of pickles and non-dairy powdered creamer in the United States and the largest manufacturer of private label salad dressings, powdered drink mixes and instant hot cereals in the United States and Canada based on sales volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three months ended March 31, 2012 and 2011. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

We discuss the following segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: North American Retail Grocery, Food Away From Home, and Industrial and Export. The key performance indicators of our segments are net sales dollars and direct operating income, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct selling and marketing expenses.

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

The environment the Company operates in continues to be one that is challenged by the overall state of the economy, increased competition and reduced volume. While traditional grocery market volume trends were negative when comparing the first quarter of 2012 to the first quarter of 2011, the Company achieved an increase in volume in that same period.

Recent Developments

On March 20, 2012, the Company announced it had entered into a definitive agreement to acquire substantially all of the assets of Naturally Fresh, a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. Naturally Fresh has annual revenues of approximately $80 million. On April 13, 2012, the Company completed the acquisition and paid approximately $25 million for the business, subject to an adjustment for working capital. The acquisition was financed through borrowings under the Company’s existing $750 million credit facility. The acquisition will expand the Company’s refrigerated manufacturing and packaging capabilities, broaden its distribution footprint and further develop its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility coupled with the Company’s existing West Coast and Chicago based refrigerated foods plants, will also allow the Company to more efficiently service customers from coast to coast.

On January 10, 2012, the Company repaid its cross border intercompany loans with its Canadian subsidiary, E.D. Smith. The repayment totaled $67.7 million and included both principal and interest. Payment was financed with borrowings under our revolving credit facility. The loans were fully repaid and canceled at the time of payment. The cash will be held by E.D. Smith in short term investments and we expect to use the cash for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$523,811	100.0%	$493,513	100.0%
Cost of sales	408,879	78.1	372,587	75.5

Gross profit	114,932	21.9	120,926	24.5
Operating expenses:
Selling and distribution	34,294	6.5	36,260	7.4
General and administrative	26,604	5.1	29,243	5.9
Other operating expenses, net	460	0.1	2,650	0.5
Amortization expense	8,263	1.6	8,049	1.6

Total operating expenses	69,621	13.3	76,202	15.4

Operating income	45,311	8.6	44,724	9.1
Other expenses (income):
Interest expense	13,212	2.5	13,851	2.8
Loss on foreign currency exchange	856	0.2	1,430	0.3
Other income, net	(461)	(0.1)	(492)	(0.1)

Total other expense	13,607	2.6	14,789	3.0

Income before income taxes	31,704	6.0	29,935	6.1
Income taxes	9,630	1.8	10,127	2.1

Net income	$22,074	4.2%	$19,808	4.0%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales — First quarter net sales increased 6.1% to $523.8 million in 2012 compared to $493.5 million in the first quarter of 2011. Net sales by segment are shown in the following table:

	Three Months Ended March 31,
	2012	2011	$ Increase/ (Decrease)	% Increase/ (Decrease)
		(Dollars in thousands)
North American Retail Grocery	$379,041	$353,463	$25,578	7.2%
Food Away From Home	75,349	74,227	1,122	1.5%
Industrial and Export	69,421	65,823	3,598	5.5%

Total	$523,811	$493,513	$30,298	6.1%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 78.1% in the first quarter of 2012 compared to 75.5% in 2011. Contributing to the increase in cost of sales, as a percent of net sales, is an increase in input costs. The underlying commodity cost of raw materials and packaging supplies continues to trend higher in 2012.

Operating Expenses — Total operating expenses were $69.6 million during the first quarter of 2012 compared to $76.2 million in 2011. The decrease in 2012 resulted from the following:

Selling and distribution expenses decreased $2.0 million or 5.4% in the first quarter of 2012 compared to 2011 primarily due to decreased distribution and delivery costs resulting from the efficiencies of last year’s warehouse consolidation program partially offset by higher fuel costs.

General and administrative expenses decreased $2.6 million in the first quarter of 2012 compared to 2011. The decrease is primarily related to a decrease in stock based compensation expense.

Other operating expenses were $0.5 million in the first quarter of 2012 and primarily consist of executory costs related to closed facilities, compared to expense of $2.7 million in 2011 that were primarily due to facility closing costs of the Springfield, Missouri pickle plant.

Amortization expense increased $0.2 million in the first quarter of 2012 compared to 2011, due primarily to the amortization of additional ERP system costs.

Interest Expense — Interest expense decreased to $13.2 million in the first quarter of 2012, compared to $13.9 million in 2011 due to a decrease in interest rates and lower debt levels.

Foreign Currency — The Company’s foreign currency loss was $0.9 million for the first three months of 2012 compared to a loss of $1.4 million in 2011, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Income Taxes — Income tax expense was recorded at an effective rate of 30.4% in the first quarter of 2012 compared to 33.8% in the prior year’s quarter. This decrease is due to the tax impact of the repayment of certain intercompany debt and a decrease in the Canadian statutory tax rate.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 — Results by Segment

North American Retail Grocery —

	Three Months Ended March 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$379,041	100.0%	$353,463	100.0%
Cost of sales	291,360	76.9	262,042	74.1

Gross profit	87,681	23.1	91,421	25.9
Freight out and commissions	18,232	4.8	19,530	5.6
Direct selling and marketing	7,844	2.0	6,370	1.8

Direct operating income	$61,605	16.3%	$65,521	18.5%

Net sales in the North American Retail Grocery segment increased by $25.6 million, or 7.2% in the first quarter of 2012 compared to 2011. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$353,463
Volume/mix	5,080	1.4%
Pricing	21,388	6.1
Foreign currency	(890)	(0.3)

2012 Net sales	$379,041	7.2%

The increase in net sales from 2011 to 2012 resulted primarily from higher volume/mix and price increases. Volume is higher in the first quarter of 2012 compared to that of 2011 primarily due to increases in the salad dressings, pasta sauce and dry dinners categories.

Cost of sales as a percentage of net sales increased from 74.1% in the first quarter of 2011 to 76.9% in 2012 primarily due to higher input costs partially offset by increased pricing.

Freight out and commissions paid to independent sales brokers were $18.2 million in the first quarter of 2012 compared to $19.5 million in 2011, a decrease of 6.6%, primarily due to the efficiencies of last year’s warehouse consolidation program partially offset by higher fuel costs.

Direct selling and marketing expenses were approximately $7.8 million in the first quarter of 2012 and $6.4 million in 2011, which represented a slight increase as a percentage of net sales, from 1.8% of net sales to 2.0%.

Food Away From Home —

	Three Months Ended March 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$75,349	100.0%	$74,227	100.0%
Cost of sales	60,794	80.7	59,424	80.0

Gross profit	14,555	19.3	14,803	20.0
Freight out and commissions	2,842	3.8	2,567	3.5
Direct selling and marketing	1,916	2.5	1,474	2.0

Direct operating income	$9,797	13.0%	$10,762	14.5%

Net sales in the Food Away From Home segment increased by $1.1 million, or 1.5%, in the first quarter of 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$74,227
Volume/mix	(1,261)	(1.7)%
Pricing	2,514	3.4
Foreign currency	(131)	(0.2)

2012 Net sales	$75,349	1.5%

Net sales increased during the first quarter of 2012 compared to 2011 as a result of price increases, partially offset by volume decreases in our sales of pickles and Mexican and other sauces.

Cost of sales as a percentage of net sales increased from 80.0% in the first quarter of 2011 to 80.7% in 2012, due to increases in raw material and ingredient costs partially offset by increased pricing.

Freight out and commissions paid to independent sales brokers were $2.8 million in the first quarter of 2012 compared to $2.6 million in 2011 due to increased freight costs primarily driven by higher fuel costs. The Company was unable to achieve similar freight and distribution savings as those achieved in the North American Retail Grocery segment.

Direct selling and marketing was $1.9 million in the first quarter of 2012 and $1.5 million in the first quarter of 2011.

Industrial and Export —

	Three Months Ended March 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$69,421	100.0%	$65,823	100.0%
Cost of sales	56,725	81.7	51,121	77.7

Gross profit	12,696	18.3	14,702	22.3
Freight out and commissions	1,307	1.9	1,352	2.0
Direct selling and marketing	391	0.6	520	0.8

Direct operating income	$10,998	15.8%	$12,830	19.5%

Net sales in the Industrial and Export segment increased $3.6 million or 5.5% in the first quarter of 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$65,823
Volume/mix	446	0.7%
Pricing	3,178	4.8
Foreign currency	(26)	—

2012 Net sales	$69,421	5.5%

The increase in net sales is primarily due to price increases.

Cost of sales as a percentage of net sales increased from 77.7% in the first quarter of 2011 to 81.7% in 2012 primarily due to increased raw material, ingredient and packaging costs partially offset by price increases.

Freight out and commissions paid to independent sales brokers were $1.3 million and $1.4 million in the first quarter of 2012 and 2011, respectively.

Direct selling and marketing was $0.4 million in the first quarter of 2012 and $0.5 million in in the first quarter of 2011.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $316.1 million was available under the revolving credit facility as of March 31, 2012. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:

Net income	$22,074	$19,808
Depreciation and amortization	20,721	19,836
Stock-based compensation	2,685	4,774
Loss on foreign currency exchange	(112)	800
Loss on disposition of assets	778	—
Write-down of tangible assets	—	2,352
Changes in operating assets and liabilities, net of acquisitions	5,253	(14,319)
Other	835	(503)

Net cash provided by operating activities	$52,234	$32,748

Our cash from operations was $52.2 million in the first three months of 2012 compared to $32.7 million in the first three months of 2011, an increase of $19.5 million. The increase in cash from operating activities is due to a decrease in working capital, primarily due to an increase in current liabilities related to timing of vendor payments.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from investing activities:

Additions to property, plant and equipment	$(15,566)	$(10,578)
Additions to other intangible assets	(2,507)	(4,150)
Acquisition of business, net of cash acquired	—	1,401
Other	34	33

Net cash used in investing activities	$(18,039)	$(13,294)

In the first three months of 2012, cash used in investing activities increased by $4.7 million compared to 2011 primarily due to a planned increase in capital expenditures.

We expect capital spending programs to be approximately $90.0 million in 2012. Capital spending in 2012 will focus on food safety, quality, productivity improvements, product line expansion at our Manawa, Wisconsin facility, continued implementation of an Enterprise Resource Planning system and routine equipment upgrades or replacements at our plants.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from financing activities:

Borrowings under revolving credit facility	$104,200	$80,600
Payments under revolving credit facility	(75,300)	(105,000)
Net payments related to stock-based award activities	(655)	(18)
Other	(105)	226

Net cash provided by (used in) financing activities	$28,140	$(24,192)

Net cash flow from financing activities increased from a use of cash of $24.2 million in the first three months of 2011 to a source of cash of $28.1 million in 2012 as the result of additional borrowings in 2012 that were used to repay certain intercompany loans of $67.7 million with the Company’s Canadian subsidiary, E.D. Smith.

On January 10, 2012, the Company repaid its cross border intercompany loans with its Canadian subsidiary, E.D. Smith. The repayment totaled $67.7 million and included both principal and interest. Payment was financed with borrowings under our revolving credit facility. The loans were fully repaid and canceled at the time of payment. The cash will be held by E.D. Smith in short term investments and we expect to use the cash for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

Cash provided by operating activities is used to pay down debt and fund additions to property, plant and equipment and intangible assets.

Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of harvest cycles which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and soup in the late summer months in anticipation of large seasonal shipments that begin late in the second and third quarters, respectively. Our long-term financing needs will depend largely on potential acquisition activity. We expect our revolving credit facility, plus cash flow from operations, to be adequate to provide liquidity for current operations.

Debt Obligations

At March 31, 2012, we had $424.7 million in borrowings outstanding under our revolving credit facility, $400 million of 7.75% High Yield Notes outstanding, $100 million of Senior Notes outstanding and $8.6 million of tax increment financing and other obligations. In addition, at March 31, 2012, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $750 million, of which $316.1 million was available at March 31, 2012. Interest rates on debt outstanding under our revolving credit facility as of March 31, 2012 averaged 1.73%.

We are in compliance with all debt covenants as of March 31, 2012.

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

See Note 17 to our Condensed Consolidated Financial Statements in Part I — Item 1 of this Form 10-Q and Note 18 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to our critical accounting policies in the three months ended March 31, 2012.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates; raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2011 and from time to time in our filings with the Securities and Exchange Commission.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk as of March 31, 2012. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance of $424.7 million under our revolving credit facility at March 31, 2012, each 1% rise in our interest rate would increase our interest expense by approximately $4.2 million annually.

Input Costs

The costs of raw materials, as well as packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials, ingredients, and packaging materials in the first quarter of 2012 compared to 2011. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities as well as our transportation costs rose significantly in the first quarter of 2012. We expect the volatile nature of these costs to continue with an overall upward trend.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the three months ended March 31, 2012 the Company recognized a net gain of $6.6 million, of which a gain of $7.5 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.9 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange. For the three months ended March 31, 2011, the Company recognized a net foreign currency exchange gain of $7.4 million, of which a gain of $8.8 million was, recorded as a component of Accumulated other comprehensive loss and a loss of $1.4 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange.

The Company, at times, enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. These contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. There are no foreign currency contracts outstanding as of March 31, 2012.

Item 4. Controls and Procedures

Evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, these disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

May 8, 2012

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Changes.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

May 8, 2012