Form 10-Q
period 2012-06-30
TreeHouse Foods, Inc.
filed 2012-08-08
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2012.

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

Yes    ☐     No    ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2012: 36,160,528

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,244	$3,279
Receivables, net	119,027	115,168
Inventories, net	349,901	329,374
Deferred income taxes	3,306	3,854
Prepaid expenses and other current assets	11,395	12,638
Assets held for sale	4,081	4,081

Total current assets	561,954	468,394
Property, plant and equipment, net	423,712	406,558
Goodwill	1,067,864	1,068,419
Intangible assets, net	426,758	437,860
Other assets, net	22,280	23,298

Total assets	$2,502,568	$2,404,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$191,169	$169,525
Current portion of long-term debt	2,028	1,954

Total current liabilities	193,197	171,479
Long-term debt	940,220	902,929
Deferred income taxes	204,990	202,258
Other long-term liabilities	45,796	54,346

Total liabilities	1,384,203	1,331,012
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 36,156 and 35,921 shares issued and outstanding, respectively	361	359
Additional paid-in capital	719,337	714,932
Retained earnings	422,171	380,588
Accumulated other comprehensive loss	(23,504)	(22,362)

Total stockholders’ equity	1,118,365	1,073,517

Total liabilities and stockholders’ equity	$2,502,568	$2,404,529

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net sales	$527,421	$492,620	$1,051,232	$986,133
Cost of sales	420,830	383,180	829,709	755,767

Gross profit	106,591	109,440	221,523	230,366
Operating expenses:
Selling and distribution	33,858	35,558	68,152	71,818
General and administrative	22,704	30,602	49,308	59,845
Other operating (income) expense, net	(49)	1,348	411	3,998
Amortization expense	8,624	8,319	16,887	16,368

Total operating expenses	65,137	75,827	134,758	152,029

Operating income	41,454	33,613	86,765	78,337
Other expense (income):
Interest expense	12,438	13,470	25,650	27,321
(Gain) loss on foreign currency exchange	(450)	(875)	406	555
Other expense (income), net	1,970	(225)	1,509	(717)

Total other expense	13,958	12,370	27,565	27,159

Income before income taxes	27,496	21,243	59,200	51,178
Income taxes	7,985	6,898	17,615	17,025

Net income	$19,511	$14,345	$41,585	$34,153

Net earnings per common share:
Basic	$.54	$.40	$1.15	$.96
Diluted	$.53	$.39	$1.12	$.93
Weighted average common shares:
Basic	36,057	35,600	36,038	35,566
Diluted	37,132	36,950	37,113	36,871

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$19,511	$14,345	$41,585	$34,153

Other comprehensive (loss) income:
Foreign currency translation adjustments	(9,271)	(1,428)	(1,784)	7,375
Pension and post-retirement reclassification adjustment (1)	282	169	561	338
Derivative reclassification adjustment (2)	41	40	81	80

Other comprehensive (loss) income	(8,948)	(1,219)	(1,142)	7,793

Comprehensive income	$10,563	$13,126	$40,443	$41,946

(1)	Net of tax of $177 and $106 for the three months ended June 30, 2012 and 2011, respectively, and $353 and $211 for the six months ended June 30, 2012 and 2011, respectively.

(2)	Net of tax of $25 for the three months ended June 30, 2012 and 2011, respectively, and $51 for the six months ended June 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$41,585	$34,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,064	23,979
Amortization	16,887	16,368
Loss on foreign currency exchange	88	720
Mark to market adjustment on derivative contracts	1,581	(753)
Excess tax benefits from stock-based compensation	(2,440)	(3,671)
Stock-based compensation	5,748	9,449
Loss on disposition of assets	1,263	237
Write-down of tangible assets	—	2,330
Deferred income taxes	3,387	907
Other	1,320	27
Changes in operating assets and liabilities, net of acquisitions:
Receivables	2,655	6,763
Inventories	(12,285)	(32,427)
Prepaid expenses and other assets	2,399	3,610
Accounts payable, accrued expenses and other liabilities	6,366	9,344

Net cash provided by operating activities	94,618	71,036
Cash flows from investing activities:
Additions to property, plant and equipment	(30,019)	(29,839)
Additions to other intangible assets	(4,302)	(6,183)
Acquisition of business, net of cash acquired	(25,000)	3,243
Proceeds from sale of fixed assets	46	56

Net cash used in investing activities	(59,275)	(32,723)
Cash flows from financing activities:
Borrowings under revolving credit facility	198,900	125,600
Payments under revolving credit facility	(160,400)	(162,200)
Payments on capitalized lease obligations	(1,033)	(599)
Net payments related to stock-based award activities	(3,878)	(9,394)
Excess tax benefits from stock-based compensation	2,440	3,671

Net cash provided by (used in) financing activities	36,029	(42,922)

Effect of exchange rate changes on cash and cash equivalents	(407)	633

Net increase (decrease) in cash and cash equivalents	70,965	(3,976)
Cash and cash equivalents, beginning of period	3,279	6,323

Cash and cash equivalents, end of period	$74,244	$2,347

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2012

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

3. Facility Closings

As of December 31, 2011, the Company closed its pickle plant in Springfield, Missouri. Production ceased in August 2011 and has been transferred to other pickle facilities. Production at the Springfield facility was primarily related to the Food Away From Home segment. Closure costs for the three and six months ended June 30, 2012 were insignificant. For the three months ended June 30, 2011, costs of $0.8 million consisted of severance and disposal costs. For the six months ended June 30, 2011, costs relating to this closure consisted of a fixed asset impairment charge of $2.3 million; $0.3 million of severance and $0.6 million for disposal costs. These costs are included in Other operating (income) expense, net line in our Condensed Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Acquisitions

On April 13, 2012, the Company closed its previously announced acquisition of substantially all the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. Naturally Fresh has annual revenues of approximately $80 million. The purchase price is approximately $26 million, net of cash, subject to an adjustment for working capital and taxes. The acquisition was financed through borrowings under the Company’s revolving credit facility. The acquisition will expand the Company’s refrigerated manufacturing and packaging capabilities, broaden its distribution footprint and further develop its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility coupled with the Company’s existing West Coast and Chicago based refrigerated food plants, will allow the Company to more efficiently service customers from coast to coast.

The acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition and are in each of our segments. Included in the Company’s Condensed Consolidated Statements of Income are net sales of $18.6 million and a loss of $1.6 million from the Naturally Fresh acquisition. At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values, and is subject to working capital and tax adjustments. No goodwill was created with this acquisition and an insignificant bargain purchase gain was recognized and recorded in the Other operating (income) expense, net line of the Condensed Consolidated Statement of Income. Prior to recognizing the gain, the Company reassessed the fair value of the assets acquired and liabilities assumed in the acquisition. The insignificant bargain purchase gain is the result of the difference between the fair value of the assets acquired and the purchase price. Pro forma disclosures related to the transaction are not included since they are not considered material. We have made an allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$975
Receivables	6,603
Inventory	8,574
Property plant and equipment	17,046
Customer relationships	1,300
Trade Names	800
Non-compete agreement	120
Other intangible assets	111
Other assets	1,176
Assumed liabilities	(9,641)

Fair value of net assets acquired	27,064
Gain on bargain purchase	(134)

Total purchase price	$26,930

The Company allocated $1.3 million to customer relationships that have an estimated life of twenty years, $0.8 million to trade names that have an estimated life of ten years, $0.1 million to a non-compete agreement with a life of 5 years, and $0.1 million to other intangible assets. The Company increased the cost of inventories by $0.4 million, and expensed the amount as a component of cost of goods sold in the second quarter of 2012. The Company incurred approximately $0.8 million in acquisition related costs. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Income.

5. Inventories

	June 30, 2012	December 31, 2011
	(In thousands)
Raw materials and supplies	$120,748	$115,719
Finished goods	249,173	233,408
LIFO reserve	(20,020)	(19,753)

Total	$349,901	$329,374

Approximately $65.0 million and $82.0 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2012 and December 31, 2011, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Property, Plant and Equipment

	June 30, 2012	December 31, 2011
	(In thousands)
Land	$25,233	$19,256
Buildings and improvements	173,121	158,370
Machinery and equipment	439,926	417,156
Construction in progress	39,350	42,683

Total	677,630	637,465
Less accumulated depreciation	(253,918)	(230,907)

Property, plant and equipment, net	$423,712	$406,558

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
	(In thousands)
Balance at December 31, 2011	$842,801	$92,036	$133,582	$1,068,419
Currency exchange adjustment	(486)	(69)	—	(555)

Balance at June 30, 2012	$842,315	$91,967	$133,582	$1,067,864

The Company has not incurred any goodwill impairments since its inception.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$32,025	$—	$32,025	$32,155	$—	$32,155
Intangible assets with finite lives:
Customer-related	445,499	(94,515)	350,984	444,540	(82,152)	362,388
Non-compete agreement	120	(6)	114	1,000	(1,000)	—
Trademarks	20,810	(5,086)	15,724	20,010	(4,555)	15,455
Formulas/recipes	6,872	(3,972)	2,900	6,799	(3,302)	3,497
Computer software	38,992	(13,981)	25,011	35,721	(11,356)	24,365

Total	$544,318	$(117,560)	$426,758	$540,225	$(102,365)	$437,860

Amortization expense on intangible assets for the three months ended June 30, 2012 and 2011 was $8.6 million and $8.3 million, respectively, and $16.9 million and $16.4 million for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense on intangible assets for 2012 and the next four years is as follows:

(In thousands)
2012	$33,214
2013	$32,461
2014	$32,055
2015	$30,632
2016	$30,312

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Accounts Payable and Accrued Expenses

	June 30, 2012	December 31, 2011
	(In thousands)
Accounts payable	$123,813	$109,178
Payroll and benefits	32,906	17,079
Interest and taxes	15,701	20,659
Health insurance, workers’ compensation and other insurance costs	5,963	5,584
Marketing expenses	5,795	7,148
Other accrued liabilities	6,991	9,877

Total	$191,169	$169,525

9. Income Taxes

Income tax expense was recorded at an effective rate of 29.0% and 29.8% for the three and six months ended June 30, 2012, respectively, compared to 32.5% and 33.3% for the three and six months ended June 30, 2011, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith acquisition in 2007. The decrease in the effective tax rate for the three and six months ended June 30, 2012 as compared to 2011 is attributable to the tax impact of the repayment of certain intercompany debt and a decrease in the Canadian statutory tax rate.

As of June 30, 2012, the Company does not believe that its gross recorded unrecognized tax benefits will materially change within the next 12 months.

During the second quarter of 2012, the IRS initiated an examination of TreeHouse Foods’ 2010 tax year, the Canadian Revenue Agency (CRA) initiated an examination of the E.D. Smith 2008 and 2009 tax years, and during the fourth quarter of 2011 the IRS initiated an examination of S.T. Specialty Foods, Inc.’s (“S.T. Specialty Foods”) pre-acquisition tax year ended October 28, 2010. The outcome of the examinations is not expected to have a material effect on the Company’s financial position, results of operations or cash flows. The Company has various state tax examinations in process, which are expected to be completed in 2012 or 2013. The outcome of the various state tax examinations is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

10. Long-Term Debt

	June 30, 2012	December 31, 2011
	(In thousands)
Revolving credit facility	$434,300	$395,800
High yield notes	400,000	400,000
Senior notes	100,000	100,000
Tax increment financing and other debt	7,948	9,083

Total debt outstanding	942,248	904,883
Less current portion	(2,028)	(1,954)

Total long-term debt	$940,220	$902,929

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million, of which $306.5 million was available as of June 30, 2012. The revolving credit facility matures September 23, 2016. In addition, as of June 30, 2012, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn. Our revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of June 30, 2012. The Company’s average interest rate on debt outstanding under its revolving credit facility for the three and six months ended June 30, 2012 was 1.70% and 1.72%, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 10, 2012, the Company repaid its cross-border intercompany loans with its Canadian subsidiary, E.D. Smith. The repayment totaled $67.7 million and included both principal and interest. Payment was financed with borrowings under the revolving credit facility. The loans were fully repaid and canceled at the time of payment. The cash will be held by E.D. Smith in short term investments, and the Company expects to use the cash for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

High Yield Notes — The Company’s 7.75% high yield notes in aggregate principal amount of $400 million are due March 1, 2018. The high yield notes are guaranteed by the Company’s 100 percent owned subsidiary Bay Valley Foods, LLC and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm Foods, Inc.; and S.T. Specialty Foods and certain other of the Company’s subsidiaries that may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee the Company’s payment obligations under any series of debt securities offered. The Indenture governing the high yield notes provides, among other things, that the high yield notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants of which the Company is in compliance as of June 30, 2012.

Senior Notes — The Company has outstanding $100 million in aggregate principal amount of 6.03% senior notes due September 30, 2013, issued in a private placement pursuant to a Note Purchase Agreement among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. The Company is in compliance with the applicable covenants as of June 30, 2012.

Tax Increment Financing —The Company owes $2.1 million related to redevelopment bonds pursuant to a Tax Increment Financing Plan and has agreed to make certain payments with respect to the principal amount of the bonds through May 2019.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Weighted average common shares outstanding	36,057	35,600	36,038	35,566
Assumed exercise/vesting of equity awards (1)	1,075	1,350	1,075	1,305

Weighted average diluted common shares outstanding	37,132	36,950	37,113	36,871

(1)	Incremental shares from stock-based compensation awards (equity awards) are computed by the treasury stock method. Equity awards excluded from our computation of diluted earnings per share because they were anti-dilutive were 553 thousand for the three and six months ended June 30, 2012, and 110 thousand and 366 thousand for the three and six months ended June 30, 2011.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Stock-Based Compensation

Income before income taxes for the three and six month periods ended June 30, 2012 and 2011 includes share-based compensation expense of $3.1 million, $5.7 million, $4.7 million and $9.4 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.0 million, $1.8 million, $1.8 million and $3.7 million for the three and six month periods ended June 30, 2012 and 2011, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2012. Stock options are granted under our long-term incentive plan, and generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2011	2,243	95	$29.76	4.8	$83,292
Granted	256	—	$61.41	—	$—
Forfeited	(3)	—	$25.72	—	$—
Exercised	(31)	(23)	$27.17	—	$—

Outstanding, June 30, 2012	2,465	72	$33.01	4.9	$74,298

Vested/expected to vest, at June 30, 2012	2,426	72	$32.58	4.8	$74,236

Exercisable, June 30, 2012	2,092	72	$28.64	4.1	$72,843

Compensation costs related to unvested options totaled $6.8 million at June 30, 2012 and will be recognized over the remaining vesting period of the grants, which averages 2.5 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2012 include the following: expected volatility of 32.85%, expected term of six years, risk free rate of 1.15% and no dividends. The average grant date fair value of stock options granted in the six months ended June 30, 2012 was $20.85. Stock options issued during the six months ended June 30, 2012 totaled 256 thousand. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was approximately $1.7 million and $2.3 million, respectively. The tax benefit recognized from stock option exercises was $0.6 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.

In addition to stock options, the Company may also grant restricted stock, restricted stock units and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock and restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest, generally, on the anniversary of the thirteenth month of the award. Beginning with the 2012 grant, Director restricted stock units will vest on the first annual anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors. The following table summarizes the restricted stock and restricted stock unit activity during the six months ended June 30, 2012:

	Employee Restricted Stock	Weighted Average Grant Date Fair Value	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Outstanding, at December 31, 2011	15	$26.35	368	$44.66	71	$35.51
Granted	—	$—	178	$61.24	15	$61.41
Vested	(14)	$26.35	(158)	$42.46	—	$—
Forfeited	(1)	$26.35	(9)	$47.71	—	$—

Outstanding, at June 30, 2012	—	$—	379	$53.32	86	$40.08

Future compensation costs related to restricted stock units is approximately $17.3 million as of June 30, 2012, and will be recognized on a weighted average basis, over the next 2.3 years. The grant date fair value of the awards granted in 2012 is equal to the Company’s closing stock price on the grant date. The restricted stock and restricted stock units vested during the six months ended June 30, 2012 and 2011 had a fair value on the vest date of $8.5 million and $20.1 million, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 29, 2012, based on achievement of operating performance measures, 46,959 performance units were converted into 93,918 shares of stock. Conversion of these shares was based on attainment of at least 120% of the target performance goals, and resulted in the vesting awards being converted into two shares of stock for each performance unit. The following table summarizes the performance unit activity during the six months ended June 30, 2012:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2011	130	$42.11
Granted	89	$61.41
Vested	(47)	$28.47
Forfeited	(4)	$45.57

Unvested, at June 30, 2012	168	$56.02

Future compensation cost related to the performance units is estimated to be approximately $5.7 million as of June 30, 2012, and is expected to be recognized over the next 2.7 years. The grant fair value of the awards is equal to the Company’s closing stock price on the date of grant.

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits	Derivative Financial Instrument	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2011	$(10,268)	$(11,825)	$(269)	$(22,362)
Other comprehensive (loss) income	(1,784)	561	81	(1,142)

Balance at June 30, 2012	$(12,052)	$(11,264)	$(188)	$(23,504)

(1) The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiary, E.D. Smith

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Employee Retirement and Postretirement Benefits

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

Components of net periodic pension expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Service cost	$633	$560	$1,266	$1,120
Interest cost	591	560	1,182	1,120
Expected return on plan assets	(581)	(592)	(1,162)	(1,184)
Amortization of unrecognized net loss	309	144	618	288
Amortization of prior service costs	151	151	302	302

Net periodic pension cost	$1,103	$823	$2,206	$1,646

The Company contributed $2.4 million to the pension plans in the first six months of 2012 and expects to contribute approximately $4.2 million in 2012.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Service cost	$8	$9	$16	$18
Interest cost	39	31	78	62
Amortization of prior service credit	(18)	(17)	(36)	(35)
Amortization of unrecognized net loss	14	(3)	28	(5)

Net periodic postretirement cost	$43	$20	$86	$40

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2012.

15. Other Operating (Income) Expense, Net

The Company incurred Other operating expense (income), for the three and six months ended June 30, 2012 and 2011, respectively, which consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Facility closing costs	$(8)	$1,368	$419	$4,065
Other	(41)	(20)	(8)	(67)

Total other operating (income) expense, net	$(49)	$1,348	$411	$3,998

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Supplemental Cash Flow Information

	Six Months Ended, June 30,
	2012	2011
	(In thousands)
Interest paid	$24,166	$26,005
Income taxes paid	$17,482	$19,582
Accrued purchase of property and equipment	$3,187	$5,083
Accrued other intangible assets	$1,333	$1,101
Accrued purchase price	$956	$—

Non cash financing activities for the six months ended June 30, 2012 and 2011 include the settlement of 224,259 shares and 555,322 shares, respectively, of restricted stock, restricted stock units and performance units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

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

The Company’s commodity contracts may include diesel, oil and certain plastics. The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. As of December 31, 2011, the Company had outstanding oil contracts with a notional amount of 18,000 barrels which expired March 31, 2012. As of June 30, 2012, the Company had outstanding contracts for plastics with a notional amount of 7.0 million pounds and diesel contracts with a notional amount of 1.9 million gallons both expiring December 31, 2012.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011
		(In thousands)
Asset Derivative:
Commodity contracts	Prepaid expenses and other current assets	$26	$163

		$26	$163

		Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011
		(In thousands)
Liability Derivative:
Commodity contracts	Accounts payable and accrued expenses	$1,445	$—

		$1,445	$—

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2012	2011	2012	2011
	Recognized in Income	(In thousands)		(In thousands)
Mark to market unrealized gain (loss):
Interest rate swap	Other income, net	$—	$331	$—	$645
Foreign currency contract	Loss on foreign currency exchange	—	481	—	91
Commodity contracts	Other income, net	(2,098)	(153)	(1,581)	108

		(2,098)	659	(1,581)	844
Realized gain (loss):
Interest rate swap	Interest expense	—	(340)	—	(670)
Commodity contracts	Cost of sales	(187)	135	28	198
Commodity contracts	Selling and distribution	15	—	73	—

		(172)	(205)	101	(472)

Total gain (loss)		$(2,270)	$454	$(1,480)	$372

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Fair Value

The following table presents the carrying value and fair value of our financial instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value:
Revolving credit facility	$434,300	$435,524	$395,800	$396,728	2
Senior notes	$100,000	$102,321	$100,000	$101,529	2
High yield notes	$400,000	$431,000	$400,000	$433,000	2

Recorded on a recurring basis at fair value:
Commodity contracts	$1,419	$1,419	$163	$163	2

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the revolving credit facility, senior notes, high yield notes and commodity contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair value of the revolving credit facility and senior notes were estimated using present value techniques and market based interest rates and credit spreads. The fair value of the Company’s high yield notes was estimated based on quoted market prices for similar instruments.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$371,500	$350,861	$750,541	$704,324
Food Away From Home	87,885	79,179	163,234	153,406
Industrial and Export	68,036	62,580	137,457	128,403

Total	$527,421	$492,620	$1,051,232	$986,133

Direct operating income:
North American Retail Grocery	$54,899	$54,102	$116,504	$117,046
Food Away From Home	10,479	10,089	20,276	20,141
Industrial and Export	8,302	10,592	19,300	23,414

Total	73,680	74,783	156,080	160,601
Unallocated selling and distribution expenses	(947)	(901)	(2,709)	(2,053)
Unallocated corporate expense	(31,279)	(40,269)	(66,606)	(80,211)

Operating income	41,454	33,613	86,765	78,337
Other expense	(13,958)	(12,370)	(27,565)	(27,159)

Income before income taxes	$27,496	$21,243	$59,200	$51,178

Geographic Information — The Company had revenues to customers outside of the United States of approximately 13.3% and 12.9% of total consolidated net sales in the six months ended June 30, 2012 and 2011, respectively, with 12.1% and 12.1% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 20.0% of consolidated net sales in the six months ended June 30, 2012 and 2011, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Products:
Non-dairy creamer	$83,738	$74,372	$172,897	$156,402
Pickles	88,624	87,682	159,500	158,136
Salad dressings	77,529	61,297	140,646	112,650
Soup and infant feeding	52,684	59,094	124,623	132,493
Mexican and other sauces	63,428	52,489	115,069	99,679
Powdered drinks	52,340	57,918	105,673	113,806
Hot cereals	33,801	30,971	76,969	71,725
Dry dinners	28,189	24,032	61,364	52,802
Aseptic products	24,519	23,083	48,686	45,019
Jams	15,007	19,200	31,544	35,304
Other products	7,562	2,482	14,261	8,117

Total net sales	$527,421	$492,620	$1,051,232	$986,133

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Guarantor and Non-Guarantor Financial Information

The Company’s high yield notes are guaranteed by its 100 percent owned subsidiary Bay Valley Foods, LLC and its 100 percent owned subsidiaries EDS Holdings, LLC, Sturm Foods, Inc. and S.T. Specialty Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2012 and 2011 and for the three and six months ended June 30, 2012, and 2011. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

June 30, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$157	$74,087	$—	$74,244
Receivables, net	76	98,098	20,853	—	119,027
Inventories, net	—	298,682	51,219	—	349,901
Deferred income taxes	—	3,172	134	—	3,306
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	619	10,658	118	—	11,395

Total current assets	695	414,848	146,411	—	561,954
Property, plant and equipment, net	14,037	373,111	36,564	—	423,712
Goodwill	—	957,429	110,435	—	1,067,864
Investment in subsidiaries	1,635,062	186,546	—	(1,821,608)	—
Intercompany accounts receivable (payable), net	368,326	(215,385)	(152,941)	—	—
Deferred income taxes	15,022	—	—	(15,022)	—
Identifiable intangible and other assets, net	49,628	324,463	74,947	—	449,038

Total assets	$2,082,770	$2,041,012	$215,416	$(1,836,630)	$2,502,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,134	$165,768	$13,267	$—	$191,169
Current portion of long-term debt	—	2,028	—	—	2,028

Total current liabilities	12,134	167,796	13,267	—	193,197
Long-term debt	934,300	5,920	—	—	940,220
Deferred income taxes	2,655	201,754	15,603	(15,022)	204,990
Other long-term liabilities	15,316	30,480	—	—	45,796
Stockholders’ equity	1,118,365	1,635,062	186,546	(1,821,608)	1,118,365

Total liabilities and stockholders’ equity	$2,082,770	$2,041,012	$215,416	$(1,836,630)	$2,502,568

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6	$3,273	$—	$3,279
Accounts receivable, net	1	98,477	16,690	—	115,168
Inventories, net	—	283,212	46,162	—	329,374
Deferred income taxes	—	3,615	239	—	3,854
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,397	10,719	522	—	12,638

Total current assets	1,398	400,110	66,886	—	468,394
Property, plant and equipment, net	15,034	355,823	35,701	—	406,558
Goodwill	—	957,429	110,990	—	1,068,419
Investment in subsidiaries	1,562,365	180,497	—	(1,742,862)	—
Intercompany accounts receivable (payable), net	356,291	(275,721)	(80,570)	—	—
Deferred income taxes	14,874	—	—	(14,874)	—
Identifiable intangible and other assets, net	49,143	334,251	77,764	—	461,158

Total assets	$1,999,105	$1,952,389	$210,771	$(1,757,736)	$2,404,529

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,264	$147,654	$14,607	$—	$169,525
Current portion of long-term debt	—	1,953	1	—	1,954

Total current liabilities	7,264	149,607	14,608	—	171,479
Long-term debt	895,800	7,129	—	—	902,929
Deferred income taxes	2,666	198,800	15,666	(14,874)	202,258
Other long-term liabilities	19,858	34,488	—	—	54,346
Shareholders’ equity	1,073,517	1,562,365	180,497	(1,742,862)	1,073,517

Total liabilities and shareholders’ equity	$1,999,105	$1,952,389	$210,771	$(1,757,736)	$2,404,529

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income Three Months Ended June 30, 2012 (In thousands)
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$463,960	$74,659	$(11,198)	$527,421
Cost of sales	—	373,332	58,696	(11,198)	420,830

Gross profit	—	90,628	15,963	—	106,591
Selling, general and administrative expense	10,664	39,862	6,036	—	56,562
Amortization	1,190	6,201	1,233	—	8,624
Other operating income, net	—	(49)	—	—	(49)

Operating (loss) income	(11,854)	44,614	8,694	—	41,454
Interest expense (income), net	12,391	(3,495)	3,542	—	12,438
Other (income) expense, net	—	2,346	(826)	—	1,520

(Loss) income before income taxes	(24,245)	45,763	5,978	—	27,496
Income taxes (benefit)	(9,225)	15,629	1,581	—	7,985
Equity in net income of subsidiaries	34,531	4,397	—	(38,928)	—

Net income	$19,511	$34,531	$4,397	$(38,928)	$19,511

Condensed Supplemental Consolidating Statement of Income

Three Months Ended June 30, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$424,684	$75,141	$(7,205)	$492,620
Cost of sales	—	332,516	57,869	(7,205)	383,180

Gross profit	—	92,168	17,272	—	109,440
Selling, general and administrative expense	14,587	43,646	7,927	—	66,160
Amortization	741	6,292	1,286	—	8,319
Other operating expense, net	—	1,348	—	—	1,348

Operating (loss) income	(15,328)	40,882	8,059	—	33,613
Interest expense (income), net	12,571	(2,724)	3,623	—	13,470
Other (income) expense, net	(331)	26	(795)	—	(1,100)

(Loss) income before income taxes	(27,568)	43,580	5,231	—	21,243
Income taxes (benefit)	(9,369)	14,858	1,409	—	6,898
Equity in net income of subsidiaries	32,544	3,822	—	(36,366)	—

Net income	$14,345	$32,544	$3,822	$(36,366)	$14,345

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Six Months Ended June 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$927,591	$146,587	$(22,946)	$1,051,232
Cost of sales	—	738,184	114,471	(22,946)	829,709

Gross profit	—	189,407	32,116	—	221,523
Selling, general and administrative expense	24,643	80,286	12,531	—	117,460
Amortization	2,226	12,187	2,474	—	16,887
Other operating expense, net	—	411	—	—	411

Operating (loss) income	(26,869)	96,523	17,111	—	86,765
Interest expense (income), net	25,326	(6,794)	7,118	—	25,650
Other (income) expense, net	—	1,535	380	—	1,915

(Loss) income before income taxes	(52,195)	101,782	9,613	—	59,200
Income taxes (benefit)	(19,861)	34,955	2,521	—	17,615
Equity in net income of subsidiaries	73,919	7,092	—	(81,011)	—

Net income	$41,585	$73,919	$7,092	$(81,011)	$41,585

Condensed Supplemental Consolidating Statement of Income Six Months Ended June 30, 2011 (In thousands)
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$862,020	$139,271	$(15,158)	$986,133
Cost of sales	—	663,068	107,857	(15,158)	755,767

Gross profit	—	198,952	31,414	—	230,366
Selling, general and administrative expense	29,092	89,897	12,674	—	131,663
Amortization	1,305	12,516	2,547	—	16,368
Other operating expense, net	—	3,998	—	—	3,998

Operating (loss) income	(30,397)	92,541	16,193	—	78,337
Interest expense (income), net	26,228	(6,044)	7,137	—	27,321
Other (income) expense, net	(645)	648	(165)	—	(162)

(Loss) income before income taxes	(55,980)	97,937	9,221	—	51,178
Income taxes (benefit)	(21,089)	35,639	2,475	—	17,025
Equity in net income of subsidiaries	69,044	6,746	—	(75,790)	—

Net income	$34,153	$69,044	$6,746	$(75,790)	$34,153

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$19,511	$34,531	$4,397	$(38,928)	$19,511

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(4,081)	(5,190)	—	(9,271)
Pension and post-retirement reclassification adjustment, net of tax	—	282	—	—	282
Derivative reclassification adjustment, net of tax	41	—	—	—	41

Other comprehensive income (loss)	41	(3,799)	(5,190)	—	(8,948)
Equity in other comprehensive income of subsidiaries	(8,989)	(5,190)	—	14,179	—

Comprehensive income	$10,563	$25,542	$(793)	$(24,749)	$10,563

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$14,345	$32,544	$3,822	$(36,366)	$14,345

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(676)	(752)	—	(1,428)
Pension and post-retirement reclassification adjustment, net of tax	—	169	—	—	169
Derivative reclassification adjustment, net of tax	40	—	—	—	40

Other comprehensive income (loss)	40	(507)	(752)	—	(1,219)
Equity in other comprehensive income of subsidiaries	(1,259)	(752)	—	2,011	—

Comprehensive income	$13,126	$31,285	$3,070	$(34,355)	$13,126

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$41,585	$73,919	$7,092	$(81,011)	$41,585

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(735)	(1,049)	—	(1,784)
Pension and post-retirement reclassification adjustment, net of tax	—	561	—	—	561
Derivative reclassification adjustment, net of tax	81	—	—	—	81

Other comprehensive income (loss)	81	(174)	(1,049)	—	(1,142)
Equity in other comprehensive income of subsidiaries	(1,223)	(1,049)	—	2,272	—

Comprehensive income	$40,443	$72,696	$6,043	$(78,739)	$40,443

Condensed Supplemental Consolidating Statement of Comprehensive Income Six Months Ended June 30, 2011 (In thousands)
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$34,153	$69,044	$6,746	$(75,790)	$34,153

Other comprehensive income:				—
Foreign currency translation adjustments	—	3,599	3,776	—	7,375
Pension and post-retirement reclassification adjustment, net of tax	—	338	—	—	338
Derivative reclassification adjustment, net of tax	80	—	—	—	80

Other comprehensive income	80	3,937	3,776	—	7,793
Equity in other comprehensive income of subsidiaries	7,713	3,776	—	(11,489)	—

Comprehensive income	$41,946	$76,757	$10,522	$(87,279)	$41,946

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows Six Months Ended June 30, 2012 (In thousands)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(22,807)	$41,104	$76,321	$—	$94,618
Cash flows from investing activities:
Additions to property, plant and equipment	607	(25,526)	(5,100)	—	(30,019)
Additions to other intangible assets	(4,302)	—	—	—	(4,302)
Acquisition of business, net of cash acquired	—	(25,000)	—	—	(25,000)
Proceeds from sale of fixed assets	—	46	—	—	46

Net cash used in investing activities	(3,695)	(50,480)	(5,100)	—	(59,275)
Cash flows from financing activities:
Borrowings under revolving credit facility	198,900	—	—	—	198,900
Payments under revolving credit facility	(160,400)	—	—	—	(160,400)
Payments on capitalized lease obligations	—	(1,033)	—	—	(1,033)
Intercompany transfer	(10,560)	10,560	—	—	—
Excess tax benefits from stock-based compensation	2,440	—	—	—	2,440
Net payments related to stock-based award activities	(3,878)	—	—	—	(3,878)

Net cash provided by financing activities	26,502	9,527	—	—	36,029
Effect of exchange rate changes on cash and cash equivalents	—	—	(407)	—	(407)

Net increase in cash and cash equivalents	—	151	70,814	—	70,965
Cash and cash equivalents, beginning of period	—	6	3,273	—	3,279

Cash and cash equivalents, end of period	$—	$157	$74,087	$—	$74,244

Condensed Supplemental Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(34,017)	$108,219	$(3,166)	$—	$71,036
Cash flows from investing activities:
Additions to property, plant and equipment	(1,518)	(26,873)	(1,448)	—	(29,839)
Additions to other intangible assets	(4,035)	(2,148)	—	—	(6,183)
Acquisition of business, net of cash acquired	—	3,243	—	—	3,243
Proceeds from sale of fixed assets	—	56	—	—	56

Net cash used in investing activities	(5,553)	(25,722)	(1,448)	—	(32,723)
Cash flows from financing activities:
Borrowings under revolving credit facility	125,600	—	—	—	125,600
Payments under revolving credit facility	(162,200)	—	—	—	(162,200)
Payments on capitalized lease obligations	—	(599)	—	—	(599)
Intercompany transfer	81,893	(81,893)	—	—	—
Excess tax benefits from stock-based compensation	3,671	—	—	—	3,671
Net payments related to stock-based award activities	(9,394)	—	—	—	(9,394)

Net cash provided by financing activities	39,570	(82,492)		—	(42,922)
Effect of exchange rate changes on cash and cash equivalents	—	—	633	—	633

Net (decrease) increase in cash and cash equivalents	—	5	(3,981)	—	(3,976)
Cash and cash equivalents, beginning of period	—	6	6,317	—	6,323

Cash and cash equivalents, end of period	$—	$11	$2,336	$—	$2,347

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Subsequent Event

On August 7, 2012, the Company decided, following a strategic review of the soup category and its related business, to streamline its manufacturing capacity and close the Mendota, Illinois soup plant. Production at the Mendota facility is expected to cease in the first quarter of 2013, with full plant closure expected in the second quarter of 2013. Total costs to close the Mendota facility are expected to be approximately $17.7 million. Components of the charges include non-cash asset write-offs of approximately $11.4 million, severance of approximately $2.6 million, and other closure costs of approximately $3.7 million. Production will be moved to the Company’s Pittsburgh soup facility.

The Company will also close its salad dressing plant in Seaforth, Ontario, Canada and move production to facilities where the Company has lower production costs resulting from the recently completed capacity expansion. Production at the Seaforth, Ontario facility is expected to cease in the second quarter of 2013, with full plant closure expected in the third quarter of 2013. Total costs to close the Seaforth facility are expected to be approximately $17.3 million. Components of the charges include non-cash asset write-offs of approximately $10.9 million, severance of approximately $4.0 million, and other closure costs of approximately $2.4 million.

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and six months ended June 30, 2012 and 2011. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

The environment the Company operates in continues to be one that is challenged by the overall state of the economy, increased competition, and reduced volume. Also impacting the industry is continued volatility in energy and commodity prices. While energy and commodity costs trended lower earlier this year, they have increased recently due in part, to hot and dry weather, resulting in reduced expected production volume of agricultural commodities, and thus increasing future input costs. However, as a result of our purchasing programs, the Company does not expect that these higher costs will impact a large portion of our input costs this year.

Throughout the year, and consistent with our peers, sales volume growth has been challenging. However, the Company has been able to achieve an increase in net sales on a year to date basis over the same period last year, due to price increases while maintaining a relatively flat volume/mix. Additionally, the Company has continued to see a shift in sales to alternate retail channels, including dollar store, discount and limited assortment formats.

Recent Developments

On August 7, 2012, the Company decided, following a strategic review of the soup category and its related business, to streamline its manufacturing capacity and close the Mendota, Illinois soup plant. Production at the Mendota facility is expected to cease in the first quarter of 2013, with full plant closure expected in the second quarter of 2013. Total costs to close the Mendota facility are expected to be approximately $17.7 million. Components of the charges include non-cash asset write-offs of approximately $11.4 million, severance of approximately $2.6 million, and other closure costs of approximately $3.7 million. Production will be moved to the Company’s Pittsburgh soup facility.

The Company will also close its salad dressing plant in Seaforth, Ontario, Canada and move production to facilities where the Company has lower production costs resulting from the recently completed capacity expansion. Production at the Seaforth, Ontario facility is expected to cease in the second quarter of 2013, with full plant closure expected in the third quarter of 2013. Total costs to close the Seaforth facility are expected to be approximately $17.3 million. Components of the charges include non-cash asset write-offs of approximately $10.9 million, severance of approximately $4.0 million, and other closure costs of approximately $2.4 million.

On June 6, 2012, the Company recalled 74,000 boxes of pasta mix products based on information from a supplier that it provided the Company with a seasoning blend that may potentially contain small metal fragments. There have been no reports of any injury or illness associated with the recalled products. The recall is not expected to impact the Company’s relationship with its customers and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

On April 13, 2012, the Company completed its acquisition of substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. Naturally Fresh has annual revenues of approximately $80 million. The Company paid a purchase price of approximately $26 million for the business, net of cash, subject to an adjustment for working capital and taxes. The acquisition was financed through borrowings under the Company’s revolving credit facility. The acquisition will expand the Company’s refrigerated manufacturing and packaging capabilities, broaden its distribution footprint and further develop its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility, coupled with the Company’s existing West Coast and Chicago based refrigerated food plants, will allow the Company to more efficiently service customers from coast to coast.

On January 10, 2012, the Company repaid its cross-border intercompany loans with its Canadian subsidiary, E.D. Smith. The repayment totaled $67.7 million and included both principal and interest. Payment was financed with borrowings under our revolving credit facility. The loans were fully repaid and canceled at the time of payment. The cash will be held by E.D. Smith in short term investments as cash and cash equivalents. We expect to use the cash for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$527,421	100.0%	$492,620	100.0%	$1,051,232	100.0%	$986,133	100.0%
Cost of sales	420,830	79.8	383,180	77.8	829,709	78.9	755,767	76.6

Gross profit	106,591	20.2	109,440	22.2	221,523	21.1	230,366	23.4
Operating expenses:
Selling and distribution	33,858	6.4	35,558	7.2	68,152	6.5	71,818	7.3
General and administrative	22,704	4.3	30,602	6.2	49,308	4.7	59,845	6.1
Other operating (income) expense net	(49)	—	1,348	0.3	411	—	3,998	0.4
Amortization expense	8,624	1.6	8,319	1.7	16,887	1.6	16,368	1.7

Total operating expenses	65,137	12.3	75,827	15.4	134,758	12.8	152,029	15.5

Operating income	41,454	7.9	33,613	6.8	86,765	8.3	78,337	7.9
Other expenses (income):
Interest expense, net	12,438	2.4	13,470	2.7	25,650	2.5	27,321	2.7
(Gain) loss on foreign currency exchange	(450)	(0.1)	(875)	(0.2)	406	—	555	0.1
Other expense (income), net	1,970	.4	(225)	—	1,509	0.2	(717)	(0.1)

Total other expense	13,958	2.7	12,370	2.5	27,565	2.7	27,159	2.7

Income before income taxes	27,496	5.2	21,243	4.3	59,200	5.6	51,178	5.2
Income taxes	7,985	1.5	6,898	1.4	17,615	1.6	17,025	1.7

Net income	$19,511	3.7%	$14,345	2.9%	$41,585	4.0%	$34,153	3.5%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Sales — Second quarter net sales increased 7.1% to $527.4 million in 2012 compared to $492.6 million in the second quarter of 2011. The increase is primarily driven by increases in pricing needed to offset higher input costs and the acquisition of Naturally Fresh. Net sales by segment are shown in the following table:

	Three Months Ended June 30,
			$ Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$371,500	$350,861	$20,639	5.9%
Food Away From Home	87,885	79,179	8,706	11.0%
Industrial and Export	68,036	62,580	5,456	8.7%

Total	$527,421	$492,620	$34,801	7.1%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 79.8% in the second quarter of 2012 compared to 77.8% in 2011. Contributing to the increase in cost of sales, as a percent of net sales, is an increase in input costs and higher cost of sales associated with the acquisition of Naturally Fresh. The underlying commodity costs of raw materials and packaging supplies continues to trend higher in 2012.

Operating Expenses — Total operating expenses were $65.1 million in the second quarter of 2012 compared to $75.8 million in 2011. The decrease in 2012 resulted from the following:

Selling and distribution expenses decreased $1.7 million or 4.8% in the second quarter of 2012 compared to 2011 primarily due to decreased distribution and delivery costs resulting from the efficiencies of last year’s warehouse consolidation program partially offset by higher fuel costs and the acquisition of Naturally Fresh.

General and administrative expenses decreased $7.9 million in the second quarter of 2012 compared to 2011. The decrease is primarily related to decreases in incentive based compensation expense partially offset by the acquisition of Naturally Fresh.

Other operating income in the second quarter of 2012 was insignificant compared to expense of $1.3 million in 2011 that was primarily due to facility closing costs of the Springfield, Missouri pickle plant.

Amortization expense increased $0.3 million in the second quarter of 2012 compared to 2011, due primarily to the amortization of additional ERP system costs.

Interest Expense — Interest expense decreased to $12.4 million in the second quarter of 2012, compared to $13.5 million in 2011 due to a decrease in interest rates.

Foreign Currency — The Company’s foreign currency gain was $0.5 million for the second quarter of 2012 compared to a gain of $0.9 million in 2011, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other Expense — Other expense was $2.0 million for the second quarter of 2012 compared to a gain of $0.2 million in 2011, primarily due to mark to market losses on commodity contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 29.0% in the second quarter of 2012 compared to 32.5% in the prior year’s quarter. This decrease is due to the tax impact of the repayment of certain intercompany debt and a decrease in the Canadian statutory tax rate.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 — Results by Segment

North American Retail Grocery —

	Three Months Ended June 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$371,500	100.0%	$350,861	100.0%
Cost of sales	291,373	78.4	268,627	76.6

Gross profit	80,127	21.6	82,234	23.4
Freight out and commissions	16,407	4.4	19,235	5.5
Direct selling and marketing	8,821	2.4	8,897	2.5

Direct operating income	$54,899	14.8%	$54,102	15.4%

Net sales in the North American Retail Grocery segment increased by $20.6 million, or 5.9% in the second quarter of 2012 compared to 2011. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$350,861
Volume/mix	(3,557)	(1.0)%
Pricing	16,837	4.8
Acquisition	9,830	2.8
Foreign currency	(2,471)	(0.7)

2012 Net sales	$371,500	5.9%

The increase in net sales from 2011 to 2012 resulted primarily from price increases and the acquisition of Naturally Fresh. During the second quarter, the Company experienced volume losses primarily in the powder drinks and soup categories, that was partially offset by volume increases in pasta sauces and Mexican sauces.

Cost of sales as a percentage of net sales increased from 76.6% in the second quarter of 2011 to 78.4% in 2012 primarily due to higher ingredient and packaging costs and higher relative cost of sales associated with the acquisition of Naturally Fresh, partially offset by price increases.

Freight out and commissions paid to independent sales brokers were $16.4 million in the second quarter of 2012 compared to $19.2 million in 2011, a decrease of 14.7%, primarily due to the efficiencies resulting from last year’s warehouse consolidation program partially offset by higher fuel costs.

Direct selling and marketing expenses were $8.8 million in the second quarter of 2012 and $8.9 million in 2011.

Food Away From Home —

	Three Months Ended June 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$87,885	100.0%	$79,179	100.0%
Cost of sales	71,996	81.9	64,156	81.0

Gross profit	15,889	18.1	15,023	19.0
Freight out and commissions	3,125	3.6	3,103	4.0
Direct selling and marketing	2,285	2.6	1,831	2.3

Direct operating income	$10,479	11.9%	$10,089	12.7%

Net sales in the Food Away From Home segment increased by $8.7 million, or 11.0%, in the second quarter of 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$79,179
Volume/mix	(2,963)	(3.7)%
Pricing	3,926	4.9
Acquisition	8,142	10.3
Foreign currency	(399)	(0.5)

2012 Net sales	$87,885	11.0%

Net sales increased during the second quarter of 2012 compared to 2011 primarily due to the acquisition of Naturally Fresh and increased pricing. Volume in this segment was down from prior year, primarily in the pickle and Mexican sauce categories.

Cost of sales as a percentage of net sales increased from 81.0% in the second quarter of 2011 to 81.9% in 2012 due to higher cost of sales associated with the acquisition of Naturally Fresh.

Freight out and commissions paid to independent sales brokers were $3.1 million in the second quarter of 2012 and 2011, and declined as a percentage of net sales.

Direct selling and marketing was $2.3 million in the second quarter of 2012 and $1.8 million in 2011. The increase was due to the acquisition of Naturally Fresh.

Industrial and Export —

	Three Months Ended June 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$68,036	100.0%	$62,580	100.0%
Cost of sales	57,461	84.5	50,397	80.5

Gross profit	10,575	15.5	12,183	19.5
Freight out and commissions	1,855	2.7	1,048	1.7
Direct selling and marketing	418	0.6	543	0.9

Direct operating income	$8,302	12.2%	$10,592	16.9%

Net sales in the Industrial and Export segment increased $5.5 million or 8.7% in the second quarter of 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$62,580
Volume/mix	2,601	4.2%
Pricing	2,242	3.6
Acquisition	668	1.0
Foreign currency	(55)	(0.1)

2012 Net sales	$68,036	8.7%

The increase in net sales is primarily due to price increases and increased volume/mix. Volume increases in non-dairy creamer, due to higher export sales, and Mexican sauces, due to increased co-pack volumes, were partially offset by lower co-pack infant feeding volume.

Cost of sales as a percentage of net sales increased from 80.5% in the second quarter of 2011 to 84.5% in 2012 primarily due to higher ingredient and packaging costs.

Freight out and commissions paid to independent sales brokers were $1.9 million in the second quarter of 2012 and $1.0 million 2011. This increase is due to a shift in mix to higher export sales.

Direct selling and marketing was $0.4 million in the second quarter of 2012 and $0.5 million in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Sales — Net sales increased 6.6% to $1,051.2 million in the first six months of 2012 compared to $986.0 million in the first six months of 2011. The increase is primarily driven by increases in pricing needed to offset higher input costs and the acquisition of Naturally Fresh. Net sales by segment are shown in the following table:

	Six Months Ended June 30,
	2012	2011	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in thousands)
North American Retail Grocery	$750,541	$704,324	$46,217	6.6%
Food Away From Home	163,234	153,406	9,828	6.4%
Industrial and Export	137,457	128,403	9,054	7.1%

Total	$1,051,232	$986,133	$65,099	6.6%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 78.9% in the first six months of 2012 compared to 76.6% in 2011. Contributing to the increase in cost of sales, as a percent of net sales, is an increase in input costs. The underlying commodity cost of most raw materials and packaging supplies continues to trend higher in 2012.

Operating Expenses — Total operating expenses were $134.8 million during the first six months of 2012 compared to $152.0 million in 2011. The decrease in 2012 resulted from the following:

Selling and distribution expenses decreased $3.7 million or 5.1% in the first six months of 2012 compared to 2011 primarily due to decreased distribution and delivery costs resulting from the efficiencies of last year’s warehouse consolidation program partially offset by higher fuel costs and the acquisition of Naturally Fresh.

General and administrative expenses decreased $10.5 million in the first six months of 2012 compared to 2011. The decrease is primarily related to decreases in incentive based compensation expense, partially offset by the acquisition of Naturally Fresh.

Amortization expense increased $0.5 million in the first six months of 2012 compared to the first six months of 2011, due primarily to the amortization of additional ERP systems costs.

Other operating expense was $0.4 million in the first six months of 2012 compared to $4.0 million in the first six months of 2011. Expenses in the first six months of 2012 primarily consist of executory costs related to closed facilities. Expenses in 2011 were primarily due to facility closing costs of the Springfield, Missouri pickle plant.

Interest Expense, net — Interest expense decreased to $25.7 million in the first six months of 2012, compared to $27.3 million in 2011, due to a decrease in interest rates.

Foreign Currency — The Company’s foreign currency loss was $0.4 million for the six months ended June 30, 2012 compared to a loss of $0.6 million in 2011, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other Expenses — Other expense was $1.5 million in the first six months of 2012 compared to a gain of $0.7 million in 2011, primarily due to mark to market loss on commodity contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 29.8% in the first six months of 2012 compared to 33.3% in 2011. This decrease is due to the tax impact of the repayment of certain intercompany debt and a decrease in the Canadian statutory tax rate.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 — Results by Segment

North American Retail Grocery —

	Six Months Ended June 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$750,541	100.0%	$704,324	100.0%
Cost of sales	582,733	77.6	530,670	75.4

Gross profit	167,808	22.4	173,654	24.6
Freight out and commissions	34,639	4.6	38,766	5.5
Direct selling and marketing	16,665	2.3	17,842	2.5

Direct operating income	$116,504	15.5%	$117,046	16.6%

Net sales in the North American Retail Grocery segment increased by $46.2 million, or 6.6% in the first six months of 2012 compared to the first six months of 2011. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$704,324
Volume/mix	1,523	0.2%
Pricing	38,225	5.4
Acquisition	9,830	1.4
Foreign currency	(3,361)	(0.4)

2012 Net sales	$750,541	6.6%

The increase in net sales from 2011 to 2012 is primarily due to increased pricing needed to offset higher input costs and the acquisition of Naturally Fresh. Increased volume in pasta sauces, Mexican sauces, and dressings was offset by lower soup and gravy, pickles, powdered drinks, and hot cereal volume.

Cost of sales as a percentage of net sales increased from 75.4% in the first six months of 2011 to 77.6% in 2012 primarily due to higher ingredient and packaging costs.

Freight out and commissions paid to independent sales brokers were $34.6 million in the first six months of 2012 compared to $38.8 million in 2011, a decrease of 10.6%, due to the efficiencies of last year’s warehouse consolidation program partially offset by higher fuel costs.

Direct selling and marketing expenses were $16.7 million in the first six months of 2012 compared to $17.8 million in 2011.

Food Away From Home —

	Six Months Ended June 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$163,234	100.0%	$153,406	100.0%
Cost of sales	132,790	81.3	123,582	80.6

Gross profit	30,444	18.7	29,824	19.4
Freight out and commissions	5,967	3.7	5,670	3.7
Direct selling and marketing	4,201	2.6	4,013	2.6

Direct operating income	$20,276	12.4%	$20,141	13.1%

Net sales in the Food Away From Home segment increased by $9.8 million, or 6.4%, in the first six months of 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$153,406
Volume/mix	(4,224)	(2.8	) %
Pricing	6,440	4.2
Acquisition	8,142	5.3
Foreign currency	(530)	(0.3)

2012 Net sales	$163,234	6.4%

Net sales increased during the first six months of 2012 compared to 2011 as a result of price increases and the acquisition of Naturally Fresh offset by volume decreases in our pickle and Mexican and other sauces categories.

Cost of sales as a percentage of net sales increased from 80.6% in the first six months of 2011 to 81.3% in 2012, due to increases in raw material, ingredient and packaging costs.

Freight out and commissions paid to independent sales brokers were $6.0 million in the first six months of 2012 compared to $5.7 million in 2011 due to increased freight costs primarily driven by higher fuel costs and the acquisition of Naturally Fresh. Freight and commissions were 3.7% of net sales, consistent with prior year.

Direct selling and marketing was $4.2 million in the first six months of 2012 compared to $4.0 million in 2011.

Industrial and Export —

	Six Months Ended June 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$137,457	100.0%	$128,403	100.0%
Cost of sales	114,186	83.1	101,515	79.1

Gross profit	23,271	16.9	26,888	20.9
Freight out and commissions	3,162	2.3	2,399	1.9
Direct selling and marketing	809	0.6	1,075	0.8

Direct operating income	$19,300	14.0%	$23,414	18.2%

Net sales in the Industrial and Export segment increased $9.1 million or 7.1% in the first six months of 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$128,403
Volume/mix	3,047	2.4%
Pricing	5,420	4.2
Acquisition	668	0.5
Foreign currency	(81)	—

2012 Net sales	$137,457	7.1%

The increase in net sales is primarily due to price increases and favorable volume/mix. Volume increases were primarily in the pickle, non-dairy creamer, and Mexican sauces categories.

Cost of sales, as a percentage of net sales, increased from 79.1% in the first six months of 2011 to 83.1% in 2012 primarily due to cost increases in raw material, ingredient and packaging costs offset by price increases.

Freight out and commissions paid to independent sales brokers were $3.2 million in the first six months of 2012 compared to $2.4 million in 2011. This increase is due to a change in customer mix.

Direct selling and marketing was $0.8 million in the first six months of 2012 compared to $1.1 million in 2011.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $306.5 million was available under the revolving credit facility as of June 30, 2012. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$41,585	$34,153
Depreciation and amortization	42,951	40,347
Stock-based compensation	5,748	9,449
Write-down of tangible assets	—	2,330
Deferred income taxes	3,387	907
Changes in operating assets and liabilities, net of acquisitions	(865)	(12,710)
Other	1,812	(3,440)

Net cash provided by operating activities	$94,618	$71,036

Our cash from operations was $94.6 million in the first six months of 2012 compared to $71.0 million 2011, an increase of $23.6 million. The increase in cash from operating activities is primarily due to an increase in net income, and a smaller buildup of inventories relative to the prior year.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from investing activities:
Additions to property, plant and equipment	$(30,019)	$(29,839)
Additions to other intangible assets	(4,302)	(6,183)
Acquisition of business, net of cash acquired	(25,000)	3,243
Other	46	56

Net cash used in investing activities	$(59,275)	$(32,723)

In the first six months of 2012, cash used in investing activities increased by $26.6 million compared to 2011 primarily due to the acquisition of Naturally Fresh.

We expect capital spending programs to be approximately $90 million in 2012. Capital spending in 2012 will focus on food safety, quality, productivity improvements, product line expansion at our Manawa, Wisconsin facility, continued implementation of an Enterprise Resource Planning system and routine equipment upgrades or replacements at our plants.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Borrowings under revolving credit facility	$198,900	$125,600
Payments under revolving credit facility	(160,400)	(162,200)
Net payments related to stock-based award activities	(3,878)	(9,394)
Other	1,407	3,072

Net cash (used in) provided by financing activities	$36,029	$(42,922)

Net cash flow from financing activities increased from a use of cash of $43.0 million in the first six months of 2011 to a source of cash of $36.0 million in 2012 as the result of additional borrowings in 2012 that were used to repay certain intercompany loans of $67.7 million with the Company’s Canadian subsidiary, E.D. Smith and $25.0 million for the acquisition of Naturally Fresh.

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

Debt Obligations

At June 30, 2012, we had $434.3 million in borrowings outstanding under our revolving credit facility, $400 million of 7.75% high yield notes outstanding, $100 million of senior notes outstanding and $7.9 million of tax increment financing and other obligations. In addition, at June 30, 2012, there were $9.2 million in letters of credit under the revolving credit facility that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $750 million, of which $306.5 million was available at June 30, 2012. Interest rates on debt outstanding under our revolving credit facility as of June 30, 2012 averaged 1.71%.

We are in compliance with applicable debt covenants as of June 30, 2012.

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to our critical accounting policies in the six months ended June 30, 2012.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk, as of June 30, 2012. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance of $434.3 million under our revolving credit facility at June 30, 2012, each 1% rise in our interest rate would increase our interest expense by approximately $4.3 million annually.

Input Costs

The costs of raw materials, packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials, ingredients, and packaging materials in the first six months of 2012 compared to 2011. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities, as well as our transportation costs increased in the first six months of 2012. We expect the volatile nature of these costs to continue with an overall upward trend.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the six months ended June 30, 2012 the Company recognized a net loss of $2.2 million, of which a loss of $1.8 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.4 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange. For the six months ended June 30, 2011, the Company recognized a net foreign currency exchange gain of $6.8 million, of which a gain of $7.4 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.6 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts were entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. As of June 30, 2011, the Company had a liability of $0.1 million and realized a gain of approximately $0.1 million in the six months ended June 30, 2011. There were no foreign currency contracts outstanding as of June 30, 2012.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2012, the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective. We have excluded Naturally Fresh from our evaluation of disclosure controls and procedures as of June 30, 2012 because Naturally Fresh was acquired by the Company on April 13, 2012. The net sales and total assets of Naturally Fresh represented approximately 3.5% and 1.3%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the quarter ended June 30, 2012.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2012 and 2011, and of cash flows for the six month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

August 8, 2012

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

Item 5. Other Information

On August 8, 2012, the Company announced plans to close its plants in Mendota, Illinois and Seaforth, Ontario, Canada. For more information regarding the expected timing and costs associated with the closure of these plants, see Note 22 to our Condensed Consolidated Financial Statements.

Item 6. Exhibits

10.1	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 6, 2012.

12.1	Computation of Ratio of Earnings to Fixed Changes.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

August 8, 2012