Form 10-Q
period 2012-09-30
TreeHouse Foods, Inc.
filed 2012-11-07
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012.

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

Yes    ☐    No    ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2012: 36,184,194

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,797	$3,279
Receivables, net	128,495	115,168
Inventories, net	391,306	329,374
Deferred income taxes	4,224	3,854
Prepaid expenses and other current assets	13,746	12,638
Assets held for sale	4,081	4,081

Total current assets	625,649	468,394
Property, plant and equipment, net	424,241	406,558
Goodwill	1,072,516	1,068,419
Intangible assets, net	424,046	437,860
Other assets, net	22,282	23,298

Total assets	$2,568,734	$2,404,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$200,993	$169,525
Current portion of long-term debt	2,016	1,954

Total current liabilities	203,009	171,479
Long-term debt	953,474	902,929
Deferred income taxes	210,876	202,258
Other long-term liabilities	43,676	54,346

Total liabilities	1,411,035	1,331,012
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 36,169 and 35,921 shares issued and outstanding, respectively	362	359
Additional paid-in capital	722,711	714,932
Retained earnings	443,725	380,588
Accumulated other comprehensive loss	(9,099)	(22,362)

Total stockholders’ equity	1,157,699	1,073,517

Total liabilities and stockholders’ equity	$2,568,734	$2,404,529

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net sales	$538,112	$528,050	$1,589,344	$1,514,183
Cost of sales	424,903	402,518	1,254,612	1,158,285

Gross profit	113,209	125,532	334,732	355,898
Operating expenses:
Selling and distribution	32,546	34,932	100,698	106,750
General and administrative	27,929	27,376	77,237	87,221
Other operating expense, net	3,541	1,733	3,952	5,731
Amortization expense	7,848	8,839	24,735	25,207

Total operating expenses	71,864	72,880	206,622	224,909

Operating income	41,345	52,652	128,110	130,989
Other expense (income):
Interest expense	12,760	12,610	38,410	39,931
Loss (gain) on foreign currency exchange	237	(5,620)	643	(5,065)
Other (income) expense, net	(614)	547	895	(170)

Total other expense	12,383	7,537	39,948	34,696

Income before income taxes	28,962	45,115	88,162	96,293
Income taxes	7,408	14,725	25,023	31,750

Net income	$21,554	$30,390	$63,139	$64,543

Net earnings per common share:
Basic	$.60	$.84	$1.75	$1.81
Diluted	$.58	$.82	$1.70	$1.75
Weighted average common shares:
Basic	36,149	35,967	36,116	35,721
Diluted	37,074	36,911	37,116	36,894

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$21,554	$30,390	$63,139	$64,543

Other comprehensive income (loss):
Foreign currency translation adjustments	14,085	(17,829)	12,301	(10,453)
Pension and post-retirement reclassification adjustment (1)	280	169	841	507
Derivative reclassification adjustment (2)	40	40	121	120

Other comprehensive income (loss)	14,405	(17,620)	13,263	(9,826)

Comprehensive income	$35,959	$12,770	$76,402	$54,717

(1)	Net of tax of $178 and $106 for the three months ended September 30, 2012 and 2011, respectively, and $530 and $317 for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Net of tax of $25 for the three months ended September 30, 2012 and 2011, respectively, and $76 for the nine months ended September 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$63,139	$64,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,088	36,473
Amortization	24,735	25,207
Gain on foreign currency exchange	(233)	(274)
Mark to market adjustment on derivative contracts	972	(1,742)
Excess tax benefits from stock-based compensation	(2,540)	(3,888)
Stock-based compensation	9,112	12,573
Loss on disposition of assets	2,572	663
Write-down of tangible assets	—	2,891
Deferred income taxes	8,248	5,303
Other	1,372	121
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,928)	(23,806)
Inventories	(51,593)	(81,540)
Prepaid expenses and other assets	1,313	2,447
Accounts payable, accrued expenses and other liabilities	11,313	11,908

Net cash provided by operating activities	104,570	50,879
Cash flows from investing activities:
Additions to property, plant and equipment	(44,539)	(52,817)
Additions to other intangible assets	(6,812)	(7,615)
Acquisition of business, net of cash acquired	(25,000)	3,243
Proceeds from sale of fixed assets	42	233

Net cash used in investing activities	(76,309)	(56,956)
Cash flows from financing activities:
Borrowings under revolving credit facility	276,600	225,600
Payments under revolving credit facility	(224,400)	(213,900)
Payments on capitalized lease obligations	(1,491)	(961)
Payment of deferred financing costs	—	(1,518)
Net payments related to stock-based award activities	(3,812)	(8,672)
Excess tax benefits from stock-based compensation	2,540	3,888

Net cash provided by financing activities	49,437	4,437

Effect of exchange rate changes on cash and cash equivalents	2,820	(1,603)

Net increase (decrease) in cash and cash equivalents	80,518	(3,243)
Cash and cash equivalents, beginning of period	3,279	6,323

Cash and cash equivalents, end of period	$83,797	$3,080

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2012

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

2. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which is intended to simplify how an entity tests other intangible assets for impairment, by allowing companies the option of performing a qualitative assessment before calculating the fair value of the asset when testing indefinite-lived intangible assets for impairment. The ASU also revises the examples of events and circumstances that an entity should consider in interim periods. This ASU is effective for annual and interim period impairment tests performed for fiscal years beginning after September 15, 2012. This ASU does not change how intangible assets are accounted for, accordingly, the Company does not believe this ASU will have a significant impact on the Company’s financial statements.

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

On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides converged guidance on how (not when) to measure fair value. The ASU provides expanded disclosure requirements and other amendments, including those that eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU is effective for interim and annual periods beginning after December 15, 2011 and adoption of this ASU did not have a significant impact on the Company’s disclosures or fair value measurements as presented in Note 19.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Restructuring

Soup restructuring - On August 7, 2012, following a strategic review of the soup category and its related business, the Company announced a restructuring plan that includes the closure of its Mendota, Illinois soup plant. Subsequently, the Company amended the plan to include reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business at the Pittsburgh facility. The restructuring will reduce manufacturing costs by streamlining operations and transferring production to the Company’s Pittsburgh, Pennsylvania soup plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment and is expected to end in the first quarter of 2013, with full plant closure occurring in the same quarter. Total costs are expected to be approximately $21.4 million as detailed below, of which $6.4 million is expected to be in cash. The total expected costs increased from $17.7 million, as previously reported, as estimates were refined. Expenses associated with the restructuring are aggregated in the Other operating expense, net line item of the Condensed Consolidated Statement of Income with the exception of accelerated depreciation, which is recorded in Cost of sales.

Seaforth, Ontario, Canada - On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada and the transfer of production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility was primarily related to the North American Retail Grocery segment and is expected to end in the second quarter of 2013, with full plant closure expected in the third quarter of 2013. Total costs to close the Seaforth facility are expected to be approximately $13.6 million as detailed below, of which $6.5 million is expected to be in cash. The total expected costs decreased from $17.3 million, as previously reported, as estimates were refined. Expenses incurred associated with the facility closure are aggregated in the Other operating expense, net line item of the Condensed Consolidated Statement of Income with the exception of accelerated depreciation, which is recorded in Cost of sales.

	Soup Restructuring		Seaforth Closure
	Three and Nine Months Ended September 30, 2012	Total Expected Costs	Three and Nine Months Ended September 30, 2012	Total Expected Costs
	(In thousands)		(In thousands)
Accelerated depreciation	$823	$15,067	$1,799	$7,100
Severance and outplacement	75	2,625	2,136	3,930
Other closure costs	325	3,743	40	2,520

Total	$1,223	$21,435	$3,975	$13,550

As disclosed in footnote 4, the Company acquired substantially all of the assets of Naturally Fresh, Inc. Subsequent to the acquisition, during the third quarter of 2012, the Company closed the trucking operations of Naturally Fresh that were acquired in the purchase. This action resulted in approximately $0.8 million of severance costs that are recorded in the Other operating expense, net line of the Condensed Consolidated Statements of Income.

Liabilities recorded as of September 30, 2012 associated with the restructurings include severance costs of $2.7 million and are included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the severance liability as of September 30, 2012.

Severance Liability
(In thousands)
Balance as of June 30, 2012	$—
Expense	2,963
Payments	292

Balance as of September 30,2012	$2,671

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Springfield, MO - As of December 31, 2011, the Company closed its pickle plant in Springfield, Missouri. Production ceased in August 2011 and has been transferred to other pickle facilities. Production at the Springfield facility was primarily related to the Food Away From Home segment. Closure costs for the three and nine months ended September 30, 2012 were insignificant. For the three and nine months ended September 30, 2011, total closure costs were $1.4 million and $4.6 million, respectively. These costs are included in Other operating expense, net line in our Condensed Consolidated Statements of Income.

4. Acquisitions

On April 13, 2012, the Company completed its acquisition of substantially all the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. Naturally Fresh has annual revenues of approximately $80 million. The purchase price was approximately $26 million, net of cash. The acquisition was financed through borrowings under the Company’s revolving credit facility. The acquisition expanded the Company’s refrigerated manufacturing and packaging capabilities, broaden its distribution footprint and further develop its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility, coupled with the Company’s existing West Coast and Chicago based refrigerated food plants, will allow the Company to more efficiently service customers from coast to coast.

The acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition and are in each of our segments. Included in the Company’s Condensed Consolidated Statements of Income are Naturally Fresh net sales of $21.1 million and $39.7 million and operating income of $0.3 million and loss of $1.3 million for the three and nine months ended September 30, 2012, respectively. At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values, and is subject to adjustments. No goodwill was created with this acquisition and an insignificant bargain purchase gain was recognized and recorded in the Other operating (income) expense, net line of the Condensed Consolidated Statement of Income. Prior to recognizing the gain, the Company reassessed the fair value of the assets acquired and liabilities assumed in the acquisition. The insignificant bargain purchase gain is the result of the difference between the fair value of the assets acquired and the purchase price. Pro forma disclosures related to the transaction are not included since they are not considered material. We have made an allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)
Cash	$975
Receivables	6,603
Inventory	8,574
Property plant and equipment	16,953
Customer relationships	1,300
Trade Names	800
Non-compete agreement	120
Other intangible assets	111
Other assets	1,176
Assumed liabilities	(9,641)

Fair value of net assets acquired	26,971
Gain on bargain purchase	(41)

Total purchase price	$26,930

The Company allocated $1.3 million to customer relationships that have an estimated life of twenty years, $0.8 million to trade names that have an estimated life of ten years, $0.1 million to a non-compete agreement with a life of five years, and $0.1 million to other intangible assets with a weighted average life of approximately four years. The Company increased the cost of inventories by $0.4 million, and expensed the amount as a component of cost of goods sold in the second quarter of 2012. The Company incurred approximately $0.8 million in acquisition related costs. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Income.

5. Inventories

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials and supplies	$138,089	$115,719
Finished goods	273,372	233,408
LIFO reserve	(20,155)	(19,753)

Total	$391,306	$329,374

Approximately $101.2 million and $82.0 million of our inventory was accounted for under the Last-in, First-out (“LIFO”) method of accounting at September 30, 2012 and December 31, 2011, respectively.

6. Property, Plant and Equipment

	September 30, 2012	December 31, 2011
	(In thousands)
Land	$25,472	$19,256
Buildings and improvements	174,458	158,370
Machinery and equipment	460,750	417,156
Construction in progress	34,107	42,683

Total	694,787	637,465
Less accumulated depreciation	(270,546)	(230,907)

Property, plant and equipment, net	$424,241	$406,558

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
	(In thousands)
Balance at December 31, 2011	$842,801	$92,036	$133,582	$1,068,419
Currency exchange adjustment	3,583	514	—	4,097

Balance at September 30, 2012	$846,384	$92,550	$133,582	$1,072,516

The Company has not incurred any goodwill impairments since its inception.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$33,121	$—	$33,121	$32,155	$—	$32,155
Intangible assets with finite lives:
Customer-related	448,340	(101,768)	346,572	444,540	(82,152)	362,388
Non-compete agreement	120	(12)	108	1,000	(1,000)	—
Trademarks	20,810	(5,403)	15,407	20,010	(4,555)	15,455
Formulas/recipes	6,927	(4,366)	2,561	6,799	(3,302)	3,497
Computer software	41,677	(15,400)	26,277	35,721	(11,356)	24,365

Total	$550,995	$(126,949)	$424,046	$540,225	$(102,365)	$437,860

Amortization expense on intangible assets for the three months ended September 30, 2012 and 2011 was $7.8 million and $8.8 million, respectively, and $24.7 million and $25.2 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense on intangible assets for 2012 and the next four years is as follows:

(In thousands)
2012	$32,645
2013	$31,330
2014	$30,924
2015	$29,819
2016	$29,664

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Accounts Payable and Accrued Expenses

	September 30, 2012	December 31, 2011
	(In thousands)
Accounts payable	$147,992	$109,178
Payroll and benefits	25,068	17,079
Interest and taxes	8,465	20,659
Health insurance, workers’ compensation and other insurance costs	6,400	5,584
Marketing expenses	6,182	7,148
Other accrued liabilities	6,886	9,877

Total	$200,993	$169,525

9. Income Taxes

Income tax expense was recorded at an effective rate of 25.6% and 28.4% for the three and nine months ended September 30, 2012, respectively, compared to 32.6% and 33.0% for the three and nine months ended September 30, 2011, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. The decrease in the effective tax rate for the three and nine months ended September 30, 2012 as compared to 2011 is attributable to the tax impact of the repayment of certain intercompany debt, a decrease in the Canadian statutory tax rate and a decrease in state tax expense.

During the second quarter of 2012, the IRS initiated an examination of TreeHouse Foods’ 2010 tax year, and the Canadian Revenue Agency (CRA) initiated an examination of the E.D. Smith 2008, 2009, and 2010 tax years. During the fourth quarter of 2011 the IRS initiated an examination of S.T. Specialty Foods, Inc.’s (“S.T. Specialty Foods”) pre-acquisition tax year ended October 28, 2010. The IRS and CRA examinations are expected to be completed in 2013 or 2014. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2012 or 2013.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $5.2 million within the next 12 months, primarily as a result of the resolution of audits currently in progress in several jurisdictions and the lapsing of statutes of limitations.

10. Long-Term Debt

	September 30, 2012	December 31, 2011
	(In thousands)
Revolving credit facility	$448,000	$395,800
High yield notes	400,000	400,000
Senior notes	100,000	100,000
Tax increment financing and other debt	7,490	9,083

Total debt outstanding	955,490	904,883
Less current portion	(2,016)	(1,954)

Total long-term debt	$953,474	$902,929

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million, of which $291.2 million was available as of September 30, 2012. The revolving credit facility matures September 23, 2016. In addition, as of September 30, 2012, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn. Our revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of September 30, 2012. The Company’s average interest rate on debt outstanding under its revolving credit facility for the three and nine months ended September 30, 2012 was 1.70% and 1.71%, respectively.

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

High Yield Notes — The Company’s 7.75% high yield notes in aggregate principal amount of $400 million are due March 1, 2018. The high yield notes are guaranteed by the Company’s 100 percent owned subsidiary Bay Valley Foods, LLC and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm Foods, Inc. (“Sturm Foods”); and S.T. Specialty Foods and certain other of the Company’s subsidiaries that may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee the Company’s payment obligations under any series of debt securities offered. The Indenture governing the high yield notes provides, among other things, that the high yield notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants of which the Company is in compliance as of September 30, 2012.

Senior Notes — The Company has outstanding $100 million in aggregate principal amount of 6.03% senior notes due September 30, 2013, issued in a private placement pursuant to a note purchase agreement among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. The Company is in compliance with the applicable covenants as of September 30, 2012. The Company will continue to classify these notes as long term, as the Company has the ability and intent to refinance them on a long-term basis using the revolving credit facility or other long-term financing arrangements.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Weighted average common shares outstanding	36,149	35,967	36,116	35,721
Assumed exercise/vesting of equity awards (1)	925	944	1,000	1,173

Weighted average diluted common shares outstanding	37,074	36,911	37,116	36,894

(1)	Incremental shares from stock-based compensation awards (equity awards) are computed by the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 437 thousand and 551 thousand for the three and nine months ended September 30, 2012, respectively, and 110 thousand and 241 thousand for the three and nine months ended September 30, 2011, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Stock-Based Compensation

Income before income taxes for the three and nine month periods ended September 30, 2012 and 2011 includes share-based compensation expense of $3.4 million, $9.1 million, $3.1 million and $12.6 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.3 million, $3.1 million, $1.2 million and $4.9 million for the three and nine month periods ended September 30, 2012 and 2011, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2012. Stock options are granted under our long-term incentive plan, and generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2011	2,243	95	$29.76	4.8	$83,292
Granted	283	—	$60.95	—	$—
Forfeited	(8)	—	$49.05	—	$—
Exercised	(33)	(23)	$27.06	—	$—

Outstanding, September 30, 2012	2,485	72	$33.21	4.7	$51,943

Vested/expected to vest, at September 30, 2012	2,458	72	$32.93	4.6	$51,941

Exercisable, September 30, 2012	2,091	72	$28.64	3.8	$51,681

Compensation costs related to unvested options totaled $6.7 million at September 30, 2012 and will be recognized over the remaining vesting period of the grants, which averages 2.4 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2012 include the following: expected volatility of 32.85%, expected term of six years, risk free rate of 1.15%, and no dividends. The average grant date fair value of stock options granted in the nine months ended September 30, 2012 was $20.70. Stock options issued during the nine months ended September 30, 2012 totaled 283 thousand. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was approximately $1.8 million and $3.1 million, respectively. The tax benefit recognized from stock option exercises was $0.7 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively.

In addition to stock options, the Company may also grant restricted stock, restricted stock units and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock and restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest, generally, on the anniversary of the thirteenth month of the award. Beginning with the 2012 grant, Director restricted stock units will vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors. The following table summarizes the restricted stock and restricted stock unit activity during the nine months ended September 30, 2012:

	Employee Restricted Stock	Weighted Average Grant Date Fair Value	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Outstanding, at December 31, 2011	15	$26.35	368	$44.66	71	$35.51
Granted	—	$—	188	$61.00	15	$61.41
Vested	(14)	$26.35	(162)	$42.44	(8)	$42.10
Forfeited	(1)	$26.35	(21)	$53.59	—	$—

Outstanding, at September 30, 2012	—	$—	373	$53.34	78	$39.88

Future compensation costs related to restricted stock units is approximately $15.1 million as of September 30, 2012, and will be recognized on a weighted average basis, over the next 2.1 years. The grant date fair value of the awards granted in 2012 is equal to the Company’s closing stock price on the grant date. The restricted stock and restricted stock units vested during the nine months ended September 30, 2012 and 2011 had a fair value on the vest date of $11.1 million and $22.9 million, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 29, 2012, based on achievement of operating performance measures, 46,959 performance units were converted into 93,918 shares of stock. Conversion of these shares was based on attainment of at least 120% of the target performance goals, and resulted in the vesting awards being converted into two shares of stock for each performance unit. The following table summarizes the performance unit activity during the nine months ended September 30, 2012:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2011	130	$42.11
Granted	150	$50.14
Vested	(101)	$28.96
Forfeited	(11)	$50.67

Unvested, at September 30, 2012	168	$56.60

Future compensation cost related to the performance units is estimated to be approximately $3.3 million as of September 30, 2012, and is expected to be recognized over the next 2.6 years. The grant fair value of the awards is equal to the Company’s closing stock price on the date of grant.

13. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits	Derivative Financial Instrument	Accumulated Other Comprehensive Loss
		(In thousands)
Balance at December 31, 2011	$(10,268)	$(11,825)	$(269)	$(22,362)
Other comprehensive (loss) income	12,301	841	121	13,263

Balance at September 30, 2012	$2,033	$(10,984)	$(148)	$(9,099)

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

Components of net periodic pension expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Service cost	$525	$560	$1,790	$1,680
Interest cost	643	560	1,827	1,680
Expected return on plan assets	(582)	(592)	(1,745)	(1,776)
Amortization of prior service costs	151	151	453	453
Amortization of unrecognized net loss	459	144	1,077	432

Net periodic pension cost	$1,196	$823	$3,402	$2,469

The Company contributed $3.3 million to the pension plans in the first nine months of 2012 and expects to contribute approximately $4.2 million in 2012.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Service cost	$8	$9	$23	$27
Interest cost	39	31	116	93
Amortization of prior service credit	(18)	(17)	(53)	(52)
Amortization of unrecognized net loss	14	(3)	41	(8)

Net periodic postretirement cost	$43	$20	$127	$60

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2012.

15. Other Operating Expense, Net

The Company incurred Other operating expense, for the three and nine months ended September 30, 2012 and 2011, which consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Restructuring	$3,541	$1,603	$4,095	$5,668
Other expense (income)	—	130	(143)	63

Total other operating expense, net	$3,541	$1,733	$3,952	$5,731

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Interest paid	$42,323	$47,791
Income taxes paid	$25,274	$20,774
Accrued purchase of property and equipment	$5,211	$2,771
Accrued other intangible assets	$1,553	$1,406
Accrued purchase price	$956	$—

Non-cash financing activities for the nine months ended September 30, 2012 and 2011 include the settlement of 153,436 shares and 557,860 shares, respectively, of restricted stock, restricted stock units and performance units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

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

Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2012, the Company had three foreign currency contracts for the purchase of U.S. dollars, all expiring by the end of the fourth quarter in 2012. The total contracted U.S. dollar amount as of September 30, 2012 is $18 million.

Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes a combination of derivative contracts, purchase orders and various short and long term supply arrangements to manage commodity price risk. Commodity forward contracts generally qualify for the normal purchase exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions.

The Company’s derivative commodity contracts include contracts for diesel, oil, plastics, natural gas, electricity, and certain soybean oil contracts that do not meet the requirements for the normal purchase exception.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. The contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and the soybean oil contracts are used to manage the price risk associated with the raw material cost. As of December 31, 2011, the Company had outstanding oil contracts with a notional amount of 18,000 barrels which expired March 31, 2012. As of September 30, 2012, the Company had outstanding contracts for plastics with a notional amount of 3.5 million pounds, and diesel contracts with a notional amount of 1.0 million gallons both expiring December 31, 2012. The Company had outstanding contracts for the purchase of 6,431 megawatts of electricity, expiring in the fourth quarter of 2012 and outstanding contracts for the purchase of 687,415 dekatherms of natural gas, of which 207,145 dekatherms expire in the fourth quarter of 2012, and 480,270 dekatherms expire throughout 2013. As of September 30, 2012, there were 10.3 million pounds of soybean oil contracts outstanding, of which 1.6 million pounds expires as of December 31, 2012, and 8.7 million pounds expires in the first half of 2013.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011
		(In thousands)
Asset Derivative:
Commodity contracts	Prepaid expenses and other current assets	$544	$163

		$544	$163

		Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011
		(In thousands)
Liability Derivative:
Foreign exchange contracts	Accounts payable and accrued expenses	$40	$—
Commodity contracts	Accounts payable and accrued expenses	$1,313	$—

		$1,353	$—

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of Gain (Loss)	2012	2011	2012	2011
	Recognized in Income	(In thousands)		(In thousands)
Mark to market unrealized gain (loss):
Interest rate swap	Other income, net	$—	$200	$—	$1,100
Foreign currency contracts	Loss on foreign currency exchange	(40)	1,500	(40)	1,600
Commodity contracts	Other income, net	649	(800)	(932)	(700)

		609	900	(972)	2,000
Realized gain (loss):
Interest rate swap	Interest expense	—	(185)	—	(854)
Commodity contracts	Cost of sales	(688)	102	(660)	300
Commodity contracts	Selling and distribution	278	(46)	351	(46)

		(410)	(129)	(309)	(600)

Total gain (loss)		$199	$771	$(1,281)	$1,400

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Fair Value

The following table presents the carrying value and fair value of our financial instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving credit facility	$(448,000)	$(449,119)	$(395,800)	$(396,728)	2
Senior notes	$(100,000)	$(101,830)	$(100,000)	$(101,529)	2
High yield notes	$(400,000)	$(438,500)	$(400,000)	$(433,000)	2

Recorded on a recurring basis at fair value (liability) asset:
Foreign exchange contracts	$(40)	$(40)	$—	$—	2
Commodity contracts	$(769)	$(769)	$163	$163	2

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the revolving credit facility, senior notes, high yield notes and commodity contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair value of the revolving credit facility and senior notes were estimated using present value techniques and market based interest rates and credit spreads. The fair value of the Company’s high yield notes was estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume.

The value of the commodity contracts is based on an analysis comparing the contract rates to the forward curve rates throughout the term of the contracts. The commodity contracts are recorded at fair value on the Condensed Consolidated Balance Sheets.

The fair value of the foreign exchange contracts is determined using Level 2 inputs by comparing the foreign exchange rate of the Company’s contracts to the spot rate as of September 30, 2012.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling and distribution expenses and corporate expenses which consist of general and administrative expenses, amortization expense, other operating expense, restructuring charges, interest expense, foreign currency exchange and other (income) expense. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$384,663	$369,547	$1,135,204	$1,073,874
Food Away From Home	89,827	79,454	253,061	232,857
Industrial and Export	63,622	79,049	201,079	207,452

Total	$538,112	$528,050	$1,589,344	$1,514,183

Direct operating income:
North American Retail Grocery	$60,331	$64,706	$176,835	$181,799
Food Away From Home	12,568	13,555	32,844	33,903
Industrial and Export	11,197	13,511	30,497	37,088

Total	84,096	91,772	240,176	252,790
Unallocated selling and distribution expenses	(811)	(1,172)	(3,520)	(3,642)
Unallocated depreciation (1)	(2,622)	—	(2,622)	—
Unallocated corporate expense	(39,318)	(37,948)	(105,924)	(118,159)

Operating income	41,345	52,652	128,110	130,989
Other expense	(12,383)	(7,537)	(39,948)	(34,696)

Income before income taxes	$28,962	$45,115	$88,162	$96,293

(1)	Restructuring costs included in cost of sales in the Condensed Consolidated Statements of Income.

Geographic Information — The Company had revenues to customers outside of the United States of approximately 13.3% and 13.7% of total consolidated net sales in the nine months ended September 30, 2012 and 2011, respectively, with 12.3% and 12.1% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 20.5% and 18.9% of consolidated net sales in the nine months ended September 30, 2012 and 2011, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Products:
Non-dairy creamer	$84,109	$101,179	$257,006	$257,581
Pickles	77,032	73,236	236,532	231,372
Salad dressings	73,248	57,504	213,894	170,154
Soup and infant feeding	70,248	73,127	194,871	205,620
Mexican and other sauces	58,208	48,432	173,277	148,111
Powdered drinks	54,579	55,107	160,252	168,913
Hot cereals	37,466	35,736	114,435	107,461
Dry dinners	34,537	32,767	95,901	85,569
Aseptic products	22,390	24,509	71,076	69,528
Jams	14,330	17,118	45,874	52,422
Other products	11,965	9,335	26,226	17,452

Total net sales	$538,112	$528,050	$1,589,344	$1,514,183

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Guarantor and Non-Guarantor Financial Information

The Company’s high yield notes are guaranteed by its 100 percent owned subsidiary Bay Valley Foods, LLC and its 100 percent owned subsidiaries EDS Holdings, LLC, Sturm Foods, Inc. and S.T. Specialty Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2012 and 2011, and for the three and nine months ended September 30, 2012, and 2011. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

September 30, 2012

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3,678	$80,119	$—	$83,797
Receivables, net	(120)	103,776	24,839	—	128,495
Inventories, net	—	340,156	51,150	—	391,306
Deferred income taxes	—	4,085	139	—	4,224
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,018	12,632	96	—	13,746

Total current assets	898	468,408	156,343	—	625,649
Property, plant and equipment, net	14,344	372,563	37,334	—	424,241
Goodwill	—	957,429	115,087	—	1,072,516
Investment in subsidiaries	1,696,135	194,920	—	(1,891,055)	—
Intercompany accounts receivable (payable) net	345,727	(184,665)	(161,062)	—	—
Deferred income taxes	13,412	—	—	(13,412)	—
Identifiable intangible and other assets, net	50,033	319,455	76,840	—	446,328

Total assets	$2,120,549	$2,128,110	$224,542	$(1,904,467)	$2,568,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$(2,516)	$190,227	$13,282	$—	$200,993
Current portion of long-term debt	—	2,016	—	—	2,016

Total current liabilities	(2,516)	192,243	13,282	—	203,009
Long-term debt	948,000	5,474	—	—	953,474
Deferred income taxes	2,635	205,313	16,340	(13,412)	210,876
Other long-term liabilities	14,731	28,945	—	—	43,676
Stockholders’ equity	1,157,699	1,696,135	194,920	(1,891,055)	1,157,699

Total liabilities and stockholders’ equity	$2,120,549	$2,128,110	$224,542	$(1,904,467)	$2,568,734

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$477,105	$73,261	$(12,254)	$538,112
Cost of sales	—	378,134	59,023	(12,254)	424,903

Gross profit	—	98,971	14,238	—	113,209
Selling, general and administrative expense	10,252	44,414	5,809	—	60,475
Amortization	1,089	5,510	1,249	—	7,848
Other operating income, net	859	506	2,176	—	3,541

Operating (loss) income	(12,200)	48,541	5,004	—	41,345
Interest expense (income), net	12,814	(3,360)	3,306	—	12,760
Other income, net	(36)	(965)	624	—	(377)

(Loss) income before income taxes	(24,978)	52,866	1,074	—	28,962
Income taxes (benefit)	(4,069)	10,749	728	—	7,408
Equity in net income of subsidiaries	42,463	346	—	(42,809)	—

Net income	$21,554	$42,463	$346	$(42,809)	$21,554

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$467,356	$68,999	$(8,305)	$528,050
Cost of sales	—	358,055	52,768	(8,305)	402,518

Gross profit	—	109,301	16,231	—	125,532
Selling, general and administrative expense	13,382	42,642	6,284	—	62,308
Amortization	891	6,676	1,272	—	8,839
Other operating expense, net	—	1,733	—	—	1,733

Operating (loss) income	(14,273)	58,250	8,675	—	52,652
Interest expense (income), net	12,318	(3,321)	3,613	—	12,610
Other (income) expense, net	(283)	(164)	(4,626)	—	(5,073)

(Loss) income before income taxes	(26,308)	61,735	9,688	—	45,115
Income taxes (benefit)	(9,883)	21,770	2,838	—	14,725
Equity in net income of subsidiaries	46,815	6,850	—	(53,665)	—

Net income	$30,390	$46,815	$6,850	$(53,665)	$30,390

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Nine months ended September 30, 2012

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	1,404,696	$219,848	$(35,200)	$1,589,344
Cost of sales	—	1,116,318	173,494	(35,200)	1,254,612

Gross profit	—	288,378	46,354	—	334,732
Selling, general and administrative expense	34,895	124,700	18,340	—	177,935
Amortization	3,315	17,697	3,723	—	24,735
Other operating expense, net	859	917	2,176	—	3,952

Operating (loss) income	(39,069)	145,064	22,115	—	128,110
Interest expense (income), net	38,140	(10,154)	10,424	—	38,410
Other (income) expense, net	(36)	570	1,004	—	1,538

(Loss) income before income taxes	(77,173)	154,648	10,687	—	88,162
Income taxes (benefit)	(23,930)	45,704	3,249	—	25,023
Equity in net income of subsidiaries	116,382	7,438	—	(123,820)	—

Net income	$63,139	$116,382	$7,438	$(123,820)	$63,139

Condensed Supplemental Consolidating Statement of Income

Nine Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,329,376	$208,270	$(23,463)	$1,514,183
Cost of sales	—	1,021,123	160,625	(23,463)	1,158,285

Gross profit	—	308,253	47,645	—	355,898
Selling, general and administrative expense	42,474	132,539	18,958	—	193,971
Amortization	2,196	19,192	3,819	—	25,207
Other operating expense, net	—	5,731	—	—	5,731

Operating (loss) income	(44,670)	150,791	24,868	—	130,989
Interest expense (income), net	38,546	(9,365)	10,750	—	39,931
Other (income) expense, net	(928)	484	(4,791)	—	(5,235)

(Loss) income before income taxes	(82,288)	159,672	18,909	—	96,293
Income taxes (benefit)	(30,972)	57,409	5,313	—	31,750
Equity in net income of subsidiaries	115,859	13,596	—	(129,455)	—

Net income	$64,543	$115,859	$13,596	$(129,455)	$64,543

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$21,554	$42,463	346	$(42,809)	$21,554

Other comprehensive income:
Foreign currency translation adjustments	—	6,165	7,920	—	14,085
Pension and post-retirement reclassification adjustment, net of tax	—	280	—	—	280
Derivatives reclassification adjustment, net of tax	40	—	—	—	40

Other comprehensive income	40	6,445	7,920	—	14,405
Equity in other comprehensive income of subsidiaries	14,365	7,920	—	(22,285)	—

Comprehensive income	$35,959	$56,828	$8,266	$(65,094)	$35,959

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$30,390	$46,815	$6,850	$(53,665)	$30,390

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(8,355)	(9,474)	—	(17,829)
Pension and post-retirement reclassification adjustment, net of tax	—	169	—	—	169
Derivative reclassification adjustment, net of tax	40	—	—	—	40

Other comprehensive income (loss)	40	(8,186)	(9,474)	—	(17,620)
Equity in other comprehensive income of subsidiaries	(17,660)	(9,474)	—	27,134	—

Comprehensive income	$12,770	$29,155	$(2,624)	$(26,531)	$12,770

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$63,139	$116,382	$7,438	$(123,820)	$63,139

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	5,430	6,871	—	12,301
Pension and post-retirement reclassification adjustment, net of tax	—	841	—	—	841
Derivative reclassification adjustment, net of tax	121	—	—	—	121

Other comprehensive (loss) income	121	6,271	6,871	—	13,263
Equity in other comprehensive income of subsidiaries	13,142	6,871	—	(20,013)	—

Comprehensive income	$76,402	$129,524	$14,309	$(143,833)	$76,402

Condensed Supplemental Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$64,543	$115,859	$13,596	$(129,455)	$64,543

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(4,755)	(5,698)	—	(10,453)
Pension and post-retirement reclassification adjustment, net of tax	—	507	—	—	507
Derivative reclassification adjustment, net of tax	120	—	—	—	120

Other comprehensive (loss) income	120	(4,248)	(5,698)	—	(9,826)
Equity in other comprehensive income of subsidiaries	(9,946)	(5,698)	—	15,644	—

Comprehensive income	$54,717	$105,913	$7,898	$(113,811)	$54,717

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(54,507)	$77,427	$81,650	$—	$104,570
Cash flows from investing activities:
Additions to property, plant and equipment	55	(36,970)	(7,624)	—	(44,539)
Additions to other intangible assets	(6,268)	(544)	—	—	(6,812)
Acquisition of business, net of cash acquired	—	(25,000)	—	—	(25,000)
Proceeds from sale of fixed assets	—	42	—	—	42

Net cash used in investing activities	(6,213)	(62,472)	(7,624)	—	(76,309)
Cash flows from financing activities:
Borrowings under revolving credit facility	276,600	—	—	—	276,600
Payments under revolving credit facility	(224,400)	—	—	—	(224,400)
Payments on capitalized lease obligations	—	(1,491)	—	—	(1,491)
Intercompany transfer	9,792	(9,792)	—	—	—
Net payments related to stock-based award activities	(3,812)	—	—	—	(3,812)
Excess tax benefits from stock-based compensation	2,540	—	—	—	2,540

Net cash provided by financing activities	60,720	(11,283)	—	—	49,437
Effect of exchange rate changes on cash and cash equivalents	—	—	2,820	—	2,820

Net increase in cash and cash equivalents	—	3,672	76,846	—	80,518
Cash and cash equivalents, beginning of period	—	6	3,273	—	3,279

Cash and cash equivalents, end of period	$—	$3,678	$80,119	$—	$83,797

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$ (62,203)	$111,843	$1,239	$—	$50,879
Cash flows from investing activities:
Additions to property, plant and equipment	(1,714)	(48,192)	(2,911)	—	(52,817)
Additions to other intangible assets	(4,344)	(3,271)	—	—	(7,615)
Acquisition of business, net of cash acquired	—	3,243	—	—	3,243
Proceeds from sale of fixed assets	—	210	23	—	233

Net cash used in investing activities	(6,058)	(48,010)	(2,888)	—	(56,956)
Cash flows from financing activities:
Borrowings under revolving credit facility	225,600	—	—	—	225,600
Payments under revolving credit facility	(213,900)	—	—	—	(213,900)
Payments on capitalized lease obligations	—	(961)	—	—	(961)
Intercompany transfer	62,863	(62,863)	—	—	—
Payment of deferred financing costs	(1,518)	—	—	—	(1,518)
Net payments related to stock-based award activities	(8,672)	—	—	—	(8,672)
Excess tax benefits from stock-based compensation	3,888	—	—	—	3,888

Net cash provided by financing activities	68,261	(63,824)	—	—	4,437
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,603)	—	(1,603)

Net increase (decrease) in cash and cash equivalents	—	9	(3,252)	—	(3,243)
Cash and cash equivalents, beginning of period	—	6	6,317	—	6,323

Cash and cash equivalents, end of period	$—	$15	$3,065	$—	$3,080

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered creamers, private label canned soups, refrigerated and shelf stable salad dressings and sauces, powdered drink mixes, hot cereals, macaroni and cheese, skillet dinners, Mexican sauces, jams and pie fillings, pickles and related products, aseptic sauces, and liquid non-dairy creamer. TreeHouse believes it is the largest manufacturer of pickles and non-dairy powdered creamer in the United States and the largest manufacturer of private label salad dressings, powdered drink mixes and instant hot cereals in the United States and Canada based on sales volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and nine months ended September 30, 2012 and 2011. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our current operations consist of the following:

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; condensed and ready to serve soups, broths and gravies; refrigerated and shelf stable salad dressings and sauces; pickles and related products; Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; hot cereals; macaroni and cheese; and skillet dinners.

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

The environment the Company operates in continues to be one that is challenged by the overall state of the economy, increased competition, and soft volumes. Also impacting the industry is continued volatility in energy and commodity prices. While energy and commodity costs trended lower earlier this year, they increased early in the quarter due in part to hot and dry weather, resulting in reduced expected production volumes of agricultural commodities, and thus increasing future input costs. However, as a result of our purchasing programs, the Company does not expect that these higher costs will impact a large portion of our input costs this year.

Throughout the year, and consistent with our peers, sales volume growth has been challenging. However, the Company has been able to achieve an increase in net sales on a year to date basis over the same period last year, due to price increases and additional sales from the Naturally Fresh acquisition, that were partially offset by a decrease in volumes and a change in sales mix. Additionally, the Company has continued to see a shift in sales to alternate retail channels, including dollar store, discount and limited assortment formats.

Recent Developments

On August 7, 2012, following a strategic review of the soup category and its related business, the Company announced a restructuring plan that includes the closure of its Mendota, Illinois soup plant. Subsequently, the Company amended the plan to include reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business at the Pittsburgh facility. The restructuring will reduce manufacturing costs by streamlining the operations and moving production to the Company’s Pittsburgh, Pennsylvania soup plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment and is expected to cease operations in the first quarter of 2013, with full plant closure occurring in the same quarter. Total restructuring costs are expected to be approximately $21.4 million. The total expected costs increased from $17.7 million, as previously reported, as a result of refined estimates. Components of the expected costs include non-cash accelerated depreciation of approximately $15.1 million, severance and outplacement costs of approximately $2.6 million, and other closure costs of approximately $3.7 million.

The Company will also close its salad dressing plant in Seaforth, Ontario, Canada and transfer production to facilities where the Company has lower production costs resulting from the recently completed capacity expansion. Production at the Seaforth, Ontario facility is expected to end in the second quarter of 2013, with full plant closure expected in the third quarter of 2013. Total costs to close the Seaforth facility are expected to be approximately $13.6 million. The total expected costs decreased from $17.3 million, as previously reported, as a result of refined estimates. Components of the charges include non-cash accelerated depreciation of approximately $7.1 million, severance of approximately $4.0 million, and other closure costs of approximately $2.5 million.

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

On April 13, 2012, the Company completed its acquisition of substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. Naturally Fresh has annual revenues of approximately $80 million. The Company paid a purchase price of approximately $26 million for the business, net of cash. The acquisition was financed through borrowings under the Company’s revolving credit facility. The acquisition expanded the Company’s refrigerated manufacturing and packaging capabilities, broaden its distribution footprint and further develop its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility, coupled with the Company’s existing West Coast and Chicago based refrigerated food plants, will allow the Company to more efficiently service customers from coast to coast.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$538,112	100.0%	$528,050	100.0%	$1,589,344	100.0%	$1,514,183	100.0%
Cost of sales	424,903	79.0	402,518	76.2	1,254,612	78.9	1,158,285	76.5

Gross profit	113,209	21.0	125,532	23.8	334,732	21.1	355,898	23.5
Operating expenses:
Selling and distribution	32,546	6.0	34,932	6.6	100,698	6.3	106,750	7.0
General and administrative	27,929	5.2	27,376	5.2	77,237	4.9	87,221	5.7
Other operating expense, net	3,541	0.7	1,733	0.3	3,952	0.2	5,731	0.4
Amortization expense	7,848	1.4	8,839	1.7	24,735	1.6	25,207	1.7

Total operating expenses	71,864	13.3	72,880	13.8	206,622	13.0	224,909	14.8

Operating income	41,345	7.7	52,652	10.0	128,110	8.1	130,989	8.7
Other expenses (income):
Interest expense, net	12,760	2.4	12,610	2.4	38,410	2.4	39,931	2.6
Loss (gain) on foreign currency exchange	237	0.0	(5,620)	(1.0)	643	0.1	(5,065)	(0.3)
Other (income) expense, net	(614)	(0.1)	547	0.1	895	0.1	(170)	—

Total other expense	12,383	2.3	7,537	1.5	39,948	2.6	34,696	2.3

Income before income taxes	28,962	5.4	45,115	8.5	88,162	5.5	96,293	6.4
Income taxes	7,408	1.4	14,725	2.7	25,023	1.5	31,750	2.1

Net income	$21,554	4.0%	$30,390	5.8%	$63,139	4.0%	$64,543	4.3%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Sales — Third quarter net sales increased 1.9% to $538.1 million in 2012 compared to $528.1 million in the third quarter of 2011. The increase is primarily driven by increases in pricing needed to offset higher input costs, and the acquisition of Naturally Fresh. Net sales by segment are shown in the following table:

	Three Months Ended September 30,
	2012	2011	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in thousands)
North American Retail Grocery	$384,663	$369,547	$15,116	4.1%
Food Away From Home	89,827	79,454	10,373	13.1
Industrial and Export	63,622	79,049	(15,427)	(19.5)

Total	$538,112	$528,050	$10,062	1.9%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 79.0% in the third quarter of 2012 compared to 76.2% in 2011. Contributing to the increase in cost of sales as a percent of net sales, is an increase in input and operating costs, as the underlying commodity costs of raw materials and packaging supplies continues to trend higher in 2012. Also contributing to the increase in cost of sales is accelerated depreciation associated with the soup restructuring and Seaforth closure.

Operating Expenses — Total operating expenses were $71.9 million in the third quarter of 2012 compared to $72.9 million in 2011. The decrease in 2012 resulted from the following:

Selling and distribution expenses decreased $2.4 million or 6.8% in the third quarter of 2012 compared to 2011. This decrease was primarily due to decreased distribution and delivery costs resulting from lower freight rates and volumes, along with efficiencies resulting from last year’s warehouse consolidation program. The decrease was partially offset by the acquisition of Naturally Fresh.

General and administrative expenses increased by $0.6 million in the third quarter of 2012 compared to 2011. This is primarily related to the acquisition of Naturally Fresh.

Other operating expense in the third quarter of 2012 was $3.5 million compared to expense of $1.7 million in 2011. The increase was primarily due to the soup restructuring and Seaforth closure.

Amortization expense decreased $1.0 million in the third quarter of 2012 compared to 2011, due primarily to the full amortization of several assets and projects.

Interest Expense — Interest expense increased slightly to $12.8 million in the third quarter of 2012, compared to $12.6 million in 2011.

Foreign Currency — The Company’s foreign currency impact was a $0.2 million loss for the third quarter of 2012 compared to a gain of $5.6 million in 2011, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other Expense (Income) — Other income was $0.6 million for the third quarter of 2012 compared to expense of $0.5 million in 2011, primarily due to mark to market gains on commodity contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 25.6% in the third quarter of 2012 compared to 32.6% in the prior year’s quarter. The decrease in the effective tax rate for the three months ended September 30, 2012 as compared to 2011 is attributable to the tax impact of the repayment of certain intercompany debt, a decrease in the Canadian statutory tax rate, and a decrease in state tax expense.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 — Results by Segment

North American Retail Grocery —

	Three Months Ended September 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$384,663	100.0%	$369,547	100.0%
Cost of sales	299,636	77.9	278,668	75.4

Gross profit	85,027	22.1	90,879	24.6
Freight out and commissions	16,617	4.3	18,359	5.0
Direct selling and marketing	8,079	2.1	7,814	2.1

Direct operating income	$60,331	15.7%	$64,706	17.5%

Net sales in the North American Retail Grocery segment increased by $15.1 million, or 4.1% in the third quarter of 2012 compared to 2011. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$369,547
Volume/mix	(2,055)	(0.6)%
Pricing	9,272	2.5
Acquisition	8,804	2.4
Foreign currency	(905)	(0.2)

2012 Net sales	$384,663	4.1%

The increase in net sales from 2011 to 2012 resulted primarily from price increases and the acquisition of Naturally Fresh. During the third quarter, the Company experienced volume losses primarily in the non-dairy creamer, dressings, jams and powdered drinks categories, partially offset by volume increases in pasta sauces and hot cereals.

Cost of sales as a percentage of net sales increased from 75.4% in the third quarter of 2011 to 77.9% in 2012 primarily due to a shift in sales mix and inflationary pressures. Also contributing to the increase were higher ingredient and packaging costs, partially offset by price increases.

Freight out and commissions paid to independent sales brokers were $16.6 million in the third quarter of 2012 compared to $18.4 million in 2011, a decrease of 9.5%, primarily due to lower freight rates and efficiencies resulting from last year’s warehouse consolidation program.

Direct selling and marketing expenses were $8.1 million in the third quarter of 2012 and $7.8 million in 2011.

Food Away From Home —

	Three Months Ended September 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$89,827	100.0%	$79,454	100.0%
Cost of sales	71,843	80.0	61,476	77.4

Gross profit	17,984	20.0	17,978	22.6
Freight out and commissions	3,408	3.8	2,851	3.6
Direct selling and marketing	2,008	2.2	1,572	1.9

Direct operating income	$12,568	14.0%	$13,555	17.1%

Net sales in the Food Away From Home segment increased by $10.4 million, or 13.1%, in the third quarter of 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$79,454
Volume/mix	(3,649)	(4.6)%
Pricing	2,908	3.7
Acquisition	11,275	14.2
Foreign currency	(161)	(0.2)

2012 Net sales	$89,827	13.1%

Net sales increased during the third quarter of 2012 compared to 2011 primarily due to the acquisition of Naturally Fresh and increased pricing. Volume in this segment was down from prior year, primarily in the aseptic category.

Cost of sales as a percentage of net sales increased from 77.4% in the third quarter of 2011 to 80.0% in 2012 due to higher operating, ingredient and packaging costs, partially offset by pricing. The increase is also due to the effect of lower than average margin contribution from the Naturally Fresh acquisition.

Freight out and commissions paid to independent sales brokers were $3.4 million in the third quarter of 2012 compared to $2.9 million in 2011, an increase of $0.5 million, primarily due to the acquisition of Naturally Fresh. Freight costs did not decrease for Food Away From Home as they did for the North American Retail Grocery segment, as most customers pick up their products.

Direct selling and marketing was $2.0 million in the third quarter of 2012 and $1.6 million in 2011. The increase was primarily due to the acquisition of Naturally Fresh.

Industrial and Export —

	Three Months Ended September 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$63,622	100.0%	$79,049	100.0%
Cost of sales	50,802	79.8	62,374	78.9

Gross profit	12,820	20.2	16,675	21.1
Freight out and commissions	1,320	2.1	2,659	3.4
Direct selling and marketing	303	0.5	505	0.6

Direct operating income	$11,197	17.6%	$13,511	17.1%

Net sales in the Industrial and Export segment decreased $15.4 million or 19.5% in the third quarter of 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$79,049
Volume/mix	(16,581)	(21.0)%
Pricing	163	0.2
Acquisition	1,010	1.3
Foreign currency	(19)	—

2012 Net sales	$63,622	(19.5)%

The decrease in net sales is primarily due to volume decreases in the non-dairy creamer, soup, and infant feed categories, partially offset by increased volumes in Mexican sauces. Prior year sales included certain non-dairy creamer export volume that was opportunistic and did not repeat this year.

Cost of sales as a percentage of net sales increased from 78.9% in the third quarter of 2011 to 79.8% in 2012 primarily due to a shift in sales mix.

Freight out and commissions paid to independent sales brokers were $1.3 million in the third quarter of 2012 and $2.7 million 2011. This decrease was primarily due to sales mix and lower volumes that resulted in lower freight costs and commissions.

Direct selling and marketing was $0.3 million in the third quarter of 2012 and $0.5 million in 2011.

Nine months ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Sales — Net sales increased 5.0% to $1,589.3 million in the first nine months of 2012 compared to $1,514.2 million in the first nine months of 2011. The increase is primarily driven by increases in pricing needed to offset higher input costs and the acquisition of Naturally Fresh. Net sales by segment are shown in the following table:

	Nine Months Ended September 30,
	2012	2011	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in thousands)
North American Retail Grocery	$1,135,204	$1,073,874	$61,330	5.7%
Food Away From Home	253,061	232,857	20,204	8.7
Industrial and Export	201,079	207,452	(6,373)	(3.1)

Total	$1,589,344	$1,514,183	$75,161	5.0%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 78.9% in the first nine months of 2012 compared to 76.5% in 2011. Contributing to the increase in cost of sales, as a percent of net sales, was an increase in input and operating costs. The underlying commodity cost of most raw materials and packaging supplies continues to trend higher in 2012.

Operating Expenses — Total operating expenses were $206.6 million during the first nine months of 2012 compared to $224.9 million in 2011. The decrease in 2012 resulted from the following:

Selling and distribution expenses decreased $6.1 million or 5.7% in the first nine months of 2012 compared to 2011. This decrease was primarily due to decreased distribution and delivery costs resulting from lower freight rates and volumes, along with the efficiencies resulting from last year’s warehouse consolidation program. The decrease was partially offset by the acquisition of Naturally Fresh.

General and administrative expenses decreased $10.0 million in the first nine months of 2012 compared to 2011. The decrease was primarily related to decreases in incentive based compensation expense, partially offset by additional costs resulting from the acquisition of Naturally Fresh.

Amortization expense decreased $0.5 million in the first nine months of 2012 compared to the first nine months of 2011, due primarily to the full amortization of several assets and projects.

Other operating expense was $4.0 million in the first nine months of 2012 compared to $5.7 million in the first nine months of 2011. Expenses in the first nine months of 2012 primarily consisted of restructuring costs, that include the closure of the Mendota and Seaforth facilities, and executory costs related to closed facilities. Expenses in 2011 were primarily due to facility closing costs of the Springfield, Missouri pickle plant.

Interest Expense, net — Interest expense decreased to $38.4 million in the first nine months of 2012, compared to $39.9 million in 2011, due to lower interest rates and a decrease in debt.

Foreign Currency — The Company’s foreign currency impact was a loss of $0.6 million for the nine months ended September 30, 2012 compared to a gain of $5.1 million in 2011, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other Expenses (Income) — Other expense was $0.9 million in the first nine months of 2012 compared to a gain of $0.2 million in 2011, primarily due to a mark to market loss on commodity contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 28.4% in the first nine months of 2012 compared to 33.0% in 2011. The decrease in the effective tax rate for the nine months ended September 30, 2012 as compared to 2011 is attributable to the tax impact of the repayment of certain intercompany debt, a decrease in the Canadian statutory tax rate, and a decrease in state tax expense.

Nine months ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 — Results by Segment

North American Retail Grocery —

	Nine Months Ended September 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,135,204	100.0%	$1,073,874	100.0%
Cost of sales	882,369	77.7	809,340	75.4

Gross profit	252,835	22.3	264,534	24.6
Freight out and commissions	51,256	4.5	57,124	5.3
Direct selling and marketing	24,744	2.2	25,611	2.4

Direct operating income	$176,835	15.6%	$181,799	16.9%

Net sales in the North American Retail Grocery segment increased by $61.3 million, or 5.7% in the first nine months of 2012 compared to the first nine months of 2011. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$1,073,874
Volume/mix	(535)	—%
Pricing	47,497	4.4
Acquisition	18,634	1.7
Foreign currency	(4,266)	(0.4)

2012 Net sales	$1,135,204	5.7%

The increase in net sales from 2011 to 2012 was primarily due to increased pricing needed to offset higher input costs and the acquisition of Naturally Fresh. Decreased volume in soup, non-dairy creamer, jams and powder drinks was offset by higher pasta sauces, dressings, and dry dinner volume.

Cost of sales as a percentage of net sales increased from 75.4% in the first nine months of 2011 to 77.7% in 2012 primarily due to a shift in sales mix and higher plant costs. Also contributing to the increase were higher ingredient and packaging costs, partially offset by pricing.

Freight out and commissions paid to independent sales brokers were $51.3 million in the first nine months of 2012 compared to $57.1 million in 2011, a decrease of 10.3%, due to the efficiencies of last year’s warehouse consolidation program.

Direct selling and marketing expenses were $24.7 million in the first nine months of 2012 compared to $25.6 million in 2011.

Food Away From Home —

	Nine Months Ended September 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$253,061	100.0%	$232,857	100.0%
Cost of sales	204,633	80.9	185,056	79.5

Gross profit	48,428	19.1	47,801	20.5
Freight out and commissions	9,375	3.7	8,521	3.6
Direct selling and marketing	6,209	2.4	5,377	2.3

Direct operating income	$32,844	13.0%	$33,903	14.6%

Net sales in the Food Away From Home segment increased by $20.2 million, or 8.7%, in the first nine months of 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$232,857
Volume/mix	(7,870)	(3.3)%
Pricing	9,348	4.0
Acquisition	19,417	8.3
Foreign currency	(691)	(0.3)

2012 Net sales	$253,061	8.7%

Net sales increased during the first nine months of 2012 compared to 2011 as a result of price increases and the acquisition of Naturally Fresh offset by volume decreases in our pickle, Mexican sauces and aseptic categories.

Cost of sales as a percentage of net sales increased from 79.5% in the first nine months of 2011 to 80.9% in 2012, due to increases in operating, raw material, ingredient and packaging costs, partially offset by pricing.

Freight out and commissions paid to independent sales brokers were $9.4 million in the first nine months of 2012 compared to $8.5 million in 2011 due to increased freight costs, primarily driven by the acquisition of Naturally Fresh. Freight costs did not decrease as they did for the North American Retail Grocery segment, as most customers pick up their products. Freight and commissions were 3.7% of net sales, consistent with the prior year rate of 3.6%.

Direct selling and marketing was $6.2 million in the first nine months of 2012 compared to $5.4 million in 2011.

Industrial and Export —

	Nine Months Ended September 30,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$201,079	100.0%	$207,452	100.0%
Cost of sales	164,988	82.1	163,889	79.0

Gross profit	36,091	17.9	43,563	21.0
Freight out and commissions	4,482	2.2	5,059	2.4
Direct selling and marketing	1,112	0.5	1,416	0.7

Direct operating income	$30,497	15.2%	$37,088	17.9%

Net sales in the Industrial and Export segment decreased $6.4 million or 3.1% in the first nine months of 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$207,452
Volume/mix	(13,534)	(6.6)%
Pricing	5,583	2.7
Acquisition	1,678	0.8
Foreign currency	(100)	—

2012 Net sales	$201,079	(3.1)%

The decrease in net sales was primarily due to volume decreases in the non-dairy creamer, soup, and infant feeding categories, partially offset by price increases and the Naturally Fresh acquisition.

Cost of sales, as a percentage of net sales, increased from 79.0% in the first nine months of 2011 to 82.1% in 2012 primarily due to a shift in sales mix.

Freight out and commissions paid to independent sales brokers were $4.5 million in the first nine months of 2012 compared to $5.1 million in 2011. This decrease is primarily due to sales mix and lower volumes that resulted in lower freight costs and commissions.

Direct selling and marketing was $1.1 million in the first nine months of 2012 compared to $1.4 million in 2011.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $291.2 million was available under the revolving credit facility as of September 30, 2012. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$63,139	$64,543
Depreciation and amortization	66,823	61,680
Stock-based compensation	9,112	12,573
Gain on foreign currency exchange	(233)	(274)
Write-down of tangible assets	—	2,891
Deferred income taxes	8,248	5,303
Changes in operating assets and liabilities, net of acquisitions	(44,895)	(90,991)
Other	2,376	(4,846)

Net cash provided by operating activities	$104,570	$50,879

Our cash from operations was $104.6 million in the first nine months of 2012 compared to $50.9 million 2011, an increase of $53.7 million. The increase in cash from operating activities is primarily due to a decrease in changes in operating assets and liabilities, largely attributable to a smaller buildup of seasonal inventories relative to the prior year.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from investing activities:
Additions to property, plant and equipment	$(44,539)	$(52,817)
Additions to other intangible assets	(6,812)	(7,615)
Acquisition of business (net of cash acquired)	(25,000)	3,243
Other	42	233

Net cash used in investing activities	$(76,309)	$(56,956)

In the first nine months of 2012, cash used in investing activities increased by $19.4 million compared to 2011 primarily due to the acquisition of Naturally Fresh.

We expect capital spending programs to be approximately $90 million in 2012. Capital spending in 2012 is focused on food safety, quality, productivity improvements, product line expansion at our Manawa, Wisconsin facility, continued implementation of an Enterprise Resource Planning system and routine equipment upgrades or replacements at our plants.

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Borrowings under revolving credit facility	$276,600	$225,600
Payments under revolving credit facility	(224,400)	(213,900)
Payment of deferred financing costs	—	(1,518)
Net payments related to stock-based award activities	(3,812)	(8,672)
Other	1,049	2,927

Net cash provided by financing activities	$49,437	$4,437

Net cash flow provided by financing activities increased from $4.4 million in the first nine months of 2011 to $49.4 million in 2012 as the result of additional borrowings in 2012 that were used to repay certain intercompany loans totaling $67.7 million with the Company’s Canadian subsidiary, E.D. Smith, and $25.0 million for the acquisition of Naturally Fresh.

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

Debt Obligations

At September 30, 2012, we had $448 million in borrowings outstanding under our revolving credit facility, $400 million of 7.75% high yield notes outstanding, $100 million of senior notes outstanding and $7.5 million of tax increment financing and other obligations. In addition, at September 30, 2012, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $750 million, of which $291.2 million was available at September 30, 2012. Interest rates on debt outstanding under our revolving credit facility as of September 30, 2012 averaged 1.70%.

Our $100 million outstanding senior notes are due on September 30, 2013. The Company will continue to classify these notes as long-term, as the company has the ability and intent to refinance them on a long-term basis, using the revolving credit facility or other long-term financing arrangements.

We are in compliance with applicable debt covenants as of September 30, 2012.

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes to our critical accounting policies in the nine months ended September 30, 2012.

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

The words “anticipate,” “believe,” “estimate,” “project,” “expect,” “intend,” “plan,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements following the date of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million. The interest rate under the revolving credit facility is based on the Company’s consolidated leverage ratio, and will be determined by either LIBOR plus a margin ranging from 1.00% to 1.60%, or a base rate (as defined in the revolving credit facility) plus a margin ranging from 0.00% to 0.60%.

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

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, which could expose us to significant interest rate market risk, as of September 30, 2012. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance of $448 million under our revolving credit facility at September 30, 2012, each 1% rise in our interest rate would increase our interest expense by approximately $4.5 million annually.

Input Costs

The costs of raw materials, packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials, ingredients, and packaging materials in the first nine months of 2012 compared to 2011. In addition, fuel costs, which represent the most important factor affecting utility costs at our production facilities, as well as our transportation costs increased in the first nine months of 2012. We expect the volatile nature of these costs to continue with an overall upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts. Forward purchase contracts help us manage our business and reduce cost volatility.

We use a significant volume of fruits and vegetables in our operations as raw materials. Certain of these fruits and vegetables are purchased under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area. If we are unable to buy the fruits and vegetables from local suppliers, we would purchase them from more distant locations, including other locations within the United States, Mexico or India, thereby increasing our production costs.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the nine months ended September 30, 2012 the Company recognized a net gain of $11.7 million, of which a gain of $12.3 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.6 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss (gain) on foreign currency exchange. For the nine months ended September 30, 2011, the Company recognized a net foreign currency exchange loss of $5.4 million, of which a loss of $10.5 million was recorded as a component of Accumulated other comprehensive loss and a gain of $5.1 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss (gain) on foreign currency exchange.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. As of September 30, 2012, the Company had a liability of $0.04 million and an unrealized loss of approximately $0.04 million in the nine months ended September 30, 2012. As of September 30, 2011, the Company had an asset of $1.4 million and unrealized gain of approximately $1.6 million in the nine months ended September 30, 2011.

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

As of September 30, 2012, the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective. We have excluded Naturally Fresh from our evaluation of disclosure controls and procedures as of September 30, 2012 because Naturally Fresh was acquired by the Company on April 13, 2012. The net sales and total assets of Naturally Fresh represented approximately 3.9% and 1.4%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the quarter ended September 30, 2012.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 2012 and 2011, and of cash flows for the nine month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2012

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

None

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

November 7, 2012