Form 10-K
period 2012-12-31
TreeHouse Foods, Inc.
filed 2013-02-21
CIK 1320695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 29, 2012, based on the $62.29 per share closing price on the New York Stock Exchange on such date, was approximately $2,176,401,014. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of January 31, 2013 was 36,197,797.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 2013 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate”, “project”, “except,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to, the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates and raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions and other risks that are described Part I, Item 1A – “Risk Factors” and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

References herein to “we,” “us,” “our,” “Company” and “TreeHouse” refer to TreeHouse Foods, Inc. and its consolidated subsidiaries unless the context specifically states or implies otherwise.

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

•

On April 13, 2012, the Company acquired substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a manufacturer of refrigerated dressings, sauces, marinades, dips, and other specialty items.

We are a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered creamers; private label canned soups; refrigerated and shelf stable salad dressings and sauces; powdered drink mixes; single serve hot beverages; hot cereals; macaroni and cheese; skillet dinners; Mexican sauces; jams and pie fillings; pickles and related products; aseptic sauces, and liquid non-dairy creamer. We manufacture and sell the following:

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels,

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators,

•	branded products under our own proprietary brands, primarily on a regional basis to retailers, and

•	products to our industrial customer base, for repackaging in portion control packages and for use as ingredients by other food manufacturers.

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

Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks and single serve hot beverages; hot cereals; macaroni and cheese and skillet dinners. During 2010, we exited the retail infant feeding business which included the Nature’s Goodness ® brand.

Our Food Away From Home segment sells non-dairy powdered creamers; pickles and related products; Mexican sauces; refrigerated dressings; aseptic products; hot cereals; powdered drinks and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. The most common products sold in this segment include pickles and related products; Mexican sauces; infant feeding products; refrigerated dressings and single serve hot beverages. Export sales are primarily to industrial customers outside of North America.

See Note 21 to the “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to the Company’s business segments.

We operate our business as Bay Valley Foods, LLC (“Bay Valley”), Sturm and S.T. Foods in the United States and E.D. Smith in Canada. Bay Valley is a Delaware limited liability company, a wholly owned subsidiary of TreeHouse and holds all of the real estate and operating assets related to our business. E.D. Smith, Sturm and S.T. Foods are wholly owned subsidiaries of Bay Valley.

Recent Developments

In the Fall of 2012, the Company launched its single serve roast coffee product line and has worked to increase distribution points and product offerings. The Company’s roll out of the single serve hot beverage line is expected to increase throughout 2013.

On August 7, 2012, following a strategic review of the soup category, the Company announced a restructuring plan that included the closure of its Mendota, Illinois soup plant. Subsequently, the Company amended the plan to include reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business at the Pittsburgh facility. The restructuring plan is expected to reduce manufacturing costs by streamlining operations and moving production from the Mendota plant to the Company’s Pittsburgh, Pennsylvania soup plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment and ended as of December 31, 2012, with full plant closure to occur in the first quarter of 2013. Total restructuring costs are expected to be approximately $20.5 million. Components of the expected costs include non-cash accelerated depreciation of approximately $14.9 million, severance and outplacement costs of approximately $0.9 million, and other closure costs of approximately $4.7 million.

The Company will also close its salad dressing plant in Seaforth, Ontario, Canada and transfer production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility is expected to end in the second quarter of 2013, with full plant closure expected in the third quarter of 2013. Total costs to close the Seaforth facility are expected to be approximately $12.8 million. Components of the charges include non-cash accelerated depreciation of approximately $7.1 million, severance of approximately $3.3 million, and other closure costs of approximately $2.4 million.

On April 13, 2012, the Company completed its acquisition of substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. The Company paid a purchase price of approximately $26 million for the business, net of cash. The acquisition was financed through borrowings under the Company’s revolving credit facility. The acquisition expanded the Company’s refrigerated manufacturing and packaging capabilities, broadened its distribution footprint and further developed its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility, coupled with the Company’s existing west coast and Chicago based refrigerated food plants, is expected to allow the Company to more efficiently service customers from coast to coast.

On January 10, 2012, the Company repaid its cross-border intercompany loans with its Canadian subsidiary, E.D. Smith. The repayment totaled $67.7 million and included both principal and interest. Payment was financed with borrowings under our revolving credit facility. The loans were fully repaid and canceled at the time of payment. During 2012, the cash was held by E.D. Smith in short term investments as cash and cash equivalents. We expect to use the cash for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

Our Products

Financial information about our North American Retail Grocery, Food Away From Home, and Industrial and Export segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table presents the Company’s net sales by major products and percent of total consolidated net sales. Certain product sales for 2011 and 2010 have been reclassified to conform to the current period presentation due to a change in product reporting.

	Year Ended December 31,
	2012		2011		2010
	Net Sales	%	Net Sales	%	Net Sales	%
	(Dollars in thousands)
Products
Non-dairy creamer	$362,238	16.6%	$359,860	17.6%	$313,917	17.3%
Pickles	308,228	14.1	300,414	14.7	319,281	17.6
Salad dressings	284,027	13.0	220,359	10.7	201,775	11.1
Soup and infant feeding	281,827	12.9	299,042	14.6	325,546	17.9
Powdered drinks	234,430	10.8	219,932	10.7	164,487	9.1
Mexican and other sauces	232,025	10.6	195,233	9.5	189,718	10.4
Hot cereals	162,952	7.5	150,364	7.3	105,831	5.9
Dry dinners	126,804	5.8	115,627	5.6	17,129	0.9
Aseptic products	91,585	4.2	92,981	4.5	88,486	4.9
Jams	61,436	2.8	64,686	3.2	61,592	3.4
Other products	36,573	1.7	31,487	1.6	29,262	1.5

Total net sales	$2,182,125	100.0%	$2,049,985	100.0%	$1,817,024	100.0%

Non-dairy creamer—Non-dairy creamer includes non-dairy powdered creamer and refrigerated liquid non-dairy creamer. Non-dairy powdered creamer is used as coffee creamer or whitener and as an ingredient in baking, hot and cold beverages, gravy mixes and similar products. Product offerings in this category include both private label and branded products packaged for grocery retailers, such as supermarkets and mass merchandisers, foodservice products for use in coffee service, and other industrial applications, such as portion control, repackaging and ingredient use by other food manufacturers. We believe we are the largest manufacturer of non-dairy powdered creamer in the United States based on volume. Non-dairy creamer represented 16.6% of our consolidated net sales in 2012.

Pickles—We produce pickles and a variety of related products, including peppers and pickled vegetables. We produce private label and regional branded offerings in the pickles category. These products are sold to supermarkets, mass merchandisers, foodservice and industrial customers. We believe we are the largest producer of pickles in the United States, based on volume. Pickles and related products represented 14.1% of our consolidated net sales in 2012.

Salad dressings—We produce both pourable and spoonable, refrigerated and shelf stable salad dressings. Our salad dressings are sold primarily to supermarkets and mass merchandisers throughout the United States and Canada, and encompass many flavor varieties. We believe we are the largest manufacturer of private label salad dressings in both the United States and Canada, based on volume. Salad dressings represented 13.0% of our consolidated net sales in 2012.

Soup and infant feeding—Soup, broth and gravy are produced and packaged in cans of various sizes, from single serve to larger sized cans. We primarily produce private label products sold to supermarkets and mass merchandisers. During 2010, we exited the retail infant feeding business that included the Nature’s Goodness® brand. We co-pack organic infant feeding products for a branded baby food company in the Industrial and Export segment. In 2012, soup and infant feeding sales represented 12.9% of our consolidated net sales, with the majority of the sales coming from soup sold through the retail channel.

Powdered drinks—We produce a variety of powdered drink mixes, including lemonade, iced tea, energy, vitamin enhanced and isotonic sports drinks. Also included in this category are the Company’s single serve beverages, which include the Company’s single serve hot beverages, such as cappuccino, cider, hot cocoa and filtered coffee. These products are sold primarily to supermarkets and mass merchandisers. We believe we are the largest manufacturer of private label powdered drink mixes in both the United States and Canada based on volume. Powdered drinks represented 10.8% of our consolidated net sales in 2012.

Mexican and other sauces—We produce a wide variety of Mexican and other sauces, including salsa, picante sauce, cheese dip, enchilada sauce, pasta sauces and taco sauce that we sell to supermarkets, mass merchandisers and foodservice customers in the United States and Canada, as well as to industrial markets. Mexican and other sauces represented 10.6% of our consolidated net sales in 2012.

Hot cereals—We produce a variety of instant and cook-on-stove hot cereals, including oatmeal, farina and grits in single-serve instant packets and microwaveable bowls. These products are sold primarily to supermarkets and mass merchandisers. We believe we are the largest manufacturer of private label instant hot cereals in both the United States and Canada based on volume. Hot cereals represented 7.5% of our consolidated net sales in 2012.

Dry dinners—We produce private label macaroni and cheese, skillet dinners and other value-added side dishes. These products are sold to grocery retailers. Dry dinners represented 5.8% of our consolidated net sales in 2012.

Aseptic products—We produce aseptic products which include cheese sauces and puddings. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. These products are sold primarily to foodservice customers in cans and flexible packages. Aseptic products represented 4.2% of our consolidated net sales in 2012.

Jams—We produce jams and pie fillings that are sold to supermarkets, mass merchandisers and foodservice customers in the United States and Canada. Jams represented 2.8% of our consolidated net sales in 2012.

See Note 20 to the “Consolidated Financial Statements” for financial information by segment and sales by major products.

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

Products are shipped from our production facilities directly to customers, or from warehouse distribution centers, where products are consolidated for shipment to customers if an order includes products manufactured in more than one production facility or product category. We believe this consolidation of products enables us to improve customer service by offering our customers a single order, invoice and shipment.

We sell our products to a diverse customer base, including most of the leading grocery retailers and foodservice operators in the United States and Canada, and also a variety of customers that purchase bulk products for industrial food applications. We currently supply more than 250 food retail customers in North America, including 49 of the 50 largest food retailers, and more than 500 foodservice customers, including the 200 largest food distributors and 53 of the 100 largest restaurant chains. A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2012, our ten largest customers accounted for approximately 55.2% of our consolidated net sales. For the years ended December 31, 2012, 2011 and 2010, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20.7%, 19.1% and 18.5%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented 30.1% and 22.6% of our total trade receivables as of December 31, 2012 and 2011, respectively.

Backlog

Our products are generally shipped from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlog is not material to our business.

Competition

We have several competitors in each of our segments. For sales of private label products to retailers, the principal competitive factors are product quality, quality of service, and price. For sales of products to foodservice, industrial and export customers, the principal competitive factors are price, product quality, specifications, and reliability of service. We believe we are the largest manufacturer of non-dairy powdered creamer and pickles in the United States, and the largest manufacturer of private label salad dressings, powdered drink mixes and instant hot cereals in the United States and Canada, based on sales volume.

Competition to obtain shelf space for our branded products with retailers generally is based on the expected or historical performance of our product sales relative to our competitors. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality, promotion and price. Some of our branded competitors have significantly greater resources and brand recognition than we do.

The consolidation trend is continuing in the retail grocery and foodservice industries, and mass merchandisers are gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer large customers.

The U.S. retail food industry has continued to bifurcate from traditional food retailers (those who carry a full array of refrigerated, frozen and shelf stable products) to specialty retailers who cater to consumers who migrate to either end of the value spectrum. These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value of their food purchases, or catering to consumers looking for the highest quality ingredients, unique packaging or products to satisfy particular dietary needs.

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

Trademarks sold within the North American Retail Grocery segment include the following pickle brands, Farman’s ®, Nalley ®, Peter Piper ® and Steinfeld’s ®. Also sold are trademarks related to sauces and syrups that include, Bennett’s ®, Hoffman House ®, Roddenbery’s Northwoods ® and San Antonio Farms ®. Non-dairy powdered creamer is sold under our proprietary Cremora ® trademark, and non-dairy refrigerated liquid creamer is sold under the Mocha Mix ® trademark. Other refrigerated products are sold under the Second Nature ® trademark, and our jams and other sauces are sold under the E.D. Smith ® and Habitant ® trademarks. Our oatmeal is sold under the McCann’s ® trademark.

Trademarks used in our Food Away From Home segment include Schwartz ® and Saucemaker ®.

As a result of the Naturally Fresh acquisition, some products such as dressings, sauces, and dips are sold under the Naturally Fresh ® trademark. The Naturally Fresh ® trademark is used in both the North American Retail Grocery and Food Away From Home segments.

Seasonality

In the aggregate, total demand for our products does not vary significantly by quarter. However, soup products have a higher percentage of sales in the fourth quarter and lower sales in the second quarter while dressings have higher sales in the second quarter. Pickles tend to have higher sales in the second quarter and non-dairy powdered creamer tends to have higher sales in the first and fourth quarters. Powdered drinks generally have higher sales in the second and third quarters, while sales of hot cereals tend to be higher in the first and fourth quarters.

Foreign Operations and Geographic Information

Foreign sales information is set forth in Note 20 to the “Consolidated Financial Statements.”

Raw Materials and Supplies

Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include processed vegetables and meats, soybean oil, coconut oil, casein, oats, wheat, cheese, corn syrup, cucumbers, peppers and fruit. These ingredients generally are purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. We believe these ingredients to be generally available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass containers, plastic containers, corrugated containers, metal closures and metal cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials to be generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging materials can adversely affect our performance, as price changes often lag behind changes in costs and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

For additional discussion of the risks associated with the raw materials used in our operations, see Part 1, Item 1A—“Risk Factors” and Item 7—“Known Trends and Uncertainties.”

Working Capital

Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of cucumber and fruit production, driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and inventories of soup in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarters, respectively. Our long-term financing needs will depend largely on potential acquisition activity. Our revolving credit facility, plus cash flow from operations, is expected to be adequate to provide liquidity for a period of no-less than twelve months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Research and Development

Our research facilities include a research and development center in Pecatonica, Illinois, which focuses on the development of aseptic and powdered creamer products. Product development work for aseptic products is also carried out at our production facility in Dixon, Illinois. Research and development for our pickle products is carried out at our production facility in Green Bay, Wisconsin and hot cereals and powdered drinks in Manawa, Wisconsin. We conduct research and development activities for our soup and infant feeding products at our production facility in Pittsburgh, Pennsylvania. New formulations for salad dressings are created at our Seaforth, Ontario, Canada (which is scheduled to close in 2013) and North East, Pennsylvania locations, and new sauces and fruit-based products are developed at our Winona, Ontario, Canada facility. Research and development for Mexican sauces and dry dinner products are carried out at our San Antonio, Texas and Brooklyn Park, Minnesota facilities, respectively. Research and development associated with salad dressings and dips related to the Naturally Fresh acquisition is conducted at our Atlanta, Georgia facility. In the corporate office in Oak Brook, Illinois, a team of food scientists and packaging engineers perform research and development activities across all product categories. In addition, sample preparation, plant trials, ingredient approval and other quality control procedures are conducted at all our manufacturing facilities. Research and development expense totaled $11.1 million, $10.1 million, and $10.5 million in 2012, 2011, and 2010, respectively, and is included in the General and administrative line of the Consolidated Statements of Income.

Employees

As of December 31, 2012, our work force consisted of approximately 4,300 full-time employees in the United States and Canada.

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

Executive Officers as of February 21, 2013

Sam K. Reed	66	Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Reed has served as the Chief Executive Officer since January 2005 and President since July 1, 2011.
Dennis F. Riordan	55	Executive Vice President since July 1, 2011. Previously Senior Vice President since January 2006. Chief Financial Officer since January 2006.
Thomas E. O’Neill	57	Executive Vice President since July 1, 2011. Previously Senior Vice President since January 2005. General Counsel, Chief Administrative Officer and Corporate Secretary since January 2005.
Harry J. Walsh	57	Executive Vice President since July 1, 2011 and President of Bay Valley Foods, LLC since July 2008. Senior Vice President of Operations from January 2005 through July 2008.
Alan T. Gambrel	58	Senior Vice President, Human Resources and Chief Administrative Officer of Bay Valley Foods, LLC.
Sharon M. Flanagan	47	Senior Vice President and Chief Strategy Officer.
Erik T. Kahler	46	Senior Vice President, Corporate Development.
Chris D. Sliva	49	Senior Vice President for TreeHouse Foods, Inc. and Chief Operating Officer for Bay Valley Foods, LLC.

Item 1A.	Risk Factors

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

As of December 31, 2012, we had $900 million of outstanding indebtedness which included $393 million under our $750 million amended and restated revolving credit facility that matures September 23, 2016, $100 million in senior notes from a private placement that matures September 30, 2013, $400 million of high yield notes that matures March 1, 2018, and $7 million of tax increment financing, capital lease obligations, and other debt. The inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to access additional borrowing at commercially reasonable terms could affect our ability to pursue additional acquisitions. United States credit markets have experienced significant dislocations and liquidity disruptions in recent years which caused credit spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in debt markets, making financial terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt refinancing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. Events affecting the credit markets could have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets, or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business and could possibly increase our interest expense, which could have a material adverse effect on our financial results.

Increases in interest rates may negatively affect earnings.

As of December 31, 2012, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $393.0 million, based on the outstanding debt balance of our revolving credit facility. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could materially reduce our profitability and cash flows. As of December 31, 2012, each one percentage point change in interest rates would result in an approximate $3.9 million change in the annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates. We manage the impact of foreign currency fluctuations related to raw material purchases through the use of foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiary, E.D. Smith.

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

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very strong. We expect that a significant portion of our net sales will continue to be derived from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers and foodservice operators. For the year ended December 31, 2012, our ten largest customers accounted for approximately 55.2% our consolidated net sales. These customers typically do not enter into written contracts, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality and customer service performance. If our product sales to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, results of operations and financial condition.

Further, over the past several years, the retail grocery and foodservice industries have experienced a consolidation trend, with mass merchandisers gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer large customers. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing or increased promotional programs. If we are unable to use our scale, product innovation and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted. Additionally, if the surviving entity of a consolidation or similar transaction is not a current customer of the Company, we may lose significant business once held with the acquired retailer.

Increases in input costs, such as ingredients, packaging materials and fuel costs, could adversely affect earnings.

The costs of raw materials, packaging materials and fuel, have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials in 2012 compared to 2011, that were partially offset by decreases in packaging costs. We expect the volatile nature of these costs to continue with an overall upward trend.

We manage the impact of increases in the costs of raw materials, wherever possible, by locking in prices on quantities required to meet our production requirements. In addition, we attempt to offset the effect of such increases by raising prices to our customers. However, changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures may also limit our ability to quickly raise prices in response to increased raw materials, packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging and fuel costs, our operating profits and margins could be materially affected. In addition, in instances of declining input costs, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Our private label and regionally branded products may not be able to compete successfully with nationally branded products.

For sales of private label products to retailers, the principal competitive factors are price, product quality and quality of service. For sales of private label products to consumers, the principal competitive factors are price and product quality. In many cases, competitors with nationally branded products have a competitive advantage over private label products due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers becomes more challenging because the price difference between private label products and branded products may become less significant.

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

Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase the use of discounting or promotional programs, or increase marketing expenditures, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

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

Our success depends in part on our ability to anticipate the tastes, eating habits and overall purchasing trends of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time, and our failure to anticipate, identify, or react to these changes could result in reduced demand for our products, which would adversely affect our operating results and profitability.

We may be subject to product liability claims for misbranded, adulterated, contaminated or spoiled food products.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming, and may require management to spend time defending the claims rather than operating our business. A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals, product recalls, destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in a loss of confidence in our food products, which could have an adverse effect on our financial condition, results of operations or cash flows.

New laws or regulations or changes in existing laws or regulations could adversely affect our business.

The food industry is subject to a variety of federal, state, local and foreign laws and regulations, including those related to food safety, food labeling and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, international trade, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs, capital expenditures and other financial obligations for us. We use natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience, and may require us to make additional unplanned capital expenditures.

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

Changes in weather conditions, natural disasters and other events beyond our control could adversely affect our results of operations.

Changes in weather conditions and natural disasters such as floods, droughts, frosts, earthquakes, hurricanes, fires or pestilence, may affect the cost and supply of commodities and raw materials. Additionally, these events could result in reduced supplies of raw materials. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Further, our earnings may be affected by seasonal factors, including the seasonality of our supplies and consumer demand. Damage or disruption to our production or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Our business could be harmed by strikes or work stoppages by our employees.

Currently, a significant number of our full-time distribution, production and maintenance employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate the following production facilities, the majority of which are owned, except for the facility located in City of Industry, California. We also lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin and Pittsburg, Pennsylvania. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. On August 7, 2012, the Company announced the planned closing of the Mendota, Illinois and Seaforth, Ontario, Canada facilities. The Mendota, Illinois facility ended production as of December 31, 2012 and the Seaforth, Ontario, Canada facility is scheduled to end production in the first half of 2013. See the “Recent Developments”

section for more information regarding these closures. The following chart lists the location and principal products by segment produced at our production facilities at December 31, 2012:

Facility Location	Principal Products	Segment (1)
Atlanta, Georgia	Dressings, sauces and dips	1,2
Brooklyn Park, Minnesota	Macaroni and cheese and skillet dinners	1
City of Industry, California	Liquid non-dairy creamer and refrigerated salad dressings	1,2,3
Chicago, Illinois	Refrigerated foodservice pickles	2
Dixon, Illinois	Aseptic cheese sauces, puddings and gravies	2,3
Faison, North Carolina	Pickles, peppers, relish and syrup	1,2,3
Green Bay, Wisconsin	Pickles, peppers, relish and sauces	1,2,3
Kenosha, Wisconsin	Macaroni and cheese and skillet dinners	1
Manawa, Wisconsin	Hot cereal and drink mixes	1,2,3
New Hampton, Iowa	Non-dairy powdered creamer	3
North East, Pennsylvania	Salad dressings	1,3
Pecatonica, Illinois	Non-dairy powdered creamer	1,2,3
Pittsburgh, Pennsylvania	Soups, broths and gravies; baby food	1,3
Plymouth, Indiana	Pickles, peppers and relish	1,2,3
San Antonio, Texas	Mexican sauces	1,2,3
Seaforth, Ontario, Canada	Salad dressings, mayonnaise	1,3
Wayland, Michigan	Non-dairy powdered creamer	1,3
Winona, Ontario, Canada	Jams, pie fillings and specialty sauces	1,2,3

(1) Segments:	1. North American Retail Grocery
2. Food Away From Home
3. Industrial and Export

Item 3.	Legal Proceedings

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

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “THS.” The high and low sales prices of our common stock as quoted on the NYSE for each quarter of 2012 and 2011 are provided in the table below:

	2012		2011
	High	Low	High	Low
First Quarter	$65.52	$54.75	$57.01	$46.73
Second Quarter	62.29	55.06	61.61	50.02
Third Quarter	63.22	48.42	63.04	50.66
Fourth Quarter	56.73	49.97	67.25	58.12

The closing sales price of our common stock on January 31, 2013 as reported on the NYSE was $52.93 per share. On January 31, 2013, there were 3,349 shareholders of record of our common stock.

We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, any earnings will be retained for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our board of directors (“Board of Directors”).

The Company did not purchase any shares of its common stock in either 2012 or 2011.

Performance Graph

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2007 through December 31, 2012. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P Small Cap 600 Index, Russell 2000 Index and a Peer Group Index consisting of the following group of companies selected based on the similar nature of their business: Kraft Foods Group, Inc., Hilshire Brands Company, General Mills, Inc., Kellogg Co., ConAgra Foods Inc., Archer Daniels Midland Co., H.J. Heinz Company, Campbell Soup Co., McCormick & Co. Inc., JM Smucker Co., Ingredion (formerly Corn Products Int’l), Lancaster Colony Corp., Flowers Foods, Inc., Ralcorp Holdings Inc., Hain Celestial Group, Inc., Snyders-Lance, Inc., J&J Snack Foods Corp., B&G Foods, Inc., and Farmer Bros. Inc. Changes from the prior year include the removal of Peet’s Coffee and Tea, as they were acquired during 2012. Additionally, Corn Products Int’l changed its name to Ingredion; Kraft Foods Inc., became two independent publically traded companies, Kraft Foods Group, Inc. and Mondelez; and Sara Lee Corp became two independent publically traded companies, Hilshire Brands Company and D.E. Master Blenders. As a result of the changes to Kraft Foods Inc. and Sara Lee Corp, the Company has decided to include Kraft Foods Group and Hillshire Brands Company in our peer group index. In 2013, Ralcorp Holdings Inc. will be removed from our peer group following the completion of ConAgra’s acquisition of Ralcorp in January 2013. The graph assumes an investment of $100 on December 31, 2007, in each of TreeHouse Foods’ common stock, the stocks comprising the S&P Small Cap 600 Index, Russell 2000 Index and the Peer Group Index.

COMPARISON OF CUMULATIVE TOTAL RETURN OF $100 AMONG TREEHOUSE FOODS, INC., S&P SMALL CAP 600 INDEX, RUSSELL 2000 INDEX AND THE PEER GROUP INDEX

	INDEXED RETURNS Years Ending
Company Name/Index	Base Period 12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
TreeHouse Foods, Inc.	100	118.49	169.03	222.23	284.38	226.75
S&P SmallCap 600 Index	100	68.93	86.55	109.32	110.43	128.46
Russell 2000 Index	100	66.21	84.20	106.82	102.36	119.09
Peer Group	100	81.55	98.66	108.54	119.97	131.07

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2012:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(In thousands)				(In thousands)
Plan Category
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	3,136	(1)	$33.19	(2)	2,995
Equity compensation plans not approved by security holders:
None	—		—		—

Total	3,136		$33.19		2,995

(1)	Includes 0.4 million restricted stock units and 0.2 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)	Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued performance conditions. Accordingly, the restricted stock units and performance units have been disregarded for purposes of computing the weighted-average exercise price.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2012. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements and related Notes.

	Year Ended December 31,
	2012	2011	2010 (1)	2009	2008
	(In thousands, except per share data)
Operating data:
Net sales	$2,182,125	$2,049,985	$1,817,024	$1,511,653	$1,500,650
Cost of sales	1,728,215	1,576,688	1,385,690	1,185,283	1,208,626

Gross profit	453,910	473,297	431,334	326,370	292,024
Operating expenses:
Selling and distribution	136,779	142,341	120,120	107,938	115,731
General and administrative	102,973	101,817	107,126	80,466	61,741
Amortization expense	33,546	34,402	26,352	13,381	13,528
Other operating expense (income), net	3,785	6,462	1,183	(6,224)	13,899

Total operating expenses	277,083	285,022	254,781	195,561	204,899

Operating income	176,827	188,275	176,553	130,809	87,125
Other (income) expense:
Interest expense	51,609	53,071	45,691	18,430	27,614
Interest income	(643)	(48)	—	(45)	(107)
Loss (gain) on foreign currency exchange	358	(3,510)	(1,574)	(7,387)	13,040
Other expense (income), net	1,294	(1,036)	(3,964)	(2,263)	7,123

Total other expense	52,618	48,477	40,153	8,735	47,670

Income from continuing operations, before income taxes	124,209	139,798	136,400	122,074	39,455
Income taxes	35,846	45,391	45,481	40,760	10,895

Income from continuing operations	88,363	94,407	90,919	81,314	28,560
Loss from discontinued operations, net of tax	—	—	—	—	(336)

Net income	$88,363	$94,407	$90,919	$81,314	$28,224

Basic earnings per common share:
Income from continuing operations	$2.44	$2.64	$2.59	$2.54	$.91
Loss from discontinued operations	—	—	—	—	(.01)

Net income	$2.44	$2.64	$2.59	$2.54	$.90

Diluted earnings per common share:
Income from continuing operations	$2.38	$2.56	$2.51	$2.48	$.91
Loss from discontinued operations	—	—	—	—	(.01)

Net income	$2.38	$2.56	$2.51	$2.48	$.90

Weighted average shares—basic	36,155	35,805	35,079	31,982	31,341
Weighted average shares—diluted	37,118	36,950	36,172	32,798	31,469
Other data:
Balance sheet data (at end of period):
Total assets	$2,525,873	$2,404,529	$2,391,248	$1,384,428	$1,355,682
Long-term debt	898,100	902,929	976,452	401,640	475,233
Other long-term liabilities	49,027	54,346	38,553	31,453	44,563
Deferred income taxes	212,461	202,258	194,917	45,381	27,485
Total stockholders’ equity	1,179,255	1,073,517	977,966	756,229	620,131

(1)	We acquired Strum Foods, Inc. and S.T. Specialty Foods, Inc. in 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We believe we are the largest manufacturer of private label salad dressings, powdered drink mixes, and instant hot cereals in the United States and Canada and the largest manufacturer of non-dairy powdered creamer and pickles in the United States, based upon total sales volumes. In 2012, based on available industry data, private label products sold in the retail grocery channel in the United States, which compete with branded products on the basis of equivalent quality at a lower price, represented approximately 32% of all shelf stable pickle and pepper products, approximately 49% of all non-dairy powdered creamer, approximately 16% of all powdered drinks, approximately 20% of all salad dressings and approximately 18% of all canned soup.

We sell our products primarily to the retail grocery and foodservice channels. For the year ended December 31, 2012, sales to the retail grocery and foodservice channels represented 71.9% and 15.5%, respectively, of our consolidated net sales. The remaining 12.6% represented industrial and export sales. A majority of our sales are private label products.

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

•

Utilize Our Scale and Innovation to Meet Customer Needs: The U.S. retail food industry has continued to bifurcate from traditional food retailers (those who carry a full array of refrigerated, frozen and shelf stable products) to specialty retailers who cater to consumers who migrate to either end of the value spectrum. These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value of their food purchases, or catering to consumers looking for the highest quality ingredients, unique packaging or products to satisfy particular dietary needs. We offer a broad array of innovative products that meet the “good, better and best” needs of both traditional grocers and specialty retailers.

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

•

Leverage Cross-Selling Opportunities Across Customers, Sales Channels and Geographies: While we have high private label food product market shares in the United States for our non-dairy powdered creamer, soup, salad dressing, powdered drinks, instant hot cereals, and pickles, as well as significant branded and private label food product market share in jams in Canada, we believe we still have significant potential for growth with grocery retailers and foodservice distributors that we either currently serve in a limited manner, or do not currently serve. We believe that certain customers view our size and scale as an advantage over smaller private label food product producers, many of whom provide only a single category or service to a single customer or geography. Our ability to service customers across North America and across a wider spectrum of products and capabilities provides many opportunities for cross-selling to customers who seek to reduce the number of private label food product suppliers they utilize.

•

Growth Through Acquisitions: We believe we have the expertise and demonstrated ability to identify and integrate value-enhancing acquisitions. We selectively pursue acquisitions of complementary businesses that we believe are a compelling strategic fit with our existing operations. Each potential acquisition is evaluated for merit utilizing a rigorous analysis that assesses targets for their market attractiveness, intrinsic value and strategic fit. We believe our acquisitions have been successful and consistent with our strategy. Since we began operating as an independent company in 2005, our acquisitions have significantly added to our revenue base, enhanced margins and allowed us to expand from an initial base of two center-of-store, shelf stable food categories to more than ten. We attempt to maintain conservative financial policies when pursuing acquisitions and our proven integration strategies have resulted in rapid deleveraging. By identifying targets that fit within our defined strategies, we believe we can continue to expand our product selection and continue our efforts to be the low-cost, high quality and innovative supplier of private label food products for our customers. The acquisition market in 2012 was relatively quiet, as sellers were generally waiting for an opportunity to sell when conditions improved. This resulted in a higher level of bolt-on or tuck-in acquisitions of smaller entities. For example, we acquired substantially all of the assets of Naturally Fresh for approximately $26 million, and the aseptic cheese and pudding business of Associated Milk Producers, Inc. (“AMPI”) for $4 million. These two deals are substantially smaller in size compared to the larger acquisitions we completed in the past. However, in the later part of 2012, we saw increased activity in the merger and acquisition market, which leads us to believe that the deal market is recovering.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition and results of operations for the years ended December 31, 2012, 2011 and 2010. This should be read in conjunction with the “Consolidated Financial Statements” and the Notes to those Consolidated Financial Statements included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

During 2012, the food industry experienced declining food volumes, shifting consumer behaviors and volatility in the cost of commodities. The Company believes that overall food volumes decreased due in part to less consumer-generated waste. We believe consumers are generating less waste and consequently, reducing food volumes by using a higher percentage of their purchases by eating more leftovers or preparing smaller meals that produce less waste. Additionally, we believe that due to these difficult economic times, consumers have also de-loaded their pantry stock. These factors appear, in our view, to be the main drivers of the reduced overall volumes. We expect that over the long term, volumes will stabilize and return to rates consistent with population growth. While the food industry has experienced a year over year decline in food volume, we have been able to maintain relatively flat retail volumes, showing that we have been able to navigate these tough times. Given the reduced industry volume, there appears to be excess capacity in certain categories, which has resulted in certain companies, including TreeHouse, to enter into restructuring programs and reduce capacity. For example, we have reduced capacity in recent years in the pickle and soup categories, and will continue to assess our business as the market and industry change.

Also impacting the industry and specifically the Company is the shift in consumer behavior and their shopping destinations. Traditional grocers and mass merchants have seen their foot traffic and volumes subside throughout the year, while alternate retail channels, such as limited assortment and discount stores have experienced increases. In 2011, we realigned our sales force to the various retail channels in anticipation of the changes in the retail landscape. In addition, we are continuously focused on lowering our “cost to serve” and we have developed new formulations, packaging, and sizes to meet customer and consumer needs.

During the year, the food industry and the Company experienced volatility in energy and commodity prices as the impact of drought and global conflicts were reflected in their respective prices. However, due to our purchasing programs, the Company was largely unaffected by these issues in 2012. The Company expects that commodity prices will continue to be volatile with an overall upward trend.

Despite the challenges already discussed, we had great success with the launch of our single serve filtered coffee products, where customer feedback has been positive. Our goal is to be the industry leader in premium private label single serve filtered coffee products. In addition to this investment, we also completed acquisitions, in which the Naturally Fresh acquisition helped create a refrigerated manufacturing network that allows us to serve customers from coast to coast.

The Company’s exposure to foreign exchange rates is primarily limited to the Canadian dollar. For the year 2012, the Company had a foreign currency loss of $0.4 million due to fluctuations between the U.S. and Canadian currency exchange rates.

The Company completed its annual assessment of goodwill and intangible assets as of December 31, 2012 and did not have any impairments.

Recent Developments

In the Fall of 2012, the Company launched its single serve filtered coffee product. While the impact of this product launch was not materially significant in 2012, the Company expects to become the private label leader in the single serve filtered coffee category.

On August 7, 2012, following a strategic review of the soup category and its related business, the Company announced a restructuring plan that includes the closure of its Mendota, Illinois soup plant. Subsequently, the Company amended the plan to include reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business at the Pittsburgh facility. The restructuring is expected to reduce manufacturing costs by streamlining operations and moving production from the Mendota plant to the Company’s Pittsburgh, Pennsylvania soup plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment and ended as of December 31, 2012, with full plant closure to occur in the first quarter of 2013. Total restructuring costs are expected to be approximately $20.5 million, which decreased from $21.4 million as reported in the third quarter of 2012, as a result of refined estimates. Components of the expected costs include non-cash accelerated depreciation of approximately $14.9 million, severance and outplacement costs of approximately $0.9 million, and other closure costs of approximately $4.7 million.

The Company will also close its salad dressing plant in Seaforth, Ontario, Canada and transfer production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility is expected to end in the second quarter of 2013, with full plant closure expected in the third quarter of 2013. Total costs to close the Seaforth facility are expected to be approximately $12.8 million, which decreased from $13.6 million as reported in the third quarter of 2012, as a result of refined estimates. Components of the charges include non-cash accelerated depreciation of approximately $7.1 million, severance of approximately $3.3 million, and other closure costs of approximately $2.4 million.

Concurrent with the restructurings noted above, the Company reviewed the fixed assets for impairment at the product category level and no impairment was indicated. During the review, the useful lives of the related assets were reassessed and shortened to be consistent with the dates that production at the facilities were expected to end. The change in estimated useful lives related to the restructurings resulted in $10.7 million of accelerated depreciation in 2012. We expect to incur an additional $11.3 million of accelerated depreciation through the second quarter of 2013.

On April 13, 2012, the Company completed its acquisition of substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. The Company paid a purchase price of approximately $26 million for the business, net of cash. The acquisition was financed through borrowings under the Company’s revolving credit facility. The acquisition expanded the Company’s refrigerated manufacturing and packaging capabilities, broadened its distribution footprint and further developed its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility, coupled with the Company’s existing West Coast and Chicago based refrigerated food plants, is expected to allow the Company to more efficiently service customers from coast to coast.

On January 10, 2012, the Company repaid its cross-border intercompany loans with its Canadian subsidiary, E.D. Smith. The repayment totaled $67.7 million and included both principal and interest. Payment was financed with borrowings under our revolving credit facility. The loans were fully repaid and canceled at the time of payment. During 2012, the cash was held by E.D. Smith in short term investments as cash and cash equivalents. We expect to use the cash for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$2,182,125	100.0%	$2,049,985	100.0%	$1,817,024	100.0%
Cost of sales	1,728,215	79.2	1,576,688	76.9	1,385,690	76.3

Gross profit	453,910	20.8	473,297	23.1	431,334	23.7
Operating expenses:
Selling and distribution	136,779	6.3	142,341	6.9	120,120	6.6
General and administrative	102,973	4.7	101,817	5.0	107,126	5.9
Amortization expense	33,546	1.5	34,402	1.7	26,352	1.5
Other operating expense, net	3,785	0.2	6,462	0.3	1,183	—

Total operating expenses	277,083	12.7	285,022	13.9	254,781	14.0

Operating income	176,827	8.1	188,275	9.2	176,553	9.7
Other (income) expense:
Interest expense	51,609	2.3	53,071	2.6	45,691	2.5
Interest income	(643)	—	(48)	—	—	—
Loss (gain) on foreign currency exchange	358	—	(3,510)	(0.2)	(1,574)	(0.1)
Other expense (income), net	1,294	0.1	(1,036)	—	(3,964)	(0.2)

Total other expense	52,618	2.4	48,477	2.4	40,153	2.2

Income before income taxes	124,209	5.7	139,798	6.8	136,400	7.5
Income taxes	35,846	1.6	45,391	2.2	45,481	2.5

Net income	$88,363	4.1%	$94,407	4.6%	$90,919	5.0%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales—Net sales increased 6.4% to $2,182.1 million for the year ended December 31, 2012, compared to $2,050.0 million, for the year ended December 31, 2011. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$1,568,014	$1,456,213	$111,801	7.7%
Food Away From Home	338,357	307,819	30,538	9.9
Industrial and Export	275,754	285,953	(10,199)	(3.6)

Total	$2,182,125	$2,049,985	$132,140	6.4%

The increase in net sales is driven by the acquisition of Naturally Fresh (3.0%) and increases in pricing (3.4%) needed to offset higher costs.

Cost of Sales—All expenses incurred to bring a product to completion are included in cost of sales, such as raw material and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.2% in 2012 from 76.9% in the prior year. The increase in cost of sales is primarily due to an increase in operating and input costs, accelerated depreciation associated with the restructurings, and a shift in the mix of products sold. The underlying costs of most raw materials continued to trend higher in 2012. This increase in raw material costs was partially offset by a slight decrease in packaging costs.

Operating Costs and Expenses—Operating expenses decreased to $277.1 million in 2012 compared to $285.0 million in 2011. The decrease in 2012 resulted from the following:

Selling and distribution expenses decreased $5.6 million in 2012 compared to 2011, and as a percentage of net sales, decreased to 6.3% in 2012 from 6.9% in 2011. The decrease is mainly due to lower distribution and delivery costs resulting from reduced freight rates, along with efficiencies resulting from last year’s warehouse consolidation program. The decrease was partially offset by increased costs associated with the acquisition of Naturally Fresh and higher salaries resulting from investments in business support teams in 2012 versus 2011.

General and administrative expenses increased $1.2 million in 2012 compared to 2011, which was primarily related to the acquisition of Naturally Fresh; however, general and administrative expenses as a percent of sales decreased to 4.7% from 5.0% in 2011.

Amortization expense decreased $0.9 million in 2012 compared to 2011 as amortization from acquired intangibles in the current year was offset by the complete amortization of several assets and projects.

Other operating expense decreased $2.7 million in 2012 compared to 2011. Expenses in 2012 primarily consisted of restructuring costs that included the soup restructuring and the Seaforth closure, as well as executor costs related to closed facilities. Expenses in 2011 related to facility closings, primarily the closing of the Springfield, Missouri pickle plant.

Interest expense in 2012 was $51.6 million, a decrease of $1.5 million from 2011 primarily due to lower interest rates.

Interest income of $0.6 million in 2012 relates to interest earned on the cash held by our Canadian subsidiary. In 2011, interest income was insignificant.

The impact of changes in foreign currency resulted in a loss of $0.4 million in 2012, versus a gain in 2011 of $3.5 million, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other (income) expense was a loss of $1.3 million in 2012 versus a gain of $1.0 million in 2011, primarily due to a mark to market loss on commodity contracts.

Income Taxes—Income tax expense was recorded at an effective rate of 28.9% for 2012 compared to 32.5% for 2011. The decrease in the effective tax rate is attributable to the tax impact of the repayment of certain intercompany debt, a decrease in the Canadian tax rate, and a decrease in state tax expense.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011—Results by Segment

North American Retail Grocery

	Year Ended December 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,568,014	100.0%	$1,456,213	100.0%
Cost of sales	1,219,516	77.8	1,102,843	75.7

Gross profit	348,498	22.2	353,370	24.3
Freight out and commissions	69,665	4.4	77,034	5.3
Direct selling and marketing	34,097	2.2	32,592	2.3

Direct operating income	$244,736	15.6%	$243,744	16.7%

Net sales in the North American Retail Grocery segment increased by $111.8 million, or 7.7%, for the year ended December 31, 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$1,456,213
Volume/mix	32,856	2.3%
Pricing	52,826	3.6
Foreign currency	(2,689)	(0.2)
Acquisitions	28,808	2.0

2012 Net sales	$1,568,014	7.7%

The increase in net sales from 2011 to 2012 is primarily due to price increases, increases in volume/mix, and the acquisition of Naturally Fresh. Overall volume/mix was higher in 2012 compared to that of 2011, primarily due to volume increases in salad dressings, pasta sauces, and Mexican sauces, partially offset by volume decreases in non-dairy creamer and soup.

Cost of sales as a percentage of net sales increased from 75.7% in 2011 to 77.8% in 2012 primarily due to higher operating and raw material costs, partially offset by increased pricing and decreases in packaging costs. Also impacting the percentage increase is a shift in the sales mix to customers and products that carry a higher cost on a percentage basis.

Freight out and commissions paid to independent brokers decreased $7.4 million or 9.6%, primarily due to lower freight rates and efficiencies resulting from last year’s warehouse consolidation program.

Direct selling and marketing increased $1.5 million primarily due to the Naturally Fresh acquisition.

Food Away From Home

	Year Ended December 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$338,357	100.0%	$307,819	100.0%
Cost of sales	274,082	81.0	244,741	79.5

Gross profit	64,275	19.0	63,078	20.5
Freight out and commissions	12,398	3.7	11,262	3.6
Direct selling and marketing	7,964	2.3	7,008	2.3

Direct operating income	$43,913	13.0%	$44,808	14.6%

Net sales in the Food Away From Home segment increased by $30.5 million, or 9.9%, for the year ended December 31, 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$307,819
Volume/mix	(13,357)	(4.3)
Pricing	12,108	3.9
Foreign currency	(416)	(0.1)
Acquisitions	32,203	10.4

2012 Net sales	$338,357	9.9%

Net sales increased in 2012 compared to 2011 due to the acquisition of Naturally Fresh and price increases, partially offset by decreased volumes in pickles, aseptic products, and Mexican sauces.

Cost of sales as a percentage of net sales increased from 79.5% in 2011 to 81.0% in 2012, due to increases in operating and raw material costs, and a shift in sales mix, partially offset by increased pricing and decreases in packaging costs.

Freight out and commissions paid to independent brokers increased $1.1 million in 2012 compared to 2011, primarily due to the acquisition of Naturally Fresh. Freight costs did not decrease in this segment as they did for the North American Retail Grocery segment, as most customers pick up their products. Freight and commissions were 3.7% of net sales, consistent with the prior year rate of 3.6%.

Direct selling and marketing expenses were $8.0 million in 2012 compared to $7.0 million in 2011 reflecting the acquisition of Naturally Fresh.

Industrial and Export

	Year Ended December 31,
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$275,754	100.0%	$285,953	100.0%
Cost of sales	223,667	81.1	229,104	80.1

Gross profit	52,087	18.9	56,849	19.9
Freight out and commissions	5,924	2.2	6,825	2.4
Direct selling and marketing	1,500	0.5	1,756	0.6

Direct operating income	$44,663	16.2%	$48,268	16.9%

Net sales in the Industrial and Export segment decreased by $10.2 million, or 3.6%, for the year ended December 31, 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$285,953
Volume/mix	(16,225)	(5.7)
Pricing	5,431	1.9
Foreign currency	(113)	—
Acquisitions	708	0.2

2012 Net sales	$275,754	(3.6)

The decrease in net sales is primarily due to volume/mix decreases, partially offset by pricing. The volume decrease was primarily due to decreases in soup, non-dairy creamer, and infant feeding sales volumes.

Cost of sales, as a percentage of net sales, increased from 80.1% in 2011 to 81.1% in 2012 primarily due to a shift in sales mix, and increases in operating and raw material costs that were partially offset by price increases and decreases in packaging costs.

Freight out and commissions paid to independent sales brokers were $5.9 million in 2012 compared to $6.8 million in 2011, due to lower volumes that resulted in lower freight costs and commissions.

Direct selling and marketing was $1.5 million in 2012 compared to $1.8 million in 2011.

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

The increase was driven by the acquisitions of Sturm and S.T. Foods in 2010, increases in pricing needed to offset higher input costs, favorable foreign currency exchange rates between the U.S. and Canadian dollar and a favorable product mix.

Cost of Sales—All expenses incurred to bring a product to completion are included in cost of sales, such as raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, including costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales increased to 76.9% in 2011 from 76.3% in the prior year. The increase in cost of sales was primarily due to an increase in ingredient and packaging costs, and warehouse start-up costs associated with the consolidation of the Company’s distribution network, partially offset by a favorable mix of sales from Sturm and S.T. Foods. The underlying commodity cost of most raw materials and packaging supplies increased in 2011 and was substantially offset by increases in selling prices by the end of the third quarter. However, during the fourth quarter, costs increased due to unfavorable LIFO inventory adjustments, and higher production costs resulting from the reduced volume level.

Operating Costs and Expenses—Operating expenses increased to $285.0 million in 2011 compared to $254.8 million in 2010. The increase in 2011 resulted from the following:

Selling and distribution expenses increased $22.2 million in 2011 compared to 2010. The increase was primarily due to the acquisition of Sturm and S.T. Foods during 2010. Selling and distribution expenses as a percentage of net sales increased to 6.9% from 6.6% in 2010 mainly due to increases in distribution costs partially offset by reduced incentive compensation.

General and administrative expenses decreased $5.3 million in 2011 compared to 2010, which was primarily related to reduced incentive compensation and acquisition costs, partially offset by incremental general and administrative costs of Sturm and S.T. Foods and costs related to the ERP systems implementation.

Amortization expense increased $8.1 million in 2011 compared to 2010 due primarily to the addition of intangible assets acquired in the Sturm and S.T. Foods acquisitions and amortization of capitalized ERP system costs.

Other operating expense increased $5.3 million in 2011 compared to 2010. Expense in 2011 related to facility closings, primarily the closing of the Springfield, Missouri pickle plant. Operating expense in 2010 primarily related to costs associated with the exit from the branded baby food business, partially offset by the gain on a postretirement plan curtailment at our Dixon facility.

Interest expense in 2011 was $53.1 million, an increase of $7.4 million from 2010 primarily due to an increase in debt resulting from the Sturm and S.T. Foods acquisitions and higher borrowing costs, offset by the expiration of an interest rate swap contract that had locked in a portion of our floating rate debt at a higher fixed interest rate.

The impact of changes in foreign currency resulted in a gain of $3.5 million in 2011, versus a gain in 2010 of $1.6 million, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other (income) expense was a gain of $1.0 million in 2011 versus a gain of $4.0 million in 2010. The decrease was primarily related to the gain associated with the mark to market adjustment of our interest rate swap agreement, totaling $4.0 million in 2010.

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

The increase in net sales from 2010 to 2011 was primarily due to the acquisition of Sturm and S.T. Foods, price increases, foreign currency fluctuations and higher unit sales. Overall volume is higher in 2011 compared to that of 2010, primarily due to increases in the salad dressings, powdered drinks, dry dinners and hot cereal categories, offset by the Company’s exit from the retail infant feeding business in 2010.

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

Cost of sales as a percentage of net sales increased from 79.2% in 2010 to 79.5% in 2011, due to net increases in raw material and ingredient costs, partially offset by exiting certain low margin processed pickle business and increased pricing.

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

The increase in net sales was primarily due to price increases, a favorable product mix and the acquisition of the Sturm co-pack business. The volume decrease was mainly due to a decrease in co-pack soup business partially offset by higher sales of non-dairy creamer.

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

Known Trends and Uncertainties

The costs of raw materials, ingredients, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials in 2012 compared to 2011, specifically, soybean oil and corn sweeteners. These increases were partially offset by decreases in packaging costs, specifically plastics. We expect the volatile nature of these costs to continue with an overall upward trend. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

The U.S. retail food industry has continued to bifurcate from traditional food retailers (those who carry a full array of refrigerated, frozen and shelf stable products) to specialty retailers who cater to consumers who migrate to either end of the value spectrum. These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value of their food purchases, or catering to consumers looking for the highest quality ingredients, unique packaging or products to satisfy particular dietary needs. This changing behavior has prompted us to develop new formulations, packaging, and sizes to meet customer and consumer needs. Over the past year, we have seen double digit growth in limited assortment and discount store volumes and we expect this trend to continue, but at a much lower rate. As economic conditions improve, however, we believe this trend will level off.

Competitive Environment

There has been significant consolidation in the retail grocery and foodservice industries in recent years resulting in mass merchandiser and non-traditional grocers, such as those offering a limited assortment, to gain market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer, large customers. There can be no assurance that we will be able to keep our existing customers, or gain new customers. As the consolidation of the retail grocery and foodservice industry continues, we could lose sales and profits if any one or more of our existing customers were to be sold or if limited assortment stores reduce the variety of products that we sell.

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

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. Over the last three years, the Company has generated $605.3 million in cash flow from operating activities due to strong earnings and by focusing on working capital management. If additional borrowings are needed, approximately $346.2 million was available on the revolving credit facility as of December 31, 2012. See Note 10 to our “Consolidated Financial Statements” for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable liquidity requirements for a period of no less than twelve months.

Cash flows from operating activities:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$88,363	$94,407	$90,919
Depreciation & amortization	98,215	83,018	69,778
Stock-based compensation	12,824	15,107	15,838
(Gain) loss on foreign currency exchange	(97)	18	1,469
Curtailment of postretirement benefit obligations	—	—	(2,357)
Mark to market (gain) loss on derivative contracts	1,092	(861)	(4,363)
Loss (gain) on disposition of assets	3,786	1,681	3,159
Write-down of impaired assets	—	2,864	—
Deferred income taxes	5,724	15,114	9,199
Excess tax benefits from stock based compensation	(2,657)	(4,473)	(5,732)
Changes in operating assets and liabilities, net of acquisitions	(4,112)	(50,992)	66,580
Other	1,421	188	161

Net cash provided by operating activities	$204,559	$156,071	$244,651

Our cash from operations was $204.6 million in 2012, compared to $156.1 million in 2011, an increase of $48.5 million. The increase in cash from operating activities is primarily due to the Company’s efforts to maintain operating assets at a consistent level in contrast to the growth of net assets in 2011. Additionally, the increase is also due to a higher level of net income excluding non-cash charges such as depreciation and amortization resulting from the growth of the business and the acquisition of Naturally Fresh.

Cash provided by operating activities is used to pay down debt and pay for additions to property, plant and equipment.

Cash flows from investing activities:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Additions to property, plant and equipment	$(70,277)	$(68,523)	$(39,543)
Additions to intangible assets	(9,243)	(9,273)	(22,110)
Insurance proceeds	—	—	—
Cash outflows for acquisitions, less cash acquired	(29,955)	3,243	(844,496)
Proceeds from sale of fixed assets	113	251	43

Net cash used in investing activities	$(109,362)	$(74,302)	$(906,106)

In 2012, cash used in investing activities increased by $35.1 million compared to 2011 primarily due to the acquisition of Naturally Fresh for an aggregate amount of $26 million and the acquisition of the AMPI aseptic business for $4 million.

We expect capital spending programs to be approximately $90 million in 2013. Capital spending in 2013 will focus on food safety, quality, productivity improvements, product line expansions at our North East, Pennsylvania facility, continued implementation of an ERP system and routine equipment upgrades or replacements at our plants.

Cash flows from financing activities:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Proceeds from issuance of debt	$—	$—	$400,000
Net borrowing (repayment) of debt	(4,743)	(78,217)	173,390
Payments of deferred financing costs	—	(1,518)	(16,418)
Excess tax benefits from stock-based compensation	2,657	4,473	5,732
Net (payments) proceeds related to stock based award activities	(3,879)	(8,278)	(10,771)
Issuance of common stock, net of expenses	—	—	110,688

Net cash provided by (used in) financing activities	$(5,965)	$(83,540)	$662,621

Net cash flow used by financing activities was $6.0 million in 2012 compared to $83.5 million provided by financing activities in 2011. The decrease is mainly attributable to a decrease in the net repayment of debt, as the Company repaid $67.7 million of intercompany debt using borrowings from the revolving credit facility. The Company believes it has sufficient liquidity with the funds available under the revolving credit facility and does not anticipate a significant risk to cash flows in the foreseeable future as the Company operates in a relatively stable industry and has sizable market share across its product lines. The Company’s long-term financing needs will depend largely on potential acquisition activity.

The Company contributed $4.2 million, $3.6 million and $1.3 million in 2012, 2011 and 2010 respectively to its pension plan, and expects to make contributions of approximately $3.5 million in 2013.

A portion of the Company’s cash is generated by the earnings of our Canadian operations. The Company has asserted that these earnings are and will be indefinitely reinvested in Canada and, accordingly, are not available to fund U.S. operating activities. As of December 31, 2012, there was $94.1 million of cash and cash equivalents held by our Canadian subsidiary that is not available to fund operations in the U.S., unless these funds are repatriated. If the Company were to repatriate these funds, we would be required to pay U.S. income taxes. However, a determination of the potential tax liability is not practical at this time. We currently do not intend to repatriate these funds. As a temporary measure, the Company established a series of short term intercompany loans from the Canadian operations to the U.S. The cash was used to pay down the Company’s revolving line of credit and reduce the overall interest expense of the consolidated group. On January 10, 2012, the Company repaid $67.7 million of cross border intercompany loans in full and canceled the related notes. Payment was financed with borrowings under our revolving credit facility. The loans were fully repaid and canceled at the time of payment. During 2012, the cash was held by our Canadian subsidiary, E.D. Smith, in short term investments as cash and cash equivalents, and will be used for general corporate purposes in Canada, including capital projects and acquisitions. Repayment of the intercompany loans did not impact the Company’s compliance with loan covenants and did not significantly impact the Company’s access to liquidity.

Seasonality

The Company’s short-term financing needs are primarily for financing working capital during the year. As the Company continues to add new product categories to our portfolio, spikes in financing needs are lessened. Vegetable and fruit production are driven by harvest cycles, which occur primarily during the spring and summer as inventories of pickles and jams generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, the Company builds inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin in the second and third quarters, respectively. Non-diary creamer inventory builds in the fall for the expected winter sales.

Sources of Capital

Revolving Credit Facility—The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million, with Bank of America, N.A., as administrative agent, and a group of other participating lenders. The revolving credit facility matures September 23, 2016. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either LIBOR plus a margin ranging from 1.00% to 1.60%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.60%. In addition, a facility fee ranging from 0.25% to 0.40% is due quarterly on the aggregate commitment under the revolving credit facility. Of the Company’s aggregate commitment under the Credit Agreement of $750 million, $346.2 million was available as of December 31, 2012. As of December 31, 2012, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn. The revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of December 31, 2012. From an interest coverage ratio prospective, the Company’s ratio is nearly 50% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 11% below the maximum level (where the maximum level is not increased in the event of an acquisition). At this time next year, assuming no acquisitions, the Company expects that its leverage ratio will be nearly 30% below the maximum level, indicating another year of strong cash flows. The Company’s average interest rate on debt outstanding under the revolving credit facility for the year ended December 31, 2012 was 1.70%. Interest is payable quarterly or at the end of the applicable interest period.

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

High Yield Notes—The Company’s 7.75% high yield notes in aggregate principal amount of $400 million are due March 1, 2018. The High Yield Notes are guaranteed by the Company’s 100 percent owned subsidiary Bay Valley and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm; and S.T. Foods and certain other of the Company’s subsidiaries that may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee the Company’s payment obligations under any series of debt securities offered. The Indenture governing the High Yield Notes provides, among other things, that the High Yield Notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants of which the Company is in compliance as of December 31, 2012.

Senior Notes—The Company maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. The Company is in compliance with the applicable covenants as of December 31, 2012. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley, a 100 percent owned subsidiary of the Company, and its 100 percent owned subsidiaries of EDS Holdings, LLC, Sturm and S.T. Foods. The senior notes have not been registered under the 1933 Act, and may not be offered or sold in the United States, absent registration or an applicable exemption. Interest is paid semi-annually on March 31 and September 30. The Company will continue to classify these notes as long-term, as the Company has the ability and intent to refinance them on a long-term basis using the revolving credit facility or other long-term financing arrangements.

Tax Increment Financing—The Company owes $2.1 million related to redevelopment bonds pursuant to a Tax Increment Financing Plan and has agreed to make certain payments with respect to the principal amount of the bonds through May 2019.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2012:

Indebtedness, Purchase and Lease Obligations

	Payments Due by Period
		Year	Years	Years	More Than
	Total	1	2 – 3	4 – 5	5 Years
	(In thousands)
Revolving credit facility (1)	$417,289	$6,406	$12,812	$398,071	$—
High yield notes (2)	570,500	31,000	62,000	62,000	415,500
Senior notes (3)	110,988	6,438	3,260	101,290	—
Capital lease obligations (4)	5,888	2,109	3,023	756	—
Purchasing obligations (5)	445,553	334,056	96,518	9,793	5,186
Operating leases (6)	95,406	18,099	31,774	24,917	20,616
Benefit obligations (7)	35,410	3,659	6,185	6,676	18,890
Deferred compensation (8)	7,960	250	844	3,408	3,458
Unrecognized tax benefits (9)	9,889	3,158	6,407	324	—
Tax increment financing (10)	2,618	381	764	762	711
Severance (11)	1,610	1,610	—	—	—

Total	$1,703,111	$407,166	$223,587	$607,997	$464,361

(1)	Revolving credit facility obligation includes principal of $393.0 million and interest at an average rate of 1.63% at December 31, 2012. The principal is due September 23, 2016. (See Note 10)

(2)	High yield notes include principal and interest payments based on a fixed interest rate of 7.75%. Principal payment is due March 1, 2018. (See Note 10)
(3)	Senior notes obligation includes principal and interest payments based on a fixed interest rate of 6.03% through the maturity on September 30, 2013. The Company has the ability and intent to refinance these notes on a long-term basis using the revolving credit facility or other long-term financing arrangement. After initial maturity on September 30, 2013, interest payments and maturity will be based on our revolving credit facility that had an average interest rate of 1.63% at December 31, 2012 and a maturity date of September 23, 2016. (See Note 10)
(4)	Payments required under long-term capitalized lease contracts.
(5)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.
(6)	In accordance with generally accepted accounting principles (“GAAP”), these obligations are not reflected in the accompanying balance sheets. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.
(7)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.
(8)	Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.
(9)	The unrecognized tax benefit long term liability recorded by the Company is $9.9 million at December 31, 2012. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrealized tax benefit included in the tabular reconciliation (See Note 9 to our Consolidated Financial Statements) is approximately $9.5 million. The difference between the gross unrecognized tax benefit and the amount per the “Contractual Obligations—Indebtedness, Purchase and Lease Obligations” table is due to the inclusion above of corollary positions, interest, penalties, as well as the impact of state taxes on the federal tax liability. Deferred tax liabilities are excluded from the table due to uncertainty in their timing.
(10)	Tax increment financing obligation includes principal and interest payments based on rates ranging from 6.71% to 7.16%. Final payment is due May 1, 2019. (See Note 10)
(11)	Minimum severance payments associated with the closing of the Seaforth, Ontario, Canada facility.

In addition to the commitments set forth in the above table, at December 31, 2012, the Company had $10.8 million in letters of credit related to the Company’s workers’ compensation program.

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

See Note 17 to our “Consolidated Financial Statements” for more information about the Company’s commitments and contingent obligations.

Critical Accounting Policies

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results, and require the most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (“GAAP”) with no need for the application of our judgment. In certain circumstances, however, the preparation of the Consolidated Financial Statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to the “Consolidated Financial Statements” for a detailed discussion of significant accounting policies.

Accounts Receivable Allowances—We maintain an allowance for customer promotional programs, marketing co-op programs and other sales and marketing expenses. This allowance is based on a combination of historical rolling twelve month average program activity and historical customer sales, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $15.0 million and $13.1 million, at December 31, 2012 and 2011, respectively.

Inventories—Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. These valuations have been reduced by an allowance for obsolete and defective products and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimates of future demand, changes in formulas and packaging materials and inferior product. The Company’s allowances were $7.9 million and $5.6 million at December 31, 2012 and 2011, respectively.

Goodwill and Intangible Assets—Goodwill and intangible assets totaled $1,491 million as of December 31, 2012, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized. For purposes of goodwill impairment testing goodwill has been allocated to, and our reporting units are defined as, North American Retail Grocery—U.S. ($746 million of goodwill); North American Retail Grocery—Canada ($99 million of goodwill); Food Away From Home—U.S. ($80 million of goodwill); Food Away From Home—Canada ($14 million of goodwill); Industrial—U.S. ($134 million of goodwill); Contract — U.S. (no goodwill) and Contract—Canada (no goodwill). The Company’s reporting units are based on the components one level below our operating and reportable segments. No components have been aggregated.

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

The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2012. Our assessment did not result in an impairment. We have seven reporting units, five of which contain goodwill totaling $1,073 million. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied, with the weighted average of all discount rates approximating the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the five reporting units with goodwill, all have fair values significantly in excess of their carrying values (between 46% and 89%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which include our trademarks totaling $32.8 million, using the relief from royalty method. Significant assumptions include the royalty, growth and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. Our analysis resulted in no impairment. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Our analysis resulted in fair values that are in excess of the asset’s carrying value by 15% to 153%. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Amortizable intangible assets, which primarily include customer relationships and trademarks, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its fair value, which is generally based on discounted future cash flows. No impairment was identified and the Company concluded no changes are necessary to the remaining useful lives or values of the remaining amortizable intangible assets as of December 31, 2012.

Purchase Price Allocation—We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangibles and liabilities assumed are assigned a portion of the purchase price of the acquired company, normally equal to their fair values at the date of acquisition. The excess of the purchase price of the acquired company over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed is recorded as goodwill. We record the initial purchase price allocation based on an evaluation of information and estimates available at the date of the financial statements. As final information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair values of assets and liabilities differ from their preliminary purchase price allocations, such differences would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair value of individual assets acquired and liabilities assumed, including quoted market prices, forecasted future cash flows, net realizable values, estimates of the present value of required payments and determination of remaining useful lives.

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

Stock-Based Compensation—Income Before Income Taxes, for the years ended December 31, 2012 and December 31, 2011, included share-based compensation expense for employees and directors of $12.8 million and $15.1 million, respectively.

The fair value of stock options, restricted stock, restricted stock unit awards and performance units (the “Awards”) is determined on the date of grant. Stock options are valued using a Black Scholes model. Performance units and all other restricted stock and restricted stock unit awards are valued using the closing price of the Company’s stock on the date of grant. Stock-based compensation expense, as calculated and recorded, could have been impacted, if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. Expected volatilities are based on historical volatilities of the Company’s stock price. The Company has estimated that certain employees will complete the required service conditions associated with the Awards. For all other employees, the Company estimates forfeitures as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company does not have significant history to determine the expected term of its stock option awards, we based the expected term on that of comparable companies. The assumptions used to calculate the stock option and restricted stock awards granted in 2012 are presented in Note 12 to the Consolidated Financial Statements.

Insurance Accruals—We retain selected levels of property and casualty risks, primarily related to employee health care, workers compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors that contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2012 and 2011, we recorded accrued liabilities related to these retained risks of $12.0 million and $10.6 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history and cost trends could result in substantially different results in the future.

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

Our current asset mix guidelines, under our investment policy as written by our investment committee (the “Investment Committee”), target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2012, our master trust was invested as follows: equity securities of 60%; fixed income securities of 38%; and cash and cash equivalents of 2%.

We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 6.5%.

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, GAAP require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 4.25% at December 31, 2012. If the discount rate was one percent higher, the pension plan liability would have been approximately 12.6% lower, or $7.5 million, as of December 31, 2012. If the discount rate was one percent lower, the pension plan liability would have been approximately 15.8% higher, or $9.5 million, as of December 31, 2012.

See Note 14 to our “Consolidated Financial Statements” for more information regarding our employee pension and retirement benefit plans.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

We do not utilize financial instruments for trading purposes or hold any derivative financial instruments, other than our commodity agreements as of December 31, 2012, which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates which includes LIBOR and prime interest rates. Based on our outstanding debt balance of $393.0 million under our revolving credit facility as of December 31, 2012, each 1% rise in our interest rate would increase our interest expense by approximately $3.9 million annually.

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

In July 2006, we entered into a forward interest rate swap transaction for a notational amount of $100 million as a hedge of the forecasted private placement of $100 million in senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The total loss will be reclassified ratably to the Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the terms of the senior notes, which mature in September 2013.

Input Costs

The costs of raw materials, packaging materials, fuel and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We experienced increases in costs of most raw materials in 2012 compared to 2011, specifically in soybean oil and corn sweeteners. These cost increases were partially offset by decreases in packaging costs, specifically plastics. We expect the volatile nature of these costs to continue with an overall upward trend.

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

The Consolidated Financial Statements for 2012 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries at as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 21, 2013

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$94,407	$3,279
Receivables, net of allowance for doubtful accounts of $305 and $517	124,648	115,168
Inventories, net	347,353	329,374
Deferred income taxes	7,998	3,854
Assets held for sale	4,081	4,081
Prepaid expenses and other current assets	9,924	12,638

Total current assets	588,411	468,394
Property, plant and equipment, net	425,307	406,558
Goodwill	1,073,191	1,068,419
Intangible assets, net	417,561	437,860
Other assets, net	21,403	23,298

Total assets	$2,525,873	$2,404,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$185,086	$169,525
Current portion of long-term debt	1,944	1,954

Total current liabilities	187,030	171,479
Long-term debt	898,100	902,929
Deferred income taxes	212,461	202,258
Other long-term liabilities	49,027	54,346

Total liabilities	1,346,618	1,331,012
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 90,000 shares authorized, 36,197 and 35,921 shares issued and outstanding, respectively	362	359
Additional paid-in-capital	726,582	714,932
Retained earnings	468,951	380,588
Accumulated other comprehensive loss	(16,640)	(22,362)

Total stockholders’ equity	1,179,255	1,073,517

Total liabilities and stockholders’ equity	$2,525,873	$2,404,529

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$2,182,125	$2,049,985	$1,817,024
Cost of sales	1,728,215	1,576,688	1,385,690

Gross profit	453,910	473,297	431,334
Operating expenses:
Selling and distribution	136,779	142,341	120,120
General and administrative	102,973	101,817	107,126
Amortization expense	33,546	34,402	26,352
Other operating expense, net	3,785	6,462	1,183

Total operating expenses	277,083	285,022	254,781

Operating income	176,827	188,275	176,553
Other (income) expense:
Interest expense	51,609	53,071	45,691
Interest income	(643)	(48)	—
Loss (gain) on foreign currency exchange	358	(3,510)	(1,574)
Other expense (income), net	1,294	(1,036)	(3,964)

Total other expense	52,618	48,477	40,153

Income before income taxes	124,209	139,798	136,400
Income taxes	35,846	45,391	45,481

Net income	$88,363	$94,407	$90,919

Net earnings per basic share	$2.44	$2.64	$2.59
Net earnings per diluted share	$2.38	$2.56	$2.51
Weighted average shares—basic	36,155	35,805	35,079
Weighted average shares—diluted	37,118	36,950	36,172

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
Net income	$88,363	$94,407	$90,919
Other comprehensive income (loss):
Foreign currency translation adjustments	8,261	(6,489)	14,066
Pension and post-retirement reclassification adjustment (1)	(2,700)	(4,000)	(172)
Post retirement curtailment (3)	—	—	862
Derivative reclassification adjustment (2)	161	161	161

Other comprehensive income (loss)	5,722	(10,328)	14,917

Comprehensive income	$94,085	$84,079	$105,836

(1)	Net of tax of ($1,626), ($2,527) and ($107) for the years ended December 31, 2012, 2011, and 2010, respectively.
(2)	Net of tax of $101 for the years ended December 31, 2012, 2011, and 2010, respectively.
(3)	Net of tax of $539 for the year ended December 31, 2010.

See Notes to Consolidated Financial Statements

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2010	31,999	$320	$587,598	$195,262	$(26,951)	$756,229

Net income	—	—	—	90,919	—	90,919
Other comprehensive income (loss)					14,917	14,917

Comprehensive income						105,836
Shares issued	2,703	27	110,661	—	—	110,688
Equity awards exercised	738	7	(11,013)	—	—	(11,006)
Stock-based compensation	—	—	16,219	—	—	16,219

Balance, December 31, 2010	35,440	354	703,465	286,181	(12,034)	977,966

Net income	—	—	—	94,407	—	94,407
Other comprehensive income (loss)					(10,328)	(10,328)

Comprehensive income						84,079
Equity awards exercised	481	5	(3,839)	—	—	(3,834)
Stock-based compensation	—	—	15,306	—	—	15,306

Balance, December 31, 2011	35,921	359	714,932	380,588	(22,362)	1,073,517

Net income	—	—	—	88,363	—	88,363
Other comprehensive income (loss)					5,722	5,722

Comprehensive income						94,085
Equity awards exercised	276	3	(1,213)	—	—	(1,210)
Stock-based compensation	—	—	12,863	—	—	12,863

Balance, December 31, 2012	36,197	$362	$726,582	$468,951	$(16,640)	$1,179,255

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$88,363	$94,407	$90,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,669	48,616	43,426
Amortization	33,546	34,402	26,352
Stock-based compensation	12,824	15,107	15,838
Loss (gain) on foreign currency exchange	(97)	18	1,469
Mark to market loss (gain) on derivative contracts	1,092	(861)	(4,363)
Loss on disposition of assets	3,786	1,681	3,159
Write-down of tangible assets	—	2,864	—
Deferred income taxes	5,724	15,114	9,199
Excess tax benefits from stock-based compensation	(2,657)	(4,473)	(5,732)
Curtailment of postretirement benefit obligations	—	—	(2,357)
Other	1,421	188	161
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,640)	7,812	6,161
Inventories	(8,263)	(43,039)	34,318
Prepaid expenses and other assets	5,508	3,742	225
Accounts payable, accrued expenses and other liabilities	1,283	(19,507)	25,876

Net cash provided by operating activities	204,559	156,071	244,651
Cash flows from investing activities:
Additions to property, plant and equipment	(70,277)	(68,523)	(39,543)
Additions to intangible assets	(9,243)	(9,273)	(22,110)
Acquisitions, less cash acquired	(29,955)	3,243	(844,496)
Proceeds from sale of fixed assets	113	251	43

Net cash used in investing activities	(109,362)	(74,302)	(906,106)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	400,000
Borrowings under revolving credit agreement	320,700	263,100	512,000
Payments under revolving credit agreement	(323,500)	(339,900)	(337,600)
Payments on capitalized lease obligations	(1,943)	(1,417)	(1,010)
Issuance of common stock, net of expenses	—	—	110,688
Payments of deferred financing costs	—	(1,518)	(16,418)
Net (payments) proceeds related to stock-based award activities	(3,879)	(8,278)	(10,771)
Excess tax benefits from stock-based compensation	2,657	4,473	5,732

Net cash (used in) provided by financing activities	(5,965)	(83,540)	662,621

Effect of exchange rate changes on cash and cash equivalents	1,896	(1,273)	742
Increase (decrease) in cash and cash equivalents	91,128	(3,044)	1,908
Cash and cash equivalents, beginning of year	3,279	6,323	4,415

Cash and cash equivalents, end of year	$94,407	$3,279	$6,323

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its wholly owned subsidiaries (“Company,” “we,” “us,” or “our”). All intercompany balances and transactions are eliminated in consolidation. Certain product sales, as disclosed in Note 20, from prior years have been reclassified to conform to the current period presentation. Due to changes in the amount of cash on our balance sheet in 2012 versus prior years, we have earned significant interest income, and as a result, have presented interest income as a separate line item in our Consolidated Statements of Income in 2012. To be consistent with the current year presentation, we have reclassified interest income, which had previously been presented net of interest expense. These reclassifications had no effect on reported net income, total assets, or cash flows.

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

Cash Equivalents—We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2012, $94.1 million represents cash held in Canada, in local currency, and is convertible into other currencies. The cash held in Canada is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

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

Intangible and Other Assets—Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life
Customer relationships	Straight-line method over 5 to 20 years
Trademarks	Straight-line method over 10 to 20 years
Non-competition agreements	Straight-line method over the terms of the agreements
Deferred financing costs	Straight-line method over the terms of the related debt
Formulas/recipes	Straight-line method over 5 to 7 years
Computer software	Straight-line method over 2 to 7 years

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. if events or changes in circumstances require an interim assessment. We assess goodwill for impairment at the reporting unit level using a market and income approach, employing significant assumptions regarding growth, discount rates, and profitability at each reporting unit. Goodwill impairment has occurred if the book value of the reporting unit exceeds its fair value, and goodwill is written down to fair value. Our estimates of fair value under the income approach are determined based on a discounted cash flow model.

Stock-Based Compensation —We measure compensation expense for our equity awards at their grant date fair value. The resulting expense is recognized over the relevant service period. See Note 12.

Sales Recognition and Accounts Receivable—Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss transfer to customers and there is a reasonable assurance of collection of the sales proceeds. Product is shipped FOB shipping point or FOB destination, depending on our agreement with the customer. Sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers ranging up to 60 days, perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on historical experience. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.

Income Taxes—The provision for income taxes includes federal, foreign, state and local income taxes currently payable, and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Foreign Currency Translation and Transactions—The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in Other (income) expense, in the Consolidated Statements of Income.

Shipping and Handling Fees—Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $61.5 million, $70.1 million and $53.6 million, for years ended 2012, 2011 and 2010, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments—From time to time, we utilize derivative financial instruments including interest rate and commodity swaps, foreign currency contracts and forward purchase contracts to manage our exposure to interest rate, foreign currency and commodity price risks. We do not hold or issue financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not designated as hedges according to GAAP must be adjusted to fair value through earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of the gain or loss is reported as Accumulated other comprehensive loss and reclassified into earnings in the same period when the hedged transaction affects earnings. The ineffective gain or loss is recognized in current earnings. Commodity forward contracts generally qualify for the normal purchase exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. For further information about our derivative instruments see Note 18.

Capital Lease Obligations—Capital lease obligations represent machinery and equipment financing obligations, which are generally payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

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

Facility Closing and Reorganization Costs—We periodically record facility closing and reorganization charges, when we have identified a facility for closure or other reorganization opportunity, developed a plan and notified the affected employees. These charges are incurred as a component of operating income.

Research and Development Costs—We record research and development charges to expense as they are incurred and are reported in the General and administrative line of our Consolidated Statements of Income. Expenditures totaled $11.1 million, $10.1 million and $10.5 million, for years ended 2012, 2011 and 2010, respectively.

Advertising Costs—Advertising costs are expensed as incurred and reported in the Selling and distribution line of our Consolidated Statements of Income.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which is intended to simplify how an entity tests other intangible assets for impairment, by allowing companies the option of performing a qualitative assessment before calculating the fair value of the asset when testing indefinite-lived intangible assets for impairment. The ASU also revises the examples of events and circumstances that an entity should consider in interim periods. This ASU is effective for annual and interim period impairment tests performed for fiscal years beginning after September 15, 2012. This ASU does not change how intangible assets are accounted for, accordingly, the Company does not believe this ASU will have a significant impact on the Company’s financial statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	RESTRUCTURING

Soup restructuring—On August 7, 2012, following a strategic review of the soup category, the Company announced a restructuring plan that includes the closure of its Mendota, Illinois soup plant. Subsequently, the Company amended the plan to include reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business at the Pittsburgh facility. The restructuring is expected to reduce manufacturing costs by streamlining operations and transferring production to the Company’s Pittsburgh, Pennsylvania soup plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment and production ended as of December 31, 2012, with full plant closure to occur in the first quarter of 2013. Total costs are expected to be approximately $20.5 million as detailed below, of which $5.6 million is expected to be in cash. The total expected costs decreased from $21.4 million, as reported in the third quarter of 2012, as estimates were refined. Expenses associated with the restructuring are aggregated in the Other operating expense, net line item of the Consolidated Statement of Income, with the exception of accelerated depreciation, which is recorded in Cost of sales.

Seaforth, Ontario, Canada—On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada and the transfer of production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility was primarily related to the North American Retail Grocery segment and is expected to end in the second quarter of 2013, with full plant closure expected in the third quarter of 2013. Total costs to close the Seaforth facility are expected to be approximately $12.8 million as detailed below, of which $5.7 million is expected to be in cash. The total expected costs decreased from $13.6 million, as reported in the third quarter of 2012, as estimates were refined. Expenses incurred associated with the facility closure are primarily aggregated in the Other operating expense, net line item of the Consolidated Statement of Income. Certain costs, primarily accelerated depreciation, are recorded in Cost of sales.

Concurrent with the restructurings as noted above, the Company reviewed the fixed assets for impairment at the product category level and no impairment was indicated. During the review, the useful lives of the related assets were reassessed and shortened to be consistent with the dates that production at the facilities were expected to end. The change in estimated useful lives related to the restructurings resulted in $10.7 million, or approximately $0.21 per basic and fully diluted share, of accelerated depreciation being recorded in 2012. We expect to incur an additional $11.3 million of accelerated depreciation through the second quarter of 2013. The weighted average useful life of the soup assets before and after the analysis was approximately eleven years and seven years, respectively. The Seaforth assets had a weighted average useful life before and after the analysis of approximately eleven years and nine months, respectively.

Below is a summary of the restructuring costs:

	Soup Restructuring		Seaforth Closure
	Year Ended	Total Expected	Year Ended	Total Expected
	December 31, 2012	Costs	December 31, 2012	Costs
	(In thousands)		(In thousands)
Accelerated depreciation	$6,703	$14,918	$4,008	$7,100
Severance and outplacement	757	861	2,249	3,318
Other closure costs	580	4,731	478	2,332

Total	$8,040	$20,510	$6,735	$12,750

As disclosed in Note 4, the Company acquired substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”). Subsequent to the acquisition, during the third quarter of 2012, the Company closed the trucking operations of Naturally Fresh that were acquired in the purchase. This action resulted in approximately $0.4 million of severance costs that are recorded in the Other operating expense, net line of the Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities recorded as of December 31, 2012 associated with the restructurings are related to severance costs totaling $2.7 million and are included in the Accounts payable and accrued expenses line of the Consolidated Balance Sheets. The table below presents a reconciliation of the severance liability as of December 31, 2012. The adjustments in the table below relate to refined estimates.

Severance Liability
(In thousands)
Balance as of January 1, 2012	$—
Expense	4,007
Payments	(640)
Adjustments	(681)

Balance as of December 31,2012	$2,686

Springfield, MO—As of December 31, 2011, the Company closed its pickle plant in Springfield, Missouri. Production ceased in August 2011 and has been transferred to other pickle facilities. Production at the Springfield facility was primarily related to the Food Away From Home segment. Closure costs for the year ended December 31, 2012 were insignificant. For the year ended December 31, 2011, total closure costs were $5.1 million. These costs are included in Other operating expense, net line in our Consolidated Statements of Income.

The Company classifies assets as held for sale in the amount of $4.1 million, resulting from the closure of our Portland pickle facility in 2008. The assets are valued at the lower of its carrying amount or fair value, less the cost to sell. The assets are not depreciated. The Company expects the assets to be sold within the next twelve months.

4.	ACQUISITIONS

On November 30, 2012, the Company completed the acquisition of selected assets of the aseptic cheese and pudding business from Associated Milk Producers Inc. (AMPI), a dairy marketing cooperative based in New Ulm, Minnesota. The business will be integrated into the Company’s existing aseptic operations within its Food Away From Home segment, and increase the Company’s presence in the aseptic category. The purchase price was $4.0 million. The acquisition was financed through borrowings under the Company’s revolving credit facility. Components of the acquisition include fixed assets and intangible assets such as customer lists, formulas and goodwill. The acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition. There were no acquisition costs. Due to the size and timing of this acquisition, it does not have a material impact on the Company’s financial statements for the year ended December 31, 2012. As such, the Company has not presented a purchase price allocation or pro forma disclosures.

On April 13, 2012, the Company completed its acquisition of substantially all the assets of Naturally Fresh, a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. The purchase price was approximately $26 million, net of cash. The acquisition was financed through borrowings under the Company’s revolving credit facility. The acquisition expanded the Company’s refrigerated manufacturing and packaging capabilities, broadened its distribution footprint and further developed its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility, coupled with the Company’s existing West Coast and Chicago based refrigerated food plants, is expected to allow the Company to more efficiently service customers from coast to coast.

The acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition, and are included in each of our segments. Included in the Company’s Consolidated Statements of Income are Naturally Fresh net sales of $60.8 million and

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating income of $0.1 million for the year ended December 31, 2012. At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values, and is subject to tax adjustments. No goodwill was created with this acquisition and an insignificant bargain purchase gain was recognized and recorded in the Other operating expense, net line of the Consolidated Statement of Income. Prior to recognizing the gain, the Company reassessed the fair value of the assets acquired and liabilities assumed in the acquisition. The insignificant bargain purchase gain is the result of the difference between the fair value of the assets acquired and the purchase price. Pro forma disclosures related to the transaction are not included since they are not considered material. We have made an allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$975
Receivables	6,603
Inventory	8,574
Property plant and equipment	16,953
Customer relationships	1,300
Trademarks	800
Non-compete agreement	120
Other intangible assets	111
Other assets	1,176
Assumed liabilities	(9,641)

Fair value of net assets acquired	26,971
Gain on bargain purchase	(41)

Total purchase price	$26,930

The Company allocated $1.3 million to customer relationships that have an estimated life of twenty years, $0.8 million to trademarks that have an estimated life of ten years, $0.1 million to a non-compete agreement with a life of five years, and $0.1 million to other intangible assets with a weighted average life of approximately four years. The Company increased the cost of inventories by $0.4 million, and expensed the amount as a component of cost of goods sold in the second quarter of 2012. The Company incurred approximately $1.0 million in acquisition related costs. These costs are included in the General and administrative expense line of the Consolidated Statements of Income.

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

	Year Ended
	December 31,
	2010	2009
	(In thousands, except per share data)
Pro forma net sales	$1,961,567	$1,954,568

Pro forma net income	$100,551	$104,679

Pro forma basic earnings per common share	$2.87	$3.02

Pro forma diluted earnings per common share	$2.78	$2.95

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	INVENTORIES

	December 31,
	2012	2011
	(In thousands)
Raw materials and supplies	$128,186	$115,719
Finished goods	238,575	233,408
LIFO reserve	(19,408)	(19,753)

Total inventories	$347,353	$329,374

Approximately $77.7 million and $82.0 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2012 and 2011, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2012 and 2011, over the amount at which these inventories were valued on the consolidated balance sheets. During 2011, we incurred a LIFO inventory liquidation that reduced our cost of sales and increased income before income taxes by $0.8 million. No LIFO inventory liquidation occurred in 2012.

6.	PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2012	2011
	(In thousands)
Land	$25,517	$19,256
Buildings and improvements	177,824	158,370
Machinery and equipment	478,394	417,156
Construction in progress	31,335	42,683

Total	713,070	637,465
Less accumulated depreciation	(287,763)	(230,907)

Property, plant and equipment, net	$425,307	$406,558

The increase in fixed assets is due to capital expenditures and the acquisition of the assets of Naturally Fresh, partially offset by accelerated depreciation of approximately $10.7 million. Depreciation expense was $64.7 million, $48.6 million, and $43.4 million in 2012, 2011, and 2010, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2010	$850,593	$92,146	$133,582	$1,076,321
Purchase price adjustment	(5,652)	(55)	—	(5,707)
Foreign currency exchange adjustment	(2,140)	(55)	—	(2,195)

Balance at December 31, 2011	842,801	92,036	133,582	1,068,419
Acquisition	—	2,011	—	2,011
Foreign currency exchange adjustment	2,415	346	—	2,761

Balance at December 31, 2012	$845,216	$94,393	$133,582	$1,073,191

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not incurred any goodwill impairments since its inception.

Approximately $275.2 million of goodwill is deductible for tax purposes.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012			2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$32,805	$—	$32,805	$32,155	$—	$32,155
Intangible assets with finite lives:
Customer-related	448,825	(107,761)	341,064	444,540	(82,152)	362,388
Non-compete agreements	120	(18)	102	1,000	(1,000)	—
Trademarks	20,810	(5,722)	15,088	20,010	(4,555)	15,455
Formulas/recipes	7,017	(4,631)	2,386	6,799	(3,302)	3,497
Computer software	43,339	(17,223)	26,116	35,721	(11,356)	24,365

Total other intangibles	$552,916	$(135,355)	$417,561	$540,225	$(102,365)	$437,860

As of December 31, 2012, the weighted average remaining useful lives for the amortizable intangible assets are (1) customer related at 15.1 years, (2) trademarks at 12.4 years, (3) formulas/recipes at 2.4 years, (4) computer software at 5.1 years and (5) non-competes at 4.3 years. The weighted average remaining useful life in total for all amortizable intangible assets is 14.3 years as of December 31, 2012.

Amortization expense on intangible assets was $33.5 million, $34.4 million and $26.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated intangible asset amortization expense for the next five years is as follows:

(In thousands)
2013	$32,961
2014	$32,555
2015	$31,373
2016	$31,179
2017	$30,597

Our 2012 and 2011 impairment reviews of goodwill and indefinite life intangible assets, using a discounted cash flow analysis, resulted in no impairments.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2012	2011
	(In thousands)
Accounts payable	$121,404	$109,178
Payroll and benefits	26,661	17,079
Interest and taxes	16,205	20,659
Health insurance, workers’ compensation and other insurance costs	6,879	5,584
Marketing expenses	7,180	7,148
Other accrued liabilities	6,757	9,877

Total	$185,086	$169,525

9.	INCOME TAXES

Components of Income from continuing operations, before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic source	$112,872	$118,681	$120,461
Foreign source	11,337	21,117	15,939

Income before income taxes	$124,209	$139,798	$136,400

The following table presents the components of the 2012, 2011 and 2010 provision for income taxes:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$23,616	$20,435	$26,958
State	2,141	3,225	4,473
Foreign	4,365	6,617	4,851

Total current	30,122	30,277	36,282
Deferred:
Federal	7,197	13,982	8,239
State	(193)	1,789	1,250
Foreign	(1,280)	(657)	(290)

Total deferred	5,724	15,114	9,199

Total income tax expense	$35,846	$45,391	$45,481

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Income:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Tax at statutory rate	$43,473	$48,929	$47,740
State income taxes	1,266	3,259	3,720
Tax benefit of cross-border intercompany financing structure	(5,079)	(4,960)	(5,053)
Transaction costs	—	—	1,149
Other, net	(3,814)	(1,837)	(2,075)

Total provision for income taxes	$35,846	$45,391	$45,481

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Pension and postretirement benefits	$8,339	$7,247
Accrued liabilities	12,283	13,135
Stock compensation	12,918	12,772
Unrealized foreign exchange loss	723	642
Other	8,231	5,704

Total deferred tax assets	42,494	39,500
Deferred tax liabilities:
Depreciation and amortization	(246,957)	(237,568)
Other	—	(336)

Total deferred tax liabilities	(246,957)	(237,904)

Net deferred income tax liability	$(204,463)	$(198,404)

Classification of net deferred tax assets (liabilities) in the Consolidated Balance Sheets is as follows:

	December 31,
	2012	2011
	(In thousands)
Current assets	$7,998	$3,854
Non-current liabilities	(212,461)	(202,258)

Total net deferred tax liabilities	$(204,463)	$(198,404)

No valuation allowance has been provided on deferred tax assets as management believes it is more likely than not that the deferred income tax assets will be fully recoverable.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions. For U.S. federal, state and Canadian purposes the Company is generally open for examination for the tax years ended December 31, 2008 and forward.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company settled an Internal Revenue Service (“IRS”) examination of S.T. Specialty Foods pre-acquisition tax year ended October 28, 2010 in the fourth quarter of 2012. The Company did not incur any material adjustments as a result of the examination.

During the second quarter of 2012, the IRS initiated an examination of TreeHouse Foods’ 2010 tax year, and the Canadian Revenue Agency (“CRA”) initiated an examination of the E.D. Smith 2008, 2009, and 2010 tax years. The IRS and CRA examinations are expected to be completed in 2013 or 2014. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2013.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $5.9 million within the next 12 months, primarily as a result of the resolution of audits currently in progress in several jurisdictions and the lapsing of statutes of limitations.

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Unrecognized tax benefits beginning balance	$11,396	$6,854	$3,187
Additions based on tax positions related to the current year	283	2,625	2,932
Additions based on tax positions of prior years	61	1,118	354
Additions resulting from acquisitions	—	1,364	1,887
Reductions for tax positions of prior years	(1,698)	(565)	(1,264)
Payments	(514)	—	(242)

Unrecognized tax benefits ending balance	$9,528	$11,396	$6,854

Unrecognized tax benefits are included in Other long-term liabilities in our Consolidated Balance Sheets.

Included in the balance at December 31, 2012 are amounts that are offset by deferred taxes (i.e., temporary differences) or amounts that would be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Thus, $5.8 million and $6.4 million of the amount accrued at December 31, 2012 and December 31, 2011, respectively, would impact the effective tax rate, if reversed.

The Company recognizes interest (income) expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company recognized income of $0.1 million, expense of $0.1 million and income of $0.6 million in interest and penalties in income tax expense, respectively. The Company has accrued approximately $0.4 million and $0.5 million for the payment of interest and penalties at December 31, 2012 and 2011, respectively.

The Company considers its investment in E.D. Smith to be permanent and therefore, the Company has not provided U.S. income taxes on the earnings of E.D. Smith or the translation of its financial statements into U.S. dollars. A provision has not been established because it is our present intention to reinvest the E.D. Smith undistributed earnings indefinitely in Canada. The undistributed earnings as of December 31, 2012 were approximately $71.8 million. As of December 31, 2012, there was $94.1 million of cash and cash equivalents held by our Canadian subsidiary that is not available to fund operations in the U.S., unless these funds are repatriated. If the Company were to repatriate these funds, we would be required to pay U.S. income taxes. The determination of the amount of unrecognized U.S. federal income tax liabilities for the E.D. Smith unremitted earnings at December 31, 2012 is not practical at this time.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the years ended December 31, 2012 and 2011, the Company recognized a tax benefit of approximately $5.1 million and $5.0 million, respectively, related to this item.

10.	LONG-TERM DEBT

	December 31,
	2012	2011
	Amount	Amount
	Outstanding	Outstanding
	(In thousands)
Revolving credit facility	$393,000	$395,800
High yield notes	400,000	400,000
Senior notes	100,000	100,000
Tax increment financing and other debt	7,044	9,083

Total outstanding debt	900,044	904,883
Less current portion	(1,944)	(1,954)

Total long-term debt	$898,100	$902,929

The scheduled maturities of outstanding debt, at December 31, 2012, are as follows (in thousands):

2013	$1,944
2014	1,505
2015	1,600
2016(1)	494,008
2017	327
Thereafter	400,660

Total outstanding debt	$900,044

(1)	Includes the scheduled maturity in 2013 of the $100 million senior notes that the Company has classified as long-term, as the Company has the ability and intent to refinance the debt on a long-term basis using the revolving credit facility or other long-term financing arrangement.

Revolving Credit Facility—The Company is party to an unsecured revolving credit facility (the “Credit Agreement”) with an aggregate commitment of $750 million, with Bank of America, N.A., as administrative agent, and a group of other participating lenders. The Credit Agreement matures September 23, 2016. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either LIBOR plus a margin ranging from 1.00% to 1.60%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.60%. In addition, a facility fee ranging from 0.25% to 0.40% is due quarterly on the aggregate commitment under the Credit Agreement. Of the Company’s aggregate commitment under the Credit Agreement of $750 million, $346.2 million was available as of December 31, 2012. As of December 31, 2012, there were $10.8 million in letters of credit under the Credit Agreement that were issued but undrawn. The Credit Agreement contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of December 31, 2012. The Company’s average interest rate on debt outstanding under the Credit Agreement for the year ended December 31, 2012 was 1.70%. Interest is payable quarterly or at the end of the applicable interest period.

The Credit Agreement contains limitations on liens, investments, the incurrence of subsidiary indebtedness, mergers, dispositions of assets, acquisitions, material lines of business and transactions with affiliates. The Credit

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

High Yield Notes—The Company’s 7.75% high yield notes in aggregate principal amount of $400 million are due March 1, 2018 (the “High Yield Notes”). The High Yield Notes are guaranteed by our 100 percent owned subsidiary Bay Valley Foods, LLC (“Bay Valley”) and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm; S.T. Specialty Foods and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered. The indenture (the “Indenture”) governing the High Yield Notes provides, among other things, that the High Yield Notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants of which the Company is in compliance as of December 31, 2012. Interest is paid semi-annually on March 1 and September 1. The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) allow restrictions on the ability of certain of its subsidiaries to pay dividends or make other payments to the Company or the guarantors, (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are only subject to the limitation that the above actions are not permitted if the Company is in default or the above actions would result in default of the Indenture.

Senior Notes—The Company maintains a private placement of $100 million in aggregate principal of 6.03% senior notes due September 30, 2013, pursuant to a Note Purchase Agreement among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that will limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. The Company is in compliance with the applicable covenants as of December 31, 2012. All of the Company’s obligations under the senior notes are fully and unconditionally guaranteed by Bay Valley, a 100 percent owned subsidiary of the Company, and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm and S.T. Specialty Foods. The senior notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States, absent registration or an applicable exemption. Interest is paid semi-annually on March 31 and September 30. The Company will continue to classify these notes as long-term, as the Company has the ability and intent to refinance them on a long-term basis using the revolving credit facility or other long-term financing arrangement.

In July 2006, the Company entered into a forward interest rate swap transaction for a notional amount of $100 million, as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. The total loss will be reclassified ratably to the Consolidated Statements of Income as an increase to interest expense over the term of the senior notes that mature on September 30, 2013, providing an effective interest rate of 6.29% over the term of the senior notes. In each of 2012, 2011 and 2010, $0.3 million of the loss was taken into interest expense. We anticipate that $0.2 million of the loss will be reclassified to interest expense in 2013.

Tax Increment Financing—On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement was transferred to the Company as part of the acquisition of the Soup and Infant Feeding Business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2012, $2.1 million remains outstanding. Interest accrues at an annual rate of 6.71% for the $0.2 million tranche which matures May 1, 2013; and 7.16% for the $1.9 million tranche matures May 1, 2019.

Capital Lease Obligations and Other—Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

11.	STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common stock—The Company has authorized 90 million shares of common stock with a par value of $0.01 per share and 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued. No dividends have been declared or paid.

As of December 31, 2012, there were 36,196,587 shares of common stock issued and outstanding. There is no treasury stock.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Weighted average common shares outstanding	36,155	35,805	35,079
Assumed exercise/vesting of equity awards (1)	963	1,145	1,093

Weighted average diluted common shares outstanding	37,118	36,950	36,172

(1)	Stock options, restricted stock, restricted stock units and performance units are excluded from our computation of diluted earnings per share, because they were anti-dilutive, were 0.4 million, 0.2 million, and 0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	STOCK-BASED COMPENSATION

The Board of Directors adopted and the stockholders approved the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”). Effective February 9, 2012, the Plan was amended and restated to increase the number of shares available for issuance under the Plan. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee determines specific awards for our executive officers. For all other employees below the position of senior vice president (or any analogous title), and if the committee designates, our Chief Executive Officer or such other officers will, from time to time, determine specific persons to whom awards under the Plan will be granted and the extent of, and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, also will make all other necessary decisions and interpretations under the Plan.

Under the Plan, the Compensation Committee may grant awards of various types of equity-based compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares that are available to be awarded under the Plan is approximately 9.3 million, of which approximately 3.0 million remain available at December 31, 2012.

Income from continuing operations before tax, for the years ended December 31, 2012, 2011 and 2010 includes stock-based compensation expense for employees and directors of $12.8 million, $15.1 million and $15.8 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $4.7 million, $5.8 million and $6.1 million for 2012, 2011 and 2010, respectively.

The Company estimates that certain employees and all our directors will complete the required service conditions associated with their awards. For all other employees, the Company estimates forfeitures, as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the awards.

Options were granted under the Plan and in certain cases pursuant to employment agreements. Options were also granted to our non-employee directors. Stock options generally have a three year vesting schedule and vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

The following table summarizes stock option activity during 2012:

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2011	2,243	95	$29.76	4.8	$83,292
Granted	283	—	$60.95
Forfeited	(13)	—	$54.05
Exercised	(45)	(23)	$26.77

Outstanding, December 31, 2012	2,468	72	$33.19	4.4	$50,809

Vested/expect to vest, at December 31, 2012	2,443	72	$32.94	4.4	$50,808

Exercisable, December 31, 2012	2,078	72	$28.66	3.6	$50,562

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2012, 2011 and 2010, the intrinsic value of stock options exercised was approximately $2.1 million, $3.7 million and $3.4 million, respectively. The tax benefit recognized from stock option exercises in 2012, 2011 and 2010 was approximately $0.8 million, $1.4 million and $1.3 million, respectively. Compensation expense related to unvested options totaled $5.8 million at December 31, 2012 and will be recognized over the remaining vesting period of the grants, which averages 2.2 years. The average grant date fair value of options granted in 2012, 2011, and 2010 was $20.70, $20.36 and $19.11, respectively.

In addition to stock options, the Company may also grant restricted stock, restricted stock units and performance unit awards. These awards are granted under the Plan. Employee restricted stock and restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest, generally, on the anniversary of the thirteenth month of the award. Beginning with the 2012 grant, Director restricted stock units vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. The following table summarizes the restricted stock and restricted stock unit activity during the year ended December 31, 2012:

	Employee Restricted Stock	Weighted Average Grant Date Fair Value	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)		(In thousands)
Outstanding, at December 31, 2011	15	$26.35	368	$44.66	71	$35.51
Granted	—	—	188	$60.98	15	$61.41
Vested	(14)	$26.35	(178)	$42.79	(8)	$42.10
Forfeited	(1)	$26.35	(25)	$54.02	—	$—

Outstanding, at December 31, 2012	—	$—	353	$53.62	78	$39.88

Compensation expense for all restricted stock and restricted stock units totaled $9.3 million in 2012, $11.0 million in 2011, and $11.4 million in 2010. The restricted stock and restricted stock units vested during 2012, 2011 and 2010 had a fair value of $12.0 million, $23.1 million and $41.6 million, respectively.

Future compensation costs for restricted stock units is approximately $12.6 million as of December 31, 2012 and will be recognized on a weighted average basis over the next 2.0 years.

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. During the year ended December 31, 2012, based on achievement of operating performance measures, 50,384 performance units were converted into 100,768 shares of stock. Conversion of these shares was based on attainment of at least 120% of the target performance goals, and resulted in the vesting awards being converted into two shares of stock for each performance unit.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the performance unit activity during the twelve months ended December 31, 2012:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2011	130	$42.11
Granted	150	$50.14
Vested	(101)	$28.96
Forfeited	(14)	$52.15

Unvested, at December 31, 2012	165	$56.57

Future compensation cost related to the performance units is estimated to be approximately $3.6 million as of December 31, 2012 and is expected to be recognized over the next 2.4 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant. The fair value of performance units vested in 2012 and 2011 was $6.2 million and $8.0 million, respectively. No performance units vested in 2010.

The fair value of stock options, restricted stock, restricted stock unit awards and performance units is determined on the date of grant using the assumptions noted in the following table or the market price of the Company’s stock on the date of grant. Stock options are valued using the Black Scholes model. Performance units, restricted stock and restricted stock unit awards are valued using the closing price of the Company’s stock on the date of grant. Expected volatilities for 2012 and 2011 are based on historical volatilities of the Company’s stock price. Prior to and including 2010, expected volatilities were based on the implied historical volatilities from peer companies and other factors, as the Company’s stock was not publically traded prior to June 27, 2005. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company began operations in 2005, we do not have significant history to determine the expected term of our awards based on our experience alone. As such, we based our expected term on that of comparable companies. The assumptions used to calculate the value of the stock option awards granted in 2012, 2011 and 2010 are presented as follows:

	2012	2011	2010
Expected volatility	32.85%	33.35%	35.00%
Expected dividends	0.00%	0.00%	0.00%
Risk-free interest rate	1.15%	2.57%	3.87%
Expected term	6.0 years	6.0 years	6.0 years

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits	Derivative Financial Instrument	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2009	$(17,845)	$(8,515)	$(591)	$(26,951)
Other comprehensive gain	14,066	690	161	14,917

Balance at December 31, 2010	(3,779)	(7,825)	(430)	(12,034)
Other comprehensive (loss) gain	(6,489)	(4,000)	161	(10,328)

Balance at December 31, 2011	(10,268)	(11,825)	(269)	(22,362)
Other comprehensive (loss) gain	8,261	(2,700)	161	5,722

Balance at December 31, 2012	$(2,007)	$(14,525)	$(108)	$(16,640)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiary, E.D. Smith.

14.	EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS

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

Defined Contribution Plans—Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2012, 2011 and 2010, the Company made matching contributions to the plan of $4.5 million, $4.3 million and $3.3 million, respectively.

Multiemployer Pension Plans—The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multiemployer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. In 2012, 2011 and 2010, the contributions to these plans, were $1.5 million, $1.6 million and $1.6 million, respectively.

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2012 and 2011 is for the plan’s year ended December 31, 2011,

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2010, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP” column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would impact the comparability of contributions to the plans.

	EIN Number	Plan Number	Pension Protection Act Zone Status		FIP Implemented (yes or no)				Surcharge Imposed (yes or no)	Expiration Date Of Collective Bargaining Agreement
			Plan Year Ended December, 31			TreeHouse Foods Contributions
Plan Name:			2012	2011		2012	2011	2010
Central States Southeast and Southwest Areas Pension Fund	36-2154936	1	Red	Red	Yes	$602,483	$620,518	$590,697	No	12/28/2013
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	36-6067654	1	Green	Green	No	$413,080	$422,810	$403,461	No	4/30/2012	*
Western Conference of Teamsters Pension Fund	91-6145047	1	Green	Green	No	$379,372	$314,636	$330,727	No	2/28/2015

*	Currently in negotiations to renew the collective bargaining agreement.

The Company was listed in the plan’s Form 5500 as providing more than 5% of the total contributions for the following plan and plan years.

Plan Name:	Year Contributions to Plan Exceeded More Than 5% of total Contributions (as of December 31 Of the Plan’s Year-End)
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	2012, 2011 and 2010

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

The Company’s overall investment strategy is to provide a regular and reliable source of income to meet the liquidity needs of the pension plans and minimize reliance on plan sponsor contributions as a source of benefit security. The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. Central to the policy are target allocation ranges by major asset classes. The objective of the target allocations are to ensure the assets

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are invested with the intent to protect pension plan assets so that such assets are preserved for the provision of benefits to participants and their beneficiaries and such long-term growth as may maximize the amounts available to provide such benefits without undue risk. Additionally, we consider the weighted average return of a capital markets model and historical returns on comparable equity, debt and other investments. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2012, our master trust was invested as follows: equity securities of 60%, fixed income securities of 38% and cash and cash equivalents of 2%. Equity securities primarily include investments in collective equity funds that invest in domestic and international securities, with a primary focus on domestic securities. Fixed income securities primarily include investments in collective funds that invest in corporate bonds of companies from diversified industries. Other investments are short term in nature, including certificates of deposit, investments in a collective bond fund that invests in commercial paper, time deposits, fixed rate notes and bonds and others.

The fair value of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category is as follows:

	Level (f)	Pension Plan Assets Fair Value Measurements at December 31, 2012
		(In thousands)
Short Term Investment Fund (a)	2	$839
Aggregate Bond Index Fund (b)	2	9,820
U.S. Market Cap Equity Index Fund (c)	2	20,125
International All Country World Index Fund (d)	2	3,665
Collective Daily 1-5 year Credit Bond Fund (e)	2	4,938

		$39,387

	Level (f)	Pension Plan Assets Fair Value Measurements at December 31, 2011
		(In thousands)
Short Term Investment Fund (a)	2	$1,824
Aggregate Bond Index Fund (b)	2	12,545
U.S. Market Cap Equity Index Fund (c)	2	17,281
International All Country World Index Fund (d)	2	3,127

		$34,777

(a)	This fund is an investment vehicle for cash reserves, which seeks to offer a competitive rate of return through a portfolio of high-grade, short term, money market instruments. Principal preservation is the primary objective of this fund.
(b)	The primary objective of this fund is to hold a portfolio representative of the overall United States bond and debt market, as characterized by the Barclays Capital Aggregate Bond Index.
(c)	The primary objective of this fund is to approximate the risk and return characteristics of the Dow Jones U.S. ex-LP’s Total Stock Market Index.
(d)	The primary objective of this fund is to approximate the risk and return characteristics of the Morgan Stanley All Country World ex-US (MSCI ACWI ex-US) ND Index. This fund is commonly used to represent the non-U.S. equity in developed and emerging markets.
(e)	The primary objective of this fund is to hold a portfolio representative of the intermediate credit securities portion of the United States bond and debt markets, as characterized by the Barclays Capital U.S. 1-5 year Credit Bond Index.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)	Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees incremental pension benefits are only earned for changes in compensation effecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Security Act of 1974, as amended. The Company estimates that its 2013 contributions to its pension plans will be $2.4 million. The measurement date for the defined benefit pension plans is December 31.

Other Postretirement Benefits—Certain employees participate in benefit programs which provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2013 contributions to its postretirement benefit plans will be $0.2 million. The measurement date for the other postretirement benefit plans is December 31.

The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and covers all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $1.8 million, $1.4 million, and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Increase in expense from 2010, 2011 and 2012 is due to the transfer of the postretirement union retiree medical plan at our Dixon facility to the Central States multiemployer plan. Effective March 31, 2010, the Company negotiated the transfer of the postretirement union retiree medical plan at the Dixon production facility to the Central States multiemployer plan. The Company transferred its liability to the multiemployer plan and no longer carries a liability for the accumulated benefit obligation of the employees covered under that plan, resulting in a plan curtailment. The curtailment resulted in a gain of $2.4 million, $1.4 million net of tax, which is included in Other operating expense, net on the Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2012 and 2011:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Change in benefit obligation:
Benefit obligation, at beginning of year	$50,832	$43,212	$3,228	$2,325
Service cost	2,289	2,199	24	30
Interest cost	2,451	2,219	149	118
Actuarial losses	7,364	4,914	92	904
Benefits paid	(2,994)	(1,712)	(102)	(149)

Benefit obligation, at end of year	$59,942	$50,832	$3,391	$3,228

Change in plan assets:
Fair value of plan assets, at beginning of year	$34,777	$32,400	$—	$—
Actual return on plan assets	3,424	476	—	—
Company contributions	4,180	3,613	102	149
Benefits paid	(2,994)	(1,712)	(102)	(149)

Fair value of plan assets, at year end	$39,387	$34,777	$—	$—

Funded status of the plan	$(20,555)	$(16,055)	$(3,391)	$(3,228)

Amounts recognized in the Consolidated Balance Sheets:
Current liability	$—	$—	$(149)	$(165)
Non-current liability	(20,555)	(16,055)	(3,242)	(3,063)

Net amount recognized	$(20,555)	$(16,055)	$(3,391)	$(3,228)

Amounts recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$21,000	$16,249	$790	$749
Prior service cost	2,243	2,846	(372)	(440)

Total, before tax effect	$23,243	$19,095	$418	$309

	Pension Benefits
	2012	2011
	(In thousands)
Accumulated benefit obligation	$57,048	$47,295
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	4.25%	4.75%
Rate of compensation increases	4.00% / 3.00%	4.00%

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2012 and 2011 are as follows:

	2012		2011
	Pre-65	Post 65	Pre-65	Post 65
Health care cost trend rates:
Health care cost trend rate for next year	7.5%	7.0%	8.5%	8.0%
Ultimate rate	5.0%	5.0%	5.0%	5.0%
Discount rate	4.25%	4.25%	4.75%	4.75%
Year ultimate rate achieved	2018	2017	2018	2017

The following table summarizes the net periodic cost of our pension plans and postretirement plans, for the years ended December 31, 2012, 2011 and 2010:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(In thousands)			(In thousands)
Components of net periodic costs:
Service cost	$2,289	$2,199	$2,023	$24	$30	$85
Interest cost	2,451	2,219	2,136	149	118	140
Expected return on plan assets	(2,321)	(2,356)	(2,199)	—	—	—
Amortization of unrecognized prior service cost	603	603	603	(68)	(68)	(68)
Amortization of unrecognized net loss (gain)	1,510	640	522	51	(12)	(30)
Curtailment	—	—	—	—	—	(2,357)

Net periodic cost	$4,532	$3,305	$3,085	$156	$68	$(2,230)

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	4.75%	5.25%	5.75%	4.75%	5.25%	5.75%
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—
Expected return on plan assets	6.50%	7.20%	7.60%	—	—	—

The estimated amount that will be amortized from accumulated other comprehensive income into net pension cost in 2013 is as follows:

	Pension	Postretirement
	(In thousands)
Net actuarial loss	$1,835	$46
Prior service cost	$455	$(68)

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(In thousands)
2013	$3,510	$149
2014	$2,947	$162
2015	$2,916	$160
2016	$3,058	$166
2017	$3,284	$168
2018-2022	$18,019	$871

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

2012
(In thousands)
1% Increase:
Benefit obligation, end of year	$387
Service cost plus interest cost for the year	$17
1% Decrease:
Benefit obligation, end of year	$(321)
Service cost plus interest cost for the year	$(14)

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

15.	OTHER OPERATING EXPENSE, NET

We incurred Other operating expense, net of $3.8 million, $6.5 million and $1.2 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Other operating expenses (income), net consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Restructuring	$5,178	$6,349	$1,521
Gain on postretirement plan curtailment	—	—	(2,357)
Realignment of infant feeding business	—	—	2,195
Other	(1,393)	113	(176)

Total other operating expense, net	$3,785	$6,462	$1,183

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest paid	$48,098	$50,531	$33,045
Income taxes paid	$33,300	$27,078	$23,895
Accrued purchase of property and equipment	$4,777	$4,181	$4,761
Accrued other intangible assets	$431	$1,865	$1,609
Receivable related to Sturm acquisition	$—	$—	$3,329

Non-cash financing activities for the twelve months ended December 31, 2012, 2011 and 2010 include the settlement of 0.3 million, 0.6 million and 0.9 million, shares, respectively, of restricted stock and restricted stock units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

17.	COMMITMENTS AND CONTINGENCIES

We lease certain property, plant and equipment and distribution warehouses used in our operations under both capital and operating lease agreements. These leases have terms ranging from one to ten years. Rent expense under operating lease commitments was $21.6 million, $22.7 million and $19.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of capital leases which are reflected as Property, plant and equipment in the Consolidated Balance Sheets are as follows:

	December 31,
	2012	2011
	(In thousands)
Machinery and equipment	$8,465	$8,615
Less accumulated amortization	(3,198)	(2,096)

Total	$5,267	$6,519

Future minimum payments at December 31, 2012, under non-cancelable capital leases, operating leases and purchase obligations are summarized as follows:

	Capital Leases	Operating Leases	Purchase Obligations
	(In thousands)
2013	$2,109	$18,099	$334,056
2014	1,535	16,615	89,350
2015	1,488	15,159	7,168
2016	748	14,007	4,607
2017	8	10,910	5,186
Thereafter	—	20,616	5,186

Total minimum payments	5,888	$95,406	$445,553

Less amount representing interest	891

Present value of capital lease obligations	$4,997

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had a $50 million interest rate swap agreement that swapped floating rate debt for a fixed rate of 2.9% and expired on August 19, 2011. This swap did not qualify for hedge accounting and changes in fair value are recorded in the Consolidated Statements of Income, with their fair value recorded on the Consolidated Balance Sheets.

Foreign Currency Risk—Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Income, with their fair value recorded on the Consolidated Balance Sheets. The Company had three foreign currency contracts for the purchase of U.S. dollars during 2012. There were no contracts outstanding as of December 31, 2012 or 2011.

Commodity Risk—Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes a combination of derivative contracts, purchase orders and various short and long term supply arrangements to manage commodity price risk, and in certain cases, establish a fixed commodity cost over the term of the contracts. Commodity forward contracts generally qualify for the normal purchase exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions.

The Company’s derivative commodity contracts include contracts for diesel, oil, plastics, natural gas, electricity, and certain soybean oil contracts that do not meet the requirements for the normal purchase exception.

The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. The contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and the soybean oil contracts are used to manage the price risk associated with raw material costs. As of December 31, 2012, the Company had outstanding contracts for the purchase of 40,316 megawatts of electricity, expiring throughout 2013 and outstanding contracts for the purchase of 852,038 dekatherms of natural gas, expiring throughout 2013. As of December 31, 2012, there were 8.7 million pounds of soybean oil contracts outstanding, of which 1.9 million pounds expire in the first quarter of 2013, and 6.8 million pounds expire in the second quarter of 2013.

The following table identifies the derivative, its fair value, and location on the Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	December 31, 2012	December 31, 2011
		(In thousands)
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$—	$163

		$—	$163

Liability Derivatives:
Commodity contracts	Accounts payable and accrued expenses	$929	$—

		$929	$—

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded the following gains and losses on our derivative contracts in the Consolidated Statements of Income:

	Location of Gain (Loss) Recognized in Income	Year Ended December 31,
		2012	2011
		(In thousands)
Mark to market unrealized gain (loss):
Interest rate swap	Other income, net	$—	$874
Foreign currency contract	Gain on foreign currency exchange	—	184
Commodity contracts	Other income, net	(1,092)	(197)

		(1,092)	861
Realized gain (loss):
Interest rate swap	Interest expense	—	(854)
Foreign currency contract	Cost of sales	(1,222)	203
Commodity contracts	Manufacturing related to cost of sales and transportation related to selling and distribution	(482)	270

		(1,704)	(381)

Total gain (loss)		$(2,796)	$480

19.	FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving credit facility	$(393,000)	$(393,353)	$(395,800)	$(396,728)	2
Senior notes	$(100,000)	$(102,341)	$(100,000)	$(101,529)	2
High yield notes	$(400,000)	$(433,500)	$(400,000)	$(433,000)	2
Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(929)	$(929)	$163	$163	2

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the commodity contracts was determined using Level 2 inputs. Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly. The value of the commodity contracts was based on an analysis comparing the contract rates to the forward curve rates throughout the term of the contracts. The commodity contracts are recorded at fair value on the consolidated balance sheets.

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

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; condensed and ready to serve soups, broths and gravies; refrigerated and shelf stable salad dressings and sauces; pickles and related products; Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks and single serve hot beverages; hot cereals; macaroni and cheese and skillet dinners. During 2010, we exited the retail infant feeding business.

Our Food Away From Home segment sells non-dairy powdered creamers; pickles and related products; Mexican sauces; refrigerated dressings; aseptic products; hot cereals; powdered drinks and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers; pickles and related products; Mexican sauces; infant feeding products; refrigerated dressings and single serve hot beverages. Export sales are primarily to industrial customers outside of North America.

The Company evaluates the performance of segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by our Chief Operating Decision Maker and do not include income taxes. Other expenses not allocated include warehouse start-up costs, restructuring costs, unallocated selling and distribution expenses and corporate expenses which consist of general and administrative expenses, amortization expense, other operating (income) expense and other expense (income). The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 “Summary of Significant Accounting Policies”.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net sales:
North American Retail Grocery	$1,568,014	$1,456,213	$1,247,126
Food Away From Home	338,357	307,819	314,998
Industrial and Export	275,754	285,953	254,900

Total	$2,182,125	$2,049,985	$1,817,024

Direct operating income:
North American Retail Grocery	$244,736	$243,744	$221,473
Food Away From Home	43,913	44,808	47,751
Industrial and Export	44,663	48,268	45,056

Total	333,312	336,820	314,280
Unallocated selling and distribution expenses	(5,231)	(5,864)	(3,066)
Unallocated cost of sales (1)	(10,950)	—	—
Unallocated corporate expense	(140,304)	(142,681)	(134,661)

Operating income	176,827	188,275	176,553
Other expense, net	(52,618)	(48,477)	(40,153)

Income before income taxes	$124,209	$139,798	$136,400

Depreciation:
North American Retail Grocery	$36,301	$33,343	$27,729
Food Away From Home	7,451	6,484	5,666
Industrial and Export	7,810	6,714	7,332
Corporate office (2)	13,107	2,075	2,699

Total	$64,669	$48,616	$43,426

(1)	Includes accelerated depreciation and other charges related to restructurings.
(2)	Includes accelerated depreciation related to restructurings.

Geographic Information—We had revenues to customers outside of the United States of approximately 13.0%, 13.2% and 13.5% of total consolidated net sales in 2012, 2011 and 2010, respectively, with 12.1%, 11.7% and 12.8% going to Canada in 2012, 2011 and 2010, respectively. Sales are determined based on customer destination.

	December 31,
	2012	2011	2010
	(In thousands)
Long-lived assets:
United States	$388,642	$370,857	$350,356
Canada	36,665	35,701	35,835

Total	$425,307	$406,558	$386,191

Long-lived assets consist of net property, plant and equipment.

Major Customers—Wal-Mart Stores, Inc. and affiliates accounted for approximately 20.7%, 19.1% and 18.5% of our consolidated net sales in 2012, 2011 and 2010, respectively. Sales to Wal-Mart Stores, Inc. and affiliates are

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in our North American Retail Grocery segment. No other customer accounted for more than 10% of our consolidated net sales.

Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented approximately 30.1% and 22.6% of our total trade receivables as of December 31, 2012 and 2011, respectively.

Product Information—The following table presents the Company’s net sales by major products. Certain product sales for 2011 and 2010 have been reclassified to conform to the current period presentation due to a change in product reporting.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Products:
Non-dairy creamer	$362,238	$359,860	$313,917
Pickles	308,228	300,414	319,281
Salad Dressings	284,027	220,359	201,775
Soup and infant feeding	281,827	299,042	325,546
Powdered drinks	234,430	219,932	164,487
Mexican and other sauces	232,025	195,233	189,718
Hot cereals	162,952	150,364	105,831
Dry dinners	126,804	115,627	17,129
Aseptic products	91,585	92,981	88,486
Jams	61,436	64,686	61,592
Other products	36,573	31,487	29,262

Total net sales	$2,182,125	$2,049,985	$1,817,024

21.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2012 and 2011:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)
Fiscal 2012
Net sales	$523,811	$527,421	$538,112	$592,781
Gross profit	114,932	106,591	113,209	119,178
Income before income taxes	31,704	27,496	28,962	36,047
Net income	22,074	19,511	21,554	25,224
Net income per common share:
Basic	.61	.54	.60	.70
Diluted	.60	.53	.58	.68
Fiscal 2011
Net sales	$493,513	$492,620	$528,050	$535,802
Gross profit	120,926	109,440	125,532	117,399
Income before income taxes	29,935	21,243	45,115	43,505
Net income	19,808	14,345	30,390	29,864
Net income per common share:
Basic	.56	.40	.84	.83
Diluted	.54	.39	.82	.81

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s High Yield Notes are guaranteed by its 100 percent owned subsidiary Bay Valley and its 100 percent owned subsidiaries EDS Holdings, LLC, Sturm and S.T. Specialty Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following supplemental consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for TreeHouse on a consolidated basis as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$269	$94,138	$—	$94,407
Accounts receivable, net	113	104,622	19,913	—	124,648
Inventories, net	—	301,286	46,067	—	347,353
Deferred income taxes	—	7,860	138	—	7,998
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,276	7,776	872	—	9,924

Total current assets	1,389	425,894	161,128	—	588,411
Property, plant and equipment, net	14,427	374,215	36,665	—	425,307
Goodwill	—	959,440	113,751	—	1,073,191
Investment in subsidiaries	1,740,451	209,833	—	(1,950,284)	—
Intercompany accounts receivable (payable), net	267,016	(118,778)	(148,238)	—	—
Deferred income taxes	13,275	—	—	(13,275)	—
Identifiable intangible and other assets, net	48,797	315,258	74,909	—	438,964

Total assets	$2,085,355	$2,165,862	$238,215	$(1,963,559)	$2,525,873

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$(3,579)	$175,139	$13,526	$—	$185,086
Current portion of long-term debt	—	1,938	6	—	1,944

Total current liabilities	(3,579)	177,077	13,532	—	187,030
Long-term debt	893,000	5,079	21	—	898,100
Deferred income taxes	2,413	208,494	14,829	(13,275)	212,461
Other long-term liabilities	14,266	34,761	—	—	49,027
Shareholders’ equity	1,179,255	1,740,451	209,833	(1,950,284)	1,179,255

Total liabilities and shareholders’ equity	$2,085,355	$2,165,862	$238,215	$(1,963,559)	$2,525,873

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,936,149	$295,267	$(49,291)	$2,182,125
Cost of sales	—	1,541,642	235,864	(49,291)	1,728,215

Gross profit	—	394,507	59,403	—	453,910
Selling, general and administrative expense	46,216	168,050	25,486	—	239,752
Amortization	4,556	24,068	4,922	—	33,546
Other operating expense, net	(218)	1,564	2,439	—	3,785

Operating (loss) income	(50,554)	200,825	26,556	—	176,827
Interest expense	50,762	847	14,434	(14,434)	51,609
Interest (income)	—	(14,434)	(643)	14,434	(643)
Other income, net	—	1,133	519	—	1,652

(Loss) income from continuing operations, before income taxes	(101,316)	213,279	12,246	—	124,209
Income taxes (benefit)	(38,590)	71,130	3,306	—	35,846
Equity in net income of subsidiaries	151,089	8,940	—	(160,029)	—

Net income	$88,363	$151,089	$8,940	$(160,029)	$88,363

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,812,068	$272,270	$(34,353)	$2,049,985
Cost of sales	—	1,400,394	210,647	(34,353)	1,576,688

Gross profit	—	411,674	61,623	—	473,297
Selling, general and administrative expense	49,030	171,150	23,978	—	244,158
Amortization	3,155	26,213	5,034	—	34,402
Other operating expense, net	—	6,462	—	—	6,462

Operating (loss) income	(52,185)	207,849	32,611	—	188,275
Interest expense	52,500	1,995	14,198	(15,622)	53,071
Interest (income)	(1,563)	(14,107)	—	15,622	(48)
Other income, net	(927)	(44)	(3,575)	—	(4,546)

(Loss) income before income taxes	(102,194)	220,004	21,988	—	139,798
Income taxes (benefit)	(38,533)	77,905	6,019	—	45,391
Equity in net income of subsidiaries	158,068	15,969	—	(174,037)	—

Net income	$94,407	$158,068	$15,969	$(174,037)	$94,407

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,593,324	$250,001	$(26,301)	$1,817,024
Cost of sales	—	1,215,837	196,154	(26,301)	1,385,690

Gross profit	—	377,487	53,847	—	431,334
Selling, general and administrative expense	50,605	153,619	23,022	—	227,246
Amortization	526	21,085	4,741	—	26,352
Other operating income, net	—	1,183	—	—	1,183

Operating (loss) income	(51,131)	201,600	26,084	—	176,553
Interest expense	44,899	780	13,729	(13,717)	45,691
Interest (income)	(75)	(13,642)	—	13,717	—
Other (income) expense, net	(4,002)	1,537	(3,073)	—	(5,538)

(Loss) income before income taxes	(91,953)	212,925	15,428	—	136,400
Income taxes (benefit)	(35,782)	76,702	4,561	—	45,481
Equity in net income of subsidiaries	147,090	10,867	—	(157,957)	—

Net income (loss)	$90,919	$147,090	$10,867	$(157,957)	$90,919

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Year Ended December 31, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$88,363	$151,089	$8,940	$(160,029)	$88,363
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	3,660	4,601	—	8,261
Pension and post-retirement reclassification adjustment, net of tax	—	(2,700)	—	—	(2,700)
Derivative reclassification adjustment, net of tax	161	—	—	—	161

Other comprehensive (loss) income	161	960	4,601	—	5,722
Equity in other comprehensive income of subsidiaries	5,561	4,601	—	(10,162)	—

Comprehensive income	$94,085	$156,650	$13,541	$(170,191)	$94,085

Condensed Supplemental Consolidating Statement of Comprehensive Income

Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$94,407	$158,068	$15,969	$(174,037)	$94,407
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(2,910)	(3,579)	—	(6,489)
Pension and post-retirement reclassification adjustment, net of tax	—	(4,000)	—	—	(4,000)
Derivative reclassification adjustment, net of tax	161	—	—	—	161

Other comprehensive (loss) income	161	(6,910)	(3,579)	—	(10,328)
Equity in other comprehensive income of subsidiaries	(10,489)	(3,579)	—	14,068	—

Comprehensive income	$84,079	$147,579	$12,390	$(159,969)	$84,079

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$90,919	$147,090	$10,867	$(157,957)	$90,919
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	7,035	7,031	—	14,066
Pension and post-retirement reclassification adjustment, net of tax	—	(172)	—	—	(172)
Post Retirement curtailment	—	862	—	—	862
Derivative reclassification adjustment, net of tax	161	—	—	—	161

Other comprehensive (loss) income	161	7,725	7,031	—	14,917
Equity in other comprehensive income of subsidiaries	14,756	7,031	—	(21,787)	—

Comprehensive income	$105,836	$161,846	$17,898	$(179,744)	$105,836

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(62,153)	$182,684	$84,028	$—	$204,559
Cash flows from investing activities:
Additions to property, plant and equipment	(223)	(60,416)	(9,638)	—	(70,277)
Additions to intangible assets	(8,216)	(1,027)	—	—	(9,243)
Acquisitions, net of cash acquired	—	(44,467)	14,512	—	(29,955)
Proceeds from sale of fixed assets	—	67	46	—	113

Net cash used in investing activities	(8,439)	(105,843)	4,920	—	(109,362)
Cash flows from financing activities:
Net repayment of debt	(2,800)	(1,964)	21	—	(4,743)
Intercompany transfer	74,614	(74,614)	—	—	—
Payment of deferred financing costs	—	—	—	—	—
Net payments related to stock-based award activities	(3,879)	—	—	—	(3,879)
Excess tax benefits from stock-based payment arrangements	2,657	—	—	—	2,657

Net cash used in financing activities	70,592	(76,578)	21	—	(5,965)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,896	—	1,896
Increase (decrease) in cash and cash equivalents	—	263	90,865	—	91,128
Cash and cash equivalents, beginning of year	—	6	3,273	—	3,279

Cash and cash equivalents, end of year	$—	$269	$94,138	$—	$94,407

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(73,426)	$226,570	$2,927	$—	$156,071
Cash flows from investing activities:
Additions to property, plant and equipment	(3,317)	(60,486)	(4,720)	—	(68,523)
Additions to intangible assets	(6,689)	(2,584)	—	—	(9,273)
Acquisitions, net of cash acquired	—	3,243	—	—	3,243
Proceeds from sale of fixed assets	—	229	22	—	251

Net cash used in investing activities	(10,006)	(59,598)	(4,698)	—	(74,302)
Cash flows from financing activities:
Net repayment of debt	(76,800)	(1,417)	—	—	(78,217)
Intercompany transfer	165,555	(165,555)	—	—	—
Payment of deferred financing costs	(1,518)	—	—	—	(1,518)
Net payments related to stock-based award activities	(8,278)	—	—	—	(8,278)
Excess tax benefits from stock-based payment arrangements	4,473	—	—	—	4,473

Net cash used in financing activities	83,432	(166,972)	—	—	(83,540)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,273)	—	(1,273)
Increase (decrease) in cash and cash equivalents	—	—	(3,044)	—	(3,044)
Cash and cash equivalents, beginning of year	—	6	6,317	—	6,323

Cash and cash equivalents, end of year	$—	$6	$3,273	$—	$3,279

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

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 includes all of the Company’s subsidiaries. However, we have excluded the operations of Naturally Fresh, which are included in our Bay Valley Foods subsidiary, from our evaluation of disclosure controls and procedures as of December 31, 2012 because Naturally Fresh was acquired by the Company on April 13, 2012. The net sales and total assets of Naturally Fresh represented approximately 2.8% and 1.6%, respectively, of the Consolidated Financial Statement amounts for the year ended December 31, 2012. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012. This report is included with this Form 10-K.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Naturally Fresh, which was acquired on April 13, 2012 and whose financial statements constitute 2.8% and 1.6% of net sales and total assets, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting of Naturally Fresh. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 21, 2013, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 21, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2013 Proxy Statement”) to be filed with the SEC in connection with our 2013 annual meeting of the stockholders under the headings, Directors And Management—Directors and Executive Officers and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2013 Proxy Statement under the headings, Stock Ownership—Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2013 Proxy Statement under the heading, Committee Meetings/Role of the Committees—Audit Committee and Committee Meetings/Role of Committees, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our April 25, 2013 Annual Meeting of Stockholders.

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

The information required by this item is included in the 2013 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2013 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the 1934 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the 2013 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2013 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2013 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

February 21, 2013

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SAM K. REED Sam K. Reed	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013

/s/ DENNIS F. RIORDAN Dennis F. Riordan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2013

/s/ GEORGE V. BAYLY George V. Bayly	Director	February 21, 2013

/s/ DIANA S. FERGUSON Diana S. Ferguson	Director	February 21, 2013

/s/ DENNIS F. O’BRIEN Dennis F. O’Brien	Director	February 21, 2013

/s/ FRANK J. O’CONNELL Frank J. O’Connell	Director	February 21, 2013

/s/ ANN M. SARDINI Ann M. Sardini	Director	February 21, 2013

/s/ GARY D. SMITH Gary D. Smith	Director	February 21, 2013

/s/ TERDEMA L. USSERY, II Terdema L. Ussery, II	Director	February 21, 2013

/s/ DAVID B. VERMYLEN David B. Vermylen	Director	February 21, 2013

SCHEDULE II

TREEEHOUSE FOODS, INC.

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2012, 2011 and 2010

Allowance for doubtful accounts deducted from accounts receivable:

Year	Balance Beginning of Year	Change to Allowance	Acquisitions	Write-Off of Uncollectible Accounts	Recoveries	Balance End of Year
	(In thousands)
2010	$424	$(50)	$243	$(60)	$193	$750
2011	$750	$(221)	$—	$(15)	$3	$517
2012	$517	$(273)	$91	$(30)	$—	$305

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Purchase Agreement, dated as of April 20, 2007, among Silver Brands Partners II, L.P., VDW Farms, Ltd., VDW Management, L.L.C., and Bay Valley Foods, LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 23, 2007.

2.2	Purchase Agreement, dated as of June 24, 2007 between E.D. Smith Operating Trust, E.D. Smith Limited Partnership, E.D. Smith Income Fund and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2007.

2.3	Stock Purchase Agreement, dated as of December 20, 2009, among TreeHouse Foods, Inc., Sturm Foods, Inc., HMSF, L.P. and other shareholders of Sturm Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2009.

2.4	Securities Purchase Agreement dated as of September 13, 2010, among STSF Holdings LLC, STSF Holdings, Inc., S.T. Specialty Foods, Inc. and the Company is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 13, 2010.

2.5	Earnout Agreement between STSF Holdings, LLC and the Company is incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 13, 2010.

3.1	Amended and Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 28, 2011, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.

3.2	Amendment to the Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 25, 2011.

3.3	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated April 28, 2011.

4.1	Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005.

4.3	Third Supplemental Indenture, dated October 28, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.3 to our Registration Statement on Form 10-K for the fiscal year ended December 31, 2010.

10.1**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.2**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.3**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.4**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.5	Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.6**	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

10.7**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.

10.8	Credit Agreement dated as of June 27, 2005, between TreeHouse Foods, Inc. and a group of Lenders with Bank of America as Administrative Agent, Swing Line Lender and L/C Issuer is incorporated by reference to Exhibit 10.16 of our Form 10-Q filed with the Commission on May 12, 2006.

10.9	Amendment No. 1 dated as of August 31, 2006 to the Credit Agreement dated June 27, 2005 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 31, 2006.

10.10	Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006.

10.11**	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.

10.12**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.

10.13	Amendment No. 2 dated as of August 30, 2007 to the Credit Agreement dated June 27, 2005 is incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K dated September 4, 2007.

10.14**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2008.

10.15**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2008.

10.16**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 5, 2008.

10.17**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 5, 2008.

10.18**	Employment Agreement by and between TreeHouse Foods, Inc. and Dennis F. Riordan is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2008.

10.19**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.

10.20**	Second Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.

10.21**	Amended and Restated TreeHouse Foods, Inc. Executive Severance Plan is incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated November 5, 2008.

10.22**	First Amendment to Employment Agreement, date April 21, 2009, between TreeHouse Foods, Inc. and Dennis F. Riordan is Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2009.

10.23**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2009.

10.24**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission August 6, 2009.

10.25**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2009.

10.26**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Commission August 6, 2009.

10.27**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.5 of our Form 10-Q filed with the Commission August 6, 2009.

10.28**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.6 of our Form 10-Q filed with the Commission August 6, 2009.

10.29**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filed with the Commission August 6, 2009.

10.30	Amended and Restated Credit Agreement, dated as of October 27, 2010 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2010.

10.31	Amendment No.1 to Amended and Restated Credit Agreement, dated as of September 23, 2011 by and among TreeHouse Foods, Inc., Bay Valley Foods, Inc., EDS Holdings LLC, Sturm Foods, Inc., STSF Holdings, Inc., S.T. Specialty Foods, Inc. and Bank of America, N.A. in its capacity as administrative agent, and each of the Lenders parties thereto, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2011.

10.32**	Third Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.32 of our Form 10-K filed with the Commission on February 21, 2012.

10.33**	Consulting Agreement, dated February 10, 2011, between the Company and David B. Vermylen is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2011.

10.34**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 6, 2012.

12.1*	Computation of Ratio of Earnings to Fixed Changes.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
***	Attached as Exhibit 101 to this report are the following documents from TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders’ Equity, (iv) Notes to Consolidated Financial Statements and (v) Valuation and Qualifying Accounts. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the 1934 Act, and otherwise is not subject to liability under these sections.