Form 10-Q
period 2013-03-31
TreeHouse Foods, Inc.
filed 2013-05-09
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013.

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

Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2013: 36,242,442

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,801	$94,407
Investments	7,663	—
Receivables, net	127,563	124,648
Inventories, net	364,635	347,353
Deferred income taxes	10,429	7,998
Prepaid expenses and other current assets	8,416	9,924
Assets held for sale	4,081	4,081

Total current assets	614,588	588,411
Property, plant and equipment, net	419,025	425,307
Goodwill	1,070,713	1,073,191
Intangible assets, net	409,260	417,561
Other assets, net	20,566	21,403

Total assets	$2,534,152	$2,525,873

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$209,449	$185,086
Current portion of long-term debt	1,803	1,944

Total current liabilities	211,252	187,030
Long-term debt	862,282	898,100
Deferred income taxes	212,265	212,461
Other long-term liabilities	49,425	49,027

Total liabilities	1,335,224	1,346,618
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 36,242 and 36,197 shares issued and outstanding, respectively	362	362
Additional paid-in capital	730,690	726,582
Retained earnings	491,924	468,951
Accumulated other comprehensive loss	(24,048)	(16,640)

Total stockholders’ equity	1,198,928	1,179,255

Total liabilities and stockholders’ equity	$2,534,152	$2,525,873

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net sales	$540,110	$523,811
Cost of sales	425,938	408,879

Gross profit	114,172	114,932
Operating expenses:
Selling and distribution	32,402	34,294
General and administrative	27,473	26,604
Other operating expense, net	1,418	460
Amortization expense	8,499	8,263

Total operating expenses	69,792	69,621

Operating income	44,380	45,311
Other expense (income):
Interest expense	12,778	13,212
Interest income	(678)	—
(Gain) loss on foreign currency exchange	(361)	856
Other income, net	(713)	(461)

Total other expense	11,026	13,607

Income before income taxes	33,354	31,704
Income taxes	10,380	9,630

Net income	$22,974	$22,074

Net earnings per common share:
Basic	$.63	$.61
Diluted	$.62	$.60
Weighted average common shares:
Basic	36,301	36,019
Diluted	37,234	37,094

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income	$22,974	$22,074

Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,858)	7,487
Pension and post-retirement reclassification adjustment (1)	410	279
Derivative reclassification adjustment (2)	40	40

Other comprehensive (loss) income	(7,408)	7,806

Comprehensive income	$15,566	$29,880

(1)	Net of tax of $217 and $177 for the three months ended March 31, 2013 and 2012, respectively.
(2)	Net of tax of $25 for the three months ended March 31, 2013 and 2012.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2013	2012

	(Unaudited)
Cash flows from operating activities:
Net income	$22,974	$22,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,385	12,458
Amortization	8,499	8,263
Mark to market gain on derivative contracts	(773)	(517)
Mark to market gain on investments	(352)	—
Excess tax benefits from stock-based compensation	(395)	(302)
Stock-based compensation	3,418	2,685
Loss on disposition of assets	218	778
Deferred income taxes	(2,214)	1,610
Other	(319)	(68)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,868)	(4,725)
Inventories	(17,583)	(8,307)
Prepaid expenses and other assets	(89)	(18)
Accounts payable, accrued expenses and other liabilities	28,085	18,303

Net cash provided by operating activities	56,986	52,234
Cash flows from investing activities:
Purchase of investments	(7,477)	—
Additions to property, plant and equipment	(13,788)	(15,566)
Additions to other intangible assets	(1,060)	(2,507)
Proceeds from sale of fixed assets	160	34

Net cash used in investing activities	(22,165)	(18,039)
Cash flows from financing activities:
Borrowings under revolving credit facility	54,550	104,200
Payments under revolving credit facility	(90,050)	(75,300)
Payments on capitalized lease obligations	(457)	(407)
Net receipts (payments) related to stock-based award activities	166	(655)
Excess tax benefits from stock-based compensation	395	302

Net cash (used in) provided by financing activities	(35,396)	28,140
Effect of exchange rate changes on cash and cash equivalents	(2,031)	1,710

Net (decrease) increase in cash and cash equivalents	(2,606)	64,045
Cash and cash equivalents, beginning of period	94,407	3,279

Cash and cash equivalents, end of period	$91,801	$67,324

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2013

(Unaudited)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Results of operations for interim periods are not necessarily indicative of annual results. In the Condensed Consolidated Statements of Cash Flows, the Company reclassified the “loss (gain) on foreign currency exchange” into the “other” line item in cash flows from operating activities, as the amounts are not material and this change will result in a presentation format that is consistent with others in our industry. This reclassification had no effect on operating cash flows, or total cash flows for the periods presented.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). This ASU expands the disclosure requirements by requiring an entity to disaggregate the total change of each component of other comprehensive income (“OCI”) and present separately any reclassification adjustments and current period OCI. This ASU also requires disclosure of the individual income statement line items affected by the amounts reclassified out of AOCI. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This ASU does not change the accounting for AOCI, and only requires new disclosures. See Note 14 for the required disclosures. The Company does not believe this ASU has a significant impact on the Company’s financial statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Restructuring

Soup restructuring - On August 7, 2012, following a strategic review of the soup category, the Company announced a restructuring plan that includes the closure of its Mendota, Illinois soup plant. Subsequently, the Company amended the plan to include reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business at the Pittsburgh facility. The restructuring is expected to reduce manufacturing costs by streamlining operations and transferring production to the Company’s Pittsburgh, Pennsylvania soup plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment. Production ended as of December 31, 2012, with full plant closure expected in the second quarter of 2013. Total costs are expected to be approximately $20.5 million as detailed below, of which $5.6 million is expected to be in cash. The total expected costs have not changed since the year ended December 31, 2012. Expenses associated with the restructuring are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income, with the exception of accelerated depreciation, which is recorded in Cost of sales.

Seaforth, Ontario, Canada - On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada and the transfer of production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility is primarily related to the North American Retail Grocery segment and is expected to end in the second quarter of 2013, with full plant closure expected in the third quarter of 2013. Total costs to close the Seaforth facility are expected to be approximately $13.4 million as detailed below, of which $5.9 million is expected to be in cash. The total expected costs increased from $12.8 million, as of December 31, 2012, as estimates were refined. Expenses incurred associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income. Certain costs, primarily accelerated depreciation, are recorded in Cost of sales.

During the third quarter of 2012, and concurrent with the restructurings as noted above, the Company reviewed the fixed assets for impairment at the product category level and no impairment was indicated. During the review, the useful lives of the related assets were reassessed and shortened to be consistent with the dates that production at the facilities were expected to end. The change in estimated useful lives related to the restructurings resulted in accelerated depreciation of $5.5 million in the first quarter of 2013.

Below is a summary of the restructuring costs:

	Soup Restructuring			Seaforth Closure
	Three	Cumulative		Three	Cumulative
	Months Ended	Costs	Total Expected	Months Ended	Costs	Total Expected
	March 31, 2013	To Date	Costs	March 31, 2013	To Date	Costs

	(In thousands)			(In thousands)
Accelerated depreciation	$4,148	$10,851	$14,918	$1,360	$5,368	$7,553
Severance and outplacement	32	789	861	296	2,545	3,484
Other closure costs	754	1,334	4,731	473	951	2,382

Total	$4,934	$12,974	$20,510	$2,129	$8,864	$13,419

Naturally Fresh restructuring - As disclosed in Note 4, the Company acquired substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”) in the second quarter of 2012. Subsequent to the acquisition, during the third quarter of 2012, the Company closed the trucking operations of Naturally Fresh that were acquired in the purchase.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities recorded as of March 31, 2013 associated with the restructurings of the Soup category, Seaforth facility, and Naturally Fresh relate to severance and are included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the severance liability as of March 31, 2013.

Severance Liability
(In thousands)
Balance as of January 1, 2013	$2,686
Expense	286
Payments	(648)
Foreign exchange	(45)
Adjustments	—

Balance as of March 31, 2013	$2,279

Springfield, MO - As of December 31, 2011, the Company closed its pickle plant in Springfield, Missouri. Production ceased in August 2011 and has been transferred to other pickle facilities. Production at the Springfield facility was primarily related to the Food Away From Home segment. No closure costs were incurred for the three months ended March 31, 2013. For the three months ended March 31, 2012, total closure costs were $0.2 million. These costs are included in the Other operating expense, net line in our Condensed Consolidated Statements of Income.

The Company classifies assets as held for sale in the amount of $4.1 million, resulting from the closure of our Portland pickle facility in 2008. The assets are valued at the lower of its carrying amount or fair value, less the cost to sell. The assets are not depreciated. The Company expects the assets to be sold within the next twelve months.

4. Acquisitions

On November 30, 2012, the Company completed the acquisition of selected assets of the aseptic cheese and pudding business from Associated Milk Producers Inc. (“AMPI”), a dairy marketing cooperative based in New Ulm, Minnesota. The business was integrated into the Company’s existing aseptic operations within its Food Away From Home segment, and increased the Company’s presence in the aseptic category. The purchase price was $4.0 million. The acquisition was financed through borrowings under the Company’s revolving credit facility. Components of the acquisition include fixed assets and intangible assets such as customer lists, formulas and goodwill. The acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition. There were no acquisition costs. Due to the size and timing of this acquisition, it did not have a material impact on the Company’s financial statements. As such, the Company has not presented pro forma disclosures. There have been no changes to the purchase price allocation in 2013.

On April 13, 2012, the Company completed its acquisition of substantially all the assets of Naturally Fresh, a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. The purchase price was approximately $26 million, net of cash. The acquisition was financed through borrowings under the Company’s revolving credit facility. The acquisition expanded the Company’s refrigerated manufacturing and packaging capabilities, broadened its distribution footprint and further developed its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility, coupled with the Company’s existing West Coast and Chicago based refrigerated food plants, is expected to allow the Company to more efficiently service customers from coast to coast. The acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition and are in each of our segments. Pro forma disclosures related to the transaction are not included since they are not considered material. There have been no changes to the purchase price allocation in 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Investments

March 31, 2013
(In thousands)
U.S. equity	$4,265
Non-U.S. equity	1,425
Fixed income	1,973

Total investments	$7,663

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation as of each balance sheet date. The Company accounts for investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. The investments held by the Company are classified as trading securities and are stated at fair value, with changes in fair value recorded as a component of the Interest income line on the Condensed Consolidated Statements of Income. Cash flows from purchases, sales and maturities of trading securities are included in cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows based on the nature and purpose for which the securities were acquired.

Our investments are considered trading securities and include U.S. equity, non-U.S. equity and fixed income securities that are classified as short-term investments and carried at fair value on the Condensed Consolidated Balance Sheets. The U.S. equity, non-U.S. equity, and fixed income securities are classified as short-term investments as they have characteristics of other current assets and are actively managed.

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2013 and December 31, 2012, $91.8 million and $94.1 million, respectively, represents cash and equivalents held in Canada, in local currency, and is convertible into other currencies. The cash and equivalents held in Canada is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

For the three months ended March 31, 2013, we recognized net unrealized gains totaling $0.4 million that are included in the Condensed Consolidated Statements of Income. When securities are sold, their cost is determined based on the first-in, first-out method.

6. Inventories

	March 31,	December 31,
	2013	2012
	(In thousands)
Raw materials and supplies	$132,059	$128,186
Finished goods	252,233	238,575
LIFO reserve	(19,657)	(19,408)

Total	$364,635	$347,353

Approximately $74.0 million and $77.7 million of our inventory was accounted for under the Last-in, First-out (“LIFO”) method of accounting at March 31, 2013 and December 31, 2012, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Property, Plant and Equipment

	March 31,	December 31,
	2013	2012
	(In thousands)
Land	$25,584	$25,517
Buildings and improvements	178,321	177,824
Machinery and equipment	481,699	478,394
Construction in progress	38,775	31,335

Total	724,379	713,070
Less accumulated depreciation	(305,354)	(287,763)

Property, plant and equipment, net	$419,025	$425,307

Depreciation expense was $18.4 million and $12.5 million for the three months ended March 31, 2013 and 2012, respectively. Included in depreciation expense for the three months ended March 31, 2013 is $5.5 million of accelerated depreciation.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2012	$845,216	$94,393	$133,582	$1,073,191
Currency exchange adjustment	(2,168)	(310)	—	(2,478)

Balance at March 31, 2013	$843,048	$94,083	$133,582	$1,070,713

The Company has not incurred any goodwill impairments since its inception.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$32,222	$—	$32,222	$32,805	$—	$32,805
Intangible assets with finite lives:
Customer-related	447,312	(113,470)	333,842	448,825	(107,761)	341,064
Non-compete agreement	120	(24)	96	120	(18)	102
Trademarks	20,810	(6,040)	14,770	20,810	(5,722)	15,088
Formulas/recipes	6,988	(4,869)	2,119	7,017	(4,631)	2,386
Computer software	45,057	(18,846)	26,211	43,339	(17,223)	26,116

Total	$552,509	$(143,249)	$409,260	$552,916	$(135,355)	$417,561

Amortization expense on intangible assets for the three months ended March 31, 2013 and 2012 was $8.5 million and $8.3 million, respectively. Estimated amortization expense on intangible assets for 2013 and the next four years is as follows:

(In thousands)
2013	$33,183
2014	$32,742
2015	$31,561
2016	$31,366
2017	$30,785

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Accounts Payable and Accrued Expenses

	March 31,	December 31,
	2013	2012
	(In thousands)
Accounts payable	$149,102	$121,404
Payroll and benefits	26,531	26,661
Interest and taxes	15,210	16,205
Health insurance, workers’ compensation and other insurance costs	6,680	6,879
Marketing expenses	5,907	7,180
Other accrued liabilities	6,019	6,757

Total	$209,449	$185,086

10. Income Taxes

Income tax expense was recorded at an effective rate of 31.1% and 30.4% for the three months ended March 31, 2013 and 2012, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. The increase in the effective tax rate for the three months ended March 31, 2013 as compared to 2012 is attributable to an increase in state tax expense.

During the second quarter of 2012, the IRS initiated an examination of TreeHouse Foods’ 2010 tax year and the Canadian Revenue Agency (“CRA”) initiated an examination of the E.D. Smith 2008, 2009, and 2010 tax years. The TreeHouse Foods’ and E.D. Smith examinations are expected to be completed in 2013 or 2014. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2013 or 2014.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $6.0 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations.

11. Long-Term Debt

	March 31,	December 31,
	2013	2012
	(In thousands)
Revolving credit facility	$357,500	$393,000
High Yield Notes	400,000	400,000
Senior notes	100,000	100,000
Tax increment financing and other debt	6,585	7,044

Total debt outstanding	864,085	900,044
Less current portion	(1,803)	(1,944)

Total long-term debt	$862,282	$898,100

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million, of which $381.7 million was available as of March 31, 2013. The revolving credit facility matures September 23, 2016. In addition, as of March 31, 2013, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn. Our revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of March 31, 2013. The Company’s average interest rate on debt outstanding under its revolving credit facility for the three months ended March 31, 2013 was 1.67%.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

High Yield Notes — The Company’s 7.75% High Yield Notes in aggregate principal amount of $400 million are due March 1, 2018 (the “High Yield Notes”). The High Yield Notes are guaranteed, jointly and severally, by the Company’s 100 percent owned subsidiary Bay Valley Foods, LLC (“Bay Valley”) and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm Foods, Inc. (“Sturm Foods”); and S.T. Specialty Foods. In addition, certain other of the Company’s subsidiaries may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee the Company’s payment obligations under any series of debt securities offered. The Indenture governing the High Yield Notes provides, among other things, that the High Yield Notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants of which the Company is in compliance as of March 31, 2013.

Senior Notes — The Company has outstanding $100 million in aggregate principal amount of 6.03% senior notes due September 30, 2013, issued in a private placement pursuant to a note purchase agreement (the “Note Purchase Agreement”) among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. The Company is in compliance with the applicable covenants as of March 31, 2013. The Company will continue to classify these notes as long term, as the Company has the ability and intent to refinance them on a long-term basis using our revolving credit facility or other long-term financing arrangements.

Tax Increment Financing —The Company owes $2.1 million related to redevelopment bonds pursuant to a Tax Increment Financing Plan and has agreed to make certain payments with respect to the principal amount of the bonds through May 2019.

12. Earnings Per Share

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Weighted average common shares outstanding	36,301	36,019
Assumed exercise/vesting of equity awards (1)	933	1,075

Weighted average diluted common shares outstanding	37,234	37,094

(1)	Incremental shares from stock-based compensation awards (equity awards) are computed by the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.4 million and 0.1 million for the three months ended March 31, 2013 and 2012, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock-Based Compensation

Income before income taxes for the three month periods ended March 31, 2013 and 2012 includes share-based compensation expense of $3.4 million and $2.7 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.3 million and $0.9 million for the three month periods ended March 31, 2013 and 2012, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2013. Stock options are granted under our long-term incentive plan, and generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2012	2,468	72	$33.19	4.4	$50,809
Granted	—	—	$—
Forfeited	(2)	—	$61.41
Exercised	(31)	—	$25.88

Outstanding, March 31, 2013	2,435	72	$33.26	4.2	$79,964

Vested/expected to vest, at March 31, 2013	2,413	72	$33.03	4.1	$79,849

Exercisable, March 31, 2013	2,047	72	$28.70	3.3	$77,257

Compensation costs related to unvested options totaled $5.0 million at March 31, 2013 and will be recognized over the remaining vesting period of the grants, which averages 2.0 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was approximately $1.1 million and $0.2 million, respectively. The tax benefit recognized from stock option exercises was $0.4 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

In addition to stock options, the Company may also grant restricted stock, restricted stock units and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock and restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors, or a specified date. The following table summarizes the restricted stock unit activity during the three months ended March 31, 2013. There are no restricted stock awards outstanding as of December 31, 2012 or March 31, 2013.

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)	(In thousands)
Outstanding, at December 31, 2012	353	$53.62	78	$39.88
Granted	1	$52.93	—	$—
Vested	(21)	$45.23	—	$—
Forfeited	(10)	$58.34	—	$—

Outstanding, at March 31, 2013	323	$54.03	78	$39.88

Future compensation costs related to restricted stock units is approximately $10.1 million as of March 31, 2013, and will be recognized on a weighted average basis, over the next 1.8 years. The grant date fair value of the awards granted in 2013 is equal to the Company’s closing stock price on the grant date. The restricted stock and restricted stock units vested during the three months ended March 31, 2013 and 2012 had a fair value on the vest date of $1.2 million and $2.0 million, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On March 2, 2013, based on achievement of operating performance measures, 1,225 performance units were converted into 2,450 shares of stock. Conversion of these shares was based on attainment of at least 120% of the target performance goals, and resulted in the vesting awards being converted into two shares of stock for each performance unit. The following table summarizes the performance unit activity during the three months ended March 31, 2013:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2012	165	$56.57
Granted	—	$—
Vested	(1)	$44.60
Forfeited	—	$—

Unvested, at March 31, 2013	164	$56.66

Future compensation cost related to the performance units is estimated to be approximately $3.6 million as of March 31, 2013, and is expected to be recognized over the next 2.2 years. The grant fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized		Accumulated
	Foreign	Pension and	Derivative	Other
	Currency	Postretirement	Financial	Comprehensive
	Translation (1)	Benefits (2)	Instrument (3)	Loss
Balance at December 31, 2012	$(2,007)	$(14,525)	$(108)	$(16,640)
Other comprehensive loss	(7,858)	—	—	(7,858)
Reclassifications from accumulated other comprehensive loss	—	410	40	450

Other comprehensive (loss) income	(7,858)	410	40	(7,408)

Balance at March 31, 2013	$(9,865)	$(14,115)	$(68)	$(24,048)

		Unrecognized		Accumulated
	Foreign	Pension and	Derivative	Other
	Currency	Postretirement	Financial	Comprehensive
	Translation (1)	Benefits (2)	Instrument (3)	Loss
Balance at December 31, 2011	$(10,268)	$(11,825)	$(269)	$(22,362)
Other comprehensive income	7,487	—	—	7,487
Reclassifications from accumulated other comprehensive loss	—	279	40	319

Other comprehensive income	7,487	279	40	7,806

Balance at March 31, 2012	$(2,781)	$(11,546)	$(229)	$(14,556)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiary, E.D. Smith.
(2)	The unrecognized pension and post-retirement benefits reclassification is presented net of tax of $217 and $177 for the three months ended March 31, 2013 and 2012, respectively. The reclassification is included in the computation of net periodic pension cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.
(3)	The derivative financial instrument reclassification is presented net of tax of $25 for the three months ended March 31, 2013 and 2012, and reclassified to the Interest expense line of the Condensed Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Employee Retirement and Postretirement Benefits

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

Components of net periodic pension expense are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Service cost	$648	$633
Interest cost	627	591
Expected return on plan assets	(643)	(581)
Amortization of prior service costs	114	151
Amortization of unrecognized net loss	459	309

Net periodic pension cost	$1,205	$1,103

The Company contributed $1.4 million to the pension plans in the first three months of 2013 and expects to contribute approximately $4.9 million in 2013.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Service cost	$5	$8
Interest cost	36	39
Amortization of prior service credit	(17)	(18)
Amortization of unrecognized net loss	11	14

Net periodic postretirement cost	$35	$43

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Other Operating Expense, Net

The Company incurred other operating expenses for the three months ended March 31, 2013 and 2012, which consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Restructuring	$1,418	$427
Other expense	—	33

Total other operating expense, net	$1,418	$460

17. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Interest paid	$17,810	$18,209
Income taxes paid	$6,291	$5,614
Accrued purchase of property and equipment	$4,217	$2,821
Accrued other intangible assets	$1,082	$1,293

Non-cash financing activities for the three months ended March 31, 2013 and 2012 include the settlement of 23,713 shares and 35,347 shares, respectively, of restricted stock, restricted stock units and performance units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

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

Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2013 and 2012, the Company did not have any foreign currency contracts outstanding.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes a combination of derivative contracts, purchase orders and various short and long-term supply arrangements to manage commodity price risk. Commodity forward contracts generally qualify for the normal purchase exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, and other commodity contracts that do not meet the requirements for the normal purchase exception.

The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. The contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that do not meet the normal purchase normal sales exception are used to manage the price risk associated with raw material costs. As of March 31, 2013, the Company had outstanding contracts for the purchase of 30,912 megawatts of electricity, expiring throughout 2013 and outstanding contracts for the purchase of 590,694 dekatherms of natural gas, expiring throughout 2013. As of March 31, 2013, there were 3.8 million pounds of outstanding soybean oil contracts that expire in the second quarter of 2013, and 1.5 million gallons of outstanding diesel fuel contracts that expire in the second quarter of 2013.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	March 31, 2013	December 31, 2012
		(In thousands)
Asset Derivative:
Commodity contracts	Prepaid expenses and other current assets	$263	$—

		$263	$—

		Fair Value
	Balance Sheet Location	March 31, 2013	December 31, 2012
		(In thousands)
Liability Derivative:
Commodity contracts	Accounts payable and accrued expenses	$419	$929

		$419	$929

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

	Location of Gain (Loss)	Three Months Ended March 31,
	Recognized in Income	2013	2012
		(In thousands)
Mark to market unrealized gain (loss):
Commodity contracts	Other income, net	$773	$517

		773	517
Realized gain (loss):
Commodity contracts	Cost of sales	—	215
Commodity contracts	Selling and distribution	34	58

		34	273

Total gain (loss)		$807	$790

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Fair Value

The following table presents the carrying value and fair value of our financial instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving credit facility	$(357,500)	$(358,039)	$(393,000)	$(393,353)	2
Senior notes	$(100,000)	$(101,333)	$(100,000)	$(102,341)	2
High Yield Notes	$(400,000)	$(434,000)	$(400,000)	$(433,500)	2
Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(156)	$(156)	$(929)	$(929)	2
Investments	$7,663	$7,663	$—	$—	1

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

The fair value of the commodity contracts is based on an analysis comparing the contract rates to the forward curve rates throughout the term of the contracts. The commodity contracts are recorded at fair value on the Condensed Consolidated Balance Sheets.

The fair value of the investments is determined using Level 1 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement dates. The investments are recorded at fair value on the Condensed Consolidated Balance Sheets.

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling and distribution expenses, unallocated costs of sales and unallocated corporate expenses. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$386,081	$379,041
Food Away From Home	81,813	75,349
Industrial and Export	72,216	69,421

Total	$540,110	$523,811

Direct operating income:
North American Retail Grocery	$65,588	$61,605
Food Away From Home	10,982	9,797
Industrial and Export	12,460	10,998

Total	89,030	82,400
Unallocated selling and distribution expenses	(1,416)	(1,762)
Unallocated costs of sales (1)	(5,844)	—
Unallocated corporate expense	(37,390)	(35,327)

Operating income	44,380	45,311
Other expense	(11,026)	(13,607)

Income before income taxes	$33,354	$31,704

(1)	Includes accelerated depreciation and other charges related to restructurings.

Geographic Information — The Company had revenues to customers outside of the United States of approximately 13.0% and 12.9% of total consolidated net sales in the three months ended March 31, 2013 and 2012, respectively, with 11.7% and 11.9% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 20.3% and 19.6% of consolidated net sales in the three months ended March 31, 2013 and 2012, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Products:
Non-dairy creamer	$91,174	$89,159
Salad dressings	72,779	63,117
Pickles	70,910	70,876
Powdered drinks	68,695	53,333
Mexican and other sauces	58,171	51,641
Soup and infant feeding	55,078	71,939
Hot cereals	47,789	43,168
Dry dinners	29,194	33,175
Aseptic products	23,929	24,167
Jams	14,855	16,537
Other products	7,536	6,699

Total net sales	$540,110	$523,811

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Guarantor and Non-Guarantor Financial Information

The Company’s High Yield Notes are guaranteed by its 100 percent owned subsidiary Bay Valley and its 100 percent owned subsidiaries EDS Holdings, LLC, Sturm Foods and S.T. Specialty Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of March 31, 2013 and 2012, and for the three months ended March 31, 2013, and 2012. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

March 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1	$91,800	$—	$91,801
Investments	—	—	7,663	—	7,663
Receivables, net	216	107,227	20,120	—	127,563
Inventories, net	—	315,911	48,724	—	364,635
Deferred income taxes	—	7,987	2,442	—	10,429
Assets held for sale	—	4,081	—	—	4,081
Prepaid expenses and other current assets	1,221	7,746	(551)	—	8,416

Total current assets	1,437	442,953	170,198	—	614,588
Property, plant and equipment, net	14,380	370,194	34,451	—	419,025
Goodwill	—	959,440	111,273	—	1,070,713
Investment in subsidiaries	1,770,825	206,900	—	(1,977,725)	—
Intercompany accounts receivable (payable), net	240,792	(87,698)	(153,094)	—	—
Deferred income taxes	16,648	—	—	(16,648)	—
Identifiable intangible and other assets, net	48,362	309,306	72,158	—	429,826

Total assets	$2,092,444	$2,201,095	$234,986	$(1,994,373)	$2,534,152

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,016	$176,919	$13,514	$—	$209,449
Current portion of long-term debt	—	1,799	4	—	1,803

Total current liabilities	19,016	178,718	13,518	—	211,252
Long-term debt	857,500	4,761	21	—	862,282
Deferred income taxes	2,297	212,070	14,546	(16,648)	212,265
Other long-term liabilities	14,703	34,722	—	—	49,425
Stockholders’ equity	1,198,928	1,770,824	206,901	(1,977,725)	1,198,928

Total liabilities and stockholders’ equity	$2,092,444	$2,201,095	$234,986	$(1,994,373)	$2,534,152

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended March 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$485,934	$71,347	$(17,171)	$540,110
Cost of sales	—	384,376	58,733	(17,171)	425,938

Gross profit	—	101,558	12,614	—	114,172
Selling, general and administrative expense	14,401	39,188	6,286	—	59,875
Amortization	1,278	6,052	1,169	—	8,499
Other operating income, net	—	936	482	—	1,418

Operating (loss) income	(15,679)	55,382	4,677	—	44,380
Interest expense	12,494	284	3,524	(3,524)	12,778
Interest (income)	—	(3,524)	(678)	3,524	(678)
Other income, net	—	(689)	(385)	—	(1,074)

(Loss) income before income taxes	(28,173)	59,311	2,216	—	33,354
Income taxes (benefit)	(13,392)	23,197	575	—	10,380
Equity in net income of subsidiaries	37,755	1,641	—	(39,396)	—

Net income	$22,974	$37,755	$1,641	$(39,396)	$22,974

Condensed Supplemental Consolidating Statement of Income

Three Months Ended March 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$463,631	$71,928	$(11,748)	$523,811
Cost of sales	—	364,852	55,775	(11,748)	408,879

Gross profit	—	98,779	16,153	—	114,932
Selling, general and administrative expense	13,979	40,424	6,495	—	60,898
Amortization	1,036	5,986	1,241	—	8,263
Other operating expense, net	—	460	—	—	460

Operating (loss) income	(15,015)	51,909	8,417	—	45,311
Interest expense	12,935	272	3,576	(3,571)	13,212
Interest (income)	—	(3,571)	—	3,571	—
Other (income) expense, net	—	(811)	1,206	—	395

(Loss) income before income taxes	(27,950)	56,019	3,635	—	31,704
Income taxes (benefit)	(10,636)	19,326	940	—	9,630
Equity in net income of subsidiaries	39,388	2,695	—	(42,083)	—

Net income	$22,074	$39,388	$2,695	$(42,083)	$22,074

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$22,974	$37,755	$1,641	$(39,396)	$22,974

Other comprehensive income:
Foreign currency translation adjustments	—	(3,287)	(4,571)	—	(7,858)
Pension and post-retirement reclassification adjustment, net of tax	—	410	—	—	410
Derivatives reclassification adjustment, net of tax	40	—	—	—	40

Other comprehensive income	40	(2,877)	(4,571)	—	(7,408)
Equity in other comprehensive income of subsidiaries	(7,448)	(4,571)	—	12,019	—

Comprehensive income	$15,566	$30,307	$(2,930)	$(27,377)	$15,566

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$22,074	$39,388	$2,695	$(42,083)	$22,074

Other comprehensive income (loss):
Foreign currency translation adjustments	—	3,346	4,141	—	7,487
Pension and post-retirement reclassification adjustment, net of tax	—	279	—	—	279
Derivative reclassification adjustment, net of tax	40	—	—	—	40

Other comprehensive income (loss)	40	3,625	4,141	—	7,806
Equity in other comprehensive income of subsidiaries	7,766	4,141	—	(11,907)	—

Comprehensive income	$29,880	$47,154	$6,836	$(53,990)	$29,880

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$10,100	$37,550	$9,336	$—	$56,986
Cash flows from investing activities:
Purchase of investments	—	—	(7,477)	—	(7,477)
Additions to property, plant and equipment	(200)	(11,262)	(2,326)	—	(13,788)
Additions to other intangible assets	(842)	(218)	—	—	(1,060)
Proceeds from sale of fixed assets	—	—	160	—	160

Net cash used in investing activities	(1,042)	(11,480)	(9,643)	—	(22,165)
Cash flows from financing activities:
Borrowings under revolving credit facility	54,550	—	—	—	54,550
Payments under revolving credit facility	(90,050)	—	—	—	(90,050)
Payments on capitalized lease obligations	—	(457)	—	—	(457)
Intercompany transfer	25,881	(25,881)	—	—	—
Net payments related to stock-based award activities	166	—	—	—	166
Excess tax benefits from stock-based compensation	395	—	—	—	395

Net cash provided by financing activities	(9,058)	(26,338)	—	—	(35,396)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,031)	—	(2,031)

Net increase in cash and cash equivalents	—	(268)	(2,338)	—	(2,606)
Cash and cash equivalents, beginning of period	—	269	94,138	—	94,407

Cash and cash equivalents, end of period	$—	$1	$91,800	$—	$91,801

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered creamers, private label canned soups, refrigerated and shelf stable salad dressings and sauces, powdered drink mixes, single serve hot beverages, hot cereals, macaroni and cheese, skillet dinners, Mexican sauces, jams and pie fillings, pickles and related products, aseptic sauces, and liquid non-dairy creamer. We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States, and the largest manufacturer of private label salad dressings, powdered drink mixes, and instant hot cereals in the United States and Canada, based on sales volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three months ended March 31, 2013 and 2012. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

We discuss the following segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: North American Retail Grocery, Food Away From Home, and Industrial and Export. The key performance indicators of our segments are net sales dollars and direct operating income, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct selling and marketing expenses. The segment results are presented on a consistent basis with the manner in which the Company reports its results to the chief operating decision maker, and does not include an allocation of taxes and other corporate expenses, including those associated with restructurings. See footnote 21 of the Condensed Consolidated Financial Statements for additional information on the presentation of our reportable segments.

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

The industry environment the Company operates in continues to be one that is challenged by the overall state of the economy, increased competition, and inconsistent volumes. These dynamics have manifested themselves in the operating results of TreeHouse and our peers, where the overall industry is experiencing minor gains in sales and volumes.

Despite the challenging operating environment, the Company achieved a 3.1% increase in net sales over the same period last year, due to additional sales from acquisitions and price increases. This increase was partially offset by a decrease in volume/mix driven primarily by the loss of certain soup business for a particular customer that will be reflected in the Company’s results throughout the remainder of the year. The loss of the soup business negatively impacted our net sales attributed to volume/mix by approximately 2.5%. If not for the negative impact of the partial loss of soup business for a particular customer, the Company’s consolidated change in net sales due to volume/mix would have been slightly positive, consistent with current industry performance.

Consistent with 2012, the Company continues to see sales and volumes shift to alternate retail channels, such as limited assortment and discount stores; however, the pace of the shifting has slowed in the current year. The Company expects this trend to continue throughout 2013. In response to this continued shift, the Company has focused on lowering our “cost to serve” and aligned our offerings with shifting customer demands.

Total direct operating income, the measure of our segment profitability, improved over the first quarter of 2012 by approximately 80 basis points to 16.5% and 120 basis points on a sequential basis over the fourth quarter of 2012. The increase in profitability is due to sales mix, pricing, cost containment, and reduced freight rates. The Company continues to experience volatility in energy and commodity prices, and expects that the volatility will continue with an overall upward trend.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$540,110	100.0%	$523,811	100.0%
Cost of sales	425,938	78.9	408,879	78.1

Gross profit	114,172	21.1	114,932	21.9
Operating expenses:
Selling and distribution	32,402	6.0	34,294	6.5
General and administrative	27,473	5.1	26,604	5.1
Other operating expense, net	1,418	0.2	460	0.1
Amortization expense	8,499	1.6	8,263	1.6

Total operating expenses	69,792	12.9	69,621	13.3

Operating income	44,380	8.2	45,311	8.6
Other expenses (income):
Interest expense	12,778	2.4	13,212	2.5
Interest income	(678)	(0.1)	—	—
(Gain) loss on foreign currency exchange	(361)	(0.1)	856	0.2
Other income, net	(713)	(0.2)	(461)	(0.1)

Total other expense	11,026	2.0	13,607	2.6

Income before income taxes	33,354	6.2	31,704	6.0
Income taxes	10,380	1.9	9,630	1.8

Net income	$22,974	4.3%	$22,074	4.2%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Sales — First quarter net sales increased 3.1% to $540.1 million in 2013 compared to $523.8 million in the first quarter of 2012. The increase is primarily driven by sales from acquisitions (Naturally Fresh and the aseptic cheese of pudding business from Associated Milk Producers, Inc. “AMPI”) and pricing, offset by reductions in volume/mix. Net sales by segment are shown in the following table:

	Three Months Ended March 31,
			$ Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$386,081	$379,041	$7,040	1.9%
Food Away From Home	81,813	75,349	6,464	8.6
Industrial and Export	72,216	69,421	2,795	4.0

Total	$540,110	$523,811	$16,299	3.1%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw material and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 78.9% in the first quarter of 2013, compared to 78.1% in 2012. Contributing to the increase in cost of sales as a percent of net sales was $5.9 million of costs associated with restructurings and facility consolidations, and lower than average margins associated with the Naturally Fresh acquisition, offset by operating efficiencies.

Operating Expenses — Total operating expenses were $69.8 million in the first quarter of 2013 compared to $69.6 million in 2012. Operating expenses in 2013 resulted from the following:

Selling and distribution expenses decreased $1.9 million, or 5.5%, in the first quarter of 2013 compared to 2012. This decrease was primarily due to decreased distribution and delivery costs resulting from efficiencies, lower freight rates and volumes. The decrease was partially offset by higher costs associated with acquisitions.

General and administrative expenses increased by $0.9 million in the first quarter of 2013 compared to 2012. This is primarily related to higher incentive compensation and the acquisition of Naturally Fresh. Incentive compensation costs in 2012 were lower due to the Company’s performance.

Other operating expense in the first quarter of 2013 was $1.4 million, compared to $0.5 million in 2012. The increase was primarily due to costs associated with the soup restructuring and Seaforth closure.

Amortization expense increased $0.2 million in the first quarter of 2013 compared to 2012, due primarily to the amortization of additional ERP system costs and intangible assets acquired in acquisitions.

Interest Expense — Interest expense decreased slightly to $12.8 million in the first quarter of 2013, compared to $13.2 million in 2012, due to lower interest rates and lower debt levels.

Interest Income – Interest income of $0.7 million relates to interest earned on the cash held by our Canadian subsidiary and gains on investments as discussed in Note 5.

Foreign Currency — The Company’s foreign currency impact was a $0.4 million gain for the first quarter of 2013, compared to a loss of $0.9 million in 2012, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other Income — Other income was $0.7 million for the first quarter of 2013, compared to income of $0.5 million in 2012, primarily consisting of mark to market gains on derivative contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 31.1% in the first quarter of 2013 compared to 30.4% in the prior year’s first quarter. The increase in the effective tax rate for the three months ended March 31, 2013 as compared to 2012 is attributable to an increase in state tax expense.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 — Results by Segment

North American Retail Grocery —

	Three Months Ended March 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$386,081	100.0%	$379,041	100.0%
Cost of sales	296,447	76.8	291,360	76.9

Gross profit	89,634	23.2	87,681	23.1
Freight out and commissions	15,443	4.0	18,232	4.8
Direct selling and marketing	8,603	2.2	7,844	2.0

Direct operating income	$65,588	17.0%	$61,605	16.3%

Net sales in the North American Retail Grocery segment increased by $7.0 million, or 1.9%, in the first quarter of 2013 compared to 2012. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$379,041
Volume/mix	(2,760)	(0.7)%
Pricing	810	0.2
Acquisitions	9,305	2.5
Foreign currency	(315)	(0.1)

2013 Net sales	$386,081	1.9%

The increase in net sales from 2012 to 2013 resulted primarily from acquisitions, partially offset by reduced volume/mix. During the first quarter, the Company experienced volume losses primarily in the soup and gravy, sugar-free beverages, and dressings categories, partially offset by volume increases in single serve hot beverages, hot cereals, Mexican and pasta sauces and pickles. The lost volume in the soup category is the most significant and accounts for approximately a 3.5% loss in the North American Retail Grocery volume/mix, and relates to the partial loss of business for a particular customer.

Cost of sales as a percentage of net sales in the first quarter of 2013 were consistent with the first quarter of 2012, as lower margins of the Naturally Fresh acquisition were offset by cost savings from operating efficiencies. The increase in cost of sales in the first quarter of 2013 of $5.1 million is primarily related to acquisitions, partially offset by decreased volumes.

Freight out and commissions paid to independent sales brokers were $15.4 million in the first quarter of 2013, compared to $18.2 million in 2012, a decrease of 15.3%, primarily due to increasing efficiencies of our warehouse network, reduced freight rates, and lower volumes.

Direct selling and marketing expenses were $8.6 million in the first quarter of 2013 and $7.8 million in 2012. The increase in direct selling and marketing expenses was due to the Naturally Fresh acquisition.

Food Away From Home —

	Three Months Ended March 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$81,813	100.0%	$75,349	100.0%
Cost of sales	66,007	80.7	60,794	80.7

Gross profit	15,806	19.3	14,555	19.3
Freight out and commissions	2,774	3.4	2,842	3.8
Direct selling and marketing	2,050	2.5	1,916	2.5

Direct operating income	$10,982	13.4%	$9,797	13.0%

Net sales in the Food Away From Home segment increased by $6.5 million, or 8.6%, in the first quarter of 2013 compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$75,349
Volume/mix	(8,672)	(11.5)%
Pricing	1,906	2.5
Acquisitions	13,288	17.7
Foreign currency	(58)	(0.1)

2013 Net sales	$81,813	8.6%

Net sales increased during the first quarter of 2013 compared to 2012 primarily due to acquisitions and pricing, partially offset by lower volumes in the aseptic and pickles categories.

Cost of sales as a percentage of net sales in the first quarter of 2013, were consistent with the first quarter of 2012, as lower margins of the Naturally Fresh acquisition were offset by cost savings from operating efficiencies. The increase in cost of sales in the first quarter of 2013 of $5.2 million is primarily related to acquisitions, partially offset by decreased volumes.

Freight out and commissions paid to independent sales brokers were slightly lower in the first quarter of 2013, compared to 2012. Lower volume resulted in reduced freight and commission costs that were partially offset by increased costs related to the Naturally Fresh acquisition. Freight costs did not decrease as much for Food Away From Home as they did for North American Retail Grocery, as most customers pick up their products.

Direct selling and marketing was $2.1 million in the first quarter of 2013 and $1.9 million in 2012. The increase was primarily due to acquisitions.

Industrial and Export —

	Three Months Ended March 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$72,216	100.0%	$69,421	100.0%
Cost of sales	57,640	79.8	56,725	81.7

Gross profit	14,576	20.2	12,696	18.3
Freight out and commissions	1,645	2.3	1,307	1.9
Direct selling and marketing	471	0.6	391	0.6

Direct operating income	$12,460	17.3%	$10,998	15.8%

Net sales in the Industrial and Export segment increased $2.8 million, or 4.0%, in the first quarter of 2013, compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$69,421
Volume/mix	918	1.3%
Pricing	198	0.3
Acquisitions	1,683	2.4
Foreign currency	(4)	—

2013 Net sales	$72,216	4.0%

The increase in net sales is primarily due to acquisitions and an increase in volume/mix. Higher sales of powder and single serve hot beverages were partially offset by lower sales of soup and gravy and infant feeding products.

Cost of sales as a percentage of net sales decreased from 81.7% in the first quarter of 2012, to 79.8% in 2013, due to lower operating costs resulting from plant efficiencies.

Freight out and commissions paid to independent sales brokers were $1.6 million in the first quarter of 2013 and $1.3 million 2012. This increase was primarily due to a shift in sales mix to international customers that have higher freight costs.

Direct selling and marketing was $0.5 million in the first quarter of 2013 and $0.4 million in 2012.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $381.7 million was available under the revolving credit facility as of March 31, 2013. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$22,974	$22,074
Depreciation and amortization	26,884	20,721
Mark to market gain on investments	(352)	—
Stock-based compensation	3,418	2,685
Loss on disposition of assets	218	778
Deferred income taxes	(2,214)	1,610
Changes in operating assets and liabilities, net of acquisitions	7,545	5,253
Other	(1,487)	(887)

Net cash provided by operating activities	$56,986	$52,234

Our cash provided by operations was $57.0 million in the first three months of 2013 compared to $52.2 million in 2012, an increase of $4.8 million. The Company continues to generate strong net income. In addition, non-cash charges relating to depreciation and amortization rose in the quarter as a result of the restructurings and the acquisitions. Minor changes in the other components of operating cash flow were generally offsetting.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from investing activities:
Purchase of investments	$(7,477)	$—
Additions to property, plant and equipment	(13,788)	(15,566)
Additions to other intangible assets	(1,060)	(2,507)
Other	160	34

Net cash used in investing activities	$(22,165)	$(18,039)

In the first three months of 2013, cash used in investing activities increased by $4.1 million compared to 2012 due to the purchase of investments with a portion of our cash in Canada, partially offset by lower investments in property, plant and equipment and intangibles as compared to 2012.

We expect capital spending programs to be approximately $90 million in 2013. Capital spending in 2013 is focused on food safety, quality, productivity improvements, product line expansions at our North East, Pennsylvania facility, continued implementation of an Enterprise Resource Planning system, and routine equipment upgrades or replacements at our plants.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Borrowings under revolving credit facility	$54,550	$104,200
Payments under revolving credit facility	(90,050)	(75,300)
Net payments related to stock-based award activities	166	(655)
Other	(62)	(105)

Net cash (used in) provided by financing activities	$(35,396)	$28,140

Net cash flow used in financing activities was $35.4 million in the first three months of 2013, compared to net cash provided by financing activities of $28.1 million in 2012. The first quarter is typically a strong cash-generating quarter for the Company, providing the opportunity to pay down our revolving credit facility, and 2013 was consistent with that pattern. Additionally, in January 2012, the Company repaid its cross border intercompany loans with its Canadian subsidiary, E.D. Smith. The repayment totaled $67.7 million and included both principal and interest, and was financed with borrowings under our revolving credit facility. The loans were fully repaid and canceled at the time of payment.

The cash held by E.D. Smith as cash and cash equivalents and short term investments is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

Cash provided by operating activities is used to pay down debt and fund investments in property, plant and equipment and intangible assets.

The Company’s short-term financing needs are primarily to finance working capital during the year. As the Company continues to add new product categories to our portfolio, spikes in financing needs are lessened. Vegetable and fruit production are driven by harvest cycles, which occur primarily during the spring and summer as inventories of pickles and jams generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, the Company builds inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin in the second and third quarters, respectively. Non-diary creamer inventory builds in the fall for the expected winter sales. Our long-term financing needs will depend largely on potential acquisition activity. We expect our revolving credit facility, plus cash flow from operations, to be adequate to provide liquidity for current operations.

Debt Obligations

At March 31, 2013, we had $357.5 million in borrowings outstanding under our revolving credit facility, $400 million of 7.75% High Yield Notes outstanding, $100 million of senior notes outstanding, and $6.6 million of tax increment financing and other obligations. In addition, at March 31, 2013, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $750 million, of which $381.7 million was available at March 31, 2013. Interest rates on debt outstanding under our revolving credit facility for the three months ended March 31, 2013 averaged 1.67%.

Our $100 million outstanding senior notes are due on September 30, 2013. The Company will continue to classify these notes as long-term, as the company has the ability and intent to refinance them on a long-term basis, using the revolving credit facility or other long-term financing arrangements.

We are in compliance with applicable debt covenants as of March 31, 2013. From an interest coverage ratio perspective, the Company’s actual ratio as of March 31, 2013 is nearly 50% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 17% below the maximum level (where the maximum level is not increased in the event of an acquisition).

See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

See Note 18 to our Condensed Consolidated Financial Statements in Part I — Item 1 of this Form 10-Q and Note 17 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to our critical accounting policies in the three months ended March 31, 2013.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates; raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2012 and from time to time in our filings with the Securities and Exchange Commission.

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

In July 2006, we entered into a forward interest rate swap transaction for a notional amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. The loss is reclassified ratably to our Condensed Consolidated Statements of Income as an increase to interest expense over the term of the senior notes (that expire in September 2012), providing an effective interest rate of 6.29%.

We do not hold any derivative financial instruments which could expose us to significant interest rate market risk, as of March 31, 2013. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance of $357.5 million under our revolving credit facility at March 31, 2013, each 1% rise in our interest rate would increase our interest expense by approximately $3.6 million annually.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the first quarter of 2013 to the first quarter of 2012, price increases in energy and commodity costs such as natural gas, oats, and dairy, were offset by price decreases in crude oil and coconut oil. We expect the volatile nature of these costs to continue with an overall upward trend.

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

Changes in the prices of our products may lag behind changes in the costs of our products. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging, fuel, and energy costs. Accordingly, if we are unable to increase our prices to offset increasing costs, our operating profits and margins could be materially affected. In addition, in instances of declining input costs, customers may be looking for price reductions in situations where we have locked into pricing at higher costs.

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in the value of our foreign currency investment in E.D. Smith, located in Canada. Input costs for certain Canadian sales are denominated in U.S. dollars, further impacting the effect foreign currency fluctuations may have on the Company.

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the three months ended March 31, 2013 the Company recognized a net loss of $7.5 million, of which a loss of $7.9 million was recorded as a component of Accumulated other comprehensive loss and a gain of $0.4 million was recorded on the Company’s Condensed Consolidated Statements of Income within the (Gain) loss on foreign currency exchange line.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. The Company had no foreign currency contracts outstanding as of March 31, 2013, or March  31, 2012.

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

As of March 31, 2013, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2013 and 2012. This interim financial information is the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial information taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

May 9, 2013

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

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

May 9, 2013