Form 10-Q
period 2013-06-30
TreeHouse Foods, Inc.
filed 2013-08-08
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Quarterly Period Ended June 30, 2013. or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission File Number 001-32504

TreeHouse Foods, Inc.

(Exact name of the registrant as specified in its charter)

Delaware	20-2311383
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2021 Spring Road, Suite 600
Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

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

Yes    ☐     No    ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2013: 36,373,615

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,345	$94,407
Investments	7,551	—
Receivables, net	115,604	124,648
Inventories, net	389,447	347,353
Deferred income taxes	8,245	7,998
Prepaid expenses and other current assets	20,044	14,005

Total current assets	569,236	588,411
Property, plant and equipment, net	419,872	425,307
Goodwill	1,067,068	1,073,191
Intangible assets, net	400,550	417,561
Other assets, net	19,757	21,403

Total assets	$2,476,483	$2,525,873

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$195,410	$185,086
Current portion of long-term debt	1,667	1,944

Total current liabilities	197,077	187,030
Long-term debt	813,224	898,100
Deferred income taxes	214,048	212,461
Other long-term liabilities	44,491	49,027

Total liabilities	1,268,840	1,346,618
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 36,350 and 36,197 shares issued and outstanding, respectively	363	362
Additional paid-in capital	732,058	726,582
Retained earnings	510,489	468,951
Accumulated other comprehensive loss	(35,267)	(16,640)

Total stockholders’ equity	1,207,643	1,179,255

Total liabilities and stockholders’ equity	$2,476,483	$2,525,873

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net sales	$526,346	$527,421	$1,066,456	$1,051,232
Cost of sales	416,778	420,830	842,716	829,709

Gross profit	109,568	106,591	223,740	221,523
Operating expenses:
Selling and distribution	31,394	33,858	63,796	68,152
General and administrative	29,106	22,704	56,579	49,308
Other operating (income) expense, net	(136)	(49)	1,282	411
Amortization expense	8,227	8,624	16,726	16,887

Total operating expenses	68,591	65,137	138,383	134,758

Operating income	40,977	41,454	85,357	86,765
Other expense (income):
Interest expense	12,230	12,452	25,008	25,664
Interest income	(322)	(14)	(1,000)	(14)
Loss (gain) on foreign currency exchange	841	(450)	480	406
Other expense (income), net	345	1,970	(368)	1,509

Total other expense	13,094	13,958	24,120	27,565

Income before income taxes	27,883	27,496	61,237	59,200
Income taxes	9,318	7,985	19,698	17,615

Net income	$18,565	$19,511	$41,539	$41,585

Net earnings per common share:
Basic	$.51	$.54	$1.14	$1.15
Diluted	$.50	$.53	$1.11	$1.12
Weighted average common shares:
Basic	36,337	36,057	36,323	36,038
Diluted	37,373	37,132	37,312	37,113

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$18,565	$19,511	$41,539	$41,585

Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,609)	(9,271)	(19,467)	(1,784)
Pension and post-retirement reclassification adjustment (1)	349	282	759	561
Derivative reclassification adjustment (2)	41	41	81	81

Other comprehensive (loss) income	(11,219)	(8,948)	(18,627)	(1,142)

Comprehensive income	$7,346	$10,563	$22,912	$40,443

(1)	Net of tax of $217 and $177 for the three months ended June 30, 2013 and 2012, respectively, and $435 and $353 for the six months ended June 30, 2013 and 2012, respectively.
(2)	Net of tax of $25 for the three months ended June 30, 2013 and 2012, respectively, and $51 for the six months ended June 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$41,539	$41,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,412	26,064
Amortization	16,726	16,887
Mark to market (gain) loss on derivative contracts	(499)	1,581
Mark to market gain on investments	(389)	—
Excess tax benefits from stock-based compensation	(1,097)	(2,440)
Stock-based compensation	7,108	5,748
(Gain) loss on disposition of assets	(231)	1,263
Deferred income taxes	2,138	3,387
Other	557	1,408
Changes in operating assets and liabilities, net of acquisitions:
Receivables	7,730	2,655
Inventories	(43,488)	(12,285)
Prepaid expenses and other assets	(4,728)	2,399
Accounts payable, accrued expenses and other liabilities	6,264	6,366

Net cash provided by operating activities	70,042	94,618
Cash flows from investing activities:
Purchase of investments	(7,585)	—
Additions to property, plant and equipment	(35,641)	(30,019)
Additions to other intangible assets	(3,255)	(4,302)
Acquisition of business, net of cash acquired	—	(25,000)
Proceeds from sale of fixed assets	1,072	46

Net cash used in investing activities	(45,409)	(59,275)
Cash flows from financing activities:
Borrowings under revolving credit facility	111,800	198,900
Payments under revolving credit facility	(195,800)	(160,400)
Payments on capitalized lease obligations	(1,149)	(1,033)
Net receipts (payments) related to stock-based award activities	(1,192)	(3,878)
Excess tax benefits from stock-based compensation	1,097	2,440

Net cash (used in) provided by financing activities	(85,244)	36,029
Effect of exchange rate changes on cash and cash equivalents	(5,451)	(407)

Net (decrease) increase in cash and cash equivalents	(66,062)	70,965
Cash and cash equivalents, beginning of period	94,407	3,279

Cash and cash equivalents, end of period	$28,345	$74,244

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2013

(Unaudited)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Results of operations for interim periods are not necessarily indicative of annual results. In the Condensed Consolidated Statements of Cash Flows, the Company reclassified the “loss (gain) on foreign currency exchange” into the “other” line in cash flows from operating activities, as the amounts are not material and this change will result in a presentation format that is consistent with others in our industry. This reclassification had no effect on operating cash flows, or total cash flows for the periods presented. In the Condensed Consolidated Balance Sheets, the Company reclassified the “Assets held for sale” line into the “Prepaid expenses and other current assets” line, as the amounts are not material. As a result of investing our excess cash in interest bearing accounts in 2013, we are earning interest income, and as a result, we have presented interest income as a separate line item in our Condensed Consolidated Statements of Income in 2013. To be consistent with the current year presentation, we have reclassified interest income, which had previously been presented net of interest expense. These reclassifications had no effect on reported net income, total assets, or cash flows.

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

2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, clarifying how entities are required to measure obligations resulting from joint and several liability arrangements and outlining the required disclosures around these liabilities. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company’s joint and several guarantees of indebtedness as discussed in Note 11, Long-Term Debt, are guaranteed by our 100 percent owned subsidiaries. The Company does not believe this ASU will have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). This ASU expands the disclosure requirements by requiring an entity to disaggregate the total change of each component of other comprehensive income (“OCI”) and present separately any reclassification adjustments and current period OCI. This ASU also requires disclosure of the individual income statement line items affected by the amounts reclassified out of AOCI. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This ASU does not change the accounting for AOCI, and only requires new disclosures. See Note 14 for the required disclosures.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Restructuring

Soup restructuring - On August 7, 2012, following a strategic review of the soup category, the Company announced a restructuring plan that includes the closure of its Mendota, Illinois soup plant. Subsequently, the Company amended the plan to include reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business at the Pittsburgh facility. The restructuring is expected to reduce manufacturing costs by streamlining operations and transferring production to the Company’s Pittsburgh, Pennsylvania soup plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment. Production ended as of December 31, 2012, with full plant closure in the second quarter of 2013. Total costs are expected to be approximately $26.7 million as detailed below, of which $5.6 million is expected to be in cash. The total expected costs increased from $20.5 million as of March 31, 2013, as estimates were refined and the scope of the restructuring was expanded to include the Company’s conversion from the use of wells to city water. Expenses associated with the restructuring are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income, with the exception of accelerated depreciation, which is recorded in Cost of sales.

Seaforth, Ontario, Canada - On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada and the transfer of production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility is primarily related to the North American Retail Grocery segment and is expected to end in the fourth quarter of 2013, with full plant closure also expected in the fourth quarter of 2013. Total costs to close the Seaforth facility are expected to be approximately $12.3 million as detailed below, of which $5.6 million is expected to be in cash. The total expected costs decreased from $13.4 million, as of March 31, 2013, as estimates were refined. Expenses incurred associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income. Certain costs, primarily accelerated depreciation, are recorded in Cost of sales.

During the third quarter of 2012, and concurrent with the restructurings as noted above, the Company reviewed the fixed assets for impairment at the product category level and no impairment was indicated. During the review, the useful lives of the related assets were reassessed and shortened to be consistent with the dates that production at the facilities were expected to end. The change in estimated useful lives related to the restructurings resulted in accelerated depreciation of $7.2 million and $12.7 million for the three and six months ended June 30, 2013, respectively.

Below is a summary of the restructuring costs:

	Soup Restructuring
	Three Months	Six Months	Cumulative	Total
	Ended	Ended	Costs	Expected
	June 30, 2013	June 30, 2013	To Date	Costs
	(In thousands)
Accelerated depreciation	$5,833	$9,981	$16,684	$21,088
Severance and outplacement	(44)	(12)	745	816
Other closure costs	(536)	218	798	4,814

Total	$5,253	$10,187	$18,227	$26,718

	Seaforth Closure
	Three Months	Six Months	Cumulative	Total
	Ended	Ended	Costs	Expected
	June 30, 2013	June 30, 2013	To Date	Costs
	(In thousands)
Accelerated depreciation	$1,356	$2,716	$6,724	$6,736
Severance and outplacement	200	496	2,745	2,772
Other closure costs	874	1,347	1,825	2,789

Total	$2,430	$4,559	$11,294	$12,297

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities recorded as of June 30, 2013 associated with the restructurings of the Soup category, Seaforth facility, and Naturally Fresh relate to severance and are included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the severance liability as of June 30, 2013.

Severance Liability
(In thousands)
Balance as of January 1, 2013	$2,686
Expense	485
Payments	(2,088)
Foreign exchange	(62)
Adjustments	(43)

Balance as of June 30, 2013	$978

4. Acquisitions

On August 8, 2013, the Company announced it had entered into a definitive agreement to acquire all of the outstanding equity interests of Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation and 6726607 Canada Ltd., (collectively, “Associated Brands”), a privately owned Canadian company and a leading private label manufacturer of powdered drinks, specialty teas and sweeteners, from TorQuest Partners LLC and other shareholders. The Company has agreed to pay CAD $187 million in cash for the business, subject to an adjustment for working capital. The acquisition of Associated Brands is expected to strengthen the Company’s retail presence in private label dry grocery and will introduce a line of specialty tea products to complement its fast growing single serve coffee business. The transaction is expected to close in the third quarter of 2013, subject to the satisfaction of customary closing conditions, and will be financed through borrowings under the Company’s existing $750 million credit facility.

On June 24, 2013, the Company announced it had entered into a definitive agreement to acquire all of the outstanding shares of Cains Foods, L.P. (“Cains”), a privately owned Ayer, Massachusetts based manufacturer of shelf stable mayonnaise, dressings and sauces. The Cains product portfolio offers retail and foodservice customers a wide array of packaging sizes, sold under both private label and branded products. The Company agreed to pay $35 million in cash for the business, subject to an adjustment for working capital and taxes. The acquisition is expected to expand the Company’s footprint in the Northeast United States, enhance its foodservice presence, and enrich its packaging capabilities. The transaction closed on July 1, 2013 and was financed through borrowings under the Company’s existing $750 million credit facility. The acquisition will be accounted for under the acquisition method of accounting. The required disclosures have not been provided as the initial accounting for the business combination was not complete prior to the issuance of these financial statements.

On November 30, 2012, the Company completed the acquisition of selected assets of the aseptic cheese and pudding business from Associated Milk Producers Inc. (“AMPI”), a dairy marketing cooperative based in New Ulm, Minnesota. The business was integrated into the Company’s existing aseptic operations within its Food Away From Home segment, and increased the Company’s presence in the aseptic category. The purchase price was $4 million. The acquisition was financed through borrowings under the Company’s existing $750 million credit facility. Components of the acquisition include fixed assets and intangible assets such as customer lists, formulas and goodwill. The acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition. There were no acquisition costs. Due to the size and timing of this acquisition, it did not have a material impact on the Company’s financial statements. As such, the Company has not presented pro forma disclosures. There have been no changes to the purchase price allocation in 2013.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Investments

June 30, 2013
(In thousands)
U.S. equity	$4,284
Non-U.S. equity	1,392
Fixed income	1,875

Total investments	$7,551

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

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2013 and December 31, 2012, $9.0 million and $94.1 million, respectively, represents cash and equivalents held in Canada in local currency, and is convertible into other currencies. The cash and equivalents held in Canada is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions. During June 2013, the Company temporarily transferred $85.0 million from Canada to the U.S., a portion of which was used to pay down the revolving credit facility. In July 2013, the Company transferred the $85.0 million, plus interest, back to Canada.

For the six months ended June 30, 2013, we recognized net unrealized gains totaling $0.4 million that are included in the Interest income line of the Condensed Consolidated Statements of Income. For the three months ended June 30, 2013, we recognized an insignificant amount of net unrealized gains. Additionally, for the three and six months ended June 30, 2013, we recognized realized gains totaling $0.1 million that are included in the Interest income line of the Condensed Consolidated Statements of Income. When securities are sold, their cost is determined based on the first-in, first-out method.

6. Inventories

	June 30,	December 31,
	2013	2012
	(In thousands)
Raw materials and supplies	$134,299	$128,186
Finished goods	275,704	238,575
LIFO reserve	(20,556)	(19,408)

Total	$389,447	$347,353

Approximately $82.7 million and $77.7 million of our inventory was accounted for under the Last-in, First-out (“LIFO”) method of accounting at June 30, 2013 and December 31, 2012, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Property, Plant and Equipment

	June 30,	December 31,
	2013	2012
	(In thousands)
Land	$25,739	$25,517
Buildings and improvements	179,623	177,824
Machinery and equipment	488,706	478,394
Construction in progress	37,238	31,335

Total	731,306	713,070
Less accumulated depreciation	(311,434)	(287,763)

Property, plant and equipment, net	$419,872	$425,307

Depreciation expense was $20.0 million and $13.6 million for the three months ended June 30, 2013 and 2012, respectively, and $38.4 million and $26.1 million for the six months ended June 30, 2013 and 2012, respectively. Included in depreciation expense for the three and six months ended June 30, 2013 is $7.2 million and $12.7 million of accelerated depreciation, respectively.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2012	$845,216	$94,393	$133,582	$1,073,191
Currency exchange adjustment	(5,355)	(768)	—	(6,123)

Balance at June 30, 2013	$839,861	$93,625	$133,582	$1,067,068

The Company has not incurred any goodwill impairments since its inception.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$31,363	$—	$31,363	$32,805	$—	$32,805
Intangible assets with finite lives:
Customer-related	445,608	(119,359)	326,249	448,825	(107,761)	341,064
Non-compete agreements	120	(30)	90	120	(18)	102
Trademarks	20,810	(6,358)	14,452	20,810	(5,722)	15,088
Formulas/recipes	6,945	(5,094)	1,851	7,017	(4,631)	2,386
Computer software	46,240	(19,695)	26,545	43,339	(17,223)	26,116

Total	$551,086	$(150,536)	$400,550	$552,916	$(135,355)	$417,561

Amortization expense on intangible assets for the three months ended June 30, 2013 and 2012 was $8.2 million and $8.6 million, respectively, and $16.7 million and $16.9 million for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense on intangible assets for 2013 and the next four years is as follows:

(In thousands)
2013	$33,539
2014	$32,827
2015	$31,645
2016	$31,450
2017	$30,873

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Accounts Payable and Accrued Expenses

	June 30,	December 31,
	2013	2012
	(In thousands)
Accounts payable	$127,900	$121,404
Payroll and benefits	32,710	26,661
Interest and taxes	15,215	16,205
Health insurance, workers’ compensation and other insurance costs	7,374	6,879
Marketing expenses	5,607	7,180
Other accrued liabilities	6,604	6,757

Total	$195,410	$185,086

10. Income Taxes

Income tax expense was recorded at an effective rate of 33.4% and 32.2% for the three and six months ended June 30, 2013, respectively, compared to 29.0% and 29.8% for the three and six months ended June 30, 2012, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. The increase in the effective tax rate for the three and six months ended June 30, 2013 as compared to 2012, is attributable to an increase in state tax expense and to the tax impact of a shift in revenues between tax jurisdictions.

During the second quarter of 2012, the IRS initiated an examination of TreeHouse Foods’ 2010 tax year and the Canadian Revenue Agency (“CRA”) initiated an examination of the E.D. Smith 2008, 2009, and 2010 tax years. During the second quarter of 2013, the IRS initiated an examination of TreeHouse Foods’ 2011 tax year. The TreeHouse Foods and E.D. Smith examinations are expected to be completed in 2013 or 2014. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2013 or 2014.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $9.4 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations.

11. Long-Term Debt

	June 30,	December 31,
	2013	2012
	(In thousands)
Revolving credit facility	$309,000	$393,000
High Yield Notes	400,000	400,000
Senior notes	100,000	100,000
Tax increment financing and other debt	5,891	7,044

Total debt outstanding	814,891	900,044
Less current portion	(1,667)	(1,944)

Total long-term debt	$813,224	$898,100

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million, of which $430.2 million was available as of June 30, 2013. The revolving credit facility matures September 23, 2016. In addition, as of June 30, 2013, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn. Our revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of June 30, 2013. The Company’s average interest rate on debt outstanding under its revolving credit facility for the three and six months ended June 30, 2013 was 1.53% and 1.60%, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

High Yield Notes — The Company’s 7.75% High Yield Notes in aggregate principal amount of $400 million are due March 1, 2018 (the “High Yield Notes”). The High Yield Notes are guaranteed, jointly and severally, by the Company’s 100 percent owned subsidiary Bay Valley Foods, LLC (“Bay Valley”) and its 100 percent owned subsidiaries EDS Holdings, LLC; Sturm Foods, Inc. (“Sturm Foods”); and S.T. Specialty Foods. In addition, certain other of the Company’s subsidiaries may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee the Company’s payment obligations under any series of debt securities offered. The Indenture governing the High Yield Notes provides, among other things, that the High Yield Notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants of which the Company is in compliance as of June 30, 2013.

Senior Notes — The Company has outstanding $100 million in aggregate principal amount of 6.03% senior notes due September 30, 2013, issued in a private placement pursuant to a note purchase agreement (the “Note Purchase Agreement”) among the Company and a group of purchasers. The Note Purchase Agreement contains covenants that limit the ability of the Company and its subsidiaries to, among other things, merge with other entities, change the nature of the business, create liens, incur additional indebtedness or sell assets. The Note Purchase Agreement also requires the Company to maintain certain financial ratios. The Company is in compliance with the applicable covenants as of June 30, 2013. The Company will continue to classify these notes as long term, as the Company has the ability and intent to refinance them on a long-term basis using our revolving credit facility or other long-term financing arrangements.

Tax Increment Financing —The Company owes $1.8 million related to redevelopment bonds pursuant to a Tax Increment Financing Plan and has agreed to make certain payments with respect to the principal amount of the bonds through May 2019.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Weighted average common shares outstanding	36,337	36,057	36,323	36,038
Assumed exercise/vesting of equity awards (1)	1,036	1,075	989	1,075

Weighted average diluted common shares outstanding	37,373	37,132	37,312	37,113

(1)	Incremental shares from stock-based compensation awards (equity awards) are computed by the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.7 million for the three and six months ended June 30, 2013, and 0.6 million for the three and six months ended June 30, 2012, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock-Based Compensation

Income before income taxes for the three and six month periods ended June 30, 2013 includes share-based compensation expense of $3.7 million and $7.1 million, respectively. Share-based compensation expense for the three and six month periods ended June 30, 2012 was $3.1 million and $5.7 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2013, respectively, and $1.0 million and $1.8 million for the three and six month periods ended June 30, 2012, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2013. Stock options are granted under our long-term incentive plan, and generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2012	2,468	72	$33.19	4.4	$50,809
Granted	277	—	$65.96
Forfeited	(3)	—	$61.41
Exercised	(36)	—	$25.80

Outstanding, June 30, 2013	2,706	72	$36.52	4.5	$80,738

Vested/expected to vest, at June 30, 2013	2,623	72	$35.65	4.4	$80,657

Exercisable, June 30, 2013	2,203	72	$30.63	3.5	$79,437

Compensation costs related to unvested options totaled $8.4 million at June 30, 2013 and will be recognized over the remaining vesting period of the grants, which averages 2.4 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2013 include the following: expected volatility of 30.21%, expected term of six years, risk free rate of 0.995% and no dividends. The average grant date fair value of stock options granted in the six months ended June 30, 2013 was $20.46. Stock options issued during the six months ended June 30, 2013 totaled 277 thousand. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was approximately $1.3 million and $1.7 million, respectively. The tax benefit recognized from stock option exercises was $0.5 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

In addition to stock options, the Company also has outstanding restricted stock units and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock unit awards vest based on the passage of time, and generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors, or a specified date. The following table summarizes the restricted stock unit activity during the six months ended June 30, 2013.

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2012	353	$53.62	78	$39.88
Granted	118	$65.91	19	$65.97
Vested	(142)	$52.72	(2)	$61.41
Forfeited	(14)	$57.77	-	$-

Outstanding, at June 30, 2013	315	$58.45	95	$44.27

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to restricted stock units is approximately $14.7 million as of June 30, 2013, and will be recognized on a weighted average basis, over the next 2.2 years. The grant date fair value of the awards granted in 2013 is equal to the Company’s closing stock price on the grant date. Vested awards during the six months ended June 30, 2013 and 2012 had a fair value on the vest date of $9.3 million and $8.5 million, respectively.

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On March 2, 2013, based on achievement of operating performance measures, 1,225 performance units were converted into 2,450 shares of stock, a two to one conversion ratio. On June 28, 2013, based on achievement of operating performance measures, 32,371 performance units were converted into 28,308 shares of stock, an average conversion ratio of 0.87 shares for each performance unit. The following table summarizes the performance unit activity during the six months ended June 30, 2013:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2012	165	$56.57
Granted	89	$65.65
Vested	(29)	$46.31
Forfeited	(4)	$46.46

Unvested, at June 30, 2013	221	$61.91

Future compensation cost related to the performance units is estimated to be approximately $12.3 million as of June 30, 2013, and is expected to be recognized over the next 2.7 years. The grant fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized		Accumulated
	Foreign	Pension and	Derivative	Other
	Currency	Postretirement	Financial	Comprehensive
	Translation (1)	Benefits (2)	Instrument (3)	Loss
	(In thousands)
Balance at December 31, 2012	$(2,007)	$(14,525)	$(108)	$(16,640)
Other comprehensive loss	(19,467)	—	—	(19,467)
Reclassifications from accumulated other comprehensive loss	—	759	81	840

Other comprehensive (loss) income	(19,467)	759	81	(18,627)

Balance at June 30, 2013	$(21,474)	$(13,766)	$(27)	$(35,267)

Balance at December 31, 2011	$(10,268)	$(11,825)	$(269)	$(22,362)
Other comprehensive loss	(1,784)	—	—	(1,784)
Reclassifications from accumulated other comprehensive loss	—	561	81	642

Other comprehensive (loss) income	(1,784)	561	81	(1,142)

Balance at June 30, 2012	$(12,052)	$(11,264)	$(188)	$(23,504)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiary, E.D. Smith.
(2)	The unrecognized pension and post-retirement benefits reclassification is presented net of tax of $435 and $353 for the six months ended June 30, 2013 and 2012, respectively.
(3)	The derivative financial instrument reclassification is presented net of tax of $51 for the six months ended June 30, 2013 and 2012.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Condensed Consolidated Statements of Income lines impacted by reclassifications out of Accumulated Other Comprehensive Loss are outlined below:

					Affected line in
	Reclassifications from Accumulated				The Condensed Consolidated
	Other Comprehensive Loss				Statements of Income
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Derivative financial instrument	$66	$66	$132	$132	Interest expense
Income taxes	25	25	51	51	Income taxes

Net of tax	$41	$41	$81	$81

Amortization of defined benefit pension items:
Prior service costs	$96	$133	$193	$268	(a)
Unrecognized net loss	470	326	940	646	(a)
Other	—	—	61	—

Total before tax	566	459	1,194	914
Income taxes	217	177	435	353	Income taxes

Net of tax	$349	$282	$759	$561

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 15 for additional details.

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

Components of net periodic pension expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$647	$633	$1,295	$1,266
Interest cost	628	591	1,255	1,182
Expected return on plan assets	(643)	(581)	(1,285)	(1,162)
Amortization of prior service costs	114	151	228	302
Amortization of unrecognized net loss	459	309	917	618

Net periodic pension cost	$1,205	$1,103	$2,410	$2,206

The Company contributed $4.9 million to the pension plans in the first six months of 2013. The Company does not expect to make additional contributions to the plans in 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$5	$8	$10	$16
Interest cost	37	39	72	78
Amortization of prior service costs	(18)	(18)	(35)	(36)
Amortization of unrecognized net loss	11	14	23	28

Net periodic postretirement cost	$35	$43	$70	$86

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2013.

Net periodic pension costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

16. Other Operating (Income) Expense, Net

The Company incurred other operating (income) expense for the three and six months ended June 30, 2013 and 2012, which consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Restructuring	$(136)	$(8)	$1,282	$419
Other expense	—	(41)	—	(8)

Total other operating (income) expense, net	$(136)	$(49)	$1,282	$411

17. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Interest paid	$23,136	$24,166
Income taxes paid	$26,206	$17,482
Accrued purchase of property and equipment	$4,795	$3,187
Accrued other intangible assets	$584	$1,333
Accrued purchase price	$—	$956

Non-cash financing activities for the six months ended June 30, 2013 and 2012 include the settlement of 150,777 shares and 224,259 shares, respectively, of restricted stock, restricted stock units and performance units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

18. Commitments and Contingencies

Litigation, Investigations and Audits — The Company is party in the ordinary course of business to certain claims, litigation, audits and investigations. The Company believes that it has established adequate reserves to satisfy any liability that may be incurred in connection with any such currently pending or threatened matters, none of which are significant. The settlement of any such currently pending or threatened matters is not expected to have a material impact on our financial position, annual results of operations or cash flows.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2013 and 2012, the Company did not have any foreign currency contracts outstanding.

Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes a combination of derivative contracts, purchase orders and various short and long-term supply arrangements to manage commodity price risk. The majority of commodity forward contracts are not derivatives, and those that are, generally qualify for the normal purchase exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, and other commodity contracts that do not meet the requirements for the normal purchase exception.

The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives, that do not meet the normal purchase exception are used to manage the price risk associated with raw material costs. As of June 30, 2013, the Company had outstanding contracts for the purchase of 20,079 megawatts of electricity, expiring throughout 2013 and outstanding contracts for the purchase of 903,356 dekatherms of natural gas, expiring throughout 2013. As of June 30, 2013, there were 3.0 million gallons of outstanding diesel fuel contracts that expire in the second half of 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012
		(In thousands)
Liability Derivative:
Commodity contracts	Accounts payable and accrued expenses	$430	$929

		$430	$929

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended		Six Months Ended
	Location of (Loss) Gain	June 30,		June 30,
	Recognized in Income	2013	2012	2013	2012
		(In thousands)		(In thousands)
Mark to market unrealized (loss) gain:
Commodity contracts	Other expense (income), net	$(274)	$(2,098)	$499	$(1,581)

Total unrealized (loss) gain		(274)	(2,098)	499	(1,581)
Realized (loss) gain
Commodity contracts	Cost of sales	—	(187)	—	28
Commodity contracts	Selling and distribution	(163)	15	(129)	73

Total realized (loss) gain		(163)	(172)	(129)	101

Total (loss) gain		$(437)	$(2,270)	$370	$(1,480)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Fair Value

The following table presents the carrying value and fair value of our financial instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving credit facility	$(309,000)	$(307,151)	$(393,000)	$(393,353)	2
Senior notes	$(100,000)	$(101,099)	$(100,000)	$(102,341)	2
High Yield Notes	$(400,000)	$(435,520)	$(400,000)	$(433,500)	2

Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(430)	$(430)	$(929)	$(929)	2
Investments	$7,551	$7,551	$—	$—	1

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

The fair value of the commodity contracts are based on an analysis comparing the contract rates to the forward curve rates throughout the term of the contracts. The commodity contracts are recorded at fair value on the Condensed Consolidated Balance Sheets.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$375,744	$371,500	$761,825	$750,541
Food Away From Home	85,675	87,885	167,488	163,234
Industrial and Export	64,927	68,036	137,143	137,457

Total	$526,346	$527,421	$1,066,456	$1,051,232

Direct operating income:
North American Retail Grocery	$61,140	$54,899	$126,449	$116,504
Food Away From Home	11,958	10,479	22,858	20,276
Industrial and Export	13,509	8,302	25,914	19,300

Total	86,607	73,680	175,221	156,080
Unallocated selling and distribution expenses	(1,323)	(947)	(2,739)	(2,709)
Unallocated costs of sales (1)	(7,110)	—	(12,538)	—
Unallocated corporate expense	(37,197)	(31,279)	(74,587)	(66,606)

Operating income	40,977	41,454	85,357	86,765
Other expense	(13,094)	(13,958)	(24,120)	(27,565)

Income before income taxes	$27,883	$27,496	$61,237	$59,200

(1)	Primarily related to accelerated depreciation and other charges related to restructurings.

Geographic Information — The Company had revenues to customers outside of the United States of approximately 13.4% and 13.3% of total consolidated net sales in the six months ended June 30, 2013 and 2012, respectively, with 12.1% and 12.1% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 19.5% and 20.0% of consolidated net sales in the six months ended June 30, 2013 and 2012, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Products
Non-dairy creamer	$79,963	$83,738	$171,137	$172,897
Pickles	85,466	88,624	156,376	159,500
Salad Dressings	81,503	77,529	154,282	140,646
Powdered drinks	71,419	52,340	140,114	105,673
Mexican and other sauces	63,234	63,428	121,405	115,069
Soup and Infant Feeding	36,926	52,684	92,004	124,623
Hot cereals	33,981	33,801	81,770	76,969
Dry dinners	28,586	28,189	57,780	61,364
Aseptic products	23,753	24,519	47,682	48,686
Jams	14,266	15,007	29,121	31,544
Other Products	7,249	7,562	14,785	14,261

Total net sales	$526,346	$527,421	$1,066,456	$1,051,232

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Guarantor and Non-Guarantor Financial Information

The Company’s High Yield Notes are guaranteed by its 100 percent owned subsidiary Bay Valley and its 100 percent owned subsidiaries EDS Holdings, LLC, Sturm Foods and S.T. Specialty Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2013 and 2012, and for the three and six months ended June 30, 2013, and 2012. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

June 30, 2013

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,809	$542	$8,994	$—	$28,345
Investments	—	—	7,551	—	7,551
Receivables, net	132	96,783	18,689	—	115,604
Inventories, net	—	340,259	49,188	—	389,447
Deferred income taxes	—	8,115	130	—	8,245
Prepaid expenses and other current assets	26,782	11,564	2,026	(20,328)	20,044

Total current assets	45,723	457,263	86,578	(20,328)	569,236
Property, plant and equipment, net	14,088	373,157	32,627	—	419,872
Goodwill	—	959,440	107,628	—	1,067,068
Investment in subsidiaries	1,785,869	201,249	—	(1,987,118)	—
Intercompany accounts receivable (payable) net	143,225	(78,377)	(64,848)	—	—
Deferred income taxes	14,061	—	—	(14,061)	—
Identifiable intangible and other assets, net	47,459	304,136	68,712	—	420,307

Total assets	$2,050,425	$2,216,868	$230,697	$(2,021,507)	$2,476,483

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,557	$181,858	$15,323	$(20,328)	$195,410
Current portion of long-term debt	—	1,664	3	—	1,667

Total current liabilities	18,557	183,522	15,326	(20,328)	197,077
Long-term debt	809,000	4,204	20	—	813,224
Deferred income taxes	2,181	211,826	14,102	(14,061)	214,048
Other long-term liabilities	13,044	31,447	—	—	44,491
Stockholders’ equity	1,207,643	1,785,869	201,249	(1,987,118)	1,207,643

Total liabilities and stockholders’ equity	$2,050,425	$2,216,868	$230,697	$(2,021,507)	$2,476,483

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$269	$94,138	$—	$94,407
Accounts receivable, net	113	104,622	19,913	—	124,648
Inventories, net	—	301,286	46,067	—	347,353
Deferred income taxes	—	7,860	138	—	7,998
Prepaid expenses and other current assets	1,276	11,857	872	—	14,005

Total current assets	1,389	425,894	161,128	—	588,411
Property, plant and equipment, net	14,427	374,215	36,665	—	425,307
Goodwill	—	959,440	113,751	—	1,073,191
Investment in subsidiaries	1,740,451	209,833	—	(1,950,284)	—
Intercompany accounts receivable (payable), net	267,016	(118,778)	(148,238)	—	—
Deferred income taxes	13,275	—	—	(13,275)	—
Identifiable intangible and other assets, net	48,797	315,258	74,909	—	438,964

Total assets	$2,085,355	$2,165,862	$238,215	$(1,963,559)	$2,525,873

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$(3,579)	$175,139	$13,526	$—	$185,086
Current portion of long-term debt	—	1,938	6	—	1,944

Total current liabilities	(3,579)	177,077	13,532	—	187,030
Long-term debt	893,000	5,079	21	—	898,100
Deferred income taxes	2,413	208,494	14,829	(13,275)	212,461
Other long-term liabilities	14,266	34,761	—	—	49,027
Shareholders’ equity	1,179,255	1,740,451	209,833	(1,950,284)	1,179,255

Total liabilities and shareholders’ equity	$2,085,355	$2,165,862	$238,215	$(1,963,559)	$2,525,873

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended June 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$471,138	$76,086	$(20,878)	$526,346
Cost of sales	—	374,912	62,744	(20,878)	416,778

Gross profit	—	96,226	13,342	—	109,568
Selling, general and administrative expense	10,216	43,963	6,321	—	60,500
Amortization	1,321	5,756	1,150	—	8,227
Other operating income, net	—	(517)	381	—	(136)

Operating (loss) income	(11,537)	47,024	5,490	—	40,977
Interest expense	12,085	154	3,521	(3,530)	12,230
Interest income	—	(3,530)	(322)	3,530	(322)
Other income, net	(2)	543	645	—	1,186

(Loss) income before income taxes	(23,620)	49,857	1,646	—	27,883
Income taxes (benefit)	(15,812)	24,611	519	—	9,318
Equity in net income of subsidiaries	26,373	1,127	—	(27,500)	—

Net income	$18,565	$26,373	$1,127	$(27,500)	$18,565

Condensed Supplemental Consolidating Statement of Income

Three Months Ended June 30, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$463,960	$74,659	$(11,198)	$527,421
Cost of sales	—	373,332	58,696	(11,198)	420,830

Gross profit	—	90,628	15,963	—	106,591
Selling, general and administrative expense	10,664	39,862	6,036	—	56,562
Amortization	1,190	6,201	1,233	—	8,624
Other operating expense, net	—	(49)	—	—	(49)

Operating (loss) income	(11,854)	44,614	8,694	—	41,454
Interest expense	12,391	60	3,556	(3,555)	12,452
Interest income	—	(3,555)	(14)	3,555	(14)
Other (income) expense, net	—	2,346	(826)	—	1,520

(Loss) income before income taxes	(24,245)	45,763	5,978	—	27,496
Income taxes (benefit)	(9,225)	15,629	1,581	—	7,985
Equity in net income of subsidiaries	34,531	4,397	—	(38,928)	—

Net income	$19,511	$34,531	$4,397	$(38,928)	$19,511

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Six Months Ended June 30, 2013

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$957,072	$147,433	$(38,049)	$1,066,456
Cost of sales	—	759,288	121,477	(38,049)	842,716

Gross profit	—	197,784	25,956	—	223,740
Selling, general and administrative expense	24,617	83,151	12,607	—	120,375
Amortization	2,599	11,808	2,319	—	16,726
Other operating expense, net	—	419	863	—	1,282

Operating (loss) income	(27,216)	102,406	10,167	—	85,357
Interest expense	24,579	438	7,045	(7,054)	25,008
Interest income	—	(7,054)	(1,000)	7,054	(1,000)
Other (income) expense, net	(2)	(146)	260	—	112

(Loss) income before income taxes	(51,793)	109,168	3,862	—	61,237
Income taxes (benefit)	(29,204)	47,808	1,094	—	19,698
Equity in net income of subsidiaries	64,128	2,768	—	(66,896)	—

Net income	$41,539	$64,128	$2,768	$(66,896)	$41,539

Condensed Supplemental Consolidating Statement of Income

Six Months Ended June 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$927,591	$146,587	$(22,946)	$1,051,232
Cost of sales	—	738,184	114,471	(22,946)	829,709

Gross profit	—	189,407	32,116	—	221,523
Selling, general and administrative expense	24,643	80,286	12,531	—	117,460
Amortization	2,226	12,187	2,474	—	16,887
Other operating expense, net	—	411	—	—	411

Operating (loss) income	(26,869)	96,523	17,111	—	86,765
Interest expense	25,326	332	7,132	(7,126)	25,664
Interest income	—	(7,126)	(14)	7,126	(14)
Other (income) expense, net	—	1,535	380	—	1,915

(Loss) income before income taxes	(52,195)	101,782	9,613	—	59,200
Income taxes (benefit)	(19,861)	34,955	2,521	—	17,615
Equity in net income of subsidiaries	73,919	7,092	—	(81,011)	—

Net income	$41,585	$73,919	$7,092	$(81,011)	$41,585

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2013

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$18,565	$26,373	$1,127	$(27,500)	$18,565

Other comprehensive income:
Foreign currency translation adjustments	—	(4,828)	(6,781)	—	(11,609)
Pension and post-retirement reclassification adjustment, net of tax	—	349	—	—	349
Derivatives reclassification adjustment, net of tax	41	—	—	—	41

Other comprehensive income	41	(4,479)	(6,781)	—	(11,219)
Equity in other comprehensive income of subsidiaries	(11,260)	(6,781)	—	18,041	—

Comprehensive income	$7,346	$15,113	$(5,654)	$(9,459)	$7,346

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$19,511	$34,531	$4,397	$(38,928)	$19,511

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(4,081)	(5,190)	—	(9,271)
Pension and post-retirement reclassification adjustment, net of tax	—	282	—	—	282
Derivative reclassification adjustment, net of tax	41	—	—	—	41

Other comprehensive income (loss)	41	(3,799)	(5,190)	—	(8,948)
Equity in other comprehensive income of subsidiaries	(8,989)	(5,190)	—	14,179	—

Comprehensive income	$10,563	$25,542	$(793)	$(24,749)	$10,563

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2013

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$41,539	$64,128	$2,768	$(66,896)	$41,539

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(8,115)	(11,352)	—	(19,467)
Pension and post-retirement reclassification adjustment, net of tax	—	759	—	—	759
Derivative reclassification adjustment, net of tax	81	—	—	—	81

Other comprehensive income (loss)	81	(7,356)	(11,352)	—	(18,627)
Equity in other comprehensive income of subsidiaries	(18,708)	(11,352)	—	30,060	—

Comprehensive income	$22,912	$45,420	$(8,584)	$(36,836)	$22,912

Condensed Supplemental Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$41,585	$73,919	$7,092	$(81,011)	$41,585

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(735)	(1,049)	—	(1,784)
Pension and post-retirement reclassification adjustment, net of tax	—	561	—	—	561
Derivative reclassification adjustment, net of tax	81	—	—	—	81

Other comprehensive income (loss)	81	(174)	(1,049)	—	(1,142)
Equity in other comprehensive income of subsidiaries	(1,223)	(1,049)	—	2,272	—

Comprehensive income	$40,443	$72,696	$6,043	$(78,739)	$40,443

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(15,554)	$153,551	$(67,955)	$—	$70,042
Cash flows from investing activities:
Purchase of investments	—	—	(7,585)	—	(7,585)
Additions to property, plant and equipment	(156)	(31,175)	(4,310)	—	(35,641)
Additions to other intangible assets	(2,407)	(848)	—	—	(3,255)
Proceeds from sale of fixed assets	—	915	157	—	1,072

Net cash used in investing activities	(2,563)	(31,108)	(11,738)	—	(45,409)
Cash flows from financing activities:
Borrowings under revolving credit facility	111,800	—	—	—	111,800
Payments under revolving credit facility	(195,800)	—	—	—	(195,800)
Payments on capitalized lease obligations	—	(1,149)	—	—	(1,149)
Intercompany transfer	121,021	(121,021)	—	—	—
Net payments related to stock-based award activities	(1,192)	—	—	—	(1,192)
Excess tax benefits from stock-based compensation	1,097	—	—	—	1,097

Net cash provided by financing activities	36,926	(122,170)	—	—	(85,244)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,451)	—	(5,451)

Net increase in cash and cash equivalents	18,809	273	(85,144)	—	(66,062)
Cash and cash equivalents, beginning of period	—	269	94,138	—	94,407

Cash and cash equivalents, end of period	$18,809	$542	$8,994	$—	$28,345

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and six months ended June 30, 2013 and 2012. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

We discuss the following segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: North American Retail Grocery, Food Away From Home, and Industrial and Export. The key performance indicators of our segments are net sales dollars and direct operating income, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct selling and marketing expenses. The segment results are presented on a consistent basis with the manner in which the Company reports its results to the chief operating decision maker, and does not include an allocation of taxes and other corporate expenses, including those associated with restructurings. See Note 21 of the Condensed Consolidated Financial Statements for additional information on the presentation of our reportable segments.

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

The industry environment the Company operates in continues to be one that is challenged by the overall state of the economy, increased competition, and inconsistent volumes. These dynamics have manifested themselves in the operating results of TreeHouse and our peers, where the overall industry is experiencing continued volatility in sales and volumes.

Despite the challenging operating environment, the Company achieved a 1.4% increase in net sales for the six months ended June 30, 2013 as compared to the same period last year, due to additional sales from acquisitions and price increases. This increase was partially offset by a decrease in volume/mix driven primarily by the loss of certain soup business for a particular customer that will be reflected in the Company’s results throughout the remainder of the year. For the three months ended June 30, 2013, the Company experienced a 0.2% decrease in net sales compared to the same period last year, due to decreased volume/mix, partially offset by additional sales from acquisitions and price increases. As previously stated, the decrease in volume/mix was primarily related to the loss of certain soup business for a particular customer. The loss of the soup business negatively impacted our net sales attributed to volume/mix by approximately 2.1% and 2.3% for the three and six months ended June 30, 2013, respectively. If not for the negative impact of the partial loss of soup business for a particular customer, the Company’s consolidated change in net sales due to volume/mix would have been positive.

Consistent with 2012, the Company continues to see sales and volumes shift to alternate retail channels, such as limited assortment and discount stores; however, the pace of the shift has slowed in the current year. The Company expects this trend to continue throughout 2013. In response to this continued shift, the Company has focused on lowering our “cost to serve” and aligned our offerings with shifting customer demands.

Total direct operating income, the measure of our segment profitability, improved to 16.5% and 16.4% of net sales for the three and six months ended June 30, 2013, respectively, representing a 250 and 160 basis point improvement for the respective periods as compared to the same periods last year. The increase in profitability is due to sales mix, pricing, cost containment, and reduced freight rates. The Company continues to experience volatility in energy and commodity prices, and expects that the volatility will continue with an overall upward trend.

Recent Developments

On August 8, 2013, the Company announced it had entered into a definitive agreement to acquire all of the outstanding equity interests of Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation and 6726607 Canada Ltd., (collectively, “Associated Brands”), a privately owned Canadian company and a leading private label manufacturer of powdered drinks, specialty teas and sweeteners, from TorQuest Partners LLC and other shareholders. The Company has agreed to pay CAD $187 million in cash for the business, subject to an adjustment for working capital. The acquisition of Associated Brands is expected to strengthen the Company’s retail presence in private label dry grocery and will introduce a line of specialty tea products to complement its fast growing single serve coffee business. Associated Brands has approximately $200 million in annual revenue. The transaction is expected to close in the third quarter of 2013, subject to the satisfaction of customary closing conditions, and will be financed through borrowings under the Company’s existing $750 million credit facility.

On June 24, 2013, the Company announced it had entered into a definitive agreement to acquire all of the outstanding shares of Cains Foods, L.P. (“Cains”), a privately owned Ayer, Massachusetts based manufacturer of shelf stable mayonnaise, dressings and sauces, with approximately $80 million in annual revenue. The Cains’ product portfolio offers retail and foodservice customers a wide array of packaging sizes, sold under both private label and branded products. The Company agreed to pay $35 million in cash for the business, subject to an adjustment for working capital and taxes. The acquisition is expected to expand the Company’s footprint in the Northeast United States, enhance its foodservice presence, and enrich its packaging capabilities. The transaction closed on July 1, 2013 and was financed through borrowings under the Company’s existing $750 million credit facility.

The Company continues to monitor the soup restructuring and Seaforth closure. Total expected costs of the soup restructuring increased from $20.5 million as of March 31, 2013 to $26.7 million as of June 30, 2013, as estimates were refined and modifications to the plan were made to include the Company’s conversion from Company owned and maintained wells to city water. Total expected costs of the Seaforth closure decreased to $12.3 million as of June 30, 2013 from $13.4 million as of March 31, 2013, as estimates were refined. While there were no significant changes in the plan, the expected closure date of the Seaforth facility has been extended to the fourth quarter of this year.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$526,346	100.0%	$527,421	100.0%	$1,066,456	100.0%	$1,051,232	100.0%
Cost of sales	416,778	79.2	420,830	79.8	842,716	79.0	829,709	78.9

Gross profit	109,568	20.8	106,591	20.2	223,740	21.0	221,523	21.1
Operating expenses:
Selling and distribution	31,394	6.0	33,858	6.4	63,796	6.0	68,152	6.5
General and administrative	29,106	5.5	22,704	4.3	56,579	5.3	49,308	4.7
Other operating (income) expense, net	(136)	—	(49)	—	1,282	0.1	411	—
Amortization expense	8,227	1.5	8,624	1.6	16,726	1.6	16,887	1.6

Total operating expenses	68,591	13.0	65,137	12.3	138,383	13.0	134,758	12.8

Operating income	40,977	7.8	41,454	7.9	85,357	8.0	86,765	8.3
Other expenses (income):
Interest expense	12,230	2.3	12,452	2.4	25,008	2.4	25,664	2.5
Interest income	(322)	(0.1)	(14)	—	(1,000)	(0.1)	(14)	—
Loss (gain) on foreign currency exchange	841	0.2	(450)	(0.1)	480	—	406	—
Other expense (income), net	345	0.1	1,970	0.4	(368)	—	1,509	0.2

Total other expense	13,094	2.5	13,958	2.7	24,120	2.3	27,565	2.7

Income before income taxes	27,883	5.3	27,496	5.2	61,237	5.7	59,200	5.6
Income taxes	9,318	1.8	7,985	1.5	19,698	1.8	17,615	1.6

Net income	$18,565	3.5%	$19,511	3.7%	$41,539	3.9%	$41,585	4.0%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Sales — Second quarter net sales decreased 0.2%, to $526.3 million in 2013, compared to $527.4 million in the second quarter of 2012. The decrease is primarily driven by reductions in volume/mix related to the loss of certain soup business for a particular customer and volume/mix reductions in the aseptic products and pickles categories, partially offset by powdered drinks. This decrease in sales was partially offset by acquisitions and pricing activities. Net sales by segment are shown in the following table:

	Three Months Ended June 30,
	2013	2012	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in thousands)
North American Retail Grocery	$375,744	$371,500	$4,244	1.1%
Food Away From Home	85,675	87,885	(2,210)	(2.5)
Industrial and Export	64,927	68,036	(3,109)	(4.6)

Total	$526,346	$527,421	$(1,075)	(0.2)%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw material and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 79.2% in the second quarter of 2013, compared to 79.8% in 2012. Contributing to the decrease in cost of sales as a percent of net sales was continued realization of favorable sales mix and operating efficiencies, partially offset by increased costs associated with sweeteners and thickeners, and $7.8 million of costs associated with restructurings and facility consolidations.

Operating Expenses — Total operating expenses were $68.6 million in the second quarter of 2013, compared to $65.1 million in 2012.

Operating expenses in 2013 resulted from the following:

Selling and distribution expenses decreased $2.5 million, or 7.3%, in the second quarter of 2013 compared to 2012. This decrease was primarily due to decreased distribution and delivery costs resulting from efficiencies such as increased utilization of existing shipping capacity, strategic product positioning to reduce distribution expense, and greater use of rail shipments. Also contributing to the decrease were lower freight rates and volumes.

General and administrative expenses increased by $6.4 million in the second quarter of 2013 compared to 2012. This is primarily related to higher incentive compensation as incentive costs returned to normalized levels. Incentive compensation costs in 2012 were lower due to the Company’s performance.

Other operating income in the second quarter of 2013 was $0.1 million, compared to an insignificant amount in 2012. The increase was primarily due to gains on the sale of equipment, partially offset by costs associated with the soup restructuring and Seaforth closure.

Amortization expense decreased $0.4 million in the second quarter of 2013 compared to 2012, due primarily to the complete amortization of several assets and projects, partially offset by the amortization of additional ERP system costs and intangible assets acquired in acquisitions.

Interest Expense — Interest expense decreased slightly to $12.2 million in the second quarter of 2013, compared to $12.5 million in 2012, due to lower interest rates and debt levels.

Interest Income – Interest income of $0.3 million relates to interest earned on the cash held by our Canadian subsidiary and gains on investments as discussed in Note 5 to our Condensed Consolidated Financial Statements.

Foreign Currency — The Company’s foreign currency impact was a $0.8 million loss for the second quarter of 2013, compared to a gain of $0.5 million in 2012, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other Expense (Income), Net — Other expense was $0.3 million for the second quarter of 2013, compared to expense of $2.0 million in 2012, primarily consisting of mark to market losses on derivative contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 33.4% in the second quarter of 2013, compared to 29.0% in 2012. The increase in the effective tax rate for the three months ended June 30, 2013 as compared to 2012 is attributable to an increase in state tax expense and to the tax impact of a shift in revenues between tax jurisdictions.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 — Results by Segment

North American Retail Grocery —

	Three Months Ended June 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$375,744	100.0%	$371,500	100.0%
Cost of sales	291,193	77.5	291,373	78.4

Gross profit	84,551	22.5	80,127	21.6
Freight out and commissions	15,342	4.1	16,407	4.4
Direct selling and marketing	8,069	2.1	8,821	2.4

Direct operating income	$61,140	16.3%	$54,899	14.8%

Net sales in the North American Retail Grocery segment increased by $ 4.2 million, or 1.1%, in the second quarter of 2013 compared to 2012. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$371,500
Volume/mix	2,531	0.7%
Pricing	968	0.3
Acquisitions	1,498	0.4
Foreign currency	(753)	(0.3)

2013 Net sales	$375,744	1.1%

The increase in net sales from 2012 to 2013 resulted primarily from increases in volume/mix and acquisitions. During the second quarter, the Company experienced volume/mix increases in the powdered drinks, Mexican sauces, and dressings categories, partially offset by volume/mix decreases in the soup and pickles categories. The lost volume/mix in the soup category is the most significant and accounts for approximately a 2.9% loss in the North American Retail Grocery volume/mix, and relates to the partial loss of business for a particular customer. The remainder of the categories account for a 3.6% gain in volume/mix.

Cost of sales as a percentage of net sales in the second quarter of 2013 decreased when compared to the second quarter of 2012, as a favorable sales mix and cost savings from operating efficiencies were partially offset by an increase in input costs such as sweeteners and thickeners. Cost of sales in the second quarter of 2013 was relatively flat on a dollar basis as compared to the second quarter of 2012.

Freight out and commissions paid to independent sales brokers were $15.3 million in the second quarter of 2013, compared to $16.4 million in 2012, a decrease of 6.5%, primarily due to increased efficiencies such as increased utilization of existing shipping capacity, strategic product positioning to reduce distribution expense, and greater use of rail shipments. Also contributing to the decrease were lower freight rates.

Direct selling and marketing expenses were $8.1 million in the second quarter of 2013, and $8.8 million in 2012.

Food Away From Home —

	Three Months Ended June 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$85,675	100.0%	$87,885	100.0%
Cost of sales	68,754	80.2	71,996	81.9

Gross profit	16,921	19.8	15,889	18.1
Freight out and commissions	3,024	3.5	3,125	3.6
Direct selling and marketing	1,939	2.3	2,285	2.6

Direct operating income	$11,958	14.0%	$10,479	11.9%

Net sales in the Food Away From Home segment decreased by $2.2 million, or 2.5%, in the second quarter of 2013 compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$87,885
Volume/mix	(7,294)	(8.3)%
Pricing	1,559	1.8
Acquisitions	3,657	4.2
Foreign currency	(132)	(0.2)

2013 Net sales	$85,675	(2.5)%

Net sales decreased during the second quarter of 2013, compared to 2012, primarily due to lower volume/mix in the aseptic and pickles categories, partially offset by acquisitions and increases in pricing.

Cost of sales as a percentage of net sales decreased to 80.2% in the second quarter of 2013, as compared to 81.9% in the second quarter of 2012, reflecting the rationalization of low margin aseptic business and cost savings from operating efficiencies that continued to be realized. The decrease in cost of sales in the second quarter of 2013 of $3.2 million is primarily related to decreased volumes.

Freight out and commissions paid to independent sales brokers were slightly lower in the second quarter of 2013, compared to 2012. Lower volume and reduced freight rates resulted in reduced costs. Freight costs did not decrease as much for Food Away From Home as they did for North American Retail Grocery, because most customers in the Food Away From Home segment pick up their products.

Direct selling and marketing was $1.9 million in the second quarter of 2013, and $2.3 million in 2012.

Industrial and Export —

	Three Months Ended June 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$64,927	100.0%	$68,036	100.0%
Cost of sales	49,721	76.6	57,461	84.5

Gross profit	15,206	23.4	10,575	15.5
Freight out and commissions	1,270	2.0	1,855	2.7
Direct selling and marketing	427	0.6	418	0.6

Direct operating income	$13,509	20.8%	$8,302	12.2%

Net sales in the Industrial and Export segment decreased $3.1 million, or 4.6%, in the second quarter of 2013, compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$68,036
Volume/mix	(4,634)	(6.8)%
Pricing	135	0.2
Acquisitions	1,403	2.0
Foreign currency	(13)	—

2013 Net sales	$64,927	(4.6)%

The decrease in net sales is primarily due to decreases in volume/mix, partially offset by acquisitions. Lower sales in the non-dairy powdered creamer and soup and infant feeding categories, were partially offset by higher sales in the powdered drink category.

Cost of sales as a percentage of net sales decreased from 84.5% in the second quarter of 2012, to 76.6% in 2013, due to a shift in sales mix to higher margin products and lower operating costs resulting from plant efficiencies.

Freight out and commissions paid to independent sales brokers were $1.3 million in the second quarter of 2013, and $1.9 million 2012. This decrease was primarily due to lower volume.

Direct selling and marketing was $0.4 million in the second quarter of 2013, and $0.4 million in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Sales — Net sales increased 1.4% to $1,066.5 million in the first six months of 2013, compared to $1,051.2 million in the first six months of 2012. The increase is primarily driven by increases in pricing and the acquisitions. Net sales by segment are shown in the following table:

	Six Months Ended June 30,
			$ Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$761,825	$750,541	$11,284	1.5%
Food Away From Home	167,488	163,234	4,254	2.6%
Industrial and Export	137,143	137,457	(314)	(0.2)%

Total	$1,066,456	$1,051,232	$15,224	1.4%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 79.0% in the first six months of 2013, compared to 78.9% in 2012. Contributing to the increase in cost of sales, as a percent of net sales, was $13.7 million of costs associated with restructurings and facility consolidations, and lower than average margins associated with the Naturally Fresh acquisition, partially offset by operating efficiencies and lower input costs.

Operating Expenses — Total operating expenses were $138.4 million during the first six months of 2013, compared to $134.8 million in 2012. The increase in 2013 resulted from the following:

Selling and distribution expenses decreased $4.4 million, or 6.4%, in the first six months of 2013 compared to 2012, primarily due to decreased distribution and delivery costs resulting from efficiencies such as increased utilization of existing shipping capacity, strategic product positioning to reduce distribution expense, and greater use of rail shipments. Also contributing to the decrease were lower freight rates and volume, partially offset by the acquisition of Naturally Fresh.

General and administrative expenses increased $7.3 million in the first six months of 2013, compared to 2012. The increase is primarily related to increases in incentive based compensation expense as incentive costs returned to normalized levels and the acquisition of Naturally Fresh.

Amortization expense decreased $0.2 million in the first six months of 2013, compared to the first six months of 2012, due primarily to the complete amortization of several assets and projects, partially offset by additional amortization from intangibles acquired in acquisitions.

Other operating expense was $1.3 million in the first six months of 2013, compared to $0.4 million in the first six months of 2012. Expenses in the first six months of 2013 primarily consist of costs related to restructurings and facility closures. Expenses in 2012 were primarily due to executor costs related to previously closed facilities.

Interest Expense — Interest expense decreased to $25.0 million in the first six months of 2013, compared to $25.7 million in 2012, due to a decrease in interest rates and lower debt levels.

Interest Income – Interest income of $1.0 million relates to interest earned on the cash held by our Canadian subsidiary and gains on investments as discussed in Note 5 to our Condensed Consolidated Financial Statements.

Foreign Currency — The Company’s foreign currency loss was $0.5 million for the six months ended June 30, 2013 compared to a loss of $0.4 million in 2012, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other Expense (Income), Net — Other income was $0.4 million in the first six months of 2013 compared to expense of $1.5 million in 2012, primarily due to mark to market gain on commodity contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 32.2% in the first six months of 2013, compared to 29.8% in 2012. The increase in the effective tax rate for the six months ended June 30, 2013 as compared to 2012 is attributable to an increase in state tax expense and to the tax impact of a shift in revenues between tax jurisdictions.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 — Results by Segment

North American Retail Grocery —

	Six Months Ended June 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$761,825	100.0%	$750,541	100.0%
Cost of sales	587,918	77.2	582,733	77.6

Gross profit	173,907	22.8	167,808	22.4
Freight out and commissions	30,786	4.0	34,639	4.6
Direct selling and marketing	16,672	2.2	16,665	2.3

Direct operating income	$126,449	16.6%	$116,504	15.5%

Net sales in the North American Retail Grocery segment increased by $11.3 million, or 1.5% in the first six months of 2013, compared to the first six months of 2012. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$750,541
Volume/mix	(229)	—%
Pricing	1,778	0.2
Acquisition	10,803	1.4
Foreign currency	(1,068)	(0.1)

2013 Net sales	$761,825	1.5%

The increase in net sales from 2012 to 2013 is primarily due to the acquisition of Naturally Fresh and increased pricing. Volume/mix decreased slightly in 2013 compared to 2012 as decreases in the soup, dry dinners, jams, and dressings categories were partially offset by increases in the powdered drinks, hot cereals, and Mexican sauces categories. The lost volume/mix in the soup category is the most significant and accounts for approximately a 3.2% loss of volume/mix and relates to the partial loss of business for a customer.

Cost of sales as a percentage of net sales decreased from 77.6% in the first six months of 2012, to 77.2% in 2013, due to sales mix, cost savings from operating efficiencies, and lower ingredient and energy costs, partially offset by higher packaging costs.

Freight out and commissions paid to independent sales brokers were $30.8 million in the first six months of 2013, compared to $34.6 million in 2012, a decrease of 11.1%, due to efficiencies such as increased utilization of existing shipping capacity, strategic product positioning to reduce distribution expense, and greater use of rail shipments. Also contributing to the decrease were lower freight rates and volume, partially offset by the acquisition of Naturally Fresh.

Direct selling and marketing expenses were $16.7 million in the first six months of 2013, compared to $16.7 million in 2012.

Food Away From Home —

	Six Months Ended June 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$167,488	100.0%	$163,234	100.0%
Cost of sales	134,844	80.5	132,790	81.3

Gross profit	32,644	19.5	30,444	18.7
Freight out and commissions	5,797	3.5	5,967	3.7
Direct selling and marketing	3,989	2.4	4,201	2.6

Direct operating income	$22,858	13.6%	$20,276	12.4%

Net sales in the Food Away From Home segment increased by $4.3 million, or 2.6%, in the first six months of 2013 compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$163,234
Volume/mix	(15,966)	(9.8)%
Pricing	3,465	2.1
Acquisition	16,944	10.4
Foreign currency	(189)	(0.1)

2013 Net sales	$167,488	2.6%

Net sales increased during the first six months of 2013, compared to 2012, as a result of the acquisition of Naturally Fresh and price increases, partially offset by volume/mix decreases in our aseptic, pickles, and Mexican sauces categories.

Cost of sales as a percentage of net sales decreased from 81.3% in the first six months of 2012, to 80.5% in 2013, due to the rationalization of low margin aseptic business, lower ingredient and energy costs, and cost savings from operating efficiencies, partially offset by higher packaging costs.

Freight out and commissions paid to independent sales brokers were $5.8 million in the first six months of 2013, compared to $6.0 million in 2012, due to decreased freight costs primarily driven by lower freight rates and lower volume. Freight and commissions were 3.5% of net sales, a slight decrease from 2012.

Direct selling and marketing was $4.0 million in the first six months of 2013, compared to $4.2 million in 2012.

Industrial and Export —

	Six Months Ended June 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$137,143	100.0%	$137,457	100.0%
Cost of sales	107,416	78.3	114,186	83.1

Gross profit	29,727	21.7	23,271	16.9
Freight out and commissions	2,915	2.1	3,162	2.3
Direct selling and marketing	898	0.7	809	0.6

Direct operating income	$25,914	18.9%	$19,300	14.0%

Net sales in the Industrial and Export segment decreased $0.3 million, or 0.2%, in the first six months of 2013 compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$137,457
Volume/mix	(3,716)	(2.7)%
Pricing	333	0.2
Acquisition	3,086	2.3
Foreign currency	(17)	—

2013 Net sales	$137,143	(0.2)%

The decrease in net sales is primarily due to volume/mix decreases, partially offset by acquisitions. Volume/mix decreases were primarily in the soup and infant feeding categories, partially offset by increases in the powdered drinks category.

Cost of sales, as a percentage of net sales, decreased from 83.1% in the first six months of 2012, to 78.3% in 2013, primarily due to sales mix, cost savings from operating efficiencies and lower ingredient and energy costs, partially offset by higher packaging costs.

Freight out and commissions paid to independent sales brokers were $2.9 million in the first six months of 2013, compared to $3.2 million in 2012. This decrease is due to the decrease in volume, partially offset by acquisitions.

Direct selling and marketing was $0.9 million in the first six months of 2013, compared to $0.8 million in 2012.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $430.2 million was available under the revolving credit facility as of June 30, 2013. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet our foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$41,539	$41,585
Depreciation and amortization	55,138	42,951
Mark to market gain on investments	(389)	—
Stock-based compensation	7,108	5,748
Gain on disposition of assets	(231)	—
Deferred income taxes	2,138	3,387
Changes in operating assets and liabilities, net of acquisitions	(34,222)	(865)
Other	(1,039)	1,812

Net cash provided by operating activities	$70,042	$94,618

Our cash provided by operations was $70.0 million in the first six months of 2013, compared to $94.6 million in 2012, a decrease of $24.6 million. The Company continues to generate consistent net income. The decrease in cash provided by operations was mainly attributable to changes in operating assets and liabilities, specifically a higher inventory balance as of June 30, 2013 as compared to the same period in the prior year. The increased inventory levels resulted from lower than expected sales volumes, as volatility in customer purchases continued. This decrease was partially offset by an increase in depreciation and amortization relating to non-cash charges associated with the restructurings and acquisitions.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from investing activities:
Purchase of investments	$(7,585)	$—
Additions to property, plant and equipment	(35,641)	(30,019)
Additions to other intangible assets	(3,255)	(4,302)
Acquisition of business, net of cash acquired	—	(25,000)
Other	1,072	46

Net cash used in investing activities	$(45,409)	$(59,275)

In the first six months of 2013, cash used in investing activities decreased by $13.9 million, compared to 2012. The decrease in cash used in investing activities was mainly attributable to the acquisition of Naturally Fresh in 2012, partially offset by the purchase of investments with a portion of our cash in Canada and increased investments in property, plant and equipment in 2013.

We expect capital spending programs to be approximately $90 million in 2013. Capital spending in 2013 is focused on food safety, quality, productivity improvements, product line expansions at our North East, Pennsylvania facility, continued implementation of an Enterprise Resource Planning system, and routine equipment upgrades or replacements at our plants.

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Borrowings under revolving credit facility	$111,800	$198,900
Payments under revolving credit facility	(195,800)	(160,400)
Net payments related to stock-based award activities	(1,192)	(3,878)
Other	(52)	1,407

Net cash (used in) provided by financing activities	$(85,244)	$36,029

Net cash flow used in financing activities was $85.2 million in the first six months of 2013, compared to net cash provided by financing activities of $36.0 million in 2012. The Company’s first six months is typically a strong cash flow generating period that allows the Company to pay down our revolving credit facility. When comparing the year over year borrowings under the revolving credit facility, 2013 is comparable to 2012 after considering the 2012 borrowings of $67.7 million for the repayment of cross border intercompany loans as well another $25 million for the acquisition of Naturally Fresh. When comparing the payments under our revolving credit facility, the year over year payments are comparable after considering the temporary transfer of $85 million of cash from Canada to the U.S., of which $40 million was used to pay down the revolving credit facility. In July 2013, the Company transferred the $85.0 million, plus interest, back to Canada, by drawing funds from its revolving credit facility. After considering the events described above, the Company would have had net cash used in financing activities of $45.2 million in 2013 and $56.7 million in 2012, reflecting net pay downs in our revolving credit facility resulting from our consistent net income and operating cash flows.

The cash held by E.D. Smith as cash and cash equivalents and short term investments is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

Cash provided by operating activities is used to pay down debt and fund investments in property, plant and equipment.

The Company’s short-term financing needs are primarily to finance working capital during the year. As the Company continues to add new product categories to our portfolio, spikes in financing needs are lessened. Vegetable and fruit production are driven by harvest cycles, which occur primarily during the spring and summer as inventories of pickles and jams generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, the Company builds inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin in the second and third quarters, respectively. Non-dairy creamer inventory builds in the fall for the expected winter sales. Our long-term financing needs will depend largely on potential acquisition activity. We expect our revolving credit facility, plus cash flow from operations, to be adequate to provide liquidity for current operations.

Debt Obligations

At June 30, 2013, we had $309.0 million in borrowings outstanding under our revolving credit facility, $400 million of 7.75% High Yield Notes outstanding, $100 million of senior notes outstanding, and $5.9 million of tax increment financing and other obligations. In addition, at June 30, 2013, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $750 million, of which $430.2 million was available at June 30, 2013. Interest rates on debt outstanding under our revolving credit facility for the six months ended June 30, 2013 averaged 1.60%.

Our $100 million outstanding senior notes are due on September 30, 2013. The Company will continue to classify these notes as long-term, as the Company has the ability and intent to refinance them on a long-term basis, using the revolving credit facility or other long-term financing arrangements.

We are in compliance with applicable debt covenants as of June 30, 2013. From an interest coverage ratio perspective, the Company’s actual ratio as of June 30, 2013 is nearly 50% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 22.9% below the maximum level (where the maximum level is not increased in the event of an acquisition).

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to our critical accounting policies in the six months ended June 30, 2013.

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

In July 2006, we entered into a forward interest rate swap transaction for a notional amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. The loss is reclassified ratably to our Condensed Consolidated Statements of Income as an increase to interest expense over the term of the senior notes (that expire in September 2013), providing an effective interest rate of 6.29%.

We do not hold any derivative financial instruments which could expose us to significant interest rate market risk, as of June 30, 2013. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance of $309.0 million under our revolving credit facility at June 30, 2013, each 1% rise in our interest rate would increase our interest expense by approximately $3.1 million annually.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the second quarter of 2013 to the second quarter of 2012, price increases in packaging and commodity costs such as corn sweeteners and thickeners, were offset by price decreases in transportation and energy costs such as natural gas and diesel. We expect the volatile nature of these costs to continue with an overall upward trend.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the six months ended June 30, 2013 the Company recognized a net loss of $20.0 million, of which a loss of $19.5 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.5 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss (gain) on foreign currency exchange line. For the six months ended June 30, 2012 the Company recognized a net loss of $2.2 million, of which a loss of $1.8 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.4 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange line.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. The Company had no foreign currency contracts outstanding as of June 30, 2013, or June 30, 2012.

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

As of June 30, 2013, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2013 and 2012, and of cash flows for the six-month periods ended June 30, 2013 and 2012. This interim financial information is the responsibility of the Company’s management.

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

August 8, 2013

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

August 8, 2013