Form 10-Q
period 2013-09-30
TreeHouse Foods, Inc.
filed 2013-11-07
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013.

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

Yes    ☐    No     ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2013: 36,414,439

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,052	$94,407
Investments	8,273	—
Receivables, net	133,945	124,648
Inventories, net	423,340	347,353
Deferred income taxes	8,429	7,998
Prepaid expenses and other current assets	17,164	14,005

Total current assets	699,203	588,411
Property, plant and equipment, net	424,572	425,307
Goodwill	1,071,108	1,073,191
Intangible assets, net	412,407	417,561
Other assets, net	19,179	21,403

Total assets	$2,626,469	$2,525,873

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$214,177	$185,086
Current portion of long-term debt	1,527	1,944

Total current liabilities	215,704	187,030
Long-term debt	908,514	898,100
Deferred income taxes	216,226	212,461
Other long-term liabilities	40,174	49,027

Total liabilities	1,380,618	1,346,618
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 36,394 and 36,197 shares issued and outstanding, respectively	364	362
Additional paid-in capital	740,147	726,582
Retained earnings	533,154	468,951
Accumulated other comprehensive loss	(27,814)	(16,640)

Total stockholders’ equity	1,245,851	1,179,255

Total liabilities and stockholders’ equity	$2,626,469	$2,525,873

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(Unaudited)		(Unaudited)
Net sales	$567,150	$538,112	$1,633,606	$1,589,344
Cost of sales	451,887	424,903	1,294,603	1,254,612

Gross profit	115,263	113,209	339,003	334,732
Operating expenses:
Selling and distribution	33,437	32,546	97,233	100,698
General and administrative	31,222	27,929	87,801	77,237
Other operating expense, net	861	3,541	2,143	3,952
Amortization expense	8,583	7,848	25,309	24,735

Total operating expenses	74,103	71,864	212,486	206,622

Operating income	41,160	41,345	126,517	128,110
Other expense (income):
Interest expense	12,598	13,099	37,606	38,763
Interest income	(509)	(339)	(1,509)	(353)
Loss on foreign currency exchange	127	237	607	643
Other (income) expense, net	(428)	(614)	(796)	895

Total other expense	11,788	12,383	35,908	39,948

Income before income taxes	29,372	28,962	90,609	88,162
Income taxes	6,707	7,408	26,405	25,023

Net income	$22,665	$21,554	$64,204	$63,139

Net earnings per common share:
Basic	$.62	$.60	$1.76	$1.75
Diluted	$.61	$.58	$1.72	$1.70
Weighted average common shares:
Basic	36,482	36,149	36,378	36,116
Diluted	37,438	37,074	37,353	37,116

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(Unaudited)		(Unaudited)
Net income	$22,665	$21,554	$64,204	$63,139

Other comprehensive income (loss):
Foreign currency translation adjustments	7,077	14,085	(12,390)	12,301
Pension and post-retirement reclassification adjustment (1)	349	280	1,108	841
Derivative reclassification adjustment (2)	27	40	108	121

Other comprehensive income (loss)	7,453	14,405	(11,174)	13,263

Comprehensive income	$30,118	$35,959	$53,030	$76,402

(1)	Net of tax of $217 thousand and $178 thousand for the three months ended September 30, 2013 and 2012, respectively, and $652 thousand and $530 thousand for the nine months ended September 30, 2013 and 2012, respectively.
(2)	Net of tax of $17 thousand and $25 thousand for the three months ended September 30, 2013 and 2012, respectively, and $68 thousand and $76 thousand for the nine months ended September 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2013	2012

	(Unaudited)
Cash flows from operating activities:
Net income	$64,204	$63,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,889	42,088
Amortization	25,309	24,735
Mark to market (gain) loss on derivative contracts	(942)	972
Mark to market gain on investments	(642)	—
Excess tax benefits from stock-based compensation	(3,679)	(2,540)
Stock-based compensation	11,701	9,112
Loss on disposition of assets	220	2,572
Deferred income taxes	1,152	8,248
Other	719	1,139
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,843)	(5,928)
Inventories	(67,310)	(51,593)
Prepaid expenses and other assets	(662)	1,313
Accounts payable, accrued expenses and other liabilities	22,770	11,313

Net cash provided by operating activities	101,886	104,570
Cash flows from investing activities:
Purchase of investments	(7,893)	—
Additions to property, plant and equipment	(52,371)	(44,539)
Additions to other intangible assets	(3,800)	(6,812)
Acquisition of business, net of cash acquired	(34,610)	(25,000)
Proceeds from sale of fixed assets	1,883	42

Net cash used in investing activities	(96,791)	(76,309)
Cash flows from financing activities:
Borrowings under revolving credit facility	397,300	276,600
Payments under revolving credit facility	(285,700)	(224,400)
Payment on senior notes	(100,000)	—
Payments on capitalized lease obligations	(1,597)	(1,491)
Net payments related to stock-based award activities	(2,051)	(3,812)
Excess tax benefits from stock-based compensation	3,679	2,540

Net cash provided by financing activities	11,631	49,437
Effect of exchange rate changes on cash and cash equivalents	(3,081)	2,820

Net increase in cash and cash equivalents	13,645	80,518
Cash and cash equivalents, beginning of period	94,407	3,279

Cash and cash equivalents, end of period	$108,052	$83,797

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2013

(Unaudited)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Results of operations for interim periods are not necessarily indicative of annual results. In the Condensed Consolidated Statements of Cash Flows, the Company reclassified the “loss (gain) on foreign currency exchange” line as presented in the Company’s Annual Report on Form 10-K, into the “other” line in cash flows from operating activities, as the amounts are not material and this change will result in a presentation format that is consistent with others in our industry. This reclassification had no effect on operating cash flows, or total cash flows for the periods presented. In the Condensed Consolidated Balance Sheets, the Company reclassified the “Assets held for sale” line as presented in the Company’s Annual Report on Form 10-K, into the “Prepaid expenses and other current assets” line, as the amounts are not material. As a result of investing our excess cash in interest bearing accounts in 2013, we are earning interest income, and as a result, we have presented interest income as a separate line item in our Condensed Consolidated Statements of Income in 2013. To be consistent with the current year presentation, we have reclassified interest income, which had previously been presented net of interest expense. These reclassifications had no effect on reported net income, total assets, or cash flows.

On July 1, 2013, the Company completed its acquisition of all of the outstanding shares of Cains Foods, L.P. (“Cains”), a privately owned Ayer, Massachusetts based manufacturer of shelf stable mayonnaise, dressings and sauces; the results of operations are included in our financial statements from the date of acquisition and are included in each of our segments.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Restructuring

Soup restructuring - On August 7, 2012, following a strategic review of the soup category, the Company announced a restructuring plan that included the closure of its Mendota, Illinois soup plant. Subsequently, the Company amended the plan to include reductions to the cost structure of its Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business at the Pittsburgh facility. The restructuring is expected to reduce manufacturing costs by streamlining operations and transferring production from the Mendota plant to the Company’s Pittsburgh, Pennsylvania soup plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment. Production ended as of December 31, 2012, with full plant closure in the second quarter of 2013. Total costs are expected to be approximately $26.5 million as detailed below, of which $4.6 million is expected to be in cash. The total expected costs decreased from $26.7 million as of June 30, 2013, as estimates were refined. Expenses associated with the restructuring are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income, with the exception of accelerated depreciation, which is recorded in Cost of sales.

Seaforth, Ontario, Canada - On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada and the transfer of production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility is primarily related to the North American Retail Grocery segment and is expected to end in the fourth quarter of 2013, with full plant closure expected in the first quarter of 2014. Total costs to close the Seaforth facility are expected to be approximately $13.1 million as detailed below, of which $6.3 million is expected to be in cash. The total expected costs increased from $12.3 million, as of June 30, 2013, as estimates were refined. Expenses incurred associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income. Certain costs, primarily accelerated depreciation, are recorded in Cost of sales.

During the third quarter of 2012, and concurrent with the restructurings noted above, the Company reviewed fixed assets for impairment at the product category level and no impairment was indicated. During the review, the useful lives of the related assets were reassessed and shortened to be consistent with the dates that production at the facilities were expected to end. The change in estimated useful lives related to the restructurings resulted in accelerated depreciation of $3.6 million and $16.3 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, the Company recognized $2.6 million of accelerated depreciation.

Below is a summary of the restructuring costs:

	Soup Restructuring
	Three Months	Nine Months	Cumulative	Total
	Ended	Ended	Costs	Expected
	September 30, 2013	September 30, 2013	To Date	Costs

	(In thousands)
Accelerated depreciation	$3,605	$13,586	$20,289	$21,845
Severance and outplacement	—	(12)	745	816
Other closure costs	648	866	1,446	3,789

Total	$4,253	$14,440	$22,480	$26,450

	Seaforth Closure
	Three Months	Nine Months	Cumulative	Total
	Ended	Ended	Costs	Expected
	September 30, 2013	September 30, 2013	To Date	Costs

	(In thousands)
Accelerated depreciation	$(29)	$2,687	$6,695	$6,695
Severance and outplacement	12	508	2,757	2,853
Other closure costs	1,261	2,608	3,086	3,569

Total	$1,244	$5,803	$12,538	$13,117

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Naturally Fresh restructuring - As disclosed in Note 4, the Company acquired substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”) in the second quarter of 2012. Subsequent to the acquisition, during the third quarter of 2012, the Company closed the trucking operations of Naturally Fresh that were acquired in the purchase.

Liabilities recorded as of September 30, 2013 associated with the restructurings relate to severance and are included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the severance liability as of September 30, 2013.

Severance Liability
(In thousands)
Balance as of January 1, 2013	$2,686
Expense	485
Payments	(2,471)
Foreign exchange	(77)
Adjustments	(50)

Balance as of September 30, 2013	$573

4. Acquisitions

On August 8, 2013, the Company announced it had entered into a definitive agreement to acquire all of the outstanding equity interests of Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation and 6726607 Canada Ltd. (collectively, “Associated Brands”) from TorQuest Partners LLC and other shareholders. Associated Brands is a privately owned Canadian company and a leading private label manufacturer of powdered drinks, specialty teas and sweeteners. The Company agreed to pay CAD $187 million in cash for the business, subject to an adjustment for working capital. The acquisition of Associated Brands is expected to strengthen the Company’s retail presence in private label dry grocery and will introduce a line of specialty tea products to complement its fast growing single serve coffee business. The transaction closed on October 8, 2013 and was financed through cash on hand and borrowings under the Company’s existing $750 million credit facility. The acquisition will be accounted for under the acquisition method of accounting. The required disclosures have not been provided as the initial accounting for the business combination was not complete prior to the issuance of these financial statements.

On July 1, 2013, the Company completed its acquisition of all of the outstanding shares of Cains Foods, L.P. (“Cains”), a privately owned Ayer, Massachusetts based manufacturer of shelf stable mayonnaise, dressings and sauces. The Cains product portfolio offers retail and foodservice customers a wide array of packaging sizes, sold as private label and branded products. The purchase price was approximately $35 million, net of acquired cash, subject to an adjustment for working capital and taxes. The acquisition was financed through borrowings under the Company’s existing $750 million credit facility. The acquisition expanded the Company’s footprint in the Northeast United States, enhanced its foodservice presence, and enriched its packaging capabilities.

The Cains acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition and are in each of our segments. Included in the Company’s Condensed Consolidated Statements of Income are Cains’ net sales of approximately $22 million and operating loss of approximately $0.1 million from the date of acquisition through September 30, 2013. At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values, and is subject to adjustments, primarily for taxes. We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)
Cash	$2,634
Receivables	4,191
Inventory	8,773
Property plant and equipment	7,072
Customer relationships	13,500
Trade names	3,400
Non-compete agreement	200
Formulas	400
Other assets	462
Goodwill	1,821

Fair value of assets acquired	42,453
Assumed liabilities	(5,209)

Total purchase price	$37,244

The Company allocated $13.5 million to customer relationships that have an estimated life of fifteen years, $3.4 million to trade names that have an estimated life of fifteen years, $0.2 million to a non-compete agreement with an estimated life of five years, and $0.4 million to formulas with an estimated life of five years. The Company has allocated $1.3 million of goodwill to the North American Retail Grocery segment, $0.3 million of goodwill to the Food Away From Home segment, and $0.2 million of goodwill to the Industrial and Export segment. Goodwill arises principally as a result of expansion opportunities. The Company incurred approximately $0.5 million in acquisition related costs. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Income. Pro forma disclosures related to the transaction are not included since they are not considered material.

On November 30, 2012, the Company completed the acquisition of selected assets of the aseptic cheese and pudding business from Associated Milk Producers Inc. (“AMPI”), a dairy marketing cooperative based in New Ulm, Minnesota. The business was integrated into the Company’s existing aseptic operations within its Food Away From Home segment, and increased the Company’s presence in the aseptic category. The purchase price was $4 million. The acquisition was financed through borrowings under the Company’s existing $750 million credit facility. Components of the acquisition include fixed assets and intangible assets such as customer lists, formulas and goodwill. The acquisition was accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition. There were no acquisition costs. Due to the size and timing of this acquisition, it did not have a material impact on the Company’s financial statements. As such, the Company has not presented pro forma disclosures. There have been no changes to the purchase price allocation in 2013.

On April 13, 2012, the Company completed its acquisition of substantially all the assets of Naturally Fresh, a privately owned Atlanta, Georgia based manufacturer of refrigerated dressings, sauces, marinades, dips and specialty items sold within each of our segments. The purchase price was approximately $26 million, net of cash. The acquisition was financed through borrowings under the Company’s existing $750 million credit facility. The acquisition expanded the Company’s refrigerated manufacturing and packaging capabilities, broadened its distribution footprint and further developed its presence within the growing category of fresh foods. Naturally Fresh’s Atlanta facility, coupled with the Company’s existing West Coast and Chicago based refrigerated food plants, is expected to allow the Company to more efficiently service customers from coast to coast. The acquisition was accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition and are in each of our segments. Pro forma disclosures related to the transaction are not included since they are not considered material. There have been no changes to the purchase price allocation in 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Investments

September 30, 2013
(In thousands)
U.S. equity	$4,774
Non-U.S. equity	1,564
Fixed income	1,935

Total investments	$8,273

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

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2013 and December 31, 2012, $101.9 million and $94.1 million, respectively, represents cash and equivalents held in Canada in local currency, and is convertible into other currencies. The cash and equivalents held in Canada are expected to be used for general corporate purposes in Canada, including capital projects and acquisitions. On October 8, 2013, the Company completed its acquisition of Associated Brands and used cash on hand in Canada and borrowings under its $750 million credit facility to fund the acquisition.

For the three and nine months ended September 30, 2013, we recognized net unrealized gains on investments totaling $0.3 million and $0.6 million, respectively, that were included in the Interest income line of the Condensed Consolidated Statements of Income. Additionally, for the three and nine months ended September 30, 2013, we recognized realized gains on investments totaling $0.1 million that were included in the Interest income line of the Condensed Consolidated Statements of Income. When securities are sold, their cost is determined based on the first-in, first-out method.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Inventories

	September 30,	December 31,
	2013	2012
	(In thousands)
Raw materials and supplies	$153,790	$128,186
Finished goods	290,945	238,575
LIFO reserve	(21,395)	(19,408)

Total	$423,340	$347,353

Approximately $80.8 million and $77.7 million of our inventory was accounted for under the Last-in, First-out (“LIFO”) method of accounting at September 30, 2013 and December 31, 2012, respectively.

7. Property, Plant and Equipment

	September 30,	December 31,
	2013	2012
	(In thousands)
Land	$26,281	$25,517
Buildings and improvements	187,093	177,824
Machinery and equipment	511,730	478,394
Construction in progress	26,522	31,335

Total	751,626	713,070
Less accumulated depreciation	(327,054)	(287,763)

Property, plant and equipment, net	$424,572	$425,307

Depreciation expense was $16.5 million and $16.0 million for the three months ended September 30, 2013 and 2012, respectively, and $54.9 million and $42.1 million for the nine months ended September 30, 2013 and 2012, respectively. Included in depreciation expense for the three and nine months ended September 30, 2013 is $3.6 million and $16.3 million of accelerated depreciation, respectively. For the three and nine months ended September 30, 2012, $2.6 million of accelerated depreciation was included in depreciation expense.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2012	$845,216	$94,393	$133,582	$1,073,191
Acquisition	1,309	355	157	1,821
Currency exchange adjustment	(3,415)	(489)	—	(3,904)

Balance at September 30, 2013	$843,110	$94,259	$133,739	$1,071,108

The Company has not incurred any goodwill impairments since its inception.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$31,886	$—	$31,886	$32,805	$—	$32,805
Intangible assets with finite lives:
Customer-related	460,464	(126,392)	334,072	448,825	(107,761)	341,064
Non-compete agreements	320	(46)	274	120	(18)	102
Trademarks	24,210	(6,734)	17,476	20,810	(5,722)	15,088
Formulas/recipes	7,371	(5,407)	1,964	7,017	(4,631)	2,386
Computer software	47,860	(21,125)	26,735	43,339	(17,223)	26,116

Total	$572,111	$(159,704)	$412,407	$552,916	$(135,355)	$417,561

Amortization expense on intangible assets for the three months ended September 30, 2013 and 2012 was $8.6 million and $7.8 million, respectively, and $25.3 million and $24.7 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense on intangible assets for 2013 and the next four years is as follows:

(In thousands)
2013	$35,530
2014	$35,644
2015	$34,462
2016	$34,069
2017	$32,457

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Accounts Payable and Accrued Expenses

	September 30,	December 31,
	2013	2012
	(In thousands)
Accounts payable	$154,639	$121,404
Payroll and benefits	32,442	26,661
Interest and taxes	6,334	16,205
Health insurance, workers’ compensation and other insurance costs	7,510	6,879
Marketing expenses	6,552	7,180
Other accrued liabilities	6,700	6,757

Total	$214,177	$185,086

10. Income Taxes

Income tax expense was recorded at an effective rate of 22.8% and 29.1% for the three and nine months ended September 30, 2013, respectively, compared to 25.6% and 28.4% for the three and nine months ended September 30, 2012, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. The decrease in the effective tax rate for the three months ended September 30, 2013 as compared to 2012 is attributable to the settlement of unrecognized tax benefits due to expiration of the statute of limitations and the resolution of the Company’s 2010 examination by the United States Internal Revenue Service (“IRS”). The increase in the effective tax rate for the nine months ended September 30, 2013 as compared to 2012 is attributable to an increase in state tax expense and the tax impact of a shift in revenues between jurisdictions.

During the second quarter of 2012, the IRS initiated an examination of TreeHouse Foods’ 2010 tax year which was closed during the third quarter of 2013, resulting in a small refund to the Company. In the second quarter of 2012, the Canadian Revenue Agency (“CRA”) initiated an examination of the E.D. Smith 2008, 2009, and 2010 tax years. During the second quarter of 2013, the IRS initiated an examination of TreeHouse Foods’ 2011 tax year. The TreeHouse Foods and E.D. Smith examinations are expected to be completed in 2013 or 2014. The Company also has examinations in process with various state taxing authorities, which are expected to be completed in 2013 or 2014.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $3.8 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations.

11. Long-Term Debt

	September 30,	December 31,
	2013	2012
	(In thousands)
Revolving credit facility	$504,600	$393,000
High Yield Notes	400,000	400,000
Senior notes	—	100,000
Tax increment financing and other debt	5,441	7,044

Total debt outstanding	910,041	900,044
Less current portion	(1,527)	(1,944)

Total long-term debt	$908,514	$898,100

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility with an aggregate commitment of $750 million, of which $234.6 million was available as of September 30, 2013. The revolving credit facility matures September 23, 2016. In addition, as of September 30, 2013, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn. Our revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of September 30, 2013. The Company’s average interest rate on debt outstanding under its revolving credit facility for the three and nine months ended September 30, 2013 was 1.43% and 1.54%, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

High Yield Notes — The Company’s 7.75% High Yield Notes in aggregate principal amount of $400 million are due March 1, 2018 (the “High Yield Notes”). The High Yield Notes are guaranteed, jointly and severally, by the Company’s 100 percent owned subsidiary Bay Valley Foods, LLC (“Bay Valley”) and Bay Valley’s 100 percent owned subsidiaries EDS Holdings, LLC; Sturm Foods, Inc. (“Sturm Foods”); and S.T. Specialty Foods. In addition, certain other of the Company’s subsidiaries may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee the Company’s payment obligations under any series of debt securities offered. The Indenture governing the High Yield Notes provides, among other things, that the High Yield Notes will be senior unsecured obligations of the Company. The Indenture contains various restrictive covenants with which the Company is in compliance as of September 30, 2013.

Senior Notes — During the third quarter of 2013, the Company repaid $100 million in aggregate principal amount of 6.03% senior notes using the Company’s existing $750 million revolving credit facility. These senior notes were paid in full on their maturity date, September 30, 2013.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Weighted average common shares outstanding	36,482	36,149	36,378	36,116
Assumed exercise/vesting of equity awards (1)	956	925	975	1,000

Weighted average diluted common shares outstanding	37,438	37,074	37,353	37,116

(1)	Incremental shares from stock-based compensation awards (equity awards) are computed by the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.5 million for the three and nine months ended September 30, 2013, and 0.4 million and 0.6 million for the three and nine months ended September 30, 2012, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Stock-Based Compensation

Income before income taxes for the three and nine month periods ended September 30, 2013 includes share-based compensation expense of $4.6 million and $11.7 million, respectively. Share-based compensation expense for the three and nine month periods ended September 30, 2012 was $3.4 million and $9.1 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.7 million and $4.3 million for the three and nine month periods ended September 30, 2013, respectively, and $1.3 million and $3.1 million for the three and nine month periods ended September 30, 2012, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2013. Stock options are granted under our long-term incentive plan, and generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2012	2,468	72	$33.19	4.4	$50,809
Granted	280	—	$65.96
Forfeited	(23)	—	$62.52
Exercised	(72)	(1)	$26.54

Outstanding, September 30, 2013	2,653	71	$36.50	4.2	$82,615

Vested/expected to vest, at September 30, 2013	2,581	71	$35.72	4.1	$82,490

Exercisable, September 30, 2013	2,177	71	$30.81	3.2	$80,957

Compensation costs related to unvested options totaled $7.3 million at September 30, 2013 and will be recognized over the remaining vesting period of the grants, which averages 2.2 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2013 include the following: expected volatility of 30.21%, expected term of six years, risk free rate of 0.995% and no dividends. The average grant date fair value of stock options granted in the nine months ended September 30, 2013 was $20.46. Stock options issued during the nine months ended September 30, 2013 totaled 280 thousand. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was approximately $2.9 million and $1.8 million, respectively. The tax benefit recognized from stock option exercises was $1.1 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.

In addition to stock options, the Company also has outstanding restricted stock units and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock unit awards vest based on the passage of time, and generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors, or a specified date. The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2013.

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)	(In thousands)
Outstanding, at December 31, 2012	353	$53.62	78	$39.88
Granted	126	$66.01	19	$65.97
Vested	(147)	$52.66	(4)	$58.37
Forfeited	(22)	$59.43	—	$—

Outstanding, at September 30, 2013	310	$58.68	93	$44.06

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to restricted stock units is approximately $12.9 million as of September 30, 2013, and will be recognized on a weighted average basis over the next 2.0 years. The grant date fair value of the awards granted in 2013 is equal to the Company’s closing stock price on the grant date. Vested awards during the nine months ended September 30, 2013 and 2012 had a fair value on the vest date of $9.8 million and $11.1 million, respectively.

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On March 2, 2013, based on achievement of operating performance measures, 1,225 performance units were converted into 2,450 shares of stock, a two to one conversion ratio. On June 28, 2013, based on achievement of operating performance measures, 32,371 performance units were converted into 28,308 shares of stock, an average conversion ratio of 0.87 shares for each performance unit. On August 31, 2013, based on achievement of operating performance measures, 870 performance units were converted into 755 shares of stock, an average conversion ratio of 0.87 shares for each performance unit. The following table summarizes the performance unit activity during the nine months ended September 30, 2013:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2012	165	$56.57
Granted	91	$65.65
Vested	(34)	$46.20
Forfeited	(6)	$55.85

Unvested, at September 30, 2013	216	$62.00

Future compensation costs related to the performance units is estimated to be approximately $14.1 million as of September 30, 2013, and is expected to be recognized over the next 2.5 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized		Accumulated
	Foreign	Pension and	Derivative	Other
	Currency	Postretirement	Financial	Comprehensive
	Translation (1)	Benefits (2)	Instrument (3)	Loss
	(In thousands)
Balance at December 31, 2012	$(2,007)	$(14,525)	$(108)	$(16,640)
Other comprehensive loss	(12,390)	—	—	(12,390)
Reclassifications from accumulated other comprehensive loss	—	1,108	108	1,216

Other comprehensive (loss) income	(12,390)	1,108	108	(11,174)

Balance at September 30, 2013	$(14,397)	$(13,417)	$—	$(27,814)

Balance at December 31, 2011	$(10,268)	$(11,825)	$(269)	$(22,362)
Other comprehensive income	12,301	—	—	12,301
Reclassifications from accumulated other comprehensive loss	—	841	121	962

Other comprehensive income	12,301	841	121	13,263

Balance at September 30, 2012	$2,033	$(10,984)	$(148)	$(9,099)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiary, E.D. Smith.
(2)	The unrecognized pension and post-retirement benefits reclassification is presented net of tax of $652 thousand and $530 thousand for the nine months ended September 30, 2013 and 2012, respectively.
(3)	The derivative financial instrument reclassification is presented net of tax of $68 thousand and $76 thousand for the nine months ended September 30, 2013 and 2012, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Condensed Consolidated Statements of Income lines impacted by reclassifications out of Accumulated Other Comprehensive Loss are outlined below:

	Reclassifications from Accumulated Other Comprehensive Loss				Affected line in The Condensed Consolidated Statements of Income
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Derivative financial instrument	$44	$65	$176	$197	Interest expense
Income taxes	17	25	68	76	Income taxes

Net of tax	$27	$40	$108	$121

Amortization of defined benefit pension
Prior service costs	$96	$134	$289	$402	(a)
Unrecognized net loss	470	324	1,410	969	(a)
Other	—	—	61	—

Total before tax	566	458	1,760	1,371
Income taxes	217	178	652	530	Income taxes

Net of tax	$349	$280	$1,108	$841

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 15 for additional details.

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

Components of net periodic pension expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$648	$525	$1,943	$1,790
Interest cost	628	643	1,883	1,827
Expected return on plan assets	(730)	(582)	(2,015)	(1,745)
Amortization of prior service costs	114	151	342	453
Amortization of unrecognized net loss	459	459	1,376	1,077

Net periodic pension cost	$1,119	$1,196	$3,529	$3,402

The Company contributed $4.9 million to the pension plans in the first nine months of 2013. The Company expects to make additional contributions to the plans of $0.4 million in 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$5	$8	$15	$23
Interest cost	37	39	109	116
Amortization of prior service costs	(18)	(18)	(53)	(53)
Amortization of unrecognized net loss	11	14	34	41

Net periodic postretirement cost	$35	$43	$105	$127

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2013.

Net periodic pension costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

16. Other Operating Expense, Net

The Company incurred other operating expense for the three and nine months ended September 30, 2013 and 2012, which consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(In thousands)		(In thousands)
Restructuring	$861	$3,541	$2,143	$4,095
Other income	—	—	—	(143)

Total other operating expense, net	$861	$3,541	$2,143	$3,952

17. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Interest paid	$43,780	$42,323
Income taxes paid	$30,963	$25,274
Accrued purchase of property and equipment	$2,751	$5,211
Accrued other intangible assets	$1,658	$1,553
Accrued purchase price	$—	$956

Non-cash financing activities for the nine months ended September 30, 2013 and 2012 include the settlement of 182,063 shares and 153,436 shares, respectively, of restricted stock, restricted stock units and performance units, where shares were withheld to satisfy the minimum statutory tax withholding requirements.

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

Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2013, the Company did not have any foreign currency contracts outstanding. As of September 30, 2012, the Company had three foreign currency contracts for the purchase of U.S. dollars, all of which expired in the fourth quarter of 2012. The total contracted U.S. dollar amount as of September 30, 2012 was $18 million.

Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes derivative contracts to manage commodity price risk. The majority of commodity forward contracts are not derivatives, and those that are, generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements of Income.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of September 30, 2013, the Company had outstanding contracts for the purchase of 9,727 megawatts of electricity, expiring in the fourth quarter of 2013, and outstanding contracts for the purchase of 39,886 megawatts of electricity, expiring throughout 2014. In addition, as of September 30, 2013, the Company had outstanding contracts for the purchase of 464,059 dekatherms of natural gas, expiring in the fourth quarter of 2013, and 1.5 million gallons of outstanding diesel fuel contracts that expire in the fourth quarter of 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012
		(In thousands)
Asset Derivative:
Commodity contracts	Prepaid expenses and other current assets	$298	$—

		$298	$—

		Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012
		(In thousands)
Liability Derivative:
Commodity contracts	Accounts payable and accrued expenses	$285	$929

		$285	$929

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in Income	2013	2012	2013	2012
		(In thousands)		(In thousands)
Mark to market unrealized gain (loss):
Foreign currency contracts	Loss on foreign currency exchange	$—	$(40)	$—	$(40)
Commodity contracts	Other (income) expense, net	443	649	942	(932)

Total unrealized gain (loss)		443	609	942	(972)
Realized (loss) gain:
Commodity contracts	Cost of sales	—	(688)	—	(660)
Commodity contracts	Selling and distribution	(37)	278	(166)	351

Total realized loss		(37)	(410)	(166)	(309)

Total gain (loss)		$406	$199	$776	$(1,281)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Fair Value

The following table presents the carrying value and fair value of our financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving credit facility	$(504,600)	$(502,417)	$(393,000)	$(393,353)	2
Senior notes	$—	$—	$(100,000)	$(102,341)	2
High Yield Notes	$(400,000)	$(423,000)	$(400,000)	$(433,500)	2
Recorded on a recurring basis at fair value asset (liability):
Commodity contracts	$13	$13	$(929)	$(929)	2
Investments	$8,273	$8,273	$—	$—	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the revolving credit facility, senior notes, High Yield Notes and commodity contracts were determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair value of the revolving credit facility and senior notes were estimated using present value techniques and market based interest rates and credit spreads. The fair value of the Company’s High Yield Notes was estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume.

The fair value of the commodity contracts was based on an analysis comparing the contract rates to the forward curve rates throughout the term of the contracts. The commodity contracts are recorded at fair value on the Condensed Consolidated Balance Sheets.

The fair value of the investments was determined using Level 1 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement dates. The investments are recorded at fair value on the Condensed Consolidated Balance Sheets.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$401,907	$384,663	$1,163,733	$1,135,204
Food Away From Home	96,869	89,827	264,357	253,061
Industrial and Export	68,374	63,622	205,516	201,079

Total	$567,150	$538,112	$1,633,606	$1,589,344

Direct operating income:
North American Retail Grocery	$62,314	$60,331	$188,705	$176,835
Food Away From Home	13,027	12,568	35,888	32,844
Industrial and Export	12,125	11,197	38,038	30,497

Total	87,466	84,096	262,631	240,176
Unallocated selling and distribution expenses	(1,286)	(811)	(3,969)	(3,520)
Unallocated costs of sales (1)	(4,354)	(2,622)	(16,892)	(2,622)
Unallocated corporate expense	(40,666)	(39,318)	(115,253)	(105,924)

Operating income	41,160	41,345	126,517	128,110
Other expense	(11,788)	(12,383)	(35,908)	(39,948)

Income before income taxes	$29,372	$28,962	$90,609	$88,162

(1)	Primarily related to accelerated depreciation and other charges related to restructurings.

Geographic Information — The Company had revenues to customers outside of the United States of approximately 13.0% and 13.3% of total consolidated net sales in the nine months ended September 30, 2013 and 2012, respectively, with 11.9% and 12.3% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 19.4% and 20.5% of consolidated net sales in the nine months ended September 30, 2013 and 2012, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major product for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Products
Non-dairy creamer	$82,387	$84,109	$253,524	$257,006
Salad dressings	92,178	73,248	246,460	213,894
Pickles	72,583	77,032	228,959	236,532
Powdered drinks	85,971	54,579	226,085	160,252
Mexican and other sauces	61,290	58,208	182,695	173,277
Soup and infant feeding	49,578	70,248	141,582	194,871
Hot cereals	37,108	37,466	118,878	114,435
Dry dinners	33,189	34,537	90,969	95,901
Aseptic products	25,243	22,390	72,925	71,076
Jams	15,921	14,330	45,042	45,874
Other products	11,702	11,965	26,487	26,226

Total net sales	$567,150	$538,112	$1,633,606	$1,589,344

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Guarantor and Non-Guarantor Financial Information

The Company’s High Yield Notes are guaranteed by its 100 percent owned subsidiary Bay Valley and Bay Valley’s 100 percent owned subsidiaries EDS Holdings, LLC, Sturm Foods and S.T. Specialty Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2013 and 2012, and for the three and nine months ended September 30, 2013, and 2012. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet
September 30, 2013
(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$681	$107,371	$—	$108,052
Investments	—	—	8,273	—	8,273
Receivables, net	383	108,289	25,273	—	133,945
Inventories, net	—	366,636	56,704	—	423,340
Deferred income taxes	—	8,296	133	—	8,429
Prepaid expenses and other current assets	32,182	12,099	1,388	(28,505)	17,164

Total current assets	32,565	496,001	199,142	(28,505)	699,203
Property, plant and equipment, net	13,836	371,388	39,348	—	424,572
Goodwill	—	959,440	111,668	—	1,071,108
Investment in subsidiaries	1,849,197	208,367	—	(2,057,564)	—
Intercompany accounts receivable (payable), net	248,292	(52,501)	(195,791)	—	—
Deferred income taxes	14,446	—	—	(14,446)	—
Identifiable intangible and other assets, net	46,835	298,541	86,210	—	431,586

Total assets	$2,205,171	$2,281,236	$240,577	$(2,100,515)	$2,626,469

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$44,327	$180,599	$17,756	$(28,505)	$214,177
Current portion of long-term debt	—	1,526	1	—	1,527

Total current liabilities	44,327	182,125	17,757	(28,505)	215,704
Long-term debt	904,600	3,894	20	—	908,514
Deferred income taxes	2,066	214,173	14,433	(14,446)	216,226
Other long-term liabilities	8,327	31,847	—	—	40,174
Stockholders’ equity	1,245,851	1,849,197	208,367	(2,057,564)	1,245,851

Total liabilities and stockholders’ equity	$2,205,171	$2,281,236	$240,577	$(2,100,515)	$2,626,469

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$496,225	$94,729	$(23,804)	$567,150
Cost of sales	—	397,981	77,710	(23,804)	451,887

Gross profit	—	98,244	17,019	—	115,263
Selling, general and administrative expense	16,078	40,672	7,909	—	64,659
Amortization	1,387	5,750	1,446	—	8,583
Other operating expense, net	—	294	567	—	861

Operating (loss) income	(17,465)	51,528	7,097	—	41,160
Interest expense	12,361	261	3,477	(3,501)	12,598
Interest income	—	(3,501)	(509)	3,501	(509)
Other expense (income), net	1	(580)	278	—	(301)

(Loss) income before income taxes	(29,827)	55,348	3,851	—	29,372
Income taxes (benefit)	25,854	(20,189)	1,042	—	6,707
Equity in net income of subsidiaries	78,346	2,809	—	(81,155)	—

Net income	$22,665	$78,346	$2,809	$(81,155)	$22,665

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$477,105	$73,261	$(12,254)	$538,112
Cost of sales	—	378,134	59,023	(12,254)	424,903

Gross profit	—	98,971	14,238	—	113,209
Selling, general and administrative expense	10,252	44,414	5,809	—	60,475
Amortization	1,089	5,510	1,249	—	7,848
Other operating expense, net	859	506	2,176	—	3,541

Operating (loss) income	(12,200)	48,541	5,004	—	41,345
Interest expense	12,814	286	3,645	(3,646)	13,099
Interest income	—	(3,646)	(339)	3,646	(339)
Other (income) expense, net	(36)	(965)	624	—	(377)

(Loss) income before income taxes	(24,978)	52,866	1,074	—	28,962
Income taxes (benefit)	(4,069)	10,749	728	—	7,408
Equity in net income of subsidiaries	42,463	346	—	(42,809)	—

Net income	$21,554	$42,463	$346	$(42,809)	$21,554

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,453,297	$242,162	$(61,853)	$1,633,606
Cost of sales	—	1,157,269	199,187	(61,853)	1,294,603

Gross profit	—	296,028	42,975	—	339,003
Selling, general and administrative expense	40,695	123,823	20,516	—	185,034
Amortization	3,986	17,558	3,765	—	25,309
Other operating expense, net	—	713	1,430	—	2,143

Operating (loss) income	(44,681)	153,934	17,264	—	126,517
Interest expense	36,940	699	10,522	(10,555)	37,606
Interest income	—	(10,555)	(1,509)	10,555	(1,509)
Other (income) expense, net	(1)	(726)	538	—	(189)

(Loss) income before income taxes	(81,620)	164,516	7,713	—	90,609
Income taxes (benefit)	(3,350)	27,619	2,136	—	26,405
Equity in net income of subsidiaries	142,474	5,577	—	(148,051)	—

Net income	$64,204	$142,474	$5,577	$(148,051)	$64,204

Condensed Supplemental Consolidating Statement of Income Nine Months Ended September 30, 2012 (In thousands)
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,404,696	$219,848	$(35,200)	$1,589,344
Cost of sales	—	1,116,318	173,494	(35,200)	1,254,612

Gross profit	—	288,378	46,354	—	334,732
Selling, general and administrative expense	34,895	124,700	18,340	—	177,935
Amortization	3,315	17,697	3,723	—	24,735
Other operating expense, net	859	917	2,176	—	3,952

Operating (loss) income	(39,069)	145,064	22,115	—	128,110
Interest expense	38,140	618	10,777	(10,772)	38,763
Interest income	—	(10,772)	(353)	10,772	(353)
Other (income) expense, net	(36)	570	1,004	—	1,538

(Loss) income before income taxes	(77,173)	154,648	10,687	—	88,162
Income taxes (benefit)	(23,930)	45,704	3,249	—	25,023
Equity in net income of subsidiaries	116,382	7,438	—	(123,820)	—

Net income	$63,139	$116,382	$7,438	$(123,820)	$63,139

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2013

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$22,665	$78,346	$2,809	$(81,155)	$22,665

Other comprehensive income:
Foreign currency translation adjustments	—	2,940	4,137	—	7,077
Pension and post-retirement reclassification adjustment, net of tax	—	349	—	—	349
Derivative reclassification adjustment, net of tax	27	—	—	—	27

Other comprehensive income	27	3,289	4,137	—	7,453
Equity in other comprehensive income of subsidiaries	7,426	4,137	—	(11,563)	—

Comprehensive income	$30,118	$85,772	$6,946	$(92,718)	$30,118

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$21,554	$42,463	$346	$(42,809)	$21,554

Other comprehensive income:
Foreign currency translation adjustments	—	6,165	7,920	—	14,085
Pension and post-retirement reclassification adjustment, net of tax	—	280	—	—	280
Derivative reclassification adjustment, net of tax	40	—	—	—	40

Other comprehensive income	40	6,445	7,920	—	14,405
Equity in other comprehensive income of subsidiaries	14,365	7,920	—	(22,285)	—

Comprehensive income	$35,959	$56,828	$8,266	$(65,094)	$35,959

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$64,204	$142,474	$5,577	$(148,051)	$64,204

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(5,175)	(7,215)	—	(12,390)
Pension and post-retirement reclassification adjustment, net of tax	—	1,108	—	—	1,108
Derivative reclassification adjustment, net of tax	108	—	—	—	108

Other comprehensive income (loss)	108	(4,067)	(7,215)	—	(11,174)
Equity in other comprehensive income of subsidiaries	(11,282)	(7,215)	—	18,497	—

Comprehensive income	$53,030	$131,192	$(1,638)	$(129,554)	$53,030

Condensed Supplemental Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$63,139	$116,382	$7,438	$(123,820)	$63,139

Other comprehensive income:
Foreign currency translation adjustments	—	5,430	6,871	—	12,301
Pension and post-retirement reclassification adjustment, net of tax	—	841	—	—	841
Derivative reclassification adjustment, net of tax	121	—	—	—	121

Other comprehensive income	121	6,271	6,871	—	13,263
Equity in other comprehensive income of subsidiaries	13,142	6,871	—	(20,013)	—

Comprehensive income	$76,402	$129,524	$14,309	$(143,833)	$76,402

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(49,403)	$124,835	$26,454	$—	$101,886
Cash flows from investing activities:
Purchase of investments	—	—	(7,893)	—	(7,893)
Additions to property, plant and equipment	(186)	(46,336)	(5,849)	—	(52,371)
Additions to other intangible assets	(2,819)	(981)	—	—	(3,800)
Acquisition of business, net of cash acquired	—	(37,244)	2,634	—	(34,610)
Proceeds from sale of fixed assets	—	915	968	—	1,883

Net cash used in investing activities	(3,005)	(83,646)	(10,140)	—	(96,791)
Cash flows from financing activities:
Borrowings under revolving credit facility	397,300	—	—	—	397,300
Payments under revolving credit facility	(285,700)	—	—	—	(285,700)
Payment on senior notes	(100,000)	—	—	—	(100,000)
Payments on capitalized lease obligations	—	(1,597)	—	—	(1,597)
Intercompany transfer	39,180	(39,180)	—	—	—
Net payments related to stock-based award activities	(2,051)	—	—	—	(2,051)
Excess tax benefits from stock-based compensation	3,679	—	—	—	3,679

Net cash provided by (used in) financing activities	52,408	(40,777)	—	—	11,631
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,081)	—	(3,081)

Net increase in cash and cash equivalents	—	412	13,233	—	13,645
Cash and cash equivalents, beginning of period	—	269	94,138	—	94,407

Cash and cash equivalents, end of period	$—	$681	$107,371	$—	$108,052

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(54,507)	$77,427	$81,650	$—	$104,570
Cash flows from investing activities:
Additions to property, plant and equipment	55	(36,970)	(7,624)	—	(44,539)
Additions to other intangible assets	(6,268)	(544)	—	—	(6,812)
Acquisition of business, net of cash acquired	—	(25,000)	—	—	(25,000)
Proceeds from sale of fixed assets	—	42	—	—	42

Net cash used in investing activities	(6,213)	(62,472)	(7,624)	—	(76,309)
Cash flows from financing activities:
Borrowings under revolving credit facility	276,600	—	—	—	276,600
Payments under revolving credit facility	(224,400)	—	—	—	(224,400)
Payments on capitalized lease obligations	—	(1,491)	—	—	(1,491)
Intercompany transfer	9,792	(9,792)	—	—	—
Net payments related to stock-based award activities	(3,812)	—	—	—	(3,812)
Excess tax benefits from stock-based compensation	2,540	—	—	—	2,540

Net cash provided by (used in) financing activities	60,720	(11,283)	—	—	49,437
Effect of exchange rate changes on cash and cash equivalents	—	—	2,820	—	2,820

Net increase in cash and cash equivalents	—	3,672	76,846	—	80,518
Cash and cash equivalents, beginning of period	—	6	3,273	—	3,279

Cash and cash equivalents, end of period	$—	$3,678	$80,119	$—	$83,797

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse Foods is a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered creamers, private label canned soups, refrigerated and shelf stable salad dressings and sauces, powdered drink mixes, single serve hot beverages, hot cereals, macaroni and cheese, skillet dinners, Mexican sauces, jams and pie fillings, pickles and related products, aseptic sauces, and liquid non-dairy creamer. We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States and the largest manufacturer of private label salad dressings, powdered drink mixes, and instant hot cereals in the United States and Canada, based on sales volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and nine months ended September 30, 2013 and 2012. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our Food Away From Home segment sells non-dairy powdered creamers; pickles and related products; Mexican sauces; refrigerated and shelf stable dressings; aseptic products; hot cereals; powdered drinks and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. The most common products sold in this segment include non-dairy powdered creamers; pickles and related products; Mexican sauces; infant feeding products; refrigerated dressings and single serve hot beverages. Export sales are primarily to industrial customers outside of North America.

The industry environment in which the Company operates continues to be one that is challenged by the overall state of the economy, increased competition, and inconsistent volumes. These dynamics have manifested themselves in our operating results and those of our peers, where the overall industry is experiencing continued volatility in sales and volumes.

Despite the challenging operating environment, the Company achieved a 2.8% increase in net sales for the nine months ended September 30, 2013 as compared to the same period last year, due to additional sales from acquisitions and price increases. This increase was partially offset by a decrease in volume/mix driven primarily by the loss of certain soup business for a particular customer that will be reflected in the Company’s results throughout the remainder of the year, and continued volatility in other product categories. The loss of the soup business negatively impacted our net sales attributed to volume/mix by approximately 2.4% for the nine months ended September 30, 2013. Offsetting the negative impact of the loss of the soup business were increased sales and volumes of the Company’s single serve hot beverage products, which had only a minor impact in 2012.

For the three months ended September 30, 2013, the Company experienced a 5.4% increase in net sales compared to the same period last year, resulting from acquisitions, increased volume/mix and minor improvements in pricing. Despite the negative impact from the loss of the soup business (2.9% in the quarter), volume/mix for the quarter was positive. Offsetting the negative impact of the loss of the soup business were increased sales and volumes of the Company’s single serve hot beverage products, which had only a minor impact in 2012.

The Company continues to experience shifts in sales and volumes between retail channels such as traditional grocery, limited assortment, and discount stores. The Company expects customer patterns to continue to shift between store formats. In response to changing consumer behaviors, the Company has focused on lowering its “cost to serve” and aligned our offerings with shifting customer demands.

Total direct operating income, the measure of our segment profitability, increased 4.0%, to $87.5 million, and 9.3%, to $262.6 million, for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The increase in profitability was due to sales mix, pricing, cost containment, and reduced freight costs, resulting in total direct operating income as a percentage of net sales improving 1.0% to 16.1% for the nine months ended September 30, 2013, as compared to the same period last year. Total direct operating income as a percentage of net sales for the three months ended September 30, 2013 was 15.4%, representing a 0.2% decline as compared to the same period last year. The decrease in total direct operating income as a percentage of net sales for the quarter was due to the inclusion of higher cost of sales from the Cains acquisition (an impact of 0.4%). Cains’ profitability was negatively impacted by acquisition costs and we expect profitability to increase in the future.

Recent Developments

On August 8, 2013, the Company announced it had entered into a definitive agreement to acquire all of the outstanding equity interests of Associated Brands from TorQuest Partners LLC and other shareholders. Associated Brands is a privately owned Canadian company and a leading private label manufacturer of powdered drinks, specialty teas and sweeteners. The Company agreed to pay CAD $187 million in cash for the business, subject to an adjustment for working capital. The acquisition of Associated Brands is expected to strengthen the Company’s retail presence in private label dry grocery and will introduce a line of specialty tea products to complement its fast growing single serve coffee business. Associated Brands has approximately $200 million in annual revenue. The transaction closed on October 8, 2013 and was financed through cash on hand and borrowings under the Company’s existing $750 million credit facility.

On July 1, 2013, the Company completed its acquisition of all of the outstanding shares of Cains, a privately owned Ayer, Massachusetts based manufacturer of shelf stable mayonnaise, dressings and sauces, with approximately $80 million in annual revenue. The Cains product portfolio offers retail and foodservice customers a wide array of packaging sizes, sold as private label and branded products. The purchase price was approximately $35 million, net of cash acquired, subject to an adjustment for working capital and taxes. The acquisition was financed through borrowings under the Company’s existing $750 million credit facility. The acquisition expanded the Company’s footprint in the Northeast United States, enhanced its foodservice presence, and enriched its packaging capabilities.

The Company continues to monitor the soup restructuring and also the closure of its salad dressing plant in Seaforth, Ontario. Total expected costs of the soup restructuring decreased from $26.7 million as of June 30, 2013 to $26.5 million as of September 30, 2013, as estimates were refined. Total expected costs of the Seaforth closure as of September 30, 2013 increased to $13.1 million from $12.3 million as of June 30, 2013, as estimates were refined. While there were no significant changes in the plan, the expected closure date of the Seaforth facility has been extended to the first quarter of 2014.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$567,150	100.0%	$538,112	100.0%	$1,633,606	100.0%	$1,589,344	100.0%
Cost of sales	451,887	79.7	424,903	79.0	1,294,603	79.2	1,254,612	78.9

Gross profit	115,263	20.3	113,209	21.0	339,003	20.8	334,732	21.1
Operating expenses:
Selling and distribution	33,437	5.9	32,546	6.0	97,233	6.0	100,698	6.3
General and administrative	31,222	5.5	27,929	5.2	87,801	5.4	77,237	4.9
Other operating expense, net	861	0.1	3,541	0.7	2,143	0.2	3,952	0.2
Amortization expense	8,583	1.5	7,848	1.4	25,309	1.5	24,735	1.6

Total operating expenses	74,103	13.0	71,864	13.3	212,486	13.1	206,622	13.0

Operating income	41,160	7.3	41,345	7.7	126,517	7.7	128,110	8.1
Other expenses (income):
Interest expense	12,598	2.2	13,099	2.4	37,606	2.3	38,763	2.4
Interest income	(509)	(0.1)	(339)	—	(1,509)	(0.1)	(353)	—
Loss on foreign currency	127	0.1	237	—	607	0.1	643	0.1
Other (income) expense, net	(428)	(0.1)	(614)	(0.1)	(796)	(0.1)	895	0.1

Total other expense	11,788	2.1	12,383	2.3	35,908	2.2	39,948	2.6

Income before income taxes	29,372	5.2	28,962	5.4	90,609	5.5	88,162	5.5
Income taxes	6,707	1.2	7,408	1.4	26,405	1.6	25,023	1.5

Net income	$22,665	4.0%	$21,554	4.0%	$64,204	3.9%	$63,139	4.0%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Sales — Third quarter net sales increased 5.4%, to $567.2 million in 2013, compared to $538.1 million in the third quarter of 2012, primarily due to the Cains acquisition. Also contributing to the increase in net sales were increases in volume/mix and pricing activities. The increases in volume/mix were primarily in the powdered drinks and Mexican sauces categories, and were partially offset by reductions in the soup category related to the loss of certain soup business for a particular customer, and reductions in volume/mix in the pickles categories. Net sales by segment are shown in the following table:

	Three Months Ended September 30,
	2013	2012	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in thousands)
North American Retail Grocery	$401,907	$384,663	$17,244	4.5%
Food Away From Home	96,869	89,827	7,042	7.8
Industrial and Export	68,374	63,622	4,752	7.5

Total	$567,150	$538,112	$29,038	5.4%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw material and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales increased in the third quarter of 2013 to 79.7% of net sales, from 79.0% of net sales in the third quarter of 2012. Contributing to the increase in cost of sales as a percentage of net sales were increased input costs such as sweeteners, dairy, and packaging, along with slightly higher cost of sales associated with Cains. Also contributing to the increase were costs associated with restructurings and facility consolidations that were recorded in cost of goods sold, primarily accelerated depreciation, that were $2.1 million higher for the three months ended September 30, 2013, as compared to the same period in 2012.

Operating Expenses — Total operating expenses were $74.1 million in the third quarter of 2013, compared to $71.9 million in 2012.

Operating expenses in 2013 resulted from the following:

Selling and distribution expenses increased $0.9 million in the third quarter of 2013, compared to 2012. This increase was primarily due to additional expenses resulting from the newly acquired Cains business. Before considering Cains, selling and distribution expenses decreased in the third quarter of 2013 compared to 2012. This decrease was attributable to lower freight costs, a shift in sales mix, and decreased distribution and delivery costs resulting from efficiencies such as increased utilization of existing shipping capacity, strategic product positioning to reduce distribution expense, and greater use of rail shipments.

General and administrative expenses increased by $3.3 million in the third quarter of 2013, compared to 2012. This was primarily related to higher incentive compensation as incentive costs returned to normalized levels. Incentive compensation costs in 2012 were lower due to the Company’s performance. Also contributing to the increase in general and administrative expenses were additional costs resulting from the newly acquired Cains business.

Other operating expense in the third quarter of 2013 was $0.9 million, compared to operating expense of $3.5 million in 2012. The decrease was primarily due to lower costs associated with the soup restructuring and Seaforth closure, as these projects are nearing completion. Restructuring costs related to accelerated depreciation were recorded in Cost of sales.

Amortization expense increased $0.7 million in the third quarter of 2013, compared to 2012, due primarily to the amortization of additional Enterprise Resource Planning (“ERP”) system costs and intangible assets acquired in the Cains acquisition.

Interest Expense — Interest expense decreased to $12.6 million in the third quarter of 2013, compared to $13.1 million in 2012, due to lower interest rates and average debt levels.

Interest Income – Interest income of $0.5 million related to interest earned on the cash held by our Canadian subsidiary and gains on investments as discussed in Note 5 to our Condensed Consolidated Financial Statements.

Foreign Currency — The Company’s foreign currency impact was a $0.1 million loss for the third quarter of 2013, compared to a loss of $0.2 million in 2012.

Other (Income) Expense, Net — Other income was $0.4 million for the third quarter of 2013, compared to income of $0.6 million in 2012, primarily consisting of mark to market gains on derivative contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 22.8% in the third quarter of 2013, compared to 25.6% in 2012. The decrease in the effective tax rate for the three months ended September 30, 2013 as compared to 2012 is attributable to the settlement of unrecognized tax benefits due to expiration of the statute of limitations and the resolution of the Company’s 2010 examination by the IRS.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 — Results by Segment

North American Retail Grocery —

	Three Months Ended September 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$401,907	100.0%	$384,663	100.0%
Cost of sales	314,900	78.4	299,636	77.9

Gross profit	87,007	21.6	85,027	22.1
Freight out and commissions	16,069	4.0	16,617	4.3
Direct selling and marketing	8,624	2.1	8,079	2.1

Direct operating income	$62,314	15.5%	$60,331	15.7%

Net sales in the North American Retail Grocery segment increased by $17.2 million, or 4.5%, in the third quarter of 2013 compared to 2012. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$384,663
Volume/mix	9,024	2.3%
Pricing	358	0.1
Acquisitions	10,352	2.7
Foreign currency	(2,490)	(0.6)

2013 Net sales	$401,907	4.5%

The increase in net sales from 2012 to 2013 resulted primarily from acquisitions and volume/mix. During the third quarter, the Company experienced volume/mix increases in the powdered drinks and Mexican sauces categories, partially offset by reductions in the soup, dry dinners, and pickles categories. Increases in the powdered drinks category were primarily related to the continued expansion of the single serve hot beverage products. Losses in the soup category were the most significant and accounted for approximately a 4.0% loss in the North American Retail Grocery volume/mix, and related to the partial loss of business for a particular customer. The remaining categories accounted for a 6.3% increase in volume/mix.

Cost of sales as a percentage of net sales in the third quarter of 2013 increased when compared to the third quarter of 2012, due to increases in input costs such as sweeteners, dairy, and packaging components, partially offset by decreases in the cost of oils. Also contributing to the increase in cost of sales as a percentage of net sales was the inclusion of higher cost of sales associated with the Cains acquisition that also included acquisition costs.

Freight out and commissions paid to independent sales brokers were $16.1 million in the third quarter of 2013, compared to $16.6 million in 2012, a decrease of 3.3%, primarily due to increased efficiencies such as increased utilization of existing shipping capacity, strategic product positioning to reduce distribution expense, and greater use of rail shipments. Also contributing to the decrease were lower freight costs and a shift in sales mix. The decrease in freight out and commissions paid to independent sales brokers was partially offset by additional expenses associated with the Cains acquisition.

Direct selling and marketing expenses were $8.6 million in the third quarter of 2013, and $8.1 million in 2012.

Food Away From Home —

	Three Months Ended September 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$96,869	100.0%	$89,827	100.0%
Cost of sales	77,909	80.4	71,843	80.0

Gross profit	18,960	19.6	17,984	20.0
Freight out and commissions	3,644	3.8	3,408	3.8
Direct selling and marketing	2,289	2.4	2,008	2.2

Direct operating income	$13,027	13.4%	$12,568	14.0%

Net sales in the Food Away From Home segment increased by $7.0 million, or 7.8%, in the third quarter of 2013 compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$89,827
Volume/mix	(5,179)	(5.8	) %
Pricing	1,164	1.3
Acquisitions	11,486	12.8
Foreign currency	(429)	(0.5)

2013 Net sales	$96,869	7.8%

Net sales increased during the third quarter of 2013, compared to 2012, primarily due to additional sales from the Cains acquisition and pricing. The increase in net sales was offset by reductions in volume/mix across most categories, with the largest decrease in the pickles and aseptic categories. Partially offsetting the decreases in volume/mix were increases in the powdered drinks category.

Cost of sales as a percentage of net sales increased to 80.4% in the third quarter of 2013, as compared to 80.0% in the third quarter of 2012, due to increases in input costs such as sweeteners, dairy, and packaging components, partially offset by decreases in the cost of oils. Also contributing to the increase in cost of sales as a percentage of net sales was the inclusion of higher cost of sales associated with the Cains acquisition that also included acquisition costs.

Freight out and commissions paid to independent sales brokers increased to $3.6 million in the third quarter of 2013, compared to $3.4 million in the third quarter of 2012. This increase was mostly attributable to the Cains acquisition. Before considering Cains, freight out and commissions paid to independent sales brokers decreased in the third quarter of 2013 compared to 2012. This decrease was due to lower volume, a shift in sales mix, and reduced freight costs. Freight costs did not decrease as much for Food Away From Home as they did for North American Retail Grocery because most customers in the Food Away From Home segment pick up their products.

Direct selling and marketing was $2.3 million in the third quarter of 2013, compared to $2.0 million in 2012.

Industrial and Export —

	Three Months Ended September 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$68,374	100.0%	$63,622	100.0%
Cost of sales	54,724	80.0	50,802	79.8

Gross profit	13,650	20.0	12,820	20.2
Freight out and commissions	1,093	1.6	1,320	2.1
Direct selling and marketing	432	0.7	303	0.5

Direct operating income	$12,125	17.7%	$11,197	17.6%

Net sales in the Industrial and Export segment increased $4.8 million, or 7.5%, in the third quarter of 2013, compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$63,622
Volume/mix	1,460	2.3%
Pricing	(153)	(0.2)
Acquisitions	3,518	5.5
Foreign currency	(73)	(0.1)

2013 Net sales	$68,374	7.5%

The increase in net sales is primarily due to the Cains acquisition and increased volume/mix. The increase in volume/mix was mainly attributable to the powdered drinks category, partially offset by volume/mix reductions in the non-dairy creamer category.

Cost of sales as a percentage of net sales increased from 79.8% in the third quarter of 2012, to 80.0% in 2013, due to the inclusion of higher cost of sales associated with the Cains acquisition that included acquisition costs and a shift in sales mix. Before considering Cains, cost of sales as a percentage of net sales was slightly lower in the third quarter of 2013 compared to 2012. This slight decrease was primarily due to a shift in sales mix to higher margin products.

Freight out and commissions paid to independent sales brokers were $1.1 million in the third quarter of 2013, and $1.3 million in 2012. This decrease was primarily due to lower freight costs.

Direct selling and marketing was $0.4 million in the third quarter of 2013, compared to $0.3 million in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Sales — Net sales increased 2.8% to $1,633.6 million in the first nine months of 2013, compared to $1,589.3 million in the first nine months of 2012. The increase was primarily driven by increases from the Cains and Naturally Fresh acquisitions and pricing activities, partially offset by reductions in volume/mix, mainly in the soup, aseptic, pickles and dry dinners categories. The reductions in volume/mix were partially offset by increases in the powdered drinks and Mexican sauces categories. Net sales by segment are shown in the following table:

	Nine Months Ended September 30,
	2013	2012	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in thousands)
North American Retail Grocery	$1,163,733	$1,135,204	$28,529	2.5%
Food Away From Home	264,357	253,061	11,296	4.5%
Industrial and Export	205,516	201,079	4,437	2.2%

Total	$1,633,606	$1,589,344	$44,262	2.8%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 79.2% in the first nine months of 2013, compared to 78.9% in 2012. Contributing to the increase in cost of sales, as a percent of net sales, was an incremental $15.8 million increase of costs associated with restructurings and facility consolidations compared to 2012, primarily accelerated depreciation, higher cost of sales associated with Cains and Naturally Fresh, and slightly higher input costs for sweeteners, vegetables, thickeners, and packaging costs, partially offset by reduced costs for dairy, oils, sugar, and diesel.

Operating Expenses — Total operating expenses were $212.5 million during the first nine months of 2013, compared to $206.6 million in 2012. The increase in 2013 resulted from the following:

Selling and distribution expenses decreased $3.5 million, or 3.4%, in the first nine months of 2013 compared to 2012, primarily due to decreased distribution and delivery costs resulting from efficiencies such as increased utilization of existing shipping capacity, strategic product positioning to reduce distribution expense, and greater use of rail shipments. Also contributing to the decrease were lower freight costs and volume, and a shift in sales mix, partially offset by the Cains and Naturally Fresh acquisitions.

General and administrative expenses increased $10.6 million in the first nine months of 2013, compared to 2012. The increase was primarily related to increases in incentive based compensation expense as incentive costs returned to normalized levels, as well as the Cains and Naturally Fresh acquisitions.

Amortization expense increased $0.6 million in the first nine months of 2013, compared to the first nine months of 2012, due primarily to the amortization of additional ERP system costs and additional amortization from intangibles acquired in the Cains and Naturally Fresh acquisitions.

Other operating expense was $2.1 million in the first nine months of 2013, compared to $4.0 million in the first nine months of 2012. The decrease was primarily due to lower costs associated with the soup restructuring and Seaforth closure, as these projects are nearing completion. Restructuring costs related to accelerated depreciation were recorded in Cost of sales.

Interest Expense — Interest expense decreased to $37.6 million in the first nine months of 2013, compared to $38.8 million in 2012, due to a decrease in interest rates and lower average debt levels.

Interest Income – Interest income of $1.5 million related to interest earned on the cash held by our Canadian subsidiary and gains on investments as discussed in Note 5 to our Condensed Consolidated Financial Statements.

Foreign Currency — The Company’s foreign currency loss was $0.6 million for the nine months ended September 30, 2013 and 2012.

Other (Income) Expense, Net — Other income was $0.8 million in the first nine months of 2013, compared to expense of $0.9 million in 2012, primarily due to mark to market gains on commodity contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 29.1% in the first nine months of 2013, compared to 28.4% in 2012. The increase in the effective tax rate for the nine months ended September 30, 2013 as compared to 2012 was attributable to an increase in state tax expense and the tax impact of a shift in revenues between jurisdictions.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 — Results by Segment

North American Retail Grocery —

	Nine Months Ended September 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,163,733	100.0%	$1,135,204	100.0%
Cost of sales	902,818	77.6	882,369	77.7

Gross profit	260,915	22.4	252,835	22.3
Freight out and commissions	46,856	4.0	51,256	4.5
Direct selling and marketing	25,354	2.2	24,744	2.2

Direct operating income	$188,705	16.2%	$176,835	15.6%

Net sales in the North American Retail Grocery segment increased by $28.5 million, or 2.5%, in the first nine months of 2013, compared to the first nine months of 2012. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$1,135,204
Volume/mix	8,796	0.8%
Pricing	2,136	0.2
Acquisition	21,155	1.9
Foreign currency	(3,558)	(0.4)

2013 Net sales	$1,163,733	2.5%

The increase in net sales from 2012 to 2013 was due to acquisitions, increased volume/mix and pricing. Volume/mix increases in the powdered drinks, Mexican sauces, and hot cereals categories were partially offset by reductions in the soup, dry dinners, and non-dairy creamer categories. Losses in the soup category were the most significant and accounted for approximately a 3.4% loss in the North American Retail Grocery volume/mix and related to the partial loss of business for a customer. The remaining categories accounted for a 4.2% increase in volume/mix.

Cost of sales as a percentage of net sales decreased from 77.7% in the first nine months of 2012, to 77.6% in 2013, due to sales mix, cost savings from operating efficiencies, and lower ingredient and energy costs, partially offset by higher packaging costs and higher cost of sales from the Cains and Naturally Fresh acquisitions.

Freight out and commissions paid to independent sales brokers were $46.9 million in the first nine months of 2013, compared to $51.3 million in 2012, a decrease of 8.6%, due to efficiencies such as increased utilization of existing shipping capacity, strategic product positioning to reduce distribution expense, and greater use of rail shipments. Also contributing to the decrease were lower freight costs and a shift in sales mix, partially offset by the Cains acquisition and a full three quarters of expenses from Naturally Fresh.

Direct selling and marketing expenses were $25.4 million in the first nine months of 2013, compared to $24.7 million in 2012.

Food Away From Home —

	Nine Months Ended September 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$264,357	100.0%	$253,061	100.0%
Cost of sales	212,753	80.5	204,633	80.9

Gross profit	51,604	19.5	48,428	19.1
Freight out and commissions	9,439	3.6	9,375	3.7
Direct selling and marketing	6,277	2.3	6,209	2.4

Direct operating income	$35,888	13.6%	$32,844	13.0%

Net sales in the Food Away From Home segment increased by $11.3 million, or 4.5%, in the first nine months of 2013 compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$253,061
Volume/mix	(21,145)	(8.4	) %
Pricing	4,629	1.8
Acquisition	28,430	11.2
Foreign currency	(618)	(0.1)

2013 Net sales	$264,357	4.5%

Net sales increased during the first nine months of 2013, compared to 2012, as a result of acquisitions and price increases. Volume/mix reductions in our aseptic, pickles, and Mexican sauces categories, were partially offset by volume/mix increases in the powdered drinks category.

Cost of sales as a percentage of net sales decreased from 80.9% in the first nine months of 2012, to 80.5% in 2013, due to the rationalization of low margin aseptic business, lower ingredient and energy costs, and cost savings from operating efficiencies, partially offset by higher packaging costs and higher cost of sales for the Cains and Naturally Fresh acquisitions.

Freight out and commissions paid to independent sales brokers were $9.4 million in the first nine months of 2013, compared to $9.4 million in 2012. Decreased freight costs, primarily driven by lower freight costs, lower volume, and a shift in sales mix, were offset by additional costs associated with the Cains acquisition and a full three quarters of costs for Naturally Fresh. Freight and commissions were 3.6% of net sales, a slight decrease from 2012.

Direct selling and marketing was $6.3 million in the first nine months of 2013, compared to $6.2 million in 2012.

Industrial and Export —

	Nine Months Ended September 30,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$205,516	100.0%	$201,079	100.0%
Cost of sales	162,140	78.9	164,988	82.1

Gross profit	43,376	21.1	36,091	17.9
Freight out and commissions	4,009	2.0	4,482	2.2
Direct selling and marketing	1,329	0.6	1,112	0.5

Direct operating income	$38,038	18.5%	$30,497	15.2%

Net sales in the Industrial and Export segment increased $4.4 million, or 2.2%, in the first nine months of 2013 compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$201,079
Volume/mix	(2,257)	(1.1)%
Pricing	180	0.1
Acquisition	6,604	3.3
Foreign currency	(90)	(0.1)

2013 Net sales	$205,516	2.2%

The increase in net sales was primarily due to acquisitions, partially offset by reductions in volume/mix. Volume/mix for the segment experienced a net decrease as reductions, primarily in the soup and infant feeding categories, were partially offset by increases in the powdered drinks category.

Cost of sales as a percentage of net sales decreased from 82.1% in the first nine months of 2012, to 78.9% in 2013, primarily due to sales mix, cost savings from operating efficiencies and lower ingredient and energy costs, partially offset by higher packaging costs and higher cost of sales for the Cains and Naturally Fresh acquisitions.

Freight out and commissions paid to independent sales brokers were $4.0 million in the first nine months of 2013, compared to $4.5 million in 2012. This decrease was due to the decrease in volume and freight costs and a shift in sales mix, partially offset by the Cains acquisition and a full three quarters of costs for Naturally Fresh.

Direct selling and marketing was $1.3 million in the first nine months of 2013, compared to $1.1 million in 2012.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $234.6 million was available under the revolving credit facility as of September 30, 2013. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet our foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$64,204	$63,139
Depreciation and amortization	80,198	66,823
Mark to market gain on investments	(642)	—
Stock-based compensation	11,701	9,112
Deferred income taxes	1,152	8,248
Changes in operating assets and liabilities, net of acquisitions	(51,045)	(44,895)
Other	(3,682)	2,143

Net cash provided by operating activities	$101,886	$104,570

Our cash provided by operations was $101.9 million in the first nine months of 2013, compared to $104.6 million in 2012, a decrease of $2.7 million. The Company continues to generate consistent net income. The decrease in cash provided by operations was mainly attributable to changes in operating assets and liabilities, specifically a higher inventory balance as of September 30, 2013 as compared to the same period in the prior year. The increased inventory levels primarily resulted from lower than expected sales volumes, as volatility in customer purchases continued.

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from investing activities:
Purchase of investments	$(7,893)	$—
Additions to property, plant and equipment	(52,371)	(44,539)
Additions to other intangible assets	(3,800)	(6,812)
Acquisition of business, net of cash acquired	(34,610)	(25,000)
Other	1,883	42

Net cash used in investing activities	$(96,791)	$(76,309)

In the first nine months of 2013, cash used in investing activities increased by $20.5 million, compared to 2012. The increase in cash used in investing activities was mainly attributable to cash used in the Cains acquisition in 2013 exceeding the cash used in the Naturally Fresh acquisition in 2012, together with the purchase of investments and increased investments in property, plant and equipment in 2013.

We expect capital spending programs to be approximately $90 million in 2013. Capital spending in 2013 is focused on food safety, quality, productivity improvements, product line expansions at our North East, Pennsylvania facility, continued implementation of an ERP system, and routine equipment upgrades or replacements at our plants.

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Borrowings under revolving credit facility	$397,300	$276,600
Payments under revolving credit facility	(285,700)	(224,400)
Payment on senior notes	(100,000)	—
Net payments related to stock-based award activities	(2,051)	(3,812)
Other	2,082	1,049

Net cash provided by financing activities	$11,631	$49,437

Net cash flow provided by financing activities was $11.6 million in the first nine months of 2013, compared to net cash provided by financing activities of $49.4 million in 2012. Borrowings under the revolving credit facility increased in 2013 compared to 2012, primarily due to the Company borrowing $100 million to pay the maturing senior notes. Also contributing to the increase was approximately $27 million in net year over year borrowings related to acquisitions and intercompany financing. Payments under the revolving credit facility increased in 2013 compared to 2012 as a result of a $40 million payment of intercompany financing and continued pay downs resulting from our consistent net income and operating cash flows.

The cash held by E.D. Smith as cash and cash equivalents and short term investments is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability. On October 8, 2013, the Company completed its acquisition of Associated Brands. The cash used to fund this acquisition included most of the Canadian cash on hand, as well as borrowings from the Company’s $750 million existing credit facility.

Cash provided by operating activities is used to pay down debt and fund investments in property, plant and equipment.

The Company’s short-term financing needs are primarily to finance working capital during the year. As the Company continues to add new product categories to our portfolio, spikes in financing needs are reduced. Vegetable and fruit production are driven by harvest cycles, which occur primarily during the spring and summer as inventories of pickles and jams generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, the Company builds inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin in the second and third quarters, respectively. Non-dairy creamer inventory builds in the fall for the expected winter sales. Our long-term financing needs will depend largely on potential acquisition activity. We expect our revolving credit facility, plus cash flow from operations, to be adequate to provide liquidity for current operations.

Debt Obligations

At September 30, 2013, we had $504.6 million in borrowings outstanding under our revolving credit facility, $400 million of 7.75% High Yield Notes outstanding, and $5.4 million of tax increment financing and other obligations. In addition, at September 30, 2013, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn.

Our revolving credit facility provides for an aggregate commitment of $750 million, of which $234.6 million was available at September 30, 2013. Interest rates on debt outstanding under our revolving credit facility for the nine months ended September 30, 2013 averaged 1.54%.

During the third quarter of 2013, we repaid $100 million in aggregate principal amount of 6.03% senior notes using the Company’s existing $750 million revolving credit facility. These senior notes were paid in full on their maturity date of September 30, 2013.

We were in compliance with applicable debt covenants as of September 30, 2013. From an interest coverage ratio perspective, the Company’s actual ratio as of September 30, 2013 was nearly 57.2% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 16.6% below the maximum level (where the maximum level is not increased in the event of an acquisition).

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes to our critical accounting policies in the nine months ended September 30, 2013.

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

In July 2006, we entered into a forward interest rate swap transaction for a notional amount of $100 million as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. The loss is reclassified ratably to our Condensed Consolidated Statements of Income as an increase to interest expense over the term of the senior notes (that matured on September 30, 2013), providing an effective interest rate of 6.29%. As of September 30, 2013, the loss has been fully amortized, consistent with the maturity and repayment of the senior notes.

We do not hold any derivative financial instruments which could expose us to significant interest rate market risk, as of September 30, 2013. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance of $504.6 million under our revolving credit facility at September 30, 2013, each 1% rise in our interest rate would increase our interest expense by approximately $5.0 million annually.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the third quarter of 2013 to the third quarter of 2012, price increases in packaging and commodity costs such as sweeteners and dairy, were offset by price decreases in transportation and energy costs such as diesel. We expect the volatile nature of these costs to continue with an overall upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts. Forward purchase contracts help us manage our business and reduce cost volatility. Some of these forward purchase contracts qualify as derivatives; however, the majority of commodity forward contracts are not derivatives. Those that are derivatives generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements of Income.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the nine months ended September 30, 2013 the Company recognized a net loss of $13.0 million, of which a loss of $12.4 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.6 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange line. For the nine months ended September 30, 2012 the Company recognized a net gain of $11.7 million, of which a gain of $12.3 million was recorded as a component of Accumulated other comprehensive loss and a loss of $0.6 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss on foreign currency exchange line.

The Company, on occasion, enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. The Company had no foreign currency contracts outstanding as of September 30, 2013. As of September 30, 2012, the company had an insignificant liability and unrealized loss associated with outstanding foreign currency contracts.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of September 30, 2013, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective. We have excluded Cains from our evaluation of disclosure controls and procedures as of September 30, 2013 because Cains was acquired by the Company on July 1, 2013. The net sales and total assets of Cains represented approximately 3.8% and 1.6%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the quarter ended September 30, 2013.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2013 and 2012, and of cash flows for the nine-month periods ended September 30, 2013 and 2012. This interim financial information is the responsibility of the Company’s management.

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

November 7, 2013

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December  31, 2012.

Item 5. Other Information

None

Item 6. Exhibits

2.1	Securities Purchase Agreement, dated as of August 7, 2013, by and among TreeHouse Foods, Inc., TorQuest Partners Fund II, L.P., the other sellers party thereto and Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation and 6726607 Canada Limited is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 7, 2013.

12.1	Computation of Ratio of Earnings to Fixed Changes.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan Executive Vice President and Chief Financial Officer

November 7, 2013