Form 10-K
period 2013-12-31
TreeHouse Foods, Inc.
filed 2014-02-20
CIK 1320695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2013, based on the $65.54 per share closing price on the New York Stock Exchange on such date, was approximately $2,308,215,640. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of January 31, 2014 was 36,493,358.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 2014 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate”, “project”, “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to, the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; increased competition in our industry and actions of our competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates, interest rates, raw material, and commodity costs; changes in economic, political, and weather conditions and other factors beyond our control; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions and disruptions in the financial markets and; the financial condition of our customers and suppliers and our ability to retain our customers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes in consumer preferences; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; disruption of our supply chain or distribution capabilities; and labor strikes or work stoppages and other risks that are described Part I, Item 1A — “Risk Factors” and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

TreeHouse is a Delaware corporation incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders, which was completed on June 27, 2005. Since the Company began operating as an independent entity, it has expanded its product offerings through a number of acquisitions:

•	On April 24, 2006, the Company acquired the private label soup and infant feeding business from Del Monte Corporation (“Soup and Infant Feeding”).

•	On May 31, 2007, the Company acquired VDW Acquisition, Ltd (“San Antonio Farms”), a manufacturer of Mexican sauces.

•	On October 15, 2007, the Company acquired the assets of E.D. Smith Income Fund (“E.D. Smith”), a manufacturer of salad dressings, jams, and various sauces.

•	On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a manufacturer of hot cereals and powdered drink mixes.

•	On October 28, 2010, the Company acquired S.T. Specialty Foods, Inc. (“S.T. Foods”), a manufacturer of dry dinners, which include macaroni and cheese and skillet dinners.

•	On April 13, 2012, the Company acquired substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a manufacturer of refrigerated dressings, sauces, marinades, dips, and other specialty items.

•	On July 1, 2013, the Company acquired Cains Foods, L.P. (“Cains”), a manufacturer of shelf stable mayonnaise, dressings, and sauces.

•	On October 8, 2013, the Company acquired Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation and 6726607 Canada Ltd. (collectively, “Associated Brands”), a manufacturer of powdered drinks, specialty teas, and sweeteners.

We are a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered creamers and sweeteners; condensed, ready to serve, and powdered soups; refrigerated and shelf stable salad dressings and sauces; powdered drink mixes; single serve hot beverages; specialty teas; hot and cold cereals; macaroni and cheese, skillet dinners and other value-added side dishes and salads; salsa and Mexican sauces; jams and pie fillings; pickles and related products; aseptic sauces; and liquid non-dairy creamer. We manufacture and sell the following:

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels,

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators,

•	branded products under our own proprietary brands, primarily on a regional basis to retailers, and

•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

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

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; sweeteners; condensed, ready to serve, and powdered soups, broths and gravies; refrigerated and shelf stable salad dressings and sauces; pickles and related products; Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; hot and cold cereals; baking and mix powders; macaroni and cheese; and skillet dinners.

Our Food Away From Home segment sells non-dairy powdered creamers; sweeteners; pickles and related products; Mexican sauces; refrigerated and shelf stable dressings; aseptic products; hot cereals; powdered drinks; and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. The most common products sold in this segment include non-dairy powdered creamer; baking and mix powders; pickles and related products; refrigerated and shelf stable salad dressings; Mexican sauces; soup and infant feeding products; hot cereal; powdered drinks; single serve hot beverages; and specialty teas. Export sales are primarily to industrial customers outside of North America.

See Note 21 to the “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information related to the Company’s business segments.

We operate our business as Bay Valley Foods, LLC (“Bay Valley”), Sturm Foods, Inc. (“Sturm”), S.T. Specialty Foods, Inc. (“S.T. Foods”), Cains Foods, Inc. (“Cains) and Associated Brands, Inc. (“Associated Brands U.S.”) in the United States and E.D. Smith Foods, Ltd. (“E.D. Smith”) and Associated Brands Inc. in Canada (“Associated Brands Canada”). Bay Valley is a Delaware limited liability company, a 100% owned subsidiary of TreeHouse. E.D. Smith, Sturm, S.T. Foods, Cains, Associated Brands U.S. and Associated Brands Canada are direct or indirect 100% owned subsidiaries of Bay Valley.

Our Products

Financial information about our North American Retail Grocery, Food Away From Home, and Industrial and Export segments can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table presents the Company’s net sales by major products. In 2013, as a result of the Associated Brands acquisition, the Company updated the product categories. Non-dairy creamer was changed to Beverage enhancers to include sweeteners from Associated Brands. Powdered drinks was renamed Beverages and now includes the specialty teas and related products from Associated Brands. Hot cereals was renamed Cereals, as cold cereals are sold by Associated Brands. These changes did not require prior period adjustments.

	Year Ended December 31,
	2013		2012		2011
	(Dollars in thousands)
Products:
Beverage enhancers	$361,290	15.7%	$362,238	16.6%	$359,860	17.6%
Beverages	341,547	14.9	234,430	10.8	219,932	10.7
Salad dressings	334,577	14.6	284,027	13.0	220,359	10.7
Pickles	297,904	13.0	308,228	14.1	300,414	14.7
Mexican and other sauces	245,171	10.7	232,025	10.6	195,233	9.5
Soup and infant feeding	219,404	9.6	281,827	12.9	299,042	14.6
Cereals	169,843	7.4	162,952	7.5	150,364	7.3
Dry dinners	124,075	5.4	126,804	5.8	115,627	5.6
Aseptic products	96,136	4.2	91,585	4.2	92,981	4.5
Jams	57,330	2.5	61,436	2.8	64,686	3.2
Other products	46,650	2.0	36,573	1.7	31,487	1.6

Total net sales	$2,293,927	100.0%	$2,182,125	100.0%	$2,049,985	100.0%

Beverage enhancers — Beverage enhancers includes non-dairy powdered creamer, refrigerated liquid non-dairy creamer and sweeteners. Non-dairy powdered creamer is used as coffee creamer or whitener and as an ingredient in baking, hot and cold beverages, gravy mixes and similar products. Product offerings in this category include both private label and branded products packaged for grocery retailers, foodservice products for use in coffee and beverage service, and other industrial applications, such as portion control, repackaging and ingredient use by other food manufacturers. We believe we are the largest manufacturer of non-dairy powdered creamer in the United States, based on volume. Beverage enhancers represented 15.7% of our consolidated net sales in 2013.

Beverages — We produce a variety of powdered drink mixes, including lemonade, iced tea, energy, vitamin enhanced, and isotonic sports drinks. Also included in this category are the Company’s single serve beverages, which include the Company’s single serve hot beverages, such as cappuccino, cider, hot cocoa, and filtered coffee. In 2013, as a result of the Associated Brands acquisition, we also added specialty teas to our beverages offerings. These products are sold primarily to grocery retailers. We believe we are the largest manufacturer of private label powdered drink mixes in both the United States and Canada, based on volume. Beverages represented 14.9% of our consolidated net sales in 2013.

Salad dressings — We produce pourable and spoonable, refrigerated and shelf stable salad dressings. Our salad dressings are sold primarily to grocery retailers throughout the United States and Canada, and encompass many flavor varieties. We believe we are the largest manufacturer of private label salad dressings in both the United States and Canada, based on volume. Salad dressings represented 14.6% of our consolidated net sales in 2013.

Pickles — We produce pickles and a variety of related products, including peppers and pickled vegetables. We produce private label and regional branded offerings in the pickles category. These products are sold to grocery retailers, foodservice and industrial customers. We believe we are the largest producer of pickles in the United States, based on volume. Pickles and related products represented 13.0% of our consolidated net sales in 2013.

Mexican and other sauces — We produce a wide variety of Mexican and other sauces, including salsa, picante sauce, cheese dip, enchilada sauce, pasta sauces and taco sauce that we sell to grocery retailers and foodservice customers in the United States and Canada, as well as to industrial markets. Mexican and other sauces represented 10.7% of our consolidated net sales in 2013.

Soup and infant feeding — Condensed, ready to serve, and powdered soup, as well as broth and gravy, are produced and packaged in various sizes, from single serve to larger sized packages. We primarily produce private label products sold to grocery retailers. In late 2012, the Company experienced a partial loss of soup business from a customer. Due to timing, this loss had minimal impact on sales in 2012, but had a much larger impact in 2013. See the “Executive Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for more information regarding the impact of this loss. We co-pack organic infant feeding products for a branded baby food company in the Industrial and Export segment. In 2013, soup and infant feeding sales represented 9.6% of our consolidated net sales, with the majority of the sales coming from soup sold through the retail channel.

Cereals —We produce a variety of cold, instant, and cook-on-stove hot cereals, including oatmeal, farina and grits in single-serve instant packets and microwaveable bowls. These products are sold primarily to grocery retailers. We believe we are the largest manufacturer of private label instant hot cereals in both the United States and Canada, based on volume. Cereals represented 7.4% of our consolidated net sales in 2013.

Dry dinners — We produce private label macaroni and cheese, skillet dinners and other value-added side dishes. These products are sold to grocery retailers. Dry dinners represented 5.4% of our consolidated net sales in 2013.

Aseptic products — We produce aseptic products, which include cheese sauces and puddings. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. These products are sold primarily to foodservice customers in cans and flexible packages. Aseptic products represented 4.2% of our consolidated net sales in 2013.

Jams — We produce jams and pie fillings that are sold to grocery retailers and foodservice customers in the United States and Canada. Jams represented 2.5% of our consolidated net sales in 2013.

See Note 21 to the “Consolidated Financial Statements” for financial information by segment.

Customers and Distribution

We sell our products through various distribution channels, including retail grocery, foodservice distributors and industrial and export, which includes food manufacturers and repackagers of foodservice products. We have an internal sales force that manages customer relationships and a broker network which is used for sales to retail and foodservice accounts. Industrial food products are generally sold directly to customers without the use of a broker. Most of our customers purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will.

Products are shipped from our production facilities directly to customers, or from warehouse distribution centers where products are consolidated for shipment to customers if an order includes products manufactured in more than one production facility or product category. We believe this consolidation of products enables us to improve customer service by offering our customers a single order, invoice and shipment.

We sell our products to a diverse customer base, including most of the leading grocery retailers and foodservice operators in the United States and Canada, and also a variety of customers that purchase bulk products for industrial food applications. We currently supply more than 250 food retail customers in North America, including 49 of the 50 largest food retailers, and more than 500 foodservice customers, including the 200 largest food distributors and 53 of the 100 largest restaurant chains. A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2013, our ten largest customers accounted for approximately 52.7% of our consolidated net sales. For the years ended December 31, 2013, 2012 and 2011, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19.0%, 20.7% and 19.1%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented 24.8% and 30.1% of our total trade receivables as of December 31, 2013 and 2012, respectively.

Backlog

Our products are generally shipped from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlog is not material to our business.

Competition

We have several competitors in each of our segments. For sales of private label products to retailers, the principal competitive factors are product quality, quality of service, and price. For sales of products to foodservice, industrial and export customers, the principal competitive factors are price, product quality, specifications, and reliability of service. We believe we are the largest manufacturer of non-dairy powdered creamer and pickles in the United States, based on volume, and the largest manufacturer of private label salad dressings, powdered drink mixes and instant hot cereals in the United States and Canada, based on sales volume.

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

We believe our strategies for competing in each of our business segments, which include superior product quality, effective cost control programs, an efficient supply chain, successful new products, and price, allow us to compete effectively.

Patents and Trademarks

We own a number of registered trademarks. While we consider our trademarks to be valuable assets, we do not consider any trademark to be of such material importance that its absence would cause a material disruption of our business. No trademark is material to any one segment.

Trademarks sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley®, Peter Piper® and Steinfeld’s®. Also sold are trademarks related to sauces and syrups that include, Bennett’s®, Hoffman House®, Roddenbery’s Northwoods® and San Antonio Farms®. Non-dairy powdered creamer is sold under our proprietary Cremora® trademark, and non-dairy refrigerated liquid creamer is sold under the Mocha Mix® trademark. Single serve hot beverages are sold under the Caza Trail® and Grove Square® trademarks. Other refrigerated products are sold under the Second Nature® trademark, and our jams and other sauces are sold under the E.D. Smith® and Habitant® trademarks. Our oatmeal is sold under the McCann’s® trademark. Certain refrigerated dressings and sauces are sold under the Naturally Fresh® trademark. Additionally, certain mayonnaise, dressings, and sauces are sold under the Cains® and Olde Cape Cod® trademarks.

Trademarks used in our Food Away From Home segment include Schwartz®, Saucemaker®, Naturally Fresh®, and Cains®.

As a result of the Associated Brands acquisition, the Company acquired the J-Cloth® and Knox® trademarks. These trademarks are used primarily in the North American Retail Grocery segment.

Seasonality

In the aggregate, total demand for our products does not vary significantly by quarter. However, soup products have a higher percentage of sales in the fourth quarter and lower sales in the second quarter, while dressings have higher sales in the second quarter. Pickles tend to have higher sales in the second quarter and non-dairy powdered creamer tends to have higher sales in the first and fourth quarters. In the beverages category, drink mixes and beverage enhancers tend to have higher sales in the second and third quarters, while coffee and tea tend to have higher sales in the first and fourth quarters. Sales of hot cereals tend to be higher in the first and fourth quarters.

Foreign Operations and Geographic Information

Foreign sales information is set forth in Note 21 to the “Consolidated Financial Statements.”

Raw Materials and Supplies

Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include processed vegetables and meats, soybean oil, coconut oil, casein, oats, wheat, cheese, corn syrup, coffee, tea, cucumbers, peppers and fruit. These ingredients generally are purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. We believe these ingredients are generally available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass containers, plastic containers, corrugated containers, metal closures and metal cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging materials can adversely affect our performance, as price changes often lag behind changes in costs and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

For additional discussion of the risks associated with the raw materials used in our operations, see Part 1, Item 1A — “Risk Factors” and Item 7 — “Known Trends and Uncertainties.”

Working Capital

Our short-term financing needs are primarily for financing working capital during the year. Due to the seasonality of cucumber and fruit production driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and inventories of soup in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarters, respectively. Our long-term financing needs depend largely on potential acquisition activity. Our revolving credit facility, plus cash flow from operations, is expected to be adequate to provide liquidity for a period of no less than twelve months. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Research and Development

Sample preparation, plant trials, ingredient approval and other quality control procedures are conducted at all our manufacturing facilities. Research and development expense totaled $17.5 million, $11.1 million and $10.1 million in 2013, 2012, and 2011, respectively, and is included in the General and administrative line of the Consolidated Statements of Income. Below is a list of our facilities and related research and development activities:

Facility:	Research and Development Activities:
Atlanta, GA	Salad dressings, dips
Ayer, MA	Mayonnaise, salad dressings, sauces
Brooklyn Park, MN	Dry dinners
Delta, British Columbia, Canada	Specialty teas
Dixon, IL	Aseptic products
Green Bay, WI	Pickle and related products
Manawa, WI	Hot cereals, powdered drinks
Medina, NY	Powdered drinks, dry dinners, sweeteners
Mississauga, Ontario, Canada	Powdered drinks, dry dinners, sweeteners
North East, PA	Salad dressings
Oak Brook, IL	All product categories
Pecatonica, IL	Aseptic, powdered creamer
Pittsburgh, PA	Soup, infant feeding
San Antonio, TX	Mexican sauces
Winona, Ontario, Canada	Jams, fruit-based products, sauces

Employees

As of December 31, 2013, our work force consisted of approximately 4,786 full-time employees in the United States and Canada.

Available Information

We make available, free of charge through the “Investor Relations — SEC Filings” link on our Internet website at www.treehousefoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use our Internet website, through the “Investor Relations” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. Copies of any materials the Company files with the SEC can be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330.

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

Executive Officers as of February 20, 2014

Sam K. Reed	67	Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Reed has served as the Chief Executive Officer since January 2005 and President since July 1, 2011.
Dennis F. Riordan	56	Executive Vice President since July 1, 2011. Previously Senior Vice President since January 2006. Chief Financial Officer since January 2006.
Thomas E. O’Neill	58	Executive Vice President since July 1, 2011. Previously Senior Vice President since January 2005. General Counsel, Chief Administrative Officer and Corporate Secretary since January 2005.
Harry J. Walsh	58	Executive Vice President Acquisition Integration since May 2013. Executive Vice President since July 1, 2011 and previously President of Bay Valley Foods, LLC since July 2008. Senior Vice President of Operations from January 2005 through July 2008.
Chris D. Sliva	50	Executive Vice President for TreeHouse Foods, Inc, Chief Operating Officer, and President of Bay Valley Foods, LLC.
Alan T. Gambrel	59	Senior Vice President, Human Resources and Chief Administrative Officer of Bay Valley Foods, LLC.
Erik T. Kahler	48	Senior Vice President, Corporate Development.

Item 1A.	Risk Factors

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

As of December 31, 2013, we had $940.5 million of outstanding indebtedness which included $535 million under our $750 million amended and restated revolving credit facility that matures September 23, 2016, $400 million of high yield notes that matures March 1, 2018, and $5.5 million of tax increment financing, capital lease obligations, and other debt. The inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to access additional borrowing at commercially reasonable terms could affect our ability to pursue additional acquisitions. United States capital credit markets have experienced volatility that has tightened access to capital markets and other sources of funding. Although capital and credit markets and the U.S. and global economies have shown signs of recovery, additional volatility or economic downturns could be experienced in the future. Events affecting the credit markets could have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. There can be no assurance that future volatility or disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets, or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business and could possibly increase our interest expense, which could have a material adverse effect on our financial results.

Increases in interest rates may negatively affect earnings.

As of December 31, 2013, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $535.0 million, based on the outstanding debt balance of our revolving credit facility. As a result, increases in interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could materially reduce our profitability and cash flows. As of December 31, 2013, each one percentage point change in interest rates would result in an approximate $5.4 million change in the annual cash interest expense before any principal payment on our financial instruments with exposure to interest rate risk.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates. We manage the impact of foreign currency fluctuations related to raw material purchases through the use of foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiaries.

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

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very strong. We expect that a significant portion of our net sales will continue to be derived from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers and foodservice operators. For the year ended December 31, 2013, our ten largest customers accounted for approximately 52.7% of our consolidated net sales. These customers typically do not enter into written contracts, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality and customer service performance. If our product sales to one or more of these customers are reduced, this reduction may have a material adverse effect on our business, results of operations and financial condition.

Further, over the past several years, the retail grocery and foodservice industries have experienced a consolidation trend, which has resulted in mass merchandisers and non-traditional grocers gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer large customers. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing or increased promotional programs. If we are unable to use our scale, product innovation and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted. Additionally, if the surviving entity of a consolidation or similar transaction is not a current customer of the Company, we may lose significant business once held with the acquired retailer.

Increases in input costs, such as ingredients, packaging materials and fuel costs, could adversely affect earnings.

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. While individual input cost changes varied throughout the year, with certain costs increasing and others decreasing, input costs remained relatively flat in 2013 compared to 2012. We expect the volatile nature of these costs to continue with an overall upward trend.

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

Some customer buying decisions are based on a periodic bidding process in which the successful bidder is assured the selling of its selected product to the food retailer, super center, mass merchandiser, or foodservice distributors, until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price points. Either of these outcomes may adversely affect our results of operations.

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

Acquisitions involve risks, including those associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate businesses or technologies we acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations due to, among other things, the incurrence of debt, onetime write-offs of goodwill, and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes, eating habits, and overall purchasing trends of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time, and our failure to anticipate, identify, or react to these changes could result in reduced demand for our products, which would adversely affect our operating results and profitability.

We may be subject to product liability claims for misbranded, adulterated, contaminated or spoiled food products.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming, and may require management to spend time defending the claims rather than operating our business. A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals, product recalls, destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in a loss of confidence in our food products, which could have an adverse effect on our financial condition, results of operations, or cash flows.

New laws or regulations or changes in existing laws or regulations could adversely affect our business.

The food industry is subject to a variety of federal, state, local, and foreign laws and regulations, including those related to food safety, food labeling, and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, international trade, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations, or the introduction of new laws or regulations, could increase the costs of doing business for us, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs, capital expenditures, and other financial obligations for us. We use natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. In addition, climate change could affect our ability to procure needed commodities at costs and in quantities we currently experience, and may require us to make additional unplanned capital expenditures.

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

Changes in weather conditions and natural disasters such as floods, droughts, frosts, earthquakes, hurricanes, fires, or pestilence, may affect the cost and supply of commodities and raw materials. Additionally, these events could result in reduced supplies of raw materials. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Further, our earnings may be affected by seasonal factors including the seasonality of our supplies and consumer demand. Damage or disruption to our production or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Disruption of our supply chain or distribution capabilities could have an adverse effect on our business, financial condition and results of operations.

Our ability to manufacture, move and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, pandemic, strikes, import restrictions, or other factors could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Our business could be harmed by strikes or work stoppages by our employees.

Currently, a significant number of our full-time distribution, production, and maintenance employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate the following production facilities, the majority of which are owned, except for the facilities located in City of Industry, California, Delta, British Columbia, Canada, and Toronto, Ontario, Canada. We also lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin, Pittsburgh, Pennsylvania, and Mississauga, Ontario, Canada. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. On August 7, 2012, the Company announced the planned closing of the Mendota, Illinois and Seaforth, Ontario, Canada facilities. The Mendota, Illinois facility ended production as of December 31, 2012 and the Seaforth, Ontario, Canada facility ended production in December 2013 with full plant closure expected to occur in the first quarter of 2014. See the “Recent Developments” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding these closures. The following chart lists the location and principal products by segment produced at our production facilities at December 31, 2013:

Facility Location	Principal Products	Segment (1)
Atlanta, Georgia	Dressings, sauces, and dips	1,2
Ayer, Massachusetts	Mayonnaise, dressings, and sauces	1,2
Brooklyn Park, Minnesota	Macaroni and cheese and skillet dinners	1
City of Industry, California	Liquid non-dairy creamer and refrigerated salad dressings	1,2,3
Chicago, Illinois	Refrigerated foodservice pickles	2
Delta, British Columbia, Canada	Specialty tea	1,3
Dixon, Illinois	Aseptic cheese sauces, puddings, and gravies	2,3
Faison, North Carolina	Pickles, peppers, relish, and syrup	1,2,3
Green Bay, Wisconsin	Pickles, peppers, relish, and sauces	1,2,3
Kenosha, Wisconsin	Macaroni and cheese and skillet dinners	1
Manawa, Wisconsin	Cereal and beverages	1,2,3
Medina, New York	Beverages, beverage enhancers, dry dinners, and dry soup	1,2,3
New Hampton, Iowa	Non-dairy powdered creamer	3
North East, Pennsylvania	Salad dressings and mayonnaise	1,3
Pecatonica, Illinois	Non-dairy powdered creamer	1,2,3
Pittsburgh, Pennsylvania	Soups, broths, gravies, and baby food	1,3
Plymouth, Indiana	Pickles, peppers, and relish	1,2,3
San Antonio, Texas	Mexican sauces	1,2,3
Seaforth, Ontario, Canada	Salad dressings and mayonnaise	1,3
Toronto, Ontario, Canada	Cereal	1,2,3
Wayland, Michigan	Non-dairy powdered creamer	1,3
Winona, Ontario, Canada	Jams, pie fillings, and specialty sauces	1,2,3

(1) Segments:	1. North American Retail Grocery
2. Food Away From Home
3. Industrial and Export

Item 3.	Legal Proceedings

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

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “THS.” The high and low closing sales prices of our common stock as quoted on the NYSE for each quarter of 2013 and 2012 are provided in the table below:

	2013		2012
	High	Low	High	Low
First Quarter	$65.15	$52.23	$65.52	$54.75
Second Quarter	67.41	61.16	62.29	55.06
Third Quarter	74.00	64.04	63.22	48.42
Fourth Quarter	75.19	67.07	56.73	49.97

The closing sales price of our common stock on January 31, 2014 as reported on the NYSE, was $65.84 per share. On January 31, 2014, there were 3,133 shareholders of record of our common stock.

We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, any earnings will be retained for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our board of directors (“Board of Directors”).

The Company did not purchase any shares of its common stock in either 2013 or 2012.

Performance Graph

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2008 through December 31, 2013. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P Small Cap 600 Index, Russell 2000 Index and a Peer Group Index consisting of the following group of companies selected based on the similar nature of their business: Kraft Foods Group, Inc., The Hillshire Brands Company, General Mills, Inc., Kellogg Co., ConAgra Foods Inc., Archer Daniels Midland Co., Campbell Soup Co., McCormick & Co. Inc., JM Smucker Co., Ingredion, Inc., Lancaster Colony Corp., Flowers Foods, Inc., The Hain Celestial Group, Inc., Snyder’s-Lance, Inc., J&J Snack Foods Corp., B&G Foods, Inc., and Farmer Bros. Co. Changes from the prior year include the removal of Ralcorp Holdings Inc. and H.J. Heinz Company, as they were acquired during 2013. The graph assumes an investment of $100 on December 31, 2008, in each of TreeHouse Foods’ common stock, the stocks comprising the S&P Small Cap 600 Index, Russell 2000 Index and the Peer Group Index.

COMPARISON OF CUMULATIVE TOTAL RETURN OF $100 AMONG TREEHOUSE FOODS, INC.,

S&P SMALL CAP 600 INDEX, RUSSELL 2000 INDEX AND THE PEER GROUP INDEX

	Base Period 12/31/08	INDEXED RETURNS Years Ending

Company Name/Index		12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
TreeHouse Foods, Inc.	100	142.66	187.56	240.01	191.37	253.01
S&P SmallCap 600 Index	100	125.57	158.60	160.22	186.37	263.37
Russell 2000 Index	100	127.17	161.32	154.59	179.86	249.69
Peer Group	100	121.86	132.65	145.29	157.84	200.38

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2013:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))

	(In thousands)				(In thousands)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	3,260	(1)	$36.71	(2)	2,224
Equity compensation plans not approved by security holders:
None	—		—		—

Total	3,260		$36.71		2,224

(1)	Includes 0.4 million restricted stock units and 0.2 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)	Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued performance conditions. Accordingly, the restricted stock units and performance units have been disregarded for purposes of computing the weighted-average exercise price.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2013. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements and related Notes.

	Year Ended December 31,
	2013 (3)	2012 (2)	2011	2010 (1)	2009
	(In thousands, except per share data)
Operating data:
Net sales	$2,293,927	$2,182,125	$2,049,985	$1,817,024	$1,511,653
Cost of sales	1,818,378	1,728,215	1,576,688	1,385,690	1,185,283

Gross profit	475,549	453,910	473,297	431,334	326,370
Operating expenses:
Selling and distribution	134,998	136,779	142,341	120,120	107,938
General and administrative	121,065	102,973	101,817	107,126	80,466
Amortization expense	35,375	33,546	34,402	26,352	13,381
Other operating expense (income), net	5,947	3,785	6,462	1,183	(6,224)

Total operating expenses	297,385	277,083	285,022	254,781	195,561

Operating income	178,164	176,827	188,275	176,553	130,809
Other expense (income):
Interest expense	49,304	51,609	53,071	45,691	18,430
Interest income	(2,185)	(643)	(48)	—	(45)
Loss (gain) on foreign currency exchange	2,890	358	(3,510)	(1,574)	(7,387)
Other expense (income), net	3,245	1,294	(1,036)	(3,964)	(2,263)

Total other expense	53,254	52,618	48,477	40,153	8,735

Income from continuing operations, before income taxes	124,910	124,209	139,798	136,400	122,074
Income taxes	37,922	35,846	45,391	45,481	40,760

Net income	$86,988	$88,363	$94,407	$90,919	$81,314

Net earnings per basic share	$2.39	$2.44	$2.64	$2.59	$2.54
Net earnings per diluted share	$2.33	$2.38	$2.56	$2.51	$2.48
Weighted average shares — basic	36,418	36,155	35,805	35,079	31,982
Weighted average shares — diluted	37,396	37,118	36,950	36,172	32,798

Other data:
Balance sheet data (at end of period):
Total assets	$2,721,054	$2,525,873	$2,404,529	$2,391,248	$1,384,428
Long-term debt	938,945	898,100	902,929	976,452	401,640
Other long-term liabilities	40,058	49,027	54,346	38,553	31,453
Deferred income taxes	228,569	212,461	202,258	194,917	45,381
Total stockholders’ equity	1,273,118	1,179,255	1,073,517	977,966	756,229

(1)	We acquired Sturm Foods, Inc. and S.T. Specialty Foods, Inc. in 2010.
(2)	We acquired Naturally Fresh in 2012.
(3)	We acquired Cains and Associated Brands in 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We believe we are the largest manufacturer of private label salad dressings, powdered drink mixes, and instant hot cereals in the United States and Canada, and the largest manufacturer of non-dairy powdered creamer and pickles in the United States, based upon total sales volumes. In 2013, based on available industry data, private label products sold in the retail grocery channel in the United States, which compete with branded products on the basis of equivalent quality at a lower price, represented approximately 25% of all shelf stable pickle and pepper products, approximately 42% of all non-dairy powdered creamer, approximately 30% of all powdered drinks, approximately 15% of all salad dressings, approximately 28% of all hot cereals, and approximately 12% of all canned soup.

We sell our products primarily to the retail grocery and foodservice channels. For the year ended December 31, 2013, sales to the retail grocery and foodservice channels represented 71.6% and 15.7%, respectively, of our consolidated net sales. The remaining 12.7% represented industrial and export sales. A majority of our sales are private label products.

We intend to grow our business profitably through the following strategic initiatives:

•	Expand Partnerships with Retailers: As grocery retailers become more demanding of their private label food product suppliers, they have come to expect strategic insight, product innovation, customer service and logistical economies of scale similar to those of our branded competitors. To this end, we are continually developing, investing in, and expanding our private label food product offerings and capabilities in these areas. In addition to our low cost manufacturing, we have invested in research and development, product and packaging innovation, category management, information technology systems, and other capabilities. We believe that these investments enable us to provide a broad and growing array of private label food products that generally meet or exceed the value and quality of branded competitors that have comparable sales, marketing, innovation, and category management support. We believe that we are well positioned to expand our market share with grocery retailers given our differentiated capabilities, breadth of product offerings, and geographic reach.

•	Utilize Our Scale and Innovation to Meet Customer Needs: The U.S. retail food industry has continued to bifurcate from traditional food retailers (those who carry a full array of refrigerated, frozen, and shelf stable products) to specialty retailers who cater to consumers who migrate to either end of the value spectrum. These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value of their food purchases, or catering to consumers looking for the highest quality ingredients, unique packaging, or products to satisfy particular dietary needs. We offer a broad array of innovative products that we believe meet the “good, better, and best” needs of both traditional grocers and specialty retailers.

•	Drive Growth and Profitability from our Existing Product Portfolio: We believe we can drive organic growth from our existing product portfolio. Through insights gained from our Economic Value Added (“EVA”) analyses, we develop operating strategies that enable us to focus our resources and investments on products and categories that we believe offer the highest potential. Additionally, EVA analyses identify products and categories that lag the broader portfolio and require corrective action. We believe EVA analysis is a helpful tool that maximizes the full potential of our product offerings.

•

Leverage Cross-Selling Opportunities Across Customers, Sales Channels and Geographies: While we have high private label food product market shares in the United States for our non-dairy powdered creamer, soup, salad dressing, powdered drinks, instant hot cereals, and pickles, as well as a significant branded and private label food product market share in jams in Canada, we believe we still have significant potential for growth with grocery retailers and foodservice distributors that we either currently serve in a limited manner, or do not currently serve. We believe that certain customers view our size and scale as an advantage over smaller private label food product producers, many of whom provide only a single category or service to a single customer or geography. Our ability to service customers across North America and across a wider spectrum of products and capabilities provides many opportunities for cross-selling to customers who seek to reduce the number of private label food product suppliers they utilize.

•	Growth Through Acquisitions: We believe we have the expertise and demonstrated ability to identify and integrate value-enhancing acquisitions. We selectively pursue acquisitions of complementary businesses that we believe are a compelling strategic fit with our existing operations. Each potential acquisition is evaluated for merit utilizing a rigorous analysis that assesses targets for their market attractiveness, intrinsic value, and strategic fit. We believe our acquisitions have been successful and consistent with our strategy. Since we began operating as an independent company in 2005, our acquisitions have significantly added to our revenue base, enhanced margins, and allowed us to expand from an initial base of two center-of-store, shelf stable food categories to more than ten. We attempt to maintain conservative financial policies when pursuing acquisitions and we believe that our proven integration strategies have resulted in rapid deleveraging. By identifying targets that fit within our defined strategies, we believe we can continue to expand our product selection and continue our efforts to be the low-cost, high quality and innovative supplier of private label food products for our customers. The merger and acquisition market showed increased activity in 2013 compared to prior years as economic conditions began to improve. During 2013, we completed the acquisitions of Cains for approximately $35 million and Associated Brands for approximately CAD $187 million.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition and results of operations for the years ended December 31, 2013, 2012 and 2011. This should be read in conjunction with the “Consolidated Financial Statements” and the Notes to those Consolidated Financial Statements included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” for a discussion of the uncertainties, risks and assumptions associated with these statements.

The Company achieved a 5.1% increase in net sales for the year ended December 31, 2013 as compared to 2012, due to additional sales from acquisitions and price increases. This increase was partially offset by a decrease in volume/mix driven primarily by the partial loss of soup business from a customer, and continued volatility in other product categories. The loss of the soup business negatively impacted our net sales attributed to volume/mix by approximately 2.2% for the year ended December 31, 2013. Offsetting the negative impact of the loss of the soup business and other declines were increased sales and volumes of the Company’s single serve filtered coffee products, which had only a minor impact in 2012.

Total direct operating income increased 9.4%, to $364.6 million, for the year ended December 31, 2013, compared to 2012. The increase in profitability was due to sales mix, pricing, cost containment, and reduced freight costs, resulting in total direct operating income as a percentage of net sales increasing to 15.9% for the year ended December 31, 2013, as compared to 15.3% from the same period last year.

During 2013, the food industry continued to experience sales and volume weakness. While it is difficult to ascertain the exact cause of this continued pattern, the Company believes it could be due in part to shifting consumer patterns, stagnant household income, and less waste. The industry has seen a shift in consumer’s desire to prepare fresh foods, as well as a desire to purchase more natural products. These changes have challenged traditional package food volumes. In addition, while the economy appears to be improving, household income has either remained the same or decreased, forcing consumers to make tough decisions on spending. Finally, we believe consumers are still focusing on using a higher percentage of their food purchases by eating more leftovers. These factors appear, in our view, to be some of the drivers supporting the continued pattern of volume weakness. We expect that over the long term, volumes will stabilize and return to rates consistent with population growth. For the year ended December 31, 2013, the Company’s change in net sales due to volume/mix was a negative 0.5%. This negative volume/mix was impacted by the partial loss of soup business that the Company has described over the past year. The lost soup business accounted for a 2.2% loss in volume/mix.

Despite the challenges discussed above, we had success with the first full year of our single serve filtered coffee products, where customer feedback has been positive. Our goal is to be the industry leader in premium private label single serve filtered coffee products. In addition to this investment, we also completed two acquisitions, in which the Associated Brands acquisition helped strengthen the Company’s retail presence in private label dry grocery, and introduced a line of specialty tea products that complements our fast growing single serve coffee business. Additionally, the Cains acquisition expanded the Company’s footprint in the Northeast United States, enhanced our foodservice presence, and enriched our packaging capabilities.

The Company’s exposure to foreign exchange rates is primarily limited to the Canadian dollar. For the year 2013, the Company had a foreign currency loss of $2.9 million due to fluctuations between the U.S. and Canadian currency exchange rates.

The Company completed its annual assessment of goodwill and intangible assets as of December 31, 2013 and did not have any impairments.

Recent Developments

On February 11, 2014, the Company, along with our 100% subsidiaries, Bay Valley Foods and Sturm, filed suit against Green Mountain Coffee Roasters, Inc. and Keurig, Inc., accusing them of anticompetitive acts to unlawfully maintain a monopoly over the cups used in single-serve brewers. We seek free and open competition to bring our customers high quality and truly innovative products at better prices. In our complaint, filed in the United States District Court for the Southern District of New York, we assert claims against Green Mountain for violation of federal antitrust laws, and state antitrust and unfair competition statutes and common law of the states of New York, Wisconsin and Illinois.

On October 8, 2013, the Company completed its acquisition of all of the outstanding equity interests of Associated Brands from TorQuest Partners LLC and other shareholders. Associated Brands, a privately owned Canadian company, is a private label manufacturer of powdered drinks, specialty teas, and sweeteners. The purchase price was approximately CAD $187 million, subject to an adjustment for working capital. The acquisition was financed through cash on hand and borrowings under the Company’s existing $750 million credit facility. The acquisition of Associated Brands strengthened the Company’s retail presence in private label dry grocery and introduced a line of specialty tea products that complements our fast growing single serve coffee business. Associated Brands has approximately $200 million in annual revenue and will impact each of the Company’s segments.

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

The Company continues to monitor the restructuring of the soup business and also the closure of its salad dressing plant in Seaforth, Ontario. From plan inception and through December 31, 2013, the Company has incurred a total of $25.0 million related to the soup restructuring as compared to total expected costs of $27.2 million. Based on the status of the soup restructuring, the Company does not expect significant changes to the plan. Total costs of the Seaforth closure as of December 31, 2013 are expected to be $13.5 million. To date, the Company has incurred $13.2 million related to the Seaforth closure. Production at our Seaforth facility ended in December 2013, and full plant closure is expected to be in the first quarter of 2014. No significant changes to the Seaforth closure plan are expected.

During the fourth quarter of 2013, the Company wrote off an investment in a small, pepper related business in New Mexico in the amount of approximately $4.5 million. Prior to the fourth quarter, and through November 2013, management indicated that the business was progressing well. However, during December 2013, a series of unfavorable events occurred that led the Company to the conclusion that the investment was worthless. Those events include the fact that the business lost its largest and most significant customer, failed to generate new business, experienced difficulty in renewing their line of credit, was informed that a co-packer decided to terminate their business relationship, and the business was at risk of losing water rights at their plant, which would prohibit them from being able to produce product in-house. Of the total write-off, $4.0 million is recorded in the Other expense (income), net line with the remaining balance recorded in the General and administrative line of the Consolidated Statements of Income.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$2,293,927	100.0%	$2,182,125	100.0%	$2,049,985	100.0%
Cost of sales	1,818,378	79.3	1,728,215	79.2	1,576,688	76.9

Gross profit	475,549	20.7	453,910	20.8	473,297	23.1
Operating expenses:
Selling and distribution	134,998	5.9	136,779	6.3	142,341	6.9
General and administrative	121,065	5.3	102,973	4.7	101,817	5.0
Amortization expense	35,375	1.5	33,546	1.5	34,402	1.7
Other operating expense, net	5,947	0.2	3,785	0.2	6,462	0.3

Total operating expenses	297,385	12.9	277,083	12.7	285,022	13.9

Operating income	178,164	7.8	176,827	8.1	188,275	9.2
Other (income) expense:
Interest expense	49,304	2.2	51,609	2.3	53,071	2.6
Interest income	(2,185)	(0.1)	(643)	—	(48)	—
Loss (gain) on foreign currency exchange	2,890	0.1	358	—	(3,510)	(0.2)
Other expense (income), net	3,245	0.1	1,294	0.1	(1,036)	—

Total other expense	53,254	2.3	52,618	2.4	48,477	2.4

Income before income taxes	124,910	5.5	124,209	5.7	139,798	6.8
Income taxes	37,922	1.7	35,846	1.6	45,391	2.2

Net income	$86,988	3.8%	$88,363	4.1%	$94,407	4.6%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales — Net sales increased 5.1% to $2,293.9 million for the year ended December 31, 2013, compared to $2,182.1 million, for the year ended December 31, 2012. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
	(Dollars in thousands)
North American Retail Grocery	$1,642,190	$1,568,014	$74,176	4.7%
Food Away From Home	360,868	338,357	22,511	6.7
Industrial and Export	290,869	275,754	15,115	5.5

Total	$2,293,927	$2,182,125	$111,802	5.1%

The increase in net sales was primarily due to the Cains and Associated Brands acquisitions, as well as a full year of sales from Naturally Fresh (acquired in April 2012). Pricing during the year was offset by reductions in volume/mix, primarily in the soup, aseptic, pickles and dry dinners categories. The reductions in volume/mix were partially offset by increases in the beverages (primarily single serve filtered coffee) and Mexican sauces categories.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material and packaging costs, labor costs, facility and equipment costs (including costs to operate and maintain our warehouses), as well as costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.3% in 2013 from 79.2% in the prior year. Contributing to the increase in cost of sales, as a percent of net sales, was an incremental $16.1 million of costs associated with restructurings, facility consolidations and acquisitions as compared to 2012, as well as higher cost of sales associated with the Cains and Associated Brands businesses. Overall input costs on a year over year basis were relatively flat.

Operating Costs and Expenses — Operating expenses increased to $297.4 million in 2013 compared to $277.1 million in 2012. The increase in 2013 resulted from the following:

Selling and distribution expenses decreased $1.8 million in 2013 compared to 2012, and as a percentage of net sales, decreased to 5.9% in 2013 from 6.3% in 2012. The decrease is primarily due to decreased distribution and delivery costs resulting from efficiencies such as increased utilization of existing shipping capacity and strategic product positioning to reduce distribution expense. Also contributing to the decrease were lower freight costs and volume, as the Company experienced a shift in sales mix to lighter products, which were partially offset by additional costs from the Cains, Associated Brands, and Naturally Fresh acquisitions.

General and administrative expenses increased $18.1 million in 2013 compared to 2012. The increase was primarily related to increases in incentive based compensation expense due to increased profitability, as well as the Cains, Associated Brands, and Naturally Fresh acquisitions.

Amortization expense increased $1.8 million in 2013 compared to 2012 due primarily to amortization of additional Enterprise Resource Planning (“ERP”) system costs and additional amortization of intangibles acquired in the Cains, Associated Brands, and Naturally Fresh acquisitions.

Other operating expense increased $2.2 million in 2013 compared to 2012. The increase was primarily due to a full year of costs in 2013 for the soup restructuring and the Seaforth salad dressing plant closure as compared to 2012. Restructuring costs related to accelerated depreciation were recorded in Cost of sales.

Interest Expense — Interest expense in 2013 was $49.3 million, a decrease of $2.3 million from 2012 due to a decrease in interest rates and lower average debt levels.

Interest Income — Interest income of $2.2 million in 2013 related to interest earned on the cash held by our Canadian subsidiary and gains on investments as discussed in Note 5 to our Consolidated Financial Statements.

Foreign Currency — The impact of changes in foreign currency resulted in a loss of $2.9 million in 2013, versus a loss in 2012 of $0.4 million.

Other expense (income), net — Other expense (income) was a loss of $3.2 million in 2013, versus a loss of $1.3 million in 2012, primarily due to the write off of the Company’s investment in a small, pepper related company in New Mexico, partially offset by mark to market gains on commodity contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 30.4% for 2013 compared to 28.9% for 2012. The increase in the effective tax rate for the year ended December 31, 2013 as compared to 2012 was attributable to an unfavorable mix of pre-tax income between the U.S. and Canada, transaction costs associated with the Associated Brands acquisition that were not deductible for tax purposes, and an increase in state tax expense.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 — Results by Segment

North American Retail Grocery

	Year Ended December 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,642,190	100.0%	$1,568,014	100.0%
Cost of sales	1,282,253	78.1	1,219,516	77.8

Gross profit	359,937	21.9	348,498	22.2
Freight out and commissions	65,772	4.0	69,665	4.4
Direct selling and marketing	35,466	2.1	34,097	2.2

Direct operating income	$258,699	15.8%	$244,736	15.6%

Net sales in the North American Retail Grocery segment increased by $74.2 million, or 4.7%, for the year ended December 31, 2013 compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$1,568,014
Volume/mix	11,184	0.7%
Pricing	1,383	0.1
Acquisitions	68,029	4.3
Foreign currency	(6,420)	(0.4)

2013 Net sales	$1,642,190	4.7%

The increase in net sales from 2012 to 2013 was due to acquisitions, increased volume/mix, and pricing. Overall North American Retail Grocery volume (in pounds) decreased from 2012, as heavier products like soup, pickles and dry dinners were offset by lighter products such as single serve filtered coffee. This shift in mix resulted in an overall increase in volume/mix of 0.7% in 2013. Losses in the soup category, resulting from the partial loss of business from a customer, were the most significant and accounted for approximately a 3.1% loss in volume/mix. The remaining categories accounted for a 3.8% increase in volume/mix.

Cost of sales as a percentage of net sales increased from 77.8% in 2012 to 78.1% in 2013 primarily due to higher cost of sales from the Cains and Associated Brands acquisitions. Also contributing to the increase was a year over year increase of acquisition and integration related expenses that are included in cost of goods sold. Before considering the current year acquisitions and the acquisition and integration expenses, cost of goods sold as a percentage of net sales in 2013 was only slightly lower than 2012.

Freight out and commissions paid to independent brokers decreased $3.9 million, or 5.6%, primarily due to efficiencies such as increased utilization of existing shipping capacity and strategic product positioning to reduce distribution expense. Also contributing to the decrease were lower freight costs and volume, as the Company experienced a shift in sales mix to lighter products, that was partially offset by additional costs from the Cains and Associated Brands acquisitions, and a full year of expenses from Naturally Fresh.

Direct selling and marketing increased $1.4 million primarily due to the Cains and Associated Brands acquisitions.

Food Away From Home

	Year Ended December 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$360,868	100.0%	$338,357	100.0%
Cost of sales	289,366	80.2	274,082	81.0

Gross profit	71,502	19.8	64,275	19.0
Freight out and commissions	12,875	3.6	12,398	3.7
Direct selling and marketing	8,517	2.3	7,964	2.3

Direct operating income	$50,110	13.9%	$43,913	13.0%

Net sales in the Food Away From Home segment increased by $22.5 million, or 6.7%, for the year ended December 31, 2013 compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$338,357
Volume/mix	(22,810)	(6.7)%
Pricing	5,513	1.6
Acquisitions	41,003	12.1
Foreign currency	(1,195)	(0.3)

2013 Net sales	$360,868	6.7%

Net sales increased in 2013 compared to 2012 as a result of acquisitions and price increases that were partially offset by volume/mix reductions, primarily in our aseptic and pickles categories.

Cost of sales as a percentage of net sales decreased from 81.0% in 2012, to 80.2% in 2013, primarily due to the rationalization of low margin aseptic and pickles business. Additionally, cost savings from operating efficiencies were partially offset by higher cost of sales from the Cains, Associated Brands, and Naturally Fresh acquisitions.

Freight out and commissions paid to independent brokers increased $0.5 million in 2013 compared to 2012. Additional costs associated with the Cains and Associated Brands acquisitions and a full year of costs for Naturally Fresh were partially offset by decreased freight costs, lower volume, and a shift in sales mix. Freight and commissions were 3.6% of net sales, a slight decrease from 2012.

Direct selling and marketing expenses were $8.5 million in 2013 compared to $8.0 million in 2012, reflecting the Cains and Associated Brands acquisitions.

Industrial and Export

	Year Ended December 31,
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$290,869	100.0%	$275,754	100.0%
Cost of sales	228,031	78.4	223,667	81.1

Gross profit	62,838	21.6	52,087	18.9
Freight out and commissions	5,244	1.8	5,924	2.2
Direct selling and marketing	1,840	0.6	1,500	0.5

Direct operating income	$55,754	19.2%	$44,663	16.2%

Net sales in the Industrial and Export segment increased by $15.1 million, or 5.5%, for the year ended December 31, 2013 compared to the prior year. The change in net sales from 2012 to 2013 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2012 Net sales	$275,754
Volume/mix	918	0.3%
Pricing	(1,563)	(0.6)
Acquisitions	15,889	5.8
Foreign currency	(129)	—

2013 Net sales	$290,869	5.5%

The increase in net sales was due to acquisitions, partially offset by pricing. Volume/mix for the segment experienced a slight increase, as increases in the beverages category (primarily single serve filtered coffee) were partially offset by reductions in the soup and infant feeding and beverage enhancers categories.

Cost of sales, as a percentage of net sales, decreased from 81.1% in 2012 to 78.4% in 2013, primarily due to sales mix, cost savings from operating efficiencies, partially offset by higher cost of sales for the Cains, Associated Brands, and Naturally Fresh acquisitions.

Freight out and commissions paid to independent sales brokers were $5.2 million in 2013 compared to $5.9 million in 2012. This decrease was due to lower volumes and freight costs.

Direct selling and marketing was $1.8 million in 2013 compared to $1.5 million in 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales — Net sales increased 6.4% to $2,182.1 million for the year ended December 31, 2012, compared to $2,050.0 million, for the year ended December 31, 2011. Net sales by segment are shown in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
	(Dollars in thousands)
North American Retail Grocery	$1,568,014	$1,456,213	$111,801	7.7%
Food Away From Home	338,357	307,819	30,538	9.9
Industrial and Export	275,754	285,953	(10,199)	(3.6)

Total	$2,182,125	$2,049,985	$132,140	6.4%

The increase in net sales is driven by the acquisition of Naturally Fresh (3.0%) and increases in pricing (3.4%) needed to offset higher costs.

Cost of Sales — Cost of sales as a percentage of consolidated net sales increased to 79.2% in 2012 from 76.9% in the prior year. The increase in cost of sales is primarily due to an increase in operating and input costs, accelerated depreciation associated with the restructurings, and a shift in the mix of products sold. The underlying costs of most raw materials trended higher in 2012. This increase in raw material costs was partially offset by a slight decrease in packaging costs.

Operating Costs and Expenses — Operating expenses decreased to $277.1 million in 2012 compared to $285.0 million in 2011. The decrease in 2012 resulted from the following:

Selling and distribution expenses decreased $5.6 million in 2012 compared to 2011, and as a percentage of net sales, decreased to 6.3% in 2012 from 6.9% in 2011. The decrease was mainly due to lower distribution and delivery costs resulting from reduced freight rates, along with efficiencies resulting from the 2011 warehouse consolidation program. The decrease was partially offset by increased costs associated with the acquisition of Naturally Fresh and higher salaries resulting from investments in business support teams in 2012 versus 2011.

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

Interest income of $0.6 million in 2012 related to interest earned on the cash held by our Canadian subsidiary. In 2011, interest income was insignificant.

The impact of changes in foreign currency resulted in a loss of $0.4 million in 2012, versus a gain in 2011 of $3.5 million, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Other expense (income) was a loss of $1.3 million in 2012 versus a gain of $1.0 million in 2011, primarily due to a mark to market loss on commodity contracts.

Income Taxes — Income tax expense was recorded at an effective rate of 28.9% for 2012 compared to 32.5% for 2011. The decrease in the effective tax rate was attributable to the tax impact of the repayment of certain intercompany debt, a decrease in the Canadian tax rate, and a decrease in state tax expense.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — Results by Segment

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

Net sales in the North American Retail Grocery segment increased by $111.8 million, or 7.7%, for the year ended December 31, 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$1,456,213
Volume/mix	32,856	2.3%
Pricing	52,826	3.6
Acquisitions	28,808	2.0
Foreign currency	(2,689)	(0.2)

2012 Net sales	$1,568,014	7.7%

The increase in net sales from 2011 to 2012 was primarily due to price increases, increases in volume/mix, and the acquisition of Naturally Fresh in 2012. Overall volume/mix was higher in 2012 compared to that of 2011, primarily due to volume increases in salad dressings, pasta sauces, and Mexican sauces, partially offset by volume decreases in beverage enhancers and soup.

Cost of sales as a percentage of net sales increased from 75.7% in 2011 to 77.8% in 2012, primarily due to higher operating and raw material costs, partially offset by increased pricing and decreases in packaging costs. Also impacting the percentage increase was a shift in the sales mix to customers and products that carry a higher cost on a percentage basis.

Freight out and commissions paid to independent brokers decreased $7.4 million or 9.6%, primarily due to lower freight rates and efficiencies resulting from last year’s warehouse consolidation program.

Direct selling and marketing increased $1.5 million, primarily due to the Naturally Fresh acquisition.

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

Net sales in the Food Away From Home segment increased by $30.5 million, or 9.9%, for the year ended December 31, 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$307,819
Volume/mix	(13,357)	(4.3)%
Pricing	12,108	3.9
Acquisitions	32,203	10.4
Foreign currency	(416)	(0.1)

2012 Net sales	$338,357	9.9%

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

Freight out and commissions paid to independent brokers increased $1.1 million in 2012 compared to 2011, primarily due to the acquisition of Naturally Fresh in 2012. Freight costs did not decrease in this segment as they did for the North American Retail Grocery segment, as most customers pick up their products. Freight and commissions were 3.7% of net sales, consistent with the prior year rate of 3.6%.

Direct selling and marketing expenses were $8.0 million in 2012 compared to $7.0 million in 2011, reflecting the acquisition of Naturally Fresh.

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

Net sales in the Industrial and Export segment decreased by $10.2 million, or 3.6%, for the year ended December 31, 2012 compared to the prior year. The change in net sales from 2011 to 2012 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2011 Net sales	$285,953
Volume/mix	(16,225)	(5.7)
Pricing	5,431	1.9
Acquisitions	708	0.2
Foreign currency	(113)	—

2012 Net sales	$275,754	(3.6)

The decrease in net sales was primarily due to volume/mix decreases, partially offset by pricing. The volume decrease was primarily due to decreases in soup, beverage enhancers, and infant feeding sales volumes.

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

Known Trends and Uncertainties

The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. While the increases or decreases in the price of our input costs varied among the categories, our input costs were relatively flat on an overall basis from 2012 to 2013. However, we expect these costs to continue to be volatile with an overall upward trend. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

The U.S. retail food industry has continued to bifurcate from traditional food retailers (those who carry a full array of refrigerated, frozen and shelf stable products) to specialty retailers who cater to consumers who migrate to either end of the value spectrum. These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value of their food purchases, or catering to consumers looking for the highest quality ingredients, unique packaging or products to satisfy particular dietary needs. Additionally, trends to natural products are an increasing area of consumer focus. These trends include shifting to products that are organic or natural, and do not contain any genetically modified organisms. We believe we have the necessary resources available to address these trends and to continue to focus on consumer’s needs. This changing behavior has prompted us to develop new formulations, packaging, and sizes to meet customer and consumer needs.

Competitive Environment

There has been significant consolidation in the retail grocery and foodservice industries in recent years resulting in mass merchandisers and non-traditional grocers, such as those offering a limited assortment, to gain market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer, large customers. There can be no assurance that we will be able to keep our existing customers, or gain new customers. As the consolidation of the retail grocery and foodservice industry continues, we could lose sales and profits if any one or more of our existing customers were to be sold or if limited assortment stores reduce the variety of products that we sell.

Both the difficult economic environment and the increased competitive environment in the retail and foodservice channels have caused competition to become increasingly intense in our business. We expect this trend to continue for the foreseeable future.

Consistent with our strategy, our future growth depends, in part, on our ability to identify and acquire suitable acquisition candidates. The consolidation trend in the food manufacturing industry and competition for acquisition candidates continues to intensify. We expect this trend to continue for the foreseeable future.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions, and managing its capital structure on a short and long-term basis. Over the last three years, the Company has generated $577.3 million in cash flow from operating activities due to strong earnings and by focusing on working capital management. If additional borrowings are needed in the future, we believe that we have adequate availability under our revolving credit facility. Approximately $204.2 million was available on the revolving credit facility as of December 31, 2013. See Note 11 to our “Consolidated Financial Statements” for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the credit facility and meet foreseeable liquidity requirements for a period of no less than twelve months.

Cash flows from operating activities:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$86,988	$88,363	$94,407
Depreciation & amortization	108,642	98,215	83,018
Stock-based compensation	16,118	12,824	15,107
Deferred income taxes	(11,894)	5,724	15,114
Changes in operating assets and liabilities, net of acquisitions	11,693	(4,112)	(50,992)
Other	5,143	3,545	(583)

Net cash provided by operating activities	$216,690	$204,559	$156,071

Our cash from operations was $216.7 million in 2013, compared to $204.6 million in 2012, an increase of $12.1 million. The Company continues to generate consistent net income. The increase in cash provided by operations was mainly attributable to changes in operating assets and liabilities. During 2013, the Company used cash as inventories increased resulting from softer than expected sales. This use of cash was more than offset by a higher accounts payable and accrued expenses balance as of December 31, 2013 compared to 2012, as the Company used its resources more efficiently. In addition, depreciation and amortization increased in 2013 compared to 2012 as a result of an incremental $9.2 million in accelerated depreciation associated with restructurings and related activities.

Cash provided by operating activities is used to pay down debt and pay for additions to property, plant and equipment.

Cash flows from investing activities:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Additions to property, plant and equipment	$(74,780)	$(70,277)	$(68,523)
Additions to intangible assets	(6,403)	(9,243)	(9,273)
Purchase of investments	(8,140)	—	—
Proceeds from sale of investments	165	—	—
Cash outflows for acquisitions, less cash acquired	(218,652)	(29,955)	3,243
Proceeds from sale of fixed assets	960	113	251

Net cash used in investing activities	$(306,850)	$(109,362)	$(74,302)

In 2013, cash used in investing activities increased by $197.5 million compared to 2012, primarily due to the Associated Brands and Cains acquisitions for CAD $187 million and $35 million, respectively. Cash used to fund the acquisitions was provided by our line of credit and cash on hand in Canada. Additionally, the purchase of investments in 2013 contributed to the increase over 2012. See Note 5 to our “Consolidated Financial Statements” for more on the investments.

We expect capital spending programs to be approximately $95 million in 2014. Capital spending in 2014 will focus on food safety, quality, productivity improvements, continued implementation of an ERP system and routine equipment upgrades or replacements at our plants.

Cash flows from financing activities:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net borrowing (repayment) of debt	$42,000	$(4,743)	$(78,217)
Payments of deferred financing costs	—	—	(1,518)
Excess tax benefits from stock-based compensation	4,372	2,657	4,473
Net (payments) proceeds related to stock based award activities	1,291	(3,879)	(8,278)
Other	(1,945)	—	—

Net cash provided by (used in) financing activities	$45,718	$(5,965)	$(83,540)

Net cash flow provided by financing activities was $45.7 million in 2013 compared to $6.0 million used in financing activities in 2012. The change was mainly attributable to an increase in the net borrowing to help fund the Associated Brands and Cains acquisitions. During 2013, the Company borrowed approximately $130 million to fund acquisition activity, which was offset by payments during the year. The Company believes it has sufficient liquidity to fund operations and together with the funds available under the revolving credit facility, the Company does not anticipate a significant risk to cash flows in the foreseeable future. The Company believes it operates in a relatively stable industry and has sizable market share across its product lines. The Company’s long-term financing needs will depend largely on potential acquisition activity.

The Company contributed $5.3 million, $4.2 million, and $3.6 million in 2013, 2012, and 2011, respectively, to its pension plan, and expects to make contributions of approximately $3.4 million in 2014.

A portion of the Company’s cash is generated by the earnings of our Canadian operations. The Company has asserted that these earnings are indefinitely reinvested in Canada and, accordingly, are not available to fund U.S. operating activities. As of December 31, 2013, there was $19.3 million of cash and cash equivalents held by our Canadian subsidiaries that was not available to fund operations in the U.S. These funds will be used for general corporate purposes in Canada, including capital projects and acquisitions. We do not believe that the indefinite reinvestment of these funds in Canada impairs our ability to meet our debt or working capital obligations.

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

Sources of Capital

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility (the “Credit Agreement”) with an aggregate commitment of $750 million, with Bank of America, N.A., as administrative agent, and a group of other participating lenders. The revolving credit facility matures September 23, 2016. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either LIBOR plus a margin ranging from 1.00% to 1.60%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.60%. In addition, a facility fee ranging from 0.25% to 0.40% is due quarterly on the aggregate commitment under the revolving credit facility. Of the Company’s aggregate commitment under the Credit Agreement of $750 million, $204.2 million was available as of December 31, 2013. As of December 31, 2013, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn. The revolving credit facility contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company is in compliance with all applicable covenants as of December 31, 2013. From an interest coverage ratio prospective, the Company’s ratio is nearly 53% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 18% below the maximum level (where the maximum level is not increased in the event of an acquisition). At this time next year, assuming no acquisitions, the Company expects that its leverage ratio will be nearly 39% below the maximum level, indicating another year of strong cash flows. The Company’s average interest rate on debt outstanding under the revolving credit facility for the year ended December 31, 2013 was 1.49%. Interest is payable quarterly or at the end of the applicable interest period.

The Credit Agreement contains limitations on liens, investments, the incurrence of subsidiary indebtedness, mergers, dispositions of assets, acquisitions, material lines of business and transactions with affiliates. The Credit Agreement prohibits certain agreements restricting the ability of our subsidiaries to make certain payments or to guarantee our obligations under the Credit Agreement. Under the terms of the revolving credit facility, the Company is allowed to issue dividends, provided that the Company is not in default at the time of the declaration and payment of such dividends. Furthermore, the declaration and payment of dividends must not result in default by the Company. Our revolving credit facility requires that we maintain a certain level of available liquidity (as defined) before and after dividends are declared and paid.

High Yield Notes — The Company’s 7.75% high yield notes in aggregate principal amount of $400 million, (the “High Yield Notes”) are due March 1, 2018. The High Yield Notes are guaranteed by the Company’s 100 percent owned subsidiary Bay Valley and Bay Valley’s 100 percent owned subsidiaries EDS Holdings, LLC; Sturm; and S.T. Foods and certain other of the Company’s subsidiaries that may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee the Company’s payment obligations under any series of debt securities offered. The indenture governing the High Yield Notes (the “Indenture”) provides, among other things, that the High Yield Notes will be senior unsecured obligations of the Company. Interest is paid semi-annually on March 1 and September 1. The Indenture contains various restrictive covenants of which the Company is in compliance as of December 31, 2013, that, among other things, limit the ability of the Company and the guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) allow restrictions on the ability of certain of its subsidiaries to pay dividends or make other payments to the Company or the guarantors, (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are only subject to the limitation that the above actions are not permitted if the Company is in default or the above actions would result in default of the Indenture. The High Yield Notes are callable beginning March 1, 2014, subject to the call premium provided in the Indenture.

Senior Notes — The Company’s $100 million in aggregate principal amount of 6.03% senior notes matured on September 30, 2013. These senior notes were paid in full using the Company’s existing $750 million revolving credit facility.

Tax Increment Financing —The Company owes $1.8 million related to redevelopment bonds issued by the Urban Redevelopment Authority of Pittsburgh pursuant to a Tax Increment Financing Plan and has agreed to make certain payments with respect to the principal amount of the bonds through May 2019. See Note 11 to our “Consolidated Financial Statements”.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2013:

Indebtedness, Purchase and Lease Obligations

	Payments Due by Period
	Total	Year 1	Years 2 - 3	Years 4 - 5	More Than 5 Years
	(In thousands)
Revolving credit facility (1)	$555,611	$7,383	$548,228	$—	$—
High yield notes (2)	539,500	31,000	62,000	446,500	—
Capital lease obligations (3)	4,144	1,558	2,295	100	191
Purchasing obligations (4)	379,934	317,339	48,190	9,476	4,929
Operating leases (5)	130,820	21,732	37,407	26,160	45,521
Benefit obligations (6)	37,142	3,362	7,004	7,687	19,089
Deferred compensation (7)	9,924	449	725	4,247	4,503
Unrecognized tax benefits (8)	12,672	53	7,178	5,441	—
Tax increment financing (9)	2,237	384	759	761	333

Total	$1,671,984	$383,260	$713,786	$500,372	$74,566

(1)	Revolving credit facility obligation includes principal of $535.0 million and interest at an average rate of 1.38% at December 31, 2013. The principal is due September 23, 2016. (See Note 11)
(2)	High yield notes include principal and interest payments based on a fixed interest rate of 7.75%. Principal payment is due March 1, 2018. (See Note 11 to our “Consolidated Financial Statements”)
(3)	Payments required under long-term capitalized lease contracts.
(4)	Purchasing obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.
(5)	In accordance with generally accepted accounting principles (“GAAP”), operating lease obligations are not reflected in the accompanying balance sheets. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.
(6)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.

(7)	Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.
(8)	The unrecognized tax benefit long term liability recorded by the Company is $12.7 million at December 31, 2013. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrealized tax benefit included in the tabular reconciliation (See Note 10 to our “Consolidated Financial Statements”) is approximately $12.5 million. The difference between the gross unrecognized tax benefit and the amount per the “Contractual Obligations — Indebtedness, Purchase and Lease Obligations” table is due to the inclusion above of corollary positions, interest, penalties, as well as the impact of state taxes on the federal tax liability. Deferred tax liabilities are excluded from the table due to uncertainty in their timing.
(9)	Tax increment financing obligation includes principal and interest payments based on an interest rate of 7.16%. Final payment is due May 1, 2019. (See Note 11 to our “Consolidated Financial Statements”)

In addition to the commitments set forth in the above table, at December 31, 2013, the Company had $10.8 million in letters of credit related to the Company’s workers’ compensation program.

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

See Note 18 to our “Consolidated Financial Statements” for more information about the Company’s commitments and contingent obligations.

Critical Accounting Policies

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results, and require the most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for the application of our judgment. In certain circumstances, however, the preparation of the Consolidated Financial Statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to the “Consolidated Financial Statements” for a detailed discussion of significant accounting policies.

Accounts Receivable Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. This allowance is based on a combination of historical rolling twelve month average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $14.9 million and $15.0 million, at December 31, 2013 and 2012, respectively.

Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method, while all of our other inventories are valued using the first-in, first-out (“FIFO”)

method. These valuations have been reduced by an allowance for obsolete and defective products and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimates of future demand, changes in formulas and packaging materials, and inferior product. The Company’s allowances were $12.5 million and $7.9 million at December 31, 2013 and 2012, respectively.

Goodwill and Intangible Assets — Goodwill and intangible assets totaled $1,595.0 million as of December 31, 2013, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized. For purposes of goodwill impairment testing goodwill has been allocated to, and our reporting units are defined as, North American Retail Grocery — U.S. ($761.5 million of goodwill); North American Retail Grocery — Canada ($123.3 million of goodwill); Food Away From Home — U.S. ($81.3 million of goodwill); Food Away From Home — Canada ($14.3 million of goodwill); Industrial — U.S. ($135.6 million of goodwill); Contract — U.S. (no goodwill) and Contract — Canada ($3.2 million of goodwill). The Company’s reporting units are based on the components one level below our operating and reportable segments. No components have been aggregated.

We believe that a trademark has an indefinite life if it has sufficient market share and a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives. Determining the expected life of a trademark requires considerable management judgment and is based on an evaluation of a number of factors including the competitive environment, market share, trademark history, and anticipated future trademark support.

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

The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2013. Our assessment did not result in an impairment. We have seven reporting units, five of which contain goodwill totaling $1,073.5 million. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied, with the weighted average of all discount rates approximating the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the five reporting units with goodwill, all have fair values significantly in excess of their carrying values (between 24% and 141%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which include our trademarks totaling $31.1 million, using the relief from royalty method. Significant assumptions include the royalty, growth, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. Our analysis resulted in no impairment. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Our analysis resulted in fair values that are in excess of the asset’s carrying value by 18% to 147%. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Amortizable intangible assets, which primarily include customer relationships and trademarks, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its fair value, which is generally based on discounted future cash flows. No impairment was identified and the Company concluded no changes are necessary to the remaining useful lives or values of the remaining amortizable intangible assets as of December 31, 2013.

Purchase Price Allocation — We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangible assets, and liabilities assumed are assigned a portion of the purchase price of the acquired company, normally equal their fair values at the date of acquisition. While each acquisition is different, the Company typically identifies customer lists, formulas and trade manes as identifiable intangible assets, with the majority of value being allocated to customer lists. The excess of the purchase price of the acquired company over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed, is recorded as goodwill. We record the initial purchase price allocation based on an evaluation of information and estimates available at the date of the financial statements. As final information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair value of assets and liabilities differ from their preliminary purchase price allocations, such differences would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair value of individual assets acquired and liabilities assumed, including quoted market prices, forecasted future cash flows, net realizable values, estimates of the present value of required payments, and determination of remaining useful lives.

Income Taxes — Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We periodically estimate our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to, or further interpretations of, regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which would impact our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time.

Stock-Based Compensation — Income before income taxes, for the years ended December 31, 2013 and December 31, 2012, included share-based compensation expense for employees and directors of $16.1 million and $12.8 million, respectively.

The fair value of stock options, restricted stock, restricted stock unit awards, and performance units (the “Awards”) is determined on the date of grant. Stock options are valued using a Black Scholes model. Performance units and all other restricted stock and restricted stock unit awards are valued using the closing price of the Company’s stock on the date of grant. Stock-based compensation expense, as calculated and recorded, could have been impacted if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. Expected volatilities are based on historical volatilities of the Company’s stock price. The Company has estimated that certain employees will complete the required service conditions associated with the Awards. For all other employees, the Company estimates forfeitures as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company does not have significant history to determine the expected term of its stock option awards, we based the expected term on that of comparable companies. The assumptions used to calculate the stock option and restricted stock awards granted in 2013 are presented in Note 13 to the “Consolidated Financial Statements”.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers compensation claims, and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors that contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2013 and 2012, we recorded accrued liabilities related to these retained risks of $13.3 million and $12.0 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history, and cost trends could result in substantially different results in the future.

Employee Benefit Plan Costs — We provide a range of benefits to our employees, including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates, and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. As required by GAAP, the effect of the modifications is generally recorded and amortized over future periods. Different assumptions that we make could result in the recognition of different amounts of expense over different periods of time.

Our current asset mix guidelines, under our investment policy as written by our investment committee (the “Investment Committee”), target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2013, our master trust was invested as follows: equity securities of 62.3%; fixed income securities of 37.6%; and cash and cash equivalents of 0.1%.

We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model and historical returns on comparable equity, debt, and other investments. The resulting weighted average expected long-term rate of return on plan assets is 6.5%.

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 5.0% at December 31, 2013. If the discount rate was one percent higher, the pension plan liability would have been approximately 11.5% lower, or $6.5 million, as of December 31, 2013. If the discount rate was one percent lower, the pension plan liability would have been approximately 14.3% higher, or $8.1 million, as of December 31, 2013.

See Note 15 to our “Consolidated Financial Statements” for more information regarding our employee pension and retirement benefit plans.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the “Consolidated Financial Statements”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates which includes LIBOR and prime interest rates. Based on our outstanding debt balance of $535.0 million under our revolving credit facility as of December 31, 2013, each 1% rise in our interest rate would increase our interest expense by approximately $5.4 million annually.

In July 2006, we entered into a forward interest rate swap transaction for a notional amount of $100 million as a hedge of the forecasted private placement of $100 million in senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The total loss was reclassified ratably to the Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the terms of the senior notes, which matured September 30, 2013.

Commodity Price Risk

Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the balance sheet of the Company. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio (inclusive of contracts that qualify for the normal purchases and normal sales scope exception). Based on our analysis, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the portfolio by $26.5 million and $(26.5) million, respectively. We do not utilize financial instruments for trading purposes.

Input Costs

The costs of raw materials, packaging materials, fuel and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. While the increases or decreases in the price of our input costs varied amongst the categories, our input costs were relatively flat on an overall basis from 2012 to 2013. We expect the volatile nature of these costs to continue with an overall upward trend.

We use a significant volume of fruits and vegetables in our operations as raw materials. Certain of these fruits and vegetables are purchased under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area. If we are unable to buy the fruits and vegetables from our local suppliers, we would purchase them from more distant locations, including other locations within the United States, Mexico, or India, which may increase our production costs.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in the value of our foreign subsidiaries. Input costs for certain Canadian sales are denominated in U.S. dollars, further impacting the effect foreign currency fluctuations may have on the Company.

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the year ended December 31, 2013 the Company recognized a foreign exchange loss of $25.6 million, of which a loss of $22.7 million was recorded as a component of Accumulated other comprehensive loss and a loss of $2.9 million was recorded on the Company’s Consolidated Statements of Income within the Loss on foreign currency exchange line.

The Company, on occasion, enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. The Company had no foreign currency contracts outstanding as of December 31, 2013 or 2012.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements for 2013 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 20, 2014

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$46,475	$94,407
Investments	8,680	—
Receivables, net of allowance for doubtful accounts of $405 and $305	152,763	124,648
Inventories, net	405,698	347,353
Deferred income taxes	21,909	7,998
Prepaid expenses and other current assets	14,164	14,005

Total current assets	649,689	588,411
Property, plant and equipment, net	462,275	425,307
Goodwill	1,119,204	1,073,191
Intangible assets, net	475,756	417,561
Other assets, net	14,130	21,403

Total assets	$2,721,054	$2,525,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$238,813	$185,086
Current portion of long-term debt	1,551	1,944

Total current liabilities	240,364	187,030
Long-term debt	938,945	898,100
Deferred income taxes	228,569	212,461
Other long-term liabilities	40,058	49,027

Total liabilities	1,447,936	1,346,618
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 90,000 shares authorized, 36,493 and 36,197 shares issued and outstanding, respectively	365	362
Additional paid-in-capital	748,577	726,582
Retained earnings	555,939	468,951
Accumulated other comprehensive loss	(31,763)	(16,640)

Total stockholders’ equity	1,273,118	1,179,255

Total liabilities and stockholders’ equity	$2,721,054	$2,525,873

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$2,293,927	$2,182,125	$2,049,985
Cost of sales	1,818,378	1,728,215	1,576,688

Gross profit	475,549	453,910	473,297
Operating expenses:
Selling and distribution	134,998	136,779	142,341
General and administrative	121,065	102,973	101,817
Amortization expense	35,375	33,546	34,402
Other operating expense, net	5,947	3,785	6,462

Total operating expenses	297,385	277,083	285,022

Operating income	178,164	176,827	188,275
Other expense (income):
Interest expense	49,304	51,609	53,071
Interest income	(2,185)	(643)	(48)
Loss (gain) on foreign currency exchange	2,890	358	(3,510)
Other expense (income), net	3,245	1,294	(1,036)

Total other expense	53,254	52,618	48,477

Income before income taxes	124,910	124,209	139,798
Income taxes	37,922	35,846	45,391

Net income	$86,988	$88,363	$94,407

Net earnings per basic share	$2.39	$2.44	$2.64
Net earnings per diluted share	$2.33	$2.38	$2.56

Weighted average shares — basic	36,418	36,155	35,805
Weighted average shares — diluted	37,396	37,118	36,950

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$86,988	$88,363	$94,407

Other comprehensive (loss) income:
Foreign currency translation adjustments	(22,682)	8,261	(6,489)
Pension and post-retirement reclassification adjustment (1)	7,451	(2,700)	(4,000)
Derivative reclassification adjustment (2)	108	161	161

Other comprehensive (loss) income	(15,123)	5,722	(10,328)

Comprehensive income	$71,865	$94,085	$84,079

(1)	Net of tax of $4,592, ($1,626) and ($2,527) for the years ended December 31, 2013, 2012, and 2011, respectively.
(2)	Net of tax of $68 for the year ended December 31, 2013, and $101 for the years ended December 31, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2011	35,440	$354	$703,465	$286,181	$(12,034)	$977,966

Net income	—	—	—	94,407	—	94,407
Other comprehensive (loss) income					(10,328)	(10,328)

Comprehensive income						84,079
Equity awards exercised	481	5	(3,839)	—	—	(3,834)
Stock-based compensation	—	—	15,306	—	—	15,306

Balance, December 31, 2011	35,921	359	714,932	380,588	(22,362)	1,073,517

Net income	—	—	—	88,363	—	88,363
Other comprehensive (loss) income					5,722	5,722

Comprehensive income						94,085
Equity awards exercised	276	3	(1,213)	—	—	(1,210)
Stock-based compensation	—	—	12,863	—	—	12,863

Balance, December 31, 2012	36,197	362	726,582	468,951	(16,640)	1,179,255

Net income	—	—	—	86,988	—	86,988
Other comprehensive (loss) income					(15,123)	(15,123)

Comprehensive income						71,865
Equity awards exercised	296	3	5,860	—	—	5,863
Stock-based compensation	—	—	16,135	—	—	16,135

Balance, December 31, 2013	36,493	$365	$748,577	$555,939	$(31,763)	$1,273,118

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$86,988	$88,363	$94,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,267	64,669	48,616
Amortization	35,375	33,546	34,402
Stock-based compensation	16,118	12,824	15,107
Mark to market (gain) loss on derivative contracts	(937)	1,092	(861)
Mark to market gain on investments	(1,240)	—	—
Loss on disposition of assets	1,118	3,786	1,681
Write-down of tangible assets	1,531	—	2,864
Deferred income taxes	(11,894)	5,724	15,114
Excess tax benefits from stock-based compensation	(4,372)	(2,657)	(4,473)
Other	9,043	1,324	206
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(9,270)	(2,640)	7,812
Inventories	(11,387)	(8,263)	(43,039)
Prepaid expenses and other assets	2,656	5,508	3,742
Accounts payable, accrued expenses and other liabilities	29,694	1,283	(19,507)

Net cash provided by operating activities	216,690	204,559	156,071
Cash flows from investing activities:
Purchase of investments	(8,140)	—	—
Additions to property, plant and equipment	(74,780)	(70,277)	(68,523)
Additions to intangible assets	(6,403)	(9,243)	(9,273)
Acquisitions, less cash acquired	(218,652)	(29,955)	3,243
Proceeds from sale of investments	165
Proceeds from sale of fixed assets	960	113	251

Net cash used in investing activities	(306,850)	(109,362)	(74,302)
Cash flows from financing activities:
Borrowings under revolving credit facility	517,250	320,700	263,100
Payments under revolving credit facility	(375,250)	(323,500)	(339,900)
Payments on senior notes	(100,000)	—	—
Payments on capitalized lease obligations	(1,945)	(1,943)	(1,417)
Payments of deferred financing costs	—	—	(1,518)
Net proceeds (payments) related to stock-based award activities	1,291	(3,879)	(8,278)
Excess tax benefits from stock-based compensation	4,372	2,657	4,473

Net cash provided by (used in) financing activities	45,718	(5,965)	(83,540)

Effect of exchange rate changes on cash and cash equivalents	(3,490)	1,896	(1,273)
(Decrease) increase in cash and cash equivalents	(47,932)	91,128	(3,044)
Cash and cash equivalents, beginning of year	94,407	3,279	6,323

Cash and cash equivalents, end of year	$46,475	$94,407	$3,279

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013, 2012 and 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its 100% owned subsidiaries (“Company,” “we,” “us,” or “our”). All intercompany balances and transactions are eliminated in consolidation. In 2013, as a result of the Associated Brands acquisition, the Company updated our product categories as presented in Note 21. These changes did not require prior period adjustments. See Note 21 for more information. In the Consolidated Statements of Cash Flows, the Company reclassified the “loss (gain) on foreign currency exchange” line as presented in the Company’s Annual Report on Form 10-K for prior years, into the “other” line in cash flows from operating activities, as the amounts are not material and this change will result in a presentation format that is consistent with others in our industry. This reclassification had no effect on operating cash flows, or total cash flows for the periods presented. In the Consolidated Balance Sheets, the Company reclassified the “Assets held for sale” line as presented in the Company’s Annual Report on Form 10-K for prior years, into the “Prepaid expenses and other current assets” line, as the amounts are not material.

Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and 2012, $19.3 million and $94.1 million, respectively, represents cash held in Canada, in local currency, and is convertible into other currencies. The cash held in Canada is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. The costs of finished goods inventories include raw materials, labor, and overhead costs.

Property, Plant and Equipment — Property, plant, and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

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

Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment at the reporting unit level using a market and income approach, employing significant assumptions regarding growth, discount rates, and profitability at each reporting unit. The market approach uses a market multiple methodology employing revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and applies a range of multiples to those amounts in determining the indicated fair value. In determining the multiples used in this approach, we obtain the multiples for selected peer companies using the most recent publically available information. Our estimates under the income approach are determined based on a discounted cash flow model. In determining the indicated fair value of each reporting unit, the Company weighs both the market and income approach results, with each approach given equal weighting. The final value is then compared to the carrying value of each reporting unit. Goodwill impairment has occurred if the book value of the reporting unit exceeds its fair value, and goodwill is written down to fair value.

Stock-Based Compensation — We measure compensation expense for our equity awards at their grant date fair value. The resulting expense is recognized over the relevant service period. See Note 13.

Sales Recognition — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss transfer to customers, and there is a reasonable assurance of collection of the sales proceeds. Product is shipped FOB shipping point or FOB destination, depending on our agreement with the customer. Sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience.

Accounts Receivable — We provide credit terms to customers ranging up to 60 days, perform ongoing credit evaluations of our customers, and maintain allowances for potential credit losses based on historical experience. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — The provision for income taxes includes federal, foreign, state, and local income taxes currently payable, and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Foreign Currency Translation and Transactions — The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in Other expense (income), net in the Consolidated Statements of Income.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $55.3 million, $61.5 million, and $70.1 million, for years ended 2013, 2012 and 2011, respectively.

Derivative Financial Instruments — From time to time, we utilize derivative financial instruments including interest rate and commodity swaps, foreign currency contracts, and forward purchase contracts to manage our exposure to interest rate, foreign currency, and commodity price risks. We do not hold or issue financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not designated as hedges according to GAAP must be adjusted to fair value through earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of the gain or loss is reported as Accumulated other comprehensive loss and reclassified into earnings in the same period when the hedged transaction affects earnings. The ineffective gain or loss is recognized in current earnings. Commodity forward contracts generally qualify for the normal purchases and normal sales scope exception underthe guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. For further information about our derivative instruments see Note 19.

Capital Lease Obligations — Capital lease obligations represent machinery and equipment financing obligations, which are generally payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims, and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of factors, including claims history and expected trends. These accruals are developed by us in consultation with external insurance brokers and actuaries.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility Closing and Reorganization Costs — We periodically record facility closing and reorganization charges, when we have identified a facility for closure or other reorganization opportunity, developed a plan, and notified the affected employees. These charges are incurred as a component of operating income. See Note 3 for more information.

Research and Development Costs — We record research and development charges to expense as they are incurred and are reported in the General and administrative line of our Consolidated Statements of Income. Expenditures totaled $17.5 million, $11.1 million, and $10.1 million, for years ended 2013, 2012 and 2011, respectively.

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

3.	RESTRUCTURING

Soup restructuring — On August 7, 2012, following a strategic review of the soup category, the Company announced a restructuring plan that included the closure of its Mendota, Illinois soup plant. Subsequently, the Company amended the plan to include reductions to the cost structure of its Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business at the Pittsburgh facility. The restructuring is expected to reduce manufacturing costs by streamlining operations and transferring production from the Mendota plant to the Company’s Pittsburgh, Pennsylvania soup plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment. Production ended as of December 31, 2012, with full plant closure in the second quarter of 2013. Total costs are expected to be approximately $27.2 million as detailed below, of which $4.6 million is expected to be in cash. Expenses associated with the restructuring were primarily aggregated in the Other operating expense, net line of the Consolidated Statements of Income, with the exception of accelerated depreciation, which was recorded in Cost of sales.

Seaforth, Ontario, Canada — On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada and the transfer of production to facilities where the Company has lower production

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs. Production at the Seaforth facility was primarily related to the North American Retail Grocery segment and ended in the fourth quarter of 2013, with full plant closure expected in the first quarter of 2014. Total costs to close the Seaforth facility are expected to be approximately $13.5 million as detailed below, of which $6.5 million is expected to be in cash. Expenses incurred associated with the facility closure were primarily aggregated in the Other operating expense, net line of the Consolidated Statements of Income. Certain costs, primarily accelerated depreciation, were recorded in Cost of sales.

During 2012, and concurrent with the restructurings as noted above, the Company reviewed the fixed assets for impairment at the product category level and no impairment was indicated. During the review, the useful lives of the related assets were reassessed and shortened to be consistent with the dates that production at the facilities were expected to end. The change in estimated useful lives related to the restructurings resulted in $18.5 million and $10.7 million of accelerated depreciation being recorded in 2013 and 2012, respectively. This equates to approximately $0.35 and $0.21 per basic share, and $0.34 and $0.21 per fully diluted share, of accelerated depreciation being recorded in 2013 and 2012, respectively. We expect to incur an insignificant amount of accelerated depreciation through the first quarter of 2014. The weighted average useful life of the soup assets before and after the analysis was approximately eleven years and seven years, respectively. The Seaforth assets had a weighted average useful life before and after the analysis of approximately eleven years and nine months, respectively.

Below is a summary of the restructuring costs:

	Soup Restructuring
	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative Costs To Date	Total Expected Costs
	(In thousands)
Accelerated depreciation	$15,887	$6,703	$22,590	$22,590
Severance and outplacement	12	757	769	769
Other closure costs	1,091	580	1,671	3,845

Total	$16,990	$8,040	$25,030	$27,204

	Seaforth Closure
	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative Costs To Date	Total Expected Costs

	(In thousands)
Accelerated depreciation	$2,574	$4,008	$6,582	$6,582
Severance and outplacement	635	2,249	2,884	2,884
Other closure costs	3,250	478	3,728	4,047

Total	$6,459	$6,735	$13,194	$13,513

As disclosed in Note 4, the Company acquired substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”) in 2012. Subsequent to the acquisition, during the third quarter of 2012, the Company closed the trucking operations of Naturally Fresh that were acquired in the purchase. This action resulted in approximately $0.1 million and $0.4 million of severance costs that were recorded in the Other operating expense, net line of the Consolidated Statements of Income for the years ended December 31, 2013 and 2012, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities recorded as of December 31, 2013 associated with the restructurings related to severance were included in the Accounts payable and accrued expenses line of the Consolidated Balance Sheets. The table below presents a reconciliation of the severance liability as of December 31, 2013. The adjustments in the table below relate to refined estimates.

Severance Liability
(In thousands)
Balance as of January 1, 2012	$—
Expense	$4,007
Payments	(640)
Adjustments	(681)

Balance as of December 31, 2012	2,686
Expense	559
Payments	(2,624)
Foreign exchange	(92)
Adjustments	(50)

Balance as of December 31,2013	$479

4.	ACQUISITIONS

On October 8, 2013, the Company completed its acquisition of all of the outstanding equity interests of Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation and 6726607 Canada Ltd. (collectively, “Associated Brands”) from TorQuest Partners LLC and other shareholders. Associated Brands is a privately owned Canadian company and a private label manufacturer of powdered drinks, specialty teas, and sweeteners. The purchase price was approximately CAD $187 million, subject to an adjustment for working capital. The acquisition was financed through cash on hand and borrowings under the Company’s existing $750 million credit facility. The acquisition of Associated Brands strengthened the Company’s retail presence in private label dry grocery and introduced a line of specialty tea products to complement its single serve coffee business.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Associated Brands acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition and are in each of our segments. Included in the Company’s Consolidated Statements of Income are Associated Brands’ net sales of approximately $48.0 million and operating loss of approximately $7.3 million from the date of acquisition through December 31, 2013. At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values, and is subject to adjustments, primarily for taxes. We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows and expect the allocation to be finalized during 2014:

(In thousands)
Cash	$4,422
Receivables	17,107
Inventory	39,835
Property plant and equipment	30,908
Customer relationships	68,781
Trade names	2,332
Formulas	1,496
Other intangible assets	1,581
Other assets	2,796
Goodwill	46,712

Fair value of assets acquired	215,970
Accounts payable and accruals	(19,921)
Income taxes	(8,403)
Unfavorable leaseholds	(677)
Other long term liabilities	(666)

Fair value of liabilities assumed	(29,667)

Total purchase price	$186,303

The Company allocated $68.8 million to customer relationships that have an estimated life of fifteen years, $2.3 million to trade names that have an estimated life of ten years, $1.5 million to formulas that have an estimated life of seven years, $1.6 million to other intangible assets that have a weighted average estimated useful life of 6 years, and ($0.7) million to unfavorable leases that have an estimated life of nine years. The Company has allocated $41.0 million of goodwill to the North American Retail Grocery segment, $0.9 million of goodwill to the Food Away From Home segment, and $4.8 million of goodwill to the Industrial and Export segment. Goodwill arises principally as a result of expansion opportunities. The Company incurred approximately $4.1 million in acquisition related costs. These costs are included in the General and administrative expense line of the Consolidated Statements of Income.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the Company’s Consolidated Statements of Income are Cains’ net sales of approximately $40.2 million and operating income of approximately $0.9 million from the date of acquisition through December 31, 2013. At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values. We have made all allocations to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$2,634
Receivables	4,191
Inventory	8,773
Property plant and equipment	7,072
Customer relationships	13,500
Trade names	3,400
Contractual agreements	200
Formulas	400
Other assets	434
Goodwill	6,029

Fair value of assets acquired	46,633
Accounts payable and accruals	(5,209)
Deferred tax liabilities	(4,180)

Fair value of liabilities assumed	(9,389)

Total purchase price	$37,244

The Company allocated $13.5 million to customer relationships that have an estimated life of fifteen years, $3.4 million to trade names that have an estimated life of fifteen years, $0.2 million to a contractual agreement with an estimated life of five years, and $0.4 million to formulas with an estimated life of five years. The Company has allocated $4.3 million of goodwill to the North American Retail Grocery segment, $1.2 million of goodwill to the Food Away From Home segment, and $0.5 million of goodwill to the Industrial and Export segment. Goodwill arises principally as a result of expansion opportunities. The Company incurred approximately $0.6 million in acquisition related costs. These costs are included in the General and administrative expense line of the Consolidated Statements of Income.

The following unaudited pro forma information shows the results of operations for the Company as if the 2013 acquisitions of Associated Brands and Cains had been completed as of January 1, 2012. Adjustments have been made for the pro forma effects of amortization of intangible assets recognized as part of the business combination, interest expense related to the financing of the business combinations, and related income taxes. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Year Ended December 31,
	2013	2012
	(In thousands, except per share data)
Pro forma net sales	$2,486,058	$2,442,605

Pro forma net income	$93,910	$95,797

Pro forma basic earnings per common share	$2.58	$2.65

Pro forma diluted earnings per common share	$2.51	$2.58

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.	INVESTMENTS

December 31, 2013
(In thousands)
U.S. equity	$5,254
Non-U.S. equity	1,669
Fixed income	1,757

Total investments	$8,680

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation as of each balance sheet date. The Company accounts for investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. The investments held by the Company are classified as trading securities and are stated at fair value, with changes in fair value recorded as a component of the Interest income line on the Consolidated Statements of Income. Cash flows from purchases, sales and maturities of trading securities are included in cash flows from investing activities in the Consolidated Statements of Cash Flows based on the nature and purpose for which the securities were acquired.

Our investments are considered trading securities and include U.S. equity, non-U.S. equity, and fixed income securities that are classified as short-term investments and carried at fair value on the Consolidated Balance Sheets. The U.S. equity, non-U.S. equity, and fixed income securities are classified as short-term investments as they have characteristics of other current assets and are actively managed.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and December 31, 2012, $19.3 million and $94.1 million, respectively, represents cash and equivalents held in Canada in local currency. The cash and equivalents held in Canada are expected to be used for general corporate purposes in Canada, including capital projects and acquisitions. On October 8, 2013, the Company completed its acquisition of Associated Brands and used cash on hand in Canada and borrowings under its $750 million credit facility to fund the acquisition.

For the year ended December 31, 2013, we recognized a net unrealized gain on investments totaling $1.2 million that was included in the Interest income line of the Consolidated Statements of Income. Additionally, for the year ended December 31, 2013, we recognized a realized gain on investments totaling $0.2 million that was included in the Interest income line of the Consolidated Statements of Income. In 2013, we sold fixed income securities for net proceeds of $0.2 million and an insignificant realized loss. When securities are sold, their cost is determined based on the first-in, first-out method.

6.	INVENTORIES

	December 31,
	2013	2012
	(In thousands)
Raw materials and supplies	$162,751	$128,186
Finished goods	264,829	238,575
LIFO reserve	(21,882)	(19,408)

Total inventories	$405,698	$347,353

Approximately $84.6 million and $77.7 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2013 and 2012, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2013 and 2012, over the amount at which these inventories were valued on the consolidated balance sheets. No LIFO inventory liquidation occurred in 2013 or 2012.

7.	PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2013	2012
	(In thousands)
Land	$26,492	$25,517
Buildings and improvements	194,439	177,824
Machinery and equipment	536,256	478,394
Construction in progress	43,146	31,335

Total	800,333	713,070
Less accumulated depreciation	(338,058)	(287,763)

Property, plant and equipment, net	$462,275	$425,307

The increase in fixed assets is due to capital expenditures and the acquisitions of Cains and Associated Brands, partially offset by accelerated depreciation of approximately $18.5 million in 2013. Depreciation expense was $73.3 million, $64.7 million, and $48.6 million in 2013, 2012, and 2011, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total

	(In thousands)
Balance at January 1, 2012	$842,801	$92,036	$133,582	$1,068,419
Acquisition	—	2,011	—	2,011
Foreign currency exchange adjustment	2,415	346	—	2,761

Balance at December 31, 2012	845,216	94,393	133,582	1,073,191
Acquisitions	46,968	2,135	5,391	54,494
Foreign currency exchange adjustment	(7,416)	(956)	(109)	(8,481)

Balance at December 31, 2013	$884,768	$95,572	$138,864	$1,119,204

The Company has not incurred any goodwill impairments since its inception.

Approximately $277.4 million of goodwill is deductible for tax purposes.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$31,067	$—	$31,067	$32,805	$—	$32,805
Intangible assets with finite lives:
Customer-related	525,820	(133,063)	392,757	448,825	(107,761)	341,064
Contractual agreements	1,249	(87)	1,162	120	(18)	102
Trademarks	26,466	(7,164)	19,302	20,810	(5,722)	15,088
Formulas/recipes	8,882	(5,708)	3,174	7,017	(4,631)	2,386
Computer software	51,087	(22,793)	28,294	43,339	(17,223)	26,116

Total other intangibles	$644,571	$(168,815)	$475,756	$552,916	$(135,355)	$417,561

As of December 31, 2013, the weighted average remaining useful lives for the amortizable intangible assets are (1) customer-related at 14.4 years, (2) trademarks at 11.8 years, (3) formulas/recipes at 4.3 years, (4) computer software at 4.5 years and (5) contractual agreements at 7.7 years. The weighted average remaining useful life in total for all amortizable intangible assets is 13.6 years as of December 31, 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on intangible assets was $35.4 million, $33.5 million, and $34.4 million, for the years ended December 31, 2013, 2012, and 2011, respectively. Estimated intangible asset amortization expense for the next five years is as follows:

(In thousands)
2014	$40,235
2015	$38,590
2016	$38,376
2017	$37,763
2018	$32,407

Our 2013 and 2012 impairment review of indefinite life intangible assets resulted in no impairments.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2013	2012
	(In thousands)
Accounts payable	$154,378	$121,404
Payroll and benefits	40,155	26,661
Interest and taxes	22,190	16,205
Health insurance, workers’ compensation and other insurance costs	8,164	6,879
Marketing expenses	7,568	7,180
Other accrued liabilities	6,358	6,757

Total	$238,813	$185,086

10.	INCOME TAXES

Components of Income from continuing operations, before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Domestic source	$128,685	$112,872	$118,681
Foreign source	(3,775)	11,337	21,117

Income before income taxes	$124,910	$124,209	$139,798

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the 2013, 2012, and 2011 provision for income taxes:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$41,161	$23,616	$20,435
State	8,185	2,141	3,225
Foreign	470	4,365	6,617

Total current	49,816	30,122	30,277
Deferred:
Federal	(8,236)	7,197	13,982
State	(3,404)	(193)	1,789
Foreign	(254)	(1,280)	(657)

Total deferred	(11,894)	5,724	15,114

Total income tax expense	$37,922	$35,846	$45,391

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Income:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Tax at statutory rate	$43,719	$43,473	$48,929
State income taxes	3,108	1,266	3,259
Tax benefit of cross-border intercompany financing structure	(4,909)	(5,079)	(4,960)
Other, net	(3,996)	(3,814)	(1,837)

Total provision for income taxes	$37,922	$35,846	$45,391

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Pension and postretirement benefits	$3,912	$8,339
Accrued liabilities	19,256	12,283
Stock compensation	14,600	12,918
Unrealized foreign exchange loss	570	723
Other	10,646	8,231

Total deferred tax assets	48,984	42,494
Deferred tax liabilities:
Depreciation and amortization	(253,111)	(246,957)
Other	(2,533)	—

Total deferred tax liabilities	(255,644)	(246,957)

Net deferred income tax liability	$(206,660)	$(204,463)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Classification of net deferred tax assets (liabilities) in the Consolidated Balance Sheets is as follows:

	December 31,
	2013	2012
	(In thousands)
Current assets	$21,909	$7,998
Non-current liabilities	(228,569)	(212,461)

Total net deferred tax liabilities	$(206,660)	$(204,463)

The Company or one of its subsidiaries files income tax returns in the U.S. federal, Canada and various U.S. state jurisdictions. In the U.S. federal jurisdiction, the Company is open to examination for the tax year ended December 31, 2011 and forward; for Canadian purposes, the Company is open to examination for the tax year ended December 31, 2008 and forward and for the various U.S. state jurisdictions the Company is generally open to examination for the tax year ended December 31, 2009 and forward.

During the third quarter of 2013, the Company settled an Internal Revenue Service (“IRS”) examination of TreeHouse Foods’ 2010 tax year, resulting in a small refund to the Company. In addition, in the fourth quarter of 2012, the Company settled an IRS examination of the S.T. Specialty Foods pre-acquisition tax year ended October 28, 2010. The Company did not incur any material adjustments as a result of this examination.

In the second quarter of 2012, the Canadian Revenue Agency (“CRA”) initiated an examination of the E.D. Smith 2008, 2009, and 2010 tax years. During the second quarter of 2013, the IRS initiated an examination of TreeHouse Foods’ 2011 tax year. The IRS and CRA examinations are expected to be completed in 2014 or 2015. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2014.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $11.1 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations.

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Unrecognized tax benefits beginning balance	$9,528	$11,396	$6,854
Additions based on tax positions related to the current year	8,834	283	2,625
Additions based on tax positions of prior years	1,001	61	1,118
Additions resulting from acquisitions	—	—	1,364
Reductions for tax positions of prior years	(6,350)	(1,698)	(565)
Payments	(514)	(514)	—

Unrecognized tax benefits ending balance	$12,499	$9,528	$11,396

Unrecognized tax benefits are included in Other long-term liabilities in our Consolidated Balance Sheets. Included in the balance at December 31, 2013 are amounts that are offset by deferred taxes (i.e., temporary differences) or amounts that would be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Of the amount accrued at December 31, 2013 and December 31, 2012, $2.3 million and $5.8 million, respectively, would impact the effective tax rate if reversed.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest (income) expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2013, 2012, and 2011, the Company recognized ($0.2) million, ($0.1) million, and $0.1 million of interest and penalties in income tax expense, respectively. The Company has accrued approximately $0.2 million and $0.4 million for the payment of interest and penalties at December 31, 2013 and 2012, respectively.

As of December 31, 2013, approximately $95.2 million of undistributed earnings of the Company’s foreign subsidiaries were deemed to be indefinitely reinvested and, accordingly, any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings. If these earnings had not been indefinitely reinvested, deferred taxes of approximately $33.1 million would have been recognized.

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the years ended December 31, 2013 and 2012, the Company recognized a tax benefit of approximately $4.9 million and $5.1 million, respectively, related to this item.

11.	LONG-TERM DEBT

	December 31,
	2013 Amount Outstanding	2012 Amount Outstanding

	(In thousands)
Revolving credit facility	$535,000	$393,000
High yield notes	400,000	400,000
Senior notes	—	100,000
Tax increment financing and other debt	5,496	7,044

Total outstanding debt	940,496	900,044
Less current portion	(1,551)	(1,944)

Total long-term debt	$938,945	$898,100

The scheduled maturities of outstanding debt, at December 31, 2013, are as follows (in thousands):

2014	$1,551
2015	1,644
2016	536,052
2017	370
2018	400,384
Thereafter	495

Total outstanding debt	$940,496

Revolving Credit Facility — The Company is party to an unsecured revolving credit facility (the “Credit Agreement”) with an aggregate commitment of $750 million, with Bank of America, N.A., as administrative agent, and a group of other participating lenders. The Credit Agreement matures September 23, 2016. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either LIBOR plus a margin ranging from 1.00% to 1.60%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.00% to 0.60%. In addition, a facility fee ranging from 0.25% to 0.40%

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is due quarterly on the aggregate commitment under the Credit Agreement. Of the Company’s aggregate commitment under the Credit Agreement of $750 million, $204.2 million was available as of December 31, 2013. As of December 31, 2013, there were $10.8 million in letters of credit under the Credit Agreement that were issued but undrawn. The Credit Agreement contains various financial and other restrictive covenants and requires that the Company maintains certain financial ratios, including a leverage and interest coverage ratio. The Company’s average interest rate on debt outstanding under the Credit Agreement for the year ended December 31, 2013 was 1.49%. Interest is payable quarterly or at the end of the applicable interest period.

The Credit Agreement contains limitations on liens, investments, the incurrence of subsidiary indebtedness, mergers, dispositions of assets, acquisitions, material lines of business, and transactions with affiliates. The Credit Agreement prohibits certain agreements restricting the ability of our subsidiaries to make certain payments or to guarantee our obligations under the Credit Agreement. Under the terms of the revolving credit facility, the Company is allowed to issue dividends, under the terms of the revolving credit facility, provided that the Company is not in default at the time of the declaration and payment of such dividends. Furthermore, the declaration and payment of dividends must not result in default by the Company. Our revolving credit facility requires that we maintain a certain level of available liquidity (as defined) before and after dividends are declared and paid.

High Yield Notes — The Company’s 7.75% high yield notes in aggregate principal amount of $400 million are due March 1, 2018 (the “High Yield Notes”). The High Yield Notes are guaranteed by our 100 percent owned subsidiary Bay Valley Foods, LLC (“Bay Valley”) and Bay Valley’s 100 percent owned subsidiaries EDS Holdings, LLC; Sturm; S.T. Specialty Foods and certain other of our subsidiaries that may become guarantors from time to time in accordance with the applicable Indenture and may fully, jointly, severally and unconditionally guarantee our payment obligations under any series of debt securities offered. The indenture (the “Indenture”) governing the High Yield Notes provides, among other things, that the High Yield Notes will be senior unsecured obligations of the Company. Interest is paid semi-annually on March 1 and September 1. The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) allow restrictions on the ability of certain of its subsidiaries to pay dividends or make other payments to the Company or the guarantors, (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are only subject to the limitation that the above actions are not permitted if the Company is in default or the above actions would result in default of the Indenture. The High Yield Notes are callable beginning March 1, 2014, subject to the call premium set forth in the Indenture.

Senior Notes — During 2013, the Company’s $100 million in aggregate principal of 6.03% senior notes matured. These Senior notes were paid in full on their maturity date, September 30, 2013, using the Company’s existing $750 million revolving credit facility.

In July 2006, the Company entered into a forward interest rate swap transaction for a notional amount of $100 million, as a hedge of the forecasted private placement of $100 million senior notes. The interest rate swap transaction was terminated on August 31, 2006, which resulted in a pre-tax loss of $1.8 million. The unamortized loss is reflected, net of tax, in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. The total loss was reclassified ratably to the Consolidated Statements of Income as an increase to interest expense over the term of the senior notes, providing an effective interest rate of 6.29% over the term of the senior notes. The loss was taken into interest expense in the amount of $0.2 million, $0.3 million, and $0.3 million for 2013, 2012, and 2011, respectively. Consistent with the maturity and repayment of the senior notes, the entire loss has been reclassified into interest expense as of December 31, 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the Soup and Infant Feeding Business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2013, $1.8 million remains outstanding. Interest accrues at an annual rate of 7.16% for the $1.8 million tranche that matures May 1, 2019.

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

As of December 31, 2013, there were 36,493,203 shares of common stock issued and outstanding. There is no treasury stock.

Earnings per share — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to outstanding options, restricted stock, restricted stock units, and performance units.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Weighted average common shares outstanding	36,418	36,155	35,805
Assumed exercise/vesting of equity awards (1)	978	963	1,145

Weighted average diluted common shares outstanding	37,396	37,118	36,950

(1)	Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share, because they were anti-dilutive, were 0.5 million, 0.4 million, and 0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

13.	STOCK-BASED COMPENSATION

The Board of Directors adopted and the stockholders approved the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”). Effective February 9, 2012, the Plan was amended and restated to increase the number of shares available for issuance under the Plan. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee determines specific awards for our executive officers. For all other employees, if the committee designates, our Chief Executive Officer or such other officers will, from time to time, determine specific persons to whom awards under the Plan will be granted

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the extent of, and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, also will make all other necessary decisions and interpretations under the Plan.

Under the Plan, the Compensation Committee may grant awards of various types of equity-based compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares that are available to be awarded under the Plan is approximately 9.3 million, of which approximately 2.2 million remain available at December 31, 2013.

Income from continuing operations before tax, for the years ended December 31, 2013, 2012, and 2011 includes stock-based compensation expense for employees and directors of $16.1 million, $12.8 million, and $15.1 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $5.9 million, $4.7 million, and $5.8 million for 2013, 2012, and 2011, respectively.

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

The following table summarizes stock option activity during 2013:

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, at January 1, 2013	2,468	72	$33.19	4.4	$50,809
Granted	291	—	$66.02
Forfeited	(24)	—	$62.63
Exercised	(165)	(8)	$30.68

Outstanding, at December 31, 2013	2,570	64	$36.71	4.1	$84,840

Vested/expect to vest, at December 31, 2013	2,505	64	$35.99	4.0	$84,592

Exercisable, at December 31, 2013	2,085	64	$30.68	3.0	$82,177

During the years ended December 31, 2013, 2012 and 2011, the intrinsic value of stock options exercised was approximately $6.4 million, $2.1 million, and $3.7 million, respectively. The tax benefit recognized from stock option exercises in 2013, 2012, and 2011 was approximately $2.7 million, $0.8 million and $1.4 million, respectively. Compensation expense related to unvested options totaled $6.6 million at December 31, 2013 and will be recognized over the remaining vesting period of the grants, which averages 2.0 years. The average grant date fair value of options granted in 2013, 2012, and 2011 was $20.47, $20.70, and $20.36, respectively.

In addition to stock options, the Company may also grant restricted stock units and performance unit awards. These awards are granted under the Plan. Employee restricted stock unit awards generally vest based on the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest, generally, on the first anniversary of the grant date of the award. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. The following table summarizes the restricted stock unit activity during the year ended December 31, 2013:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at January 1, 2013	353	$53.62	78	$39.88
Granted	138	$66.18	19	$65.97
Vested	(147)	$52.69	(4)	$58.37
Forfeited	(27)	$60.04	—	$—

Outstanding, at December 31, 2013	317	$58.98	93	$44.06

Compensation expense for all restricted stock units totaled $8.9 million in 2013, $9.3 million in 2012, and $11.0 million in 2011. The restricted stock units vested during 2013, 2012, and 2011 had a fair value of $9.8 million, $12.0 million, and $23.1 million, respectively.

Future compensation costs for restricted stock units is approximately $11.5 million as of December 31, 2013 and will be recognized on a weighted average basis over the next 1.8 years.

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

The following table summarizes the performance unit activity during the twelve months ended December 31, 2013:

	Performance Units	Weighted Average Grant Date Fair Value

	(In thousands)
Unvested, at January 1, 2013	165	$56.57
Granted	91	$65.69
Vested	(34)	$46.20
Forfeited	(6)	$55.85

Unvested, at December 31, 2013	216	$62.03

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation cost related to the performance units is estimated to be approximately $13.3 million as of December 31, 2013 and is expected to be recognized over the next 2.2 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant. The fair value of performance units vested in 2013 and 2012 was $2.0 million and $6.2 million, respectively.

The fair value of stock options, restricted stock, restricted stock unit awards, and performance units is determined on the date of grant using the assumptions noted in the following table or the market price of the Company’s stock on the date of grant. Stock options are valued using the Black Scholes model. Performance units, restricted stock, and restricted stock unit awards are valued using the closing price of the Company’s stock on the date of grant. Expected volatilities for 2013, 2012, and 2011 are based on historical volatilities of the Company’s stock price. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company began operations in 2005, we do not have significant history to determine the expected term of our awards based on our experience alone. As such, we based our expected term on that of comparable companies. The assumptions used to calculate the value of the stock option awards granted in 2013, 2012, and 2011 are presented as follows:

	2013	2012	2011
Expected volatility	30.21%	32.85%	33.35%
Expected dividends	0.00%	0.00%	0.00%
Risk-free interest rate	0.995%	1.15%	2.57%
Expected term	6.0 years	6.0 years	6.0 years

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Derivative Financial Instrument (3)	Accumulated Other Comprehensive Loss

	(In thousands)
Balance at January 1, 2011	$(3,779)	$(7,825)	$(430)	$(12,034)
Other comprehensive loss	(6,489)	—	—	(6,489)
Reclassifications from accumulated other comprehensive loss	—	(4,000)	161	(3,839)

Other comprehensive (loss) income	(6,489)	(4,000)	161	(10,328)

Balance at December 31, 2011	(10,268)	(11,825)	(269)	(22,362)
Other comprehensive income	8,261	—	—	8,261
Reclassifications from accumulated other comprehensive loss	—	(2,700)	161	(2,539)

Other comprehensive income (loss)	8,261	(2,700)	161	5,722

Balance at December 31, 2012	(2,007)	(14,525)	(108)	(16,640)
Other comprehensive loss	(22,682)	—	—	(22,682)
Reclassifications from accumulated other comprehensive loss	—	7,451	108	7,559

Other comprehensive (loss) income	(22,682)	7,451	108	(15,123)

Balance at December 31, 2013	$(24,689)	$(7,074)	$—	$(31,763)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiaries, E.D. Smith and Associated Brands.
(2)	The unrecognized pension and post-retirement benefits reclassification is presented net of tax of $4,592 thousand, ($1,626) thousand, and ($2,527) thousand for the years ended December 31, 2013, 2012, and 2011, respectively.
(3)	The derivative financial instrument reclassification is presented net of tax of $68 thousand for the year ended December 31, 2013, and $101 thousand for the years ended December 31, 2012 and 2011, respectively.

	Reclassifications from Accumulated Other Comprehensive Loss			Affected Line in The Consolidated Statements of Income
	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Derivative financial instrument	$176	$262	$262	Interest expense
Income taxes	68	101	101	Income taxes

Net of tax	$108	$161	$161

Amortization of defined benefit pension items:
Prior service costs	$385	$535	$535	(a)
Unrecognized net loss	1,880	1,561	628	(a)
Other	61	(61)	(66)
Actuarial Adjustment	9,717	(6,361)	(7,624)	(b)

Total before tax	12,043	(4,326)	(6,527)
Income taxes	(4,592)	1,626	2,527	Income taxes

Net of tax	$7,451	$(2,700)	$(4,000)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 15 for additional details.
(b)	Represents the actuarial adjustment needed to adjust the Accumulated other comprehensive loss balance to actual.

15.	EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS

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

Defined Contribution Plans — Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2013, 2012, and 2011, the Company made matching contributions to the plan of $4.9 million, $4.5 million, and $4.3 million, respectively.

Multiemployer Pension Plans — The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multiemployer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. The Company withdrew from the Western Conference of Teamsters Pension Trust Plan as a result of the closure of our Portland pickle facility. The Company is liable for a share of the Plan’s unfunded vested benefits. As of December 31, 2013, a withdrawal liability in the amount of $0.9 million was included the Accounts payable and accrued expenses line of the Consolidated Balance Sheets. No additional liabilities were established as withdrawal from the remaining plans is not probable. In 2013, 2012, and 2011, the contributions to these plans, were $1.4 million, $1.5 million, and $1.6 million, respectively.

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2013 and 2012 is for the plan’s year ended December 31, 2012, and 2011, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP” column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would impact the comparability of contributions to the plans.

			Pension Protection Act Zone Status		FIP Implemented (yes or no)	TreeHouse Foods Contributions (In thousands)			Surcharge Imposed (yes or no)	Expiration Date Of Collective Bargaining Agreement
Plan Name:	EIN Number	Plan Number	Plan Year Ended December, 31

			2012	2011		2013	2012	2011
Central States Southeast and Southwest Areas Pension Fund	36-2154936	1	Red	Red	Yes	$592	$602	$621	No	12/28/2013	*

Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	36-6067654	1	Green	Green	No	$384	$413	$423	No	4/30/2017

Western Conference of Teamsters Pension Fund	91-6145047	1	Green	Green	No	$361	$379	$315	No	2/28/2015

*	Currently in negotiations to renew the collective bargaining agreement.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company was listed in the plan’s Form 5500 as providing more than 5% of the total contributions for the following plan and plan years:

Plan Name:	Year Contributions to Plan Exceeded More Than 5% of total Contributions (as of December 31 Of the Plan’s Year-End)
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	2013, 2012, and 2011

Defined Benefit Pension Plans —The Company established a tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to eligible salaried, non-union, and union employees not covered by a multiemployer pension plan. We also retain investment consultants to assist our Investment Committee with formulating a long-term investment policy for the master trust. The expected long term rate of return on assets is based on projecting long-term market returns for the various asset classes in which the plan’s assets are invested, weighted by the target asset allocations. The estimated ranges are primarily based on observations of historical asset returns and their historical volatility. In determining the expected returns, we also consider consensus forecasts of certain market and economic factors that influence returns, such as inflation, gross domestic product trends, and dividend yields. Active management of the plan assets may result in adjustments to the historical returns. The rate of return assumption is reviewed annually.

The Company’s overall investment strategy is to provide a regular and reliable source of income to meet the liquidity needs of the pension plans and minimize reliance on plan sponsor contributions as a source of benefit security. The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. Central to the policy are target allocation ranges by major asset classes. The objective of the target allocations are to ensure the assets are invested with the intent to protect pension plan assets so that such assets are preserved for the provision of benefits to participants and their beneficiaries and such long-term growth as may maximize the amounts available to provide such benefits without undue risk. Additionally, we consider the weighted average return of a capital markets model and historical returns on comparable equity, debt, and other investments. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2013, our master trust was invested as follows: equity securities of 62.3%, fixed income securities of 37.6% and cash and cash equivalents of 0.1%. Equity securities primarily include investments in collective equity funds that invest in domestic and international securities, with a primary focus on domestic securities. Fixed income securities primarily include investments in collective funds that invest in corporate bonds of companies from diversified industries. Other investments are short term in nature, including certificates of deposit, investments in a collective bond fund that invests in commercial paper, time deposits, fixed rate notes and bonds and others.

The fair value of the Company’s pension plan assets at December 31, 2013 and 2012, by asset category is as follows:

	Level (h)	Pension Plan Assets Fair Value Measurements at December 31, 2013
		(In thousands)
Short Term Investment Fund (a)	2	$54
Aggregate Bond Index Fund (b)	2	9,674
U.S. Market Cap Equity Index Fund (c)	2	24,797
International All Country World Index Fund (d)	2	4,113
Collective Daily 1-5 year credit bond fund (e)	2	6,799
Emerging Markets Index Fund (f)	2	1,479
Daily High Yield Fixed Income Fund (g)	2	1,845

		$48,761

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Level (h)	Pension Plan Assets Fair Value Measurements at December 31, 2012
		(In thousands)
Short Term Investment Fund (a)	2	$839
Aggregate Bond Index Fund (b)	2	9,820
U.S. Market Cap Equity Index Fund (c)	2	20,125
International All Country World Index Fund (d)	2	3,665
Collective Daily 1-5 year Credit Bond Fund (e)	2	4,938

		$39,387

(a)	This fund is an investment vehicle for cash reserves, which seeks to offer a competitive rate of return through a portfolio of high-grade, short term, and money market instruments. Principal preservation is the primary objective of this fund.
(b)	The primary objective of this fund is to hold a portfolio representative of the overall United States bond and debt market, as characterized by the Barclays Capital Aggregate Bond Index.
(c)	The primary objective of this fund is to approximate the risk and return characteristics of the Dow Jones U.S. ex-LP’s Total Stock Market Index.
(d)	The primary objective of this fund is to approximate the risk and return characteristics of the Morgan Stanley All Country World ex-US (MSCI ACWI ex-US) ND Index. This fund is commonly used to represent the non-U.S. equity in developed and emerging markets.
(e)	The primary objective of this fund is to hold a portfolio representative of the intermediate credit securities portion of the United States bond and debt markets, as characterized by the Barclays Capital U.S. 1-5 year Credit Bond Index.
(f)	The primary objective of this fund is to provide investment results that replicate the overall performance of the MSCI Emerging Markets Index. The Fund may make limited use of futures and/or options for the purpose of maintaining equity exposure.
(g)	The primary objective of this fund is to outperform the Barclay’s Capital High Yield Index over a market cycle while maintaining a similar level of volatility and credit quality as the index. This Fund can serve as a core bond investment position providing exposure to the U.S. Fixed Income market.
(h)	Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation effecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Security Act of 1974, as amended. The Company estimates that its 2014 contributions to its pension plans will be $3.2 million. The measurement date for the defined benefit pension plans is December 31.

Other Postretirement Benefits — Certain employees participate in benefit programs which provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2014 contributions to its postretirement benefit plans will be $0.2 million. The measurement date for the other postretirement benefit plans is December 31.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and covers all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $2.2 million, $1.8 million, and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in contributions is due to the transfer of the postretirement union retiree medical plan at our Dixon facility to the Central States multiemployer plan.

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2013 and 2012:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Change in benefit obligation:
Benefit obligation, at beginning of year	$59,942	$50,832	$3,391	$3,228
Service cost	2,407	2,289	22	24
Interest cost	2,466	2,451	138	149
Actuarial (gains) losses	(5,826)	7,364	(285)	92
Benefits paid	(2,317)	(2,994)	(111)	(102)

Benefit obligation, at end of year	$56,672	$59,942	$3,155	$3,391

Change in plan assets:
Fair value of plan assets, at beginning of year	$39,387	$34,777	$—	$—
Actual return on plan assets	6,431	3,424	—	—
Company contributions	5,260	4,180	111	102
Benefits paid	(2,317)	(2,994)	(111)	(102)

Fair value of plan assets, at year end	$48,761	$39,387	$—	$—

Funded status of the plan	$(7,911)	$(20,555)	$(3,155)	$(3,391)

Amounts recognized in the Consolidated Balance Sheets:
Current liability	$—	$—	$(173)	$(149)
Non-current liability	(7,911)	(20,555)	(2,982)	(3,242)

Net amount recognized	$(7,911)	$(20,555)	$(3,155)	$(3,391)

Amounts recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$9,675	$21,000	$459	$790
Prior service cost	1,788	2,243	(304)	(372)

Total, before tax effect	$11,463	$23,243	$155	$418

	Pension Benefits
	2013	2012
	(In thousands)
Accumulated benefit obligation	$54,688	$57,048

Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	5.00%	4.25%
Rate of compensation increases	3.00% - 4.00%	3.00% - 4.00%

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2013 and 2012 are as follows:

	2013		2012
	Pre-65	Post 65	Pre-65	Post 65
Health care cost trend rates:
Health care cost trend rate for next year	8.00%	7.50%	7.50%	7.00%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Discount rate	5.00%	5.00%	4.25%	4.25%
Year ultimate rate achieved	2020	2019	2018	2017

The following table summarizes the net periodic cost of our pension plans and postretirement plans, for the years ended December 31, 2013, 2012, and 2011:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(In thousands)			(In thousands)
Components of net periodic costs:
Service cost	$2,407	$2,289	$2,199	$22	$24	$30
Interest cost	2,466	2,451	2,219	138	149	118
Expected return on plan assets	(2,665)	(2,321)	(2,356)	—	—	—
Amortization of unrecognized prior service cost	455	603	603	(68)	(68)	(68)
Amortization of unrecognized net loss (gain)	1,733	1,510	640	46	51	(12)

Net periodic cost	$4,396	$4,532	$3,305	$138	$156	$68

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	4.25%	4.75%	5.25%	4.25%	4.75%	5.25%
Rate of compensation increases	3.00% - 4.00%	4.00%	4.00%	—	—	—
Expected return on plan assets	6.50%	6.50%	7.20%	—	—	—

The estimated amount that will be amortized from accumulated other comprehensive income into net pension cost in 2014 is as follows:

	Pension	Postretirement
	(In thousands)
Net actuarial loss	$505	$19
Prior service cost	$207	$(68)

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(In thousands)
2014	$3,189	$173
2015	$3,264	$176
2016	$3,386	$178
2017	$3,446	$174
2018	$3,889	$178
2019-2023	$18,146	$943

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

2013
(In thousands)
1% Increase:
Benefit obligation, end of year	$329
Service cost plus interest cost for the year	$17
1% Decrease:
Benefit obligation, end of year	$(275)
Service cost plus interest cost for the year	$(15)

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

16.	OTHER OPERATING EXPENSE, NET

We incurred Other operating expense, net of $5.9 million, $3.8 million, and $6.5 million, for the years ended December 31, 2013, 2012, and 2011, respectively. Other operating expenses (income), net consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Restructuring	$5,947	$5,178	$6,349
Other	—	(1,393)	113

Total other operating expense, net	$5,947	$3,785	$6,462

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Interest paid	$45,998	$48,098	$50,531
Income taxes paid	$38,533	$33,300	$27,078
Accrued purchase of property and equipment	$8,824	$4,777	$4,181
Accrued other intangible assets	$1,664	$431	$1,865

Non-cash financing activities for the twelve months ended December 31, 2013, 2012, and 2011 included the settlement of 0.2 million, 0.3 million, and 0.6 million shares, respectively, of restricted stock, restricted stock units, and performance stock units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

18.	COMMITMENTS AND CONTINGENCIES

We lease certain property, plant, equipment, and distribution warehouses used in our operations under both capital and operating lease agreements. These leases have terms ranging from one to seventeen years. Rent expense under operating lease commitments was $22.8 million, $21.6 million and $22.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of capital leases which are reflected as Property, plant and equipment in the Consolidated Balance Sheets are as follows:

	December 31,
	2013	2012
	(In thousands)
Machinery and equipment	$6,999	$8,465
Less accumulated amortization	(2,890)	(3,198)

Total	$4,109	$5,267

Future minimum payments at December 31, 2013, under non-cancelable capital leases, operating leases and purchase obligations, including input costs such as raw materials, ingredients, and packaging, are summarized as follows:

	Capital Leases	Operating Leases	Purchase Obligations
	(In thousands)
2014	$1,558	$21,732	$317,339
2015	1,514	19,726	31,437
2016	781	17,681	16,753
2017	53	14,099	4,691
2018	47	12,061	4,785
Thereafter	191	45,521	4,929

Total minimum payments	4,144	$130,820	$379,934

Less amount representing interest	(458)

Present value of capital lease obligations	$3,686

Litigation, Investigations and Audits — We are party in the conduct of our business to certain claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on our financial position, results of operations, or cash flows.

19.	DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments are interest rate risk, foreign currency risk, and commodity price risk. Derivative contracts are entered into for periods consistent with the related underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into derivative instruments for trading or speculative purposes.

Interest Rate Risk — The Company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps to hedge our exposure to changes in interest rates, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected marked conditions, with a bias toward fixed-rate debt.

Foreign Currency Risk — Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Income, with their fair value recorded on the Consolidated Balance Sheets. There were no contracts outstanding as of December 31, 2013. The Company had three foreign currency contracts for the purchase of U.S. dollars during 2012 that expired before the end of the year.

Commodity Risk — Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company uses derivative contracts to manage this risk. Commodity forward contracts that are derivatives, generally qualify for the normal purchases and normal sales scope exception under the guidance for derivatives and hedging activities, and therefore are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Consolidated Balance Sheets, with changes in value being recorded in the Consolidated Statements of Income.

The Company’s forward purchase commodity contracts include contracts for diesel, oil, plastics, natural gas, electricity, and certain soybean oil contracts that do not meet the requirements for the normal purchases and normal sales scope and exception.

The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. The contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and the soybean oil contracts are used to manage the price risk associated with raw material costs. As of December 31, 2013, the Company had outstanding contracts for the purchase of 39,886 megawatts of electricity, expiring throughout 2014 and outstanding contracts for the purchase of 749,941 dekatherms of natural gas, expiring throughout 2014.

The following table identifies the derivative, its fair value, and location on the Consolidated Balance Sheets:

		Fair Value
	Balance Sheet Location	December 31, 2013	December 31, 2012
		(In thousands)
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$8	$—

		$8	$—

Liability Derivatives:
Commodity contracts	Accounts payable and accrued expenses	$—	$929

		$—	$929

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded the following gains and losses on our derivative contracts in the Consolidated Statements of Income:

		Year Ended December 31,

	Location of Gain (Loss) Recognized in Income	2013	2012
		(In thousands)
Mark to market unrealized gain (loss):
Commodity contracts	Other income, net	$937	(1,092)

Total unrealized gain (loss)		937	(1,092)
Realized gain (loss):
Foreign currency contract	Cost of sales	—	(1,222)
Commodity contracts	Manufacturing related to cost of sales and transportation related to selling and distribution	(374)	(482)

Total realized gain (loss)		(374)	(1,704)

Total gain (loss)		$563	$(2,796)

20.	FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012		Level
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving credit facility	$(535,000)	$(532,226)	$(393,000)	$(393,353)	2
Senior notes	$—	$—	$(100,000)	$(102,341)	2
High yield notes	$(400,000)	$(435,520)	$(400,000)	$(433,500)	2

Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$8	$8	$(929)	$(929)	2
Investments	$8,680	$8,680	$—	$—	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the revolving credit facility, senior notes, High Yield Notes, and commodity contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair value of the revolving credit facility and senior notes were estimated using present value techniques and market based interest rates and credit spreads. The fair value of the Company’s High Yield Notes was estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume.

The fair value of the commodity contracts was based on an analysis comparing the contract rates to the forward curve rates throughout the term of the contracts. The commodity contracts are recorded at fair value on the Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the investments was determined using Level 1 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement dates. The investments were recorded at fair value on the Consolidated Balance Sheets.

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

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; sweeteners; condensed, ready to serve, and powdered soups, broths and gravies; refrigerated and shelf stable salad dressings and sauces; pickles and related products; Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; hot and cold cereals; baking and mix powders; macaroni and cheese; and skillet dinners.

Our Food Away From Home segment sells non-dairy powdered creamers; powdered sweeteners; pickles and related products; Mexican sauces; refrigerated and shelf stable dressings; aseptic products; hot and cold cereals; powdered drinks; and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. The most common products sold in this segment include non-dairy powdered creamer; baking and mix powders; pickles and related products; refrigerated and shelf stable salad dressings; Mexican sauces; soup and infant feeding products; hot cereal; powdered drinks; single serve hot beverages; and specialty teas. Export sales are primarily to industrial customers outside of North America.

The Company evaluates the performance of segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions, and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by our Chief Operating Decision Maker and do not include income taxes. Other expenses not allocated include warehouse start-up costs, restructuring costs, unallocated selling and distribution expenses, and corporate expenses which consist of general and administrative expenses, amortization expense, other operating (income) expense, and other expense (income). The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 “Summary of Significant Accounting Policies”.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net sales:
North American Retail Grocery	$1,642,190	$1,568,014	$1,456,213
Food Away From Home	360,868	338,357	307,819
Industrial and Export	290,869	275,754	285,953

Total	$2,293,927	$2,182,125	$2,049,985

Direct operating income:
North American Retail Grocery	$258,699	$244,736	$243,744
Food Away From Home	50,110	43,913	44,808
Industrial and Export	55,754	44,663	48,268

Total	364,563	333,312	336,820
Unallocated selling and distribution expenses	(5,284)	(5,231)	(5,864)
Unallocated cost of sales (1)	(18,728)	(10,950)	—
Unallocated corporate expense	(162,387)	(140,304)	(142,681)

Operating income	178,164	176,827	188,275
Other expense	(53,254)	(52,618)	(48,477)

Income before income taxes	$124,910	$124,209	$139,798

Depreciation:
North American Retail Grocery	$35,962	$36,301	$33,343
Food Away From Home	9,327	7,451	6,484
Industrial and Export	5,379	7,810	6,714
Corporate office (2)	22,599	13,107	2,075

Total	$73,267	$64,669	$48,616

(1)	Primarily related to accelerated depreciation and other charges related to restructurings.
(2)	Includes accelerated depreciation related to restructurings.

Geographic Information — The Company had revenues to customers outside of the United States of approximately 13.2%, 13.0% and 13.2% of total consolidated net sales in 2013, 2012, and 2011, respectively, with 12.2%, 12.1%, and 11.7% going to Canada in 2013, 2012 and 2011, respectively. Sales are determined based on the customer destination where the products are shipped.

	December 31,
	2013	2012	2011
	(In thousands)
Long-lived assets:
United States	$416,170	$388,642	$370,857
Canada	46,105	36,665	35,701

Total	$462,275	$425,307	$406,558

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets consist of net property, plant and equipment.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 19.0%, 20.7% and 19.1% of our consolidated net sales in 2013, 2012, and 2011, respectively. Sales to Wal-Mart Stores, Inc. and affiliates are included in our North American Retail Grocery segment. No other customer accounted for more than 10% of our consolidated net sales.

Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented approximately 24.8% and 30.1% of our total trade receivables as of December 31, 2013 and 2012, respectively.

Product Information — The following table presents the Company’s net sales by major products. In 2013, as a result of the Associated Brands acquisition, the Company updated the product categories. Non-dairy creamer was changed to Beverage enhancers to include sweeteners from Associated Brands. Powdered drinks was renamed Beverages and now includes the specialty teas and related products from Associated Brands. Hot cereals was renamed Cereals, as cold cereals are sold by Associated Brands. These changes did not require prior period adjustments.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Products:
Beverage enhancers	$361,290	$362,238	$359,860
Beverages	341,547	234,430	219,932
Salad Dressings	334,577	284,027	220,359
Pickles	297,904	308,228	300,414
Mexican and other sauces	245,171	232,025	195,233
Soup and infant feeding	219,404	281,827	299,042
Cereals	169,843	162,952	150,364
Dry dinners	124,075	126,804	115,627
Aseptic products	96,136	91,585	92,981
Jams	57,330	61,436	64,686
Other products	46,650	36,573	31,487

Total net sales	$2,293,927	$2,182,125	$2,049,985

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2013 and 2012:

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share data)
Fiscal 2013
Net sales	$540,110	$526,346	$567,150	$660,321
Gross profit	114,172	109,568	115,263	136,546
Income before income taxes	33,354	27,883	29,372	34,301
Net income	22,974	18,565	22,665	22,784
Net income per common share:
Basic (1)	.63	.51	.62	.62
Diluted (1)	.62	.50	.61	.61
Fiscal 2012
Net sales	$523,811	$527,421	$538,112	$592,781
Gross profit	114,932	106,591	113,209	119,178
Income before income taxes	31,704	27,496	28,962	36,047
Net income	22,074	19,511	21,554	25,224
Net income per common share:
Basic (1)	.61	.54	.60	.70
Diluted (1)	.60	.53	.58	.68

(1)	Due to rounding, the sum of the four quarters may not be the same as the total for the year.

23.	GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s High Yield Notes are guaranteed by its 100 percent owned subsidiary Bay Valley and Bay Valley’s 100 percent owned subsidiaries EDS Holdings, LLC, Sturm, and S.T. Specialty Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following supplemental consolidating financial information presents the results of operations, financial position and cash flows of TreeHouse, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for TreeHouse on a consolidated basis as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$23,268	43	23,164	—	46,475
Investments	—	—	8,680	—	8,680
Accounts receivable, net	258	116,464	36,041	—	152,763
Inventories, net	—	314,912	90,786	—	405,698
Deferred income taxes	—	18,534	3,375	—	21,909
Prepaid expenses and other current assets	27,890	12,593	758	(27,077)	14,164

Total current assets	51,416	462,546	162,804	(27,077)	649,689
Property, plant and equipment, net	13,426	379,380	69,469	—	462,275
Goodwill	—	959,440	159,764	—	1,119,204
Investment in subsidiaries	1,970,351	258,305	—	(2,228,656)	—
Intercompany accounts receivable (payable), net	154,742	68,407	(223,149)	—	—
Deferred income taxes	13,545	—	—	(13,545)	—
Intangible and other assets, net	46,943	288,873	154,070	—	489,886

Total assets	$2,250,423	2,416,951	322,958	(2,269,278)	2,721,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,127	204,920	34,843	(27,077)	238,813
Current portion of long-term debt	—	1,498	53	—	1,551

Total current liabilities	26,127	206,418	34,896	(27,077)	240,364
Long-term debt	935,000	3,580	365	—	938,945
Deferred income taxes	206	213,219	28,689	(13,545)	228,569
Other long-term liabilities	15,972	23,383	703	—	40,058
Stockholders’ equity	1,273,118	1,970,351	258,305	(2,228,656)	1,273,118

Total liabilities and stockholders’ equity	$2,250,423	2,416,951	322,958	(2,269,278)	2,721,054

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$269	$94,138	$—	$94,407
Accounts receivable, net	113	104,622	19,913	—	124,648
Inventories, net	—	301,286	46,067	—	347,353
Deferred income taxes	—	7,860	138	—	7,998
Prepaid expenses and other current assets	1,276	11,857	872	—	14,005

Total current assets	1,389	425,894	161,128	—	588,411
Property, plant and equipment, net	14,427	374,215	36,665	—	425,307
Goodwill	—	959,440	113,751	—	1,073,191
Investment in subsidiaries	1,740,451	209,833	—	(1,950,284)	—
Intercompany accounts receivable (payable), net	267,016	(118,778)	(148,238)	—	—
Deferred income taxes	13,275	—	—	(13,275)	—
Intangible and other assets, net	48,797	315,258	74,909	—	438,964

Total assets	$2,085,355	$2,165,862	$238,215	$(1,963,559)	$2,525,873

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$(3,579)	$175,139	$13,526	$—	$185,086
Current portion of long-term debt	—	1,938	6	—	1,944

Total current liabilities	(3,579)	177,077	13,532	—	187,030
Long-term debt	893,000	5,079	21	—	898,100
Deferred income taxes	2,413	208,494	14,829	(13,275)	212,461
Other long-term liabilities	14,266	34,761	—	—	49,027
Stockholders’ equity	1,179,255	1,740,451	209,833	(1,950,284)	1,179,255

Total liabilities and stockholders’ equity	$2,085,355	$2,165,862	$238,215	$(1,963,559)	$2,525,873

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	2,011,944	379,143	(97,160)	2,293,927
Cost of sales	—	1,593,404	322,134	(97,160)	1,818,378

Gross profit	—	418,540	57,009	—	475,549
Selling, general and administrative expense	52,951	166,849	36,263	—	256,063
Amortization	5,445	23,320	6,610	—	35,375
Other operating expense, net	—	3,741	2,206	—	5,947

Operating (loss) income	(58,396)	224,630	11,930	—	178,164
Interest expense	48,358	967	14,642	(14,663)	49,304
Interest income	—	(14,675)	(2,173)	14,663	(2,185)
Other (income) expense, net	(3)	(19,811)	25,949	—	6,135

(Loss) income from continuing operations, before income taxes	(106,751)	258,149	(26,488)	—	124,910
Income taxes (benefit)	(42,438)	90,175	(9,815)	—	37,922
Equity in net income of subsidiaries	151,301	(16,673)	—	(134,628)	—

Net income	$86,988	151,301	(16,673)	(134,628)	86,988

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,936,149	$295,267	$(49,291)	$2,182,125
Cost of sales	—	1,541,642	235,864	(49,291)	1,728,215

Gross profit	—	394,507	59,403	—	453,910
Selling, general and administrative expense	46,216	168,050	25,486	—	239,752
Amortization	4,556	24,068	4,922	—	33,546
Other operating (income) expense, net	(218)	1,564	2,439	—	3,785

Operating (loss) income	(50,554)	200,825	26,556	—	176,827
Interest expense	50,762	847	14,434	(14,434)	51,609
Interest income	—	(14,434)	(643)	14,434	(643)
Other expense, net	—	1,133	519	—	1,652

(Loss) income before income taxes	(101,316)	213,279	12,246	—	124,209
Income taxes (benefit)	(38,590)	71,130	3,306	—	35,846
Equity in net income of subsidiaries	151,089	8,940	—	(160,029)	—

Net income	$88,363	$151,089	$8,940	$(160,029)	$88,363

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,812,068	$272,270	$(34,353)	$2,049,985
Cost of sales	—	1,400,394	210,647	(34,353)	1,576,688

Gross profit	—	411,674	61,623	—	473,297
Selling, general and administrative expense	49,030	171,150	23,978	—	244,158
Amortization	3,155	26,213	5,034	—	34,402
Other operating income, net	—	6,462	—	—	6,462

Operating (loss) income	(52,185)	207,849	32,611	—	188,275
Interest expense	52,500	1,995	14,198	(15,622)	53,071
Interest income	(1,563)	(14,107)	—	15,622	(48)
Other income, net	(927)	(44)	(3,575)	—	(4,546)

(Loss) income before income taxes	(102,194)	220,004	21,988	—	139,798
Income taxes (benefit)	(38,533)	77,905	6,019	—	45,391
Equity in net income of subsidiaries	158,068	15,969	—	(174,037)	—

Net income (loss)	$94,407	$158,068	$15,969	$(174,037)	$94,407

Condensed Supplemental Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$86,988	$151,301	$(16,673)	$(134,628)	$86,988
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(9,780)	(12,902)	—	(22,682)
Pension and post-retirement reclassification adjustment, net of tax	—	7,451	—	—	7,451
Derivative reclassification adjustment, net of tax	108	—	—	—	108

Other comprehensive (loss) income	108	(2,329)	(12,902)	—	(15,123)
Equity in other comprehensive income of subsidiaries	(15,231)	(12,902)	—	28,133	—

Comprehensive income	$71,865	$136,070	$(29,575)	$(106,495)	$71,865

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(45,540)	224,654	37,576	—	216,690
Cash flows from investing activities:
Additions to property, plant and equipment	(48)	(66,878)	(7,854)	—	(74,780)
Additions to intangible assets	(4,923)	(1,480)	—	—	(6,403)
Acquisitions, net of cash acquired	—	(129,382)	(89,270)	—	(218,652)
Purchase of investments	—	—	(8,140)	—	(8,140)
Proceeds from sale of investments	—	—	165	—	165
Proceeds from sale of fixed assets	—	915	45	—	960

Net cash used in investing activities	(4,971)	(196,825)	(105,054)	—	(306,850)
Cash flows from financing activities:
Net repayment of debt	42,000	(1,939)	(6)	—	40,055
Intercompany transfer	26,116	(26,116)	—	—	—
Net payments related to stock-based award activities	1,291	—	—	—	1,291
Excess tax benefits from stock-based payment arrangements	4,372	—	—	—	4,372

Net cash provided by (used in) financing activities	73,779	(28,055)	(6)	—	45,718

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,490)	—	(3,490)
Increase (decrease) in cash and cash equivalents	23,268	(226)	(70,974)	—	(47,932)
Cash and cash equivalents, beginning of year	—	269	94,138	—	94,407

Cash and cash equivalents, end of year	$23,268	43	23,164	—	46,475

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(62,153)	$182,684	$84,028	$—	$204,559
Cash flows from investing activities:
Additions to property, plant and equipment	(223)	(60,416)	(9,638)	—	(70,277)
Additions to intangible assets	(8,216)	(1,027)	—	—	(9,243)
Acquisitions, net of cash acquired	—	(44,467)	14,512	—	(29,955)
Proceeds from sale of fixed assets	—	67	46	—	113

Net cash (used in) provided by investing activities	(8,439)	(105,843)	4,920	—	(109,362)
Cash flows from financing activities:
Net repayment of debt	(2,800)	(1,964)	21	—	(4,743)
Intercompany transfer	74,614	(74,614)	—	—	—
Net payments related to stock-based award activities	(3,879)	—	—	—	(3,879)
Excess tax benefits from stock-based payment arrangements	2,657	—	—	—	2,657

Net cash provided by (used in) financing activities	70,592	(76,578)	21	—	(5,965)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,896	—	1,896
Increase (decrease) in cash and cash equivalents	—	263	90,865	—	91,128
Cash and cash equivalents, beginning of year	—	6	3,273	—	3,279

Cash and cash equivalents, end of year	$—	$269	$94,138	$—	$94,407

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2011

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(73,426)	$226,570	$2,927	$—	$156,071
Cash flows from investing activities:
Additions to property, plant and equipment	(3,317)	(60,486)	(4,720)	—	(68,523)
Additions to intangible assets	(6,689)	(2,584)	—	—	(9,273)
Acquisitions, net of cash acquired	—	3,243	—	—	3,243
Proceeds from sale of fixed assets	—	229	22	—	251

Net cash used in investing activities	(10,006)	(59,598)	(4,698)	—	(74,302)
Cash flows from financing activities:
Net repayment of debt	(76,800)	(1,417)	—	—	(78,217)
Intercompany transfer	165,555	(165,555)	—	—	—
Payment of deferred financing costs	(1,518)	—	—	—	(1,518)
Net payments related to stock-based award activities	(8,278)	—	—	—	(8,278)
Excess tax benefits from stock-based payment arrangements	4,473	—	—	—	4,473

Net cash provided by (used in) financing activities	83,432	(166,972)	—	—	(83,540)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,273)	—	(1,273)
Increase (decrease) in cash and cash equivalents	—	—	(3,044)	—	(3,044)
Cash and cash equivalents, beginning of year	—	6	6,317	—	6,323

Cash and cash equivalents, end of year	$—	$6	$3,273	$—	$3,279

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2013, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2013 includes all of the Company’s subsidiaries. However, we have excluded the operations of Cains and Associated Brands from our evaluation of disclosure controls and procedures as of December 31, 2013 because Cains and Associated Brands were acquired by the Company in 2013. The net sales and total assets of Cains represented approximately 1.8% and 1.5%, respectively, of the Consolidated Financial Statement amounts for the year ended December 31, 2013. The net sales and total assets of Associated Brands represented approximately 2.1% and 2.6%, respectively, of the Consolidated Financial Statement amounts for the year ended December 31, 2013. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013. This report is included with this Form 10-K.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Cains Foods, Inc. and subsidiaries (Cains), which was acquired on July 1, 2013, and Associated Brands, Inc., and Associated Brands Ltd. and subsidiaries (collectively Associated Brands) which was acquired on October 8, 2013. The net sales and total assets of Cains represented approximately 1.8% and 1.5%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2013. The net sales and total assets of Associated Brands represented approximately 2.1% and 2.6%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Cains and Associated Brands. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 20, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 20, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2014 Proxy Statement”) to be filed with the SEC in connection with our 2014 annual meeting of the stockholders under the headings, Directors And Management — Directors and Executive Officers and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2014 Proxy Statement under the headings, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2014 Proxy Statement under the heading, Committee Meetings/Role of the Committees — Audit Committee and Committee Meetings/Role of Committees, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our April 24, 2014 Annual Meeting of Stockholders.

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

The information required by this item is included in the 2014 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2014 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the 1934 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the 2014 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2014 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2014 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

February 20, 2014

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed Sam K. Reed	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2014

/s/ Dennis F. Riordan Dennis F. Riordan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2014

/s/ George V. Bayly George V. Bayly	Director	February 20, 2014

/s/ Diana S. Ferguson Diana S. Ferguson	Director	February 20, 2014

/s/ Dennis F. O’Brien Dennis F. O’Brien	Director	February 20, 2014

/s/ Frank J. O’Connell Frank J. O’Connell	Director	February 20, 2014

/s/ Ann M. Sardini Ann M. Sardini	Director	February 20, 2014

/s/ Gary D. Smith Gary D. Smith	Director	February 20, 2014

/s/ Terdema L. Ussery, II Terdema L. Ussery, II	Director	February 20, 2014

/s/ David B. Vermylen David B. Vermylen	Director	February 20, 2014

SCHEDULE II

TREEEHOUSE FOODS, INC.

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2013, 2012 and 2011

Allowance for doubtful accounts deducted from accounts receivable:

Year	Balance Beginning of Year	Change to Allowance	Acquisitions	Write-Off of Uncollectible Accounts	Recoveries	Balance End of Year

	(In thousands)
2011	$750	$(221)	$—	$(15)	$3	$517
2012	$517	$(273)	$91	$(30)	$—	$305
2013	$305	$(98)	$255	$(57)	$—	$405

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Purchase Agreement, dated as of April 20, 2007, among Silver Brands Partners II, L.P., VDW Farms, Ltd., VDW Management, L.L.C., and Bay Valley Foods, LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 23, 2007.

2.2	Purchase Agreement, dated as of June 24, 2007 between E.D. Smith Operating Trust, E.D. Smith Limited Partnership, E.D. Smith Income Fund and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2007.

2.3	Stock Purchase Agreement, dated as of December 20, 2009, among TreeHouse Foods, Inc., Sturm Foods, Inc., HMSF, L.P. and other shareholders of Sturm Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2009.

2.4	Securities Purchase Agreement dated as of September 13, 2010, among STSF Holdings LLC, STSF Holdings, Inc., S.T. Specialty Foods, Inc. and the Company is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 13, 2010.

2.5	Earnout Agreement between STSF Holdings, LLC and the Company is incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 13, 2010.

2.6	Securities Purchase Agreement, dated as of August 7, 2013, by and among TreeHouse Foods, Inc., TorQuest Partners Fund II, L.P., the other sellers party thereto and Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation and 6726607 Canada Limited is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 7, 2013.

3.1	Amended and Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 28, 2011, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.

3.2	Amendment to the Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 25, 2011.

3.3	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated April 28, 2011.

4.1	Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005.

4.3	Indenture, dated March 2, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 2, 2010

4.4	First Supplemental Indenture, dated March 2, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 2, 2010.

4.5	Second Supplemental Indenture, dated March 2, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 2, 2010.

4.6	Third Supplemental Indenture, dated October 28, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Exhibit No.	Exhibit Description

10.1**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.2**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.3**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.4**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.5	Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.6**	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

10.7**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.

10.8	Credit Agreement dated as of June 27, 2005, between TreeHouse Foods, Inc. and a group of Lenders with Bank of America as Administrative Agent, Swing Line Lender and L/C Issuer is incorporated by reference to Exhibit 10.16 of our Form 10-Q filed with the Commission on May 12, 2006.

10.9	Amendment No. 1 dated as of August 31, 2006 to the Credit Agreement dated June 27, 2005 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 31, 2006.

10.10	Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006.

10.11**	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.

10.12**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.

10.13	Amendment No. 2 dated as of August 30, 2007 to the Credit Agreement dated June 27, 2005 is incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K dated September 4, 2007.

10.14**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2008.

10.15**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2008.

Exhibit No.	Exhibit Description

10.16**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 5, 2008.

10.17**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 5, 2008.

10.18**	Employment Agreement by and between TreeHouse Foods, Inc. and Dennis F. Riordan is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2008.

10.19**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.

10.20**	Second Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.

10.21**	Amended and Restated TreeHouse Foods, Inc. Executive Severance Plan is incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K dated November 5, 2008.

10.22**	First Amendment to Employment Agreement, date April 21, 2009, between TreeHouse Foods, Inc. and Dennis F. Riordan is Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2009.

10.23**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2009.

10.24**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission August 6, 2009.

10.25**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2009.

10.26**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Commission August 6, 2009.

10.27**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.5 of our Form 10-Q filed with the Commission August 6, 2009.

10.28**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.6 of our Form 10-Q filed with the Commission August 6, 2009.

10.29**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filed with the Commission August 6, 2009.

10.30	Amended and Restated Credit Agreement, dated as of October 27, 2010 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2010.

10.31	Amendment No.1 to Amended and Restated Credit Agreement, dated as of September 23, 2011 by and among TreeHouse Foods, Inc., Bay Valley Foods, Inc., EDS Holdings LLC, Sturm Foods, Inc., STSF Holdings, Inc., S.T. Specialty Foods, Inc. and Bank of America, N.A. in its capacity as administrative agent, and each of the Lenders parties thereto, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2011.

10.32**	Third Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.32 of our Form 10-K filed with the Commission February 21, 2012.

Exhibit No.	Exhibit Description

10.33**	Consulting Agreement, dated February 10, 2011, between the Company and David B. Vermylen is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2011.

10.34**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 6, 2012.

12.1*	Computation of Ratio of Earnings to Fixed Changes.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.