Form 10-Q
period 2014-03-31
TreeHouse Foods, Inc.
filed 2014-05-08
CIK 1320695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014.

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

Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2014: 36,778,877

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,786	$46,475
Investments	8,615	8,680
Receivables, net	151,072	152,763
Inventories, net	413,296	405,698
Deferred income taxes	21,830	21,909
Prepaid expenses and other current assets	16,863	14,164

Total current assets	627,462	649,689
Property, plant and equipment, net	455,767	462,275
Goodwill	1,112,699	1,119,204
Intangible assets, net	464,334	475,756
Other assets, net	16,160	14,130

Total assets	$2,676,422	$2,721,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$217,028	$238,813
Current portion of long-term debt	1,549	1,551

Total current liabilities	218,577	240,364
Long-term debt	900,463	938,945
Deferred income taxes	227,875	228,569
Other long-term liabilities	37,530	40,058

Total liabilities	1,384,445	1,447,936
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 36,754 and 36,493 shares issued and outstanding, respectively	367	365
Additional paid-in capital	764,917	748,577
Retained earnings	570,260	555,939
Accumulated other comprehensive loss	(43,567)	(31,763)

Total stockholders’ equity	1,291,977	1,273,118

Total liabilities and stockholders’ equity	$2,676,422	$2,721,054

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net sales	$618,903	$540,110
Cost of sales	485,912	425,938

Gross profit	132,991	114,172
Operating expenses:
Selling and distribution	38,017	32,402
General and administrative	33,768	27,473
Other operating expense, net	873	1,418
Amortization expense	10,034	8,499

Total operating expenses	82,692	69,792

Operating income	50,299	44,380
Other expense (income):
Interest expense	10,873	12,778
Interest income	(168)	(678)
Loss (gain) on foreign currency exchange	2,951	(361)
Loss on extinguishment of debt	16,685	—
Other income, net	(85)	(713)

Total other expense	30,256	11,026

Income before income taxes	20,043	33,354
Income taxes	5,721	10,380

Net income	$14,322	$22,974

Net earnings per common share:
Basic	$.39	$.63
Diluted	$.38	$.62
Weighted average common shares:
Basic	36,682	36,301
Diluted	37,665	37,234

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income	$14,322	$22,974

Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,907)	(7,858)
Pension and post-retirement reclassification adjustment (1)	103	410
Derivative reclassification adjustment (2)	—	40

Other comprehensive loss	(11,804)	(7,408)

Comprehensive income	$2,518	$15,566

(1)	Net of tax of $64 and $217 for the three months ended March 31, 2014 and 2013, respectively.
(2)	Net of tax of $25 for the three months ended March 31, 2013.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$14,322	$22,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,972	18,385
Amortization	10,034	8,499
Stock-based compensation	4,180	3,418
Excess tax benefits from stock-based compensation	(4,630)	(395)
Loss on extinguishment of debt	16,685	—
Mark to market gain on derivative contracts	(117)	(773)
Mark to market gain on investments	(79)	(352)
(Gain) loss on disposition of assets	(208)	218
Deferred income taxes	(1,699)	(2,214)
Other	2,950	(319)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	697	(2,868)
Inventories	(9,907)	(17,583)
Prepaid expenses and other assets	(1,945)	(89)
Accounts payable, accrued expenses and other liabilities	(11,385)	28,085

Net cash provided by operating activities	35,870	56,986
Cash flows from investing activities:
Additions to property, plant and equipment	(18,339)	(13,788)
Additions to other intangible assets	(3,316)	(1,060)
Acquisitions, less cash acquired	1,325	—
Proceeds from sale of fixed assets	525	160
Purchase of investments	(236)	(7,477)
Proceeds from sale of investments	63	—

Net cash used in investing activities	(19,978)	(22,165)
Cash flows from financing activities:
Borrowings under revolving credit facility	25,000	54,550
Payments under revolving credit facility	(165,000)	(90,050)
Proceeds from issuance of new debt	400,000	—
Payments on 2018 notes	(298,213)	—
Payments on capitalized lease obligations and other debt	(319)	(457)
Payment of deferred financing costs	(6,897)	—
Payment of debt premium for extinguishment of debt	(12,749)	—
Net receipts related to stock-based award activities	7,530	166
Excess tax benefits from stock-based compensation	4,630	395

Net cash used in financing activities	(46,018)	(35,396)
Effect of exchange rate changes on cash and cash equivalents	(563)	(2,031)

Net decrease in cash and cash equivalents	(30,689)	(2,606)
Cash and cash equivalents, beginning of period	46,475	94,407

Cash and cash equivalents, end of period	$15,786	$91,801

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2014

(Unaudited)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. (the “Company,” “Treehouse,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Results of operations for interim periods are not necessarily indicative of annual results.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, clarifying how entities are required to measure obligations resulting from joint and several liability arrangements and outlining the required disclosures around these liabilities. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. See Note 11, Long-Term Debt, for related disclosures. The Company adopted this standard during the first quarter of 2014, the impact of which was not significant.

3. Restructuring

Soup restructuring — In August of 2012, following a strategic review of the soup category, the Company announced a restructuring plan that included reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business there and the closure of its Mendota, Illinois soup plant. The restructuring is expected to reduce manufacturing costs by streamlining operations and transferring production from the Mendota plant to the Pittsburgh plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment and ended as of December 31, 2012, with full plant closure in the second quarter of 2013. Total costs of the restructuring are expected to be approximately $27.8 million as detailed below, of which $5.2 million is expected to be in cash. Expenses associated with the restructuring plan are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income, with the exception of accelerated depreciation, which is recorded in Cost of sales.

Seaforth, Ontario, Canada — On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada and the transfer of production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility was primarily related to the North American Retail Grocery segment and ended in the fourth quarter of 2013, with full plant closure occurring in the first quarter of 2014. Total costs to close the Seaforth facility are expected to be approximately $13.2 million

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as detailed below, of which $6.2 million is expected to be in cash. Expenses incurred associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income. Certain costs, primarily accelerated depreciation, are recorded in Cost of sales.

Below is a summary of the restructuring costs:

	Soup Restructuring			Seaforth Closure
	Three Months Ended March 31, 2014	Cumulative Costs To Date	Total Expected Costs	Three Months Ended March 31, 2014	Cumulative Costs To Date	Total Expected Costs
	(In thousands)			(In thousands)
Accelerated depreciation	$—	$22,590	$22,590	$—	$6,582	$6,582
Severance and outplacement	—	769	769	5	2,889	2,889
Other closure costs	800	2,471	4,426	3	3,731	3,753

Total	$800	$25,830	$27,785	$8	$13,202	$13,224

4. Acquisitions

The Company acquired all of the outstanding equity interests of Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation and 6726607 Canada Ltd. (collectively, “Associated Brands”) from TorQuest Partners LLC and other shareholders in October of 2013. Associated Brands is a privately owned Canadian company and a private label manufacturer of powdered drinks, specialty teas, and sweeteners. The purchase price, after adjusting for working capital, was approximately CAD $191 million. The acquisition was financed through cash on hand and borrowings under the Company’s existing $750 million credit facility. The acquisition of Associated Brands strengthened the Company’s retail presence in the private label dry grocery segment and introduced a line of specialty tea products to complement its single serve coffee business, and is being accounted for under the acquisition method of accounting. At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values, and is subject to adjustments, primarily for taxes. During the first quarter of 2014, the working capital adjustment was finalized and resulted in a CAD $1.4 million reduction to goodwill.

On July 1, 2013, the Company completed its acquisition of all of the outstanding shares of Cains Foods, L.P. (“Cains”), a privately owned Ayer, Massachusetts based manufacturer of shelf stable mayonnaise, dressings, and sauces. The Cains product portfolio offers retail and foodservice customers a wide array of packaging sizes, sold as private label and branded products. The purchase price was approximately $35 million, net of acquired cash, after adjusting for working capital and taxes. The acquisition was financed through borrowings under the Company’s existing $750 million credit facility. The acquisition expanded the Company’s footprint in the Northeast United States, enhanced its foodservice presence, and enriched its packaging capabilities. The acquisition was accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition. There have been no changes to the purchase price allocation in 2014.

5. Investments

	March 31, 2014	December 31, 2013
	(In thousands)	(In thousands)
U.S. equity	$5,252	$5,254
Non-U.S. equity	1,666	1,669
Fixed income	1,697	1,757

Total investments	$8,615	$8,680

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investments include U.S. equity, non-U.S. equity and fixed income securities that are classified as short-term investments on the Condensed Consolidated Balance Sheets. The U.S. equity, non-U.S. equity, and fixed income securities are classified as short-term investments as they have characteristics of other current assets and are actively managed.

We recognized insignificant unrealized gains for the three months ended March 31, 2014 and $0.4 million of unrealized gains for the three months ended March 31, 2013. The unrealized gains are included in Interest income in the Condensed Consolidated Statements of Income. When securities are sold, their cost is determined based on the first-in, first-out method.

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2014 and December 31, 2013, $10.6 million and $19.3 million, respectively, represent cash and equivalents held in Canada, in local currency, and is convertible into other currencies. The cash and equivalents held in Canada are expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

6. Inventories

	March 31, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$166,607	$162,751
Finished goods	268,422	264,829
LIFO reserve	(21,733)	(21,882)

Total	$413,296	$405,698

Approximately $61.4 million and $84.6 million of our inventory was accounted for under the Last-in, First-out (“LIFO”) method of accounting at March 31, 2014 and December 31, 2013, respectively.

7. Property, Plant and Equipment

	March 31, 2014	December 31, 2013
	(In thousands)
Land	$26,396	$26,492
Buildings and improvements	194,174	194,439
Machinery and equipment	534,155	536,256
Construction in progress	36,390	43,146

Total	791,115	800,333
Less accumulated depreciation	(335,348)	(338,058)

Property, plant and equipment, net	$455,767	$462,275

Depreciation expense was $17.0 million and $18.4 million for the three months ended March 31, 2014 and 2013, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
	(In thousands)
Balance at December 31, 2013	$884,768	$95,572	$138,864	$1,119,204
Currency exchange adjustment	(4,535)	(527)	(118)	(5,180)
Purchase price adjustments	(1,156)	(38)	(131)	(1,325)

Balance at March 31, 2014	$879,077	$95,007	$138,615	$1,112,699

The Company has not incurred any goodwill impairments since its inception.

The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$30,142	$—	$30,142	$31,067	$—	$31,067
Intangible assets with finite lives:
Customer-related	521,567	(139,476)	382,091	525,820	(133,063)	392,757
Contractual agreements	1,215	(127)	1,088	1,249	(87)	1,162
Trademarks	26,382	(7,590)	18,792	26,466	(7,164)	19,302
Formulas/recipes	8,827	(6,005)	2,822	8,882	(5,708)	3,174
Computer software	53,922	(24,523)	29,399	51,087	(22,793)	28,294

Total other intangibles	$642,055	$(177,721)	$464,334	$644,571	$(168,815)	$475,756

Amortization expense on intangible assets for the three months ended March 31, 2014 and 2013 was $10.0 million and $8.5 million, respectively. Estimated amortization expense on intangible assets for 2014 and the next four years is as follows:

(In thousands)
2014	$40,685
2015	$39,061
2016	$38,847
2017	$38,140
2018	$32,784

9. Accounts Payable and Accrued Expenses

	March 31, 2014	December 31, 2013
	(In thousands)
Accounts payable	$162,765	$154,378
Payroll and benefits	31,755	40,155
Interest and taxes	2,677	22,190
Health insurance, workers’ compensation and other insurance costs	7,637	8,164
Marketing expenses	5,843	7,568
Other accrued liabilities	6,351	6,358

Total	$217,028	$238,813

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Income Taxes

Income tax expense was recorded at an effective rate of 28.5% and 31.1% for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. The decrease in the effective tax rate for the three months ended March 31, 2014 as compared to 2013 is attributable to the settlement of unrecognized tax benefits associated with the Company’s 2011 examination by the United States Internal Revenue Services (“IRS”).

The IRS completed its examination of TreeHouse’s 2011 tax year during the first quarter of 2014, resulting in a small cash payment by the Company. The Canadian Revenue Agency (“CRA”) is currently examining the 2008, 2009, and 2010 tax years of E.D. Smith. The E.D. Smith examinations are expected to be completed in 2014 or 2015. The Company also has examinations in process with various state taxing authorities, which are expected to be completed in 2014 or 2015.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $8.5 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations.

11. Long-Term Debt

	March 31, 2014	December 31, 2013
	(In thousands)
Revolving credit facility	$395,000	$535,000
2018 Notes	101,787	400,000
2022 Notes	400,000	—
Tax increment financing and other debt	5,225	5,496

Total debt outstanding	902,012	940,496
Less current portion	(1,549)	(1,551)

Total long-term debt	$900,463	$938,945

Revolving Credit Facility — As of March 31, 2014, the Company was party to an unsecured revolving credit facility with an aggregate commitment of $750 million, of which $344.2 million was available. The revolving credit facility had a maturity date of September 23, 2016. In addition, as of March 31, 2014, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn. The revolving credit facility contained various financial and other restrictive covenants and required that the Company maintained certain financial ratios, including a leverage and interest coverage ratio. The Company’s average interest rate on debt outstanding under its revolving credit facility for the three months ended March 31, 2014 was 1.38%.

2018 Notes — The Company previously issued 7.75% notes in aggregate principal amount of $400 million due on March 1, 2018 (the “2018 Notes”). As of March 31, 2014, the 2018 Notes were guaranteed, jointly and severally, by the Company’s 100 percent owned subsidiary Bay Valley Foods, LLC (“Bay Valley”) and Bay Valley’s 100 percent owned subsidiaries EDS Holdings, LLC, Sturm Foods, Inc. (“Sturm Foods”), and S.T. Specialty Foods. The 2018 Notes were senior unsecured obligations of the Company.

On February 25, 2014, the Company commenced a tender offer and consent solicitation to repurchase and extinguish $400 million in aggregate principal amount of the 2018 Notes. Pursuant to the terms of the tender offer, the Company offered to repurchase the 2018 Notes at a price of 104.275% of the principal amount (plus any accrued but unpaid interest to, but excluding the payment date), for any 2018 Notes validly tendered and not withdrawn prior to the consent expiration time on March 10, 2014. As of the consent expiration time, the holders had tendered approximately $298 million in aggregate principal amount of 2018 Notes, and the Company accepted all such 2018 Notes tendered for purchase and extinguishment on March 11, 2014. The remaining holders had until March 24, 2014 to tender their 2018 Notes at a reduced rate of 101.275% of the principal amount; no additional 2018 Notes were tendered prior to the final expiration of the tender offer and consent solicitation. During the quarter, the Company incurred a loss on extinguishment of the 2018 Notes totaling $16.7 million that included the write-off of $3.9 million in deferred financing costs.

On March 11, 2014, the Company issued a redemption notice for all of its remaining outstanding 2018 Notes. On April 10, 2014, all remaining outstanding 2018 Notes, or approximately $101.8 million in aggregate principal amount, were redeemed at a price of 103.875% of the principal amount of the 2018 Notes, plus accrued but unpaid interest. Accordingly, no 2018 Notes remain outstanding as of the date of this Report.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022 Notes — On March 11, 2014, the Company completed its underwritten public offering of $400 million in aggregate principal amount of 4.875% notes due March 15, 2022 (the “2022 Notes”). The net proceeds of $394 million ($400 million less underwriting discount of $6 million, providing an effective interest rate of 4.99%) were used to extinguish $298 million of the 2018 Notes with the balance of the proceeds being used to temporarily pay down the revolving credit facility. The Company issued the 2022 Notes pursuant to an Indenture, dated March 2, 2010 (the “Base Indenture”), between the Company, the 100% owned subsidiary guarantors (which, as of March 31, 2014, were comprised of its 100% owned direct and indirect subsidiaries Bay Valley, EDS Holdings, LLC, Sturm Foods, and S.T. Specialty Foods, known collectively as the “Guarantors”) and Wells Fargo Bank, National Association as trustee (the “Trustee”), as supplemented by the Fifth Supplemental Indenture, dated as of March 11, 2014, (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), among the Company, the Guarantors, and the Trustee.

The Indenture provides, among other things, that the 2022 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2022 Notes are fully and unconditionally, as well as jointly and severally, guaranteed on a senior unsecured basis by the Guarantors, in addition to any future domestic subsidiaries that guarantee or become borrowers under its credit facility, or guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries. Interest is payable on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes will mature on March 15, 2022.

The Company may redeem some or all of the 2022 Notes at any time prior to March 15, 2017 at a price equal to 100% of the principal amount of the 2022 Notes redeemed, plus an applicable “make-whole” premium. On or after March 15, 2017, the Company may redeem some or all of the 2022 Notes at redemption prices set forth in the Indenture. In addition, at any time prior to March 15, 2017, the Company may redeem up to 35% of the 2022 Notes at a redemption price of 104.875% of the principal amount of the 2022 Notes redeemed with the net cash proceeds of certain equity offerings.

Subject to certain limitations, in the event of a change of control of the Company, the Company will be required to make an offer to purchase the 2022 Notes at a purchase price equal to 101% of the principal amount of the 2022 Notes, plus accrued and unpaid interest.

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) pay dividends or make other payments (except for certain dividends and payments to the Company and certain subsidiaries of the Company), (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future the 2022 Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the 2022 Notes for so long as the 2022 Notes are rated investment grade by the two rating agencies.

Tax Increment Financing —The Company owes $1.8 million related to redevelopment bonds pursuant to a Tax Increment Financing Plan and has agreed to make certain payments with respect to the principal amount of the bonds through May 2019.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Weighted average common shares outstanding	36,682	36,301
Assumed exercise/vesting of equity awards (1)	983	933

Weighted average diluted common shares outstanding	37,665	37,234

(1)	Incremental shares from stock-based compensation awards (equity awards) are computed by the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.3 million and 0.4 million for the three months ended March 31, 2014 and 2013, respectively.

13. Stock-Based Compensation

Income before income taxes for the three month periods ended March 31, 2014 and 2013 includes share-based compensation expense of $4.2 million and $3.4 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.5 million and $1.3 million for the three month periods ended March 31, 2014 and 2013, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2014. Stock options are granted under our long-term incentive plan, and generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2013	2,570	64	$36.71	4.1	$84,840
Granted	7	—	$70.73
Forfeited	—	—	$—
Exercised	(260)	—	$29.13

Outstanding, March 31, 2014	2,317	64	$37.63	4.1	$81,810

Vested/expected to vest, at March 31, 2014	2,257	64	$36.92	4.0	$81,410

Exercisable, March 31, 2014	1,825	64	$30.89	2.9	$77,648

Compensation costs related to unvested options totaled $5.8 million at March 31, 2014 and will be recognized over the remaining vesting period of the grants, which averages 1.8 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The weighted average grant date fair value of awards granted during the first quarter of 2014 was $21.93. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was approximately $10.9 million and $1.1 million, respectively. The tax benefit recognized from stock option exercises was $4.2 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to stock options, the Company may also grant restricted stock, restricted stock units and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock and restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors, or a specified date. The following table summarizes the restricted stock unit activity during the three months ended March 31, 2014.

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2013	317	$58.98	93	$44.06
Granted	13	$67.20	—	$—
Vested	(1)	$54.42	—	$—
Forfeited	—	$—	—	$—

Outstanding, at March 31, 2014	329	$59.32	93	$44.06

Future compensation costs related to restricted stock units are approximately $10.1 million as of March 31, 2014, and will be recognized on a weighted average basis, over the next 1.6 years. The grant date fair value of the awards granted in 2014 is equal to the Company’s closing stock price on the grant date. The fair value of vested restricted stock units was insignificant during the three months ended March 31, 2014 and $1.2 million for the three months ended March 31, 2013.

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. The following table summarizes the performance unit activity during the three months ended March 31, 2014:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2013	216	$62.03
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Unvested, at March 31, 2014	216	$62.03

Future compensation costs related to the performance units is estimated to be approximately $9.6 million as of March 31, 2014, and is expected to be recognized over the next 1.9 years. The grant fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Derivative Financial Instrument (3)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$(24,689)	$(7,074)	$—	$(31,763)
Other comprehensive loss	(11,907)	—	—	(11,907)
Reclassifications from accumulated other comprehensive loss	—	103	—	103

Other comprehensive (loss) income	(11,907)	103	—	(11,804)

Balance at March 31, 2014	$(36,596)	$(6,971)	$—	$(43,567)

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Derivative Financial Instrument (3)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$(2,007)	$(14,525)	$(108)	$(16,640)
Other comprehensive loss	(7,858)	—	—	(7,858)
Reclassifications from accumulated other comprehensive loss	—	410	40	450

Other comprehensive (loss) income	(7,858)	410	40	(7,408)

Balance at March 31, 2013	$(9,865)	$(14,115)	$(68)	$(24,048)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiaries.
(2)	The unrecognized pension and post-retirement benefits reclassification is presented net of tax of $64 and $217 for the three months ended March 31, 2014 and 2013, respectively. The reclassification is included in the computation of net periodic pension cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.
(3)	The derivative financial instrument reclassification is presented net of tax of $25 for the three months ended March 31, 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Condensed Consolidated Statements of Income lines impacted by reclassifications out of Accumulated Other Comprehensive Loss are outlined below:

	Reclassifications from Accumulated Other Comprehensive Loss		Affected line in The Condensed Consolidated Statements of Income
	Three months ended March 31,
	2014	2013
	(In thousands)
Derivative financial instrument	$—	$65	Interest expense
Income taxes	—	25	Income taxes

Net of tax	$—	$40

Amortization of defined benefit pension items:
Prior service costs	$36	$96	(a)
Unrecognized net loss	131	470	(a)
Other	—	61

Total before tax	167	627
Income taxes	64	217	Income taxes

Net of tax	$103	$410

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 15 for additional details.

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

Components of net periodic pension expense are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Service cost	$545	$648
Interest cost	693	627
Expected return on plan assets	(798)	(643)
Amortization of prior service costs	53	114
Amortization of unrecognized net loss	126	459

Net periodic pension cost	$619	$1,205

The Company contributed $0.4 million to the pension plans in the first three months of 2014 and expects to contribute approximately $4.1 million in 2014.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Service cost	$5	$5
Interest cost	39	36
Amortization of prior service credit	(16)	(17)
Amortization of unrecognized net loss	5	11

Net periodic postretirement cost	$33	$35

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2014.

Net periodic pension costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Other Operating Expense, Net

The Company incurred other operating expenses for the three months ended March 31, 2014 and 2013, which consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Restructuring	$867	$1,418
Other	6	—

Total other operating expense, net	$873	$1,418

17. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest paid	$18,732	$17,810
Income taxes paid	$17,260	$6,291
Accrued purchase of property and equipment	$2,915	$4,217
Accrued other intangible assets	$1,193	$1,082

Non-cash financing activities for the three months ended March 31, 2014 and 2013 include the settlement of 1,242 shares and 23,713 shares, respectively, of restricted stock units and performance units, where shares were withheld to satisfy the minimum statutory tax withholding requirements.

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

Due to the Company’s operations in Canada, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2014 and 2013, the Company did not have any foreign currency contracts outstanding.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are, generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements of Income.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of March 31, 2014, the Company had outstanding contracts for the purchase of 30,748 megawatts of electricity, expiring throughout 2014.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	March 31, 2014	December 31, 2013
		(In thousands)
Asset Derivative:
Commodity contracts	Prepaid expenses and other current assets	$124	$8

		$124	$8

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended
	Location of Gain (Loss)	March 31,
	Recognized in Income	2014	2013
		(In thousands)
Mark to market unrealized gain:
Commodity contracts	Other income, net	$117	$773

Total unrealized gain		117	773
Realized gain:
Commodity contracts	Selling and distribution	—	34

Total realized gain		—	34

Total gain		$117	$807

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Fair Value

The following table presents the carrying value and fair value of our financial instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving credit facility	$(395,000)	$(393,184)	$(535,000)	$(532,226)	2
2018 Notes	$(101,787)	$(105,731)	$(400,000)	$(435,520)	2
2022 Notes	$(400,000)	$(401,000)	$—	$—	2

Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$124	$124	$8	$8	2
Investments	$8,615	$8,615	$8,680	$8,680	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the revolving credit facility, 2018 Notes, 2022 Notes, and commodity contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair value of the revolving credit facility was estimated using present value techniques and market based interest rates and credit spreads. The fair value of the Company’s 2018 and 2022 Notes was estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume.

The fair value of the commodity contracts is based on an analysis comparing the contract rates to the market rates at the balance sheet date. The commodity contracts are recorded at fair value on the Condensed Consolidated Balance Sheets.

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling and distribution expenses, unallocated costs of sales and unallocated corporate expenses. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$452,403	$386,081
Food Away From Home	88,673	81,813
Industrial and Export	77,827	72,216

Total	$618,903	$540,110

Direct operating income:
North American Retail Grocery	$75,090	$65,588
Food Away From Home	9,488	10,982
Industrial and Export	15,046	12,460

Total	99,624	89,030
Unallocated selling and distribution expenses	(2,383)	(1,416)
Unallocated costs of sales (1)	(2,267)	(5,844)
Unallocated corporate expense	(44,675)	(37,390)

Operating income	50,299	44,380
Other expense	(30,256)	(11,026)

Income before income taxes	$20,043	$33,354

(1)	Includes charges related to restructurings and other costs managed at corporate.

Geographic Information — The Company had revenues to customers outside of the United States of approximately 13.0% of total consolidated net sales in the three months ended March 31, 2014 and 2013, with 12.0% and 11.7% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 18.4% and 20.3% of consolidated net sales in the three months ended March 31, 2014 and 2013, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Products:
Beverages	$124,320	$68,695
Salad dressings	88,136	72,779
Beverage enhancers	84,765	91,174
Pickles	68,849	70,910
Mexican and other sauces	60,649	58,171
Soup and infant feeding	57,197	55,078
Cereals	44,901	47,789
Dry dinners	35,077	29,194
Aseptic products	21,887	23,929
Jams	13,611	14,855
Other products	19,511	7,536

Total net sales	$618,903	$540,110

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Guarantor and Non-Guarantor Financial Information

As of March 31, 2014, the Company’s 2018 and 2022 Notes are guaranteed, jointly and severally, by its 100% owned direct and indirect subsidiaries Bay Valley, EDS Holdings, LLC, Sturm Foods, and S.T. Specialty Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of March 31, 2014 and 2013, and for the three months ended March 31, 2014, and 2013. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

March 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,917	$150	$10,719	$—	$15,786
Investments	—	—	8,615	—	8,615
Receivables, net	1,035	110,867	39,170	—	151,072
Inventories, net	—	312,898	100,398	—	413,296
Deferred income taxes	—	18,533	3,297	—	21,830
Prepaid expenses and other current assets	24,142	14,507	1,215	(23,001)	16,863

Total current assets	30,094	456,955	163,414	(23,001)	627,462
Property, plant and equipment, net	13,491	374,845	67,431	—	455,767
Goodwill	—	959,439	153,260	—	1,112,699
Investment in subsidiaries	2,021,219	253,309	—	(2,274,528)	—
Intercompany accounts receivable (payable), net	82,592	132,772	(215,364)	—	—
Deferred income taxes	15,818	—	—	(15,818)	—
Identifiable intangible and other assets, net	50,156	283,413	146,925	—	480,494

Total assets	$2,213,370	$2,460,733	$315,666	$(2,313,347)	$2,676,422

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,986	$195,571	$33,472	$(23,001)	$217,028
Current portion of long-term debt	—	1,499	50	—	1,549

Total current liabilities	10,986	197,070	33,522	(23,001)	218,577
Long-term debt	896,787	3,260	416	—	900,463
Deferred income taxes	144	215,785	27,764	(15,818)	227,875
Other long-term liabilities	13,476	23,399	655	—	37,530
Stockholders’ equity	1,291,977	2,021,219	253,309	(2,274,528)	1,291,977

Total liabilities and stockholders’ equity	$2,213,370	$2,460,733	$315,666	$(2,313,347)	$2,676,422

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,268	$43	$23,164	$—	$46,475
Investments	—	—	8,680	—	8,680
Accounts receivable, net	258	116,464	36,041	—	152,763
Inventories, net	—	314,912	90,786	—	405,698
Deferred income taxes	—	18,534	3,375	—	21,909
Prepaid expenses and other current assets	27,890	12,593	758	(27,077)	14,164

Total current assets	51,416	462,546	162,804	(27,077)	649,689
Property, plant and equipment, net	13,426	379,380	69,469	—	462,275
Goodwill	—	959,440	159,764	—	1,119,204
Investment in subsidiaries	1,970,351	258,305	—	(2,228,656)	—
Intercompany accounts receivable (payable), net	154,742	68,407	(223,149)	—	—
Deferred income taxes	13,545	—	—	(13,545)	—
Intangible and other assets, net	46,943	288,873	154,070	—	489,886

Total assets	$2,250,423	$2,416,951	$322,958	$(2,269,278)	$2,721,054

Current liabilities:
Accounts payable and accrued expenses	$26,127	$204,920	$34,843	$(27,077)	$238,813
Current portion of long-term debt	—	1,498	53	—	1,551

Total current liabilities	26,127	206,418	34,896	(27,077)	240,364
Long-term debt	935,000	3,580	365	—	938,945
Deferred income taxes	206	213,219	28,689	(13,545)	228,569
Other long-term liabilities	15,972	23,383	703	—	40,058
Stockholders’ equity	1,273,118	1,970,351	258,305	(2,228,656)	1,273,118

Total liabilities and stockholders’ equity	$2,250,423	$2,416,951	$322,958	$(2,269,278)	$2,721,054

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended March 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$535,162	$128,965	$(45,224)	$618,903
Cost of sales	—	421,900	109,236	(45,224)	485,912

Gross profit	—	113,262	19,729	—	132,991
Selling, general and administrative expense	14,059	46,033	11,693	—	71,785
Amortization	1,512	5,775	2,747	—	10,034
Other operating income, net	—	861	12	—	873

Operating (loss) income	(15,571)	60,593	5,277	—	50,299
Interest expense	10,689	184	3,836	(3,836)	10,873
Interest income	—	(3,860)	(144)	3,836	(168)
Loss on extinguishment of debt	16,685	—	—	—	16,685
Other expense, net	—	1,684	1,182	—	2,866

(Loss) income before income taxes	(42,945)	62,585	403	—	20,043
Income taxes (benefit)	(17,292)	22,847	166	—	5,721
Equity in net income of subsidiaries	39,975	237	—	(40,212)	—

Net income	$14,322	$39,975	$237	$(40,212)	$14,322

Condensed Supplemental Consolidating Statement of Income

Three Months Ended March 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$485,934	$71,347	$(17,171)	$540,110
Cost of sales	—	384,376	58,733	(17,171)	425,938

Gross profit	—	101,558	12,614	—	114,172
Selling, general and administrative expense	14,401	39,188	6,286	—	59,875
Amortization	1,278	6,052	1,169	—	8,499
Other operating income, net	—	936	482	—	1,418

Operating (loss) income	(15,679)	55,382	4,677	—	44,380
Interest expense	12,494	284	3,524	(3,524)	12,778
Interest income	—	(3,524)	(678)	3,524	(678)
Other income, net	—	(689)	(385)	—	(1,074)

(Loss) income before income taxes	(28,173)	59,311	2,216	—	33,354
Income taxes (benefit)	(13,392)	23,197	575	—	10,380
Equity in net income of subsidiaries	37,755	1,641	—	(39,396)	—

Net income	$22,974	$37,755	$1,641	$(39,396)	$22,974

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$14,322	$39,975	$237	$(40,212)	$14,322

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(5,206)	(6,701)	—	(11,907)
Pension and post-retirement reclassification adjustment, net of tax	—	103	—	—	103

Other comprehensive (loss) income	—	(5,103)	(6,701)	—	(11,804)
Equity in other comprehensive income of subsidiaries	(11,804)	(6,701)	—	18,505	—

Comprehensive income (loss)	$2,518	$28,171	$(6,464)	$(21,707)	$2,518

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$22,974	$37,755	$1,641	$(39,396)	$22,974

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(3,287)	(4,571)	—	(7,858)
Pension and post-retirement reclassification adjustment, net of tax	—	410	—	—	410
Derivatives reclassification adjustment, net of tax	40	—	—	—	40

Other comprehensive (loss) income	40	(2,877)	(4,571)	—	(7,408)
Equity in other comprehensive income of subsidiaries	(7,448)	(4,571)	—	12,019	—

Comprehensive income (loss)	$15,566	$30,307	$(2,930)	$(27,377)	$15,566

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(18,715)	$64,006	$(9,421)	$—	$35,870
Cash flows from investing activities:				—
Additions to property, plant and equipment	(338)	(14,016)	(3,985)	—	(18,339)
Additions to other intangible assets	(2,816)	(500)	—	—	(3,316)
Acquisitions, less cash acquired	—	—	1,325	—	1,325
Proceeds from sale of fixed assets	—	153	372	—	525
Purchase of investments	—	—	(236)	—	(236)
Proceeds from sale of investments	—	—	63	—	63

Net cash used in investing activities	(3,154)	(14,363)	(2,461)	—	(19,978)
Cash flows from financing activities:
Borrowings under revolving credit facility	25,000	—	—	—	25,000
Payments under revolving credit facility	(165,000)	—	—	—	(165,000)
Proceeds from issuance of new debt	400,000	—	—	—	400,000
Payments on 2018 notes	(298,213)	—	—	—	(298,213)
Payments on capitalized lease obligations and other debt	—	(319)	—	—	(319)
Payments of deferred financing costs	(6,897)	—	—	—	(6,897)
Payment of debt premium for extinguishment of debt	(12,749)	—	—	—	(12,749)
Intercompany transfer	49,217	(49,217)	—	—	—
Net receipts related to stock-based award activities	7,530	—	—	—	7,530
Excess tax benefits from stock-based compensation	4,630	—	—	—	4,630

Net cash provided by (used in) financing activities	3,518	(49,536)	—	—	(46,018)
Effect of exchange rate changes on cash and cash equivalents	—	—	(563)	—	(563)

(Decrease) increase in cash and cash equivalents	(18,351)	107	(12,445)	—	(30,689)
Cash and cash equivalents, beginning of period	23,268	43	23,164	—	46,475

Cash and cash equivalents, end of period	$4,917	$150	$10,719	$—	$15,786

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$10,100	$37,550	$9,336	$—	$56,986
Cash flows from investing activities:
Purchase of investments	—	—	(7,477)	—	(7,477)
Additions to property, plant and equipment	(200)	(11,262)	(2,326)	—	(13,788)
Additions to other intangible assets	(842)	(218)	—	—	(1,060)
Proceeds from sale of fixed assets	—	—	160	—	160

Net cash used in investing activities	(1,042)	(11,480)	(9,643)	—	(22,165)
Cash flows from financing activities:
Borrowings under revolving credit facility	54,550	—	—	—	54,550
Payments under revolving credit facility	(90,050)	—	—	—	(90,050)
Payments on capitalized lease obligations	—	(457)	—	—	(457)
Intercompany transfer	25,881	(25,881)	—	—	—
Net payments related to stock-based award activities	166	—	—	—	166
Excess tax benefits from stock-based compensation	395	—	—	—	395

Net cash used in financing activities	(9,058)	(26,338)	—	—	(35,396)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,031)	—	(2,031)

Decrease in cash and cash equivalents	—	(268)	(2,338)	—	(2,606)
Cash and cash equivalents, beginning of period	—	269	94,138	—	94,407

Cash and cash equivalents, end of period	$—	$1	$91,800	$—	$91,801

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Subsequent Events

On April 21, 2014, the Company announced it will acquire all of the outstanding equity interests of Protenergy Natural Foods (“Protenergy”) from Whitecastle Investments Limited, Whitecap Venture Partners and others. Protenergy is a privately owned Canadian company that produces carton and recart broth, soups and gravies, both for private label and corporate brands, and also serves as a co-manufacturer of national brands. The Company agreed to pay CAD $170 million in cash for the business, subject to an adjustment for working capital. The acquisition of Protenergy is expected to expand our existing packaging capabilities and enable us to offer customers a full range of soup products, both wet and dry, as well as leverage our research and development capabilities in the evolution of shelf stable liquids from cans to cartons. The transaction is expected to close in the second quarter of 2014 and will be financed through borrowings under the Company’s credit facility. The acquisition will be accounted for under the acquisition method of accounting.

On May 6, 2014, the Company entered into a new unsecured revolving credit facility (the “Revolving Facility”) with an aggregate commitment of $900 million and a $300 million senior unsecured term loan (the “Term Loan”) pursuant to a Credit Agreement (the “Credit Agreement”), with Bank of America, N.A., as administrative agent, and certain participating lenders party thereto. The Revolving Facility matures on May 6, 2019. We used the proceeds from the Term Loan and a draw at closing on the Revolving Facility to repay in full amounts outstanding under our prior $750 million unsecured revolving credit facility (the “Prior Credit Agreement”) . The Credit Agreement replaced the Prior Credit Agreement, and such Prior Credit Agreement was terminated upon the repayment of the amounts outstanding thereunder.

The initial pricing for the Revolving Facility is determined by LIBOR plus a margin of 1.50%, which includes a 0.30% facility fee. Thereafter, the Revolving Facility generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.25% to 2.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio.

The Term Loan matures in May 2021. The initial pricing of the Term Loan is determined by LIBOR plus a margin of 1.75%. Thereafter, the Term Loan generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, based on the Company’s consolidated leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%, based on the Company’s consolidated leverage ratio. The Term Loan is subject to substantially the same covenants as the Revolving Facility, and also has the same Guarantors.

The Credit Agreement contains substantially the same covenants as the Prior Credit Agreement. The Credit Agreement is guaranteed by our 100% owned direct and indirect subsidiaries Bay Valley, Sturm Foods, S.T. Specialty Foods and certain other subsidiaries that may become guarantors in the future (the aforementioned entities are known collectively as the “Guarantors”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our products include non-dairy powdered creamers and sweeteners; condensed, ready to serve and powdered soups; refrigerated and shelf stable salad dressings and sauces; powdered drink mixes; single serve hot beverages; specialty teas; hot and cold cereals; macaroni and cheese, skillet dinners, and other value-added side dishes and salads; salsa and Mexican sauces; jams and pie fillings; pickles and related products; aseptic sauces; and liquid non-dairy creamer. We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States, and the largest manufacturer of private label salad dressings, powdered drink mixes, and instant hot cereals in the United States and Canada, based on sales volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three months ended March 31, 2014 and 2013. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our current operations consist of the following:

Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; sweeteners; condensed, ready to serve and powdered soups, broths and gravies; refrigerated and shelf stable salad dressings and sauces; pickles and related products; salsa and Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; hot and cold cereals; baking and mix powders; macaroni and cheese; and skillet dinners.

Our Food Away From Home segment sells non-dairy powdered creamers; sweeteners; pickles and related products; Mexican sauces; refrigerated and shelf-stable dressings; aseptic products; hot cereals; powdered drinks; and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. The most common products sold in this segment include non-dairy powdered creamer; baking and mix powders; pickles and related products; Mexican sauces; soup and infant feeding products; hot cereals; powdered drinks; single serve hot beverages; and specialty teas. Export sales are primarily to industrial customers outside of North America.

During the first quarter, volumes in the food industry were generally unchanged, showing little overall growth or reductions from the prior year or since year end. Continuing themes include shifting consumer patterns, less waste and the lack of real income growth for consumers. Shifting consumer patterns include increased awareness and desire for foods that are described as being “better for you” and a slight shift back to traditional grocers from alternate format stores. These shifts, while not significant, impact all food producers. Further impacting the entire industry is increased commodity costs and unfavorable weather patterns. During the first quarter of this year, commodity costs for the entire food industry increased moderately and the cold weather at the start of the year challenged distribution systems, consumer purchasing patterns and production processes. In addition to the items noted above, and more specific to the Company, is the impact of foreign exchange rates between the U.S. and Canadian dollars. During the first quarter of 2014, the average Canadian dollar exchange rate was approximately 8.6% weaker than the same period last year, impacting both our net sales and profitability.

Despite the challenges impacting the industry as described above, the Company achieved a 14.6% increase in net sales over the same period last year, primarily due to additional sales from acquisitions and improved product volume/mix, partially offset by the unfavorable impact of foreign exchange.

During the first quarter of 2014, sales and volumes shifted slightly back towards traditional grocers from alternate retail channels. The Company expects this trend to continue throughout 2014. In response to this continued shift, the Company has focused on lowering our “cost to serve” and aligned our offerings with shifting customer demands.

Total direct operating income, the measure of our segment profitability, increased 12%, primarily from acquisitions. Direct operating income as a percentage of net sales decreased 40 basis points from prior year to 16.1%, but increased by 70 basis points on a sequential basis over the fourth quarter of 2013. The change in direct operating income percentage between the first quarter of 2014 and 2013 is due to a combination of factors, including a higher mix of lower margin sales from recent acquisitions that were not part of the Company’s operations during the first quarter last year but were included for the fourth quarter of 2013. Also impacting the reduced profitability percentage are unfavorable foreign exchange rates and slightly higher distribution costs as compared to the first quarter last year.

Recent Developments

During the quarter, the Company issued $400 million of the 2022 Notes, the proceeds of which were intended to extinguish $400 million aggregate principal amount outstanding of the 2018 Notes. Due to timing, only $298 million of the proceeds were used in the quarter to extinguish the 2018 Notes. The remaining proceeds were used to temporarily pay down the revolving credit facility. On April 10, 2014, the Company extinguished the remaining 2018 Notes using borrowings under the revolving credit facility. In connection with the extinguishment of the 2018 Notes in the first quarter, the Company incurred costs totaling $16.7 million, which include the write off of $3.9 million in deferred financing fees. In connection with the issuance of the 2022 Notes, the Company incurred $6.9 million of costs, which have been deferred.

On April 21, 2014, the Company announced it will acquire all of the outstanding equity interests of Protenergy from Whitecastle Investments Limited, Whitecap Venture Partners and others. Protenergy is a privately owned Canadian company that produces carton and recart broth, soups and gravies, both for private label and corporate brands, and also serves as a co-manufacturer of national brands. The Company agreed to pay CAD $170 million in cash for the business, subject to an adjustment for working capital. The acquisition of Protenergy is expected to expand our existing packaging capabilities and enable us to offer customers a full range of soup products, both wet and dry, as well as leverage our research and development capabilities in the evolution of shelf stable liquids from cans to cartons. The transaction is expected to close in the second quarter of 2014 and will be financed through borrowings under the Company’s credit facility. The acquisition will be accounted for under the acquisition method of accounting.

On May 6, 2014, the Company entered into the new Revolving Facility with an aggregate commitment of $900 million and the $300 million Term Loan pursuant to the Credit Agreement, with Bank of America, N.A., as administrative agent, and certain participating lenders party thereto. The Revolving Facility matures on May 6, 2019. We used the proceeds from the Term Loan and a draw at closing on the Revolving Facility to repay in full amounts outstanding under the $750 million Prior Credit Agreement. The Credit Agreement replaced the Prior Credit Agreement, and such Prior Credit Agreement was terminated upon the repayment of the amounts outstanding thereunder.

The initial pricing for the Revolving Facility is determined by LIBOR plus a margin of 1.50%, which includes a 0.30% facility fee. Thereafter, the Revolving Facility generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.25% to 2.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio.

The Term Loan matures in May 2021. The initial pricing of the Term Loan is determined by LIBOR plus a margin of 1.75%. Thereafter, the Term Loan generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, based on the Company’s consolidated leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%, based on the Company’s consolidated leverage ratio. The Term Loan is subject to substantially the same covenants as the Revolving Facility, and also has the same Guarantors.

The Credit Agreement contains substantially the same covenants as the Prior Credit Agreement. The Credit Agreement is guaranteed by the Guarantors, certain of our 100% owned direct and indirect subsidiaries.

The covenants and other material terms and conditions of the Term Loan and the Revolving Facility are substantially similar to those under our Prior Credit Agreement, which are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$618,903	100.0%	$540,110	100.0%
Cost of sales	485,912	78.5	425,938	78.9

Gross profit	132,991	21.5	114,172	21.1
Operating expenses:
Selling and distribution	38,017	6.1	32,402	6.0
General and administrative	33,768	5.6	27,473	5.1
Other operating expense, net	873	0.1	1,418	0.2
Amortization expense	10,034	1.6	8,499	1.6

Total operating expenses	82,692	13.4	69,792	12.9

Operating income	50,299	8.1	44,380	8.2
Other expenses (income):
Interest expense	10,873	1.8	12,778	2.4
Interest income	(168)	—	(678)	(0.1)
Loss (gain) on foreign currency exchange	2,951	0.5	(361)	(0.1)
Loss on extinguishment of debt	16,685	2.6	—	—
Other income, net	(85)	—	(713)	(0.2)

Total other expense	30,256	4.9	11,026	2.0

Income before income taxes	20,043	3.2	33,354	6.2
Income taxes	5,721	0.9	10,380	1.9

Net income	$14,322	2.3%	$22,974	4.3%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Sales — First quarter net sales increased 14.6% to $618.9 million in 2014 compared to $540.1 million in the first quarter of 2013. The increase is primarily driven by sales from acquisitions (Cains and Associated Brands) and improved volume/mix, partially offset by unfavorable foreign exchange. Net sales by segment are shown in the following table:

	Three Months Ended March 31,
	2014	2013	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in thousands)
North American Retail Grocery	$452,403	$386,081	$66,322	17.2%
Food Away From Home	88,673	81,813	6,860	8.4
Industrial and Export	77,827	72,216	5,611	7.8

Total	$618,903	$540,110	$78,793	14.6%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw material and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 78.5% in the first quarter of 2014, compared to 78.9% in 2013. Contributing to the decrease in cost of sales as a percentage of net sales was improved sales/mix that was partially offset by the impact of lower margin products from recent acquisitions and unfavorable exchange rates on raw material purchases by our Canadian operations.

Operating Expenses — Total operating expenses were $82.7 million in the first quarter of 2014 compared to $69.8 million in 2013. Operating expenses in 2014 resulted from the following:

Selling and distribution expenses increased $5.6 million, or 17.3% in the first quarter of 2014 compared to 2013. This increase was primarily due to increased distribution and delivery costs resulting from acquisitions.

General and administrative expenses increased by $6.3 million in the first quarter of 2014 compared to 2013. The increase was in line with management’s expectations, of which $2.7 million was due to acquisitions and the remaining increase was due to higher staffing levels.

Other operating expense in the first quarter of 2014 was $0.9 million, compared to $1.4 million in 2013. The decrease was due to reduced costs associated with the soup and Seaforth restructurings, as they are near completion.

Amortization expense increased $1.5 million in the first quarter of 2014 compared to 2013, due primarily to the amortization of intangible assets from acquisitions and additional ERP system costs.

Interest Expense — Interest expense decreased to $10.9 million in the first quarter of 2014, compared to $12.8 million in 2013, due to lower average interest rates.

Interest Income – Interest income of $0.2 million relates to interest earned on the cash held by our Canadian subsidiary and gains on investments as discussed in Note 5.

Foreign Currency — The Company’s foreign currency impact was a $3.0 million loss for the first quarter of 2014, compared to a gain of $0.4 million in 2013, primarily due to unfavorable fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Loss on Extinguishment of Debt — The Company extinguished a portion of the 2018 Notes during the first quarter of 2014 and recorded a loss of $16.7 million on the extinguishment. The remaining 2018 Notes were extinguished in April 2014.

Other Income, net — Other income was $0.1 million for the first quarter of 2014, compared to income of $0.7 million in 2013.

Income Taxes — Income tax expense was recorded at an effective rate of 28.5% in the first quarter of 2014 compared to 31.1% in the prior year’s first quarter. The decrease in the effective tax rate for the three months ended March 31, 2014 as compared to 2013 is attributable to the settlement of unrecognized tax benefits associated with the Company’s 2011 examination by the United States Internal Revenue Services (“IRS”).

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 — Results by Segment

North American Retail Grocery —

	Three Months Ended March 31,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$452,403	100.0%	$386,081	100.0%
Cost of sales	348,824	77.1	296,447	76.8

Gross profit	103,579	22.9	89,634	23.2
Freight out and commissions	18,808	4.2	15,443	4.0
Direct selling and marketing	9,681	2.1	8,603	2.2

Direct operating income	$75,090	16.6%	$65,588	17.0%

Net sales in the North American Retail Grocery segment increased by $66.3 million, or 17.2%, in the first quarter of 2014 compared to 2013. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$386,081
Volume/mix	22,937	5.9%
Pricing	1,083	0.3
Acquisitions	46,928	12.2
Foreign currency	(4,626)	(1.2)

2014 Net sales	$452,403	17.2%

The increase in net sales from 2013 to 2014 resulted primarily from acquisitions and improved volume/mix, partially offset by the impact related to unfavorable foreign exchange rates. During the first quarter, the Company experienced volume gains in the beverages (primarily single serve hot beverages) and Mexican sauces categories that were offset by volume decreases in cereals, pickles, soup and salad dressings. The roll-out of the Company’s single serve hot beverage program continues to drive a significant portion of the volume/mix increase.

Cost of sales as a percentage of net sales in the first quarter of 2014 increased slightly from the first quarter of 2013, as lower margins from the Cains and Associated Brands acquisitions were mostly offset by improved volume/mix and cost savings from operating efficiencies. Also leading to higher cost of sales is the higher cost of U.S. sourced raw materials for the Canadian operations, as a result of a weaker Canadian dollar. The increase in cost of sales in the first quarter of 2014 of $52.4 million is primarily related to acquisitions.

Freight out and commissions paid to independent sales brokers were $18.8 million in the first quarter of 2014, compared to $15.4 million in 2013, an increase of 21.8%, primarily due to acquisitions.

Direct selling and marketing expenses were $9.7 million in the first quarter of 2014 and $8.6 million in 2013. The increase in direct selling and marketing expenses was due to the Cains and Associated Brands acquisitions. Despite the additional costs, the overall direct selling and marketing expenses as a percent of revenue decreased slightly.

Food Away From Home —

	Three Months Ended March 31,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$88,673	100.0%	$81,813	100.0%
Cost of sales	73,863	83.3	66,007	80.7

Gross profit	14,810	16.7	15,806	19.3
Freight out and commissions	3,294	3.7	2,774	3.4
Direct selling and marketing	2,028	2.3	2,050	2.5

Direct operating income	$9,488	10.7%	$10,982	13.4%

Net sales in the Food Away From Home segment increased by $6.9 million, or 8.4%, in the first quarter of 2014 compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$81,813
Volume/mix	(1,876)	(2.3)%
Pricing	362	0.4
Acquisitions	9,198	11.3
Foreign currency	(824)	(1.0)

2014 Net sales	$88,673	8.4%

Net sales increased during the first quarter of 2014 compared to 2013 primarily due to the Cains and Associated Brands acquisitions, partially offset by slightly lower volume/mix and foreign currency. Volume increases in the beverages category (primarily single serve hot beverages) were offset by reductions in the aseptic products and pickles categories. Volumes were challenged in the first quarter of 2014 versus 2013 as unfavorable weather conditions negatively impacted consumer buying patterns.

Cost of sales as a percentage of net sales in the first quarter of 2014 increased compared to the first quarter of 2013 due to the impact of lower margin sales from the Cains and Associated Brands acquisitions, along with operational inefficiencies at several of our legacy plants. Also leading to higher cost of sales is the higher cost of U.S. sourced raw materials for the Canadian operations, as a result of a weaker Canadian dollar. The increase in cost of sales in the first quarter of 2014 of $7.9 million is primarily related to acquisitions, partially offset by decreased volumes.

Freight out and commissions paid to independent sales brokers increased in the first quarter of 2014 by $0.5 million, compared to 2013. Higher costs related to the Cains and Associated Brands acquisitions were partially offset by lower volumes.

Direct selling and marketing was $2.0 million in the first quarter of 2014, flat as compared to 2013, as costs remained consistent with the prior period, despite the impact of acquisitions.

Industrial and Export —

	Three Months Ended March 31,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$77,827	100.0%	$72,216	100.0%
Cost of sales	60,958	78.3	57,640	79.8

Gross profit	16,869	21.7	14,576	20.2
Freight out and commissions	1,230	1.6	1,645	2.3
Direct selling and marketing	593	0.8	471	0.6

Direct operating income	$15,046	19.3%	$12,460	17.3%

Net sales in the Industrial and Export segment increased $5.6 million, or 7.8%, in the first quarter of 2014, compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$72,216
Volume/mix	(2,914)	(4.0)%
Pricing	(661)	(0.9)
Acquisitions	9,311	12.9
Foreign currency	(125)	(0.2)

2014 Net sales	$77,827	7.8%

Net sales increased during the first quarter of 2014 compared to 2013 due to acquisitions, the effect of which was partially offset by reduced volume/mix and pricing concessions. Lower volumes of infant feeding and non-dairy powdered creamer were partially offset by higher volumes of single serve hot beverages.

Cost of sales as a percentage of net sales decreased from 79.8% in the first quarter of 2013, to 78.3% in 2014, primarily due to a shift in sales mix to higher margin products, which was partially offset by the impact of lower margin sales associated with the Cains and Associated Brands acquisitions.

Freight out and commissions paid to independent sales brokers were $1.2 million in the first quarter of 2014 and $1.6 million 2013. This decrease was primarily due to lower volumes in 2014.

Direct selling and marketing was $0.6 million in the first quarter of 2014 and $0.5 million in 2013.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $344.2 million was available under the revolving credit facility as of March 31, 2014. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the revolving credit facility and meet foreseeable financial requirements. Upon completion of the financing as described in Note 23, the Company expects to have approximately $700 million in available funds under the revolving credit facility.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$14,322	$22,974
Depreciation and amortization	27,006	26,884
Stock-based compensation	4,180	3,418
Deferred income taxes	(1,699)	(2,214)
Loss on extinguishment of debt	16,685	—
Changes in operating assets and liabilities, net of acquisitions	(22,540)	7,545
Other	(2,084)	(1,621)

Net cash provided by operating activities	$35,870	$56,986

Our cash from operations was $35.9 million in the first three months of 2014 compared to $57.0 million in 2013, a decrease of $21.1 million. The decrease in cash provided by operating activities was primarily due to increased use of cash for operations, as an increase in accounts payable to levels that were consistent with expectations was due to timing. Offsetting the increase in accounts payable were higher levels of inventories resulting from the impact of foreign exchange and build-up of inventory. While the Company’s net income for the three months ended March 31, 2014 is lower than prior year, it includes a loss on extinguishment of debt totaling $16.7 million. After adjusting for the loss on extinguishment of debt, net income would have been $31.0 million, or $8.0 million greater than prior year.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from investing activities:
Additions to property, plant and equipment	$(18,339)	$(13,788)
Additions to other intangible assets	(3,316)	(1,060)
Purchase of investments	(236)	(7,477)
Other	1,913	160

Net cash used in investing activities	$(19,978)	$(22,165)

In the first three months of 2014, cash used in investing activities decreased by $2.2 million compared to 2013 due to fewer investments in securities, partially offset by larger investments in property, plant and equipment.

We expect capital spending programs to be approximately $95 million in 2014. Capital spending in 2014 is focused on food safety, quality, additional capacity, productivity improvements, continued implementation of an Enterprise Resource Planning system, and routine equipment upgrades or replacements at our plants.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net payments for debt	$(38,532)	$(35,957)
Payment of deferred financing costs	(6,897)	—
Payment of debt premium for extinguishment of debt	(12,749)	—
Equity award financing activities	12,160	561

Net cash used in financing activities	$(46,018)	$(35,396)

Net cash used in financing activities increased $10.6 million in the first three months of 2014 compared to 2013, as cash used for the extinguishment of a portion of the 2018 Notes and payment of deferred financing fees in connection with the issuance of the 2022 Notes more than offset the higher levels of cash provided from stock option exercises. The Company experienced an increased level of stock option exercises as compared to the prior period, resulting in the contribution of approximately $12 million of cash for financing activities. The Company expects stock option exercise activity to continue at higher than historical levels throughout 2014 as certain awards near expiration. The net pay down of debt was $2.6 million higher than the same period last year, further demonstrating that the first quarter is typically a strong cash-generating quarter that provides the ability to pay down our revolving credit facility.

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

The Company’s short-term financing needs are primarily to finance working capital during the year. As the Company continues to add new product categories to our portfolio, spikes in financing needs are lessened. Vegetable and fruit production is driven by harvest cycles, which occur primarily during the spring and summer as inventories of pickles and jams generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, the Company builds inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin in the second and third quarters, respectively. Non-dairy creamer inventory builds in the fall for the expected winter sales. Our long-term financing needs will depend largely on potential acquisition activity. We expect our revolving credit facility, plus cash flow from operations, to be adequate to provide liquidity for current operations.

Subsequent to quarter end, but before the date of this report, the Company entered into a new $1.2 billion financing structure, consisting of (i) a new $900 million unsecured revolving credit facility that replaces our $750 million revolving credit facility under the Prior Credit Agreement and (ii)a new $300 million, seven year term loan, the proceeds of which were used to repay in full amounts outstanding under the Prior Credit Agreement. The covenants and other material terms and conditions of the Term Loan and the Revolving Facility are substantially similar to those under our Prior Credit Agreement, which are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Debt Obligations

At March 31, 2014, we had $395 million in borrowings outstanding under our revolving credit facility, $101.8 million of the 2018 Notes outstanding, $400 million of the 2022 Notes outstanding, and $5.2 million of tax increment financing and other obligations. In addition, at March 31, 2014, there were $10.8 million in letters of credit under the revolving credit facility that were issued but undrawn.

Also, at March 31, 2014, our revolving credit facility provided for an aggregate commitment of $750 million, of which $344.2 million was available. Interest rates on debt outstanding under our revolving credit facility for the three months ended March 31, 2014 averaged 1.38%.

We are in compliance with all applicable debt covenants as of March 31, 2014. From an interest coverage ratio perspective, the Company’s actual ratio as of March 31, 2014 is nearly 62.4% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 21.4% below the maximum level (where the maximum level is not increased in the event of an acquisition).

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

See Note 18 to our Condensed Consolidated Financial Statements in Part I — Item 1 of this Form 10-Q and Note 17 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to our critical accounting policies in the three months ended March 31, 2014.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates; raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2013 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of March 31, 2014, the Company was party to an unsecured revolving credit facility with an aggregate commitment of $750 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.00% to 1.60%, or a base rate (as defined in the revolving credit facility) plus a margin ranging from 0.00% to 0.60%.

We do not hold any derivative financial instruments which could expose us to significant interest rate market risk, as of March 31, 2014. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our revolving credit facility, which is tied to variable market rates. Based on our outstanding debt balance of $395 million under our revolving credit facility at March 31, 2014, each 1% rise in our interest rate would increase our interest expense by approximately $3.95 million annually.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the first quarter of 2014 to the first quarter of 2013, price increases in energy and commodity costs such as crude oil, vegetables, and dairy, were offset by price decreases in soybean oil, sugar, and sweeteners. We expect the volatile nature of these costs to continue with an overall upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts. Forward purchase contracts help us manage our business and reduce cost volatility. Some of these forward purchase contracts qualify as derivatives; however, the majority of commodity forward contracts are not derivatives. Those that are derivatives generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements in Income.

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

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the three months ended March 31, 2014 the Company recognized a net loss of $14.9 million, of which a loss of $11.9 million was recorded as a component of Accumulated other comprehensive loss and a loss of $3.0 million was recorded on the Company’s Condensed Consolidated Statements of Income within the Loss (gain) on foreign currency exchange line.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. The Company had no foreign currency contracts outstanding as of March 31, 2014, or March 31, 2013.

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

As of March 31, 2014, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of income and comprehensive income for the three month periods ended March 31, 2014 and 2013, and of cash flows for the three month periods ended March 31, 2014 and 2013. This interim financial information is the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

May 8, 2014

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December  31, 2013.

Item 5. Other Information

None

Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Changes.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

May 8, 2014