Form 10-Q
period 2014-06-30
TreeHouse Foods, Inc.
filed 2014-08-07
CIK 1320695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014.

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

Number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2014: 42,069,075

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,013	$46,475
Investments	9,386	8,680
Receivables, net	154,888	152,763
Inventories, net	498,933	405,698
Deferred income taxes	13,233	21,909
Prepaid expenses and other current assets	25,487	14,164

Total current assets	718,940	649,689
Property, plant and equipment, net	496,671	462,275
Goodwill	1,163,964	1,119,204
Intangible assets, net	512,376	475,756
Other assets, net	20,405	14,130

Total assets	$2,912,356	$2,721,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$288,918	$238,813
Current portion of long-term debt	3,939	1,551

Total current liabilities	292,857	240,364
Long-term debt	1,016,576	938,945
Deferred income taxes	240,644	228,569
Other long-term liabilities	25,830	40,058

Total liabilities	1,575,907	1,447,936
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 37,072 and 36,493 shares issued and outstanding, respectively	371	365
Additional paid-in capital	776,615	748,577
Retained earnings	592,021	555,939
Accumulated other comprehensive loss	(32,558)	(31,763)

Total stockholders’ equity	1,336,449	1,273,118

Total liabilities and stockholders’ equity	$2,912,356	$2,721,054

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net sales	$627,960	$526,346	$1,246,863	$1,066,456
Cost of sales	492,283	416,778	978,195	842,716

Gross profit	135,677	109,568	268,668	223,740
Operating expenses:
Selling and distribution	39,594	31,394	77,611	63,796
General and administrative	40,610	29,106	74,378	56,579
Other operating expense (income), net	365	(136)	1,238	1,282
Amortization expense	10,532	8,227	20,566	16,726

Total operating expenses	91,101	68,591	173,793	138,383

Operating income	44,576	40,977	94,875	85,357
Other expense (income):
Interest expense	9,001	12,230	19,874	25,008
Interest income	(413)	(322)	(581)	(1,000)
(Gain) loss on foreign currency exchange	(4,099)	841	(1,148)	480
Loss on extinguishment of debt	5,259	—	21,944	—
Other expense (income), net	1,088	345	1,003	(368)

Total other expense	10,836	13,094	41,092	24,120

Income before income taxes	33,740	27,883	53,783	61,237
Income taxes	11,981	9,318	17,702	19,698

Net income	$21,759	$18,565	$36,081	$41,539

Net earnings per common share:
Basic	$.59	$.51	$.98	$1.14
Diluted	$.57	$.50	$.95	$1.11
Weighted average common shares:
Basic	36,961	36,337	36,822	36,323
Diluted	37,990	37,373	37,861	37,312

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$21,759	$18,565	$36,081	$41,539

Other comprehensive income (loss):
Foreign currency translation adjustments	10,906	(11,609)	(1,001)	(19,467)
Pension and post-retirement reclassification adjustment (1)	103	349	206	759
Derivative reclassification adjustment (2)	—	41	—	81

Other comprehensive income (loss)	11,009	(11,219)	(795)	(18,627)

Comprehensive income	$32,768	$7,346	$35,286	$22,912

(1)	Net of tax of $65 and $217 for the three months ended June 30, 2014 and 2013, respectively, and $129 and $435 for the six months ended June 30, 2014 and 2013, respectively.
(2)	Net of tax of $25 for the three months ended June 30, 2013 and $51 for the six months ended June 30, 2013.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$36,081	$41,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,091	38,412
Amortization	20,566	16,726
Stock-based compensation	9,699	7,108
Excess tax benefits from stock-based compensation	(8,681)	(1,097)
Loss on extinguishment of debt	21,944	—
Mark to market gain on derivative contracts	(170)	(499)
Mark to market gain on investments	(421)	(389)
Loss (gain) on disposition of assets	534	(231)
Deferred income taxes	(1,106)	2,138
Other	1,636	557
Changes in operating assets and liabilities, net of acquisitions:
Receivables	10,034	7,730
Inventories	(55,544)	(43,488)
Prepaid expenses and other assets	(10,228)	(4,728)
Accounts payable, accrued expenses and other liabilities	26,958	6,264

Net cash provided by operating activities	83,393	70,042
Cash flows from investing activities:
Additions to property, plant and equipment	(30,489)	(35,641)
Additions to other intangible assets	(5,400)	(3,255)
Acquisitions, less cash acquired	(140,835)	—
Proceeds from sale of fixed assets	527	1,072
Purchase of investments	(353)	(7,585)
Proceeds from sale of investments	63	—

Net cash used in investing activities	(176,487)	(45,409)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	467,300	111,800
Payments under Revolving Credit Facility	(693,612)	(195,800)
Proceeds from issuance of Term Loan	300,000	—
Proceeds from issuance of 2022 Notes	400,000	—
Payments on 2018 Notes	(400,000)	—
Payments on capitalized lease obligations and other debt	(880)	(1,149)
Payment of deferred financing costs	(12,869)	—
Payment of debt premium for extinguishment of debt	(16,693)	—
Net receipts (payments) related to stock-based award activities	9,411	(1,192)
Excess tax benefits from stock-based compensation	8,681	1,097

Net cash provided by (used in) financing activities	61,338	(85,244)
Effect of exchange rate changes on cash and cash equivalents	2,294	(5,451)

Net decrease in cash and cash equivalents	(29,462)	(66,062)
Cash and cash equivalents, beginning of period	46,475	94,407

Cash and cash equivalents, end of period	$17,013	$28,345

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2014

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

On May 30, 2014, the Company completed its acquisition of all of the outstanding shares of Protenergy Natural Foods Corporation (“Protenergy”), a privately owned Canadian manufacturer of private label broth, soups, and gravies. The results of operations are included in our financial statements from the date of acquisition and are included in the North American Retail Grocery and Industrial and Export segments.

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

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which introduced a new framework to be used when recognizing revenue in an attempt to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using either the retrospective method, which presents the impact of the change in each year presented, or the cumulative method, which includes the changes to all years presented in the year of initial adoption. The Company has not yet determined which of the two adoption methods to elect. The Company is currently assessing the impact that this standard will have upon adoption.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, clarifying how entities are required to measure obligations resulting from joint and several liability arrangements and outlining the required disclosures around these liabilities. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. See Note 11, Long-Term Debt, for related disclosures. The Company adopted this standard during the first quarter of 2014, the impact of which was not significant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Restructuring

Soup restructuring — In August of 2012, following a strategic review of the soup category, the Company announced a restructuring plan that included reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business there and the closure of its Mendota, Illinois soup plant. The restructuring is expected to reduce manufacturing costs by streamlining operations and transferring production from the Mendota plant to the Pittsburgh plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment and ended as of December 31, 2012, with full plant closure in the second quarter of 2013. Total costs of the restructuring are expected to be approximately $28.0 million as detailed below, of which $5.4 million is expected to be in cash. Expenses associated with the restructuring plan are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income, with the exception of accelerated depreciation, which is recorded in Cost of sales.

Below is a summary of the restructuring costs:

	Soup Restructuring
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Cumulative Costs To Date	Total Expected Costs
	(In thousands)
Accelerated depreciation	$—	$—	$22,590	$22,590
Severance and outplacement	—	—	769	769
Other closure costs	353	1,153	2,824	4,636

Total	$353	$1,153	$26,183	$27,995

	Soup Restructuring
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Cumulative Costs To Date
	(In thousands)
Accelerated depreciation	$5,833	$9,981	$16,684
Severance and outplacement	(44)	(12)	745
Other closure costs	(536)	218	798

Total	$5,253	$10,187	$18,227

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seaforth, Ontario, Canada — On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada, and the transfer of production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility was primarily related to the North American Retail Grocery segment and ended in the fourth quarter of 2013, with full plant closure occurring in the first quarter of 2014. Total costs to close the Seaforth facility are expected to be approximately $13.2 million as detailed below, of which $6.2 million is in cash. Expenses incurred associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income. Certain costs, primarily accelerated depreciation, are recorded in Cost of sales. This restructuring is substantially complete.

Below is a summary of the restructuring costs:

	Seaforth Closure
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Cumulative Costs To Date	Total Expected Costs
	(In thousands)
Accelerated depreciation	$—	$—	$6,582	$6,582
Severance and outplacement	—	5	2,889	2,889
Other closure costs	8	11	3,739	3,753

Total	$8	$16	$13,210	$13,224

	Seaforth Closure
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Cumulative Costs To Date
	(In thousands)
Accelerated depreciation	$1,356	$2,716	$6,724
Severance and outplacement	200	496	2,745
Other closure costs	874	1,347	1,825

Total	$2,430	$4,559	$11,294

4. Acquisitions

On May 30, 2014, the Company completed its acquisition of all of the outstanding shares of PFF Capital Group, Inc. (“Protenergy”), a privately owned Canadian based manufacturer of broth, soups and gravies. Protenergy specializes in providing products in carton and recart packaging for both private label and corporate brands, and also serves as a co-manufacturer of national brands. The purchase price was approximately CAD $170 million, net of acquired cash, before any adjustments for working capital. The acquisition was financed through borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”). The acquisition is expected to expand our existing packaging capabilities and enable us to offer customers a full range of soup products as well as leverage our research and development capabilities in the evolution of shelf stable liquids from cans to cartons.

The Protenergy acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition and are in the North American Retail Grocery and Industrial and Export segments. Included in the Company’s Condensed Consolidated Statements of Income are Protenergy’s net sales of approximately $10.7 million from the date of acquisition through June 30, 2014. Also included is a net loss of $3.0 million from the date of acquisition through June 30, 2014. This loss includes integration costs of $4.4 million. At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values, and is subject to adjustments.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows (in USD):

(In thousands)
Cash	$2,580
Receivables	10,949
Inventory	38,283
Property plant and equipment	38,075
Customer relationships	49,516
Capitalized software	1,498
Formulas	433
Other assets	8,669
Goodwill	45,916

Fair value of assets acquired	195,919
Assumed liabilities	(45,095)

Total purchase price	$150,824

The Company allocated $49.5 million to customer relationships that have an estimated life of 15 years and $0.4 million to formulas with an estimated life of 5 years. The Company has allocated $34.4 million of goodwill to the North American Retail Grocery segment and $11.5 million of goodwill to the Industrial and Export segment. Goodwill arises principally as a result of expansion opportunities, driven in part by Protenergy’s packaging technology. The Company incurred approximately $2.7 million in acquisition related costs. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Income. The allocation to net tangible and intangible assets acquired and liabilities assumed is preliminary and subject to change for working capital adjustments, taxes and completion of the valuation analysis of certain intangibles. We expect the intangible valuation to be complete during the third quarter.

The following unaudited pro forma information shows the results of operations for the Company as if the acquisition of Protenergy had been completed as of January 1, 2013. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, interest expense related to the financing of the business combinations, and related income taxes. These pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Six Months Ended June 30,
	2014	2013
	(In thousands, except per share data)
Pro forma net sales	$1,307,621	$1,108,286

Pro forma net income	$28,526	$34,510

Pro forma basic earnings per common share	$.77	$.95

Pro forma diluted earnings per common share	$.75	$.92

The Company acquired all of the outstanding equity interests of Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation and 6726607 Canada Ltd. (collectively, “Associated Brands”) from TorQuest Partners LLC and other shareholders in October of 2013. Associated Brands was a privately owned Canadian company and a private label manufacturer of powdered drinks, specialty teas, and sweeteners. The purchase price, after adjusting for working capital, was approximately CAD $191 million. The acquisition was financed through cash on hand and borrowings under the Company’s Prior Credit Agreement (as defined in Note 11). The acquisition of Associated Brands strengthened the Company’s retail presence in the private label dry grocery segment and introduced a line of specialty tea products to complement its single serve coffee business, and was accounted for under the acquisition method of accounting. At the date of acquisition, the purchase price was allocated to the assets and liabilities acquired based upon fair market values, and is subject to adjustments, primarily for taxes. During the first quarter of 2014, the working capital adjustment was finalized and resulted in a CAD $1.4 million reduction to goodwill.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information shows the results of operations for the Company as if the acquisition of Associated Brands had been completed as of January 1, 2013. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, interest expense related to the financing of the business combinations, and related income taxes. These pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

Six Months Ended June 30,
2013
(In thousands) (except per share data)
Pro forma net sales	$1,166,062

Pro forma net income	$45,154

Pro forma basic earnings per common share	$1.24

Pro forma diluted earnings per common share	$1.21

On July 1, 2013, the Company completed its acquisition of all of the outstanding shares of Cains Foods, L.P. (“Cains”), a privately owned Ayer, Massachusetts based manufacturer of shelf stable mayonnaise, dressings, and sauces. The Cains product portfolio offers retail and foodservice customers a wide array of packaging sizes, sold as private label and branded products. The purchase price was approximately $35 million, net of acquired cash, after adjusting for working capital and taxes. The acquisition was financed throughborrowings under the Company’s Prior Credit Agreement. The acquisition expanded the Company’s footprint in the Northeast United States, enhanced its foodservice presence, and enriched its packaging capabilities. The acquisition was accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition.

5. Investments

	June 30, 2014	December 31, 2013
	(In thousands)
U.S. equity	$5,786	$5,254
Non-U.S. equity	1,796	1,669
Fixed income	1,804	1,757

Total investments	$9,386	$8,680

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

For the six months ended June 30, 2014, we recognized net unrealized gains totaling $0.4 million that are included in the Interest income line of the Condensed Consolidated Statements of Income. For the three months ended June 30, 2014, we recognized $0.3 million of net unrealized gains. Additionally, for the six months ended June 30, 2014, we recognized realized gains totaling $0.1 million that are included in the Interest income line of the Condensed Consolidated Statements of Income, while realized gains for the three months ended June 30, 2014 that were insignificant. When securities are sold, their cost is determined based on the first-in, first-out method.

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2014 and December 31, 2013, $14.3 million and $19.3 million, respectively, represents cash and equivalents held in Canada in local currency, and are convertible into other currencies. The cash and equivalents held in Canada are expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Inventories

	June 30, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$189,281	$162,751
Finished goods	331,236	264,829
LIFO reserve	(21,584)	(21,882)

Total	$498,933	$405,698

Approximately $83.1 million and $84.6 million of our inventory was accounted for under the Last-in, First-out (“LIFO”) method of accounting at June 30, 2014 and December 31, 2013, respectively.

7. Property, Plant and Equipment

	June 30, 2014	December 31, 2013
	(In thousands)
Land	$26,123	$26,492
Buildings and improvements	197,883	194,439
Machinery and equipment	584,334	536,256
Construction in progress	40,348	43,146

Total	848,688	800,333
Less accumulated depreciation	(352,017)	(338,058)

Property, plant and equipment, net	$496,671	$462,275

Depreciation expense was $15.1 million and $20.0 million for the three months ended June 30, 2014 and 2013, respectively, and $32.1 million and $38.4 million for the six months ended June 30, 2014 and 2013, respectively.

8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
	(In thousands)
Balance at December 31, 2013	$884,768	$95,572	$138,864	$1,119,204
Acquisition	34,437	—	11,479	45,916
Purchase price adjustments	(974)	(54)	(115)	(1,143)
Currency exchange adjustment	(66)	(45)	98	(13)

Balance at June 30, 2014	$918,165	$95,473	$150,326	$1,163,964

The Company has not incurred any goodwill impairments since its inception.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of intangible assets other than goodwill as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$30,990	$—	$30,990	$31,067	$—	$31,067
Intangible assets with finite lives:
Customer-related	575,783	(148,375)	427,408	525,820	(133,063)	392,757
Contractual agreements	1,246	(171)	1,075	1,249	(87)	1,162
Trademarks	26,459	(8,028)	18,431	26,466	(7,164)	19,302
Formulas/recipes	9,317	(6,396)	2,921	8,882	(5,708)	3,174
Computer software	58,054	(26,503)	31,551	51,087	(22,793)	28,294

Total	$701,849	$(189,473)	$512,376	$644,571	$(168,815)	$475,756

Amortization expense on intangible assets for the three months ended June 30, 2014 and 2013 was $10.5 million and $8.2 million, respectively, and $20.6 million and $16.7 million for the six months ended June 30, 2014 and 2013, respectively. Estimated amortization expense on intangible assets for 2014 and the next four years is as follows:

(In thousands)
2014	$43,802
2015	$43,390
2016	$42,577
2017	$41,850
2018	$36,494

9. Accounts Payable and Accrued Expenses

	June 30, 2014	December 31, 2013
	(In thousands)
Accounts payable	$218,941	$154,378
Payroll and benefits	37,120	40,155
Interest and taxes	10,154	22,190
Health insurance, workers’ compensation and other insurance costs	8,192	8,164
Marketing expenses	6,924	7,568
Other accrued liabilities	7,587	6,358

Total	$288,918	$238,813

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Income Taxes

Income tax expense was recorded at an effective rate of 35.5% and 32.9% for the three and six months ended June 30, 2014, respectively, compared to 33.4% and 32.2% for the three and six months ended June 30, 2013, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. The increase in the effective tax rate for the three and six months ended June 30, 2014 as compared to 2013 is attributable to an increase in state tax expense, acquisition related expenses that are not deductible for tax purposes, and the tax impact of a shift in revenue between jurisdictions.

During the second quarter of 2014, the IRS initiated an examination of TreeHouse Foods’ 2012 tax year. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2012 tax years of E.D. Smith. The IRS and CRA examinations are expected to be completed in 2014 or 2015. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2014 or 2015.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.6 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations.

11. Long-Term Debt

	June 30, 2014	December 31, 2013
	(In thousands)
Revolving credit facility	$309,000	$535,000
Term Loan	300,000	—
2018 Notes	—	400,000
2022 Notes	400,000	—
Tax increment financing and other debt	11,515	5,496

Total debt outstanding	1,020,515	940,496
Less current portion	(3,939)	(1,551)

Total long-term debt	$1,016,576	$938,945

On May 6, 2014, the Company entered into a new five year unsecured Revolving Credit Facility (the “Revolving Credit Facility”) with an aggregate commitment of $900 million and a $300 million senior unsecured seven year term loan (the “Term Loan”) pursuant to a new credit agreement (the “Credit Agreement”). The proceeds from the Term Loan and a draw at closing on the Revolving Credit Facility were used to repay in full amounts outstanding under our prior $750 million unsecured revolving credit facility (the “Prior Credit Agreement”). The Credit Agreement replaced the Prior Credit Agreement, and the Prior Credit Agreement was terminated upon the repayment of the amounts outstanding thereunder on May 6, 2014. As a result of the debt refinancing, $6.5 million of fees associated with the Revolving Credit Facility and $2.4 million of fees associated with the Term Loan will be amortized over their five years and seven year terms, respectively.

Revolving Credit Facility — As of June 30, 2014, $580.2 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. The Revolving Credit Facility matures on May 6, 2019. In addition, as of June 30, 2014, there were $10.8 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings. The initial pricing for the Revolving Credit Facility is determined by LIBOR plus a margin of 1.50%, which includes a 0.30% facility fee. Thereafter, the Revolving Credit Facility generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.25% to 2.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio. The Company’s average interest rate on debt outstanding under its Revolving Credit Facility for three months ended June 30, 2014 was 1.56%.

The Credit Agreement is guaranteed by our 100% owned direct and indirect subsidiaries, Bay Valley, Sturm Foods, S.T. Specialty Foods and certain other subsidiaries that may become guarantors in the future (the aforementioned entities are known collectively as the “Guarantors”). The Revolving Credit Facility contains various financial and restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan — On May 6, 2014, the Company entered into a $300 million senior unsecured Term Loan pursuant to the same Credit Agreement used for the Revolving Credit Facility. The Term Loan matures on May 6, 2021. The initial pricing of the Term Loan is determined by LIBOR plus a margin of 1.75%. Thereafter, the Term Loan generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, based on the Company’s consolidated leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%, based on the Company’s consolidated leverage ratio. The Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantors.

2018 Notes — The Company previously issued 7.75% notes in aggregate principal amount of $400 million due on March 1, 2018 (the “2018 Notes”). During the first quarter, on February 25, 2014, the Company commenced a tender offer and consent solicitation to repurchase and extinguish $400 million in aggregate principal amount of the 2018 Notes. Pursuant to the terms of the tender offer, the Company offered to repurchase the 2018 Notes at a price of 104.275% of the principal amount (plus any accrued but unpaid interest to, but excluding the payment date), for any 2018 Notes validly tendered and not withdrawn prior to the consent expiration time on March 10, 2014. As of the consent expiration time, the holders had tendered approximately $298 million in aggregate principal amount of 2018 Notes, and the Company accepted all such 2018 Notes tendered for purchase and extinguishment on March 11, 2014. The remaining holders had until March 24, 2014 to tender their 2018 Notes at a reduced rate of 101.275% of the principal amount; no additional 2018 Notes were tendered prior to the final expiration of the tender offer and consent solicitation.

On March 11, 2014, the Company issued a redemption notice for all of its remaining outstanding 2018 Notes. On April 10, 2014, all remaining outstanding 2018 Notes, or approximately $102 million in aggregate principal amount, were redeemed at a price of 103.875% of the principal amount of the 2018 Notes, plus accrued but unpaid interest. Accordingly, no 2018 Notes remain outstanding as of June 30, 2014. For the six months ended June 30, 2014, the Company incurred a loss on extinguishment of the 2018 Notes totaling $16.7 million that included the write-off of $5.3 million in deferred financing costs.

2022 Notes — On March 11, 2014, the Company completed its underwritten public offering of $400 million in aggregate principal amount of 4.875% notes due March 15, 2022 (the “2022 Notes”). The net proceeds of $394 million ($400 million less underwriting discount of $6 million, providing an effective interest rate of 4.99%) were used to extinguish $298 million of the 2018 Notes with the balance of the proceeds being used to pay down the Revolving Credit Facility. The Company issued the 2022 Notes pursuant to an Indenture between the Company, the guarantors and Wells Fargo Bank, National Association as trustee (the “Trustee”), among the Company, the Guarantors, and the Trustee.

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

Tax Increment Financing —The Company owes $1.6 million related to redevelopment bonds pursuant to a Tax Increment Financing Plan and has agreed to make certain payments with respect to the principal amount of the bonds through May 1, 2019.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Weighted average common shares outstanding	36,961	36,337	36,822	36,323
Assumed exercise/vesting of equity awards (1)	1,029	1,036	1,039	989

Weighted average diluted common shares outstanding	37,990	37,373	37,861	37,312

(1)	Incremental shares from stock-based compensation awards (equity awards) are computed by the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.4 million for the three and six months ended June 30, 2014 and 0.7 million for the three and six months ended June 30, 2013, respectively.

13. Stock-Based Compensation

Income before income taxes for the three and six month periods ended June 30, 2014 includes share-based compensation expense of $5.5 million and $9.7 million, respectively. Share-based compensation expense for the three and six month periods ended June 30, 2013 was $3.7 million and $7.1 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.9 million and $3.4 million for the three and six months ended June 30, 2014, respectively, and $1.3 million and $2.6 million for the three and six month periods ended June 30, 2013, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2014. Stock options are granted under our long-term incentive plan, and generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2013	2,570	64	$36.71	4.1	$84,840
Granted	304	—	$79.69
Forfeited	(3)	—	$64.42
Exercised	(487)	—	$28.69

Outstanding, June 30, 2014	2,384	64	$43.62	4.8	$89,262

Vested/expected to vest, at June 30, 2014	2,269	64	$42.07	4.6	$88,666

Exercisable, June 30, 2014	1,797	64	$34.58	3.4	$84,654

Compensation costs related to unvested options totaled $10.0 million at June 30, 2014 and will be recognized over the remaining vesting period of the grants, which averages 2.3 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2014 include the following: expected volatility of 25.18%, expected term of six years, risk free rate of 2.03% and no dividends. The weighted average grant date fair value of awards granted in the six months ended June 30, 2014 was $23.14. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was approximately $21.6 million and $1.3 million, respectively. The tax benefit recognized from stock option exercises was $8.2 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to stock options, the Company may also grant restricted stock, restricted stock units and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock and restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors, or a specified date. The following table summarizes the restricted stock unit activity during the six months ended June 30, 2014:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2013	317	$58.98	93	$44.06
Granted	151	$78.30	14	$79.89
Vested	(137)	$52.58	(4)	$28.47
Forfeited	(4)	$62.92	—	$—

Outstanding, at June 30, 2014	327	$70.30	103	$49.64

Future compensation costs related to restricted stock units are approximately $17.2 million as of June 30, 2014, and will be recognized on a weighted average basis, over the next 2.1 years. The grant date fair value of the awards granted in 2014 is equal to the Company’s closing stock price on the grant date. The fair value of vested restricted stock units was $11.2 million for the six months ended June 30, 2014 and $9.3 million for the six months ended June 30, 2013.

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 27, 2014, based on achievement of operating performance measures, 34,311 performance units were converted into 5,541 shares of stock, an average conversion ratio of 0.16 shares for each performance unit.

The following table summarizes the performance unit activity during the six months ended June 30, 2014:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2013	216	$62.03
Granted	88	$79.89
Vested	(5)	$54.90
Forfeited	(29)	$55.06

Unvested, at June 30, 2014	270	$68.77

Future compensation costs related to the performance units are estimated to be approximately $16.7 million as of June 30, 2014, and are expected to be recognized over the next 2.3 years. The grant fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Derivative Financial Instrument (3)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$(24,689)	$(7,074)	$—	$(31,763)
Other comprehensive loss	(1,001)	—	—	(1,001)
Reclassifications from accumulated other comprehensive loss	—	206	—	206

Other comprehensive (loss) income	(1,001)	206	—	(795)

Balance at June 30, 2014	$(25,690)	$(6,868)	$—	$(32,558)

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Derivative Financial Instrument (3)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$(2,007)	$(14,525)	$(108)	$(16,640)
Other comprehensive loss	(19,467)	—	—	(19,467)
Reclassifications from accumulated other comprehensive loss	—	759	81	840

Other comprehensive (loss) income	(19,467)	759	81	(18,627)

Balance at June 30, 2013	$(21,474)	$(13,766)	$(27)	$(35,267)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiaries.
(2)	The unrecognized pension and post-retirement benefits reclassification is presented net of tax of $129 and $435 for the six months ended June 30, 2014 and 2013, respectively. The reclassification is included in the computation of net periodic pension cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.
(3)	The derivative financial instrument reclassification is presented net of tax of $51 for the six months ended June 30, 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Condensed Consolidated Statements of Income lines impacted by reclassifications out of Accumulated Other Comprehensive Loss are outlined below:

	Reclassifications from Accumulated Other Comprehensive Loss					Affected line in The Condensed Consolidated Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Derivative financial instrument	$—	$66	$—	$132		Interest expense
Income taxes	—	25	—	51		Income taxes

Net of tax	$—	$41	$—	$81

Amortization of defined benefit pension items:
Prior service costs	$37	$96	$73	$193	(a)
Unrecognized net loss	131	470	262	940	(a)
Other	—	—	—	61

Total before tax	168	566	335	1,194
Income taxes	65	217	129	435		Income taxes

Net of tax	$103	$349	$206	$759

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 15 for additional details.

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

Components of net periodic pension expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
	(In thousands)
Service cost	$545	$647	$1,090	$1,295
Interest cost	692	628	1,385	1,255
Expected return on plan assets	(798)	(643)	(1,595)	(1,285)
Amortization of prior service costs	54	114	106	228
Amortization of unrecognized net loss	126	459	252	917

Net periodic pension cost	$619	$1,205	$1,238	$2,410

The Company contributed $4.1 million to the pension plans in the first six months of 2014. The Company does not expect to make additional contributions to the plans in 2014.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
	(In thousands)		(In thousands)
Service cost	$5	$5	$10	$10
Interest cost	39	37	78	72
Amortization of prior service costs	(17)	(18)	(33)	(35)
Amortization of unrecognized net loss	5	11	10	23

Net periodic postretirement cost	$32	$35	$65	$70

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2014.

Net periodic pension costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

16. Other Operating Expense (Income), Net

The Company incurred other operating expense (income) for the three and six months ended June 30, 2014 and 2013, which consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Restructuring	$371	$(136)	$1,238	$1,282
Other expense	(6)	—	—	—

Total other operating expense (income), net	$365	$(136)	$1,238	$1,282

17. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Interest paid	$23,430	$23,136
Income taxes paid	$34,426	$26,206
Accrued purchase of property and equipment	$8,988	$4,795
Accrued other intangible assets	$1,284	$584

Non-cash financing activities for the six months ended June 30, 2014 and 2013 include the settlement of 145,832 shares and 150,777 shares, respectively, of restricted stock units and performance units, where shares were withheld to satisfy the minimum statuary tax withholding requirements.

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

Due to the Company’s operations in Canada, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2014, our Canadian subsidiaries had $27.9 million of US dollar foreign currency contracts outstanding. As of June 30, 2013, the Company did not have any foreign currency contracts outstanding.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of June 30, 2014, the Company had outstanding contracts for the purchase of 24,406 megawatts of electricity, expiring throughout 2014.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

	Balance Sheet Location	Fair Value
		June 30, 2014	December 31, 2013
		(In thousands)
Asset Derivative:
Commodity contracts	Prepaid expenses and other current assets	$177	$8

		$177	$8

Liability Derivative:
Foreign currency contracts	Accounts payable and accrued expenses	$28,102	$—

		$28,102	$—

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

	Location of (Loss) Gain Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
		(In thousands)		(In thousands)
Mark to market unrealized (loss) gain:
Commodity contracts	Other (income) expense, net	$(53)	$(274)	$(169)	$499
Foreign currency contracts	Gain on foreign currency exchange	(194)	—	(194)	—

Total unrealized (loss) gain		(247)	(274)	(363)	499
Realized (loss) gain
Commodity contracts	Selling and distribution	—	(163)	—	(129)

Total realized (loss) gain		—	(163)	—	(129)

Total (loss) gain		$(247)	$(437)	$(363)	$370

20. Fair Value

The following table presents the carrying value and fair value of our financial instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level

	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving credit facility	$(309,000)	$(335,010)	$(535,000)	$(532,226)	2
Term loan	$(300,000)	$(336,123)	$—	$—	2
2018 Notes	$—	$—	$(400,000)	$(435,520)	2
2022 Notes	$(400,000)	$(411,000)	$—	$—	2

Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$177	$177	$8	$8	2
Foreign currency contracts	$28,102	$28,102	$—	$—	2
Investments	$9,386	$9,386	$8,680	$8,680	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the Revolving Credit Facility, Term Loan, 2022 Notes, foreign exchange contracts and commodity contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the Revolving Credit Facility and Term Loan were estimated using present value techniques and market based interest rates and credit spreads. The fair value of the Company’s 2022 Notes was estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the commodity contracts are based on an analysis comparing the contract rates to the market rates at the balance sheet date. The commodity contracts are recorded at fair value on the Condensed Consolidated Balance Sheets.

The fair value of the Company’s foreign exchange contracts was estimated by comparing the foreign exchange rates of the Company’s contracts to the spot rate as of June 30, 2014, which is considered a Level 2 input.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$444,244	$375,744	$896,655	$761,825
Food Away From Home	97,285	85,675	185,960	167,488
Industrial and Export	86,431	64,927	164,248	137,143

Total	$627,960	$526,346	$1,246,863	$1,066,456

Direct operating income:
North American Retail Grocery	$73,150	$61,140	$148,726	$126,449
Food Away From Home	12,054	11,958	21,543	22,858
Industrial and Export	13,476	13,509	28,926	25,914

Total	98,680	86,607	199,195	175,221
Unallocated selling and distribution expenses	(2,702)	(1,323)	(5,745)	(2,739)
Unallocated costs of sales (1)	105	(7,110)	(2,393)	(12,538)
Unallocated corporate expense	(51,507)	(37,197)	(96,182)	(74,587)

Operating income	44,576	40,977	94,875	85,357
Other expense	(10,836)	(13,094)	(41,092)	(24,120)

Income before income taxes	$33,740	$27,883	$53,783	$61,237

(1)	Primarily related to accelerated depreciation and other charges related to restructurings.

Geographic Information — The Company had revenues to customers outside of the United States of approximately 13.4% of total consolidated net sales in the six months ended June 30, 2014 and 2013, with 12.3% and 12.1% going to Canada, respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 19.4% and 19.5% of consolidated net sales in the six months ended June 30, 2014 and 2013, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
	(In thousands)		(In thousands)
Products:
Beverages	$117,562	$71,419	$241,882	$140,114
Salad dressings	101,290	81,503	189,426	154,282
Beverage enhancers	82,694	79,963	171,003	171,137
Pickles	87,926	85,466	156,775	156,376
Mexican and other sauces	65,930	63,234	126,579	121,405
Soup and infant feeding	51,316	36,926	108,513	92,004
Cereals	35,392	33,981	80,293	81,770
Dry dinners	32,240	28,586	67,317	57,780
Aseptic products	25,708	23,753	47,595	47,682
Other products	14,813	7,249	30,780	14,785
Jams	13,089	14,266	26,700	29,121

Total net sales	$627,960	$526,346	$1,246,863	$1,066,456

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Guarantor and Non-Guarantor Financial Information

As of June 30, 2014 the Company’s 2022 Notes are guaranteed, jointly and severally, by its 100% owned direct and indirect subsidiaries Bay Valley, Sturm Foods and S.T. Specialty Foods. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2014 and 2013, and for the three and six months ended June 30, 2014, and 2013. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

June 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$1	$17,012	$—	$17,013
Investments	—	—	9,386	—	9,386
Receivables, net	—	107,297	47,591	—	154,888
Inventories, net	—	363,383	135,550	—	498,933
Deferred income taxes	—	10,220	3,013	—	13,233
Prepaid expenses and other current assets	28,563	11,285	6,220	(20,581)	25,487

Total current assets	28,563	492,186	218,772	(20,581)	718,940
Property, plant and equipment, net	13,188	377,073	106,410	—	496,671
Goodwill	—	959,440	204,524	—	1,163,964
Investment in subsidiaries	2,207,315	301,559	—	(2,508,874)	—
Intercompany accounts receivable (payable), net	69,044	258,186	(327,230)	—	—
Deferred income taxes	14,474	—	—	(14,474)	—
Identifiable intangible and other assets, net	54,903	277,787	200,091	—	532,781

Total assets	$2,387,487	$2,666,231	$402,567	$(2,543,929)	$2,912,356

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$34,810	$222,523	$52,166	$(20,581)	$288,918
Current portion of long-term debt	—	1,535	2,404	—	3,939

Total current liabilities	34,810	224,058	54,570	(20,581)	292,857
Long-term debt	1,009,000	2,663	4,913	—	1,016,576
Deferred income taxes	—	214,339	40,779	(14,474)	240,644
Other long-term liabilities	7,228	17,856	746	—	25,830
Stockholders’ equity	1,336,449	2,207,315	301,559	(2,508,874)	1,336,449

Total liabilities and stockholders’ equity	$2,387,487	$2,666,231	$402,567	$(2,543,929)	$2,912,356

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended June 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$537,886	$154,221	$(64,147)	$627,960
Cost of sales	—	421,380	135,050	(64,147)	492,283

Gross profit	—	116,506	19,171	—	135,677
Selling, general and administrative expense	17,333	50,695	12,176	—	80,204
Amortization	1,411	5,953	3,168	—	10,532
Other operating income, net	—	356	9	—	365

Operating (loss) income	(18,744)	59,502	3,818	—	44,576
Interest expense	8,776	201	4,464	(4,440)	9,001
Interest income	—	(4,444)	(409)	4,440	(413)
Loss on extinguishment of debt	5,259	—	—	—	5,259
Other expense (income), net	9	(2,399)	(621)	—	(3,011)

(Loss) income before income taxes	(32,788)	66,144	384	—	33,740
Income taxes (benefit)	(12,641)	24,442	180	—	11,981
Equity in net income (loss) of subsidiaries	41,906	204	—	(42,110)	—

Net income (loss)	$21,759	$41,906	$204	$(42,110)	$21,759

Condensed Supplemental Consolidating Statement of Income

Three Months Ended June 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$471,138	$76,086	$(20,878)	$526,346
Cost of sales	—	374,912	62,744	(20,878)	416,778

Gross profit	—	96,226	13,342	—	109,568
Selling, general and administrative expense	10,216	43,963	6,321	—	60,500
Amortization	1,321	5,756	1,150	—	8,227
Other operating (income) expense, net	—	(517)	381	—	(136)

Operating (loss) income	(11,537)	47,024	5,490	—	40,977
Interest expense	12,085	154	3,521	(3,530)	12,230
Interest income	—	(3,530)	(322)	3,530	(322)
Other (income) expense, net	(2)	543	645	—	1,186

(Loss) income before income taxes	(23,620)	49,857	1,646	—	27,883
Income taxes (benefit)	(15,812)	24,611	519	—	9,318
Equity in net income (loss) of subsidiaries	26,373	1,127	—	(27,500)	—

Net income (loss)	$18,565	$26,373	$1,127	$(27,500)	$18,565

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Six Months Ended June 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,073,048	$283,186	$(109,371)	$1,246,863
Cost of sales	—	843,280	244,286	(109,371)	978,195

Gross profit	—	229,768	38,900	—	268,668
Selling, general and administrative expense	31,392	96,728	23,869	—	151,989
Amortization	2,923	11,728	5,915	—	20,566
Other operating expense, net	—	1,217	21	—	1,238

Operating (loss) income	(34,315)	120,095	9,095	—	94,875
Interest expense	19,465	385	8,300	(8,276)	19,874
Interest income	—	(8,304)	(553)	8,276	(581)
Loss on extinguishment of debt	21,944	—	—	—	21,944
Other expense (income), net	9	(715)	561	—	(145)

(Loss) income before income taxes	(75,733)	128,729	787	—	53,783
Income taxes (benefit)	(29,933)	47,289	346	—	17,702
Equity in net income (loss) of subsidiaries	81,881	441	—	(82,322)	—

Net income (loss)	$36,081	$81,881	$441	$(82,322)	$36,081

Condensed Supplemental Consolidating Statement of Income

Six Months Ended June 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$957,072	$147,433	$(38,049)	$1,066,456
Cost of sales	—	759,288	121,477	(38,049)	842,716

Gross profit	—	197,784	25,956	—	223,740
Selling, general and administrative expense	24,617	83,151	12,607	—	120,375
Amortization	2,599	11,808	2,319	—	16,726
Other operating expense, net	—	419	863	—	1,282

Operating (loss) income	(27,216)	102,406	10,167	—	85,357
Interest expense	24,579	438	7,045	(7,054)	25,008
Interest income	—	(7,054)	(1,000)	7,054	(1,000)
Other (income) expense, net	(2)	(146)	260	—	112

(Loss) income before income taxes	(51,793)	109,168	3,862	—	61,237
Income taxes (benefit)	(29,204)	47,808	1,094	—	19,698
Equity in net income of subsidiaries	64,128	2,768	—	(66,896)	—

Net income (loss)	$41,539	$64,128	$2,768	$(66,896)	$41,539

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$21,759	$41,906	$204	$(42,110)	$21,759
Other comprehensive income:
Foreign currency translation adjustments	—	4,768	6,138	—	10,906
Pension and post-retirement reclassification adjustment, net of tax	—	103	—	—	103

Other comprehensive income	—	4,871	6,138	—	11,009
Equity in other comprehensive income (loss) of subsidiaries	11,009	6,138	—	(17,147)	—

Comprehensive income (loss)	$32,768	$52,915	$6,342	$(59,257)	$32,768

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$18,565	$26,373	$1,127	$(27,500)	$18,565
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(4,828)	(6,781)	—	(11,609)
Pension and post-retirement reclassification adjustment, net of tax	—	349	—	—	349
Derivatives reclassification adjustment, net of tax	41	—	—	—	41

Other comprehensive income (loss)	41	(4,479)	(6,781)	—	(11,219)
Equity in other comprehensive income (loss) of subsidiaries	(11,260)	(6,781)	—	18,041	—

Comprehensive income (loss)	$7,346	$15,113	$(5,654)	$(9,459)	$7,346

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$36,081	$81,881	$441	$(82,322)	$36,081
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(438)	(563)	—	(1,001)
Pension and post-retirement reclassification adjustment, net of tax	—	206	—	—	206

Other comprehensive (loss) income	—	(232)	(563)	—	(795)
Equity in other comprehensive (loss) income of subsidiaries	(795)	(563)	—	1,358	—

Comprehensive income (loss)	$35,286	$81,086	$(122)	$(80,964)	$35,286

Condensed Supplemental Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$41,539	$64,128	$2,768	$(66,896)	$41,539
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(8,115)	(11,352)	—	(19,467)
Pension and post-retirement reclassification adjustment, net of tax	—	759	—	—	759
Derivative reclassification adjustment, net of tax	81	—	—	—	81

Other comprehensive income (loss)	81	(7,356)	(11,352)	—	(18,627)
Equity in other comprehensive income of subsidiaries	(18,708)	(11,352)	—	30,060	—

Comprehensive income (loss)	$22,912	$45,420	$(8,584)	$(36,836)	$22,912

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$73,621	$102,402	$7,668	$(100,298)	$83,393
Cash flows from investing activities:
Additions to property, plant and equipment	(287)	(23,233)	(6,969)	—	(30,489)
Additions to other intangible assets	(5,166)	(234)	—	—	(5,400)
Intercompany transfer	(173,924)	231,047	—	(57,123)	—
Acquisitions, less cash acquired	—	(144,147)	3,312	—	(140,835)
Proceeds from sale of fixed assets	—	130	397	—	527
Purchase of investments	—	—	(353)	—	(353)
Proceeds from sale of investments	—	—	63	—	63

Net cash used in (provided by) investing activities	(179,377)	63,563	(3,550)	(57,123)	(176,487)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	467,300	—	—	—	467,300
Payments under Revolving Credit Facility	(693,300)	—	(312)	—	(693,612)
Proceeds from issuance of Term Loan	300,000	—	—	—	300,000
Proceeds from issuance of 2022 Notes	400,000	—	—	—	400,000
Payments on 2018 Notes	(400,000)	—	—	—	(400,000)
Payments on capitalized lease obligations and other debt	—	(880)	—	—	(880)
Payments of deferred financing costs	(12,869)	—	—	—	(12,869)
Payment of debt premium for extinguishment of debt	(16,693)	—	—	—	(16,693)
Intercompany transfer	19,958	(165,127)	(12,252)	157,421	—
Net receipts related to stock-based award activities	9,411	—	—	—	9,411
Excess tax benefits from stock-based compensation	8,681	—	—	—	8,681

Net cash provided by (used in) financing activities	82,488	(166,007)	(12,564)	157,421	61,338
Effect of exchange rate changes on cash and cash equivalents	—	—	2,294	—	2,294

Decrease in cash and cash equivalents	(23,268)	(42)	(6,152)	—	(29,462)
Cash and cash equivalents, beginning of period	23,268	43	23,164	—	46,475

Cash and cash equivalents, end of period	$—	$1	$17,012	$—	$17,013

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(15,554)	$153,551	$(67,955)	$—	$70,042
Cash flows from investing activities:
Purchase of investments	—	—	(7,585)	—	(7,585)
Additions to property, plant and equipment	(156)	(31,175)	(4,310)	—	(35,641)
Additions to other intangible assets	(2,407)	(848)	—	—	(3,255)
Proceeds from sale of fixed assets	—	915	157	—	1,072

Net cash used in investing activities	(2,563)	(31,108)	(11,738)	—	(45,409)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	111,800	—	—	—	111,800
Payments under Revolving Credit Facility	(195,800)	—	—	—	(195,800)
Payments on capitalized lease obligations	—	(1,149)	—	—	(1,149)
Intercompany transfer	121,021	(121,021)	—	—	—
Net payments related to stock-based award activities	(1,192)	—	—	—	(1,192)
Excess tax benefits from stock-based compensation	1,097	—	—	—	1,097

Net cash provided by (used in) financing activities	36,926	(122,170)	—	—	(85,244)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,451)	—	(5,451)

Net increase in cash and cash equivalents	18,809	273	(85,144)	—	(66,062)
Cash and cash equivalents, beginning of period	—	269	94,138	—	94,407

Cash and cash equivalents, end of period	$18,809	$542	$8,994	$—	$28,345

23. Subsequent Events

On July 29, 2014, the Company announced that it completed the acquisition of Flagstone Foods (“Flagstone”) from Gryphon Investors and other shareholders. Flagstone purchases, prepares, packages, distributes, and sells branded and private label varieties of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks to retailers in North America. The Company agreed to pay $860 million in cash for the business, subject to adjustments for working capital. The acquisition is expected to expand our existing product offerings by allowing the Company to enter into the healthy snack food category, while also providing more exposure to the perimeter of the store. The acquisition will be accounted for under the acquisition method of accounting. The required disclosures have not been provided as the initial accounting for the business combination was not complete prior to the issuance of these financial statements. The acquisition was funded through a combination of borrowings under our Revolving Credit Facility, a new $200 million term loan, and the net proceeds from the issuance of TreeHouse common stock.

On July 29, 2014, the Company entered into an Additional Credit Extension Amendment (the “Amendment”) to its Credit Agreement dated as of May 6, 2014, the proceeds of which were used to fund, in part, the acquisition of Flagstone. The Amendment, among other things, provides for a new $200 million senior unsecured term loan (the “Acquisition Term Loan”). The Acquisition Term Loan matures on May 6, 2019. Initial pricing for the Acquisition Term Loan is determined by LIBOR plus a margin of 2.0%. Thereafter, the Acquisition Term Loan generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, based on the Company’s consolidated leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%, based on the Company’s consolidated leverage ratio. The Acquisition Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantors.

On July 22, 2014, the Company announced that it closed the public offering of an aggregate of 4,950,331 shares of TreeHouse common stock (the “Shares”), at a price of $75.50 per share. The Company used the net proceeds ($358 million) from the offering of the Shares to fund, in part, the acquisition of Flagstone.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a food manufacturer servicing primarily the retail grocery and foodservice distribution channels. Our product categories (as described more fully below) include beverages; salad dressings; beverage enhancers; pickles; Mexican and other sauces; soup and infant feeding; cereals; dry dinners; aseptic products; and jams. We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States, and the largest manufacturer of private label salad dressings, powdered drink mixes, and instant hot cereals in the United States and Canada, based on sales volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and six months ended June 30, 2014 and 2013. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Food Away From Home — Our Food Away From Home segment sells non-dairy powdered creamers; sweeteners; pickles and related products; Mexican sauces; refrigerated and shelf-stable dressings; aseptic products; hot cereals; powdered drinks; and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

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

From a macroeconomic perspective, first quarter real Gross Domestic Product (“GDP”) decreased 2.1% from the fourth quarter 2013 (Source: Bureau of Economic Analysis). This trend indicates that the overall growth of the economy is still somewhat stagnant. The impact of this stagnancy on the food industry is that volume growth for traditional food categories in the U.S. has been slow. During the second quarter, most businesses in the food industry have reported negative to no growth in terms of volume, with a small group showing improvement. Analyst reports indicate soft food industry volumes for the entire year, and expect volumes to increase in the 1.5% range, while earnings growth is expected to expand at a faster rate, despite the softness in volume. The softer volumes of 2014 have been partially offset by growth in emerging markets, modest cost inflation, and lower pension costs.

While traditional volume growth appears to be limited in the short term, there are sectors that have experienced growth at a faster rate as consumer tastes shift. Specifically, consumers are eating less formal meals and are instead snacking or grazing. Coincident with this shifting is a shift in the types of food desired. For example, consumers appear to be more interested in foods described as being “better for you,” which includes fresh, or freshly prepared foods, and natural, organic or specialty foods, most of which are located at the perimeter of the store. These trends are prompting companies to increase or adjust their product offerings to cater to the consumer. In addition to the items noted above, and more specific to the Company, is the impact of foreign exchange rates between the U.S. and Canadian dollar. During the first six months of 2014, the average Canadian dollar exchange rate was approximately 7.4% weaker than the same period last year, impacting both our net sales and profitability.

Despite the challenging operating environment of the food industry, the Company achieved a 16.9% increase in net sales for the six months ended June 30, 2014 as compared to the same period last year, due to additional sales from acquisitions and improved volume/mix driven by our single serve beverage products. For the three months ended June 30, 2014, the Company experienced a 19.3% increase in net sales compared to the same period last year, as acquisitions and volume/mix improvement accelerated.

During the second quarter of 2014, sales and volumes shifted slightly back towards traditional grocers from alternate retail channels. The Company expects this trend to continue throughout 2014. In response to this continued shift, the Company has focused on lowering our “cost to serve” and aligned our offerings with shifting customer demands.

Total direct operating income, the measure of our segment profitability, lowered to 15.7% and 16.0% of net sales for the three and six months ended June 30, 2014, respectively, representing a 70 and 50 basis point decrease for the respective periods as compared to the same periods last year. The change in direct operating income percentage between 2014 and 2013 is due to a combination of factors, including a higher mix of lower margin sales from recent acquisitions that were not part of the Company’s operations during the corresponding periods of the prior year. As a result of the acquisitions, the Company incurred integration costs that lowered our direct operating income by approximately $4.1 million for the second quarter and $5.8 million for the year to date, or 70 basis points in the quarter and 50 basis points on a year to date basis. Also impacting the reduced profitability percentage are unfavorable foreign exchange rates due to the weakened Canadian dollar as compared to the prior year.

Recent Developments

On July 29, 2014, the Company announced that it completed the acquisition of Flagstone Foods (“Flagstone”) from Gryphon Investors and other shareholders. Flagstone purchases, prepares, packages, distributes, and sells branded and private label varieties of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks to retailers in North America. The Company agreed to pay $860 million in cash for the business, subject to adjustments for working capital. The acquisition is expected to expand our existing product offerings by allowing the Company to enter into the healthy snack food category, while also providing more exposure to the perimeter of the store. The acquisition will be accounted for under the acquisition method of accounting. The required disclosures have not been provided as the initial accounting for the business combination was not complete prior to the issuance of these financial statements. The acquisition was funded through a combination of borrowings under our Revolving Credit Facility, a new $200 million term loan, and the net proceeds from the issuance of TreeHouse common stock.

On July 29, 2014, the Company entered into an Additional Credit Extension Amendment (the “Amendment”) to its Credit Agreement dated as of May 6, 2014, the proceeds of which were used to fund, in part, the acquisition of Flagstone. The Amendment, among other things, provides for a new $200 million senior unsecured term loan (the “Acquisition Term Loan”). The Acquisition Term Loan matures on May 6, 2019. Initial pricing for the Acquisition Term Loan is determined by LIBOR plus a margin of 2.0%. Thereafter, the Acquisition Term Loan generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, based on the Company’s consolidated leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%, based on the Company’s consolidated leverage ratio. The Acquisition Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantors.

On July 22, 2014, the Company announced that it closed the public offering of an aggregate of 4,950,331 shares of TreeHouse common stock (the “Shares”), at a price of $75.50 per share. The Company used the net proceeds ($358 million) from the offering of the Shares to fund, in part, the acquisition of Flagstone.

On May 30, 2014, the Company acquired all of the outstanding equity interests of Protenergy from Whitecastle Investments Limited, Whitecap Venture Partners and others. Protenergy is a privately owned Canadian company that produces carton and recart broth, soups and gravies, both for private label and corporate brands, and also serves as a co-manufacturer of national brands. The Company agreed to pay CAD $170 million in cash for the business, subject to an adjustment for working capital. The acquisition of Protenergy is expected to expand our existing packaging capabilities and enable us to offer customers a full range of soup products as well as leverage our research and development capabilities in the evolution of shelf stable liquids from cans to cartons. The transaction was financed through borrowings under the Company’s Revolving Credit Facility. The acquisition is being accounted for under the acquisition method of accounting.

On May 6, 2014, the Company entered into a new unsecured revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment of $900 million and a $300 million term loan (the “Term Loan”) pursuant to a credit agreement (the “Credit Agreement”). The Revolving Credit Facility matures on May 6, 2019. We used the proceeds from the Term Loan and a draw at closing on the Revolving Credit Facility to repay in full amounts outstanding under the $750 million unsecured revolving credit facility (the “Prior Credit Agreement”). The Credit Agreement replaced the Prior Credit Agreement, and the Prior Credit Agreement was terminated upon the repayment of the amounts outstanding thereunder on May 6, 2014.

The initial pricing for the Revolving Credit Facility is determined by LIBOR plus a margin of 1.50%, which includes a 0.30% facility fee. Thereafter, the Revolving Credit Facility generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.25% to 2.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio.

The Term Loan matures in May 6, 2021. The initial pricing of the Term Loan is determined by LIBOR plus a margin of 1.75%. Thereafter, the Term Loan generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, based on the Company’s consolidated leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%, based on the Company’s consolidated leverage ratio. The Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantors.

On March 11, 2014, the Company issued $400 million in aggregate principal amount of 4.875% notes due March 15, 2022 (the “2022 Notes”), the proceeds of which were intended to extinguish $400 million aggregate principal amount outstanding of the previously issued 7.75% notes due March 1, 2018 (the “2018 Notes”). Due to timing, only $298 million of the proceeds were used in the first quarter to extinguish the 2018 Notes. The remaining proceeds were used to pay down the Prior Credit Agreement. On April 10, 2014, the Company extinguished the remaining $102 million of 2018 Notes using borrowings under the Prior Credit Agreement.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$627,960	100.0%	$526,346	100.0%	$1,246,863	100.0%	$1,066,456	100.0%
Cost of sales	492,283	78.4	416,778	79.2	978,195	78.5	842,716	79.0

Gross profit	135,677	21.6	109,568	20.8	268,668	21.5	223,740	21.0
Operating expenses:
Selling and distribution	39,594	6.3	31,394	6.0	77,611	6.2	63,796	6.0
General and administrative	40,610	6.4	29,106	5.5	74,378	6.0	56,579	5.3
Other operating (income) expense, net	365	0.1	(136)	—	1,238	0.1	1,282	0.1
Amortization expense	10,532	1.7	8,227	1.5	20,566	1.6	16,726	1.6

Total operating expenses	91,101	14.5	68,591	13.0	173,793	13.9	138,383	13.0

Operating income	44,576	7.1	40,977	7.8	94,875	7.6	85,357	8.0
Other expenses (income):
Interest expense	9,001	1.4	12,230	2.3	19,874	1.6	25,008	2.4
Interest income	(413)	(0.1)	(322)	(0.1)	(581)	—	(1,000)	(0.1)
(Gain) loss on foreign currency exchange	(4,099)	(0.7)	841	0.2	(1,148)	(0.1)	480	—
Loss on extinguishment of debt	5,259	0.9	—	—	21,944	1.7	—	—
Other expense (income), net	1,088	0.2	345	0.1	1,003	0.1	(368)	—

Total other expense	10,836	1.7	13,094	2.5	41,092	3.3	24,120	2.3

Income before income taxes	33,740	5.4	27,883	5.3	53,783	4.3	61,237	5.7
Income taxes	11,981	1.9	9,318	1.8	17,702	1.4	19,698	1.8

Net income	$21,759	3.5	$18,565	3.5%	$36,081	2.9%	$41,539	3.9%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net Sales — Second quarter net sales increased 19.3%, to $628.0 million in 2014, compared to $526.3 million in the second quarter of 2013. The increase is primarily driven by acquisitions and favorable volume/mix in each of our segments that was partially offset by unfavorable foreign exchange with the Canadian dollar. Although the Canadian dollar was stronger in the second quarter of this year as compared to the first quarter, it was still weaker than the second quarter of the prior year. Net sales by segment are shown in the following table:

	Three Months Ended June 30,
	2014	2013	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in thousands)
North American Retail Grocery	$444,244	$375,744	$68,500	18.2%
Food Away From Home	97,285	85,675	11,610	13.6
Industrial and Export	86,431	64,927	21,504	33.1

Total	$627,960	$526,346	$101,614	19.3%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw material and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 78.4% in the second quarter of 2014, compared to 79.2% in 2013. In 2013, cost of sales included $7.8 million of costs associated with restructurings and facility consolidations, while 2014 cost of sales includes $4.1 million of acquisition and integration related costs. After adjusting for these items, cost of sales as a percentage of net sales was flat year over year, despite the inclusion of lower margin business from recent acquisitions, as an improved sales mix helped offset the negative impact. In addition to improved sales mix, the Company experienced operational efficiencies in our core legacy products.

Operating Expenses — Total operating expenses were $91.1 million in the second quarter of 2014, compared to $68.6 million in 2013. Operating expenses in 2014 resulted from the following:

Selling and distribution expenses increased $8.2 million, or 26.1%, in the second quarter of 2014 compared to 2013. This increase was primarily due to increased distribution and delivery costs resulting from higher volume, increased marketing spend, and acquisitions.

General and administrative expenses increased by $11.5 million in the second quarter of 2014 compared to 2013. Included in the increase are approximately $6.9 million of acquisition and integration costs from recent business combinations. The remaining increase is due to acquisitions and general business growth.

Other operating expense in the second quarter of 2014 was $0.4 million, compared to $0.1 million of income in 2013. These expenses primarily relate to restructuring costs and the prior year included gains on the sale of equipment that offset the expense.

Amortization expense increased $2.3 million in the second quarter of 2014 compared to 2013, due primarily to the amortization of intangible assets from acquisitions and additional Enterprise Resource Planning (“ERP”) system costs.

Interest Expense — Interest expense decreased to $9.0 million in the second quarter of 2014, compared to $12.2 million in 2013, due to lower average interest rates as a result of the Company’s debt refinancing in March of 2014.

Interest Income — Interest income of $0.4 million relates to interest earned on the cash held by our Canadian subsidiaries and gains on investments as discussed in Note 5.

Foreign Currency — The Company’s foreign currency impact was a $4.1 million gain for the second quarter of 2014, compared to a loss of $0.8 million in 2013, primarily due to the strengthening of the Canadian dollar relative to the U.S. dollar in the second quarter, compared to the first quarter of 2014, although the Canadian dollar is still weaker than 2013.

Loss on Extinguishment of Debt — The Company incurred a loss on extinguishment of debt of $5.3 million in the second quarter, related to the extinguishment of the 2018 Notes.

Other Expense (Income), Net — Other expense was $1.1 million for the second quarter of 2014, compared to expense of $0.3 million in 2013.

Income Taxes — Income tax expense was recorded at an effective rate of 35.5% in the second quarter of 2014, compared to 33.4% in 2013. The increase in the effective tax rate for the three months ended June 30, 2014 as compared to 2013 is attributable to an increase in state tax expense, acquisition related expenses that are not deductible for tax purposes, and the tax impact of a shift in revenue between jurisdictions.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 — Results by Segment

North American Retail Grocery —

	Three Months Ended June 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$444,244	100.0%	$375,744	100.0%
Cost of sales	342,844	77.2	291,193	77.5

Gross profit	101,400	22.8	84,551	22.5
Freight out and commissions	18,621	4.2	15,342	4.1
Direct selling and marketing	9,629	2.1	8,069	2.1

Direct operating income	$73,150	16.5%	$61,140	16.3%

Net sales in the North American Retail Grocery segment increased by $68.5 million, or 18.2%, in the second quarter of 2014 compared to 2013. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$375,744
Volume/mix	22,657	6.0%
Pricing	(1,295)	(0.3)
Acquisitions	50,739	13.5
Foreign currency	(3,601)	(1.0)

2014 Net sales	$444,244	18.2%

The increase in net sales from 2013 to 2014 resulted primarily due to increases from all acquisitions and volume/mix, partially offset by foreign currency. During the second quarter, the Company experienced volume/mix increases in the beverages (primarily single serve hot beverages), pickles and dressings categories, partially offset by volume/mix decreases in the soup category. The roll-out of the Company’s single serve hot beverage program continues to drive a significant portion of the volume/mix increase.

Cost of sales as a percentage of net sales in the second quarter of 2014 decreased when compared to the second quarter of 2013, as the volume growth of higher margin products, specifically single serve beverages, and cost savings from operating efficiencies were partially offset by lower margins from acquisitions. Included in cost of sales for the second quarter of 2014 are acquisition and integration costs of approximately $0.7 million related to Protenergy. Cost of sales in the second quarter of 2014 increased on a dollar basis by $51.7 million as compared to the second quarter of 2013 primarily due to acquisitions and increased volume.

Freight out and commissions paid to independent sales brokers were $18.6 million in the second quarter of 2014, compared to $15.3 million in 2013, an increase of 21.4%, primarily due to acquisitions and increased volume.

Direct selling and marketing expenses were $9.6 million in the second quarter of 2014, and $8.1 million in 2013. The increase in direct selling and marketing expenses was due to acquisitions, as direct selling and marketing expense as a percentage of revenue remained flat.

Food Away From Home —

	Three Months Ended June 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$97,285	100.0%	$85,675	100.0%
Cost of sales	79,209	81.4	68,754	80.2

Gross profit	18,076	18.6	16,921	19.8
Freight out and commissions	3,634	3.7	3,024	3.5
Direct selling and marketing	2,388	2.5	1,939	2.3

Direct operating income	$12,054	12.4%	$11,958	14.0%

Net sales in the Food Away From Home segment increased by $11.6 million, or 13.6%, in the second quarter of 2014 compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$85,675
Volume/mix	87	0.1%
Pricing	613	0.7
Acquisitions	11,582	13.6
Foreign currency	(672)	(0.8)

2014 Net sales	$97,285	13.6%

Net sales increased during the second quarter of 2014, compared to 2013, primarily due the Cains and Associated Brands acquisitions. Volume increases in the beverages and aseptic product categories were partially offset by reductions in the pickles and dressings categories.

Cost of sales as a percentage of net sales increased to 81.4% in the second quarter of 2014, as compared to 80.2% in the second quarter of 2013, reflecting the lower margins associated with the Cains and Associated Brands acquisitions and the impact of foreign exchange. The increase in cost of sales of $10.5 million in the second quarter of 2014 is primarily related to acquisitions.

Freight out and commissions paid to independent sales brokers increased by $0.6 million in the second quarter of 2014, compared to 2013, due to higher costs related to the Cains and Associated Brands acquisitions.

Direct selling and marketing was $2.4 million in the second quarter of 2014, and $1.9 million in 2013. The increase is primarily related to acquisitions and volume growth.

Industrial and Export —

	Three Months Ended June 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$86,431	100.0%	$64,927	100.0%
Cost of sales	70,335	81.4	49,721	76.6

Gross profit	16,096	18.6	15,206	23.4
Freight out and commissions	2,140	2.5	1,270	2.0
Direct selling and marketing	480	0.5	427	0.6

Direct operating income	$13,476	15.6%	$13,509	20.8%

Net sales in the Industrial and Export segment increased $21.5 million, or 33.1%, in the second quarter of 2014, compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$64,927
Volume/mix	5,681	8.7%
Pricing	(711)	(1.1)
Acquisitions	16,623	25.6
Foreign currency	(89)	(0.1)

2014 Net sales	$86,431	33.1%

The increase in net sales is primarily due to all acquisitions and improved volume/mix, partially offset by reduced pricing. Higher sales in the beverages (primarily single serve hot beverages) and beverage enhancers (primarily non-dairy creamer) categories were partially offset by lower sales in the cereals category.

Cost of sales as a percentage of net sales increased from 76.6% in the second quarter of 2013, to 81.4% in 2014. Cost of sales in 2014 includes approximately $2.9 million of acquisition and integration costs related to Protenergy that increase cost of sales as a percentage of net sales by approximately 3.4%. The remaining increase is due to a shift in sales mix to lower margin products from our legacy business and acquisitions.

Freight out and commissions paid to independent sales brokers were $2.1 million in the second quarter of 2014, and $1.3 million in 2013. This increase was primarily due to higher volume and acquisitions.

Direct selling and marketing was $0.5 million in the second quarter of 2014, and $0.4 million in 2013. Although the costs associated with direct selling and marketing increased on a dollar basis, they remained consistent as a percentage of sales.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Sales — Net sales increased 16.9% to $1,246.9 million in the first six months of 2014, compared to $1,066.5 million in the first six months of 2013. The increase is primarily driven by acquisitions and increases in volume/mix, offset by unfavorable foreign exchange. Although the Canadian dollar strengthened in the second quarter of 2014, it was still weaker during the first six months of 2014 than during the first six months of 2013. Net sales by segment are shown in the following table:

	Six Months Ended June 30,
	2014	2013	$ Increase/ (Decrease)	% Increase/ (Decrease)
		(Dollars in thousands)
North American Retail Grocery	$896,655	$761,825	$134,830	17.7%
Food Away From Home	185,960	167,488	18,472	11.0%
Industrial and Export	164,248	137,143	27,105	19.8%

Total	$1,246,863	$1,066,456	$180,407	16.9%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 78.5% in the first six months of 2014, compared to 79.0% in 2013. In 2013, cost of sales included $13.7 million of costs associated with restructurings and facility consolidations, while 2014 cost of sales includes $5.7 million of acquisition and integration related costs. After adjusting for these items, cost of sales as a percentage of net sales was slightly higher year over year, as lower margin business from recent acquisitions and unfavorable exchange rates offset an improved sales mix and operational efficiencies.

Operating Expenses — Total operating expenses were $173.8 million during the first six months of 2014, compared to $138.4 million in 2013. The increase in 2014 resulted from the following:

Selling and distribution expenses increased $13.8 million, or 21.7%, in the first six months of 2014 compared to 2013, primarily due to increased distribution and delivery costs resulting from higher volume, increased marketing spend and acquisitions.

General and administrative expenses increased $17.8 million in the first six months of 2014, compared to 2013. Included in the increase are approximately $7.8 million of acquisition and integration costs from recent business combinations. The remaining increase is primarily due to acquisitions and general business growth.

Amortization expense increased $3.8 million in the first six months of 2014, compared to the first six months of 2013, due primarily to the amortization of intangible assets from acquisitions and additional ERP system costs.

Other operating expense was $1.2 million in the first six months of 2014, compared to $1.3 million in the first six months of 2013, remaining consistent from year to year.

Interest Expense — Interest expense decreased to $19.9 million in the first six months of 2014, compared to $25.0 million in 2013, due to a decrease in average interest rates after the Company’s debt refinancing.

Interest Income — Interest income of $0.6 million relates to interest earned on the cash held by our Canadian subsidiaries and gains on investments as discussed in Note 5 to our Condensed Consolidated Financial Statements.

Foreign Currency — The Company’s foreign currency gain was $1.1 million for the six months ended June 30, 2014 compared to a loss of $0.5 million in 2013, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar. During the second quarter of 2014, the Canadian dollar strengthened in comparison to the U.S. dollar by enough to offset the losses of the first quarter.

Loss on Extinguishment of Debt — The Company incurred a loss on extinguishment of debt of $21.9 million in the first six months of 2014, related to the extinguishment of the 2018 Notes.

Other Expense (Income), Net — Other expense was $1.0 million in the first six months of 2014, compared to income of $0.4 million in 2013.

Income Taxes — Income tax expense was recorded at an effective rate of 32.9% in the first six months of 2014, compared to 32.2% in 2013. The increase in the effective tax rate for the six months ended June 30, 2014 as compared to 2013 is attributable to an increase in state tax expense, acquisition related expenses that are not deductible for tax purposes, and the tax impact of a shift in revenue between jurisdictions.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 — Results by Segment

North American Retail Grocery —

	Six Months Ended June 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$896,655	100.0%	$761,825	100.0%
Cost of sales	692,022	77.2	587,918	77.2

Gross profit	204,633	22.8	173,907	22.8
Freight out and commissions	37,078	4.1	30,786	4.0
Direct selling and marketing	18,829	2.1	16,672	2.2

Direct operating income	$148,726	16.6%	$126,449	16.6%

Net sales in the North American Retail Grocery segment increased by $134.8 million, or 17.7%, in the first six months of 2014, compared to the first six months of 2013. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$761,825
Volume/mix	45,602	6.0%
Pricing	(212)	—
Acquisition	97,667	12.8
Foreign currency	(8,227)	(1.1)

2014 Net sales	$896,655	17.7%

The increase in net sales from 2013 to 2014 is primarily due to all acquisitions and improved volume/mix, partially offset by the impact of unfavorable exchange rates with Canada. During the first six months of the year, the Company experienced volume gains in the beverages (single serve hot beverages), Mexican sauces and pickles categories that were partially offset by decreases in the soup and cereal categories. The roll-out of the Company’s single serve hot beverage program continues to drive a significant portion of the volume/mix increase.

Cost of sales as a percentage of net sales remained consistent at 77.2% for both the six months ended June 30, 2013 and 2014. However, this percentage does not reflect $0.7 million in acquisition costs included in 2014 related to Protenergy. The lower margins from acquisitions and the impact of foreign exchange were offset by improved volume/mix and cost savings from operating efficiencies in the second quarter. The increase in cost of sales of $104.1 million is primarily due to acquisitions and additional volume.

Freight out and commissions paid to independent sales brokers were $37.1 million in the first six months of 2014, compared to $30.8 million in 2013, an increase of 20.4%, due to acquisitions and volume growth.

Direct selling and marketing expenses were $18.8 million in the first six months of 2014, compared to $16.7 million in 2013. As a percentage of sales, these costs remained consistent from year to year.

Food Away From Home —

	Six Months Ended June 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$185,960	100.0%	$167,488	100.0%
Cost of sales	153,072	82.3	134,844	80.5

Gross profit	32,888	17.7	32,644	19.5
Freight out and commissions	6,929	3.7	5,797	3.5
Direct selling and marketing	4,416	2.4	3,989	2.4

Direct operating income	$21,543	11.6%	$22,858	13.6%

Net sales in the Food Away From Home segment increased by $18.5 million, or 11.0%, in the first six months of 2014 compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$167,488
Volume/mix	(1,787)	(1.1)%
Pricing	975	0.6
Acquisition	20,780	12.4
Foreign currency	(1,496)	(0.9)

2014 Net sales	$185,960	11.0%

Net sales increased during the first six months of 2014, compared to 2013, primarily due to the Cains and Associated Brands acquisitions, partially offset by slightly lower volume/mix and unfavorable foreign currency. Volume increases in the beverages category (primarily single serve hot beverages) were offset by reductions in the pickles and dressings categories. Volumes were challenged in the first quarter due to unfavorable weather conditions, but showed some improvement in the second quarter.

Cost of sales as a percentage of net sales increased from 80.5% in the first six months of 2013, to 82.3% in 2014, due to the impact of lower margin sales from acquisitions, along with operational inefficiencies at several of our legacy plants in the first quarter. Also leading to a higher cost of sales was the impact of foreign exchange. The increase in cost of sales of $18.2 million is primarily related to acquisitions.

Freight out and commissions paid to independent sales brokers were $6.9 million in the first six months of 2014, compared to $5.8 million in 2013, due to higher costs related to acquisitions, partially offset by lower volumes.

Direct selling and marketing was $4.4 million in the first six months of 2014, compared to $4.0 million in 2013. As a percentage of sales, these costs remained consistent from year to year.

Industrial and Export —

	Six Months Ended June 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$164,248	100.0%	$137,143	100.0%
Cost of sales	130,708	79.6	107,416	78.3

Gross profit	33,540	20.4	29,727	21.7
Freight out and commissions	3,720	2.3	2,915	2.1
Direct selling and marketing	894	0.5	898	0.7

Direct operating income	$28,926	17.6%	$25,914	18.9%

Net sales in the Industrial and Export segment increased $27.1 million, or 19.8%, in the first six months of 2014 compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$137,143
Volume/mix	2,757	2.0%
Pricing	(1,372)	(1.0)
Acquisition	25,934	19.0
Foreign currency	(214)	(0.2)

2014 Net sales	$164,248	19.8%

The increase in net sales is primarily due to all acquisitions and improved volume/mix in the second quarter, partially offset by pricing concessions and unfavorable foreign currency. Higher volumes of single serve hot beverages were partially offset by lower volumes of non-dairy powdered creamer and infant feeding products.

Cost of sales as a percentage of net sales increased from 78.3% in the first six months of 2013, to 79.6% in 2014, primarily due to acquisitions. Cost of sales in 2014 includes approximately $2.9 million of acquisition and integration costs related to Protenergy that increase the percentage of cost of sales as a percentage of net sales by approximately 1.8%. Also leading to a higher cost of sales was the impact of foreign exchange.

Freight out and commissions paid to independent sales brokers were $3.7 million in the first six months of 2014, compared to $2.9 million in 2013. This increase is due to the increase in volume and higher costs associated with acquisitions.

Direct selling and marketing was $0.9 million in the first six months of 2014 and 2013. The Company did not incur significant additional marketing costs, as this segment focuses on long-term customer contracts.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $580.2 million was available under the Revolving Credit Facility as of June 30, 2014. Immediately following the acquisition of Flagstone, the Company had $220.1 million available under the Revolving Credit Facility. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the Revolving Credit Facility and meet our foreseeable financial requirements.

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$36,081	$41,539
Depreciation and amortization	52,657	55,138
Stock-based compensation	9,699	7,108
Deferred income taxes	(1,106)	2,138
Loss on extinguishment of debt	21,944	—
Changes in operating assets and liabilities, net of acquisitions	(28,780)	(34,222)
Other	(7,102)	(1,659)

Net cash provided by operating activities	$83,393	$70,042

Our cash provided by operations was $83.4 million in the first six months of 2014, compared to $70.0 million in 2013, an increase of $13.4 million. The increase in cash provided by operations was mainly attributable to higher income after considering the non-cash loss on extinguishment of debt resulting from increased volume/mix, acquisitions and lower interest expense. Also contributing to the increase were changes in working capital, as a greater use of accounts payable provided additional cash for operations, which was the result of the timing of payments. Offsetting the impact of cash provided from accounts payable was a greater use of cash in 2014 for inventories, resulting from an inventory build as the Company continues the rollout of the single serve beverage program. Further offsetting cash provided from operations was a greater use of cash related to the excess tax benefit from stock based activities as the Company continues to experience higher levels of stock option exercises as initial awards near expiration.

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from investing activities:
Additions to property, plant and equipment	$(30,489)	$(35,641)
Additions to other intangible assets	(5,400)	(3,255)
Purchase of investments	(353)	(7,585)
Acquisition of business, net of cash acquired	(140,835)	—
Other	590	1,072

Net cash used in investing activities	$(176,487)	$(45,409)

In the first six months of 2014, cash used in investing activities increased by $131.1 million, compared to 2013. The increase in cash used in investing activities was mainly attributable to the acquisition of Protenergy in the second quarter of 2014, partially offset by decreased investments in property, plant and equipment in 2014 and a decrease in the purchase of investments, as less excess cash was available for investments in 2014.

We expect capital spending programs to be approximately $95 million in 2014. Capital spending in 2014 is focused on food safety, quality, additional capacity, productivity improvements, continued implementation of an ERP system, and routine equipment upgrades or replacements at our plants.

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net borrowings of (payments for) debt	$72,808	$(85,149)
Payment of deferred financing costs	(12,869)	—
Payment of debt premium for extinguishment of debt	(16,693)	—
Equity award financing activities	18,092	(95)

Net cash provided by (used in) financing activities	$61,338	$(85,244)

Net cash provided by financing activities was $61.3 million in the first six months of 2014, compared to net cash used in financing activities financing activities of $85.2 million in 2013. During the first six months of 2014, the Company acquired Protenergy using funds from the Revolving Credit Facility, while there were no acquisitions in the corresponding period of the prior year, which resulted in a net pay down of debt in 2013. During the current period, the Company also refinanced its Prior Credit Agreement and the 2018 Notes resulting in the payment of deferred financing fees and a premium to extinguish the 2018 Notes. Another contributor to the increase in cash provided by financing activities was the higher level of stock option exercises as compared to the prior period, resulting in the contribution of $18.1 million of cash. The Company expects stock option exercise activity to continue at higher than historical levels throughout 2014 as initial awards near expiration.

As of June 30, 2014, $14.3 million of cash held by our Canadian subsidiaries as cash and cash equivalents and short term investments is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

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

Debt Obligations

At June 30, 2014, we had $309 million in borrowings outstanding under our Revolving Credit Facility, $300 million outstanding under our Term Loan, $400 million of 2022 Notes outstanding, and $11.5 million of tax increment financing and other obligations. In addition, at June 30, 2014, there were $10.8 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at June 30, 2014, our Revolving Credit Facility provided for an aggregate commitment of $900 million, of which $580.2 million was available. Interest rates on debt outstanding under our Revolving Credit Facility for the three months ended June 30, 2014 averaged 1.56%

We are in compliance with applicable debt covenants as of June 30, 2014. From an interest coverage ratio perspective, the Company’s actual ratio as of June 30, 2014 is nearly 92.8% higher than the minimum required level. As it relates to the leverage ratio, the Company was approximately 15.4% below the maximum level (where the maximum level is not increased in the event of an acquisition).

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes to our critical accounting policies in the six months ended June 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of June 30, 2014, the Company was party to an unsecured Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 2.00%, or a base rate (as defined in the Revolving Credit Facility) plus a margin ranging from 0.25% to 1.00%.

We do not hold any derivative financial instruments which could expose us to significant interest rate market risk, as of June 30, 2014. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Revolving Credit Facility, which is tied to variable market rates. Based on our outstanding debt balance of $309 million under our Revolving Credit Facility at June 30, 2014, each 1% rise in our interest rate would increase our interest expense by approximately $3.1 million annually.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the second quarter of 2014 to the second quarter of 2013, price increases in packaging and commodity costs such as dairy products and glass, were offset by price decreases in corn sweeteners, soybean oil, and coffee. We expect the volatile nature of these costs to continue with an overall upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts. Forward purchase contracts help us manage our business and reduce cost volatility. Some of these forward purchase contracts qualify as derivatives; however, the majority of commodity forward contracts are not derivatives. Those that are derivatives generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements in Income

We use a significant volume of fruits and vegetables in our operations as raw materials. Certain of these fruits and vegetables are purchased under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area. If we are unable to buy the fruits and vegetables from local suppliers, we would purchase them from more distant locations, including other locations within the United States, Mexico or India, thereby increasing our production costs.

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

Fluctuations in Foreign Currencies

The Company has operations in Canada, where the functional currency is the Canadian dollar. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. For the six months ended June 30, 2014 and 2013 the Company recognized a gain of $1.1 million and a loss of $0.5 million, respectively in the foreign exchange line on the Condensed Consolidated Statements of Income.

Also impacted by foreign exchange is the translation of the Company’s Canadian financial statements. For the six months ended June 30, 2014 and 2013, the Company recognized losses of $1.0 million and $19.5 million, respectively, as a component of Accumulated other comprehensive income.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. As of June 30, 2014, the Company had $27.9 million of U.S. dollar foreign currency contracts outstanding. The Company had no foreign currency contracts outstanding as of June 30, 2013.

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

As of June 30, 2014, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective. We have excluded Protenergy from our evaluation of disclosure controls and procedures as of June 30, 2014 because Protenergy was acquired by the Company on May 30, 2014. The net sales and total assets of Protenergy represented approximately 1.7% and 6.8%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the quarter ended June 30, 2014.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2014 and 2013, and of cash flows for the six-month periods ended June 30, 2014 and 2013. This interim financial information is the responsibility of the Company’s management.

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

August 7, 2014

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December  31, 2013.

Item 5. Other Information

None

Item 6. Exhibits

2.1	Stock purchase agreement, dated as of April 18, 2014, by and among TreeHouse Foods, Inc., Whitecastle Investments Limited, the other sellers party thereto and PFF Capital is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 18, 2014.

2.2	Agreement and Plan of Merger, dated as of June 27, 2014, by and among Bay Valley Foods LLC, Snacks Acquisition Sub, Inc., Snacks Parent Corporation and Gryphon Partners is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2014.

10.1	Credit Agreement, dated as of May 6, 2014, between the Company, Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 6, 2014.

12.1	Computation of Ratio of Earnings to Fixed Changes.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

August 7, 2014