Form 10-Q
period 2014-09-30
TreeHouse Foods, Inc.
filed 2014-11-06
CIK 1320695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014.

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

Number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2014: 42,326,831

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,171	$46,475
Investments	9,127	8,680
Receivables, net	225,185	152,763
Inventories, net	677,362	405,698
Deferred income taxes	8,502	21,909
Prepaid expenses and other current assets	31,913	14,164

Total current assets	974,260	649,689
Property, plant, and equipment, net	540,067	462,275
Goodwill	1,673,979	1,119,204
Intangible assets, net	737,606	475,756
Other assets, net	20,687	14,130

Total assets	$3,946,599	$2,721,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$322,567	$238,813
Current portion of long-term debt	3,967	1,551

Total current liabilities	326,534	240,364
Long-term debt	1,558,843	938,945
Deferred income taxes	306,620	228,569
Other long-term liabilities	35,905	40,058

Total liabilities	2,227,902	1,447,936
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 42,271 and 36,493 shares issued and outstanding, respectively	423	365
Additional paid-in capital	1,153,097	748,577
Retained earnings	611,901	555,939
Accumulated other comprehensive loss	(46,724)	(31,763)

Total stockholders’ equity	1,718,697	1,273,118

Total liabilities and stockholders’ equity	$3,946,599	$2,721,054

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net sales	$795,726	$567,150	$2,042,589	$1,633,606
Cost of sales	637,138	451,887	1,615,333	1,294,603

Gross profit	158,588	115,263	427,256	339,003
Operating expenses:
Selling and distribution	47,631	33,437	125,242	97,233
General and administrative	47,864	31,222	122,242	87,801
Other operating expense	170	861	1,408	2,143
Amortization expense	14,958	8,583	35,524	25,309

Total operating expenses	110,623	74,103	284,416	212,486

Operating income	47,965	41,160	142,840	126,517
Other expense (income):
Interest expense	10,102	12,598	29,976	37,606
Interest income	(113)	(509)	(694)	(1,509)
Loss on foreign currency exchange	8,004	127	6,856	607
Loss on extinguishment of debt	75	—	22,019	—
Other (income) expense, net	(898)	(428)	105	(796)

Total other expense	17,170	11,788	58,262	35,908

Income before income taxes	30,795	29,372	84,578	90,609
Income taxes	10,913	6,707	28,615	26,405

Net income	$19,882	$22,665	$55,963	$64,204

Net earnings per common share:
Basic	$0.48	$0.62	$1.46	$1.76
Diluted	$0.47	$0.61	$1.43	$1.72
Weighted average common shares:
Basic	41,099	36,482	38,272	36,378
Diluted	42,002	37,438	39,259	37,353

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$19,882	$22,665	$55,963	$64,204

Other comprehensive (loss) income:
Foreign currency translation adjustments	(14,269)	7,077	(15,270)	(12,390)
Pension and postretirement reclassification adjustment (1)	103	349	309	1,108
Derivative reclassification adjustment (2)	—	27	—	108

Other comprehensive (loss) income	(14,166)	7,453	(14,961)	(11,174)

Comprehensive income	$5,716	$30,118	$41,002	$53,030

(1)	Net of tax of $64 and $217 for the three months ended September 30, 2014 and 2013, respectively, and $194 and $652 for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Net of tax of $17 for the three months ended September 30, 2013 and $68 for the nine months ended September 30, 2013.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$55,963	$64,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,401	54,889
Amortization	35,524	25,309
Stock-based compensation	17,102	11,701
Excess tax benefits from stock-based compensation	(11,915)	(3,679)
Loss on extinguishment of debt	22,019	—
Mark to market gain on derivative contracts	(93)	(942)
Mark to market gain on investments	(466)	(642)
Loss on disposition of assets	1,810	220
Deferred income taxes	(2,814)	1,152
Loss on foreign currency exchange	6,856	612
Other	5,330	107
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(7,872)	(5,843)
Inventories	(109,155)	(67,310)
Prepaid expenses and other assets	(10,836)	(662)
Accounts payable, accrued expenses, and other liabilities	28,107	22,770

Net cash provided by operating activities	76,961	101,886
Cash flows from investing activities:
Additions to property, plant, and equipment	(65,392)	(52,371)
Additions to other intangible assets	(7,838)	(3,800)
Acquisitions, less cash acquired	(1,000,948)	(34,610)
Proceeds from sale of fixed assets	538	1,883
Purchase of investments	(471)	(7,893)
Proceeds from sale of investments	63	—
Other	525	—

Net cash used in investing activities	(1,073,523)	(96,791)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	854,400	397,300
Payments under Revolving Credit Facility	(735,400)	(285,700)
Proceeds from issuance of Term Loan and Acquisition Term Loan	500,000	—
Payments on Term Loan and Acquisition Term Loan	(2,000)	—
Proceeds from issuance of 2022 Notes	400,000	—
Payments on 2018 Notes	(400,000)	—
Payment on other long-term debt	—	(100,000)
Payments on capitalized lease obligations and other debt	(1,880)	(1,597)
Payment of deferred financing costs	(13,712)	—
Payment of debt premium for extinguishment of debt	(16,693)	—
Net proceeds from issuance of stock	358,364	—
Net receipts (payments) related to stock-based award activities	17,193	(2,051)
Excess tax benefits from stock-based compensation	11,915	3,679

Net cash provided by financing activities	972,187	11,631
Effect of exchange rate changes on cash and cash equivalents	71	(3,081)

Net (decrease) increase in cash and cash equivalents	(24,304)	13,645
Cash and cash equivalents, beginning of period	46,475	94,407

Cash and cash equivalents, end of period	$22,171	$108,052

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2014

(Unaudited)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Results of operations for interim periods are not necessarily indicative of annual results.

On July 29, 2014, the Company completed its acquisition of all of the outstanding shares of Flagstone Foods (“Flagstone”) from Gryphon Investors and other shareholders. Flagstone purchases, prepares, packages, distributes, and sells branded and private label varieties of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks. The results of operations are included in our financial statements from the date of acquisition and are included in the North American Retail Grocery and Industrial and Export segments.

On May 30, 2014, the Company completed its acquisition of all of the outstanding shares of PFF Capital Group, Inc. (“Protenergy”), a privately owned Canadian manufacturer of private label broths, soups, and gravies. The results of operations are included in our financial statements from the date of acquisition and are included in the North American Retail Grocery and Industrial and Export segments.

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates.

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The only change in our significant accounting policies in the nine months ended September 30, 2014, was the inclusion of Flagstone’s inventory in the third quarter, which is valued using the weighted average costing approach.

2. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company does not anticipate the adoption of the ASU will result in additional disclosures, however, management will begin performing the periodic assessments required by the ASU on its effective date.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which introduced a new framework to be used when recognizing revenue in an attempt to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using either the full retrospective method, which presents the impact of the change separately in each prior year presented, or the modified retrospective method, which includes the cumulative changes to all prior years presented in beginning retained earnings in the year of initial adoption. The Company has not yet determined which of the two adoption methods to elect. The Company is currently assessing the impact that this standard will have upon adoption.

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, clarifying how entities are required to measure obligations resulting from joint and several liability arrangements and outlining the required disclosures around these liabilities. The ASU is

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. See Note 11, Long-Term Debt, for related disclosures. The Company adopted this standard during the first quarter of 2014, the impact of which was not significant.

3. Restructuring

Soup restructuring — In August of 2012, following a strategic review of the soup category, the Company announced a restructuring plan that included reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business there and the closure of the Mendota, Illinois soup plant. The restructuring is expected to reduce manufacturing costs by streamlining operations and transferring production from the Mendota plant to the Pittsburgh plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment and ended as of December 31, 2012, with full plant closure in the second quarter of 2013. Total costs of the restructuring are expected to be approximately $28.0 million as detailed below, of which $5.4 million is expected to be in cash. Expenses associated with the restructuring plan are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income, with the exception of accelerated depreciation, which is recorded in Cost of sales. This restructuring is substantially complete.

Below is a summary of the restructuring costs:

	Soup Restructuring
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Cumulative Costs To Date	Total Expected Costs
	(In thousands)
Accelerated depreciation	$—	$—	$22,590	$22,590
Severance and outplacement	—	—	769	769
Other closure costs	133	1,286	2,957	4,659

Total	$133	$1,286	$26,316	$28,018

	Soup Restructuring
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Cumulative Costs To Date
	(In thousands)
Accelerated depreciation	$3,605	$13,586	$20,289
Severance and outplacement	—	(12)	745
Other closure costs	648	866	1,446

Total	$4,253	$14,440	$22,480

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seaforth, Ontario, Canada — On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada, and the transfer of production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility was primarily related to the North American Retail Grocery segment and ended in the fourth quarter of 2013, with full plant closure occurring in the first quarter of 2014. Total costs to close the Seaforth facility are expected to be approximately $13.3 million as detailed below, of which $6.2 million is in cash. Expenses incurred associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income. Certain costs, primarily accelerated depreciation, are recorded in Cost of sales. This restructuring is substantially complete.

Below is a summary of the restructuring costs:

	Seaforth Closure
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Cumulative Costs To Date	Total Expected Costs
	(In thousands)
Accelerated depreciation	$—	$—	$6,582	$6,582
Severance and outplacement	—	5	2,889	2,889
Other closure costs	35	46	3,774	3,788

Total	$35	$51	$13,245	$13,259

	Seaforth Closure
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Cumulative Costs To Date
	(In thousands)
Accelerated depreciation	$(29)	$2,687	$6,695
Severance and outplacement	12	508	2,757
Other closure costs	1,261	2,608	3,086

Total	$1,244	$5,803	$12,538

4. Acquisitions

On July 29, 2014, the Company completed its acquisition of all of the outstanding shares of Flagstone, a privately owned U.S. based manufacturer of branded and private label varieties of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks. Flagstone is one of the largest manufacturers and distributors of private label wholesome snacks in North America and is the largest manufacturer of trail mix and dried fruits in North America. The purchase price was approximately $861 million, net of acquired cash, before any adjustments for working capital. The acquisition was financed through a combination of borrowings under our $900 million revolving credit facility (the “Revolving Credit Facility”), a new $200 million term loan (the “Acquisition Term Loan”), and the net proceeds from the issuance of 4,950,331 shares of the Company’s common stock. The acquisition is expected to expand our existing product offerings by allowing the Company to enter into the wholesome snack food category, while also providing more exposure to the perimeter of the store.

The Flagstone acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition in the North American Retail Grocery and Industrial and Export segments. Included in the Company’s Condensed Consolidated Statements of Income are Flagstone’s net sales of approximately $118.0 million and net loss of $4.5 million from the date of acquisition through September 30, 2014. The loss includes integration costs of $10.5 million. At the date of acquisition, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon fair market values, and is subject to adjustments.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$902
Receivables	55,640
Inventory	128,224
Property, plant, and equipment	37,233
Customer relationships	231,700
Trade names	6,300
Supplier relationships	2,500
Software	1,755
Formulas	1,600
Leasehold interest assets	1,200
Other assets	7,358
Goodwill	509,134

Fair value of assets acquired	983,546
Deferred taxes	(72,414)
Assumed liabilities	(49,290)

Total purchase price	$861,842

The Company allocated $231.7 million to customer relationships and $6.3 million to trade names, each of which have a preliminary estimated life of 15 years. The Company allocated $1.6 million to recipes and formulas and $1.2 million to leasehold interest assets, each of which have a preliminary estimated life of 5 years. The Company also allocated $1.1 million to a leasehold interest liability (included in assumed liabilities) that has an estimated life of 3 years. The Company allocated $1.8 million to capitalized software with an estimated life of 1 year. The aforementioned intangibles will be amortized on a straight line basis. The Company allocated $2.5 million to supplier relationships, which will be amortized in a method reflecting the pattern in which the economic benefits of the intangible asset are consumed over the period of one year. The Company has preliminarily allocated all $509.1 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities related to Flagstone’s product offerings in the wholesome snacking category. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $8.6 million in acquisition costs. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Income. The allocation to net tangible and intangible assets acquired and liabilities assumed is preliminary and subject to change for working capital adjustments and taxes. Included in other assets is $0.5 million of restricted cash that is on deposit in support of letters of credit that were extinguished upon the acquisition. The balance remains the same as of September 30, 2014.

The following unaudited pro forma information shows the results of operations for the Company as if its acquisition of Flagstone had been completed as of January 1, 2013. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the issuance of common stock, interest expense related to the financing of the business combinations, and related income taxes. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Nine Months Ended September 30,
	2014	2013
	(In thousands, except per share data)
Pro forma net sales	$2,428,595	$2,108,463

Pro forma net income	$47,388	$68,442

Pro forma basic earnings per common share	$1.13	$1.66

Pro forma diluted earnings per common share	$1.10	$1.62

On May 30, 2014, the Company completed its acquisition of all of the outstanding shares of Protenergy, a privately owned Canadian based manufacturer of broths, soups, and gravies. Protenergy specializes in providing products in carton and recart packaging for both private label and corporate brands, and also serves as a co-manufacturer of national brands. The Company paid CAD $155 million (USD $143 million) for the purchase of Protenergy. The acquisition was financed through borrowings under the Revolving Credit Facility. The acquisition is expected to expand our existing packaging capabilities and enable us to offer customers a full range of soup products as well as leverage our research and development capabilities in the evolution of shelf stable liquids packaging from cans to cartons.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Protenergy acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition in the North American Retail Grocery and Industrial and Export segments. Included in the Company’s Condensed Consolidated Statements of Income are Protenergy’s net sales of approximately $57.2 million from the date of acquisition through September 30, 2014. Also included is a net loss of $4.0 million from the date of acquisition through September 30, 2014. This loss includes integration costs of $5.8 million. At the date of acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based upon fair market values, and is subject to adjustments for taxes.

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows (in USD):

(In thousands)
Cash	$2,580
Receivables	10,949
Inventory	38,283
Property, plant, and equipment	36,404
Customer relationships	49,516
Software	1,483
Formulas	433
Other assets	1,421
Goodwill	54,358

Fair value of assets acquired	195,427
Assumed liabilities	(45,093)
Unfavorable contractual agreements	(7,643)

Total purchase price	$142,691

The Company allocated $49.5 million to customer relationships that have an estimated life of 15 years and $0.4 million to formulas with an estimated life of 5 years. These intangible assets will be amortized on a straight line basis. As of the acquisition date, the Company has preliminarily allocated all $54.4 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities, driven in part by Protenergy’s packaging technology. None of the goodwill resulting from this acquisition is tax deductible. In the third quarter, the Company completed the valuation of its intangible assets associated with the acquisition. As a result, the Company recorded $7.6 million of unfavorable contractual agreements, which have an estimated life of 2.6 years. These unfavorable contracts will be amortized in a method reflecting the pattern in which the economic costs are incurred. The Company incurred approximately $3.2 million in acquisition costs. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Income. The allocation to net tangible and intangible assets acquired and liabilities assumed is preliminary and subject to change for taxes.

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

	Nine Months Ended September 30,
	2014	2013
	(In thousands, except per share data)
Pro forma net sales	$2,103,347	$1,706,559

Pro forma net income	$49,410	$58,083

Pro forma basic earnings per common share	$1.29	$1.60

Pro forma diluted earnings per common share	$1.26	$1.55

The Company acquired all of the outstanding equity interests of Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation, and 6726607 Canada Ltd. (collectively, “Associated Brands”) from TorQuest Partners LLC and other shareholders in October of 2013. Associated Brands was a privately owned Canadian company and

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a private label manufacturer of powdered drinks, specialty teas, and sweeteners. The purchase price, after adjusting for working capital, was approximately CAD $191 million. The acquisition was financed through cash on hand and borrowings under the Company’s Prior Credit Agreement (as defined in Note 11). The acquisition of Associated Brands strengthened the Company’s retail presence in the private label dry grocery segment and introduced a line of specialty tea products to complement its single serve coffee business. The acquisition was accounted for under the acquisition method of accounting. At the date of acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based upon fair market values, and is subject to adjustments, primarily for taxes. During the first quarter of 2014, the working capital adjustment was finalized and resulted in a CAD $1.4 million reduction to goodwill. During the third quarter, the Company updated its allocation of goodwill to the segments, and reallocated $4.6 million of goodwill from the Industrial and Export segment primarily to the North American Retail Grocery segment.

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

Nine Months Ended September 30,
2013
(In thousands) (except per share data)
Pro forma net sales	$1,783,880

Pro forma net income	$70,281

Pro forma basic earnings per common share	$1.93

Pro forma diluted earnings per common share	$1.88

On July 1, 2013, the Company completed its acquisition of all of the outstanding shares of Cains Foods, L.P. (“Cains”), a privately owned Ayer, Massachusetts based manufacturer of shelf stable mayonnaise, dressings, and sauces. The Cains product portfolio offers retail and foodservice customers a wide array of packaging sizes, sold as private label and branded products. The purchase price was approximately $35 million, net of acquired cash, after adjusting for working capital and taxes. The acquisition was financed through borrowings under the Company’s Prior Credit Agreement. The acquisition expanded the Company’s footprint in the Northeast of the United States, enhanced its foodservice presence, and broadened its packaging capabilities. The acquisition was accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition.

5. Investments

	September 30, 2014	December 31, 2013
	(In thousands)
U.S. equity	$5,653	$5,254
Non-U.S. equity	1,743	1,669
Fixed income	1,731	1,757

Total investments	$9,127	$8,680

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation as of each balance sheet date. The Company accounts for investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. The investments held by the Company are classified as trading securities and are stated at fair value, with changes in fair value recorded as a component of the Interest income line on the Condensed Consolidated Statements of Income. Cash flows from purchases, sales, and maturities of trading securities are included in cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows based on the nature and purpose for which the securities were acquired.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2014, we recognized net unrealized gains totaling $0.5 million that are included in the Interest income line of the Condensed Consolidated Statements of Income. For the three months ended September 30, 2014, we recognized insignificant net unrealized gains. Additionally, for the nine months ended September 30, 2014, we recognized realized gains totaling $0.2 million that are included in the Interest income line of the Condensed Consolidated Statements of Income, while realized gains for the three months ended September 30, 2014 were insignificant. When securities are sold, their cost is determined based on the first-in, first-out method.

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2014 and December 31, 2013, $16.8 million and $19.3 million, respectively, represents cash and cash equivalents held in Canada in local currency, readily convertible into other currencies. The cash and cash equivalents held in Canada are expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

6. Inventories

	September 30, 2014	December 31, 2013
	(In thousands)
Raw materials and supplies	$282,198	$162,751
Finished goods	416,598	264,829
LIFO reserve	(21,434)	(21,882)

Total	$677,362	$405,698

Approximately $83.7 million and $84.6 million of our inventory was accounted for under the Last-in, First-out (“LIFO”) method of accounting at September 30, 2014 and December 31, 2013, respectively. Due to the acquisition of Flagstone, approximately $130.9 million of our inventory was accounted for under the weighted average cost method of accounting at September 30, 2014.

7. Property, Plant, and Equipment

	September 30, 2014	December 31, 2013
	(In thousands)
Land	$27,645	$26,492
Buildings and improvements	205,667	194,439
Machinery and equipment	613,892	536,256
Construction in progress	56,948	43,146

Total	904,152	800,333
Less accumulated depreciation	(364,085)	(338,058)

Property, plant, and equipment, net	$540,067	$462,275

Depreciation expense was $15.3 million and $16.5 million for the three months ended September 30, 2014 and 2013, respectively, and $47.4 million and $54.9 million for the nine months ended September 30, 2014 and 2013, respectively.

8. Goodwill and Intangible Assets

Changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2014 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
	(In thousands)
Balance at December 31, 2013	$884,768	$95,572	$138,864	$1,119,204
Acquisition	563,493	—	—	563,493
Purchase price adjustments	(973)	(54)	(115)	(1,142)
Reallocation of goodwill	4,461	96	(4,557)	—
Currency exchange adjustment	(6,792)	(678)	(106)	(7,576)

Balance at September 30, 2014	$1,445,957	$94,936	$134,086	$1,673,979

The Company has not incurred any goodwill impairments since its inception.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amounts and accumulated amortization of intangible assets other than goodwill as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$29,878	$—	$29,878	$31,067	$—	$31,067
Intangible assets with finite lives:
Customer-related	800,132	(157,747)	642,385	525,820	(133,063)	392,757
Contractual agreements	4,905	(1,240)	3,665	1,249	(87)	1,162
Trademarks	32,659	(8,517)	24,142	26,466	(7,164)	19,302
Formulas/recipes	10,832	(6,749)	4,083	8,882	(5,708)	3,174
Computer software	62,369	(28,916)	33,453	51,087	(22,793)	28,294

Total	$940,775	$(203,169)	$737,606	$644,571	$(168,815)	$475,756

Amortization expense on intangible assets for the three months ended September 30, 2014 and 2013 was $15.0 million and $8.6 million, respectively, and $35.5 million and $25.3 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated amortization expense on intangible assets for 2014 and the following four years is as follows:

(In thousands)
2014	$53,326
2015	$61,299
2016	$59,446
2017	$58,585
2018	$53,229

9. Accounts Payable and Accrued Expenses

	September 30, 2014	December 31, 2013
	(In thousands)
Accounts payable	$244,473	$154,378
Payroll and benefits	41,672	40,155
Interest and taxes	4,797	22,190
Health insurance, workers’ compensation, and other insurance costs	7,976	8,164
Marketing expenses	13,261	7,568
Other accrued liabilities	10,388	6,358

Total	$322,567	$238,813

10. Income Taxes

Income tax expense was recorded at an effective rate of 35.4% and 33.8% for the three and nine months ended September 30, 2014, respectively, compared to 22.8% and 29.1% for the three and nine months ended September 30, 2013, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. The increase in the effective tax rate for the three and nine months ended September 30, 2014 as compared to 2013 is attributable to an increase in state tax expense, acquisition related expenses that are not deductible for tax purposes, and the tax impact of a shift in revenue between jurisdictions.

During the second quarter of 2014, the Internal Revenue Service (“IRS”) initiated an examination of the Company’s 2012 tax year. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2012 tax years of E.D. Smith. The IRS and CRA examinations are expected to be completed in 2014 or 2015. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2014 or 2015.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $1.0 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations.

11. Long-Term Debt

	September 30, 2014	December 31, 2013
	(In thousands)
Revolving credit facility	$654,000	$535,000
Term Loan	299,250	—
Acquisition Term Loan	198,750	—
2018 Notes	—	400,000
2022 Notes	400,000	—
Tax increment financing and other debt	10,810	5,496

Total debt outstanding	1,562,810	940,496
Less current portion	(3,967)	(1,551)

Total long-term debt	$1,558,843	$938,945

On May 6, 2014, the Company entered into a new five year unsecured revolving credit facility (the “Revolving Credit Facility”) with an aggregate commitment of $900 million and a $300 million senior unsecured seven year term loan (the “Term Loan”) pursuant to a new credit agreement (the “Credit Agreement”). The proceeds from the Term Loan and a draw at closing on the Revolving Credit Facility were used to repay in full, amounts outstanding under our prior $750 million unsecured revolving credit facility (the “Prior Credit Agreement”). The Credit Agreement replaced the Prior Credit Agreement, and the Prior Credit Agreement was terminated upon the repayment of the amounts outstanding thereunder on May 6, 2014. As a result of the debt refinancing, $6.5 million of fees associated with the Revolving Credit Facility and $2.4 million of fees associated with the Term Loan will be amortized over their five year and seven year terms, respectively.

On July 29, 2014, the Company entered into an Additional Credit Extension Agreement (the “Amendment”) to its Credit Agreement dated as of May 6, 2014, the proceeds of which were used to fund, in part, the acquisition of Flagstone. The Amendment, among other things, provides for a new $200 million senior unsecured term loan (the “Acquisition Term Loan”).

Revolving Credit Facility — As of September 30, 2014, $235.1 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. The Revolving Credit Facility matures on May 6, 2019. In addition, as of September 30, 2014, there were $10.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included in the calculation of available credit.

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings. The initial pricing for the Revolving Credit Facility is determined by LIBOR plus a margin of 1.50%, which includes a 0.30% facility fee. Thereafter, the Revolving Credit Facility generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.25% to 2.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio. The Company’s average interest rate on debt outstanding under its Revolving Credit Facility, Term Loan, and Acquisition Term Loan (known collectively as the “Credit Facility”) for three months ended September 30, 2014 was 1.60%.

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect subsidiaries, Bay Valley Foods, LLC (“Bay Valley”), Sturm Foods, Inc. (“Sturm Foods”), and S.T. Specialty Foods, Inc. (“S.T. Foods”), in addition to the legal entities of Flagstone added in the third quarter: American Importing Company, Inc., Ann’s House of Nuts, Inc., and Snacks Parent Corporation, and certain other subsidiaries that may become guarantors in the future (the aforementioned entities are known collectively as the “Guarantors”). The Revolving Credit Facility contains various financial and restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio.

Term Loan — On May 6, 2014, the Company entered into a $300 million senior unsecured Term Loan pursuant to the same Credit Agreement used for the Revolving Credit Facility. The Term Loan matures on May 6, 2021. The initial pricing of the Term Loan is determined by LIBOR plus a margin of 1.75%. Thereafter, the Term Loan generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a Base Rate (as

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%, based on the Company’s consolidated leverage ratio. Payments are due on a quarterly basis starting September 30, 2014. The Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantors.

Acquisition Term Loan — On July 29, 2014, the Company entered into a $200 million senior unsecured Acquisition Term Loan pursuant to the same Credit Agreement used for the Revolving Credit Facility. The Acquisition Term Loan matures on May 6, 2019. Initial pricing for the Acquisition Term Loan is determined by LIBOR plus a margin of 2.00%. Thereafter, the Acquisition Term Loan generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.25% to 2.00%, based on the Company’s consolidated leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00%, based on the Company’s consolidated leverage ratio. Payments are due on a quarterly basis starting September 30, 2014. The Acquisition Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantors. Debt costs associated with entering into the Acquisition Term Loan were nominal.

2018 Notes — The Company previously issued 7.75% notes in aggregate principal amount of $400 million due on March 1, 2018 (the “2018 Notes”). During the first quarter, on February 25, 2014, the Company commenced a tender offer and consent solicitation to repurchase and extinguish $400 million in aggregate principal amount of the 2018 Notes. Pursuant to the terms of the tender offer, the Company offered to repurchase the 2018 Notes at a price of 104.275% of the principal amount (plus any accrued but unpaid interest up to, but excluding the payment date), for any 2018 Notes validly tendered and not withdrawn prior to the consent expiration time on March 10, 2014. As of the consent expiration time, the holders had tendered approximately $298 million in aggregate principal amount of 2018 Notes, and the Company accepted all such 2018 Notes tendered for purchase and extinguishment on March 11, 2014. The remaining holders had until March 24, 2014 to tender their 2018 Notes at a reduced rate of 101.275% of the principal amount; no additional 2018 Notes were tendered prior to the final expiration of the tender offer and consent solicitation.

On March 11, 2014, the Company issued a redemption notice for all of its remaining outstanding 2018 Notes. On April 10, 2014, all remaining outstanding 2018 Notes, or approximately $102 million in aggregate principal amount, were redeemed at a price of 103.875% of the principal amount of the 2018 Notes, plus accrued but unpaid interest. Accordingly, no 2018 Notes remain outstanding as of September 30, 2014. For the nine months ended September 30, 2014, the Company incurred a loss on extinguishment of the 2018 Notes totaling $22.0 million that included the write-off of $5.3 million in deferred financing costs.

2022 Notes — On March 11, 2014, the Company completed its underwritten public offering of $400 million in aggregate principal amount of 4.875% notes due March 15, 2022 (the “2022 Notes”). The net proceeds of $394 million ($400 million less underwriting discount of $6 million, providing an effective interest rate of 4.99%) were used to extinguish the 2018 Notes. The Company issued the 2022 Notes pursuant to an Indenture between the Company, the Guarantors, and Wells Fargo Bank, National Association as trustee (the “Trustee”), among the Company, the Guarantors, and the Trustee.

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

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) pay dividends or make other payments (except for certain dividends and payments to the Company and certain subsidiaries of the Company), (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates, and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future the 2022 Notes have an investment grade credit rating by both

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the 2022 Notes for so long as the 2022 Notes are rated investment grade by the two rating agencies.

Tax Increment Financing —The Company owes $1.6 million related to redevelopment bonds pursuant to a Tax Increment Financing Plan and has agreed to make certain payments with respect to the principal amount of the bonds through May 1, 2019.

Other Debt — The Company owes $9.3 million related to capital leases and makes recurring payments on each of these agreements.

12. Earnings Per Share

Basic earnings per share is computed by dividing net income using the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to the Company’s outstanding stock-based compensation awards.

On July 16, 2014, the Company entered into an underwriting agreement with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner, & Smith, Incorporated, as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale by the Company of up to 4,950,331 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a price of $75.50 per share. On July 22, 2014, the Company closed the public offering of an aggregate 4,950,331 shares, at a price of $75.50 per share. The Company used the net proceeds ($358 million) from the stock offering to fund, in part, the acquisition of Flagstone. The stock issuance is reflected in the table below.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Weighted average common shares outstanding	41,099	36,482	38,272	36,378
Assumed exercise/vesting of equity awards (1)	903	956	987	975

Weighted average diluted common shares outstanding	42,002	37,438	39,259	37,353

(1)	Incremental shares from stock-based compensation awards (equity awards) are computed using the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.4 million for the three and nine months ended September 30, 2014 and 0.5 million for the three and nine months ended September 30, 2013, respectively.

13. Stock-Based Compensation

Income before income taxes for the three and nine month periods ended September 30, 2014 includes share-based compensation expense of $7.4 million and $17.1 million, respectively. Share-based compensation expense for the three and nine month periods ended September 30, 2013 was $4.6 million and $11.7 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $2.7 million and $6.1 million for the three and nine months ended September 30, 2014, respectively, and $1.7 million and $4.3 million for the three and nine month periods ended September 30, 2013, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity during the nine months ended September 30, 2014. Stock options are granted under our long-term incentive plan, and generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date. Stock options expire ten years from the grant date.

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2013	2,570	64	$36.71	4.1	$84,840
Granted	376	—	$79.16
Forfeited	(4)	—	$54.07
Exercised	(731)	—	$29.55

Outstanding, September 30, 2014	2,211	64	$45.99	5.1	$78,504

Vested/expected to vest, at September 30, 2014	2,090	64	$44.34	4.9	$77,892

Exercisable, September 30, 2014	1,562	64	$35.23	3.5	$73,614

Compensation costs related to unvested options totaled $9.9 million at September 30, 2014 and will be recognized over the remaining vesting period of the grants, which averages 2.2 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2014 include the following: expected volatility of 25.18%, expected term of six years, risk free rate of 2.03%, and no dividends. The weighted average grant date fair value of awards granted in the nine months ended September 30, 2014 was $22.96. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was approximately $33.5 million and $2.9 million, respectively. The tax benefit recognized from stock option exercises was $12.9 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

In addition to stock options, the Company may also grant restricted stock, restricted stock units, and performance unit awards. These awards are granted under our long-term incentive plan. Employee restricted stock and restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors, or a specified date. The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2014:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2013	317	$58.98	93	$44.06
Granted	236	$77.64	14	$79.89
Vested	(140)	$52.71	(6)	$35.34
Forfeited	(6)	$65.49	—	$—

Outstanding, at September 30, 2014	407	$71.72	101	$49.71

Future compensation costs related to restricted stock units are approximately $19.5 million as of September 30, 2014, and will be recognized on a weighted average basis, over the next 2.0 years. The grant date fair value of the awards granted in 2014 is equal to the Company’s closing stock price on the grant date. The fair value of vested restricted stock units was $11.6 million for the nine months ended September 30, 2014 and $9.8 million for the nine months ended September 30, 2013.

Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 27, 2014, based on achievement of operating performance measures, 34,311 performance units were converted into 5,541 shares of common stock, an average conversion ratio of 0.16 shares for each performance unit.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the performance unit activity during the nine months ended September 30, 2014:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2013	216	$62.03
Granted	88	$79.89
Vested	(5)	$54.90
Forfeited	(29)	$55.06

Unvested, at September 30, 2014	270	$68.77

Future compensation costs related to the performance units are estimated to be approximately $18.0 million as of September 30, 2014, and are expected to be recognized over the next 2.1 years. The grant fair value of the awards is equal to the Company’s closing stock price on the date of grant.

14. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Derivative Financial Instrument (3)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2013	$(24,689)	$(7,074)	$—	$(31,763)
Other comprehensive loss	(15,270)	—	—	(15,270)
Reclassifications from accumulated other comprehensive loss	—	309	—	309

Other comprehensive (loss) income	(15,270)	309	—	(14,961)

Balance at September 30, 2014	$(39,959)	$(6,765)	$—	$(46,724)

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Derivative Financial Instrument (3)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$(2,007)	$(14,525)	$(108)	$(16,640)
Other comprehensive loss	(12,390)	—	—	(12,390)
Reclassifications from accumulated other comprehensive loss	—	1,108	108	1,216

Other comprehensive (loss) income	(12,390)	1,108	108	(11,174)

Balance at September 30, 2013	$(14,397)	$(13,417)	$—	$(27,814)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $194 thousand and $652 thousand for the nine months ended September 30, 2014 and 2013, respectively. The reclassification is included in the computation of net periodic pension cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.
(3)	The derivative financial instrument reclassification is presented net of tax of $68 thousand for the nine months ended September 30, 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Condensed Consolidated Statements of Income lines impacted by reclassifications out of Accumulated Other Comprehensive Loss are outlined below:

	Reclassifications from Accumulated Other Comprehensive Loss					Affected line in The Condensed Consolidated Statements of Income
	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Derivative financial instrument	$—	$44	$—	$176		Interest expense
Income taxes	—	17	—	68		Income taxes

Net of tax	$—	$27	$—	$108

Amortization of defined benefit pension and postretirement items:
Prior service costs	$35	$96	$109	$289	(a)
Unrecognized net loss	132	470	394	1,410	(a)
Other	—	—	—	61

Total before tax	167	566	503	1,760
Income taxes	64	217	194	652		Income taxes

Net of tax	$103	$349	$309	$1,108

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement costs. See Note 15 for additional details.

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

Components of net periodic pension expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Service cost	$545	$648	$1,635	$1,943
Interest cost	693	628	2,078	1,883
Expected return on plan assets	(797)	(730)	(2,393)	(2,015)
Amortization of prior service costs	51	114	158	342
Amortization of unrecognized net loss	127	459	379	1,376

Net periodic pension cost	$619	$1,119	$1,857	$3,529

The Company contributed $4.1 million to the pension plans in the first nine months of 2014. The Company does not expect to make additional contributions to the plans in 2014.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Service cost	$5	$5	$15	$15
Interest cost	39	37	117	109
Amortization of prior service costs	(16)	(18)	(49)	(53)
Amortization of unrecognized net loss	5	11	15	34

Net periodic postretirement cost	$33	$35	$98	$105

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2014.

Net periodic pension costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

16. Other Operating Expense

The Company incurred other operating expense for the three and nine months ended September 30, 2014 and 2013, which consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Restructuring	$170	$861	$1,408	$2,143

Total other operating expense	$170	$861	$1,408	$2,143

17. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Interest paid	$37,427	$43,780
Income taxes paid	$39,508	$30,963
Accrued purchase of property and equipment	$2,528	$2,751
Accrued other intangible assets	$1,421	$1,658

Non-cash financing activities for the nine months ended September 30, 2014 and 2013 include the settlement of 142,860 shares and 182,063 shares, respectively, of restricted stock units, and performance units, where shares were withheld to satisfy the minimum statutory tax withholding requirements.

18. Commitments and Contingencies

Litigation, Investigations, and Audits — The Company is party in the ordinary course of business to certain claims, litigation, audits, and investigations. The Company believes that it has established adequate reserves to satisfy any liability that may be incurred in connection with any such currently pending or threatened matters, none of which are significant. The settlement of any such currently pending or threatened matters is not expected to have a material impact on our financial position, annual results of operations or cash flows.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments include interest rate risk, foreign currency risk, and commodity price risk. Derivative contracts are entered into for periods consistent with the related underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into derivative instruments for trading or speculative purposes.

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

Due to the Company’s operations in Canada, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2014 and September 30, 2013, the Company did not have any foreign currency contracts outstanding.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of September 30, 2014, the Company had outstanding contracts for the purchase of 13,046 megawatts of electricity, expiring throughout 2014 and outstanding contracts for the purchase of 38,414 megawatts of electricity, expiring throughout 2015.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013
		(In thousands)
Asset Derivative:
Commodity contracts	Prepaid expenses and other current assets	$100	$8

		$100	$8

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended		Nine Months Ended
	Location of (Loss) Gain	September 30,		September 30,
	Recognized in Income	2014	2013	2014	2013
		(In thousands)		(In thousands)
Mark to market unrealized (loss) gain:
Commodity contracts	Other (income) expense, net	$(77)	$443	$93	$942
Foreign currency contracts	Loss on foreign currency exchange	194	—	—	—

Total unrealized gain		117	443	93	942
Realized (loss)
Commodity contracts	Selling and distribution	—	(37)	—	(166)

Total realized (loss)		—	(37)	—	(166)

Total gain		$117	$406	$93	$776

20. Fair Value

The following table presents the carrying value and fair value of our financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving Credit Facility	$(654,000)	$(648,737)	$(535,000)	$(532,226)	2
Term Loan	$(299,250)	$(306,848)	$—	$—	2
Acquisition Term Loan	$(198,750)	$(199,894)	$—	$—	2
2018 Notes	$—	$—	$(400,000)	$(435,520)	2
2022 Notes	$(400,000)	$(396,000)	$—	$—	2

Recorded on a recurring basis at fair value asset:
Commodity contracts	$100	$100	$8	$8	2
Investments	$9,127	$9,127	$8,680	$8,680	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair values of the Revolving Credit Facility, Term Loan, Acquisition Term Loan, 2022 Notes, 2018 Notes, and commodity contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the Revolving Credit Facility, Term Loan, and Acquisition Term Loan were estimated using present value techniques and market based interest rates and credit spreads. The fair values of the Company’s 2022 Notes and 2018 Notes were estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume.

The fair value of the commodity contracts was based on an analysis comparing the contract rates to the market rates at the balance sheet date. The commodity contracts are recorded at fair value on the Condensed Consolidated Balance Sheets.

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions, and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling and distribution expenses, unallocated costs of sales, and unallocated corporate expenses. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The only change in our significant accounting policies in the nine months ended September 30, 2014, was the inclusion of Flagstone’s inventory in the third quarter, which is valued using the weighted average costing approach.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$592,359	$401,907	$1,489,014	$1,163,733
Food Away From Home	98,673	96,869	284,633	264,357
Industrial and Export	104,694	68,374	268,942	205,516

Total	$795,726	$567,150	$2,042,589	$1,633,606

Direct operating income:
North American Retail Grocery	$82,404	$62,314	$230,901	$188,705
Food Away From Home	12,293	13,027	33,837	35,888
Industrial and Export	16,713	12,125	45,546	38,038

Total	111,410	87,466	310,284	262,631
Unallocated selling and distribution income (expense)	(2,213)	(1,286)	(7,115)	(3,969)
Unallocated costs of sales (1)	1,760	(4,354)	(1,155)	(16,892)
Unallocated corporate (expense)	(62,992)	(40,666)	(159,174)	(115,253)

Operating income	47,965	41,160	142,840	126,517
Other expense	(17,170)	(11,788)	(58,262)	(35,908)

Income before income taxes	$30,795	$29,372	$84,578	$90,609

(1)	2013 costs were primarily related to accelerated depreciation and other charges related to restructurings.

Geographic Information — The Company had revenues to customers outside of the United States of approximately 12.8% and 13.0% of total consolidated net sales in the nine months ended September 30, 2014 and 2013, respectively, with 11.8% and 11.9% going to Canada, respectively. The Company held 10.0% and 7.7% of its property, plant, and equipment outside of the United States as of September 30, 2014 and 2013 respectively.

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 18.3% and 19.4% of consolidated net sales in the nine months ended September 30, 2014 and 2013, respectively. No other customer accounted for more than 10% of our consolidated net sales.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Information — The following table presents the Company’s net sales by major products for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Products:
Beverages	$124,004	$85,971	$365,886	$226,085
Salad dressings	89,471	92,178	278,897	246,460
Beverage enhancers	85,548	82,387	256,551	253,524
Pickles	74,958	72,583	231,733	228,959
Soup and infant feeding	103,551	49,578	212,064	141,582
Mexican and other sauces	62,591	61,290	189,170	182,695
Cereals	40,055	37,108	120,348	118,878
Snacks	118,026	—	118,026	—
Dry dinners	36,121	33,189	103,438	90,969
Aseptic products	27,313	25,243	74,908	72,925
Other products	19,911	11,702	50,691	26,487
Jams	14,177	15,921	40,877	45,042

Total net sales	$795,726	$567,150	$2,042,589	$1,633,606

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Guarantor and Non-Guarantor Financial Information

As of September 30, 2014 the Company’s 2022 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its 100% owned direct and indirect subsidiaries, Bay Valley, Sturm Foods, and S.T. Specialty Foods, in addition to the legal entities of Flagstone added in the third quarter: American Importing Company, Inc., Ann’s House of Nuts, Inc., and Snacks Parent Corporation. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its guarantor subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2014 and 2013, and for the three and nine months ended September 30, 2014, and 2013. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

September 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3,126	$22,246	$(3,201)	$22,171
Investments	—	—	9,127	—	9,127
Receivables, net	—	169,137	56,048	—	225,185
Inventories, net	—	535,801	141,561	—	677,362
Deferred income taxes	—	5,839	2,895	(232)	8,502
Prepaid expenses and other current assets	26,899	4,250	764	—	31,913

Total current assets	26,899	718,153	232,641	(3,433)	974,260
Property, plant, and equipment, net	28,742	409,190	102,135	—	540,067
Goodwill	—	1,468,575	205,404	—	1,673,979
Investment in subsidiaries	2,231,460	527,606	—	(2,759,066)	—
Intercompany accounts receivable (payable), net	954,537	(862,105)	(92,432)	—	—
Deferred income taxes	14,356	—	—	(14,356)	—
Identifiable intangible and other assets, net	55,509	513,975	188,809	—	758,293

Total assets	$3,311,503	$2,775,394	$636,557	$(2,776,855)	$3,946,599

Current liabilities:
Accounts payable and accrued expenses	$33,443	$236,291	$56,034	$(3,201)	$322,567
Current portion of long-term debt	—	1,572	2,395	—	3,967
Deferred income taxes	232	—	—	(232)	—

Total current liabilities	33,675	237,863	58,429	(3,433)	326,534
Long-term debt	1,552,000	2,365	4,478	—	1,558,843
Deferred income taxes	—	282,823	38,153	(14,356)	306,620
Other long-term liabilities	7,131	20,883	7,891	—	35,905
Stockholders’ equity	1,718,697	2,231,460	527,606	(2,759,066)	1,718,697

Total liabilities and stockholders’ equity	$3,311,503	$2,775,394	$636,557	$(2,776,855)	$3,946,599

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,268	$43	$23,164	$—	$46,475
Investments	—	—	8,680	—	8,680
Accounts receivable, net	258	116,464	36,041	—	152,763
Inventories, net	—	314,912	90,786	—	405,698
Deferred income taxes	—	18,534	3,375	—	21,909
Prepaid expenses and other current assets	27,890	12,593	758	(27,077)	14,164

Total current assets	51,416	462,546	162,804	(27,077)	649,689
Property, plant, and equipment, net	13,426	379,380	69,469	—	462,275
Goodwill	—	959,440	159,764	—	1,119,204
Investment in subsidiaries	1,970,351	258,305	—	(2,228,656)	—
Intercompany accounts receivable (payable), net	154,742	68,407	(223,149)	—	—
Deferred income taxes	13,545	—	—	(13,545)	—
Intangible and other assets, net	46,943	288,873	154,070	—	489,886

Total assets	$2,250,423	$2,416,951	$322,958	$(2,269,278)	$2,721,054

Current liabilities:
Accounts payable and accrued expenses	$26,127	$204,920	$34,843	$(27,077)	$238,813
Current portion of long-term debt	—	1,498	53	—	1,551

Total current liabilities	26,127	206,418	34,896	(27,077)	240,364
Long-term debt	935,000	3,580	365	—	938,945
Deferred income taxes	206	213,219	28,689	(13,545)	228,569
Other long-term liabilities	15,972	23,383	703	—	40,058
Stockholders’ equity	1,273,118	1,970,351	258,305	(2,228,656)	1,273,118

Total liabilities and stockholders’ equity	$2,250,423	$2,416,951	$322,958	$(2,269,278)	$2,721,054

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$681,105	$177,660	$(63,039)	$795,726
Cost of sales	—	545,607	154,570	(63,039)	637,138

Gross profit	—	135,498	23,090	—	158,588
Selling, general, and administrative expense	18,030	62,979	14,486	—	95,495
Amortization	1,864	9,445	3,649	—	14,958
Other operating expense	—	135	35	—	170

Operating (loss) income	(19,894)	62,939	4,920	—	47,965
Interest expense	10,067	1	(5,981)	6,015	10,102
Interest income	(2)	6,015	(111)	(6,015)	(113)
Loss on extinguishment of debt	75	—	—	—	75
Other (income) expense, net	(2)	3,860	3,248	—	7,106

(Loss) income before income taxes	(30,032)	53,063	7,764	—	30,795
Income taxes (benefit)	(11,604)	21,360	1,157	—	10,913
Equity in net income (loss) of subsidiaries	38,310	6,607	—	(44,917)	—

Net income (loss)	$19,882	$38,310	$6,607	$(44,917)	$19,882

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$496,225	$94,729	$(23,804)	$567,150
Cost of sales	—	397,981	77,710	(23,804)	451,887

Gross profit	—	98,244	17,019	—	115,263
Selling, general, and administrative expense	16,078	40,672	7,909	—	64,659
Amortization	1,387	5,750	1,446	—	8,583
Other operating expense, net	—	294	567	—	861

Operating (loss) income	(17,465)	51,528	7,097	—	41,160
Interest expense	12,361	261	3,477	(3,501)	12,598
Interest income	—	(3,501)	(509)	3,501	(509)
Other expense (income), net	1	(580)	278	—	(301)

(Loss) income before income taxes	(29,827)	55,348	3,851	—	29,372
Income taxes (benefit)	25,854	(20,189)	1,042	—	6,707
Equity in net income (loss) of subsidiaries	78,346	2,809	—	(81,155)	—

Net income (loss)	$22,665	$78,346	$2,809	$(81,155)	$22,665

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Nine Months Ended September 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,754,153	$460,846	$(172,410)	$2,042,589
Cost of sales	—	1,388,887	398,856	(172,410)	1,615,333

Gross profit	—	365,266	61,990	—	427,256
Selling, general, and administrative expense	49,422	159,707	38,355	—	247,484
Amortization	4,787	21,173	9,564	—	35,524
Other operating expense, net	—	1,352	56	—	1,408

Operating (loss) income	(54,209)	183,034	14,015	—	142,840
Interest expense	29,532	386	2,319	(2,261)	29,976
Interest income	(2)	(2,289)	(664)	2,261	(694)
Loss on extinguishment of debt	22,019	—	—	—	22,019
Other expense	7	3,145	3,809	—	6,961

(Loss) income before income taxes	(105,765)	181,792	8,551	—	84,578
Income taxes (benefit)	(41,537)	68,649	1,503	—	28,615
Equity in net income (loss) of subsidiaries	120,191	7,048	—	(127,239)	—

Net income (loss)	$55,963	$120,191	$7,048	$(127,239)	$55,963

Condensed Supplemental Consolidating Statement of Income

Nine Months Ended September 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,453,297	$242,162	$(61,853)	$1,633,606
Cost of sales	—	1,157,269	199,187	(61,853)	1,294,603

Gross profit	—	296,028	42,975	—	339,003
Selling, general, and administrative expense	40,695	123,823	20,516	—	185,034
Amortization	3,986	17,558	3,765	—	25,309
Other operating expense, net	—	713	1,430	—	2,143

Operating (loss) income	(44,681)	153,934	17,264	—	126,517
Interest expense	36,940	699	10,522	(10,555)	37,606
Interest income	—	(10,555)	(1,509)	10,555	(1,509)
Other (income) expense, net	(1)	(726)	538	—	(189)

(Loss) income before income taxes	(81,620)	164,516	7,713	—	90,609
Income taxes (benefit)	(3,350)	27,619	2,136	—	26,405
Equity in net income (loss) of subsidiaries	142,474	5,577	—	(148,051)	—

Net income (loss)	$64,204	$142,474	$5,577	$(148,051)	$64,204

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$19,882	$38,310	$6,607	$(44,917)	$19,882

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(6,255)	(8,014)	—	(14,269)
Pension and postretirement reclassification adjustment, net of tax	—	103	—	—	103

Other comprehensive (loss)	—	(6,152)	(8,014)	—	(14,166)
Equity in other comprehensive (loss) income of subsidiaries	(14,166)	(8,014)	—	22,180	—

Comprehensive income (loss)	$5,716	$24,144	$(1,407)	$(22,737)	$5,716

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22,665	$78,346	$2,809	$(81,155)	$22,665

Other comprehensive income:
Foreign currency translation adjustments	—	2,940	4,137	—	7,077
Pension and postretirement reclassification adjustment, net of tax	—	349	—	—	349
Derivatives reclassification adjustment, net of tax	27	—	—	—	27

Other comprehensive income	27	3,289	4,137	—	7,453
Equity in other comprehensive income (loss) of subsidiaries	7,426	4,137	—	(11,563)	—

Comprehensive income (loss)	$30,118	$85,772	$6,946	$(92,718)	$30,118

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$55,963	$120,191	$7,048	$(127,239)	$55,963

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(6,693)	(8,577)	—	(15,270)
Pension and postretirement reclassification adjustment, net of tax	—	309	—	—	309

Other comprehensive (loss)	—	(6,384)	(8,577)	—	(14,961)
Equity in other comprehensive (loss) income of subsidiaries	(14,961)	(8,577)	—	23,538	—

Comprehensive income (loss)	$41,002	$105,230	$(1,529)	$(103,701)	$41,002

Condensed Supplemental Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$64,204	$142,474	$5,577	$(148,051)	$64,204

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(5,175)	(7,215)	—	(12,390)
Pension and postretirement reclassification adjustment, net of tax	—	1,108	—	—	1,108
Derivative reclassification adjustment, net of tax	108	—	—	—	108

Other comprehensive income (loss)	108	(4,067)	(7,215)	—	(11,174)
Equity in other comprehensive (loss) income of subsidiaries	(11,282)	(7,215)	—	18,497	—

Comprehensive income (loss)	$53,030	$131,192	$(1,638)	$(129,554)	$53,030

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$102,883	$82,581	$18,736	$(127,239)	$76,961
Cash flows from investing activities:
Additions to property, plant, and equipment	(16,087)	(37,812)	(11,493)	—	(65,392)
Additions to other intangible assets	(7,673)	(165)	—	—	(7,838)
Intercompany transfer	(1,236,314)	305,163	—	931,151	—
Acquisitions, less cash acquired	—	(1,042,785)	41,837	—	(1,000,948)
Proceeds from sale of fixed assets	—	57	481	—	538
Purchase of investments	—	—	(471)	—	(471)
Proceeds from sale of investments	—	—	63	—	63
Other	—	525	—	—	525

Net cash (used in) provided by investing activities	(1,260,074)	(775,017)	30,417	931,151	(1,073,523)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	854,400	—	—	—	854,400
Payments under Revolving Credit Facility	(735,400)	—	—	—	(735,400)
Proceeds from issuance of Term Loan and Acquisition Term Loan	500,000	—	—	—	500,000
Payments on Term Loan and Acquisition Term Loan	(2,000)	—	—	—	(2,000)
Proceeds from issuance of 2022 Notes	400,000	—	—	—	400,000
Payments on 2018 Notes	(400,000)	—	—	—	(400,000)
Payments on capitalized lease obligations and other debt	—	(1,189)	(691)	—	(1,880)
Payments of deferred financing costs	(13,712)	—	—	—	(13,712)
Payment of debt premium for extinguishment of debt	(16,693)	—	—	—	(16,693)
Intercompany transfer	159,856	696,708	(49,451)	(807,113)	—
Proceeds from issuance of stock	358,364	—	—	—	358,364
Net receipts related to stock-based award activities	17,193	—	—	—	17,193
Excess tax benefits from stock-based compensation	11,915	—	—	—	11,915

Net cash provided by (used in) financing activities	1,133,923	695,519	(50,142)	(807,113)	972,187
Effect of exchange rate changes on cash and cash equivalents	—	—	71	—	71

(Decrease) increase in cash and cash equivalents	(23,268)	3,083	(918)	(3,201)	(24,304)
Cash and cash equivalents, beginning of period	23,268	43	23,164	—	46,475

Cash and cash equivalents, end of period	$—	$3,126	$22,246	$(3,201)	$22,171

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(49,403)	$124,835	$26,454	$—	$101,886
Cash flows from investing activities:
Purchase of investments	—	—	(7,893)	—	(7,893)
Additions to property, plant, and equipment	(186)	(46,336)	(5,849)	—	(52,371)
Additions to other intangible assets	(2,819)	(981)	—	—	(3,800)
Acquisition of business, net of cash acquired	—	(37,244)	2,634	—	(34,610)
Proceeds from sale of fixed assets	—	915	968	—	1,883

Net cash used in investing activities	(3,005)	(83,646)	(10,140)	—	(96,791)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	397,300	—	—	—	397,300
Payments under Revolving Credit Facility	(285,700)	—	—	—	(285,700)
Payments on other long-term debt	(100,000)	—	—	—	(100,000)
Payments on capitalized lease obligations	—	(1,597)	—	—	(1,597)
Intercompany transfer	39,180	(39,180)	—	—	—
Net payments related to stock-based award activities	(2,051)	—	—	—	(2,051)
Excess tax benefits from stock-based compensation	3,679	—	—	—	3,679

Net cash provided by (used in) financing activities	52,408	(40,777)	—	—	11,631
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,081)	—	(3,081)

Net increase in cash and cash equivalents	—	412	13,233	—	13,645
Cash and cash equivalents, beginning of period	—	269	94,138	—	94,407

Cash and cash equivalents, end of period	$—	$681	$107,371	$—	$108,052

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a manufacturer of packaged foods and beverages primarily servicing retail grocery and food away from home customers. We manufacture a variety of shelf stable, refrigerated, and fresh products. Our product categories include beverages; salad dressings; snacks; beverage enhancers; pickles; Mexican and other sauces; soup and infant feeding; cereals; dry dinners; aseptic products; jams; and other products. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative free ingredients in many categories. We believe we are the largest manufacturer of pickles and non-dairy powdered creamer in the United States, and the largest manufacturer of private label salad dressings, powdered drink mixes, trail mix, dried fruits, and instant hot cereals in the United States and Canada, based on sales volume. Our strategy is to be the leading supplier of private label food and beverage products by providing the best balance of quality and cost to our customers.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and nine months ended September 30, 2014 and 2013. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with these statements.

We discuss the following segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: North American Retail Grocery, Food Away From Home, and Industrial and Export. The key performance indicators of our segments are net sales dollars and direct operating income, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct selling and marketing expenses. The segment results are presented on a consistent basis with the manner in which the Company reports its results to the chief operating decision maker, and do not include an allocation of taxes and other corporate expenses, including those associated with restructurings. See Note 21 of the Condensed Consolidated Financial Statements for additional information on the presentation of our reportable segments.

Our current operations consist of the following:

North American Retail Grocery – Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; sweeteners; condensed, ready to serve and powdered soups, broths, and gravies; refrigerated and shelf stable salad dressings and sauces; pickles and related products; salsa and Mexican sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; hot and cold cereals; baking and mix powders; macaroni and cheese; skillet dinners; snack nuts; trail mixes; dried fruit; and other wholesome snacks.

Food Away From Home – Our Food Away From Home segment sells non-dairy powdered creamers; sweeteners; pickles and related products; Mexican sauces; refrigerated and shelf-stable dressings; aseptic products; hot cereals; powdered drinks; and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Industrial and Export – Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. The most common products sold in this segment include non-dairy powdered creamer; baking and mix powders; pickles and related products; Mexican sauces; soup and infant feeding products; hot cereals; powdered drinks; single serve hot beverages; specialty teas; and nuts. Export sales are primarily to industrial customers outside of North America.

From a macroeconomic perspective, the economy continues to show variability, as key indicators such as consumer confidence, personal consumption trends, aggregate unemployment/underemployment and changes in Gross Domestic Product (“GDP”) continue their pattern of uneven gains and losses. Recent data suggests that consumers are less confident about the short-term outlook for the economy and labor market and somewhat mixed regarding their earnings potential (Source: Conference Board Consumer Confidence Index, September 2014). Additionally, real GDP (GDP adjusted for inflation or deflation) showed a decrease of 2.1% in first quarter of 2014, but an increase of 4.6% in the second quarter (Source: Bureau of Economic Analysis). These trends indicate that the economy is still somewhat irregular, with some signs of improvement going forward. The impact of this variability on the food industry is that annual volume growth for traditional food categories in the U.S. is expected to be in the 1.5% range, while earnings growth is expected to expand at a faster rate, despite the softness in volume. The softer volumes of 2014 have been partially offset by growth in emerging markets, modest cost inflation, and lower pension costs.

While traditional volume growth appears to be limited in the short term, there are sectors that have experienced growth at a faster rate as they cater to shifting consumer tastes and the consumer’s focus on attaining the best deal. Specifically, consumers are eating less formal meals and are instead snacking or grazing. Coincident with this trend is a gradual change in the types of food desired. For example, consumers appear to be more interested in foods described as being “better for you,” which include fresh, or freshly prepared foods, and natural, organic, or specialty foods, most of which are located at the perimeter of the store. These trends are prompting companies to increase or adjust their product offerings to cater to the consumer. Another trend in the market place is the increase in the number of shopping trips consumers are making and channels that consumers are frequenting. For example, consumers are more willing to visit three or more stores or channels to complete their shopping. This trend also puts pressure on food manufacturers to produce the right product, in the right size, and to provide the product in the right place. In addition to the items noted above, and more specific to the Company, is the impact of foreign exchange rates between the U.S. and Canadian dollar. During the first nine months of 2014, the average Canadian dollar exchange rate was approximately 6.4% weaker than the same period last year, impacting both our net sales and profitability.

From the Company’s perspective, despite the challenging operating environment of the food industry, the Company achieved a 25.0% increase in net sales for the nine months ended September 30, 2014 as compared to the same period last year, due to additional sales from acquisitions and improved volume/mix driven by our single serve beverage products. For the three months ended September 30, 2014, the Company experienced a 40.3% increase in net sales compared to the same period last year, as acquisitions and volume/mix improvement accelerated.

Total direct operating income, the measure of our segment profitability, declined to 14.0% and 15.2% of net sales for the three and nine months ended September 30, 2014, respectively. This represents a 140 and 90 basis point decrease for the respective periods when compared to the same periods last year. The change in direct operating income percentage between 2014 and 2013 is due to a combination of factors, including a higher mix of lower margin sales from recent acquisitions that were not part of the Company’s operations during the corresponding periods of the prior year, partially offset by increased sales of higher margin sales of single serve beverages (primarily coffee) and operational improvements. Additionally, as a result of acquisitions, the Company incurred incremental net acquisition and integration costs that lowered our direct operating income compared to 2013 by approximately $8.5 million for the third quarter and $14.2 million for the year to date, or 110 basis points in the quarter and 70 basis points on a year to date basis. Also impacting the reduced profitability percentage are higher freight costs due to increased rates, and unfavorable foreign exchange rates due to the weakened Canadian dollar as compared to the prior year. As the Company continues to expand through organic and acquisition growth, a focus on simplification and cost containment continues to be maintained.

Recent Developments

On July 29, 2014, the Company announced that it completed the acquisition of Flagstone Foods (“Flagstone”) from Gryphon Investors and other shareholders. Flagstone purchases, prepares, packages, distributes, and sells branded and private label varieties of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks to retailers in North America. The Company agreed to pay $860 million in cash for the business, subject to adjustments for working capital. The acquisition is expected to expand our existing product offerings by allowing the Company to enter into the wholesome snack food category, while also providing more exposure to the perimeter of the store. The acquisition will be accounted for under the acquisition method of accounting. The acquisition was funded through a combination of borrowings under our Revolving Credit Facility, a new $200 million Acquisition Term Loan (each as defined below), and the net proceeds from the issuance of the Company’s common stock.

Also on July 29, 2014, the Company entered into an Additional Credit Extension Amendment (the “Amendment”) to its Credit Agreement dated as of May 6, 2014, the proceeds of which were used to fund, in part, the acquisition of Flagstone. The Amendment, among other things, provides for a new $200 million senior unsecured term loan (the “Acquisition Term Loan”). The Acquisition Term Loan matures on May 6, 2019. Initial pricing for the Acquisition Term Loan is determined by LIBOR plus a margin of 2.0%. Thereafter, the Acquisition Term Loan generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.25% to 2.00%, based on the Company’s consolidated leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00%, based on the Company’s consolidated leverage ratio. The Acquisition Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantors.

On July 22, 2014, the Company announced that it closed the public offering of an aggregate of 4,950,331 shares of its common stock (the “Shares”), at a price of $75.50 per share. The Company used the net proceeds ($358 million) from the offering of the Shares to fund, in part, the acquisition of Flagstone.

On May 30, 2014, the Company acquired all of the outstanding equity interests of PFF Capital Group, Inc. (“Protenergy”) from Whitecastle Investments Limited, Whitecap Venture Partners and others. Protenergy was a privately owned Canadian company that produces carton and recart broth, soups and gravies, both for private label and corporate brands, and also serves as a co-manufacturer of national brands. The Company agreed to pay CAD $170 million in cash for the business, subject to an adjustment for working capital. The acquisition of Protenergy is expected to expand our existing packaging capabilities and enable us to offer customers a full range of soup products as well as leverage our research and development capabilities in the evolution of shelf stable liquids from cans to cartons. The transaction was financed through borrowings under the Company’s Revolving Credit Facility (as defined below). The acquisition is being accounted for under the acquisition method of accounting.

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

The initial pricing for the Revolving Credit Facility is determined by LIBOR plus a margin of 1.50%, which includes a 0.30% facility fee. Thereafter, the Revolving Credit Facility generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.25% to 2.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio.

The Term Loan matures in May 6, 2021. The initial pricing of the Term Loan is determined by LIBOR plus a margin of 1.75%. Thereafter, the Term Loan generally will bear interest at a rate per annum equal to (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, based on the Company’s consolidated leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%, based on the Company’s consolidated leverage ratio. The Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantors.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$795,726	100.0%	$567,150	100.0%	$2,042,589	100.0%	$1,633,606	100.0%
Cost of sales	637,138	80.1	451,887	79.7	1,615,333	79.1	1,294,603	79.2

Gross profit	158,588	19.9	115,263	20.3	427,256	20.9	339,003	20.8
Operating expenses:
Selling and distribution	47,631	6.0	33,437	5.9	125,242	6.1	97,233	6.0
General and administrative	47,864	6.0	31,222	5.5	122,242	6.0	87,801	5.4
Other operating expense	170	—	861	0.1	1,408	0.1	2,143	0.2
Amortization expense	14,958	1.9	8,583	1.5	35,524	1.7	25,309	1.5

Total operating expenses	110,623	13.9	74,103	13.0	284,416	13.9	212,486	13.1

Operating income	47,965	6.0	41,160	7.3	142,840	7.0	126,517	7.7
Other expenses (income):
Interest expense	10,102	1.2	12,598	2.2	29,976	1.5	37,606	2.3
Interest income	(113)	—	(509)	(0.1)	(694)	—	(1,509)	(0.1)
Loss on foreign currency exchange	8,004	1.0	127	0.1	6,856	0.3	607	0.1
Loss on extinguishment of debt	75	—	—	—	22,019	1.1	—	—
Other (income) expense, net	(898)	(0.1)	(428)	(0.1)	105	—	(796)	(0.1)

Total other expense	17,170	2.1	11,788	2.1	58,262	2.9	35,908	2.2

Income before income taxes	30,795	3.9	29,372	5.2	84,578	4.1	90,609	5.5
Income taxes	10,913	1.4	6,707	1.2	28,615	1.4	26,405	1.6

Net income	$19,882	2.5	$22,665	4.0%	$55,963	2.7%	$64,204	3.9%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Sales — Third quarter net sales increased 40.3%, to $795.7 million in 2014, compared to $567.2 million in the third quarter of 2013. The increase was primarily driven by acquisitions and favorable volume/mix in each of our segments that was partially offset by pricing and unfavorable foreign exchange with the Canadian dollar. Net sales by segment are shown in the following table:

	Three Months Ended September 30,
			$ Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$592,359	$401,907	$190,452	47.4%
Food Away From Home	98,673	96,869	1,804	1.9
Industrial and Export	104,694	68,374	36,320	53.1

Total	$795,726	$567,150	$228,576	40.3%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw material and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 80.1% in the third quarter of 2014, compared to 79.7% in 2013. In 2013, cost of sales included $4.7 million of costs associated with restructurings and facility consolidations and $1.0 million of acquisition and integrations related costs, while 2014 cost of sales included $9.6 million of acquisition and integration related costs. After considering these items, cost of sales as a percentage of net sales was marginally higher than last year, as lower margin business from recent acquisitions and unfavorable exchange rates offset an improved sales mix and operational efficiencies.

Operating Expenses — Total operating expenses were $110.6 million in the third quarter of 2014, compared to $74.1 million in 2013. Operating expenses in 2014 resulted from the following:

Selling and distribution expenses increased $14.2 million, or 42.4%, in the third quarter of 2014 compared to 2013. This increase was primarily due to increased distribution and delivery costs resulting from acquisitions, rising freight rates due to increased regulation and tightening carrier capacity, and higher volume.

General and administrative expenses increased by $16.6 million in the third quarter of 2014 compared to 2013. Included in the increase were an additional net $4.7 million of acquisition and integration costs from recent business combinations. Also contributing to the increase was $2.8 million in additional stock based compensation expense, resulting from additional employees from acquisitions and strong performance of the Company. The remaining increase was due to acquisitions and general business growth.

Other operating expense in the third quarter of 2014 was $0.2 million, compared to $0.9 million in 2013. These expenses primarily related to restructuring costs, which were reduced in the current year as the Company’s restructuring programs neared completion.

Amortization expense increased $6.4 million in the third quarter of 2014 compared to 2013, due primarily to the amortization of intangible assets from acquisitions.

Interest Expense — Interest expense decreased to $10.1 million in the third quarter of 2014, compared to $12.6 million in 2013, due to lower average interest rates as a result of the Company’s debt refinancing in March of 2014.

Interest Income — Interest income of $0.1 million in 2014 related to interest earned on the cash held by our Canadian subsidiaries and gains on investments as discussed in Note 5 of the Condensed Consolidated Financial Statements.

Foreign Currency — The Company’s foreign currency impact was an $8.0 million loss for the third quarter of 2014, compared to a loss of $0.1 million in 2013, due to the weakening of the Canadian dollar relative to the U.S. dollar in the third quarter.

Loss on Extinguishment of Debt — The Company incurred an insignificant loss on extinguishment of debt in the third quarter of 2014.

Other Expense (Income), Net — Other income was $0.9 million for the third quarter of 2014, compared to income of $0.4 million in 2013.

Income Taxes — Income tax expense was recorded at an effective rate of 35.4% in the third quarter of 2014, compared to 22.8% in 2013. The increase in the effective tax rate for the three months ended September 30, 2014 as compared to 2013 was attributable to an increase in state tax expense, acquisition related expenses that are not deductible for tax purposes, and the tax impact of a shift in revenue between jurisdictions.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 — Results by Segment

North American Retail Grocery —

	Three Months Ended September 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$592,359	100.0%	$401,907	100.0%
Cost of sales	474,846	80.1	314,900	78.4

Gross profit	117,513	19.9	87,007	21.6
Freight out and commissions	24,637	4.2	16,069	4.0
Direct selling and marketing	10,472	1.8	8,624	2.1

Direct operating income	$82,404	13.9%	$62,314	15.5%

Net sales in the North American Retail Grocery segment increased by $190.5 million, or 47.4%, in the third quarter of 2014 compared to 2013. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$401,907
Volume/mix	18,882	4.7%
Pricing	(4,062)	(1.0)
Acquisitions	178,196	44.3
Foreign currency	(2,564)	(0.6)

2014 Net sales	$592,359	47.4%

The increase in net sales from 2013 to 2014 was primarily due to acquisitions and favorable volume/mix, partially offset by pricing. During the third quarter, the Company experienced volume/mix increases in the beverages, pickles, and soup and gravy categories, partially offset by volume/mix decreases in the jams category. The roll-out of the Company’s single serve hot beverage program continues to drive a significant portion of the volume/mix increase.

Cost of sales as a percentage of net sales in the third quarter of 2014 increased when compared to the third quarter of 2013. Included in the cost of sales for the third quarter of 2014 were acquisition and integration costs of approximately $8.8 million related to the Flagstone and Protenergy acquisitions, while the prior year included an insignificant amount of acquisition and integration costs. Also contributing to the decrease in gross margin percentage were higher costs associated with lower margin products from acquisitions and the impact of foreign exchange that were mostly offset by favorable volume/mix and margin improvements in the Company’s legacy products. Cost of sales in the third quarter of 2014 increased on a dollar basis by $159.9 million as compared to the third quarter of 2013, primarily due to acquisitions and increased volume.

Freight out and commissions paid to independent sales brokers were $24.6 million in the third quarter of 2014, compared to $16.1 million in 2013, an increase of 53.3%, primarily due to acquisitions, rising freight rates, and increased volume.

Direct selling and marketing expenses were $10.5 million in the third quarter of 2014 and $8.6 million in 2013. The increase in direct selling and marketing expenses was due to acquisitions. Direct selling and marketing expense as a percentage of revenue decreased.

Food Away From Home —

	Three Months Ended September 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$98,673	100.0%	$96,869	100.0%
Cost of sales	80,290	81.4	77,909	80.4

Gross profit	18,383	18.6	18,960	19.6
Freight out and commissions	3,879	3.9	3,644	3.8
Direct selling and marketing	2,211	2.2	2,289	2.4

Direct operating income	$12,293	12.5%	$13,027	13.4%

Net sales in the Food Away From Home segment increased by $1.8 million, or 1.9%, in the third quarter of 2014 compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$96,869
Volume/mix	241	0.3%
Pricing	164	0.2
Acquisitions	1,864	1.9
Foreign currency	(465)	(0.5)

2014 Net sales	$98,673	1.9%

Net sales increased during the third quarter of 2014, compared to 2013, primarily due the Associated Brands acquisition. Volume/mix increases in the aseptic and beverages product categories were partially offset by reductions in the pickles and dressings categories.

Cost of sales as a percentage of net sales increased to 81.4% in the third quarter of 2014, as compared to 80.4% in the third quarter of 2013, reflecting the the impact of foreign exchange and higher input costs. The increase in cost of sales of $2.4 million in the third quarter of 2014 was primarily related to lower margin sales from acquired businesses.

Freight out and commissions paid to independent sales brokers increased by $0.2 million in the third quarter of 2014, compared to 2013, due to rising freight rates.

Direct selling and marketing was $2.2 million in the third quarter of 2014, and $2.3 million in 2013.

Industrial and Export —

	Three Months Ended September 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$104,694	100.0%	$68,374	100.0%
Cost of sales	83,762	80.0	54,724	80.0

Gross profit	20,932	20.0	13,650	20.0
Freight out and commissions	3,721	3.5	1,093	1.6
Direct selling and marketing	498	0.5	432	0.7

Direct operating income	$16,713	16.0%	$12,125	17.7%

Net sales in the Industrial and Export segment increased $36.3 million, or 53.1%, in the third quarter of 2014, compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$68,374
Volume/mix	3,431	5.0%
Pricing	393	0.6
Acquisitions	32,558	47.6
Foreign currency	(62)	(0.1)

2014 Net sales	$104,694	53.1%

The increase in net sales was primarily due to acquisitions and improved volume/mix. Higher sales in the beverages (primarily single serve hot beverages), beverage enhancers (primarily non-dairy creamer), and infant feeding categories were partially offset by lower sales in the dressings category.

Cost of sales as a percentage of net sales remained consistent at 80.0% in the third quarters of 2013 and 2014, despite the impact of unfavorable foreign exchange. Cost of sales in 2014 included approximately $0.4 million of acquisition and integration costs related to Flagstone and Protenergy that was offset by improved volume/mix.

Freight out and commissions paid to independent sales brokers were $3.7 million in the third quarter of 2014, and $1.1 million in 2013. This increase was primarily due to acquisitions, rising freight rates, and increased export sales

Direct selling and marketing was $0.5 million in the third quarter of 2014, and $0.4 million in 2013. Although the costs associated with direct selling and marketing increased on a dollar basis, they remained consistent as a percentage of sales.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Sales — Net sales increased 25.0% to $2,042.6 million in the first nine months of 2014, compared to $1,633.6 million in the first nine months of 2013. The increase was primarily driven by acquisitions and increases in volume/mix, offset by unfavorable foreign exchange. Net sales by segment are shown in the following table:

	Nine Months Ended September 30,
			$ Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$1,489,014	$1,163,733	$325,281	28.0%
Food Away From Home	284,633	264,357	20,276	7.7%
Industrial and Export	268,942	205,516	63,426	30.9%

Total	$2,042,589	$1,633,606	$408,983	25.0%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw materials, ingredient and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 79.1% in the first nine months of 2014, compared to 79.2% in 2013. In 2013, cost of sales included $18.4 million of costs associated with restructurings and facility consolidations and $1.0 million of acquisition and integration related costs, while 2014 cost of sales includes $15.3 million of acquisition and integration related costs. After considering these items, cost of sales as a percentage of net sales was higher year over year, as lower margin business from recent acquisitions and unfavorable exchange rates were offset by improved sales mix and operational efficiencies.

Operating Expenses — Total operating expenses were $284.4 million during the first nine months of 2014, compared to $212.5 million in 2013. The increase in 2014 resulted from the following:

Selling and distribution expenses increased $28.0 million, or 28.8%, in the first nine months of 2014 compared to 2013, primarily due to increased distribution and delivery costs resulting from acquisitions, rising freight rates due to increased regulation and tightening carrier capacity, and higher volume.

General and administrative expenses increased $34.4 million in the first nine months of 2014, compared to 2013. Included in the increase were an additional net $12.5 million of acquisition and integration costs from recent business combinations. Also contributing to the increase was $5.4 million in additional stock based compensation expense, resulting from additional employees from acquisitions and strong Company performance. The remaining increase was primarily due to acquisitions and general business growth.

Amortization expense increased $10.2 million in the first nine months of 2014, compared to the first nine months of 2013, due primarily to the amortization of intangible assets from acquisitions.

Other operating expense was $1.4 million in the first nine months of 2014, compared to $2.1 million in the first nine months of 2013. The decrease was caused by reduced charges in restructuring projects as they neared their completion.

Interest Expense — Interest expense decreased to $30.0 million in the first nine months of 2014, compared to $37.6 million in 2013, due to a decrease in average interest rates after the Company’s debt refinancing.

Interest Income — Interest income of $0.7 million in 2014 related to interest earned on the cash held by our Canadian subsidiaries and gains on investments as discussed in Note 5 to our Condensed Consolidated Financial Statements.

Foreign Currency — The Company’s foreign currency loss was $6.9 million for the nine months ended September 30, 2014 compared to a loss of $0.6 million in 2013, due to unfavorable fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Loss on Extinguishment of Debt — The Company incurred a loss on extinguishment of debt of $22.0 million in the first nine months of 2014, related to the extinguishment of the 2018 Notes.

Other Expense (Income), Net — Other expense was $0.1 million in the first nine months of 2014, compared to income of $0.8 million in 2013.

Income Taxes — Income tax expense was recorded at an effective rate of 33.8% in the first nine months of 2014, compared to 29.1% in 2013. The increase in the effective tax rate for the nine months ended September 30, 2014 as compared to 2013 was attributable to an increase in state tax expense, acquisition related expenses that are not deductible for tax purposes, and the tax impact of a shift in revenue between jurisdictions.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 — Results by Segment

North American Retail Grocery —

	Nine Months Ended September 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,489,014	100.0%	$1,163,733	100.0%
Cost of sales	1,166,456	78.3	902,818	77.6

Gross profit	322,558	21.7	260,915	22.4
Freight out and commissions	61,724	4.2	46,856	4.0
Direct selling and marketing	29,933	2.0	25,354	2.2

Direct operating income	$230,901	15.5%	$188,705	16.2%

Net sales in the North American Retail Grocery segment increased by $325.3 million, or 28.0%, in the first nine months of 2014, compared to the first nine months of 2013. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$1,163,733
Volume/mix	64,483	5.6%
Pricing	(4,274)	(0.4)
Acquisition	275,863	23.7
Foreign currency	(10,791)	(0.9)

2014 Net sales	$1,489,014	28.0%

The increase in net sales from 2013 to 2014 was primarily due to acquisitions and improved volume/mix, partially offset by the impact of unfavorable exchange rates with Canada. During the first nine months of the year, the Company experienced volume/mix gains in the beverages, pickles, and Mexican sauces categories, which were partially offset by decreases in the beverage enhancers (primarily non-dairy creamer) and cereal categories. The roll-out of the Company’s single serve hot beverage program continues to drive a significant portion of the volume/mix increase.

Cost of sales as a percentage of net sales increased from 77.6% for the nine months ended September 30, 2013, to 78.3% in 2014. This percentage included $11.6 in acquisition and integration costs related to the acquisition of Flagstone and Protenergy in 2014, while acquisition and integration costs related to the Cains acquisition in 2013 were insignificant. After considering these costs, cost of goods sold as a percentage of sales remained flat compared to prior year. The lower margins from acquisitions and the impact of foreign exchange were partially offset by improved volume/mix and cost savings from operating efficiencies in the third quarter. The increase in cost of sales of $263.6 million was primarily due to acquisitions and additional volume.

Freight out and commissions paid to independent sales brokers were $61.7 million in the first nine months of 2014, compared to $46.9 million in 2013, an increase of 31.7%, due to acquisitions, rising freight rates, and volume growth.

Direct selling and marketing expense was $29.9 million in the first nine months of 2014, compared to $25.4 million in 2013. As a percentage of sales, these costs remained consistent from year to year.

Food Away From Home —

	Nine Months Ended September 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$284,633	100.0%	$264,357	100.0%
Cost of sales	233,361	82.0	212,753	80.5

Gross profit	51,272	18.0	51,604	19.5
Freight out and commissions	10,808	3.8	9,439	3.6
Direct selling and marketing	6,627	2.3	6,277	2.3

Direct operating income	$33,837	11.9%	$35,888	13.6%

Net sales in the Food Away From Home segment increased by $20.3 million, or 7.7%, in the first nine months of 2014 compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$264,357
Volume/mix	(1,546)	(0.6)%
Pricing	1,139	0.4
Acquisition	22,644	8.6
Foreign currency	(1,961)	(0.7)

2014 Net sales	$284,633	7.7%

Net sales increased during the first nine months of 2014, compared to 2013, primarily due to the Cains and Associated Brands acquisitions, partially offset by slightly lower volume/mix and unfavorable exchange rates with Canada. Volume/mix increases in the aseptic and beverages categories (primarily single serve hot beverages) were offset by reductions in the dressings and pickles categories. Volumes were challenged in the first quarter due to unfavorable weather conditions, which has continued to impact the year to date results as the second and third quarter volumes remained flat compared to prior year.

Cost of sales as a percentage of net sales increased from 80.5% in the first nine months of 2013, to 82.0% in 2014, due to the impact of lower margin sales from acquisitions, higher input costs, and operational inefficiencies at several of our legacy plants. Also leading to a higher cost of sales was the impact of foreign exchange. The increase in cost of sales of $20.6 million was primarily related to acquisitions.

Freight out and commissions paid to independent sales brokers were $10.8 million in the first nine months of 2014, compared to $9.4 million in 2013, due to higher costs related to acquisitions and rising freight rates, partially offset by lower volumes.

Direct selling and marketing expense was $6.6 million in the first nine months of 2014, compared to $6.3 million in 2013. Direct selling and marketing expenses as a percentage of net sales remained flat compared to 2013.

Industrial and Export —

	Nine Months Ended September 30,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$268,942	100.0%	$205,516	100.0%
Cost of sales	214,361	79.7	162,140	78.9

Gross profit	54,581	20.3	43,376	21.1
Freight out and commissions	7,432	2.8	4,009	2.0
Direct selling and marketing	1,603	0.6	1,329	0.6

Direct operating income	$45,546	16.9%	$38,038	18.5%

Net sales in the Industrial and Export segment increased $63.4 million, or 30.9%, in the first nine months of 2014 compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$205,516
Volume/mix	6,189	3.0%
Pricing	(979)	(0.5)
Acquisition	58,492	28.5
Foreign currency	(276)	(0.1)

2014 Net sales	$268,942	30.9%

The increase in net sales was primarily due to acquisitions and improved volume/mix in the third quarter, partially offset by pricing concessions. Higher sales of single serve hot beverages were partially offset by lower volumes of pickles and jams.

Cost of sales as a percentage of net sales increased from 78.9% in the first nine months of 2013, to 79.7% in 2014, primarily due to the inclusion of lower margin products from acquisitions. Additionally, cost of sales in 2014 included approximately $1.4 million of acquisition and integration costs related to the Flagstone and Protenergy acquisitions, while cost of sales in 2013 included insignificant acquisition and integration costs related to the Cains acquisition. Also leading to a higher cost of sales was the impact of foreign exchange.

Freight out and commissions paid to independent sales brokers were $7.4 million in the first nine months of 2014, compared to $4.0 million in 2013. This increase was due to rising freight rates and higher costs associated with acquisitions, in addition to increased volume and increased export sales.

Direct selling and marketing expense was $1.6 million in the first nine months of 2014 compared to $1.3 million in 2013. Direct selling and marketing expenses as a percentage of net sales remained flat compared to 2013.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $235.1 million was available under the Revolving Credit Facility as of September 30, 2014. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the Revolving Credit Facility and meet our foreseeable financial requirements.

The Company’s cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$55,963	$64,204
Depreciation and amortization	82,925	80,198
Mark to market gain on investments	(466)	(642)
Stock-based compensation	17,102	11,701
Deferred income taxes	(2,814)	1,152
Loss on extinguishment of debt	22,019	—
Changes in operating assets and liabilities, net of acquisitions	(99,756)	(51,045)
Other	1,988	(3,682)

Net cash provided by operating activities	$76,961	$101,886

Our cash provided by operations was $77.0 million in the first nine months of 2014, compared to $101.9 million in 2013, a decrease of $24.9 million. The decrease in cash provided by operations was mainly attributable to changes in working capital due to a greater use of cash in 2014 for inventories. Inventory growth was primarily related to the continued rollout of the single serve beverage program and positioning additional inventory throughout the distribution network as the Company works to provide a higher level of customer service. Partially offsetting the impact of cash used by inventories was the impact of higher income after considering the non-cash loss on extinguishment of debt and higher amortization related to acquired intangibles. The increase in income after considering these items resulted from acquisitions, increased volume/mix and lower interest expense.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from investing activities:
Additions to property, plant, and equipment	$(65,392)	$(52,371)
Additions to other intangible assets	(7,838)	(3,800)
Purchase of investments	(471)	(7,893)
Acquisition of business, net of cash acquired	(1,000,948)	(34,610)
Other	1,126	1,883

Net cash used in investing activities	$(1,073,523)	$(96,791)

In the first nine months of 2014, cash used in investing activities increased by $976.7 million, compared to 2013. The increase in cash used in investing activities was mainly attributable to the acquisition of Flagstone in the third quarter of 2014 and Protenergy in the second quarter of 2014, and increased investments in property, plant, and equipment in 2014, partially offset by a decrease in the purchase of investments, as less excess cash was available for investments in 2014.

We expect capital spending programs to be approximately $95 million in 2014. Capital spending in 2014 is focused on food safety, quality, additional capacity, productivity improvements, continued implementation of an ERP system, and routine equipment upgrades or replacements at our plants.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net borrowings of debt	$615,120	$10,003
Payment of deferred financing costs	(13,712)	—
Payment of debt premium for extinguishment of debt	(16,693)	—
Net proceeds from issuance of stock	358,364	—
Equity award financing activities	29,108	1,628

Net cash provided by financing activities	$972,187	$11,631

Net cash provided by financing activities was $972.2 million in the first nine months of 2014, compared to net cash provided by financing activities of $11.6 million in 2013. During the first nine months of 2014, the Company issued stock and had additional borrowings under the Acquisition Term Loan and Revolving Credit Facility to acquire Flagstone. Furthermore, the Company borrowed additional funds from the Revolving Credit Facility to acquire Protenergy, while there were no significant acquisitions in the corresponding period of the prior year. During the current period, the Company also refinanced its Prior Credit Agreement and the 2018 Notes resulting in the payment of deferred financing fees and a premium to extinguish the 2018 Notes. Another contributor to the increase in cash provided by financing activities was the higher level of stock option exercises as compared to the prior period, resulting in the receipt of $29.1 million of cash. The Company expects stock option exercise activity to continue at higher than historical levels throughout 2014 as initial awards near expiration.

As of September 30, 2014, $16.8 million of cash held by our Canadian subsidiaries as cash and cash equivalents and short term investments is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

Cash provided by operating activities is used to pay down debt and fund investments in property, plant, and equipment.

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

Debt Obligations

At September 30, 2014, we had $654 million in borrowings outstanding under our Revolving Credit Facility, $198.8 million outstanding under our Acquisition Term Loan, $299.3 million outstanding under our Term Loan, $400 million of 2022 Notes outstanding, and $10.8 million of tax increment financing and other obligations. In addition, at September 30, 2014, there were $10.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at September 30, 2014, our Revolving Credit Facility provided for an aggregate commitment of $900 million, of which $235.1 million was available. Interest rates on debt outstanding under our Credit Facility for the three months ended September 30, 2014 averaged 1.60%

We are in compliance with applicable debt covenants as of September 30, 2014. From an interest coverage ratio perspective, the Company’s actual ratio as of September 30, 2014 is nearly 130.4% higher than the minimum required level. As it relates to the leverage ratio, the Company was approximately 7.3% below the maximum level (where the maximum level was increased due to an acquisition).

See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Other Commitments and Contingencies

We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits:

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The only change to our critical accounting policies in the nine months ended September 30, 2014, was the inclusion of Flagstone’s inventory in the third quarter, which is valued using the weighted average costing approach.

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

The words “anticipate,” “believe,” “estimate,” “project,” “expect,” “intend,” “plan,” “should”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of September 30, 2014, the Company was party to an unsecured Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 2.00%, or a base rate (as defined in the Revolving Credit Facility) plus a margin ranging from 0.25% to 1.00%. The Company was also a party to both the Term Loan and the Acquisition Term Loan. Interest rates for both Term Loans are based on the Company’s consolidated leverage ratio and determined as follows: Term Loan by either LIBOR plus a margin ranging from 1.50% to 2.25%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.50% to 1.25%; Acquisition Term Loan by either LIBOR plus a margin ranging from 1.25% to 2.00%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.25% to 1.00%.

We do not hold any derivative financial instruments which could expose us to significant interest rate market risk as of September 30, 2014. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Credit Facility, which is tied to variable market rates. Based on our outstanding debt balance of $1,152 million under our Credit Facility at September 30, 2014, each 1% rise in our interest rate would increase our interest expense by approximately $11.5 million annually.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the third quarter of 2014 to the third quarter of 2013, price increases in packaging and commodity costs such as dairy products and vegetables, were offset by price decreases in corn sweeteners, soybean oil, and cucumbers. We expect the volatile nature of these costs to continue with an overall upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts. Forward purchase contracts help us manage our business and reduce cost volatility. Some of these forward purchase contracts qualify as derivatives; however, the majority of commodity forward contracts are not derivatives. Those that are derivatives generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements in Income

We use a significant volume of fruits, vegetables, and nuts (post Flagstone acquisition) in our operations as raw materials. Certain of these fruits and vegetables are purchased under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area. If we are unable to buy the fruits and vegetables from local suppliers, we would purchase them from more distant locations, including other locations within the United States, Mexico, or India, thereby increasing our production costs. Nuts are sourced globally, as needed, using purchase orders from a variety of suppliers, giving the Company greater flexibility to meet changing customer demands, while also exposing the Company to additional raw material price risk.

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

Fluctuations in Foreign Currencies

The Company has operations in Canada, where the functional currency is the Canadian dollar. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. For the nine months ended September 30, 2014 and 2013 the Company recognized a loss of $6.9 million and a loss of $0.6 million, respectively in the foreign exchange line on the Condensed Consolidated Statements of Income.

Also impacted by foreign exchange is the translation of the Company’s Canadian financial statements. For the nine months ended September 30, 2014 and 2013, the Company recognized translation losses of $15.3 million and $12.4 million, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiary. The Company had no foreign currency contracts outstanding as of September 30, 2014, and September 30, 2013.

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

As of September 30, 2014, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective. We have excluded Protenergy from our evaluation of disclosure controls and procedures as of September 30, 2014 because Protenergy was acquired by the Company on May 30, 2014. The net sales and total assets of Protenergy represented approximately 2.8% and 5.3%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the nine months ended September 30, 2014. We have also excluded Flagstone from our evaluation of disclosure controls and procedures as of September 30, 2014 because Flagstone was acquired by the Company on July 29, 2014. The net sales and total assets of Flagstone represented approximately 5.8% and 24.7%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the nine months ended September 30, 2014.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and of cash flows for the nine-month periods ended September 30, 2014 and 2013. This interim financial information is the responsibility of the Company’s management.

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
November 6, 2014

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

November 6, 2014