Form 10-K
period 2014-12-31
TreeHouse Foods, Inc.
filed 2015-02-19
CIK 1320695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014, based on the $80.07 per share closing price on the New York Stock Exchange on such date, was approximately $2,876,212,726. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of January 31, 2015 was 42,747,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 2015 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate”, “project”, “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to, the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; increased competition in our industry and actions of our competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates, interest rates, raw material, and commodity costs; changes in economic, political, and weather conditions and other factors beyond our control; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions and disruptions in the financial markets and; the financial condition of our customers and suppliers and our ability to retain our customers; dependence on a limited number of customers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes in consumer preferences; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; disruption of our supply chain or distribution capabilities; and labor strikes or work stoppages and other risks that are described Part I, Item 1A — Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

References herein to “we,” “us,” “our,” “Company”, and “TreeHouse” refer to TreeHouse Foods, Inc. and its consolidated subsidiaries unless the context specifically states or implies otherwise.

TreeHouse is a Delaware corporation incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders, which was completed on June 27, 2005. Since the Company began operating as an independent entity, it has expanded its product offerings through a number of acquisitions:

•	On April 24, 2006, the Company acquired the private label soup and infant feeding business from Del Monte Corporation.

•	On May 31, 2007, the Company acquired VDW Acquisition, Ltd. (“San Antonio Farms”), a manufacturer of Mexican sauces.

•	On October 15, 2007, the Company acquired the assets of E.D. Smith Income Fund (“E.D. Smith”), a manufacturer of salad dressings, jams, and various sauces.

•	On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a manufacturer of hot cereals and powdered drink mixes.

•	On October 28, 2010, the Company acquired S.T. Specialty Foods, Inc. (“S.T. Foods”), a manufacturer of dry dinners, which include macaroni and cheese and skillet dinners.

•	On April 13, 2012, the Company acquired substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a manufacturer of refrigerated dressings, sauces, marinades, dips, and other specialty items.

•	On July 1, 2013, the Company acquired Cains Foods, L.P. (“Cains”), a manufacturer of shelf stable mayonnaise, dressings, and sauces.

•	On October 8, 2013, the Company acquired Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation, and 6726607 Canada Ltd. (collectively, “Associated Brands”), a manufacturer of powdered drinks, specialty teas, and sweeteners.

•	On May 30, 2014, the Company acquired all of the outstanding equity interests of PFF Capital Group, Inc. (“Protenergy”), a manufacturer of broths, soups, and gravies.

•	On July 29, 2014, the Company acquired Flagstone Foods (“Flagstone”), a manufacturer of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks.

We are a consumer packaged food and beverage manufacturer operating 24 manufacturing facilities across the United States and Canada servicing retail grocery, food away from home, and industrial and export customers. We manufacture a variety of shelf stable, refrigerated, and fresh products. Our product categories include beverages; salad dressings; snacks; beverage enhancers; pickles; Mexican and other sauces; soup and infant feeding; cereals; dry dinners; aseptic products; jams; and other products. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories. Our strategy is to be the leading supplier of private label food and beverage products by providing the best balance of quality and cost to our customers. We manufacture and sell the following:

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

We discuss the following segments in Item 7: North American Retail Grocery, Food Away From Home, and Industrial and Export. The key performance indicators of our segments are net sales dollars and direct operating income, which is gross profit less the cost of transporting products to customer locations, commissions paid to independent sales brokers, and direct selling and marketing expenses.

North American Retail Grocery — Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; sweeteners; condensed, ready to serve, and powdered soups, broths, and gravies; refrigerated and shelf stable salad dressings and sauces; pickles and related products; Mexican and other sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; hot and cold cereals; baking and mix powders; macaroni and cheese; skillet dinners; and snack nuts, trail mixes, dried fruit, and other wholesome snacks.

Food Away From Home — Our Food Away From Home segment sells non-dairy powdered creamers; sweeteners; pickles and related products; Mexican and other sauces; refrigerated and shelf stable dressings; aseptic products; hot cereals; powdered drinks; and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Industrial and Export — Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. This segment sells non-dairy powdered creamer; baking and mix powders; pickles and related products; refrigerated and shelf stable salad dressings; Mexican sauces; aseptic products; soup and infant feeding products; hot cereal; powdered drinks; single serve hot beverages; specialty teas; nuts; and other products. Export sales are primarily to industrial customers outside of North America.

See Note 22 to the Consolidated Financial Statements and Item 7 for information related to the Company’s business segments.

We operate our business as Bay Valley Foods, LLC (“Bay Valley”), Sturm, S.T. Foods, Cains, Associated Brands, Inc. (“Associated Brands U.S.”), Protenergy Natural Foods, Inc. (“Protenergy U.S.”), and Flagstone Foods (“Flagstone”) in the United States and E.D. Smith, Associated Brands, Inc. (“Associated Brands Canada”), and Protenergy Natural Foods Corporation (“Protenergy Canada”) in Canada. Bay Valley is a Delaware limited liability company, a 100% owned subsidiary of TreeHouse. E.D. Smith, Sturm, S.T. Foods, Cains, Associated Brands U.S., Associated Brands Canada, Protenergy U.S., Protenergy Canada, and Flagstone are directly or indirectly 100% owned subsidiaries of Bay Valley.

Our Products

Financial information about our North American Retail Grocery, Food Away From Home, and Industrial and Export segments can be found in Item 7.

The following table presents the Company’s net sales by major products. In 2013, as a result of the Associated Brands acquisition, the Company updated the product categories. We changed Non-dairy creamer to Beverage enhancers to include sweeteners from Associated Brands. Powdered drinks was renamed Beverages and now includes the specialty teas and related products from Associated Brands. We revised Hot cereals to Cereals, as Associated Brands sells cold cereals. These changes did not require prior period adjustments. In 2014, the Company added the Snacks category due to the acquisition of Flagstone. This category includes snack nuts, trail mixes, dried fruit, and other wholesome snacks.

	Year Ended December 31,
	2014		2013		2012
	(Dollars in thousands)
Products
Beverages	$499,829	17.0%	$341,547	14.9%	$234,430	10.8%
Salad dressings	361,859	12.3	334,577	14.6	284,027	13.0
Beverage enhancers	359,179	12.2	361,290	15.7	362,238	16.6
Soup and infant feeding	351,917	11.9	219,404	9.6	281,827	12.9
Pickles	302,621	10.3	297,904	13.0	308,228	14.1
Snacks	287,281	9.8	—	—	—	—
Mexican and other sauces	248,979	8.5	245,171	10.7	232,025	10.6
Cereals	168,739	5.7	169,843	7.4	162,952	7.5
Dry dinners	139,285	4.7	124,075	5.4	126,804	5.8
Aseptic products	102,635	3.5	96,136	4.2	91,585	4.2
Other products	70,720	2.3	46,650	2.0	36,573	1.7
Jams	53,058	1.8	57,330	2.5	61,436	2.8

Total net sales	$2,946,102	100.0%	$2,293,927	100.0%	$2,182,125	100.0%

Beverages — We produce a variety of beverages that include the Company’s single serve hot beverages such as filtered coffee, cappuccino, hot cocoa, and cider. Also included in this category are the Company’s powdered drink mixes that include such items as lemonade, iced tea, and energy, vitamin enhanced, and isotonic sports drinks. Beginning in 2013, as a result of the Associated Brands acquisition, we also added specialty teas to our beverages offerings. We primarily sell these products to grocery retailers. We believe we are the largest manufacturer of private label powdered drink mixes in both the United States and Canada, based on volume. We believe we are the largest manufacturer of private label single serve hot beverages in the United States, based on volume. Beverages represented 17.0% of our consolidated net sales in 2014.

Salad dressings — We produce pourable and spoonable, refrigerated, and shelf stable salad dressings. Our salad dressings are primarily sold to grocery retailers throughout the United States and Canada, encompass many flavor varieties, and include private label and regional branded offerings. We believe we are the largest manufacturer of private label salad dressings in both the United States and Canada, based on volume. Salad dressings represented 12.3% of our consolidated net sales in 2014.

Beverage enhancers — Beverage enhancers includes non-dairy powdered creamer, refrigerated liquid non-dairy creamer, and sweeteners. Non-dairy powdered creamer, the largest component in this category, is used as coffee creamer or whitener and as an ingredient in baking, hot and cold beverages, gravy mixes, and similar products. Product offerings in this category include both private label and branded products packaged for grocery retailers and foodservice customers. Products sold outside of the retail channel are for use in coffee and beverage service, and other industrial applications, such as portion control, repackaging, and ingredient use by other food manufacturers. We believe we are the largest manufacturer of non-dairy powdered creamer in the United States, based on volume. Beverage enhancers represented 12.2% of our consolidated net sales in 2014.

Soup and infant feeding — Condensed, ready to serve, and powdered soup, as well as broth and gravy, are produced and packaged in various sizes, from single serve to larger sized packages. We primarily produce private label products sold to grocery retailers. In 2014, the acquisition of Protenergy contributed additional volume to this category, while also diversifying the Company’s packaging technologies to include carton production capabilities. We also co-pack organic infant feeding products for a branded baby food company in the Industrial and Export segment. In 2014, soup and infant feeding sales represented 11.9% of our consolidated net sales, with the majority of the sales coming from soup sold through the retail channel.

Pickles — We produce pickles and a variety of related products, including peppers and pickled vegetables, for private label and regional branded offerings. These products are sold to grocery retail, foodservice, and industrial customers. We believe we are the largest producer of pickles in the United States, based on volume. Pickles and related products represented 10.3% of our consolidated net sales in 2014.

Snacks — We produce snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks as a result of our Flagstone acquisition in 2014. We believe we are the largest manufacturer of trail mixes in North America. These products are predominantly sold to grocery retailers. Snacks represented 9.8% of our consolidated net sales in 2014.

Mexican and other sauces — We produce a wide variety of Mexican and other sauces, including salsa, picante sauce, cheese dip, enchilada sauce, pasta sauce, and taco sauce that we sell to grocery retailers and foodservice customers in the United States and Canada, as well as to industrial markets. Mexican and other sauces represented 8.5% of our consolidated net sales in 2014.

Cereals —We produce a variety of instant, cook-on-stove, and traditional cereals, the majority of which include oatmeal, farina, and grits in single-serve instant packets and microwaveable bowls. These products are primarily sold to grocery retailers. We believe we are the largest manufacturer of private label instant hot cereals in both the United States and Canada, based on volume. Cereals represented 5.7% of our consolidated net sales in 2014.

Dry dinners — We produce private label macaroni and cheese, skillet dinners, and other value-added side dishes. These products are sold to grocery retailers. Dry dinners represented 4.7% of our consolidated net sales in 2014.

Aseptic products — We produce aseptic products, which include cheese sauces and puddings. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. These products are sold primarily to foodservice customers in cans and flexible packages. Aseptic products represented 3.5% of our consolidated net sales in 2014.

Jams — We produce jams and pie fillings that we sell to grocery retailers and foodservice customers in the United States and Canada. Jams represented 1.8% of our consolidated net sales in 2014.

See Note 22 to the Consolidated Financial Statements for financial information by segment.

Customers and Distribution

We sell our products through various distribution channels, including grocery retailers, foodservice distributors, and industrial and export, which includes food manufacturers and repackagers of foodservice products. We have an internal sales force that manages customer relationships and a broker network for sales to retail and foodservice accounts. Industrial food products are generally sold directly to customers without the use of a broker. Most of our customers purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will.

Products are shipped from our production facilities directly to customers, or from warehouse distribution centers where products are consolidated for shipment to customers if an order includes products manufactured in more than one production facility or product category. We believe this consolidation of products enables us to improve customer service by offering our customers a single order, invoice, and shipment.

We sell our products to a diverse customer base, including most of the leading grocery retailers and foodservice operators in the United States and Canada, and a variety of customers that purchase bulk products for industrial food applications. We currently supply more than 250 food retail customers in North America, including each of the 50 largest food retailers, and more than 500 foodservice customers, including distributors who comprise 90% of the foodservice sales universe and over 50 of the 100 largest restaurant chains. A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2014, our ten largest customers accounted for approximately 54.0% of our consolidated net sales. For the years ended December 31, 2014, 2013 and 2012, our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18.8%, 19.0% and 20.7%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented 17.5% and 24.8% of our total trade receivables as of December 31, 2014 and 2013, respectively. The Company had revenues from customers outside of the United States of approximately 12.4%, 13.2%, and 13.0% of total consolidated net sales in 2014, 2013, and 2012, respectively, with 11.3%, 12.2%, and 12.1% from Canada in 2014, 2013, and 2012, respectively. Sales are determined based on the customer destination where the products are shipped.

Backlog

We generally ship our products from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlog is not material to our business.

Competition

We have several competitors in each of our segments. For sales of private label products to retailers, the principal competitive factors are product quality, quality of service, and price. For sales of products to foodservice, industrial, and export customers, the principal competitive factors are price, product quality, specifications, and reliability of service. We believe we are the largest manufacturer of non-dairy powdered creamer, pickles, and private label single serve hot beverages in the United States, based on volume, and the largest manufacturer of private label salad dressings, powdered drink mixes, trail mixes, and instant hot cereals in the United States and Canada, based on sales volume.

Competition to obtain shelf space for our branded products with retailers generally is based on the expected or historical performance of our product sales relative to our competitors. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality, promotion, and price. Some of our branded competitors have significantly greater resources and brand recognition than we do.

Recent trends impacting competition include an increase in snacking and awareness of healthier and “better for you” foods. These trends, together with a surge of specialty retailers who cater to consumers looking for either the highest quality ingredients, unique packaging, products to satisfy particular dietary needs, or value offerings where consumers are looking to maximize their food purchasing power, create pressure on manufacturers to provide a full array of products to meet customer and consumer demand.

We believe our strategies for competing in each of our business segments, which include providing superior product quality, effective cost control, an efficient supply chain, successful innovation programs, and competitive pricing, allow us to compete effectively.

Patents and Trademarks

We own a number of registered trademarks. While we consider our trademarks to be valuable assets, we do not consider any trademark to be of such material importance that its absence would cause a material disruption of our business. No trademark is material to any one segment.

Trademarks sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley®, Peter Piper®, and Steinfeld’s®. Also sold are trademarks related to sauces and syrups that include, Bennett’s®, Hoffman House®, Roddenbery’s Northwoods®, and San Antonio Farms®. Non-dairy powdered creamer is sold under our proprietary Cremora® trademark, and non-dairy refrigerated liquid creamer is sold under the Mocha Mix® trademark. Single serve hot beverages are sold under the Caza Trail® and Grove Square® trademarks. Other refrigerated products are sold under the Second Nature® trademark, and our jams and other sauces are sold under the E.D. Smith® and Habitant® trademarks. Our oatmeal is sold under the McCann’s® trademark. Certain refrigerated dressings and sauces are sold under the Naturally Fresh® trademark. Additionally, certain mayonnaise, dressings, and sauces are sold under the Cains® and Olde Cape Cod® trademarks. Knox® gelatin and J-Cloth® cleaning cloths are products using these trademarks sold in Canada.

As a result of the Flagstone acquisition, the Company acquired the Ann’s House of Nuts® and Amport® trademarks. These trademarks are primarily used in the North American Retail Grocery segment and pertain to the snacks product category.

Trademarks used in our Food Away From Home segment include Schwartz®, Saucemaker®, Naturally Fresh®, and Cains®.

Seasonality

In the aggregate, our sales do not vary significantly by quarter but are slightly weighted towards the second half of the year, particularly in the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, and hot cereal, all of which have higher sales in the first and fourth quarters. Additionally, sales of soup and snack nuts are highest in the fourth quarter. Warmer weather products such as dressings and pickles typically have higher sales in the second quarter, while drink mixes show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are highest in the second and third quarters due to inventory builds, while cash flow is highest in the first and fourth quarters following the seasonality of our sales.

Foreign Operations and Geographic Information

Foreign sales information is set forth in Note 22 to the Consolidated Financial Statements.

Raw Materials and Supplies

Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include processed vegetables and meats, soybean oil, coconut oil, casein, oats, wheat, cheese, corn syrup, coffee, tea, cucumbers, peppers, nuts, and fruit. These ingredients are generally purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays, political unrest, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass, plastic, and corrugated containers, metal closures, and metal cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

For additional discussion of the risks associated with the raw materials used in our operations, see Part 1, Item 1A — Risk Factors and Item 7 — Known Trends and Uncertainties.

Working Capital

Our short-term financing needs are primarily for financing working capital and are highest in the second and third quarters as we build inventory. Due to the seasonality of vegetable and fruit production being driven by harvest cycles, which occur primarily during late spring and summer, inventories generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and inventories of soup and nuts in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarters, respectively. Our long-term financing needs depend largely on potential acquisition activity. Our $900 million revolving credit facility (the “Revolving Credit Facility”), plus cash flow from operations, is expected to be adequate to provide liquidity for a period of no less than twelve months. See the Liquidity and Capital Resources section of Item 7.

Research and Development

Sample preparation, plant trials, ingredient approval, and other quality control procedures are conducted at all our manufacturing facilities. Research and development expense totaled $12.8 million, $17.5 million, and $11.1 million in 2014, 2013, and 2012, respectively, and is included in the General and administrative line of the Consolidated Statements of Income. Below is a list of our facilities and related research and development activities:

Facility:	Research and Development Activities:
Atlanta, GA	Salad dressings, dips
Ayer, MA	Mayonnaise, salad dressings, sauces
Brooklyn Park, MN	Dry dinners
Cambridge, MD	Soups, broths, and gravies
Delta, British Columbia, Canada	Specialty teas
Dixon, IL	Aseptic products
Green Bay, WI	Pickle and related products
Manawa, WI	Hot cereals, powdered drinks
Medina, NY	Powdered drinks, dry dinners, sweeteners
Mississauga, Ontario, Canada	Powdered drinks, dry dinners, sweeteners
North East, PA	Salad dressings
Oak Brook, IL	All product categories
Pecatonica, IL	Aseptic, powdered creamer
Pittsburgh, PA	Soup, infant feeding
Richmond Hill, Ontario, Canada	Soups, broths, and gravies
San Antonio, TX	Mexican sauces
St. Paul, MN	Snacks
Winona, Ontario, Canada	Jams, fruit-based products, sauces

Employees

As of December 31, 2014, our work force consisted of approximately 6,181 full-time employees, with 5,353 in the United States and 828 in Canada.

Available Information

We make available, free of charge, through the “Investor Relations — SEC Filings” link on our Internet website at www.treehousefoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use our Internet website, through the “Investor Relations” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. Copies of any materials the Company files with the SEC can be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330.

Regulatory Environment and Environmental Compliance

The conduct of our businesses, and the production, distribution, sale, labeling, safety, transportation, and use of our products, are subject to various laws and regulations administered by federal, state, and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets where we operate. It is our policy to abide by the laws and regulations that apply to our businesses.

We are subject to national and local environmental laws in the United States and in foreign countries in which we do business including laws relating to water consumption and treatment, air quality, waste handling and disposal, and other regulations intended to protect public health and the environment. We are committed to meeting all applicable environmental compliance requirements.

The cost of compliance with national and international laws does not have and is not expected to have, a material financial impact on our capital expenditures, earnings or competitive position.

Executive Officers as of February 19, 2015

Sam K. Reed	68	Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Reed has served as the Chief Executive Officer since January 2005 and President since July 2011.
Dennis F. Riordan	57	Executive Vice President since July 2011. Chief Financial Officer since January 2006.
Thomas E. O’Neill	59	Executive Vice President since July 2011. General Counsel, Chief Administrative Officer and Corporate Secretary since January 2005.
Harry J. Walsh	59	Executive Vice President, Acquisition Integration since May 2013. Executive Vice President since July 2011.
Chris D. Sliva	51	Executive Vice President for TreeHouse Foods, Inc. and President of Bay Valley Foods, LLC since July 2012.
Alan T. Gambrel	60	Senior Vice President, Human Resources for TreeHouse Foods, Inc. since January 2005 and Chief Administrative Officer of Bay Valley Foods, LLC since July 2008.
Erik T. Kahler	49	Senior Vice President, Corporate Development since October 2006.
Rachel R. Bishop	41	Senior Vice President, Chief Strategy Officer since May 2014.

Item 1A.	Risk Factors

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

As of December 31, 2014, we had $1,459.9 million of outstanding indebtedness which included $554 million outstanding under our $900 million Revolving Credit Facility that matures May 6, 2019, a $298.5 million senior unsecured term loan (the “Term Loan”) maturing on May 6, 2021, a $197.5 million senior unsecured term loan (the “Acquisition Term Loan”) that matures on May 6, 2019, $400 million of 4.875% notes due March 15, 2022 (the “2022 Notes”), and $9.9 million of tax increment financing, capital lease obligations, and other debt. The inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to access additional borrowing at commercially reasonable terms could affect our ability to pursue additional acquisitions. United States capital credit markets have experienced volatility, dislocations, and liquidity disruptions that caused tightened access to capital markets and other sources of funding. Capital and credit markets and the U.S. and global economies could be affected by additional volatility or economic downturns in the future. Events affecting the credit markets could have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. There can be no assurance that future volatility or disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets, or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business and could possibly increase our interest expense, which could have a material adverse effect on our financial results.

Increases in interest rates may negatively affect earnings.

As of December 31, 2014, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $1,050.0 million, based on the outstanding debt balance of our revolving credit facility. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could materially reduce our profitability and cash flows. As of December 31, 2014, each one percentage point change in interest rates would result in an approximate $10.5 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates. The Company’s Canadian subsidiaries purchase various inputs that are based in U.S. dollars, accordingly, the profitability of the Canadian subsidiaries are subject to foreign currency transaction gains and losses that affect earnings. We manage the impact of foreign currency fluctuations related to raw material purchases using foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiaries.

We translate the Canadian assets, liabilities, revenues and expenses into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.

As we are dependent upon a limited number of customers, the loss of a significant customer, or consolidation of our customer base, could adversely affect our operating results.

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2014, our ten largest customers accounted for approximately 54.0% of our consolidated net sales. These customers typically do not enter into written contracts, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations and financial condition.

Further, over the past several years, the retail grocery and foodservice industries have experienced a consolidation trend, which has resulted in mass merchandisers and non-traditional grocers gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer large customers. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing or increased promotional programs. If we are unable to use our scale, product innovation, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted. Additionally, if the surviving entity of a consolidation or similar transaction is not a current customer of the Company, we may lose significant business once held with the acquired retailer.

Increases in input costs, such as ingredients, packaging materials, and fuel costs, could adversely affect earnings.

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. While individual input cost changes varied throughout the year, with certain costs increasing and others decreasing, input costs remained relatively flat in 2014 compared to 2013. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

We manage the impact of increases in the costs of raw materials, wherever possible, by locking in prices on quantities required to meet our production requirements. In addition, we attempt to offset the effect of such increases by raising prices to our customers. However, changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures may also limit our ability to quickly raise prices in response to increased raw materials, packaging, and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging, and fuel costs, our operating profits and margins could be materially affected. In addition, in instances of declining input costs, customers may look for price reductions in situations where we have locked into purchases at higher costs.

Our private label and regionally branded products may not be able to compete successfully with nationally branded products.

For sales of private label products to retailers, the principal competitive factors are price, product quality, and quality of service. For sales of private label products to consumers, the principal competitive factors are price and product quality. In many cases, competitors with nationally branded products have a competitive advantage over private label products due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for private label producers becomes more challenging because the price differential between private label products and branded products may become less significant.

Competition to obtain shelf space for our branded products with retailers is primarily based on the expected or historical performance of our product sales relative to our competitors. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality, promotion, and price. Most of our branded competitors have significantly greater resources and brand recognition than we do.

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

Some customer buying decisions are based on a periodic bidding process in which the successful bidder is assured the selling of its selected product to the food retailer, super center, mass merchandiser, or foodservice distributors, until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price point. Either of these outcomes may adversely affect our results of operations.

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

Acquisitions involve risks, including those associated with integrating the operations, financial reporting, disparate technologies, and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers, and strategic partners of acquired companies. We may not successfully integrate businesses or technologies we acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations due to, among other things, the incurrence of debt, onetime write-offs of goodwill, and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.

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

The food industry is subject to a variety of federal, state, local, and foreign laws and regulations, including those related to food safety, food labeling, and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, international trade, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations, or the introduction of new laws or regulations, could increase the costs of doing business for the Company, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, system failures, security breaches, and viruses. If we are unable to prevent security breaches, we may suffer business disruption, theft of intellectual property, trade secrets, or customer information and unauthorized access to personnel, customer, or otherwise confidential information. Such unauthorized disclosure of information may lead to financial or reputational damage or penalties, which could cause significant damage to our reputation, affect our relationships with our customers, or lead to claims against the Company or governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability and ultimately harm our business. To the extent that our business is interrupted or data is lost, destroyed, or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results, and cash flows. Any such damage or interruption could have a material adverse effect on our business. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

Changes in weather conditions, natural disasters, and other events beyond our control could adversely affect our results of operations.

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

Disruption of our supply chain or distribution capabilities could have an adverse effect on our business, financial condition, and results of operations.

Our ability to manufacture, move, and sell products is critical to our success. We are subject to damage or disruption to raw material supplies or our manufacturing or distribution capabilities (in particular, to the extent that our raw materials are sourced globally) due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, adverse changes in political conditions or political unrest, pandemic, strikes, import restrictions, or other factors that could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations, as well as require additional resources to restore our supply chain.

Our business could be harmed by strikes or work stoppages by our employees.

Currently, collective bargaining agreements cover a significant number of our full-time distribution, production, and maintenance employees. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin; Pittsburgh, Pennsylvania; St. Paul, Minnesota; Richmond Hill, Ontario, Canada; and Mississauga, Ontario, Canada. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. On August 7, 2012, the Company announced the planned closing of the Mendota, Illinois and Seaforth, Ontario, Canada facilities. The Mendota, Illinois facility ended production as of December 31, 2012 and the Seaforth, Ontario, Canada facility ended production in December 2013, with full plant closure occurring in the first quarter of 2014. See Note 3 to the Consolidated Financial Statements for more information regarding these closures. The following chart lists the location and principal products by segment produced at our production facilities at December 31, 2014:

Facility Location	Principal Products	Occupancy	Segment (1)
Atlanta, Georgia	Dressings, sauces, and dips	Owned	1,2
Ayer, Massachusetts	Mayonnaise, dressings, and sauces	Owned	1,2
Brooklyn Park, Minnesota	Macaroni and cheese and skillet dinners	Owned	1
Cambridge, Maryland	Soups, broths, and gravies	Owned	1,3
City of Industry, California	Liquid non-dairy creamer and refrigerated salad dressings	Leased	1,2,3
Chicago, Illinois	Refrigerated foodservice pickles	Owned	2
Delta, British Columbia, Canada	Specialty tea	Leased	1,3
Dixon, Illinois	Aseptic cheese sauces, puddings, and gravies	Owned	2,3
Faison, North Carolina	Pickles, peppers, relish, and syrup	Owned	1,2,3
Green Bay, Wisconsin	Pickles, peppers, relish, and sauces	Owned	1,2,3
Kenosha, Wisconsin	Macaroni and cheese and skillet dinners	Owned	1
Manawa, Wisconsin	Cereal and beverages	Owned	1,2,3
Medina, New York	Beverages, beverage enhancers, dry dinners, and dry soup	Owned	1,2,3
New Hampton, Iowa	Non-dairy powdered creamer	Owned	3
North East, Pennsylvania	Salad dressings and mayonnaise	Owned	1,3
Pecatonica, Illinois	Non-dairy powdered creamer	Owned	1,2,3
Pittsburgh, Pennsylvania	Soups, broths, gravies, and baby food	Owned	1,3
Plymouth, Indiana	Pickles, peppers, and relish	Owned	1,2,3
Richmond Hill, Ontario, Canada	Soups, broths, and gravies	Leased	1,3
Robersonville, North Carolina	Snacks	Leased	1,3
San Antonio, Texas	Mexican sauces	Owned	1,2,3
St. Paul, Minnesota	Snacks	Owned	1,3
Wayland, Michigan	Non-dairy powdered creamer	Owned	1,3
Winona, Ontario, Canada	Jams, pie fillings, and specialty sauces	Owned	1,2,3

(1) Segments:	1. North American Retail Grocery
2. Food Away From Home
3. Industrial and Export

Item 3.	Legal Proceedings

We are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material effect on the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “THS.” The high and low closing sales prices of our common stock as quoted on the NYSE for each quarter of 2014 and 2013 are provided in the table below:

	2014		2013
	High	Low	High	Low
First Quarter	$74.90	$63.59	$65.15	$52.23
Second Quarter	80.07	69.85	67.41	61.16
Third Quarter	82.53	73.50	74.00	64.04
Fourth Quarter	87.95	78.63	75.19	67.07

The closing sales price of our common stock on January 30, 2015, as reported on the NYSE, was $90.70 per share. On January 30, 2015, there were 2,911 shareholders of record of our common stock.

We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our board of directors (“Board of Directors”).

The Company did not purchase any shares of its common stock in either 2014 or 2013.

Performance Graph

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2009 through December 31, 2014. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P MidCap 400 Index, S&P SmallCap 600 Index, Russell 2000 Index, and the Current and Previous Peer Group Indices. Our Current Peer Group includes the following companies based on the similar nature of their business to ours: Kraft Foods Group, Inc.; General Mills, Inc.; Kellogg Co.; ConAgra Foods, Inc.; Post Holdings, Inc.; Campbell Soup Co.; McCormick & Co., Inc.; JM Smucker Co.; Cott Corp.; Lancaster Colony Corp.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; Snyder’s-Lance, Inc.; J&J Snack Foods Corp.; B&G Foods, Inc.; Farmer Bros. Co.; Dean Foods; and Pinnacle Foods, Inc. Our Previous Peer Group was the same as our Current Peer Group, except that the Previous Peer Group did not include Cott Corp.; Post Holdings, Inc.; Dean Foods; or Pinnacle Foods, Inc. and included Hillshire Brands Co.; Archer Daniels Midland, Co.; and Ingredion, Inc. Hillshire Brands Co. was removed as it was acquired during 2014, while the remaining changes were made to better align our peer group with the operations of the Company. Lastly, the S&P index fund changed to the S&P MidCap 400 Index from the S&P SmallCap 600 Index last year, as a result of the growth of the Company. The graph assumes an investment of $100 on December 31, 2009, in each of TreeHouse Foods’ common stock, the stocks comprising the S&P MidCap 400 Index, S&P SmallCap 600 Index, Russell 2000 Index, and the Current and Previous Peer Group Indices.

Comparison of Cumulative Total Return of $100 among Treehouse Foods, Inc., S&P MidCap 400 Index,

S&P SmallCap 600 Index, Russell 2000 Index, and the Current and Previous Peer Group Indices

	Base Period 12/31/09	INDEXED RETURNS Years Ending
Company Name/Index		12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
TreeHouse Foods, Inc.	100	131.47	168.24	134.15	177.35	220.10
S&P MidCap 400 Index	100	126.64	124.45	146.69	195.84	214.97
S&P SmallCap 600 Index	100	126.31	127.59	148.42	209.74	221.81
Russell 2000 Index	100	126.85	121.56	141.43	196.34	205.95
Current Peer Group	100	104.02	116.26	129.23	158.38	176.25
Previous Peer Group	100	108.86	119.23	129.53	164.44	189.17

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2014:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(In thousands)				(In thousands)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2,662	(1)	$49.53	(2)	1,348
Equity compensation plans not approved by security holders:
None	—		—		—

Total	2,662		$49.53		1,348

(1)	Includes 0.5 million restricted stock units and 0.3 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)	Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2014. The selected financial data should be read in conjunction with Item 7, and our Consolidated Financial Statements and related Notes.

	Year Ended December 31,
	2014 (4)	2013 (3)	2012 (2)	2011	2010 (1)
	(In thousands, except per share data)
Operating data:
Net sales	$2,946,102	$2,293,927	$2,182,125	$2,049,985	$1,817,024
Cost of sales	2,339,498	1,818,378	1,728,215	1,576,688	1,385,690

Gross profit	606,604	475,549	453,910	473,297	431,334
Operating expenses:
Selling and distribution	174,602	134,998	136,779	142,341	120,120
General and administrative	158,793	121,065	102,973	101,817	107,126
Amortization expense	52,634	35,375	33,546	34,402	26,352
Other operating expense (income), net	2,421	5,947	3,785	6,462	1,183

Total operating expenses	388,450	297,385	277,083	285,022	254,781

Operating income	218,154	178,164	176,827	188,275	176,553
Other expense (income):
Interest expense	42,036	49,304	51,609	53,071	45,691
Interest income	(990)	(2,185)	(643)	(48)	—
Loss (gain) on foreign currency exchange	13,389	2,890	358	(3,510)	(1,574)
Loss on extinguishment of debt	22,019	—	—	—	—
Other expense (income), net	5,130	3,245	1,294	(1,036)	(3,964)

Total other expense	81,584	53,254	52,618	48,477	40,153

Income from continuing operations, before income taxes	136,570	124,910	124,209	139,798	136,400
Income taxes	46,690	37,922	35,846	45,391	45,481

Net income	$89,880	$86,988	$88,363	$94,407	$90,919

Net earnings per basic share	$2.28	$2.39	$2.44	$2.64	$2.59
Net earnings per diluted share	$2.23	$2.33	$2.38	$2.56	$2.51
Weighted average shares — basic	39,348	36,418	36,155	35,805	35,079
Weighted average shares — diluted	40,238	37,396	37,118	36,950	36,172
Other data:
Balance sheet data (at end of period):
Total assets	$3,903,004	$2,721,054	$2,525,873	$2,404,529	$2,391,248
Long-term debt	1,445,488	938,945	898,100	902,929	976,452
Other long-term liabilities	67,572	40,058	49,027	54,346	38,553
Deferred income taxes	319,454	228,569	212,461	202,258	194,917
Total stockholders’ equity	1,759,257	1,273,118	1,179,255	1,073,517	977,966

(1)	The Company acquired Sturm and S.T. Foods in 2010.
(2)	The Company acquired Naturally Fresh in 2012.
(3)	The Company acquired Cains and Associated Brands in 2013.
(4)	The Company acquired Protenergy and Flagstone in 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a consumer food and beverage manufacturer operating 24 facilities in the United States and Canada that has a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic and preservative-free ingredients in many categories. We believe we are the largest manufacturer of private label salad dressings, powdered drink mixes, trail mixes, and instant hot cereals in the United States and Canada, and the largest manufacturer of private label single serve hot beverages, non-dairy powdered creamer, and pickles in the United States, based upon total sales volumes.

We sell our products to the retail grocery, foodservice, and industrial and export channels. For the year ended December 31, 2014, sales to the retail grocery, foodservice, and industrial and export channels represented 73.8%, 12.9%, and 13.3%, respectively, of our consolidated net sales. A majority of our sales are private label products.

In 2014, based on available industry data, the U.S. private label consumer packaged goods market, in total, had an approximate 17.5% market share. This market share has improved over the years, increasing approximately 140 basis points since 2009. While the private label market share has grown in recent years, the total market share remains lower than that of Europe, where private label food has an approximate 33% market share. We expect over time, that the private label market share in the United States will approach the levels currently present in Europe, but due to structural differences, we do not anticipate this in the short term. In 2014, based on available industry data, private label products sold in the retail grocery channel in the United States compete with branded products on the basis of equivalent quality at a lower price. These private label products comprise the following approximate market share percentages of all products in their respective categories:

Products:	Private label % market share
Trail mixes	55.0%
Non-dairy powdered creamer	41.4%
Snack nuts	31.2%
Powdered drinks	29.1%
Hot cereals	27.0%
Dried fruit	25.7%
Pickles and peppers	23.9%
Salad dressings	15.6%
Canned soup	12.3%
Single cup coffee	10.1%

Our strategy is to be the leading supplier of private label food and beverage products by providing the best balance of quality and cost to our customers. We intend to grow our business and enhance profitability and customer relationships through the following strategic initiatives:

•	Expand Partnerships with Retailers: As grocery retailers become more demanding of their private label food product suppliers, they have come to expect strategic insight, product innovation, customer service, and logistical economies of scale similar to those of our branded competitors. To this end, we are continually developing, investing in, and expanding our private label food product offerings and capabilities in these areas. In addition to our low cost manufacturing, we have invested in research and development, product and packaging innovation, category management, information technology systems, and other capabilities. We believe that these investments enable us to provide a broad and growing array of private label food products that generally meet or exceed the value and quality of branded competitors that have comparable sales, marketing, innovation, and category management support. We believe that we are well positioned to expand our market share with grocery retailers given our differentiated capabilities, breadth of product offerings, and geographic reach.

•	Utilize Our Scale and Innovation to Meet Customer Needs: The U.S. retail food industry has continued to bifurcate from traditional food retailers (those who carry a full array of refrigerated, frozen, and shelf stable products) to specialty retailers (which cater to consumers who migrate to either end of the value spectrum). These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value of their food purchases, or catering to consumers looking for the highest quality ingredients, unique packaging, or products to satisfy particular dietary needs. We offer a broad array of innovative products that we believe meet the “good, better, and best” needs of both traditional grocers and specialty retailers.

•	Drive Growth and Profitability from our Existing Product Portfolio: We believe we can drive organic growth from our existing product portfolio. Through insights gained from our Economic Value Added (“EVA”) analyses, we develop operating strategies that enable us to focus our resources and investments on products and categories that we believe offer the highest potential. Additionally, EVA analyses identify products and categories that lag the broader portfolio and require corrective action. We believe EVA analysis is a helpful tool that maximizes the full potential of our product offerings.

•	Leverage Cross-Selling Opportunities Across Customers, Sales Channels, and Geographies: While we have high private label food product market shares in the United States for our non-dairy powdered creamer, soup, salad dressing, powdered drinks, instant hot cereals, trail mixes, and pickles, as well as a significant branded and private label food product market share in jams in Canada, we believe we still have significant potential for growth with grocery retailers and foodservice distributors that we either currently serve in a limited manner, or do not currently serve. We believe that certain customers view our size and scale as an advantage over smaller private label food product producers, many of whom provide only a single category or service to a single customer or geography. Our ability to service customers across North America and across a wider spectrum of products and capabilities provides many opportunities for cross-selling to customers who seek to reduce the number of private label food product suppliers they utilize.

•	Growth Through Acquisitions: We believe we have the expertise and demonstrated ability to identify and integrate value-enhancing acquisitions. We selectively pursue acquisitions of complementary businesses that we believe are a compelling strategic fit with our existing operations. Each potential acquisition is evaluated for merit utilizing a rigorous analysis that assesses targets for their market attractiveness, intrinsic value, and strategic fit. We believe our acquisitions have been successful and consistent with our strategy. Since we began operating as an independent company in 2005, our acquisitions have significantly added to our revenue base, and allowed us to expand from an initial base of two center-of-store, shelf stable food categories to more than ten. We attempt to maintain conservative financial policies when pursuing acquisitions and we believe that our proven integration strategies have resulted in rapid deleveraging. By identifying targets that fit within our defined strategies, we believe we can continue to expand our product selection and continue our efforts to be the low-cost, high quality, and innovative supplier of private label food products for our customers. The merger and acquisition market continued to be active in 2014 and is expected to continue given low interest rates and the relatively soft organic growth anticipated in the food industry in 2015. As a result, during 2014, we completed the acquisition of Protenergy for approximately $140 million, net of acquired cash, and Flagstone for approximately $854 million, net of acquired cash.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the years ended December 31, 2014, 2013, and 2012. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.

The Company achieved a 28.4% increase in net sales for the year ended December 31, 2014 as compared to 2013, due to additional sales from acquisitions and improved volume/mix driven by our single serve hot beverage products. Unfavorable foreign exchange and reduced pricing offset the volume/mix increase in 2014.

Total direct operating income increased 21.3%, to $442.2 million, for the year ended December 31, 2014, compared to 2013. Although direct operating income increased, profitability as a percentage of net sales decreased due to costs associated with acquisitions, rising freight rates, lower margin products from acquisitions, and foreign exchange. This resulted in total direct operating income as a percentage of net sales decreasing to 15.0% for the year ended December 31, 2014, as compared to 15.9% from the same period last year.

Throughout 2014, and from a macroeconomic perspective, the economy showed variability in key indicators such as consumer confidence, personal consumption, aggregate unemployment/underemployment, and gross domestic product. Recent data suggests that unemployment appears to be decreasing, and household and disposable income increasing. While these recent trends appear to indicate that the broader economic environment is improving, the benefits have not been recognized in the food industry. For example, overall food volumes were marginally lower year over year, as were average gross margins in the packaged foods sector. This contraction has been experienced in both branded and private label portfolios. There is an expectation that overall food consumption will grow in line with population growth, but due to changing trends and purchasing patterns, traditional processed/packaged food volumes growth is expected to trail the growth in other sectors. However, companies that focus on innovation and stronger growth sectors appear to be an exception to this contraction.

With traditional volume growth appearing to be limited in the short term, sectors that have experienced growth at a faster rate have catered to shifting consumer tastes. Specifically, customers are eating fewer formal meals and are instead snacking or grazing. Coincident with this trend is a gradual change in the types of food desired. For example, consumers appear to be more interested in foods described as being “better for you,” which include fresh or freshly prepared foods, and natural, organic, or specialty foods, most of which are located at the perimeter of the store. These trends are prompting companies to increase or adjust their product offerings to cater to the customer, while retaining their commitment to providing these offerings at reasonable prices. Another trend in the market place is the increase in the number of shopping trips consumers are making and channels that consumers are frequenting. For example, consumers are more willing to visit three or more stores or channels to complete their shopping. This trend puts pressure on food manufacturers to produce the right product and to provide the product in the right size and place. We also expect that the recent decrease in gasoline costs will provide growth in the Food Away From Home segment, as consumers return to restaurants, but due to timing, this did not have much of an impact in 2014.

Recent Developments

In the final quarter of 2014, the Company experienced a confluence of events that resulted in lower sales and profitability than expected. First, the Company was impacted by a change in the timing of sales to a large mass merchant customer. Specifically, sales across all categories in the final month of the year were significantly reduced as this customer appeared to more closely manage its inventory levels. Subsequent to year end, sales to this customer have rebounded to a normal level and we expect no significant changes throughout 2015. Second, year-end consumption in the snack nuts category for both branded and private label fell well short of consumer sales trends in the first nine months of 2014 and led to lower sales than we expected. We expect sales in the snack nuts category to return to historical norms and patterns of growth in 2015. Third, the U.S. dollar significantly strengthened compared to the Canadian dollar relative to the prior year, partially due to the rapid decline in the price of oil. The average Canadian dollar exchange rate was approximately 6.7% weaker than the same period last year. As a result, the Company experienced higher foreign exchange losses and the Company’s Canadian operations had reduced profitability, as many of their input costs are sourced in the United States.

On July 29, 2014, the Company completed the acquisition of Flagstone from Gryphon Investors and other shareholders. Flagstone purchases, prepares, packages, distributes, and sells branded and private label varieties of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks to retailers in North America. The Company paid approximately $854 million, net of acquired cash, for the business, after considering adjustments for working capital. We expect the acquisition to expand our existing product offerings by allowing the Company to enter into the wholesome snack food category, while also providing more exposure to the perimeter of the store. The acquisition is being accounted for under the acquisition method of accounting. The acquisition was funded through a combination of borrowings under our Revolving Credit Facility, the new $200 million Acquisition Term Loan, and the net proceeds from the issuance of the Company’s common stock (described further below).

Also on July 29, 2014, the Company entered into an Additional Credit Extension Amendment (the “Amendment”) to its Credit Agreement (as defined below) dated as of May 6, 2014, the proceeds of which were used to fund, in part, the acquisition of Flagstone. The Amendment, among other things, provided for the new $200 million senior unsecured Acquisition Term Loan. The Acquisition Term Loan matures on May 6, 2019. The interest rates under the Acquisition Term Loan are based on the Company’s consolidated leverage ratio and are equal to (i) LIBOR, plus a margin ranging from 1.25% to 2.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00%. The Acquisition Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantors (as defined below).

On July 22, 2014, the Company announced that it closed the public offering of an aggregate of 4,950,331 shares of its common stock (the “Shares”), at a price of $75.50 per share. The Company used the net proceeds ($358 million) from the offering of the Shares to fund, in part, the acquisition of Flagstone.

On May 30, 2014, the Company acquired all of the outstanding equity interests of Protenergy from Whitecastle Investments Limited, Whitecap Venture Partners, and others. Protenergy was a privately owned Canadian company that produces carton and recart broths, soups, and gravies, both for private label and corporate brands, and also serves as a co-manufacturer of national brands. The Company paid approximately $140 million, net of acquired cash, for the business, after considering an adjustment for working capital. The acquisition of Protenergy is expected to expand our existing packaging capabilities and enable us to offer customers a full range of soup products, as well as leverage our research and development capabilities in the evolution of shelf stable liquids from cans to cartons. The transaction was financed through borrowings under the Company’s Revolving Credit Facility (as defined below). The acquisition is being accounted for under the acquisition method of accounting.

On May 6, 2014, the Company entered into a new, unsecured Revolving Credit Facility with an aggregate commitment of $900 million and a $300 million Term Loan pursuant to a credit agreement (the “Credit Agreement”). The Revolving Credit Facility matures on May 6, 2019. The Term Loan matures on May 6, 2021. We used the proceeds from the Term Loan and a draw at closing on the Revolving Credit Facility to repay in full amounts, outstanding under the $750 million unsecured revolving credit facility (the “Prior Credit Agreement”). The Credit Agreement replaced the Prior Credit Agreement, and the Prior Credit Agreement was terminated upon the repayment of the amounts outstanding thereunder on May 6, 2014.

On March 11, 2014, the Company issued $400 million in aggregate principal amount of 4.875% 2022 Notes due March 15, 2022, the proceeds of which were intended to extinguish $400 million aggregate principal amount outstanding of the previously issued 7.75% notes due March 1, 2018 (the “2018 Notes”). Due to timing, only $298 million of the proceeds were used in the first quarter to extinguish the 2018 Notes. The remaining proceeds were used to temporarily pay down the Prior Credit Agreement. On April 10, 2014, the Company extinguished the remaining $102 million of 2018 Notes using borrowings under the Prior Credit Agreement.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2014 (3)		2013 (2)		2012 (1)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
			(Dollars in thousands)
Net sales	$2,946,102	100.0%	$2,293,927	100.0%	$2,182,125	100.0%
Cost of sales	2,339,498	79.4	1,818,378	79.3	1,728,215	79.2

Gross profit	606,604	20.6	475,549	20.7	453,910	20.8
Operating expenses:
Selling and distribution	174,602	5.9	134,998	5.9	136,779	6.3
General and administrative	158,793	5.4	121,065	5.3	102,973	4.7
Amortization expense	52,634	1.8	35,375	1.5	33,546	1.5
Other operating expense, net	2,421	0.1	5,947	0.2	3,785	0.2

Total operating expenses	388,450	13.2	297,385	12.9	277,083	12.7

Operating income	218,154	7.4	178,164	7.8	176,827	8.1
Other (income) expense:
Interest expense	42,036	1.4	49,304	2.2	51,609	2.3
Interest income	(990)	—	(2,185)	(0.1)	(643)	—
Loss on foreign currency exchange	13,389	0.5	2,890	0.1	358	—
Loss on extinguishment of debt	22,019	0.7	—	—	—	—
Other expense, net	5,130	0.2	3,245	0.1	1,294	0.1

Total other expense	81,584	2.8	53,254	2.3	52,618	2.4

Income before income taxes	136,570	4.6	124,910	5.5	124,209	5.7
Income taxes	46,690	1.5	37,922	1.7	35,846	1.6

Net income	$89,880	3.1%	$86,988	3.8%	$88,363	4.1%

(1)	The Company acquired Naturally Fresh in 2012.
(2)	The Company acquired Cains and Associated Brands in 2013.
(3)	The Company acquired Protenergy and Flagstone in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales — Net sales increased 28.4% to $2,946.1 million for the year ended December 31, 2014, compared to $2,293.9 million, for the year ended December 31, 2013. Net sales are shown by segment in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
	(Dollars in thousands)
North American Retail Grocery	$2,173,391	$1,642,190	$531,201	32.3%
Food Away From Home	380,069	360,868	19,201	5.3
Industrial and Export	392,642	290,869	101,773	35.0

Total	$2,946,102	$2,293,927	$652,175	28.4%

The increase in net sales was primarily due to the acquisitions of Flagstone and Protenergy, as well as a full year of sales from Cains and Associated Brands (acquired in July 2013 and October 2013, respectively). Volume/mix increases occurred in the beverages (primarily single serve hot beverages), aseptic, and other products categories, partially offset by decreases in the beverage enhancers, dressings, cereals, and jams categories. The increase of 4.0% in volume/mix was partially offset by a 0.9% decrease from unfavorable foreign exchange with Canada.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material and packaging costs, labor costs, facility and equipment costs (including costs to operate and maintain our warehouses), as well as costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales increased slightly to 79.4% in 2014 from 79.3% in the prior year. In 2013, cost of sales included $28.4 million of costs associated with restructurings, facility consolidations, and acquisition and integration related costs, while 2014 included $16.0 million in acquisition and integration related costs. After considering these items, cost of sales as a percentage of net sales was approximately 80 basis points higher in 2014 than 2013. Lower margin business from recent acquisitions and unfavorable exchange rates with Canada offset improved sales mix and operational efficiencies. Overall input costs on a year over year basis were relatively flat.

Operating Costs and Expenses — Operating expenses increased to $388.5 million in 2014 compared to $297.4 million in 2013. The increase in 2014 resulted from the following:

Selling and distribution expenses increased $39.6 million in 2014 compared to 2013. The increase was primarily due to higher distribution and delivery costs resulting from acquisitions and rising freight rates related to increased regulation and tightening carrier capacity. Despite the increase in total costs, as a percentage of net sales, selling and distribution expenses remained consistent at 5.9%.

General and administrative expenses increased $37.7 million in 2014 compared to 2013. The increase was primarily related to acquisitions and general business growth, as well as increases in incentive based compensation expense due to additional employees from acquisitions and Company performance. Included in the increase were additional net year over year costs of $11.6 million from acquisition and integration activities. As a percentage of net sales, general and administrative expenses were marginally higher at 5.4% in 2014, compared to 5.3% in 2013.

Amortization expense increased $17.3 million in 2014 compared to 2013 due primarily to amortization of intangible assets from recent acquisitions.

Other operating expense decreased $3.5 million in 2014 compared to 2013. The decrease was primarily due to reduced costs in 2014 for the soup restructuring and the Seaforth salad dressing plant closure, as the restructuring projects neared their completion. Restructuring costs related to accelerated depreciation were recorded in Cost of sales.

Interest Expense — Interest expense in 2014 was $42.0 million, a decrease of $7.3 million from 2013 due to a decrease in average interest rates after the Company’s debt refinancing that offset increased borrowings for acquisitions.

Interest Income — Interest income of $1.0 million in 2014 related to interest earned on the cash held by our Canadian subsidiaries and gains on investments as discussed in Note 5 to our Consolidated Financial Statements.

Foreign Currency — The impact of fluctuations in foreign currency was considerably more pronounced in 2014, resulting in a loss of $13.4 million in 2014, versus a loss in 2013 of $2.9 million as the U.S dollar strengthened approximately 6.7% over the prior year.

Loss on Extinguishment of Debt — The Company incurred a $22.0 million loss on extinguishment of debt related to the extinguishment of the 2018 Notes.

Other expense (income), net — Other expense was $5.1 million in 2014, versus $3.2 million in 2013, primarily due to a loss on derivative contracts in 2014.

Income Taxes — Income tax expense was recorded at an effective rate of 34.2% for 2014 compared to 30.4% for 2013. The increase in the effective tax rate for the year ended December 31, 2014 as compared to 2013 was attributable to increased acquisition related expenses that are not deductible for tax purposes, and the tax impact of a shift in income to the U.S. from Canada.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 — Results by Segment

North American Retail Grocery

	Year Ended December 31,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$2,173,391	100.0%	$1,642,190	100.0%
Cost of sales	1,714,871	78.9	1,282,253	78.1

Gross profit	458,520	21.1	359,937	21.9
Freight out and commissions	90,131	4.2	65,772	4.0
Direct selling and marketing	41,446	1.9	35,466	2.1

Direct operating income	$326,943	15.0%	$258,699	15.8%

Net sales in the North American Retail Grocery segment increased by $531.2 million, or 32.3%, for the year ended December 31, 2014 compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$1,642,190
Volume/mix	77,530	4.7%
Pricing	(6,931)	(0.4)
Acquisitions	477,039	29.0
Foreign currency	(16,437)	(1.0)

2014 Net sales	$2,173,391	32.3%

The increase in net sales from 2013 to 2014 was due to acquisitions and increased volume/mix, partially offset by the impact of unfavorable exchange rates with Canada. The Company experienced volume/mix gains in the beverages (primarily single serve hot beverages), pickles, and other products categories, partially offset by decreases in the beverage enhancers, cereals, and dressings categories.

Cost of sales as a percentage of net sales increased from 78.1% in 2013 to 78.9% in 2014. Included in 2014 cost of sales was a net year over year increase of $3.8 million in acquisition and integration costs. After considering the net increase, cost of sales as a percentage of net sales increased by 60 basis points as compared to prior year. The lower margins from acquisitions and the impact of foreign exchange were partially offset by improved volume/mix and operating efficiencies. The increase in cost of sales of $432.6 million was primarily due to acquisitions and sales mix.

Freight out and commissions paid to independent brokers increased $24.4 million, or 37.0%, primarily due to acquisitions and rising freight rates.

Direct selling and marketing increased $6.0 million primarily due to acquisitions.

Food Away From Home

	Year Ended December 31,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$380,069	100.0%	$360,868	100.0%
Cost of sales	310,275	81.6	289,366	80.2

Gross profit	69,794	18.4	71,502	19.8
Freight out and commissions	14,224	3.8	12,875	3.6
Direct selling and marketing	8,463	2.2	8,517	2.3

Direct operating income	$47,107	12.4%	$50,110	13.9%

Net sales in the Food Away From Home segment increased by $19.2 million, or 5.3%, for the year ended December 31, 2014 compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$360,868
Volume/mix	(2,465)	(0.7)%
Pricing	1,751	0.5
Acquisitions	22,698	6.3
Foreign currency	(2,783)	(0.8)

2014 Net sales	$380,069	5.3%

Net sales increased in 2014 compared to 2013 primarily as a result of the full year impact of the 2013 Cains acquisition, partially offset by slightly lower volume/mix, and unfavorable exchanges rates with Canada. Volume/mix increases in the aseptic products, beverages (primarily single serve hot beverages), and other products categories, were offset by reductions in the dressings, pickles, and Mexican and other sauces categories.

Cost of sales as a percentage of net sales increased from 80.2% in 2013, to 81.6% in 2014, primarily due to the impact of lower margin sales from acquisitions, higher input costs, and operational inefficiencies at several of our legacy plants. Also leading to a higher cost of sales was the impact of foreign exchange with Canada.

Freight out and commissions paid to independent brokers increased $1.3 million in 2014 compared to 2013. This increase was due to higher costs related to acquisitions and rising freight rates, partially offset by lower volumes. Freight and commissions were 3.8% of net sales, a slight increase from 2013.

Direct selling and marketing expenses were $8.5 million in 2014 and 2013, remaining relatively flat.

Industrial and Export

	Year Ended December 31,
	2014		2013
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$392,642	100.0%	$290,869	100.0%
Cost of sales	313,354	79.8	228,031	78.4

Gross profit	79,288	20.2	62,838	21.6
Freight out and commissions	9,014	2.3	5,244	1.8
Direct selling and marketing	2,165	0.6	1,840	0.6

Direct operating income	$68,109	17.3%	$55,754	19.2%

Net sales in the Industrial and Export segment increased by $101.8 million, or 35.0%, for the year ended December 31, 2014 compared to the prior year. The change in net sales from 2013 to 2014 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2013 Net sales	$290,869
Volume/mix	16,684	5.7%
Pricing	(137)	—
Acquisitions	85,777	29.5
Foreign currency	(551)	(0.2)

2014 Net sales	$392,642	35.0%

The increase in net sales was due to acquisitions and improved volume/mix, partially offset by unfavorable foreign exchange with Canada. Volume/mix for the segment experienced a 5.7% increase compared to 2013, as increases in the beverages category (primarily single serve hot beverages) were partially offset by reductions in the jams, beverage enhancers, and other categories. The increase in single serve hot beverages is the result of the continued rollout of the Company’s single serve coffee products.

Cost of sales, as a percentage of net sales, increased from 78.4% in 2013 to 79.8% in 2014, due to the inclusion of lower margin products from acquisitions and the impact of foreign exchange. Included in cost of sales for 2014 was $1.8 million of incremental acquisition and integration costs, as compared to 2013. Also leading to a higher cost of sales was the impact of foreign exchange.

Freight out and commissions paid to independent sales brokers were $9.0 million in 2014 compared to $5.2 million in 2013. This increase was due to rising freight rates, higher costs associated with acquisitions, additional volume, and increased export sales.

Direct selling and marketing was $2.2 million in 2014 compared to $1.8 million in 2013. As a percentage of net sales, direct selling and marketing remained flat at 0.6% in 2014 and 2013.

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

The increase in net sales was primarily due to the Cains and Associated Brands acquisitions, as well as a full year of sales from Naturally Fresh (acquired in April 2012). Pricing during the year was offset by reductions in volume/mix, primarily in the soup, aseptic, pickles, and dry dinners categories. The reductions in volume/mix were partially offset by increases in the beverages (primarily single serve hot beverages) and Mexican sauces categories.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material and packaging costs, labor costs, facility, and equipment costs (including costs to operate and maintain our warehouses), as well as costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.3% in 2013 from 79.2% in the prior year. Contributing to the increase in cost of sales, as a percent of net sales, was an incremental $16.1 million of costs associated with restructurings, facility consolidations, and acquisitions as compared to 2012, as well as higher cost of sales associated with the Cains and Associated Brands businesses. Overall input costs on a year over year basis were relatively flat.

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

The increase in net sales from 2012 to 2013 was due to acquisitions, increased volume/mix, and pricing. Overall North American Retail Grocery volume (in pounds) decreased from 2012, as heavier products like soup, pickles, and dry dinners were offset by lighter products such as single serve hot beverages. This shift in mix resulted in an overall increase in volume/mix of 0.7% in 2013. Losses in the soup category, resulting from the partial loss of business from a customer, were the most significant and accounted for approximately a 3.1% loss in volume/mix. The remaining categories accounted for a 3.8% increase in volume/mix.

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

The increase in net sales was due to acquisitions, partially offset by pricing. Volume/mix for the segment experienced a slight increase, as increases in the beverages category (primarily single serve hot beverages) were partially offset by reductions in the soup and infant feeding and beverage enhancers categories.

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

Known Trends and Uncertainties

The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. While the increases or decreases in our input costs varied among the categories, our input costs were relatively flat on an overall basis from 2013 to 2014. However, we expect these costs to continue to be volatile with an overall long-term upward trend. We manage the impact for cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

The U.S. retail food industry has continued to bifurcate from traditional food retailers (those who carry a full array of refrigerated, frozen, and shelf stable products) to specialty retailers (which cater to consumers who migrate to either end of the value spectrum). These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value for their food purchases, or catering to consumers looking for the highest quality ingredients, unique packaging, or products to satisfy particular dietary needs. Additionally, consumers are eating less formal meals and are instead snacking or grazing. Coincident with this trend is a gradual change in the types of food desired. For example, consumers appear to be more interested in foods described as being “better for you,” which include fresh or freshly prepared foods, and natural, organic, or specialty foods, most of which are located at the perimeter of the store. Another trend in the market place is the increase in the number of shopping trips consumers are making and channels that consumers are frequenting. For example, consumers are more willing to visit three or more stores or channels to complete their shopping. This trend puts pressure on food manufacturers to produce the right product and to provide the product in the right size and place. We believe we have the necessary resources available to address these trends and to continue to focus on consumer’s needs. This changing behavior has prompted us to develop new formulations, packaging, and sizes to meet customer and consumer needs.

During 2014, the U.S. dollar strengthened, resulting in higher input costs for Canadian produced products, as many of the inputs are sourced in the United States. Based on available information, the Company believes the U.S. dollar may continue to strengthen throughout 2015, resulting in further foreign exchange losses. The Company estimates the impact on input costs to be approximately $2 million for each one cent change in the exchange rate between the U.S. and Canadian dollars. In addition to higher input costs, the Company is impacted by the re-measurement of the Canadian dollar denominated intercompany loans and the translation of the Canadian dollar financial statements.

Competitive Environment

There has been significant consolidation in the retail grocery and foodservice industries in recent years resulting in mass merchandisers and non-traditional grocers, such as those offering a limited assortment of products, to gain market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer, large customers. There can be no assurance that we will be able to keep our existing customers, or gain new customers. As the consolidation of the retail grocery and foodservice industry continues, we could lose sales and profits if any one or more of our existing customers were to be sold or if limited assortment stores reduce the variety of products that we sell.

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

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses, acquisitions, and managing its capital structure on a short and long-term basis. Over the last three years, the Company has generated $633.2 million in cash flow from operating activities due to strong earnings and by focusing on working capital management. If we need additional borrowings in the future, we believe that we have adequate availability under our Revolving Credit Facility. Approximately $334.7 million was available under the Revolving Credit Facility as of December 31, 2014. See Note 11 to our Consolidated Financial

Statements for additional information regarding our Revolving Credit Facility. The Company does not believe the devaluation of the Canadian dollar relative to the U.S. dollar will materially impact cash flows from operations or liquidity, as the Company’s sales to Canadian customers contributed approximately 11.3% of net sales during 2014.

Cash flows from operating activities:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$89,880	$86,988	$88,363
Depreciation & amortization	115,915	108,642	98,215
Stock-based compensation	25,067	16,118	12,824
Deferred income taxes	8,101	(11,894)	5,724
Loss on extinguishment of debt	22,019	—	—
Changes in operating assets and liabilities, net of acquisitions	(57,017)	11,693	(4,112)
Other	7,992	5,143	3,545

Net cash provided by operating activities	$211,957	$216,690	$204,559

Our cash provided from operations was $212.0 million in 2014, compared to $216.7 million in 2013, a decrease of $4.7 million. The decrease in cash provided by operations was primarily due to increased cash used for working capital that offset higher levels of net income, after considering the non-cash loss on extinguishment of debt and higher amortization from acquisitions. Working capital usage increased by approximately $68.7 million compared to 2013. The year over year change was primarily due to the timing of vendor payments and increased cash used for inventories. The Company’s investment in inventory was driven by the continued expansion of the single serve hot beverage program and positioning inventory throughout the network to better serve customers as we continue to grow. Also contributing to operating cash flows was increased volume/mix and lower interest expense.

Cash provided by operating activities is used to pay down debt and pay for additions to property, plant, and equipment.

Cash flows from investing activities:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Additions to property, plant, and equipment	$(88,575)	$(74,780)	$(70,277)
Additions to intangible assets	(10,643)	(6,403)	(9,243)
Purchase of investments	(584)	(8,140)	—
Proceeds from sale of investments	63	165	—
Cash outflows for acquisitions, less cash acquired	(993,009)	(218,652)	(29,955)
Proceeds from sale of fixed assets	2,842	960	113

Net cash used in investing activities	$(1,089,906)	$(306,850)	$(109,362)

In 2014, cash used in investing activities increased by $783.1 million compared to 2013, primarily due to the acquisition of Flagstone in the third quarter of 2014 and the acquisition of Protenergy in the second quarter of 2014 for $854 million and $140 million, respectively. During 2013, the Company acquired Associated Brands and Cains for $181.9 million and $35 million, respectively. Additionally, increases in investments in property, plant and equipment in 2014 were only partially offset by the sale of fixed assets and a decrease in the purchase of investments.

We expect capital spending programs to be approximately $120.0 million in 2015. Capital spending in 2015 will focus on food safety, quality, productivity improvements, continued implementation of an ERP system, and routine equipment upgrades or replacements at our plants.

Cash flows from financing activities:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net borrowing (repayment) of debt	$511,805	$42,000	$(4,743)
Payments of deferred financing costs	(13,712)	—	—
Payment of debt premium for extinguishment of debt	(16,693)	—	—
Net proceeds from issuance of stock	358,364	—	—
Excess tax benefits from stock-based compensation	17,593	4,372	2,657
Net receipts (payments) related to stock based award activities	27,832	1,291	(3,879)
Other	—	(1,945)	—

Net cash provided by (used in) financing activities	$885,189	$45,718	$(5,965)

Net cash flow provided by financing activities was $885.2 million in 2014 compared to $45.7 million provided by financing activities in 2013. The change was mainly attributable to the stock issuance and increased net borrowings related the acquisitions of Flagstone and Protenergy. During 2014, the Company issued stock and incurred additional borrowings to fund the acquisition of Flagstone. Furthermore, the Company borrowed additional funds to finance the acquisition of Protenergy, which, combined with the borrowings related to Flagstone, substantially exceeded net borrowings for acquisitions in the prior year. During the current period, the Company also refinanced its Prior Credit Agreement and extinguished the 2018 Notes, resulting in the payment of deferred financing fees and a premium to extinguish the 2018 Notes. Another contributor to the increase in cash provided by financing activities was the higher level of equity awards as compared to the prior period, resulting in the net receipt of $45.4 million of cash.

The Company contributed $4.1 million, $5.3 million, and $4.2 million in 2014, 2013, and 2012, respectively, to its pension plan, and expects to make contributions of approximately $1.6 million in 2015.

The earnings of our Canadian operations generate a portion of the Company’s cash. The Company asserts that these earnings are indefinitely reinvested in Canada and, accordingly, are not available to fund U.S. operating activities. As of December 31, 2014, there was $31.6 million of cash and cash equivalents held by our Canadian subsidiaries that was not available to fund operations in the U.S. If the cash held in Canada was repatriated, the Company would need to accrue and pay taxes on the repatriated funds. These funds will be used for general corporate purposes in Canada, including capital projects and acquisitions. We do not believe that the indefinite reinvestment of these funds in Canada impairs our ability to meet our debt or working capital obligations.

Seasonality

In the aggregate, our sales do not vary significantly by quarter but are slightly weighted towards the second half of the year, particularly in the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, and hot cereal, all of which have higher sales in the first and fourth quarters. Additionally, sales of soup and snack nuts are highest in the fourth quarter. Warmer weather products such as dressings and pickles typically have higher sales in the second quarter, while drink mixes show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are highest in the second and third quarters due to inventory builds, while cash flow is highest in the first and fourth quarters following the seasonality of our sales.

Sources of Capital

	December 31,
	2014	2013
	(In thousands)
Revolving Credit Facility	$554,000	$—
Prior Credit Agreement	—	535,000
Term Loan	298,500	—
Acquisition Term Loan	197,500	—
2018 Notes	—	400,000
2022 Notes	400,000	—
Tax increment financing and other debt	9,861	5,496

Total debt outstanding	1,459,861	940,496
Stockholder’s equity	1,759,257	1,273,118

Total capital resources	$3,219,118	$2,213,614

On May 6, 2014, the Company entered into a new five year unsecured Revolving Credit Facility with an aggregate commitment of $900 million and a $300 million senior unsecured seven year Term Loan pursuant to the new Credit Agreement. The proceeds from the Term Loan and a draw at closing on the Revolving Credit Facility were used to repay in full the amounts outstanding under the $750 million Prior Credit Agreement. The Credit Agreement replaced the Prior Credit Agreement, and the Prior Credit Agreement was terminated upon the repayment of the amounts outstanding thereunder on May 6, 2014.

On July 29, 2014, the Company entered the Amendment to its Credit Agreement dated as of May 6, 2014. The Amendment, among other things, provided for the new $200 million senior unsecured Acquisition Term Loan, the proceeds of which were used to fund, in part, the acquisition of Flagstone.

The Revolving Credit Facility, Term Loan, and Acquisition Term Loan are known collectively as the “Credit Facility.” The Company is in compliance with all applicable covenants as of December 31, 2014. From an interest coverage ratio perspective, the Company’s ratio is nearly 136.0% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 3.0% below the maximum level (where the maximum level was not increased in the event of an acquisition). At this time next year, assuming no acquisitions, the Company expects that its leverage ratio will be nearly 25.0% below the maximum level, indicating another year of strong cash flows. The Company’s average interest rate on debt outstanding under the Credit Facility for the year ended December 31, 2014 was 1.59%.

Revolving Credit Facility — As of December 31, 2014, $334.7 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. The Revolving Credit Facility matures on May 6, 2019. In addition, as of December 31, 2014, there were $11.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included in the calculation of available credit. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 2.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio.

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect subsidiaries, Bay Valley, Sturm Foods, and S.T. Foods, in addition to certain legal entities acquired in the acquisition of Flagstone, which were added in the third quarter: American Importing Company, Inc., Ann’s House of Nuts, Inc., and Snack Parent Corporation, and certain other subsidiaries that may become guarantors in the future (the aforementioned entities are known collectively as the “Guarantors”). The Revolving Credit Facility contains various financial and restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio.

Term Loan — On May 6, 2014, the Company entered into a $300 million senior unsecured Term Loan pursuant to the same Credit Agreement used for the Revolving Credit Facility. The Term Loan matures on May 6, 2021. The interest rates applicable to the Term Loan are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%. Payments are due on a quarterly basis starting September 30, 2014. The Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantors.

Acquisition Term Loan — On July 29, 2014, the Company entered into a $200 million unsecured Acquisition Term Loan pursuant to the same Credit Agreement used for the Revolving Credit Facility. The Acquisition Term Loan matures on May 6, 2019. The interest rates applicable to the Acquisition Term Loan are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 2.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00%. Payments are due on a quarterly basis starting September 30, 2014. The Acquisition Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantors.

2022 Notes —On March 11, 2014, the Company completed its underwritten public offering of $400 million in aggregate principal amount of 4.875% 2022 Notes due March 15, 2022. The net proceeds of $394 million ($400 million less underwriting discount of $6 million, providing an effective interest rate of 4.99%) were intended to be used to extinguish the 2018 Notes. Due to timing, only $298 million of the proceeds were used in the first quarter to extinguish the 2018 Notes. The remaining proceeds were used to temporarily pay down the Prior Credit Agreement. On April 10, 2014, the Company extinguished the remaining $102 million of 2018 Notes using borrowings under the Prior Credit Agreement. The Company issued the 2022 Notes pursuant to an Indenture between the Company, the Guarantors, and the Trustee.

The indenture covering the 2022 Notes (the “Indenture”) provides, among other things, that the 2022 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2022 Notes are fully and unconditionally, as well as jointly and severally, guaranteed on a senior unsecured basis by the Guarantors, in addition to any future domestic subsidiaries that guarantee or become borrowers under its credit facility, or guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries. Interest is payable on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes will mature on March 15, 2022.

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

Subject to certain limitations, in the event of a change in control of the Company, the Company will be required to make an offer to purchase the 2022 Notes at a purchase price equal to 101% of the principal amount of the 2022 Notes, plus accrued and unpaid interest.

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) pay dividends or make other payments (except for certain dividends and payments to the Company and certain subsidiaries of the Company), (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates, and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future, the 2022 Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the 2022 Notes for so long as the 2022 Notes are rated investment grade by the two rating agencies.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2014:

Indebtedness, Purchase, and Lease Obligations

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
	(In thousands)
Revolving Credit Facility (1)	$597,130	$9,926	$19,852	$567,352	$—
Term Loan (2)	343,418	10,272	20,323	20,029	292,794
Acquisition Term Loan (3)	214,619	11,796	27,973	174,850	—
2022 Notes (4)	546,250	19,500	39,000	39,000	448,750
Capital lease obligations (5)	8,819	3,930	4,446	300	143
Purchasing obligations (6)	538,960	501,802	25,412	7,766	3,980
Operating leases (7)	126,614	24,749	40,798	22,269	38,798
Benefit obligations (8)	37,766	3,217	6,561	7,380	20,608
Deferred compensation (9)	10,901	541	762	4,700	4,898
Unrecognized tax benefits (10)	9,154	655	6,334	1,175	990
Tax increment financing (11)	1,853	380	761	712	—

Total	$2,435,484	$586,768	$192,222	$845,533	$810,961

(1)	The Revolving Credit Facility includes an obligation of $554.0 million of principal outstanding as of December 31, 2014. The principal is due May 6, 2019. The Revolving Credit Facility has interest at an average rate of 1.79% at December 31, 2014. (See Note 11 to our Consolidated Financial Statements for additional information)
(2)	The Term Loan includes an obligation of $298.5 million of principal outstanding as of December 1, 2014. The Term Loan matures on May 6, 2021. The Term Loan has interest at an average rate of 2.45% at December 31, 2014. (See Note 11 to our Consolidated Financial Statements for additional information)
(3)	The Acquisition Term Loan includes an obligation of $197.5 million of principal outstanding as of December 31, 2014. The Acquisition Term Loan has interest at an average rate of 2.20% at December 31, 2014. The Acquisition Term Loan matures on May 6, 2019. (See Note 11 to our Consolidated Financial Statements for additional information)
(4)	The 2022 Notes include an obligation of $400 million of principal. The 2022 Notes have an interest rate of 4.875% and mature on March 15, 2022. (See Note 11 to our Consolidated Financial Statements for additional information)
(5)	Payments required under long-term capital lease contracts.
(6)

Purchasing obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are a part of our production process.
(7)	In accordance with generally accepted accounting principles in the United States of America (“GAAP”), the accompanying balance sheets do not reflect operating lease obligations. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.
(8)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.
(9)	Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.
(10)	The unrecognized tax benefit long-term liability recorded by the Company is $9.2 million at December 31, 2014. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrealized tax benefit included in the tabular reconciliation (See Note 10 to our Consolidated Financial Statements for additional information) is approximately $13.2 million. The difference between the gross unrecognized tax benefit and the amount per the Contractual Obligations — Indebtedness, Purchase and Lease Obligations table is due to the inclusion above of corollary positions, interest, penalties, as well as the impact of state taxes on the federal tax liability. Deferred tax liabilities are excluded from the table due to uncertainty in their timing.
(11)	Tax increment financing obligation includes principal and interest payments based on an interest rate of 7.16%. Final payment is due May 1, 2019. (See Note 11 to our Consolidated Financial Statements for additional information)

In addition to the commitments set forth in the above table, at December 31, 2014, the Company had $11.3 million in letters of credit, the majority of which related to the Company’s workers’ compensation program.

Off-Balance Sheet Arrangements

The Company does not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases and letters of credit, which neither have nor are reasonably likely to have a material effect on the Consolidated Financial Statements.

Other Commitments and Contingencies

The Company also has the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations, and tax audits:

•	certain lease obligations, and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims, and other casualty losses.

See Note 19 to our Consolidated Financial Statements for more information about the Company’s commitments and contingent obligations.

Critical Accounting Policies

Critical accounting policies are defined as those most important to the portrayal of a company’s financial condition and results, and require the most difficult, subjective, or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for the application of our judgment. In certain circumstances, however, the preparation of the Consolidated Financial Statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to the Consolidated Financial Statements for a detailed discussion of significant accounting policies.

Accounts Receivable Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. This allowance is based on a combination of historical rolling twelve month average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $21.8 million and $14.9 million, at December 31, 2014 and 2013, respectively.

Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method and Flagstone inventories are valued using the weighted average costing approach, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. These valuations have been reduced by an allowance for obsolete and defective products and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimates of future demand, changes in formulas and packaging materials, and inferior product. The Company’s allowances were $18.0 million and $12.5 million at December 31, 2014 and 2013, respectively.

Goodwill and Intangible Assets — Goodwill and intangible assets totaled $2,384.3 million as of December 31, 2014, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized. For purposes of goodwill impairment testing goodwill has been allocated to the following reporting units:

Reporting Unit	Goodwill at December 31, 2014 (In thousands)
North American Retail Grocery – U.S.	$769,857
North American Retail Grocery – Flagstone	505,559
North American Retail Grocery – Canada	164,060
Food Away From Home – U.S.	81,266
Food Away From Home – Canada	13,157
Industrial – U.S.	134,086

Total	$1,667,985

The Company’s reporting units are based on the components one level below our operating and reportable segments. No components have been aggregated.

We evaluate indefinite lived trademarks and goodwill for impairment annually in the fourth quarter, or more frequently, if other events occur, to ensure that fair value continues to exceed the related book value. An indefinite lived trademark is impaired if its book value exceeds fair value. Goodwill impairment exists if the book value of a reporting unit exceeds its fair value. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value, which is generally based on its discounted future cash flows. Future business results could affect the evaluation of our goodwill and intangible assets.

The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2014. Our assessment did not result in an impairment. We have ten reporting units, six of which contain goodwill totaling $1,668.0 million. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied, with the weighted average of all discount rates approximating the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the six reporting units with goodwill, all have fair values in excess of their carrying values (between 10% and 132%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

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

We reviewed our indefinite lived intangible assets, which include our trademarks totaling $29.0 million, using the relief from royalty method. Significant assumptions include the royalty, growth, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. Our analysis resulted in no impairment. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Our analysis resulted in fair values that are in excess of the asset’s carrying value by 35% to 149%. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We evaluate amortizable intangible assets, which primarily include customer relationships and trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its fair value, which is generally based on discounted future cash flows. No impairment was identified and the Company concluded no changes are necessary to the remaining useful lives or values of the remaining amortizable intangible assets as of December 31, 2014.

Purchase Price Allocation — We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangible assets, and liabilities assumed are assigned a portion of the purchase price of the acquired company, normally equal to their fair values at the date of acquisition. While each acquisition is different, the Company typically identifies customer lists, formulas, and trade names as identifiable intangible assets, with the majority of value being allocated to customer lists. The excess of the purchase price of the acquired company over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed, is recorded as goodwill. We record the initial purchase price allocation based on an evaluation of information and estimates available at the date of the financial statements. For example, during 2014 we acquired Flagstone and Protenergy for approximately $994.3 million, net of cash acquired, in the aggregate. We allocated $66.6 million to receivables, $166.5 million to inventory, $73.5 million to property, plant, and equipment, $281.2 to customer relationships, $6.3 million to trade names, $2.5 million to supplier relationships, $2.0 million to formulas, $3.2 million to software, $10.8 million to other assets, $556.4 million to goodwill, and $174.8 million to assumed liabilities, in the aggregate. As final information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair value of assets and liabilities differ from their preliminary purchase price allocations, such differences would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair value of individual assets acquired and liabilities assumed, including quoted market prices, forecasted future cash flows, net realizable values, estimates of the present value of required payments, and determination of remaining useful lives.

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

Stock-Based Compensation — Income before income taxes, for the years ended December 31, 2014 and December 31, 2013, included share-based compensation expense for employees and directors of $25.1 million and $16.1 million, respectively.

The fair value of stock options, restricted stock, restricted stock unit awards, and performance units (the “Awards”) is determined on the date of grant. Stock options are valued using a Black Scholes model. Performance units and all other restricted stock and restricted stock unit awards are valued using the closing price of the Company’s stock on the date of grant. Stock-based compensation expense, as calculated and recorded, could have been impacted if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. Expected volatilities are based on historical volatilities of the Company’s stock price. The Company has estimated that certain employees will complete the required service conditions associated with the Awards. For all other employees, the Company estimates forfeitures as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based the expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. Under this approach, the expected term is 6 years. The assumptions used to calculate the stock option and restricted stock awards granted in 2014 are presented in Note 14 to the Consolidated Financial Statements.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers compensation claims, and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors that contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2014 and 2013, we recorded accrued liabilities related to these retained risks of $14.7 million and $13.3 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history, and cost trends could result in substantially different results in the future.

Employee Benefit Plan Costs — We provide a range of benefits to our employees, including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates, and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by GAAP, the effect of the modifications is generally recorded and amortized over future periods. Different assumptions that we make could result in the recognition of different amounts of expense over different periods.

Our current asset mix guidelines, under our investment policy as written by our investment committee (the “Investment Committee”), target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2014, our master trust was invested as follows: equity securities of 59.7%; fixed income securities of 40.2%; and cash and cash equivalents of 0.1%.

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

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 4.25% at December 31, 2014. If the discount rate were one percent higher, the pension plan liability would have been approximately 12.7%, or $8.6 million lower, as of December 31, 2014. If the discount rate were one percent lower, the pension plan liability would have been approximately 16.0%, or $10.9 million higher, as of December 31, 2014.

See Note 16 to our Consolidated Financial Statements for more information regarding our employee pension and retirement benefit plans.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements.

Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by GAAP. We believe that these measures provide useful information to the users of the financial statements as we also have included these measures in other communications and publications.

For each of these non-GAAP financial measures, we provide a reconciliation between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why management believes the non-GAAP measure provides useful information to financial statement users, and any additional purposes for which management uses the non-GAAP measure. This non-GAAP financial information is provided as additional information for the financial statement users and is not in accordance with or an alternative to GAAP. These non-GAAP measures may be different from similar measures used by other companies.

Diluted EPS, Adjusting for Certain Items Affecting Comparability

The adjusted earnings per share data shown below reflects adjustments to reported earnings per share data to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, and related costs, debt refinancing costs, or facility closings and reorganizations, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation for management, or in determining earnings estimates.

The reconciliation of diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Consolidated Statements of Income, is as follows:

	Twelve Months Ended December 31
	2014	2013
	(unaudited)
Diluted EPS as reported	$2.23	$2.33
Acquisition, integration, and related costs	0.65	0.24
Debt refinancing costs	0.39	—
Foreign currency loss on translation of intercompany notes	0.17	0.03
Mark-to-market adjustments	0.05	(0.02)
Restructuring/facility consolidation costs	0.04	0.53
Loss on investment	—	0.08

Adjusted EPS	$3.53	$3.19

During 2014, the Company entered into transactions that affected the year over year comparison of its financial results that include the acquisitions of Flagstone and Protenergy, debt refinancing, foreign currency losses on intercompany notes, mark to market adjustments, and restructuring costs.

The Company acquired two entities in 2014 that were substantially larger than the two entities acquired in 2013, leading to an increase in year over year acquisition and integration costs.

During 2014 the Company incurred $22.2 million of costs related to debt refinancing activities completed during the year, while in 2013 there were no debt refinancing activities.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency losses of $10.4 million in 2014 versus $1.7 million in the prior year to re-measure the loans at year end. The increase is due to the devaluation of the Canadian dollar versus the U.S. dollar in 2014 versus 2013. These charges are non-cash and the loans are eliminated in consolidation.

The Company’s derivative contracts are marked to market each period with the changes being recorded in the Consolidated Statements of Income. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized.

As the Company continues to grow, consolidation or restructuring activities are necessary. During 2014, the Company incurred approximately $2.4 million in costs versus $28.4 million last year, as the projects are near completion.

Adjusted EBITDA, Adjusting for Certain Items Affecting Comparability

Adjusted EBITDA represents adjusted net income before interest expense, income tax expense, depreciation and amortization expense, non-cash stock based compensation expense, and other items that, in management’s judgment, significantly affect the assessment of operating results between periods. Adjusted EBITDA is a performance measure used by management, and the Company believes it is commonly reported and widely used by investors and other interested parties, as a measure of a company’s operating performance.

The following table reconciles the Company’s net income as presented in the Consolidated Statements of Income, the relevant GAAP measure, to Adjusted net income (used for Adjusted EPS) and Adjusted EBITDA for the twelve months ended December 31, 2014 and 2013:

	Twelve Months Ended December 31
	2014	2013
	(unaudited in thousands)
Net income as reported	$89,880	$86,988
Stock-based compensation expense	25,067	16,118
Foreign currency loss on translation of intercompany notes (1)	10,430	1,699
Mark-to-market adjustments (2)	3,054	(937)
Acquisition, integration, and related costs (3)	36,384	12,927
Debt refinancing costs (4)	22,189	—
Restructuring/facility consolidation costs (5)	2,421	28,363
Loss on investment	—	4,470
Less: Taxes on adjusting items	(47,551)	(30,441)

Adjusted net income	$141,874	$119,187

Interest expense	42,036	49,304
Interest income	(990)	(2,185)
Income taxes	46,690	37,922
Depreciation and amortization (6)	111,649	88,743
Add: Taxes on adjusting items	47,551	30,441

Adjusted EBITDA	$388,810	$323,412

(1)	Foreign currency loss on translation of intercompany notes is included in the Loss on foreign currency exchange line of the Consolidated Statements of Income, and totaled $10.4 million and $1.7 million for the twelve months ended December 31, 2014 and 2013, respectively.
(2)	Mark-to-market adjustments included in the Other expense, net line of the Consolidated Statements of Income, totaled $3.1 million and $(0.9) million for the twelve months ended December 31, 2014 and 2013, respectively.
(3)	Acquisition, integration, and related costs included in the General and administrative expense line of the Consolidated Statements of Income totaled $18.3 million and $6.7 million for the twelve months ended December 31, 2014 and 2013, respectively. Acquisition, integration, and related costs included in the Cost of sales line of the Consolidated Statements of Income totaled $16.0 million and $6.2 million for the twelve months ended December 31, 2014 and 2013, respectively. Acquisition, integration, and related costs included in the Selling and distribution line of the Consolidated Statements of Income and the Other expense, net line of the Consolidated Statements of Income were $0.2 million and $1.9 million, respectively, for the twelve months ended December 31, 2014.
(4)	Debt refinancing costs included in the Loss on extinguishment of debt line of the Consolidated Statements of Income and the General and administrative expense line of the Consolidated Statements of Income were $22.0 million and $0.2 million, respectively, for the twelve months ended December 31, 2014.
(5)	Restructuring/facility consolidation costs included in the Cost of sales line of the Consolidated Statements of Income totaled $22.2 million for the twelve months ended December 31, 2013. Restructuring/facility consolidation costs included in the Other operating expense, net line of the Consolidated Statements of Income, totaled $2.4 million and $6.2 million for the twelve months ended December 31, 2014 and 2013, respectively.
(6)	Depreciation and amortization excludes $4.3 million of accelerated depreciation charges that are included in the Acquisition, integration, and related costs line of the Adjusted EBITDA reconciliation for the twelve months ended December 31, 2014. Depreciation and amortization excludes $19.9 million of accelerated depreciation charges that are included in the Restructuring/facility consolidation costs line of the Adjusted EBITDA reconciliation for the twelve months ended December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

Our exposure to market risk for changes in interest rates relates primarily to the amount of interest expense we expect to pay with respect to our Revolving Credit Facility, Term Loan, and Acquisition Term Loan, known collectively as the “Credit Facility”, which is tied to variable market rates including LIBOR and prime interest rates. Based on our outstanding variable debt balance of $1,050.0 million under our Credit Facility as of December 31, 2014, each 1% rise in our average interest rate would increase our interest expense by approximately $10.5 million annually.

Commodity Price Risk

Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the balance sheet of the Company. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio (inclusive of contracts that qualify for the normal purchases and normal sales scope exception). Based on our analysis, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the portfolio by $18.6 million and $(18.6) million, respectively. We do not utilize financial instruments for trading purposes.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. While the increases or decreases in the price of our input costs varied amongst the categories, our input costs were relatively flat on an overall basis from 2013 to 2014. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

We use a significant volume of fruits, vegetables, and nuts (following the acquisition of Flagstone) in our operations as raw materials. Certain of these fruits and vegetables are purchased under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area. If we were unable to buy the fruits and vegetables from our local suppliers, we would purchase them from more distant locations, including other locations within the United States, Mexico, or India, which may increase our production costs. Nuts are sourced globally, as needed, using purchase orders from a variety of suppliers, giving the Company greater flexibility to meet changing customer demands. When entering into contracts for input costs, the Company generally seeks contract lengths between six and twelve months.

Changes in the prices of our products may lag behind changes in the costs of our products. Competitive pressures also may limit our ability to raise prices quickly in response to increased raw materials, packaging, fuel, and energy costs. Accordingly, if we are unable to increase our prices to offset increasing costs, our operating profits and margins could be materially affected. In addition, in instances of declining input costs, customers may be looking for price reductions in situations where we have locked into pricing at higher costs.

Fluctuations in Foreign Currencies

The Company has operations in Canada, where the functional currency is the Canadian dollar. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. For example, a significant portion of the Company’s Canadian operations purchase their inputs and packaging materials in U.S. dollars, resulting in higher costs as the U.S. dollar strengthens as compared to the Canadian dollar. The Company estimates the impact on input costs to be approximately $2 million for each one cent change in the exchange rate between the U.S. and Canadian dollars. For the year ended December 31, 2014, the Company recognized a loss of $13.4 million in the foreign exchange line of the Consolidated Statements of Income.

The Company’s financial statements are presented in U.S. dollars, which require the Canadian assets, liabilities, revenues, and expenses to be translated into U.S. dollars at the applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position. For the year ended December 31, 2014, the Company recognized a translation loss of $26.6 million as a component of Accumulated other comprehensive loss.

During 2014, the U.S. dollar strengthened, resulting in the losses described above. The devaluation of the Canadian dollar, in management’s view, is correlated to the reduced price of oil. The average exchange rate between the U.S. and Canadian dollars has resulted in the U.S. dollar strengthening approximately 6.7% over the average rate in 2013. Additionally, the exchange rate at December 31, 2014 shows that the U.S. dollar strengthened approximately 8.0% as compared to the rate at December 31, 2013. Lastly, based on available information, the Company believes the U.S. dollar may continue to strengthen throughout 2015, resulting in further foreign exchange losses.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements for 2014 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 19, 2015

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$51,981	$46,475
Investments	9,148	8,680
Receivables, net of allowance for doubtful accounts of $1,333 and $405	233,656	152,763
Inventories, net	594,098	405,698
Deferred income taxes	35,564	21,909
Prepaid expenses and other current assets	24,989	14,164

Total current assets	949,436	649,689
Property, plant, and equipment, net	543,778	462,275
Goodwill	1,667,985	1,119,204
Intangible assets, net	716,298	475,756
Other assets, net	25,507	14,130

Total assets	$3,903,004	$2,721,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$296,860	$238,813
Current portion of long-term debt	14,373	1,551

Total current liabilities	311,233	240,364
Long-term debt	1,445,488	938,945
Deferred income taxes	319,454	228,569
Other long-term liabilities	67,572	40,058

Total liabilities	2,143,747	1,447,936
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 90,000 shares authorized, 42,663 and 36,493 shares issued and outstanding, respectively	427	365
Additional paid-in-capital	1,177,342	748,577
Retained earnings	645,819	555,939
Accumulated other comprehensive loss	(64,331)	(31,763)

Total stockholders’ equity	1,759,257	1,273,118

Total liabilities and stockholders’ equity	$3,903,004	$2,721,054

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$2,946,102	$2,293,927	$2,182,125
Cost of sales	2,339,498	1,818,378	1,728,215

Gross profit	606,604	475,549	453,910
Operating expenses:
Selling and distribution	174,602	134,998	136,779
General and administrative	158,793	121,065	102,973
Amortization expense	52,634	35,375	33,546
Other operating expense, net	2,421	5,947	3,785

Total operating expenses	388,450	297,385	277,083

Operating income	218,154	178,164	176,827
Other expense (income):
Interest expense	42,036	49,304	51,609
Interest income	(990)	(2,185)	(643)
Loss on foreign currency exchange	13,389	2,890	358
Loss on extinguishment of debt	22,019	—	—
Other expense, net	5,130	3,245	1,294

Total other expense	81,584	53,254	52,618

Income before income taxes	136,570	124,910	124,209
Income taxes	46,690	37,922	35,846

Net income	$89,880	$86,988	$88,363

Net earnings per basic share	$2.28	$2.39	$2.44
Net earnings per diluted share	$2.23	$2.33	$2.38
Weighted average shares — basic	39,348	36,418	36,155
Weighted average shares — diluted	40,238	37,396	37,118

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$89,880	$86,988	$88,363

Other comprehensive (loss) income:
Foreign currency translation adjustments	(26,637)	(22,682)	8,261
Pension and postretirement reclassification adjustment (1)	(5,931)	7,451	(2,700)
Derivative reclassification adjustment (2)	—	108	161

Other comprehensive (loss) income	(32,568)	(15,123)	5,722

Comprehensive income	$57,312	$71,865	$94,085

(1)	Net of tax of $(3,683), $4,592, and $(1,626) for the years ended December 31, 2014, 2013, and 2012, respectively.
(2)	Net of tax of $68 and $101 for the years ended December 31, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid –In Capital	Earnings	Accumulated Other Comprehensive Loss	Equity
	Shares	Amount
Balance, January 1, 2012	35,921	359	714,932	380,588	(22,362)	1,073,517

Net income	—	—	—	88,363	—	88,363
Other comprehensive income	—	—	—	—	5,722	5,722

Comprehensive income						94,085
Equity awards exercised	276	3	(1,213)	—	—	(1,210)
Stock-based compensation	—	—	12,863	—	—	12,863

Balance, December 31, 2012	36,197	362	726,582	468,951	(16,640)	1,179,255

Net income	—	—	—	86,988	—	86,988
Other comprehensive (loss)	—	—	—	—	(15,123)	(15,123)

Comprehensive income						71,865
Equity awards exercised	296	3	5,860	—	—	5,863
Stock-based compensation	—	—	16,135	—	—	16,135

Balance, December 31, 2013	36,493	$365	$748,577	$555,939	$(31,763)	$1,273,118

Net income	—	—	—	89,880	—	89,880
Other comprehensive (loss) income					(32,568)	(32,568)

Comprehensive income						57,312
Shares issued	4,950	50	358,750	—	—	358,800
Equity awards exercised	1,220	12	44,936	—	—	44,948
Stock-based compensation	—	—	25,079	—	—	25,079

Balance, December 31, 2014	42,663	$427	$1,177,342	$645,819	$(64,331)	$1,759,257

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$89,880	$86,988	$88,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,281	73,267	64,669
Amortization	52,634	35,375	33,546
Stock-based compensation	25,067	16,118	12,824
Excess tax benefits from stock-based compensation	(17,593)	(4,372)	(2,657)
Loss on extinguishment of debt	22,019	—	—
Mark to market loss (gain) on derivative contracts	3,051	(937)	1,092
Mark to market gain on investments	(724)	(1,240)	—
Loss on disposition of assets	5,323	1,118	3,786
Deferred income taxes	8,101	(11,894)	5,724
Loss on foreign currency exchange	13,389	2,890	(97)
Write-down of tangible assets	—	1,531	—
Other	4,546	6,153	1,421
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(18,563)	(9,270)	(2,640)
Inventories	(27,187)	(11,387)	(8,263)
Prepaid expenses and other assets	(5,910)	2,656	5,508
Accounts payable, accrued expenses, and other liabilities	(5,357)	29,694	1,283

Net cash provided by operating activities	211,957	216,690	204,559
Cash flows from investing activities:
Additions to property, plant, and equipment	(88,575)	(74,780)	(70,277)
Additions to other intangible assets	(10,643)	(6,403)	(9,243)
Acquisitions, less cash acquired	(993,009)	(218,652)	(29,955)
Proceeds from sale of fixed assets	2,842	960	113
Purchase of investments	(584)	(8,140)	—
Proceeds from sale of investments	63	165

Net cash used in investing activities	(1,089,906)	(306,850)	(109,362)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	938,400	517,250	320,700
Payments under Revolving Credit Facility	(919,400)	(375,250)	(323,500)
Proceeds from issuance of Term Loan and Acquisition Term Loan	500,000	—	—
Payments on Term Loan and Acquisition Term Loan	(4,000)	—	—
Proceeds from issuance of 2022 Notes	400,000	—	—
Payments on 2018 Notes	(400,000)	—	—
Payments on other long-term debt	—	(100,000)	—
Payments on capitalized lease obligations and other debt	(3,195)	(1,945)	(1,943)
Payments of deferred financing costs	(13,712)	—	—
Payment of debt premium for extinguishment of debt	(16,693)	—	—
Net proceeds from issuance of stock	358,364	—	—
Net receipts (payments) related to stock-based award activities	27,832	1,291	(3,879)
Excess tax benefits from stock-based compensation	17,593	4,372	2,657

Net cash provided by (used in) financing activities	885,189	45,718	(5,965)

Effect of exchange rate changes on cash and cash equivalents	(1,734)	(3,490)	1,896
Net increase (decrease) in cash and cash equivalents	5,506	(47,932)	91,128
Cash and cash equivalents, beginning of year	46,475	94,407	3,279

Cash and cash equivalents, end of year	$51,981	$46,475	$94,407

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014, 2013 and 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its 100% owned subsidiaries (“Company,” “we,” “us,” or “our”). All intercompany balances and transactions are eliminated in consolidation. In 2013, as a result of the Associated Brands acquisition, the Company updated its product categories as presented in Note 22. Additionally, in 2014, as a result of the Flagstone acquisition, the Company added a new product category for Snacks. These changes did not require prior period adjustments. See Note 22 for more information.

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

Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2014 and 2013, $31.6 million and $19.3 million, respectively, represents cash held in Canada, in local currency, and is convertible into other currencies. The cash held in Canada is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the LIFO method and Flagstone inventories are valued using the weighted average costing approach, while all of our other inventories are valued using the FIFO method. The costs of finished goods inventories include raw materials, labor, and overhead costs.

Property, plant, and equipment — Property, plant, and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

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

Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment at the reporting unit level using a market and income approach, employing significant assumptions regarding growth, discount rates, and profitability at each reporting unit. The market approach uses a market multiple methodology employing revenues and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and applies a range of multiples to those amounts in determining the indicated fair value. In determining the multiples used in this approach, we obtain the multiples for selected peer companies using the most recent publically available information. Our estimates under the income approach are determined based on a discounted cash flow model. In determining the indicated fair value of each reporting unit, the Company weighs both the market and income approach results, with each approach given equal weighting. The final value is then compared to the carrying value of each reporting unit. If the book value of the reporting unit exceeds its fair value, the goodwill is impaired and written down to fair value.

Stock-Based Compensation — We measure compensation expense for our equity awards at their grant date fair value. The resulting expense is recognized over the relevant service period. See Note 14.

Revenue Recognition — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss transfer to customers, and there is a reasonable assurance of collection of the sales proceeds. Product is shipped FOB shipping point or FOB destination, depending on our agreement with the customer. Sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience.

Accounts Receivable — We provide credit terms to customers generally ranging between 10 and 30 days, perform ongoing credit evaluations of our customers, and maintain allowances for potential credit losses based on historical experience. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.

Income Taxes — The provision for income taxes includes federal, foreign, state, and local income taxes currently payable, and those deferred because of temporary differences between the financial statement and tax bases of

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $80.0 million, $55.3 million, and $61.5 million, for years ended 2014, 2013, and 2012, respectively.

Derivative Financial Instruments — From time to time, we utilize derivative financial instruments including interest rate and commodity swaps, foreign currency contracts, and forward purchase contracts to manage our exposure to interest rate, foreign currency, and commodity price risks. We do not hold or issue financial instruments for speculative or trading purposes. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not designated as hedges according to GAAP must be adjusted to fair value through earnings. For derivative instruments that are designated as cash flow hedges, the effective portion of the gain or loss is reported as Accumulated other comprehensive loss and reclassified into earnings in the same period when the hedged transaction affects earnings. The ineffective gain or loss is recognized in current earnings. Commodity forward contracts generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. For further information about our derivative instruments, see Note 20.

Capital Lease Obligations — Capital lease obligations represent machinery and equipment financing obligations, which are generally payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims, and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors that consider a number of elements, including claims history and expected trends. We develop these accruals with external insurance brokers and actuaries.

Facility Closing and Reorganization Costs — We periodically record facility closing and reorganization charges when we have identified a facility for closure or other reorganization opportunity, developed a plan, and notified the affected employees. These charges are incurred as a component of operating income. See Note 3 for more information.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in the General and administrative line of our Consolidated Statements of Income. Expenditures totaled $12.8 million, $17.5 million, and $11.1 million, for years ended 2014, 2013, and 2012, respectively.

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

Soup restructuring — In August of 2012, following a strategic review of the soup category, the Company announced a restructuring plan that included reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business there and the closure of the Mendota, Illinois soup plant. The restructuring has reduced manufacturing costs by streamlining operations and transferring production from the Mendota plant to the Pittsburgh plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment and ended as of December 31, 2012, with full plant closure in the second quarter of 2013. Total costs of the restructuring are expected to be approximately $28.1 million as detailed below, of which $5.5 million is expected to be in cash. Expenses associated with the restructuring plan are primarily aggregated in the Other operating expense, net line of the Consolidated Statements of Income, with the exception of accelerated depreciation, which is recorded in Cost of sales. This restructuring is substantially complete.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the restructuring costs:

	Soup Restructuring
	Year Ended December 31, 2014	Year Ended December 31, 2013	Cumulative Costs To Date	Total Expected Costs
	(In thousands)
Accelerated depreciation	$—	$15,887	$22,590	$22,590
Severance and outplacement	—	12	769	769
Other closure costs	1,456	1,091	3,127	4,699

Total	$1,456	$16,990	$26,486	$28,058

Seaforth, Ontario, Canada — On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada, and the transfer of production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility was primarily related to the North American Retail Grocery segment and ended in the fourth quarter of 2013, with full plant closure occurring in the first quarter of 2014. Total costs to close the Seaforth facility are expected to be approximately $14.1 million as detailed below, of which $6.2 million is in cash. Expenses incurred associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Consolidated Statements of Income. Certain costs, primarily accelerated depreciation, are recorded in Cost of sales. This restructuring is substantially complete.

Below is a summary of the restructuring costs:

	Seaforth Closure
	Year Ended December 31, 2014	Year Ended December 31, 2013	Cumulative Costs To Date	Total Expected Costs
	(In thousands)
Accelerated depreciation	$—	$2,574	$6,582	$6,582
Severance and outplacement	5	635	2,889	2,889
Other closure costs	890	3,250	4,618	4,618

Total	$895	$6,459	$14,089	$14,089

4.	ACQUISITIONS

Flagstone

On July 29, 2014, the Company acquired all of the outstanding shares of Flagstone, a privately owned U.S. based manufacturer of branded and private label varieties of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks. Flagstone is one of the largest manufacturers and distributors of private label wholesome snacks in North America, and is the largest manufacturer of trail mix in North America. The purchase price was approximately $854 million, net of acquired cash, after adjustments for working capital. The acquisition was financed through a combination of borrowings under our $900 million Revolving Credit Facility, a new $200 million Acquisition Term Loan, and the net proceeds from the issuance of 4,950,331 shares of the Company’s common stock. The acquisition is expected to expand our existing product offerings by allowing the Company to enter into the wholesome snack food category, while also providing more exposure to the perimeter of the store.

The Flagstone acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition in the North American Retail

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grocery and Industrial and Export segments. Included in the Company’s Consolidated Statements of Income are Flagstone’s net sales of approximately $287.3 million and net income of $3.8 million from the date of acquisition through December 31, 2014. Net income was partially offset by integration costs of $10.3 million. At the date of acquisition, the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon fair market values, and is subject to adjustments.

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$902
Receivables	55,640
Inventory	128,224
Property, plant, and equipment	37,154
Customer relationships	231,700
Trade names	6,300
Supplier relationships	2,500
Software	1,755
Formulas	1,600
Other assets	9,497
Goodwill	505,558

Fair value of assets acquired	980,830
Deferred taxes	(65,866)
Assumed liabilities	(59,833)

Total purchase price	$855,131

The Company allocated $231.7 million to customer relationships and $6.3 million to trade names, each of which have an estimated life of 15 years. The Company allocated $1.6 million to recipes and formulas, which have an estimated life of 5 years. The Company allocated $1.8 million to capitalized software with an estimated life of 1 year. The aforementioned intangibles will be amortized on a straight line basis. The Company allocated $2.5 million to supplier relationships, which will be amortized in a method reflecting the pattern in which the economic benefits of the intangible asset are consumed over the period of one year. The Company has preliminarily allocated all $505.6 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities related to Flagstone’s product offerings in the snacking category. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $8.9 million in acquisition costs. These costs are included in the General and administrative expense line of the Consolidated Statements of Income. The allocation to net tangible and intangible assets acquired and liabilities assumed is preliminary and subject to change for taxes.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information shows the results of operations for the Company as if its acquisition of Flagstone had been completed as of January 1, 2013. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the issuance of common stock, interest expense related to the financing of the business combination, and related income taxes. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Year Ended December 31,
	2014	2013
	(In thousands, except per share data)
Pro forma net sales	$3,332,108	$2,990,741

Pro forma net income	$82,812	$85,067

Pro forma basic earnings per common share	$1.97	$2.06

Pro forma diluted earnings per common share	$1.93	$2.01

Protenergy

On May 30, 2014, the Company acquired all of the outstanding shares of Protenergy, a privately owned Canadian based manufacturer of broths, soups, and gravies. Protenergy specializes in providing products in carton and recart packaging for both private label and corporate brands, and also serves as a co-manufacturer of national brands. The Company paid $140.1 million (CAD $152.0 million), net of acquired cash, for the purchase of Protenergy. The acquisition was financed through borrowings under the Revolving Credit Facility. The acquisition is expected to expand our existing packaging capabilities and enable us to offer customers a full range of soup products, as well as leverage our research and development capabilities in the evolution of shelf stable liquids packaging from cans to cartons.

The Protenergy acquisition is being accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition in the North American Retail Grocery and Industrial and Export segments. Included in the Company’s Consolidated Statements of Income are Protenergy’s net sales of approximately $116.4 million from the date of acquisition through December 31, 2014. Also included is a net loss of $2.8 million from the date of acquisition through December 31, 2014. This loss includes integration costs of $6.1 million. At the date of acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based upon fair market values, and is subject to adjustments for taxes.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows (in USD):

(In thousands)
Cash	$2,580
Receivables	10,949
Inventory	38,283
Property, plant, and equipment	36,355
Customer relationships	49,516
Software	1,483
Formulas	433
Other assets	1,280
Goodwill	50,867

Fair value of assets acquired	191,746
Assumed liabilities	(41,416)
Unfavorable contractual agreements	(7,643)

Total purchase price	$142,687

The Company allocated $49.5 million to customer relationships that have an estimated life of 15 years and $0.4 million to formulas with an estimated life of 5 years. These intangible assets will be amortized on a straight line basis. The Company recorded $7.6 million of unfavorable contractual agreements, which have an estimated life of 2.6 years. These unfavorable contracts will be amortized in a method reflecting the pattern in which the economic costs are incurred. As of the acquisition date, the Company has preliminarily allocated all $50.9 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities, driven in part by Protenergy’s packaging technology. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $3.3 million in acquisition costs. These costs are included in the General and administrative expense line of the Consolidated Statements of Income. The allocation to net tangible and intangible assets acquired and liabilities assumed is preliminary and subject to change for taxes.

The following unaudited pro forma information shows the results of operations for the Company as if the acquisition of Protenergy had been completed as of January 1, 2013. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, interest expense related to the financing of the business combination, and related income taxes. These pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Year Ended December 31,
	2014	2013
	(In thousands, except per share data)
Pro forma net sales	$3,006,860	$2,422,141

Pro forma net income	$82,320	$79,198

Pro forma basic earnings per common share	$2.09	$2.17

Pro forma diluted earnings per common share	$2.05	$2.12

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Associated Brands

The Company acquired all of the outstanding equity interests of Associated Brands from TorQuest Partners LLC and other shareholders in October of 2013. Associated Brands was a privately owned Canadian company and a private label manufacturer of powdered drinks, specialty teas, and sweeteners. The purchase price, after adjusting for working capital, was approximately $180.5 million, net of acquired cash. The acquisition was financed through cash on hand and borrowings under the Company’s Prior Credit Agreement (as defined in Note 11). The acquisition of Associated Brands strengthened the Company’s retail presence in the private label dry grocery segment and introduced a line of specialty tea products to complement its single serve hot beverage business. The acquisition was accounted for under the acquisition method of accounting. At the date of acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based upon fair market values.

We have made an allocation to net tangible and intangible assets acquired and liabilities assumed as follows (in USD):

(In thousands)
Cash	$4,422
Receivables	17,107
Inventory	39,835
Property, plant, and equipment	30,467
Customer relationships	68,781
Trade names	2,332
Formulas	1,496
Other intangible assets	1,581
Other assets	8,522
Goodwill	52,587

Fair value of assets acquired	227,130
Accounts payable and accruals	(19,920)
Income taxes	(15,333)
Other long term liabilities	(6,975)

Fair value of liabilities assumed	(42,228)

Total purchase price	$184,902

The Company allocated $68.8 million to customer relationships that have an estimated life of 15 years, $2.3 million to trade names that have an estimated life of 10 years, $1.5 million to formulas that have an estimated life of 7 years, and $1.6 million to other intangible assets that have a weighted average estimated useful life of 6 years. The Company has allocated $51.6 million of goodwill to the North American Retail Grocery segment and $1.0 million of goodwill to the Food Away from Home segment, after reallocating $4.6 million of goodwill from the Industrial and Export segment in the third quarter of 2014. Goodwill arises principally as a result of expansion opportunities. In the fourth quarter of 2014, the Company finalized the tax balances associated with the acquisition, which resulted in an increase to goodwill of $6.7 million. No further adjustments are expected.

Cains

On July 1, 2013, the Company completed its acquisition of all of the outstanding shares of Cains, a privately owned Ayer, Massachusetts based manufacturer of shelf stable mayonnaise, dressings, and sauces. The Cains product portfolio offers retail and foodservice customers a wide array of packaging sizes, sold as private label and branded products. The purchase price was approximately $35 million, net of acquired cash, after adjusting

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for working capital and taxes. The acquisition was financed through borrowings under the Company’s Prior Credit Agreement. The acquisition expanded the Company’s footprint in the Northeast of the United States, enhanced its foodservice presence, and broadened its packaging capabilities. The acquisition was accounted for under the acquisition method of accounting, and the results of operations are included in our financial statements from the date of acquisition. The purchase price allocation period is closed.

The following unaudited pro forma information shows the results of operations for the Company as if the acquisitions of Associated Brands and Cains had been completed as of January 1, 2013. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combinations, interest expense related to the financing of the business combinations, and related income taxes. These pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

Year Ended December 31,
2013
(In thousands) (except per share data)
Pro forma net sales	$2,486,058

Pro forma net income	$93,910

Pro forma basic earnings per common share	$2.58

Pro forma diluted earnings per common share	$2.51

5.	INVESTMENTS

	December 31,
	2014	2013
	(In thousands)
U.S. equity	$5,749	$5,254
Non-U.S. equity	1,692	1,669
Fixed income	1,707	1,757

Total investments	$9,148	$8,680

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2014 and December 31, 2013, $31.6 million and $19.3 million, respectively, represent cash and cash equivalents held in Canada in local currency. The cash and cash equivalents held in Canada are expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

For the year ended December 31, 2014, we recognized a net unrealized gain on investments totaling $0.7 million that was included in the Interest income line of the Consolidated Statements of Income. Additionally, for the year ended December 31, 2014, we recognized a realized gain on investments totaling $0.2 million that was included in the Interest income line of the Consolidated Statements of Income. In 2014, net proceeds and realized losses from the sale of fixed income securities were insignificant. When securities are sold, their cost is determined based on the FIFO method.

6.	INVENTORIES

	December 31,
	2014	2013
	(In thousands)
Raw materials and supplies	$279,745	$162,751
Finished goods	334,856	264,829
LIFO reserve	(20,503)	(21,882)

Total inventories	$594,098	$405,698

Approximately $87.4 million and $84.6 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2014 and 2013, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2014 and 2013, over the amount at which these inventories were valued on the consolidated balance sheets. No LIFO inventory liquidation occurred in 2014 or 2013. Approximately $117.3 million of our net inventory was accounted for using the weighted average costing approach at December 31, 2014, due to the acquisition of Flagstone.

7.	PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2014	2013
	(In thousands)
Land	$27,097	$26,492
Buildings and improvements	209,117	194,439
Machinery and equipment	644,333	536,256
Construction in progress	35,010	43,146

Total	915,557	800,333
Less accumulated depreciation	(371,779)	(338,058)

Property, plant, and equipment, net	$543,778	$462,275

The increase in fixed assets is due to capital expenditures and the acquisitions of Protenergy and Flagstone. Depreciation expense was $63.3 million, $73.3 million, and $64.7 million in 2014, 2013, and 2012, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
	(In thousands)
Balance at January 1, 2013	$845,216	$94,393	$133,582	$1,073,191
Acquisitions	46,968	2,135	5,391	54,494
Foreign currency exchange adjustment	(7,416)	(956)	(109)	(8,481)

Balance at December 31, 2013	884,768	95,572	138,864	1,119,204
Acquisitions	556,599	—	—	556,599
Purchase price adjustments	5,991	(61)	(116)	5,814
Reallocation of goodwill	4,461	96	(4,557)	—
Foreign currency exchange adjustment	(12,343)	(1,184)	(105)	(13,632)

Balance at December 31, 2014	$1,439,476	$94,423	$134,086	$1,667,985

The Company has not incurred any goodwill impairments since its inception.

Approximately $333.3 million of goodwill is deductible for tax purposes.

The carrying amount of our intangible assets with indefinite lives, other than goodwill, as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
	(In thousands)
Trademarks	$28,995	$31,067

Total indefinite lived intangibles	$28,995	$31,067

The change in the balance from 2013 to 2014 was due to the impact of foreign exchange. Our 2014 and 2013 impairment review of indefinite lived intangible assets resulted in no impairment.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amounts and accumulated amortization of our finite lived intangible assets as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with finite lives:
Customer-related (1)	$794,300	$(168,462)	$625,838	$525,820	$(133,063)	$392,757
Contractual agreements (2)	2,829	(2,396)	433	1,249	(87)	1,162
Trademarks (3)	32,579	(9,041)	23,538	26,466	(7,164)	19,302
Formulas/recipes (4)	10,763	(7,138)	3,625	8,882	(5,708)	3,174
Computer software (5)	65,202	(31,333)	33,869	51,087	(22,793)	28,294

Total other intangibles	$905,673	$(218,370)	$687,303	$613,504	$(168,815)	$444,689

As of December 31, 2014, the weighted average remaining useful lives for the amortizable intangible assets are (1) customer-related at 13.9 years, (2) contractual agreements at 1.7 years, (3) trademarks at 11.8 years, (4) formulas/recipes at 4.6 years, and (5) computer software at 4.2 years. The weighted average remaining useful life in total for all amortizable intangible assets is 13.4 years as of December 31, 2014.

Amortization expense on intangible assets was $52.6 million, $35.4 million, and $33.5 million, for the years ended December 31, 2014, 2013, and 2012, respectively. Estimated intangible asset amortization expense for the next five years is as follows:

(In thousands)
2015	$61,059
2016	$59,065
2017	$58,233
2018	$52,906
2019	$50,914

Total intangible assets, excluding goodwill, as of December 31, 2014 and 2013 were $716.3 million and $475.8 million, respectively, the increase of which is primarily the result of acquisitions in 2014.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2014	2013
	(In thousands)
Accounts payable	$217,226	$154,378
Payroll and benefits	38,669	40,155
Interest	6,507	11,160
Taxes	5,947	11,030
Health insurance, workers’ compensation, and other insurance costs	8,602	8,164
Marketing expenses	12,479	7,568
Other accrued liabilities	7,430	6,358

Total	$296,860	$238,813

10.	INCOME TAXES

Components of Income from continuing operations, before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Domestic source	$147,452	$128,685	$112,872
Foreign source	(10,882)	(3,775)	11,337

Income before income taxes	$136,570	$124,910	$124,209

The following table presents the components of the 2014, 2013, and 2012 provision for income taxes:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$34,447	$41,161	$23,616
State	5,771	8,185	2,141
Foreign	(1,629)	470	4,365

Total current	38,589	49,816	30,122
Deferred:
Federal	8,176	(8,236)	7,197
State	605	(3,404)	(193)
Foreign	(680)	(254)	(1,280)

Total deferred	8,101	(11,894)	5,724

Total income tax expense	$46,690	$37,922	$35,846

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Income:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Tax at statutory rate	$47,800	$43,719	$43,473
State income taxes	4,145	3,108	1,266
Tax benefit of cross-border intercompany financing structure	(4,579)	(4,909)	(5,079)
Other, net	(676)	(3,996)	(3,814)

Total provision for income taxes	$46,690	$37,922	$35,846

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Pension and postretirement benefits	$8,569	$3,912
Accrued liabilities	16,277	19,256
Stock compensation	15,516	14,600
Unrealized foreign exchange loss	3,966	570
Loss and credit carryovers	14,732	6,966
Other	12,269	3,680

Total deferred tax assets	71,329	48,984
Deferred tax liabilities:
Fixed assets and intangible assets	(355,219)	(253,111)
Other	—	(2,533)

Total deferred tax liabilities	(355,219)	(255,644)

Net deferred income tax liability	$(283,890)	$(206,660)

Classification of net deferred tax assets (liabilities) in the Consolidated Balance Sheets is as follows:

	December 31,
	2014	2013
	(In thousands)
Current assets	$35,564	$21,909
Non-current liabilities	(319,454)	(228,569)

Total net deferred tax liabilities	$(283,890)	$(206,660)

The Company or one of its subsidiaries files income tax returns in the U.S. federal, Canada and various U.S. state jurisdictions. In the U.S. federal jurisdiction, the Company is open to examination for the tax year ended December 31, 2012 and forward; for Canadian purposes, the Company is open to examination for the tax year ended December 31, 2008 and forward and for the various U.S. state jurisdictions the Company is generally open to examination for the tax year ended December 31, 2010 and forward.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2014, the Internal Revenue Service (“IRS”) initiated an examination of TreeHouse Foods, Inc.’s 2012 tax year. During the first quarter of 2014, the Company settled an IRS examination of TreeHouse Foods, Inc.’s 2011 tax year, resulting in a small payment by the Company. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2012 tax years of E.D. Smith. The IRS and CRA examinations are expected to be completed in 2015 or 2016. The Company has examinations in process with various state taxing authorities, which are expected to be complete in 2015 or 2016.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.9 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations.

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Unrecognized tax benefits beginning balance	$12,499	$9,528	$11,396
Additions based on tax positions related to the current year	476	8,834	283
Additions based on tax positions of prior years	83	1,001	61
Additions resulting from acquisitions	11,366	—	—
Reductions for tax positions of prior years	(11,163)	(6,350)	(1,698)
Payments	(50)	(514)	(514)

Unrecognized tax benefits ending balance	$13,211	$12,499	$9,528

Unrecognized tax benefits are included in Other long-term liabilities in its Consolidated Balance Sheets. Included in the balance at December 31, 2014 are amounts that are offset by deferred taxes (i.e., temporary differences) or amounts that would be offset by refunds in other taxing jurisdictions (i.e., corollary adjustments). Of the amount accrued at December 31, 2014 and December 31, 2013, $5.2 million and $2.3 million, respectively, would impact the effective tax rate if reversed.

The Company has income tax net operating loss carryforwards related to its domestic and international acquired operations which have a 20 year definite life. The Company has recorded a deferred asset of $13.3 million reflecting the benefit of $42.9 million in loss carryforwards. All of the loss carryforwards expire between 2030 and 2034.

The Company recognizes interest (income) expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2014, 2013, and 2012, the Company recognized $(0.1) million, $(0.2) million, and $(0.1) million of interest and penalties in income tax expense, respectively. The Company has accrued approximately $0.3 million and $0.2 million for the payment of interest and penalties at December 31, 2014 and 2013, respectively.

As of December 31, 2014, approximately $110.5 million of undistributed earnings of the Company’s foreign subsidiaries were deemed to be indefinitely reinvested and, accordingly, any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings. If these earnings had not been indefinitely reinvested, deferred taxes of approximately $38.2 million would have been recognized.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the years ended December 31, 2014 and 2013, the Company recognized a tax benefit of approximately $4.6 million and $4.9 million, respectively, related to this item.

11.	LONG-TERM DEBT

	December 31,
	2014	2013
	(In thousands)
Revolving Credit Facility	$554,000	$—
Prior Credit Agreement	—	535,000
Term Loan	298,500	—
Acquisition Term Loan	197,500	—
2022 Notes	400,000	—
2018 Notes	—	400,000
Tax increment financing and other debt	9,861	5,496

Total outstanding debt	1,459,861	940,496
Less current portion	(14,373)	(1,551)

Total long-term debt	$1,445,488	$938,945

The scheduled maturities of outstanding debt, at December 31, 2014, are as follows (in thousands):

2015	$14,373
2016	16,272
2017	14,631
2018	16,067
2019	714,880
Thereafter	683,638

Total outstanding debt	1,459,861

On May 6, 2014, the Company entered into the new five year Revolving Credit Facility with an aggregate commitment of $900 million and the $300 million Term Loan pursuant to the Credit Agreement. The proceeds from the Term Loan and a draw at closing on the Revolving Credit Facility were used to repay in full, amounts outstanding under the $750 million Prior Credit Agreement. The Credit Agreement replaced the Prior Credit Agreement, and the Prior Credit Agreement was terminated upon the repayment of the amounts outstanding thereunder on May 6, 2014. As a result of the debt refinancing, $6.5 million of fees associated with the Revolving Credit Facility and $2.4 million of fees associated with the Term Loan will be amortized over their five year and seven year terms, respectively.

On July 29, 2014, the Company entered into the Amendment to its Credit Agreement dated as of May 6, 2014, the proceeds of which were used to fund, in part, the acquisition of Flagstone. The Amendment, among other things, provided for the new $200 million Acquisition Term Loan.

The Revolving Credit Facility, Term Loan, and Acquisition Term Loan are known collectively as the “Credit Facility.” The Company’s average interest rate on debt outstanding under its Credit Facility for the twelve months ended December 31, 2014 was 1.59%.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility — As of December 31, 2014, $334.7 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. The Revolving Credit Facility matures on May 6, 2019. In addition, as of December 31, 2014, there were $11.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 2.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio.

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect subsidiaries, Bay Valley, Sturm Foods, and S.T. Foods, in addition to certain legal entities acquired in the acquisition of Flagstone, which were added in the third quarter: American Importing Company, Inc., Ann’s House of Nuts, Inc., and Snack Parent Corporation, and certain other subsidiaries that may become guarantors in the future (the Guarantors). The Revolving Credit Facility contains various financial and restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio.

Term Loan — On May 6, 2014, the Company entered into a $300 million senior unsecured Term Loan pursuant to the Credit Agreement. The Term Loan matures on May 6, 2021. The interest rates applicable to the Term Loan are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%. Payments are due on a quarterly basis starting September 30, 2014. The Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantors. As of December 31, 2014, $298.5 million was outstanding under the Term Loan.

Acquisition Term Loan — On July 29, 2014, the Company entered into a $200 million unsecured Acquisition Term Loan pursuant to the Credit Agreement. The Acquisition Term Loan matures on May 6, 2019. The interest rates applicable to the Acquisition Term Loan are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 2.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00%. Payments are due on a quarterly basis starting September 30, 2014. The Acquisition Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantors. As of December 31, 2014, $197.5 million was outstanding under the Acquisition Term Loan.

2022 Notes — On March 11, 2014, the Company completed its underwritten public offering of $400 million in aggregate principal amount of 4.875% notes due March 15, 2022 (the “2022 Notes”). The net proceeds of $394 million ($400 million less underwriting discount of $6 million, providing an effective interest rate of 4.99%) were intended to be used to extinguish the 2018 Notes. Due to timing, only $298 million of the proceeds were used in the first quarter to extinguish the 2018 Notes. The remaining proceeds were used to temporarily pay down the Prior Credit Agreement. On April 10, 2014, the Company extinguished the remaining $102 million of 2018 Notes using borrowings under the Prior Credit Agreement. The Company issued the 2022 Notes pursuant to an Indenture between the Company, the Guarantors, and the Trustee.

The Indenture provides, among other things, that the 2022 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2022 Notes are fully and unconditionally, as well as

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Subject to certain limitations, in the event of a change in control of the Company, the Company will be required to make an offer to purchase the 2022 Notes at a purchase price equal to 101% of the principal amount of the 2022 Notes, plus accrued and unpaid interest.

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) pay dividends or make other payments (except for certain dividends and payments to the Company and certain subsidiaries of the Company), (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates, and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future, the 2022 Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the 2022 Notes for so long as the 2022 Notes are rated investment grade by the two rating agencies.\

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the Soup and Infant Feeding Business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2014, $1.6 million remains outstanding that matures May 1, 2019. Interest accrues at an annual rate of 7.16%.

Capital Lease Obligations and Other — The Company owes $8.3 million related to capital leases. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

12.	STOCKHOLDERS’ EQUITY

Common stock — The Company has authorized 90 million shares of common stock with a par value of $0.01 per share. No dividends have been declared or paid.

On July 16, 2014, the Company entered into an underwriting agreement with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner, & Smith, Incorporated, as representatives of the several underwriters named therein (together, the “Underwriters”), relating to the issuance and sale by the Company of up to 4,950,331 shares of the Company’s common stock, par value $0.01 per share (the “Common

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock”), at a price of $75.50 per share. On July 22, 2014, the Company closed the public offering of an aggregate 4,950,331 shares, at a price of $75.50 per share. The Company used the net proceeds ($358 million) from the stock offering to fund, in part, the acquisition of Flagstone.

As of December 31, 2014, there were 42,662,521 shares of common stock issued and outstanding. There is no treasury stock.

Preferred Stock — The Company has authorized 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

13.	EARNINGS PER SHARE

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income	$89,880	$86,988	$88,363

Weighted average common shares outstanding	39,348	36,418	36,155
Assumed exercise/vesting of equity awards (1)	890	978	963

Weighted average diluted common shares outstanding	40,238	37,396	37,118

Net earnings per basic share	$2.28	$2.39	$2.44
Net earnings per diluted share	$2.23	$2.33	$2.38

(1)	Stock options, restricted stock, restricted stock units, and performance units excluded from our computation of diluted earnings per share, because they were anti-dilutive, were 0.4 million, 0.5 million, and 0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

14.	STOCK-BASED COMPENSATION

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

Under the Plan, the Compensation Committee may grant awards of various types of equity-based compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

types of stock-based awards, and other cash-based compensation. The maximum number of shares that are available to be awarded under the Plan is approximately 9.3 million, of which approximately 1.3 million remain available at December 31, 2014.

Income from continuing operations before tax, for the years ended December 31, 2014, 2013, and 2012 includes stock-based compensation expense for employees and directors of $25.1 million, $16.1 million, and $12.8 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $8.8 million, $5.9 million, and $4.7 million for 2014, 2013, and 2012, respectively.

The Company estimates that certain employees and all directors will complete the required service conditions associated with their awards. For all other employees, the Company estimates forfeitures, as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the awards.

Stock Options — The following table summarizes stock option activity during 2014:

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, at January 1, 2014	2,570	64	$36.71	4.1	$84,840
Granted	385	—	$79.29
Forfeited	9	—	$62.42
Exercised	1,088	22	$29.34

Outstanding, at December 31, 2014	1,858	42	$49.53	5.7	$68,396

Vested/expect to vest, at December 31, 2014	1,749	42	$47.93	5.5	$67,341

Exercisable, at December 31, 2014	1,205	42	$37.15	4.0	$60,300

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Intrinsic value of stock options exercised	$53.7	$6.4	$2.1
Compensation expense	$5.4	$3.8	$2.4
Tax benefit recognized from stock option exercises	$20.7	$2.7	$0.8

Compensation expense related to unvested options totaled $8.8 million at December 31, 2014 and will be recognized over the remaining vesting period of the grants, which averages 2.1 years. The average grant date fair value of options granted in 2014, 2013, and 2012 was $23.00, $20.47, and $20.70, respectively.

Stock options granted under the plan generally have a three year vesting schedule, vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.

Stock options are valued using the Black Scholes model. Performance units, restricted stock, and restricted stock unit awards are valued using the closing price of the Company’s stock on the date of grant. Expected volatilities for 2014, 2013, and 2012 are based on historical volatilities of the Company’s stock price. The risk-free interest

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based our expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. Under this approach the expected term is 6 years. The assumptions used to calculate the value of the stock option awards granted in 2014, 2013, and 2012 are presented as follows:

	2014	2013	2012
Expected volatility	25.18%	30.21%	32.85%
Expected dividends	0.00%	0.00%	0.00%
Risk-free interest rate	2.03%	0.995%	1.15%
Expected term	6.0 years	6.0 years	6.0 years

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest, generally, on the first anniversary of the grant date of the award. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of December 31, 2014, 87 thousand director restricted stock units have been earned and deferred. The following table summarizes the restricted stock unit activity during the year ended December 31, 2014:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at January 1, 2014	317	$58.98	93	$44.06
Granted	240	$77.72	14	$79.89
Vested	156	$54.17	6	$35.34
Forfeited	9	$67.32	—	$—

Outstanding, at December 31, 2014	392	$71.97	101	$49.71

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Compensation expense	$11.9	$8.9	$9.3
Fair value of vested restricted stock units	$12.9	$9.8	$12.0
Tax benefit recognized from vested restricted stock units	$4.7	$3.3	$3.8

Future compensation costs for restricted stock units is approximately $16.7 million as of December 31, 2014 and will be recognized on a weighted average basis over the next 1.8 years.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 27, 2014, based on achievement of operating performance measures, 34,311 performance units were converted into 5,541 shares of common stock, an average conversion ratio of 0.16 shares for each performance unit.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the performance unit activity during the twelve months ended December 31, 2014:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at January 1, 2014	216	$62.03
Granted	88	$79.89
Vested	5	$54.90
Forfeited	30	$55.61

Unvested, at December 31, 2014	269	$68.76

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Compensation expense	$7.8	$3.4	$1.1
Fair Value of performance units vested	$0.4	$2.0	$6.2
Tax benefit recognized from performance units vested	$0.2	$0.7	$2.2

Future compensation cost related to the performance units is estimated to be approximately $15.1 million as of December 31, 2014 and is expected to be recognized over the next 2.1 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Derivative Financial Instrument (3)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2012	$(10,268)	(11,825)	(269)	(22,362)
Other comprehensive income	8,261	—	—	8,261
Reclassifications from accumulated other comprehensive loss	—	(2,700)	161	(2,539)

Other comprehensive income (loss)	8,261	(2,700)	161	5,722

Balance at December 31, 2012	(2,007)	(14,525)	(108)	(16,640)
Other comprehensive loss	(22,682)	—	—	(22,682)
Reclassifications from accumulated other comprehensive loss	—	7,451	108	7,559

Other comprehensive (loss) income	(22,682)	7,451	108	(15,123)

Balance at December 31, 2013	(24,689)	(7,074)	—	(31,763)
Other comprehensive loss	(26,637)	—	—	(26,637)
Reclassifications from accumulated other comprehensive loss	—	(5,931)	—	(5,931)

Other comprehensive (loss)	(26,637)	(5,931)	—	(32,568)

Balance at December 31, 2014	$(51,326)	$(13,005)	$—	$(64,331)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $(3,683) thousand, $4,592 thousand, and $(1,626) thousand for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	The derivative financial instrument reclassification is presented net of tax of $68 thousand and $101 thousand for the years ended December 31, 2013 and 2012, respectively.

	Reclassifications from Accumulated Other Comprehensive Loss			Affected Line in The Consolidated Statements of Income
	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Derivative financial instrument	$—	$176	$262	Interest expense
Income taxes	—	68	101	Income taxes

Net of tax	$—	$108	$161

Amortization of defined benefit pension and postretirement items:
Prior service costs	$139	$385	$535	(a)
Unrecognized net loss	681	1,880	1,561	(a)
Other	—	61	(61)
Actuarial Adjustment	(10,434)	9,717	(6,361)	(b)

Total before tax	(9,614)	12,043	(4,326)
Income taxes	3,683	(4,592)	1,626	Income taxes

Net of tax	$(5,931)	$7,451	$(2,700)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note 16 for additional details.
(b)	Represents the actuarial adjustment needed to adjust the Accumulated other comprehensive loss balance to actual.

16.	EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS

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

Defined Contribution Plans —   Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2014, 2013, and 2012, the Company made matching contributions to the plan of $6.0 million, $4.9 million, and $4.5 million, respectively.

Multiemployer Pension Plans —   The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multiemployer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. The Company withdrew from the Western Conference of Teamsters Pension Trust Plan as a result of the closure of our Portland pickle facility during 2013. The Company is liable for a share of the plan’s unfunded vested benefits. As of December 31, 2013, a withdrawal liability in the amount of $0.9 million was included in the Accounts payable and accrued expenses line of the Consolidated Balance Sheets. This liability was paid off during 2014, with no remaining liability for the withdrawal as of December 31, 2014. No liabilities were established, as withdrawal from the remaining plans is not probable. In 2014, 2013, and 2012, the contributions to these plans, excluding withdrawal payments, were $1.5 million, $1.4 million, and $1.5 million, respectively.

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2014 and 2013 is for the plan’s year ended December 31, 2013, and 2012, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

			Pension Protection Act Zone Status		FIP Implemented (yes or no)	TreeHouse Foods Contributions (In thousands)			Surcharge Imposed (yes or no)	Expiration Date Of Collective Bargaining Agreement
Plan Name:	EIN Number	Plan Number	Plan Year Ended December, 31

			2013	2012		2014	2013	2012
Central States Southeast and Southwest Areas Pension Fund	36-2154936	1	Red	Red	Yes	$617	$592	$602	No	12/27/2016

Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	36-6067654	1	Green	Green	No	$474	$384	$413	No	4/30/2017

Western Conference of Teamsters Pension Fund	91-6145047	1	Green	Green	No	$336	$361	$379	No	2/28/2015

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company was listed in the plan’s Form 5500 as providing more than 5.0% of the total contributions for the following plan and plan years:

Plan Name:	Year Contributions to Plan Exceeded More Than 5% of total Contributions (as of December 31 Of the Plan’s Year-End)
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	2014, 2013, and 2012

Defined Benefit Pension Plans —The Company established a tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to eligible salaried, non-union, and union employees not covered by a multiemployer pension plan. We also retain investment consultants to assist our Investment Committee with formulating a long-term investment policy for the master trust. The expected long-term rate of return on assets is based on projecting long-term market returns for the various asset classes in which the plan’s assets are invested, weighted by the target asset allocations. The estimated ranges are primarily based on observations of historical asset returns and their historical volatility. In determining the expected returns, we also consider consensus forecasts of certain market and economic factors that influence returns, such as inflation, gross domestic product trends, and dividend yields. Active management of the plan assets may result in adjustments to the historical returns. We review the rate of return assumption annually.

The Company’s overall investment strategy is to provide a regular and reliable source of income to meet the liquidity needs of the pension plans and minimize reliance on plan sponsor contributions as a source of benefit security. The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. Central to the policy are target allocation ranges by major asset classes. The objective of the target allocations is to ensure the assets are invested with the intent to protect pension plan assets so that such assets are preserved for the provision of benefits to participants and their beneficiaries and such long-term growth as may maximize the amounts available to provide such benefits without undue risk. Additionally, we consider the weighted average return of a capital markets model and historical returns on comparable equity, debt, and other investments. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2014, our master trust was invested as follows: equity securities of 59.7%, fixed income securities of 40.2% and cash and cash equivalents of 0.1%. Equity securities primarily include investments in collective equity funds that invest in domestic and international securities, with a primary focus on domestic securities. Fixed income securities primarily include investments in collective funds that invest in corporate bonds of companies from diversified industries. Other investments are short term in nature, including certificates of deposit, investments in a collective bond fund that invests in commercial paper, time deposits, fixed rate notes and bonds and others.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets at December 31, 2014 and 2013, by asset category is as follows:

	Level (h)	Pension Plan Assets Fair Value Measurements at December 31, 2014
		(In thousands)
Short Term Investment Fund (a)	2	$52
Aggregate Bond Index Fund (b)	2	10,312
U.S. Market Cap Equity Index Fund (c)	2	25,858
International All Country World Index Fund (d)	2	3,407
Collective Daily 1-5 year credit bond fund (e)	2	8,234
Emerging Markets Index Fund (f)	2	1,375
Daily High Yield Fixed Income Fund (g)	2	2,074

		$51,312

	Level (h)	Pension Plan Assets Fair Value Measurements at December 31, 2013
		(In thousands)
Short Term Investment Fund (a)	2	$54
Aggregate Bond Index Fund (b)	2	9,674
U.S. Market Cap Equity Index Fund (c)	2	24,797
International All Country World Index Fund (d)	2	4,113
Collective Daily 1-5 year credit bond fund (e)	2	6,799
Emerging Markets Index Fund (f)	2	1,479
Daily High Yield Fixed Income Fund (g)	2	1,845

		$48,761

(a)	This fund is an investment vehicle for cash reserves, which seeks to offer a competitive rate of return through a portfolio of high-grade, short term, and money market instruments. Principal preservation is the primary objective of this fund.
(b)	The primary objective of this fund is to hold a portfolio representative of the overall United States bond and debt market, as characterized by the Barclays Capital Aggregate Bond Index.
(c)	The primary objective of this fund is to approximate the risk and return characteristics of the Dow Jones U.S. ex-LP’s Total Stock Market Index.
(d)	The primary objective of this fund is to approximate the risk and return characteristics of the Morgan Stanley All Country World ex-US (MSCI ACWI ex-US) ND Index. This fund is commonly used to represent the non-U.S. equity in developed and emerging markets.
(e)	The primary objective of this fund is to hold a portfolio representative of the intermediate credit securities portion of the United States bond and debt markets, as characterized by the Barclays Capital U.S. 1-5 year Credit Bond Index.
(f)	The primary objective of this fund is to provide investment results that replicate the overall performance of the MSCI Emerging Markets Index. The Fund may make limited use of futures and/or options to maintain equity exposure.
(g)	The primary objective of this fund is to outperform the Barclay’s Capital High Yield Index over a market cycle while maintaining a similar level of volatility and credit quality as the index. This Fund can serve as a core bond investment position, providing exposure to the U.S. Fixed Income market.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Level 2 inputs are inputs other than quoted prices that are observable for an asset or liability, either directly or indirectly.

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Security Act of 1974, as amended. The Company estimates that its 2015 contributions to its pension plans will be $1.6 million. In 2014, the retirement of selected employees with substantial pension balances owed upon retirement was deemed a settlement charge of $0.6 million. The measurement date for the defined benefit pension plans is December 31. In 2014, the actuarial loss relating to the defined benefit pension plans was primarily driven by the change in the discount rate and the use of updated mortality tables.

Other Postretirement Benefits — Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2015 contributions to its postretirement benefit plans will be $0.2 million. The measurement date for the other postretirement benefit plans is December 31.

The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $2.5 million, $2.2 million, and $1.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2014 and 2013:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
	(In thousands)		(In thousand)
Change in benefit obligation:
Benefit obligation, at beginning of year	$56,672	$59,942	$3,155	$3,391
Service cost	2,107	2,407	17	22
Interest cost	2,772	2,466	153	138
Settlements	98	—	—	—
Actuarial losses (gains)	10,707	(5,826)	218	(285)
Benefits paid	(4,751)	(2,317)	(80)	(111)

Benefit obligation, at end of year	$67,605	$56,672	$3,463	$3,155

Change in plan assets:
Fair value of plan assets, at beginning of year	$48,761	$39,387	$—	$—
Actual return on plan assets	3,242	6,431	—	—
Company contributions	4,060	5,260	80	111
Benefits paid	(4,751)	(2,317)	(80)	(111)

Fair value of plan assets, at year end	$51,312	$48,761	$—	$—

Funded status of the plan	$(16,293)	$(7,911)	$(3,463)	$(3,155)

Amounts recognized in the Consolidated Balance Sheets:
Current liability	$—	$—	$(151)	$(173)
Non-current liability	(16,293)	(7,911)	(3,312)	(2,982)

Net amount recognized	$(16,293)	$(7,911)	$(3,463)	$(3,155)

Amounts recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$19,228	$9,675	$659	$459
Prior service cost	1,581	1,788	(236)	(304)

Total, before tax effect	$20,809	$11,463	$423	$155

	Pension Benefits
	2014	2013
	(In thousands)
Accumulated benefit obligation	$65,497	$54,688

Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	4.25%	5.00%
Rate of compensation increases	3.00% - 4.00%	3.00% - 4.00%

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2014 and 2013 are as follows:

	2014		2013
	Pre-65	Post 65	Pre-65	Post 65
Health care cost trend rates:
Health care cost trend rate for next year	8.00%	7.50%	8.00%	7.50%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Discount rate	4.25%	4.25%	5.00%	5.00%
Year ultimate rate achieved	2023	2020	2020	2019

The following table summarizes the net periodic cost of our pension plans and postretirement plans, for the years ended December 31, 2014, 2013, and 2012:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(In thousands)			(In thousands)
Components of net periodic costs:
Service cost	$2,107	$2,407	$2,289	$17	$22	$24
Interest cost	2,772	2,466	2,451	153	138	149
Expected return on plan assets	(3,217)	(2,665)	(2,321)	—	—	—
Amortization of unrecognized prior service cost	207	455	603	(68)	(68)	(68)
Amortization of unrecognized net loss	663	1,733	1,510	18	46	51
ASC 715 settlement charge	564	—	—	—	—	—

Net periodic cost	$3,096	$4,396	$4,532	$120	$138	$156

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	4.50% - 5.00%	4.25%	4.75%	5.00%	4.25%	4.75%
Rate of compensation increases	3.00% - 4.00%	3.00% - 4.00%	4.00%	—	—	—
Expected return on plan assets	6.50%	6.50%	6.50%	—	—	—

The estimated amount that will be amortized from accumulated other comprehensive income into net pension cost in 2015 is as follows:

	Pension	Postretirement
	(In thousands)
Net actuarial loss	$1,460	$49
Prior service cost	$207	$(68)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(In thousands)
2015	$3,066	$151
2016	$3,145	$158
2017	$3,104	$154
2018	$3,654	$160
2019	$3,404	$162
2020-24	$19,731	$877

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

2014
(In thousands)
1% Increase:
Benefit obligation, end of year	$430
Service cost plus interest cost for the year	$18
1% Decrease:
Benefit obligation, end of year	$(353)
Service cost plus interest cost for the year	$(15)

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

17.	OTHER OPERATING EXPENSE, NET

We incurred Other operating expense, net of $2.4 million, $5.9 million, and $3.8 million, for the years ended December 31, 2014, 2013, and 2012, respectively. Other operating expenses (income), net consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Restructuring	$2,421	$5,947	$5,178
Other	—	—	(1,393)

Total other operating expense, net	$2,421	$5,947	$3,785

18.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Interest paid	$43,598	$45,998	$48,098
Income taxes paid	$50,590	$38,533	$33,300
Accrued purchase of property and equipment	$7,497	$8,824	$4,777
Accrued other intangible assets	$2,005	$1,664	$431

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-cash financing activities for the twelve months ended December 31, 2014, 2013, and 2012 included the settlement of 0.2 million, 0.2 million, and 0.3 million shares, respectively, of restricted stock, restricted stock units, and performance stock units, where shares were withheld to satisfy the minimum statutory tax withholding requirements.

19.	COMMITMENTS AND CONTINGENCIES

We lease certain property, plant, equipment, and distribution warehouses used in our operations under both capital and operating lease agreements. These leases have terms ranging from one to seventeen years. Rent expense under operating lease commitments was $28.3 million, $22.8 million, and $21.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The composition of capital leases, which are reflected as Property, plant, and equipment in the Consolidated Balance Sheets, is as follows:

	December 31,
	2014	2013
	(In thousands)
Machinery and equipment	$14,186	$6,999
Less accumulated amortization	(4,691)	(2,890)

Total	$9,495	$4,109

Future minimum payments at December 31, 2014, under non-cancelable capital leases, operating leases, and purchase obligations, including input costs such as raw materials, ingredients, and packaging, are summarized as follows:

	Capital Leases	Operating Leases	Purchase Obligations
	(In thousands)
2015	$3,930	24,749	501,802
2016	3,105	22,633	21,509
2017	1,341	18,165	3,903
2018	235	13,223	3,901
2019	65	9,046	3,865
Thereafter	143	38,798	3,980

Total minimum payments	8,819	$126,614	$538,960

Less amount representing interest	(508)

Present value of capital lease obligations	$8,311

Litigation, Investigations, and Audits — The Company is party in the ordinary course of business to certain claims, litigation, audits, and investigations. The Company believes it has established adequate reserves for liabilities that are probable and reasonably estimable that may be incurred in connection with any such currently pending or threatened matter, none of which are significant. In the Company’s opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Foreign Currency Risk — Due to the Company’s operations in Canada, we are exposed to foreign currency risks. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements of the Canadian operations for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Income, with their fair value recorded on the Consolidated Balance Sheets. The Company had one foreign currency contract for the purchase of U.S. dollars during 2014 was settled before the end of the year.

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

The Company’s forward purchase commodity contracts include contracts for diesel, oil, plastics, natural gas, electricity, and certain contracts that do not meet the requirements for the normal purchases and normal sales scope and exception.

The Company uses diesel contracts to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. The contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and the contracts that do not meet the requirements for the normal purchases and normal sales scope exception are generally used to manage the price risk associated with raw material costs. As of December 31, 2014, the Company had outstanding contracts for the purchase of 58,450 megawatts of electricity, expiring throughout 2015 and 6.4 million gallons of diesel, expiring throughout 2015.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Consolidated Balance Sheets:

		Fair Value December 31,
		2014	2013
	Balance Sheet Location	(In thousands)
Asset Derivatives		$—	$8

Commodity contracts	Prepaid expenses and other current assets	$—	$8

Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$3,044	$—

		$3,044	$—

We recorded the following gains and losses on our derivative contracts in the Consolidated Statements of Income:

		Year Ended December 31,
	Location of Gain (Loss) Recognized in Income	2014	2013
		(In thousands)
Mark to market unrealized (loss) gain:
Commodity contracts	Other expense, net	$(3,051)	$937

Total unrealized (loss) gain		(3,051)	937
Realized (loss):
Commodity contracts	Manufacturing related to cost of sales and transportation related to selling and distribution	—	(374)

Total realized (loss)		—	(374)

Total (loss) gain		$(3,051)	$563

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving Credit Facility	$(554,000)	$(559,085)	$—	$—	2
Prior Credit Agreement	$—	$—	$(535,000)	$(532,226)	2
Term Loan	$(298,500)	$(315,070)	$—	$—	2
Acquisition Term Loan	$(197,500)	$(202,716)	$—	$—	2
2022 Notes	$(400,000)	$(406,000)	$—	$—	2
2018 Notes	$—	$—	$(400,000)	$(435,520)	2
Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(3,044)	$(3,044)	$8	$8	2
Investments	$9,148	$9,148	$8,680	$8,680	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair values of the Revolving Credit Facility, Prior Credit Agreement, Term Loan, Acquisition Term Loan, 2022 Notes, 2018 Notes, and commodity contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the Revolving Credit Facility, Prior Credit Agreement, Term Loan, and Acquisition Term Loan were estimated using present value techniques and market based interest rates and credit spreads. The fair values of the Company’s 2022 Notes and 2018 Notes were estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume.

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

22.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

The Company manages operations on a company-wide basis, making determinations as to the allocation of resources in total rather than on a segment-level basis. We have designated our reportable segments based on how management views our business. We do not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. The Company’s reportable segments, as presented below, are consistent with the manner in which the Company reports its results to the Chief Operating Decision Maker. Our segments are as follows:

North American Retail Grocery – Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

creamers; sweeteners; condensed, ready to serve, and powdered soups, broths, and gravies; refrigerated and shelf stable salad dressings and sauces; pickles and related products; Mexican and other sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; hot and cold cereals; baking and mix powders; macaroni and cheese; skillet dinners; and snack nuts, trail mixes, dried fruit, and other wholesome snacks.

Food Away From Home – Our Food Away From Home segment sells non-dairy powdered creamers; sweeteners; pickles and related products; Mexican and other sauces; refrigerated and shelf stable dressings; aseptic products; hot cereals; powdered drinks; and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Industrial and Export – Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. This segment sells non-dairy powdered creamer; baking and mix powders; pickles and related products; refrigerated and shelf stable salad dressings; Mexican sauces; aseptic products; soup and infant feeding products; hot cereal; powdered drinks; single serve hot beverages; specialty teas; nuts; and other products. Export sales are primarily to industrial customers outside of North America.

The Company evaluates the performance of segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions, and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by our Chief Operating Decision Maker and do not include income taxes. Other expenses not allocated include warehouse start-up costs, restructuring costs, unallocated selling and distribution expenses, and corporate expenses that consist of general and administrative expenses, amortization expense, other operating (income) expense, and other expense (income). The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 Summary of Significant Accounting Policies.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net sales:
North American Retail Grocery	$2,173,391	$1,642,190	$1,568,014
Food Away From Home	380,069	360,868	338,357
Industrial and Export	392,642	290,869	275,754

Total	$2,946,102	$2,293,927	$2,182,125

Direct operating income:
North American Retail Grocery	$326,943	$258,699	$244,736
Food Away From Home	47,107	50,110	43,913
Industrial and Export	68,109	55,754	44,663

Total	442,159	364,563	333,312
Unallocated selling and distribution expenses	(9,159)	(5,284)	(5,231)
Unallocated cost of sales (1)	(998)	(18,728)	(10,950)
Unallocated corporate expense	(213,848)	(162,387)	(140,304)

Operating income	218,154	178,164	176,827
Other expense	(81,584)	(53,254)	(52,618)

Income before income taxes	$136,570	$124,910	$124,209

Depreciation:
North American Retail Grocery	$40,220	$35,962	$36,301
Food Away From Home	8,472	9,327	7,451
Industrial and Export	6,266	5,379	7,810
Corporate office (2)	8,323	22,599	13,107

Total	$63,281	$73,267	$64,669

(1)	2013 and 2012 costs primarily related to accelerated depreciation and other charges related to restructurings.
(2)	Includes accelerated depreciation related to restructurings for 2013 and 2012.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 12.4%, 13.2%, and 13.0% of total consolidated net sales in 2014, 2013, and 2012, respectively, with 11.3%, 12.2%, and 12.1% from Canada in 2014, 2013, and 2012, respectively. Sales are determined based on the customer destination where the products are shipped.

Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

		December 31,
	2014	2013	2012
	(In thousands)
Long-lived assets:
United States	$490,850	$416,170	$388,642
Canada	52,928	46,105	36,665

Total	$543,778	$462,275	$425,307

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 18.8%, 19.0%, and 20.7% of our consolidated net sales in 2014, 2013, and 2012, respectively. Sales to Wal-Mart Stores, Inc. and affiliates are included in our North American Retail Grocery segment. No other customer accounted for more than 10% of our consolidated net sales.

Total trade receivables with Wal-Mart Stores, Inc. and affiliates represented approximately 17.5% and 24.8% of our total trade receivables as of December 31, 2014 and 2013, respectively.

Product Information — The following table presents the Company’s net sales by major products. In 2013, due to the Associated Brands acquisition, the Company updated the product categories. Non-dairy creamer was changed to Beverage enhancers to include sweeteners from Associated Brands. Powdered drinks was renamed Beverages and now includes the specialty teas and related products from Associated Brands. Hot cereals was renamed Cereals, as Associated Brands sells cold cereals. In 2014, we added a product category (Snacks) due to the acquisition of Flagstone. These changes did not require prior period adjustments.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Products:
Beverages	$499,829	$341,547	$234,430
Salad Dressings	361,859	334,577	284,027
Beverage enhancers	359,179	361,290	362,238
Soup and infant feeding	351,917	219,404	281,827
Pickles	302,621	297,904	308,228
Snacks	287,281	—	—
Mexican and other sauces	248,979	245,171	232,025
Cereals	168,739	169,843	162,952
Dry dinners	139,285	124,075	126,804
Aseptic products	102,635	96,136	91,585
Other products	70,720	46,650	36,573
Jams	53,058	57,330	61,436

Total net sales	$2,946,102	$2,293,927	$2,182,125

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2014 and 2013:

	Quarter
	First	Second (2)	Third (3)	Fourth (4)
	(In thousands, except per share data)
Fiscal 2014
Net sales	$618,903	$627,960	$795,726	$903,513
Gross profit	132,991	135,677	158,588	179,348
Income before income taxes	20,043	33,740	30,795	51,992
Net income	14,322	21,759	19,882	33,917
Net income per common share:
Basic (1)	.39	.59	.48	.80
Diluted (1)	.38	.57	.47	.78
Fiscal 2013
Net sales	$540,110	$526,346	$567,150	$660,321
Gross profit	114,172	109,568	115,263	136,546
Income before income taxes	33,354	27,883	29,372	34,301
Net income	22,974	18,565	22,665	22,784
Net income per common share:
Basic (1)	.63	.51	.62	.62
Diluted (1)	.62	.50	.61	.61

(1)	Due to rounding and the issuance of shares in July of 2014, the sum of the four quarters may not be the same as the total for the year.
(2)	The Company acquired Protenergy in May of 2014.
(3)	The Company acquired Flagstone in July of 2014 and Cains in July of 2013.
(4)	The Company acquired Associated Brands in October of 2013.

24.	GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its 100 percent owned direct and indirect subsidiaries of the parent company (TreeHouse Foods, Inc.), which include Bay Valley, Sturm Foods, and S.T. Foods, in addition to certain legal entities acquired in the acquisition of Flagstone, which were added in the third quarter: American Importing Company, Inc., Ann’s House of Nut’s, Inc., and Snacks Parent Corporation (collectively known as the guarantor subsidiaries). There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012. We used the equity method with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,706	$2	$33,273	$—	$51,981
Investments	—	—	9,148	—	9,148
Accounts receivable, net	46	185,202	48,408	—	233,656
Inventories, net	—	471,189	122,909	—	594,098
Deferred income taxes	8,361	19,196	8,007	—	35,564
Prepaid expenses and other current assets	32,849	5,947	12,812	(26,619)	24,989

Total current assets	59,962	681,536	234,557	(26,619)	949,436
Property, plant, and equipment, net	28,411	416,104	99,263	—	543,778
Goodwill	—	1,464,999	202,986	—	1,667,985
Investment in subsidiaries	2,269,325	534,326	—	(2,803,651)	—
Intercompany accounts receivable (payable), net	840,606	(771,836)	(68,770)	—	—
Deferred income taxes	12,217	—	—	(12,217)	—
Intangible and other assets, net	55,826	503,289	182,690	—	741,805

Total assets	$3,266,347	$2,828,418	$650,726	$(2,842,487)	$3,903,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$48,002	$224,352	$51,125	$(26,619)	$296,860
Current portion of long-term debt	10,500	1,595	2,278	—	14,373

Total current liabilities	58,502	225,947	53,403	(26,619)	311,233
Long-term debt	1,439,500	2,027	3,961	—	1,445,488
Deferred income taxes	—	289,257	42,414	(12,217)	319,454
Other long-term liabilities	9,088	41,862	16,622	—	67,572
Stockholders’ equity	1,759,257	2,269,325	534,326	(2,803,651)	1,759,257

Total liabilities and stockholders’ equity	$3,266,347	$2,828,418	$650,726	$(2,842,487)	$3,903,004

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,268	$43	$23,164	$—	$46,475
Investments	—	—	8,680		8,680
Accounts receivable, net	258	116,464	36,041	—	152,763
Inventories, net	—	314,912	90,786	—	405,698
Deferred income taxes	—	18,534	3,375	—	21,909
Prepaid expenses and other current assets	27,890	12,593	758	(27,077)	14,164

Total current assets	51,416	462,546	162,804	(27,077)	649,689
Property, plant, and equipment, net	13,426	379,380	69,469	—	462,275
Goodwill	—	959,440	159,764	—	1,119,204
Investment in subsidiaries	1,970,351	258,305	—	(2,228,656)	—
Intercompany accounts receivable (payable), net	154,742	68,407	(223,149)	—	—
Deferred income taxes	13,545	—	—	(13,545)	—
Intangible and other assets, net	46,943	288,873	154,070	—	489,886

Total assets	$2,250,423	$2,416,951	$322,958	$(2,269,278)	$2,721,054

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,127	$204,920	$34,843	$(27,077)	$238,813
Current portion of long-term debt	—	1,498	53	—	1,551

Total current liabilities	26,127	206,418	34,896	(27,077)	240,364
Long-term debt	935,000	3,580	365	—	938,945
Deferred income taxes	206	213,219	28,689	(13,545)	228,569
Other long-term liabilities	15,972	23,383	703	—	40,058
Stockholders’ equity	1,273,118	1,970,351	258,305	(2,228,656)	1,273,118

Total liabilities and stockholders’ equity	$2,250,423	$2,416,951	$322,958	$(2,269,278)	$2,721,054

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,537,880	$649,997	$(241,775)	$2,946,102
Cost of sales	—	2,017,648	563,625	(241,775)	2,339,498

Gross profit	—	520,232	86,372	—	606,604
Selling, general, and administrative expense	68,632	211,788	52,975	—	333,395
Amortization	6,521	32,605	13,508	—	52,634
Other operating expense, net	—	2,365	56	—	2,421

Operating (loss) income	(75,153)	273,474	19,833	—	218,154
Interest expense	41,316	541	9,152	(8,973)	42,036
Interest income	(2)	(9,002)	(959)	8,973	(990)
Loss on extinguishment of debt	22,019	—	—	—	22,019
Other expense, net	22	11,701	6,796	—	18,519

(Loss) income from continuing operations, before income taxes	(138,508)	270,234	4,844	—	136,570
Income taxes (benefit)	(51,761)	92,644	5,807	—	46,690
Equity in net income (loss) of subsidiaries	176,627	(963)	—	(175,664)	—

Net income (loss)	$89,880	$176,627	$(963)	$(175,664)	$89,880

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,011,944	$379,143	$(97,160)	$2,293,927
Cost of sales	—	1,593,404	322,134	(97,160)	1,818,378

Gross profit	—	418,540	57,009	—	475,549
Selling, general, and administrative expense	52,951	166,849	36,263	—	256,063
Amortization	5,445	23,320	6,610	—	35,375
Other operating expense, net	—	3,741	2,206	—	5,947

Operating (loss) income	(58,396)	224,630	11,930	—	178,164
Interest expense	48,358	967	14,642	(14,663)	49,304
Interest income	—	(14,675)	(2,173)	14,663	(2,185)
Other (income) expense, net	(3)	(19,811)	25,949	—	6,135

(Loss) income from continuing operations, before income taxes	(106,751)	258,149	(26,488)	—	124,910
Income taxes (benefit)	(42,438)	90,175	(9,815)	—	37,922
Equity in net income (loss) of subsidiaries	151,301	(16,673)	—	(134,628)	—

Net income (loss)	$86,988	$151,301	$(16,673)	$(134,628)	$86,988

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,936,149	$295,267	$(49,291)	$2,182,125
Cost of sales	—	1,541,642	235,864	(49,291)	1,728,215

Gross profit	—	394,507	59,403	—	453,910
Selling, general, and administrative expense	46,216	168,050	25,486	—	239,752
Amortization	4,556	24,068	4,922	—	33,546
Other operating (income) expense, net	(218)	1,564	2,439	—	3,785

Operating (loss) income	(50,554)	200,825	26,556	—	176,827
Interest expense	50,762	847	14,434	(14,434)	51,609
Interest income	—	(14,434)	(643)	14,434	(643)
Other expense, net	—	1,133	519	—	1,652

(Loss) income before income taxes	(101,316)	213,279	12,246	—	124,209
Income taxes (benefit)	(38,590)	71,130	3,306	—	35,846
Equity in net income (loss) of subsidiaries	151,089	8,940	—	(160,029)	—

Net income (loss)	$88,363	$151,089	$8,940	$(160,029)	$88,363

Condensed Supplemental Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$89,880	$176,627	$(963)	$(175,664)	$89,880
Other comprehensive (loss):
Foreign currency translation adjustments	—	(4,065)	(22,572)	—	(26,637)
Pension and postretirement reclassification adjustment, net of tax	—	(5,931)	—	—	(5,931)

Other comprehensive (loss)	—	(9,996)	(22,572)	—	(32,568)
Equity in other comprehensive (loss) income of subsidiaries	(32,568)	(22,572)	—	55,140	—

Comprehensive income (loss)	$57,312	$144,059	$(23,535)	$(120,524)	$57,312

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$86,988	$151,301	$(16,673)	$(134,628)	$86,988
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(9,780)	(12,902)	—	(22,682)
Pension and postretirement reclassification adjustment, net of tax	—	7,451	—	—	7,451
Derivative reclassification adjustment, net of tax	108	—	—	—	108

Other comprehensive income (loss)	108	(2,329)	(12,902)	—	(15,123)
Equity in other comprehensive (loss) income of subsidiaries	(15,231)	(12,902)	—	28,133	—

Comprehensive income (loss)	$71,865	$136,070	$(29,575)	$(106,495)	$71,865

Condensed Supplemental Consolidating Statement of Comprehensive Income

Year Ended December 31, 2012

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$88,363	$151,089	$8,940	$(160,029)	$88,363
Other comprehensive income (loss):
Foreign currency translation adjustments	—	3,660	4,601	—	8,261
Pension and postretirement reclassification adjustment, net of tax	—	(2,700)	—	—	(2,700)
Derivative reclassification adjustment, net of tax	161	—	—	—	161

Other comprehensive income	161	960	4,601	—	5,722
Equity in other comprehensive income (loss) of subsidiaries	5,561	4,601	—	(10,162)	—

Comprehensive income (loss)	$94,085	$156,650	$13,541	$(170,191)	$94,085

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$149,103	247,159	(8,641)	(175,664)	211,957
Cash flows from investing activities:
Additions to property, plant, and equipment	(16,201)	(57,053)	(15,321)	—	(88,575)
Additions to intangible assets	(9,012)	(2,516)	885	—	(10,643)
Intercompany transfer	(1,055,537)	885,292	(144,671)	314,916	—
Acquisitions, net of cash acquired	—	(1,035,066)	42,057	—	(993,009)
Purchase of investments	—	—	(584)	—	(584)
Proceeds from sale of investments	—	—	63	—	63
Proceeds from sale of fixed assets	—	2,348	494	—	2,842

Net cash (used in) provided by investing activities	(1,080,750)	(206,995)	(117,077)	314,916	(1,089,906)
Cash flows from financing activities:
Net borrowing (repayment) of debt	484,595	(1,504)	(1,691)	—	481,400
Intercompany transfer	38,577	(38,577)	139,252	(139,252)	—
Net proceeds from issuance of stock	358,364	—	—	—	358,364
Net receipts related to stock-based award activities	27,812	20	—	—	27,832
Excess tax benefits from stock-based payment arrangements	17,737	(144)	—	—	17,593

Net cash provided by (used in) financing activities	927,085	(40,205)	137,561	(139,252)	885,189

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,734)	—	(1,734)
(Decrease) increase in cash and cash equivalents	(4,562)	(41)	10,109	—	5,506
Cash and cash equivalents, beginning of year	23,268	43	23,164	—	46,475

Cash and cash equivalents, end of year	$18,706	2	33,273	—	51,981

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(45,540)	224,654	37,576	—	216,690
Cash flows from investing activities:
Additions to property, plant, and equipment	(48)	(66,878)	(7,854)	—	(74,780)
Additions to intangible assets	(4,923)	(1,480)	—	—	(6,403)
Acquisitions, net of cash acquired	—	(129,382)	(89,270)	—	(218,652)
Purchase of investments	—	—	(8,140)	—	(8,140)
Proceeds from sale of investments	—	—	165	—	165
Proceeds from sale of fixed assets	—	915	45	—	960

Net cash used in investing activities	(4,971)	(196,825)	(105,054)	—	(306,850)
Cash flows from financing activities:
Net borrowing (repayment) of debt	42,000	(1,939)	(6)	—	40,055
Intercompany transfer	26,116	(26,116)	—	—	—
Net receipts related to stock-based award activities	1,291	—	—	—	1,291
Excess tax benefits from stock-based payment arrangements	4,372	—	—	—	4,372

Net cash provided by (used in) financing activities	73,779	(28,055)	(6)	—	45,718

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,490)	—	(3,490)
Increase (decrease) in cash and cash equivalents	23,268	(226)	(70,974)	—	(47,932)
Cash and cash equivalents, beginning of year	—	269	94,138	—	94,407

Cash and cash equivalents, end of year	$23,268	43	23,164	—	46,475

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows Fiscal Year Ended December 31, 2012 (In thousands)
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(62,153)	$182,684	$84,028	$—	$204,559
Cash flows from investing activities:
Additions to property, plant, and equipment	(223)	(60,416)	(9,638)	—	(70,277)
Additions to intangible assets	(8,216)	(1,027)	—	—	(9,243)
Acquisitions, net of cash acquired	—	(44,467)	14,512	—	(29,955)
Proceeds from sale of fixed assets	—	67	46	—	113

Net cash (used in) provided by investing activities	(8,439)	(105,843)	4,920	—	(109,362)
Cash flows from financing activities:
Net repayment of debt	(2,800)	(1,964)	21	—	(4,743)
Intercompany transfer	74,614	(74,614)	—	—	—
Net payments related to stock-based award activities	(3,879)	—	—	—	(3,879)
Excess tax benefits from stock-based payment arrangements	2,657	—	—	—	2,657

Net cash provided by (used in) financing activities	70,592	(76,578)	21	—	(5,965)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,896	—	1,896
Increase (decrease) in cash and cash equivalents	—	263	90,865	—	91,128
Cash and cash equivalents, beginning of year	—	6	3,273	—	3,279

Cash and cash equivalents, end of year	$—	$269	$94,138	$—	$94,407

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2014, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2014 includes all of the Company’s subsidiaries. However, we have excluded the operations of Protenergy and Flagstone from our evaluation of disclosure controls and procedures as of December 31, 2014 because Protenergy and Flagstone were acquired by the Company in 2014. The net sales and total assets of Protenergy represented approximately 4.0% and 5.2%, respectively, of the Consolidated Financial Statement amounts for the year ended December 31, 2014. The net sales and total assets of Flagstone represented approximately 9.8% and 24.5%, respectively, of the Consolidated Financial Statement amounts for the year ended December 31, 2014. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014. This report is included with this Form 10-K.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Protenergy Natural Foods and subsidiaries (Protenergy), which were acquired on May 30, 2014, and Flagstone Foods and subsidiaries (Flagstone), which were acquired on July 29, 2014. The net sales and total assets of Protenergy represented approximately 4.0% and 5.2%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2014. The net sales and total assets of Flagstone represented approximately 9.8% and 24.5%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Protenergy and Flagstone. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 19, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 19, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2015 Proxy Statement”) to be filed with the SEC in connection with our 2015 annual meeting of the stockholders under the headings, Directors and Management — Directors and Executive Officers and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2015 Proxy Statement under the headings, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2015 Proxy Statement under the heading, Committee Meetings/Role of the Committees — Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our April 23, 2015 Annual Meeting of Stockholders.

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

The information required by this item is included in the 2015 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2015 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the 1934 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the 2015 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2015 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2015 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

February 19, 2015

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed Sam K. Reed	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2015

/s/ Dennis F. Riordan Dennis F. Riordan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2015

/s/ George V. Bayly George V. Bayly	Director	February 19, 2015

/s/ Diana S. Ferguson Diana S. Ferguson	Director	February 19, 2015

/s/ Dennis F. O’Brien Dennis F. O’Brien	Director	February 19, 2015

/s/ Frank J. O’Connell Frank J. O’Connell	Director	February 19, 2015

/s/ Ann M. Sardini Ann M. Sardini	Director	February 19, 2015

/s/ Gary D. Smith Gary D. Smith	Director	February 19, 2015

/s/ Terdema L. Ussery, II Terdema L. Ussery, II	Director	February 19, 2015

/s/ David B. Vermylen David B. Vermylen	Director	February 19, 2015

SCHEDULE II

TREEEHOUSE FOODS, INC.

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2014, 2013 and 2012

Allowance for doubtful accounts deducted from accounts receivable:

	Balance Beginning of Year	Change to Allowance	Acquisitions	Write-Offs of Uncollectable Accounts	Recoveries	Balance End of Year
	(In thousands)
2012	$517	$(273)	$91	$(30)	$—	$305
2013	$305	$(98)	$255	$(57)	$—	$405
2014	$405	$1,023	$428	$(523)	$—	$1,333

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2 .1	Purchase Agreement, dated as of April 20, 2007, among Silver Brands Partners II, L.P., VDW Farms, Ltd., VDW Management, L.L.C., and Bay Valley Foods, LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 23, 2007.

2 .2	Purchase Agreement, dated as of June 24, 2007 between E.D. Smith Operating Trust, E.D. Smith Limited Partnership, E.D. Smith Income Fund, and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2007.

2 .3	Stock Purchase Agreement, dated as of December 20, 2009, among TreeHouse Foods, Inc., Sturm Foods, Inc., HMSF, L.P., and other shareholders of Sturm Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2009.

2 .4	Securities Purchase Agreement dated as of September 13, 2010, among STSF Holdings LLC, STSF Holdings, Inc., S.T. Specialty Foods, Inc., and the Company is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 13, 2010.

2 .5	Earnout Agreement between STSF Holdings, LLC and the Company is incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 13, 2010.

2 .6	Securities Purchase Agreement, dated as of August 7, 2013, by and among TreeHouse Foods, Inc., TorQuest Partners Fund II, L.P., the other sellers party thereto and Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation, and 6726607 Canada Limited is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 7, 2013.

2. 7	Stock Purchase Agreement, dated as of April 18, 2014, by and among TreeHouse Foods, Inc., Whitecastle Investments Limited, the other sellers party thereto and PFF Capital is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 18, 2014.

2. 8	Agreement and Plan of Merger, dated as of June 27, 2014, by and among Bay Valley Foods LLC, Snacks Acquisition Sub, Inc., Snacks Parent Corporation and Gryphon Partners is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2014.

3 .1	Amended and Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 28, 2011, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.

3 .2	Amendment to the Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 25, 2011.

3 .3	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated April 28, 2011.

4 .1	Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

4 .2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005.

4 .3	Indenture, dated March 2, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 2, 2010.

4 .4	First Supplemental Indenture, dated March 2, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 2, 2010.

Exhibit No.	Exhibit Description

4.5	Second Supplemental Indenture, dated March 2, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 2, 2010.

4.6	Third Supplemental Indenture, dated October 28, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.7	Fourth Supplemental Indenture, dated as of March 11, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 11, 2014.

4.8	Fifth Supplemental Indenture, dated as of March 11, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 11, 2014.

10.1**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.2**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.3**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.4**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.5	Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.6**	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

10.7**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.

10.8	Credit Agreement, dated as of May 6, 2014, between the Company, Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 6, 2014.

10.9	Additional Credit Extension Amendment dated July 29, 2014 among the Company, Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated July 29, 2014.

10.10	Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006.

10.11**	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.

Exhibit No.	Exhibit Description

10.12**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.

10.13**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2008.

10.14**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2008.

10.15**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 5, 2008.

10.16**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 5, 2008.

10.17**	Employment Agreement by and between TreeHouse Foods, Inc. and Dennis F. Riordan is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2008.

10.18**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.

10.19**	Second Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.

10.20**	TreeHouse Foods, Inc. Executive Severance Plan, amended and restated as of February 21, 2014 is incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K dated February 21, 2014.

10.21**	First Amendment to Employment Agreement, date April 21, 2009, between TreeHouse Foods, Inc. and Dennis F. Riordan is Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2009.

10.22**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2009.

10.23**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission August 6, 2009.

10.24**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2009.

10.25**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Commission August 6, 2009.

10.26**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.5 of our Form 10-Q filed with the Commission August 6, 2009.

10.27**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.6 of our Form 10-Q filed with the Commission August 6, 2009.

10.28**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filed with the Commission August 6, 2009.

Exhibit No.	Exhibit Description

10.29**	Third Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.32 of our Form 10-K filed with the Commission February 21, 2013.

10.30**	Consulting Agreement, dated February 10, 2011, between the Company and David B. Vermylen is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2011.

10.31**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 6, 2013.

10.32**	Second Amendment to Employment Agreement, dated January 27, 2005, between TreeHouse Foods, Inc. and Sam K. Reed, dated February 24, 2014 is incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.33**	Second Amendment to Employment Agreement, dated January 27, 2005, between TreeHouse Foods, Inc. and Thomas E. O’Neill, dated February 24, 2014 is incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.34**	Second Amendment to Employment Agreement, dated January 27, 2005, between TreeHouse Foods, Inc. and Harry J. Walsh, dated February 24, 2014 is incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.35**	Second Amendment to Employment Agreement, dated November 8, 2007, between TreeHouse Foods, Inc. and Dennis F. Riordan, dated February 21, 2014 is incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.36**	Employment Agreement between TreeHouse Foods, Inc. and Christopher D. Sliva, dated February 24, 2014 is incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K dated February 21, 2014.

12.1*	Computation of Ratio of Earnings to Fixed Changes.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.