Form 10-Q
period 2015-03-31
TreeHouse Foods, Inc.
filed 2015-05-07
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015.

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

Yes    ☐    No     ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2015: 42,874,528

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,651	$51,981
Investments	8,712	9,148
Receivables, net	217,805	233,656
Inventories, net	559,177	594,098
Deferred income taxes	35,093	35,564
Prepaid expenses and other current assets	23,465	24,989

Total current assets	898,903	949,436
Property, plant, and equipment, net	542,592	543,778
Goodwill	1,656,847	1,667,985
Intangible assets, net	692,825	716,298
Other assets, net	24,217	25,507

Total assets	$3,815,384	$3,903,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$263,506	$296,860
Current portion of long-term debt	15,615	14,373

Total current liabilities	279,121	311,233
Long-term debt	1,383,448	1,445,488
Deferred income taxes	318,203	319,454
Other long-term liabilities	69,390	67,572

Total liabilities	2,050,162	2,143,747
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 42,860 and 42,663 shares issued and outstanding, respectively	429	427
Additional paid-in capital	1,191,734	1,177,342
Retained earnings	663,671	645,819
Accumulated other comprehensive loss	(90,612)	(64,331)

Total stockholders’ equity	1,765,222	1,759,257

Total liabilities and stockholders’ equity	$3,815,384	$3,903,004

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net sales	$783,145	$618,903
Cost of sales	630,708	485,912

Gross profit	152,437	132,991
Operating expenses:
Selling and distribution	45,798	38,017
General and administrative	44,400	33,768
Other operating expense, net	215	873
Amortization expense	15,328	10,034

Total operating expenses	105,741	82,692

Operating income	46,696	50,299
Other expense (income):
Interest expense	11,692	10,873
Interest income	(1,769)	(168)
Loss on foreign currency exchange	11,386	2,951
Loss on extinguishment of debt	—	16,685
Other income, net	(414)	(85)

Total other expense	20,895	30,256

Income before income taxes	25,801	20,043
Income taxes	7,949	5,721

Net income	$17,852	$14,322

Net earnings per common share:
Basic	$.42	$.39
Diluted	$.41	$.38
Weighted average common shares:
Basic	42,873	36,682
Diluted	43,639	37,665

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income	$17,852	$14,322

Other comprehensive (loss) income:
Foreign currency translation adjustments	(26,537)	(11,907)
Pension and postretirement reclassification adjustment (1)	256	103

Other comprehensive loss	(26,281)	(11,804)

Comprehensive (loss) income	$(8,429)	$2,518

(1)	Net of tax of $158 and $64 for the three months ended March 31, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$17,852	$14,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,405	16,972
Amortization	15,328	10,034
Stock-based compensation	5,949	4,180
Excess tax benefits from stock-based compensation	(3,132)	(4,630)
Loss on extinguishment of debt	—	16,685
Mark to market gain on derivative contracts	(417)	(117)
Mark to market gain on investments	(259)	(79)
Loss (gain) on disposition of assets	147	(208)
Deferred income taxes	(1,867)	(1,699)
Loss on foreign currency exchange	11,386	2,950
Other	(379)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	11,746	697
Inventories	29,164	(9,907)
Prepaid expenses and other assets	1,744	(1,945)
Accounts payable, accrued expenses and other liabilities	(21,065)	(11,385)

Net cash provided by operating activities	81,602	35,870
Cash flows from investing activities:
Additions to property, plant, and equipment	(21,235)	(18,339)
Additions to other intangible assets	(3,841)	(3,316)
Acquisitions, less cash acquired	—	1,325

Proceeds from sale of fixed assets	121	525

Purchase of investments	(103)	(236)
Proceeds from sale of investments	—	63

Net cash used in investing activities	(25,058)	(19,978)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	20,000	25,000
Payments under Revolving Credit Facility	(78,000)	(165,000)
Proceeds from issuance of 2022 Notes	—	400,000
Payments on 2018 Notes	—	(298,213)
Payments on capitalized lease obligations and other debt	(730)	(319)
Payment of deferred financing costs	—	(6,897)
Payment of debt premium for extinguishment of debt	—	(12,749)
Payments on Term Loan and Acquisition Term Loan	(2,000)	—
Net receipts related to stock-based award activities	5,273	7,530
Excess tax benefits from stock-based compensation	3,132	4,630

Net cash used in financing activities	(52,325)	(46,018)
Effect of exchange rate changes on cash and cash equivalents	(1,549)	(563)

Net increase (decrease) in cash and cash equivalents	2,670	(30,689)
Cash and cash equivalents, beginning of period	51,981	46,475

Cash and cash equivalents, end of period	$54,651	$15,786

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. (the “Company,” “TreeHouse,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Results of operations for interim periods are not necessarily indicative of annual results.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the balance sheet. Under the ASU, an entity will present debt issuance costs as a direct deduction of the related debt liability with the amortization of the debt issuance costs reported as interest expense. Under current guidance, debt issuance costs are reported separately as an asset with the amortization recorded as interest expense. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using a full retrospective approach. The Company does not believe this ASU will have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company does not anticipate the adoption of the ASU will result in additional disclosures, however, management will begin performing the periodic assessments required by the ASU on its effective date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduced a new framework to be used when recognizing revenue in an attempt to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using either the full retrospective method, which presents the impact of the change separately in each prior year presented, or the modified retrospective method, which includes the cumulative changes to all prior years presented in beginning retained earnings in the year of initial adoption. The Company has not yet determined which of the two adoption methods to elect. The Company is currently assessing the impact this standard will have upon adoption.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS

Flagstone

On July 29, 2014, the Company acquired all of the outstanding shares of Flagstone Foods (“Flagstone”), a privately owned U.S. based manufacturer of branded and private label varieties of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks. Flagstone is one of the largest manufacturers and distributors of private label wholesome snacks in North America, and is the largest manufacturer of private label trail mix in North America. The purchase price was approximately $854.2 million, net of acquired cash, after adjustments for working capital. The acquisition was financed through additional borrowings and the issuance of common stock. The acquisition is expected to expand our existing product offerings by allowing the Company to enter into the wholesome snack food category, while also providing more exposure to the perimeter of the store.

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

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$902
Receivables	55,640
Inventory	128,224
Property, plant, and equipment	37,154
Customer relationships	231,700
Trade names	6,300
Supplier relationships	2,500
Software	1,755
Formulas	1,600
Other assets	9,497
Goodwill	507,865

Fair value of assets acquired	983,137
Deferred taxes	(65,866)
Assumed liabilities	(62,140)

Total purchase price	$855,131

The Company allocated $231.7 million to customer relationships and $6.3 million to trade names, each of which have an estimated life of 15 years. The Company allocated $1.6 million to formulas, which have an estimated life of 5 years. The Company allocated $1.8 million to capitalized software with an estimated life of 1 year. The aforementioned intangibles will be amortized on a straight line basis. The Company allocated $2.5 million to supplier relationships, which will be amortized in a method reflecting the pattern in which the economic benefits of the intangible asset are consumed over the period of one year. The Company has preliminarily allocated all $507.9 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities related to Flagstone’s product offerings in the snacking category. None of the goodwill resulting from this acquisition is tax deductible. The allocation to net tangible and intangible assets acquired and liabilities assumed is preliminary and subject to change for taxes.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information shows the results of operations for the Company as if its acquisition of Flagstone had been completed as of January 1, 2014. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the issuance of common stock, interest expense related to the financing of the business combination, and related income taxes. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

Three Months Ended
March 31, 2014
(In thousands, except per share data)
Pro forma net sales	$785,704

Pro forma net income	$16,980

Pro forma basic earnings per common share	$0.41

Pro forma diluted earnings per common share	$0.40

Protenergy

On May 30, 2014, the Company acquired all of the outstanding shares of PFF Capital Group, Inc. (“Protenergy”), a privately owned Canadian based manufacturer of broths, soups, and gravies. Protenergy specializes in providing products in carton and recart packaging for both private label and corporate brands, and also serves as a co-manufacturer of national brands. The Company paid $140.1 million, net of acquired cash, for the purchase of Protenergy. The acquisition was financed through additional borrowings. The acquisition is expected to expand our existing packaging capabilities and enable us to offer customers a full range of soup products, as well as leverage our research and development capabilities in the evolution of shelf stable liquids packaging from cans to cartons.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information shows the results of operations for the Company as if the acquisition of Protenergy had been completed as of January 1, 2014. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, interest expense related to the financing of the business combination, and related income taxes. These pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

Three Months Ended
March 31, 2014
(In thousands, except per share data)
Pro forma net sales	$662,633

Pro forma net income	$14,242

Pro forma basic earnings per common share	$0.39

Pro forma diluted earnings per common share	$0.38

4. INVESTMENTS

	March 31,	December 31,
	2015	2014
	(In thousands)
U.S. equity	$5,353	$5,749
Non-U.S. equity	1,725	1,692
Fixed income	1,634	1,707

Total investments	$8,712	$9,148

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

Our investments include U.S. equity, non-U.S. equity, and fixed income securities that are classified as short-term investments on the Condensed Consolidated Balance Sheets. The U.S. equity, non-U.S. equity, and fixed income securities are classified as short-term investments as they have characteristics of other current assets and are actively managed.

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2015 and December 31, 2014, $41.2 million and $31.6 million, respectively, represented cash and equivalents held in Canada, in local currency, and convertible into other currencies. The cash and equivalents held in Canada are expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

We recognized $0.3 million of unrealized gains for the three months ended March 31, 2015 and insignificant unrealized gains for the three months ended March 31, 2014. The unrealized gains are included in Interest income in the Condensed Consolidated Statements of Income. When securities are sold, their cost is determined based on the first-in, first-out method.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORIES

	March 31,	December 31,
	2015	2014
	(In thousands)
Raw materials and supplies	$263,171	$279,745
Finished goods	316,392	334,856
LIFO reserve	(20,386)	(20,503)

Total	$559,177	$594,098

Approximately $61.6 million and $87.4 million of our inventory was accounted for under the last-in, first-out (“LIFO”) method of accounting at March 31, 2015 and December 31, 2014, respectively. Approximately $113.5 million and $117.3 million of our net inventory was accounted for using the weighted average costing approach at March 31, 2015 and December 31, 2014, respectively, due to the acquisition of Flagstone.

6. PROPERTY, PLANT, AND EQUIPMENT

	March 31,	December 31,
	2015	2014
	(In thousands)
Land	$26,934	$27,097
Buildings and improvements	208,651	209,117
Machinery and equipment	644,981	644,333
Construction in progress	44,949	35,010

Total	925,515	915,557
Less accumulated depreciation	(382,923)	(371,779)

Property, plant, and equipment, net	$542,592	$543,778

Depreciation expense was $15.4 million and $17.0 million for the three months ended March 31, 2015 and 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2014	$1,439,476	$94,423	$134,086	$1,667,985
Foreign currency exchange adjustments	(12,303)	(1,142)	—	(13,445)
Purchase price adjustment	2,307	—	—	2,307

Balance at March 31, 2015	$1,429,480	$93,281	$134,086	$1,656,847

The Company has not incurred any goodwill impairments since its inception.

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Trademarks	$27,000	$28,995

Total indefinite lived intangibles	$27,000	$28,995

The decrease in the indefinite lived intangibles balance is due to foreign currency translation.

The gross carrying amounts and accumulated amortization of intangible assets, other than goodwill, as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)		(In thousands)
Intangible assets with finite lives:
Customer-related	$781,190	$(177,169)	$604,021	$794,300	$(168,462)	$625,838
Contractual agreements	2,828	(2,440)	388	2,829	(2,396)	433
Trademarks	32,399	(9,547)	22,852	32,579	(9,041)	23,538
Formulas/recipes	10,608	(7,379)	3,229	10,763	(7,138)	3,625
Computer software	69,128	(33,793)	35,335	65,202	(31,333)	33,869

Total other intangibles	$896,153	$(230,328)	$665,825	$905,673	$(218,370)	$687,303

Total intangible assets, excluding goodwill, as of March 31, 2015 and December 31, 2014 were $692.8 million and $716.3 million, respectively. Amortization expense on intangible assets for the three months ended March 31, 2015 and 2014 was $15.3 million and $10.0 million, respectively. Estimated amortization expense on intangible assets for 2015 and the next four years is as follows:

(In thousands)
2015	$60,617
2016	$58,637
2017	$57,802
2018	$52,448
2019	$51,150

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31,	December 31,
	2015	2014
	(In thousands)
Accounts payable	$189,269	$217,226
Payroll and benefits	39,918	38,669
Interest	1,520	6,507
Taxes	6,418	5,947
Health insurance, workers’ compensation, and other insurance costs	8,796	8,602
Marketing expenses	8,741	12,479
Other accrued liabilities	8,844	7,430

Total	$263,506	$296,860

9. INCOME TAXES

Income tax expense was recorded at an effective rate of 30.8% and 28.5% for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. The increase in the effective tax rate for the three months ended March 31, 2015 as compared to 2014 is attributable to the settlement of unrecognized tax benefits in the first quarter of 2014 associated with the Company’s 2011 examination by the United States Internal Revenue Service (“IRS”) and the impact of a shift of income from Canada to the U.S. where it is subjected to a higher tax rate.

The IRS completed its examination of TreeHouse’s 2012 tax year during the first quarter of 2015, resulting in an immaterial cash refund to the Company. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2012 tax years of E.D. Smith. The E.D. Smith examinations are expected to be completed in 2016. The Company also has examinations in process with various state taxing authorities, which are expected to be completed in 2015 or 2016.

Management estimates it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.7 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations.

10. LONG-TERM DEBT

	March 31,	December 31,
	2015	2014
	(In thousands)
Revolving Credit Facility	$496,000	$554,000
Term Loan	297,750	298,500
Acquisition Term Loan	196,250	197,500
2022 Notes	400,000	400,000
Tax increment financing and other debt	9,063	9,861

Total debt outstanding	1,399,063	1,459,861
Less current portion	(15,615)	(14,373)

Total long-term debt	$1,383,448	$1,445,488

On May 6, 2014, the Company entered into a new five year revolving credit facility with an aggregate commitment of $900 million (the “Revolving Credit Facility”) and a $300 million term loan (the “Term Loan”) pursuant to a new credit agreement (the “Credit Agreement”). The proceeds from the Term Loan and a draw at closing on the Revolving Credit Facility were used to repay in full, amounts outstanding under our prior $750 million revolving credit facility (the “Prior Credit Agreement”). The Credit Agreement replaced the Prior Credit Agreement, and the Prior Credit Agreement was terminated upon the repayment of the amounts outstanding thereunder on May 6, 2014.

On July 29, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”), the proceeds of which were used to fund, in part, the acquisition of Flagstone. The Amendment, among other things, provided for a new $200 million term loan (the “Acquisition Term Loan”).

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Revolving Credit Facility, Term Loan, and Acquisition Term Loan are known collectively as the “Credit Facility.” The Company’s average interest rate on debt outstanding under its Credit Facility for the three months ended March 31, 2015 was 1.97%.

Revolving Credit Facility — As of March 31, 2015, $392.7 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. The Revolving Credit Facility matures on May 6, 2019. In addition, as of March 31, 2015, there were $11.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect subsidiaries, Bay Valley Foods, LLC; Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; American Importing Company, Inc.; Ann’s House of Nuts, Inc.; Snacks Parent Corporation; and certain other subsidiaries that may become guarantors in the future (collectively known as the “Guarantor Subsidiaries”). The Revolving Credit Facility contains various financial and restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio. The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $50 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

Term Loan — On May 6, 2014, the Company entered into a $300 million senior unsecured Term Loan pursuant to the Credit Agreement. The Term Loan matures on May 6, 2021. The interest rates applicable to the Term Loan are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%. Payments are due on a quarterly basis. The Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of March 31, 2015, $297.8 million was outstanding under the Term Loan.

Acquisition Term Loan — On July 29, 2014, the Company entered into a $200 million unsecured Acquisition Term Loan pursuant to the Credit Agreement. The Acquisition Term Loan matures on May 6, 2019. The interest rates applicable to the Acquisition Term Loan are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 2.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00%. Payments are due on a quarterly basis. The Acquisition Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As March 31, 2015, $196.3 million was outstanding under the Acquisition Term Loan.

2022 Notes — On March 11, 2014, the Company completed its underwritten public offering of $400 million in aggregate principal amount of 4.875% notes due March 15, 2022 (the “2022 Notes”). The net proceeds of $394 million ($400 million less underwriting discount of $6 million, providing an effective interest rate of 4.99%) were intended to be used to extinguish the Company’s previously issued 7.75% notes due on March 1, 2018 (the “2018 Notes”). Due to timing, only $298 million of the proceeds were used in the first quarter of last year to extinguish the 2018 Notes. The remaining proceeds were used to temporarily pay down the Prior Credit Agreement. On April 10, 2014, the Company extinguished the remaining $102 million of 2018 Notes using borrowings under the Prior Credit Agreement. The Company issued the 2022 Notes pursuant to an Indenture between the Company, the Guarantor Subsidiaries, and the Trustee.

The Indenture provides, among other things, that the 2022 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2022 Notes are fully and unconditionally, as well as jointly and severally, guaranteed on a senior unsecured basis by the Guarantor Subsidiaries, in addition to any future domestic subsidiaries that guarantee or become borrowers under its credit facility, or guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries. Interest is payable on March 15 and September 15 of each year. The 2022 Notes mature on March 15, 2022.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subject to certain limitations, in the event of a change in control of the Company, the Company will be required to make an offer to purchase the 2022 Notes at a purchase price equal to 101% of the principal amount of the 2022 Notes, plus accrued and unpaid interest up to the purchase date.

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) pay dividends or make other payments (except for certain dividends and payments to the Company and certain subsidiaries of the Company), (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates, and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future, the 2022 Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the 2022 Notes for so long as the 2022 Notes are rated investment grade by the two rating agencies.

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of March 31, 2015, $1.6 million remains outstanding that matures May 1, 2019. Interest accrues at an annual rate of 7.16%.

Capital Lease Obligations and Other — The Company owes $7.5 million related to capital leases. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

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

On July 22, 2014, the Company closed the public offering of an aggregate 4,950,331 shares of the Company’s common stock, par value $0.01 per share, at a price of $75.50 per share. The Company used the net proceeds ($358 million) from the stock offering to fund, in part, the acquisition of Flagstone.

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income	$17,852	$14,322

Weighted average common shares outstanding	42,873	36,682
Assumed exercise/vesting of equity awards (1)	766	983

Weighted average diluted common shares outstanding	43,639	37,665

Net earnings per basic share	$.42	$.39
Net earnings per diluted share	$.41	$.38

(1)	Incremental shares from stock-based compensation awards (equity awards) are computed using the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.4 million and 0.3 million for the three months ended March 31, 2015 and 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company’s Stockholders approved, the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”). On April 23, 2015, the Plan was amended and restated to increase the number of shares available for issuance under the Plan by 3 million shares, effective February 27, 2015. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee determines specific awards for our executive officers. For all other employees, if the committee designates, our Chief Executive Officer or such other officers will, from time to time, determine specific persons to whom awards under the Plan will be granted, and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, also will make all other necessary decisions and interpretations under the plan.

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan (before considering the Plan amendment in April 2015) is approximately 9.3 million, of which approximately 1.4 million remain available as of March 31, 2015.

Income before income taxes for the three month periods ended March 31, 2015 and 2014 includes share-based compensation expense of $5.9 million and $4.2 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $2.1 million and $1.5 million for the three month periods ended March 31, 2015 and 2014, respectively.

Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2015. Stock options generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2014	1,858	42	$49.53	5.7	$68,396
Granted	3	—	$90.70
Forfeited	(21)	—	$75.87
Exercised	(187)	(7)	$28.82

Outstanding, March 31, 2015	1,653	35	$51.67	6.0	$56,329

Vested/expected to vest, at March 31, 2015	1,615	35	$51.09	5.9	$56,000

Exercisable, March 31, 2015	1,019	35	$38.76	4.4	$48,753

	Three Months Ended March 31,
	2015	2014
	(In millions)
Intrinsic value of stock options exercised	$11.0	$10.9
Compensation expense	$1.4	$1.0
Tax benefit recognized from stock option exercises	$4.2	$4.2

Compensation costs related to unvested options totaled $8.4 million at March 31, 2015 and will be recognized over the remaining vesting period of the grants, which averages 1.9 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The weighted average grant date fair value of awards granted during the first quarter of 2015 was $26.31.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors, or a specified date. As of March 31, 2015, 87 thousand director restricted stock units have been earned and deferred.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2015.

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2014	392	$71.97	101	$49.71
Granted	3	$90.70	—	$—
Vested	(8)	$66.10	—	$—
Forfeited	(33)	$75.91	—	$—

Outstanding, at March 31, 2015	354	$71.89	101	$49.71

	Three Months Ended March 31,
	2015	2014
	(In millions)
Compensation expense	$2.7	$2.4
Fair value of vested restricted stock units	$0.7	$0.1
Tax benefit recognized from vested restricted stock units	$0.1	$—

Future compensation costs related to restricted stock units are approximately $14.0 million as of March 31, 2015, and will be recognized on a weighted average basis, over the next 1.8 years. The grant date fair value of the awards granted in 2015 is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the compensation committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. The following table summarizes the performance unit activity during the three months ended March 31, 2015:

Weighted
Average
	Performance	Grant Date
	Units	Fair Value
(In thousands)
Unvested, at December 31, 2014	269	$68.76
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Unvested, at March 31, 2015	269	$68.76

	Three Months Ended March 31,
	2015	2014
	(In millions)
Compensation expense	$1.8	$0.8
Tax benefit recognized from performance units vested	$—	$0.7

Future compensation costs related to performance units is estimated to be approximately $12.1 million as of March 31, 2015, and is expected to be recognized over the next 1.9 years. The grant fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
		(In thousands)
Balance at December 31, 2014	$(51,326)	$(13,005)	$(64,331)
Other comprehensive loss	(26,537)	—	(26,537)
Reclassifications from accumulated other comprehensive loss	—	256	256

Other comprehensive (loss) income	(26,537)	256	(26,281)

Balance at March 31, 2015	$(77,863)	$(12,749)	$(90,612)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
		(In thousands)
Balance at December 31, 2013	$(24,689)	$(7,074)	$(31,763)
Other comprehensive loss	(11,907)	—	(11,907)
Reclassifications from accumulated other comprehensive loss	—	103	103

Other comprehensive (loss) income	(11,907)	103	(11,804)

Balance at March 31, 2014	$(36,596)	$(6,971)	$(43,567)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $158 thousand and $64 thousand for the three months ended March 31, 2015 and 2014, respectively. The reclassification is included in the computation of net periodic pension cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

The Condensed Consolidated Statements of Income lines impacted by reclassifications out of Accumulated Other Comprehensive Loss are outlined below:

					Affected line in
	Reclassifications from Accumulated				The Condensed Consolidated
	Other Comprehensive Loss				Statements of Income
	Three Months Ended March 31,
	2015		2014
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$	36	$	36	(a)
Unrecognized net loss		378		131	(a)

Total before tax		414		167
Income taxes		158		64	Income taxes

Net of tax	$	256	$	103

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 for additional details.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

Pension, Profit Sharing and Postretirement Benefits — Certain employees and retirees participate in pension and other postretirement benefit plans. Employee benefit plan obligations and expenses included in the Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data including years of service and compensation, benefits and claims paid, and employer contributions.

Components of net periodic pension expense are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Service cost	$621	$545
Interest cost	713	693
Expected return on plan assets	(765)	(798)
Amortization of prior service costs	52	53
Amortization of unrecognized net loss	365	126

Net periodic pension cost	$986	$619

The Company expects to contribute approximately $2.0 million to the pension plans in 2015.

Components of net periodic postretirement expenses are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Service cost	$5	$5
Interest cost	37	39
Amortization of prior service credit	(16)	(16)
Amortization of unrecognized net loss	13	5

Net periodic postretirement cost	$39	$33

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2015.

Net periodic pension costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

15. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expenses for the three months ended March 31, 2015 and 2014, which consisted of the following:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Restructuring	$215	$867
Other	—	6

Total other operating expense, net	$215	$873

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Interest paid	$15,913	$18,732
Income taxes paid	$496	$17,260
Accrued purchase of property and equipment	$4,619	$2,915
Accrued other intangible assets	$2,077	$1,193

Non-cash financing activities for the three months ended March 31, 2015 and 2014 include the gross issuance of 7,713 shares and 1,242 shares, respectively, of restricted stock units and performance units. A portion of these shares were withheld to satisfy minimum statutory tax withholding requirements and are included as a financing cash outflow. Income taxes paid in the first quarter of 2015 were lower than the first quarter of 2014 due to the timing of payments to both federal and state taxing authorities.

17. COMMITMENTS AND CONTINGENCIES

Litigation, Investigations and Audits — The Company is party in the ordinary course of business to certain claims, litigation, audits and investigations. The Company believes that it has established adequate reserves that are probable and reasonably estimable that may be incurred in connection with any such currently pending or threatened matter, none of which are significant. In the Company’s opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on its financial position, annual results of operations, or cash flows.

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

Due to the Company’s operations in Canada, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2015, our Canadian subsidiaries had $31.5 million of U.S. dollar foreign currency contracts outstanding, expiring in April and May of this year. As of March 31, 2014, the Company did not have any foreign currency contracts outstanding.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of March 31, 2015, the Company had outstanding contracts for the purchase of 45,437 megawatts of electricity, expiring throughout 2015, and 5.6 million gallons of diesel, expiring throughout 2015.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014
		(In thousands)
Asset Derivatives
Foreign currency contracts	Prepaid expenses and other current assets	$474	$—

		$474	$—

Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$3,101	$3,044

		$3,101	$3,044

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended
	Location of Gain (Loss)	March 31,
	Recognized in Income	2015	2014
		(In thousands)
Mark to market unrealized gain (loss):
Commodity contracts	Other income, net	$(57)	$117
Foreign currency contracts	Loss on foreign currency exchange	474	—

Total unrealized gain		417	117
Realized (loss) gain:
Commodity contracts	Selling and distribution	(844)	—

Total realized (loss)		(844)	—

Total (loss) gain		$(427)	$117

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level

	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving Credit Facility	$(496,000)	$(496,474)	$(554,000)	$(559,085)	2
Term Loan	$(297,750)	$(298,317)	$(298,500)	$(315,070)	2
Acquisition Term Loan	$(196,250)	$(196,473)	$(197,500)	$(202,716)	2
2022 Notes	$(400,000)	$(408,000)	$(400,000)	$(406,000)	2

Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(3,101)	$(3,101)	$(3,044)	$(3,044)	2
Foreign currency contracts	$474	$474	$—	$—	2
Investments	$8,712	$8,712	$9,148	$9,148	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the Revolving Credit Facility, Term Loan, Acquisition Term Loan, 2022 Notes, foreign currency contracts, and commodity contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the Revolving Credit Facility, Term Loan, and Acquisition Term Loan were estimated using present value techniques and market based interest rates and credit spreads. The fair value of the Company’s 2022 Notes was estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume.

The fair value of the commodity contracts and foreign currency contracts are based on an analysis comparing the contract rates to the market rates at the balance sheet date. The commodity contracts and foreign currency contracts are recorded at fair value on the Condensed Consolidated Balance Sheets.

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions, and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling and distribution expenses, unallocated costs of sales, and unallocated corporate expenses. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$592,413	$452,403
Food Away From Home	88,277	88,673
Industrial and Export	102,455	77,827

Total	$783,145	$618,903

Direct operating income:
North American Retail Grocery	$77,317	$75,090
Food Away From Home	12,026	9,488
Industrial and Export	21,536	15,046

Total	110,879	99,624
Unallocated selling and distribution expenses	(3,159)	(2,383)
Unallocated costs of sales (1)	(1,081)	(2,267)
Unallocated corporate expense	(59,943)	(44,675)

Operating income	46,696	50,299
Other expense	(20,895)	(30,256)

Income before income taxes	$25,801	$20,043

(1)	Includes charges related to restructurings and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 11.0% and 13.0% of total consolidated net sales in the three months ended March 31, 2015 and 2014, respectively, with 10.0% and 12.0% going to Canada, respectively. The Company held 8.7% and 9.4% of its property, plant, and equipment outside of the United States as of March 31, 2015 and 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 21.1% and 18.4% of consolidated net sales in the three months ended March 31, 2015 and 2014, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three months ended March 31, 2015 and 2014. Certain product sales from 2014 were reclassed out of Other products and into Beverage enhancers to align with current period reporting.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Products:
Snacks	$146,499	$—
Beverages	111,000	124,320
Soup and infant feeding	98,808	57,197
Beverage enhancers	86,113	88,309
Salad dressings	84,166	88,136
Pickles	71,062	68,849
Mexican and other sauces	58,431	60,649
Cereals	43,040	44,901
Dry dinners	33,411	35,077
Aseptic products	24,878	21,887
Other products	13,788	15,967
Jams	11,949	13,611

Total net sales	$783,145	$618,903

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

As of March 31, 2015, the Company’s 2022 Notes are guaranteed, fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of March 31, 2015 and 2014, and for the three months ended March 31, 2015, and 2014. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

March 31, 2015

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,034	$3	$41,614	$—	$54,651
Investments	—	—	8,712	—	8,712
Accounts receivable, net	51	180,897	36,857	—	217,805
Inventories, net	—	436,802	122,375	—	559,177
Deferred income taxes	8,361	19,193	7,539	—	35,093
Prepaid expenses and other current assets	15,948	7,496	14,090	(14,069)	23,465

Total current assets	37,394	644,391	231,187	(14,069)	898,903
Property, plant, and equipment, net	29,267	421,219	92,106	—	542,592
Goodwill	—	1,467,305	189,542	—	1,656,847
Investment in subsidiaries	2,279,248	508,032	—	(2,787,280)	—
Intercompany accounts receivable (payable), net	759,731	(692,462)	(67,269)	—	—
Deferred income taxes	12,217	—	—	(12,217)	—
Intangible and other assets, net	56,975	493,352	166,715	—	717,042

Total assets	$3,174,832	$2,841,837	$612,281	$(2,813,566)	$3,815,384

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,968	$224,193	$42,414	$(14,069)	$263,506
Current portion of long-term debt	11,750	1,632	2,233	—	15,615

Total current liabilities	22,718	225,825	44,647	(14,069)	279,121
Long-term debt	1,378,250	1,671	3,527	—	1,383,448
Deferred income taxes	—	289,622	40,798	(12,217)	318,203
Other long-term liabilities	8,642	45,471	15,277	—	69,390
Stockholders’ equity	1,765,222	2,279,248	508,032	(2,787,280)	1,765,222

Total liabilities and stockholders’ equity	$3,174,832	$2,841,837	$612,281	$(2,813,566)	$3,815,384

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended March 31, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$707,578	$148,142	$(72,575)	$783,145
Cost of sales	—	573,486	129,797	(72,575)	630,708

Gross profit	—	134,092	18,345	—	152,437
Selling, general, and administrative expense	17,765	60,941	11,492	—	90,198
Amortization	1,827	10,060	3,441	—	15,328
Other operating income, net	—	215	—	—	215

Operating (loss) income	(19,592)	62,876	3,412	—	46,696
Interest expense	11,530	125	1,482	(1,445)	11,692
Interest income	(1,430)	(1,445)	(339)	1,445	(1,769)
Loss on extinguishment of debt	—	—	—	—	—
Other expense, net	(4)	9,143	1,833	—	10,972

(Loss) income before income taxes	(29,688)	55,053	436	—	25,801
Income taxes (benefit)	(11,336)	19,092	193	—	7,949
Equity in net income of subsidiaries	36,204	243	—	(36,447)	—

Net income	$17,852	$36,204	$243	$(36,447)	$17,852

Condensed Supplemental Consolidating Statement of Income

Three Months Ended March 31, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$535,162	$128,965	$(45,224)	$618,903
Cost of sales	—	421,900	109,236	(45,224)	485,912

Gross profit	—	113,262	19,729	—	132,991
Selling, general, and administrative expense	14,059	46,033	11,693	—	71,785
Amortization	1,512	5,775	2,747	—	10,034
Other operating income, net	—	861	12	—	873

Operating (loss) income	(15,571)	60,593	5,277	—	50,299
Interest expense	10,689	184	3,836	(3,836)	10,873
Interest income	—	(3,860)	(144)	3,836	(168)
Loss on extinguishment of debt	16,685	—	—	—	16,685
Other expense, net	—	1,684	1,182	—	2,866

(Loss) income before income taxes	(42,945)	62,585	403	—	20,043
Income taxes (benefit)	(17,292)	22,847	166	—	5,721
Equity in net income of subsidiaries	39,975	237	—	(40,212)	—

Net income	$14,322	$39,975	$237	$(40,212)	$14,322

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$17,852	$36,204	$243	$(36,447)	$17,852

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(26,537)	—	(26,537)
Pension and postretirement reclassification adjustment, net of tax	—	256	—	—	256

Other comprehensive (loss) income	—	256	(26,537)	—	(26,281)
Equity in other comprehensive income of subsidiaries	(26,281)	(26,537)	—	52,818	—

Comprehensive (loss) income	$(8,429)	$9,923	$(26,294)	$16,371	$(8,429)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$14,322	$39,975	$237	$(40,212)	$14,322

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(5,206)	(6,701)	—	(11,907)
Pension and postretirement reclassification adjustment, net of tax	—	103	—	—	103

Other comprehensive (loss) income	—	(5,103)	(6,701)	—	(11,804)
Equity in other comprehensive income of subsidiaries	(11,804)	(6,701)	—	18,505	—

Comprehensive (loss) income	$2,518	$28,171	$(6,464)	$(21,707)	$2,518

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(8,359)	$113,457	$12,694	$(36,190)	$81,602
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,096)	(18,388)	(1,751)	—	(21,235)
Additions to other intangible assets	(3,167)	(548)	(126)	—	(3,841)
Intercompany transfer	(4,138)	(62,670)	—	66,808	—
Acquisitions, less cash acquired	—	—	—	—	—
Proceeds from sale of fixed assets	—	81	40	—	121
Purchase of investments	—	—	(103)	—	(103)
Proceeds from sale of investments	—	—	—	—	—

Net cash (used in) provided by investing activities	(8,401)	(81,525)	(1,940)	66,808	(25,058)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	20,000	—	—	—	20,000
Payments under Revolving Credit Facility	(78,000)	—	—	—	(78,000)
Proceeds from issuance of new debt	—	—	—	—	—
Payments on 2018 notes	—	—	—	—	—
Payments on capitalized lease obligations and other debt	—	(319)	(411)	—	(730)
Payments of deferred financing costs	—	—	—	—	—
Payment of debt premium for extinguishment of debt	—	—	—	—	—
Payments on Term Loan and Acquisition Term Loan	(2,000)	—	—	—	(2,000)
Intercompany transfer	62,683	(31,612)	(453)	(30,618)	—
Net receipts related to stock-based award activities	5,273	—	—	—	5,273
Excess tax benefits from stock-based compensation	3,132	—	—	—	3,132

Net cash provided by (used in) financing activities	11,088	(31,931)	(864)	(30,618)	(52,325)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,549)	—	(1,549)

(Decrease) increase in cash and cash equivalents	(5,672)	1	8,341	—	2,670
Cash and cash equivalents, beginning of period	18,706	2	33,273	—	51,981

Cash and cash equivalents, end of period	$13,034	$3	$41,614	$—	$54,651

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(18,715)	$64,006	$(9,421)	$—	$35,870
Cash flows from investing activities:				—
Additions to property, plant, and equipment	(338)	(14,016)	(3,985)	—	(18,339)
Additions to other intangible assets	(2,816)	(500)	—	—	(3,316)
Acquisitions, less cash acquired	—	—	1,325	—	1,325
Proceeds from sale of fixed assets	—	153	372	—	525
Purchase of investments	—	—	(236)	—	(236)
Proceeds from sale of investments	—	—	63	—	63

Net cash used in investing activities	(3,154)	(14,363)	(2,461)	—	(19,978)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	25,000	—	—	—	25,000
Payments under Revolving Credit Facility	(165,000)	—	—	—	(165,000)
Proceeds from issuance of 2022 Notes	400,000	—	—	—	400,000
Payments on 2018 Notes	(298,213)	—	—	—	(298,213)
Payments on capitalized lease obligations and other debt	—	(319)	—	—	(319)
Payments of deferred financing costs	(6,897)	—	—	—	(6,897)
Payment of debt premium for extinguishment of debt	(12,749)	—	—	—	(12,749)
Intercompany transfer	49,217	(49,217)	—	—	—
Net receipts related to stock-based award activities	7,530	—	—	—	7,530
Excess tax benefits from stock-based compensation	4,630	—	—	—	4,630

Net cash provided by (used in) financing activities	3,518	(49,536)	—	—	(46,018)
Effect of exchange rate changes on cash and cash equivalents	—	—	(563)	—	(563)

(Decrease) increase in cash and cash equivalents	(18,351)	107	(12,445)	—	(30,689)
Cash and cash equivalents, beginning of period	23,268	43	23,164	—	46,475

Cash and cash equivalents, end of period	$4,917	$150	$10,719	$—	$15,786

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a consumer packaged food and beverage manufacturer servicing retail grocery, food away from home, and industrial and export customers. We manufacture a variety of shelf stable, refrigerated, and fresh products. Our product categories include beverages; salad dressings; snacks; beverage enhancers; pickles; Mexican and other sauces; soup and infant feeding; cereals; dry dinners; aseptic products; jams; and other products. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories. We believe we are the largest manufacturer of private label salad dressings, powdered drink mixes, trail mixes, and instant hot cereals in the United States and Canada, and the largest manufacturer of private label single serve hot beverages, non-dairy powdered creamer, and pickles in the United States, based on sales volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three months ended March 31, 2015 and 2014. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks and assumptions associated with these statements.

We discuss the following segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: North American Retail Grocery, Food Away From Home, and Industrial and Export. The key performance indicators of our segments are net sales dollars and direct operating income, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct selling and marketing expenses. The segment results are presented on a consistent basis with the manner in which the Company reports its results to the chief operating decision maker, and does not include an allocation of taxes and other corporate expenses (which includes interest expense and expenses associated with restructurings). See Note 20 of the Condensed Consolidated Financial Statements for additional information on the presentation of our reportable segments.

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

The overall economic environment in the United States continued its inconsistent recovery, showing modest growth in both gross domestic product (“GDP”) and jobs, but reduced household income. The Bureau of Economic Analysis also noted that personal consumption trends have been weak and expenditures on food have declined as a percentage of total expenditures. These facts have resulted in weak food and beverage performance during the first quarter of 2015, with volume declines both on a year over year and sequential basis affecting all industry participants.

While general volume growth appears to be limited in the short term, certain sectors are experiencing growth as consumers continue to snack and seek out “healthy” and “better for you” foods. “Healthy” and “better for you” foods include items such as fresh or freshly prepared foods, natural, organic, or specialty foods, most of which are located in the perimeter of the store. In addition to these growth areas, the food away from home sector appears to be showing positive momentum, as sales at restaurants and bars overtook spending at grocery stores for the first time ever in March (according to Bloomberg).

Despite the subdued economic and food and beverage industry news, the Company has been able to achieve a 26.5% increase in net sales, as recent acquisitions offset the impact of reduced pricing and unfavorable foreign exchange. Overall, the Company’s volume/mix was flat in the first quarter of 2015 versus last year, as negative volume/mix of 2.6% in North American Retail Grocery was offset by positive volume/mix of 1.3% in Food Away from Home and 13.3% in Industrial and Export. Despite total volume/mix being flat, the Company was able to achieve an increase of 1.5% in legacy tonnage in the first quarter of 2015 versus the first quarter of 2014. Consistent with recent industry trends, the Company’s “better for you” products continued to do well, posting greater than 50% gains in year over year volume.

Total direct operating income, the measure of our segment profitability, increased by approximately 11.3% over last year, primarily from acquisitions. Despite the increase in total dollars, direct operating income as a percentage of net sales decreased 190 basis points from last year to 14.2%. The reduced direct operating income percentage between the first quarter of 2015 and 2014 is due to a combination of factors, including a higher mix of lower margin sales from recent acquisitions (which accounts for approximately 100 basis points of the reduction). Also impacting the reduced profitability are a shift in sales mix, reduced pricing (primarily in our single serve hot beverage products), and unfavorable foreign exchange. These items more than offset favorability provided by efficiencies and cost reductions.

As compared to the same period last year, the Company’s sales mix shifted to lower margin products, as pickles, aseptic products, Mexican sauces, and infant feeding products partially offset lower sales of higher margin single serve hot beverage products. Lower sales and profitability of the single serve hot beverage products is a result of competitive pressures that the Company expects to continue throughout this year. While facing the challenges in single serve hot beverages, the Company has continued to focus on simplification and other improvements to make the remainder of the business more profitable. This focus on overall business simplification has offset nearly half of the lost profitability from single serve hot beverages.

During the first quarter of 2015, the average Canadian dollar exchange rate was approximately 11% weaker than the same period last year, impacting both net sales and profitability. The Company estimates that net sales were negatively impacted by approximately 1.7%. To help mitigate further profitability erosion, the Company closely monitors the Canadian / U.S. dollar exchange rate and at times enters into foreign currency contracts.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$783,145	100.0%	$618,903	100.0%
Cost of sales	630,708	80.5	485,912	78.5

Gross profit	152,437	19.5	132,991	21.5
Operating expenses:
Selling and distribution	45,798	5.8	38,017	6.1
General and administrative	44,400	5.7	33,768	5.6
Other operating expense, net	215	—	873	0.1
Amortization expense	15,328	2.0	10,034	1.6

Total operating expenses	105,741	13.5	82,692	13.4

Operating income	46,696	6.0	50,299	8.1
Other expenses (income):
Interest expense	11,692	1.5	10,873	1.8
Interest income	(1,769)	(0.2)	(168)	—
Loss on foreign currency exchange	11,386	1.5	2,951	0.5
Loss on extinguishment of debt	—	—	16,685	2.6
Other income, net	(414)	(0.1)	(85)	—

Total other expense	20,895	2.7	30,256	4.9

Income before income taxes	25,801	3.3	20,043	3.2
Income taxes	7,949	1.0	5,721	0.9

Net income	$17,852	2.3%	$14,322	2.3%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Sales — First quarter net sales increased 26.5% to $783.1 million in 2015 compared to $618.9 million in the first quarter of 2014.

The increase is due to sales from the 2014 acquisitions of Flagstone and Protenergy, partially offset by unfavorable foreign exchange and pricing. Net sales by segment are shown in the following table:

	Three Months Ended March 31,		$ Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$592,413	$452,403	$140,010	30.9%
Food Away From Home	88,277	88,673	(396)	(0.4)%
Industrial and Export	102,455	77,827	24,628	31.6%

Total	$783,145	$618,903	$164,242	26.5%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These costs include raw material and packaging costs, labor costs, facility and equipment costs, costs to operate and maintain our warehouses, and costs associated with transporting our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 80.5% in the first quarter of 2015, compared to 78.5% in 2014. Contributing to the increase in cost of sales as a percentage of net sales was the impact of lower margin products from recent acquisitions, a shift in legacy sales mix, reduced pricing and unfavorable exchange rates on raw material purchases by our Canadian operations. Recent acquisitions account for approximately 100 basis points of the increase in cost of sales as a percentage of net sales.

Operating Expenses — Total operating expenses were $105.7 million in the first quarter of 2015 compared to $82.7 million in 2014. Operating expenses in 2015 resulted from the following:

Selling and distribution expenses increased $7.8 million, or 20.5% in the first quarter of 2015 compared to 2014. Reductions in selling and distribution expenses in our legacy businesses were more than offset by increased costs ($9.2 million) from recent acquisitions. Despite the net increase in costs, selling and distribution expenses decreased as a percentage of net sales as the Company leveraged its resources.

General and administrative expenses increased by $10.6 million in the first quarter of 2015 compared to 2014. $5.8 million of the increase was due to acquisitions, with the remaining increase related to growth of the Company, in line with management’s expectations. Specific areas where costs increased were employee compensation and benefit costs, and information technology.

Other operating expense in the first quarter of 2015 was $0.2 million, compared to $0.9 million in 2014. The decrease was due to reduced costs associated with restructurings, which are substantially complete.

Amortization expense increased $5.3 million in the first quarter of 2015 compared to 2014, due primarily to the amortization of intangible assets from acquisitions and additional ERP system costs.

Interest Expense — Interest expense increased to $11.7 million in the first quarter of 2015, compared to $10.9 million in 2014, as higher debt levels from acquisitions offset lower interest rates.

Interest Income – Interest income of $1.8 million includes $1.4 million of interest income related to annual patronage refunds pertaining to our Term Loan. The patronage refund represents our participation in the capital plan of our Term Loan lender and is an annual payment based on a percentage of our average daily loan balance. The remaining $0.4 million relates to interest earned on the cash held by our Canadian subsidiary and gains on investments as discussed in Note 4.

Foreign Currency — The Company’s foreign currency impact was a $11.4 million loss for the first quarter of 2015, compared to a loss of $3.0 million in 2014, primarily due to unfavorable fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Loss on Extinguishment of Debt — The Company extinguished a portion of the 2018 Notes during the first quarter of 2014 and recorded a loss of $16.7 million on the extinguishment. The remaining 2018 Notes were extinguished in April 2014. There were no extinguishments in the first quarter of 2015.

Other Income, net — Other income was $0.4 million for the first quarter of 2015, compared to $0.1 million in 2014.

Income Taxes — Income tax expense was recorded at an effective rate of 30.8% in the first quarter of 2015 compared to 28.5% in the prior year’s first quarter. The increase in the effective tax rate for the three months ended March 31, 2015 as compared to 2014 is attributable to the settlement of unrecognized tax benefits in the first quarter of 2014 associated with the Company’s 2011 examination by the United States Internal Revenue Service (“IRS”) and the impact of a shift of income from Canada to the U.S. where it is subjected to a higher tax rate.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 — Results by Segment

North American Retail Grocery —

	Three Months Ended March 31,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$592,413	100.0%	$ 452,403	100.0%
Cost of sales	480,572	81.1	348,824	77.1

Gross profit	111,841	18.9	103,579	22.9
Freight out and commissions	23,862	4.0	18,808	4.2
Direct selling and marketing	10,662	1.8	9,681	2.1

Direct operating income	$77,317	13.1%	$ 75,090	16.6%

Net sales in the North American Retail Grocery segment increased by $140.0 million, or 30.9%, in the first quarter of 2015 compared to 2014. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$452,403
Volume/mix	(11,538)	(2.6	) %
Pricing	(5,084)	(1.1)
Acquisitions	165,678	36.6
Foreign currency	(9,046)	(2.0)

2015 Net sales	$592,413	30.9%

The increase in net sales from 2014 to 2015 resulted from acquisitions, partially offset by the impact related to unfavorable volume/mix, foreign exchange, and pricing. During the first quarter of 2015, the Company experienced higher sales of pickles and Mexican sauces that were offset by lower sales in other product categories. A large portion of reduced sales was in the beverages (primarily single serve hot beverages) category, where competitive pressure resulted in reduced volume and pricing.

Cost of sales as a percentage of net sales in the first quarter of 2015 increased 4.0% compared to last year, as the impact of legacy sales mix, reduced pricing, and foreign exchange contributed to higher cost of sales. Additionally, lower margin business from the Protenergy and Flagstone acquisitions contributed approximately 0.8% of the increase.

Freight out and commissions paid to independent sales brokers were $23.9 million in the first quarter of 2015, compared to $18.8 million in 2014, an increase of 26.9%. The Protenergy and Flagstone acquisitions accounted for $7.1 million of the increase. Before considering the Protenergy and Flagstone acquisitions, costs were slightly lower due to reduced sales and lower freight rates.

Direct selling and marketing expenses were $10.7 million in the first quarter of 2015 and $9.7 million in 2014. The increase in direct selling and marketing expenses was due to the Protenergy and Flagstone acquisitions. Despite the additional costs, the overall direct selling and marketing expenses as a percentage of revenue decreased slightly as the Company leveraged its consolidated resources.

Food Away From Home —

	Three Months Ended March 31,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$88,277	100.0%	$88,673	100.0%
Cost of sales	70,920	80.3	73,863	83.3

Gross profit	17,357	19.7	14,810	16.7
Freight out and commissions	3,446	3.9	3,294	3.7
Direct selling and marketing	1,885	2.1	2,028	2.3

Direct operating income	$12,026	13.6%	$9,488	10.7%

Net sales in the Food Away From Home segment decreased by $0.4 million, or 0.4%, in the first quarter of 2015 compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$88,673
Volume/mix	1,153	1.3%
Pricing	(528)	(0.5)
Acquisitions	117	0.1
Foreign currency	(1,138)	(1.3)

2015 Net sales	$88,277	(0.4	) %

Net sales decreased during the first quarter of 2015 compared to 2014 primarily due to pricing, as volume/mix increases were offset by the impact of foreign exchange. Volume/mix increases in aseptic products partially offset reductions of other sauces and beverages (primarily single serve hot beverages).

Cost of sales as a percentage of net sales decreased to 80.3% in the first quarter of 2015, from 83.3% in 2014. Plant operating performance in the first quarter of 2015 was in line with normal production metrics, while in the first quarter of last year plant operations were inefficient due, in part, to a temporary labor shortage. Partially offsetting the return to normalized operating performance levels were higher cost of sales of U.S. sourced raw materials for the Canadian operations and reduced year over year pricing.

Freight out and commissions paid to independent sales brokers increased in the first quarter of 2015 by $0.2 million, compared to 2014, due to increased volume.

Direct selling and marketing was $1.9 million in the first quarter of 2015, compared to $2.0 million in 2014, as costs remained consistent with the prior period.

Industrial and Export —

	Three Months Ended March 31,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$102,455	100.0%	$77,827	100.0%
Cost of sales	78,135	76.3	60,958	78.3

Gross profit	24,320	23.7	16,869	21.7
Freight out and commissions	2,253	2.2	1,230	1.6
Direct selling and marketing	531	0.5	593	0.8

Direct operating income	$21,536	21.0%	$15,046	19.3%

Net sales in the Industrial and Export segment increased $24.6 million, or 31.6%, in the first quarter of 2015, compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$77,827
Volume/mix	10,325	13.3%
Pricing	53	0.1
Acquisitions	14,762	18.9
Foreign currency	(512)	(0.7)

2015 Net sales	$102,455	31.6%

Net sales increased during the first quarter of 2015 compared to 2014 resulting from additional sales from acquisitions and volume/mix increases. Volume/mix was higher in the majority of product categories, with the most significant increases in soup and infant feeding, beverages (primarily single serve hot beverages), and Mexican sauces.

Cost of sales as a percentage of net sales decreased from 78.3% in the first quarter of 2014, to 76.3% in 2015, as operational efficiencies at our plants and favorable input costs more than offset the impact of lower margin sales from recent acquisitions.

Freight out and commissions paid to independent sales brokers were $2.3 million in the first quarter of 2015 and $1.2 million in 2014. The increase is due to increased volume and the impact of the Protenergy and Flagstone acquisitions versus last year.

Direct selling and marketing was $0.5 million in the first quarter of 2015 and $0.6 million in 2014.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $392.7 million was available under the Revolving Credit Facility as of March 31, 2015. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the Revolving Credit Facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$17,852	$14,322
Depreciation and amortization	30,733	27,006
Stock-based compensation	5,949	4,180
Deferred income taxes	(1,867)	(1,699)
Loss on extinguishment of debt	—	16,685
Changes in operating assets and liabilities, net of acquisitions	21,589	(22,540)
Other	7,346	(2,084)

Net cash provided by operating activities	$81,602	$35,870

Our cash from operations was $81.6 million in the first three months of 2015 compared to $35.9 million in 2014, an increase of $45.7 million. The increase in cash provided by operating activities was due primarily to increased cash provided by working capital of $44.1 million. The most significant component of the increase pertains to inventory, where lower first quarter inventories are the result of selling through the fourth quarter seasonal inventory builds. Also contributing to the change in inventories were higher inventory levels at year end resulting from slower than expected sales in December and specific inventory builds. Inventories contributed approximately $39 million in year over year cash for operations. The year over year change in cash provided by accounts receivable and payable nearly offset each other, as cash collection efforts mostly offset cash used for accounts payable. Lastly, the year over year increase in the Other line of cash provided by operating activities was $9.4 million, of which the increase in the loss on foreign exchange accounted for $8.4 million, as the U.S. dollar further strengthened versus the Canadian dollar in the first quarter of 2015 as compared to the first quarter of 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from investing activities:
Additions to property, plant, and equipment	$(21,235)	$(18,339)
Additions to other intangible assets	(3,841)	(3,316)
Purchase of investments	(103)	(236)
Other	121	1,913

Net cash used in investing activities	$(25,058)	$(19,978)

In the first three months of 2015, cash used in investing activities increased by $5.1 million compared to 2014, primarily due to higher investments in property, plant, and equipment.

We expect capital spending programs to be approximately $120.0 million in 2015. Capital spending in 2015 is focused on food safety, quality, additional capacity, productivity improvements, continued implementation of an Enterprise Resource Planning system, and routine equipment upgrades or replacements at our plants.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net payments for debt	$(60,730)	$(38,532)
Payment of deferred financing costs	—	(6,897)
Payment of debt premium for extinguishment of debt	—	(12,749)
Equity award financing activities	8,405	12,160

Net cash used in financing activities	$(52,325)	$(46,018)

Net cash used in financing activities increased $6.3 million in the first three months of 2015 compared to 2014, as the Company used a portion of the increased cash flow from operations to fund additional debt pay downs. In the first quarter of 2014, the Company extinguished a portion of its debt and paid deferred financing fees in connection with new debt. These transactions did not recur in the first quarter of 2015 and the Company was able to use cash and increase its payments on debt as compared to the first quarter of 2014.

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

Our short-term financing needs are primarily for financing working capital and are highest in the second and third quarters as we build inventory. Due to the seasonality of vegetable and fruit production being driven by harvest cycles, which occur primarily during late spring and summer, inventories are generally at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, we build inventories of salad dressings in the spring and inventories of soup and nuts in the summer months in anticipation of large seasonal shipments that begin late in the second and third quarters, respectively. Our long-term financing needs depend largely on potential acquisition activity. We expect our Revolving Credit Facility, plus cash flow from operations, to provide adequate liquidity for current operations.

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

Debt Obligations

At March 31, 2015, we had $496.0 million in borrowings outstanding under our Revolving Credit Facility, $297.8 million outstanding under the Term Loan, $196.3 million outstanding under the Acquisition Term Loan, $400 million of the 2022 Notes outstanding, and $9.1 million of tax increment financing and other obligations. In addition, at March 31, 2015, there were $11.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at March 31, 2015, our Revolving Credit Facility provided for an aggregate commitment of $900 million, of which $392.7 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan, and Acquisition Term Loan (collectively known as the “Credit Facility”), for the three months ended March 31, 2015 averaged 1.97%.

We are in compliance with all applicable debt covenants as of March 31, 2015. From an interest coverage ratio perspective, the Company’s actual ratio as of March 31, 2015 is nearly 140% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 5% below the maximum level.

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

The reconciliation of diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Diluted EPS as reported	$0.41	$0.38
Foreign currency loss on translation of intercompany notes	0.16	0.03
Acquisition, integration, and related costs	0.02	0.05
Debt refinancing costs	—	0.32
Restructuring/facility consolidation costs	—	0.02

Adjusted EPS	$0.59	$0.80

During the first quarter of 2015 and 2014, the Company entered into transactions that affected the year over year comparison of its financial results that included foreign currency losses on intercompany notes, acquisition and integration costs, debt refinancing costs, and restructuring costs.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency losses of $10.9 million in the first quarter of 2015 versus $1.8 million in the prior year to re-measure the loans at quarter end. The increase is due to the devaluation of the Canadian dollar versus the U.S. dollar in 2015 versus 2014. These charges are non-cash and the loans are eliminated in consolidation.

The acquisition, integration, and related costs line represents costs associated with the Flagstone and Protenergy acquisitions in 2014, and the Associated Brands and Cains acquisitions in 2013. Costs associated with integrating the business into the Company’s operations are also included in this line.

During the first quarter of 2014, the Company incurred $16.8 million of costs related to debt refinancing activities completed during the year, while in 2015 there were no debt refinancing activities.

As the Company continues to grow, consolidation or restructuring activities are necessary. During the first quarter of 2015, the Company incurred approximately $0.2 million in costs versus $0.9 million last year. These projects are nearly complete.

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

The following table reconciles the Company’s net income as presented in the Condensed Consolidated Statements of Income, the relevant GAAP measure, to Adjusted net income (used for Adjusted EPS) and Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(unaudited in thousands)
Net income as reported	$17,852	$14,322
Foreign currency loss on translation of intercompany notes (1)	10,871	1,812
Mark-to-market adjustments (2)	(417)	(117)
Acquisition, integration, and related costs (3)	1,483	2,562
Debt refinancing costs (4)	—	16,759
Restructuring/facility consolidation costs (5)	215	867
Less: Taxes on adjusting items	(4,201)	(6,246)

Adjusted net income	$25,803	$29,959

Interest expense	11,692	10,873
Interest income	(1,769)	(168)
Income taxes	7,949	5,721
Depreciation and amortization (6)	30,647	23,779
Stock-based compensation expense	5,949	4,180
Add: Taxes on adjusting items	4,201	6,246

Adjusted EBITDA	$84,472	$80,590

(1)	Foreign currency loss on translation of intercompany notes is included in the Loss on foreign currency exchange line of the Condensed Consolidated Statements of Income, and totaled $10.9 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Mark-to-market adjustments included in the Other income, net line of the Condensed Consolidated Statements of Income, totaled ($0.4) million and ($0.1) million for the three months ended March 31, 2015 and 2014, respectively.

(3)	Acquisition, integration, and related costs included in the General and administrative expense line of the Condensed Consolidated Statements of Income totaled $0.7 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Acquisition, integration, and related costs included in the Cost of sales line of the Condensed Consolidated Statements of Income totaled $0.7 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. Acquisition, integration, and related costs included in the Selling and distribution line and the Other income, net line of the Condensed Consolidated Statements of Income were $0.1 million, net for the three months ended March 31, 2015.

(4)	Debt refinancing costs included in the Loss on extinguishment of debt line and the General and administrative expense line of the Condensed Consolidated Statements of Income were $16.7 million and $0.1 million, respectively, for the three months ended March 31, 2014.

(5)	Restructuring/facility consolidation costs included in the Other operating expense, net line of the Condensed Consolidated Statements of Income, totaled $0.2 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

(6)	Depreciation and amortization excludes $0.1 million and $3.2 million of accelerated depreciation charges that are included in the Acquisition, integration, and related costs line of the Adjusted EBITDA reconciliation for the three months ended March 31, 2015 and 2014, respectively.

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

See Note 17 to our Condensed Consolidated Financial Statements in Part I — Item 1 of this Form 10-Q and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to our critical accounting policies in the three months ended March 31, 2015.

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

The words “anticipate,” “believe,” “estimate,” “project,” “expect,” “intend,” “plan,” “should,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates; raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; and other risks that are set forth in the Risk Factors section of our Annual Report on Form 10-K, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2014, and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of March 31, 2015, the Company was party to the Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 2.00%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.25% to 1.00%. The Company was also party to both the Term Loan and the Acquisition Term Loan. Interest rates for both Term Loans are based on the Company’s consolidated leverage ratio and determined as follows: Term Loan by either LIBOR plus a margin ranging from 1.50% to 2.25%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.50% to 1.25%; Acquisition Term Loan by either LIBOR plus a margin ranging from 1.25% to 2.00%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.25% to 1.00%.

We do not hold any derivative financial instruments which could expose us to significant interest rate market risk, as of March 31, 2015. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Credit Facility, which is tied to variable market rates. Based on our outstanding debt balance of $990.0 million under the Credit Facility at March 31, 2015, each 1% rise in our interest rate would increase our interest expense by approximately $9.9 million annually.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the first quarter of 2015 to the first quarter of 2014, price increases in coffee, vegetables, and fruits, were offset by price decreases in soybean oil, dairy, and sweeteners. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

We use a significant volume of fruits, vegetables, and nuts in our operations as raw materials. Certain of these inputs are purchased under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area. If we are unable to buy the inputs from local suppliers, we would purchase them from more distant locations, including other locations within the United States, Mexico or India, thereby increasing our production costs. Nuts are sourced globally, as needed, using purchase orders from a variety of suppliers, giving the Company greater flexibility to meet changing customer demands. When entering into contracts for input costs, the Company generally seeks contract lengths between six and twelve months.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian subsidiaries, where the functional currency is the Canadian dollar. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the Loss on Foreign exchange line of the Condensed Consolidated Statements of Income where the Company recognized a loss of $11.4 million and a loss of $3.0 million for the three months ended March 31, 2015 and 2014, respectively.

A significant portion of the Company’s Canadian operations purchase their inputs and packaging materials in U.S. dollars, resulting in higher costs when the U.S. dollar strengthens as compared to the Canadian dollar. The Company estimates the impact on input costs (and Cost of Sales) to be approximately $2 million for each one cent change in the exchange rate between the U.S. and Canadian dollars.

Also impacted by foreign exchange is the translation of the Company’s Canadian financial statements. For the three months ended March 31, 2015 and 2014, the Company recognized translation losses of $26.5 million and $11.9 million, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of March 31, 2015, the Company had $31.5 million of U.S. dollar foreign currency contracts outstanding. As of March 31, 2014, the Company did not have any foreign currency contracts outstanding.

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

As of March 31, 2015, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three month periods ended March 31, 2015 and 2014. This interim financial information is the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

May 7, 2015

Part II — Other Information

Item 1. Legal Proceedings

We are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, annual results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December  31, 2014.

Item 5. Other Information

None

Item 6. Exhibits

10.1	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 2, 2015).

12.1	Computation of Ratio of Earnings to Fixed Changes.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

May 7, 2015