Form 10-Q
period 2015-06-30
TreeHouse Foods, Inc.
filed 2015-08-06
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015.

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

Yes    ☐    No     ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2015: 43,065,602

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,564	$51,981
Investments	9,004	9,148
Receivables, net	172,799	233,656
Inventories, net	613,276	594,098
Deferred income taxes	35,894	35,564
Prepaid expenses and other current assets	24,038	24,989

Total current assets	899,575	949,436
Property, plant, and equipment, net	549,348	543,778
Goodwill	1,660,654	1,667,985
Intangible assets, net	683,408	716,298
Other assets, net	24,103	25,507

Total assets	$3,817,088	$3,903,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$279,306	$296,860
Current portion of long-term debt	16,895	14,373

Total current liabilities	296,201	311,233
Long-term debt	1,328,876	1,445,488
Deferred income taxes	318,652	319,454
Other long-term liabilities	68,596	67,572

Total liabilities	2,012,325	2,143,747
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 43,056 and 42,663 shares issued and outstanding, respectively	430	427
Additional paid-in capital	1,193,437	1,177,342
Retained earnings	695,033	645,819
Accumulated other comprehensive loss	(84,137)	(64,331)

Total stockholders’ equity	1,804,763	1,759,257

Total liabilities and stockholders’ equity	$3,817,088	$3,903,004

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net sales	$759,208	$627,960	$1,542,353	$1,246,863
Cost of sales	607,837	492,283	1,238,545	978,195

Gross profit	151,371	135,677	303,808	268,668
Operating expenses:
Selling and distribution	42,797	39,594	88,595	77,611
General and administrative	38,367	40,610	82,767	74,378
Other operating expense, net	135	365	350	1,238
Amortization expense	15,551	10,532	30,879	20,566

Total operating expenses	96,850	91,101	202,591	173,793

Operating income	54,521	44,576	101,217	94,875
Other expense (income):
Interest expense	11,372	9,001	23,064	19,874
Interest income	(194)	(413)	(1,963)	(581)
(Gain) loss on foreign currency exchange	(2,386)	(4,099)	9,000	(1,148)
Loss on extinguishment of debt	—	5,259	—	21,944
Other (income) expense, net	(2,058)	1,088	(2,472)	1,003

Total other expense	6,734	10,836	27,629	41,092

Income before income taxes	47,787	33,740	73,588	53,783
Income taxes	16,425	11,981	24,374	17,702

Net income	$31,362	$21,759	$49,214	$36,081

Net earnings per common share:
Basic	$0.73	$0.59	$1.15	$0.98
Diluted	$0.72	$0.57	$1.13	$0.95
Weighted average common shares:
Basic	42,974	36,961	42,922	36,822
Diluted	43,679	37,990	43,654	37,861

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$31,362	$21,759	$49,214	$36,081

Other comprehensive income (loss):
Foreign currency translation adjustments	6,219	10,906	(20,318)	(1,001)
Pension and postretirement reclassification adjustment (1)	256	103	512	206

Other comprehensive income (loss)	6,475	11,009	(19,806)	(795)

Comprehensive income	$37,837	$32,768	$29,408	$35,286

(1)	Net of tax of $158 and $65 for the three months ended June 30, 2015 and 2014, respectively, and $316 and $129 for the six months ended June 30, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$49,214	$36,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,888	32,091
Amortization	30,879	20,566
Stock-based compensation	10,463	9,699
Excess tax benefits from stock-based compensation	(4,583)	(8,681)
Loss on extinguishment of debt	—	21,944
Mark-to-market gain on derivative contracts	(2,404)	(170)
Mark-to-market gain on investments	(154)	(421)
Loss on disposition of assets	179	534
Deferred income taxes	(2,155)	(1,106)
Loss (gain) on foreign currency exchange	9,000	(1,148)
Other	(761)	2,784
Changes in operating assets and liabilities, net of acquisitions:
Receivables	58,199	10,034
Inventories	(24,127)	(55,544)
Prepaid expenses and other assets	1,827	(10,228)
Accounts payable, accrued expenses and other liabilities	(7,666)	26,958

Net cash provided by operating activities	148,799	83,393
Cash flows from investing activities:
Additions to property, plant, and equipment	(39,125)	(30,489)
Additions to other intangible assets	(6,683)	(5,400)
Acquisitions, less cash acquired	—	(140,835)
Proceeds from sale of fixed assets	180	527
Purchase of investments	(311)	(353)
Proceeds from sale of investments	—	63

Net cash used in investing activities	(45,939)	(176,487)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	40,000	467,300
Payments under Revolving Credit Facility	(148,000)	(693,612)
Proceeds from issuance of Term Loan	—	300,000
Payments on Term Loan and Acquisition Term Loan	(4,000)	—
Proceeds from issuance of 2022 Notes	—	400,000
Payments on 2018 Notes	—	(400,000)
Payments on capitalized lease obligations and other debt	(2,017)	(880)
Payment of deferred financing costs	—	(12,869)
Payment of debt premium for extinguishment of debt	—	(16,693)
Net receipts related to stock-based award activities	1,112	9,411
Excess tax benefits from stock-based compensation	4,583	8,681

Net cash (used in) provided by financing activities	(108,322)	61,338
Effect of exchange rate changes on cash and cash equivalents	(1,955)	2,294

Net decrease in cash and cash equivalents	(7,417)	(29,462)
Cash and cash equivalents, beginning of period	51,981	46,475

Cash and cash equivalents, end of period	$44,564	$17,013

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2015

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value. This ASU will not apply to inventory valued under the last-in-first-out method. Under current guidance, an entity is required to measure inventory at the lower of cost or market, with market defined as replacement cost, net reliable value (“NRV”), or NRV less a normal profit margin. The three market measurements added complexity and reduced comparability in the valuation of inventory. FASB issued ASU 2015-11 as part of its simplification initiative to address these issues. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is in the process of evaluating the impact of the standard.

In April 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize investments within the fair value hierarchy for which fair value is measured using the net asset value per share practical expedient discussed in ASC 820-10-35. The ASU also limits required disclosures to investments for which an entity has elected to measure fair value using the practical expedient. Under current guidance, certain disclosures are required for all investments eligible to be measured at fair value using the net asset value per share practical expedient. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the standard requires that entities apply these changes to all periods presented. The Company does not believe this ASU will have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the balance sheet. Under the ASU, an entity will present debt issuance costs as a direct deduction of the related debt liability with the amortization of the debt issuance costs reported as interest expense. Under current guidance, debt issuance costs are reported separately as an asset with the amortization recorded as interest expense. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using a full retrospective approach. The Company does not believe this ASU will have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU is effective for fiscal years, and interim periods within those years, ending after December 15, 2016. The Company does not anticipate the adoption of the ASU will result in

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional disclosures, however, management will begin performing the periodic assessments required by the ASU on its effective date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduced a new framework to be used when recognizing revenue in an attempt to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In July 2015, the FASB approved a one-year deferral on the effective date for this ASU, which will now be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using either the full retrospective method, which presents the impact of the change separately in each prior year presented, or the modified retrospective method, which includes the cumulative changes to all prior years presented in beginning retained earnings in the year of initial adoption. The Company has not yet determined which of the two adoption methods to elect. The Company is currently assessing the impact this standard will have upon adoption.

3. ACQUISITIONS

Flagstone

On July 29, 2014, the Company acquired all of the outstanding shares of Flagstone Foods (“Flagstone”), a privately owned U.S. based manufacturer of branded and private label varieties of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks. Flagstone is one of the largest manufacturers and distributors of private label wholesome snacks in North America, and is the largest manufacturer of private label trail mix in North America. The purchase price was approximately $854.2 million, net of acquired cash, after adjustments for working capital. The acquisition was financed through additional borrowings and the issuance of common stock. The acquisition expanded our existing product offerings by providing the Company with an entrance into the wholesome snack food category, while also providing more exposure to the perimeter of the store.

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

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$902
Receivables	55,640
Inventory	128,224
Property, plant, and equipment	37,154
Customer relationships	231,700
Trade names	6,300
Supplier relationships	2,500
Software	1,755
Formulas	1,600
Other assets	9,618
Goodwill	507,744

Fair value of assets acquired	983,137
Deferred taxes	(65,866)
Assumed liabilities	(62,140)

Total purchase price	$855,131

The Company allocated $231.7 million to customer relationships and $6.3 million to trade names, each of which have an estimated life of 15 years. The Company allocated $1.6 million to formulas, which have an estimated life of 5 years. The Company allocated $1.8 million to capitalized software with an estimated life of 1 year. The aforementioned intangibles will be amortized on a straight line basis. The Company allocated $2.5 million to supplier relationships, which will be amortized in a method reflecting the pattern in which the economic benefits of the intangible asset are consumed over the period of one year. The Company has preliminarily allocated all $507.7 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities related to Flagstone’s product offerings in the snacking category. None of the goodwill resulting from this

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition is tax deductible. The Company incurred approximately $3.6 million of acquisition costs during the three and six months ended June 30, 2014 and none in 2015. The allocation to net tangible and intangible assets acquired and liabilities assumed is preliminary and subject to change for taxes. We expect to finalize the allocation in the third quarter of 2015.

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

Six Months Ended
June 30, 2014
(In thousands, except per share data)
Pro forma net sales	$1,584,238

Pro forma net income	$42,437

Pro forma basic earnings per common share	$1.02

Pro forma diluted earnings per common share	$0.99

Protenergy

On May 30, 2014, the Company acquired all of the outstanding shares of PFF Capital Group, Inc. (“Protenergy”), a privately owned Canadian based manufacturer of broths, soups, and gravies. Protenergy specializes in providing products in carton and recart packaging for both private label and corporate brands, and also serves as a co-manufacturer of national brands. The Company paid $140.1 million, net of acquired cash, for the purchase of Protenergy. The acquisition was financed through additional borrowings. The acquisition expanded our existing packaging capabilities and enables us to offer customers a full range of soup products, as well as leverage our research and development capabilities in the evolution of shelf stable liquids packaging from cans to cartons.

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

We have completed the allocation of the purchase price to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$2,580
Receivables	10,949
Inventory	38,283
Property, plant, and equipment	36,355
Customer relationships	49,516
Software	1,483
Formulas	433
Other assets	2,425
Goodwill	50,728

Fair value of assets acquired	192,752
Assumed liabilities	(42,412)
Unfavorable contractual agreements	(7,643)

Total purchase price	$142,697

The Company allocated $49.5 million to customer relationships that have an estimated life of 15 years and $0.4 million to formulas with an estimated life of 5 years. These intangible assets will be amortized on a straight line basis. The Company recorded $7.6 million of unfavorable contractual agreements, which have an estimated life of 2.6 years. These unfavorable contracts will be

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized in a method reflecting the pattern in which the economic costs are incurred. As of the acquisition date, the Company has preliminarily allocated all $50.7 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities, driven in part by Protenergy’s packaging technology. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $2.7 million in acquisition costs in the three and six months ended June 30, 2014 and none in 2015. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Income. Since the initial preliminary purchase price allocation included in the Company’s annual report for the year ended December 31, 2014, net adjustments of $0.1 million were made to the fair values of the assets acquired and liabilities assumed with corresponding adjustments to goodwill.

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

Six Months Ended
June 30, 2014
(In thousands, except per share data)
Pro forma net sales	$1,307,621

Pro forma net income	$28,521

Pro forma basic earnings per common share	$0.77

Pro forma diluted earnings per common share	$0.75

4. INVESTMENTS

	June 30, 2015	December 31, 2014
	(In thousands)
U.S. equity	$5,574	$5,749
Non-U.S. equity	1,772	1,692
Fixed income	1,658	1,707

Total investments	$9,004	$9,148

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

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2015 and December 31, 2014, $32.0 million and $31.6 million, respectively, represents cash and equivalents held in Canada in local currency and are convertible into other currencies. The cash and equivalents held in Canada are expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

For the three months ended June 30, 2015, we recognized net unrealized losses totaling $0.1 million that are included in the Interest expense line of the Condensed Consolidated Statements of Income. For the six months ended June 30, 2015, we recognized net unrealized gains totaling $0.2 million that are included in the Interest income line of the Condensed Consolidated Statements of Income. Additionally, realized gains for the three months ended June 30, 2015 were insignificant, while for the six months ended June 30, 2015, we recognized net realized gains totaling $0.1 million that are included in Interest income in the Condensed Consolidated Statements of Income. When securities are sold, their cost is determined based on the first-in, first-out method.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORIES

	June 30,	December 31,
	2015	2014
	(In thousands)
Raw materials and supplies	$296,642	$279,745
Finished goods	336,904	334,856
LIFO reserve	(20,270)	(20,503)

Total	$613,276	$594,098

Approximately $89.5 million and $87.4 million of our inventory was accounted for under the last-in, first-out (“LIFO”) method of accounting at June 30, 2015 and December 31, 2014, respectively. Approximately $133.4 million and $117.3 million of our inventory was accounted for using the weighted average costing approach at June 30, 2015 and December 31, 2014, respectively.

6. PROPERTY, PLANT, AND EQUIPMENT

	June 30,	December 31,
	2015	2014
	(In thousands)
Land	$25,869	$27,097
Buildings and improvements	212,079	209,117
Machinery and equipment	656,894	644,333
Construction in progress	49,543	35,010

Total	944,385	915,557
Less accumulated depreciation	(395,037)	(371,779)

Property, plant, and equipment, net	$549,348	$543,778

Depreciation expense was $15.5 million and $15.1 million for the three months ended June 30, 2015 and 2014, respectively, and $30.9 million and $32.1 million for the six months ended June 30, 2015 and 2014, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2014	$1,439,476	$94,423	$134,086	$1,667,985
Foreign currency exchange adjustments	(8,481)	(876)	—	(9,357)
Purchase price adjustment	2,026	—	—	2,026

Balance at June 30, 2015	$1,433,021	$93,547	$134,086	$1,660,654

The Company has not incurred any goodwill impairments since its inception.

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Trademarks	$27,464	$28,995

Total indefinite lived intangibles	$27,464	$28,995

The decrease in the indefinite lived intangibles balance is due to foreign currency translation

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of intangible assets, other than goodwill, as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets with finite lives:
Customer-related	$784,089	$(189,620)	$594,469	$794,300	$(168,462)	$625,838
Contractual agreements	4,050	(3,934)	116	2,829	(2,396)	433
Trademarks	32,442	(10,079)	22,363	32,579	(9,041)	23,538
Formulas/recipes	9,574	(6,519)	3,055	10,763	(7,138)	3,625
Computer software	72,257	(36,316)	35,941	65,202	(31,333)	33,869

Total other intangibles	$902,412	$(246,468)	$655,944	$905,673	$(218,370)	$687,303

Total intangible assets, excluding goodwill, as of June 30, 2015 and December 31, 2014, were $683.4 million and $716.3 million, respectively. Amortization expense on intangible assets for the three months ended June 30, 2015 and 2014 was $15.6 million and $10.5 million, respectively, and $30.9 million and $20.6 million for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense on intangible assets for 2015 and the next four years is as follows:

(In thousands)
2015	$63,938
2016	$62,639
2017	$61,534
2018	$55,980
2019	$53,591

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2015	2014
	(In thousands)
Accounts payable	$205,568	$217,226
Payroll and benefits	34,600	38,669
Interest	6,266	6,507
Taxes	8,477	5,947
Health insurance, workers’ compensation, and other insurance costs	9,136	8,602
Marketing expenses	8,749	12,479
Other accrued liabilities	6,510	7,430

Total	$279,306	$296,860

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. INCOME TAXES

Income tax expense was recorded at an effective rate of 34.4% and 33.1% for the three and six months ended June 30, 2015, respectively, compared to 35.5% and 32.9% for the three and six months ended June 30, 2014, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. The decrease in the effective tax rate for the three months ended June 30, 2015 as compared to 2014 is largely attributable to acquisition related expenses incurred in the second quarter of 2014 that were not deductible for tax purposes. The increase in the effective tax rate for the six months ended June 30, 2015 as compared to 2014 is largely attributable to the favorable settlement of unrecognized tax benefits in the first quarter of 2014.

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

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.6 million within the next 12 months, primarily as a result of the lapsing of statutes of limitations.

10. LONG-TERM DEBT

	June 30,	December 31,
	2015	2014
	(In thousands)
Revolving Credit Facility	$446,000	$554,000
Term Loan	297,000	298,500
Acquisition Term Loan	195,000	197,500
2022 Notes	400,000	400,000
Tax increment financing and other debt	7,771	9,861

Total debt outstanding	1,345,771	1,459,861
Less current portion	(16,895)	(14,373)

Total long-term debt	$1,328,876	$1,445,488

On May 6, 2014, the Company entered into a new five year revolving credit facility with an aggregate commitment of $900 million (the “Revolving Credit Facility”) and a $300 million term loan (the “Term Loan”) pursuant to a new credit agreement (the “Credit Agreement”). The proceeds from the Term Loan and a draw at closing on the Revolving Credit Facility were used to repay in full, amounts outstanding under our prior $750 million revolving credit facility (the “Prior Credit Agreement”). The Credit Agreement replaced the Prior Credit Agreement, which was terminated upon the repayment of the amounts outstanding thereunder on May 6, 2014.

On July 29, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”), which among other things, provided for a new $200 million term loan (the “Acquisition Term Loan”). The Acquisition Term Loan was used to fund, in part, the acquisition of Flagstone.

The Revolving Credit Facility, Term Loan, and Acquisition Term Loan are known collectively as the “Credit Facility.” The Company’s average interest rate on debt outstanding under its Credit Facility for the three months ended June 30, 2015 was 1.87%.

Revolving Credit Facility — As of June 30, 2015, $440.9 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. The Revolving Credit Facility matures on May 6, 2019. In addition, as of June 30, 2015, there were $13.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rates under the Credit Agreement are based on the Company’s consolidated leverage ratio and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 2.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio.

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

Term Loan — On May 6, 2014, the Company entered into a $300 million senior unsecured Term Loan pursuant to the Credit Agreement. The Term Loan matures on May 6, 2021. The interest rates applicable to the Term Loan are based on the Company’s consolidated leverage ratio and are determined by either (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%. Payments are due on a quarterly basis. The Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of June 30, 2015, $297 million was outstanding under the Term Loan.

Acquisition Term Loan — On July 29, 2014, the Company entered into a $200 million unsecured Acquisition Term Loan pursuant to the Credit Agreement. The Acquisition Term Loan matures on May 6, 2019. The interest rates applicable to the Acquisition Term Loan are based on the Company’s consolidated leverage ratio and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 2.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00%. Payments are due on a quarterly basis. The Acquisition Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of June 30, 2015, $195 million was outstanding under the Acquisition Term Loan.

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

The Indenture provides, among other things, that the 2022 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2022 Notes are fully and unconditionally, as well as jointly and severally, guaranteed on a senior unsecured basis by the Guarantor Subsidiaries, in addition to any future domestic subsidiaries that (i) guarantee or become borrowers under its credit facility or (ii) guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries. Interest is payable on March 15 and September 15 of each year. The 2022 Notes mature on March 15, 2022.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) pay dividends or make other payments (except for certain dividends and payments to the Company and certain subsidiaries of the Company), (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates, and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future, the 2022 Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will thereafter no longer apply to the 2022 Notes for so long as the 2022 Notes are rated investment grade by the two rating agencies.

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of June 30, 2015, $1.3 million remains outstanding that matures May 1, 2019. Interest accrues at an annual rate of 7.16%.

Capital Lease Obligations and Other — The Company owes $6.5 million related to capital leases. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Net Income	$31,362	$21,759	$49,214	$36,081

Weighted average common shares outstanding	42,974	36,961	42,922	36,822
Assumed exercise/vesting of equity awards (1)	705	1,029	732	1,039

Weighted average diluted common shares outstanding	43,679	37,990	43,654	37,861

Net earnings per basic share	$0.73	$0.59	$1.15	$0.98
Net earnings per diluted share	$0.72	$0.57	$1.13	$0.95

(1)	Incremental shares from equity awards are computed by the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.8 million and 0.7 million for the three and six months ended June 30, 2015, respectively, and 0.4 million for the three and six months ended June 30, 2014, respectively.

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

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan (before considering the Plan amendment in April 2015) is approximately 9.3 million, of which approximately 0.7 million remain available as of June 30, 2015.

Income before income taxes for the three and six month periods ended June 30, 2015 includes share-based compensation expense of $4.5 million and $10.5 million, respectively. Share-based compensation expense for the three and six months ended June 30, 2014 was $5.5 million and $9.7 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.6 million and $3.7 million for the three and six months ended June 30, 2015, respectively, and $1.9 million and $3.4 million for the three and six month periods ended June 30, 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options —The following table summarizes stock option activity during the six months ended June 30, 2015. Stock options generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2014	1,858	42	$49.53	5.7	$68,396
Granted	399	—	$76.43
Forfeited	(29)	—	$76.10
Exercised	(235)	(7)	$28.09

Outstanding, June 30, 2015	1,993	35	$57.00	6.7	$48,793

Vested/expected to vest, at June 30, 2015	1,929	35	$56.36	6.6	$48,511

Exercisable, June 30, 2015	1,240	35	$45.83	5.1	$44,875

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Intrinsic value of stock options exercised	$2.4	$10.7	$13.4	$21.6
Compensation expense	$1.8	$1.3	$3.3	$2.4
Tax benefit recognized from stock option exercises	$0.9	$4.0	$5.1	$8.2

Compensation costs related to unvested options totaled $14.6 million at June 30, 2015 and will be recognized over the remaining vesting period of the grants, which averages 2.4 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2015 include the following: expected volatility of 25.07%, expected term of six years, risk free rate of 1.98% and no dividends. The weighted average grant date fair value of awards granted during the second quarter of 2015 was $22.00.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors, or a specified date. As of June 30, 2015, 95 thousand director restricted stock units have been earned and deferred.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2015.

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2014	392	$71.97	101	$49.71
Granted	165	$76.61	16	$76.30
Vested	(162)	$67.17	(6)	$68.58
Forfeited	(45)	$76.15	—	$—

Outstanding, at June 30, 2015	350	$75.87	111	$52.60

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)

Compensation expense	$3.4	$2.8	$6.0	$5.2
Fair value of vested restricted stock units	$12.3	$11.1	$12.9	$11.2
Tax benefit recognized from vested restricted stock units	$4.4	$4.1	$4.5	$4.1

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to restricted stock units are approximately $22.7 million as of June 30, 2015, and will be recognized on a weighted average basis, over the next 2.3 years. The grant date fair value of the awards granted in 2015 is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 26, 2015, based on achievement of operating performance measures, 82,835 performance units were converted into 58,889 shares of stock, an average conversion ratio of 0.71 shares for each performance unit. The following table summarizes the performance unit activity during the six months ended June 30, 2015:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2014	269	$68.76
Granted	105	$76.30
Vested	(59)	$61.41
Forfeited	(24)	$61.41

Unvested, at June 30, 2015	291	$73.57

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)

Compensation expense	$(0.7)	$1.4	$1.2	$2.2
Tax benefit recognized from performance units vested	$1.7	$(0.5)	$1.7	$0.2
Fair value of vested performance units	$4.5	$0.4	$4.5	$0.4

Future compensation costs related to the performance units are estimated to be approximately $11.9 million as of June 30, 2015, and are expected to be recognized over the next 2.2 years. The grant fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In thousands)
Balance at December 31, 2014	$(51,326)	$(13,005)	$(64,331)
Other comprehensive loss	(20,318)	—	(20,318)
Reclassifications from accumulated other comprehensive loss	—	512	512

Other comprehensive (loss) income	(20,318)	512	(19,806)

Balance at June 30, 2015	$(71,644)	$(12,493)	$(84,137)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In thousands)
Balance at December 31, 2013	$(24,689)	$(7,074)	$(31,763)
Other comprehensive loss	(1,001)	—	(1,001)
Reclassifications from accumulated other comprehensive loss	—	206	206

Other comprehensive (loss) income	(1,001)	206	(795)

Balance at June 30, 2014	$(25,690)	$(6,868)	$(32,558)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $316 thousand and $129 thousand for the six months ended June 30, 2015 and 2014, respectively. The reclassification is included in the computation of net periodic pension cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Condensed Consolidated Statements of Income lines impacted by reclassifications out of Accumulated Other Comprehensive Loss are outlined below:

					Affected line in
	Reclassifications from Accumulated				The Condensed Consolidated
	Other Comprehensive Loss				Statements of Income
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$36	$37	$73	$73	(a)
Unrecognized net loss	378	131	755	262	(a)

Total before tax	414	168	828	335
Income taxes	158	65	316	129	Income taxes

Net of tax	$256	$103	$512	$206

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost, and are recorded in the Cost of Sales and General and Administrative lines of the Condensed Consolidated Statements of Income.

14. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

Pension, Profit Sharing, and Postretirement Benefits — Certain employees and retirees participate in pension and other postretirement benefit plans. Employee benefit plan obligations and expenses included in the Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions.

Components of net periodic pension expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$621	$545	$1,243	$1,090
Interest cost	713	692	1,425	1,385
Expected return on plan assets	(765)	(798)	(1,530)	(1,595)
Amortization of prior service costs	52	54	105	106
Amortization of unrecognized net loss	365	126	730	252

Net periodic pension cost	$986	$619	$1,973	$1,238

The Company contributed $2.0 million to the pension plans in the first six months of 2015. The Company does not expect to make additional contributions to the plans in 2015.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Service cost	$5	$5	$10	$10
Interest cost	37	39	75	78
Amortization of prior service costs	(16)	(17)	(32)	(33)
Amortization of unrecognized net loss	13	5	25	10

Net periodic postretirement cost	$39	$32	$78	$65

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2015.

Net periodic pension costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

15. OTHER OPERATING EXPENSE (INCOME), NET

The Company incurred other operating expense (income) for the three and six months ended June 30, 2015 and 2014, which consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Restructuring	$135	$371	$350	$1,238
Other expense	—	(6)	—	—

Total other operating expense (income), net	$135	$365	$350	$1,238

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Interest paid	$21,332	$23,430
Income taxes paid	$20,211	$34,426
Accrued purchase of property and equipment	$8,008	$8,988
Accrued other intangible assets	$2,550	$1,284

Non-cash financing activities for the six months ended June, 2015 and 2014 include the gross issuance of 227,237 shares and 145,832 shares, respectively, of restricted stock units and performance units. A portion of these shares were withheld to satisfy minimum statutory tax withholding requirements and are included as a financing cash outflow. Income taxes paid in the first six months of 2015 were lower than the first six months of 2014 due to the availability of federal and state overpayments carried forward from the 2014 tax year and applied to the Company’s 2015 tax liabilities.

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

Due to the Company’s operations in Canada, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2015, the Company had $44.5 million of U.S. dollar foreign currency contracts outstanding, expiring in July, August, and September of this year. As of June 30, 2014, the Company had $27.9 million of US dollar foreign currency contracts outstanding.

Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are, generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements of Income.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of June 30, 2015, the Company had outstanding contracts for the purchase of 30,777 megawatts of electricity, expiring throughout 2015, 4.2 million pounds of plastics, expiring throughout 2015, and 3.7 million gallons of diesel, expiring throughout 2015 and early 2016.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014
		(In thousands)
Asset Derivative:
Foreign currency contracts	Prepaid expenses and other current assets	$1,363	$—

		$1,363	$—

Liability Derivative:
Commodity contracts	Accounts payable and accrued expenses	$2,003	$3,044

		$2,003	$3,044

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended		Six Months Ended
	Location of (Loss) Gain	June 30,		June 30,
	Recognized in Income	2015	2014	2015	2014
		(In thousands)		(In thousands)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other (income) expense, net	$1,098	$(53)	$1,041	$(169)
Foreign currency contracts	Other (income) expense, net	889	(194)	1,363	(194)

Total unrealized gain (loss)		1,987	(247)	2,404	(363)
Realized (loss) gain
Commodity contracts	Selling and distribution	(929)	—	(1,759)	—
Foreign currency contracts	Cost of Sales	461	—	461	—

Total realized loss		(468)	—	(1,298)	—

Total (loss) gain		$1,519	$(247)	$1,106	$(363)

19. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving Credit Facility	$(446,000)	$(446,366)	$(554,000)	$(559,085)	2
Term Loan	$(297,000)	$(297,497)	$(298,500)	$(315,070)	2
Acquisition Term Loan	$(195,000)	$(195,192)	$(197,500)	$(202,716)	2
2022 Notes	$(400,000)	$(403,000)	$(400,000)	$(406,000)	2
Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(2,003)	$(2,003)	$(3,044)	$(3,044)	2
Foreign currency contracts	$1,363	$1,363	$—	$—	2
Investments	$9,004	$9,004	$9,148	$9,148	1

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$578,750	$444,244	$1,171,163	$896,655
Food Away From Home	97,848	97,285	186,125	185,960
Industrial and Export	82,610	86,431	185,065	164,248

Total	$759,208	$627,960	$1,542,353	$1,246,863

Direct operating income:
North American Retail Grocery	$81,256	$73,150	$158,356	$148,726
Food Away From Home	14,539	12,054	26,562	21,543
Industrial and Export	14,097	13,476	35,619	28,926

Total	109,892	98,680	220,537	199,195
Unallocated selling and distribution expenses	(1,964)	(2,702)	(5,121)	(5,745)
Unallocated costs of sales (1)	646	105	(203)	(2,393)
Unallocated corporate expense	(54,053)	(51,507)	(113,996)	(96,182)

Operating income	54,521	44,576	101,217	94,875
Other expense	(6,734)	(10,836)	(27,629)	(41,092)

Income before income taxes	$47,787	$33,740	$73,588	$53,783

(1)	Includes charges related to restructurings and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 11.2% and 13.4% of total consolidated net sales in the six months ended June 30, 2015 and 2014, respectively, with 10.2% and 12.3% of total consolidated net sales going to Canada, respectively. The Company held 8.8% and 11.6% of its property, plant, and equipment outside of the United States as of June 30, 2015 and 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 20.9% and 19.4% of consolidated net sales in the six months ended June 30, 2015 and 2014, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Products:
Snacks	$165,381	$—	$311,880	$—
Beverages	92,670	117,562	203,670	241,882
Salad dressings	100,178	101,290	184,344	189,426
Beverage enhancers	78,416	82,694	164,529	171,003
Soup and infant feeding	59,514	51,316	158,322	108,513
Pickles	86,407	87,926	157,469	156,775
Mexican and other sauces	58,795	65,930	117,226	126,579
Cereals	34,247	35,392	77,287	80,293
Dry dinners	29,524	32,240	62,935	67,317
Aseptic products	29,092	25,708	53,970	47,595
Other products	12,711	14,813	26,499	30,780
Jams	12,273	13,089	24,222	26,700

Total net sales	$759,208	$627,960	$1,542,353	$1,246,863

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

As of June 30, 2015, the Company’s 2022 Notes are guaranteed, fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2015 and 2014, and for the three and six months ended June 30, 2015, and 2014. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

June 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,116	$1	$32,447	$—	$44,564
Investments	—	—	9,004	—	9,004
Accounts receivable, net	—	147,932	24,867	—	172,799
Inventories, net	—	485,226	128,050	—	613,276
Deferred income taxes	5,129	22,388	8,377	—	35,894
Prepaid expenses and other current assets	13,821	6,574	20,801	(17,158)	24,038

Total current assets	31,066	662,121	223,546	(17,158)	899,575
Property, plant, and equipment, net	28,031	427,758	93,559	—	549,348
Goodwill	—	1,467,185	193,469	—	1,660,654
Investment in subsidiaries	2,334,531	512,067	—	(2,846,598)	—
Intercompany accounts receivable (payable), net	706,006	(639,359)	(66,647)	—	—
Deferred income taxes	12,913	—	—	(12,913)	—
Intangible and other assets, net	55,194	485,555	166,762	—	707,511

Total assets	$3,167,741	$2,915,327	$610,689	$(2,876,669)	$3,817,088

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,886	$243,208	$37,370	$(17,158)	$279,306
Current portion of long-term debt	13,000	1,686	2,209	—	16,895

Total current liabilities	28,886	244,894	39,579	(17,158)	296,201
Long-term debt	1,325,000	1,019	2,857	—	1,328,876
Deferred income taxes	—	290,428	41,137	(12,913)	318,652
Other long-term liabilities	9,092	44,455	15,049	—	68,596
Stockholders’ equity	1,804,763	2,334,531	512,067	(2,846,598)	1,804,763

Total liabilities and stockholders’ equity	$3,167,741	$2,915,327	$610,689	$(2,876,669)	$3,817,088

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended June 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$697,428	$135,762	$(73,982)	$759,208
Cost of sales	—	555,973	125,846	(73,982)	607,837

Gross profit	—	141,455	9,916	—	151,371
Selling, general and administrative expense	15,276	56,416	9,472	—	81,164
Amortization	2,044	10,154	3,353	—	15,551
Other operating income, net	—	135	—	—	135

Operating (loss) income	(17,320)	74,750	(2,909)	—	54,521
Interest expense	10,900	165	1,778	(1,471)	11,372
Interest income	(1)	(1,471)	(193)	1,471	(194)
Other expense (income), net	2	(3,295)	(1,151)	—	(4,444)

(Loss) income before income taxes	(28,221)	79,351	(3,343)	—	47,787
Income taxes (benefit)	(10,777)	28,360	(1,158)	—	16,425
Equity in net income (loss) of subsidiaries	48,806	(2,185)	—	(46,621)	—

Net income (loss)	$31,362	$48,806	$(2,185)	$(46,621)	$31,362

Condensed Supplemental Consolidating Statement of Income

Three Months Ended June 30, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$537,886	$154,221	$(64,147)	$627,960
Cost of sales	—	421,380	135,050	(64,147)	492,283

Gross profit	—	116,506	19,171	—	135,677
Selling, general and administrative expense	17,333	50,695	12,176	—	80,204
Amortization	1,411	5,953	3,168	—	10,532
Other operating income, net	—	356	9	—	365

Operating (loss) income	(18,744)	59,502	3,818	—	44,576
Interest expense	8,776	201	4,464	(4,440)	9,001
Interest income	—	(4,444)	(409)	4,440	(413)
Loss on extinguishment of debt	5,259	—	—	—	5,259
Other expense (income), net	9	(2,399)	(621)	—	(3,011)

(Loss) income before income taxes	(32,788)	66,144	384	—	33,740
Income taxes (benefit)	(12,641)	24,442	180	—	11,981
Equity in net income (loss) of subsidiaries	41,906	204	—	(42,110)	—

Net income (loss)	$21,759	$41,906	$204	$(42,110)	$21,759

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Six Months Ended June 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,405,006	$283,904	$(146,557)	$1,542,353
Cost of sales	—	1,129,459	255,643	(146,557)	1,238,545

Gross profit	—	275,547	28,261	—	303,808
Selling, general and administrative expense	33,041	117,357	20,964	—	171,362
Amortization	3,871	20,214	6,794	—	30,879
Other operating expense, net	—	350	—	—	350

Operating (loss) income	(36,912)	137,626	503	—	101,217
Interest expense	22,430	290	3,260	(2,916)	23,064
Interest income	(1,431)	(2,916)	(532)	2,916	(1,963)
Other expense (income), net	(2)	5,848	682	—	6,528

(Loss) income before income taxes	(57,909)	134,404	(2,907)	—	73,588
Income taxes (benefit)	(22,113)	47,452	(965)	—	24,374
Equity in net income (loss) of subsidiaries	85,010	(1,942)	—	(83,068)	—

Net income (loss)	$49,214	$85,010	$(1,942)	$(83,068)	$49,214

Condensed Supplemental Consolidating Statement of Income

Six Months Ended June 30, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,073,048	$283,186	$(109,371)	$1,246,863
Cost of sales	—	843,280	244,286	(109,371)	978,195

Gross profit	—	229,768	38,900	—	268,668
Selling, general and administrative expense	31,392	96,728	23,869	—	151,989
Amortization	2,923	11,728	5,915	—	20,566
Other operating expense, net	—	1,217	21	—	1,238

Operating (loss) income	(34,315)	120,095	9,095	—	94,875
Interest expense	19,465	385	8,300	(8,276)	19,874
Interest income	—	(8,304)	(553)	8,276	(581)
Loss on extinguishment of debt	21,944	—	—	—	21,944
Other expense (income), net	9	(715)	561	—	(145)

(Loss) income before income taxes	(75,733)	128,729	787	—	53,783
Income taxes (benefit)	(29,933)	47,289	346	—	17,702
Equity in net income (loss) of subsidiaries	81,881	441	—	(82,322)	—

Net income (loss)	$36,081	$81,881	$441	$(82,322)	$36,081

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$31,362	$48,806	$(2,185)	$(46,621)	$31,362

Other comprehensive income:
Foreign currency translation adjustments	—	—	6,219	—	6,219
Pension and postretirement reclassification adjustment, net of tax	—	256	—	—	256

Other comprehensive income	—	256	6,219	—	6,475
Equity in other comprehensive income (loss) of subsidiaries	6,475	6,219	—	(12,694)	—

Comprehensive income (loss)	$37,837	$55,281	$4,034	$(59,315)	$37,837

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$21,759	$41,906	$204	$(42,110)	$21,759

Other comprehensive income:
Foreign currency translation adjustments	—	4,768	6,138	—	10,906
Pension and postretirement reclassification adjustment, net of tax	—	103	—	—	103

Other comprehensive income	—	4,871	6,138	—	11,009
Equity in other comprehensive income (loss) of subsidiaries	11,009	6,138	—	(17,147)	—

Comprehensive income (loss)	$32,768	$52,915	$6,342	$(59,257)	$32,768

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,214	$85,010	$(1,942)	$(83,068)	$49,214

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(20,318)	—	(20,318)
Pension and postretirement reclassification adjustment, net of tax	—	512	—	—	512

Other comprehensive (loss) income	—	512	(20,318)	—	(19,806)
Equity in other comprehensive (loss) income of subsidiaries	(19,806)	(20,318)	—	40,124	—

Comprehensive income (loss)	$29,408	$65,204	$(22,260)	$(42,944)	$29,408

Condensed Supplemental Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$36,081	$81,881	$441	$(82,322)	$36,081

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(438)	(563)	—	(1,001)
Pension and postretirement reclassification adjustment, net of tax	—	206	—	—	206

Other comprehensive (loss) income	—	(232)	(563)	—	(795)
Equity in other comprehensive (loss) income of subsidiaries	(795)	(563)	—	1,358	—

Comprehensive income (loss)	$35,286	$81,086	$(122)	$(80,964)	$35,286

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$31,490	$200,853	$(988)	$(82,556)	$148,799
Cash flows from investing activities:
Additions to property, plant, and equipment	(599)	(32,820)	(5,706)	—	(39,125)
Additions to other intangible assets	(5,819)	(738)	(126)	—	(6,683)
Intercompany transfer	(11,587)	(86,612)	515	97,684	—
Proceeds from sale of fixed assets	—	140	40	—	180
Purchase of investments	—	—	(311)	—	(311)

Net cash (used in) provided by investing activities	(18,005)	(120,030)	(5,588)	97,684	(45,939)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	40,000	—	—	—	40,000
Payments under Revolving Credit Facility	(148,000)	—	—	—	(148,000)
Payments on capitalized lease obligations and other debt	—	(917)	(1,100)	—	(2,017)
Payments on Term Loan and Acquisition Term Loan	(4,000)	—	—	—	(4,000)
Intercompany transfer	86,230	(79,907)	8,805	(15,128)	—
Net receipts related to stock-based award activities	1,112	—	—	—	1,112
Excess tax benefits from stock-based compensation	4,583	—	—	—	4,583

Net cash provided by (used in) financing activities	(20,075)	(80,824)	7,705	(15,128)	(108,322)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,955)	—	(1,955)

(Decrease) increase in cash and cash equivalents	(6,590)	(1)	(826)	—	(7,417)
Cash and cash equivalents, beginning of period	18,706	2	33,273	—	51,981

Cash and cash equivalents, end of period	$12,116	$1	$32,447	$—	$44,564

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$73,621	$102,402	$7,668	$(100,298)	$83,393
Cash flows from investing activities:
Additions to property, plant, and equipment	(287)	(23,233)	(6,969)	—	(30,489)
Additions to other intangible assets	(5,166)	(234)	—	—	(5,400)
Intercompany transfer	(173,924)	231,047	—	(57,123)	—
Acquisitions, less cash acquired	—	(144,147)	3,312	—	(140,835)
Proceeds from sale of fixed assets	—	130	397	—	527
Purchase of investments	—	—	(353)	—	(353)
Proceeds from sale of investments	—	—	63	—	63

Net cash used in (provided by) investing activities	(179,377)	63,563	(3,550)	(57,123)	(176,487)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	467,300	—	—	—	467,300
Payments under Revolving Credit Facility	(693,300)	—	(312)	—	(693,612)
Proceeds from issuance of Term Loan	300,000	—	—	—	300,000
Proceeds from issuance of 2022 Notes	400,000	—	—	—	400,000
Payments on 2018 Notes	(400,000)	—	—	—	(400,000)
Payments on capitalized lease obligations and other debt	—	(880)	—	—	(880)
Payments of deferred financing costs	(12,869)	—	—	—	(12,869)
Payment of debt premium for extinguishment of debt	(16,693)	—	—	—	(16,693)
Intercompany transfer	19,958	(165,127)	(12,252)	157,421	—
Net receipts related to stock-based award activities	9,411	—	—	—	9,411
Excess tax benefits from stock-based compensation	8,681	—	—	—	8,681

Net cash provided by (used in) financing activities	82,488	(166,007)	(12,564)	157,421	61,338
Effect of exchange rate changes on cash and cash equivalents	—	—	2,294	—	2,294

Decrease in cash and cash equivalents	(23,268)	(42)	(6,152)	—	(29,462)
Cash and cash equivalents, beginning of period	23,268	43	23,164	—	46,475

Cash and cash equivalents, end of period	$—	$1	$17,012	$—	$17,013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a consumer packaged food and beverage manufacturer servicing retail grocery, food away from home, and industrial and export customers. We manufacture a variety of shelf stable, refrigerated, and fresh products. Our product categories include beverages; salad dressings; snacks; beverage enhancers; pickles; Mexican and other sauces; soup and infant feeding; cereals; dry dinners; aseptic products; jams; and other products. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories. We believe we are the largest manufacturer of private label salad dressings, powdered drink mixes, trail mixes, and instant hot cereals in the United States and Canada, and the largest manufacturer of private label non-dairy powdered creamer and pickles in the United States, based on sales volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and six months ended June 30, 2015 and June 30, 2014. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our current operations consist of the following:

North American Retail Grocery – Our North American Retail Grocery segment sells primarily private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; sweeteners; condensed, ready to serve, and powdered soups, broths, and gravies; refrigerated and shelf stable salad dressings and sauces; pickles and related products; Mexican and other sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; hot and cold cereals; baking and mix powders; macaroni and cheese; skillet dinners; snack nuts, trail mixes, dried fruit, and other wholesome snacks.

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

Industrial and Export – Our Industrial and Export segment includes the Company’s co-pack business and sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. This segment sells non-dairy powdered creamer; baking and mix powders; pickles and related products; refrigerated and shelf stable salad dressings; Mexican sauces; aseptic products; soup and infant feeding products; hot cereal; powdered drinks; single serve hot beverages; specialty teas; nuts; and other products. Export sales are primarily to industrial customers outside of North America.

The overall economic environment in the United States continued its inconsistent recovery, showing modest growth in gross domestic product, but reduced household income. The Bureau of Economic Analysis also noted that personal consumption trends have shown that expenditures on food have continued to decline as a percentage of total expenditures. These facts have resulted in weak food and beverage performance during the second quarter of 2015, with volume declines affecting most industry participants.

While general volume growth appears to be limited in the short term, certain retail sectors are experiencing growth as consumers continue to snack and seek out “healthy” and “better for you” foods. “Healthy” and “better for you” foods include items such as fresh or freshly prepared foods, natural, organic, or specialty foods, most of which are located in the perimeter of the store. Recent data also shows that consumers are moving away from national brand equivalents to either premium or opening price point products. This trend impacts many food processors as they look to meet consumer demand. In addition to these retail growth areas, the food away from home sector appears to be showing positive momentum, as sales at restaurants and bars overtook spending at grocery stores for the first time ever in March (according to Bloomberg).

The Company achieved a 20.9% increase in net sales during the second quarter of 2015 when compared to the same period last year, as recent acquisitions offset the impact of reduced volume/mix, unfavorable foreign exchange, and lower pricing. Overall, the Company’s volume/mix decreased 4.2% in the second quarter of 2015 versus last year. Volume/mix in North American Retail Grocery and Industrial and Export decreased 5.3% and 6.6%, respectively, while volume/mix in Food Away from Home increased 3.0% in the quarter. Consistent with recent industry trends, the Company’s “better for you” and premium products continued to do well, posting a 5.7% increase in net sales during the quarter.

Total direct operating income, the measure of our segment profitability, increased in the second quarter of 2015 by approximately 11.4% over the same period last year, primarily from acquisitions. Despite the increase in total dollars, direct operating income as a percentage of net sales decreased 120 basis points from last year to 14.5% resulting from a higher mix of lower margin sales from recent acquisitions. Also impacting the reduced profitability are a shift in sales mix, reduced pricing (primarily in our single serve hot beverage products), and unfavorable foreign exchange. These items more than offset favorability provided by efficiencies and cost reductions.

The overarching themes in the second quarter of 2015 impacting each of our segments are that (1) the Company’s beverages category (predominately in the North American Retail Grocery segment) struggled to meet Company expectations due to increased competition and lower than expected industry growth, (2) the Company’s legacy categories (excluding the beverages category) performed well, increasing profits despite lower tonnage, (3) continued unfavorable foreign exchange rates reduced topline sales and profitability, and (4) the Company’s better for you and premium products (predominately in the North American Retail Grocery segment) continued their positive momentum by increasing sales, consistent with industry trends.

As compared to the second quarter last year, the Company’s sales mix shifted, and higher margin products like single serve hot beverages represent a lower percentage of total net sales. Lower sales and profitability of single serve hot beverages is a result of competitive pressures that the Company expects to continue throughout this year. While confronting the challenges in single serve hot beverages, the Company has continued to focus on simplification and other improvements, resulting in higher profits on other legacy products as compared to the same period last year.

During the second quarter of 2015, the average Canadian dollar exchange rate was approximately 12% weaker than the same period last year, impacting both net sales and profitability. The Company estimates that net sales were negatively impacted by approximately 1.8%. To help mitigate further profitability erosion, the Company closely monitors the Canadian / U.S. dollar exchange rate and at times, enters into foreign currency contracts.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)				(Dollars in thousands)
Net sales	$759,208	100.0%	$627,960	100.0%	$1,542,353	100.0%	$1,246,863	100.0%
Cost of sales	607,837	80.1	492,283	78.4	1,238,545	80.3	978,195	78.5

Gross profit	151,371	19.9	135,677	21.6	303,808	19.7	268,668	21.5
Operating expenses:
Selling and distribution	42,797	5.6	39,594	6.3	88,595	5.7	77,611	6.2
General and administrative	38,367	5.1	40,610	6.4	82,767	5.4	74,378	6.0
Other operating expense, net	135	—	365	0.1	350	—	1,238	0.1
Amortization expense	15,551	2.0	10,532	1.7	30,879	2.0	20,566	1.6

Total operating expenses	96,850	12.7	91,101	14.5	202,591	13.1	173,793	13.9

Operating income	54,521	7.2	44,576	7.1	101,217	6.6	94,875	7.6
Other expenses (income):
Interest expense	11,372	1.5	9,001	1.4	23,064	1.5	19,874	1.6
Interest income	(194)	—	(413)	(0.1)	(1,963)	(0.1)	(581)	—
Loss (gain) on foreign currency exchange	(2,386)	(0.3)	(4,099)	(0.7)	9,000	0.6	(1,148)	(0.1)
Loss on extinguishment of debt	—	—	5,259	0.9	—	—	21,944	1.7
Other (income) expense, net	(2,058)	(0.3)	1,088	0.2	(2,472)	(0.2)	1,003	0.1

Total other expense	6,734	0.9	10,836	1.7	27,629	1.8	41,092	3.3

Income before income taxes	47,787	6.3	33,740	5.4	73,588	4.8	53,783	4.3
Income taxes	16,425	2.2	11,981	1.9	24,374	1.6	17,702	1.4

Net income	$31,362	4.1%	$21,759	3.5%	$49,214	3.2%	$36,081	2.9%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Sales — Second quarter net sales increased 20.9% to $759.2 million in 2015 compared to $628.0 million in the second quarter of 2014. The increase is due to sales from the 2014 acquisitions of Flagstone and Protenergy, partially offset by unfavorable volume/mix, foreign exchange, and lower pricing. Without the addition of sales from acquisitions, net sales in the quarter would have been lower than the same period last year, due to a combination of factors including: increased competition in our beverages category; general economic conditions where consumers are spending less on food; and shifting consumer tastes (away from national brands equivalents to premium and “better for you” products). Net sales by segment are shown in the following table:

	Three Months Ended June 30,
			$ Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$578,750	$444,244	$134,506	30.3%
Food Away From Home	97,848	97,285	563	0.6
Industrial and Export	82,610	86,431	(3,821)	(4.4)

Total	$759,208	$627,960	$131,248	20.9%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 80.1% in the second quarter of 2015, compared to 78.4% in 2014. In 2014, cost of sales included $4.1 million of acquisition and integration related costs, while 2015 had insignificant acquisition and integration related costs. After considering these items, cost of sales as a percentage of net sales increased 2.4% year-over-year, due to the inclusion of lower margin business from recent acquisitions, a shift in legacy sales mix, the impact of unfavorable foreign exchange, and reduced pricing. These items more than offset gains from operational efficiencies.

Operating Expenses — Total operating expenses were $96.9 million in the second quarter of 2015 compared to $91.1 million in 2014. Operating expenses in 2015 resulted from the following:

Selling and distribution expenses increased $3.2 million, or 8.1% in the second quarter of 2015 compared to 2014, as increased on-going costs associated with acquisitions ($8.3 million) were partially offset by reduced incentive compensation and other cost reductions in the quarter. Despite the net increase in costs, selling and distribution expenses decreased as a percentage of net sales.

General and administrative expenses decreased by $2.2 million in the second quarter of 2015 compared to 2014. Included in general and administrative costs are approximately $0.6 million of acquisition and integration costs in 2015 and approximately $7.5 million in 2014. After considering the net decrease in acquisition and integration costs and additional on-going costs from recent acquisitions ($4.5 million), general and administrative costs were marginally higher due to general business growth, partially offset by the current period reduction in incentive compensation and other cost reductions.

Other operating expense in the second quarter of 2015 was $0.1 million, compared to $0.4 million in 2014. The decrease was due to reduced costs associated with restructurings, which are substantially complete.

Amortization expense increased $5.0 million in the second quarter of 2015 compared to 2014, due primarily to the amortization of intangible assets from acquisitions.

Interest Expense — Interest expense increased to $11.4 million in the second quarter of 2015, compared to $9.0 million in 2014, due to higher debt levels from funding acquisitions.

Interest Income – Interest income of $0.2 million relates to interest earned on the cash held by our Canadian subsidiaries and gains on investments discussed in Note 4.

Foreign Currency — The Company’s foreign currency impact was a $2.4 million gain for the second quarter of 2015, compared to a gain of $4.1 million in 2014, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Loss on Extinguishment of Debt — The Company incurred a loss on extinguishment of debt of $5.3 million in the second quarter of 2014, related to the extinguishment of the 2018 Notes. There were no extinguishments in the second quarter of 2015.

Other (Income) Expense, net — Other income was $2.1 million for the second quarter of 2015, compared to expense of $1.1 million in 2014. The change is primarily due to the non-cash mark-to-market adjustments on derivative instruments.

Income Taxes — Income tax expense was recorded at an effective rate of 34.4% in the second quarter of 2015 compared to 35.5% in the prior year’s second quarter. The decrease in the effective tax rate for the three months ended June 30, 2015 as compared to 2014 is largely attributable to acquisition related expenses incurred in the second quarter of 2014 that were not deductible for tax purposes.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 — Results by Segment

North American Retail Grocery —

	Three Months Ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$578,750	100.0%	$444,244	100.0%
Cost of sales	464,364	80.2	342,844	77.2

Gross profit	114,386	19.8	101,400	22.8
Freight out and commissions	22,295	3.9	18,621	4.2
Direct selling and marketing	10,835	1.9	9,629	2.1

Direct operating income	$81,256	14.0%	$73,150	16.5%

Net sales in the North American Retail Grocery segment increased by $134.5 million, or 30.3%, in the second quarter of 2015 compared to 2014. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$444,244
Volume/mix	(23,484)	(5.3)%
Pricing	(1,610)	(0.4)
Acquisitions	168,588	38.0
Foreign currency	(8,988)	(2.0)

2015 Net sales	$578,750	30.3%

The increase in net sales from 2014 to 2015 resulted from acquisitions, partially offset by unfavorable volume/mix, foreign exchange, and lower pricing. During the second quarter of 2015, the Company had higher soup volumes that were more than offset by lower volumes in most other product categories. The Company’s negative volume/mix is generally consistent with industry trends, but is slightly higher due to competitive pressures (primarily in single serve hot beverages).

Cost of sales increased $121.5 million in the second quarter of 2015, compared to the second quarter of 2014, primarily due to acquisitions. Cost of sales as a percentage of net sales in the second quarter of 2015 increased 3.0% compared to last year, as the impact of lower margin business from recent acquisitions and legacy sales mix contributed to a higher cost of sales percentage. The addition of Protenergy and Flagstone increased cost of sales as a percentage of net sales by approximately 1.6% in the current quarter. The remaining increase is due to a combination of factors, including foreign exchange and reduced profitability associated with lower pricing in single serve hot beverages. These items more than offset operational efficiencies. Included in cost of sales for the second quarter of 2014 are acquisition and integration costs of approximately $0.7 million, which were insignificant in 2015.

Freight out and commissions paid to independent sales brokers were $22.3 million in the second quarter of 2015, compared to $18.6 million in 2014, an increase of $3.7 million or 19.7%. The Protenergy and Flagstone acquisitions added approximately $6.4 million in year-over-year expense that was partially offset by lower costs in the legacy business. Before considering the Protenergy and Flagstone acquisitions, costs were slightly lower due to lower freight rates and lower volume.

Direct selling and marketing expenses were $10.8 million in the second quarter of 2015 and $9.6 million in 2014. The increase in direct selling and marketing expenses was primarily due to the Flagstone acquisition. Despite the additional costs, the overall direct selling and marketing expenses as a percentage of revenue decreased slightly as the Company leveraged its consolidated resources.

Food Away From Home —

	Three Months Ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$97,848	100.0%	$97,285	100.0%
Cost of sales	77,569	79.3	79,209	81.4

Gross profit	20,279	20.7	18,076	18.6
Freight out and commissions	3,699	3.7	3,634	3.7
Direct selling and marketing	2,041	2.1	2,388	2.5

Direct operating income	$14,539	14.9%	$12,054	12.4%

Net sales in the Food Away From Home segment were essentially flat in the second quarter of 2015 compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$97,285
Volume/mix	2,888	3.0%
Pricing	(1,280)	(1.3)
Acquisitions	126	0.1
Foreign currency	(1,171)	(1.2)

2015 Net sales	$97,848	0.6%

Net sales during the second quarter of 2015 were essentially flat compared to 2014, as volume/mix increases were partially offset by the impact of foreign exchange and lower pricing. Volume increases in aseptic and dressings in the second quarter of 2015 as compared to the same period last year were partially offset by lower volumes in Mexican and other sauces. The Company’s positive volume/mix is consistent with recent industry trends.

Cost of sales as a percentage of net sales decreased to 79.3% in the second quarter of 2015, from 81.4% in 2014. Contributing to the decrease were more efficient plant operations in the second quarter of 2015 versus 2014 and favorable input costs. During the second quarter of last year, plant operations were recovering from a temporary labor shortage that increased cost of sales as a percentage of net sales. Partially offsetting these benefits were higher cost of sales of U.S. sourced raw materials for Canadian operations and reduced year-over-year pricing.

Freight out and commissions were $3.7 million in the second quarter of 2015, compared to $3.6 million in 2014, as costs remained consistent.

Direct selling and marketing was $2.0 million in the second quarter of 2015, compared to $2.4 million in 2014, decreasing slightly as the Company continues to control costs.

Industrial and Export —

	Three Months Ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$82,610	100.0%	$86,431	100.0%
Cost of sales	66,550	80.6	70,335	81.4

Gross profit	16,060	19.4	16,096	18.6
Freight out and commissions	1,427	1.7	2,140	2.5
Direct selling and marketing	536	0.6	480	0.5

Direct operating income	$14,097	17.1%	$13,476	15.6%

Net sales in the Industrial and Export segment decreased $3.8 million, or 4.4%, in the second quarter of 2015, compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$86,431
Volume/mix	(5,690)	(6.6	) %
Pricing	(2,759)	(3.2)
Acquisitions	5,988	6.9
Foreign currency	(1,360)	(1.5)

2015 Net sales	$82,610	(4.4	) %

Net sales decreased during the second quarter of 2015 compared to 2014 due to unfavorable volume/mix, pricing, and foreign exchange, which were partially offset by the impact of acquisitions. Higher volumes of pickles were more than offset by lower volumes of beverages (primarily single serve hot beverages), soup, and beverage enhancers (primarily non-dairy creamer). Increased competition in single serve hot beverages and soup contributed to the reduced volume/mix in the quarter.

Cost of sales as a percentage of net sales decreased from 81.4% in the second quarter of 2014, to 80.6% in 2015. Included in the second quarter of 2014 cost of sales were $2.9 million of acquisition and integration costs that increased the cost of sales percentage by approximately 3.4%. There were insignificant acquisition and integration costs in 2015. After considering the 2014 acquisition and integration costs, cost of sales as a percentage of net sales increased by 2.6%. A shift in legacy sales mix and lower margin business from acquisitions contributed to the increase. Acquisitions increased cost of sales as a percentage of net sales by approximately 1.7% in the current quarter.

Freight out and commissions paid to independent sales brokers were $1.4 million in the second quarter of 2015 and $2.1 million in 2014. Higher costs associated with acquisitions were offset by lower freight costs resulting from reduced rates and tonnage.

Direct selling and marketing was $0.5 million in the second quarter of 2015 and $0.5 million in 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Sales — Net sales increased 23.7% to $1,542.4 million in the first six months of 2015, compared to $1,246.9 million in the first six months of 2014. The increase is primarily driven by acquisitions, offset by decreases in volume/mix and unfavorable foreign exchange. Without the addition of sales from acquisitions, net sales in the period would have been lower than the same period last year, due to a combination of factors including: increased competition in our beverages category; general economic conditions where consumers are spending less on food; and shifting consumer tastes (away from national brands equivalents to premium and “better for you” products). Net sales by segment are shown in the following table:

	Six Months Ended June 30,
			$ Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$1,171,163	$896,655	$274,508	30.6%
Food Away From Home	186,125	185,960	165	0.1%
Industrial and Export	185,065	164,248	20,817	12.7%

Total	$1,542,353	$1,246,863	$295,490	23.7%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 80.3% in the first six months of 2015, compared to 78.5% in 2014. In 2014, cost of sales included $5.7 million of acquisition and integration related costs, compared with $0.7 million in 2015. After adjusting for these items, cost of sales as a percentage of net sales was approximately 2.3% higher year-over-year, as lower margin business from recent acquisitions, a shift in legacy sales mix, unfavorable exchange rates, and reduced pricing offset operational efficiencies.

Operating Expenses — Total operating expenses were $202.6 million during the first six months of 2015, compared to $173.8 million in 2014. The increase in 2015 resulted from the following:

Selling and distribution expenses increased $11.0 million, or 14.2%, in the first six months of 2015 compared to 2014. Higher on-going costs associated with acquisitions (approximately $17.6 million) were partially offset by reductions in incentive compensation and other costs.

General and administrative expenses increased $8.4 million in the first six months of 2015, as compared to 2014. Included in general and administrative costs are approximately $1.3 million and $8.5 million of acquisition and integration costs in 2015 and 2014, respectively. After considering the net decrease in acquisition and integration costs and additional on-going costs from recent acquisitions ($9.9 million), the Company had higher general and administrative costs due to general business growth, partially offset by the current period reduction in incentive compensation.

Other operating expense was $0.4 million in the first six months of 2015, compared to $1.2 million in the first six months of 2014. The reduction was due to lower costs associated with restructurings, which are substantially complete.

Amortization expense increased $10.3 million in the first six months of 2015, compared to the first six months of 2014, due primarily to the amortization of intangible assets from acquisitions.

Interest Expense — Interest expense increased to $23.1 million in the first six months of 2015, compared to $19.9 million in 2014, due to higher debt levels from funding acquisitions.

Interest Income – Interest income of $2.0 million includes $1.4 million of interest income recorded in the first quarter related to annual patronage refunds pertaining to our Term Loan. The patronage refund represents our participation in the capital plan of our Term Loan lender and is an annual payment based on a percentage of our average daily loan balance. The remaining $0.6 million relates to interest earned on the cash held by our Canadian subsidiary and gains on investments as discussed in Note 4.

Foreign Currency – The Company’s foreign currency loss was $9.0 million in the first six months of 2015, compared to a gain of $1.1 million in 2014, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Loss on Extinguishment of Debt — The Company incurred a loss on extinguishment of debt of $21.9 million in the first six months of 2014, related to the extinguishment of the 2018 Notes. There were no extinguishments in the first six months of 2015.

Other (Income) Expense, Net — Other income was $2.5 million in the first six months of 2015, compared to expense of $1.0 million in 2014. The change was primarily due to the non-cash mark-to-market adjustments on derivative instruments.

Income Taxes — Income tax expense was recorded at an effective rate of 33.1% in the first six months of 2015, compared to 32.9% in 2014. The increase in the effective tax rate for the six months ended June 30, 2015 as compared to 2014 is largely attributable to the favorable settlement of unrecognized tax benefits in the first quarter of 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 — Results by Segment

North American Retail Grocery —

	Six Months Ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,171,163	100.0%	$896,655	100.0%
Cost of sales	945,164	80.7	692,022	77.2

Gross profit	225,999	19.3	204,633	22.8
Freight out and commissions	46,143	4.0	37,078	4.1
Direct selling and marketing	21,500	1.8	18,829	2.1

Direct operating income	$158,356	13.5%	$148,726	16.6%

Net sales in the North American Retail Grocery segment increased by $274.5 million, or 30.6%, in the first six months of 2015, compared to the first six months of 2014. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$896,655
Volume/mix	(35,030)	(3.9	) %
Pricing	(6,694)	(0.8)
Acquisition	334,266	37.3
Foreign currency	(18,034)	(2.0)

2015 Net sales	$1,171,163	30.6%

The increase in net sales from 2014 to 2015 was due to acquisitions that were partially offset by unfavorable volume/mix, foreign exchange, and lower pricing. During the first six months of the year, the Company experienced volume gains in the soup, cereals, and dressings categories that were more than offset by decreases in the majority of other categories. The Company’s negative volume/mix is generally consistent with industry trends, but is slightly higher due to the impact of competitive pressures, primarily in single serve hot beverages.

Cost of sales increased $253.1 million in the first six months of 2015, compared to the first six months of 2014, primarily due to acquisitions. Cost of sales as a percentage of net sales increased from 77.2% in the first six months of 2014, to 80.7% in 2015, due to the lower margin sales from acquisitions, a shift in legacy sales mix, foreign exchange, and lower pricing. The addition of Flagstone and Protenergy increased cost of sales as a percentage of net sales by approximately 1.2% in the current year.

Freight out and commissions paid to independent sales brokers were $46.1 million in the first six months of 2015, compared to $37.1 million in 2014, an increase of $9.1 million or 24.4%, due to acquisitions. The acquisition of Flagstone and Protenergy added $13.5 million of expense that was partially offset by lower costs in the legacy business due to lower freight costs and lower volume.

Direct selling and marketing expenses were $21.5 million in the first six months of 2015, compared to $18.8 million in 2014. The increase is primarily due to the Flagstone acquisition. Despite the additional costs, total direct selling and marketing expenses as a percentage of net sales decreased slightly.

Food Away From Home —

	Six Months Ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$186,125	100.0%	$185,960	100.0%
Cost of sales	148,489	79.8	153,072	82.3

Gross profit	37,636	20.2	32,888	17.7
Freight out and commissions	7,148	3.8	6,929	3.7
Direct selling and marketing	3,926	2.1	4,416	2.4

Direct operating income	$26,562	14.3%	$21,543	11.6%

Net sales in the Food Away From Home segment were essentially flat in the first six months of 2015 compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$185,960
Volume/mix	4,039	2.2%
Pricing	(1,808)	(1.0)
Acquisition	243	0.1
Foreign currency	(2,309)	(1.2)

2015 Net sales	$186,125	0.1%

Net sales during the first six months of 2015 were essentially flat compared to 2014, as volume/mix increases were mostly offset by unfavorable foreign exchange and lower pricing. Volume increases in the aseptic, dressings, and pickles categories were offset by reductions in the Mexican and other sauces and beverages (primarily single serve hot beverages) categories. The Company’s positive volume/mix is consistent with recent industry trends.

Cost of sales as a percentage of net sales decreased from 82.3% in the first six months of 2014, to 79.8% in 2015. Plant operating performance in the first half of 2014 was inefficient due, in part, to a temporary labor shortage, while operations in 2015 were in line with normal production performance. Partially offsetting the return to normalized operational performance levels were higher costs of sales of U.S. sourced raw materials for the Canadian operations and reduced year-over-year pricing.

Freight out and commissions paid to independent sales brokers were $7.1 million in the first six months of 2015, compared to $6.9 million in 2014, consistent with increased volume/mix.

Direct selling and marketing expenses were $3.9 million in the first six months of 2015, compared to $4.4 million in 2014, down slightly from prior year as the Company continues to control costs.

Industrial and Export —

	Six Months Ended June 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$185,065	100.0%	$164,248	100.0%
Cost of sales	144,689	78.2	130,708	79.6

Gross profit	40,376	21.8	33,540	20.4
Freight out and commissions	3,691	2.0	3,720	2.3
Direct selling and marketing	1,066	0.6	894	0.5

Direct operating income	$35,619	19.2%	$28,926	17.6%

Net sales in the Industrial and Export segment increased $20.8 million, or 12.7%, in the first six months of 2015 compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$164,248
Volume/mix	4,645	2.8%
Pricing	(2,706)	(1.6)
Acquisition	20,750	12.6
Foreign currency	(1,872)	(1.1)

2015 Net sales	$185,065	12.7%

The increase in net sales is primarily due to acquisitions and improved volume/mix, partially offset by pricing concessions and unfavorable foreign currency. Higher volumes of pickles and Mexican and other sauces were partially offset by soup, beverages (primarily single serve hot beverages), and non-dairy creamer.

Cost of sales as a percentage of net sales decreased from 79.6% in the first six months of 2014, to 78.2% in 2015. Included in the 2014 costs were $2.9 million of acquisition and integration costs that increased the 2014 cost of sales percentage by 1.8%. There were insignificant acquisition and integration costs in 2015. After considering the 2014 acquisition and integration costs, cost of sales as a percentage of net sales increased marginally. A shift in legacy sales mix and lower margin business from acquisitions contributed to the increase. Acquisitions contributed approximately 1.9% to lower margins in the current period.

Freight out and commissions paid to independent sales brokers were $3.7 million in the first six months of 2015, compared to $3.7 million in 2014. Higher costs associated with acquisitions were offset by lower freight costs due to lower freight rates.

Direct selling and marketing expenses were $1.1 million in the first six months of 2015, compared to $0.9 million in 2014.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $440.9 million was available under the Revolving Credit Facility as of June 30, 2015. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The Company’s cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$49,214	$36,081
Depreciation and amortization	61,767	52,657
Stock-based compensation	10,463	9,699
Deferred income taxes	(2,155)	(1,106)
Loss on extinguishment of debt	—	21,944
Changes in operating assets and liabilities, net of acquisitions	28,233	(28,780)
Other	1,277	(7,102)

Net cash provided by operating activities	$148,799	$83,393

Our cash provided by operations was $148.8 million in the first six months of 2015, compared to $83.4 million in 2014, an increase of $65.4 million. The increase in cash provided by operations was mainly attributable to changes in working capital, which accounts for $57.0 million of the increase. Within working capital, changes in receivables are the most significant, providing $48.2 million in the first six months ended June 30, 2015. Contributing to cash flows provided by receivables is approximately $21.8 million from Protenergy, as receivables declined from year end due to seasonality. Since we acquired Protenergy in mid-2014, there was no comparable decline in the prior year. The remaining increase in cash flows from receivables is due to more efficient cash collections and softer sales in the current period versus the same period last year. Also contributing to the change in working capital is a modest change in prepaid and other assets, as the change in inventories and accounts payable nearly offset each other.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from investing activities:
Additions to property, plant, and equipment	$(39,125)	$(30,489)
Additions to other intangible assets	(6,683)	(5,400)
Purchase of investments	(311)	(353)
Acquisition of business, net of cash acquired	—	(140,835)
Other	180	590

Net cash used in investing activities	$(45,939)	$(176,487)

In the first six months of 2015, cash used in investing activities decreased by $130.5 million, compared to 2014. The decrease in cash used in investing activities was primarily attributable to the acquisition of Protenergy in the second quarter of 2014, while there were no acquisitions in the current year. The Company continued to invest in property, plant, and equipment in 2015, although at higher levels than 2014.

We expect capital spending programs to be approximately $110.0 million in 2015. Capital spending in 2015 is focused on food safety, quality, additional capacity, productivity improvements, continued implementation of an ERP system, and routine equipment upgrades or replacements at our plants.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net borrowings of (payments for) debt	$(114,017)	$72,808
Payment of deferred financing costs	—	(12,869)
Payment of debt premium for extinguishment of debt	—	(16,693)
Equity award financing activities	5,695	18,092

Net cash (used in) provided by financing activities	$(108,322)	$61,338

Net cash used in financing activities was $108.3 million in the first six months of 2015, compared to net cash provided by financing activities of $61.3 million in the first six months of 2014. During the first six months of 2014, the Company acquired Protenergy using funds from the Revolving Credit Facility, while there were no acquisitions during the first six months of 2015. Consequently, the Company used excess funds to pay down its Revolving Credit Facility in 2015.

As of June 30, 2015, $32.0 million of cash held by our Canadian subsidiaries as cash and cash equivalents and short term investments is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

Cash provided by operating activities is used to pay down debt and fund investments in property, plant, and equipment.

The Company’s short-term financing needs are primarily to finance working capital during the year. As the Company continues to add new product categories to our portfolio, spikes in financing needs are lessened. Vegetable and fruit production are driven by harvest cycles, which occur primarily during the spring and summer as inventories of pickles and jams generally are at a low point in late spring and at a high point during the fall, increasing our working capital requirements. In addition, the Company builds inventories of salad dressings in the spring and soup in the summer months in anticipation of large seasonal shipments that begin in the second and third quarters, respectively. Non-dairy creamer inventory builds in the fall for the expected winter sales. We expect our Revolving Credit Facility, plus cash flow from operations, to be adequate to provide liquidity for current operations. Our long-term financing needs will depend largely on potential acquisition activity.

Seasonality

In the aggregate, our sales do not vary significantly by quarter but are slightly weighted towards the second half of the year, particularly in the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, and hot cereal, all of which have higher sales in the first and fourth quarters. Additionally, sales of soup and snack nuts are highest in the fourth quarter. Warmer weather products such as dressings and pickles typically have higher sales in the second quarter, while drink mixes show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are highest in the second and third quarters due to inventory builds, while cash flow is highest in the first and fourth quarters in line with the seasonality of our sales.

Debt Obligations

At June 30, 2015, we had $446 million in borrowings outstanding under our Revolving Credit Facility, $297 million outstanding under the Term Loan, $195 million outstanding under the Acquisition Term Loan, $400 million of the 2022 Notes outstanding, and $7.8 million of tax increment financing and other obligations. In addition, at June 30, 2015, there were $13.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at June 30, 2015, our Revolving Credit Facility provided for an aggregate commitment of $900 million, of which $440.9 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan, and Acquisition Term Loan (collectively known as the “Credit Facility”), for the three months ended June 30, 2015 averaged 1.87%.

We are in compliance with all applicable debt covenants as of June 30, 2015. From an interest coverage ratio perspective, the Company’s actual ratio as of June 30, 2015 is nearly 134% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 6% below the maximum level.

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

The reconciliation of diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)
Diluted EPS as reported	$0.72	$0.57	$1.13	$0.95
Foreign currency (gain) loss on translation of intercompany notes	(0.04)	(0.06)	0.13	(0.03)
Mark-to-market adjustments	(0.03)	—	(0.04)	—
Acquisition, integration, and related costs	0.01	0.22	0.03	0.27
Debt refinancing costs	—	0.10	—	0.42
Restructuring/facility consolidation costs	—	0.01	—	0.03

Adjusted EPS	$0.66	$0.84	$1.25	$1.64

During the three and six months ended June 30, 2015 and 2014, the Company entered into transactions that affected the year-over-year comparison of its financial results that included foreign currency losses on intercompany notes, mark-to-market adjustments, acquisition and integration costs, debt refinancing costs, and restructuring costs.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $2.5 million in the second quarter of 2015 versus $3.2 million in the prior year to re-measure the loans at quarter end. For the six months ending June 30, 2015 and 2014, the Company incurred foreign currency losses of $8.3 million and gains of $1.4 million, respectively. The changes are due to the fluctuations of the Canadian dollar versus the U.S. dollar in 2015 versus 2014. These charges are non-cash and the loans are eliminated in consolidation.

The Company’s derivative contracts are marked to market each period with the changes being recorded in the Condensed Consolidated Statements of Income. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized.

The acquisition, integration, and related costs line represents costs associated with the Flagstone and Protenergy acquisitions in 2014, and the Associated Brands and Cains acquisitions in 2013. Costs associated with integrating the businesses into the Company’s operations are also included in this line.

During the three and six months ending June 30, 2014, the Company incurred $5.4 million and $22.1 million, respectively, of costs related to debt refinancing activities completed during the year, while in 2015 there were no debt refinancing activities.

As the Company continues to grow, consolidation or restructuring activities are necessary. During the second quarter of 2015, the Company incurred approximately $0.1 million in costs versus $0.4 million last year. For the six months ending June 30, 2015 and 2014, the Company incurred restructuring and facility consolidation costs of approximately $0.4 million and $1.2 million, respectively. These projects are nearly complete.

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

The following table reconciles the Company’s net income as presented in the Condensed Consolidated Statements of Income, the relevant GAAP measure, to Adjusted net income (used for Adjusted EPS) and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited in thousands)
Net income as reported	$31,362	$21,759	$49,214	$36,081
Foreign currency (gain) loss on translation of intercompany notes (1)	(2,529)	(3,213)	8,342	(1,401)
Mark-to-market adjustments (2)	(1,977)	141	(2,395)	24
Acquisition, integration, and related costs (3)	506	11,580	1,989	14,142
Debt refinancing costs (4)	—	5,355	—	22,114
Restructuring/facility consolidation costs (5)	135	371	350	1,238
Less: Taxes on adjusting items	(1,282)	4,181	2,918	10,427

Adjusted net income	$28,779	$31,812	$54,582	$61,771

Interest expense	11,372	9,001	23,064	19,874
Interest income	(194)	(413)	(1,963)	(581)
Income taxes	16,425	11,981	24,374	17,702
Depreciation and amortization (6)	31,034	25,152	61,682	48,931
Stock-based compensation expense	4,514	5,519	10,463	9,699
Add: Taxes on adjusting items	(1,282)	4,181	2,918	10,427

Adjusted EBITDA	$90,648	$87,233	$175,120	$167,823

			Three Months Ended		Six Months Ended
		Location in Condensed	June 30,		June 30,
		Consolidated Statements of Income	2015	2014	2015	2014
			(unaudited in thousands)
(1)	Foreign currency (gain) loss on translation of intercompany notes	(Gain) loss on foreign currency exchange	$(2,529)	$(3,213)	$8,342	$(1,401)

(2)	Mark-to-market adjustments	Other (income) expense, net	$(1,977)	$141	$(2,395)	$24
(3)	Acquisition, integration and related costs	General and administrative	$565	$7,416	$1,259	$8,326
		Cost of sales	$(59)	$4,078	$657	$5,706
		Selling and distribution	$—	$71	$43	$71
		Other (income) expense, net	$—	$15	$30	$39
(4)	Debt refinancing costs	Loss on extinguishment of debt	$—	$5,259	$—	$21,944
		General and administrative	$—	$96	$—	$170

(5)	Restructuring/facility consolidation costs	Other operating expense, net	$135	$371	$350	$1,238
(6)	Depreciation and amortization included in acquisition, integration and related costs	General and administrative	$—	$—	$85	$—
		Cost of sales	$—	$499	$—	$3,726

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to our critical accounting policies in the six months ended June 30, 2015.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates; raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2014 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of June 30, 2015, the Company was party to the Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 2.00%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.25% to 1.00%. The Company was also party to both the Term Loan and the Acquisition Term Loan. Interest rates for both Term Loans are based on the Company’s consolidated leverage ratio and determined as follows: Term Loan by either LIBOR plus a margin ranging from 1.50% to 2.25%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.50% to 1.25%; Acquisition Term Loan by either LIBOR plus a margin ranging from 1.25% to 2.00%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.25% to 1.00%.

We do not hold any derivative financial instruments which could expose us to significant interest rate market risk, as of June 30, 2015. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Credit Facility, which is tied to variable market rates. Based on our outstanding debt balance of $938 million under the Credit Facility at June 30, 2015, each 1% rise in our interest rate would increase our interest expense by approximately $9.4 million annually.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the second quarter of 2015 to the second quarter of 2014, price increases in coffee, vegetables, and fruits, were offset by price decreases in soybean oil, dairy, and sweeteners. The spread of avian flu throughout the U.S. chicken population has driven egg prices significantly higher in 2015. As a purchaser of eggs for various products, we are subject to these price changes and are working to minimize the impact on our results for the remainder of the year. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts. Forward purchase contracts help us manage our business and reduce cost volatility. Some of these forward purchase contracts qualify as derivatives; however, the majority of commodity forward contracts are not derivatives. Those that are derivatives generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements in Income.

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

Changes in the prices of our products may lag behind changes in the costs of our products. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging, fuel, and energy costs. Accordingly, if we are unable to increase our prices to offset increasing costs, our operating profits and margins could be materially affected. In addition, in instances of declining input costs, customers may seek price reductions in situations where we are locked into pricing at higher costs.

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian subsidiaries, where the functional currency is the Canadian dollar. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the Loss on Foreign exchange line of the Condensed Consolidated Statements of Income where the Company recognized a loss of $9.0 million and a gain of $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

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

Also impacted by foreign exchange is the translation of the Company’s Canadian financial statements. For the six months ended June 30, 2015 and 2014, the Company recognized translation losses of $20.3 million and $1.0 million, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of June  30, 2015 and 2014, the Company had $44.5 million and $27.9 million, respectively, of U.S. dollar foreign currency contracts outstanding.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2015, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and cash flows for the six-month periods ended June 30, 2015 and 2014.This interim financial information is the responsibility of the Company’s management.

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

August 6, 2015

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

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December  31, 2014.

Item 5. Other Information

None

Item 6. Exhibits

10.1*	Form of employee Performance Unit Agreement

10.2*	Form of employee Restricted Stock Unit Agreement

10.3*	Form of employee Non-Statutory Stock Option Agreement

10.4*	Form of non-employee director Restricted Stock Unit Agreement

12.1	Computation of Ratio of Earnings to Fixed Changes.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

August 6, 2015