Form 10-Q
period 2015-09-30
TreeHouse Foods, Inc.
filed 2015-11-05
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015.

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

Yes     ☐     No     ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2015: 43,095,305

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,883	$51,981
Investments	8,032	9,148
Receivables, net	213,631	233,656
Inventories, net	647,085	594,098
Deferred income taxes	28,644	35,564
Prepaid expenses and other current assets	36,846	24,989

Total current assets	957,121	949,436
Property, plant, and equipment, net	543,559	543,778
Goodwill	1,654,138	1,667,985
Intangible assets, net	661,511	716,298
Other assets, net	27,393	25,507

Total assets	$3,843,722	$3,903,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$313,890	$296,860
Current portion of long-term debt	16,560	14,373

Total current liabilities	330,450	311,233
Long-term debt	1,307,262	1,445,488
Deferred income taxes	319,655	319,454
Other long-term liabilities	67,481	67,572

Total liabilities	2,024,848	2,143,747
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 43,091 and 42,663 shares issued and outstanding, respectively	431	427
Additional paid-in capital	1,199,066	1,177,342
Retained earnings	723,474	645,819
Accumulated other comprehensive loss	(104,097)	(64,331)

Total stockholders’ equity	1,818,874	1,759,257

Total liabilities and stockholders’ equity	$3,843,722	$3,903,004

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net sales	$798,638	$795,726	$2,340,991	$2,042,589
Cost of sales	639,941	637,138	1,878,486	1,615,333

Gross profit	158,697	158,588	462,505	427,256
Operating expenses:
Selling and distribution	44,887	47,631	133,482	125,242
General and administrative	36,535	47,864	119,302	122,242
Other operating expense, net	154	170	504	1,408
Amortization expense	14,893	14,958	45,772	35,524

Total operating expenses	96,469	110,623	299,060	284,416

Operating income	62,228	47,965	163,445	142,840
Other expense (income):
Interest expense	10,914	10,102	33,978	29,976
Interest income	(265)	(113)	(2,228)	(694)
Loss on foreign currency exchange	9,226	8,004	18,226	6,856
Loss on extinguishment of debt	—	75	—	22,019
Other expense (income), net	2,078	(898)	(394)	105

Total other expense	21,953	17,170	49,582	58,262

Income before income taxes	40,275	30,795	113,863	84,578
Income taxes	11,834	10,913	36,208	28,615

Net income	$28,441	$19,882	$77,655	$55,963

Net earnings per common share:
Basic	$0.66	$0.48	$1.81	$1.46
Diluted	$0.65	$0.47	$1.78	$1.43
Weighted average common shares:
Basic	43,168	41,099	43,004	38,272
Diluted	43,721	42,002	43,672	39,259

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$28,441	$19,882	$77,655	$55,963

Other comprehensive income (loss):
Foreign currency translation adjustments	(20,216)	(14,269)	(40,533)	(15,270)
Pension and postretirement reclassification adjustment (1)	256	103	767	309

Other comprehensive income (loss)	(19,960)	(14,166)	(39,766)	(14,961)

Comprehensive income	$8,481	$5,716	$37,889	$41,002

(1)	Net of tax of $158 and $64 for the three months ended September 30, 2015 and 2014, respectively, and $474 and $194 for the nine months ended September 30, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$77,655	$55,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,160	47,401
Amortization	45,772	35,524
Stock-based compensation	15,503	17,102
Excess tax benefits from stock-based compensation	(5,004)	(11,915)
Loss on extinguishment of debt	—	22,019
Mark-to-market gain on derivative contracts	(378)	(93)
Mark-to-market loss (gain) on investments	421	(466)
Loss on disposition of assets	365	1,810
Deferred income taxes	239	(2,814)
Loss on foreign currency exchange	18,226	6,856
Other	(1,127)	5,330
Changes in operating assets and liabilities, net of acquisitions:
Receivables	14,493	(7,872)
Inventories	(61,715)	(109,155)
Prepaid expenses and other assets	(5,150)	(10,836)
Accounts payable, accrued expenses and other liabilities	23,730	28,107

Net cash provided by operating activities	169,190	76,961
Cash flows from investing activities:
Additions to property, plant, and equipment	(57,188)	(65,392)
Additions to other intangible assets	(9,663)	(7,838)
Acquisitions, less cash acquired	—	(1,000,948)
Proceeds from sale of fixed assets	278	538
Purchase of investments	(572)	(471)
Proceeds from sale of investments	—	63
Other	—	525

Net cash used in investing activities	(67,145)	(1,073,523)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	131,100	854,400
Payments under Revolving Credit Facility	(257,100)	(735,400)
Proceeds from issuance of Term Loan and Acquisition Term Loan	—	500,000
Payments on Term Loan and Acquisition Term Loan	(7,250)	(2,000)
Proceeds from issuance of 2022 Notes	—	400,000
Payments on 2018 Notes	—	(400,000)
Payments on capitalized lease obligations and other debt	(2,672)	(1,880)
Payment of deferred financing costs	—	(13,712)
Payment of debt premium for extinguishment of debt	—	(16,693)
Net proceeds from issuance of stock	—	358,364
Net receipts related to stock-based award activities	1,221	17,193
Excess tax benefits from stock-based compensation	5,004	11,915

Net cash (used in) provided by financing activities	(129,697)	972,187
Effect of exchange rate changes on cash and cash equivalents	(1,446)	71

Net decrease in cash and cash equivalents	(29,098)	(24,304)
Cash and cash equivalents, beginning of period	51,981	46,475

Cash and cash equivalents, end of period	$22,883	$22,171

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months ended September 30, 2015

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, to simplify the accounting for adjustments made to provisional amounts. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal periods beginning after December 15, 2015. The Company will apply this guidance prospectively, beginning January 1, 2016.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the Securities and Exchange Commission’s (“SEC”) position on the presentation and measurement of debt issuance costs incurred in connection with line-of-credit agreements. ASU 2015-15 clarifies that the SEC will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This ASU is effective upon issuance and did not change how the Company historically reported its deferred issuance costs incurred in connection with its line of credit.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). This ASU will not apply to inventory valued under the last-in-first-out method. Under current guidance, an entity is required to measure inventory at the lower of cost or market, with market defined as replacement cost, NRV, NRV less a normal profit margin. The three market measurements added complexity and reduced comparability in the valuation of inventory. FASB issued ASU 2015-11 as part of its simplification initiative to address these issues. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is in the process of evaluating the impact of the standard.

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

The Flagstone acquisition is accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition in the North American Retail Grocery and Industrial and Export segments. Included in the Company’s Condensed Consolidated Statements of Income are Flagstone’s net sales of approximately $118 million and net loss of $4.5 million from the date of acquisition through September 30, 2014. The loss includes integration costs of $10.5 million.

We have completed the allocation of the purchase price to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$902
Receivables	55,640
Inventory	128,224
Property, plant, and equipment	37,154
Customer relationships	231,700
Trade names	6,300
Supplier relationships	2,500
Software	1,755
Formulas	1,600
Other assets	35,081
Goodwill	511,274

Fair value of assets acquired	1,012,130
Deferred taxes	(81,602)
Assumed liabilities	(75,397)

Total purchase price	$855,131

The Company allocated $231.7 million to customer relationships and $6.3 million to trade names, each of which have an estimated life of 15 years. The Company allocated $1.6 million to formulas, which have an estimated life of 5 years. The Company allocated $1.8 million to capitalized software with an estimated life of 1 year. The aforementioned intangibles will be amortized on a straight line basis. The Company allocated $2.5 million to supplier relationships, which will be amortized in a method reflecting the pattern in which the economic benefits of the intangible asset are consumed over the period of one year. The Company has allocated all $511.3 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities related to Flagstone’s product offerings in the snacking category. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $8.6 million of acquisition costs during the three and nine months ended September 30, 2014 and none in 2015. Since the initial preliminary purchase price allocation included in the Company’s annual report for the year ended December 31, 2014, net adjustments of $5.7 million were made to the fair values of the assets acquired and liabilities assumed with corresponding adjustments to goodwill.

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

Nine Months Ended
September 30, 2014
(In thousands, except per share data)
Pro forma net sales	$2,428,595

Pro forma net income	$48,933

Pro forma basic earnings per common share	$1.13

Pro forma diluted earnings per common share	$1.11

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

The Protenergy acquisition is accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition in the North American Retail Grocery and Industrial and Export segments. Included in the Company’s Condensed Consolidated Statements of Income are Protenergy’s net sales of approximately $57.2 million from the date of acquisition through September 30, 2014. Also included is a net loss of $4.0 million from the date of acquisition through September 30, 2014. This loss includes integration costs of $5.8 million. At the date of acquisition, the purchase price was allocated to the assets acquired and liabilities assumed based upon fair market values.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocated $49.5 million to customer relationships that have an estimated life of 15 years and $0.4 million to formulas with an estimated life of 5 years. These intangible assets will be amortized on a straight line basis. The Company recorded $7.6 million of unfavorable contractual agreements, which have an estimated life of 2.6 years. These unfavorable contracts will be amortized in a method reflecting the pattern in which the economic costs are incurred. As of the acquisition date, the Company has allocated all $50.7 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities, driven in part by Protenergy’s packaging technology. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $0.5 million and $3.2 million in acquisition costs in the three and nine months ended September 30, 2014, respectively, and none in 2015. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Income. Since the initial preliminary purchase price allocation included in the Company’s annual report for the year ended December 31, 2014, net adjustments of $0.2 million were made to increase the fair values of the assets acquired and liabilities assumed with corresponding adjustments to goodwill.

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

Nine Months Ended
September 30, 2014
(In thousands, except per share data)
Pro forma net sales	$2,103,347

Pro forma net income	$48,403

Pro forma basic earnings per common share	$1.26

Pro forma diluted earnings per common share	$1.23

4. INVESTMENTS

	September 30, 2015	December 31, 2014
	(In thousands)
U.S. equity	$4,961	$5,749
Non-U.S. equity	1,516	1,692
Fixed income	1,555	1,707

Total investments	$8,032	$9,148

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation as of each balance sheet date. The Company accounts for investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. The investments held by the Company are classified as trading securities and are stated at fair value, with changes in fair value recorded as a component of the Interest income or Interest expense line on the Condensed Consolidated Statements of Income. Cash flows from purchases, sales, and maturities of trading securities are included in cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows based on the nature and purpose for which the securities were acquired.

Our investments include U.S. equity, non-U.S. equity, and fixed income securities that are classified as short-term investments on the Condensed Consolidated Balance Sheets. The U.S. equity, non-U.S. equity, and fixed income securities are classified as short-term investments as they have characteristics of other current assets and are actively managed.

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2015 and December 31, 2014, $21.4 million and $31.6 million, respectively, represents cash and equivalents held in Canada in local currency and are convertible into other currencies. The cash and equivalents held in Canada are expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

For the three months ended September 30, 2015, we recognized unrealized losses totaling $0.8 million that are included in the Interest expense line of the Condensed Consolidated Statements of Income and $0.2 million of unrealized gains that are included in the Interest income line of the Condensed Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2015, we recognized unrealized losses totaling $1.0 million that are included in the Interest expense line of the Condensed Consolidated Statements of Income and unrealized gains totaling $0.6 million that are included in the Interest income line of the Condensed Consolidated Statements of Income.

Realized gains for the three months ended September 30, 2015 were insignificant, while for the nine months ended September 30, 2015, we recognized gains totaling $0.2 million that are included in the Interest income line of the Condensed Consolidated Statements of Income. When securities are sold, their cost is determined based on the first-in, first-out method.

5. INVENTORIES

	September 30,	December 31,
	2015	2014
	(In thousands)
Raw materials and supplies	$312,097	$279,745
Finished goods	355,468	334,856
LIFO reserve	(20,480)	(20,503)

Total	$647,085	$594,098

Approximately $89.7 million and $87.4 million of our inventory was accounted for under the last-in, first-out (“LIFO”) method of accounting at September 30, 2015 and December 31, 2014, respectively. Approximately $138.9 million and $117.3 million of our inventory was accounted for using the weighted average costing approach at September 30, 2015 and December 31, 2014, respectively.

6. PROPERTY, PLANT, AND EQUIPMENT

	September 30,	December 31,
	2015	2014
	(In thousands)
Land	$25,943	$27,097
Buildings and improvements	218,839	209,117
Machinery and equipment	663,156	644,333
Construction in progress	43,204	35,010

Total	951,142	915,557
Less accumulated depreciation	(407,583)	(371,779)

Property, plant, and equipment, net	$543,559	$543,778

Depreciation expense was $15.3 million for the three months ended September 30, 2015 and 2014, and $46.2 million and $47.4 million for the nine months ended September 30, 2015 and 2014, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2014	$1,439,476	$94,423	$134,086	$1,667,985
Foreign currency exchange adjustments	(17,633)	(1,770)	—	(19,403)
Purchase price adjustments	5,556	—	—	5,556

Balance at September 30, 2015	$1,427,399	$92,653	$134,086	$1,654,138

The Company has not incurred any goodwill impairments since its inception.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Trademarks	$25,904	$28,995

Total indefinite lived intangibles	$25,904	$28,995

The decrease in the indefinite lived intangibles balance is due to foreign currency translation.

The gross carrying amount and accumulated amortization of intangible assets, with finite lives, as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets with finite lives:
Customer-related	$773,847	$(198,604)	$575,243	$794,300	$(168,462)	$625,838
Contractual agreements	3,961	(3,811)	150	2,829	(2,396)	433
Trademarks	32,301	(10,580)	21,721	32,579	(9,041)	23,538
Formulas/recipes	9,531	(6,690)	2,841	10,763	(7,138)	3,625
Computer software	74,300	(38,648)	35,652	65,202	(31,333)	33,869

Total other intangibles	$893,940	$(258,333)	$635,607	$905,673	$(218,370)	$687,303

Total intangible assets, excluding goodwill, as of September 30, 2015 and December 31, 2014, were $661.5 million and $716.3 million, respectively. Amortization expense on intangible assets for the three months ended September 30, 2015 and 2014 was $14.9 million and $15.0 million, respectively, and $45.8 million and $35.5 million for the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense on intangible assets for 2015 and the next four years is as follows:

(In thousands)
2015	$61,412
2016	$60,521
2017	$59,171
2018	$53,610
2019	$52,179

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2015	2014
	(In thousands)
Accounts payable	$243,699	$217,226
Payroll and benefits	29,103	38,669
Interest	1,390	6,507
Taxes	14,741	5,947
Health insurance, workers’ compensation, and other insurance costs	9,629	8,602
Marketing expenses	8,956	12,479
Other accrued liabilities	6,372	7,430

Total	$313,890	$296,860

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. INCOME TAXES

Income tax expense was recorded at an effective rate of 29.4% and 31.8% for the three and nine months ended September 30, 2015, respectively, compared to 35.4% and 33.8% for the three and nine months ended September 30, 2014, respectively. The Company’s effective tax rate is favorably impacted by an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. The decrease in the effective tax rate for the three and nine months ended September 30, 2015 as compared to 2014 is largely attributable to acquisition related expenses incurred in the third quarter of 2014 that were not deductible for tax purposes and a decrease in state tax expense.

The Internal Revenue Service (“IRS”) completed its examination of TreeHouse’s 2012 tax year during the first quarter of 2015, resulting in an immaterial cash refund to the Company. During the third quarter of 2015, the IRS initiated an examination of the Flagstone Foods’ pre-acquisition 2013 tax year. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2012 tax years of E.D. Smith. The E.D. Smith examinations are expected to be completed in 2016. The Company also has examinations in process with various state taxing authorities, which are expected to be completed in 2015 or 2016.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $1.5 million within the next 12 months, primarily as a result of the lapsing of statutes of limitations.

10. LONG-TERM DEBT

	September 30,	December 31,
	2015	2014
	(In thousands)
Revolving Credit Facility	$428,000	$554,000
Term Loan	296,250	298,500
Acquisition Term Loan	192,500	197,500
2022 Notes	400,000	400,000
Tax increment financing and other debt	7,072	9,861

Total debt outstanding	1,323,822	1,459,861
Less current portion	(16,560)	(14,373)

Total long-term debt	$1,307,262	$1,445,488

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

The Revolving Credit Facility, Term Loan, and Acquisition Term Loan are known collectively as the “Credit Facility.” The Company’s average interest rate on debt outstanding under its Credit Facility for the three months ended September 30, 2015 was 1.89%.

Revolving Credit Facility — As of September 30, 2015, $458.9 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. The Revolving Credit Facility matures on May 6, 2019. In addition, as of September 30, 2015, there were $13.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

Term Loan — On May 6, 2014, the Company entered into a $300 million senior unsecured Term Loan pursuant to the Credit Agreement. The Term Loan matures on May 6, 2021. The interest rates applicable to the Term Loan are based on the Company’s consolidated leverage ratio and are determined by either (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%. Payments are due on a quarterly basis. The Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of September 30, 2015, $296.3 million was outstanding under the Term Loan.

Acquisition Term Loan — On July 29, 2014, the Company entered into a $200 million unsecured Acquisition Term Loan pursuant to the Credit Agreement. The Acquisition Term Loan matures on May 6, 2019. The interest rates applicable to the Acquisition Term Loan are based on the Company’s consolidated leverage ratio and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 2.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00%. Payments are due on a quarterly basis. The Acquisition Term Loan is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of September 30, 2015, $192.5 million was outstanding under the Acquisition Term Loan.

2022 Notes — On March 11, 2014, the Company completed its underwritten public offering of $400 million in aggregate principal amount of 4.875% notes due March 15, 2022 (the “2022 Notes”). The net proceeds of $394 million ($400 million less underwriting discount of $6 million, providing an effective interest rate of 4.99%) were used to extinguish the Company’s previously issued 7.75% notes due on March 1, 2018 (the “2018 Notes”). The Company issued the 2022 Notes pursuant to an Indenture between the Company, the Guarantor Subsidiaries, and the Trustee.

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

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of September 30, 2015, $1.3 million remains outstanding that matures May 1, 2019. Interest accrues at an annual rate of 7.16%.

Capital Lease Obligations and Other — The Company owes $5.8 million related to capital leases. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net Income	$28,441	$19,882	$77,655	$55,963

Weighted average common shares outstanding	43,168	41,099	43,004	38,272
Assumed exercise/vesting of equity awards (1)	553	903	668	987

Weighted average diluted common shares outstanding	43,721	42,002	43,672	39,259

Net earnings per basic share	$0.66	$0.48	$1.81	$1.46
Net earnings per diluted share	$0.65	$0.47	$1.78	$1.43

(1)	Incremental shares from equity awards are computed by the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.7 million for the three and nine months ended September 30, 2015, respectively, and 0.4 million for the three and nine months ended September 30, 2014, respectively.

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

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 12.3 million, of which approximately 3.8 million remain available as of September 30, 2015.

Income before income taxes for the three and nine month periods ended September 30, 2015 includes share-based compensation expense of $5.0 million and $15.5 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2014 was $7.4 million and $17.1 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.7 million and $5.4 million for the three and nine months ended September 30, 2015, respectively, and $2.7 million and $6.1 million for the three and nine month periods ended September 30, 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2015. Stock options generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In thousands)
Outstanding, December 31, 2014	1,858	42	$49.53	5.7	$68,396
Granted	399	—	$76.43
Forfeited	(66)	—	$76.04
Exercised	(257)	(7)	$28.41

Outstanding, September 30, 2015	1,934	35	$56.92	6.4	$41,809

Vested/expected to vest, at September 30, 2015	1,879	35	$56.34	6.3	$41,721

Exercisable, September 30, 2015	1,244	35	$46.54	4.9	$40,188

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Compensation expense	$1.7	$1.5	$4.9	$3.8
Intrinsic value of stock options exercised	$1.0	$11.9	$14.4	$33.5
Tax benefit recognized from stock option exercises	$0.4	$4.6	$5.5	$12.9

Compensation costs related to unvested options totaled $12.3 million at September 30, 2015 and will be recognized over the remaining vesting period of the grants, which averages 2.2 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2015 include the following: expected volatility of 25.07%, expected term of six years, risk free rate of 1.98% and no dividends. The weighted average grant date fair value of awards granted during 2015 was $22.00.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until their departure from the Board of Directors, or a specified date. As of September 30, 2015, 95 thousand director restricted stock units have been earned and deferred.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2015.

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2014	392	$71.97	101	$49.71
Granted	172	$76.65	16	$76.30
Vested	(174)	$67.42	(6)	$68.58
Forfeited	(63)	$76.17	—	$—

Outstanding, at September 30, 2015	327	$76.07	111	$52.60

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Compensation expense	$2.8	$3.2	$8.9	$8.4
Fair value of vested restricted stock units	$0.9	$0.3	$13.9	$11.6
Tax benefit recognized from vested restricted stock units	$0.3	$0.2	$4.8	$4.3

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to restricted stock units are approximately $19.4 million as of September 30, 2015, and will be recognized on a weighted average basis, over the next 2.1 years. The grant date fair value of the awards granted in 2015 is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. During the nine months ended September 30, 2015, based on achievement of operating performance measures, 93,505 performance units were converted into 66,674 shares of stock, an average conversion ratio of 0.71 shares for each performance unit. The following table summarizes the performance unit activity during the nine months ended September 30, 2015:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2014	269	$68.76
Granted	105	$76.30
Vested	(67)	$60.88
Forfeited	(34)	$64.52

Unvested, at September 30, 2015	273	$74.14

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Compensation expense	$0.5	$2.7	$1.7	$4.9
Fair value of vested performance units	$0.6	$—	$5.1	$0.4
Tax benefit recognized from performance units vested	$0.2	$—	$1.9	$0.2

Future compensation costs related to the performance units are estimated to be approximately $5.2 million as of September 30, 2015, and are expected to be recognized over the next 1.5 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In thousands)
Balance at December 31, 2014	$(51,326)	$(13,005)	$(64,331)
Other comprehensive loss	(40,533)	—	(40,533)
Reclassifications from accumulated other comprehensive loss	—	767	767

Other comprehensive (loss) income	(40,533)	767	(39,766)

Balance at September 30, 2015	$(91,859)	$(12,238)	$(104,097)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In thousands)
Balance at December 31, 2013	$(24,689)	$(7,074)	$(31,763)
Other comprehensive loss	(15,270)	—	(15,270)
Reclassifications from accumulated other comprehensive loss	—	309	309

Other comprehensive (loss) income	(15,270)	309	(14,961)

Balance at September 30, 2014	$(39,959)	$(6,765)	$(46,724)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $474 thousand and $194 thousand for the nine months ended September 30, 2015 and 2014, respectively. The reclassification is included in the computation of net periodic pension cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Condensed Consolidated Statements of Income lines impacted by reclassifications out of Accumulated Other Comprehensive Loss are outlined below:

					Affected line in
	Reclassifications from Accumulated				The Condensed Consolidated
	Other Comprehensive Loss				Statements of Income
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$36	$35	$109	$109	(a)
Unrecognized net loss	378	132	1,132	394	(a)

Total before tax	414	167	1,241	503
Income taxes	158	64	474	194	Income taxes

Net of tax	$256	$103	$767	$309

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost, and are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

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

Components of net periodic pension expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$621	$545	$1,864	$1,635
Interest cost	713	693	2,138	2,078
Expected return on plan assets	(765)	(797)	(2,295)	(2,393)
Amortization of prior service costs	53	51	157	158
Amortization of unrecognized net loss	365	127	1,095	379

Net periodic pension cost	$987	$619	$2,959	$1,857

The Company contributed $2.0 million to the pension plans in the first nine months of 2015. The Company does not expect to make additional contributions to the plans in 2015.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Service cost	$5	$5	$15	$15
Interest cost	38	39	113	117
Amortization of prior service costs	(17)	(16)	(49)	(49)
Amortization of unrecognized net loss	13	5	38	15

Net periodic postretirement cost	$39	$33	$117	$98

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2015.

Net periodic pension costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

15. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three and nine months ended September 30, 2015 and 2014, which consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Restructuring	$154	$170	$504	$1,408

Total other operating expense, net	$154	$170	$504	$1,408

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Interest paid	$36,601	$37,427
Income taxes paid	$35,064	$39,508
Accrued purchase of property and equipment	$3,971	$2,528
Accrued other intangible assets	$1,569	$1,421

Non-cash financing activities for the nine months ended September 30, 2015 and 2014 include the gross issuance of 264,490 shares and 142,860 shares, respectively, of restricted stock units and performance units. A portion of these shares were withheld to satisfy minimum statutory tax withholding requirements and are included as a financing cash outflow. Income taxes paid in the first nine months of 2015 were lower than the first nine months of 2014 due to the availability of federal and state overpayments carried forward from the 2014 tax year and applied to the Company’s 2015 tax liabilities.

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

Due to the Company’s operations in Canada, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2015, the Company had $7.6 million of U.S. dollar foreign currency contracts outstanding, expiring in October of this year. As of September 30, 2014, the Company did not have any foreign currency contracts outstanding.

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

The Company’s diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of September 30, 2015, the Company had outstanding contracts for the purchase of 71,085 megawatts of electricity, expiring throughout 2015 and 2016; 1.8 million pounds of plastics, expiring throughout 2015; 4.5 million gallons of diesel, expiring throughout 2015 and early 2016; 2.4 million dekatherms of natural gas, expiring throughout 2016; and 1.5 million pounds of coffee, expiring throughout 2016.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheet:

		Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014
		(In thousands)
Asset Derivative:
Foreign currency contracts	Prepaid expenses and other current assets	$106	$—

		$106	$—

Liability Derivative:
Commodity contracts	Accounts payable and accrued expenses	$2,837	$3,044

		$2,837	$3,044

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended		Nine Months Ended
	Location of (Loss) Gain	September 30,		September 30,
	Recognized in Income	2015	2014	2015	2014
		(In thousands)		(In thousands)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other expense (income), net	$(834)	$(77)	$207	$93
Foreign currency contracts	Other expense (income), net	(1,183)	194	171	—

Total unrealized gain (loss)		(2,017)	117	378	93
Realized (loss) gain
Commodity contracts	Selling and distribution	(1,508)	—	(3,268)	—
Foreign currency contracts	Cost of Sales	681	—	1,142	—

Total realized loss		(827)	—	(2,126)	—

Total (loss) gain		$(2,844)	$117	$(1,748)	$93

19. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving Credit Facility	$(428,000)	$(428,234)	$(554,000)	$(559,085)	2
Term Loan	$(296,250)	$(296,939)	$(298,500)	$(315,070)	2
Acquisition Term Loan	$(192,500)	$(192,698)	$(197,500)	$(202,716)	2
2022 Notes	$(400,000)	$(384,000)	$(400,000)	$(406,000)	2

Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(2,837)	$(2,837)	$(3,044)	$(3,044)	2
Foreign currency contracts	$106	$106	$—	$—	2
Investments	$8,032	$8,032	$9,148	$9,148	1

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$597,775	$592,359	$1,768,938	$1,489,014
Food Away From Home	94,601	98,673	280,726	284,633
Industrial and Export	106,262	104,694	291,327	268,942

Total	$798,638	$795,726	$2,340,991	$2,042,589

Direct operating income:
North American Retail Grocery	$83,864	$82,404	$242,220	$230,901
Food Away From Home	12,892	12,293	39,454	33,837
Industrial and Export	16,108	16,713	51,727	45,546

Total	112,864	111,410	333,401	310,284
Unallocated selling and distribution expenses	(1,431)	(2,213)	(6,552)	(7,115)
Unallocated costs of sales (1)	2,377	1,760	2,174	(1,155)
Unallocated corporate expense	(51,582)	(62,992)	(165,578)	(159,174)

Operating income	62,228	47,965	163,445	142,840
Other expense	(21,953)	(17,170)	(49,582)	(58,262)

Income before income taxes	$40,275	$30,795	$113,863	$84,578

(1)	Includes charges related to restructurings and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 11.8% and 12.8% of total consolidated net sales in the nine months ended September 30, 2015 and 2014, respectively, with 10.7% and 11.8% of total consolidated net sales going to Canada, respectively. The Company held 8.3% and 10.0% of its property, plant, and equipment outside of the United States as of September 30, 2015 and 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers — Wal-Mart Stores, Inc. and affiliates accounted for approximately 20.8% and 18.3% of consolidated net sales in the nine months ended September 30, 2015 and 2014, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Products:
Snacks	$172,581	$118,026	$484,461	$118,026
Beverages	101,622	124,004	305,292	365,886
Salad dressings	85,757	89,471	270,101	278,897
Soup and infant feeding	94,807	103,551	253,129	212,064
Beverage enhancers	80,028	85,548	244,557	256,551
Pickles	85,544	74,958	243,013	231,733
Mexican and other sauces	52,908	62,591	170,134	189,170
Cereals	37,253	40,055	114,540	120,348
Dry dinners	31,077	36,121	94,012	103,438
Aseptic products	26,600	27,313	80,570	74,908
Other products	17,096	19,911	43,595	50,691
Jams	13,365	14,177	37,587	40,877

Total net sales	$798,638	$795,726	$2,340,991	$2,042,589

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

As of September 30, 2015, the Company’s 2022 Notes are guaranteed, fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2015 and 2014, and for the three and nine months ended September 30, 2015, and 2014. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

September 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$22,883	$—	$22,883
Investments	—	—	8,032	—	8,032
Accounts receivable, net	—	191,323	22,308	—	213,631
Inventories, net	—	527,543	119,542	—	647,085
Deferred income taxes	6,019	14,677	7,948	—	28,644
Prepaid expenses and other current assets	18,140	9,105	14,458	(4,857)	36,846

Total current assets	24,159	742,648	195,171	(4,857)	957,121
Property, plant, and equipment, net	27,135	425,670	90,754	—	543,559
Goodwill	—	1,470,715	183,423	—	1,654,138
Investment in subsidiaries	2,360,279	492,098	—	(2,852,377)	—
Intercompany accounts receivable (payable), net	709,369	(676,847)	(32,522)	—	—
Deferred income taxes	10,166	—	—	(10,166)	—
Intangible and other assets, net	54,261	480,631	154,012	—	688,904

Total assets	$3,185,369	$2,934,915	$590,838	$(2,867,400)	$3,843,722

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$41,132	$236,135	$41,480	$(4,857)	$313,890
Current portion of long-term debt	13,000	1,391	2,169	—	16,560

Total current liabilities	54,132	237,526	43,649	(4,857)	330,450
Long-term debt	1,303,750	1,070	2,442	—	1,307,262
Deferred income taxes	—	290,985	38,836	(10,166)	319,655
Other long-term liabilities	8,613	45,055	13,813	—	67,481
Stockholders’ equity	1,818,874	2,360,279	492,098	(2,852,377)	1,818,874

Total liabilities and stockholders’ equity	$3,185,369	$2,934,915	$590,838	$(2,867,400)	$3,843,722

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$749,236	$159,642	$(110,240)	$798,638
Cost of sales	—	605,647	144,534	(110,240)	639,941

Gross profit	—	143,589	15,108	—	158,697
Selling, general and administrative expense	15,418	58,265	7,739	—	81,422
Amortization	2,070	9,821	3,002	—	14,893
Other operating income, net	—	154	—	—	154

Operating (loss) income	(17,488)	75,349	4,367	—	62,228
Interest expense	10,376	(253)	2,197	(1,406)	10,914
Interest income	(16)	(1,406)	(249)	1,406	(265)
Other expense (income), net	(5)	9,052	2,257	—	11,304

(Loss) income before income taxes	(27,843)	67,956	162	—	40,275
Income taxes (benefit)	(10,576)	22,494	(84)	—	11,834
Equity in net income (loss) of subsidiaries	45,708	246	—	(45,954)	—

Net income (loss)	$28,441	$45,708	$246	$(45,954)	$28,441

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$681,105	$177,660	$(63,039)	$795,726
Cost of sales	—	545,607	154,570	(63,039)	637,138

Gross profit	—	135,498	23,090	—	158,588
Selling, general, and administrative expense	18,030	62,979	14,486	—	95,495
Amortization	1,864	9,445	3,649	—	14,958
Other operating expense	—	135	35	—	170

Operating (loss) income	(19,894)	62,939	4,920	—	47,965
Interest expense	10,067	1	(5,981)	6,015	10,102
Interest income	(2)	6,015	(111)	(6,015)	(113)
Loss on extinguishment of debt	75	—	—	—	75
Other (income) expense, net	(2)	3,860	3,248	—	7,106

(Loss) income before income taxes	(30,032)	53,063	7,764	—	30,795
Income taxes (benefit)	(11,604)	21,360	1,157	—	10,913
Equity in net income (loss) of subsidiaries	38,310	6,607	—	(44,917)	—

Net income (loss)	$19,882	$38,310	$6,607	$(44,917)	$19,882

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Nine Months Ended September 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,154,242	$443,546	$(256,797)	$2,340,991
Cost of sales	—	1,735,106	400,177	(256,797)	1,878,486

Gross profit	—	419,136	43,369	—	462,505
Selling, general and administrative expense	48,459	175,622	28,703	—	252,784
Amortization	5,941	30,035	9,796	—	45,772
Other operating expense, net	—	504	—	—	504

Operating (loss) income	(54,400)	212,975	4,870	—	163,445
Interest expense	32,806	37	5,457	(4,322)	33,978
Interest income	(1,447)	(4,322)	(781)	4,322	(2,228)
Other expense (income), net	(7)	14,900	2,939	—	17,832

(Loss) income before income taxes	(85,752)	202,360	(2,745)	—	113,863
Income taxes (benefit)	(32,689)	69,946	(1,049)	—	36,208
Equity in net income (loss) of subsidiaries	130,718	(1,696)	—	(129,022)	—

Net income (loss)	$77,655	$130,718	$(1,696)	$(129,022)	$77,655

Condensed Supplemental Consolidating Statement of Income

Nine Months Ended September 30, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,754,153	$460,846	$(172,410)	$2,042,589
Cost of sales	—	1,388,887	398,856	(172,410)	1,615,333

Gross profit	—	365,266	61,990	—	427,256
Selling, general and administrative expense	49,422	159,707	38,355	—	247,484
Amortization	4,787	21,173	9,564	—	35,524
Other operating expense, net	—	1,352	56	—	1,408

Operating (loss) income	(54,209)	183,034	14,015	—	142,840
Interest expense	29,532	386	2,319	(2,261)	29,976
Interest income	(2)	(2,289)	(664)	2,261	(694)
Loss on extinguishment of debt	22,019	—	—	—	22,019
Other expense (income), net	7	3,145	3,809	—	6,961

(Loss) income before income taxes	(105,765)	181,792	8,551	—	84,578
Income taxes (benefit)	(41,537)	68,649	1,503	—	28,615
Equity in net income (loss) of subsidiaries	120,191	7,048	—	(127,239)	—

Net income (loss)	$55,963	$120,191	$7,048	$(127,239)	$55,963

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$28,441	$45,708	$246	$(45,954)	$28,441

Other comprehensive income:
Foreign currency translation adjustments	—	—	(20,216)	—	(20,216)
Pension and postretirement reclassification adjustment, net of tax	—	256	—	—	256

Other comprehensive income	—	256	(20,216)	—	(19,960)
Equity in other comprehensive income (loss) of subsidiaries	(19,960)	(20,216)	—	40,176	—

Comprehensive income (loss)	$8,481	$25,748	$(19,970)	$(5,778)	$8,481

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$19,882	$38,310	$6,607	$(44,917)	$19,882

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(6,255)	(8,014)	—	(14,269)
Pension and postretirement reclassification adjustment, net of tax	—	103	—	—	103

Other comprehensive (loss)	—	(6,152)	(8,014)	—	(14,166)
Equity in other comprehensive (loss) income of subsidiaries	(14,166)	(8,014)	—	22,180	—

Comprehensive income (loss)	$5,716	$24,144	$(1,407)	$(22,737)	$5,716

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$77,655	$130,718	$(1,696)	$(129,022)	$77,655

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(40,533)	—	(40,533)
Pension and postretirement reclassification adjustment, net of tax	—	767	—	—	767

Other comprehensive (loss) income	—	767	(40,533)	—	(39,766)
Equity in other comprehensive (loss) income of subsidiaries	(39,766)	(40,533)	—	80,299	—

Comprehensive income (loss)	$37,889	$90,952	$(42,229)	$(48,723)	$37,889

Condensed Supplemental Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$55,963	$120,191	$7,048	$(127,239)	$55,963

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(6,693)	(8,577)	—	(15,270)
Pension and postretirement reclassification adjustment, net of tax	—	309	—	—	309

Other comprehensive (loss)	—	(6,384)	(8,577)	—	(14,961)
Equity in other comprehensive (loss) income of subsidiaries	(14,961)	(8,577)	—	23,538	—

Comprehensive income (loss)	$41,002	$105,230	$(1,529)	$(103,701)	$41,002

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$82,140	$224,763	$(9,458)	$(128,255)	$169,190
Cash flows from investing activities:
Additions to property, plant, and equipment	(286)	(47,341)	(9,561)	—	(57,188)
Additions to other intangible assets	(8,605)	(932)	(126)	—	(9,663)
Intercompany transfer	(42,985)	(78,959)	1,046	120,898	—
Proceeds from sale of fixed assets	—	155	123	—	278
Purchase of investments	—	—	(572)	—	(572)

Net cash (used in) provided by investing activities	(51,876)	(127,077)	(9,090)	120,898	(67,145)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	131,100	—	—	—	131,100
Payments under Revolving Credit Facility	(257,100)	—	—	—	(257,100)
Payments on capitalized lease obligations and other debt	—	(1,161)	(1,511)	—	(2,672)
Payments on Term Loan and Acquisition Term Loan	(7,250)	—	—	—	(7,250)
Intercompany transfer	78,055	(96,527)	11,115	7,357	—
Net receipts related to stock-based award activities	1,221	—	—	—	1,221
Excess tax benefits from stock-based compensation	5,004	—	—	—	5,004

Net cash provided by (used in) financing activities	(48,970)	(97,688)	9,604	7,357	(129,697)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,446)	—	(1,446)

(Decrease) increase in cash and cash equivalents	(18,706)	(2)	(10,390)	—	(29,098)
Cash and cash equivalents, beginning of period	18,706	2	33,273	—	51,981

Cash and cash equivalents, end of period	$—	$—	$22,883	$—	$22,883

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$102,883	$82,581	$18,736	$(127,239)	$76,961
Cash flows from investing activities:
Additions to property, plant, and equipment	(16,087)	(37,812)	(11,493)	—	(65,392)
Additions to other intangible assets	(7,673)	(165)	—	—	(7,838)
Intercompany transfer	(1,236,314)	305,163	—	931,151	—
Acquisitions, less cash acquired	—	(1,042,785)	41,837	—	(1,000,948)
Proceeds from sale of fixed assets	—	57	481	—	538
Purchase of investments	—	—	(471)	—	(471)
Proceeds from sale of investments	—	—	63	—	63
Other	—	525	—	—	525

Net cash used in (provided by) investing activities	(1,260,074)	(775,017)	30,417	931,151	(1,073,523)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	854,400	—	—	—	854,400
Payments under Revolving Credit Facility	(735,400)	—	—	—	(735,400)
Proceeds from issuance of Term Loan and Acquisition Term Loan	500,000	—	—	—	500,000
Payments on Term Loan and Acquisition Term Loan	(2,000)	—	—	—	(2,000)
Proceeds from issuance of 2022 Notes	400,000	—	—	—	400,000
Payments on 2018 Notes	(400,000)	—	—	—	(400,000)
Payments on capitalized lease obligations and other debt	—	(1,189)	(691)	—	(1,880)
Payments of deferred financing costs	(13,712)	—	—	—	(13,712)
Payment of debt premium for extinguishment of debt	(16,693)	—	—	—	(16,693)
Intercompany transfer	159,856	696,708	(49,451)	(807,113)	—
Proceeds from issuance of stock	358,364	—	—	—	358,364
Net receipts related to stock-based award activities	17,193	—	—	—	17,193

Excess tax benefits from stock-based compensation	11,915	—	—	—	11,915
Net cash provided by (used in) financing activities	1,133,923	695,519	(50,142)	(807,113)	972,187

Effect of exchange rate changes on cash and cash equivalents	—	—	71	—	71
(Decrease) increase in cash and cash equivalents	(23,268)	3,083	(918)	(3,201)	(24,304)

Cash and cash equivalents, beginning of period	23,268	43	23,164	—	46,475

Cash and cash equivalents, end of period	$—	$3,126	$22,246	$(3,201)	$22,171

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. SUBSEQUENT EVENTS

On November 2, 2015, the Company announced it had entered into a definitive agreement to acquire the private brands business of ConAgra Foods. Private brands is a leading manufacturer of private label refrigerated and shelf stable products in the bars, bakery, cereal, condiments, pasta, and snacks categories. The Company agreed to pay $2.7 billion in cash for the business, subject to adjustments for working capital. In connection with the acquisition, the Company expects to incur approximately $100 million of transaction related expenses. The acquisition is expected to close in the first quarter of 2016 and significantly expand its existing product offerings and manufacturing footprint. The acquisition will be accounted for under the acquisition method of accounting and is expected to be funded through a combination of $1.8 billion in new debt and approximately $1.0 billion from the issuance of TreeHouse common stock. Also on November 2, 2015, and in connection with the acquisition, the Company amended its existing Credit Facility to grant security and allow for an increase in the maximum leverage ratio. The amendment will be effective when the acquisition closes. No other material changes are anticipated.

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and nine months ended September 30, 2015 and September 30, 2014. Also discussed is our financial position as of the end of those periods. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

From a macroeconomic perspective, the economy in the United States continues to show variability, leading the Federal Reserve to continue its delay of raising interest rates until a more positive economic outlook is expected. Additionally, recent data shows that spending on food continues to decline as a percentage of total expenditures. These facts have resulted in weak performance in many sectors of the economy, including food and beverage, during the third quarter of 2015, with volume declines affecting many food and beverage industry participants, with private label products experiencing higher volume losses as compared to branded products.

While general volume growth appears to be limited in the short term, and many of the product categories the Company participates in are showing volume declines, certain retail sectors are experiencing growth as consumers continue to snack and seek out “healthy” and “better for you” foods. “Healthy” and “better for you” foods include items such as fresh or freshly prepared foods, natural, organic, or specialty foods, most of which are located in the perimeter of the store. Recent data also shows that consumers are moving away from national brand equivalents to either premium or opening price point products. This trend impacts many food processors as they look to meet consumer demand. In an effort to respond to shifting consumer demand, the Company offers an increasing variety of snacks and natural and organic products. In addition to these retail growth areas, the food away from home sector appears to be showing positive momentum, as same store sales appears to be improving.

During the third quarter of 2015, net sales increased approximately 0.4% when compared to the same period last year, as recent acquisitions offset the impact of reduced volume/mix, unfavorable foreign exchange, and lower pricing. Overall, the Company’s volume/mix decreased 4.3% in the third quarter of 2015 versus the same quarter of the prior year. Volume/mix in North American Retail Grocery and Food Away From Home decreased 6.5% and 2.9%, respectively, while volume/mix in Industrial and Export increased 7.2% in the quarter. The Company’s lower third quarter volumes are across all categories and are reflective of the overall decrease experienced in the private label industry in the past quarter. The Company believes lower volumes are due to competitive pressures, as well as an overall industry stagnation.

Total direct operating income, the measure of our segment profitability, increased in the third quarter of 2015 by approximately 1.3% over the same period last year, primarily from acquisitions. Despite a slight increase in total dollars, direct operating income as a percentage of net sales was flat, resulting from a higher mix of lower margin sales from recent acquisitions. Also negatively impacting profitability are a shift in legacy sales mix, reduced pricing (primarily in our single serve hot beverage products), and unfavorable foreign exchange. These offset favorability provided by efficiencies and cost reductions.

The overarching themes in the third quarter of 2015 impacting each of our segments are: (1) the Company’s beverages products (predominately in the North American Retail Grocery segment) struggled to meet Company expectations due to increased competition and lower than expected industry growth, (2) the Company’s legacy products (excluding the beverages products) increased relative profitability, despite lower tonnage, and (3) continued unfavorable foreign exchange rates reduced topline sales and profitability.

As compared to the third quarter last year, the Company’s sales mix shifted, and higher margin products like single serve hot beverages represent a lower percentage of total net sales. Lower sales and profitability of single serve hot beverages is a result of competitive pressures that the Company expects to continue throughout this year. While confronting the challenges in single serve hot beverages, the Company has continued to focus on simplification and other improvements, resulting in higher relative profits on other legacy products, as compared to the same period last year.

During the third quarter of 2015, the average Canadian dollar exchange rate was approximately 17% weaker than the same period last year, impacting both net sales and profitability. The Company estimates that net sales were negatively impacted by approximately 2%. To help mitigate further profitability erosion, the Company closely monitors the Canadian / U.S. dollar exchange rate and at times, enters into foreign currency contracts.

Recent Developments

On November 2, 2015, the Company announced it had entered into a definitive agreement to acquire the private brands business of ConAgra Foods. Private brands is a leading manufacturer of private label refrigerated and shelf stable products in the bars, bakery, cereal, condiments, pasta, and snacks categories. The Company agreed to pay $2.7 billion in cash for the business, subject to adjustments for working capital. In connection with the acquisition, the Company expects to incur approximately $100 million of transaction related expenses. The acquisition is expected to close in the first quarter of 2016 and significantly expand its existing product offerings and manufacturing footprint. The acquisition will be accounted for under the acquisition method of accounting and is expected to be funded through a combination of $1.8 billion in new debt and approximately $1.0 billion from the issuance of TreeHouse common stock. Also on November 2, 2015, and in connection with the acquisition, the Company amended its existing Credit Facility to grant security and allow for an increase in the maximum leverage ratio. The amendment will be effective when the acquisition closes. No other material changes are anticipated.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$798,638	100.0%	$795,726	100.0%	$2,340,991	100.0%	$2,042,589	100.0%
Cost of sales	639,941	80.1	637,138	80.1	1,878,486	80.2	1,615,333	79.1

Gross profit	158,697	19.9	158,588	19.9	462,505	19.8	427,256	20.9
Operating expenses:
Selling and distribution	44,887	5.6	47,631	6.0	133,482	5.7	125,242	6.1
General and administrative	36,535	4.6	47,864	6.0	119,302	5.1	122,242	6.0
Other operating expense, net	154	—	170	—	504	—	1,408	0.1
Amortization expense	14,893	1.9	14,958	1.9	45,772	2.0	35,524	1.7

Total operating expenses	96,469	12.1	110,623	13.9	299,060	12.8	284,416	13.9

Operating income	62,228	7.8	47,965	6.0	163,445	7.0	142,840	7.0
Other expenses (income):
Interest expense	10,914	1.4	10,102	1.2	33,978	1.5	29,976	1.5
Interest income	(265)	—	(113)	—	(2,228)	(0.1)	(694)	—
Loss on foreign currency exchange	9,226	1.1	8,004	1.0	18,226	0.8	6,856	0.3
Loss on extinguishment of debt	—	—	75	—	—	—	22,019	1.1
Other expense (income), net	2,078	0.2	(898)	(0.1)	(394)	—	105	—

Total other expense	21,953	2.7	17,170	2.1	49,582	2.2	58,262	2.9

Income before income taxes	40,275	5.1	30,795	3.9	113,863	4.8	84,578	4.1
Income taxes	11,834	1.5	10,913	1.4	36,208	1.5	28,615	1.4

Net income	$28,441	3.6%	$19,882	2.5%	$77,655	3.3%	$55,963	2.7%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Sales — Third quarter net sales increased slightly to $798.6 million in 2015 compared to $795.7 million in the third quarter of 2014. The increase is due to sales from the 2014 acquisition of Flagstone, partially offset by unfavorable volume/mix, foreign exchange, and lower pricing. Without the addition of sales from acquisitions, net sales in the quarter would have been lower than the same period last year, due to a combination of factors including: lower tonnage resulting from increased competition, primarily in our beverages category; general economic conditions where consumers are spending less on food; and shifting consumer tastes. Net sales by segment are shown in the following table:

	Three Months Ended September 30,
			$ Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$597,775	$592,359	$5,416	0.9%
Food Away From Home	94,601	98,673	(4,072)	(4.1)
Industrial and Export	106,262	104,694	1,568	1.5

Total	$798,638	$795,726	$2,912	0.4%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales in the third quarter of 2015 were flat compared to 2014. In 2014, cost of sales included $9.6 million of acquisition and integration related costs, while 2015 had insignificant acquisition and integration related costs. After considering these items, cost of sales as a percentage of net sales increased approximately 1.2% year-over-year, due to the inclusion of lower margin business from recent acquisitions, a shift in sales mix, increased competition (primarily in single serve beverages), the impact of unfavorable foreign exchange, and reduced pricing. These items more than offset gains from operational efficiencies and favorable input costs.

Operating Expenses — Total operating expenses were $96.5 million in the third quarter of 2015, compared to $110.6 million in 2014. The decrease in operating expenses in 2015 resulted from the following:

Selling and distribution expenses decreased $2.7 million, or 5.8% in the third quarter of 2015, compared to 2014, resulting from reduced sales volume, lower incentive compensation, and other cost reductions in the quarter.

General and administrative expenses decreased by $11.3 million in the third quarter of 2015, compared to 2014. Included in general and administrative costs are approximately $3.0 million of acquisition and integration costs in 2015 and approximately $8.9 million in 2014. In addition, the Company experienced lower incentive compensation and other cost reductions.

Other operating expense was $0.2 million in 2015 and 2014.

Amortization expense decreased slightly to $14.9 million in the third quarter of 2015, compared to $15.0 million in 2014, as the impact of a full quarter of amortization in 2015 from the Flagstone acquisition was offset by other intangible assets being fully amortized.

Interest Expense — Interest expense increased to $10.9 million in the third quarter of 2015, compared to $10.1 million in 2014, due to an increase in interest rates.

Interest Income – Interest income of $0.3 million relates to interest earned on the cash held by our Canadian subsidiaries and gains on investments discussed in Note 4.

Foreign Currency — The Company’s foreign currency impact was a $9.2 million loss for the third quarter of 2015, compared to a loss of $8.0 million in 2014, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Loss on Extinguishment of Debt — The Company incurred a loss on extinguishment of debt of $0.1 million in the third quarter of 2014, related to the extinguishment of the 2018 Notes. There was no loss on extinguishment of debt in the third quarter of 2015.

Other Expense (Income), net — Other expense was $2.1 million for the third quarter of 2015, compared to income of $0.9 million in 2014. The change is primarily due to the non-cash mark-to-market adjustments on derivative instruments.

Income Taxes — Income tax expense was recorded at an effective rate of 29.4 % in the third quarter of 2015 compared to 35.4% in the prior year’s third quarter. The decrease in the effective tax rate for the three months ended September 30, 2015 as compared to 2014 is largely attributable to acquisition related expenses incurred in the third quarter of 2014 that were not deductible for tax purposes and a decrease in state tax expense.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 — Results by Segment

North American Retail Grocery —

	Three Months Ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$597,775	100.0%	$592,359	100.0%
Cost of sales	480,608	80.4	474,846	80.1

Gross profit	117,167	19.6	117,513	19.9
Freight out and commissions	23,250	3.9	24,637	4.2
Direct selling and marketing	10,053	1.7	10,472	1.8

Direct operating income	$83,864	14.0%	$82,404	13.9%

Net sales in the North American Retail Grocery segment increased by $5.4 million, or 0.9%, in the third quarter of 2015 compared to 2014. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$592,359
Volume/mix	(38,538)	(6.5)%
Pricing	(97)	—
Acquisitions	59,009	9.9
Foreign currency	(14,958)	(2.5)

2015 Net sales	$597,775	0.9%

The increase in net sales from 2014 to 2015 resulted from acquisitions, partially offset by unfavorable volume/mix and foreign exchange. During the third quarter of 2015, the Company experienced lower volumes in the majority of its categories, resulting in a negative volume/mix. The Company’s negative volume/mix is directionally consistent with recent private label industry trends, but is higher due to competitive pressures (primarily in single serve hot beverages).

Cost of sales increased $5.8 million in the third quarter of 2015, compared to the third quarter of 2014. Included in cost of sales for the third quarter of 2014 are acquisition and integration costs of approximately $8.8 million, which were insignificant in 2015. After considering the acquisition and integration costs from 2014, cost of goods sold as a percentage of net sales would have increased approximately 1.7%, reflecting a shift in sales mix to lower margin products and reduced profitability associated with single serve beverages as compared to the same period last year. Higher costs are also a result of reduced profitability associated with unfavorable foreign exchange. These items more than offset operational efficiencies and favorable input costs.

Freight out and commissions paid to independent sales brokers were $23.3 million in the third quarter of 2015, compared to $24.6 million in 2014, a decrease of $1.4 million or 5.6%, reflecting lower volumes.

Direct selling and marketing expenses were $10.1 million in the third quarter of 2015 and $10.5 million in 2014. The decrease in direct selling and marketing expenses was primarily due to the Company’s continuing efforts to control costs.

Food Away From Home —

	Three Months Ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$94,601	100.0%	$98,673	100.0%
Cost of sales	75,791	80.1	80,290	81.4

Gross profit	18,810	19.9	18,383	18.6
Freight out and commissions	3,844	4.1	3,879	3.9
Direct selling and marketing	2,074	2.2	2,211	2.2

Direct operating income	$12,892	13.6%	$12,293	12.5%

Net sales in the Food Away From Home segment decreased by 4.1 million, or 4.1%, in the third quarter of 2015 compared to 2014. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$98,673
Volume/mix	(2,839)	(2.9)%
Pricing	412	0.4
Acquisitions	—	—
Foreign currency	(1,645)	(1.6)

2015 Net sales	$94,601	(4.1)%

The decrease in net sales from 2014 to 2015 resulted from lower volume/mix and the impact of foreign exchange. Volume increases in Mexican and pasta sauces and soup in the third quarter of 2015 as compared to the same period last year were more than offset by lower volumes in most other categories, reflecting increased competition.

Cost of sales as a percentage of net sales decreased to 80.1% in the third quarter of 2015, from 81.4% in 2014. Contributing to the decrease were favorable input costs.

Freight out and commissions were $3.8 million in the third quarter of 2015, compared to $3.9 million in 2014, primarily due to lower overall volumes.

Direct selling and marketing was $2.1 million in the third quarter of 2015, compared to $2.2 million in 2014, decreasing slightly as the Company continues to control costs.

Industrial and Export —

	Three Months Ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$106,262	100.0%	$104,694	100.0%
Cost of sales	85,919	80.8	83,762	80.0

Gross profit	20,343	19.2	20,932	20.0
Freight out and commissions	3,620	3.4	3,721	3.5
Direct selling and marketing	615	0.6	498	0.5

Direct operating income	$16,108	15.2%	$16,713	16.0%

Net sales in the Industrial and Export segment increased $1.6 million, or 1.5%, in the third quarter of 2015, compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$104,694
Volume/mix	7,494	7.2%
Pricing	(1,678)	(1.6)
Acquisitions	—	—
Foreign currency	(4,248)	(4.1)

2015 Net sales	$106,262	1.5%

Net sales increased during the third quarter of 2015 compared to 2014 as favorable volume/mix was partially offset by unfavorable pricing and foreign exchange. During the quarter, the Company experienced higher sales volumes of pickles and infant feeding products, while beverages (primarily single serve hot beverages) and soup volumes were lower.

Cost of sales as a percentage of net sales increased from 80.0% in the third quarter of 2014, to 80.8% in 2015. Included in the third quarter of 2014 cost of sales were $0.4 million of acquisition and integration costs, while there were none in 2015. After considering the 2014 acquisition and integration costs, cost of sales as a percentage of net sales increased by 1.2%. A shift in legacy sales mix contributed to the increase, as sales of lower margin products were higher in the third quarter of 2015 compared with the same period last year, resulting from competitive pressures, primarily in single serve hot beverages.

Freight out and commissions paid to independent sales brokers were $3.6 million in the third quarter of 2015 and $3.7 million in 2014.

Direct selling and marketing was $0.6 million in the third quarter of 2015 and $0.5 million in 2014, a slight increase from prior year.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Sales — Net sales increased 14.6% to $2,341.0 million in the first nine months of 2015, compared to $2,042.6 million in the first nine months of 2014. The increase is primarily driven by acquisitions, offset by decreases in volume/mix and unfavorable foreign exchange. Without the addition of sales from acquisitions, net sales in the period would have been lower than the same period last year, due to a combination of factors including: increased competition, primarily in our beverages category; general economic conditions where consumers are spending less on food; and shifting consumer tastes (away from national brands equivalents to premium and “better for you” products). Net sales by segment are shown in the following table:

	Nine Months Ended September 30,
			$ Increase/	%
	2015	2014	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$1,768,938	$1,489,014	$279,924	18.8%
Food Away From Home	280,726	284,633	(3,907)	(1.4)%
Industrial and Export	291,327	268,942	22,385	8.3%

Total	$2,340,991	$2,042,589	$298,402	14.6%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 80.2% in the first nine months of 2015, compared to 79.1% in 2014. In 2014, cost of sales included $15.3 million of acquisition and integration related costs, compared with $0.7 million in 2015. After adjusting for these items, cost of sales as a percentage of net sales was approximately 1.9% higher year-over-year, as lower margin business from recent acquisitions, a shift in legacy sales mix, unfavorable exchange rates, and reduced pricing offset operational efficiencies and favorable input costs.

Operating Expenses — Total operating expenses were $299.1 million during the first nine months of 2015, compared to $284.4 million in 2014. The increase in 2015 resulted from the following:

Selling and distribution expenses increased $8.2 million, or 6.6%, in the first nine months of 2015 compared to 2014. Higher on-going costs associated with acquisitions (approximately $20.2 million) were partially offset by reductions in incentive compensation and other costs.

General and administrative expenses decreased $2.9 million in the first nine months of 2015, as compared to 2014. Included in general and administrative costs are approximately $4.2 million and $17.2 million of acquisition and integration costs in 2015 and 2014, respectively. After considering the acquisition and integration costs, general and administrative costs increased $10.1 million, as incremental costs of $24.0 million associated with the 2014 acquisitions of Protenergy and Flagstone offset reduced incentive compensation and other costs.

Other operating expense was $0.5 million in the first nine months of 2015, compared to $1.4 million in the first nine months of 2014. The reduction was due to lower costs associated with restructurings, which are substantially complete.

Amortization expense increased $10.2 million in the first nine months of 2015, compared to the first nine months of 2014, primarily due to the amortization of intangible assets from acquisitions.

Interest Expense — Interest expense increased to $34.0 million in the first nine months of 2015, compared to $30.0 million in 2014, due to higher average interest rates and debt levels resulting from recent acquisitions.

Interest Income – Interest income of $2.2 million includes $1.4 million of interest income recorded in the first quarter related to annual patronage refunds pertaining to our Term Loan. The patronage refund represents our participation in the capital plan of our Term Loan lender and is an annual payment based on a percentage of our average daily loan balance. The remaining $0.8 million relates to interest earned on the cash held by our Canadian subsidiary and gains on investments as discussed in Note 4.

Foreign Currency – The Company’s foreign currency loss was $18.2 million in the first nine months of 2015, compared to $6.9 million in 2014, due to fluctuations in currency exchange rates between the U.S. and Canadian dollar.

Loss on Extinguishment of Debt — The Company incurred a loss on extinguishment of debt of $22.0 million in the first nine months of 2014, related to the extinguishment of the 2018 Notes. There were no extinguishments in the first nine months of 2015.

Other Expense (Income), Net — Other income was $0.4 million in the first nine months of 2015, compared to expense of $0.1 million in 2014. The change was primarily due to the non-cash mark-to-market adjustments on derivative instruments.

Income Taxes — Income tax expense was recorded at an effective rate of 31.8% in the first nine months of 2015, compared to 33.8% in 2014. The decrease in the effective tax rate for the nine months ended September 30, 2015 as compared to 2014 is largely attributable to acquisition related expenses incurred in the third quarter of 2014 that were not deductible for tax purposes and a decrease in state tax expense

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 — Results by Segment

North American Retail Grocery —

	Nine Months Ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,768,938	100.0%	$1,489,014	100.0%
Cost of sales	1,425,772	80.6	1,166,456	78.3

Gross profit	343,166	19.4	322,558	21.7
Freight out and commissions	69,393	3.9	61,724	4.2
Direct selling and marketing	31,553	1.8	29,933	2.0

Direct operating income	$242,220	13.7%	$230,901	15.5%

Net sales in the North American Retail Grocery segment increased by $279.9 million, or 18.8%, in the first nine months of 2015, compared to the first nine months of 2014. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$1,489,014
Volume/mix	(73,568)	(4.9)%
Pricing	(6,791)	(0.5)
Acquisition	393,275	26.4
Foreign currency	(32,992)	(2.2)

2015 Net sales	$1,768,938	18.8%

The increase in net sales from 2014 to 2015 was due to acquisitions that were partially offset by unfavorable volume/mix, foreign exchange, and lower pricing. During the first nine months of the year, the Company experienced volume gains in the soup category that were more than offset by decreases in the majority of other categories. The Company’s negative volume/mix is due to the impact of competitive pressures across all categories, but most pronounced in single serve hot beverages.

Cost of sales increased $259.3 million in the first nine months of 2015, compared to the first nine months of 2014, primarily due to acquisitions. Cost of sales as a percentage of net sales increased from 78.3% in the first nine months of 2014, to 80.6% in 2015, due to the lower margin sales from acquisitions, a shift in legacy sales mix, foreign exchange, and lower pricing, that more than offset the impact of favorable input costs. Included in cost of sales in 2014 were $11.6 million of acquisition and integration costs, while 2015 had insignificant acquisition and integration costs. The addition of Flagstone and Protenergy increased cost of sales as a percentage of net sales by approximately 0.8% in the current year.

Freight out and commissions paid to independent sales brokers were $69.4 million in the first nine months of 2015, compared to $61.7 million in 2014, an increase of $7.7 million, or 12.4%, due to acquisitions. The acquisition of Flagstone and Protenergy added $15.6 million of expense that was partially offset by lower costs in the legacy business due to lower volume and lower freight costs.

Direct selling and marketing expenses were $31.6 million in the first nine months of 2015, compared to $29.9 million in 2014. The increase is due to the Flagstone acquisition, and offset current period cost reductions. Despite the additional costs, total direct selling and marketing expenses as a percentage of net sales decreased slightly.

Food Away From Home —

	Nine Months Ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$280,726	100.0%	$284,633	100.0%
Cost of sales	224,280	79.9	233,361	82.0

Gross profit	56,446	20.1	51,272	18.0
Freight out and commissions	10,992	3.9	10,808	3.8
Direct selling and marketing	6,000	2.1	6,627	2.3

Direct operating income	$39,454	14.1%	$33,837	11.9%

Net sales in the Food Away From Home segment decreased by 3.9 million, or 1.4% in the first nine months of 2015 compared to the first nine months of 2014. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$284,633
Volume/mix	1,200	0.4%
Pricing	(1,396)	(0.5)
Acquisition	243	0.1
Foreign currency	(3,954)	(1.4)

2015 Net sales	$280,726	(1.4)%

Net sales during the first nine months of 2015 decreased compared to 2014, as marginal volume/mix increases were offset by unfavorable foreign exchange and lower pricing. Volume increases in the aseptic and dressings categories were offset by reductions in the Mexican and other sauces, beverages (primarily single serve hot beverages), and beverage enhancers categories.

Cost of sales as a percentage of net sales decreased from 82.0% in the first nine months of 2014, to 79.9% in 2015. Plant operating performance in the first half of 2014 was inefficient due, in part, to a temporary labor shortage, while operations in 2015 were in line with normal production performance. Partially offsetting the return to normalized operational performance levels were higher costs of sales of U.S. sourced raw materials for the Canadian operations.

Freight out and commissions paid to independent sales brokers were $11.0 million in the first nine months of 2015, compared to $10.8 million in 2014, consistent with increased volume/mix.

Direct selling and marketing expenses were $6.0 million in the first nine months of 2015, compared to $6.6 million in 2014, down slightly from prior year as the Company continues to control costs.

Industrial and Export —

	Nine Months Ended September 30,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$291,327	100.0%	$268,942	100.0%
Cost of sales	230,608	79.2	214,361	79.7

Gross profit	60,719	20.8	54,581	20.3
Freight out and commissions	7,311	2.5	7,432	2.8
Direct selling and marketing	1,681	0.5	1,603	0.6

Direct operating income	$51,727	17.8%	$45,546	16.9%

Net sales in the Industrial and Export segment increased $22.4 million, or 8.3%, in the first nine months of 2015 compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$268,942
Volume/mix	12,139	4.5%
Pricing	(4,384)	(1.6)
Acquisition	20,750	7.7
Foreign currency	(6,120)	(2.3)

2015 Net sales	$291,327	8.3%

The increase in net sales is primarily due to acquisitions and improved volume/mix, partially offset by unfavorable foreign currency and pricing concessions. Higher volumes of pickles, baby food, and Mexican and other sauces were partially offset by lower volumes of soup, beverages (primarily single serve hot beverages), and beverage enhancers.

Cost of sales as a percentage of net sales decreased from 79.7% in the first nine months of 2014, to 79.2% in 2015. Included in the 2014 costs were $1.4 million of acquisition and integration costs, while 2015 had insignificant acquisition and integration costs. After considering the 2014 acquisition and integration costs, cost of sales as a percentage of net sales was flat. A positive shift in legacy sales mix was offset by lower margin business from acquisitions. Acquisitions contributed approximately 1.2% to lower margins in the current period.

Freight out and commissions paid to independent sales brokers were $7.3 million in the first nine months of 2015, compared to $7.4 million in 2014. Higher costs associated with acquisitions in 2014 were offset by lower freight costs in 2015.

Direct selling and marketing expenses were $1.7 million in the first nine months of 2015, compared to $1.6 million in 2014.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $458.9 million was available under the Revolving Credit Facility as of September 30, 2015. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The Company’s cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$77,655	$55,963
Depreciation and amortization	91,932	82,925
Mark to market loss (gain) on investments	421	(466)
Stock-based compensation	15,503	17,102
Deferred income taxes	239	(2,814)
Loss on extinguishment of debt	—	22,019
Changes in operating assets and liabilities, net of acquisitions	(28,642)	(99,756)
Other	12,082	1,988

Net cash provided by operating activities	$169,190	$76,961

Cash provided by operations was $169.2 million in the first nine months of 2015, compared to $77.0 million in 2014, an increase of $92.2 million. Contributing to the increase is higher net income of $8.7 million, after considering depreciation and amortization, and the impact of the loss on extinguishment of debt in 2014. Cash provided by operating activities was also positively impacted by a $71.1 million improvement from changes in working capital and $11.4 million from the impact of foreign exchange (included in the Other line above). The strengthening of the U.S. dollar as compared to the Canadian dollar resulted in increased foreign exchange expense versus the same period last year. Within working capital, changes in inventories are the most significant, providing $47.4 million in the first nine months ended September 30, 2015, resulting from the deceleration of inventory growth experienced in the prior year period. Inventory levels were higher in the prior year period, primarily due to softer than expected sales, as the Company continued to build inventory. Also contributing to the increase in the prior year was an increase in the amount of inventory produced to maintain and improve service levels. In the current year period, the Company focused on managing inventory to lower levels, without sacrificing service. Changes in receivables provided $22.4 million in cash flows during the nine months ended September 30, 2015 and is due to more efficient cash collections and softer sales in the current period versus the same period last year.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from investing activities:
Additions to property, plant, and equipment	$(57,188)	$(65,392)
Additions to other intangible assets	(9,663)	(7,838)
Purchase of investments	(572)	(471)
Acquisition of business, net of cash acquired	—	(1,000,948)
Other	278	1,126

Net cash used in investing activities	$(67,145)	$(1,073,523)

In the first nine months of 2015, cash used in investing activities decreased by $1.0 billion, compared to 2014. The decrease in cash used in investing activities was primarily attributable to the acquisitions of Protenergy and Flagstone in the second and third quarters of 2014, respectively, while there were no acquisitions in the current year. The Company continued to invest in property, plant, and equipment in 2015, although at lower levels than 2014.

We expect capital spending programs to be approximately $90.0 million in 2015. Capital spending in 2015 is focused on food safety, quality, additional capacity, productivity improvements, continued implementation of an ERP system, and routine equipment upgrades or replacements at our plants.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net (payments) borrowings of debt	$(135,922)	$615,120
Payment of deferred financing costs	—	(13,712)
Payment of debt premium for extinguishment of debt	—	(16,693)
Net proceeds from issuance of stock	—	358,364
Equity award financing activities	6,225	29,108

Net cash (used in) provided by financing activities	$(129,697)	$972,187

Net cash used in financing activities was $129.7 million in the first nine months of 2015, compared to net cash provided by financing activities of $972.2 million in the first nine months of 2014. During the first nine months of 2014, the Company acquired Protenergy and Flagstone using funds from the Revolving Credit Facility and the issuance of stock, while there were no acquisitions during the first nine months of 2015. Consequently, the Company used excess funds to pay down its Revolving Credit Facility in 2015.

As of September 30, 2015, $21.4 million of cash held by our Canadian subsidiaries as cash and cash equivalents and short term investments is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

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

Seasonality

In the aggregate, our sales do not vary significantly by quarter but are slightly weighted towards the second half of the year, particularly in the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, and hot cereal, all of which have higher sales in the first and fourth quarters. Additionally, sales of soup and snack nuts are highest in the fourth quarter. Warmer weather products such as dressings and pickles typically have higher sales in the third quarter, while drink mixes show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are highest in the second and third quarters due to inventory builds, while cash flow is highest in the first and fourth quarters in line with the seasonality of our sales.

Debt Obligations

At September 30, 2015, we had $428.0 million in borrowings outstanding under our Revolving Credit Facility, $296.3 million outstanding under the Term Loan, $192.5 million outstanding under the Acquisition Term Loan, $400.0 million of the 2022 Notes outstanding, and $7.1 million of tax increment financing and other obligations. In addition, at September 30, 2015, there were $13.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at September 30, 2015, our Revolving Credit Facility provided for an aggregate commitment of $900.0 million, of which $458.9 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan, and Acquisition Term Loan (collectively known as the “Credit Facility”), for the three months ended September 30, 2015 averaged 1.89%, as compared to 1.60% for the three months ended September 30, 2014.

We are in compliance with all applicable debt covenants as of September 30, 2015. From an interest coverage ratio perspective, the Company’s actual ratio as of September 30, 2015 is nearly 126.8% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 3.4% below the maximum level.

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

Diluted EPS, Adjusting for Certain Items Affecting Comparability

The adjusted earnings per share data shown below reflects adjustments to reported earnings per share data to identify items that, in management’s judgment, affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, and related costs, debt refinancing costs, or facility closings and reorganizations, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation for management, or in determining earnings estimates.

The reconciliation of diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)
Diluted EPS as reported	$0.65	$0.47	$1.78	$1.43
Foreign currency loss on re-measurement of intercompany notes	0.13	0.11	0.25	0.08
Acquisition, integration, and related costs	0.05	0.31	0.08	0.58
Mark-to-market adjustments	0.03	—	(0.01)	—
Restructuring/facility consolidation costs	—	—	0.01	0.02
Debt refinancing costs	—	—	—	0.41

Adjusted EPS	$0.86	$0.89	$2.11	$2.52

During the three and nine months ended September 30, 2015 and 2014, the Company entered into transactions that affected the year-over-year comparison of its financial results that included foreign currency losses on intercompany notes, mark-to-market adjustments, acquisition and integration costs, debt refinancing costs, and restructuring costs.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency losses of $8.5 million in the third quarter of 2015 versus $6.7 million in the prior year to re-measure the loans at quarter end. For the nine months ending September 30, 2015 and 2014, the Company incurred foreign currency losses of $16.9 million and $5.3 million, respectively. The changes are due to the fluctuations of the Canadian dollar compared to the U.S. dollar in 2015 versus 2014. These charges are non-cash and the loans are eliminated in consolidation.

The acquisition, integration, and related costs line represents costs associated with completed and potential acquisitions. Costs associated with integrating the businesses into the Company’s operations are also included in this line.

The Company’s derivative contracts are marked to market each period with the changes being recorded in the Condensed Consolidated Statements of Income. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized.

As the Company continues to grow, consolidation or restructuring activities are necessary. During the third quarter of 2015, the Company incurred approximately $0.2 million in costs, the same as the prior year. For the nine months ending September 30, 2015 and 2014, the Company incurred restructuring and facility consolidation costs of approximately $0.5 million and $1.4 million, respectively. These projects are nearly complete.

During the three and nine months ending September 30, 2014, the Company incurred $0.1 million and $22.2 million, respectively, of costs related to debt refinancing activities completed during the year, while in 2015 there were no debt refinancing activities.

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

The following table reconciles the Company’s net income as presented in the Condensed Consolidated Statements of Income, the relevant GAAP measure, to Adjusted net income (used for Adjusted EPS) and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited in thousands)
Net income as reported	$28,441	$19,882	$77,655	$55,963
Foreign currency loss on re-measurement of intercompany notes (1)	8,508	6,684	16,850	5,283
Mark-to-market adjustments (2)	2,017	(114)	(378)	(90)
Acquisition, integration, and related costs (3)	3,003	18,505	4,991	32,646
Debt refinancing costs (4)	—	75	—	22,189
Restructuring/facility consolidation costs (5)	154	170	504	1,408
Less: Taxes on adjusting items	(4,429)	(7,854)	(7,346)	(18,280)

Adjusted net income	$37,694	$37,348	$92,276	$99,119

Interest expense	10,914	10,102	33,978	29,976
Interest income	(265)	(113)	(2,228)	(694)
Income taxes	11,834	10,913	36,208	28,615
Depreciation and amortization (6)	30,165	29,977	91,847	78,908
Stock-based compensation expense	5,040	7,403	15,503	17,102
Add: Taxes on adjusting items	4,429	7,854	7,346	18,280

Adjusted EBITDA	$99,811	$103,484	$274,930	$271,306

		Three Months Ended		Nine Months Ended
	Location in Condensed	September 30,		September 30,
	Consolidated Statements of Income	2015	2014	2015	2014
		(unaudited in thousands)
(1) Foreign currency loss on re-measurement of intercompany notes	Loss on foreign currency exchange	$8,508	$6,684	$16,850	$5,283

(2) Mark-to-market adjustments	Other expense (income), net	$2,017	$(114)	$(378)	$(90)

(3) Acquisition, integration and related costs	General and administrative	$2,962	$8,902	$4,223	$17,229
	Cost of sales	$41	$9,566	$698	$15,272
	Selling and distribution	$—	$37	$41	$106
	Other expense (income), net	$—	$—	$29	$39

(4) Debt refinancing costs	Loss on extinguishment of debt	$—	$75	$—	$22,019
	General and administrative	$—	$—	$—	$170

(5) Restructuring/facility consolidation costs	Other operating expense, net	$154	$170	$504	$1,408

(6) Depreciation and amortization included in acquisition, integration and related costs	General and administrative	$—	$—	$85	$—
	Cost of sales	$—	$291	$—	$4,017

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to our critical accounting policies in the nine months ended September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of September 30, 2015, the Company was party to the Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 2.00%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.25% to 1.00%. The Company was also party to both the Term Loan and the Acquisition Term Loan. Interest rates for both Term Loans are based on the Company’s consolidated leverage ratio and determined as follows: Term Loan by either LIBOR plus a margin ranging from 1.50% to 2.25%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.50% to 1.25%; Acquisition Term Loan by either LIBOR plus a margin ranging from 1.25% to 2.00%, or a base rate (as defined in the Credit Agreement) plus a margin ranging from 0.25% to 1.00%.

We do not hold any derivative financial instruments which could expose us to significant interest rate market risk, as of September 30, 2015. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Credit Facility, which is tied to variable market rates. Based on our outstanding debt balance of $916.8 million under the Credit Facility at September 30, 2015, each 1% rise in our interest rate would increase our interest expense by approximately $9.2 million annually.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the third quarter of 2015 to the third quarter of 2014, price increases in coffee, vegetables, and fruits, were offset by price decreases in soybean oil, dairy, and sweeteners. The spread of avian flu throughout the U.S. chicken population has driven egg prices significantly higher in 2015. As a purchaser of eggs for various products, we are subject to these price changes and are working to minimize the impact on our results for the remainder of the year. We expect the volatile nature of these costs to continue, with an overall long-term upward trend.

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

We use a significant volume of fruits, vegetables, and nuts in our operations as raw materials. Certain of these inputs are purchased under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area. If we are unable to buy the inputs from local suppliers, we would purchase them from more distant locations, including other locations within the United States, Mexico, or India, thereby increasing our production costs. Nuts are sourced globally, as needed, using purchase orders from a variety of suppliers, giving the Company greater flexibility to meet changing customer demands. When entering into contracts for input costs, the Company generally seeks contract lengths between nine and twelve months.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian subsidiaries, where the functional currency is the Canadian dollar. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the Loss on Foreign exchange line of the Condensed Consolidated Statements of Income where the Company recognized losses of $18.2 million and $6.9 million for the nine months ended September 30, 2015 and 2014, respectively.

A significant portion of the Company’s Canadian operations purchase their inputs and packaging materials in U.S. dollars, resulting in higher costs when the U.S. dollar strengthens as compared to the Canadian dollar. The Company estimates the impact on input costs (and Cost of Sales) to be approximately $2.0 million for each one cent change in the exchange rate between the U.S. and Canadian dollars.

Also impacted by foreign exchange is the translation of the Company’s Canadian financial statements. For the nine months ended September 30, 2015 and 2014, the Company recognized translation losses of $40.5 million and $15.3 million, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of September 30, 2015, the Company had $7.6 million of U.S. dollar foreign currency contracts outstanding. The Company had no foreign currency contracts outstanding as of September 30, 2014.

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

As of September 30, 2015, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and cash flows for the nine-month periods ended September 30, 2015 and 2014. This interim financial information is the responsibility of the Company’s management.

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

November 5, 2015

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

Item 5. Other Information

None

Item 6. Exhibits

10.1	Consulting Agreement, dated July 28, 2015 between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 28, 2015.

12.1	Computation of Ratio of Earnings to Fixed Changes.

15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

November 5, 2015