Form 10-K
period 2015-12-31
TreeHouse Foods, Inc.
filed 2016-02-18
CIK 1320695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015, based on the $81.03 per share closing price on the New York Stock Exchange on such date, was approximately $3,392,330,998. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of January 31, 2016 was 56,395,247.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 28, 2016 are incorporated by reference into Part III of this Form 10-K.

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

References herein to “we”, “us”, “our”, “Company”, and “TreeHouse” refer to TreeHouse Foods, Inc. and its consolidated subsidiaries unless the context specifically states or implies otherwise.

TreeHouse is a Delaware corporation incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders, which was completed on June 27, 2005. Since the Company began operating as an independent entity, it has expanded its product offerings through a number of acquisitions:

•	On April 24, 2006, the Company acquired the private label soup and infant feeding business from Del Monte Corporation.

•	On May 31, 2007, the Company acquired VDW Acquisition, Ltd. (“San Antonio Farms”), a manufacturer of Mexican sauces.

•	On October 15, 2007, the Company acquired the assets of E.D. Smith Income Fund (“E.D. Smith”), a manufacturer of salad dressings, jams, and various sauces.

•	On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a manufacturer of hot cereals and powdered drink mixes.

•	On October 28, 2010, the Company acquired S.T. Specialty Foods, Inc. (“S.T. Foods”), a manufacturer of dry dinners, which include macaroni and cheese and skillet dinners.

•	On April 13, 2012, the Company acquired substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a manufacturer of refrigerated dressings, sauces, marinades, dips, and other specialty items.

•	On July 1, 2013, the Company acquired Cains Foods, L.P. (“Cains”), a manufacturer of shelf stable mayonnaise, dressings, and sauces.

•	On October 8, 2013, the Company acquired Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation, and 6726607 Canada Ltd. (collectively, “Associated Brands”), a manufacturer of powdered drinks, specialty teas, and sweeteners.

•	On May 30, 2014, the Company acquired all of the outstanding equity interests of PFF Capital Group, Inc. (“Protenergy”), a manufacturer of broths, soups, and gravies.

•	On July 29, 2014, the Company acquired Flagstone Foods (“Flagstone”), a manufacturer of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks.

•	On February 1, 2016, the Company acquired all of the outstanding common stock of Ralcorp Holdings, Inc., the corporation through which the private brands business (“Private Brands Business”) of ConAgra Foods was operated. The Private Brands Business is a leading manufacturer of private label refrigerated and shelf stable products in the bars, bakery, cereal, condiments, pasta, and snacks categories. The remainder of this Business section describes the Company prior to the acquisition of the Private Brands Business.

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

North American Retail Grocery — Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; sweeteners; condensed, ready to serve, and powdered soups, broths, and gravies; refrigerated and shelf stable salad dressings and sauces; pickles and related products; Mexican and other sauces; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; hot cereals; baking and mix powders; macaroni and cheese; skillet dinners; and snack nuts, trail mixes, dried fruit, and other wholesome snacks.

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

We operate our business as Bay Valley Foods, LLC (“Bay Valley”), Sturm, S.T. Foods, Cains, Associated Brands, Inc. (“Associated Brands U.S.”), Protenergy Natural Foods, Inc. (“Protenergy U.S.”), and Flagstone Foods (“Flagstone”) in the United States and E.D. Smith, Associated Brands, Inc. (“Associated Brands Canada”), and Protenergy Natural Foods Corporation (“Protenergy Canada”) in Canada. Bay Valley is a Delaware limited liability company, and a 100% owned subsidiary of TreeHouse. E.D. Smith, Sturm, S.T. Foods, Cains, Associated Brands U.S., Associated Brands Canada, Protenergy U.S., Protenergy Canada, and Flagstone are directly or indirectly 100% owned subsidiaries of Bay Valley.

Our Products

Financial information about our North American Retail Grocery, Food Away From Home, and Industrial and Export segments can be found in Item 7.

The following table presents the Company’s net sales by major products.

	Year Ended December 31,
	2015		2014		2013
	(Dollars in thousands)
Products
Snacks	$657,993	20.5%	$287,281	9.8%	$—	—%
Beverages	433,828	13.5	499,829	17.0	341,547	14.9
Soup and infant feeding	381,444	11.9	351,917	11.9	219,404	9.6
Salad dressings	351,577	11.0	361,859	12.3	334,577	14.6
Beverage enhancers	338,190	10.5	359,179	12.2	361,290	15.7
Pickles	316,176	9.9	302,621	10.3	297,904	13.0
Mexican and other sauces	222,873	7.0	248,979	8.5	245,171	10.7
Cereals	159,761	5.0	168,739	5.7	169,843	7.4
Dry dinners	123,600	3.9	139,285	4.7	124,075	5.4
Aseptic products	107,723	3.4	102,635	3.5	96,136	4.2
Other products	62,037	1.8	70,720	2.3	46,650	2.0
Jams	51,203	1.6	53,058	1.8	57,330	2.5

Total net sales	$3,206,405	100.0%	$2,946,102	100.0%	$2,293,927	100.0%

Snacks. We produce snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks as a result of our Flagstone acquisition in July 2014. We believe we are the largest manufacturer of private label trail mixes in the United States, based on volume. These products are predominantly sold to grocery retailers. Snacks represented approximately 20.5% of our consolidated net sales in 2015.

Beverages. We produce a variety of powdered drink mixes, including lemonade, iced tea, energy, vitamin enhanced, and isotonic sports drinks. Also included in this category are specialty teas and our single serve beverages, which include our single serve hot beverages, such as filtered coffee, cappuccino, hot cocoa, and cider. These products are sold primarily to grocery retailers. We believe we are the largest manufacturer of private label powdered drink mixes in both the United States and Canada, based on volume. Beverages represented approximately 13.5% of our consolidated net sales in 2015.

Soup and infant feeding. Condensed, ready to serve, and powdered soup, as well as broth and gravy, are produced and packaged in various sizes and formats, including cans and cartons, from single serve to larger sized packages. We primarily produce private label products sold to grocery retailers. We believe we are the largest manufacturer of private label soup in the United States, based on volume. We co-pack conventional and organic infant feeding products for branded baby food companies in the Industrial and Export segment. In 2015, soup and infant feeding represented approximately 11.9% of our consolidated net sales, with the majority of the sales coming from soup sold through the retail channel.

Salad dressings. We produce pourable and spoonable, refrigerated and shelf stable salad dressings. Our salad dressings are sold primarily to grocery retailers throughout the United States and Canada, and encompass many flavor varieties. We believe we are the largest manufacturer of private label salad dressings in both the United States and Canada, based on volume. Salad dressings represented approximately 11.0% of our consolidated net sales in 2015.

Beverage enhancers. Beverage enhancers include non-dairy powdered creamer, refrigerated liquid non-dairy creamer and sweeteners. Non-dairy powdered creamer is used as coffee creamer or whitener and as an ingredient in baking, hot and cold beverages, gravy mixes and similar products. Product offerings in this category include both private label and branded products packaged for grocery retailers, foodservice products for use in coffee and beverage service, and other industrial applications, such as portion control, repackaging and ingredient use by other food manufacturers. We believe we are the largest manufacturer of non-dairy powdered creamer in the United States and Canada, based on volume. Beverage enhancers represented approximately 10.5% of our consolidated net sales in 2015.

Pickles. We produce pickles and a variety of related products, including peppers and pickled vegetables. We produce private label and regional branded offerings in the pickles category. These products are sold to grocery retailers, foodservice, co-pack and industrial customers. We believe we are the largest producer of pickles in the United States, based on volume. Pickles and related products represented approximately 9.9% of our consolidated net sales in 2015.

Mexican and other sauces. We produce a wide variety of Mexican and other sauces, including salsa, picante sauce, cheese dip, enchilada sauce, pasta sauces and taco sauce that we sell to grocery retailers and foodservice customers in the United States and Canada, as well as to industrial markets. Mexican and other sauces represented approximately 7.0% of our consolidated net sales in 2015.

Cereals. We produce a variety of instant and cook-on-stove hot cereals, including oatmeal, farina and grits in single-serve instant packets and microwaveable bowls. These products are sold primarily to grocery retailers. We believe we are the largest manufacturer of private label instant hot cereals in both the United States and Canada, based on volume. Cereals represented approximately 5.0% of our consolidated net sales in 2015.

Dry dinners. We produce private label macaroni and cheese, skillet dinners and other value-added side dishes. These products are sold to grocery retailers. Dry dinners represented approximately 3.9% of our consolidated net sales in 2015.

Aseptic products. Aseptic products included in this category include cheese sauces and puddings. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. These products are sold primarily to foodservice customers in cans and flexible packages. Aseptically produced soup and broth are included in the soup and infant feeding category. Aseptic products represented approximately 3.4% of our consolidated net sales in 2015.

Jams. We produce jams that are sold to grocery retailers and foodservice customers in the United States and Canada. Jams represented approximately 1.6% of our consolidated net sales in 2015. We believe we are the largest manufacturer of private label jams in Canada, based on volume.

Other Products. We produce a variety of other products, the majority of which include pie fillings, desserts, and baking products. Other products represented approximately 1.8% of our consolidated net sales in 2015.

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

We sell our products to a diverse customer base, including the leading grocery retailers and foodservice operators in the United States and Canada, and also a variety of customers that purchase bulk products for industrial food applications. We currently supply more than 200 food retail customers in North America, including each of the 50 largest food retailers, and more than 500 foodservice customers, including 50 of the 100 largest restaurant chains. A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2015, our ten largest customers accounted for approximately 55.2% of our consolidated net sales. For the years ended December 31, 2015, 2014 and 2013, our largest customer, Walmart Stores, Inc. and its affiliates, accounted for approximately 20.7%, 18.8%, and 19.0%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. Total trade receivables with Walmart Stores, Inc. and affiliates represented 21.9% and 17.5% of our total trade receivables as of December 31, 2015 and 2014, respectively. The Company had revenues from customers outside of the United States of approximately 11.9%, 12.4%, and 13.2% of total consolidated net sales in 2015, 2014, and 2013, respectively, with 10.8%, 11.3%, and 12.2% from Canada in 2015, 2014, and 2013, respectively. Sales are determined based on the customer destination where the products are shipped.

Backlog

We generally ship our products from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlog is not material to our business.

Competition

We have several competitors in each of our segments. For sales of private label products to retailers, the principal competitive factors are product quality, quality of service, and price. For sales of products to foodservice, industrial, and export customers, the principal competitive factors are price, product quality, specifications, and reliability of service. We believe we are the largest manufacturer of private label salad dressings, non-dairy powdered creamer, powdered drink mixes, and instant hot cereals in the United States and Canada, the largest manufacturer of private label pickles, soup, and trail mixes in the United States, and the largest manufacturer of private label jams in Canada, based on volume.

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

Trademarks sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley®, Peter Piper®, and Steinfeld’s®. Also sold are trademarks related to sauces and syrups that include Bennett’s®, Hoffman House®, Roddenbery’s Northwoods®, and San Antonio Farms®. Non-dairy powdered creamer is sold under our proprietary Cremora® trademark, and non-dairy refrigerated liquid creamer is sold under the Mocha Mix® trademark. Single serve hot beverages are sold under the Caza Trail® and Grove Square® trademarks. Snack nuts and trail mixes are sold under the Ann’s House of Nuts® and Amport® trademarks. Other refrigerated products are sold under the Second Nature® trademark, and our jams and other sauces are sold under the E.D. Smith® and Habitant® trademarks. Our oatmeal is sold under the McCann’s® trademark. Certain refrigerated dressings and sauces are sold under the Naturally Fresh® trademark. Additionally, certain mayonnaise, dressings, and sauces are sold under the Cains® and Olde Cape Cod® trademarks. Knox® gelatin and J-Cloth® cleaning cloths are products using these trademarks sold in Canada.

Trademarks used in our Food Away From Home segment include Schwartz®, Saucemaker®, Naturally Fresh®, and Cains®.

Seasonality

In the aggregate, our sales do not vary significantly by quarter but are slightly weighted toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, and hot cereal, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of soup and snack nuts are generally higher in the fourth quarter. Warmer weather products such as dressings and pickles typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the seasonality of our sales.

Foreign Operations and Geographic Information

Foreign sales information is set forth in Note 22 to the Consolidated Financial Statements.

Raw Materials and Supplies

Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include soybean oil, corn syrup, nuts (cashews, peanuts, pecans, and almonds), palm oil, coconut oil, wheat, sugar, tomatoes, oats, casein, cheese, eggs, non-fat dry milk, coffee, tea, cucumbers, peppers, processed meats, and fruit. These ingredients are generally purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays, political unrest, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass, plastic, corrugated containers, metal closures, and metal cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

For additional discussion of the risks associated with the raw materials used in our operations, see Part 1, Item 1A –Risk Factors and Item 7—Known Trends and Uncertainties.

Working Capital

Our short-term financing needs are primarily for financing working capital and are generally highest in the second and third quarters as inventory levels increase relative to other quarters, due to the seasonal nature of our business. As discussed in the Seasonality section, as our product portfolio has grown, we have shifted to a higher percentage of cold weather products, resulting in inventory builds in the second and third quarters, as the Company prepares for the fall and winter months. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the second and third quarters, while cash flow is highest in the fourth and first quarters following the seasonality of our sales.

Our long-term financing needs depend largely on potential acquisition activity. Our $900 million revolving credit facility (the “Revolving Credit Facility”), plus cash flow from operations, is expected to be adequate to provide liquidity for a period of no less than twelve months. See the Liquidity and Capital Resources section of Item 7.

Research and Development

Sample preparation, plant trials, ingredient approval, and other quality control procedures are conducted at all our manufacturing facilities. Research and development expense totaled $14.3 million, $12.8 million, and $17.5 million in 2015, 2014, and 2013, respectively, and is included in the General and administrative line of the Consolidated Statements of Income. Below is a list of our facilities and related research and development activities:

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

Employees

As of December 31, 2015, our work force consisted of approximately 5,880 full-time employees, with 5,091 in the United States and 789 in Canada.

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

Executive Officers as of February 18, 2016

Sam K. Reed	69	Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Reed has served as the Chief Executive Officer since January 2005 and President since July 2011.
Dennis F. Riordan	58	Executive Vice President since July 2011. Chief Financial Officer since January 2006.
Thomas E. O’Neill	60	Executive Vice President since July 2011. General Counsel, Chief Administrative Officer and Corporate Secretary since January 2005.
Chris D. Sliva	52	Executive Vice President for TreeHouse Foods, Inc. and President of Bay Valley Foods, LLC since July 2012. Chief Operating Officer for TreeHouse Foods, Inc. since March 2015.
Lori G. Roberts	55	Senior Vice President, Human Resources since July 2015.
Erik T. Kahler	50	Senior Vice President, Corporate Development since October 2006.
Rachel R. Bishop	42	Senior Vice President, Chief Strategy Officer since May 2014.

Item 1A.	Risk Factors

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

As of December 31, 2015, we had $1,244.5 million of outstanding indebtedness, excluding $7.9 million of unamortized deferred financing costs, which included $353.0 million outstanding under our $900 million Revolving Credit Facility that matures May 6, 2019, a $295.5 million senior unsecured term loan (“Term Loan A”) maturing on May 6, 2021, a $190.0 million senior unsecured term loan (“Term Loan A-1”) that matures on May 6, 2019, $400.0 million of 4.875% notes due March 15, 2022 (the “2022 Notes”), and $6.0 million of tax increment financing, capital lease obligations, and other debt. The inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations. In addition, the inability to access additional borrowing at commercially reasonable terms could affect our ability to pursue additional acquisitions. United States capital credit markets have experienced volatility, dislocations, and liquidity disruptions that caused tightened access to capital markets and other sources of funding. Capital and credit markets and the U.S. and global economies could be affected by additional volatility or economic downturns in the future. Events affecting the credit markets could have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. There can be no assurance that future volatility or disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets, or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business and could possibly increase our interest expense, which could have a material adverse effect on our financial results.

Increases in interest rates may negatively affect earnings.

As of December 31, 2015, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $838.5 million, based on the outstanding debt balance of our Credit Agreement. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could materially reduce our profitability and cash flows. In December 2015, the U.S. Federal Reserve announced that it would gradually raise short-term interest rates over the next three years. As of December 31, 2015, each one percentage point change in interest rates would result in an approximate $8.4 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates. The Company’s Canadian subsidiaries purchase various inputs that are based in U.S. dollars, accordingly, the profitability of the Canadian subsidiaries are subject to foreign currency transaction gains and losses that affect earnings. We manage the impact of foreign currency fluctuations related to raw material purchases using foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiaries, which includes Canadian dollar denominated intercompany notes. We translate the Canadian assets, liabilities, revenues and expenses into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the value of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.

As we are dependent upon a limited number of customers, the loss of a significant customer, or consolidation of our customer base, could adversely affect our operating results.

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2015, our ten largest customers accounted for approximately 55.2% of our consolidated net sales. For the years ended December 31, 2015, 2014 and 2013, our largest customer, Walmart Stores, Inc. and its affiliates, accounted for approximately 20.7%, 18.8%, and 19.0%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. These customers typically do not enter into written contracts, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations and financial condition.

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

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. While individual input cost changes varied throughout the year, with certain costs increasing and others decreasing, input costs were slightly favorable in 2015 compared to 2014. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

We manage the impact of increases in the costs of raw materials, wherever possible, by locking in prices on quantities required to meet our production requirements. The price of oil has been particularly volatile recently and there can be no assurance that our hedging activities will result in the optimal price. In addition, we attempt to offset the effect of such increases by raising prices to our customers. However, changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures may also limit our ability to quickly raise prices in response to increased raw materials, packaging, and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging, and fuel costs, our operating profits and margins could be materially affected. In addition, in instances of declining input costs, customers may look for price reductions in situations where we have locked into purchases at higher costs.

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

Competitive pressures or other factors could cause us to lose sales, which may require us to lower prices, increase the use of discounting or promotional programs, or increase marketing expenditures, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

We operate in the highly competitive food industry.

We face competition across our product lines from other companies that have varying abilities to withstand changes in market conditions. Some of our competitors have substantial financial, marketing and other resources, and competition with them in our various business segments and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose sales, which could have a material adverse effect on our business and financial results. Category sales and growth could also be adversely impacted if we are not successful in introducing new products.

Some customer buying decisions are based on a periodic bidding process in which the successful bidder is assured the selling of its selected product to the food retailer, super center, mass merchandiser, or foodservice distributors, until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price point. Either of these outcomes may adversely affect our results of operations. Additionally, competition can impact our ability to pass on increased costs or otherwise increase prices.

Our indebtedness and our ability to pay could adversely affect our business and financial condition.

In connection with the acquisition of the Private Brands Business, we incurred a significant amount of debt and may incur additional debt in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” and Note 25 to our Consolidated Financial Statements. If new debt is added to our current debt levels, the risks described herein would increase. The degree to which we are leveraged could have adverse consequences to us, limiting management’s choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially adversely affect our financial position and results of operations.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, system failures, security breaches, cyber security attacks, and viruses. If we are unable to prevent security breaches, we may suffer business disruption, theft of intellectual property, trade secrets, or customer information and unauthorized access to personnel, customer, or otherwise confidential information. Such unauthorized disclosure of information may lead to financial or reputational damage or penalties, which could cause significant damage to our reputation, affect our relationships with our customers, or lead to claims against the Company or governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability and ultimately harm our business. To the extent that our business is interrupted or data is lost, destroyed, or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results, and cash flows. Any such damage or interruption could have a material adverse effect on our business or cause us to incur additional legal fees and costs. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

Changes in weather conditions, natural disasters, and other events beyond our control could adversely affect our results of operations.

Changes in weather conditions, climate changes, and natural disasters such as floods, droughts, frosts, earthquakes, hurricanes, fires, or pestilence, may affect the cost and supply of commodities and raw materials. Additionally, these events could result in reduced supplies of raw materials. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Further, changes in weather could impact consumer demand and our earnings may be affected by seasonal factors including the seasonality of our supplies and such changes in consumer demand. Damage or disruption to our production or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

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

We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin; Pittsburgh, Pennsylvania; St. Paul, Minnesota; and Richmond Hill, Ontario, Canada. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. On November 18, 2015, the Company announced the planned closing of the City of Industry, California facility. Production is expected to cease in the first quarter of 2016, with full closure of the facility expected in the third quarter of 2016. See Note 3 to the Consolidated Financial Statements for more information regarding this closure. The following chart lists the location and principal products produced (by segment) at our production facilities at December 31, 2015:

Facility Location	Principal Products	Occupancy	Segment (1)
Atlanta, Georgia	Dressings, sauces, and dips	Owned	1,2
Ayer, Massachusetts	Mayonnaise, dressings, and sauces	Owned	1,2
Brooklyn Park, Minnesota	Macaroni and cheese and skillet dinners	Owned	1
Cambridge, Maryland	Soups, broths, and gravies	Leased	1,3
City of Industry, California	Liquid non-dairy creamer and refrigerated salad dressings	Leased	1,2,3
Chicago, Illinois	Refrigerated foodservice pickles	Owned	2
Delta, British Columbia, Canada	Specialty tea	Leased	1,3
Dixon, Illinois	Aseptic cheese sauces, puddings, and gravies	Owned	2,3
Faison, North Carolina	Pickles, peppers, relish, and syrup	Owned	1,2,3
Green Bay, Wisconsin	Pickles, peppers, relish, and sauces	Owned	1,2,3
Kenosha, Wisconsin	Macaroni and cheese and skillet dinners	Owned	1
Manawa, Wisconsin	Cereal and beverages	Owned	1,2,3
Medina, New York	Beverages, beverage enhancers, dry dinners, and dry soup	Owned	1,2,3
New Hampton, Iowa	Non-dairy powdered creamer	Owned	3
North East, Pennsylvania	Salad dressings and mayonnaise	Owned	1,3
Pecatonica, Illinois	Non-dairy powdered creamer	Owned	1,2,3
Pittsburgh, Pennsylvania	Soups, broths, gravies, and baby food	Owned	1,3
Plymouth, Indiana	Pickles, peppers, and relish	Owned	1,2,3
Richmond Hill, Ontario, Canada	Soups, broths, and gravies	Leased	1,3
Robersonville, North Carolina	Snacks	Leased	1,3
San Antonio, Texas	Mexican sauces	Owned	1,2,3
St. Paul, Minnesota	Snacks	Owned	1,3
Wayland, Michigan	Non-dairy powdered creamer	Owned	1,3
Winona, Ontario, Canada	Jams, pie fillings, and specialty sauces	Owned	1,2,3

(1) Segments:	1. North American Retail Grocery
2. Food Away From Home
3. Industrial and Export

Item 3.	Legal Proceedings

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

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “THS.” The high and low sales prices of our common stock as quoted on the NYSE for each quarter of 2015 and 2014 are provided in the table below:

	2015		2014
	High	Low	High	Low
First Quarter	$92.92	$78.38	$76.72	$62.76
Second Quarter	88.23	69.01	83.19	68.76
Third Quarter	84.10	72.63	83.42	71.51
Fourth Quarter	90.31	76.25	88.52	75.08

The high and low sales prices of our common stock on January 29, 2016, as reported on the NYSE, were $79.36 and $76.04 per share, respectively. On January 29, 2016, there were 2,734 shareholders of record of our common stock.

We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our board of directors (“Board of Directors”).

The Company did not purchase any shares of its common stock in either 2015 or 2014.

Performance Graph

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2010 through December 31, 2015. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P MidCap 400 Index, Russell 2000 Index, and the Peer Group Index. Our Current Peer Group includes the following companies based on the similar nature of their business to ours: General Mills, Inc.; Kellogg Co.; ConAgra Foods, Inc.; Post Holdings, Inc.; Campbell Soup Co.; McCormick & Co., Inc.; JM Smucker Co.; Cott Corp.; Lancaster Colony Corp.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; Snyder’s-Lance, Inc.; J&J Snack Foods Corp.; B&G Foods, Inc.; Farmer Bros. Co.; Dean Foods; and Pinnacle Foods, Inc. Kraft Foods Group, Inc. was removed from the Peer Group Index in 2015 as it merged with the H.J. Heinz Company during 2015. The graph assumes an investment of $100 on December 31, 2010 in each of TreeHouse Foods’ common stock, the stocks comprising the S&P MidCap 400 Index, Russell 2000 Index, and the Peer Group Index.

Comparison of Cumulative Total Return of $100 among TreeHouse Foods, Inc., S&P MidCap 400 Index,

Russell 2000 Index, and the Peer Group Index

	Base Period 12/31/10	INDEXED RETURNS Years Ending
Company Name/Index		12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
TreeHouse Foods, Inc.	100	127.97	102.04	134.90	167.41	153.57
S&P MidCap 400 Index	100	98.27	115.83	154.64	169.74	166.05
Russell 2000 Index	100	95.82	111.49	154.78	162.35	155.18
Peer Group	100	111.76	127.15	155.64	169.46	194.90

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2015:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(In thousands)				(In thousands)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2,632	(1)	$57.18	(2)	3,331
Equity compensation plans not approved by security holders:
None	—		—		—

Total	2,632		$57.18		3,331

(1)	Includes 0.4 million restricted stock units and 0.3 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)	Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2015. The selected financial data should be read in conjunction with Item 7, and our Consolidated Financial Statements and related Notes.

	Year Ended December 31,
	2015	2014 (3)	2013 (2)	2012 (1)	2011
	(In thousands, except per share data)
Operating data:
Net sales	$3,206,405	$2,946,102	$2,293,927	$2,182,125	$2,049,985
Cost of sales	2,562,102	2,339,498	1,818,378	1,728,215	1,576,688

Gross profit	644,303	606,604	475,549	453,910	473,297
Operating expenses:
Selling and distribution	180,503	174,602	134,998	136,779	142,341
General and administrative	161,649	158,793	121,065	102,973	101,817
Amortization expense	60,598	52,634	35,375	33,546	34,402
Other operating expense, net	1,817	2,421	5,947	3,785	6,462

Total operating expenses	404,567	388,450	297,385	277,083	285,022

Operating income	239,736	218,154	178,164	176,827	188,275
Other expense (income):
Interest expense	45,474	42,036	49,304	51,609	53,071
Interest income	(2,967)	(990)	(2,185)	(643)	(48)
Loss (gain) on foreign currency exchange	26,052	13,389	2,890	358	(3,510)
Loss on extinguishment of debt	—	22,019	—	—	—
Other (income) expense, net	(87)	5,130	3,245	1,294	(1,036)

Total other expense	68,472	81,584	53,254	52,618	48,477

Income before income taxes	171,264	136,570	124,910	124,209	139,798
Income taxes	56,354	46,690	37,922	35,846	45,391

Net income	$114,910	$89,880	$86,988	$88,363	$94,407

Net earnings per basic share	$2.67	$2.28	$2.39	$2.44	$2.64
Net earnings per diluted share	$2.63	$2.23	$2.33	$2.38	$2.56
Weighted average shares — basic	43,052	39,348	36,418	36,155	35,805
Weighted average shares — diluted	43,709	40,238	37,396	37,118	36,950
Other data:
Balance sheet data (at end of period):
Total assets	$3,702,796	$3,858,322	$2,693,528	$2,510,873	$2,392,270
Long-term debt, excluding current portion	1,221,741	1,437,749	934,676	892,483	895,927
Other long-term liabilities	71,615	67,572	40,058	49,027	54,346
Deferred income taxes	279,108	283,890	206,660	204,463	198,404
Total stockholders’ equity	1,854,859	1,759,257	1,273,118	1,179,255	1,073,517

(1)	The Company acquired Naturally Fresh in 2012.
(2)	The Company acquired Cains and Associated Brands in 2013.
(3)	The Company acquired Protenergy and Flagstone in 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a consumer packaged food and beverage manufacturer operating 24 facilities in the United States and Canada that has a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic and preservative-free ingredients in many categories. We believe we are the largest manufacturer of private label salad dressings, non-dairy powdered creamer, powdered drink mixes, and instant hot cereals in the United States and Canada, the largest manufacturer of private label pickles, soup, and trail mixes in the United States, and the largest manufacturer of private label jams in Canada, based on volume.

We sell our products to the retail grocery, food away from home, and industrial and export channels. For the year ended December 31, 2015, sales to the retail grocery, foodservice, and industrial and export channels represented 76.0%, 11.6%, and 12.4%, respectively, of our consolidated net sales. A majority of our sales are private label products.

According to independent market research studies, private label grocery products have increased their market share in the United States from 12.7% in 1989 to approximately 17.8% in 2015. Despite gains in market share, private label penetration in the United States remains below that of many other developed economies, including France (27%), Spain (42%), Germany (35%), the United Kingdom (41%) and Switzerland (45%) (market research estimates based on 2014 data). Over time, we expect private label market share in the United States will approach the levels currently present in Europe, but due to structural differences, we do not anticipate this in the short term. In 2015, based on available industry data, private label products sold in the retail grocery channel in the United States compete with branded products on the basis of equivalent quality at a lower price. These private label products comprise the following approximate market share percentages of all products in their respective categories:

Products:	Private label % market share
Trail mixes	57.8%
Non-dairy powdered creamer	40.9%
Snack nuts	31.3%
Powdered drinks	26.6%
Hot cereals	24.9%
Pickles and peppers	23.3%
Salad dressings	15.1%
Soup	12.5%
Single cup coffee	12.6%

Our strategy is to be the leading supplier of private label food and beverage products by providing the best balance of quality and cost to our customers. We intend to grow our business and enhance profitability and customer relationships through the following strategic initiatives:

•	Expand partnerships with retailers. As grocery retailers become more demanding of their private label food product suppliers, they have come to expect strategic insight, product innovation, customer service, and logistical economies of scale similar to those of our branded competitors. To this end, we are continually developing, investing in, and expanding our private label food product offerings and capabilities in these areas. In addition to our low cost manufacturing, we have invested in research and development, product and packaging innovation, category management, information technology systems, and other capabilities. We believe that these investments enable us to provide a broad and growing array of private label food products that generally meet or exceed the value and quality of branded competitors that have comparable sales, marketing, innovation, and category management support. We believe that we are well positioned to expand our sales with grocery retailers given our differentiated capabilities, breadth of product offerings, and geographic reach.

•	Utilize our scale and innovation to meet customer needs. The U.S. retail food industry has continued to bifurcate from traditional food retailers (those who carry a full array of refrigerated, frozen, and shelf stable products) to specialty retailers who cater to consumers who migrate to either end of the value spectrum. These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value of their food purchases, or catering to consumers looking for the highest quality ingredients, unique packaging, or products to satisfy particular dietary needs. Also impacting the food industry is a noticeable increase in consumers that are snacking more frequently and that seek “healthy” and “better for you” foods, that include items such as fresh or freshly prepared foods, natural, organic, or specialty foods. We offer a variety of innovative products and flavor profiles in a comprehensive offering of packaging formats that include natural, organic and preservative free ingredients, that we believe meet the “good, better, and best” needs of both traditional grocers and specialty retailers.

•	Drive growth and profitability from our existing product portfolio. We believe we can drive organic growth from our existing product portfolio. Through insights gained from our portfolio strategy, we develop operating strategies that enable us to focus our resources and investments on products and categories that we believe offer the highest potential. Additionally, our analyses identify products and categories that lag the broader portfolio and require corrective action. We believe our portfolio strategy maximizes the full potential of all of our product offerings.

•	Leverage cross-selling opportunities across customers, sales channels and geographies. We are a leading manufacturer of private label food products in the United States, primarily in non-dairy powdered creamer, salad dressing, powdered drink mixes, instant hot cereals, trail mixes, and pickles. However, we believe we still have significant potential for growth with grocery retailers and foodservice distributors that we currently serve in a limited manner, or that do not carry all of the products we offer. We believe that certain customers view our size and scale as an advantage over smaller private label food product producers, many of whom provide only a single category or service to a single customer or geography. Our ability to service customers across North America and across a wider spectrum of products and capabilities provides many opportunities for cross-selling to customers who seek to reduce the number of private label food product suppliers they utilize.

•	Growth through acquisitions. We believe we have the expertise and demonstrated ability to identify and integrate value-enhancing acquisitions. We selectively pursue acquisitions of complementary businesses that we believe are a compelling strategic fit with our existing operations and will increase shareholder value. Each potential acquisition is evaluated for merit utilizing a rigorous analysis that assesses targets for their market attractiveness, intrinsic value, and strategic fit. We believe our acquisitions have been successful and consistent with our strategy. Since we began operating as an independent company in 2005, our acquisitions have significantly added to our revenue base and allowed us to significantly diversify our product offerings. We attempt to maintain conservative financial policies when pursuing acquisitions and we believe that our proven integration strategies have resulted in deleveraging. By identifying targets that fit within our defined strategies, we believe we can continue to expand our product selection and continue our efforts to be the low-cost, high quality and innovative supplier of private label food products for our customers. During 2014, we completed our most recent acquisitions of PFF Capital Group (“Protenergy”) for approximately $143 million and Flagstone for approximately $855 million. On February 1, 2016, we completed the acquisition of the Private Brands Business from ConAgra Foods for $2.7 billion, subject to working capital and other adjustments.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the years ended December 31, 2015, 2014, and 2013. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Throughout 2015, and from a macroeconomic perspective, the economy showed variability, and in December 2015 the U.S. Federal Reserve announced it will gradually raise short-term interest rates over the next three years. Also impacting the economy is the recent decline in oil and related fuel prices. Despite reduced oil and fuel costs, consumer spending has been uneven, with spending at retailers appearing to remain slow since the middle of the year. As a result, total retail food volumes in 2015 declined versus those in 2014, with contraction being experienced in both branded and private label food portfolios, with branded volumes showing a greater decline than private label. While retail volume appears to have been soft in 2015, restaurant same store sales appear to have increased in 2015 versus 2014. The Company believes the increase in same store sales at restaurants is related to the decrease in oil and fuel prices, as the perceived increase in disposable income may be resulting in higher food away from home sales, without benefiting retail food outlets.

While general retail food volume growth appears limited in the short term, and many of the product categories the Company participates in are showing volume declines, certain retail sectors are experiencing growth, as consumers continue to snack and seek out “healthy” and “better for you” foods. “Healthy” and “better for you” foods include items such as fresh or freshly prepared foods, and natural, organic, or specialty foods, most of which are located at the perimeter of the store. These trends are prompting companies to increase or adjust their product offerings, while retaining their commitment to providing these offerings at reasonable prices. In an effort to respond to shifting consumer demand, the Company offers an increasing variety of snacks, natural, and organic products.

For the year ended December 31, 2015, the Company’s net sales increased 8.8% from the same period last year, primarily due to additional sales from the 2014 acquisitions of Flagstone and Protenergy. The additional sales from the recent acquisitions were partially offset by unfavorable Canadian foreign exchange of 1.9%, and unfavorable volume/mix of 2.7%.

Total direct operating income increased 7.0%, to $472.9 million, for the year ended December 31, 2015, compared to 2014. Although direct operating income increased, profitability as a percentage of net sales decreased due to unfavorable volume/mix, competition, and Canadian foreign exchange. This caused total direct operating income as a percentage of net sales to decrease to 14.7% for the year ended December 31, 2015, as compared to 15.0% from the same period last year.

The overarching themes impacting the 2015 fiscal year include (1) increased competition in the Company’s beverage products (primarily single serve hot beverages), (2) unfavorable Canadian foreign exchange, (3) industry wide year-over-year retail food volume contraction, (4) increased profitability in the Company’s legacy products, despite lower tonnage, and (5) having a full year of our 2014 acquisitions of Flagstone and Protenergy.

As compared to last year, the Company’s sales mix shifted, as increased competition in beverages (primarily single serve hot beverages) resulted in higher margin products like single serve hot beverages representing a lower percentage of total net sales. Also impacting the shift in sales mix was having a full year of lower margin products resulting from the 2014 acquisitions of Flagstone and Protenergy.

As discussed, total retail food industry volumes are lower on a year-over-year basis (approximately 1.4%), despite a general increase in disposable income. Comparatively, on a full year basis, the Company experienced unfavorable volume/mix of approximately 2.7%, but despite lower volume/mix, the Company focused on its operations and has been able to increase the relative profitability of its legacy business (excluding single serve hot beverages) by focusing on simplification and other operational improvements. Additionally, input costs were slightly favorable in 2015 compared to 2014.

As compared to 2014, the average Canadian foreign exchange rate in 2015 was 13.5% weaker, impacting both net sales and profitability. The Company estimates that net sales were negatively impacted by approximately 1.9%. To help mitigate further profitability erosion, the Company closely monitors the Canadian / U.S. dollar exchange rate and, at times, enters into foreign exchange contracts.

Recent Developments

Plant closure. On November 18, 2015, the Company announced its intention to close its City of Industry, California facility. The closure of the facility was determined after carefully reviewing the operation and identifying opportunities to lower production costs. Production is expected to cease in the first quarter of 2016, with full closure of the facility expected in the third quarter of 2016. Total costs of the closure are expected to be approximately $10.9 million, a reduction of $1.0 million since the initial announcement, as the Company revised its estimates. We expect approximately $7.2 million of the closure costs to be in cash. Components of the charges include non-cash asset write-offs of approximately $3.7 million, employee-related costs of approximately $2.0 million and other closure costs of approximately $5.2 million.

Private Brands Business acquisition. On November 2, 2015, the Company announced it signed a definitive agreement to acquire the private brands business of ConAgra Foods (“Private Brands Business”). The Private Brands Business is a leading manufacturer of private label refrigerated and shelf stable products in the bars, bakery, cereal, condiments, pasta, and snacks categories. On February 1, 2016, the Company completed the acquisition of the Private Brands Business for approximately $2.7 billion, excluding transaction expenses and subject to working capital and other adjustments.

In connection with the financing of the acquisition of the Private Brands Business, on January 20, 2016, the Company announced the offering of $750 million of stock, or 11,538,461 shares at $65.00 per share. Included in the offering was an underwriters’ option to purchase an additional 1,730,769 shares at $65.00 per share. On January 26, 2016, a total of 13,269,230 shares were issued, resulting in gross proceeds to the Company of $862.5 million. Net cash from the offering, after the exercise of the over-allotment option and after considering the underwriting fees, was approximately $836.6 million. The net proceeds from the offering were used to fund, in part, the acquisition of the Private Brands Business.

Also in connection with the financing of the acquisition of the Private Brands Business, on January 29, 2016, the Company completed an exempt offering under Rule 144A and Regulation S of the Securities Act of $775 million in aggregate principal amount of 6.0% senior unsecured notes (“2024 Notes”) due February 15, 2024. The net proceeds from the issuance of the 2024 Notes (approximately $763.4 million after deducting underwriting discounts) were used to fund, in part, the acquisition of the Private Brands Business. Interest on the 2024 Notes will be paid on February 15th and August 15th of each year, beginning August 15, 2016.

On February 1, 2016, the Company completed its acquisition of the Private Brands Business for approximately $2.7 billion, excluding transaction expenses and subject to working capital and other adjustments. The acquisition was funded by $836.6 million in net proceeds from the sale of the Company’s common stock, $763.4 million in net proceeds from the issuance of the 2024 Notes, and $1,025.0 million in Term Loan A-2 financing, with the remaining balance funded by borrowings from the Company’s Revolving Credit Facility. The Term Loan A-2 financing was funded on February 1, 2016 coincident with the closing of the acquisition and has a term of 5 years. Interest on the Term Loan A-2 financing is based on the Company’s consolidated leverage ratio, and is determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. The Company obtained Term Loan A-2 pursuant to an Amended and Restated Credit Agreement, dated as of February 1, 2016. The Amended and Restated Credit Agreement amends, restates and replaces the Company’s existing Credit Agreement, dated as of May 6, 2014. Significant components of the Amended and Restated Credit Agreement include (but are not limited to) (1) changes to the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 so that they are conterminous and will mature on February 1, 2021,

(2) issuance of Term Loan A-2, (3) the Credit Agreement is now a secured facility until the Company reaches a leverage ratio of 3.5 and has no other pari-passu secured debt outstanding, and (4) increased credit spreads. The Amended and Restated Credit Agreement contains substantially the same covenants as the prior Credit Agreement.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2015		2014 (2)		2013 (1)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$3,206,405	100.0%	$2,946,102	100.0%	$2,293,927	100.0%
Cost of sales	2,562,102	79.9	2,339,498	79.4	1,818,378	79.3

Gross profit	644,303	20.1	606,604	20.6	475,549	20.7
Operating expenses:
Selling and distribution	180,503	5.6	174,602	5.9	134,998	5.9
General and administrative	161,649	5.0	158,793	5.4	121,065	5.3
Amortization expense	60,598	1.9	52,634	1.8	35,375	1.5
Other operating expense, net	1,817	0.1	2,421	0.1	5,947	0.2

Total operating expenses	404,567	12.6	388,450	13.2	297,385	12.9

Operating income	239,736	7.5	218,154	7.4	178,164	7.8
Other expense (income):
Interest expense	45,474	1.5	42,036	1.4	49,304	2.2
Interest income	(2,967)	(0.1)	(990)	—	(2,185)	(0.1)
Loss on foreign currency exchange	26,052	0.8	13,389	0.5	2,890	0.1
Loss on extinguishment of debt	—	—	22,019	0.7	—	—
Other (income) expense, net	(87)	—	5,130	0.2	3,245	0.1

Total other expense	68,472	2.2	81,584	2.8	53,254	2.3

Income before income taxes	171,264	5.3	136,570	4.6	124,910	5.5
Income taxes	56,354	1.7	46,690	1.5	37,922	1.7

Net income	$114,910	3.6%	$89,880	3.1%	$86,988	3.8%

(1)	The Company acquired Cains and Associated Brands in 2013.
(2)	The Company acquired Protenergy and Flagstone in 2014.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales — Net sales increased 8.8% to $3,206.4 million for the year ended December 31, 2015, compared to $2,946.1 million, for the year ended December 31, 2014. Net sales are shown by segment in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
	(Dollars in thousands)
North American Retail Grocery	$2,437,768	$2,173,391	$264,377	12.2%
Food Away From Home	370,360	380,069	(9,709)	(2.6)
Industrial and Export	398,277	392,642	5,635	1.4

Total	$3,206,405	$2,946,102	$260,303	8.8%

The increase in net sales was primarily due to a full year of sales from Flagstone and Protenergy (acquired in July 2014 and May 2014, respectively), partially offset by unfavorable volume/mix, Canadian foreign exchange, and lower pricing. Without the addition of sales from acquisitions, net sales in the period would have been lower than the same period last year, due to a combination of factors including: increased competition, primarily in our single serve hot beverages category; general economic conditions where overall retail food volumes have continued to erode; and shifting consumer tastes (away from national brands equivalents to premium and “better for you” products).

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales increased to 79.9% in 2015 from 79.4% in the prior year. In 2014, cost of sales included $16.0 million of acquisition and integration related costs, compared with $0.7 million in 2015. Also included in 2015 was $3.0 million of restructuring costs. After adjusting for these items in each year, cost of sales as a percentage of net sales was approximately 0.9% higher in 2015 than 2014, as lower margin business from recent acquisitions, a shift in legacy sales mix, unfavorable Canadian exchange rates, and reduced pricing offset operational efficiencies and favorable input costs.

Operating Costs and Expenses — Operating expenses increased to $404.6 million in 2015 compared to $388.5 million in 2014. The increase in 2015 resulted from the following:

Selling and distribution expenses increased $5.9 million in 2015 compared to 2014. Contributing to the increase in costs was a full year of operations associated with the 2014 acquisitions (approximately $8.3 million of incremental costs in 2015 versus 2014), partially offset by reductions in incentive compensation and other costs.

General and administrative expenses increased $2.9 million in 2015 compared to 2014. Included in general and administrative costs were approximately $10.5 million and $18.3 million of acquisition and integration costs in 2015 and 2014, respectively. After considering the acquisition and integration costs, general and administrative costs increased $10.7 million, of which $6.0 million pertains to the incremental costs associated with a full year of operations related to the 2014 acquisitions of Flagstone and Protenergy. The remaining increase of approximately $4.7 million is due to general business growth that was partially offset by reduced incentive compensation and other costs.

Amortization expense increased $8.0 million in 2015 compared to 2014 primarily due to the amortization of intangible assets from acquisitions.

Other operating expense was $1.8 million in 2015 compared to $2.4 million in 2014. The reduction was due to lower costs associated with the soup restructuring and the Seaforth salad dressing plant closure, which are substantially complete. During the fourth quarter of 2015, the Company announced the closure of the City of Industry, California facility and began to incur charges related to the closure.

Interest Expense — Interest expense in 2015 was $45.5 million, an increase of $3.4 million from 2014 due to higher average interest rates and debt levels resulting from recent acquisitions.

Interest Income — Interest income of $3.0 million includes $1.4 million of interest income related to annual patronage refunds pertaining to Term Loan A. The patronage refund represents our participation in the capital plan of our Term Loan A lender and is an annual payment based on a percentage of our average daily loan balance. The remaining $1.6 million in interest income pertains to the cash held by our Canadian subsidiaries and gains on investments as discussed in Note 5 to our Consolidated Financial Statements.

Foreign Currency — The impact of fluctuations in foreign currency resulted in a loss of $26.1 million in 2015, versus a loss in 2014 of $13.4 million as the average U.S dollar exchange rate versus the Canadian dollar strengthened approximately 13.5% over the prior year.

Loss on Extinguishment of Debt — The Company incurred a $22.0 million loss on extinguishment of debt in 2014 related to the extinguishment of the 2018 Notes. There were no extinguishments in 2015.

Other (income) expense, net — Other income was $0.1 million in 2015, compared to expense of $5.1 million in 2014. The change was primarily due to the non-cash mark-to-market adjustments on derivative instruments.

Income Taxes — Income tax expense was recorded at an effective rate of 32.9% for 2015 compared to 34.2% for 2014. The decrease in the effective tax rate for the year ended December 31, 2015 as compared to 2014 was attributable to decreased acquisition related expenses that are not deductible for tax purposes, and the tax impact of a shift in income between jurisdictions.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 — Results by Segment

North American Retail Grocery

	Year Ended December 31,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$2,437,768	100.0%	$2,173,391	100.0%
Cost of sales	1,952,580	80.1	1,714,871	78.9

Gross profit	485,188	19.9	458,520	21.1
Freight out and commissions	94,277	3.9	90,131	4.2
Direct selling and marketing	42,084	1.7	41,446	1.9

Direct operating income	$348,827	14.3%	$326,943	15.0%

Net sales in the North American Retail Grocery segment increased by $264.4 million, or 12.2%, for the year ended December 31, 2015 compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$2,173,391
Volume/mix	(80,043)	(3.7)%
Pricing	(9,748)	(0.4)
Acquisitions	393,275	18.1
Foreign currency	(39,107)	(1.8)

2015 Net sales	$2,437,768	12.2%

The increase in net sales from 2014 to 2015 was due to acquisitions that were partially offset by unfavorable volume/mix, unfavorable Canadian foreign exchange, and lower pricing. During the year, the Company experienced volume/mix gains in the snacks category that were more than offset by decreases in the majority of other categories. The Company’s negative volume/mix is due to the impact of competitive pressures across all categories, but most pronounced in single serve hot beverages, as well as general market contraction in the retail grocery sector.

Cost of sales increased $237.7 million in 2015 compared to 2014, primarily due to acquisitions. Cost of sales as a percentage of net sales increased from 78.9% in 2014 to 80.1% in 2015 due to a shift in legacy sales mix, a full year of lower margin sales from acquisitions, unfavorable Canadian foreign exchange, and lower pricing, that more than offset the impact of favorable operating costs. Included in cost of sales in 2014 were $8.7 million of acquisition and integrations costs, while 2015 had insignificant acquisition and integration costs. The addition of

Flagstone and Protenergy for a full year as compared to prior year, increased cost of sales as a percentage of net sales by approximately 0.6% in the current year.

Freight out and commissions paid to independent sales brokers increased $4.1 million, or 4.6%, primarily due to acquisitions. A full year of Flagstone and Protenergy added approximately $7.2 million in expense that was partially offset by lower costs in the legacy business due to lower volume, lower freight costs, and the impact of Canadian foreign exchange.

Direct selling and marketing increased $0.6 million, as the impact of a full year of acquisitions was partially offset by legacy cost reductions. Despite the additional costs, total direct selling and marketing expenses as a percentage of net sales decreased slightly.

Food Away From Home

	Year Ended December 31,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$370,360	100.0%	$380,069	100.0%
Cost of sales	295,738	79.9	310,275	81.6

Gross profit	74,622	20.1	69,794	18.4
Freight out and commissions	14,318	3.8	14,224	3.8
Direct selling and marketing	8,247	2.2	8,463	2.2

Direct operating income	$52,057	14.1%	$47,107	12.4%

Net sales in the Food Away From Home segment decreased by $9.7 million, or 2.6%, for the year ended December 31, 2015 compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$380,069
Volume/mix	(2,264)	(0.6)%
Pricing	(2,047)	(0.6)
Acquisitions	243	0.1
Foreign currency	(5,641)	(1.5)

2015 Net sales	$370,360	(2.6)%

Net sales decreased in 2015 compared to 2014 primarily as a result of unfavorable Canadian foreign exchange, volume/mix decreases, and lower pricing. Volume/mix increases in the aseptic and dressings categories were more than offset by reductions in the Mexican and other sauces, beverages (primarily single serve hot beverages), beverage enhancers, and pickles categories.

Cost of sales as a percentage of net sales decreased from 81.6% in 2014, to 79.9% in 2015. Plant operating performance in the first half of 2014 was inefficient due, in part, to a temporary labor shortage, while operations in 2015 were in line with normal production performance. Partially offsetting the return to normalized operational performance levels were higher costs of sales of U.S. sourced raw materials for the Canadian operations.

Freight out and commissions paid to independent sales brokers increased $0.1 million in 2015 compared to 2014, as increased freight costs were partially offset by reductions in commissions. Freight costs were higher due in part to changes in distribution, while commissions were lower due to reduced sales. Canadian foreign exchange also contributed to lower costs year-over-year for our Canadian operations.

Direct selling and marketing expenses were $8.2 million in 2015 compared to $8.5 million in 2014, down slightly from the prior year due in part to Canadian foreign exchange.

Industrial and Export

	Year Ended December 31,
	2015		2014
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$398,277	100.0%	$392,642	100.0%
Cost of sales	313,614	78.7	313,354	79.8

Gross profit	84,663	21.3	79,288	20.2
Freight out and commissions	10,500	2.7	9,014	2.3
Direct selling and marketing	2,143	0.5	2,165	0.6

Direct operating income	$72,020	18.1%	$68,109	17.3%

Net sales in the Industrial and Export segment increased by $5.6 million, or 1.4%, for the year ended December 31, 2015 compared to the prior year. The change in net sales from 2014 to 2015 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2014 Net sales	$392,642
Volume/mix	2,027	0.5%
Pricing	(7,717)	(2.0)
Acquisitions	20,750	5.3
Foreign currency	(9,425)	(2.4)

2015 Net sales	$398,277	1.4%

The increase in net sales is primarily due to acquisitions and improved volume/mix, partially offset by unfavorable Canadian foreign exchange and unfavorable pricing. Higher volume/mix of pickles and baby food was partially offset by lower volume/mix of soup, beverages (primarily single serve hot beverages), and beverage enhancers.

Cost of sales as a percentage of net sales decreased from 79.8% in 2014 to 78.7% in 2015. Included in the 2014 costs were $2.7 million of acquisition and integration costs, while 2015 had insignificant acquisition and integration costs. After considering the 2014 acquisition and integration costs, cost of sales as a percentage of net sales decreased 0.4%. A positive shift in legacy sales mix was offset by a full year of lower margin business from acquisitions.

Freight out and commissions paid to independent sales brokers were $10.5 million in 2015 compared to $9.0 million in 2014 due to higher costs associated with a full year of acquisitions.

Direct selling and marketing was $2.1 million in 2015 compared to $2.2 million in 2014.

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

The increase in net sales was primarily due to the acquisitions of Flagstone and Protenergy, as well as a full year of sales from Cains and Associated Brands (acquired in July 2013 and October 2013, respectively). Volume/mix increases occurred in the beverages (primarily single serve hot beverages), aseptic, and other products categories, partially offset by decreases in the beverage enhancers, dressings, cereals, and jams categories. The increase of 4.0% in volume/mix was partially offset by a 0.9% decrease from unfavorable Canadian foreign exchange.

Cost of Sales — Cost of sales as a percentage of consolidated net sales increased slightly to 79.4% in 2014 from 79.3% in the prior year. In 2013, cost of sales included $28.4 million of costs associated with restructurings, facility consolidations, and acquisition and integration related costs, while 2014 included $16.0 million in acquisition and integration related costs. After considering these items, cost of sales as a percentage of net sales was approximately 80 basis points higher in 2014 than 2013. Lower margin business from recent acquisitions and unfavorable exchange rates with Canada offset improved sales mix and operational efficiencies. Overall input costs on a year-over-year basis were relatively flat.

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

General and administrative expenses increased $37.7 million in 2014 compared to 2013. The increase was primarily related to acquisitions and general business growth, as well as increases in incentive based compensation expense due to additional employees from acquisitions and Company performance. Included in the increase were additional net year-over-year costs of $11.6 million from acquisition and integration activities. As a percentage of net sales, general and administrative expenses were marginally higher at 5.4% in 2014, compared to 5.3% in 2013.

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

Cost of sales as a percentage of net sales increased from 78.1% in 2013 to 78.9% in 2014. Included in 2014 cost of sales was a net year-over-year increase of $3.8 million in acquisition and integration costs. After considering the net increase, cost of sales as a percentage of net sales increased by 60 basis points as compared to prior year. The lower margins from acquisitions and the impact of Canadian foreign exchange were partially offset by improved volume/mix and operating efficiencies. The increase in cost of sales of $432.6 million was primarily due to acquisitions and sales mix.

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

Cost of sales as a percentage of net sales increased from 80.2% in 2013, to 81.6% in 2014, primarily due to the impact of lower margin sales from acquisitions, higher input costs, and operational inefficiencies at several of our legacy plants. Also leading to a higher cost of sales was the impact of Canadian foreign exchange.

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

The increase in net sales was due to acquisitions and improved volume/mix, partially offset by unfavorable Canadian foreign exchange. Volume/mix for the segment experienced a 5.7% increase compared to 2013, as increases in the beverages category (primarily single serve hot beverages) were partially offset by reductions in the jams, beverage enhancers, and other categories. The increase in single serve hot beverages is the result of the continued rollout of the Company’s single serve coffee products.

Cost of sales, as a percentage of net sales, increased from 78.4% in 2013 to 79.8% in 2014, due to the inclusion of lower margin products from acquisitions and the impact of Canadian foreign exchange. Included in cost of sales for 2014 was $1.8 million of incremental acquisition and integration costs, as compared to 2013. Also leading to a higher cost of sales was the impact of Canadian foreign exchange.

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

The U.S. retail food industry has continued to struggle with respect to volumes. For example, during 2015, overall retail food volume is expected to contract by approximately 1.4%, with branded and private label manufacturers experiencing contraction of 1.6% and 1.0%, respectively. This contraction is in contradiction to increased disposable income resulting from lower oil and fuel prices. Recent data shows that food away from home outlets have shown positive same store growth trends, with quick serve restaurants improving faster than traditional restaurants. The Company expects that overall tonnage will continue to be challenged, with pockets of growth in areas such as “natural” or “better for you” products. This expectation is based on reports that indicate an increased focus on clean ingredients and labels, resulting in higher demand for “natural” or organic type products. For example, consumers appear to be more interested in foods described as being “better for you,” which include fresh or freshly prepared foods, and natural, organic, or specialty foods, most of which are located at the perimeter of the store. We have also reviewed reports indicating that certain retailers are shifting, on a test basis, traditional snack food items to lower shelves and replacing them with items that can be described as “better for you”, including items such as nuts, trail mixes, dried/fresh fruits and granola bars. Also making news is the shifting landscape of cage-free eggs. There have been numerous reports of restaurants and retailers increasing the use of cage-free eggs. As a manufacturer that uses eggs, we have considered this trend and have secured suppliers to provide cage-free eggs, if and when necessary. We believe we have the necessary resources available to address these trends and to continue to focus on consumer’s needs by developing new formulations, packaging, and sizes.

During 2015 and 2014, the U.S. dollar strengthened, resulting in higher input costs for Canadian produced products, as many of the inputs are sourced in the United States. Based on available information, the Company believes the U.S. dollar may continue to strengthen in 2016, resulting in further Canadian foreign exchange losses. The Company estimates the impact on input costs to be approximately $2 million for each one cent change in the exchange rate between the U.S. and Canadian dollar. In addition to higher input costs, the Company is impacted by the re-measurement of the Canadian dollar denominated intercompany loans and the translation of the Canadian dollar financial statements.

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

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. Over the last three years, the Company has generated $714.0 million in cash flow from operating activities due to strong earnings and by focusing on working capital management. If we need additional borrowings in the future, we believe that we have adequate availability under our Revolving Credit Facility. Approximately $534.2 million was available under the Revolving Credit Facility as of December 31, 2015. See Notes 11 and 25 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

Subsequent to year end, on February 1, 2016, the Company completed its proposed acquisition of the Private Brands Business for approximately $2.7 billion, subject to working capital and other adjustments. The acquisition was funded by the issuance of approximately 13.3 million shares of our common stock at $65 per share, $775 million of 2024 Notes, and $1,025.0 million of Term Loan A-2 financing, with the remaining balance funded by borrowings from the Company’s Revolving Credit Facility. The Company obtained Term Loan A-2 pursuant to an Amended and Restated Credit Agreement, dated as of February 1, 2016. The Amended and Restated Credit Agreement amends, restates and replaces the Company’s existing Credit Agreement, dated as of May 6, 2014. The Revolving Credit Facility, Term Loan A, and Term Loan A-1 will now mature on February 1, 2021. The Amended and Restated Credit Agreement contains substantially the same covenants as the prior Credit Agreement. Under the Amended and Restated Credit Agreement, the Company’s borrowings under the Credit Agreement are secured obligations, however, the security requirements will be removed once the consolidated leverage ratio is at or below 3.5 and the Company has no other pari-passu secured debt outstanding.

Cash flows from operating activities:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Net income	$114,910	$89,880	$86,988
Depreciation and amortization	122,067	115,915	108,642
Stock-based compensation	22,877	25,067	16,118
Deferred income taxes	(6,006)	8,101	(11,894)
Loss on extinguishment of debt	—	22,019	—
Changes in operating assets and liabilities, net of acquisitions	9,228	(57,017)	11,693
Other	22,242	7,992	5,143

Net cash provided by operating activities	$285,318	$211,957	$216,690

Cash provided by operations was $285.3 million in 2015, compared to $212.0 million in 2014, an increase of $73.3 million. Contributing to the increase is higher net income of $9.2 million, after considering depreciation and amortization, and the impact of the loss on extinguishment of debt in 2014. Cash provided by operating activities was also positively impacted by a $66.2 million improvement from changes in working capital and $12.7 million from the impact of Canadian foreign exchange (included in the Other line above). The strengthening of the U.S. dollar as compared to the Canadian dollar resulted in increased foreign exchange expense versus the same period last year. Within working capital, changes in receivables are the most significant, providing $40.1 million in cash flows due to more efficient cash collections and softer sales in 2015 versus 2014. Changes in inventories provided $27.2 million, resulting from the deceleration of inventory growth experienced in the prior year. Inventory levels were higher in the prior year, primarily due to softer than expected sales, as the Company continued to build inventory. Also contributing to the increase in the prior year was an increase in the amount of inventory produced to maintain and improve service levels. In the current year, the Company focused on managing inventory, without sacrificing service, which resulted in a consistent year-over-year inventory balance. Another contributor to the increase in cash provided by operating activities was the lower level of stock option exercises as compared to the prior year, which provided $12.3 million in cash flows due to lower related excess tax benefits. Stock option exercise activity was higher in the prior year in anticipation of the upcoming expiration of stock options that were granted in 2005 to our executive officers.

Cash provided by operating activities is used to pay down debt and pay for additions to property, plant, and equipment.

Cash flows from investing activities:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Additions to property, plant, and equipment	$(72,734)	$(88,575)	$(74,780)
Additions to other intangible assets	(13,362)	(10,643)	(6,403)
Purchase of investments	(831)	(584)	(8,140)
Proceeds from sale of investments	—	63	165
Acquisitions, less cash acquired	—	(993,009)	(218,652)
Proceeds from sale of fixed assets	606	2,842	960

Net cash used in investing activities	$(86,321)	$(1,089,906)	$(306,850)

In 2015, cash used in investing activities decreased by $1.0 billion, compared to 2014. The decrease in cash used in investing activities was primarily attributable to the acquisitions of Protenergy and Flagstone in the second and third quarters of 2014, respectively, while there were no acquisitions in the current year. The Company continued to invest in property, plant, and equipment in 2015, although at lower levels than in 2014.

We expect capital spending programs to be approximately $110 million in 2016. Capital spending in 2016 will focus on food safety, quality, productivity improvements, continued implementation of an ERP system, and routine equipment upgrades or replacements at our plants.

Cash flows from financing activities:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Net (repayment) borrowing of debt	$(215,262)	$511,805	$42,000
Payments of deferred financing costs	(242)	(13,712)	—
Payment of debt premium for extinguishment of debt	—	(16,693)	—
Net proceeds from issuance of stock	—	358,364	—
Excess tax benefits from stock-based compensation	5,329	17,593	4,372
Net receipts related to stock based award activities	1,834	27,832	1,291
Other	(215)	—	(1,945)

Net cash (used in) provided by financing activities	$(208,556)	$885,189	$45,718

Net cash used in financing activities was $208.6 million in 2015, compared to net cash provided by financing activities of $885.2 million in 2014. During 2014, the Company acquired Protenergy and Flagstone using funds from the Credit Agreement and the issuance of stock, while there were no acquisitions during 2015. Consequently, the Company used excess funds to pay down its Revolving Credit Facility in 2015.

Subsequent to year end, the Company purchased the Private Brands Business for approximately $2.7 billion, subject to working capital and other adjustments, and funded the acquisition through the issuance of 13.3 million shares of common stock having gross proceeds of approximately $862.5 million, $775.0 million of senior unsecured notes, due February 15, 2024, and $1,025.0 million of Term Loan A-2 financing, due February 1, 2021, with the remaining balance funded by borrowings from the Company’s Revolving Credit Facility.

The Company contributed $2.0 million, $4.1 million, and $5.3 million in 2015, 2014, and 2013, respectively, to its pension plan, and expects to make contributions of approximately $2.6 million in 2016.

The earnings of our Canadian operations generate a portion of the Company’s cash. The Company asserts that these earnings are indefinitely reinvested in Canada and, accordingly, are not available to fund U.S. operating activities. As of December 31, 2015, there was $24.4 million of cash and cash equivalents held by our Canadian subsidiaries that was not available to fund operations in the U.S. If the cash held in Canada was repatriated, the Company would need to accrue and pay taxes on the repatriated funds. These funds will be used for general corporate purposes in Canada, including capital projects and acquisitions. We do not believe that the indefinite reinvestment of these funds in Canada impairs our ability to meet our debt or working capital obligations.

Seasonality

In the aggregate, our sales do not vary significantly by quarter but are slightly weighted toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, and hot cereal, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of soup and snack nuts are generally higher in the fourth quarter. Warmer weather products such as dressings and pickles typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the first and fourth quarters following the seasonality of our sales.

Sources of Capital

	December 31,
	2015	2014
	(In thousands)
Revolving Credit Facility	$353,000	$554,000
Term Loan A	295,500	298,500
Term Loan A-1	190,000	197,500
2022 Notes	400,000	400,000
Tax increment financing and other debt	6,002	9,861

Total debt outstanding	1,244,502	1,459,861
Stockholder’s equity	1,854,859	1,759,257

Total capital resources	$3,099,361	$3,219,118

On May 6, 2014, the Company entered into a new five year revolving credit facility with an aggregate commitment of $900 million (the “Revolving Credit Facility”) and a $300 million term loan (“Term Loan A”)

pursuant to a new credit agreement. The proceeds from the Term Loan A and a draw at closing on the Revolving Credit Facility were used to repay in full, amounts outstanding under our prior $750 million revolving credit facility (the “Prior Credit Agreement”). The new credit agreement replaced the Prior Credit Agreement, which was terminated upon the repayment of the amounts outstanding thereunder on May 6, 2014.

On July 29, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”), which, among other things, provided for a new $200 million term loan (“Term Loan A-1”). Term Loan A-1 (formerly known as the “Acquisition Term Loan”) was used to fund, in part, the acquisition of Flagstone.

The Revolving Credit Facility, Term Loan A, and Term Loan A-1 are known collectively as the “Credit Agreement.” The Company is in compliance with all applicable covenants as of December 31, 2015. From an interest coverage ratio perspective, the Company’s ratio is nearly 106.7% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 45.3% below the maximum level. The Company’s average interest rate on debt outstanding under its Credit Facility for the twelve months ended December 31, 2015 was 1.91%.

On February 1, 2016, the Company entered into the Amended and Restated Credit Agreement, which, among other things, changed various maturity dates, provided for the issuance of a new term loan that is secured, and changed credit spreads. The below is a summary of the Credit Agreement as of December 31, 2015.

Revolving Credit Facility — As of December 31, 2015, $534.2 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. The Revolving Credit Facility matures on May 6, 2019. In addition, as of December 31, 2015, there were $12.8 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect subsidiaries described as follows: During the fourth quarter of 2015, the Company updated its legal structure and consolidated American Importing Company, Inc., Ann’s House of Nuts, Inc., and Snacks Parent Corporation into a single 100% owned indirect guarantor subsidiary, Flagstone Foods, Inc. (formerly known as Snacks Holding Corporation). Additionally, the following legal entities were added as guarantors in the fourth quarter: Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; and Cains GP, LLC. As a result, Bay Valley Foods, LLC, Sturm Foods, Inc., and S.T. Specialty Foods, Inc. together with the fourth quarter changes noted above, and certain other subsidiaries that may become guarantors in the future are collectively known as the “Guarantor Subsidiaries.” In the fourth quarter of 2014, EDS Holdings, LLC was removed as a Guarantor Subsidiary. The Revolving Credit Facility contains various financial and restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio. The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $50 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

Term Loan A — On May 6, 2014, the Company entered into a $300 million senior unsecured term loan pursuant to the Credit Agreement. Term Loan A matures on May 6, 2021. The interest rates applicable to the Term Loan A are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%. Payments are due on a quarterly basis. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of December 31, 2015, $295.5 million was outstanding under Term Loan A.

Term Loan A-1 — On July 29, 2014, the Company entered into a $200 million unsecured term loan pursuant to the Credit Agreement. Term Loan A-1 matures on May 6, 2019. The interest rates applicable to Term Loan A-1 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 2.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00%. Payments are due on a quarterly basis. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of December 31, 2015, $190.0 million was outstanding under Term Loan A-1.

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

The Indenture provides, among other things, that the 2022 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2022 Notes are fully and unconditionally, as well as jointly and severally, guaranteed on a senior unsecured basis by the Guarantor Subsidiaries, in addition to any future domestic subsidiaries that guarantee or become borrowers under its credit agreement, or guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries. Interest is payable on March 15 and September 15 of each year. The 2022 Notes will mature on March 15, 2022.

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

The Recent Developments section describes changes to our capital structure that occurred subsequent to year end, in connection with the acquisition of the Private Brands Business and the Company’s entrance into the Amended and Restated Credit Agreement.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2015:

Indebtedness, Purchase, and Lease Obligations

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
	(In thousands)
Revolving Credit Facility (1)	$374,447	$6,411	$12,823	$355,213	$—
Term Loan A (2)	331,668	9,915	19,619	19,337	282,797
Term Loan A-1 (3)	202,838	14,101	30,035	158,702	—
2022 Notes (4)	526,750	19,500	39,000	39,000	429,250
Capital lease obligations (5)	4,917	3,105	1,616	141	55
Purchasing obligations (6)	490,337	455,799	28,590	3,906	2,042
Operating leases (7)	105,597	21,925	32,615	21,420	29,637
Benefit obligations (8)	39,727	3,422	6,981	7,648	21,676
Deferred compensation (9)	11,631	421	477	5,332	5,401
Unrecognized tax benefits (10)	15,590	1,565	11,640	1,049	1,336
Tax increment financing (11)	1,474	379	761	334	—

Total	$2,104,976	$536,543	$184,157	$612,082	$772,194

(1)	The Revolving Credit Facility includes an obligation of $353.0 million of principal outstanding as of December 31, 2015. The principal is due May 6, 2019. The Revolving Credit Facility had interest at an average rate of 1.82% at December 31, 2015. (See Note 11 to our Consolidated Financial Statements for additional information.)
(2)	Term Loan A includes an obligation of $295.5 million of principal outstanding as of December 31, 2015. Term Loan A matures on May 6, 2021. Term Loan A had interest at an average rate of 2.35% at December 31, 2015. (See Note 11 to our Consolidated Financial Statements for additional information.)
(3)	Term Loan A-1 includes an obligation of $190.0 million of principal outstanding as of December 31, 2015. Term Loan A-1 had interest at an average rate of 2.20% at December 31, 2015. Term Loan A-1 matures on May 6, 2019. (See Note 11 to our Consolidated Financial Statements for additional information.)
(4)	The 2022 Notes include an obligation of $400 million of principal. The 2022 Notes have an interest rate of 4.875% and mature on March 15, 2022. (See Note 11 to our Consolidated Financial Statements for additional information.)
(5)	Payments required under long-term capital lease contracts.
(6)	Purchasing obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are a part of our production process.
(7)	In accordance with generally accepted accounting principles in the United States of America (“GAAP”), the accompanying balance sheets do not reflect operating lease obligations. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.
(8)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.

(9)	Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.
(10)	The unrecognized tax benefit long-term liability recorded by the Company was $15.6 million at December 31, 2015. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrealized tax benefit included in the tabular reconciliation (see Note 10 to our Consolidated Financial Statements for additional information) was approximately $19.5 million. The difference between the gross unrecognized tax benefit and the amount per the Contractual Obligations — Indebtedness, Purchase and Lease Obligations table is due to the inclusion above of corollary positions, interest, penalties, as well as the impact of state taxes on the federal tax liability. Deferred tax liabilities are excluded from the table due to uncertainty in their timing.
(11)	Tax increment financing obligation includes principal and interest payments based on an interest rate of 7.16%. Final payment is due May 1, 2019. (See Note 11 to our Consolidated Financial Statements for additional information.)

In addition to the commitments set forth in the above table, at December 31, 2015, the Company had $12.8 million in letters of credit, the majority of which related to the Company’s workers’ compensation program.

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

Accounts Receivable Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. This allowance is based on a combination of historical rolling twelve month average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $23.0 million and $21.8 million, at December 31, 2015 and 2014, respectively.

Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method and Flagstone inventories are valued using the weighted average costing approach, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. These valuations have been reduced by an allowance for obsolete and defective products and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimates of future demand, changes in formulas and packaging materials, and inferior product. The Company’s allowances were $22.3 million and $18.0 million at December 31, 2015 and 2014, respectively.

Goodwill and Intangible Assets — Goodwill and intangible assets totaled $2,296.4 million as of December 31, 2015, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized. For purposes of goodwill impairment testing goodwill has been allocated to the following reporting units:

Reporting Unit	Goodwill at December 31, 2015
(In thousands)
North American Retail Grocery – U.S.	$799,377
North American Retail Grocery – Flagstone	511,275
North American Retail Grocery – Canada	112,789
Food Away From Home – U.S.	81,266
Food Away From Home – Canada	11,001
Industrial and Export – U.S.	134,086

Total	$1,649,794

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

The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2015. Our assessment did not result in an impairment. We have ten reporting units, six of which contain goodwill totaling $1,649.8 million. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied, with the weighted average of all discount rates approximating the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the six reporting units with goodwill, all have fair values that the Company considers to be substantially in excess of their carrying values (between 10% and 135%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

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

We reviewed our indefinite lived intangible assets, which include our trademarks totaling $25.2 million, using the relief from royalty method. Significant assumptions include the royalty, growth, margins, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. Our analysis resulted in no impairment. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Our analysis resulted in fair values that are in excess of the asset’s carrying value by 45% to 176%. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We evaluate amortizable intangible assets, which primarily include customer relationships and trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its fair value, which is generally based on discounted future cash flows.

No impairment was identified and the Company concluded no changes are necessary to the remaining useful lives or values of the remaining amortizable intangible assets as of December 31, 2015.

Purchase Price Allocation — We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangible assets, and liabilities assumed are assigned a portion of the purchase price of the acquired company, normally equal to their fair values at the date of acquisition. While each acquisition is different, the Company typically identifies customer lists, formulas, and trade names as identifiable intangible assets, with the majority of value being allocated to customer lists. The excess of the purchase price of the acquired company over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed, is recorded as goodwill. We record the initial purchase price allocation based on an evaluation of information and estimates available at the date of the financial statements. As final information regarding fair values of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair value of assets and liabilities differ from their preliminary purchase price allocations, such differences would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair values of individual assets acquired and liabilities assumed, including quoted market prices, forecasted future cash flows, net realizable values, estimates of the present value of required payments, and determination of remaining useful lives.

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

Stock-Based Compensation — Income before income taxes, for the years ended December 31, 2015 and December 31, 2014, included share-based compensation expense for employees and directors of $22.9 million and $25.1 million, respectively.

The fair value of stock options, restricted stock, restricted stock unit awards, and performance units (the “Awards”) is determined on the date of grant. Stock options are valued using a Black Scholes model. Performance units and all other restricted stock and restricted stock unit awards are valued using the closing price of the Company’s stock on the date of grant. Stock-based compensation expense, as calculated and recorded, could have been impacted if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. Expected volatilities are based on historical volatilities of the Company’s stock price. The Company has estimated that certain employees will complete the required service conditions associated with the Awards. For all other employees, the Company estimates forfeitures as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based the expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. Under this approach, the expected term is 6 years. The assumptions used to calculate the stock option and restricted stock awards granted in 2015 are presented in Note 14 to the Consolidated Financial Statements.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims, and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors that contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2015 and 2014, we recorded accrued liabilities related to these retained risks of $15.8 million and $14.7 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history, and cost trends could result in substantially different results in the future.

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

Our current asset mix guidelines, under our investment policy as written by our investment committee (the “Investment Committee”), target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2015, our master trust was invested as follows: equity securities of 59.7%; fixed income securities of 39.9%; and cash and cash equivalents of 0.4%.

We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model and historical returns on comparable equity, debt, and other investments. The resulting weighted average expected long-term rate of return on plan assets is 6.0%.

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP requires that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 4.5% at December 31, 2015. If the discount rate were one percent higher, the pension plan liability would have been approximately 12.4%, or $8.4 million lower, as of December 31, 2015. If the discount rate were one percent lower, the pension plan liability would have been approximately 15.5%, or $10.6 million higher, as of December 31, 2015.

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

The reconciliation of diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Consolidated Statements of Income, is as follows:

	Twelve Months Ended December 31,
	2015	2014
	(unaudited)
Diluted EPS as reported	$2.63	$2.23
Foreign currency loss on re-measurement of intercompany notes	0.31	0.17
Acquisition, integration, and related costs	0.20	0.65
Restructuring/facility consolidation costs	0.07	0.04
Mark-to-market adjustments	(0.01)	0.05
Debt refinancing costs	—	0.39

Adjusted EPS	$3.20	$3.53

During 2015, the Company entered into transactions that affected the year-over-year comparison of its financial results that include foreign currency losses on intercompany notes, mark-to-market adjustments, and restructuring costs.

The Company acquired two entities in 2014 and no entities in 2015, leading to a decrease in year-over-year acquisition and integration costs. Acquisition and integration costs incurred in 2015 primarily related to the acquisition of the Private Brands Business, which was completed on February 1, 2016.

During 2014 the Company incurred $22.2 million of costs related to debt refinancing activities completed during the year, while in 2015 there were no debt refinancing activities.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency losses of $20.6 million in 2015 versus $10.4 million in the prior year to re-measure the loans at year end. The increase is due to the devaluation of the Canadian dollar versus the U.S. dollar in 2015 versus 2014. These charges are non-cash and the loans are eliminated in consolidation.

The Company’s derivative contracts are marked-to-market each period with the changes being recorded in the Consolidated Statements of Income. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized.

As the Company continues to grow, consolidation or restructuring activities are necessary. During 2015, the Company incurred approximately $4.8 million in costs versus $2.4 million last year.

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

The following table reconciles the Company’s net income as presented in the Consolidated Statements of Income, the relevant GAAP measure, to adjusted net income (used for adjusted EPS) and adjusted EBITDA for the twelve months ended December 31, 2015 and 2014:

	Twelve Months Ended December 31,
	2015	2014
	(unaudited in thousands)
Net income as reported	$114,910	$89,880
Foreign currency loss on re-measurement of intercompany notes (1)	20,627	10,430
Mark-to-market adjustments (2)	(622)	3,054
Acquisition, integration, and related costs (3)	11,685	36,384
Debt refinancing costs (4)	—	22,189
Restructuring/facility consolidation costs (5)	4,837	2,421
Less: Taxes on adjusting items	(11,747)	(22,484)

Adjusted net income	$139,690	$141,874

Interest expense	45,474	42,036
Interest income	(2,967)	(990)
Income taxes	56,354	46,690
Depreciation and amortization (6)	121,982	111,649
Stock-based compensation expense	22,877	25,067
Add: Taxes on adjusting items	11,747	22,484

Adjusted EBITDA	$395,157	$388,810

		Twelve Months Ended
	Location in	December 31,
	Consolidated Statements of Income	2015	2014
		(unaudited in thousands)
(1) Foreign currency loss on re-measurement of intercompany notes	Loss on foreign currency exchange	$20,627	$10,430

(2) Mark-to-market adjustments	Other (income) expense, net	$(622)	$3,054

(3) Acquisition, integration and related costs	General and administrative	$10,500	$18,313
	Cost of sales	$699	$16,034
	Selling and distribution	$42	$135
	Other (income) expense, net	$444	$1,902

(4) Debt refinancing costs	Loss on extinguishment of debt	$—	$22,019
	General and administrative	$—	$170

(5) Restructuring/facility consolidation costs	Other operating expense, net	$1,817	$2,421
	Cost of sales	$3,020	$—

(6) Depreciation and amortization included in acquisition, integration and related costs	General and administrative	$85	$—
	Cost of sales	$—	$4,266

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

Our exposure to market risk for changes in interest rates relates primarily to the amount of interest expense we expect to pay with respect to our Credit Agreement, which is tied to variable market rates including LIBOR and prime interest rates. Based on our outstanding debt balance of $838.5 million under the Credit Agreement as of December 31, 2015, each 1% rise in our interest rate would increase our interest expense by approximately $8.4 million annually. We do not hold any derivative financial instruments which could expose us to significant interest rate market risk, as of December 31, 2015.

Commodity Price Risk

Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the balance sheet of the Company. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio (inclusive of contracts that qualify for the normal purchases and normal sales scope exception). Based on our analysis, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the portfolio by $23.8 million and $(23.8) million, respectively. We do not utilize financial instruments for trading purposes.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing fiscal 2015 to 2014, price increases in coffee, vegetables, and fruits were offset by price decreases in soybean oil, dairy, and sweeteners. The price of crude oil has also been particularly volatile recently. Additionally, the spread of avian flu throughout the U.S. chicken population drove egg prices significantly higher in 2015. As a purchaser of eggs for various products, we are subject to these price changes and worked to minimize the impact on our results. We expect the volatile nature of these costs to continue, with an overall long-term upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts. Forward purchase contracts help us manage our business and reduce cost volatility. There can be no assurance that our purchasing programs will result in the optimal price. Some of these forward purchase contracts qualify as derivatives; however, the majority of commodity forward contracts are not derivatives. Those that are derivatives generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Consolidated Balance Sheets, with changes in value being recorded in the Consolidated Statements of Income.

Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include soybean oil, corn syrup, nuts (cashews, peanuts, pecans and almonds), palm oil, coconut oil, wheat, sugar, tomatoes, oats, casein, cheese, eggs, non-fat dry milk, coffee, tea, cucumbers, peppers, processed meats, and fruit. These ingredients are generally purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. When entering into contracts for input costs, the Company generally seeks contract lengths between nine and twelve months. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays, political unrest, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass, plastic, and corrugated containers, metal closures, and metal cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian subsidiaries, where the functional currency is the Canadian dollar. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the Loss on foreign currency exchange line of the Consolidated Statements of Income where the Company recognized losses of $26.1 million, $13.4 million, and $2.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

A significant portion of the Company’s Canadian operations purchase their inputs and packaging materials in U.S. dollars, resulting in higher costs when the U.S. dollar strengthens compared to the Canadian dollar. The Company estimates the impact on input costs (and Cost of sales) to be approximately $2 million for each one cent change in the exchange rate between the U.S. and Canadian dollar.

Also impacted by foreign exchange is the translation of the Company’s Canadian financial statements. For the years ended December 31, 2015, 2014, and 2013, the Company recognized translation losses of $49.2 million, $26.6 million, and $22.7 million, respectively, as a component of Accumulated other comprehensive loss.

During 2015, the U.S. dollar strengthened, resulting in the losses described above. The devaluation of the Canadian dollar, in management’s view, is correlated to the reduced price of oil. The average exchange rate between the U.S. and Canadian dollar has resulted in the U.S. dollar strengthening approximately 13.5% over the average rate in 2014, while the exchange rate at December 31, 2015 shows that the U.S. dollar strengthened approximately 16.4% as compared to the rate at December 31, 2014. Recent economic data and the strengthening of the average U.S. dollar over the last two years indicates the potential for further strengthening of the U.S. dollar in 2016, resulting in further Canadian foreign exchange losses.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of December 31, 2015, the Company had $23.0 million of U.S. dollar foreign currency contracts outstanding.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements for 2015 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2016

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$34,919	$51,981
Investments	8,388	9,148
Receivables, net of allowance for doubtful accounts of $582 and $1,333	203,198	233,656
Inventories, net	584,115	594,098
Prepaid expenses and other current assets	16,583	24,989

Total current assets	847,203	913,872
Property, plant, and equipment, net	541,528	543,778
Goodwill	1,649,794	1,667,985
Intangible assets, net	646,655	716,298
Other assets, net	17,616	16,389

Total assets	$3,702,796	$3,858,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$260,580	$296,860
Current portion of long-term debt	14,893	12,994

Total current liabilities	275,473	309,854
Long-term debt	1,221,741	1,437,749
Deferred income taxes	279,108	283,890
Other long-term liabilities	71,615	67,572

Total liabilities	1,847,937	2,099,065
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 90,000 shares authorized, 43,126 and 42,663 shares issued and outstanding, respectively	431	427
Additional paid-in-capital	1,207,167	1,177,342
Retained earnings	760,729	645,819
Accumulated other comprehensive loss	(113,468)	(64,331)

Total stockholders’ equity	1,854,859	1,759,257

Total liabilities and stockholders’ equity	$3,702,796	$3,858,322

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$3,206,405	$2,946,102	$2,293,927
Cost of sales	2,562,102	2,339,498	1,818,378

Gross profit	644,303	606,604	475,549
Operating expenses:
Selling and distribution	180,503	174,602	134,998
General and administrative	161,649	158,793	121,065
Amortization expense	60,598	52,634	35,375
Other operating expense, net	1,817	2,421	5,947

Total operating expenses	404,567	388,450	297,385

Operating income	239,736	218,154	178,164
Other expense (income):
Interest expense	45,474	42,036	49,304
Interest income	(2,967)	(990)	(2,185)
Loss on foreign currency exchange	26,052	13,389	2,890
Loss on extinguishment of debt	—	22,019	—
Other (income) expense, net	(87)	5,130	3,245

Total other expense	68,472	81,584	53,254

Income before income taxes	171,264	136,570	124,910
Income taxes	56,354	46,690	37,922

Net income	$114,910	$89,880	$86,988

Net earnings per basic share	$2.67	$2.28	$2.39
Net earnings per diluted share	$2.63	$2.23	$2.33
Weighted average shares — basic	43,052	39,348	36,418
Weighted average shares — diluted	43,709	40,238	37,396

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$114,910	$89,880	$86,988
Other comprehensive (loss) income:
Foreign currency translation adjustments	(49,186)	(26,637)	(22,682)
Pension and postretirement reclassification adjustment (1)	49	(5,931)	7,451
Derivative reclassification adjustment (2)	—	—	108

Other comprehensive loss	(49,137)	(32,568)	(15,123)

Comprehensive income	$65,773	$57,312	$71,865

(1)	Net of tax of $30, $(3,683), and $4,592 for the years ended December 31, 2015, 2014, and 2013, respectively.
(2)	Net of tax of $68 for the year ended December 31, 2013.

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid –In Capital	Earnings	Accumulated Other Comprehensive Loss	Equity
	Shares	Amount
Balance, January 1, 2013	36,197	$362	$726,582	$468,951	$(16,640)	$1,179,255

Net income	—	—	—	86,988	—	86,988
Other comprehensive loss	—	—	—	—	(15,123)	(15,123)

Comprehensive income	—	—	—	—	—	71,865
Equity awards exercised	296	3	5,860	—	—	5,863
Stock-based compensation	—	—	16,135	—	—	16,135

Balance, December 31, 2013	36,493	$365	$748,577	$555,939	$(31,763)	$1,273,118

Net income	—	—	—	89,880	—	89,880
Other comprehensive loss	—	—	—	—	(32,568)	(32,568)

Comprehensive income	—	—	—	—	—	57,312

Shares issued	4,950	50	358,750	—	—	358,800
Equity awards exercised	1,220	12	44,936	—	—	44,948
Stock-based compensation	—	—	25,079	—	—	25,079

Balance, December 31, 2014	42,663	$427	$1,177,342	$645,819	$(64,331)	$1,759,257

Net income	—	—	—	114,910	—	114,910
Other comprehensive loss	—	—	—	—	(49,137)	(49,137)

Comprehensive income	—	—	—	—	—	65,773
Equity awards exercised	463	4	6,948	—	—	6,952
Stock-based compensation	—	—	22,877	—	—	22,877

Balance, December 31, 2015	43,126	$431	$1,207,167	$760,729	$(113,468)	$1,854,859

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$114,910	$89,880	$86,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,469	63,281	73,267
Amortization	60,598	52,634	35,375
Stock-based compensation	22,877	25,067	16,118
Excess tax benefits from stock-based compensation	(5,329)	(17,593)	(4,372)
Loss on extinguishment of debt	—	22,019	—
Mark-to-market (gain) loss on derivative contracts	(622)	3,051	(937)
Mark-to-market loss (gain) on investments	11	(724)	(1,240)
Loss on disposition of assets	664	5,323	1,118
Deferred income taxes	(6,006)	8,101	(11,894)
Loss on foreign currency exchange	26,052	13,389	2,890
Write-down of tangible assets	3,020	—	1,531
Other	(1,554)	4,546	6,153
Changes in operating assets and liabilities, net of acquisitions:
Receivables	21,531	(18,563)	(9,270)
Inventories	17	(27,187)	(11,387)
Prepaid expenses and other assets	20,948	(5,910)	2,656
Accounts payable, accrued expenses, and other liabilities	(33,268)	(5,357)	29,694

Net cash provided by operating activities	285,318	211,957	216,690
Cash flows from investing activities:
Additions to property, plant, and equipment	(72,734)	(88,575)	(74,780)
Additions to other intangible assets	(13,362)	(10,643)	(6,403)
Acquisitions, less cash acquired	—	(993,009)	(218,652)
Proceeds from sale of fixed assets	606	2,842	960
Purchase of investments	(831)	(584)	(8,140)
Proceeds from sale of investments	—	63	165

Net cash used in investing activities	(86,321)	(1,089,906)	(306,850)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	152,200	938,400	517,250
Payments under Revolving Credit Facility	(353,200)	(919,400)	(375,250)
Proceeds from issuance of Term Loans A and A-1	—	500,000	—
Payments on Term Loans A and A-1	(10,500)	(4,000)	—
Proceeds from issuance of 2022 Notes	—	400,000	—
Payments on 2018 Notes	—	(400,000)	—
Payments on other long-term debt	—	—	(100,000)
Payments on capitalized lease obligations and other debt	(3,762)	(3,195)	(1,945)
Payments of deferred financing costs	(242)	(13,712)	—
Payment of debt premium for extinguishment of debt	—	(16,693)	—
Net proceeds from issuance of stock	—	358,364	—
Net receipts related to stock-based award activities	1,834	27,832	1,291
Excess tax benefits from stock-based compensation	5,329	17,593	4,372
Other	(215)	—	—

Net cash (used in) provided by financing activities	(208,556)	885,189	45,718

Effect of exchange rate changes on cash and cash equivalents	(7,503)	(1,734)	(3,490)
Net (decrease) increase in cash and cash equivalents	(17,062)	5,506	(47,932)
Cash and cash equivalents, beginning of year	51,981	46,475	94,407

Cash and cash equivalents, end of year	$34,919	$51,981	$46,475

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015, 2014 and 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its 100% owned direct and indirect subsidiaries (the “Company,” “TreeHouse,” “we,” “us,” or “our”). All intercompany balances and transactions are eliminated in consolidation. In 2014, as a result of the Flagstone acquisition, the Company added a new product category for Snacks. This change did not require prior period adjustments. See Note 22 for more information.

Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 and 2014, $24.4 million and $31.6 million, respectively, represents cash held in Canada, in local currency, and is convertible into other currencies. The cash held in Canada is expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

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

Intangible and Other Assets — Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life
Customer relationships	Straight-line method over 5 to 20 years
Trademarks	Straight-line method over 10 to 20 years
Non-competition agreements	Straight-line method over the terms of the agreements
Deferred financing costs associated with line-of-credit arrangements	Straight-line method over the terms of the arrangements
Formulas/recipes	Straight-line method over 5 to 7 years
Computer software	Straight-line method over 2 to 7 years

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

Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment (as of December 31) at the reporting unit level using market and income approaches, employing significant assumptions regarding growth, discount rates, and profitability at each reporting unit. The market approach uses a market multiple methodology employing revenues and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and applies a range of multiples to those amounts in determining the indicated fair value. In determining the multiples used in this approach, we obtain the multiples for selected peer companies using the most recent publically available information. Our estimates under the income approach are determined based on a discounted cash flow model. In determining the indicated fair value of each reporting unit, the Company weighs both the market and income approach results, with each approach given equal weighting. The resulting value is then compared to the carrying value of each reporting unit. If the book value of the reporting unit exceeds the indicated fair value, goodwill is then considered under the second step of the impairment test. In the second step, goodwill impairment is measured as the difference between the implied value of goodwill and its carrying value. The implied value of goodwill is determined based on a hypothetical analysis that calculates the fair value of goodwill as if the related reporting unit were being acquired in a business combination.

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

Foreign Currency Translation and Transactions — The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in Other expense, net in the Consolidated Statements of Income.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $87.2 million, $80.0 million, and $55.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in the General and administrative expense line of our Consolidated Statements of Income. Expenditures totaled $14.3 million, $12.8 million, and $17.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Advertising Costs — Advertising costs are expensed as incurred and reported in the Selling and distribution expense line of our Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes in a classified statement of financial position by requiring that all deferred income tax assets and liabilities be classified as noncurrent. Although the ASU is effective for fiscal years beginning after December 15, 2016, earlier application is permitted. The Company retrospectively adopted this ASU for the fiscal 2015 reporting period, which resulted in the reclassification of deferred income tax assets in the Consolidated Balance Sheets for all periods presented. The adoption of the ASU had no impact on the Consolidated Statements of Income. See Note 10 for additional details.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the Securities and Exchange Commission’s (“SEC”) position on the presentation and measurement of debt issuance costs incurred in connection with line-of-credit arrangements. The ASU clarifies that the SEC will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. This ASU is effective upon issuance and did not change how the Company historically reported its deferred issuance costs incurred in connection with its line of credit.

In April 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize investments within the fair value hierarchy for which fair value is measured using the net asset value per share practical expedient discussed in ASC 820-10-35. The ASU also limits required disclosures to investments for which an entity has elected to measure fair value using the practical expedient. Under current guidance, certain disclosures are required for all investments eligible to be measured at fair value using the net asset value per share practical expedient. Although the ASU is effective for fiscal years beginning after December 15, 2015, earlier application is permitted. The Company retrospectively adopted this ASU for the fiscal 2015 reporting period, which resulted in the removal of disclosures with regard to the categorization within the fair value hierarchy for certain investments measured using the practical expedient for all periods presented. The adoption of this ASU had no impact on the Consolidated Balance Sheets and Consolidated Statements of Income. See Note 16 for additional details.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the balance sheet. Under the ASU, an entity will present debt issuance costs as a direct deduction of the related debt liability with the amortization of the debt issuance costs reported as interest expense. Under current guidance, debt issuance costs are reported separately as an asset with the amortization recorded as interest expense. Although the ASU is effective for fiscal years beginning after December 15, 2015, earlier application is permitted. The Company retrospectively adopted this ASU for the fiscal 2015 reporting period, which resulted in the reclassification of certain debt issuance costs not associated with line-of-credit arrangements in the Consolidated Balance Sheets for all periods presented. The adoption of this ASU had no impact on the Consolidated Statements of Income. See Note 11 for additional details.

Not yet adopted

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, to simplify the accounting for adjustments made to provisional amounts. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal periods beginning after December 15, 2015. The Company will apply this guidance prospectively, beginning January 1, 2016.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). This ASU will not apply to inventory valued under the last-in-first-out method. Under current guidance, an entity is required to measure inventory at the lower of cost or market, with market defined as replacement cost, NRV, or NRV less a normal profit margin. The three market measurements added complexity and reduced comparability in the valuation of inventory. FASB issued this ASU as part of its simplification initiative to address these issues. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is in the process of evaluating the impact of the standard.

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

3.	RESTRUCTURING

City of Industry, California — On November 18, 2015, the Company announced the planned closing of the City of Industry, California facility after reviewing the operation and identifying an opportunity to lower production costs. Production at the facility, which primarily relates to liquid non-dairy creamer and refrigerated salad dressings in the Food Away From Home segment, is expected to cease in the first quarter of 2016, with full closure of the facility expected in the third quarter of 2016. Production will be moved to other Company-owned manufacturing facilities, as well as to third-party co-manufacturers. Total costs to close the City of Industry facility are expected to be approximately $10.9 million as detailed below, of which approximately $7.2 million is expected to be in cash. Expenses associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Consolidated Statements of Income, with the exception of asset-related costs, which are recorded in Cost of sales.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the plant closing costs:

	City of Industry Closure
	Year Ended December 31, 2015	Cumulative Costs To Date	Total Expected Costs
	(In thousands)
Asset-related	$3,020	$3,020	$3,716
Employee-related	1,162	1,162	1,964
Other closure costs	29	29	5,189

Total	$4,211	$4,211	$10,869

As of December 31, 2015, the Company has accrued $0.4 million of severance and $0.8 million with respect to a partial withdrawal liability from a multiemployer pension plan. No payments have been made with respect to these accruals.

Soup restructuring — In August of 2012, following a strategic review of the soup category, the Company announced a restructuring plan that included reductions to the cost structure of the Pittsburgh, Pennsylvania facility by reorganizing and simplifying the soup business there and the closure of the Mendota, Illinois soup plant. The restructuring has reduced manufacturing costs by streamlining operations and transferring production from the Mendota plant to the Pittsburgh plant. Production at the Mendota facility was primarily related to the North American Retail Grocery segment and ended as of December 31, 2012, with full plant closure in the second quarter of 2013. The Company incurred approximately $0.6 million of closure costs with respect to this project in 2015 and $1.5 million in 2014. Expenses incurred associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Consolidated Statements of Income. The restructuring is substantially complete.

Seaforth, Ontario, Canada — On August 7, 2012, the Company announced the closure of its salad dressing plant in Seaforth, Ontario, Canada, and the transfer of production to facilities where the Company has lower production costs. Production at the Seaforth, Ontario facility was primarily related to the North American Retail Grocery segment and ended in the fourth quarter of 2013, with full plant closure occurring in the first quarter of 2014. The Company incurred $0.9 million of closure costs with respect to this project in 2014 and none in 2015. Expenses incurred associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Consolidated Statements of Income. This restructuring is complete.

4.	ACQUISITIONS

Flagstone

On July 29, 2014, the Company acquired all of the outstanding shares of Flagstone, a privately owned U.S. based manufacturer of branded and private label varieties of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks. Flagstone is one of the largest manufacturers and distributors of private label wholesome snacks in the United States, and is the largest manufacturer of trail mix and dried fruits in the United States. The purchase price was approximately $854.2 million, net of acquired cash, after adjustments for working capital. The acquisition was financed through additional borrowings and the issuance of common stock. The acquisition expanded our existing product offerings by providing the Company with an entrance into the wholesome snack food category, while also providing more exposure to the perimeter of the store.

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

The Company allocated $231.7 million to customer relationships and $6.3 million to trade names, each of which have an estimated life of 15 years. The Company allocated $1.6 million to recipes and formulas, which have an estimated life of 5 years. The Company allocated $1.8 million to capitalized software with an estimated life of 1 year. The aforementioned intangibles are amortized on a straight line basis. The Company allocated $2.5 million to supplier relationships, which are amortized in a method reflecting the pattern in which the economic benefits of the intangible asset are consumed over the period of one year. The Company has allocated all $511.3 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities related to Flagstone’s product offerings in the snacking category. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $8.9 million in acquisition costs during the year ended December 31, 2014 and none in 2015. These costs are included in the General and administrative expense line of the Consolidated Statements of Income. Since the initial preliminary purchase price allocation included in the Company’s annual report for the year ended December 31, 2014, net adjustments of $5.7 million were made to decrease the fair values of the assets acquired and liabilities assumed with corresponding adjustments to goodwill.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information shows the results of operations for the Company as if its acquisition of Flagstone had been completed as of January 1, 2014. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the issuance of common stock, interest expense related tangible and intangible assets recognized as part of the business combination, the issuance of common stock, interest expense related to the financing of the business combination, and related income taxes. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

Year Ended December 31, 2014
(In thousands, except per share data)
Pro forma net sales	$3,332,108

Pro forma net income	$82,812

Pro forma basic earnings per common share	$1.97

Pro forma diluted earnings per common share	$1.93

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company allocated $49.5 million to customer relationships that have an estimated life of 15 years and $0.4 million to formulas with an estimated life of 5 years. These intangible assets are amortized on a straight line basis. The Company recorded $7.6 million of unfavorable contractual agreements, which have an estimated life of 2.6 years. These unfavorable contracts are amortized in a method reflecting the pattern in which the economic costs are incurred. As of the acquisition date, the Company has allocated all $50.7 million of goodwill to the North American Retail Grocery segment. Goodwill arises principally as a result of expansion opportunities, driven in part by Protenergy’s packaging technology. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $3.3 million in acquisition costs during the year ended December 31, 2014 and none in 2015. These costs are included in the General and administrative expense line of the Consolidated Statements of Income.

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

Year Ended December 31, 2014
(In thousands, except per share data)
Pro forma net sales	$3,006,860

Pro forma net income	$82,320

Pro forma basic earnings per common share	$2.09

Pro forma diluted earnings per common share	$2.05

5.	INVESTMENTS

	December 31,
	2015	2014
	(In thousands)
U.S. equity	$5,283	$5,749
Non-U.S. equity	1,574	1,692
Fixed income	1,531	1,707

Total investments	$8,388	$9,148

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation as of each balance sheet date. The Company accounts for investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. The investments held by the Company are classified as trading securities and are stated at fair value, with changes in fair value recorded as a component of the Interest income or Interest expense line on the Consolidated Statements of Income. Cash flows from purchases, sales, and maturities of trading securities are included in cash flows from investing activities in the Consolidated Statements of Cash Flows based on the nature and purpose for which the securities were acquired.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investments include U.S. equity, non-U.S. equity, and fixed income securities that are classified as short-term investments on the Consolidated Balance Sheets. The U.S. equity, non-U.S. equity, and fixed income securities are classified as short-term investments as they have characteristics of other current assets and are actively managed.

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 and December 31, 2014, $24.4 million and $31.6 million, respectively, represents cash and cash equivalents held in Canada in local currency and are convertible into other currencies. The cash and cash equivalents held in Canada are expected to be used for general corporate purposes in Canada, including capital projects and acquisitions.

For the year ended December 31, 2015, we recognized unrealized losses totaling $1.3 million that are included in the Interest expense line of the Consolidated Statements of Income and $1.3 million in unrealized gains that are included in the Interest income line of the Consolidated Statements of Income. Additionally, for the year ended December 31, 2015, we recognized a realized gain on investments totaling $0.2 million that was included in the Interest income line of the Consolidated Statements of Income. When securities are sold, their cost is determined based on the FIFO method.

6.	INVENTORIES

	December 31,
	2015	2014
	(In thousands)
Raw materials and supplies	$274,007	$279,745
Finished goods	331,535	334,856
LIFO reserve	(21,427)	(20,503)

Total inventories	$584,115	$594,098

Approximately $88.1 million and $87.4 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2015 and 2014, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2015 and 2014, over the amount at which these inventories were valued on the consolidated balance sheets. No LIFO inventory liquidation occurred in 2015 or 2014. Approximately $128.9 and $117.3 million of our net inventory was accounted for using the weighted average costing approach at December 31, 2015 and 2014, respectively.

7.	PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2015	2014
	(In thousands)
Land	$25,954	$27,097
Buildings and improvements	226,134	209,117
Machinery and equipment	681,711	644,333
Construction in progress	24,493	35,010

Total	958,292	915,557
Less accumulated depreciation	(416,764)	(371,779)

Property, plant, and equipment, net	$541,528	$543,778

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $61.5 million, $63.3 million, and $73.3 million in 2015, 2014, and 2013, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
	(In thousands)
Balance at January 1, 2014	$884,768	$95,572	$138,864	$1,119,204
Acquisitions	556,599	—	—	556,599
Purchase price adjustments	5,991	(61)	(116)	5,814
Reallocation of goodwill	4,461	96	(4,557)	—
Foreign currency exchange adjustments	(12,343)	(1,184)	(105)	(13,632)

Balance at December 31, 2014	1,439,476	94,423	134,086	1,667,985
Purchase price adjustments	5,556	—	—	5,556
Foreign currency exchange adjustments	(21,591)	(2,156)	—	(23,747)

Balance at December 31, 2015	$1,423,441	$92,267	$134,086	$1,649,794

The Company has not incurred any goodwill impairments since its inception.

Approximately $333.3 million of goodwill is deductible for tax purposes.

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(In thousands)
Trademarks	$25,229	$28,995

Total indefinite lived intangibles	$25,229	$28,995

The decrease in the indefinite lived intangibles balance is due to foreign currency translation. Our 2015 and 2014 impairment reviews of indefinite lived intangible assets resulted in no impairment.

The gross carrying amounts and accumulated amortization of intangible assets, with finite lives, as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with finite lives:
Customer-related (1)	$769,419	$(208,962)	$560,457	$794,300	$(168,462)	$625,838
Contractual agreements (2)	2,964	(2,831)	133	2,829	(2,396)	433
Trademarks (3)	32,240	(11,091)	21,149	32,579	(9,041)	23,538
Formulas/recipes (4)	10,471	(7,824)	2,647	10,763	(7,138)	3,625
Computer software (5)	78,039	(40,999)	37,040	65,202	(31,333)	33,869

Total other intangibles	$893,133	$(271,707)	$621,426	$905,673	$(218,370)	$687,303

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, the weighted average remaining useful lives for the amortizable intangible assets are (1) customer-related at 13.0 years, (2) contractual agreements at 2.3 years, (3) trademarks at 10.9 years, (4) formulas/recipes at 3.8 years, and (5) computer software at 4.4 years. The weighted average remaining useful life in total for all amortizable intangible assets is 12.5 years as of December 31, 2015.

Total intangible assets, excluding goodwill, as of December 31, 2015 and 2014 were $646.7 million and $716.3 million, respectively. Amortization expense on intangible assets was $60.6 million, $52.6 million, and $35.4 million, for the years ended December 31, 2015, 2014, and 2013, respectively. Estimated amortization expense on intangible assets for the next five years is as follows:

(In thousands)
2016	$59,120
2017	$58,200
2018	$52,555
2019	$51,117
2020	$49,677

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2015	2014
	(In thousands)
Accounts payable	$202,065	$217,226
Payroll and benefits	27,467	38,669
Interest	6,241	6,507
Taxes	1,499	5,947
Health insurance, workers’ compensation, and other insurance costs	9,331	8,602
Marketing expenses	7,435	12,479
Other accrued liabilities	6,542	7,430

Total	$260,580	$296,860

10.	INCOME TAXES

Components of income before income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Domestic source	$179,445	$147,452	$128,685
Foreign source	(8,181)	(10,882)	(3,775)

Income before income taxes	$171,264	$136,570	$124,910

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the 2015, 2014, and 2013 provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$57,237	$34,447	$41,161
State	9,276	5,771	8,185
Foreign	(4,153)	(1,629)	470

Total current	62,360	38,589	49,816
Deferred:
Federal	(5,721)	8,176	(8,236)
State	(2,002)	605	(3,404)
Foreign	1,717	(680)	(254)

Total deferred	(6,006)	8,101	(11,894)

Total income tax expense	$56,354	$46,690	$37,922

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Income:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Tax at statutory rate	$59,942	$47,800	$43,719
State income taxes	4,728	4,145	3,108
Tax benefit of cross-border intercompany financing structure	(3,962)	(4,579)	(4,909)
Domestic production activities deduction	(5,423)	(4,173)	(3,880)
Other, net	1,069	3,497	(116)

Total provision for income taxes	$56,354	$46,690	$37,922

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Pension and postretirement benefits	$7,373	$8,569
Accrued liabilities	13,639	16,277
Stock compensation	16,644	15,516
Unrealized foreign exchange loss	7,449	3,966
Loss and credit carryovers	5,584	14,732
Other	16,279	12,269

Total deferred tax assets	66,968	71,329
Deferred tax liabilities:
Fixed assets and intangible assets	(346,076)	(355,219)

Total deferred tax liabilities	(346,076)	(355,219)

Net deferred income tax liability	$(279,108)	$(283,890)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 2, the Company retrospectively adopted ASU 2015-17, which resulted in the reclassification of deferred income tax assets in the Consolidated Balance Sheets for all periods presented. This change decreased non-current liabilities by $35.6 million as of December 31, 2014, with a corresponding decrease in current assets.

The Company or one of its subsidiaries files income tax returns in the U.S. federal, Canada and various U.S. state jurisdictions. In the U.S. federal jurisdiction, the Company is open to examination for the tax year ended December 31, 2013 and forward; for Canadian purposes, the Company is open to examination for the tax year ended December 31, 2010 and forward and for the various U.S. state jurisdictions the Company is generally open to examination for the tax year ended December 31, 2011 and forward.

During the third quarter of 2015, the Internal Revenue Service (“IRS”) initiated an examination of Flagstone Foods, Inc.’s pre-acquisition 2013 tax year. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2013 tax years of E.D. Smith. The IRS and CRA examinations are expected to be completed in 2016 or 2017. The Company has examinations in process with various state taxing authorities, which are expected to be complete in 2016.

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

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Unrecognized tax benefits beginning balance	$13,211	$12,499	$9,528
Additions based on tax positions related to the current year	55	476	8,834
Additions based on tax positions of prior years	1,549	83	1,001
Additions resulting from acquisitions	6,391	11,366	—
Reductions for tax positions of prior years	(1,384)	(11,163)	(6,350)
Payments	—	(50)	(514)
Foreign currency translation	(280)	—	—

Unrecognized tax benefits ending balance	$19,542	$13,211	$12,499

Unrecognized tax benefits are included in Other long-term liabilities in the Company’s Consolidated Balance Sheets. Included in the balance at December 31, 2015 are amounts that are offset by deferred taxes (i.e., temporary differences). Of the amount accrued at December 31, 2015 and December 31, 2014, $7.1 million and $5.2 million, respectively, would impact the effective tax rate if reversed.

The Company has income tax net operating loss carryforwards related to its domestic and international operations which have a 20 year definite life. The Company has recorded a deferred asset of $3.9 million reflecting the benefit of $13.0 million in loss carryforwards. All of the loss carryforwards expire between 2032 and 2034.

The Company recognizes interest expense (income) and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2015, 2014, and 2013, the Company recognized $0.1 million,

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$(0.1) million, and $(0.2) million of interest and penalties in income tax expense, respectively. The Company has accrued approximately $0.6 million and $0.3 million for the payment of interest and penalties at December 31, 2015 and 2014, respectively.

As of December 31, 2015, approximately $98.8 million of undistributed earnings of the Company’s foreign subsidiaries were deemed to be indefinitely reinvested and, accordingly, any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings. If these earnings had not been indefinitely reinvested, deferred taxes of approximately $33.8 million would have been recognized.

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the years ended December 31, 2015 and 2014, the Company recognized a tax benefit of approximately $4.0 million and $4.6 million, respectively, related to this item.

11.	LONG-TERM DEBT

	December 31,
	2015	2014
	(In thousands)
Revolving Credit Facility	$353,000	$554,000
Term Loan A	295,500	298,500
Term Loan A-1	190,000	197,500
2022 Notes	400,000	400,000
Tax increment financing and other debt	6,002	9,861

Total outstanding debt	1,244,502	1,459,861
Deferred financing costs	(7,868)	(9,118)
Less current portion	(14,893)	(12,994)

Total long-term debt	$1,221,741	$1,437,749

The scheduled maturities of outstanding debt, excluding deferred financing costs, at December 31, 2015 are as follows (in thousands):

2016	$16,272
2017	14,649
2018	16,085
2019	513,884
2020	3,062
Thereafter	680,550

Total outstanding debt	$1,244,502

On May 6, 2014, the Company entered into a new five year revolving credit facility with an aggregate commitment of $900 million (the “Revolving Credit Facility”) and a $300 million term loan (“Term Loan A”) pursuant to a new credit agreement. The proceeds from Term Loan A and a draw at closing on the Revolving Credit Facility were used to repay in full, amounts outstanding under our prior $750 million revolving credit facility (the “Prior Credit Agreement”). The new credit agreement replaced the Prior Credit Agreement, which was terminated upon the repayment of the amounts outstanding thereunder on May 6, 2014. As a result of the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt refinancing, $6.5 million of fees associated with the Revolving Credit Facility and $2.4 million of fees associated with Term Loan A will be amortized over their five year and seven year terms, respectively.

On July 29, 2014, the Company entered into an amendment to its Credit Agreement (the “Amendment”), which among things, provided for a new $200 million term loan (“Term Loan A-1”). Term Loan A-1 (formerly known as the “Acquisition Term Loan”) was used to fund, in part, the acquisition of Flagstone.

The Revolving Credit Facility, Term Loan A, and Term Loan A-1 are known collectively as the “Credit Agreement.” The Company’s average interest rate on debt outstanding under its Credit Agreement for the twelve months ended December 31, 2015 was 1.91%.

Revolving Credit Facility — As of December 31, 2015, $534.2 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. The Revolving Credit Facility matures on May 6, 2019. In addition, as of December 31, 2015, there were $12.8 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect subsidiaries described as follows: During the fourth quarter of 2015, the Company updated its legal structure and consolidated American Importing Company, Inc., Ann’s House of Nuts, Inc., and Snacks Parent Corporation into a single 100% owned indirect guarantor subsidiary, Flagstone Foods, Inc. (formerly known as Snacks Holding Corporation). Additionally, the following legal entities were added as guarantors in the fourth quarter: Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; and Cains GP, LLC. As a result, Bay Valley Foods, LLC, Sturm Foods, Inc., and S.T. Specialty Foods, Inc. together with the fourth quarter changes noted above, and certain other subsidiaries that may become guarantors in the future are collectively known as the “Guarantor Subsidiaries.” In the fourth quarter of 2014, EDS Holdings, LLC was removed as a Guarantor Subsidiary. The Revolving Credit Facility contains various financial and restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio. The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $50 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

Term Loan A — On May 6, 2014, the Company entered into a $300 million senior unsecured term loan pursuant to the Credit Agreement. Term Loan A matures on May 6, 2021. The interest rates applicable to Term Loan A are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.50% to 1.25%. Payments are due on a quarterly basis. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of December 31, 2015, $295.5 million was outstanding under Term Loan A.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan A-1 — On July 29, 2014, the Company entered into a $200 million unsecured term loan pursuant to the Credit Agreement. Term Loan A-1 matures on May 6, 2019. The interest rates applicable to Term Loan A-1 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 2.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 1.00%. Payments are due on a quarterly basis. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of December 31, 2015, $190.0 million was outstanding under Term Loan A-1.

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

The Indenture provides, among other things, that the 2022 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2022 Notes are fully and unconditionally, as well as jointly and severally, guaranteed on a senior unsecured basis by the Guarantor Subsidiaries, in addition to any future domestic subsidiaries that guarantee or become borrowers under its credit agreement, or guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries. Interest is payable on March 15 and September 15 of each year. The 2022 Notes will mature on March 15, 2022.

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

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business. The

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2015, $1.3 million remains outstanding that matures May 1, 2019. Interest accrues at an annual rate of 7.16%.

Capital Lease Obligations and Other — The Company owes $4.7 million related to capital leases. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

Deferred financing costs — As described in Note 2, the Company retrospectively adopted ASU 2015-03, which resulted in the reclassification of certain debt issuance costs not associated with line-of-credit arrangements in the Consolidated Balance Sheets for all periods presented. The adoption of this ASU had no impact on the Consolidated Statements of Income. As of December 31, 2015, deferred financing costs of $1.4 million and $6.5 million were included in Current portion of long-term debt and Long-term debt, respectively. As of December 31, 2014, this change decreased Other assets, net, by $9.1 million, with corresponding decreases of $1.4 million and $7.7 million in Current portion of long-term debt and Long-term debt, respectively.

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

As of December 31, 2015, there were 43,125,563 shares of common stock issued and outstanding. There is no treasury stock issued or outstanding.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income	$114,910	$89,880	$86,988

Weighted average common shares outstanding	43,052	39,348	36,418
Assumed exercise/vesting of equity awards (1)	657	890	978

Weighted average diluted common shares outstanding	43,709	40,238	37,396

Net earnings per basic share	$2.67	$2.28	$2.39
Net earnings per diluted share	$2.63	$2.23	$2.33

(1)	Incremental shares from equity awards are computed by the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.7 million, 0.4 million, and 0.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

14.	STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company’s Stockholders approved, the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”). On April 23, 2015, the Plan was amended and restated to increase the number of shares available for issuance under the Plan by 3.0 million shares, effective February 27, 2015. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee determines specific awards for our executive officers. For all other employees, if the committee designates, our Chief Executive Officer or such other officers will, from time to time, determine specific persons to whom awards under the Plan will be granted, and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, also will make all other necessary decisions and interpretations under the Plan.

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 12.3 million, of which approximately 3.3 million remain available at December 31, 2015.

Income before income taxes for the years ended December 31, 2015, 2014, and 2013 includes stock-based compensation expense for employees and directors of $22.9 million, $25.1 million, and $16.1 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $9.5 million, $8.8 million, and $5.9 million for 2015, 2014, and 2013, respectively.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — The following table summarizes stock option activity during 2015:

	Employee Options	Director Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding, at January 1, 2015	1,858	42	$49.53	5.7	$68,396
Granted	407	—	$76.61
Forfeited	(78)	—	$76.32
Exercised	(269)	(22)	$29.32

Outstanding, at December 31, 2015	1,918	20	$57.18	6.2	$41,793

Vested/expect to vest, at December 31, 2015	1,869	20	$56.67	6.1	$41,697

Exercisable, at December 31, 2015	1,235	20	$46.81	4.7	$39,866

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Intrinsic value of stock options exercised	$15.7	$53.7	$6.4
Compensation expense	$6.6	$5.4	$3.8
Tax benefit recognized from stock option exercises	$6.0	$20.7	$2.7

Compensation costs related to unvested options totaled $10.7 million at December 31, 2015 and will be recognized over the remaining vesting period of the grants, which averages 2.0 years. The weighted average grant date fair value of options granted in 2015, 2014, and 2013 was $22.04, $23.00, and $20.47, respectively.

Stock options granted under the plan generally have a three year vesting schedule, vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.

Stock options are valued using the Black-Scholes option pricing model. Expected volatilities for 2015, 2014, and 2013 are based on historical volatilities of the Company’s stock price. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based our expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. Under this approach the expected term is 6 years. The assumptions used to calculate the value of the stock option awards granted in 2015, 2014, and 2013 are presented as follows:

	2015	2014	2013
Weighted average expected volatility	25.07%	25.18%	30.21%
Weighted average risk-free interest rate	1.97%	2.03%	0.995%
Expected dividends	0.00%	0.00%	0.00%
Expected term	6.0 years	6.0 years	6.0 years

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of December 31, 2015, 95 thousand director restricted stock units have been earned and deferred. The following table summarizes the restricted stock unit activity during the year ended December 31, 2015:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at January 1, 2015	392	$71.97	101	$49.71
Granted	181	$77.06	16	$76.30
Vested	(186)	$67.93	(6)	$68.58
Forfeited	(75)	$76.36	—	$—

Outstanding, at December 31, 2015	312	$76.36	111	$52.60

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Compensation expense	$11.7	$11.9	$8.9
Fair value of vested restricted stock units	$14.9	$12.9	$9.8
Tax benefit recognized from vested restricted stock units	$4.9	$4.7	$3.3

Future compensation costs related to restricted stock units are approximately $16.6 million as of December 31, 2015 and will be recognized on a weighted average basis over the next 1.9 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

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

During the year ended December 31, 2015, based on achievement of operating performance measures, 93,505 performance units were converted into 66,674 shares of common stock, an average conversion ratio of 0.71 shares for each performance unit.

The following table summarizes the performance unit activity during the year ended December 31, 2015:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at January 1, 2015	269	$68.76
Granted	106	$76.30
Vested	(67)	$60.88
Forfeited	(37)	$65.06

Unvested, at December 31, 2015	271	$74.13

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Compensation expense	$4.6	$7.8	$3.4
Fair value of vested performance units	$5.1	$0.4	$2.0
Tax benefit recognized from performance units vested	$1.9	$0.2	$0.7

Future compensation costs related to the performance units are estimated to be approximately $9.7 million as of December 31, 2015, and are expected to be recognized over the next 2.0 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Derivative Financial Instrument (3)	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2013	$(2,007)	$(14,525)	$(108)	$(16,640)
Other comprehensive loss	(22,682)	—	—	(22,682)
Reclassifications from accumulated other comprehensive loss	—	7,451	108	7,559

Other comprehensive (loss) income	(22,682)	7,451	108	(15,123)

Balance at December 31, 2013	(24,689)	(7,074)	—	(31,763)
Other comprehensive loss	(26,637)	—	—	(26,637)
Reclassifications from accumulated other comprehensive loss	—	(5,931)	—	(5,931)

Other comprehensive loss	(26,637)	(5,931)	—	(32,568)

Balance at December 31, 2014	(51,326)	(13,005)	—	(64,331)
Other comprehensive loss	(49,186)	—	—	(49,186)
Reclassifications from accumulated other comprehensive loss	—	49	—	49

Other comprehensive (loss) income	(49,186)	49	—	(49,137)

Balance at December 31, 2015	$(100,512)	$(12,956)	$—	$(113,468)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $30 thousand, $(3,683) thousand, and $4,592 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.
(3)	The derivative financial instrument reclassification is presented net of tax of $68 thousand for the year ended December 31, 2013.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reclassifications from Accumulated Other Comprehensive Loss			Affected Line in The Consolidated Statements of Income
	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Derivative financial instrument	$—	$—	$176	Interest expense
Income taxes	—	—	68	Income taxes

Net of tax	$—	$—	$108

Amortization of defined benefit pension and postretirement items:
Prior service costs	$139	$139	$385	(a)
Unrecognized net loss	1,576	681	1,880	(a)
Actuarial Adjustment	(1,636)	(10,434)	9,717	(b)
Other	—	—	61

Total before tax	79	(9,614)	12,043
Income taxes	(30)	3,683	(4,592)	Income taxes

Net of tax	$49	$(5,931)	$7,451

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement cost. See Note 16 for additional details.
(b)	Represents the actuarial adjustment needed to adjust the Accumulated other comprehensive loss balance to actual.

16.	EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS

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

Defined Contribution Plans — Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2015, 2014, and 2013, the Company made matching contributions to the plan of $6.7 million, $6.0 million, and $4.9 million, respectively.

Multiemployer Pension Plans — The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multiemployer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. The Company partially withdrew from the Western Conference of Teamsters Pension Trust Plan as a result of the closure of our Portland pickle facility during 2013. The Company is liable for a share of the plan’s unfunded

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested benefits. A withdrawal liability in the amount of $0.9 million was paid in full during 2014, with no remaining liability for the partial withdrawal as of December 31, 2014. In November 2015, the Company announced the closure of its City of Industry, California facility, and as a result, will further withdraw from the Western Conference of Teamsters Pension Trust Plan. It will not result in a full withdrawal. As a result, as of December 31, 2015, the estimated partial withdrawal liability is approximately $0.8 million, which has been accrued as of year end. No other liabilities were established, as withdrawal from the remaining plans is not probable. In 2015, 2014, and 2013, the contributions to these plans, excluding withdrawal payments, were $1.4 million, $1.5 million, and $1.4 million, respectively.

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2015 and 2014 is for the plan’s years ended December 31, 2014, and 2013, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

			Pension Protection Act Zone Status		FIP Implemented (yes or no)	TreeHouse Foods Contributions (In thousands)			Surcharge Imposed (yes or no)	Expiration Date Of Collective Bargaining Agreement
Plan Name:	EIN Number	Plan Number	Plan Year Ended December 31,
			2014	2013		2015	2014	2013
Central States Southeast and Southwest Areas Pension Fund	36-2154936	1	Red	Red	Yes	$610	$617	$592	No	12/27/2016

Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	36-6067654	1	Green	Green	No	$416	$474	$384	No	4/30/2017

Western Conference of Teamsters Pension Fund	91-6145047	1	Green	Green	No	$345	$336	$361	No	2/28/2016

The Company was listed in the following plan’s Form 5500 as providing more than 5.0% of the total contributions for the following plan and plan years:

Plan Name:	Years Contributions to Plan Exceeded More Than 5% of total Contributions (as of December 31 Of the Plan’s Year-End)
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	2015, 2014, and 2013

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

The Company’s overall investment strategy is to provide a regular and reliable source of income to meet the liquidity needs of the pension plans and minimize reliance on plan sponsor contributions as a source of benefit security. The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. Central to the policy are target allocation ranges by major asset classes. The objective of the target allocations is to ensure the assets are invested with the intent to protect pension plan assets so that such assets are preserved for the provision of benefits to participants and their beneficiaries and such long-term growth as may maximize the amounts available to provide such benefits without undue risk. Additionally, we consider the weighted average return of a capital markets model and historical returns on comparable equity, debt, and other investments. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2015, our master trust was invested as follows: equity securities of 59.7%, fixed income securities of 39.9% and cash and cash equivalents of 0.4%. Equity securities primarily include investments in collective equity funds that invest in domestic and international securities, with a primary focus on domestic securities. Fixed income securities primarily include investments in collective funds that invest in corporate bonds of companies from diversified industries. Other investments are short term in nature, including certificates of deposit, investments in a collective bond fund that invests in commercial paper, time deposits, fixed rate notes and bonds and others.

The fair value of the Company’s pension plan assets at December 31, 2015 and 2014, by asset category is as follows:

	Pension Plan Assets Fair Value Measurements at December 31, (h)
	2015	2014
	(In thousands)
Short Term Investment Fund (a)	$228	$52
Aggregate Bond Index Fund (b)	9,945	10,312
U.S. Market Cap Equity Index Fund (c)	24,613	25,858
International All Country World Index Fund (d)	3,421	3,407
Collective Daily 1-5 year Credit Bond Fund (e)	7,787	8,234
Emerging Markets Index Fund (f)	1,417	1,375
Daily High Yield Fixed Income Fund (g)	1,942	2,074

	$49,353	$51,312

(a)	This fund is an investment vehicle for cash reserves, which seeks to offer a competitive rate of return through a portfolio of high-grade, short term, and money market instruments. Principal preservation is the primary objective of this fund.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	The primary objective of this fund is to hold a portfolio representative of the overall United States bond and debt market, as characterized by the Barclays Capital Aggregate Bond Index.
(c)	The primary objective of this fund is to approximate the risk and return characteristics of the Dow Jones U.S. ex-LP’s Total Stock Market Index.
(d)	The primary objective of this fund is to approximate the risk and return characteristics of the Morgan Stanley All Country World ex-US (MSCI ACWI ex-US) ND Index. This fund is commonly used to represent the non-U.S. equity in developed and emerging markets.
(e)	The primary objective of this fund is to hold a portfolio representative of the intermediate credit securities portion of the United States bond and debt markets, as characterized by the Barclays Capital U.S. 1-5 year Credit Bond Index.
(f)	The primary objective of this fund is to provide investment results that replicate the overall performance of the MSCI Emerging Markets Index. The Fund may make limited use of futures and/or options to maintain equity exposure.
(g)	The primary objective of this fund is to outperform the Barclay’s Capital High Yield Index over a market cycle while maintaining a similar level of volatility and credit quality as the index. This Fund can serve as a core bond investment position, providing exposure to the U.S. Fixed Income market.
(h)	As described in in Note 2, the Company adopted ASU 2015-07, which removes the requirement to categorize investments within the fair value hierarchy for which fair value is measured using the net asset value per share practical expedient. As the fair values of all of these assets are measured using the net asset value per share practical expedient, levels within the fair value hierarchy are not provided for these assets.

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Income Security Act of 1974, as amended. The Company estimates that its 2016 contributions to its pension plans will be $2.6 million. In 2014, the retirement of selected employees with substantial pension balances owed upon retirement was deemed a settlement charge of $0.6 million. The measurement date for the defined benefit pension plans is December 31. In 2015, the actuarial gain relating to the defined benefit pension plans was primarily driven by the change in the discount rate.

Other Postretirement Benefits — Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2016 contributions to its postretirement benefit plans will be $0.2 million. The measurement date for the other postretirement benefit plans is December 31.

The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $2.6 million, $2.5 million, and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2015 and 2014:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Change in benefit obligation:
Benefit obligation, at beginning of year	$67,605	$56,672	$3,463	$3,155
Service cost	2,374	2,107	15	17
Interest cost	2,850	2,772	144	153
Settlements	—	98	—	—
Actuarial (gains) losses	(1,813)	10,707	(449)	218
Benefits paid	(3,165)	(4,751)	(153)	(80)

Benefit obligation, at end of year	$67,851	$67,605	$3,020	$3,463

Change in plan assets:
Fair value of plan assets, at beginning of year	$51,312	$48,761	$—	$—
Actual return on plan assets	(834)	3,242	—	—
Company contributions	2,040	4,060	153	80
Benefits paid	(3,165)	(4,751)	(153)	(80)

Fair value of plan assets, at end of year	$49,353	$51,312	$—	$—

Funded status of the plan	$(18,498)	$(16,293)	$(3,020)	$(3,463)

Amounts recognized in the Consolidated Balance Sheets:
Current liability	$—	$—	$(171)	$(151)
Non-current liability	(18,498)	(16,293)	(2,849)	(3,312)

Net amount recognized	$(18,498)	$(16,293)	$(3,020)	$(3,463)

Amounts recognized in Accumulated Other Comprehensive Loss:
Net actuarial loss	$19,785	$19,228	$162	$659
Prior service cost	1,374	1,581	(168)	(236)

Total, before tax effect	$21,159	$20,809	$(6)	$423

	Pension Benefits
	2015	2014
	(In thousands)
Accumulated benefit obligation	$65,323	$65,497

Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	4.50%	4.25%
Rate of compensation increases	3.00% - 4.00%	3.00% - 4.00%

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2015 and 2014 are as follows:

	2015		2014
	Pre-65	Post 65	Pre-65	Post 65
Health care cost trend rates:
Health care cost trend rate for next year	8.00%	7.50%	8.00%	7.50%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Discount rate	4.50%	4.50%	4.25%	4.25%
Year ultimate rate achieved	2024	2023	2023	2020

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the net periodic cost of our pension and postretirement benefit plans, for the years ended December 31, 2015, 2014, and 2013:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
	(In thousands)			(In thousands)
Components of net periodic costs:
Service cost	$2,374	$2,107	$2,407	$15	$17	$22
Interest cost	2,850	2,772	2,466	144	153	138
Expected return on plan assets	(3,064)	(3,217)	(2,665)	—	—	—
Amortization of unrecognized prior service cost	207	207	455	(68)	(68)	(68)
Amortization of unrecognized net loss	1,528	663	1,733	48	18	46
ASC 715 settlement charge	—	564	—	—	—	—

Net periodic cost	$3,895	$3,096	$4,396	$139	$120	$138

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted average assumptions used todetermine the periodic benefit costs:
Discount rate	4.25%	4.50% - 5.00%	4.25%	4.25%	5.00%	4.25%
Rate of compensation increases	3.00 - 4.00%	3.00% - 4.00%	3.00% - 4.00%	—	—	—
Expected return on plan assets	6.00%	6.50%	6.50%	—	—	—

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2016 is as follows:

	Pension	Postretirement
	(In thousands)
Net actuarial loss (gain)	$1,530	$(7)
Prior service cost	$207	$(68)

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(In thousands)
2016	$3,251	$171
2017	$3,186	$157
2018	$3,487	$151
2019	$3,602	$151
2020	$3,736	$159
2021-25	$20,796	$880

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

2015
(In thousands)
1% Increase:
Benefit obligation, end of year	$315
Service cost plus interest cost for the year	$15
1% Decrease:
Benefit obligation, end of year	$(262)
Service cost plus interest cost for the year	$(12)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

17.	OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the years ended December 31, 2015, 2014, and 2013, respectively, which consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Restructuring	$1,817	$2,421	$5,947

Total other operating expense, net	$1,817	$2,421	$5,947

18.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Interest paid	$41,940	$43,598	$45,998
Income taxes paid	$50,059	$50,590	$38,533
Accrued purchase of property and equipment	$6,925	$7,497	$8,824
Accrued other intangible assets	$1,988	$2,005	$1,664

Non-cash financing activities for the twelve months ended December 31, 2015, 2014, and 2013 included $20.0 million, $13.4 million, and $11.9 million, respectively, related to the vesting of restricted stock, restricted stock units, and performance stock units.

19.	COMMITMENTS AND CONTINGENCIES

We lease certain property, plant, equipment, and distribution warehouses used in our operations under both capital and operating lease agreements. These leases have terms ranging from one to seventeen years. Rent expense under operating lease commitments was $31.9 million, $28.3 million, and $22.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The composition of capital leases, which are reflected as Property, plant, and equipment in the Consolidated Balance Sheets, is as follows:

	December 31,
	2015	2014
	(In thousands)
Machinery and equipment	$13,926	$14,186
Less accumulated amortization	(6,157)	(4,691)

Total	$7,769	$9,495

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments at December 31, 2015 under non-cancelable capital leases, operating leases, and purchase obligations, including input costs such as raw materials, ingredients, and packaging, are summarized as follows:

	Capital	Operating	Purchase
	Leases	Leases	Obligations
	(In thousands)
2016	$3,105	$21,925	$455,799
2017	1,360	18,533	26,722
2018	256	14,082	1,868
2019	71	10,756	1,924
2020	67	10,664	1,982
Thereafter	55	29,637	2,042

Total minimum payments	4,914	$105,597	$490,337

Less amount representing interest	(167)

Present value of capital lease obligations	$4,747

Litigation, Investigations, and Audits — The Company is party in the ordinary course of business to certain claims, litigation, audits, and investigations. The Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable that may be incurred in connection with any such currently pending or threatened matter, none of which are significant. In the Company’s opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Foreign Currency Risk —Due to the Company’s operations in Canada, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Income, with their fair value recorded on the Consolidated Balance Sheets. As of December 31, 2015, the Company had $23.0 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2016.

Commodity Risk — Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company uses derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales scope exception under the guidance for derivatives and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Consolidated Balance Sheets, with changes in value being recorded in the Consolidated Statements of Income.

The Company’s forward purchase commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

The Company uses diesel contracts to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. The contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. The contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of December 31, 2015, the Company had outstanding contracts for the purchase of 56,764 megawatts of electricity, expiring throughout 2016; 5.2 million gallons of diesel, expiring throughout 2016; 2.4 million dekatherms of natural gas, expiring throughout 2016; and 1.5 million pounds of coffee, expiring throughout 2016.

The following table identifies the derivative, its fair value, and location on the Consolidated Balance Sheets:

		Fair Value
		December 31,
		2015	2014
	Balance Sheet Location	(In thousands)
Asset Derivatives:
Foreign currency contracts	Prepaid expenses and other current assets	$1,356	$—

		$1,356	$—

Liability Derivatives:
Commodity contracts	Accounts payable and accrued expenses	$3,778	$3,044

		$3,778	$3,044

We recorded the following gains and losses on our derivative contracts in the Consolidated Statements of Income:

		Year Ended
		December 31,
	Location of Gain (Loss) Recognized in Income	2015	2014
		(In thousands)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other expense, net	$(734)	$(3,051)
Foreign currency contracts	Other expense, net	1,356	—

Total unrealized gain (loss)		622	(3,051)
Realized (loss):
Commodity contracts	Manufacturing related to cost of sales and transportation related to selling and distribution	(5,169)	—
Foreign currency contracts	Cost of sales	3,821	—

Total realized (loss)		(1,348)	—

Total (loss)		$(726)	$(3,051)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving Credit Facility	$(353,000)	$(352,932)	$(554,000)	$(559,085)	2
Term Loan A	$(295,500)	$(294,327)	$(298,500)	$(315,070)	2
Term Loan A-1	$(190,000)	$(190,200)	$(197,500)	$(202,716)	2
2022 Notes	$(400,000)	$(383,000)	$(400,000)	$(406,000)	2
Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(3,778)	$(3,778)	$(3,044)	$(3,044)	2
Foreign currency contracts	$1,356	$1,356	$—	$—	2
Investments	$8,388	$8,388	$9,148	$9,148	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair values of the Revolving Credit Facility, Term Loan A, Term Loan A-1, 2022 Notes, commodity contracts, and foreign currency contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 were estimated using present value techniques and market based interest rates and credit spreads. The fair value of the Company’s 2022 Notes was estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume.

The fair values of the commodity contracts and foreign currency contracts are based on an analysis comparing the contract rates to the market rates at the balance sheet date. The commodity contracts and foreign currency contracts are recorded at fair value on the Consolidated Balance Sheets.

The fair value of the investments was determined using Level 1 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement dates. The investments are recorded at fair value on the Consolidated Balance Sheets.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; hot cereals; baking and mix powders; macaroni and cheese; skillet dinners; and snack nuts, trail mixes, dried fruit, and other wholesome snacks.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$2,437,768	$2,173,391	$1,642,190
Food Away From Home	370,360	380,069	360,868
Industrial and Export	398,277	392,642	290,869

Total	$3,206,405	$2,946,102	$2,293,927

Direct operating income:
North American Retail Grocery	$348,827	$326,943	$258,699
Food Away From Home	52,057	47,107	50,110
Industrial and Export	72,020	68,109	55,754

Total	472,904	442,159	364,563
Unallocated selling and distribution expenses	(8,934)	(9,159)	(5,284)
Unallocated cost of sales (1)	(170)	(998)	(18,728)
Unallocated corporate expense	(224,064)	(213,848)	(162,387)

Operating income	239,736	218,154	178,164
Other expense	(68,472)	(81,584)	(53,254)

Income before income taxes	$171,264	$136,570	$124,910

Depreciation:
North American Retail Grocery	$41,953	$40,220	$35,962
Food Away From Home	8,581	8,472	9,327
Industrial and Export	7,047	6,266	5,379
Corporate office (2)	3,888	8,323	22,599

Total	$61,469	$63,281	$73,267

(1)	2013 costs primarily related to accelerated depreciation and other charges related to restructurings.
(2)	Includes accelerated depreciation related to restructurings for 2013.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 11.9%, 12.4%, and 13.2% of total consolidated net sales in 2015, 2014, and 2013, respectively, with 10.8%, 11.3%, and 12.2% from Canada in 2015, 2014, and 2013, respectively. Sales are determined based on the customer destination where the products are shipped.

Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

		December 31,
	2015	2014	2013
	(In thousands)
Long-lived assets:
United States	$496,933	$490,850	$416,170
Canada	44,595	52,928	46,105

Total	$541,528	$543,778	$462,275

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 20.7%, 18.8%, and 19.0% of our consolidated net sales in 2015, 2014, and 2013, respectively. Sales to Walmart Stores, Inc. and affiliates are included in our North American Retail Grocery segment. No other customer accounted for more than 10% of our consolidated net sales.

Total trade receivables with Walmart Stores, Inc. and affiliates represented approximately 21.9% and 17.5% of our total trade receivables as of December 31, 2015 and 2014, respectively.

Product Information — The following table presents the Company’s net sales by major products. In 2014, we added a product category (Snacks) due to the acquisition of Flagstone. This change did not require prior period adjustments.

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Products:
Snacks	$657,993	$287,281	$—
Beverages	433,828	499,829	341,547
Soup and infant feeding	381,444	351,917	219,404
Salad dressings	351,577	361,859	334,577
Beverage enhancers	338,190	359,179	361,290
Pickles	316,176	302,621	297,904
Mexican and other sauces	222,873	248,979	245,171
Cereals	159,761	168,739	169,843
Dry dinners	123,600	139,285	124,075
Aseptic products	107,723	102,635	96,136
Other products	62,037	70,720	46,650
Jams	51,203	53,058	57,330

Total net sales	$3,206,405	$2,946,102	$2,293,927

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2015 and 2014:

	Quarter
	First	Second (2)	Third (3)	Fourth
	(In thousands, except per share data)
Fiscal 2015
Net sales	$783,145	$759,208	$798,638	$865,414
Gross profit	152,437	151,371	158,697	181,798
Income before income taxes	25,801	47,787	40,275	57,401
Net income	17,852	31,362	28,441	37,255
Net income per common share:
Basic (1)	0.42	0.73	0.66	0.86
Diluted (1)	0.41	0.72	0.65	0.85
Fiscal 2014
Net sales	$618,903	$627,960	$795,726	$903,513
Gross profit	132,991	135,677	158,588	179,348
Income before income taxes	20,043	33,740	30,795	51,992
Net income	14,322	21,759	19,882	33,917
Net income per common share:
Basic (1)	0.39	0.59	0.48	0.80
Diluted (1)	0.38	0.57	0.47	0.78

(1)	Due to rounding and the issuance of shares in July of 2014, the sum of the four quarters may not be the same as the total for the year.
(2)	The Company acquired Protenergy in May of 2014.
(3)	The Company acquired Flagstone in July of 2014.

24.	GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. As described in Note 11, Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; and Flagstone Foods, Inc. (formerly known as Snacks Holding Corporation) were added as Guarantor Subsidiaries in the fourth quarter of 2015. In the fourth quarter of 2014, EDS Holdings, LLC was removed as a Guarantor Subsidiary. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its guarantor subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. As a result of the addition of the guarantors noted above, the following supplemental consolidating financial information has been recast for prior periods as if the new guarantor structure existed for all periods presented, as of the acquisition dates of the respective guarantors. As a result of the removal of EDS Holdings, LLC as a guarantor in 2014, all prior period supplemental consolidating financial information has been revised to remove it as a guarantor for all periods presented.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2015

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,384	$37	$24,498	$—	$34,919
Investments	—	—	8,388	—	8,388
Accounts receivable, net	17	181,231	21,950	—	203,198
Inventories, net	—	500,308	83,807	—	584,115
Prepaid expenses and other current assets	17,625	6,580	8,996	(16,618)	16,583

Total current assets	28,026	688,156	147,639	(16,618)	847,203
Property, plant, and equipment, net	26,294	448,708	66,526	—	541,528
Goodwill	—	1,496,484	153,310	—	1,649,794
Investment in subsidiaries	2,411,533	380,955	—	(2,792,488)	—
Intercompany accounts receivable (payable), net	582,266	(543,738)	(38,528)	—	—
Deferred income taxes	18,092	—	—	(18,092)	—
Intangible and other assets, net	46,041	504,114	114,116	—	664,271

Total assets	$3,112,252	$2,974,679	$443,063	$(2,827,198)	$3,702,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,526	$232,938	$27,734	$(16,618)	$260,580
Current portion of long-term debt	11,621	1,050	2,222	—	14,893

Total current liabilities	28,147	233,988	29,956	(16,618)	275,473
Long-term debt	1,219,011	1,062	1,668	—	1,221,741
Deferred income taxes	—	273,588	23,612	(18,092)	279,108
Other long-term liabilities	10,235	54,508	6,872	—	71,615
Stockholders’ equity	1,854,859	2,411,533	380,955	(2,792,488)	1,854,859

Total liabilities and stockholders’ equity	$3,112,252	$2,974,679	$443,063	$(2,827,198)	$3,702,796

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,706	$1,592	$31,683	$—	$51,981
Investments	—	—	9,148	—	9,148
Accounts receivable, net	46	186,155	47,455	—	233,656
Inventories, net	—	497,513	96,585	—	594,098
Prepaid expenses and other current assets	32,849	5,065	7,900	(20,825)	24,989

Total current assets	51,601	690,325	192,771	(20,825)	913,872
Property, plant, and equipment, net	28,411	440,613	74,754	—	543,778
Goodwill	—	1,490,768	177,217	—	1,667,985
Investment in subsidiaries	2,269,325	430,650	—	(2,699,975)	—
Intercompany accounts receivable (payable), net	840,606	(759,593)	(81,013)	—	—
Deferred income taxes	20,578	—	—	(20,578)	—
Intangible and other assets, net	46,708	539,236	146,743	—	732,687

Total assets	$3,257,229	$2,831,999	$510,472	$(2,741,378)	$3,858,322

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$48,002	$232,257	$37,426	$(20,825)	$296,860
Current portion of long-term debt	9,121	1,595	2,278	—	12,994

Total current liabilities	57,123	233,852	39,704	(20,825)	309,854
Long-term debt	1,431,761	2,027	3,961	—	1,437,749
Deferred income taxes	—	278,295	26,173	(20,578)	283,890
Other long-term liabilities	9,088	48,500	9,984	—	67,572
Stockholders’ equity	1,759,257	2,269,325	430,650	(2,699,975)	1,759,257

Total liabilities and stockholders’ equity	$3,257,229	$2,831,999	$510,472	$(2,741,378)	$3,858,322

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2015

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,994,438	$467,687	$(255,720)	$3,206,405
Cost of sales	—	2,405,134	412,688	(255,720)	2,562,102

Gross profit	—	589,304	54,999	—	644,303
Selling, general, and administrative expense	73,201	233,041	35,910	—	342,152
Amortization	8,097	42,332	10,169	—	60,598
Other operating expense, net	—	1,817	—	—	1,817

Operating (loss) income	(81,298)	312,114	8,920	—	239,736
Interest expense	43,808	207	7,123	(5,664)	45,474
Interest income	(1,450)	(5,664)	(1,517)	5,664	(2,967)
Other (income) expense, net	(7)	20,311	5,661	—	25,965

(Loss) income from continuing operations, before income taxes	(123,649)	297,260	(2,347)	—	171,264
Income taxes (benefit)	(47,215)	106,288	(2,719)	—	56,354
Equity in net income (loss) of subsidiaries	191,344	372	—	(191,716)	—

Net income (loss)	$114,910	$191,344	$372	$(191,716)	$114,910

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,596,451	$493,460	$(143,809)	$2,946,102
Cost of sales	—	2,061,598	421,709	(143,809)	2,339,498

Gross profit	—	534,853	71,751	—	606,604
Selling, general, and administrative expense	68,632	221,106	43,657	—	333,395
Amortization	6,521	35,409	10,704	—	52,634
Other operating expense, net	—	2,365	56	—	2,421

Operating (loss) income	(75,153)	275,973	17,334	—	218,154
Interest expense	41,316	520	4,071	(3,871)	42,036
Interest income	(2)	(3,900)	(959)	3,871	(990)
Loss on extinguishment of debt	22,019	—	—	—	22,019
Other expense, net	22	10,329	8,168	—	18,519

(Loss) income from continuing operations, before income taxes	(138,508)	269,024	6,054	—	136,570
Income taxes (benefit)	(51,761)	99,896	(1,445)	—	46,690
Equity in net income (loss) of subsidiaries	176,627	7,499	—	(184,126)	—

Net income (loss)	$89,880	$176,627	$7,499	$(184,126)	$89,880

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Year Ended December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,069,073	$320,313	$(95,459)	$2,293,927
Cost of sales	—	1,644,614	269,223	(95,459)	1,818,378

Gross profit	—	424,459	51,090	—	475,549
Selling, general, and administrative expense	52,951	173,073	30,039	—	256,063
Amortization	5,445	24,351	5,579	—	35,375
Other operating expense, net	—	3,741	2,206	—	5,947

Operating (loss) income	(58,396)	223,294	13,266	—	178,164
Interest expense	48,358	967	60	(81)	49,304
Interest income	—	(12)	(2,254)	81	(2,185)
Other (income) expense, net	(3)	(22,007)	28,145	—	6,135

(Loss) income from continuing operations, before income taxes	(106,751)	244,346	(12,685)	—	124,910
Income taxes (benefit)	(42,438)	78,460	1,900	—	37,922
Equity in net income (loss) of subsidiaries	151,301	(14,585)	—	(136,716)	—

Net income (loss)	$86,988	$151,301	$(14,585)	$(136,716)	$86,988

Condensed Supplemental Consolidating Statement of Comprehensive Income

Year Ended December 31, 2015

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$114,910	$191,344	$372	$(191,716)	$114,910
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(49,186)	—	(49,186)
Pension and postretirement reclassification adjustment, net of tax	—	49	—	—	49

Other comprehensive income (loss)	—	49	(49,186)	—	(49,137)
Equity in other comprehensive (loss) income of subsidiaries	(49,137)	(49,186)	—	98,323	—

Comprehensive income (loss)	$65,773	$142,207	$(48,814)	$(93,393)	$65,773

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Year Ended December 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$89,880	$176,627	$7,499	$(184,126)	$89,880
Other comprehensive (loss):
Foreign currency translation adjustments	—	—	(26,637)	—	(26,637)
Pension and postretirement reclassification adjustment, net of tax	—	(5,931)	—	—	(5,931)

Other comprehensive (loss)	—	(5,931)	(26,637)	—	(32,568)
Equity in other comprehensive (loss) income of subsidiaries	(32,568)	(26,637)	—	59,205	—

Comprehensive income (loss)	$57,312	$144,059	$(19,138)	$(124,921)	$57,312

Condensed Supplemental Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$86,988	$151,301	$(14,585)	$(136,716)	$86,988
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(22,682)	—	(22,682)
Pension and postretirement reclassification adjustment, net of tax	—	7,451	—	—	7,451
Derivative reclassification adjustment, net of tax	108	—	—	—	108

Other comprehensive income (loss)	108	7,451	(22,682)	—	(15,123)
Equity in other comprehensive (loss) income of subsidiaries	(15,231)	(22,682)	—	37,913	—

Comprehensive income (loss)	$71,865	$136,070	$(37,267)	$(98,803)	$71,865

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2015

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$99,954	$356,395	$19,669	$(190,700)	$285,318
Cash flows from investing activities:
Additions to property, plant, and equipment	(874)	(61,079)	(10,781)	—	(72,734)
Additions to intangible assets	(11,830)	(1,406)	(126)	—	(13,362)
Intercompany transfer	(11,421)	(114,063)	142	125,342	—
Purchase of investments	—	—	(831)	—	(831)
Proceeds from sale of fixed assets	—	465	141	—	606

Net cash (used in) provided by investing activities	(24,125)	(176,083)	(11,455)	125,342	(86,321)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(211,742)	(1,510)	(2,252)	—	(215,504)
Intercompany transfer	120,643	(180,357)	(5,644)	65,358	—
Net receipts related to stock-based award activities	1,834	—	—	—	1,834
Excess tax benefits from stock-based payment arrangements	5,329	—	—	—	5,329
Other	(215)	—	—	—	(215)

Net cash (used in) provided by financing activities	(84,151)	(181,867)	(7,896)	65,358	(208,556)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,503)	—	(7,503)
Decrease in cash and cash equivalents	(8,322)	(1,555)	(7,185)	—	(17,062)
Cash and cash equivalents, beginning of year	18,706	1,592	31,683	—	51,981

Cash and cash equivalents, end of year	$10,384	$37	$24,498	$—	$34,919

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$149,103	$216,848	$29,144	$(183,138)	$211,957
Cash flows from investing activities:
Additions to property, plant, and equipment	(16,201)	(63,843)	(8,531)	—	(88,575)
Additions to intangible assets	(9,012)	(2,516)	885	—	(10,643)
Intercompany transfer	(1,055,537)	919,876	(47,477)	183,138	—
Acquisitions, net of cash acquired	—	(1,034,894)	41,885	—	(993,009)
Purchase of investments	—	—	(584)	—	(584)
Proceeds from sale of investments	—	—	63	—	63
Proceeds from sale of fixed assets	—	2,457	385	—	2,842

Net cash (used in) provided by investing activities	(1,080,750)	(178,920)	(13,374)	183,138	(1,089,906)
Cash flows from financing activities:
Net borrowing (repayment) of debt	484,595	(1,504)	(1,691)	—	481,400
Intercompany transfer	38,577	(38,577)	—	—	—
Net proceeds from issuance of stock	358,364	—	—	—	358,364
Net receipts related to stock-based award activities	27,812	20	—	—	27,832
Excess tax benefits from stock-based payment arrangements	17,737	(144)	—	—	17,593

Net cash provided by (used in) financing activities	927,085	(40,205)	(1,691)	—	885,189

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,734)	—	(1,734)
(Decrease) increase in cash and cash equivalents	(4,562)	(2,277)	12,345	—	5,506
Cash and cash equivalents, beginning of year	23,268	3,869	19,338	—	46,475

Cash and cash equivalents, end of year	$18,706	$1,592	$31,683	$—	$51,981

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended December 31, 2013

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(45,540)	$225,857	$36,373	$—	$216,690
Cash flows from investing activities:
Additions to property, plant, and equipment	(48)	(68,530)	(6,202)	—	(74,780)
Additions to intangible assets	(4,923)	(1,480)	—	—	(6,403)
Acquisitions, net of cash acquired	—	(125,158)	(93,494)	—	(218,652)
Purchase of investments	—	—	(8,140)	—	(8,140)
Proceeds from sale of investments	—	—	165	—	165
Proceeds from sale of fixed assets	—	966	(6)	—	960

Net cash used in investing activities	(4,971)	(194,202)	(107,677)	—	(306,850)
Cash flows from financing activities:
Net borrowing (repayment) of debt	42,000	(1,939)	(6)	—	40,055
Intercompany transfer	26,116	(26,116)	—	—	—
Net receipts related to stock-based award activities	1,291	—	—	—	1,291
Excess tax benefits from stock-based payment arrangements	4,372	—	—	—	4,372

Net cash provided by (used in) financing activities	73,779	(28,055)	(6)	—	45,718

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,490)	—	(3,490)
Increase (decrease) in cash and cash equivalents	23,268	3,600	(74,800)	—	(47,932)
Cash and cash equivalents, beginning of year	—	269	94,138	—	94,407

Cash and cash equivalents, end of year	$23,268	$3,869	$19,338	$—	$46,475

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	SUBSEQUENT EVENTS

In connection with the financing of the acquisition of the private brands business (“Private Brands Business”) of ConAgra Foods, on January 20, 2016, the Company announced the offering of $750 million of stock, or 11,538,461 shares at $65.00 per share. Included in the offering was an underwriters’ option to purchase an additional 1,730,769 shares at $65.00 per share. On January 26, 2016, a total of 13,269,230 shares were issued, resulting in gross proceeds to the Company of $862.5 million. Net cash from the offering, after the exercise of the over-allotment option and after considering the underwriting fees, was approximately $836.6 million. The net proceeds from the offering were used to fund, in part, the acquisition of the Private Brands Business.

Also in connection with the financing of the acquisition of the Private Brands Business, on January 29, 2016, the Company completed an exempt offering under Rule 144A and Regulation S of the Securities Act of $775 million in aggregate principal amount of 6.0% senior unsecured notes (“2024 Notes”) due February 15, 2024. The net proceeds from the issuance of the 2024 Notes (approximately $763.4 million after deducting underwriting discounts) were used to fund, in part, the acquisition of the Private Brands Business. Interest on the 2024 Notes will be paid on February 15th and August 15th of each year, beginning August 15, 2016.

On February 1, 2016, the Company completed its acquisition of the Private Brands Business for approximately $2.7 billion, excluding transaction expenses and subject to working capital and other adjustments. The acquisition will be accounted for under the acquisition method of accounting. The required disclosures have not been provided as the initial accounting for the business combination was not complete prior to the issuance of these financial statements.

The acquisition was funded by $836.6 million in net proceeds from the sale of the Company’s common stock, $763.4 million in net proceeds from the issuance of the 2024 Notes, and $1,025.0 million in Term Loan A-2 financing, with the remaining balance funded by borrowings from the Company’s Revolving Credit Facility. The Term Loan A-2 financing was funded on February 1, 2016 coincident with the closing of the acquisition and has a term of 5 years. Interest on the Term Loan A-2 financing is based on the Company’s consolidated leverage ratio, and is determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. The Company obtained Term Loan A-2 pursuant to an Amended and Restated Credit Agreement, dated as of February 1, 2016. The Amended and Restated Credit Agreement amends, restates and replaces the Company’s existing Credit Agreement, dated as of May 6, 2014. Significant components of the Amended and Restated Credit Agreement include (but are not limited to) (1) changes to the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 so that they are coterminous and will mature on February 1, 2021, (2) issuance of Term Loan A-2, (3) the Credit Agreement is now a secured facility until the Company reaches a leverage ratio of 3.5 and has no other pari-passu secured debt outstanding, and (4) increased credit spreads. The Amended and Restated Credit Agreement contains substantially the same covenants as the prior Credit Agreement.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2015 includes all of the Company’s subsidiaries. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015. This report is included with this Form 10-K.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 18, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2016 Proxy Statement”) to be filed with the SEC in connection with our 2016 annual meeting of the stockholders under the headings, Directors and Management — Directors and Executive Officers and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2016 Proxy Statement under the headings, Stock Ownership —Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2016 Proxy Statement under the heading, Committee Meetings/Role of the Committees — Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our April 28, 2016 Annual Meeting of Stockholders.

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

The information required by this item is included in the 2016 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2016 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the 1934 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the 2016 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2016 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2016 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

February 18, 2016

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed Sam K. Reed	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2016

/s/ Dennis F. Riordan Dennis F. Riordan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2016

/s/ George V. Bayly George V. Bayly	Director	February 18, 2016

/s/ Diana S. Ferguson Diana S. Ferguson	Director	February 18, 2016

/s/ Dennis F. O’Brien Dennis F. O’Brien	Director	February 18, 2016

/s/ Frank J. O’Connell Frank J. O’Connell	Director	February 18, 2016

/s/ Ann M. Sardini Ann M. Sardini	Director	February 18, 2016

/s/ Gary D. Smith Gary D. Smith	Director	February 18, 2016

/s/ Terdema L. Ussery, II Terdema L. Ussery, II	Director	February 18, 2016

/s/ David B. Vermylen David B. Vermylen	Director	February 18, 2016

SCHEDULE II

TREEEHOUSE FOODS, INC.

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2015, 2014 and 2013

Allowance for doubtful accounts deducted from accounts receivable:

	Balance Beginning of Year	Change to Allowance	Acquisitions	Write-Offs of Uncollectable Accounts	Recoveries	Balance End of Year
			(In thousands)
2013	$305	$(98)	$255	$(57)	$—	$405
2014	$405	$1,023	$428	$(523)	$—	$1,333
2015	$1,333	$32	$—	$(783)	$—	$582

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Purchase Agreement, dated as of April 20, 2007, among Silver Brands Partners II, L.P., VDW Farms, Ltd., VDW Management, L.L.C., and Bay Valley Foods, LLC is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 23, 2007.

2.2	Purchase Agreement, dated as of June 24, 2007 between E.D. Smith Operating Trust, E.D. Smith Limited Partnership, E.D. Smith Income Fund, and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2007.

2.3	Stock Purchase Agreement, dated as of December 20, 2009, among TreeHouse Foods, Inc., Sturm Foods, Inc., HMSF, L.P., and other shareholders of Sturm Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2009.

2.4	Securities Purchase Agreement dated as of September 13, 2010, among STSF Holdings LLC, STSF Holdings, Inc., S.T. Specialty Foods, Inc., and the Company is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 13, 2010.

2.5	Earnout Agreement between STSF Holdings, LLC and the Company is incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 13, 2010.

2.6	Securities Purchase Agreement, dated as of August 7, 2013, by and among TreeHouse Foods, Inc., TorQuest Partners Fund II, L.P., the other sellers party thereto and Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation, and 6726607 Canada Limited is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 7, 2013.

2.7	Stock Purchase Agreement, dated as of April 18, 2014, by and among TreeHouse Foods, Inc., Whitecastle Investments Limited, the other sellers party thereto and PFF Capital is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 18, 2014.

2.8	Agreement and Plan of Merger, dated as of June 27, 2014, by and among Bay Valley Foods LLC, Snacks Acquisition Sub, Inc., Snacks Parent Corporation and Gryphon Partners is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2014.

2.9	Agreement, dated as of November 1, 2015, between ConAgra Foods, Inc. and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 1, 2015.

3.1	Amended and Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 28, 2011, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.

3.2	Amendment to the Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 25, 2011.

3.3	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated April 28, 2011.

4.1	Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005.

4.3	Indenture, dated March 2, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 2, 2010.

Exhibit No.	Exhibit Description

4.4	First Supplemental Indenture, dated March 2, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 2, 2010.

4.5	Second Supplemental Indenture, dated March 2, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 2, 2010.

4.6	Third Supplemental Indenture, dated October 28, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.7	Fourth Supplemental Indenture, dated as of March 11, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 11, 2014.

4 .8	Fifth Supplemental Indenture, dated as of March 11, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 11, 2014.

*4.9	Sixth Supplemental Indenture, dated as of July 29, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

*4.10	Seventh Supplemental Indenture, dated as of August 25, 2014, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee.

*4.11	Eighth Supplemental Indenture, dated as of December 31, 2015, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee.

4.12	Ninth Supplemental Indenture, dated as of January 29, 2016, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 29, 2016.

4.13	Tenth Supplemental Indenture, dated as of February 1, 2016, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 29, 2016.

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

July 29, 2014.

10.10	Amended and Restated Credit Agreement, dated as of February 1, 2016, between the Company and Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 29, 2016.

10.11	Note Purchase Agreement dated as of September 22, 2006 by and among TreeHouse Foods, Inc. and a group of Purchasers is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2006.

10.12**	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.

10.13**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.

10.14**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2008.

10.15**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2008.

10.16**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and David B. Vermylen is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 5, 2008.

10.17**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 5, 2008.

10.18**	Employment Agreement by and between TreeHouse Foods, Inc. and Dennis F. Riordan is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2008.

10.19**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.

10.20**	Second Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.

Exhibit No.	Exhibit Description

10.21**	TreeHouse Foods, Inc. Executive Severance Plan, amended and restated as of February 21, 2014 is incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K dated February 21, 2014.

10.22**	First Amendment to Employment Agreement, date April 21, 2009, between TreeHouse Foods, Inc. and Dennis F. Riordan is Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2009.

10.23**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2009.

10.24**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission August 6, 2009.

10.25**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2009.

10.26**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Commission August 6, 2009.

10.27**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.5 of our Form 10-Q filed with the Commission August 6, 2009.

10.28**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.6 of our Form 10-Q filed with the Commission August 6, 2009.

10.29**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filed with the Commission August 6, 2009.

10.30**	Third Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.32 of our Form 10-K filed with the Commission February 21, 2013.

10.31**	Consulting Agreement, dated February 10, 2011, between the Company and David B. Vermylen is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2011.

10.32**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 2, 2015.

10.33**	Second Amendment to Employment Agreement, dated January 27, 2005, between TreeHouse Foods, Inc. and Sam K. Reed, dated February 24, 2014 is incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.34**	Second Amendment to Employment Agreement, dated January 27, 2005, between TreeHouse Foods, Inc. and Thomas E. O’Neill, dated February 24, 2014 is incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.35**	Second Amendment to Employment Agreement, dated January 27, 2005, between TreeHouse Foods, Inc. and Harry J. Walsh, dated February 24, 2014 is incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.36**	Second Amendment to Employment Agreement, dated November 8, 2007, between TreeHouse Foods, Inc. and Dennis F. Riordan, dated February 21, 2014 is incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.37**	Employment Agreement between TreeHouse Foods, Inc. and Christopher D. Sliva, dated February 24, 2014 is incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.38**	Consulting Agreement, dated July 28, 2015 between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 28, 2015.

Exhibit No.	Exhibit Description

12.1*	Computation of Ratio of Earnings to Fixed Changes.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.