Form 10-Q
period 2016-03-31
TreeHouse Foods, Inc.
filed 2016-05-05
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016.

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

Yes     ☐     No     ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2016: 56,433,176

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,089	$34,919
Investments	9,229	8,388
Receivables, net	359,744	203,198
Inventories, net	978,508	584,115
Assets held for sale	2,674	—
Prepaid expenses and other current assets	50,385	16,583

Total current assets	1,461,629	847,203
Property, plant, and equipment, net	1,345,786	541,528
Goodwill	2,782,338	1,649,794
Intangible assets, net	1,218,853	646,655
Other assets, net	55,641	17,616

Total assets	$6,864,247	$3,702,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$521,011	$260,580
Current portion of long-term debt	41,582	14,893

Total current liabilities	562,593	275,473
Long-term debt	2,942,336	1,221,741
Deferred income taxes	411,071	279,108
Other long-term liabilities	228,910	71,615

Total liabilities	4,144,910	1,847,937
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 56,433 and 43,126 shares issued and outstanding, respectively	564	431
Additional paid-in capital	2,050,334	1,207,167
Retained earnings	757,383	760,729
Accumulated other comprehensive loss	(88,944)	(113,468)

Total stockholders’ equity	2,719,337	1,854,859

Total liabilities and stockholders’ equity	$6,864,247	$3,702,796

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net sales	$1,270,173	$783,145
Cost of sales	1,045,610	630,708

Gross profit	224,563	152,437
Operating expenses:
Selling and distribution	85,472	45,798
General and administrative	94,634	44,400
Amortization expense	23,836	15,328
Other operating expense, net	1,694	215

Total operating expenses	205,636	105,741

Operating income	18,927	46,696
Other expense (income):
Interest expense	25,668	11,692
Interest income	(2,819)	(1,769)
(Gain) loss on foreign currency exchange	(4,124)	11,386
Other expense (income), net	4,982	(414)

Total other expense	23,707	20,895

(Loss) income before income taxes	(4,780)	25,801
Income taxes	(1,434)	7,949

Net (loss) income	$(3,346)	$17,852

Net (loss) earnings per common share:
Basic	$(0.06)	$0.42
Diluted	$(0.06)	$0.41
Weighted average common shares:
Basic	52,708	42,873
Diluted	52,708	43,639

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net (loss) income	$(3,346)	$17,852

Other comprehensive income (loss):
Foreign currency translation adjustments	24,266	(26,537)
Pension and postretirement reclassification adjustment (1)	258	256

Other comprehensive income (loss)	24,524	(26,281)

Comprehensive income (loss)	$21,178	$(8,429)

(1)	Net of tax of $159 and $158 for the three months ended March 31, 2016 and 2015, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,346)	$17,852
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	35,629	15,405
Amortization	23,836	15,328
Stock-based compensation	6,177	5,949
Excess tax benefits from stock-based compensation	(206)	(3,132)
Mark-to-market loss (gain) on derivative contracts	4,703	(417)
Mark-to-market loss (gain) on investments	11	(259)
Loss on disposition of assets	743	147
Deferred income taxes	(714)	(1,867)
(Gain) loss on foreign currency exchange	(4,124)	11,386
Other	(375)	(379)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	15,508	11,746
Inventories	46,764	29,164
Prepaid expenses and other assets	(16,442)	1,744
Accounts payable, accrued expenses and other liabilities	2,556	(21,065)

Net cash provided by operating activities	110,720	81,602
Cash flows from investing activities:
Additions to property, plant, and equipment	(24,898)	(21,235)
Additions to intangible assets	(1,995)	(3,841)
Acquisitions, less cash acquired	(2,640,201)	—
Proceeds from sale of fixed assets	59	121
Purchase of investments	(262)	(103)
Other	(11)	—

Net cash used in investing activities	(2,667,308)	(25,058)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	106,000	20,000
Payments under Revolving Credit Facility	(124,000)	(78,000)
Proceeds from issuance of Term Loan A-2	1,025,000	—
Proceeds from issuance of 2024 Notes	775,000	—
Payments on capitalized lease obligations and other debt	(811)	(730)
Payment of deferred financing costs	(34,328)	—
Payments on Term Loans	(4,375)	(2,000)
Net proceeds from issuance of common stock	835,128	—
Net receipts related to stock-based award activities	1,789	5,273
Excess tax benefits from stock-based compensation	206	3,132

Net cash provided by (used in) financing activities	2,579,609	(52,325)
Effect of exchange rate changes on cash and cash equivalents	3,149	(1,549)

Net increase in cash and cash equivalents	26,170	2,670
Cash and cash equivalents, beginning of period	34,919	51,981

Cash and cash equivalents, end of period	$61,089	$54,651

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the “Company,” “TreeHouse,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Results of operations for interim periods are not necessarily indicative of annual results.

On February 1, 2016, the Company acquired all of the outstanding common stock of Ralcorp Holdings, Inc., the Missouri corporation through which the private brands business (“Private Brands Business”) of ConAgra Foods, Inc. was operated. Ralcorp Holdings, Inc. was renamed TreeHouse Private Brands, Inc. during the first quarter of 2016. The results of operations of the Private Brands Business are included in our financial statements from the date of acquisition and are included in the North American Retail Grocery, Food Away From Home, and Industrial and Export segments, as applicable. The Private Brands Business is on a 4-4-5 fiscal calendar, and March 27, 2016 was the fiscal period end closest to the Company’s fiscal quarter end. This difference did not have a significant impact on the results of operations of the Private Brands Business.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact that this standard will have upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between existing GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. The Company is currently assessing the impact that this standard will have upon adoption.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, to simplify the accounting for adjustments made to provisional amounts. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal periods beginning after December 15, 2015. The Company prospectively adopted the ASU during the first quarter of 2016, which had no impact as no adjustments to provisional amounts recorded in previous periods were recognized during the quarter.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU is effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. The Company does not anticipate the adoption of the ASU will result in additional disclosures, however, management will begin performing the periodic assessments required by the ASU on its effective date.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. RESTRUCTURING

City of Industry, California — On November 18, 2015, the Company announced the planned closing of the City of Industry, California facility after reviewing the operation and identifying an opportunity to lower production costs. Production at the facility, which primarily relates to liquid non-dairy creamer and refrigerated salad dressings in the Food Away From Home segment, ceased in the first quarter of 2016, with full closure of the facility expected in the third quarter of 2016. Production will be moved to other Company-owned manufacturing facilities, as well as to third-party co-manufacturers. Total costs to close the City of Industry facility are expected to be approximately $11.1 million as detailed below, a reduction of approximately $0.8 million since the initial announcement, of which approximately $7.2 million is expected to be in cash. Expenses associated with the facility closure are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Operations, with the exception of asset-related costs, which are recorded in Cost of sales.

Below is a summary of the plant closing costs:

	City of Industry Closure
	Three Months Ended	Cumulative Costs	Total Expected
	March 31, 2016	To Date	Costs
	(In thousands)
Asset-related	$832	$3,852	$3,852
Employee-related	582	1,744	1,890
Other closure costs	84	113	5,308

Total	$1,498	$5,709	$11,050

Liabilities recorded as of March 31, 2016 associated with this plant closing relate to severance and the partial withdrawal from a multiemployer pension plan. The severance liability is included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets while the multiemployer pension plan withdrawal liability is included in the Other long-term liabilities line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the liabilities as of March 31, 2016:

	City of Industry Closure
	Multiemployer Pension
	Severance	Plan Withdrawal	Total Liabilities
	(In thousands)
Balance as of December 31, 2015	$395	$767	$1,162
Expense	582	—	582
Payments	(49)	—	(49)

Balance as of March 31, 2016	$928	$767	$1,695

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. ACQUISITIONS

Private Brands Business

On February 1, 2016, the Company acquired the Private Brands Business, which is primarily engaged in manufacturing, distributing, and marketing private label products to retail grocery, food away from home, and industrial and export customers. The business’s primary product categories include snacks, retail bakery, pasta, cereal, bars, and condiments. The purchase price was approximately $2,640.2 million, net of acquired cash, including an estimated adjustment for working capital. The acquisition was funded by $835.1 million in net proceeds from a public sale of the Company’s common stock, $760.7 million in net proceeds from a private issuance of senior unsecured notes (“2024 Notes”), and a new $1,025.0 million term loan (“Term Loan A-2”), with the remaining balance funded by borrowings from the Company’s $900 million revolving credit facility (“Revolving Credit Facility”). The acquisition results in a broader portfolio of products and further diversifies the Company’s product categories.

The Private Brands Business acquisition is accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition in the North American Retail Grocery, Food Away From Home, and Industrial and Export segments. Included in the Company’s Condensed Consolidated Statements of Operations for the first quarter of 2016 are the Private Brands Business’s net sales of approximately $506.4 million and net income of $11.5 million. Integration costs of $5.8 million were included in determining the net income.

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$43,358
Receivables	171,008
Inventory	435,360
Property, plant, and equipment	803,491
Customer relationships	510,900
Trade names	33,000
Software	19,576
Formulas	23,200
Other assets	52,418
Goodwill	1,123,924

Assets acquired	3,216,235
Deferred taxes	(132,384)
Assumed current liabilities	(244,747)
Assumed long-term liabilities	(155,545)

Total purchase price	$2,683,559

The Company allocated $496.1 million to customer relationships in the North American Retail Grocery segment, which have a preliminary estimated life of 13 years, and $14.8 million to customer relationships in the Food Away From Home segment, which have a preliminary estimated life of 10 years. The Company allocated $33.0 million to trade names, which have a preliminary estimated life of 10 years. The Company allocated $23.2 million to formulas, which have a preliminary estimated life of 5 years. The Company allocated $19.6 million to capitalized software with estimated lives of 1 to 5 years, depending on expected use. The aforementioned intangibles will be amortized on a straight line basis. The Company increased the cost of acquired inventories by approximately $8.2 million, and expensed the amount as a component of cost of sales in the first quarter of 2016. The Company has preliminarily allocated $1,050.4 million and $73.5 million of goodwill to the North American Retail Grocery and Food Away From Home segments, respectively. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $35.2 million in acquisition costs. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Operations. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company’s valuation analysis, including adjustments to certain assets and liabilities, taxes, and working capital.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information shows the results of operations for the Company as if its acquisition of the Private Brands Business had been completed as of January 1, 2015. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the issuance of common stock, interest expense related to the financing of the business combination, and related income taxes. Excluded from the 2016 pro forma results are $35.2 million of costs incurred by the Company in connection with the acquisition. The 2015 pro forma results include $1.3 billion in asset impairment charges incurred by the seller. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Pro forma net sales	$1,594,136	$1,670,398

Pro forma net income (loss)	$18,369	$(770,875)

Pro forma basic earnings (loss) per common share	$0.32	$(13.73)

Pro forma diluted earnings (loss) per common share	$0.32	$(13.73)

5. INVESTMENTS

	March 31,	December 31,
	2016	2015
	(In thousands)
U.S. equity	$6,641	$5,283
Non-U.S. equity	1,601	1,574
Fixed income	987	1,531

Total investments	$9,229	$8,388

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation as of each balance sheet date. The Company accounts for investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. The investments held by the Company are classified as trading securities and are stated at fair value, with changes in fair value recorded as a component of the Interest income or Interest expense line on the Condensed Consolidated Statements of Operations. Cash flows from purchases, sales, and maturities of trading securities are included in cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows based on the nature and purpose for which the securities were acquired.

Our investments include U.S. equity, non-U.S. equity, and fixed income securities that are classified as short-term investments on the Condensed Consolidated Balance Sheets. The U.S. equity, non-U.S. equity, and fixed income securities are classified as short-term investments as they have characteristics of other current assets and are actively managed.

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2016 and December 31, 2015, $59.6 million and $24.4 million, respectively, represents cash and equivalents held in foreign jurisdictions, in local currencies, that are convertible into other currencies. The cash and cash equivalents held in foreign jurisdictions are expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions.

For the three months ended March 31, 2016, we recognized unrealized losses totaling $0.3 million that are included in the Interest expense line of the Condensed Consolidated Statements of Operations and $0.3 million in unrealized gains that are included in the Interest income line of the Condensed Consolidated Statements of Operations. Additionally, for the three months ended March 31, 2016, we recognized a realized gain on investments totaling $0.1 million that was included in the Interest income line of the Condensed Consolidated Statements of Operations. When securities are sold, their cost is determined based on the first-in, first-out method.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVENTORIES

	March 31,	December 31,
	2016	2015
	(In thousands)
Raw materials and supplies	$424,388	$274,007
Finished goods	575,673	331,535
LIFO reserve	(21,553)	(21,427)

Total inventories	$978,508	$584,115

Inventory is generally accounted for under the first-in, first-out (“FIFO”) method, but a portion is accounted for under the last-in, first-out (“LIFO”) method or the weighted average costing approach. Approximately $66.5 million and $88.1 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2016 and December 31, 2015, respectively. Approximately $118.8 million and $128.9 million of our net inventory was accounted for using the weighted average costing approach at March 31, 2016 and December 31, 2015, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT

	March 31,	December 31,
	2016	2015
	(In thousands)
Land	$70,007	$25,954
Buildings and improvements	446,152	226,134
Machinery and equipment	1,194,946	681,711
Construction in progress	87,594	24,493

Total	1,798,699	958,292
Less accumulated depreciation	(452,913)	(416,764)

Property, plant, and equipment, net	$1,345,786	$541,528

Depreciation expense was $35.6 million and $15.4 million for the three months ended March 31, 2016 and 2015, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2015	$1,423,441	$92,267	$134,086	$1,649,794
Acquisitions	1,050,383	73,541	—	1,123,924
Foreign currency exchange adjustments	7,853	767	—	8,620

Balance at March 31, 2016	$2,481,677	$166,575	$134,086	$2,782,338

The Company has not incurred any goodwill impairments since its inception.

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Trademarks	$26,568	$25,229

Total indefinite lived intangibles	$26,568	$25,229

The increase in the indefinite lived intangibles balance is due to foreign currency translation.

The gross carrying amounts and accumulated amortization of intangible assets, with finite lives, as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets with finite lives:
Customer-related	$1,289,106	$(230,014)	$1,059,092	$769,419	$(208,962)	$560,457
Contractual agreements	2,974	(2,857)	117	2,964	(2,831)	133
Trademarks	65,361	(12,194)	53,167	32,240	(11,091)	21,149
Formulas/recipes	33,775	(8,857)	24,918	10,471	(7,824)	2,647
Computer software	99,591	(44,600)	54,991	78,039	(40,999)	37,040

Total other intangibles	$1,490,807	$(298,522)	$1,192,285	$893,133	$(271,707)	$621,426

Total intangible assets, excluding goodwill, as of March 31, 2016 and December 31, 2015 were $1,218.9 million and $646.7 million, respectively. Amortization expense on intangible assets for the three months ended March 31, 2016 and 2015 was $23.8 million and $15.3 million, respectively. Estimated amortization expense on intangible assets for 2016 and the next four years is as follows:

(In thousands)
2016	$109,029
2017	$112,748
2018	$107,104
2019	$105,837
2020	$104,156

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31,	December 31,
	2016	2015
	(In thousands)
Accounts payable	$392,822	$202,065
Payroll and benefits	54,899	27,467
Interest	12,244	6,241
Taxes	9,330	1,499
Health insurance, workers’ compensation, and other insurance costs	17,259	9,331
Marketing expenses	18,900	7,435
Other accrued liabilities	15,557	6,542

Total	$521,011	$260,580

10. INCOME TAXES

Income taxes were recorded at an effective rate of 30.0% and 30.8% for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense and the benefits associated with the federal domestic production activities deduction and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

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

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $17.5 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Less than $0.2 million of the $17.5 million would affect the effective tax rate when settled.

11. LONG-TERM DEBT

	March 31,	December 31,
	2016	2015
	(In thousands)
Revolving Credit Facility	$335,000	$353,000
Term Loan A	293,625	295,500
Term Loan A-1	187,500	190,000
Term Loan A-2	1,025,000	—
2022 Notes	400,000	400,000
2024 Notes	775,000	—
Tax increment financing and other debt	6,174	6,002

Total outstanding debt	3,022,299	1,244,502
Deferred financing costs	(38,381)	(7,868)
Less current portion	(41,582)	(14,893)

Total long-term debt	$2,942,336	$1,221,741

On February 1, 2016, coincident with the closing of the acquisition of the Private Brands Business, the Company entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement amends the Company’s Prior Credit Agreement, dated as of May 6, 2014.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Amended and Restated Credit Agreement (1) amended the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 so that they are conterminous and mature on February 1, 2021, (2) provided for the issuance of Term Loan A-2, (3) is now a secured facility until, among other conditions, the Company reaches a leverage ratio of 3.5 and has no other pari-passu secured debt outstanding, and (4) increased credit spreads. The proceeds from Term Loan A-2 were used to fund a portion of the purchase price of the Private Brands Business. The Amended and Restated Credit Agreement contains substantially the same covenants as the Prior Credit Agreement with adjustments to reflect the incurrence of Term Loan A-2.

In connection with the Amended and Restated Credit Agreement, $20.3 million in fees will be amortized ratably through February 1, 2021. Fees associated with the Term Loans are presented as a direct deduction from outstanding debt, while fees associated with the Revolving Credit Facility are presented as an asset. Beginning February 1, 2016, unamortized fees associated with the Prior Credit Agreement will be amortized ratably through February 1, 2021.

The Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 are known collectively as the “Amended and Restated Credit Agreement.” The Company’s average interest rate on debt outstanding under its Amended and Restated Credit Agreement for the three months ended March 31, 2016 was 2.54%.

Revolving Credit Facility — As of March 31, 2016, $511.9 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility matures on February 1, 2021, as compared to a maturity date of May 6, 2019 under the Prior Credit Agreement. In addition, as of March 31, 2016, there were $53.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Interest is payable quarterly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rates under the Amended and Restated Credit Agreement are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00% (inclusive of the facility fee), based on the Company’s consolidated leverage ratio.

The Amended and Restated Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect subsidiaries described as follows: During the first quarter of 2016, Protenergy Holdings, Inc. and Protenergy Natural Foods, Inc. were added as guarantors. Additionally, in connection with the acquisition of the Private Brands Business, TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Co.; Nutcracker Brands; Linette Quality Chocolates; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; and The Carriage House Companies, Inc. were added as guarantors during the first quarter of 2016. As a result, Bay Valley Foods, LLC; Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; and Flagstone Foods, Inc., together with the subsidiaries added in the first quarter as noted above, and certain other subsidiaries that may become guarantors in the future are collectively known as the “Guarantor Subsidiaries.” The Amended and Restated Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio. The Amended and Restated Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

Term Loan A — On May 6, 2014, the Company entered into a $300 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2021 under the Prior Credit Agreement. The interest rates applicable to Term Loan A are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of March 31, 2016, $293.6 million was outstanding under Term Loan A.

Term Loan A-1 — On July 29, 2014, the Company entered into a $200 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2019 under the Prior Credit Agreement. The interest rates applicable to Term Loan A-1 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of March 31, 2016, $187.5 million was outstanding under Term Loan A-1.

Term Loan A-2 — On February 1, 2016, the Company entered into a $1,025 million term loan pursuant to the Amended and Restated Credit Agreement. Term Loan A-2 matures on February 1, 2021. The interest rates applicable to Term Loan A-2 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis starting June 30, 2016. Term Loan A-2 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of March 31, 2016, $1,025.0 million was outstanding under Term Loan A-2.

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

2024 Notes — On January 29, 2016, the Company completed an exempt offering under Rule 144A and Regulation S of the Securities Act of $775 million in aggregate principal amount of 6.0% notes due February 15, 2024. The net proceeds from the issuance of the 2024 Notes (approximately $760.7 million after deducting issuance costs, providing an effective interest rate of 6.23%) were used to fund a portion of the purchase price of the Private Brands Business. Interest is payable on February 15 and August 15 of each year, beginning August 15, 2016. The 2024 Notes will mature on February 15, 2024.

The Company may redeem some or all of the 2024 Notes at any time on or after February 15, 2019 at the applicable redemption prices described in the Indenture plus accrued and unpaid interest, if any, up to but not including the redemption date. In addition, prior to February 15, 2019, the Company may redeem all or a portion of the 2024 Notes at a price equal to 100% of the principal amount plus the “make-whole” premium set forth in the Indenture plus accrued and unpaid interest, if any, up to but not including the redemption date. The Company may also redeem up to 40% of the 2024 Notes prior to February 15, 2019 with the net cash proceeds received from certain equity offerings at the redemption price set forth in the Indenture. In the event of certain change of control events, as described in the Indenture, the Company may be required to purchase the 2024 Notes from the holders at a purchase price of 101% of the principal amount plus any accrued and unpaid interest.

The Company issued the 2022 Notes and 2024 Notes pursuant to a single base Indenture among the Company, the Guarantor Subsidiaries, and the Trustee. The Indenture provides, among other things, that the 2022 Notes and 2024 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2022 Notes and 2024 Notes are fully and unconditionally, as well as jointly and severally, guaranteed on a senior unsecured basis by the Guarantor Subsidiaries, in addition to any future domestic subsidiaries that guarantee or become borrowers under its credit agreement, or guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries. The Indenture was supplemented during the first quarter of 2016 to include the changes in Guarantor Subsidiaries noted above.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Indenture governing the 2022 Notes and 2024 Notes contains customary event of default provisions (including, without limitation, defaults relating to the failure to pay at final maturity or the acceleration of certain other indebtedness). If an event of default occurs and is continuing, the trustee under the Indenture or holders of at least 25% in principal amount of such notes may declare the principal amount and accrued and unpaid interest, if any, on all such notes to be due and payable. The Indenture also contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to: (i) pay dividends or make other restricted payments, (ii) make certain investments, (iii) incur additional indebtedness or issue preferred stock, (iv) create liens, (v) pay dividends or make other payments (except for certain dividends and payments to the Company and certain subsidiaries of the Company), (vi) merge or consolidate with other entities or sell substantially all of its assets, (vii) enter into transactions with affiliates, and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future, the 2022 Notes or 2024 Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the 2022 Notes or 2024 Notes for so long as the 2022 Notes or 2024 Notes are rated investment grade by the two rating agencies.

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of March 31, 2016, $1.3 million remains outstanding that matures May 1, 2019. Interest accrues at an annual rate of 7.16%.

12. STOCKHOLDERS’ EQUITY

Common stock — The Company has authorized 90 million shares of common stock with a par value of $0.01 per share. No dividends have been declared or paid.

On January 26, 2016, a total of 13,269,230 shares were issued pursuant to a public offering at $65.00 per share, resulting in gross proceeds to the Company of $862.5 million. Net cash from the offering, after considering issuance costs, was approximately $835.1 million, with approximately $0.1 million recorded to Common stock at par value and approximately $835.0 million recorded to Additional paid-in capital. The net proceeds from the offering were used to fund a portion of the purchase price of the Private Brands Business.

As of March 31, 2016, there were 56,432,978 shares of common stock issued and outstanding. There is no treasury stock issued or outstanding.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net (loss) income	$(3,346)	$17,852

Weighted average common shares outstanding	52,708	42,873
Assumed exercise/vesting of equity awards (1)	—	766

Weighted average diluted common shares outstanding	52,708	43,639

Net (loss) earnings per basic share	$(0.06)	$0.42
Net (loss) earnings per diluted share	$(0.06)	$0.41

(1)	Incremental shares from equity awards are computed using the treasury stock method. For the three months ended March 31, 2016, weighted average common shares outstanding is the same for the computations of basic and diluted earnings per share because the Company had a net loss for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.8 million and 0.4 million for the three months ended March 31, 2016 and 2015, respectively.

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

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 12.3 million, of which approximately 3.0 million remain available as of March 31, 2016.

(Loss) income before income taxes for the three month periods ended March 31, 2016 and 2015 includes share-based compensation expense of $6.2 million and $5.9 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $2.2 million and $2.1 million for the three month periods ended March 31, 2016 and 2015, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2016. Stock options generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In thousands)
Outstanding, at December 31, 2015	1,918	20	$57.18	6.2	$41,793
Granted	35	—	$80.69
Forfeited	(17)	—	$75.78
Exercised	(37)	—	$50.39

Outstanding, at March 31, 2016	1,899	20	$57.58	6.0	$55,998

Vested/expected to vest, at March 31, 2016	1,853	20	$57.08	5.9	$55,573

Exercisable, at March 31, 2016	1,199	20	$46.74	4.4	$48,779

	Three Months Ended March 31,
	2016	2015
	(In millions)
Compensation expense	$1.6	$1.4
Intrinsic value of stock options exercised	$1.3	$11.0
Tax benefit recognized from stock option exercises	$0.4	$4.2

Compensation costs related to unvested options totaled $9.6 million at March 31, 2016 and will be recognized over the remaining vesting period of the grants, which averages 1.9 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2016 include the following: weighted average expected volatility of 25.21%, expected term of six years, weighted average risk free rate of 1.51% and no dividends.

The weighted average grant date fair value of awards granted during the first quarter of 2016 was $22.41.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of March 31, 2016, 95 thousand director restricted stock units have been earned and deferred.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2016:

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2015	312	$76.36	111	$52.60
Granted	151	$81.82	—	$—
Vested	(2)	$75.57	—	$—
Forfeited	(7)	$77.24	—	$—

Outstanding, at March 31, 2016	454	$78.17	111	$52.60

	Three Months Ended March 31,
	2016	2015
	(In millions)
Compensation expense	$3.5	$2.7
Fair value of vested restricted stock units	$0.2	$0.7
Tax benefit recognized from vested restricted stock units	$0.1	$0.1

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to restricted stock units are approximately $23.7 million as of March 31, 2016 and will be recognized on a weighted average basis over the next 2.1 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. The following table summarizes the performance unit activity during the three months ended March 31, 2016:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2015	271	$74.13
Granted	—	$—
Vested	—	$—
Forfeited	(5)	$73.88

Unvested, at March 31, 2016	266	$74.13

	Three Months Ended March 31,
	2016	2015
	(In millions)
Compensation expense	$1.1	$1.8
Fair value of vested performance units	$—	$—
Tax benefit recognized from performance units vested	$—	$—

Future compensation costs related to the performance units are estimated to be approximately $6.5 million as of March 31, 2016, and are expected to be recognized over the next 1.7 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In thousands)
Balance at December 31, 2015	$(100,512)	$(12,956)	$(113,468)
Other comprehensive income	24,266	—	24,266
Reclassifications from accumulated other comprehensive loss	—	258	258

Other comprehensive income	24,266	258	24,524

Balance at March 31, 2016	$(76,246)	$(12,698)	$(88,944)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
		(In thousands)
Balance at December 31, 2014	$(51,326)	$(13,005)	$(64,331)
Other comprehensive loss	(26,537)	—	(26,537)
Reclassifications from accumulated other comprehensive loss	—	256	256

Other comprehensive (loss) income	(26,537)	256	(26,281)

Balance at March 31, 2015	$(77,863)	$(12,749)	$(90,612)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its Canadian and Italian subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $159 thousand and $158 thousand for the three months ended March 31, 2016 and 2015, respectively. The reclassification is included in the computation of net periodic pension cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Operations.

The Condensed Consolidated Statements of Operations lines impacted by reclassifications out of Accumulated other comprehensive loss are outlined below:

			Affected line in
	Reclassifications from Accumulated		The Condensed Consolidated
	Other Comprehensive Loss		Statements of Operations
	Three Months Ended March 31,
	2016	2015
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$35	$36	(a)
Unrecognized net loss	382	378	(a)

Total before tax	417	414
Income taxes	159	158	Income taxes

Net of tax	$258	$256

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost, and are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

Pension, Profit Sharing and Postretirement Benefits — Certain employees and retirees participate in pension and other postretirement benefit plans. Employee benefit plan obligations and expenses included in the Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions. In connection with the acquisition of the Private Brands Business, the Company acquired three pension plans and one postretirement benefit plan. The net unfunded liability associated with these plans, which is included in the Accounts payable and accrued expenses and Other long-term liabilities lines of the Condensed Consolidated Balance Sheets, was $76.1 million as of the acquisition date.

Components of net periodic pension expense are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Service cost	$1,049	$621
Interest cost	2,980	713
Expected return on plan assets	(3,226)	(765)
Amortization of unrecognized prior service cost	53	52
Amortization of unrecognized net loss	383	365

Net periodic pension cost	$1,239	$986

The Company expects to contribute approximately $2.4 million to the pension plans in 2016.

Components of net periodic postretirement expense are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Service cost	$16	$5
Interest cost	243	37
Amortization of unrecognized prior service cost	(18)	(16)
Amortization of unrecognized net loss	(1)	13

Net periodic postretirement cost	$240	$39

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2016.

Net periodic pension and postretirement costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Operations.

17. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three months ended March 31, 2016 and 2015, which consisted of the following:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Restructuring	$1,636	$215
Other	58	—

Total other operating expense, net	$1,694	$215

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Interest paid	$17,943	$15,913
Income taxes paid	$14,638	$496
Accrued purchase of property and equipment	$13,942	$4,619
Accrued other intangible assets	$1,894	$2,077

Non-cash financing activities for the three months ended March 31, 2016 and 2015 include $0.2 million and $0.7 million, respectively, related to the vesting of restricted stock, restricted stock units, and performance stock units. Income taxes paid in the first quarter of 2016 were higher than the first quarter of 2015 due to the timing of payments to the U.S. federal and state taxing authorities, the inclusion of the Private Brands Business, and payments made to the CRA relating to the 2008, 2009, and 2010 filing periods.

19. COMMITMENTS AND CONTINGENCIES

Litigation, Investigations and Audits — The Company is party in the ordinary course of business to certain claims, litigation, audits, and investigations. The Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable that may be incurred in connection with any such currently pending or threatened matter, none of which are significant. In the Company’s opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on its financial position, results of operations, or cash flows.

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

Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed

Consolidated Statements of Operations, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2016, the Company had $63.1 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2016.

Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements of Operations.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of March 31, 2016, the Company had outstanding contracts for the purchase of 44,270 megawatts of electricity, expiring throughout 2016; 3.7 million gallons of diesel, expiring throughout 2016; 1.7 million dekatherms of natural gas, expiring throughout 2016; 1.0 million pounds of coffee, expiring throughout 2016; 16.2 million pounds of plastics, expiring throughout 2016; 0.6 million bushels of cucumbers, expiring throughout 2016; and 1.4 million bushels of flour, expiring throughout 2016.

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets:

		Fair Value
	Balance Sheet Location	March 31, 2016	December 31, 2015
		(In thousands)
Asset Derivatives
Commodity contracts	Prepaid expenses and other current assets	$142	$—
Foreign currency contracts	Prepaid expenses and other current assets	—	1,356

		$142	$1,356

Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$3,498	$3,778
Foreign currency contracts	Accounts payable and accrued expenses	3,769	—

		$7,267	$3,778

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

		Three Months Ended
	Location of Gain (Loss)	March 31,
	Recognized in Income	2016	2015
		(In thousands)
Mark-to-market unrealized (loss) gain:
Commodity contracts	Other (expense) income, net	$422	$(57)
Foreign currency contracts	Other (expense) income, net	(5,125)	474

Total unrealized (loss) gain		(4,703)	417
Realized (loss) gain:
Commodity contracts	Manufacturing related to cost of sales and transportation related to selling and distribution	(986)	(844)
Foreign currency contracts	Cost of Sales	800	—

Total realized (loss)		(186)	(844)

Total (loss)		$(4,889)	$(427)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving Credit Facility	$(335,000)	$(328,277)	$(353,000)	$(352,932)	2
Term Loan A	$(293,625)	$(294,230)	$(295,500)	$(294,327)	2
Term Loan A-1	$(187,500)	$(187,807)	$(190,000)	$(190,200)	2
Term Loan A-2	$(1,025,000)	$(1,026,966)	$—	$—	2
2022 Notes	$(400,000)	$(412,000)	$(400,000)	$(383,000)	2
2024 Notes	$(775,000)	$(817,625)	$—	$—	2
Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(3,356)	$(3,356)	$(3,778)	$(3,778)	2
Foreign currency contracts	$(3,769)	$(3,769)	$1,356	$1,356	2
Investments	$9,229	$9,229	$8,388	$8,388	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the Revolving Credit Facility, Term Loan A, Term Loan A-1, Term Loan A-2, 2022 Notes, 2024 Notes, commodity contracts, and foreign currency contracts are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 were estimated using present value techniques and market based interest rates and credit spreads. The fair values of the Company’s 2022 Notes and 2024 Notes were estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume.

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions, and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling and distribution expenses, unallocated costs of sales, and unallocated corporate expenses. The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$1,019,310	$592,413
Food Away From Home	112,597	88,277
Industrial and Export	138,266	102,455

Total	$1,270,173	$783,145

Direct operating income:
North American Retail Grocery	$127,955	$77,317
Food Away From Home	15,915	12,026
Industrial and Export	21,090	21,536

Total	164,960	110,879
Unallocated selling and distribution expenses	(13,229)	(3,159)
Unallocated costs of sales (1)	(12,640)	(1,081)
Unallocated corporate expense	(120,164)	(59,943)

Operating income	18,927	46,696
Other expense	(23,707)	(20,895)

(Loss) income before income taxes	$(4,780)	$25,801

(1)	Includes charges related to restructurings and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 8.7% and 11.0% of total consolidated net sales in the three months ended March 31, 2016 and 2015, respectively, with 7.3% and 10.0% of total consolidated net sales going to Canada, respectively. The Company held 10.8% and 8.7% of its property, plant, and equipment outside of the United States as of March 31, 2016 and 2015, respectively.

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 18.8% and 21.1% of consolidated net sales in the three months ended March 31, 2016 and 2015, respectively. No other customer accounted for more than 10% of our consolidated net sales.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Information — The following table presents the Company’s net sales by major products for the three months ended March 31, 2016 and 2015. In 2016, as a result of the acquisition of the Private Brands Business, the Company made the following changes to its product categories: (1) Snacks was renamed Snack nuts and now includes the bars, fruit snacks, and cereal snack mixes from the Private Brands Business, (2) Dry dinners was renamed Pasta and dry dinners and now includes the dry pasta from the Private Brands Business, (3) Mexican and other sauces was renamed Sauces and now includes the sauces from the Private Brands Business, (4) Cookies and crackers was added to include the crackers, cookies, pretzels, pita chips, and candy from the Private Brands Business, and (5) Retail bakery was added to include the in-store bakery products, refrigerated dough, frozen griddle products (pancakes, waffles, and French toast), frozen bread products (breads, rolls, and biscuits), dessert products (frozen cookies and frozen cookie dough), and dry bakery mixes from the Private Brands Business. These changes did not require prior period adjustments.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Products:
Snack nuts	$259,997	$146,499
Retail bakery	112,803	—
Cereals	111,972	43,040
Beverages	107,593	111,000
Cookies and crackers	103,899	—
Pasta and dry dinners	101,911	33,411
Salad dressings	93,675	84,166
Soup and infant feeding	84,850	98,808
Beverage enhancers	82,039	86,113
Sauces	76,656	58,431
Pickles	74,330	71,062
Aseptic products	26,832	24,878
Jams	20,956	11,949
Other products	12,660	13,788

Total net sales	$1,270,173	$783,145

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes and 2024 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. As described in Note 11, Protenergy Holdings, Inc. and Protenergy Natural Foods, Inc. were added as Guarantor Subsidiaries in the first quarter of 2016. Additionally, in connection with the acquisition of the Private Brands Business, TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Co.; Nutcracker Brands; Linette Quality Chocolates; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; and The Carriage House Companies, Inc. were added as guarantors during the first quarter of 2016. In the fourth quarter of 2015, Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; and Flagstone Foods, Inc. (formerly known as Snacks Holding Corporation) were added as Guarantor Subsidiaries. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of March 31, 2016 and 2015, and for the three months ended March 31, 2016, and 2015. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. As a result of the addition of the guarantors noted above, the following condensed supplemental consolidating financial information has been recast for prior periods as if the new guarantor structure existed for all periods presented, as of the acquisition dates of the respective guarantors.

Condensed Supplemental Consolidating Balance Sheet

March 31, 2016

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,485	$59,604	$—	$61,089
Investments	—	—	9,229	—	9,229
Accounts receivable, net	702	314,416	44,626	—	359,744
Inventories, net	—	873,967	104,541	—	978,508
Assets held for sale	—	2,674	—	—	2,674
Prepaid expenses and other current assets	17,861	10,874	21,650	—	50,385

Total current assets	18,563	1,203,416	239,650	—	1,461,629
Property, plant, and equipment, net	25,888	1,171,210	148,688	—	1,345,786
Goodwill	—	2,649,928	132,410	—	2,782,338
Investment in subsidiaries	5,165,285	494,126	—	(5,659,411)	—
Intercompany accounts receivable (payable), net	452,639	(417,467)	(35,172)	—	—
Deferred income taxes	19,128	—	—	(19,128)	—
Intangible and other assets, net	48,502	1,090,651	135,341	—	1,274,494

Total assets	$5,730,005	$6,191,864	$620,917	$(5,678,539)	$6,864,247

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,774	$443,379	$54,858	$—	$521,011
Current portion of long-term debt	38,271	3,156	155	—	41,582

Total current liabilities	61,045	446,535	55,013	—	562,593
Long-term debt	2,939,473	2,548	315	—	2,942,336
Deferred income taxes	—	380,811	49,388	(19,128)	411,071
Other long-term liabilities	10,150	196,685	22,075	—	228,910
Stockholders’ equity	2,719,337	5,165,285	494,126	(5,659,411)	2,719,337

Total liabilities and stockholders’ equity	$5,730,005	$6,191,864	$620,917	$(5,678,539)	$6,864,247

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,384	$91	$24,444	$—	$34,919
Investments	—	—	8,388	—	8,388
Accounts receivable, net	17	182,524	20,657	—	203,198
Inventories, net	—	510,255	73,860	—	584,115
Prepaid expenses and other current assets	17,625	6,608	8,968	(16,618)	16,583

Total current assets	28,026	699,478	136,317	(16,618)	847,203
Property, plant, and equipment, net	26,294	470,639	44,595	—	541,528
Goodwill	—	1,526,004	123,790	—	1,649,794
Investment in subsidiaries	2,411,532	338,849	—	(2,750,381)	—
Intercompany accounts receivable (payable), net	582,267	(553,408)	(28,859)	—	—
Deferred income taxes	18,092	—	—	(18,092)	—
Intangible and other assets, net	46,041	504,127	114,103	—	664,271

Total assets	$3,112,252	$2,985,689	$389,946	$(2,785,091)	$3,702,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,526	$239,316	$21,356	$(16,618)	$260,580
Current portion of long-term debt	11,621	3,116	156	—	14,893

Total current liabilities	28,147	242,432	21,512	(16,618)	275,473
Long-term debt	1,219,011	2,398	332	—	1,221,741
Deferred income taxes	—	272,910	24,290	(18,092)	279,108
Other long-term liabilities	10,235	56,417	4,963	—	71,615
Stockholders’ equity	1,854,859	2,411,532	338,849	(2,750,381)	1,854,859

Total liabilities and stockholders’ equity	$3,112,252	$2,985,689	$389,946	$(2,785,091)	$3,702,796

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended March 31, 2016

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,204,790	$133,764	$(68,381)	$1,270,173
Cost of sales	—	997,120	116,871	(68,381)	1,045,610

Gross profit	—	207,670	16,893	—	224,563
Selling, general, and administrative expense	53,716	116,414	9,976	—	180,106
Amortization	2,203	19,388	2,245	—	23,836
Other operating expense, net	—	1,332	362	—	1,694

Operating (loss) income	(55,919)	70,536	4,310	—	18,927
Interest expense	25,353	(53)	1,516	(1,148)	25,668
Interest income	(2,227)	(1,336)	(404)	1,148	(2,819)
Other expense (income), net	1	(4,665)	5,522	—	858

(Loss) income before income taxes	(79,046)	76,590	(2,324)	—	(4,780)
Income taxes (benefit)	(30,030)	30,242	(1,646)	—	(1,434)
Equity in net income (loss) of subsidiaries	45,670	(678)	—	(44,992)	—

Net (loss) income	$(3,346)	$45,670	$(678)	$(44,992)	$(3,346)

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended March 31, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$735,766	$113,561	$(66,182)	$783,145
Cost of sales	—	599,190	97,700	(66,182)	630,708

Gross profit	—	136,576	15,861	—	152,437
Selling, general, and administrative expense	17,765	61,161	11,272	—	90,198
Amortization	1,827	10,878	2,623	—	15,328
Other operating expense, net	—	215	—	—	215

Operating (loss) income	(19,592)	64,322	1,966	—	46,696
Interest expense	11,530	162	1,445	(1,445)	11,692
Interest income	(1,430)	(1,445)	(339)	1,445	(1,769)
Other (income) expense, net	(4)	9,078	1,898	—	10,972

(Loss) income before income taxes	(29,688)	56,527	(1,038)	—	25,801
Income taxes (benefit)	(11,336)	20,386	(1,101)	—	7,949
Equity in net income of subsidiaries	36,204	63	—	(36,267)	—

Net income	$17,852	$36,204	$63	$(36,267)	$17,852

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2016

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(3,346)	$45,670	$(678)	$(44,992)	$(3,346)

Other comprehensive income:
Foreign currency translation adjustments	—	—	24,266	—	24,266
Pension and postretirement reclassification adjustment, net of tax	—	258	—	—	258

Other comprehensive income	—	258	24,266	—	24,524
Equity in other comprehensive income of subsidiaries	24,524	24,266	—	(48,790)	—

Comprehensive income	$21,178	$70,194	$23,588	$(93,782)	$21,178

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$17,852	$36,204	$63	$(36,267)	$17,852

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(26,537)	—	(26,537)
Pension and postretirement reclassification adjustment, net of tax	—	256	—	—	256

Other comprehensive income (loss)	—	256	(26,537)	—	(26,281)
Equity in other comprehensive (loss) of subsidiaries	(26,281)	(26,537)	—	52,818	—

Comprehensive (loss) income	$(8,429)	$9,923	$(26,474)	$16,551	$(8,429)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$2,642	$152,998	$(19,073)	$(25,847)	$110,720
Cash flows from investing activities:

Additions to property, plant, and equipment	(84)	(23,727)	(1,087)	—	(24,898)

Additions to intangible assets	(1,984)	(11)	—	—	(1,995)
Intercompany transfer	94,021	2,775	—	(96,796)	—
Acquisitions, less cash acquired	(2,683,559)	337	43,021	—	(2,640,201)
Proceeds from sale of fixed assets	—	40	19	—	59
Purchase of investments	—	—	(262)	—	(262)
Other	—	—	(11)	—	(11)

Net cash (used in) provided by investing activities	(2,591,606)	(20,586)	41,680	(96,796)	(2,667,308)
Cash flows from financing activities:
Net borrowing (repayment) of debt	1,777,625	(771)	(40)	—	1,776,814
Payment of deferred financing costs	(34,328)	—	—	—	(34,328)
Intercompany transfer	(1,840)	(130,247)	9,444	122,643	—
Net proceeds from issuance of common stock	835,128	—	—	—	835,128
Net receipts related to stock-based award activities	1,789	—	—	—	1,789
Excess tax benefits from stock-based compensation	206	—	—	—	206

Net cash provided by (used in) financing activities	2,578,580	(131,018)	9,404	122,643	2,579,609
Effect of exchange rate changes on cash and cash equivalents	—	—	3,149	—	3,149

(Decrease) increase in cash and cash equivalents	(10,384)	1,394	35,160	—	26,170
Cash and cash equivalents, beginning of period	10,384	91	24,444	—	34,919

Cash and cash equivalents, end of period	$—	$1,485	$59,604	$—	$61,089

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(8,359)	$113,413	$12,552	$(36,004)	$81,602
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,096)	(18,906)	(1,233)	—	(21,235)
Intercompany transfer	(4,138)	(62,483)	—	66,621	—
Additions to intangible assets	(3,167)	(548)	(126)	—	(3,841)
Proceeds from sale of fixed assets	—	100	21	—	121
Purchase of investments	—	—	(103)	—	(103)

Net cash (used in) provided by investing activities	(8,401)	(81,837)	(1,441)	66,621	(25,058)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(60,000)	(688)	(42)	—	(60,730)
Intercompany transfer	62,683	(32,205)	139	(30,617)	—
Net receipts related to stock-based award activities	5,273	—	—	—	5,273
Excess tax benefits from stock-based payment arrangements	3,132	—	—	—	3,132

Net cash provided by (used in) financing activities	11,088	(32,893)	97	(30,617)	(52,325)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,549)	—	(1,549)

(Decrease) increase in cash and cash equivalents	(5,672)	(1,317)	9,659	—	2,670
Cash and cash equivalents, beginning of period	18,706	1,690	31,585	—	51,981

Cash and cash equivalents, end of period	$13,034	$373	$41,244	$—	$54,651

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24. SUBSEQUENT EVENTS

On April 5, 2016, the Company announced its intention to close its Ayer, Massachusetts facility. The decision to close the facility is the result of an ongoing manufacturing network analysis by the Company to maintain competitive costs, service levels, and product quality. Production is expected to cease in the first quarter of 2017 with full closure of the facility expected to occur in the third quarter of 2017. Total costs to close the facility are expected to be approximately $6.5 million, of which approximately $5.3 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $1.2 million, employee-related costs of approximately $2.2 million, and other closure costs of approximately $3.1 million. The Company expects to incur approximately $3.9 million of charges in 2016.

On May 3, 2016, the Company announced the voluntary recall of products that may be impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono). Product was distributed nationwide through retail stores, and no illnesses have been reported to date. The costs of the recall cannot be determined at this time and may extend over several quarters, but the Company expects to be fully indemnified for all costs associated with the recall.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a consumer packaged food and beverage manufacturer servicing retail grocery, food away from home, and industrial and export customers. We manufacture a variety of shelf stable, refrigerated, and fresh products. Our product categories include beverages; salad dressings; snack nuts; beverage enhancers; cookies and crackers; retail bakery; pickles; sauces; soup and infant feeding; cereals; pasta and dry dinners; aseptic products; jams; and other products. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories. We believe we are the largest manufacturer of private label salad dressings, non-dairy powdered creamer, powdered drink mixes, instant hot cereals, snack nuts, crackers, pretzels, in-store bakery cookies, refrigerated dough, retail griddle items (waffles, pancakes, and French toast), dry pasta, ready-to-eat cereal, snack bars, and health and wellness bars in the United States and Canada, based on volume. We also believe we are the largest manufacturer of private label pickles, soup, and trail mixes in the United States, and the largest manufacturer of private label jams in Canada, based on volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three month periods ended March 31, 2016 and 2015. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks and assumptions associated with these statements.

We discuss the following three segments in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: North American Retail Grocery, Food Away From Home, and Industrial and Export. The key performance indicators of our segments are net sales dollars and direct operating income, which is gross profit less the cost of transporting products to customer locations (referred to in the tables below as “freight out”), commissions paid to independent sales brokers, and direct selling and marketing expenses. The segment results are presented on a consistent basis with the manner in which the Company reports its results to the chief operating decision maker, and does not include an allocation of taxes and other corporate expenses (which includes interest expense and expenses associated with restructurings). See Note 22 of the Condensed Consolidated Financial Statements for additional information on the presentation of our reportable segments.

Our current operations consist of the following:

North American Retail Grocery – Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; sweeteners; condensed, ready to serve, and powdered soups, broths, and gravies; refrigerated and shelf stable salad dressings and sauces; mayonnaise; pickles and related products; Mexican, barbeque, and other sauces; table and flavored syrups; jams and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; ready-to-eat and hot cereals; baking and mix powders; macaroni and cheese; pasta; skillet dinners; in-store bakery products; refrigerated dough; retail griddle waffles, pancakes and French toast; cookies, crackers, pretzels, pita chips, and candy; snack nuts, bars, trail mixes, cereal snack mixes, fruit snacks, dried fruit, and other wholesome snacks.

Food Away From Home – Our Food Away From Home segment sells non-dairy powdered creamers; sweeteners; pickles and related products; Mexican, barbeque, and other sauces; table and flavored syrups; refrigerated and shelf stable dressings; mayonnaise; aseptic products; ready-to-eat and hot cereals; pasta; retail bakery products; cookies, crackers, pretzels, and candy; snack nuts; fruit snacks; powdered drinks; and single serve hot beverages to foodservice customers, including restaurant chains and food distribution companies, within the United States and Canada.

Industrial and Export – Our Industrial and Export segment includes the Company’s co-pack business and non-dairy powdered creamer sales to industrial customers for use in industrial applications, including products for repackaging in portion control packages and for use as ingredients by other food manufacturers. This segment primarily sells non-dairy powdered creamer; baking and mix powders; pickles and related products; refrigerated and shelf stable salad dressings; Mexican and barbeque sauces; aseptic products; soup and infant feeding products; ready-to-eat and hot cereals; powdered drinks; single serve hot beverages; specialty teas; pasta; retail griddle waffles, pancakes, and French toast; cookies, crackers, pretzels, and candy; snack nuts; bars; and other products. Export sales are primarily to industrial customers outside of North America.

From a macroeconomic perspective, the U.S. economy showed continued variability, with continued job growth but slowing growth in annualized real gross domestic product; and while the U.S. Federal Reserve’s intention is to gradually raise interest rates over the next three years, those increases have been delayed due to uneven domestic data and soft global growth. Also impacting the economy is variability in oil and related fuel prices, which are lower year-over-year. Despite job growth and favorable impact in oil and fuel costs, consumer spending has been uneven, with total retail food volumes declining in the first quarter of 2016 versus those in 2015. Contraction was experienced primarily in private label volumes, as branded volumes remained flat. While retail volume appears to have been soft in the first quarter of 2016, restaurant sales have continued to trend higher. The Company believes increased sales at restaurants is related to improved consumer finances resulting from job growth, lower gas prices and increased savings, without benefiting retail food outlets.

While overall volume growth appears to be limited at this time, and many of the product categories in which the Company participates are showing volume declines, certain retail sectors are experiencing growth as consumers continue to snack and seek out “healthy” and “better for you” foods. “Healthy” and “better for you” foods include items such as fresh or freshly prepared foods, natural, organic, or specialty foods, most of which are located in the perimeter of the store. Recent data shows that these product offerings are expected to be the primary growth area for both branded and private label products, and that growth in private label products is expected to drive the overall growth in these product categories. These trends are prompting companies to increase or adjust their product offerings, while retaining their commitment to providing these offerings at reasonable prices. In an effort to respond to shifting consumer demand, the Company offers an increasing variety of snacks, natural, and organic products.

During the first quarter of 2016, net sales increased approximately 62.2% when compared to the same period last year, primarily due to the additional sales from the 2016 acquisition of the Private Brands Business discussed below. The additional sales from the acquisition were partially offset by unfavorable volume/mix of 1.2% and unfavorable foreign exchange of 1.1%. The Company’s lower first quarter volume/mix is reflective of the overall volume decrease experienced in the private label industry in the past quarter. We expect industry volume to remain challenged throughout the remainder of the year.

Total direct operating income, the measure of our segment profitability, increased in the first quarter of 2016 by approximately 48.8% over the same period last year, primarily from the acquisition. Although direct operating income increased, profitability as a percentage of net sales decreased from 14.2% last year to 13.0% this year, with the acquisition accounting for approximately 90 basis points of the reduction, as the Private Brands Business provides a higher mix of lower margin sales. The impact of unfavorable legacy volume/mix and foreign exchange more than offset favorability provided by efficiencies and lower input costs.

The overarching themes impacting the first quarter of 2016 include (1) the February 2016 acquisition of the Private Brands Business, (2) industry wide year-over-year private label food volume contraction, and (3) continued unfavorable foreign exchange rates negatively impacting year-over-year sales and profitability that offset operational favorability.

As compared to the first quarter of 2015, the average Canadian foreign exchange rate in 2016 was 9.9% weaker, impacting both net sales and profitability. The Company estimates that net sales were negatively impacted by approximately 1.1%. To help mitigate further profitability erosion, the Company closely monitors the Canadian / U.S. dollar exchange rate and at times, enters into foreign exchange contracts.

Recent Developments

Private Brands Business Acquisition

On February 1, 2016, the Company completed its acquisition of the private brands business (“Private Brands Business”) of ConAgra Foods, Inc. for approximately $2.7 billion, excluding transaction expenses and subject to working capital and other adjustments. The acquisition was funded by a public issuance of common stock, a private issuance of senior unsecured notes, and a new term loan, with the remaining balance funded by borrowings from the Company’s Revolving Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements for more information regarding the Private Brands Business.

On January 26, 2016, the Company issued 13,269,230 of its shares pursuant to a public offering, resulting in gross proceeds to the Company of $862.5 million. Net cash from the offering, after considering issuance costs, was approximately $835.1 million. The net proceeds from the offering were used to fund a portion of the acquisition price of the Private Brands Business.

On January 29, 2016, the Company completed an exempt offering under Rule 144A and Regulation S of the Securities Act of $775 million in aggregate principal amount of 6.0% senior unsecured notes (“2024 Notes”) due February 15, 2024. The net proceeds from the issuance of the 2024 Notes (approximately $760.7 million after deducting issuance costs) were used to fund a portion of the acquisition price of the Private Brands Business. Interest on the 2024 Notes will be paid on February 15th and August 15th of each year, beginning August 15, 2016.

On February 1, 2016, the Term Loan A-2 financing was funded at $1,025.0 million coincident with the closing of the acquisition and has a term of 5 years. Interest on the Term Loan A-2 financing is based on the Company’s consolidated leverage ratio, and is determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. The Company obtained Term Loan A-2 pursuant to an Amended and Restated Credit Agreement, dated as of February 1, 2016. The Amended and Restated Credit Agreement amends the Company’s Prior Credit Agreement, dated as of May 6, 2014. Significant components of the Amended and Restated Credit Agreement include (but are not limited to) (1) changes to the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 so that they are coterminous and will mature on February 1, 2021, (2) issuance of Term Loan A-2, (3) the Credit Agreement is now a secured facility until, among other conditions, the Company reaches a leverage ratio of 3.5 and has no other pari-passu secured debt outstanding, and (4) increased credit spreads. The Amended and Restated Credit Agreement contains substantially the same covenants as the prior Credit Agreement.

Plant Closure

On April 5, 2016, the Company announced its intention to close its Ayer, Massachusetts facility. The decision to close the facility is the result of an ongoing manufacturing network analysis by the Company to maintain competitive costs, service levels, and product quality. Production is expected to cease in the first quarter of 2017 with full closure of the facility expected to occur in the third quarter of 2017. Total costs to close the facility are expected to be approximately $6.5 million, of which approximately $5.3 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $1.2 million, employee-related costs of approximately $2.2 million, and other closure costs of approximately $3.1 million. The Company expects to incur approximately $3.9 million of charges in 2016.

Product Recall

On May 3, 2016, the Company announced the voluntary recall of products that may be impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono). Product was distributed nationwide through retail stores, and no illnesses have been reported to date. The costs of the recall cannot be determined at this time and may extend over several quarters, but the Company expects to be fully indemnified for all costs associated with the recall.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended March 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,270,173	100.0%	$783,145	100.0%
Cost of sales	1,045,610	82.3	630,708	80.5

Gross profit	224,563	17.7	152,437	19.5
Operating expenses:
Selling and distribution	85,472	6.7	45,798	5.8
General and administrative	94,634	7.5	44,400	5.7
Amortization expense	23,836	1.9	15,328	2.0
Other operating expense, net	1,694	0.1	215	—

Total operating expenses	205,636	16.2	105,741	13.5

Operating income	18,927	1.5	46,696	6.0
Other expense (income):
Interest expense	25,668	2.0	11,692	1.5
Interest income	(2,819)	(0.2)	(1,769)	(0.2)
(Gain) loss on foreign currency exchange	(4,124)	(0.3)	11,386	1.5
Other expense (income), net	4,982	0.4	(414)	(0.1)

Total other expense	23,707	1.9	20,895	2.7

(Loss) income before income taxes	(4,780)	(0.4)	25,801	3.3
Income taxes	(1,434)	(0.1)	7,949	1.0

Net (loss) income	$(3,346)	(0.3)%	$17,852	2.3%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Sales — First quarter net sales increased 62.2% to $1,270.2 million in 2016 compared to $783.1 million in the first quarter of 2015. The increase is due to sales from the 2016 acquisition of the Private Brands Business, partially offset by unfavorable volume/mix and foreign exchange. Net sales by segment are shown in the following table:

	Three Months Ended March 31,		$ Increase/	% Increase/
	2016	2015	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$1,019,310	$592,413	$426,897	72.1%
Food Away From Home	112,597	88,277	24,320	27.5%
Industrial and Export	138,266	102,455	35,811	35.0%

Total	$1,270,173	$783,145	$487,028	62.2%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 82.3% in the first quarter of 2016, compared to 80.5% in 2015. Contributing to the increase in cost of sales as a percentage of net sales was the impact of lower margin products from the recent acquisition, which more than offset the impact of favorable input costs and operating efficiencies. The recent acquisition accounts for approximately 135 basis points of the increase in cost of sales as a percentage of net sales. Also contributing to the increase in cost of sales relative to net sales is the year-over-year impact of unfavorable foreign exchange. Included in cost of sales is approximately $8.2 million of acquisition and integration costs in the first quarter of 2016 as compared to none in the prior year.

Operating Expenses — Total operating expenses were $205.6 million in the first quarter of 2016 compared to $105.7 million in 2015. Operating expenses in 2016 resulted from the following:

Selling and distribution expenses increased $39.7 million, or 86.6% in the first quarter of 2016 compared to 2015. Reductions in selling and distribution expenses in our legacy businesses, primarily due to lower volumes, were more than offset by $40.9 million of incremental costs from the recent acquisition.

General and administrative expenses increased by $50.2 million in the first quarter of 2016 compared to 2015, of which $14.6 million pertains to continuing costs of the acquired business. Also contributing to the increase is $32.8 million of costs incurred in connection with the acquisition. The remaining increase of $2.8 million relates to duplicative operating costs associated with the acquisition and the general growth of the business.

Amortization expense increased $8.5 million in the first quarter of 2016 compared to 2015, due to the amortization of intangible assets from the acquisition.

Other operating expense in the first quarter of 2016 was $1.7 million, compared to $0.2 million in 2015. The increase was due to higher costs associated with a restructuring that was announced in the fourth quarter of 2015 with respect to the Company’s closure of the City of Industry, California facility.

Interest Expense — Interest expense increased to $25.7 million in the first quarter of 2016, compared to $11.7 million in 2015 due to higher debt levels and interest rates from financing the acquisition.

Interest Income – Interest income of $2.8 million includes $2.2 million of interest income related to annual patronage refunds pertaining to Term Loan A. The patronage refund represents our participation in a capital plan related to our Term Loan A and is an annual payment based on a percentage of our average daily loan balance. The remaining $0.6 million in interest income pertains to cash held by our Canadian subsidiaries and gains on investments, as discussed in Note 5 to our Condensed Consolidated Financial Statements.

Foreign Currency — The Company’s foreign currency impact was a $4.1 million gain for the first quarter of 2016, compared to a loss of $11.4 million in 2015, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar from the beginning to ending dates of the respective quarters.

Other Expense (Income), net — Other expense was $5.0 million for the first quarter of 2016, compared to income of $0.4 million in 2015. The change was due to the non-cash mark-to-market adjustments on derivative instruments, primarily foreign currency contracts.

Income Taxes — Income taxes were recorded at an effective rate of 30.0% and 30.8% for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense and the benefits associated with the federal domestic production activities deduction and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 — Results by Segment

North American Retail Grocery —

	Three Months Ended March 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,019,310	100.0%	$592,413	100.0%
Cost of sales	829,555	81.4	480,572	81.1

Gross profit	189,755	18.6	111,841	18.9
Freight out and commissions	42,975	4.2	23,862	4.0
Direct selling and marketing	18,825	1.8	10,662	1.8

Direct operating income	$127,955	12.6%	$77,317	13.1%

Net sales in the North American Retail Grocery segment increased by $426.9 million, or 72.1%, in the first quarter of 2016 compared to 2015. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$592,413
Volume/mix	(230)	—%
Pricing	(801)	(0.1)
Acquisitions	435,458	73.5
Foreign currency	(7,530)	(1.3)

2016 Net sales	$1,019,310	72.1%

The increase in net sales from 2015 to 2016 resulted from the acquisition of the Private Brands Business, partially offset by unfavorable foreign exchange. During the first quarter of 2016, the Company experienced higher volume/mix of single serve beverages, dressings, tea, and snack products that were offset by lower volume/mix in most other product categories due, in part, to unseasonably warm weather. Despite the industry-wide private label volume contraction of nearly 2%, the Company’s volume/mix was relatively flat.

Cost of sales as a percentage of net sales in the first quarter of 2016 increased 0.3% compared to last year, as the impact of lower margin business from the Private Brands Business and unfavorable foreign exchange offset favorability from operational efficiencies and lower commodity costs. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 0.6%.

Freight out and commissions paid to independent sales brokers were $43.0 million in the first quarter of 2016, compared to $23.9 million in 2015. The Private Brand Business acquisition accounted for $21.9 million of the increase. Before considering the Private Brand Business acquisition, costs were slightly lower due to reduced volume.

Direct selling and marketing expenses were $18.8 million in the first quarter of 2016 and $10.7 million in 2015. The increase in direct selling and marketing expenses was primarily due to the Private Brand Business acquisition. Also contributing to the increase is general business growth. Despite the additional costs, the overall direct selling and marketing expenses as a percentage of revenue remained consistent.

Food Away From Home —

	Three Months Ended March 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$112,597	100.0%	$88,277	100.0%
Cost of sales	89,658	79.6	70,920	80.3

Gross profit	22,939	20.4	17,357	19.7
Freight out and commissions	4,202	3.8	3,446	3.9
Direct selling and marketing	2,822	2.5	1,885	2.1

Direct operating income	$15,915	14.1%	$12,026	13.6%

Net sales in the Food Away From Home segment increased by $24.3 million, or 27.5%, in the first quarter of 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$88,277
Volume/mix	271	0.3%
Pricing	808	0.9
Acquisitions	23,958	27.1
Foreign currency	(717)	(0.8)

2016 Net sales	$112,597	27.5%

Net sales increased during the first quarter of 2016 compared to 2015 primarily due to the acquisition of the Private Brands Business. Volume/mix increases in aseptic and hot cereals were partially offset by volume/mix reductions in pickles and other sauces.

Cost of sales as a percentage of net sales decreased to 79.6% in the first quarter of 2016 from 80.3% in 2015 due to favorable input costs and operational efficiencies that were partially offset by unfavorable foreign exchange for the Canadian operations. The addition of the Private Brands Business did not significantly impact cost of sales as a percentage of net sales.

Freight out and commissions paid to independent sales brokers increased in the first quarter of 2016 by $0.8 million compared to 2015, due to the acquisition.

Direct selling and marketing increased to $2.8 million in the first quarter of 2016 from $1.9 million in 2015, due to the acquisition and general business growth, resulting in a slightly higher percentage of net sales.

Industrial and Export —

	Three Months Ended March 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
		(Dollars in thousands)
Net sales	$138,266	100.0%	$102,455	100.0%
Cost of sales	113,757	82.3	78,135	76.3

Gross profit	24,509	17.7	24,320	23.7
Freight out and commissions	2,519	1.7	2,253	2.2
Direct selling and marketing	900	0.7	531	0.5

Direct operating income	$21,090	15.3%	$21,536	21.0%

Net sales in the Industrial and Export segment increased $35.8 million, or 35.0%, in the first quarter of 2016, compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$102,455
Volume/mix	(9,646)	(9.4	) %
Pricing	(1,310)	(1.3)
Acquisitions	47,002	45.9
Foreign currency	(235)	(0.2)

2016 Net sales	$138,266	35.0%

Net sales increased during the first quarter of 2016 compared to 2015 as the increase from the acquisition of the Private Brands Business was partially offset by unfavorable volume/mix and pricing. Volume/mix was lower due to competitive pressures primarily in single serve beverages and soup and infant feeding products, partially offset by an increase in pickles and non-dairy creamer.

Cost of sales as a percentage of net sales increased from 76.3% in the first quarter of 2015 to 82.3% in 2016, primarily due to a shift in mix to lower margin products resulting from competitive pressures, particularly in single serve beverages and infant feeding. Also contributing to the increase was the inclusion of lower margin products from the Private Brands Business, which increased cost of sales as a percentage of net sales by 2.5%.

Freight out and commissions paid to independent sales brokers were $2.5 million in the first quarter of 2016 and $2.3 million in 2015. The increase is due to the impact of the acquisition partially offset by decreased volume.

Direct selling and marketing increased to $0.9 million in the first quarter of 2016 from $0.5 million in 2015, primarily due to the acquisition.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $511.9 million was available under the Revolving Credit Facility as of March 31, 2016. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we can comply with the current terms of the Revolving Credit Facility and meet foreseeable financial requirements.

The Company’s cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following tables:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(3,346)	$17,852
Depreciation and amortization	59,465	30,733
Stock-based compensation	6,177	5,949
Deferred income taxes	(714)	(1,867)
Changes in operating assets and liabilities, net of acquisitions	48,386	21,589
Other	752	7,346

Net cash provided by operating activities	$110,720	$81,602

Our cash from operations was $110.7 million in the first three months of 2016 compared to $81.6 million in 2015, an increase of $29.1 million. The increase in cash provided by operating activities was primarily due to increased cash provided by working capital of $26.8 million. The most significant component of the increase pertains to inventory, where the change in first quarter inventories is primarily the result of lower commodity costs. Also contributing to the change in inventories were higher inventory levels at year end resulting from slower than expected sales in December as well as specific inventory builds. Inventories contributed approximately $17.6 million in year-over-year cash for operations. The year-over-year increase in depreciation and amortization was $28.7 million, where $29.0 million of the increase related to the acquisition of the Private Brands Business. These changes were offset by a decrease in net income of $21.2 million, resulting from additional costs of $41.0 million related to the acquisition.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from investing activities:
Additions to property, plant, and equipment	$(24,898)	$(21,235)
Additions to intangible assets	(1,995)	(3,841)
Acquisitions, less cash acquired	(2,640,201)	(103)
Other	(214)	121

Net cash used in investing activities	$(2,667,308)	$(25,058)

In the first three months of 2016, cash used in investing activities increased by $2.6 billion compared to 2015, due to the acquisition of the Private Brands Business in the first quarter of 2016.

We expect capital spending programs to be approximately $211 million in 2016. Capital spending in 2016 is focused on food safety, quality, productivity improvements, continued implementation of an Enterprise Resource Planning system, and routine equipment upgrades or replacements at our plants.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net borrowing (repayment) of debt	$1,776,814	$(60,730)
Payment of deferred financing costs	(34,328)	—
Net proceeds from issuance of common stock	835,128	—
Equity award financing activities	1,995	8,405

Net cash provided by (used in) financing activities	$2,579,609	$(52,325)

Net cash provided by financing activities increased $2.6 billion in the first three months of 2016 compared to 2015, as the Company funded the acquisition of the Private Brands Business primarily through the issuance of common stock, the 2024 Notes, and Term Loan A-2.

As of March 31, 2016, $59.6 million of cash held by our foreign subsidiaries as cash and cash equivalents is expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability.

Cash provided by operating activities is used to pay down debt and fund investments in property, plant, and equipment.

Our short-term financing needs are primarily for financing working capital, and due to the seasonal nature of our business, are generally highest in the second and third quarters as inventory levels increase relative to other quarters. As discussed in the Seasonality section, as our product portfolio has grown, we have shifted to a higher percentage of cold weather products, resulting in inventory builds in the second and third quarters, as the Company prepares for the fall and winter months. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the second and third quarters, while cash flow is highest in the fourth and first quarters following the seasonality of our sales. We expect our Revolving Credit Facility, plus cash flow from operations, to be adequate to provide liquidity for current operations. Our long-term financing needs depend largely on potential acquisition activity.

Seasonality

In the aggregate, our sales do not vary significantly by quarter but are slightly weighted toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, hot cereal, saltine and entertainment crackers, in-store bakery items, refrigerated dough products, and certain pasta products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of soup and snack nuts are generally higher in the fourth quarter. Warmer weather products such as dressings, pickles, and condiments typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the seasonality of our sales.

Debt Obligations

At March 31, 2016, we had $335.0 million in borrowings outstanding under our Revolving Credit Facility, $293.6 million outstanding under Term Loan A, $187.5 million outstanding under Term Loan A-1, $1,025.0 million outstanding under Term Loan A-2, $400.0 million of the 2022 Notes outstanding, $775.0 million of the 2024 Notes outstanding, and $6.2 million of tax increment financing and other obligations. In addition, at March 31, 2016, there were $53.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at March 31, 2016, our Revolving Credit Facility provided for an aggregate commitment of $900 million, of which $511.9 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended March 31, 2016 averaged 2.54%.

We are in compliance with all applicable debt covenants as of March 31, 2016. From an interest coverage ratio perspective, the Company’s actual ratio as of March 31, 2016 is nearly 44.0% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 33.5% below the maximum level.

See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by GAAP. We believe these measures provide useful information to the users of the financial statements as we also have included these measures in other communications and publications.

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

Diluted EPS, Adjusting for Certain Items Affecting Comparability

The adjusted earnings per share data shown below reflects adjustments to GAAP earnings per share data to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, and related costs, debt refinancing costs, or facility closings and reorganizations, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation for management, or in determining earnings estimates.

The reconciliation of diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Diluted EPS per GAAP	$(0.06)	$0.41
Acquisition, integration, and related costs	0.51	0.02
Mark-to-market adjustments	0.06	—
Restructuring/facility consolidation costs	0.05	—
Foreign currency (gain) loss on re-measurement of intercompany notes	(0.08)	0.16

Adjusted EPS	$0.48	$0.59

During the first quarter of 2016 and 2015, the Company entered into transactions that affected the year-over-year comparison of its financial results that included acquisition and integration costs, mark-to-market adjustments, restructuring costs, and foreign currency (gains) losses on intercompany notes.

The acquisition, integration, and related costs line represents costs associated with completed and potential acquisitions. Costs incurred in the first quarter of 2016 primarily related to the acquisition of the Private Brands Business, which was completed on February 1, 2016, while costs incurred in the first quarter of 2015 primarily related to the Flagstone and Protenergy acquisitions, which were completed in 2014. Costs associated with integrating the businesses into the Company’s operations are also included in this line.

The Company’s derivative contracts are marked-to-market each period with the changes being recorded in the Condensed Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized.

As the Company continues to grow, consolidation or restructuring activities are necessary. During the first quarter of 2016, the Company incurred approximately $3.9 million in costs versus $0.2 million last year.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $6.5 million in the first quarter of 2016 versus foreign currency losses of $10.9 million in the prior year to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.

The following table reconciles the Company’s net (loss) income as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income (GAAP net (loss) income adjusted for items that significantly affect the assessment of earnings between periods, which is used for Adjusted EPS) and Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(unaudited in thousands)
Net (loss) income per GAAP	$(3,346)	$17,852
Foreign currency (gain) loss on re-measurement of intercompany notes (1)	(6,543)	10,871
Mark-to-market adjustments (2)	4,703	(417)
Acquisition, integration, and related costs (3)	41,294	1,483
Restructuring/facility consolidation costs (4)	3,903	215
Less: Taxes on adjusting items	(14,430)	(4,201)

Adjusted net income	$25,581	$25,803

Interest expense	25,668	11,692
Interest income	(2,819)	(1,769)
Income taxes	(1,434)	7,949
Depreciation and amortization (5)	57,637	30,647
Stock-based compensation expense (6)	6,154	5,949
Add: Taxes on adjusting items	14,430	4,201

Adjusted EBITDA	$125,217	$84,472

			Three Months Ended
		Location in Condensed	March 31,
		Consolidated Statements of Operations	2016	2015
			(unaudited in thousands)
(1)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	$(6,543)	$10,871

(2)	Mark-to-market adjustments	Other expense (income), net	$4,703	$(417)

(3)	Acquisition, integration and related costs	General and administrative	$33,002	$695
		Cost of sales	$8,236	$716
		Selling and distribution	$—	$43
		Other expense (income), net	$56	$29

(4)	Restructuring/facility consolidation costs	Other operating expense, net	$1,636	$129
		Cost of sales	$2,267	$86

(5)	Depreciation and amortization included in restructuring/facility consolidation costs	Cost of sales	$1,828	$86

(6)	Stock-based compensation expense included in acquisition, integration, and related costs	General and administrative	$23	$—

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

See Note 19 to our Condensed Consolidated Financial Statements in Part I — Item 1 of this Form 10-Q and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies in the three months ended March 31, 2016.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates; raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015 and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of March 31, 2016, the Company was party to the Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%. The Company was also party to Term Loan A, Term Loan A-1, and Term Loan A-2. Interest rates for the Term Loans are based on the Company’s consolidated leverage ratio and determined as follows: by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%.

We do not hold any derivative financial instruments which could expose us to significant interest rate market risk as of March 31, 2016. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Amended and Restated Credit Agreement, which is tied to variable market rates. Based on our outstanding debt balance of $1,841.1 million under the Amended and Restated Credit Agreement at March 31, 2016, each 1% rise in our interest rate would increase our annual interest expense by approximately $18.4 million.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the first quarter of 2016 to the first quarter of 2015, the Company experienced deflation in commodities such as dairy, soybean oil, coffee, oats, plastic, and diesel, while inflation was experienced in sweeteners and other ingredients. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts. Forward purchase contracts help us manage our business and reduce cost volatility. Some of these forward purchase contracts qualify as derivatives; however, the majority of commodity forward contracts are not derivatives. Those that are derivatives generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Company’s Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements of Operations.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the (Gain) loss on foreign currency exchange line of the Condensed Consolidated Statements of Operations where the Company recognized a gain of $4.1 million and a loss of $11.4 million for the three months ended March 31, 2016 and 2015, respectively.

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

Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements. For the three months ended March 31, 2016 and 2015, the Company recognized translation gains of $24.3 million and losses of $26.5 million, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of March 31, 2016, the Company had $63.1 million of U.S. dollar foreign currency contracts outstanding.

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

As of March 31, 2016, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective. We have excluded the Private Brands Business from our evaluation of disclosure controls and procedures as of March 31, 2016 because the Private Brands Business was acquired by the Company on February 1, 2016. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. The net sales and total assets of the Private Brands Business represented approximately 39.9% and 46.3%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the three months ended March 31, 2016.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the three-month periods ended March 31, 2016 and 2015. This interim financial information is the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

May 5, 2016

Part II — Other Information

Item 1. Legal Proceedings

We are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December  31, 2015.

Item 5. Other Information

None

Item 6. Exhibits

4.1	Ninth Supplemental Indenture, dated as of January 29, 2016, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 29, 2016.

4.2	Tenth Supplemental Indenture, dated as of February 1, 2016, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 29, 2016.

*4.3	Eleventh Supplemental Indenture, dated as of March 31, 2016, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee.

10.1

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

*Filed herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Dennis F. Riordan
Dennis F. Riordan
Executive Vice President and Chief Financial Officer

May 5, 2016