Form 10-Q
period 2016-06-30
TreeHouse Foods, Inc.
filed 2016-08-04
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016.

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

Yes     ☐     No     ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2016: 56,717,235

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,591	$34,919
Investments	9,641	8,388
Receivables, net	362,461	203,198
Inventories, net	989,406	584,115
Assets held for sale	2,674	—
Prepaid expenses and other current assets	85,998	16,583

Total current assets	1,501,771	847,203
Property, plant, and equipment, net	1,361,270	541,528
Goodwill	2,788,023	1,649,794
Intangible assets, net	1,195,498	646,655
Other assets, net	52,041	17,616

Total assets	$6,898,603	$3,702,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$606,423	$260,580
Current portion of long-term debt	49,929	14,893

Total current liabilities	656,352	275,473
Long-term debt	2,859,502	1,221,741
Deferred income taxes	413,358	279,108
Other long-term liabilities	220,615	71,615

Total liabilities	4,149,827	1,847,937
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 56,702 and 43,126 shares issued and outstanding, respectively	567	431
Additional paid-in capital	2,059,247	1,207,167
Retained earnings	773,031	760,729
Accumulated other comprehensive loss	(84,069)	(113,468)

Total stockholders’ equity	2,748,776	1,854,859

Total liabilities and stockholders’ equity	$6,898,603	$3,702,796

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net sales	$1,541,389	$759,208	$2,811,562	$1,542,353
Cost of sales	1,275,583	607,837	2,321,193	1,238,545

Gross profit	265,806	151,371	490,369	303,808
Operating expenses:
Selling and distribution	104,363	42,797	189,835	88,595
General and administrative	78,067	38,367	172,701	82,767
Amortization expense	28,478	15,551	52,314	30,879
Other operating expense, net	3,305	135	4,999	350

Total operating expenses	214,213	96,850	419,849	202,591

Operating income	51,593	54,521	70,520	101,217
Other expense (income):
Interest expense	31,538	11,372	57,206	23,064
Interest income	(642)	(194)	(3,461)	(1,963)
(Gain) loss on foreign currency exchange	(749)	(2,386)	(4,873)	9,000
Other (income) expense, net	(729)	(2,058)	4,253	(2,472)

Total other expense	29,418	6,734	53,125	27,629

Income before income taxes	22,175	47,787	17,395	73,588
Income taxes	6,527	16,425	5,093	24,374

Net income	$15,648	$31,362	$12,302	$49,214

Net earnings per common share:
Basic	$0.28	$0.73	$0.23	$1.15
Diluted	$0.27	$0.72	$0.22	$1.13
Weighted average common shares:
Basic	56,555	42,974	54,625	42,922
Diluted	57,330	43,679	55,336	43,654

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$15,648	$31,362	$12,302	$49,214

Other comprehensive income (loss):
Foreign currency translation adjustments	4,617	6,219	28,883	(20,318)
Pension and postretirement reclassification adjustment (1)	258	256	516	512

Other comprehensive income (loss)	4,875	6,475	29,399	(19,806)

Comprehensive income	$20,523	$37,837	$41,701	$29,408

(1)	Net of tax of $157 and $158 for the three months ended June 30, 2016 and 2015, respectively, and $316 for the six months ended June 30, 2016 and 2015.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$12,302	$49,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,512	30,888
Amortization	52,314	30,879
Stock-based compensation	14,324	10,463
Excess tax benefits from stock-based compensation	(3,523)	(4,583)
Mark-to-market loss (gain) on derivative contracts	2,970	(2,404)
Mark-to-market gain on investments	(128)	(154)
Loss on disposition of assets	1,347	179
Deferred income taxes	(3,097)	(2,155)
(Gain) loss on foreign currency exchange	(4,873)	9,000
Other	(770)	(761)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	13,616	58,199
Inventories	46,984	(24,127)
Prepaid expenses and other assets	(43,802)	1,827
Accounts payable, accrued expenses and other liabilities	68,833	(7,666)

Net cash provided by operating activities	237,009	148,799
Cash flows from investing activities:
Additions to property, plant, and equipment	(83,956)	(39,125)
Additions to intangible assets	(5,914)	(6,683)
Acquisitions, less cash acquired	(2,640,201)	—
Proceeds from sale of fixed assets	91	180
Purchase of investments	(530)	(311)
Increase in restricted cash	(605)	—
Other	(11)	—

Net cash used in investing activities	(2,731,126)	(45,939)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	114,200	40,000
Payments under Revolving Credit Facility	(196,200)	(148,000)
Proceeds from issuance of Term Loan A-2	1,025,000	—
Proceeds from issuance of 2024 Notes	775,000	—
Payments on capitalized lease obligations and other debt	(2,140)	(2,017)
Payment of deferred financing costs	(34,328)	—
Payments on Term Loans	(15,156)	(4,000)
Net proceeds from issuance of common stock	835,131	—
Net (payments) receipts related to stock-based award activities	(762)	1,112
Excess tax benefits from stock-based compensation	3,523	4,583

Net cash provided by (used in) financing activities	2,504,268	(108,322)
Effect of exchange rate changes on cash and cash equivalents	6,521	(1,955)

Net increase (decrease) in cash and cash equivalents	16,672	(7,417)
Cash and cash equivalents, beginning of period	34,919	51,981

Cash and cash equivalents, end of period	$51,591	$44,564

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2016

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

On February 1, 2016, the Company acquired all of the outstanding common stock of Ralcorp Holdings, Inc., the Missouri corporation through which the private brands business of ConAgra Foods, Inc. (“Private Brands Business”) was operated. Ralcorp Holdings, Inc. was renamed TreeHouse Private Brands, Inc. during the first quarter of 2016. The results of operations of the Private Brands Business are included in our financial statements from the date of acquisition and are included in the North American Retail Grocery, Food Away From Home, and Industrial and Export segments, as applicable. The Private Brands Business is on a 4-4-5 fiscal calendar, and June 26, 2016 was the fiscal period end closest to the Company’s fiscal quarter end. This difference did not have a significant impact on the results of operations of the Private Brands Business.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, to simplify the accounting for adjustments made to provisional amounts. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal periods beginning after December 15, 2015. The Company adopted the ASU during the first quarter of 2016. Adjustments to provisional amounts are disclosed in Note 4 on Acquisitions.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduced a new framework to be used when recognizing revenue in an attempt to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using either the full retrospective method, which presents the impact of the change separately in each prior year presented, or the modified retrospective method, which includes the cumulative changes to all prior years presented in beginning retained earnings in the year of initial adoption. The Company has not yet determined which of the two adoption methods to elect. The FASB also issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, in April 2016 and May 2016, respectively, which amend the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company is currently assessing the impact that these standards will have upon adoption.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. RESTRUCTURING

Plant Closing Costs — The Company continually analyzes its plant network to align operations with the current and future needs of its customers. Facility closure decisions are made when the Company identifies opportunities to lower production costs or eliminate excess manufacturing capacity while maintaining a competitive cost structure, service levels, and product quality. Expenses associated with the facility closures are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income, with the exception of asset-related costs, which are recorded in Cost of sales. The key information regarding the Company’s announced facility closures is outlined in the table below.

Facility Location	Date of Closure Announcement	End of Production	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
						(In millions)

City of Industry, California	November 18, 2015	First quarter of 2016	Third quarter of 2016	Liquid non- dairy creamer and refrigerated salad dressings	Food Away From Home	$7.7	$3.9
Ayer, Massachusetts	April 5, 2016	First quarter of 2017	Third quarter of 2017	Spoonable dressings	North American Retail Grocery, Food Away From Home	$6.5	$5.3
Azusa, California	May 24, 2016	Second quarter of 2017	Second quarter of 2017	Bars and snack products	North American Retail Grocery	$14.9	$13.2
Ripon, Wisconsin	May 24, 2016	Fourth quarter of 2016	Fourth quarter of 2016	Sugar wafer cookies	North American Retail Grocery	$2.1	$1.3

Total expected costs to close the City of Industry, California facility have been reduced by approximately $4.2 million since the initial announcement. Total expected costs to close all other facilities remain unchanged since the initial announcements.

Below is a summary of the plant closing costs:

	Three Months	Six Months	Cumulative	Total
	Ended	Ended	Costs	Expected
	June 30, 2016	June 30, 2016	To Date	Costs
	(In thousands)
Asset-related	$674	$1,506	$4,526	$7,540
Employee-related	1,292	1,963	3,125	8,547
Other closure costs	981	1,065	1,094	15,130

Total	$2,947	$4,534	$8,745	$31,217

Liabilities recorded as of June 30, 2016 associated with these plant closings relate to severance and the partial withdrawal from a multiemployer pension plan. The severance liability is included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets while the multiemployer pension plan withdrawal liability is included in the Other long-term liabilities line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the liabilities as of June 30, 2016:

	Severance	Multiemployer Pension Plan Withdrawal	Total Liabilities
	(In thousands)
Balance as of December 31, 2015	$395	$767	$1,162
Expense	1,709	—	1,709
Payments	(477)	—	(477)

Balance as of June 30, 2016	$1,627	$767	$2,394

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. ACQUISITIONS

Private Brands Business

On February 1, 2016, the Company acquired the Private Brands Business, which is primarily engaged in manufacturing, distributing, and marketing private label products to retail grocery, food away from home, and industrial and export customers. The business’s primary product categories include snacks, retail bakery, pasta, cereal, bars, and condiments. The purchase price, after considering working capital adjustments, was approximately $2,644.4 million, net of acquired cash. The acquisition was funded by $835.1 million in net proceeds from a public sale of the Company’s common stock, $760.7 million in net proceeds from a private issuance of senior unsecured notes (“2024 Notes”), and a new $1,025.0 million term loan (“Term Loan A-2”), with the remaining balance funded by borrowings from the Company’s $900 million revolving credit facility (“Revolving Credit Facility”). The acquisition resulted in a broader portfolio of products and further diversified the Company’s product categories.

The Private Brands Business acquisition is accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition in the North American Retail Grocery, Food Away From Home, and Industrial and Export segments. Included in the Company’s Condensed Consolidated Statements of Income for the six months ended June 30, 2016 are the Private Brands Business’s net sales of approximately $1,286.6 million and net income of $32.1 million. Integration costs of $6.5 million were included in determining the net income.

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$43,358
Receivables	171,008
Inventory	444,860
Property, plant, and equipment	804,234
Customer relationships	510,900
Trade names	33,000
Software	19,576
Formulas	23,200
Other assets	52,418
Goodwill	1,129,507

Assets acquired	3,232,061
Deferred taxes	(136,622)
Assumed current liabilities	(252,172)
Assumed long-term liabilities	(155,545)

Total purchase price	$2,687,722

The Company allocated $496.1 million to customer relationships in the North American Retail Grocery segment, which have a preliminary estimated life of 13 years, and $14.8 million to customer relationships in the Food Away From Home segment, which have a preliminary estimated life of 10 years. The Company allocated $33.0 million to trade names, which have a preliminary estimated life of 10 years. The Company allocated $23.2 million to formulas, which have a preliminary estimated life of 5 years. The Company allocated $19.6 million to capitalized software with estimated lives of 1 to 5 years, depending on expected use. The aforementioned intangibles will be amortized on a straight line basis. The Company increased the cost of acquired inventories by approximately $8.4 million, and expensed the amount as a component of cost of sales. The Company has preliminarily allocated $1,055.6 million and $73.9 million of goodwill to the North American Retail Grocery and Food Away From Home segments, respectively. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $35.2 million in acquisition costs. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Income. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company’s valuation analysis, including adjustments to taxes.

The Company recorded purchase price adjustments related to taxes and working capital in the second quarter of 2016, resulting in an increase to goodwill of approximately $5.6 million. Subsequent to quarter end, the working capital adjustment was finalized on July 25, 2016, resulting in a payment of $4.2 million to ConAgra Foods, Inc. that is reflected as a purchase price adjustment. As a result of

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these adjustments, approximately $0.2 million was expensed to Cost of sales in the second quarter of 2016. The remaining adjustments did not impact the Condensed Consolidated Statements of Income.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2016	2015
	(In thousands, except per share data)
Pro forma net sales	$1,678,636	$3,135,525	$3,349,034

Pro forma net income (loss)	$26,562	$34,017	$(744,313)

Pro forma basic earnings (loss) per common share	$0.47	$0.60	$(13.25)

Pro forma diluted earnings (loss) per common share	$0.47	$0.59	$(13.25)

5. INVESTMENTS

	June 30, 2016	December 31, 2015
	(In thousands)
U.S. equity	$6,988	$5,283
Non-U.S. equity	1,622	1,574
Fixed income	1,031	1,531

Total investments	$9,641	$8,388

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

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2016 and December 31, 2015, $50.9 million and $24.4 million, respectively, represents cash and equivalents held in foreign jurisdictions, in local currencies, that are convertible into other currencies. The cash and equivalents held in foreign jurisdictions are expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions. The Prepaid expenses and other current assets line on the Condensed Consolidated Balance Sheets also includes restricted cash of $2.9 million as of June 30, 2016, which relates to cash held to meet certain insurance requirements.

For the three and six months ended June 30, 2016, we recognized unrealized losses totaling $0.1 million and $0.4 million, respectively, that are included in the Interest expense line of the Condensed Consolidated Statements of Income and $0.2 million and $0.5 million, respectively, in unrealized gains that are included in the Interest income line of the Condensed Consolidated Statements of Income. Additionally, realized gains for the three months ended June 30, 2016 were insignificant, while for the six months ended June 30, 2016 we recognized realized gains totaling $0.1 million that are included in the Interest income line of the Condensed Consolidated Statements of Income. When securities are sold, their cost is determined based on the first-in, first-out method.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVENTORIES

	June 30,	December 31,
	2016	2015
	(In thousands)
Raw materials and supplies	$420,711	$274,007
Finished goods	588,972	331,535
LIFO reserve	(20,277)	(21,427)

Total inventories	$989,406	$584,115

Inventory is generally accounted for under the first-in, first-out (“FIFO”) method, but a portion is accounted for under the last-in, first-out (“LIFO”) method or the weighted average costing approach. Approximately $98.5 million and $88.1 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2016 and December 31, 2015, respectively. Approximately $131.7 million and $128.9 million of our inventory was accounted for using the weighted average costing approach at June 30, 2016 and December 31, 2015, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT

	June 30,	December 31,
	2016	2015
	(In thousands)
Land	$70,326	$25,954
Buildings and improvements	455,062	226,134
Machinery and equipment	1,225,112	681,711
Construction in progress	108,486	24,493

Total	1,858,986	958,292
Less accumulated depreciation	(497,716)	(416,764)

Property, plant, and equipment, net	$1,361,270	$541,528

Depreciation expense was $44.9 million and $15.5 million for the three months ended June 30, 2016 and 2015, respectively, and $80.5 million and $30.9 million for the six months ended June 30, 2016 and 2015, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows:

	North American	Food Away	Industrial
	Retail Grocery	From Home	and Export	Total
	(In thousands)
Balance at December 31, 2015	$1,423,441	$92,267	$134,086	$1,649,794
Acquisitions	1,050,383	73,541	—	1,123,924
Purchase price adjustments	5,218	365	—	5,583
Foreign currency exchange adjustments	7,947	775	—	8,722

Balance at June 30, 2016	$2,486,989	$166,948	$134,086	$2,788,023

The Company has not incurred any goodwill impairments since its inception.

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Trademarks	$26,584	$25,229

Total indefinite lived intangibles	$26,584	$25,229

The increase in the indefinite lived intangibles balance is due to foreign currency translation.

The gross carrying amounts and accumulated amortization of intangible assets, with finite lives, as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets with finite lives:
Customer-related	$1,289,210	$(251,734)	$1,037,476	$769,419	$(208,962)	$560,457
Contractual agreements	2,974	(2,874)	100	2,964	(2,831)	133
Trademarks	65,362	(13,544)	51,818	32,240	(11,091)	21,149
Formulas/recipes	33,777	(10,201)	23,576	10,471	(7,824)	2,647
Computer software	104,671	(48,727)	55,944	78,039	(40,999)	37,040

Total finite lived intangibles	$1,495,994	$(327,080)	$1,168,914	$893,133	$(271,707)	$621,426

Total intangible assets, excluding goodwill, as of June 30, 2016 and December 31, 2015 were $1,195.5 million and $646.7 million, respectively. Amortization expense on intangible assets for the three months ended June 30, 2016 and 2015 was $28.5 million and $15.6 million, respectively, and $52.3 million and $30.9 million for the six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense on intangible assets for 2016 and the next four years is as follows:

(In thousands)
2016	$109,818
2017	$111,535
2018	$104,388
2019	$102,961
2020	$101,285

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2016	2015
	(In thousands)
Accounts payable	$439,672	$202,065
Payroll and benefits	68,389	27,467
Interest	26,016	6,241
Taxes	21,450	1,499
Health insurance, workers’ compensation, and other insurance costs	18,248	9,331
Marketing expenses	18,794	7,435
Other accrued liabilities	13,854	6,542

Total	$606,423	$260,580

10. INCOME TAXES

Income taxes were recorded at an effective rate of 29.4% and 29.3% for the three and six months ended June 30, 2016, respectively, compared to 34.4% and 33.1% for the three and six months ended June 30, 2015, respectively. During the quarter, the Company’s effective tax rate was favorably impacted by the reversal of a $0.9 million tax reserve assumed in a prior acquisition. The Company also recognized $0.9 million of non-operating expense for the write-off of the related indemnification asset, which is included in the Other (income) expense, net line of the Condensed Consolidated Statements of Income.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense and the benefits associated with the federal domestic production activities deduction and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

The Internal Revenue Service (“IRS”) completed the examination of Flagstone Foods, Inc.’s 2013 tax year during the quarter, with no proposed adjustments to the Company’s tax liability. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2013 tax years of E.D. Smith. The CRA examination is expected to be completed in 2016 or 2017. The Company has examinations in process with various state taxing authorities, which are expected to be complete in 2016.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $17.6 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Less than $0.1 million of the $17.6 million would affect net income when settled.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LONG-TERM DEBT

	June 30,	December 31,
	2016	2015
	(In thousands)
Revolving Credit Facility	$271,000	$353,000
Term Loan A	291,750	295,500
Term Loan A-1	185,000	190,000
Term Loan A-2	1,018,594	—
2022 Notes	400,000	400,000
2024 Notes	775,000	—
Tax increment financing and other debt	4,786	6,002

Total outstanding debt	2,946,130	1,244,502
Deferred financing costs	(36,699)	(7,868)
Less current portion	(49,929)	(14,893)

Total long-term debt	$2,859,502	$1,221,741

On February 1, 2016, coincident with the closing of the acquisition of the Private Brands Business, the Company entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement amended the Company’s prior credit agreement, dated as of May 6, 2014 (as amended from time to time prior to February 1, 2016, the “Prior Credit Agreement”).

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

In connection with the Amended and Restated Credit Agreement, $20.3 million in fees will be amortized ratably through February 1, 2021. Fees associated with Term Loan A, Term Loan A-1, and Term Loan A-2 (the “Term Loans”) are presented as a direct deduction from outstanding debt, while fees associated with the Revolving Credit Facility are presented as an asset. Beginning February 1, 2016, unamortized fees associated with the Prior Credit Agreement will be amortized ratably through February 1, 2021.

The Revolving Credit Facility and the Term Loans are known collectively as the “Amended and Restated Credit Agreement.” The Company’s average interest rate on debt outstanding under its Amended and Restated Credit Agreement for the three months ended June 30, 2016 was 2.50%.

Revolving Credit Facility — As of June 30, 2016, $575.4 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility matures on February 1, 2021, as compared to a maturity date of May 6, 2019 under the Prior Credit Agreement. In addition, as of June 30, 2016, there were $53.6 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Amended and Restated Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect subsidiaries described as follows: During the first quarter of 2016, Protenergy Holdings, Inc. and Protenergy Natural Foods, Inc. were added as guarantors. Additionally, in connection with the acquisition of the Private Brands Business, TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Co.; Nutcracker Brands; Linette Quality Chocolates; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; and The Carriage House Companies, Inc. were added as guarantors during the first quarter of 2016. As a result, Bay Valley Foods, LLC; Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; and Flagstone Foods, Inc., together with the subsidiaries added in the first quarter as noted above, and certain other subsidiaries that may become guarantors in the future are collectively known as the “Guarantor Subsidiaries.” The Amended and Restated Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain certain financial ratios, including a leverage and interest coverage ratio. The Amended and Restated Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt. The Amended and Restated Credit Agreement is secured by substantially all personal property of TreeHouse and its Guarantor Subsidiaries.

Term Loan A — On May 6, 2014, the Company entered into a $300 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2021 under the Prior Credit Agreement. The interest rates applicable to Term Loan A are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of June 30, 2016, $291.8 million was outstanding under Term Loan A.

Term Loan A-1 — On July 29, 2014, the Company entered into a $200 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2019 under the Prior Credit Agreement. The interest rates applicable to Term Loan A-1 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of June 30, 2016, $185.0 million was outstanding under Term Loan A-1.

Term Loan A-2 — On February 1, 2016, the Company entered into a $1,025 million term loan pursuant to the Amended and Restated Credit Agreement. Term Loan A-2 matures on February 1, 2021. The interest rates applicable to Term Loan A-2 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis starting June 30, 2016. Term Loan A-2 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of June 30, 2016, $1,018.6 million was outstanding under Term Loan A-2.

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

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of June 30, 2016, $1.0 million remains outstanding that matures May 1, 2019. Interest accrues at an annual rate of 7.16%.

Interest Rate Swap Agreements — In June 2016, the Company entered into $500 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $500 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 0.86% for a period of 37 months, beginning on January 31, 2017 and ending on February 28, 2020. The borrowing cost on the swapped principal will range from 2.11% to 3.86% during the life of the swap agreement based on the credit spreads under the Amended and Restated Credit Agreement.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30, 2016, there were 56,702,327 shares of common stock issued and outstanding. There is no treasury stock issued or outstanding.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net income	$15,648	$31,362	$12,302	$49,214

Weighted average common shares outstanding	56,555	42,974	54,625	42,922
Assumed exercise/vesting of equity awards (1)	775	705	711	732

Weighted average diluted common shares outstanding	57,330	43,679	55,336	43,654

Net earnings per basic share	$0.28	$0.73	$0.23	$1.15
Net earnings per diluted share	$0.27	$0.72	$0.22	$1.13

(1)	Incremental shares from equity awards are computed using the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.7 million and 1.0 million for the three and six months ended June 30, 2016, respectively, and 0.8 million and 0.7 million for the three and six months ended June 30, 2015, respectively.

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

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 12.3 million, of which approximately 2.0 million remain available as of June 30, 2016.

Income before income taxes for the three and six month periods ended June 30, 2016 includes share-based compensation expense of $8.1 million and $14.3 million, respectively. Share-based compensation expense for the three and six months ended June 30, 2015 was $4.5 million and $10.5 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $3.0 million and $5.2 million for the three and six months ended June 30, 2016, respectively, and $1.6 million and $3.7 million for the three and six months ended June 30, 2015, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — The following table summarizes stock option activity during the six months ended June 30, 2016. Stock options generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In thousands)
Outstanding, at December 31, 2015	1,918	20	$57.18	6.2	$41,793
Granted	448	—	$96.88
Forfeited	(41)	—	$70.75
Exercised	(140)	—	$49.94

Outstanding, at June 30, 2016	2,185	20	$65.45	6.6	$82,015

Vested/expected to vest, at June 30, 2016	2,110	20	$64.57	6.5	$81,125

Exercisable, at June 30, 2016	1,371	20	$52.16	5.0	$70,223

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)

Compensation expense	$1.9	$1.8	$3.5	$3.3
Intrinsic value of stock options exercised	$4.7	$2.4	$6.0	$13.4
Tax benefit recognized from stock option exercises	$1.7	$0.9	$2.1	$5.1

Compensation costs related to unvested options totaled $17.5 million at June 30, 2016 and will be recognized over the remaining vesting period of the grants, which averages 2.4 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2016 include the following: weighted average expected volatility of 25.12%, expected term of six years, weighted average risk free rate of 1.16%, and no dividends. The weighted average grant date fair value of awards granted in 2016 was $26.02.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of June 30, 2016, 91 thousand director restricted stock units have been earned and deferred.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2016:

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2015	312	$76.36	111	$52.60
Granted	380	$91.28	13	$98.28
Vested	(117)	$74.34	(20)	$58.91
Forfeited	(12)	$77.10	—	$—

Outstanding, at June 30, 2016	563	$86.82	104	$56.95

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)

Compensation expense	$4.5	$3.4	$8.0	$6.0
Fair value of vested restricted stock units	$12.9	$12.3	$13.1	$12.9
Tax benefit recognized from vested restricted stock units	$4.6	$4.4	$4.7	$4.5

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to restricted stock units are approximately $40.3 million as of June 30, 2016 and will be recognized on a weighted average basis over the next 2.4 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 27, 2016, based on achievement of operating performance measures, 84,897 performance units were converted into 110,468 shares of stock, an average conversion ratio of 1.30 shares for each performance unit. The following table summarizes the performance unit activity during the six months ended June 30, 2016:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2015	271	$74.13
Granted	100	$98.28
Vested	(85)	$66.01
Forfeited	(6)	$74.80

Unvested, at June 30, 2016	280	$85.11

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Compensation expense	$1.7	$(0.7)	$2.8	$1.2
Fair value of vested performance units	$11.4	$4.5	$11.4	$4.5
Tax benefit recognized from performance units vested	$4.1	$1.7	$4.1	$1.7

Future compensation costs related to the performance units are estimated to be approximately $15.5 million as of June 30, 2016, and are expected to be recognized over the next 2.5 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In thousands)
Balance at December 31, 2015	$(100,512)	$(12,956)	$(113,468)
Other comprehensive income	28,883	—	28,883
Reclassifications from accumulated other comprehensive loss	—	516	516

Other comprehensive income	28,883	516	29,399

Balance at June 30, 2016	$(71,629)	$(12,440)	$(84,069)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In thousands)
Balance at December 31, 2014	$(51,326)	$(13,005)	$(64,331)
Other comprehensive loss	(20,318)	—	(20,318)
Reclassifications from accumulated other comprehensive loss	—	512	512

Other comprehensive (loss) income	(20,318)	512	(19,806)

Balance at June 30, 2015	$(71,644)	$(12,493)	$(84,137)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investments in its Canadian and Italian subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $316 thousand for the six months ended June 30, 2016 and 2015. The reclassification is included in the computation of net periodic pension and postretirement cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

The Condensed Consolidated Statements of Income lines impacted by reclassifications out of Accumulated other comprehensive loss are outlined below:

					Affected line in
	Reclassifications from Accumulated				the Condensed Consolidated
	Other Comprehensive Loss				Statements of Income
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$35	$36	$70	$73	(a)
Unrecognized net loss	380	378	762	755	(a)

Total before tax	415	414	832	828
Income taxes	157	158	316	316	Income taxes

Net of tax	$258	$256	$516	$512

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost, and are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

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

Components of net periodic pension expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$1,279	$621	$2,328	$1,243
Interest cost	4,091	713	7,071	1,425
Expected return on plan assets	(4,468)	(765)	(7,694)	(1,530)
Amortization of unrecognized prior service cost	52	52	105	105
Amortization of unrecognized net loss	382	365	765	730

Net periodic pension cost	$1,336	$986	$2,575	$1,973

The Company contributed $2.4 million to the pension plans in the first six months of 2016. The Company does not expect to make additional contributions to the plans in 2016.

Components of net periodic postretirement expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Service cost	$22	$5	$38	$10
Interest cost	347	37	590	75
Amortization of unrecognized prior service cost	(17)	(16)	(35)	(32)
Amortization of unrecognized net loss	(2)	13	(3)	25

Net periodic postretirement cost	$350	$39	$590	$78

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2016.

Net periodic pension and postretirement costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three and six months ended June 30, 2016 and 2015, which consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Restructuring	$2,447	$135	$4,083	$350
Other	858	—	916	—

Total other operating expense, net	$3,305	$135	$4,999	$350

18. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Interest paid	$33,343	$21,332
Income taxes paid	$46,426	$20,211
Accrued purchase of property and equipment	$11,492	$8,008
Accrued other intangible assets	$3,027	$2,550

Non-cash financing activities for the six months ended June 30, 2016 and 2015 include $24.0 million and $17.4 million, respectively, related to the vesting of restricted stock, restricted stock units, and performance stock units. Income taxes paid in the first six months of 2016 were higher than the first six months of 2015 due to the timing of payments to the U.S. federal and state taxing authorities, the inclusion of the Private Brands Business, and payments made to the CRA relating to the 2008, 2009, and 2010 filing periods.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. DERIVATIVE INSTRUMENTS

The Company is exposed to certain risk relating to its ongoing business operations. The primary risks managed by derivative instruments include interest rate risk, foreign currency risk, and commodity price risk. Derivative contracts are entered into for periods consistent with the related underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into derivative instruments for trading or speculative purposes.

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

In June 2016, the Company entered into $500 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $500 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 0.86% for a period of 37 months, beginning on January 31, 2017 and ending on February 28, 2020. These agreements do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets.

Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2016, the Company had $57.3 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2016.

Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements of Income.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of June 30, 2016, the Company had outstanding contracts for the purchase of 29,940 megawatts of electricity, expiring throughout 2016; 1.4 million gallons of diesel, expiring throughout 2016; 1.1 million dekatherms of natural gas, expiring throughout 2016; 0.9 million bushels of corn, expiring throughout 2016 and early 2017; 12.6 million pounds of plastics, expiring throughout 2016; 0.6 million bushels of cucumbers, expiring throughout 2016; and 1.7 million bushels of flour, expiring throughout 2016.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets:

		Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In thousands)
Asset Derivatives
Foreign currency contracts	Prepaid expenses and other current assets	$606	$1,356

		$606	$1,356

Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$2,835	$3,778
Foreign currency contracts	Accounts payable and accrued expenses	1,569	—
Interest rate swap agreements	Accounts payable and accrued expenses	1,594	—

		$5,998	$3,778

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended		Six Months Ended
	Location of (Loss) Gain	June 30,		June 30,
	Recognized in Income	2016	2015	2016	2015
		(In thousands)		(In thousands)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other (income) expense, net	$521	$1,098	$943	$1,041
Foreign currency contracts	Other (income) expense, net	2,806	889	(2,319)	1,363
Interest rate swap agreements	Other (income) expense, net	(1,594)	—	(1,594)	—

Total unrealized gain (loss)		1,733	1,987	(2,970)	2,404
Realized (loss) gain
Commodity contracts	Manufacturing related to cost of sales and transportation related to selling and distribution	(29)	(929)	(1,015)	(1,759)
Foreign currency contracts	Cost of sales	(2,735)	461	(1,935)	461

Total realized loss		(2,764)	(468)	(2,950)	(1,298)

Total (loss) gain		$(1,031)	$1,519	$(5,920)	$1,106

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving Credit Facility	$(271,000)	$(266,349)	$(353,000)	$(352,932)	2
Term Loan A	$(291,750)	$(291,956)	$(295,500)	$(294,327)	2
Term Loan A-1	$(185,000)	$(185,257)	$(190,000)	$(190,200)	2
Term Loan A-2	$(1,018,594)	$(1,020,010)	$—	$—	2
2022 Notes	$(400,000)	$(409,500)	$(400,000)	$(383,000)	2
2024 Notes	$(775,000)	$(819,563)	$—	$—	2

Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(2,835)	$(2,835)	$(3,778)	$(3,778)	2
Foreign currency contracts	$(963)	$(963)	$1,356	$1,356	2
Interest rate swap agreements	$(1,594)	$(1,594)	$—	$—	2
Investments	$9,641	$9,641	$8,388	$8,388	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the Revolving Credit Facility, Term Loan A, Term Loan A-1, Term Loan A-2, 2022 Notes, 2024 Notes, commodity contracts, foreign currency contracts, and interest rate swap agreements are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 were estimated using present value techniques and market based interest rates and credit spreads. The fair values of the Company’s 2022 Notes and 2024 Notes were estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume. The fair values of the commodity contracts, foreign currency contracts, and interest rate swap agreements are based on an analysis comparing the contract rates to the market rates at the balance sheet date. The commodity contracts, foreign currency contracts, and interest rate swap agreements are recorded at fair value on the Condensed Consolidated Balance Sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$1,274,324	$578,750	$2,293,634	$1,171,163
Food Away From Home	124,736	97,848	237,333	186,125
Industrial and Export	152,270	82,610	290,536	185,065
Unallocated	(9,941)	—	(9,941)	—

Total	$1,541,389	$759,208	$2,811,562	$1,542,353

Direct operating income:
North American Retail Grocery	$155,678	$81,256	$283,633	$158,356
Food Away From Home	19,050	14,539	34,965	26,562
Industrial and Export	12,803	14,097	33,893	35,619

Total	187,531	109,892	352,491	220,537
Unallocated selling and distribution expenses	(9,469)	(1,964)	(22,698)	(5,121)
Unallocated costs of sales (1)	(6,678)	646	(19,318)	(203)
Unallocated corporate expense and other	(119,791)	(54,053)	(239,955)	(113,996)

Operating income	51,593	54,521	70,520	101,217
Other expense	(29,418)	(6,734)	(53,125)	(27,629)

Income before income taxes	$22,175	$47,787	$17,395	$73,588

(1)	Includes charges related to restructurings and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 9.0% and 11.2% of total consolidated net sales in the six months ended June 30, 2016 and 2015, respectively, with 7.1% and 10.2% of total consolidated net sales going to Canada, respectively. The Company held 11.2% and 8.8% of its property, plant, and equipment outside of the United States as of June 30, 2016 and 2015, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 18.7% and 20.9% of consolidated net sales in the six months ended June 30, 2016 and 2015, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and six months ended June 30, 2016 and 2015. In 2016, as a result of the acquisition of the Private Brands Business, the Company made the following changes to its product categories: (1) Snacks was renamed Snack nuts and now includes the bars, fruit snacks, and cereal snack mixes from the Private Brands Business, (2) Dry dinners was renamed Pasta and dry dinners and now includes the dry pasta from the Private Brands Business, (3) Mexican and other sauces was renamed Sauces and now includes the sauces from the Private Brands Business, (4) Cookies and crackers was added to include the crackers, cookies, pretzels, pita chips, and candy from the Private Brands Business, and (5) Retail bakery was added to include the in-store bakery products, refrigerated dough, frozen griddle products (pancakes, waffles, and French toast), frozen bread products (breads, rolls, and biscuits), dessert products (frozen cookies and frozen cookie dough), and dry bakery mixes from the Private Brands Business. These changes did not require prior period adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Products:
Snack nuts	$351,398	$165,381	$611,395	$311,880
Retail bakery	159,060	—	271,863	—
Cookies and crackers	159,340	—	263,239	—
Cereals	139,205	34,247	251,177	77,287
Pasta and dry dinners	133,637	29,524	235,548	62,935
Beverages	117,812	92,670	225,405	203,670
Salad dressings	103,914	100,178	197,589	184,344
Pickles	92,598	86,407	166,928	157,469
Sauces	87,027	58,795	163,683	117,226
Beverage enhancers	71,007	78,416	153,046	164,529
Soup and infant feeding	61,291	59,514	146,141	158,322
Aseptic products	24,533	29,092	51,365	53,970
Jams	28,910	12,273	49,866	24,222
Other products	11,657	12,711	24,317	26,499

Total net sales	$1,541,389	$759,208	$2,811,562	$1,542,353

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes and 2024 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. As described in Note 11, Protenergy Holdings, Inc. and Protenergy Natural Foods, Inc. were added as Guarantor Subsidiaries in the first quarter of 2016. Additionally, in connection with the acquisition of the Private Brands Business, TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Co.; Nutcracker Brands; Linette Quality Chocolates; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; and The Carriage House Companies, Inc. were added as guarantors during the first quarter of 2016. In the fourth quarter of 2015, Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; and Flagstone Foods, Inc. (formerly known as Snacks Holding Corporation) were added as Guarantor Subsidiaries. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2016 and 2015, and for the three and six months ended June 30, 2016 and 2015. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. As a result of the addition of the guarantors noted above, the following condensed supplemental consolidating financial information has been recast for prior periods as if the new guarantor structure existed for all periods presented, as of the acquisition dates of the respective guarantors.

Condensed Supplemental Consolidating Balance Sheet
June 30, 2016
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$741	$50,850	$—	$51,591
Investments	—	—	9,641	—	9,641
Accounts receivable, net	1,342	314,970	46,149	—	362,461
Inventories, net	—	877,991	111,415	—	989,406
Assets held for sale	—	2,674	—	—	2,674
Prepaid expenses and other current assets	43,042	20,466	22,490	—	85,998

Total current assets	44,384	1,216,842	240,545	—	1,501,771
Property, plant, and equipment, net	26,679	1,181,805	152,786	—	1,361,270
Goodwill	—	2,655,511	132,512	—	2,788,023
Investment in subsidiaries	5,220,809	507,230	—	(5,728,039)	—
Intercompany accounts receivable (payable), net	368,086	(341,516)	(26,570)	—	—
Deferred income taxes	18,649	—	—	(18,649)	—
Intangible and other assets, net	50,956	1,063,531	133,052	—	1,247,539

Total assets	$5,729,563	$6,283,403	$632,325	$(5,746,688)	$6,898,603

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$66,006	$485,611	$54,806	$—	$606,423
Current portion of long-term debt	46,552	3,222	155	—	49,929

Total current liabilities	112,558	488,833	54,961	—	656,352
Long-term debt	2,858,093	1,121	288	—	2,859,502
Deferred income taxes	—	384,349	47,658	(18,649)	413,358
Other long-term liabilities	10,136	188,291	22,188	—	220,615
Stockholders’ equity	2,748,776	5,220,809	507,230	(5,728,039)	2,748,776

Total liabilities and stockholders’ equity	$5,729,563	$6,283,403	$632,325	$(5,746,688)	$6,898,603

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income
Three Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,454,403	$159,063	$(72,077)	$1,541,389
Cost of sales	—	1,210,669	136,991	(72,077)	1,275,583

Gross profit	—	243,734	22,072	—	265,806
Selling, general, and administrative expense	22,900	143,242	16,288	—	182,430
Amortization expense	2,256	23,842	2,380	—	28,478
Other operating expense, net	—	2,763	542	—	3,305

Operating (loss) income	(25,156)	73,887	2,862	—	51,593
Interest expense	31,076	344	1,336	(1,218)	31,538
Interest income	(1)	(1,587)	(272)	1,218	(642)
Other expense (income), net	1	2,599	(4,078)	—	(1,478)

(Loss) income before income taxes	(56,232)	72,531	5,876	—	22,175
Income taxes (benefit)	(21,231)	27,903	(145)	—	6,527
Equity in net income (loss) of subsidiaries	50,649	6,021	—	(56,670)	—

Net income (loss)	$15,648	$50,649	$6,021	$(56,670)	$15,648

Condensed Supplemental Consolidating Statement of Income
Three Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$712,052	$98,509	$(51,353)	$759,208
Cost of sales	—	569,470	89,720	(51,353)	607,837

Gross profit	—	142,582	8,789	—	151,371
Selling, general, and administrative expense	15,276	56,767	9,121	—	81,164
Amortization expense	2,044	10,914	2,593	—	15,551
Other operating expense, net	—	135	—	—	135

Operating (loss) income	(17,320)	74,766	(2,925)	—	54,521
Interest expense	10,900	220	1,723	(1,471)	11,372
Interest income	(1)	(1,471)	(193)	1,471	(194)
Other expense (income), net	2	(3,287)	(1,159)	—	(4,444)

(Loss) income before income taxes	(28,221)	79,304	(3,296)	—	47,787
Income taxes (benefit)	(10,777)	28,927	(1,725)	—	16,425
Equity in net income (loss) of subsidiaries	48,806	(1,571)	—	(47,235)	—

Net income (loss)	$31,362	$48,806	$(1,571)	$(47,235)	$31,362

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income
Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	2,659,193	292,827	(140,458)	2,811,562
Cost of sales	—	2,207,789	253,862	(140,458)	2,321,193

Gross profit	—	451,404	38,965	—	490,369
Selling, general, and administrative expense	76,616	259,656	26,264	—	362,536
Amortization expense	4,459	43,230	4,625	—	52,314
Other operating expense, net	—	4,095	904	—	4,999

Operating (loss) income	(81,075)	144,423	7,172	—	70,520
Interest expense	56,429	291	2,852	(2,366)	57,206
Interest income	(2,228)	(2,923)	(676)	2,366	(3,461)
Other expense (income), net	2	(2,066)	1,444	—	(620)

(Loss) income before income taxes	(135,278)	149,121	3,552	—	17,395
Income taxes (benefit)	(51,261)	58,145	(1,791)	—	5,093
Equity in net income (loss) of subsidiaries	96,319	5,343	—	(101,662)	—

Net income (loss)	$12,302	96,319	5,343	(101,662)	12,302

Condensed Supplemental Consolidating Statement of Income
Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,447,818	$212,070	$(117,535)	$1,542,353
Cost of sales	—	1,168,660	187,420	(117,535)	1,238,545

Gross profit	—	279,158	24,650	—	303,808
Selling, general, and administrative expense	33,041	117,928	20,393	—	171,362
Amortization expense	3,871	21,792	5,216	—	30,879
Other operating expense, net	—	350	—	—	350

Operating (loss) income	(36,912)	139,088	(959)	—	101,217
Interest expense	22,430	382	3,168	(2,916)	23,064
Interest income	(1,431)	(2,916)	(532)	2,916	(1,963)
Other expense (income), net	(2)	5,791	739	—	6,528

(Loss) income before income taxes	(57,909)	135,831	(4,334)	—	73,588
Income taxes (benefit)	(22,113)	49,313	(2,826)	—	24,374
Equity in net income (loss) of subsidiaries	85,010	(1,508)	—	(83,502)	—

Net income (loss)	$49,214	$85,010	$(1,508)	$(83,502)	$49,214

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$15,648	$50,649	$6,021	$(56,670)	$15,648

Other comprehensive income:
Foreign currency translation adjustments	—	—	4,617	—	4,617
Pension and postretirement reclassification adjustment, net of tax	—	258	—	—	258

Other comprehensive income	—	258	4,617	—	4,875
Equity in other comprehensive income (loss) of subsidiaries	4,875	4,617	—	(9,492)	—

Comprehensive income (loss)	$20,523	$55,524	$10,638	$(66,162)	$20,523

Condensed Supplemental Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$31,362	$48,806	$(1,571)	$(47,235)	$31,362

Other comprehensive income:
Foreign currency translation adjustments	—	—	6,219	—	6,219
Pension and postretirement reclassification adjustment, net of tax	—	256	—	—	256

Other comprehensive income	—	256	6,219	—	6,475
Equity in other comprehensive income (loss) of subsidiaries	6,475	6,219	—	(12,694)	—

Comprehensive income (loss)	$37,837	$55,281	$4,648	$(59,929)	$37,837

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$12,302	$96,319	$5,343	$(101,662)	$12,302

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	28,883	—	28,883
Pension and postretirement reclassification adjustment, net of tax	—	516	—	—	516

Other comprehensive (loss) income	—	516	28,883	—	29,399
Equity in other comprehensive (loss) income of subsidiaries	29,399	28,883	—	(58,282)	—

Comprehensive income (loss)	$41,701	$125,718	$34,226	$(159,944)	$41,701

Condensed Supplemental Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2015
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,214	$85,010	$(1,508)	$(83,502)	$49,214

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(20,318)	—	(20,318)
Pension and postretirement reclassification adjustment, net of tax	—	512	—	—	512

Other comprehensive (loss) income	—	512	(20,318)	—	(19,806)
Equity in other comprehensive (loss) income of subsidiaries	(19,806)	(20,318)	—	40,124	—

Comprehensive income (loss)	$29,408	$65,204	$(21,826)	$(43,378)	$29,408

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$45,799	$300,279	$(7,922)	$(101,147)	$237,009
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,117)	(73,837)	(9,002)	—	(83,956)
Additions to intangible assets	(5,901)	(13)	—	—	(5,914)
Intercompany transfer	102,059	(30,755)	—	(71,304)	—
Acquisitions, less cash acquired	(2,683,559)	337	43,021	—	(2,640,201)
Proceeds from sale of fixed assets	—	76	15	—	91
Purchase of investments	—	—	(530)	—	(530)
Increase in restricted cash	—	(605)	—	—	(605)
Other	—	—	(11)	—	(11)

Net cash (used in) provided by investing activities	(2,588,518)	(104,797)	33,493	(71,304)	(2,731,126)
Cash flows from financing activities:
Net borrowing (repayment) of debt	1,702,844	(2,144)	4	—	1,700,704
Payment of deferred financing costs	(34,328)	—	—	—	(34,328)
Intercompany transfer	25,927	(192,688)	(5,690)	172,451	—
Net proceeds from issuance of common stock	835,131	—	—	—	835,131
Net payments related to stock-based award activities	(762)	—	—	—	(762)
Excess tax benefits from stock-based compensation	3,523	—	—	—	3,523

Net cash provided by (used in) financing activities	2,532,335	(194,832)	(5,686)	172,451	2,504,268
Effect of exchange rate changes on cash and cash equivalents	—	—	6,521	—	6,521

(Decrease) increase in cash and cash equivalents	(10,384)	650	26,406	—	16,672
Cash and cash equivalents, beginning of period	10,384	91	24,444	—	34,919

Cash and cash equivalents, end of period	$—	$741	$50,850	$—	$51,591

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Six Months Ended June 30, 2015

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$31,490	$197,748	$2,554	$(82,993)	$148,799
Cash flows from investing activities:
Additions to property, plant, and equipment	(599)	(35,422)	(3,104)	—	(39,125)
Additions to intangible assets	(5,819)	(738)	(126)	—	(6,683)
Intercompany transfer	(11,587)	(86,534)	—	98,121	—
Proceeds from sale of fixed assets	—	159	21	—	180
Purchase of investments	—	—	(311)	—	(311)

Net cash (used in) provided by investing activities	(18,005)	(122,535)	(3,520)	98,121	(45,939)
Cash flows from financing activities:
Net repayment of debt	(112,000)	(1,958)	(59)	—	(114,017)
Intercompany transfer	86,230	(74,509)	3,407	(15,128)	—
Net receipts related to stock-based award activities	1,112	—	—	—	1,112
Excess tax benefits from stock-based compensation	4,583	—	—	—	4,583

Net cash (used in) provided by financing activities	(20,075)	(76,467)	3,348	(15,128)	(108,322)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,955)	—	(1,955)

(Decrease) increase in cash and cash equivalents	(6,590)	(1,254)	427	—	(7,417)
Cash and cash equivalents, beginning of period	18,706	1,690	31,585	—	51,981

Cash and cash equivalents, end of period	$12,116	$436	$32,012	$—	$44,564

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse is a consumer packaged food and beverage manufacturer servicing retail grocery, food away from home, and industrial and export customers. We manufacture a variety of shelf stable, refrigerated, and fresh products. Our product categories include: beverages; salad dressings; snack nuts; beverage enhancers; cookies and crackers; retail bakery; pickles; sauces; soup and infant feeding; cereals; pasta and dry dinners; aseptic products; jams; and other products. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories. We believe we are the largest manufacturer of private label salad dressings, non-dairy powdered creamer, powdered drink mixes, instant hot cereals, snack nuts, crackers, pretzels, in-store bakery cookies, refrigerated dough, retail griddle items (waffles, pancakes, and French toast), dry pasta, ready-to-eat cereal, snack bars, and health and wellness bars in the United States and Canada, based on volume. We also believe we are the largest manufacturer of private label pickles, soup, and trail mixes in the United States, and the largest manufacturer of private label jams in Canada, based on volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three month and six month periods ended June 30, 2016 and 2015. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

From a macroeconomic perspective, the U.S economy showed continued variability, with continued job growth, increasing personal income, and uneven consumer spending; and while the U.S. Federal Reserve’s intention is to gradually raise interest rates over the next three years, those increases have been delayed due to uneven domestic data, soft global growth, and the decision of the United Kingdom to exit the European Union.

Consumer spending in the U.S. varied widely in the first half of 2016, with the first quarter showing flat to negative growth, and the second quarter rebounding with three consecutive months of expansion, resulting in retail sales growth of nearly 2.6% versus the prior year. Despite increased consumer spending in the second quarter, certain food expenditures continue to show contraction. For example, overall food volume in measured channels was approximately 1.4% lower in the second quarter of 2016 versus the same quarter last year. However, after factoring in non-measured channels and the annual U.S. population growth rate of approximately 0.8%, total food volumes in both measured and non-measured channels are expected to be slightly positive, and in the same range as population growth. From a pricing perspective, private label food products in measured channels showed a 0.2% reduction in pricing, reflective of lower commodity costs being passed along to consumers.

While overall volume growth appears to be limited, certain retail sectors are experiencing growth as consumers continue to snack and seek out “healthy” and “better for you” foods. “Healthy” and “better for you” foods include items such as fresh or freshly prepared foods, natural, organic, or specialty foods, most of which are located in the perimeter of the store. Recent data shows that these product offerings are expected to be the primary growth area for both branded and private label products, and that growth in private label products is expected to drive the overall growth in these product categories. These trends are prompting companies to increase or adjust their product offerings, while retaining their commitment to providing these offerings at reasonable prices. In an effort to respond to shifting consumer demand, the Company offers an increasing variety of snacks, natural, and organic products.

The Company achieved a 103.0% increase in net sales during the second quarter of 2016 when compared to the same period last year, as recent acquisitions and increased volume/mix offset the impact of lower pricing and unfavorable foreign exchange. Overall, the Company’s volume/mix increased 2.3% in the second quarter of 2016 versus last year. Volume/mix in North American Retail Grocery and Industrial and Export increased 4.0% and 4.7%, respectively, while volume/mix in Food Away from Home decreased 9.3% in the quarter. Consistent with recent industry trends, the Company’s “better for you” and premium products continued to do well, posting a 14.9% increase in net sales during the quarter.

Total direct operating income, the measure of our segment profitability, increased in the second quarter of 2016 by approximately 70.7% over the same period last year, primarily from acquisitions. Despite the increase in total dollars, direct operating income as a percentage of net sales decreased 240 basis points from last year to 12.1%, resulting from a higher mix of lower margin sales from recent acquisitions. Direct operating income before considering the acquisition was flat year-over-year, as favorable input costs helped to offset the impact of lower pricing and unfavorable foreign exchange.

The overarching themes impacting the second quarter of 2016 include (1) the February 2016 acquisition of the Private Brands Business, (2) a total Company volume/mix increase of 2.3% despite continued competitive pressures, (3) higher operating costs resulting from the growth of the Company, and (4) continued unfavorable foreign exchange rates negatively impacting year-over-year sales and profitability.

As compared to the second quarter of 2015, the average Canadian foreign exchange rate in 2016 was 4.6% weaker, impacting both net sales and profitability. The Company estimates that net sales were negatively impacted by 0.6%. To help mitigate further profitability erosion, the Company closely monitors the Canadian / U.S. dollar exchange rate, and at times enters into foreign exchange contracts.

Recent Developments

Private Brands Business Acquisition

On February 1, 2016, the Company completed its acquisition of the private brands business of ConAgra Foods, Inc. (“Private Brands Business”) for approximately $2.7 billion, excluding transaction expenses and subject to working capital and other adjustments. The acquisition was funded by a public issuance of common stock, a private issuance of senior unsecured notes, and a new term loan, with the remaining balance funded by borrowings from the Company’s Revolving Credit Facility. Subsequent to quarter end, the working capital adjustment was finalized on July 25, 2016, resulting in a payment of $4.2 million to ConAgra Foods, Inc. that is reflected as a purchase price adjustment in the Condensed Consolidated Financial Statements. See Note 4 to the Condensed Consolidated Financial Statements for more information regarding the Private Brands Business.

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

Plant Closures

On May 24, 2016, the Company announced its intention to close its Azusa, California and Ripon, Wisconsin facilities. The decision to close the facilities follows an analysis of the Company’s plant network to align operations with current and future needs of its customers and eliminate excess manufacturing capacity. Full facility closure and the end of production at Azusa is expected to occur in the second quarter of 2017. Full facility closure and the end of production at Ripon is expected in to occur in the fourth quarter of 2016. Total costs to close the facilities are expected to be approximately $17.0 million, of which approximately $14.5 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $2.5 million, employee-related costs of approximately $4.3 million, and other closure costs of approximately $10.2 million. The Company expects to incur approximately $4.0 million of charges on a quarterly basis from the third quarter of 2016 through the second quarter of 2017.

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

Product Recall

On May 3, 2016, the Company announced the voluntary recall of products that may be impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono). The recall was expanded on May 19, 2016 and again on June 2, 2016. Product was distributed nationwide through retail stores, and no illnesses have been reported to date. Based on available information, the Company has incurred $15.2 million in charges for the recall, and is unable to determine the full cost at this time. The Company expects to be fully indemnified for all costs associated with the recall.

Interest Rate Swap Agreements

In June 2016, the Company entered into $500 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $500 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 0.86% for a period of 37 months, beginning on January 31, 2017 and ending on February 28, 2020. The borrowing cost on the swapped principal will range from 2.11% to 3.86% during the life of the swap agreement based on the credit spreads under the Amended and Restated Credit Agreement.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$1,541,389	100.0%	$759,208	100.0%	$2,811,562	100.0%	$1,542,353	100.0%
Cost of sales	1,275,583	82.8	607,837	80.1	2,321,193	82.6	1,238,545	80.3

Gross profit	265,806	17.2	151,371	19.9	490,369	17.4	303,808	19.7
Operating expenses:
Selling and distribution	104,363	6.8	42,797	5.6	189,835	6.8	88,595	5.7
General and administrative	78,067	5.1	38,367	5.1	172,701	6.1	82,767	5.4
Amortization expense	28,478	1.8	15,551	2.0	52,314	1.9	30,879	2.0
Other operating expense, net	3,305	0.2	135	—	4,999	0.2	350	—

Total operating expenses	214,213	13.9	96,850	12.7	419,849	15.0	202,591	13.1

Operating income	51,593	3.3	54,521	7.2	70,520	2.4	101,217	6.6
Other expense (income):
Interest expense	31,538	2.0	11,372	1.5	57,206	2.0	23,064	1.5
Interest income	(642)	—	(194)	—	(3,461)	(0.2)	(1,963)	(0.1)
(Gain) loss on foreign currency exchange	(749)	(0.1)	(2,386)	(0.3)	(4,873)	(0.2)	9,000	0.6
Other (income) expense, net	(729)	—	(2,058)	(0.3)	4,253	0.2	(2,472)	(0.2)

Total other expense	29,418	1.9	6,734	0.9	53,125	1.8	27,629	1.8

Income before income taxes	22,175	1.4	47,787	6.3	17,395	0.6	73,588	4.8
Income taxes	6,527	0.4	16,425	2.2	5,093	0.2	24,374	1.6

Net income	$15,648	1.0%	$31,362	4.1%	$12,302	0.4%	$49,214	3.2%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Sales — Second quarter net sales increased 103.0% to $1,541.4 million in 2016 compared to $759.2 million in the second quarter of 2015. The increase was due to sales from the 2016 acquisition of the Private Brands Business and favorable volume/mix, partially offset by unfavorable pricing and foreign exchange. During the second quarter of 2016, the Company announced a recall of certain products that impacted net sales by $9.9 million, which was not allocated to the segments. The Company expects to be fully indemnified for the amount. Net sales by segment are shown in the following table:

	Three Months Ended June 30,
			$ Increase/	% Increase/
	2016	2015	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$1,274,324	$578,750	$695,574	120.2%
Food Away From Home	124,736	97,848	26,888	27.5
Industrial and Export	152,270	82,610	69,660	84.3
Unallocated	(9,941)	—	(9,941)	—

Total	$1,541,389	$759,208	$782,181	103.0%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 82.8% in the second quarter of 2016, compared to 80.1% in 2015. Contributing to the increase in cost of sales as a percentage of net sales was the impact of lower margin products from the recent acquisition, which accounts for approximately 160 basis points of the increase in cost of sales as a percentage of net sales. Also contributing to the increase in cost of sales relative to net sales was the year-over-year impact of unfavorable foreign exchange and increased operating costs, which more than offset the impact of favorable input costs. Included in cost of sales was approximately $5.3 million of costs related to the product recall in the second quarter of 2016 as compared to none in the prior year. The Company expects to be fully indemnified for all costs associated with the recall.

Operating Expenses — Total operating expenses were $214.2 million in the second quarter of 2016 compared to $96.9 million in 2015. The increase in 2016 resulted from the following:

Selling and distribution expenses increased $61.6 million, or 143.9% in the second quarter of 2016 compared to 2015 primarily due to $57.9 million of incremental costs from the recent acquisition. Also contributing to the increase were additional investments in the sales force.

General and administrative expenses increased by $39.7 million in the second quarter of 2016 compared to 2015, of which $28.3 million pertains to continuing costs of the acquired business. Also contributing to the increase was $4.6 million of acquisition and integration costs in the second quarter of 2016 as compared to $0.6 million in the prior year. The remaining increase of $7.4 million was due to the general growth of the business and higher incentive compensation as compared to the prior year. In the prior year, the Company reduced incentive compensation due to operating results.

Amortization expense increased $12.9 million in the second quarter of 2016 compared to 2015, due to the amortization of intangible assets from the acquisition.

Other operating expense in the second quarter of 2016 was $3.3 million, compared to $0.1 million in 2015. The increase was due to higher costs associated with restructurings that were announced in recent quarters with respect to the Company’s closure of the City of Industry, California; Ayer, Massachusetts; Azusa, California; and Ripon, Wisconsin facilities.

Interest Expense — Interest expense increased to $31.5 million in the second quarter of 2016, compared to $11.4 million in 2015, due to higher debt levels and interest rates from financing the acquisition.

Interest Income – Interest income of $0.6 million relates to interest earned on the cash held by our Canadian subsidiaries and gains on investments discussed in Note 5.

Foreign Currency — The Company’s foreign currency impact was a $0.7 million gain for the second quarter of 2016, compared to a gain of $2.4 million in 2015, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar from the beginning to ending dates of the respective quarters.

Other (Income) Expense, net — Other income was $0.7 million for the second quarter of 2016, compared to income of $2.1 million in 2015. The change was due to the non-cash mark-to-market adjustments on derivative contracts, primarily foreign currency contracts and interest rate swap agreements, and the write-off of the indemnification asset discussed below.

Income Taxes — Income tax expense was recorded at an effective rate of 29.4% in the second quarter of 2016 compared to 34.4% in the prior year’s second quarter. During the second quarter of 2016, the Company’s effective tax rate was favorably impacted by the reversal of a $0.9 million tax reserve assumed in a prior acquisition. The Company also recognized $0.9 million of non-operating expense for the write-off of the related indemnification asset, which is included in Other (income) expense, net.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense and the benefits associated with the federal domestic production activities deduction and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 — Results by Segment

North American Retail Grocery —

	Three Months Ended June 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,274,324	100.0%	$578,750	100.0%
Cost of sales	1,036,114	81.3	464,364	80.2

Gross profit	238,210	18.7	114,386	19.8
Freight out and commissions	55,337	4.3	22,295	3.9
Direct selling and marketing	27,195	2.2	10,835	1.9

Direct operating income	$155,678	12.2%	$81,256	14.0%

Net sales in the North American Retail Grocery segment increased by $695.6 million, or 120.2%, in the second quarter of 2016 compared to 2015. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$578,750
Volume/mix	22,984	4.0%
Pricing	(3,455)	(0.6)
Acquisitions	679,526	117.4
Foreign currency	(3,481)	(0.6)

2016 Net sales	$1,274,324	120.2%

The increase in net sales from 2015 to 2016 resulted from the acquisition of the Private Brands Business and improved volume/mix, partially offset by unfavorable pricing and foreign exchange. During the second quarter of 2016, volume/mix increases in single serve beverages and carton soup were partially offset by lower volume/mix primarily in pickles, non-dairy creamer, and sauces.

Cost of sales as a percentage of net sales in the second quarter of 2016 increased 1.1% compared to last year, as the impact of lower margin products from the Private Brands Business and unfavorable foreign exchange offset improved sales mix and favorability from lower commodity costs. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 1.6%.

Freight out and commissions paid to independent sales brokers were $55.3 million in the second quarter of 2016, compared to $22.3 million in 2015. The Private Brands Business acquisition accounted for $34.7 million of the increase. Before considering the Private Brands Business acquisition, costs were slightly lower primarily due to decreased freight costs.

Direct selling and marketing expenses were $27.2 million in the second quarter of 2016 and $10.8 million in 2015. The acquisition of the Private Brands Business accounted for $13.4 million of the increase, with the remaining amount being due to investments in the sales force.

Food Away From Home —

	Three Months Ended June 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$124,736	100.0%	$97,848	100.0%
Cost of sales	98,028	78.6	77,569	79.3

Gross profit	26,708	21.4	20,279	20.7
Freight out and commissions	4,521	3.6	3,699	3.7
Direct selling and marketing	3,137	2.5	2,041	2.1

Direct operating income	$19,050	15.3%	$14,539	14.9%

Net sales in the Food Away From Home segment increased by $26.9 million, or 27.5%, in the second quarter of 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$97,848
Volume/mix	(9,080)	(9.3	) %
Pricing	674	0.7
Acquisitions	35,715	36.5
Foreign currency	(421)	(0.4)

2016 Net sales	$124,736	27.5%

Net sales increased during the second quarter of 2016 compared to 2015 as the increase from the acquisition of the Private Brands Business was partially offset by unfavorable volume/mix. Volume/mix increases in hot cereals were more than offset by volume/mix reductions in most other product categories, the most significant being pickles, aseptic products, and salad dressings, reflecting competitive pressures.

Cost of sales as a percentage of net sales decreased to 78.6% in the second quarter of 2016 from 79.3% in 2015 due to the impact of higher margin products from the Private Brands Business and favorable input costs that were partially offset by unfavorable foreign exchange for the Canadian operations. The Company estimates the acquisition decreased cost of sales as a percentage of net sales by approximately 0.8%.

Freight out and commissions paid to independent sales brokers increased in the second quarter of 2016 by $0.8 million compared to 2015, due to the acquisition. Despite the increase in total expense, freight out and commissions decreased as a percentage of net sales.

Direct selling and marketing increased to $3.1 million in the second quarter of 2016 from $2.0 million in 2015 due to the acquisition and investments in the sales force, resulting in a slightly higher percentage of net sales.

Industrial and Export —

	Three Months Ended June 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$152,270	100.0%	$82,610	100.0%
Cost of sales	134,763	88.5	66,550	80.6

Gross profit	17,507	11.5	16,060	19.4
Freight out and commissions	3,745	2.5	1,427	1.7
Direct selling and marketing	959	0.6	536	0.6

Direct operating income	$12,803	8.4%	$14,097	17.1%

Net sales in the Industrial and Export segment increased $69.7 million, or 84.3%, in the second quarter of 2016, compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$82,610
Volume/mix	3,917	4.7%
Pricing	(1,211)	(1.4)
Acquisitions	67,259	81.4
Foreign currency	(305)	(0.4)

2016 Net sales	$152,270	84.3%

Net sales increased during the second quarter of 2016 compared to 2015 as the increase from the acquisition of the Private Brands Business and increased volume/mix were partially offset by unfavorable pricing and foreign exchange. Volume/mix increases in pickles were partially offset by lower volume/mix in soup and infant feeding.

Cost of sales as a percentage of net sales increased from 80.6% in the second quarter of 2015 to 88.5% in 2016, primarily due to the impact of lower margin products from the Private Brands Business and a shift in legacy mix to lower margin products resulting from competitive pressures, particularly in infant feeding and non-dairy creamer. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 7.3%.

Freight out and commissions paid to independent sales brokers were $3.7 million in the second quarter of 2016 and $1.4 million in 2015. The increase is due to the impact of the acquisition and increased volume.

Direct selling and marketing increased to $1.0 million in the second quarter of 2016 from $0.5 million in 2015, primarily due to the acquisition.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Sales — Net sales increased 82.3% to $2,811.6 million in the first six months of 2016 compared to $1,542.4 million in the first six months of 2015. The increase was due to sales from the 2016 acquisition of the Private Brands Business and favorable volume/mix, partially offset by unfavorable pricing and foreign exchange. During the second quarter of 2016, the Company announced a recall of certain products that impacted net sales by $9.9 million, which was not allocated to the segments. The Company expects to be fully indemnified for the amount. Net sales by segment are shown in the following table:

	Six Months Ended June 30,
			$ Increase/	% Increase/
	2016	2015	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$2,293,634	$1,171,163	$1,122,471	95.8%
Food Away From Home	237,333	186,125	51,208	27.5
Industrial and Export	290,536	185,065	105,471	57.0
Unallocated	(9,941)	—	(9,941)	—

Total	$2,811,562	$1,542,353	$1,269,209	82.3%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 82.6% in the first six months of 2016, compared to 80.3% in 2015. Contributing to the increase in cost of sales as a percentage of net sales was the impact of lower margin products from the recent acquisition, which accounts for approximately 150 basis points of the increase in cost of sales as a percentage of net sales. Included in cost of sales was approximately $8.4 million of acquisition and integration costs in the first six months of 2016 as compared to $0.7 million in the prior year. Also contributing to the increase in cost of sales relative to net sales was the year-over-year impact of unfavorable foreign exchange, increased operating costs, and approximately $5.3 million of costs related to the product recall, which more than offset the impact of favorable input costs. The Company expects to be fully indemnified for all costs associated with the recall.

Operating Expenses — Total operating expenses were $419.8 million during the first six months of 2016 compared to $202.6 million in 2015. The increase in 2016 resulted from the following:

Selling and distribution expenses increased $101.2 million, or 114.3%, in the first six months of 2016 compared to 2015, primarily due to $98.8 million of incremental costs from the recent acquisition. Also contributing to the increase were additional investments in the sales force.

General and administrative expenses increased by $89.9 million in the first six months of 2016 compared to 2015, of which $42.8 million pertained to continuing costs of the acquired business. Also contributing to the increase was $37.6 million of acquisition and integration costs in the first six months of 2016 as compared to $1.3 million in the prior year. The remaining increase of $10.8 million was due to the general growth of the business and higher incentive compensation as compared to prior year. In the prior year, the Company reduced incentive compensation due to operating results.

Amortization expense increased by $21.4 million in the first six months of 2016 compared to 2015, due to the amortization of intangible assets from the acquisition.

Other operating expense in the first six months of 2016 was $5.0 million, compared to $0.4 million in 2015. The increase was due to higher costs associated with restructurings that were announced in recent quarters with respect to the Company’s closure of the City of Industry, California; Ayer, Massachusetts; Azusa, California; and Ripon, Wisconsin facilities.

Interest Expense — Interest expense increased to $57.2 million in the first six months of 2016, compared to $23.1 million in 2015, due to higher debt levels and interest rates from financing the acquisition.

Interest Income – Interest income of $3.5 million includes $2.2 million of interest income recorded in the first quarter related to annual patronage refunds pertaining to Term Loan A. The patronage refund represents our participation in a capital plan related to our Term Loan A and is an annual payment based on a percentage of our average daily loan balance. The remaining interest income pertains to cash held by our Canadian subsidiaries and gains on investments, as discussed in Note 5.

Foreign Currency – The Company’s foreign currency impact was a $4.9 million gain for the first six months of 2016, compared to a loss of $9.0 million in 2015, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar from the beginning to ending dates of the respective six month periods.

Other (Income) Expense, net — Other expense was $4.3 million for the first six months of 2016, compared to income of $2.5 million in 2015. The change was due to the non-cash mark-to-market adjustments on derivative contracts, primarily foreign currency contracts and interest rate swap agreements, and the write-off of the indemnification asset discussed below.

Income Taxes — Income tax expense was recorded at an effective rate of 29.3% in the first six months of 2016 compared to 33.1% in 2015. During the first six months of 2016, the Company’s effective tax rate was favorably impacted by the reversal of a $0.9 million tax reserve assumed in a prior acquisition. The Company also recognized $0.9 million of non-operating expense for the write-off of the related indemnification asset, which is included in Other (income) expense, net.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense and the benefits associated with the federal domestic production activities deduction and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 — Results by Segment

North American Retail Grocery —

	Six Months Ended June 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$2,293,634	100.0%	$1,171,163	100.0%
Cost of sales	1,865,669	81.3	945,164	80.7

Gross profit	427,965	18.7	225,999	19.3
Freight out and commissions	98,312	4.3	46,143	4.0
Direct selling and marketing	46,020	2.0	21,500	1.8

Direct operating income	$283,633	12.4%	$158,356	13.5%

Net sales in the North American Retail Grocery segment increased by $1,122.5 million, or 95.8%, in the first six months of 2016 compared to the first six months of 2015. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$1,171,163
Volume/mix	22,754	1.9%
Pricing	(4,256)	(0.4)
Acquisitions	1,114,984	95.2
Foreign currency	(11,011)	(0.9)

2016 Net sales	$2,293,634	95.8%

The increase in net sales from 2015 to 2016 resulted from the acquisition of the Private Brands Business and increased volume/mix, partially offset by unfavorable foreign exchange and pricing. During the first six months of 2016, the Company experienced volume/mix increases in single serve beverages, carton soup, dressings, tea, and snack products that were partially offset by lower volume/mix in most other product categories.

Cost of sales as a percentage of net sales in the first six months of 2016 increased 0.6% compared to last year, as the impact of lower margin products from the Private Brands Business and unfavorable foreign exchange offset favorability from lower commodity costs. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 1.1%.

Freight out and commissions paid to independent sales brokers were $98.3 million in the first six months of 2016, compared to $46.1 million in 2015. The Private Brands Business acquisition accounted for $56.6 million of the increase. Before considering the Private Brands Business acquisition, costs were lower due to decreased freight costs.

Direct selling and marketing expenses were $46.0 million in the first six months of 2016 and $21.5 million in 2015. The Private Brands Business acquisition added $19.9 million of costs. The remaining increase of $4.6 million is primarily due to additional investments in the sales force and the general growth of the business.

Food Away From Home —

	Six Months Ended June 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$237,333	100.0%	$186,125	100.0%
Cost of sales	187,686	79.1	148,489	79.8

Gross profit	49,647	20.9	37,636	20.2
Freight out and commissions	8,723	3.7	7,148	3.8
Direct selling and marketing	5,959	2.5	3,926	2.1

Direct operating income	$34,965	14.7%	$26,562	14.3%

Net sales in the Food Away From Home segment increased by $51.2 million, or 27.5%, in the first six months of 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$186,125
Volume/mix	(8,809)	(4.8	) %
Pricing	1,482	0.8
Acquisitions	59,673	32.1
Foreign currency	(1,138)	(0.6)

2016 Net sales	$237,333	27.5%

Net sales increased during the first six months of 2016 compared to 2015 primarily due to the acquisition of the Private Brands Business partially offset by unfavorable volume/mix. Volume/mix increases in hot cereals were more than offset by volume/mix reductions in pickles, dressings, and other sauces.

Cost of sales as a percentage of net sales decreased to 79.1% in the first six months of 2016 from 79.8% in 2015 due to the impact of higher margin products from the Private Brands Business and favorable input costs that were partially offset by unfavorable foreign exchange for the Canadian operations. The Company estimates the acquisition decreased cost of sales as a percentage of net sales by approximately 0.4%.

Freight out and commissions paid to independent sales brokers increased in the first six months of 2016 by $1.6 million compared to 2015, due to the acquisition.

Direct selling and marketing increased to $6.0 million in the first six months of 2016 from $3.9 million in 2015, primarily due to the acquisition and additional investments in the sales force, resulting in a slightly higher percentage of net sales.

Industrial and Export —

	Six Months Ended June 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$290,536	100.0%	$185,065	100.0%
Cost of sales	248,520	85.5	144,689	78.2

Gross profit	42,016	14.5	40,376	21.8
Freight out and commissions	6,264	2.2	3,691	2.0
Direct selling and marketing	1,859	0.6	1,066	0.6

Direct operating income	$33,893	11.7%	$35,619	19.2%

Net sales in the Industrial and Export segment increased $105.5 million, or 57.0%, in the first six months of 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$185,065
Volume/mix	(5,729)	(3.0	) %
Pricing	(2,521)	(1.4)
Acquisitions	114,261	61.7
Foreign currency	(540)	(0.3)

2016 Net sales	$290,536	57.0%

Net sales increased during the first six months of 2016 compared to 2015 as the increase from the acquisition of the Private Brands Business was partially offset by unfavorable volume/mix and pricing. Volume/mix was lower due to competitive pressures primarily in single serve beverages and soup and infant feeding products, partially offset by an increase in pickles and non-dairy creamer.

Cost of sales as a percentage of net sales increased from 78.2% in the first six months of 2015 to 85.5% in 2016, primarily due to the impact of lower margin products from the Private Brands Business and a shift in legacy mix to lower margin products resulting from competitive pressures, particularly in single serve beverages and infant feeding. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 5.1%.

Freight out and commissions paid to independent sales brokers were $6.3 million in the first six months of 2016 and $3.7 million in 2015. The increase is primarily due to the impact of the acquisition.

Direct selling and marketing increased to $1.9 million in the first six months of 2016 from $1.1 million in 2015, primarily due to the acquisition.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $575.4 million was available under the Revolving Credit Facility as of June 30, 2016. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The Company’s cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized in the following tables:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$12,302	$49,214
Depreciation and amortization	132,826	61,767
Stock-based compensation	14,324	10,463
Deferred income taxes	(3,097)	(2,155)
Changes in operating assets and liabilities, net of acquisitions	85,631	28,233
Other	(4,977)	1,277

Net cash provided by operating activities	$237,009	$148,799

Our cash provided by operations was $237.0 million in the first six months of 2016 compared to $148.8 million in 2015, an increase of $88.2 million, which is due, in part, to the acquisition of the Private Brands Business in February 2016. The following discussion describes the changes in cash from operating activities on a consolidated basis, including the operations of the Private Brands Business since the acquisition date. The increase in cash provided by operations is attributable to changes in working capital of $57.4 million and lower net income being offset by higher levels of depreciation and amortization as compared to the prior year, which results in an additional $34.1 million in cash flow.

Within working capital, receivables resulted in a use of $44.6 million, as the seasonal decrease in receivables in the prior year outpaced the decrease this year. The change in receivables mirrored the sales trends experienced by the Company. Inventories provided approximately $71.1 million of working capital, primarily from the change in the Private Brands Business’s inventories since February 1, 2016. The inventory of the Private Brands Business decreased approximately $75.6 million since February 1, 2016 due to lower commodity costs, the seasonality of the business, and improved inventory management. Prepaid expenses and other assets resulted in a use of $45.6 million due to higher levels of prepaid taxes and software. Finally, accounts payable and accruals accounted for approximately $76.5 million of the increase, in part due to higher interest accruals resulting from the recent debt issuance, more efficient use of cash, and higher levels of accounts payable associated with the Private Brands Business (the Company did not assume payables for six plants as of the acquisition date, but has been responsible for post-acquisition payables).

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from investing activities:
Additions to property, plant, and equipment	$(83,956)	$(39,125)
Additions to intangible assets	(5,914)	(6,683)
Acquisitions, less cash acquired	(2,640,201)	—
Other	(1,055)	(131)

Net cash used in investing activities	$(2,731,126)	$(45,939)

In the first six months of 2016, cash used in investing activities increased by $2.7 billion compared to 2015, due to the acquisition of the Private Brands Business in the first quarter of 2016.

We expect capital spending programs to be approximately $211 million in 2016. Capital spending in 2016 is focused on food safety, quality, productivity improvements, continued implementation of an Enterprise Resource Planning system, and routine equipment upgrades or replacements at our plants.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net borrowing (repayment) of debt	$1,700,704	$(114,017)
Payment of deferred financing costs	(34,328)	—
Net proceeds from issuance of common stock	835,131	—
Equity award financing activities	2,761	5,695

Net cash provided by (used in) financing activities	$2,504,268	$(108,322)

Net cash provided by financing activities increased $2.6 billion in the first six months of 2016 compared to 2015, as the Company funded the acquisition of the Private Brands Business primarily through the issuance of common stock, the 2024 Notes, and Term Loan A-2.

As of June 30, 2016, $50.9 million of cash held by our foreign subsidiaries as cash and cash equivalents is expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability. As of June 30, 2016, $2.9 million of cash is restricted from use to meet certain insurance requirements.

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

Debt Obligations

At June 30, 2016, we had $271.0 million in borrowings outstanding under our Revolving Credit Facility, $291.8 million outstanding under Term Loan A, $185.0 million outstanding under Term Loan A-1, $1,018.6 million outstanding under Term Loan A-2, $400.0 million of the 2022 Notes outstanding, $775.0 million of the 2024 Notes outstanding, and $4.8 million of tax increment financing and other obligations. In addition, at June 30, 2016, there were $53.6 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at June 30, 2016, our Revolving Credit Facility provided for an aggregate commitment of $900 million, of which $575.4 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended June 30, 2016 averaged 2.50%. The $500 million of interest rate swap agreements does not go into effect until January 31, 2017.

We are in compliance with all applicable debt covenants as of June 30, 2016. From an interest coverage ratio perspective, the Company’s actual ratio as of June 30, 2016 is nearly 113.3% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 33.1% below the maximum level.

See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by GAAP (“Non-GAAP”). A non-GAAP financial measure is a numerical measure of financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows. We believe these measures provide useful information to the users of the financial statements as we also have included these measures in other communications and publications.

For each of these non-GAAP financial measures, we provide a reconciliation between the non-GAAP measure and the most directly comparable GAAP measure, an explanation of why management believes the non-GAAP measure provides useful information to financial statement users, and any additional purposes for which management uses the non-GAAP measure. This non-GAAP financial information is provided as additional information for the financial statement users and is not in accordance with, or an alternative to, GAAP. These non-GAAP measures may be different from similar measures used by other companies.

Adjusted Diluted Earnings Per Share, Adjusting for Certain Items Affecting Comparability

The adjusted earnings per fully diluted share (“Adjusted EPS”) data shown below reflects adjustments to GAAP earnings per fully diluted share data to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, or facility closings and reorganizations, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation for management, or in determining earnings estimates.

The reconciliation of diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)
Diluted EPS per GAAP	$0.27	$0.72	$0.22	$1.13

Product recall costs	0.27	—	0.27	—
Acquisition, integration, and related costs	0.08	0.01	0.83	0.05
Restructuring/facility consolidation costs	0.05	—	0.13	0.01
Mark-to-market adjustments	(0.03)	(0.04)	0.06	(0.06)
Foreign currency (gain) loss on re-measurement of intercompany notes	—	(0.06)	(0.12)	0.19
Tax impact on adjusting items	(0.10)	0.03	(0.36)	(0.07)

Adjusted EPS	$0.54	$0.66	$1.03	$1.25

During the three and six months ended June 30, 2016 and 2015, the Company entered into transactions that affected the year-over-year comparison of its financial results that included product recall costs, acquisition and integration costs, restructuring costs, mark-to-market adjustments, foreign currency (gains) losses on intercompany notes and the related tax impact of these items.

The product recall costs line represents an announced voluntary recall of products that may be impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier. Product was distributed nationwide through retail stores. TreeHouse initiated the voluntary recall as a cautionary measure to protect public health. Costs in this line include, but are not limited to, customer fees, customer reimbursements, inventory write-offs, and other costs to manage the recall. The Company expects to be fully reimbursed for these costs and will exclude the gain from earnings in the period in which the proceeds are received.

The acquisition, integration, and related costs line represents costs associated with completed and potential acquisitions. Costs incurred in the first six months of 2016 primarily related to the acquisition of the Private Brands Business, which was completed on February 1, 2016, while costs incurred in the first six months of 2015 primarily related to the Flagstone and Protenergy acquisitions, which were completed in 2014. Costs associated with integrating the businesses into the Company’s operations are also included in this line.

During the second quarter of 2016, the Company incurred approximately $3.1 million in restructuring and facility consolidation costs versus $0.1 million last year. For the six months ended June 30, 2016 and 2015, the Company incurred restructuring and facility consolidation costs of approximately $7.0 million and $0.4 million, respectively. See Note 3 of the Condensed Consolidated Financial Statements for additional information on the restructuring activity of the Company.

The Company’s derivative contracts are marked-to-market each period with the unrealized changes in fair value being recorded in the Condensed Consolidated Statements of Income. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized and included in earnings.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $0.1 million in the second quarter of 2016 versus $2.5 million in the prior year to re-measure the loans at quarter end. For the six months ended June 30, 2016 and 2015, the Company incurred foreign currency gains of $6.6 million and losses of $8.3 million, respectively. These charges are non-cash and the loans are eliminated in consolidation.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying non-GAAP adjustments.

The Company has revised the current and prior period presentation of the adjusting items affecting comparability. The revised presentation shows each reconciling item on a gross basis, with the cumulative tax impact on a separate line. In prior periods, each adjusting item was presented on a net of tax basis.

Adjusted Net Income and Adjusted EBITDA, Adjusting for Certain Items Affecting Comparability

Adjusted Net Income represents GAAP net income as reported in the Condensed Consolidated Statements of Income adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted EPS metric outlined above.

Adjusted EBITDA represents adjusted net income before interest expense, interest income, income tax expense, depreciation and amortization expense, and non-cash stock-based compensation expense. Adjusted EBITDA is a performance measure commonly used by management to assess operating performance, and the Company believes it is commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods.

The following table reconciles the Company’s net income as presented in the Condensed Consolidated Statements of Income, the relevant GAAP measure, to Adjusted net income and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited in thousands)
Net income per GAAP	$15,648	$31,362	$12,302	$49,214

Product recall costs (1)	15,229	—	15,229	—
Foreign currency (gain) loss on re-measurement of intercompany notes (2)	(78)	(2,529)	(6,621)	8,342
Mark-to-market adjustments (3)	(1,733)	(1,977)	2,970	(2,395)
Acquisition, integration, and related costs (4)	4,795	506	46,089	1,989
Restructuring/facility consolidation costs (5)	3,121	135	7,024	350
Less: Taxes on adjusting items	(5,798)	1,282	(20,228)	(2,918)

Adjusted net income	$31,184	$28,779	$56,765	$54,582

Interest expense	31,538	11,372	57,206	23,064
Interest income	(642)	(194)	(3,461)	(1,963)
Income taxes	6,527	16,425	5,093	24,374
Depreciation and amortization (6)	72,687	31,034	130,324	61,682
Stock-based compensation expense (7)	7,838	4,514	13,992	10,463
Add: Taxes on adjusting items	5,798	(1,282)	20,228	2,918

Adjusted EBITDA	$154,930	$90,648	$280,147	$175,120

			Three Months Ended		Six Months Ended
		Location in Condensed	June 30,		June 30,
		Consolidated Statements of Income	2016	2015	2016	2015
			(unaudited in thousands)
(1)	Product recall costs	Net sales	$9,941	$—	$9,941	$—
		Cost of sales	$5,288	$—	$5,288	$—

(2)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	$(78)	$(2,529)	$(6,621)	$8,342

(3)	Mark-to-market adjustments	Other (income) expense, net	$(1,733)	$(1,977)	$2,970	$(2,395)

(4)	Acquisition, integration and related costs	General and administrative	$4,571	$565	$37,573	$1,259
		Cost of sales	$180	$(59)	$8,416	$657
		Other (income) expense, net	$44	$—	$100	$30
		Selling and distribution	$—	$—	$—	$43

(5)	Restructuring/facility consolidation costs	Other operating expense, net	$2,447	$135	$4,083	$350
		Cost of sales	$674	$—	$2,941	$—

(6)	Depreciation and amortization included in restructuring/facility consolidation costs	Cost of sales	$674	$—	$2,502	$—
		General and administrative	$—	$—	$—	$85

(7)	Stock-based compensation expense included in acquisition, integration, and related costs	General and administrative	$309	$—	$332	$—

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies in the six months ended June 30, 2016.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; the impact of product recalls; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; our ability to obtain suitable pricing for our products; development of new products and services; our level of indebtedness; the availability of financing on commercially reasonable terms; cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; interest rates; raw material and commodity costs; changes in economic conditions; political conditions; reliance on third parties for manufacturing of products and provision of services; general U.S. and global economic conditions; the financial condition of our customers and suppliers; consolidations in the retail grocery and foodservice industries; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015, and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of June 30, 2016, the Company was party to the Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%. The Company was also party to Term Loan A, Term Loan A-1, and Term Loan A-2. Interest rates for the Term Loans are based on the Company’s consolidated leverage ratio and determined as follows: by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%.

In June 2016, the Company entered into $500 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $500 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 0.86% for a period of 37 months, beginning on January 31, 2017 and ending on February 28, 2020. The borrowing cost on the swapped principal will range from 2.11% to 3.86% during the life of the swap agreement based on the credit spreads under the Amended and Restated Credit Agreement.

We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of June 30, 2016. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Amended and Restated Credit Agreement, which is tied to variable market rates. Based on our outstanding debt balance of $1,766.3 million under the Amended and Restated Credit Agreement at June 30, 2016, and excluding the impact of the $500 million in interest rate swap agreements that are not effective until 2017, each 1% rise in our interest rate would increase our annual interest expense by approximately $17.7 million.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the second quarter of 2016 to the second quarter of 2015, price increases in corn sweeteners and fruits were offset by price decreases in soybean oil, dairy, coffee, plastics, and diesel. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts. Forward purchase contracts help us manage our business and reduce cost volatility. Some of these forward purchase contracts qualify as derivatives; however, the majority of commodity forward contracts are not derivatives. Those that are derivatives generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements of Income.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the (Gain) loss on foreign currency exchange line of the Condensed Consolidated Statements of Income where the Company recognized a gain of $4.9 million and a loss of $9.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements. For the six months ended June 30, 2016 and 2015, the Company recognized translation gains of $28.9 million and losses of $20.3 million, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of June 30, 2016, the Company had $57.3 million of U.S. dollar foreign currency contracts outstanding.

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

As of June 30, 2016, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective. We have excluded the Private Brands Business from our evaluation of disclosure controls and procedures as of June 30, 2016 to the extent subsumed by internal control over financial reporting because the Private Brands Business was acquired by the Company on February 1, 2016. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting at the Private Brands Business. The net sales and total assets of the Private Brands Business represented approximately 45.8% and 45.6%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the six months ended June 30, 2016.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and of cash flows for the six-month periods then ended. This interim financial information is the responsibility of the Company’s management.

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

August 4, 2016

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

August 4, 2016