Form 10-Q
period 2016-09-30
TreeHouse Foods, Inc.
filed 2016-11-03
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016.

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

Yes    ☐    No    ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2016: 56,730,620

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,227	$34,919
Investments	10,117	8,388
Receivables, net	384,901	203,198
Inventories, net	1,040,978	584,115
Assets held for sale	2,674	—
Prepaid expenses and other current assets	75,966	16,583

Total current assets	1,561,863	847,203
Property, plant, and equipment, net	1,364,672	541,528
Goodwill	2,774,764	1,649,794
Intangible assets, net	1,171,554	646,655
Other assets, net	50,379	17,616

Total assets	$6,923,232	$3,702,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$606,793	$260,580
Current portion of long-term debt	58,099	14,893

Total current liabilities	664,892	275,473
Long-term debt	2,849,759	1,221,741
Deferred income taxes	416,079	279,108
Other long-term liabilities	205,257	71,615

Total liabilities	4,135,987	1,847,937
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90,000 shares authorized, 56,729 and 43,126 shares issued and outstanding, respectively	567	431
Additional paid-in capital	2,067,569	1,207,167
Retained earnings	810,205	760,729
Accumulated other comprehensive loss	(91,096)	(113,468)

Total stockholders’ equity	2,787,245	1,854,859

Total liabilities and stockholders’ equity	$6,923,232	$3,702,796

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net sales	$1,586,850	$798,638	$4,398,412	$2,340,991
Cost of sales	1,301,317	639,941	3,622,510	1,878,486

Gross profit	285,533	158,697	775,902	462,505
Operating expenses:
Selling and distribution	102,141	44,887	291,976	133,482
General and administrative	71,879	36,535	244,580	119,302
Amortization expense	28,638	14,893	80,952	45,772
Other operating expense, net	5,285	154	10,284	504

Total operating expenses	207,943	96,469	627,792	299,060

Operating income	77,590	62,228	148,110	163,445
Other expense (income):
Interest expense	30,749	10,914	87,955	33,978
Interest income	(108)	(265)	(3,569)	(2,228)
(Gain) loss on foreign currency exchange	(1,075)	9,226	(5,948)	18,226
Other (income) expense, net	(4,584)	2,078	(331)	(394)

Total other expense	24,982	21,953	78,107	49,582

Income before income taxes	52,608	40,275	70,003	113,863
Income taxes	15,434	11,834	20,527	36,208

Net income	$37,174	$28,441	$49,476	$77,655

Net earnings per common share:
Basic	$0.65	$0.66	$0.89	$1.81
Diluted	$0.65	$0.65	$0.88	$1.78
Weighted average common shares:
Basic	56,804	43,168	55,350	43,004
Diluted	57,451	43,721	56,037	43,672

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$37,174	$28,441	$49,476	$77,655

Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,285)	(20,216)	21,598	(40,533)
Pension and postretirement reclassification adjustment (1)	258	256	774	767

Other comprehensive (loss) income	(7,027)	(19,960)	22,372	(39,766)

Comprehensive income	$30,147	$8,481	$71,848	$37,889

(1)	Net of tax of $159 and $158 for the three months ended September 30, 2016 and 2015, respectively, and $475 and $474 for the nine months ended September 30, 2016 and 2015, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$49,476	$77,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,181	46,160
Amortization	80,952	45,772
Stock-based compensation	22,784	15,503
Excess tax benefits from stock-based compensation	(3,676)	(5,004)
Mark-to-market gain on derivative contracts	(3,860)	(378)
Mark-to-market (gain) loss on investments	(480)	421
Loss on disposition of assets	2,054	365
Deferred income taxes	(1,630)	239
(Gain) loss on foreign currency exchange	(5,948)	18,226
Other	(2,786)	(1,127)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(16,827)	14,493
Inventories	(8,140)	(61,715)
Prepaid expenses and other assets	(31,203)	(5,150)
Accounts payable, accrued expenses and other liabilities	86,818	23,730

Net cash provided by operating activities	294,715	169,190
Cash flows from investing activities:
Additions to property, plant, and equipment	(131,942)	(57,188)
Additions to intangible assets	(10,904)	(9,663)
Acquisitions, less cash acquired	(2,644,364)	—
Proceeds from sale of fixed assets	1,474	278
Purchase of investments	(795)	(572)
Increase in restricted cash	(605)	—
Other	4	—

Net cash used in investing activities	(2,787,132)	(67,145)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	239,300	131,100
Payments under Revolving Credit Facility	(313,300)	(257,100)
Proceeds from issuance of Term Loan A-2	1,025,000	—
Proceeds from issuance of 2024 Notes	775,000	—
Payments on capitalized lease obligations and other debt	(2,627)	(2,672)
Payment of deferred financing costs	(34,328)	—
Payments on Term Loans	(25,937)	(7,250)
Net proceeds from issuance of common stock	835,131	—
Net (payments) receipts related to stock-based award activities	(1,053)	1,221
Excess tax benefits from stock-based compensation	3,676	5,004

Net cash provided by (used in) financing activities	2,500,862	(129,697)
Effect of exchange rate changes on cash and cash equivalents	3,863	(1,446)

Net increase (decrease) in cash and cash equivalents	12,308	(29,098)
Cash and cash equivalents, beginning of period	34,919	51,981

Cash and cash equivalents, end of period	$47,227	$22,883

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2016

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

On February 1, 2016, the Company acquired all of the outstanding common stock of Ralcorp Holdings, Inc., the Missouri corporation through which the private brands business of ConAgra Foods, Inc. (“Private Brands Business”) was operated. Ralcorp Holdings, Inc. was renamed TreeHouse Private Brands, Inc. during the first quarter of 2016. The results of operations of the Private Brands Business are included in our financial statements from the date of acquisition and are included in the North American Retail Grocery, Food Away From Home, and Industrial and Export segments, as applicable. The Private Brands Business is on a 4-4-5 fiscal calendar, and September 25, 2016 was the fiscal period end closest to the Company’s fiscal quarter end. This difference did not have a significant impact on the results of operations of the Private Brands Business.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). This ASU will not apply to inventory valued under the last-in-first-out method. Under current guidance, an entity is required to measure inventory at the lower of cost or market, with market defined as replacement cost, NRV, or NRV less a normal profit margin. The three market measurements added complexity and reduced comparability in the valuation of inventory. FASB issued this ASU as part of its simplification initiative to address these issues. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact that this standard will have upon adoption, which is not expected to be significant.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. RESTRUCTURING

Plant Closing Costs — The Company continually analyzes its plant network to align operations with the current and future needs of its customers. Facility closure decisions are made when the Company identifies opportunities to lower production costs or eliminate excess manufacturing capacity while maintaining a competitive cost structure, service levels, and product quality. Expenses associated with facility closures are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Income, with the exception of asset-related costs, which are recorded in Cost of sales. The key information regarding the Company’s announced facility closures is outlined in the table below.

Facility Location	Date of Closure Announcement	End of Production	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
						(In millions)
City of Industry, California	November 18, 2015	First quarter of 2016	Third quarter of 2016	Liquid non-dairy creamer and refrigerated salad dressings	Food Away From Home	$6.9	$3.8
Ayer, Massachusetts	April 5, 2016	First quarter of 2017	Third quarter of 2017	Spoonable dressings	North American Retail Grocery, Food Away From Home	$8.5	$5.5
Azusa, California	May 24, 2016	Second quarter of 2017	Second quarter of 2017	Bars and snack products	North American Retail Grocery	$15.2	$13.5
Ripon, Wisconsin	May 24, 2016	Fourth quarter of 2016	Fourth quarter of 2016	Sugar wafer cookies	North American Retail Grocery	$2.0	$1.2

Total expected costs to close the City of Industry, California and Ripon Wisconsin facilities have been reduced by approximately $5.0 million and $0.1 million, respectively, since the initial announcements while total expected costs to close the Ayer, Massachusetts and Azusa, California facilities have been increased by approximately $2.0 million and $0.3 million, respectively.

Below is a summary of the plant closing costs:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Cumulative Costs To Date	Total Expected Costs
	(In thousands)
Asset-related	$ 1,652	$ 3,158	$ 6,178	$ 8,585
Employee-related	2,183	4,146	5,308	8,948
Other closure costs	2,055	3,120	3,149	14,974

Total	$ 5,890	$ 10,424	$ 14,635	$ 32,507

Liabilities recorded as of September 30, 2016 associated with these plant closings relate to severance and the partial withdrawal from a multiemployer pension plan. The severance liability is included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets while the multiemployer pension plan withdrawal liability is included in the Other long-term liabilities line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the liabilities as of September 30, 2016:

	Severance	Multiemployer Pension Plan Withdrawal	Total Liabilities
	(In thousands)
Balance as of December 31, 2015	$395	$767	$1,162
Expense	3,809	—	3,809
Payments	(1,035)	—	(1,035)

Balance as of September 30, 2016	$3,169	$767	$3,936

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

The Private Brands Business acquisition is accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition in the North American Retail Grocery, Food Away From Home, and Industrial and Export segments. Included in the Company’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2016 are the Private Brands Business’s net sales of approximately $2,074.6 million and income before income taxes of $55.6 million. Integration costs of $7.5 million were included in determining income before income taxes.

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$43,358
Receivables	161,190
Inventory	444,860
Property, plant, and equipment	808,856
Customer relationships	510,900
Trade names	33,000
Software	19,576
Formulas	23,200
Other assets	53,545
Goodwill	1,118,102

Assets acquired	3,216,587
Deferred taxes	(135,697)
Assumed current liabilities	(243,287)
Assumed long-term liabilities	(149,881)

Total purchase price	$2,687,722

The Company allocated $496.1 million to customer relationships in the North American Retail Grocery segment, which have a preliminary estimated life of 13 years, and $14.8 million to customer relationships in the Food Away From Home segment, which have a preliminary estimated life of 10 years. The Company allocated $33.0 million to trade names, which have a preliminary estimated life of 10 years. The Company allocated $23.2 million to formulas, which have a preliminary estimated life of 5 years. The Company allocated $19.6 million to capitalized software with estimated lives of 1 to 5 years, depending on expected use. The aforementioned intangibles will be amortized on a straight line basis. Indemnification assets related to taxes of approximately $23.4 million were also recorded. The Company increased the cost of acquired inventories by approximately $8.4 million, and expensed the amount as a component of cost of sales. The Company has preliminarily allocated $1,044.9 million and $73.2 million of goodwill to the North American Retail Grocery and Food Away From Home segments, respectively. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $35.2 million in acquisition costs. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Income. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company’s valuation analysis, including adjustments to taxes.

The Company recorded purchase price adjustments related to taxes and working capital in the first nine months of 2016, resulting in a decrease to goodwill of approximately $5.8 million. The working capital adjustment was finalized on July 25, 2016, resulting in a payment of $4.2 million to ConAgra Foods, Inc. that is reflected as a purchase price adjustment. As a result of these adjustments, approximately $0.2 million was expensed to Cost of sales in the first nine months of 2016. The remaining adjustments did not impact the Condensed Consolidated Statements of Income.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2016	2015

	(In thousands, except per share data)
Pro forma net sales	$1,657,997	$4,722,375	$5,007,031

Pro forma net income (loss)	$25,898	$71,191	$(718,415)

Pro forma basic earnings (loss) per common share	$0.46	$1.26	$(12.77)

Pro forma diluted earnings (loss) per common share	$0.45	$1.24	$(12.77)

5. INVESTMENTS

	September 30, 2016	December 31, 2015
	(In thousands)
U.S. equity	$7,353	$5,283
Non-U.S. equity	1,721	1,574
Fixed income	1,043	1,531

Total investments	$10,117	$8,388

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

We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015, $47.2 million and $24.4 million, respectively, represents cash and equivalents held in foreign jurisdictions, in local currencies, that are convertible into other currencies. The cash and equivalents held in foreign jurisdictions are expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions. The Prepaid expenses and other current assets line on the Condensed Consolidated Balance Sheets also includes restricted cash of $2.9 million as of September 30, 2016, which relates to cash held to meet certain insurance requirements.

For the nine months ended September 30, 2016, we recognized unrealized losses totaling $0.4 million that are included in the Interest expense line of the Condensed Consolidated Statements of Income, while unrealized losses for the three months ended September 30, 2016 were insignificant. For the three and nine months ended September 30, 2016, we recognized unrealized gains totaling $0.4 million and $0.9 million, respectively, that are included in the Interest income line of the Condensed Consolidated Statements of Income. Additionally, realized gains for the three and nine months ended September 30, 2016 were $0.1 million and $0.2 million, respectively, which are included in the Interest income line of the Condensed Consolidated Statements of Income. When securities are sold, their cost is determined based on the first-in, first-out method.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVENTORIES

	September 30, 2016	December 31, 2015
	(In thousands)
Raw materials and supplies	$438,535	$274,007
Finished goods	622,790	331,535
LIFO reserve	(20,347)	(21,427)

Total inventories	$1,040,978	$584,115

Inventory is generally accounted for under the first-in, first-out (“FIFO”) method, but a portion is accounted for under the last-in, first-out (“LIFO”) method or the weighted average costing approach. Approximately $105.3 million and $88.1 million of our inventory was accounted for under the LIFO method of accounting at September 30, 2016 and December 31, 2015, respectively. Approximately $114.5 million and $128.9 million of our inventory was accounted for using the weighted average costing approach at September 30, 2016 and December 31, 2015, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT

	September 30, 2016	December 31, 2015
	(In thousands)
Land	$70,878	$25,954
Buildings and improvements	459,564	226,134
Machinery and equipment	1,275,754	681,711
Construction in progress	96,655	24,493

Total	1,902,851	958,292
Less accumulated depreciation	(538,179)	(416,764)

Property, plant, and equipment, net	$1,364,672	$541,528

Depreciation expense was $46.7 million and $15.3 million for the three months ended September 30, 2016 and 2015, respectively, and $127.2 million and $46.2 million for the nine months ended September 30, 2016 and 2015, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
	(In thousands)
Balance at December 31, 2015	$1,423,441	$92,267	$134,086	$1,649,794
Acquisitions	1,050,383	73,541	—	1,123,924
Purchase price adjustments	(5,441)	(381)	—	(5,822)
Foreign currency exchange adjustments	6,257	611	—	6,868

Balance at September 30, 2016	$2,474,640	$166,038	$134,086	$2,774,764

The Company has not incurred any goodwill impairments since its inception.

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Trademarks	$26,296	$25,229

Total indefinite lived intangibles	$26,296	$25,229

The increase in the indefinite lived intangibles balance is due to foreign currency translation.

The gross carrying amounts and accumulated amortization of intangible assets, with finite lives, as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Intangible assets with finite lives:
Customer-related	$1,287,320	$(272,759)	$1,014,561	$769,419	$(208,962)	$560,457
Contractual agreements	2,972	(2,887)	85	2,964	(2,831)	133
Trademarks	65,336	(14,889)	50,447	32,240	(11,091)	21,149
Formulas/recipes	33,754	(11,525)	22,229	10,471	(7,824)	2,647
Computer software	111,094	(53,158)	57,936	78,039	(40,999)	37,040

Total finite lived intangibles	$1,500,476	$(355,218)	$1,145,258	$893,133	$(271,707)	$621,426

Total intangible assets, excluding goodwill, as of September 30, 2016 and December 31, 2015 were $1,171.6 million and $646.7 million, respectively. Amortization expense on intangible assets for the three months ended September 30, 2016 and 2015 was $28.6 million and $14.9 million, respectively, and $81.0 million and $45.8 million for the nine months ended September 30, 2016 and 2015, respectively. Estimated amortization expense on intangible assets for 2016 and the next four years is as follows:

(In thousands)
2016	$109,918
2017	$112,818
2018	$106,314
2019	$104,562
2020	$102,660

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30, 2016	December 31, 2015
	(In thousands)
Accounts payable	$473,009	$202,065
Payroll and benefits	68,853	27,467
Interest	7,448	6,241
Taxes	22,694	1,499
Health insurance, workers’ compensation, and other insurance costs	16,993	9,331
Marketing expenses	11,965	7,435
Other accrued liabilities	5,831	6,542

Total	$606,793	$260,580

10. INCOME TAXES

Income taxes were recorded at an effective rate of 29.3% for the three and nine months ended September 30, 2016 compared to 29.4% and 31.8% for the three and nine months ended September 30, 2015, respectively. During the quarter, the Company’s effective tax rate was favorably impacted by the reversal of $2.2 million in tax reserves assumed in prior acquisitions. The Company also recognized $2.2 million of non-operating expense for the write-off of the related indemnification assets, which is included in the Other (income) expense, net line of the Condensed Consolidated Statements of Income.

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

The Internal Revenue Service (“IRS”) completed the examination of Flagstone Foods, Inc.’s 2013 tax year during the second quarter of 2016, with no proposed adjustments to the Company’s tax liability. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2013 tax years of E.D. Smith. The CRA examination is expected to be completed in 2016 or 2017. The Company has examinations in process with various state taxing authorities, which are expected to be complete in 2017.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $6.0 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Less than $3.6 million of the $6.0 million would affect net income when settled.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LONG-TERM DEBT

	September 30, 2016	December 31, 2015
	(In thousands)
Revolving Credit Facility	$279,000	$353,000
Term Loan A	289,875	295,500
Term Loan A-1	182,500	190,000
Term Loan A-2	1,012,188	—
2022 Notes	400,000	400,000
2024 Notes	775,000	—
Tax increment financing and other debt	4,312	6,002

Total outstanding debt	2,942,875	1,244,502
Deferred financing costs	(35,017)	(7,868)
Less current portion	(58,099)	(14,893)

Total long-term debt	$2,849,759	$1,221,741

On February 1, 2016, coincident with the closing of the acquisition of the Private Brands Business, the Company entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement amended the Company’s prior credit agreement, dated as of May 6, 2014 (as amended from time to time prior to February 1, 2016, the “Prior Credit Agreement”).

The Amended and Restated Credit Agreement (1) amended the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 so that they are coterminous and mature on February 1, 2021, (2) provided for the issuance of Term Loan A-2, (3) is now a secured facility until, among other conditions, the Company reaches a leverage ratio of 3.5 and has no other pari-passu secured debt outstanding, and (4) increased credit spreads. The proceeds from Term Loan A-2 were used to fund a portion of the purchase price of the Private Brands Business. The Amended and Restated Credit Agreement contains substantially the same covenants as the Prior Credit Agreement with adjustments to reflect the incurrence of Term Loan A-2.

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

The Revolving Credit Facility and the Term Loans are known collectively as the “Amended and Restated Credit Agreement.” The Company’s average interest rate on debt outstanding under its Amended and Restated Credit Agreement for the three months ended September 30, 2016 was 2.47%.

Revolving Credit Facility — As of September 30, 2016, $571.3 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility matures on February 1, 2021, as compared to a maturity date of May 6, 2019 under the Prior Credit Agreement. In addition, as of September 30, 2016, there were $49.7 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

Term Loan A — On May 6, 2014, the Company entered into a $300 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2021 under the Prior Credit Agreement. The interest rates applicable to Term Loan A are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of September 30, 2016, $289.9 million was outstanding under Term Loan A.

Term Loan A-1 — On July 29, 2014, the Company entered into a $200 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2019 under the Prior Credit Agreement. The interest rates applicable to Term Loan A-1 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of September 30, 2016, $182.5 million was outstanding under Term Loan A-1.

Term Loan A-2 — On February 1, 2016, the Company entered into a $1,025 million term loan pursuant to the Amended and Restated Credit Agreement. Term Loan A-2 matures on February 1, 2021. The interest rates applicable to Term Loan A-2 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis starting June 30, 2016. Term Loan A-2 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of September 30, 2016, $1,012.2 million was outstanding under Term Loan A-2.

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

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of September 30, 2016, $1.0 million remains outstanding that matures May 1, 2019. Interest accrues at an annual rate of 7.16%.

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

As of September 30, 2016, there were 56,729,138 shares of common stock issued and outstanding. There is no treasury stock issued or outstanding.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Net income	$37,174	$28,441	$49,476	$77,655

Weighted average common shares outstanding	56,804	43,168	55,350	43,004
Assumed exercise/vesting of equity awards (1)	647	553	687	668

Weighted average diluted common shares outstanding	57,451	43,721	56,037	43,672

Net earnings per basic share	$0.65	$0.66	$0.89	$1.81
Net earnings per diluted share	$0.65	$0.65	$0.88	$1.78

(1)	Incremental shares from equity awards are computed using the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.4 million and 0.7 million for the three and nine months ended September 30, 2016, respectively, and 0.7 million for the three and nine months ended September 30, 2015.

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

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 12.3 million, of which approximately 2.1 million remain available as of September 30, 2016.

Income before income taxes for the three and nine month periods ended September 30, 2016 includes share-based compensation expense of $8.5 million and $22.8 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2015 was $5.0 million and $15.5 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $3.1 million and $8.3 million for the three and nine months ended September 30, 2016, respectively, and $1.7 million and $5.4 million for the three and nine months ended September 30, 2015, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options —The following table summarizes stock option activity during the nine months ended September 30, 2016. Stock options generally have a three year vesting schedule, which vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In thousands)
Outstanding, at December 31, 2015	1,918	20	$57.18	6.2	$41,793
Granted	456	—	$96.85
Forfeited	(86)	—	$79.09
Exercised	(148)	—	$51.28

Outstanding, at September 30, 2016	2,140	20	$65.17	6.3	$52,098

Vested/expected to vest, at September 30, 2016	2,077	20	$64.36	6.2	$51,906

Exercisable, at September 30, 2016	1,374	20	$52.22	4.7	$48,749

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Compensation expense	$2.0	$1.7	$5.5	$4.9
Intrinsic value of stock options exercised	$0.1	$1.0	$6.1	$14.4
Tax benefit recognized from stock option exercises	$0.1	$0.4	$2.2	$5.5

Compensation costs related to unvested options totaled $15.0 million at September 30, 2016 and will be recognized over the remaining vesting period of the grants, which averages 2.3 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2016 include the following: weighted average expected volatility of 25.11%, expected term of six years, weighted average risk free rate of 1.16%, and no dividends. The weighted average grant date fair value of awards granted in 2016 was $26.01.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of September 30, 2016, 89 thousand director restricted stock units have been earned and deferred.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2016:

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2015	312	$76.36	111	$52.60
Granted	393	$91.44	15	$98.78
Vested	(142)	$74.79	(22)	$58.56
Forfeited	(32)	$82.51	—	$76.30

Outstanding, at September 30, 2016	531	$87.59	104	$57.78

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)
Compensation expense	$4.9	$2.8	$12.9	$8.9
Fair value of vested restricted stock units	$2.8	$0.9	$15.9	$13.9
Tax benefit recognized from vested restricted stock units	$1.0	$0.3	$5.7	$4.8

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to restricted stock units are approximately $35.7 million as of September 30, 2016 and will be recognized on a weighted average basis over the next 2.2 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 27, 2016, based on achievement of operating performance measures, 85,249 performance units were converted into 110,926 shares of stock, an average conversion ratio of 1.30 shares for each performance unit. The following table summarizes the performance unit activity during the nine months ended September 30, 2016:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2015	271	$74.13
Granted	100	$98.28
Vested	(85)	$66.01
Forfeited	(16)	$79.90

Unvested, at September 30, 2016	270	$85.15

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)		(In millions)

Compensation expense	$1.6	$0.5	$4.4	$1.7
Fair value of vested performance units	$(1.8)	$0.6	$9.6	$5.1
Tax benefit recognized from performance units vested	$—	$0.2	$4.1	$1.9

Future compensation costs related to the performance units are estimated to be approximately $14.3 million as of September 30, 2016, and are expected to be recognized over the next 2.4 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
		(In thousands)
Balance at December 31, 2015	$(100,512)	$(12,956)	$(113,468)
Other comprehensive income	21,598	—	21,598
Reclassifications from accumulated other comprehensive loss	—	774	774

Other comprehensive income	21,598	774	22,372

Balance at September 30, 2016	$(78,914)	$(12,182)	$(91,096)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
		(In thousands)
Balance at December 31, 2014	$(51,326)	$(13,005)	$(64,331)
Other comprehensive loss	(40,533)	—	(40,533)
Reclassifications from accumulated other comprehensive loss	—	767	767

Other comprehensive (loss) income	(40,533)	767	(39,766)

Balance at September 30, 2015	$(91,859)	$(12,238)	$(104,097)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investments in its Canadian and Italian subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $475 thousand and $474 thousand for the nine months ended September 30, 2016 and 2015, respectively. The reclassification is included in the computation of net periodic pension and postretirement cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

The Condensed Consolidated Statements of Income lines impacted by reclassifications out of Accumulated other comprehensive loss are outlined below:

					Affected line in
	Reclassifications from Accumulated				the Condensed Consolidated
	Other Comprehensive Loss				Statements of Income
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$35	$36	$105	$109	(a)
Unrecognized net loss	382	378	1,144	1,132	(a)

Total before tax	417	414	1,249	1,241
Income taxes	159	158	475	474	Income taxes

Net of tax	$258	$256	$774	$767

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost, and are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

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

Components of net periodic pension expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$1,279	$621	$3,607	$1,864
Interest cost	4,092	713	11,163	2,138
Expected return on plan assets	(4,468)	(765)	(12,162)	(2,295)
Amortization of unrecognized prior service cost	53	53	158	157
Amortization of unrecognized net loss	383	365	1,148	1,095

Net periodic pension cost	$1,339	$987	$3,914	$2,959

The Company contributed $3.1 million to the pension plans in the first nine months of 2016. The Company does not expect to make additional contributions to the plans in 2016.

Components of net periodic postretirement expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Service cost	$21	$5	$59	$15
Interest cost	348	38	938	113
Amortization of unrecognized prior service cost	(18)	(17)	(53)	(49)
Amortization of unrecognized net loss	(1)	13	(4)	38

Net periodic postretirement cost	$350	$39	$940	$117

The Company expects to contribute approximately $0.2 million to the postretirement health plans during 2016.

Net periodic pension and postretirement costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Income.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three and nine months ended September 30, 2016 and 2015, which consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Restructuring	$4,890	$154	$8,973	$504
Other	395	—	1,311	—

Total other operating expense, net	$5,285	$154	$10,284	$504

18. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Interest paid	$80,769	$36,601
Income taxes paid	$49,528	$35,064
Accrued purchase of property and equipment	$15,467	$3,971
Accrued other intangible assets	$4,385	$1,569

Non-cash financing activities for the nine months ended September 30, 2016 and 2015 include $26.8 million and $19.0 million, respectively, related to the vesting of restricted stock, restricted stock units, and performance stock units.

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

Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Income, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2016, the Company had $37.5 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2016 and early 2017.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of September 30, 2016, the Company had outstanding contracts for the purchase of 14,612 megawatts of electricity, expiring throughout 2016; 4.0 million gallons of diesel, expiring throughout 2016; 0.6 million dekatherms of natural gas, expiring throughout 2016; 0.9 million bushels of corn, expiring throughout early 2017; 7.2 million pounds of plastics, expiring throughout 2016; and 0.3 million bushels of flour, expiring throughout 2016.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets:

		Fair Value
	Balance Sheet Location	September 30, 2016	December 31, 2015
		(In thousands)
Asset Derivatives
Commodity contracts	Prepaid expenses and other current assets	$563	$—
Foreign currency contracts	Prepaid expenses and other current assets	1,120	1,356
Interest rate swap agreements	Prepaid expenses and other current assets	848	—

		$2,531	$1,356

Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$1,093	$3,778

		$1,093	$3,778

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Income:

		Three Months Ended		Nine Months Ended
	Location of (Loss) Gain	September 30,		September 30,
	Recognized in Income	2016	2015	2016	2015
		(In thousands)		(In thousands)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other (income) expense, net	$2,305	$(834)	$3,248	$207
Foreign currency contracts	Other (income) expense, net	2,083	(1,183)	(236)	171
Interest rate swap agreements	Other (income) expense, net	2,442	—	848	—

Total unrealized gain (loss)		6,830	(2,017)	3,860	378
Realized (loss) gain
Commodity contracts	Manufacturing related to cost of sales and transportation related to selling and distribution	119	(1,508)	(896)	(3,268)
Foreign currency contracts	Cost of sales	(1,321)	681	(3,256)	1,142

Total realized loss		(1,202)	(827)	(4,152)	(2,126)

Total (loss) gain		$5,628	$(2,844)	$(292)	$(1,748)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving Credit Facility	$(279,000)	$(274,485)	$(353,000)	$(352,932)	2
Term Loan A	$(289,875)	$(290,329)	$(295,500)	$(294,327)	2
Term Loan A-1	$(182,500)	$(182,731)	$(190,000)	$(190,200)	2
Term Loan A-2	$(1,012,188)	$(1,013,471)	$—	$—	2
2022 Notes	$(400,000)	$(416,500)	$(400,000)	$(383,000)	2
2024 Notes	$(775,000)	$(832,156)	$—	$—	2

Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(530)	$(530)	$(3,778)	$(3,778)	2
Foreign currency contracts	$1,120	$1,120	$1,356	$1,356	2
Interest rate swap agreements	$848	$848	$—	$—	2
Investments	$10,117	$10,117	$8,388	$8,388	1

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net sales to external customers:
North American Retail Grocery	$1,305,872	$597,775	$3,599,506	$1,768,938
Food Away From Home	157,371	94,601	394,704	280,726
Industrial and Export	123,511	106,262	414,047	291,327
Unallocated	96	—	(9,845)	—

Total	$1,586,850	$798,638	$4,398,412	$2,340,991

Direct operating income:
North American Retail Grocery	$159,124	$83,864	$442,757	$242,220
Food Away From Home	16,469	12,892	51,434	39,454
Industrial and Export	16,431	16,108	50,324	51,727

Total	192,024	112,864	544,515	333,401
Unallocated selling and distribution expenses	(7,219)	(1,431)	(29,917)	(6,552)
Unallocated costs of sales (1)	(1,509)	2,377	(20,827)	2,174
Unallocated corporate expense and other	(105,706)	(51,582)	(345,661)	(165,578)

Operating income	77,590	62,228	148,110	163,445
Other expense	(24,982)	(21,953)	(78,107)	(49,582)

Income before income taxes	$52,608	$40,275	$70,003	$113,863

(1)	Includes charges related to restructurings and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 8.9% and 11.8% of total consolidated net sales in the nine months ended September 30, 2016 and 2015, respectively, with 7.1% and 10.7% of total consolidated net sales going to Canada, respectively. The Company held 10.8% and 8.3% of its property, plant, and equipment outside of the United States as of September 30, 2016 and 2015, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 18.2% and 20.8% of consolidated net sales in the nine months ended September 30, 2016 and 2015, respectively. No other customer accounted for more than 10% of our consolidated net sales.

Product Information — The following table presents the Company’s net sales by major products for the three and nine months ended September 30, 2016 and 2015. In 2016, as a result of the acquisition of the Private Brands Business, the Company made the following changes to its product categories: (1) Snacks was renamed Snack nuts and now includes the bars, fruit snacks, and cereal snack mixes from the Private Brands Business, (2) Dry dinners was renamed Pasta and dry dinners and now includes the dry pasta from the Private Brands Business, (3) Mexican and other sauces was renamed Sauces and now includes the sauces from the Private Brands Business, (4) Cookies and crackers was added to include the crackers, cookies, pretzels, pita chips, and candy from the Private Brands Business, and (5) Retail bakery was added to include the in-store bakery products, refrigerated dough, frozen griddle products (pancakes, waffles, and French toast), frozen bread products (breads, rolls, and biscuits), dessert products (frozen cookies and frozen cookie dough), and dry bakery mixes from the Private Brands Business. These changes did not require prior period adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Products:
Snack nuts	$355,901	$172,581	$967,296	$484,461
Retail bakery	167,036	—	438,899	—
Cookies and crackers	157,196	—	420,435	—
Cereals	144,154	37,253	395,331	114,540
Pasta and dry dinners	144,959	31,077	380,507	94,012
Beverages	118,487	101,622	343,892	305,292
Salad dressings	94,082	85,757	291,671	270,101
Sauces	84,977	52,908	248,660	170,134
Pickles	81,194	85,544	248,122	243,013
Soup and infant feeding	92,478	94,807	238,619	253,129
Beverage enhancers	73,627	80,028	226,673	244,557
Jams	29,765	13,365	79,631	37,587
Aseptic products	25,215	26,600	76,580	80,570
Other products	17,779	17,096	42,096	43,595

Total net sales	$1,586,850	$798,638	$4,398,412	$2,340,991

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes and 2024 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. As described in Note 11, Protenergy Holdings, Inc. and Protenergy Natural Foods, Inc. were added as Guarantor Subsidiaries in the first quarter of 2016. Additionally, in connection with the acquisition of the Private Brands Business, TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Co.; Nutcracker Brands; Linette Quality Chocolates; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; and The Carriage House Companies, Inc. were added as guarantors during the first quarter of 2016. In the fourth quarter of 2015, Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; and Flagstone Foods, Inc. (formerly known as Snacks Holding Corporation) were added as Guarantor Subsidiaries. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2016 and 2015, and for the three and nine months ended September 30, 2016 and 2015. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. As a result of the addition of the guarantors noted above, the following condensed supplemental consolidating financial information has been recast for prior periods as if the new guarantor structure existed for all periods presented, as of the acquisition dates of the respective guarantors.

Condensed Supplemental Consolidating Balance Sheet

September 30, 2016

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10	$47,217	$—	$47,227
Investments	—	—	10,117	—	10,117
Accounts receivable, net	—	328,103	56,798	—	384,901
Inventories, net	—	923,607	117,371	—	1,040,978
Assets held for sale	—	2,674	—	—	2,674
Prepaid expenses and other current assets	34,725	22,941	18,300	—	75,966

Total current assets	34,725	1,277,335	249,803	—	1,561,863
Property, plant, and equipment, net	28,010	1,189,389	147,273	—	1,364,672
Goodwill	—	2,644,106	130,658	—	2,774,764
Investment in subsidiaries	5,285,565	518,906	—	(5,804,471)	—
Intercompany accounts receivable (payable), net	329,823	(313,490)	(16,333)	—	—
Deferred income taxes	20,187	—	—	(20,187)	—
Intangible and other assets, net	53,148	1,053,752	115,033	—	1,221,933

Total assets	$5,751,458	$6,369,998	$626,434	$(5,824,658)	$6,923,232

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$51,870	$488,394	$66,529	$—	$606,793
Current portion of long-term debt	54,834	3,132	133	—	58,099

Total current liabilities	106,704	491,526	66,662	—	664,892
Long-term debt	2,848,712	779	268	—	2,849,759
Deferred income taxes	—	401,522	34,744	(20,187)	416,079
Other long-term liabilities	8,797	190,606	5,854	—	205,257
Stockholders’ equity	2,787,245	5,285,565	518,906	(5,804,471)	2,787,245

Total liabilities and stockholders’ equity	$5,751,458	$6,369,998	$626,434	$(5,824,658)	$6,923,232

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Three Months Ended September 30, 2016

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,501,774	$167,014	$(81,938)	$1,586,850
Cost of sales	—	1,240,261	142,994	(81,938)	1,301,317

Gross profit	—	261,513	24,020	—	285,533
Selling, general, and administrative expense	23,512	134,373	16,135	—	174,020
Amortization expense	2,319	23,962	2,357	—	28,638
Other operating expense, net	—	4,735	550	—	5,285

Operating (loss) income	(25,831)	98,443	4,978	—	77,590
Interest expense	30,928	(103)	1,143	(1,219)	30,749
Interest income	(5)	(1,005)	(317)	1,219	(108)
Other expense (income), net	(1)	(435)	(5,223)	—	(5,659)

(Loss) income before income taxes	(56,753)	99,986	9,375	—	52,608
Income taxes (benefit)	(22,143)	35,669	1,908	—	15,434
Equity in net income (loss) of subsidiaries	71,784	7,467	—	(79,251)	—

Net income (loss)	$37,174	$71,784	$7,467	$(79,251)	$37,174

Condensed Supplemental Consolidating Statement of Income Three Months Ended September 30, 2015 (In thousands)
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$755,336	$96,991	$(53,689)	$798,638
Cost of sales	—	610,871	82,759	(53,689)	639,941

Gross profit	—	144,465	14,232	—	158,697
Selling, general, and administrative expense	15,418	58,435	7,569	—	81,422
Amortization expense	2,070	10,468	2,355	—	14,893
Other operating expense, net	—	154	—	—	154

Operating (loss) income	(17,488)	75,408	4,308	—	62,228
Interest expense	10,376	(231)	2,175	(1,406)	10,914
Interest income	(16)	(1,406)	(249)	1,406	(265)
Other expense (income), net	(5)	9,054	2,255	—	11,304

(Loss) income before income taxes	(27,843)	67,991	127	—	40,275
Income taxes (benefit)	(10,576)	23,110	(700)	—	11,834
Equity in net income (loss) of subsidiaries	45,708	827	—	(46,535)	—

Net income (loss)	$28,441	$45,708	$827	$(46,535)	$28,441

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Income

Nine Months Ended September 30, 2016

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,160,967	$459,841	$(222,396)	$4,398,412
Cost of sales	—	3,448,050	396,856	(222,396)	3,622,510

Gross profit	—	712,917	62,985	—	775,902
Selling, general, and administrative expense	100,128	394,029	42,399	—	536,556
Amortization expense	6,778	67,192	6,982	—	80,952
Other operating expense, net	—	8,830	1,454	—	10,284

Operating (loss) income	(106,906)	242,866	12,150	—	148,110
Interest expense	87,357	188	3,995	(3,585)	87,955
Interest income	(2,233)	(3,928)	(993)	3,585	(3,569)
Other expense (income), net	1	(2,501)	(3,779)	—	(6,279)

(Loss) income before income taxes	(192,031)	249,107	12,927	—	70,003
Income taxes (benefit)	(73,404)	93,814	117	—	20,527
Equity in net income (loss) of subsidiaries	168,103	12,810	—	(180,913)	—

Net income (loss)	$49,476	$168,103	$12,810	$(180,913)	$49,476

Condensed Supplemental Consolidating Statement of Income Nine Months Ended September 30, 2015 (In thousands)
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,203,154	$309,061	$(171,224)	$2,340,991
Cost of sales	—	1,779,531	270,179	(171,224)	1,878,486

Gross profit	—	423,623	38,882	—	462,505
Selling, general, and administrative expense	48,459	176,363	27,962	—	252,784
Amortization expense	5,941	32,260	7,571	—	45,772
Other operating expense, net	—	504	—	—	504

Operating (loss) income	(54,400)	214,496	3,349	—	163,445
Interest expense	32,806	151	5,343	(4,322)	33,978
Interest income	(1,447)	(4,322)	(781)	4,322	(2,228)
Other expense (income), net	(7)	14,845	2,994	—	17,832

(Loss) income before income taxes	(85,752)	203,822	(4,207)	—	113,863
Income taxes (benefit)	(32,689)	72,423	(3,526)	—	36,208
Equity in net income (loss) of subsidiaries	130,718	(681)	—	(130,037)	—

Net income (loss)	$77,655	$130,718	$(681)	$(130,037)	$77,655

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2016

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$37,174	$71,784	$7,467	$(79,251)	$37,174
Other comprehensive income:
Foreign currency translation adjustments	—	—	(7,285)	—	(7,285)
Pension and postretirement reclassification adjustment, net of tax	—	258	—	—	258

Other comprehensive income	—	258	(7,285)	—	(7,027)
Equity in other comprehensive income (loss) of subsidiaries	(7,027)	(7,285)	—	14,312	—

Comprehensive income (loss)	$30,147	$64,757	$182	$(64,939)	$30,147

Condensed Supplemental Consolidating Statement of Comprehensive Income Three Months Ended September 30, 2015 (In thousands)
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$28,441	$45,708	$827	$(46,535)	$28,441
Other comprehensive income:
Foreign currency translation adjustments	—	—	(20,216)	—	(20,216)
Pension and postretirement reclassification adjustment, net of tax	—	256	—	—	256

Other comprehensive income	—	256	(20,216)	—	(19,960)
Equity in other comprehensive income (loss) of subsidiaries	(19,960)	(20,215)	—	40,175	—

Comprehensive income (loss)	$8,481	$25,749	$(19,389)	$(6,360)	$8,481

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2016

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$49,476	$168,103	$12,810	$(180,913)	$49,476
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	21,598	—	21,598
Pension and postretirement reclassification adjustment, net of tax	—	774	—	—	774

Other comprehensive (loss) income	—	774	21,598	—	22,372
Equity in other comprehensive (loss) income of subsidiaries	22,372	21,598	—	(43,970)	—

Comprehensive income (loss)	$71,848	$190,475	$34,408	$(224,883)	$71,848

Condensed Supplemental Consolidating Statement of Comprehensive Income Nine Months Ended September 30, 2015 (In thousands)
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$77,655	$130,718	$(681)	$(130,037)	$77,655
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(40,533)	—	(40,533)
Pension and postretirement reclassification adjustment, net of tax	—	767	—	—	767

Other comprehensive (loss) income	—	767	(40,533)	—	(39,766)
Equity in other comprehensive (loss) income of subsidiaries	(39,766)	(40,533)	—	80,299	—

Comprehensive income (loss)	$37,889	$90,952	$(41,214)	$(49,738)	$37,889

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$90,485	$395,130	$(10,761)	$(180,139)	$294,715
Cash flows from investing activities:
Additions to property, plant, and equipment	(2,780)	(119,983)	(9,179)	—	(131,942)
Additions to intangible assets	(8,221)	(2,683)	—	—	(10,904)
Intercompany transfer	32,444	(78,421)	—	45,977	—
Acquisitions, less cash acquired	(2,687,722)	337	43,021	—	(2,644,364)
Proceeds from sale of fixed assets	—	1,474	—	—	1,474
Purchase of investments	—	—	(795)	—	(795)
Increase in restricted cash	—	(605)	—	—	(605)
Other	—	—	4	—	4

Net cash (used in) provided by investing activities	(2,666,279)	(199,881)	33,051	45,977	(2,787,132)
Cash flows from financing activities:
Net borrowing (repayment) of debt	1,700,063	(2,589)	(38)	—	1,697,436
Payment of deferred financing costs	(34,328)	—	—	—	(34,328)
Intercompany transfer	61,921	(192,741)	(3,342)	134,162	—
Net proceeds from issuance of common stock	835,131	—	—	—	835,131
Net payments related to stock-based award activities	(1,053)	—	—	—	(1,053)
Excess tax benefits from stock-based compensation	3,676	—	—	—	3,676

Net cash provided by (used in) financing activities	2,565,410	(195,330)	(3,380)	134,162	2,500,862
Effect of exchange rate changes on cash and cash equivalents	—	—	3,863	—	3,863

(Decrease) increase in cash and cash equivalents	(10,384)	(81)	22,773	—	12,308
Cash and cash equivalents, beginning of period	10,384	91	24,444	—	34,919

Cash and cash equivalents, end of period	$—	$10	$47,217	$—	$47,227

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015

(In thousands)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$82,140	$218,218	$(1,900)	$(129,268)	$169,190
Cash flows from investing activities:
Additions to property, plant, and equipment	(286)	(51,981)	(4,921)	—	(57,188)
Additions to intangible assets	(8,605)	(932)	(126)	—	(9,663)
Intercompany transfer	(42,985)	(78,928)	2	121,911	—
Proceeds from sale of fixed assets	—	174	104	—	278
Purchase of investments	—	—	(572)	—	(572)

Net cash (used in) provided by investing activities	(51,876)	(131,667)	(5,513)	121,911	(67,145)
Cash flows from financing activities:
Net repayment of debt	(133,250)	(2,579)	(93)	—	(135,922)
Intercompany transfer	78,055	(84,213)	(1,199)	7,357	—
Net receipts related to stock-based award activities	1,221	—	—	—	1,221
Excess tax benefits from stock-based compensation	5,004	—	—	—	5,004

Net cash (used in) provided by financing activities	(48,970)	(86,792)	(1,292)	7,357	(129,697)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,446)	—	(1,446)

(Decrease) increase in cash and cash equivalents	(18,706)	(241)	(10,151)	—	(29,098)
Cash and cash equivalents, beginning of period	18,706	1,690	31,585	—	51,981

Cash and cash equivalents, end of period	$—	$1,449	$21,434	$—	$22,883

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24. SUBSEQUENT EVENTS

On November 3, 2016, the Company announced its intention to close a facility in Delta, British Columbia and to reduce its manufacturing footprint in Battle Creek, Michigan. The decision follows an analysis of the Company’s plant network to align operations with the current and future needs of its customers and eliminate excess manufacturing capacity. Both the Battle Creek and Delta facilities were part of the Company’s acquisition of the Private Brands Business in February 2016.

The Delta facility produces frozen griddle products, primarily for the North American Retail Grocery segment. Production is expected to cease in early 2018. The Company operates two facilities in Delta, and this announcement only affects the frozen griddle facility.

The Battle Creek facility produces ready-to-eat cereal, primarily for the North American Retail Grocery segment. The facility downsizing will take place over a 15 month period beginning in January 2017.

Total costs to close the Delta facility and downsize Battle Creek are expected to be approximately $14.7 million, of which approximately $6.8 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $7.9 million, employee-related costs of approximately $4.6 million, and other closure costs of approximately $2.2 million. The Company expects approximately $4.0 million of the charges to be incurred in the fourth quarter of 2016.

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and nine month periods ended September 30, 2016 and 2015. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

From a macroeconomic perspective, the U.S economy showed continued variability, as job growth experienced in the first half of the year gave way to three straight months of increased unemployment. Additionally, consumer spending in the quarter increased despite higher unemployment, and while personal income was up, the increase was lower than expectations. In September, the U.S. Federal Reserve announced that interest rates were likely to increase at least once this year, but based on the recent jobs and income reports and the upcoming election, we do not expect an increase in interest rates until the December 2016 meeting.

Consumer spending in the U.S. varied widely in the first nine months of 2016, with the first quarter showing flat to negative growth, and the third quarter rebounding with three consecutive months of expansion, resulting in retail sales growth of nearly 2.4% versus the prior year. Despite increased consumer spending in the third quarter, certain food expenditures continue to show contraction. For example, overall food volume in measured channels was approximately 1.2% lower in the third quarter of 2016 versus the same quarter last year. However, after factoring in non-measured channels and the annual U.S. population growth rate of approximately 0.8%, total food volumes in both measured and non-measured channels are expected to be slightly positive, and in the same range as population growth. From a pricing perspective, private label food products in measured channels showed a 0.7% reduction in pricing, reflective of lower commodity costs being passed along to consumers.

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

The Company achieved a 98.7% increase in net sales during the third quarter of 2016 when compared to the same period last year, as recent acquisitions and increased volume/mix offset the impact of lower pricing. Overall, the Company’s volume/mix increased 1.4% in the third quarter of 2016 versus last year. Volume/mix in North American Retail Grocery increased 4.6%, while volume/mix in Food Away from Home and Industrial and Export decreased 1.8% and 14.1%, respectively, in the quarter. Consistent with recent industry trends, the Company’s “better for you” and premium products continued to do well, posting a 35.1% increase in net sales during the quarter.

The Company believes it is on track with respect to the integration of the Private Brands Business. Most recently, the Company has had success in the implementation of SAP at a number of plants. The Company will continuously reassess its systems and processes and implement reorganization plans as necessary, as the integration of the Private Brands Business continues.

Total direct operating income, our measure of segment profitability, increased in the third quarter of 2016 by approximately 70.1% over the same period last year, primarily from acquisitions. Despite the increase in total dollars, direct operating income as a percentage of net sales decreased 200 basis points from last year to 12.1%, resulting from a higher mix of lower margin sales from the recent acquisition. Before considering the acquisition, direct operating income as a percentage of net sales increased 80 basis points from last year, as favorable input costs and sales mix offset the impact of lower pricing and competitive pressures.

The overarching themes impacting the third quarter of 2016 include (1) the February 2016 acquisition of the Private Brands Business, (2) a total Company volume/mix increase of 1.4% despite continued competitive pressures, (3) higher operating costs resulting from the growth of the Company, and (4) favorable input costs.

As compared to the third quarter of 2015, the average Canadian foreign exchange rate in 2016 was only 0.2% stronger. This marks the first quarter in recent periods where volatility in foreign exchange rates was not a major driver of fluctuations in operating results between periods. The Company continues to closely monitor the Canadian / U.S. dollar exchange rate, and at times enters into foreign exchange contracts.

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

Plant Closures

On May 24, 2016, the Company announced its intention to close its Azusa, California and Ripon, Wisconsin facilities. The decision to close the facilities followed an analysis of the Company’s plant network to align operations with current and future needs of its customers and eliminate excess manufacturing capacity. Full facility closure and the end of production at Azusa is expected to occur in the second quarter of 2017. Full facility closure and the end of production at Ripon is expected in to occur in the fourth quarter of 2016. Total costs to close the facilities are expected to be approximately $17.2 million, an increase of approximately $0.2 million since the initial announcement, as the Company revised its estimates. The Company expects approximately $14.7 million of the closure costs to be in cash. Components of the charges include non-cash asset write-offs of approximately $2.5 million, employee-related costs of approximately $4.5 million, and other closure costs of approximately $10.2 million.

On April 5, 2016, the Company announced its intention to close its Ayer, Massachusetts facility. The decision to close the facility was the result of an ongoing manufacturing network analysis by the Company to maintain competitive costs, service levels, and product quality. Production is expected to cease in the first quarter of 2017 with full closure of the facility expected to occur in the third quarter of 2017. Total costs to close the facility are expected to be approximately $8.5 million, an increase of approximately $2.0 million since the initial announcement, as the Company revised its estimates. The Company expects approximately $5.5 million of the closure costs to be in cash. Components of the charges include non-cash asset write-offs of approximately $3.0 million, employee-related costs of approximately $2.6 million, and other closure costs of approximately $2.9 million.

Product Recall

On May 3, 2016, the Company announced the voluntary recall of products that may be impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono). The recall was expanded on May 19, 2016 and again on June 2, 2016. Product was distributed nationwide through retail stores, and no illnesses have been reported to date. Based on available information, the Company has incurred $0.1 million and $15.3 million in charges for the recall for the three and nine months ended September 30, 2016, respectively, and is unable to determine the full cost at this time. The Company expects to be fully indemnified for all costs associated with the recall.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)				(Dollars in thousands)
Net sales	$1,586,850	100.0%	$798,638	100.0%	$4,398,412	100.0%	$2,340,991	100.0%
Cost of sales	1,301,317	82.0	639,941	80.1	3,622,510	82.4	1,878,486	80.2

Gross profit	285,533	18.0	158,697	19.9	775,902	17.6	462,505	19.8
Operating expenses:
Selling and distribution	102,141	6.5	44,887	5.6	291,976	6.6	133,482	5.7
General and administrative	71,879	4.5	36,535	4.6	244,580	5.6	119,302	5.1
Amortization expense	28,638	1.8	14,893	1.9	80,952	1.8	45,772	2.0
Other operating expense, net	5,285	0.3	154	—	10,284	0.2	504	—

Total operating expenses	207,943	13.1	96,469	12.1	627,792	14.2	299,060	12.8

Operating income	77,590	4.9	62,228	7.8	148,110	3.4	163,445	7.0
Other expense (income):
Interest expense	30,749	2.0	10,914	1.4	87,955	2.0	33,978	1.5
Interest income	(108)	—	(265)	—	(3,569)	(0.1)	(2,228)	(0.1)
(Gain) loss on foreign currency exchange	(1,075)	(0.1)	9,226	1.1	(5,948)	(0.1)	18,226	0.8
Other (income) expense, net	(4,584)	(0.3)	2,078	0.2	(331)	—	(394)	—

Total other expense	24,982	1.6	21,953	2.7	78,107	1.8	49,582	2.2

Income before income taxes	52,608	3.3	40,275	5.1	70,003	1.6	113,863	4.8
Income taxes	15,434	1.0	11,834	1.5	20,527	0.5	36,208	1.5

Net income	$37,174	2.3%	$28,441	3.6%	$49,476	1.1%	$77,655	3.3%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Sales — Third quarter net sales increased 98.7% to $1,586.9 million in 2016 compared to $798.6 million in the third quarter of 2015. The increase was due to sales from the 2016 acquisition of the Private Brands Business and favorable volume/mix, partially offset by unfavorable pricing. During the second quarter of 2016, the Company announced a recall of certain products that impacted net sales. The impact on net sales of this recall in the third quarter was $0.1 million. The Company expects to be fully indemnified for the amount. Net sales by segment are shown in the following table:

	Three Months Ended September 30,
	2016	2015	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in thousands)
North American Retail Grocery	$1,305,872	$597,775	$708,097	118.5%
Food Away From Home	157,371	94,601	62,770	66.4
Industrial and Export	123,511	106,262	17,249	16.2
Unallocated	96	—	96	—

Total	$1,586,850	$798,638	$788,212	98.7%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 82.0% in the third quarter of 2016, compared to 80.1% in 2015. The increase in cost of sales as a percentage of net sales was due to the impact of lower margin products from the recent acquisition, which accounts for approximately 200 basis points of the increase. This increase in cost of sales as a percentage of net sales was partially offset by lower input costs and favorable sales mx. Included in cost of sales was approximately $1.2 million of costs related to restructuring activities and the product recall that began in the second quarter of 2016. These costs were insignificant in the prior year. The Company expects to be fully indemnified for all costs associated with the recall.

Operating Expenses — Total operating expenses were $207.9 million in the third quarter of 2016 compared to $96.5 million in 2015. The increase in 2016 resulted from the following:

Selling and distribution expenses increased $57.3 million, or 127.6% in the third quarter of 2016 compared to 2015, due to $59.7 million of incremental costs from the recent acquisition and additional investments in the sales force that were partially offset by favorable freight costs.

General and administrative expenses increased by $35.3 million in the third quarter of 2016 compared to 2015, of which $24.3 million pertains to continuing costs of the acquired business. Also contributing to the increase was $4.5 million of acquisition and integration costs in the third quarter of 2016 compared to $3.0 million in the prior year. The remaining increase of $9.5 million was due to approximately $6.0 million in higher incentive compensation compared to the prior year and general growth of the business. In the prior year, the Company reduced incentive compensation due to operating results.

Amortization expense increased $13.7 million in the third quarter of 2016 compared to 2015, primarily due to the amortization of intangible assets from the acquisition.

Other operating expense in the third quarter of 2016 was $5.3 million, compared to $0.2 million in 2015. The increase was due to higher costs associated with restructurings that were announced in recent quarters with respect to the Company’s closure of the City of Industry, California; Ayer, Massachusetts; Azusa, California; and Ripon, Wisconsin facilities.

Interest Expense — Interest expense increased to $30.7 million in the third quarter of 2016, compared to $10.9 million in 2015, due to higher debt levels and higher interest rates from financing the acquisition.

Interest Income – Interest income of $0.1 million relates to interest earned on the cash held by our Canadian subsidiaries and gains on investments discussed in Note 5.

Foreign Currency — The Company’s foreign currency impact was a $1.1 million gain for the third quarter of 2016, compared to a loss of $9.2 million in 2015, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective quarters.

Other (Income) Expense, net — Other income was $4.6 million for the third quarter of 2016, compared to expense of $2.1 million in 2015. The change was due to the non-cash mark-to-market adjustments on derivative contracts, primarily foreign currency contracts and interest rate swap agreements, offset by the write-off of the indemnification asset discussed below.

Income Taxes — Income tax expense was recorded at an effective rate of 29.3% in the third quarter of 2016 compared to 29.4% in the prior year’s third quarter. During the third quarter of 2016, the Company’s effective tax rate was favorably impacted by the reversal of a $2.2 million tax reserve assumed in a prior acquisition. The Company also recognized $2.2 million of non-operating expense for the write-off of the related indemnification asset, which is included in Other (income) expense, net.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 — Results by Segment

North American Retail Grocery —

	Three Months Ended September 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$1,305,872	100.0%	$597,775	100.0%
Cost of sales	1,064,239	81.5	480,608	80.4

Gross profit	241,633	18.5	117,167	19.6
Freight out and commissions	56,153	4.3	23,250	3.9
Direct selling and marketing	26,356	2.0	10,053	1.7

Direct operating income	$159,124	12.2%	$83,864	14.0%

Net sales in the North American Retail Grocery segment increased by $708.1 million, or 118.5%, in the third quarter of 2016 compared to 2015. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$597,775
Volume/mix	27,489	4.6%
Pricing	(8,821)	(1.5)
Acquisitions	690,215	115.5
Foreign currency	(786)	(0.1)

2016 Net sales	$1,305,872	118.5%

The increase in net sales from 2015 to 2016 resulted from the acquisition of the Private Brands Business and improved volume/mix, partially offset by unfavorable pricing. During the third quarter of 2016, volume/mix improved in single serve beverages (where the Company gained additional distribution), carton soup, and dressings, partially offset by lower volume/mix in non-dairy creamer and pickles.

Cost of sales as a percentage of net sales in the third quarter of 2016 increased 1.1% compared to last year, as the impact of lower margin products from the Private Brands Business offset favorability from lower commodity costs and improved sales mix. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 1.4%.

Freight out and commissions paid to independent sales brokers were $56.2 million in the third quarter of 2016, compared to $23.3 million in 2015. The Private Brands Business acquisition accounted for $34.4 million of the increase. Before considering the Private Brands Business acquisition, costs were lower primarily due to decreased freight costs.

Direct selling and marketing expenses were $26.4 million in the third quarter of 2016 and $10.1 million in 2015. The acquisition of the Private Brands Business accounted for $13.6 million of the increase, with the remaining amount being due to investments in the sales force.

Food Away From Home —

	Three Months Ended September 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$157,371	100.0%	$94,601	100.0%
Cost of sales	133,013	84.5	75,791	80.1

Gross profit	24,358	15.5	18,810	19.9
Freight out and commissions	5,705	3.6	3,844	4.1
Direct selling and marketing	2,184	1.4	2,074	2.2

Direct operating income	$16,469	10.5%	$12,892	13.6%

Net sales in the Food Away From Home segment increased by $62.8 million, or 66.4%, in the third quarter of 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$94,601
Volume/mix	(1,692)	(1.8)%
Pricing	(1,731)	(1.7)
Acquisitions	66,170	69.9
Foreign currency	23	—

2016 Net sales	$157,371	66.4%

Net sales increased during the third quarter of 2016 compared to 2015 as the increase from the acquisition of the Private Brands Business was partially offset by unfavorable volume/mix and unfavorable pricing. Volume/mix increases in pickles and hot cereals were more than offset by volume/mix reductions in dressings and aseptic products, reflecting competitive pressures.

Cost of sales as a percentage of net sales increased to 84.5% in the third quarter of 2016 from 80.1% in 2015 due to the impact of lower margin products from the Private Brands Business. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 6.0%. Before considering the impact of the Private Brands Business, cost of sales as a percentage of net sales decreased due to favorable commodity prices and higher than normal prior year cost associated with the avian flu outbreak.

Freight out and commissions paid to independent sales brokers increased in the third quarter of 2016 by $1.9 million compared to 2015, due to the acquisition. Despite the increase in total expense, freight out and commissions decreased as a percentage of net sales due to lower freight rates.

Direct selling and marketing increased to $2.2 million in the third quarter of 2016 from $2.1 million in 2015 due to the acquisition. Despite the increase in total expense, direct selling and marketing decreased as a percentage of net sales due to cost saving initiatives.

Industrial and Export —

	Three Months Ended September 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$123,511	100.0%	$106,262	100.0%
Cost of sales	102,556	83.0	85,919	80.8

Gross profit	20,955	17.0	20,343	19.2
Freight out and commissions	3,230	2.6	3,620	3.4
Direct selling and marketing	1,294	1.1	615	0.6

Direct operating income	$16,431	13.3%	$16,108	15.2%

Net sales in the Industrial and Export segment increased $17.2 million, or 16.2%, in the third quarter of 2016, compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$106,262
Volume/mix	(14,937)	(14.1)%
Pricing	291	0.3
Acquisitions	32,375	30.5
Foreign currency	(480)	(0.5)

2016 Net sales	$123,511	16.2%

Net sales increased during the third quarter of 2016 compared to 2015 due to the acquisition of the Private Brands Business. This increase was partially offset by a decrease in volume/mix in most product categories, led by soup (where a large portion of the decrease was related to lower margin co-pack business), pickles, and non-dairy creamer. Increased competitive pressure is the primary cause of reduced volume/mix.

Cost of sales as a percentage of net sales increased from 80.8% in the third quarter of 2015 to 83.0% in 2016, primarily due to the impact of lower margin products from the Private Brands Business. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 2.7%. Before considering the impact of the Private Brands Business, cost of sales as a percentage of net sales decreased due to improved sales mix and favorable commodity prices.

Freight out and commissions paid to independent sales brokers were $3.2 million in the third quarter of 2016 and $3.6 million in 2015. The decrease is due to the impact lower freight rates and lower volume.

Direct selling and marketing increased to $1.3 million in the third quarter of 2016 from $0.6 million in 2015, primarily due to the acquisition.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Sales — Net sales increased 87.9% to $4,398.4 million in the first nine months of 2016 compared to $2,341.0 million in the first nine months of 2015. The increase was due to sales from the 2016 acquisition of the Private Brands Business and favorable volume/mix, partially offset by unfavorable pricing and foreign exchange. During the second quarter of 2016, the Company announced a recall of certain products that impacted net sales by $9.8 million, which was not allocated to the segments. The Company expects to be fully indemnified for the amount. Net sales by segment are shown in the following table:

	Nine Months Ended September 30,
			$ Increase/	% Increase/
	2016	2015	(Decrease)	(Decrease)
	(Dollars in thousands)
North American Retail Grocery	$3,599,506	$1,768,938	$1,830,568	103.5%
Food Away From Home	394,704	280,726	113,978	40.6
Industrial and Export	414,047	291,327	122,720	42.1
Unallocated	(9,845)	—	(9,845)	—

Total	$4,398,412	$2,340,991	$2,057,421	87.9%

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 82.4% in the first nine months of 2016, compared to 80.2% in 2015. Contributing to the increase in cost of sales as a percentage of net sales was the impact of lower margin products from the recent acquisition, which accounts for approximately 170 basis points of the increase in cost of sales as a percentage of net sales. Included in cost of sales was approximately $8.4 million of acquisition and integration costs and $3.9 million of restructuring costs in the first nine months of 2016 compared to only $0.7 million of acquisition and integration costs in the prior year. Also contributing to the increase in cost of sales relative to net sales was the year-over-year impact of unfavorable foreign exchange, increased operating costs, and approximately $5.5 million of costs related to the product recall, which more than offset the impact of favorable input costs. The Company expects to be fully indemnified for all costs associated with the recall.

Operating Expenses — Total operating expenses were $627.8 million during the first nine months of 2016 compared to $299.1 million in 2015. The increase in 2016 resulted from the following:

Selling and distribution expenses increased $158.5 million, or 118.7%, in the first nine months of 2016 compared to 2015, primarily due to $158.5 million of incremental costs from the recent acquisition. Before considering the impact of the Private Brands Business, selling and distribution expenses were relatively flat, as additional investments in the sales force were offset by favorable freight costs.

General and administrative expenses increased by $125.3 million in the first nine months of 2016 compared to 2015, of which $67.1 million pertained to continuing costs of the acquired business. Also contributing to the increase was $42.0 million of acquisition and integration costs in the first nine months of 2016 compared to $4.2 million in the prior year. The remaining increase of $20.4 million was due to approximately $21.0 million in higher incentive compensation as compared to prior year, the general growth of the business, and duplicative costs as a result of the Private Brands Business. In the prior year, the Company reduced incentive compensation due to operating results.

Amortization expense increased by $35.2 million in the first nine months of 2016 compared to 2015, due to the amortization of intangible assets from the acquisition.

Other operating expense in the first nine months of 2016 was $10.3 million, compared to $0.5 million in 2015. The increase was primarily due to higher costs associated with restructurings that were announced in recent quarters with respect to the Company’s closure of the City of Industry, California; Ayer, Massachusetts; Azusa, California; and Ripon, Wisconsin facilities.

Interest Expense — Interest expense increased to $88.0 million in the first nine months of 2016, compared to $34.0 million in 2015, due to higher debt levels and higher interest rates from financing the acquisition.

Interest Income – Interest income of $3.6 million includes $2.2 million of interest income recorded in the first quarter related to annual patronage refunds pertaining to Term Loan A. The patronage refund represents our participation in a capital plan related to our Term Loan A and is an annual payment based on a percentage of our average daily loan balance. The remaining interest income pertains to cash held by our Canadian subsidiaries and gains on investments, as discussed in Note 5.

Foreign Currency – The Company’s foreign currency impact was a $5.9 million gain for the first nine months of 2016, compared to a loss of $18.2 million in 2015, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective nine month periods.

Other (Income) Expense, net — Other income was $0.3 million for the first nine months of 2016, compared to income of $0.4 million in 2015. This balance was due to the non-cash mark-to-market adjustments on derivative contracts, primarily foreign currency contracts and interest rate swap agreements, offset by the write-off of the indemnification asset discussed below.

Income Taxes — Income tax expense was recorded at an effective rate of 29.3% in the first nine months of 2016 compared to 31.8% in 2015. During the first nine months of 2016, the Company’s effective tax rate was favorably impacted by the reversal of $3.1 million of tax reserve assumed in prior acquisitions. The Company also recognized $3.1 million of non-operating expense for the write-off of the related indemnification assets, which is included in Other (income) expense, net.

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

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015 — Results by Segment

North American Retail Grocery —

	Nine Months Ended September 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$3,599,506	100.0%	$1,768,938	100.0%
Cost of sales	2,929,908	81.4	1,425,772	80.6

Gross profit	669,598	18.6	343,166	19.4
Freight out and commissions	154,465	4.3	69,393	3.9
Direct selling and marketing	72,376	2.0	31,553	1.8

Direct operating income	$442,757	12.3%	$242,220	13.7%

Net sales in the North American Retail Grocery segment increased by $1,830.6 million, or 103.5%, in the first nine months of 2016 compared to the first nine months of 2015. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$1,768,938
Volume/mix	50,243	2.8%
Pricing	(13,077)	(0.7)
Acquisitions	1,805,199	102.0
Foreign currency	(11,797)	(0.6)

2016 Net sales	$3,599,506	103.5%

The increase in net sales from 2015 to 2016 resulted from the acquisition of the Private Brands Business and increased volume/mix, partially offset by unfavorable pricing and foreign exchange. During the first nine months of 2016, the Company experienced volume/mix increases in single serve beverages (where the Company gained additional distribution), carton soup and dressings that were partially offset by lower volume/mix in canned soup, non-dairy creamer, pickles, other sauces, hot cereals, and dry dinners.

Cost of sales as a percentage of net sales in the first nine months of 2016 increased 0.8% compared to last year, as the impact of lower margin products from the Private Brands Business and unfavorable foreign exchange offset favorability from lower commodity costs and improved sales mix. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 1.2%.

Freight out and commissions paid to independent sales brokers were $154.5 million in the first nine months of 2016, compared to $69.4 million in 2015. The Private Brands Business acquisition accounted for $91.0 million of the increase. Before considering the Private Brands Business acquisition, costs were lower due to decreased freight costs.

Direct selling and marketing expenses were $72.4 million in the first nine months of 2016 and $31.6 million in 2015. The Private Brands Business acquisition added $33.6 million of costs. The remaining increase of $7.2 million is primarily due to additional investments in the sales force and the general growth of the business.

Food Away From Home —

	Nine Months Ended September 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$394,704	100.0%	$280,726	100.0%
Cost of sales	320,699	81.3	224,280	79.9

Gross profit	74,005	18.7	56,446	20.1
Freight out and commissions	14,428	3.6	10,992	3.9
Direct selling and marketing	8,143	2.1	6,000	2.1

Direct operating income	$51,434	13.0%	$39,454	14.1%

Net sales in the Food Away From Home segment increased by $114.0 million, or 40.6%, in the first nine months of 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$280,726
Volume/mix	(10,501)	(3.7)%
Pricing	(249)	(0.1)
Acquisitions	125,843	44.8
Foreign currency	(1,115)	(0.4)

2016 Net sales	$394,704	40.6%

Net sales increased during the first nine months of 2016 compared to 2015 primarily due to the acquisition of the Private Brands Business partially offset by unfavorable volume/mix and unfavorable foreign exchange. Volume/mix increases in hot cereals were more than offset by volume/mix reductions in dressings, pickles, aseptic products, and other sauces, resulting from competitive pressures.

Cost of sales as a percentage of net sales increased to 81.3% in the first nine months of 2016 from 79.9% in 2015 due to the impact of lower margin products from the Private Brands Business and unfavorable foreign exchange for the Canadian operations, partially offset by favorable input costs. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 2.1%.

Freight out and commissions paid to independent sales brokers increased in the first nine months of 2016 by $3.4 million compared to 2015, due to the acquisition. Before considering the impact of the acquisition, freight out and commissions would have been lower than prior year due to lower freight rates.

Direct selling and marketing increased to $8.1 million in the first nine months of 2016 from $6.0 million in 2015, primarily due to the acquisition and additional investments in the sales force.

Industrial and Export —

	Nine Months Ended September 30,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$414,047	100.0%	$291,327	100.0%
Cost of sales	351,076	84.8	230,608	79.2

Gross profit	62,971	15.2	60,719	20.8
Freight out and commissions	9,494	2.3	7,311	2.5
Direct selling and marketing	3,153	0.7	1,681	0.5

Direct operating income	$50,324	12.2%	$51,727	17.8%

Net sales in the Industrial and Export segment increased $122.7 million, or 42.1%, in the first nine months of 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$291,327
Volume/mix	(20,666)	(7.1)%
Pricing	(2,230)	(0.8)
Acquisitions	146,636	50.3
Foreign currency	(1,020)	(0.3)

2016 Net sales	$414,047	42.1%

Net sales increased during the first nine months of 2016 compared to 2015 as the increase from the acquisition of the Private Brands Business was partially offset by unfavorable volume/mix and pricing. Volume/mix was lower due to competitive pressures, primarily in single serve beverages and soup and infant feeding products, partially offset by an increase in pickles.

Cost of sales as a percentage of net sales increased from 79.2% in the first nine months of 2015 to 84.8% in 2016, primarily due to the impact of lower margin products from the Private Brands Business and a shift in legacy mix to lower margin products resulting from competitive pressures, particularly in single serve beverages and infant feeding. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 4.4%.

Freight out and commissions paid to independent sales brokers were $9.5 million in the first nine months of 2016 and $7.3 million in 2015. The increase is primarily due to the impact of the acquisition. Freight out and commissions as a percentage of net sales decreased from the prior year due to lower freight rates.

Direct selling and marketing increased to $3.2 million in the first nine months of 2016 from $1.7 million in 2015, primarily due to the acquisition and additional investments in the sales force.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $571.3 million was available under the Revolving Credit Facility as of September 30, 2016. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The Company’s cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following tables:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$49,476	$77,655
Depreciation and amortization	208,133	91,932
Stock-based compensation	22,784	15,503
Deferred income taxes	(1,630)	239
Changes in operating assets and liabilities, net of acquisitions	30,648	(28,642)
Other	(14,696)	12,503

Net cash provided by operating activities	$294,715	$169,190

Our cash provided by operations was $294.7 million in the first nine months of 2016 compared to $169.2 million in 2015, an increase of $125.5 million, which is due, in part, to the acquisition of the Private Brands Business in February 2016. The following discussion describes the changes in cash from operating activities on a consolidated basis, including the operations of the Private Brands Business since the acquisition date. The increase in cash provided by operations is attributable to changes in working capital of $59.3 million and lower net income being offset by higher levels of depreciation and amortization as compared to the prior year, which results in an additional $88.0 million in cash flow.

Within working capital, receivables resulted in a use of $31.3 million, as the seasonal decrease in receivables in the prior year outpaced the decrease this year. The change in receivables mirrored the sales trends experienced by the Company. Inventories provided approximately $53.6 million of working capital, primarily from the change in the Private Brands Business’s inventories since February 1, 2016. The inventory of the Private Brands Business decreased approximately $76.0 million since February 1, 2016 due to lower commodity costs, the seasonality of the business, and improved inventory management. Prepaid expenses and other assets resulted in a use of $26.1 million due to higher levels of prepaid taxes and software. Finally, accounts payable and accruals accounted for approximately $63.1 million of the increase, in part due to more efficient use of cash and higher levels of accounts payable and accrued payroll and benefits associated with the Private Brands Business (the Company did not assume payables for nine plants as of the acquisition date, but has been responsible for post-acquisition payables).

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from investing activities:
Additions to property, plant, and equipment	$(131,942)	$(57,188)
Additions to intangible assets	(10,904)	(9,663)
Acquisitions, less cash acquired	(2,644,364)	—
Other	78	(294)

Net cash used in investing activities	$(2,787,132)	$(67,145)

In the first nine months of 2016, cash used in investing activities increased by $2.7 billion compared to 2015, due to the acquisition of the Private Brands Business in the first quarter of 2016.

We expect capital spending programs to be approximately $211 million in 2016. Capital spending in 2016 is focused on food safety, quality, productivity improvements, continued implementation of an Enterprise Resource Planning system, and routine equipment upgrades or replacements at our plants.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net borrowing (repayment) of debt	$1,697,436	$(135,922)
Payment of deferred financing costs	(34,328)	—
Net proceeds from issuance of common stock	835,131	—
Equity award financing activities	2,623	6,225

Net cash provided by (used in) financing activities	$2,500,862	$(129,697)

Net cash provided by financing activities increased $2.6 billion in the first nine months of 2016 compared to 2015, as the Company funded the acquisition of the Private Brands Business primarily through the issuance of common stock, the 2024 Notes, and Term Loan A-2.

As of September 30, 2016, $47.2 million of cash held by our foreign subsidiaries as cash and cash equivalents is expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability. As of September 30, 2016, $2.9 million of cash is restricted from use to meet certain insurance requirements.

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

Debt Obligations

At September 30, 2016, we had $279.0 million in borrowings outstanding under our Revolving Credit Facility, $289.9 million outstanding under Term Loan A, $182.5 million outstanding under Term Loan A-1, $1,012.2 million outstanding under Term Loan A-2, $400.0 million of the 2022 Notes outstanding, $775.0 million of the 2024 Notes outstanding, and $4.3 million of tax increment financing and other obligations. In addition, at September 30, 2016, there were $49.7 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at September 30, 2016, our Revolving Credit Facility provided for an aggregate commitment of $900 million, of which $571.3 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended September 30, 2016 averaged 2.47%. The $500 million of interest rate swap agreements does not go into effect until January 31, 2017.

We are in compliance with all applicable debt covenants as of September 30, 2016. From an interest coverage ratio perspective, the Company’s actual ratio as of September 30, 2016 is nearly 110.9% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 31.8% below the maximum level.

See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by GAAP (“Non-GAAP”). A non-GAAP financial measure is a numerical measure of financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Company’s Condensed Consolidated Financial Statements. We believe these measures provide useful information to the users of the financial statements as we also have included these measures in other communications and publications.

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

Adjusted Diluted Earnings Per Share, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per fully diluted share (“Adjusted EPS”) reflects adjustments to GAAP earnings per fully diluted share to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, or facility closings and reorganizations, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation for management, or in determining earnings estimates.

The reconciliation of diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Income, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Diluted EPS per GAAP	$0.65	$0.65	$0.88	$1.78

Restructuring/facility consolidation costs	0.10	—	0.23	0.01
Acquisition, integration, and related costs	0.08	0.07	0.90	0.11
Foreign currency loss (gain) on re-measurement of intercompany notes	0.02	0.19	(0.09)	0.39
Mark-to-market adjustments	(0.12)	0.05	(0.07)	(0.01)
Product recall costs	—	—	0.27	—
Tax impact on adjusting items	(0.03)	(0.10)	(0.39)	(0.17)

Adjusted Diluted EPS	$0.70	$0.86	$1.73	$2.11

During the three and nine months ended September 30, 2016 and 2015, the Company entered into transactions that affected the year-over-year comparison of its financial results that included restructuring costs, acquisition and integration costs, foreign currency losses (gains) on intercompany notes, mark-to-market adjustments, product recall costs, and the related tax impact of these items.

During the third quarter of 2016, the Company incurred approximately $5.9 million in restructuring and facility consolidation costs versus $0.2 million last year. For the nine months ended September 30, 2016 and 2015, the Company incurred restructuring and facility consolidation costs of approximately $12.9 million and $0.5 million, respectively. See Note 3 of the Condensed Consolidated Financial Statements for additional information on the restructuring activity of the Company.

The acquisition, integration, and related costs line represents costs associated with completed and potential acquisitions. Costs incurred in the first nine months of 2016 primarily related to the acquisition of the Private Brands Business, which was completed on February 1, 2016, while costs incurred in the first nine months of 2015 primarily related to the Flagstone and Protenergy acquisitions, which were completed in 2014. Costs associated with integrating the businesses into the Company’s operations are also included in this line.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency losses of $1.4 million in the third quarter of 2016 versus losses of $8.5 million in the prior year to re-measure the loans at quarter end. For the nine months ended September 30, 2016 and 2015, the Company incurred foreign currency gains of $5.2 million and losses of $16.9 million, respectively. These charges are non-cash and the loans are eliminated in consolidation.

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

Adjusted Net Income and Adjusted EBITDA, Adjusting for Certain Items Affecting Comparability

Adjusted net income represents GAAP net income as reported in the Condensed Consolidated Statements of Income adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted earnings per share section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted EPS metric outlined above.

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

The following table reconciles the Company’s net income as presented in the Condensed Consolidated Statements of Income, the relevant GAAP measure, to Adjusted net income and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited in thousands)
Net income per GAAP	$37,174	$28,441	$49,476	$77,655

Product recall costs (1)	115	—	15,344	—
Foreign currency loss (gain) on re-measurement of intercompany notes (2)	1,408	8,508	(5,213)	16,850
Mark-to-market adjustments (3)	(6,831)	2,017	(3,861)	(378)
Acquisition, integration, and related costs (4)	4,497	3,003	50,586	4,991
Restructuring/facility consolidation costs (5)	5,877	154	12,901	504
Less: Taxes on adjusting items	(1,943)	(4,429)	(22,171)	(7,346)

Adjusted net income	$40,297	$37,694	$97,062	$92,276

Interest expense	30,749	10,914	87,955	33,978
Interest income	(108)	(265)	(3,569)	(2,228)
Income taxes	15,434	11,834	20,527	36,208
Depreciation and amortization (6)	72,965	30,165	203,289	91,847
Stock-based compensation expense (7)	8,188	5,040	22,180	15,503
Add: Taxes on adjusting items	1,943	4,429	22,171	7,346

Adjusted EBITDA	$169,468	$99,811	$449,615	$274,930

			Three Months Ended		Nine Months Ended
		Location in Condensed	September 30,		September 30,
		Consolidated Statements of Income	2016	2015	2016	2015
			(unaudited in thousands)
(1)	Product recall costs	Net sales	$(96)	$—	$9,845	$—
		Cost of sales	$211	$—	$5,499	$—

(2)	Foreign currency loss (gain) on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	$1,408	$8,508	$(5,213)	$16,850

(3)	Mark-to-market adjustments	Other (income) expense, net	$(6,831)	$2,017	$(3,861)	$(378)

(4)	Acquisition, integration, and related costs	General and administrative	$4,468	$2,962	$42,041	$4,223
		Cost of sales	$—	$41	$8,416	$698
		Other (income) expense, net	$29	$—	$129	$29
		Selling and distribution	$—	$—	$—	$41

(5)	Restructuring/facility consolidation costs	Other operating expense, net	$4,889	$154	$8,972	$504
		Cost of sales	$988	$—	$3,929	$—

(6)	Depreciation and amortization included in restructuring/facility consolidation costs	Cost of sales	$2,342	$—	$4,844	$—
		General and administrative	$—	$—	$—	$85

(7)	Stock-based compensation expense included in acquisition, integration, and related costs	General and administrative	$272	$—	$604	$—

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies in the nine months ended September 30, 2016.

As discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015, the Company evaluates goodwill for impairment annually in the fourth quarter. The Company’s analysis uses both a market and income approach, with each method given equal weighting, and key assumptions include growth and discount rates, margins, and the weighted average cost of capital. Historical performance and management estimates of future performance are used to determine margins and growth rates. Discount rates vary by reporting unit, with the weighted average of all discount rates approximating the Company’s total discount rate. Weighted average cost of capital is determined based on a review and assessment of market and capital structure assumptions. The goodwill impairment analysis as of December 31, 2015 did not result in impairment for any reporting unit.

The estimated fair value of the North American Retail Grocery – Flagstone reporting unit exceeded its carrying value by approximately 10% as of December 31, 2015, and the reporting unit (with allocated goodwill of $511.3 million) may not pass step one of future goodwill impairment analyses. The Company’s annual impairment analyses have assumed increasing cash flows over the next several years, based on anticipated sales growth and improved profitability. Although the reporting unit has not achieved the forecasted results for the nine months ended September 30, 2016, the Company’s long-term outlook remains consistent with the previous forecast. If the reporting unit does not achieve forecasted results in future periods or if other key assumptions change, the estimated fair value of the reporting unit could decline, which may result in a material impairment in a subsequent period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of September 30, 2016, the Company was party to the Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%. The Company was also party to Term Loan A, Term Loan A-1, and Term Loan A-2. Interest rates for the Term Loans are based on the Company’s consolidated leverage ratio and determined as follows: by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%.

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

We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of September 30, 2016. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Amended and Restated Credit Agreement, which is tied to variable market rates. Based on our outstanding debt balance of $1,763.6 million under the Amended and Restated Credit Agreement at September 30, 2016, and excluding the impact of the $500 million in interest rate swap agreements that are not effective until 2017, each 1% rise in our interest rate would increase our annual interest expense by approximately $17.6 million.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the third quarter of 2016 to the third quarter of 2015, price increases in corn sweeteners and glass were offset by price decreases in soybean oil, dairy, cucumbers, coffee, plastics, and diesel. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

We use a significant volume of fruits, vegetables, and nuts in our operations as raw materials. Certain of these inputs are purchased under seasonal grower contracts with a variety of growers strategically located to supply our production facilities. Bad weather or disease in a particular growing area can damage or destroy the crop in that area. If we are unable to buy the inputs from local suppliers, we would purchase them from more distant locations, including other locations within the United States, Mexico, or India, thereby increasing our raw material costs. When entering into contracts for input costs, the Company generally seeks contract lengths between nine and twelve months.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the (Gain) loss on foreign currency exchange line of the Condensed Consolidated Statements of Income where the Company recognized a gain of $5.9 million and a loss of $18.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements. For the nine months ended September 30, 2016 and 2015, the Company recognized translation gains of $21.6 million and losses of $40.5 million, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of September 30, 2016, the Company had $37.5 million of U.S. dollar foreign currency contracts outstanding.

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

As of September 30, 2016, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective. We have excluded the Private Brands Business from our evaluation of disclosure controls and procedures as of September 30, 2016 to the extent subsumed by internal control over financial reporting because the Private Brands Business was acquired by the Company on February 1, 2016. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting at the Private Brands Business. The net sales and total assets of the Private Brands Business represented approximately 47.2% and 45.6%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the nine months ended September 30, 2016.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and of cash flows for the nine month periods then ended. This interim financial information is the responsibility of the Company’s management.

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

November 3, 2016

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

November 3, 2016