Form 10-K
period 2016-12-31
TreeHouse Foods, Inc.
filed 2017-02-16
CIK 1320695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2016, based on the $102.65 per share closing price on the New York Stock Exchange on such date, was approximately $5,711,079,232. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of January 31, 2017 was 56,798,363.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 27, 2017 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate”, “project”, “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer consolidation; raw material and commodity costs; competition; integration of the Private Brands acquisition and our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; and labor strikes or work stoppages and other risks that are described Part I, Item 1A — Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that such statements are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

TreeHouse is a Delaware corporation incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders, which was completed on June 27, 2005. Since the Company began operating as an independent entity, it has expanded its product offerings through a number of acquisitions:

•	On April 24, 2006, the Company acquired the private label soup and infant feeding business from Del Monte Corporation.

•	On May 31, 2007, the Company acquired VDW Acquisition, Ltd. (“San Antonio Farms”), a manufacturer of Mexican sauces.

•	On October 15, 2007, the Company acquired the assets of E.D. Smith Income Fund (“E.D. Smith”), a manufacturer of salad dressings, jams, and various sauces.

•	On March 2, 2010, the Company acquired Sturm Foods, Inc. (“Sturm”), a manufacturer of hot cereals and powdered drink mixes.

•	On October 28, 2010, the Company acquired S.T. Specialty Foods, Inc. (“S.T. Foods”), a manufacturer of dry dinners, which include macaroni and cheese and skillet dinners.

•	On April 13, 2012, the Company acquired substantially all of the assets of Naturally Fresh, Inc. (“Naturally Fresh”), a manufacturer of refrigerated dressings, sauces, marinades, dips, and other specialty items.

•	On July 1, 2013, the Company acquired Cains Foods, L.P. (“Cains”), a manufacturer of shelf stable mayonnaise, dressings, and sauces.

•	On October 8, 2013, the Company acquired Associated Brands Management Holdings Inc., Associated Brands Holdings Limited Partnership, Associated Brands GP Corporation, and 6726607 Canada Ltd. (collectively, “Associated Brands”), a manufacturer of powdered drinks, specialty teas, and sweeteners.

•	On May 30, 2014, the Company acquired all of the outstanding equity interests of PFF Capital Group, Inc. (“Protenergy”), a manufacturer of broths, soups, and gravies.

•	On July 29, 2014, the Company acquired Flagstone Foods (“Flagstone”), a manufacturer of snack nuts, trail mixes, dried fruit, snack mixes, and other wholesome snacks.

•	On February 1, 2016, the Company acquired all of the outstanding common stock of Ralcorp Holdings, Inc., the corporation through which the private brands business of ConAgra Foods, Inc. (“Private Brands Business”) was operated. The Private Brands Business is a leading manufacturer of private label refrigerated and shelf stable products in the bars, bakery, cereal, condiments, pasta, and snacks categories. Ralcorp Holdings, Inc. was renamed TreeHouse Private Brands, Inc. during the first quarter of 2016.

We are a consumer packaged food and beverage manufacturer operating 54 manufacturing facilities across the United States, Canada, and Italy servicing retail grocery, food away from home, and industrial and export customers. We manufacture a variety of shelf stable, refrigerated, fresh, and frozen products. Our product categories include beverages; salad dressings; snack nuts; beverage enhancers; pickles; sauces; soup and infant feeding; cereals; pasta and dry dinners; cookies and crackers; retail bakery; aseptic products; jams; and other products. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories. Our strategy is to be the leading supplier of private label food and beverage products by providing the best balance of quality and cost to our customers. We manufacture and sell the following:

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels,

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators,

•	branded products under our own proprietary brands, primarily on a regional basis to retailers,

•	branded products under co-pack agreements to other major branded companies for their distributions, and

•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Our operating segments are North American Retail Grocery, Food Away From Home, and Industrial and Export. The key performance indicators of our segments are net sales dollars and direct operating income, which is gross profit less the cost of transporting products to customer locations, commissions paid to independent sales brokers, and direct selling and marketing expenses.

North American Retail Grocery — Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; sweeteners; condensed, ready to serve, and powdered soups, broths, and gravies; refrigerated and shelf stable salad dressings and sauces; mayonnaise; pickles and related products; Mexican, barbeque, and other sauces; table and flavored syrups; jams, preserves, jellies, and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; ready-to-eat and hot cereals; baking and mix powders; macaroni and cheese; pasta; skillet dinners; in-store bakery products; refrigerated dough; retail griddle waffles, pancakes and French toast; cookies, crackers, pretzels, pita chips, and candy; snack nuts, bars, trail mixes, cereal snack mixes, fruit snacks, dried fruit, and other wholesome snacks.

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

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22 to the Consolidated Financial Statements for financial information by segment.

We operate our business as Bay Valley Foods, LLC (“Bay Valley”), Sturm, S.T. Foods, Cains, Associated Brands, Inc. (“Associated Brands U.S.”), Protenergy Natural Foods, Inc. (“Protenergy U.S.”), Flagstone Foods

(“Flagstone”), TreeHouse Private Brands, Inc., American Italian Pasta Company, Nutcracker Brands, Inc., Linette Quality Chocolates, Inc., Ralcorp Frozen Bakery Products, Inc., Cottage Bakery, Inc., and The Carriage House Companies, Inc. in the United States, E.D. Smith, Associated Brands, Inc. (“Associated Brands Canada”), Protenergy Natural Foods Corporation (“Protenergy Canada”), BFG Canada Ltd., and Western Waffles Corp in Canada, and Pasta Lensi in Italy. Bay Valley is a Delaware limited liability company, and a 100% owned subsidiary of TreeHouse. All operating units are directly or indirectly 100% owned subsidiaries of Bay Valley.

Our Products

The following table presents the Company’s net sales by major products. In 2016, as a result of the acquisition of the Private Brands Business, the Company made the following changes to its product categories: (1) Snacks was renamed Snack nuts and now includes the bars, fruit snacks, and cereal snack mixes from the Private Brands Business, (2) Dry dinners was renamed Pasta and dry dinners and now includes the dry pasta from the Private Brands Business, (3) Mexican and other sauces was renamed Sauces and now includes the sauces from the Private Brands Business, (4) Cookies and crackers was added to include the crackers, cookies, pretzels, pita chips, and candy from the Private Brands Business, and (5) Retail bakery was added to include the in-store bakery products, refrigerated dough, frozen griddle products (pancakes, waffles, and French toast), frozen bread products (breads, rolls, and biscuits), dessert products (frozen cookies and frozen cookie dough), and dry bakery mixes from the Private Brands Business. These changes did not require prior period adjustments.

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)
Products
Snack nuts	$1,334,426	21.7%	$657,993	20.5%	$287,281	9.8%
Retail bakery	662,719	10.8	—	—	—	—
Cookies and crackers	607,855	9.8	—	—	—	—
Cereals	551,568	8.9	159,761	5.0	168,739	5.7
Pasta and dry dinners	543,811	8.8	123,600	3.9	139,285	4.7
Beverages	492,189	8.0	433,828	13.5	499,829	17.0
Salad dressings	376,318	6.1	351,577	11.0	361,859	12.3
Soup and infant feeding	372,749	6.0	381,444	11.9	351,917	11.9
Sauces	336,194	5.4	222,873	7.0	248,979	8.5
Pickles	318,066	5.2	316,176	9.9	302,621	10.3
Beverage enhancers	313,273	5.1	338,190	10.5	359,179	12.2
Jams	107,816	1.7	51,203	1.6	53,058	1.8
Aseptic products	101,384	1.6	107,723	3.4	102,635	3.5
Other products	56,720	0.9	62,037	1.8	70,720	2.3

Total net sales	$6,175,088	100.0%	$3,206,405	100.0%	$2,946,102	100.0%

Snack nuts. We produce snack nuts, bars, trail mixes, dried fruit, cereal and other snack mixes, fruit snacks, and other wholesome snacks. This category was added as a result of our Flagstone acquisition in July 2014, and expanded as a result of the acquisition of the Private Brands Business in February 2016. We believe we are the largest manufacturer of private label snack nuts and trail mixes in the United States and one of the largest manufacturers of private label snack bars in the United States, based on volume. These products are predominantly sold to grocery retailers. Snack nuts represented approximately 21.7% of our consolidated net sales in 2016.

Retail bakery. We produce frozen griddle products such as pancakes, waffles and French toast; frozen bread products such as breads, rolls and biscuits; dessert products such as frozen cookie and frozen cookie dough; and dry mixes for bakery foods. These products are sold to grocery retailers and foodservice customers. We believe we are the largest manufacturer of private label refrigerated dough and retail griddle items in the United States, based on volume. Retail bakery represented approximately 10.8% of our consolidated net sales in 2016.

Cookies and crackers. We produce cookies, crackers, pretzels, pita chips, and candy. These products are predominantly sold to grocery retailers. We believe we are one of the largest manufacturers of private label crackers in the United States, and the largest manufacturer of private label in-store bakery cookies and pretzels in the United States, based on volume. Cookies and crackers represented approximately 9.8% of our consolidated net sales in 2016.

Cereals. We produce a variety of ready-to-eat cereals as well as instant and cook-on-stove hot cereals, including oatmeal, farina, and grits in single-serve instant packets and microwaveable bowls. These products are sold primarily to grocery retailers. We believe we are the largest manufacturer of private label instant hot cereals in both the United States and Canada, and the largest manufacturer of private label ready-to-eat cereals in the United States, based on volume. Cereals represented approximately 8.9% of our consolidated net sales in 2016.

Pasta and dry dinners. We produce both private label and branded dry pasta, in various sizes and shapes, as well as private label macaroni and cheese, skillet dinners, and other value-added side dishes. These products are sold to grocery retailers, foodservice customers, and other food manufacturers that use pasta as an ingredient. We believe we are the largest manufacturer of private label dry pasta and macaroni and cheese dinners in the United States, based on volume. Pasta and dry dinners represented approximately 8.8% of our consolidated net sales in 2016.

Beverages. We produce a variety of powdered drink mixes, including lemonade, iced tea, energy, vitamin enhanced, and isotonic sports drinks. Also included in this category are specialty teas and our single serve beverages, which include our single serve hot beverages, such as filtered coffee, cappuccino, hot cocoa, and cider. These products are sold primarily to grocery retailers. We believe we are the largest manufacturer of private label powdered drink mixes in both the United States and Canada, based on volume. Beverages represented approximately 8.0% of our consolidated net sales in 2016.

Salad dressings. We produce pourable and spoonable, refrigerated and shelf stable salad dressings. Our salad dressings are sold primarily to grocery retailers throughout the United States and Canada, and encompass many flavor varieties. We believe we are the largest manufacturer of private label salad dressings in both the United States and Canada, based on volume. Salad dressings represented approximately 6.1% of our consolidated net sales in 2016.

Soup and infant feeding. Condensed, ready to serve, and powdered soup, as well as broth and gravy, are produced and packaged in various sizes and formats, including cans and cartons, from single serve to larger sized packages. We primarily produce private label products sold to grocery retailers. We believe we are the largest manufacturer of private label soup in the United States, based on volume. We co-pack conventional and organic infant feeding products for branded baby food companies in the Industrial and Export segment. In 2016, soup and infant feeding represented approximately 6.0% of our consolidated net sales, with the majority of the sales coming from soup sold through the retail channel.

Sauces. We produce a wide variety of Mexican and other sauces, including salsa, picante sauce, cheese dip, enchilada sauce, pasta sauces, barbeque sauces, taco sauce, and table and flavored syrups that we sell to grocery retailers and foodservice customers in the United States and Canada, as well as to industrial markets. We believe we are the largest manufacturer of private label salsa in the United States and one of the largest manufacturers of private label table syrup, flavored syrup, and barbeque sauce in the United States, based on volume. Sauces represented approximately 5.4% of our consolidated net sales in 2016.

Pickles. We produce pickles and a variety of related products, including peppers and pickled vegetables. We produce private label and regional branded offerings in the pickles category. These products are sold to grocery retailers, foodservice, co-pack, and industrial customers. We believe we are the largest producer of private label pickles in the United States, based on volume. Pickles and related products represented approximately 5.2% of our consolidated net sales in 2016.

Beverage enhancers. Beverage enhancers include non-dairy powdered creamer, refrigerated liquid non-dairy creamer, and sweeteners. Non-dairy powdered creamer is used as coffee creamer or whitener and as an ingredient in baking, hot and cold beverages, gravy mixes, and similar products. Product offerings in this category include both private label and branded products packaged for grocery retailers, foodservice products for use in coffee and beverage service, and other industrial applications, such as portion control, repackaging, and ingredient use by other food manufacturers. We believe we are the largest manufacturer of non-dairy powdered creamer in the United States, based on volume. Beverage enhancers represented approximately 5.1% of our consolidated net sales in 2016.

Jams. We produce jams, preserves, and jellies that are sold to grocery retailers and foodservice customers in the United States and Canada. We believe we are the largest manufacturer of private label jams in Canada, and one of the largest manufacturers of private label preserves and jellies in the United States, based on volume. Jams represented approximately 1.7% of our consolidated net sales in 2016.

Aseptic products. Aseptic products included in this category include cheese sauces and puddings. Aseptic products are processed under heat and pressure in a sterile production and packaging environment, creating a product that does not require refrigeration prior to use. These products are sold primarily to foodservice customers in cans and flexible packages. Aseptically produced soup and broth are included in the soup and infant feeding category. Aseptic products represented approximately 1.6% of our consolidated net sales in 2016.

Other Products. We produce a variety of other products, the majority of which include pie fillings, desserts, and baking products. These products are sold to grocery retailers, foodservice, co-pack, and industrial customers. Other products represented approximately 0.9% of our consolidated net sales in 2016.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22 to the Consolidated Financial Statements for financial information by segment.

Customers and Distribution

We sell our products through various distribution channels, including grocery retailers, foodservice distributors, and industrial and export, which includes food manufacturers and repackagers of foodservice products. We have an internal sales force that manages customer relationships and a broker network for sales to retail, foodservice, and export accounts. Industrial food products are generally sold directly to customers without the use of a broker. Most of our customers purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will.

Products are shipped from our production facilities directly to customers, or from warehouse distribution centers where products are consolidated for shipment to customers if an order includes products manufactured in more than one production facility or product category. We believe this consolidation of products enables us to improve customer service by offering our customers a single order, invoice, and shipment. Some customers also pick up their orders at our production facilities or distribution centers.

We sell our products to a diverse customer base, including the leading grocery retailers and foodservice operators in the United States and Canada, and also a variety of customers that purchase bulk products for industrial food applications. We currently supply more than 200 food retail customers in North America, including over 50 of the 75 largest food retailers, and more than 75 foodservice customers, including 50 of the 100 largest restaurant chains. A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2016, our ten largest customers accounted for approximately 57.7% of our consolidated net sales. For the years ended December 31, 2016, 2015 and 2014, our largest customer, Walmart Stores, Inc. and its affiliates, accounted for approximately 18.7%, 20.7%, and 18.8%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. Total trade receivables with Walmart Stores, Inc. and affiliates represented 18.6% and 21.9% of our total trade receivables as of December 31, 2016 and 2015, respectively. The Company had revenues from customers outside of the United States of approximately 8.7%, 11.9%, and 12.4% of total consolidated net sales in 2016, 2015, and 2014, respectively, with 6.9%, 10.8%, and 11.3% from Canada in 2016, 2015, and 2014, respectively. Sales are determined based on the customer destination where the products are shipped.

Backlog

We generally ship our products from inventory upon receipt of a customer order. In certain cases, we produce to order. Sales order backlog is not material to our business.

Competition

Our business faces intense competition from large branded manufacturers and highly competitive private label and foodservice manufacturers. In some instances, large branded companies presently manufacture, or in the past have manufactured, private label products. The industries in which we compete are expected to remain highly competitive for the foreseeable future. Our customers do not typically commit to buy predetermined amounts of products, and many retailers utilize bidding procedures to select vendors.

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

Trademarks sold within the North American Retail Grocery segment include the following pickle brands, Farman’s®, Nalley®, Peter Piper®, and Steinfeld’s®. Also sold are trademarks related to sauces and syrups that include Bennett’s®, Hoffman House®, Roddenbery’s Northwoods®, and San Antonio Farms®. Non-dairy powdered creamer is sold under our proprietary Cremora® trademark, and non-dairy refrigerated liquid creamer is sold under the Mocha Mix® trademark. Single serve hot beverages are sold under the Caza Trail® and Grove Square® trademarks. Snack nuts and trail mixes are sold under the Ann’s House of Nuts®, Amport®, and Goodfields® trademarks. Dry pasta is sold under the Golden Grain®, Anthony’s®, Luxury®, Ronco®, Mueller’s®, and Pennsylvania Dutch® trademarks. In-store bakery products are sold under the Lofthouse® trademark. Other refrigerated products are sold under the Second Nature® trademark, and our jams and other sauces are sold under the E.D. Smith® and Habitant® trademarks. Branded oatmeal is sold under the McCann’s® trademark. Certain refrigerated dressings and sauces are sold under the Naturally Fresh® trademark. Additionally, certain mayonnaise, dressings, and sauces are sold under the Cains® and Olde Cape Cod® trademarks. Knox® gelatin and J-Cloth® cleaning cloths are products using these trademarks sold in Canada.

Trademarks used in our Food Away From Home segment include Schwartz®, Saucemaker®, Naturally Fresh®, and Cains®.

Seasonality

In the aggregate, our sales are slightly weighted toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, hot cereal, saltine and entertainment crackers, in-store bakery items, refrigerated dough products, and certain pasta products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of soup and snack nuts are generally higher in the fourth quarter. Warmer weather products such as dressings, pickles, and condiments typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the seasonality of our sales.

Foreign Operations and Geographic Information

Foreign sales information is set forth in Note 22 to the Consolidated Financial Statements.

Raw Materials and Supplies

Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include soybean oil, corn and corn syrup, nuts (cashews, peanuts, pecans, and almonds), palm oil, coconut oil, wheat (including durum wheat), sugar, tomatoes, oats, rice, casein, cheese, eggs, non-fat dry milk, cocoa, coffee, tea, cucumbers, peppers, processed meats, and fruit. These ingredients are generally purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, fuel prices, energy costs, labor disputes, transportation delays, political unrest, industry, general U.S., and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass, plastic, corrugated containers, linerboard cartons, metal closures, metal cans, and composite cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

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

Research and Development

Research and development includes a variety of activities such as formula and recipe development, sample preparation, plant trials, ingredient evaluations, packaging material assessments and approvals, and other technology development and appraisals. These activities are focused on new product development, improvement of existing products, and packaging. Activities are conducted at centralized research and development facilities as well as most manufacturing facilities. Research and development expense totaled $29.6 million, $14.3 million, and $12.8 million in 2016, 2015, and 2014, respectively, and is included in the General and administrative line of the Consolidated Statements of Operations.

Employees

As of December 31, 2016, our work force consisted of approximately 16,027 full-time employees, with 13,896 in the United States, 2,022 in Canada, and 109 in Italy.

Available Information

We make available, free of charge, through the “Investor Relations—SEC Filings” link on our Internet website at www.treehousefoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use our Internet website, through the “Investor Relations” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We are not, however, including the information contained on our website, or information that may be accessed through links to our website, as part of, or incorporating such information by reference into, this Form 10-K. Copies of any materials the Company files with the SEC can be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330.

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

The cost of compliance with national and international laws does not have, and is not expected to have, a material financial impact on our capital expenditures, earnings, or competitive position.

Executive Officers as of February 16, 2017

Sam K. Reed	70	Chairman of the Board of Directors and Chief Executive Officer. Mr. Reed has served as the Chief Executive Officer since January 2005.
Matthew J. Foulston	52	Executive Vice President, Chief Financial Officer since December 2016.
Dennis F. Riordan	59	President since November 2016. Mr. Riordan previously served as the Chief Financial Officer from January 2006 through November 2016.
Thomas E. O’Neill	61	Executive Vice President since July 2011. General Counsel, Chief Administrative Officer and Corporate Secretary since January 2005.
Lori G. Roberts	56	Senior Vice President, Human Resources since July 2015.
Erik T. Kahler	51	Senior Vice President, Corporate Development since October 2006.
Rachel R. Bishop	43	Senior Vice President, Chief Strategy Officer since May 2014.

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.

Our indebtedness and our ability to service our debt could adversely affect our business and financial condition.

As of December 31, 2016, we had $2,824.5 million of outstanding indebtedness, excluding $33.3 million of unamortized deferred financing costs, which included $170.0 million outstanding under our $900 million Revolving Credit Facility that matures February 1, 2021, a $288.0 million senior secured term loan (“Term Loan A”) maturing on February 1, 2021, a $180.0 million senior secured term loan (“Term Loan A-1”) maturing on February 1, 2021, a $1,005.8 senior secured term loan (“Term Loan A-2”) maturing on February 1, 2021, $400.0 million of 4.875% notes due March 15, 2022 (the “2022 Notes”), $775.0 million of 6.0% notes due February 15, 2024 (the “2024 Notes”), and $5.7 million of tax increment financing, capital lease obligations, and other debt. The Revolving Credit Facility and the Term Loans are known collectively as the “Amended and Restated Credit Agreement.” If new debt is added to our current debt levels, the risks described herein would increase. The degree to which we are leveraged could have adverse consequences to us, limiting management’s choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

Disruptions in the financial markets could impair our ability to fund our operations or limit our ability to expand our business.

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

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.

The terms of the agreements governing our indebtedness may restrict our current and future operations.

The agreements governing our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to: incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions or repurchase or redeem our capital stock; prepay, redeem, or repurchase certain subordinated debt; issue certain preferred stock or similar equity securities; make loans and investments; sell assets; incur liens; enter into transactions with affiliates; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets.

In addition, our Amended and Restated Credit Agreement requires us to maintain a total secured net leverage ratio and a minimum interest coverage ratio tested on a quarterly basis. Our ability to meet these financial covenants can be affected by events beyond our control, and we may be unable to meet the respective ratios.

A breach of the covenants or restrictions under the agreements governing our indebtedness could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross default provision applies. In addition, an event of default under the credit agreement may permit our lenders to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under our credit facilities, the lenders under each facility could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, substantial indebtedness and credit ratings could materially adversely affect the availability and terms of our financing.

Increases in interest rates may negatively affect earnings.

As of December 31, 2016, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $1,643.8 million, based on the outstanding debt balance of our Amended and Restated Credit Agreement. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could materially reduce our profitability and cash flows. In June 2016, we entered into $500 million of long-term interest rate swap agreements to lock into a fixed LIBOR rate base, beginning on January 31, 2017 and ending on February 28, 2020. In December 2016, the U.S. Federal Reserve announced a modest increase in interest rates (25 basis points), and signaled that it would gradually raise short-term interest rates throughout 2017. As of December 31, 2016, each one percentage point change in interest rates would result in an approximate $16.4 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, excluding the impact of the $500 million in interest rate swap agreements that are effective in 2017.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates. The Company’s foreign subsidiaries purchase various inputs that are based in U.S. dollars, accordingly, the profitability of the foreign subsidiaries are subject to foreign currency transaction gains and losses that affect earnings. We manage the impact of foreign currency fluctuations related to raw material purchases using foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiaries, which includes Canadian dollar denominated intercompany notes. We translate the Canadian and Italian assets, liabilities, revenues and expenses into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency earnings due to fluctuations in the values of the Canadian dollar and euro, which may negatively impact the Company’s results of operations and financial position.

As we are dependent upon a limited number of customers, the loss of a significant customer, or consolidation of our customer base, could adversely affect our operating results.

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2016, our ten largest customers accounted for approximately 57.7% of our consolidated net sales. For the years ended December 31, 2016, 2015 and 2014, our largest customer, Walmart Stores, Inc. and its affiliates, accounted for approximately 18.7%, 20.7%, and 18.8%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. These customers typically do not enter into written contracts, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations, and financial condition.

Further, over the past several years, the retail grocery and foodservice industries have experienced a consolidation trend, which has resulted in mass merchandisers and non-traditional grocers gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer large customers. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, or increased promotional programs. If we are unable to use our scale, product innovation, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted. Additionally, if the surviving entity of a consolidation or similar transaction is not a current customer of the Company, we may lose significant business once held with the acquired retailer.

Increases in input costs, such as ingredients, packaging materials, and fuel costs, could adversely affect earnings.

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. While individual input cost changes varied throughout the year, with certain costs increasing and others decreasing, input costs were largely favorable in 2016 compared to 2015. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

We face competition across our product lines from other companies that have varying abilities to withstand changes in market conditions. Some of our competitors have substantial financial, marketing, and other resources, and competition with them in our various business segments and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose sales, which could have a material adverse effect on our business and financial results. Category sales and growth could also be adversely impacted if we are not successful in introducing new products.

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

We may not be able to successfully integrate and manage the Private Brands Business.

We acquired the Private Brands Business on February 1, 2016. As a result of this acquisition, the size of our business increased significantly. Our future success depends, in part, on our ability to manage this expanded business as well as successfully integrate the Private Brands Business with our existing businesses. The integration process is complex, costly, and time-consuming. Any failure to manage our expanded business or to realize expected benefits of the acquisition could have an adverse effect on our financial condition, results of operations, or cash flows.

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

Acquisitions involve risks, including those associated with integrating the operations, financial reporting, disparate technologies, and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers, and strategic partners of acquired companies. We may not successfully integrate businesses or technologies we acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations due to, among other things, the incurrence of debt, one-time write-offs of goodwill, and amortization expenses of other intangible assets. In addition, future acquisitions could result in dilutive issuances of equity securities.

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

We may be subject to product liability claims for misbranded, adulterated, contaminated, or spoiled food products.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated, or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming, and may require management to spend time defending the claims rather than operating our business. A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals, product recalls, destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in a loss of confidence in our food products, which could have an adverse effect on our financial condition, results of operations, or cash flows.

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

In addition, on January 20, 2017, Donald J. Trump was inaugurated as the president of the United States. As a presidential candidate, President Trump expressed apprehension toward existing trade agreements, such as the North American Free Trade Agreement (“NAFTA”). Any changes to NAFTA could impact our Canadian operations. President Trump has also indicated an intention to request that Congress make significant changes to U.S. tax laws. Changes in U.S. political, regulatory and economic conditions or laws and policies governing U.S. tax laws and foreign trade in countries where we or our customers operate, in particular Canada and Italy, could adversely affect our operating results and our business.

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

We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin; Omaha, Nebraska; Downers Grove, Illinois; St. Louis, Missouri; Pittsburgh, Pennsylvania; St. Paul, Minnesota; and Winona, Ontario, Canada. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. The Company announced the planned closing of the City of Industry, California facility on November 18, 2015 and the planned closing of the Ripon, Wisconsin facility on May 24, 2016. The Ripon, Wisconsin facility was part of the acquisition of the Private Brands Business in February 2016. Both of these facilities were fully closed as of December 31, 2016. See Note 3 to the Consolidated Financial Statements for more information regarding these closures. The following chart lists the location and principal products produced (by segment) at our production facilities at December 31, 2016:

Facility Location (1)	Principal Products	Occupancy	Segment (2)
Atlanta, Georgia	Dressings, sauces, and dips	Owned	A, B
Ayer, Massachusetts (3)	Mayonnaise, dressings, and sauces	Owned	A, B
Azusa, California* (3)	Bars, fruit snacks	Leased	A, C
Battle Creek, Michigan* (4)	Ready-to-eat cereal	Owned	A, B, C
Brantford, Ontario, Canada*	Frozen griddle	Owned	A, B
Brooklyn Park, Minnesota	Macaroni and cheese and skillet dinners	Owned	A
Buckner, Kentucky*	Syrups, mayonnaise, preserves, jams, barbeque and other sauces	Owned	A, B, C
Cambridge, Maryland	Soups, broths, and gravies	Leased	A, C
Carollton, Texas*	Refrigerated dough	Owned	A, B
Cedar Rapids, Iowa*	Hot cereal	Owned	A, B, C
Chicago, Illinois	Refrigerated foodservice pickles	Owned	B
Columbia, South Carolina*	Dry pasta	Owned	A, B, C
Delta, British Columbia, Canada	Specialty tea	Leased	A, C
Delta, British Columbia, Canada* (3)	Frozen griddle	Leased	A, B
Dixon, Illinois	Aseptic cheese sauces, puddings, and gravies	Owned	B, C
Dothan, Alabama*	Snack nuts, trail mix	Leased	A
El Paso, Texas*	Snack nuts, trail mix	Leased	A
Excelsior Springs, Missouri*	Dry pasta	Owned	A, B, C
Faison, North Carolina	Pickles, peppers, relish, and syrup	Owned	A, B, C
Fara Gera d’Adda, Bergamo, Italy*	Dry pasta	Leased	A, B, C
Forest Park, Georgia*	Refrigerated dough	Owned	A, B
Fridley, Minnesota*	In-store bakery	Owned	A, B
Georgetown, Ontario, Canada*	Crackers	Owned	A, B, C
Green Bay, Wisconsin	Pickles, peppers, relish, and sauces	Owned	A, B, C
Hanover, Pennsylvania*	Pretzels	Owned	A, B, C
Kenosha, Wisconsin	Macaroni and cheese and skillet dinners	Owned	A
Kitchener, Ontario, Canada*	Crackers	Owned	A, C
Lakeville, Minnesota*	Bars, fruit snacks	Owned	A
Lancaster, Ohio*	Ready-to-eat cereal	Owned	A, B, C
Lancaster, Pennsylvania*	Pretzels	Owned	A, B, C
Lodi, California*	In-store bakery	Owned	A, B
Manawa, Wisconsin	Cereal and beverages	Owned	A, B, C
Medina, New York	Beverages, beverage enhancers, dry dinners, and dry soup	Owned	A, B, C

Facility Location (1)	Principal Products	Occupancy	Segment (2)
Milwaukee, Wisconsin*	Pita chips	Owned	A, B, C
Minneapolis, Minnesota	Snacks	Owned	A, C
New Hampton, Iowa	Non-dairy powdered creamer	Owned	C
North East, Pennsylvania	Salad dressings and mayonnaise	Owned	A, C
Ogden, Utah*	In-store bakery	Leased	A, B
Pecatonica, Illinois	Non-dairy powdered creamer	Owned	A, B, C
Pittsburgh, Pennsylvania	Soups, broths, gravies, and baby food	Owned	A, C
Plymouth, Indiana	Pickles, peppers, and relish	Owned	A, B, C
Princeton, Kentucky*	Crackers	Owned	A, B, C
Richmond Hill, Ontario, Canada	Soups, broths, and gravies	Leased	A, C
Robersonville, North Carolina	Snacks	Leased	A, C
San Antonio, Texas	Mexican sauces	Owned	A, B, C
South Beloit, Illinois*	Cookies	Owned	A, B
Sparks, Nevada*	Ready-to-eat cereal	Owned	A, B, C
Tolleson, Arizona*	Dry pasta	Owned	A, B, C
Tonawanda, New York*	Cookies	Owned	A, B
Verolanuova, Brescia, Italy*	Dry pasta	Owned	A, B, C
Visalia, California*	Pretzels	Owned	A, B, C
Wayland, Michigan	Non-dairy powdered creamer	Owned	A, C
Winona, Ontario, Canada	Jams, pie fillings, and specialty sauces	Owned	A, B, C
Womelsdorf, Pennsylvania*	Candy	Owned	A, C

(1)	Facility locations marked with an asterisk (*) were part of the acquisition of the Private Brands Business in February 2016.

(2) Segments:	A. North American Retail Grocery
B. Food Away From Home
C. Industrial and Export

(3)	During 2016, the Company announced the planned closure of these facilities. See Note 3 to the Consolidated Financial Statements for more information regarding these closures.
(4)	On November 3, 2016, the Company announced the planned downsizing of this facility. See Note 3 to the Consolidated Financial Statements for more information.

Item 3.	Legal Proceedings

On November 16, 2016, a purported TreeHouse shareholder filed a putative class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. This complaint, purportedly brought on behalf of all purchasers of TreeHouse common stock from February 1, 2016 through and including November 2, 2016, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers. This complaint, like Wells, is purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.

All three complaints make substantially similar allegations. Specifically, the complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company’s business, operations, and future prospects; and (ii) failed to disclose that (a) the Company’s private label business was underperforming; (b) the Company’s acquisition strategy was underperforming; (c) the Company had overstated its full-year 2016 guidance; and (d) TreeHouse’s statements lacked reasonable basis. The complaints allege that these actions artificially inflated the market price of TreeHouse common stock during the class period, thus purportedly harming investors. We believe that these claims are without merit and intend to defend against them vigorously.

In addition, we are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material effect on the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “THS.” The high and low sales prices of our common stock as quoted on the NYSE for each quarter of 2016 and 2015 are provided in the table below:

	2016		2015
	High	Low	High	Low
First Quarter	$87.03	$66.30	$92.92	$78.38
Second Quarter	102.87	85.01	88.23	69.01
Third Quarter	104.53	85.05	84.10	72.63
Fourth Quarter	89.08	62.64	90.31	76.25

On January 31, 2017, there were 2,605 shareholders of record of our common stock.

We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our board of directors (“Board of Directors”).

The Company did not purchase any shares of its common stock in either 2016 or 2015.

Performance Graph

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2011 through December 31, 2016. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P MidCap 400 Index, Russell 2000 Index, and the Peer Group Index. Our Current Peer Group includes the following companies based on the similar nature of their business to ours: General Mills, Inc.; Kellogg Co.; ConAgra Foods, Inc.; Post Holdings, Inc.; Campbell Soup Co.; McCormick & Co., Inc.; JM Smucker Co.; Cott Corp.; Lancaster Colony Corp.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; Snyder’s-Lance, Inc.; J&J Snack Foods Corp.; B&G Foods, Inc.; Farmer Bros. Co.; Dean Foods; and Pinnacle Foods, Inc. The graph assumes an investment of $100 on December 31, 2011 in each of TreeHouse Foods’ common stock, the stocks comprising the S&P MidCap 400 Index, Russell 2000 Index, and the Peer Group Index.

Comparison of Cumulative Total Return of $100 among TreeHouse Foods, Inc., S&P MidCap 400 Index,

Russell 2000 Index, and the Peer Group Index

	Base Period 12/31/11	INDEXED RETURNS Years Ending
Company Name/Index		12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
TreeHouse Foods, Inc.	100	79.73	105.41	130.82	120.01	110.42
S&P MidCap 400 Index	100	117.88	157.37	172.74	168.98	204.03
Russell 2000 Index	100	116.35	161.52	169.43	161.95	196.45
Peer Group	100	113.77	139.26	151.63	174.39	196.43

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2016:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(In thousands)				(In thousands)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2,955	(1)	$64.77	(2)	2,273
Equity compensation plans not approved by security holders:
None	—		—		—

Total	2,955		$64.77		2,273

(1)	Includes 0.6 million restricted stock units and 0.2 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)	Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

Item 6.	Selected Financial Data

The following table provides selected financial data as of and for each of the five years in the period ended December 31, 2016. The selected financial data should be read in conjunction with Item 7, and our Consolidated Financial Statements and related Notes.

	Year Ended December 31,
	2016 (4)	2015	2014 (3)	2013 (2)	2012 (1)
	(In thousands, except per share data)
Operating data:
Net sales	$6,175,088	$3,206,405	$2,946,102	$2,293,927	$2,182,125
Cost of sales	5,049,706	2,562,102	2,339,498	1,818,378	1,728,215

Gross profit	1,125,382	644,303	606,604	475,549	453,910
Operating expenses:
Selling and distribution	404,753	180,503	174,602	134,998	136,779
General and administrative	340,583	161,649	158,793	121,065	102,973
Amortization expense	109,872	60,598	52,634	35,375	33,546
Impairment of goodwill and other intangible assets	352,243	—	—	—	—
Other operating expense, net	14,723	1,817	2,421	5,947	3,785

Total operating expenses	1,222,174	404,567	388,450	297,385	277,083

Operating (loss) income	(96,792)	239,736	218,154	178,164	176,827
Other expense (income):
Interest expense	119,155	45,474	42,036	49,304	51,609
Interest income	(4,185)	(2,967)	(990)	(2,185)	(643)
(Gain) loss on foreign currency exchange	(5,645)	26,052	13,389	2,890	358
Loss on extinguishment of debt	—	—	22,019	—	—
Other (income) expense, net	(10,754)	(87)	5,130	3,245	1,294

Total other expense	98,571	68,472	81,584	53,254	52,618

(Loss) income before income taxes	(195,363)	171,264	136,570	124,910	124,209
Income taxes	33,231	56,354	46,690	37,922	35,846

Net (loss) income	$(228,594)	$114,910	$89,880	$86,988	$88,363

Net (loss) earnings per basic share	$(4.10)	$2.67	$2.28	$2.39	$2.44
Net (loss) earnings per diluted share	$(4.10)	$2.63	$2.23	$2.33	$2.38
Weighted average shares — basic	55,717	43,052	39,348	36,418	36,155
Weighted average shares — diluted	55,717	43,709	40,238	37,396	37,118
Other data:
Balance sheet data (at end of period):
Total assets	$6,545,822	$3,702,796	$3,858,322	$2,693,528	$2,510,873
Long-term debt, excluding current portion	2,724,760	1,221,741	1,437,749	934,676	892,483
Other long-term liabilities	202,385	71,615	67,572	40,058	49,027
Deferred income taxes	422,159	279,108	283,890	206,660	204,463
Total stockholders’ equity	2,503,324	1,854,859	1,759,257	1,273,118	1,179,255

(1)	The Company acquired Naturally Fresh in 2012.
(2)	The Company acquired Cains and Associated Brands in 2013.
(3)	The Company acquired Protenergy and Flagstone in 2014.
(4)	The Company acquired the Private Brands Business in 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a consumer packaged food and beverage manufacturer operating 54 facilities in the United States, Canada, and Italy that has a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories. We believe we are the largest manufacturer of private label snack nuts, trail mixes, refrigerated dough, retail griddle items, in-store bakery cookies, pretzels, soup, pickles, salsa, macaroni and cheese dinners, non-dairy powdered creamer, ready-to-eat cereals, and dry pasta in the United States, the largest manufacturer of private label powdered drink mixes, salad dressings, and instant hot cereals in both the United States and Canada, and the largest manufacturer of private label jams in Canada, based on volume. We also believe we are one of the largest manufacturers of private label crackers, snack bars, table syrup, flavored syrup, barbeque sauce, preserves, and jellies in the United States, based on volume.

We sell our products to the retail grocery, food away from home, and industrial and export channels. For the year ended December 31, 2016, sales to the retail grocery, foodservice, and industrial and export channels represented 82.3%, 8.9%, and 8.8%, respectively, of our consolidated net sales. A majority of our sales are private label products.

According to independent market research studies, private label grocery products have increased their market share in the United States from 13% in 1989 to approximately 18% in 2015 based on the most recent available data. Despite gains in market share, private label penetration in the United States remains below that of many other developed economies, including France (28%), Spain (40%), Germany (34%), the United Kingdom (42%), and Switzerland (44%) (market research estimates based on 2015 data). Over time, we expect private label market share in the United States will approach the levels currently present in Europe, but due to structural differences, we do not anticipate this in the short term. In 2016, based on available industry data, private label products sold in the retail grocery channel in the United States compete with branded products on the basis of equivalent quality at a lower price. These private label products comprise the following approximate market share percentages of all products in their respective categories:

Products:	Private label % market share
Trail mixes	55%
Baking nuts	38%
Syrup	32%
Snack nuts	31%
Non-dairy powdered creamer	30%
Dry pasta	28%
Hot cereals	22%
Frozen griddle	21%
Pickles and peppers	18%
Jams	18%
Single cup coffee	17%
Refrigerated dough	17%
Cookies	16%
Powdered drinks	15%
Salad dressings	15%
Pretzels	14%
Soup	13%
Mac and cheese	11%
Crackers	8%
Ready-to-eat cereal	8%

Our strategy is to be the leading supplier of private label food and beverage products by providing the best balance of quality and cost to our customers. We intend to grow our business and enhance profitability and customer relationships through the following strategic initiatives:

•	Expand partnerships with retailers. As grocery retailers become more demanding of their private label food product suppliers, they have come to expect strategic insight, product innovation, customer service, and logistical economies of scale similar to those of our branded competitors. To this end, we are continually developing, investing in, and expanding our private label food product offerings and capabilities in these areas. In addition to our low cost manufacturing, we have invested in research and development, product and packaging innovation, category management, information technology systems, and other capabilities. We believe that these investments enable us to provide a broad and growing array of private label food products that generally meet or exceed the value and quality of branded competitors that have comparable sales, marketing, innovation, and category management support. We believe that we are well positioned to expand our sales with grocery retailers given our differentiated capabilities, breadth of product offerings, and geographic reach.

•	Utilize our scale and innovation to meet customer needs. The U.S. retail food industry has continued to bifurcate from traditional food retailers (those who carry a full array of refrigerated, frozen, and shelf stable products) to specialty retailers who cater to consumers who migrate to either end of the value spectrum. These specialty retailers tend to focus on either value offerings for consumers looking for the maximum value of their food purchases, or catering to consumers looking for the highest quality ingredients, unique packaging, or products to satisfy particular dietary needs. Also impacting the food industry is a noticeable increase in consumers that are snacking more frequently and that seek “healthy” and “better for you” foods, that include items such as fresh or freshly prepared foods, natural, organic, or specialty foods. We offer a variety of innovative products and flavor profiles in a comprehensive offering of packaging formats that include natural, organic, and preservative free ingredients, that we believe meet the “good, better, and best” needs of both traditional grocers and specialty retailers.

•	Drive growth and profitability from our existing product portfolio. We believe we can drive organic growth from our existing product portfolio. Through insights gained from our portfolio strategy, we develop operating strategies that enable us to focus our resources and investments on products and categories that we believe offer the highest potential. Additionally, our analyses identify products and categories that lag the broader portfolio and require corrective action. We believe our portfolio strategy maximizes the full potential of all of our product offerings.

•	Leverage cross-selling opportunities across customers, sales channels, and geographies. We are a leading manufacturer of private label food products in the United States across many categories, as described above. However, we believe we still have significant potential for growth with grocery retailers and foodservice distributors that we currently serve in a limited manner, or that do not carry all of the products we offer. We believe that certain customers view our size and scale as an advantage over smaller private label food product producers, many of whom provide only a single category or service to a single customer or geography. Our ability to service customers across North America and across a wider spectrum of products and capabilities provides many opportunities for cross-selling to customers who seek to reduce the number of private label food product suppliers they utilize.

•

Growth through acquisitions. We believe we have the expertise and demonstrated ability to identify and integrate value-enhancing acquisitions. We selectively pursue acquisitions of complementary businesses that we believe are a compelling strategic fit with our existing operations and will increase shareholder value. Each potential acquisition is evaluated for merit utilizing a rigorous analysis that assesses targets for their market attractiveness, intrinsic value, and strategic fit. We believe our acquisitions have been successful and consistent with our strategy. Since we began operating as an independent company in 2005, our acquisitions have significantly added to our revenue base and allowed us to significantly diversify our product offerings. We attempt to maintain conservative financial policies when pursuing acquisitions and we believe that our proven integration strategies have resulted in deleveraging. By identifying targets that fit within our defined strategies, we believe we can continue to expand our product selection and continue our efforts to be the low-cost, high quality and innovative supplier of private label food products for our customers. In 2014, we completed the acquisitions of Protenergy and Flagstone for approximately $143 million and $855 million, respectively. On February 1, 2016, we completed the acquisition of the Private Brands Business from ConAgra Foods for approximately $2.7 billion.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the years ended December 31, 2016, 2015, and 2014. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.

From a macroeconomic perspective, the U.S economy showed continued variability. Unemployment continued its recent downward trend as the unemployment rate remained at 5.0% or below during 2016. In fact, the year ended with the lowest December unemployment rate since 2006. The financial markets experienced volatility during the year due to, but not limited to, an uncertain United States election cycle, Brexit, and interest rate uncertainty. However, this volatility yielded an overall upward trend in the markets from the beginning of the year as the Dow Jones Industrial Average, S&P 500, and NASDAQ indices finished the year with double-digit growth. After a slight decline early in the year, personal income (wages and salaries) continued on an overall upward trend throughout the year. In December, the U.S. Federal Reserve increased interest rates by 25 basis points due to their confidence in the strengthening U.S. economy. It is widely expected that the Federal Reserve will increase rates two or three additional times during 2017.

Consumer personal consumption spending in the U.S. continued on an overall upward trend during 2016, resulting in retail sales growth of nearly 3.3% compared to the prior year. Despite increased consumer spending in 2016, certain food expenditures continued to show contraction. For example, overall food volume in measured channels was approximately 1.1% lower in 2016 compared to 2015. Private label food volume fared slightly worse, experiencing a decline of 1.6% from the prior year in measured channels. From a pricing perspective, overall food pricing increased 0.9% compared to the prior year. This increase was realized entirely by branded food products as private label food products in measured channels showed a 0.5% reduction in pricing, reflective of lower commodity costs being passed along to consumers.

While overall volume growth continues to be a challenge, certain retail sectors are experiencing growth as consumers continue to snack, with a focus on “healthy” and “better for you” foods. “Healthy” and “better for you” foods include items such as fresh or freshly prepared foods, natural, organic, or specialty foods, most of which are located in the perimeter of the store. Recent data shows that these product offerings are expected to be the primary growth area for both branded and private label products, and that growth in private label is expected to drive the overall growth in these product categories. These trends are prompting companies to increase or adjust their offerings, while retaining their commitment to provide products at reasonable prices. In an effort to respond to shifting consumer demand, the Company offers an increasing variety of snacks, natural, and organic products.

For the year ended December 31, 2016, the Company’s net sales increased 92.6% from the same period last year, primarily due to additional sales from the February 2016 acquisition of the Private Brands Business. Overall, excluding the impact of the acquisition, the Company’s volume/mix increased 0.8% compared to last year. Volume/mix in North American Retail Grocery increased 2.9%, while volume/mix in Food Away from Home and Industrial and Export decreased 3.7% and 7.9%, respectively. Consistent with recent industry trends, the Company’s “better for you” and premium products continued to grow, posting increases in net sales during the year.

The Company believes it is on track with respect to the integration of the Private Brands Business. Most recently, the Company has had success in the implementation of SAP at a number of plants. The Company will continuously reassess its systems and processes and implement reorganization plans as necessary, as the integration of the Private Brands Business continues.

Total direct operating income, our measure of segment profitability, increased approximately 67.6% over the same period last year, primarily from the recent acquisition. Direct operating income is gross profit less the cost of transporting products to customer locations, commissions paid to independent sales brokers, and direct selling and marketing expenses. Despite the increase in total dollars, direct operating income as a percentage of net sales decreased 190 basis points from last year to 12.8%, resulting from a higher mix of lower margin sales from the recent acquisition. Before considering the acquisition, direct operating income as a percentage of net sales decreased 20 basis points from last year, as largely favorable input costs and sales mix were more than offset by the impact of lower pricing from competitive pressures, higher variable incentive compensation, and unfavorable foreign exchange.

Our financial results in 2016 were impacted by the following items: (1) the February 2016 acquisition of the Private Brands Business, (2) a total Company volume/mix increase of 0.8% despite continued competitive pressures, (3) higher operating costs resulting from the growth of the Company and higher variable incentive compensation, and (4) largely favorable input costs.

As compared to 2015, the average Canadian foreign exchange rate in 2016 was 3.7% weaker, impacting both net sales and profitability. The Company estimates that net sales were negatively impacted approximately 0.4% by foreign exchange rate fluctuations. To help mitigate further profitability erosion, the Company closely monitors the Canadian / U.S. dollar exchange rate and, at times, enters into foreign exchange contracts.

Recent Developments

Private Brands Business Acquisition

On February 1, 2016, the Company completed its acquisition of the Private Brands Business for approximately $2.7 billion, excluding transaction expenses and including working capital adjustments. The acquisition was funded by a public issuance of common stock, a private issuance of senior unsecured notes, and a new term loan, with the remaining balance funded by borrowings from the Company’s Revolving Credit Facility. The working capital adjustment was finalized on July 25, 2016, resulting in a payment of $4.2 million to ConAgra Foods, Inc. that is reflected as a purchase price adjustment in the Consolidated Financial Statements. See Note 4 to the Consolidated Financial Statements for more information regarding the acquisition of the Private Brands Business.

On January 26, 2016, the Company issued 13,269,230 of its shares pursuant to a public offering, resulting in gross proceeds to the Company of $862.5 million. Net cash from the offering, after considering issuance costs, was approximately $835.1 million. The net proceeds from the offering were used to fund a portion of the acquisition price of the Private Brands Business.

On January 29, 2016, the Company completed an exempt offering under Rule 144A and Regulation S of the Securities Act of $775 million in aggregate principal amount of 6.0% senior unsecured notes (“2024 Notes”) due February 15, 2024. The net proceeds from the issuance of the 2024 Notes (approximately $760.7 million after deducting issuance costs) were used to fund a portion of the acquisition price of the Private Brands Business. Interest on the 2024 Notes will be paid on February 15th and August 15th of each year. The payments began on August 15, 2016.

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

Plant Closures

On November 3, 2016, the Company announced its intention to close a facility in Delta, British Columbia and to reduce its manufacturing footprint in Battle Creek, Michigan. The decision follows an analysis of the Company’s plant network to align operations with the current and future needs of its customers and eliminate excess manufacturing capacity. Both facilities were part of the Company’s acquisition of the Private Brands Business in February 2016. The Company operates two facilities in Delta, and this announcement only affects the frozen griddle facility. End of production at Delta is expected to occur in the fourth quarter of 2017 while full facility closure is expected to occur in the first quarter of 2018. The downsizing of the Battle Creek facility will take place over a 15 month period beginning in January 2017. Total costs to close the Delta facility and downsize Battle Creek are expected to be approximately $15.6 million, an increase of approximately $0.9 million since the initial announcement, as the Company revised its estimates. The Company expects approximately $6.5 million of the closure costs to be in cash. Components of the charges include non-cash asset write-offs of approximately $9.1 million, employee-related costs of approximately $4.3 million, and other closure costs of approximately $2.2 million.

On May 24, 2016, the Company announced its intention to close its Azusa, California and Ripon, Wisconsin facilities. The decision to close the facilities followed an analysis of the Company’s plant network to align operations with current and future needs of its customers and eliminate excess manufacturing capacity. Both facilities were part of the Company’s acquisition of the Private Brands Business in February 2016. Full facility closure and the end of production at Azusa is expected to occur in the second quarter of 2017. Full facility closure and the end of production at Ripon occurred during the fourth quarter of 2016. Total costs to close the facilities are expected to be approximately $17.5 million, an increase of approximately $0.5 million since the initial announcement, as the Company revised its estimates. The Company expects approximately $14.7 million of the closure costs to be in cash. Components of the charges include non-cash asset write-offs of approximately $2.8 million, employee-related costs of approximately $4.5 million, and other closure costs of approximately $10.2 million.

On April 5, 2016, the Company announced its intention to close its Ayer, Massachusetts facility. The decision to close the facility was the result of an ongoing manufacturing network analysis by the Company to maintain competitive costs, service levels, and product quality. Production is expected to cease in the first quarter of 2017 with full closure of the facility expected to occur in the third quarter of 2017. Total costs to close the facility are expected to be approximately $8.2 million, an increase of approximately $1.7 million since the initial announcement, as the Company revised its estimates. The Company expects approximately $5.5 million of the closure costs to be in cash. Components of the charges include non-cash asset write-offs of approximately $2.7 million, employee-related costs of approximately $2.6 million, and other closure costs of approximately $2.9 million.

Product Recall

On May 3, 2016, the Company announced the voluntary recall of products that may be impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono). The recall was expanded on May 19, 2016 and again on June 2, 2016. Product was distributed nationwide through retail stores, and no illnesses have been reported to date. Based on available information, the Company has incurred $15.6 million in charges for the recall for the year ended December 31, 2016, and is unable to determine the full cost at this time. The Company is seeking full indemnification for all recoverable costs associated with the recall. Other product recalls announced during the year were not significant.

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

Change in Organizational Structure

In the first quarter of 2017, the Company completed changes in our organizational structure to better position the Company for success. These changes are strategic in nature with a focus to better align and utilize the resources of our much larger Company as a result of the acquisition of the Private Brands Business. Due to this organizational change, we will also change our reportable segments to align with the way the business is managed. Beginning with the first quarter of 2017, the Company expects to have the following five reportable segments: Baked Goods, Beverages, Condiments, Meals, and Snacks. This change is expected to align the Company’s reportable segments with the way the business is structured and managed.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2016 (2)		2015		2014 (1)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
			(Dollars in thousands)
Net sales	$6,175,088	100.0%	$3,206,405	100.0%	$2,946,102	100.0%
Cost of sales	5,049,706	81.8	2,562,102	79.9	2,339,498	79.4

Gross profit	1,125,382	18.2	644,303	20.1	606,604	20.6
Operating expenses:
Selling and distribution	404,753	6.6	180,503	5.6	174,602	5.9
General and administrative	340,583	5.5	161,649	5.0	158,793	5.4
Amortization expense	109,872	1.8	60,598	1.9	52,634	1.8
Impairment of goodwill and other intangible assets	352,243	5.7	—	—	—	—
Other operating expense, net	14,723	0.2	1,817	0.1	2,421	0.1

Total operating expenses	1,222,174	19.8	404,567	12.6	388,450	13.2

Operating (loss) income	(96,792)	(1.6)	239,736	7.5	218,154	7.4
Other expense (income):
Interest expense	119,155	1.9	45,474	1.5	42,036	1.4
Interest income	(4,185)	(0.1)	(2,967)	(0.1)	(990)	—
(Gain) loss on foreign currency exchange	(5,645)	(0.1)	26,052	0.8	13,389	0.5
Loss on extinguishment of debt	—	—	—	—	22,019	0.7
Other (income) expense, net	(10,754)	(0.2)	(87)	—	5,130	0.2

Total other expense	98,571	1.5	68,472	2.2	81,584	2.8

(Loss) income before income taxes	(195,363)	(3.1)	171,264	5.3	136,570	4.6
Income taxes	33,231	0.6	56,354	1.7	46,690	1.5

Net (loss) income	$(228,594)	(3.7)%	$114,910	3.6%	$89,880	3.1%

(1)	The Company acquired Protenergy and Flagstone in 2014.
(2)	The Company acquired the Private Brands Business in 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales — Net sales increased 92.6% to $6,175.1 million for the year ended December 31, 2016, compared to $3,206.4 million for the year ended December 31, 2015. Net sales are shown by segment in the following table:

	Consolidated Net Sales
	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2016	2015
	(Dollars in thousands)
North American Retail Grocery	$5,092,930	$2,437,768	$2,655,162	108.9%
Food Away From Home	546,655	370,360	176,295	47.6
Industrial and Export	545,425	398,277	147,148	36.9
Unallocated	(9,922)	—	(9,922)	—

Total	$6,175,088	$3,206,405	$2,968,683	92.6%

The increase was due to sales from the 2016 acquisition of the Private Brands Business and favorable volume/mix, partially offset by unfavorable pricing and foreign exchange. During the second quarter of 2016, the Company announced a recall of certain products that impacted net sales by $9.9 million, which was not allocated to the segments. The Company is seeking full indemnification for the amount.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of consolidated net sales increased to 81.8% in 2016 from 79.9% in the prior year. Contributing to the increase in cost of sales as a percentage of net sales was the impact of lower margin products from the recent acquisition, which accounts for approximately 110 basis points of the increase in cost of sales as a percentage of net sales. Included in cost of sales was approximately $8.4 million of acquisition and integration costs and $7.9 million of restructuring costs in 2016 compared to only $0.7 million of acquisition and integration costs and $3.0 million of restructuring costs in the prior year. Also contributing to the increase in cost of sales relative to net sales was the year-over-year impact of unfavorable foreign exchange, increased variable incentive compensation, and approximately $5.7 million of costs related to the product recall, which more than offset the impact of largely favorable input costs. The Company is seeking full indemnification for all recoverable costs associated with the recall.

Operating Costs and Expenses — Operating expenses increased to $1,222.2 million in 2016 compared to $404.6 million in 2015. The increase in 2016 resulted from the following:

Selling and distribution expenses increased $224.3 million, or 124.2%, in 2016 compared to 2015, primarily due to $227.6 million of incremental costs from the recent acquisition. Before considering the impact of the Private Brands Business, selling and distribution expenses were slightly favorable, as additional investments in the sales force and higher variable incentive compensation were more than offset by favorable freight rates.

General and administrative expenses increased $178.9 million in 2016 compared to 2015, of which $102.9 million pertained to continuing costs of the acquired business. Also contributing to the increase was $51.5 million of acquisition and integration costs in 2016 compared to $10.5 million in the prior year. The remaining increase of $35.0 million was due to approximately $16.5 million in higher incentive compensation as compared to the prior year, the general growth of the business, and duplicative costs as a result of the Private Brands Business. In the prior year, the Company reduced incentive compensation due to operating results.

Impairment of goodwill and other intangible assets was $352.2 million in 2016. No such impairments were recorded in 2015. See Note 8 to our Consolidated Financial Statements for additional information regarding these impairments.

Amortization expense increased $49.3 million in 2016 compared to 2015, primarily due to the amortization of intangible assets from the acquisition.

Other operating expense was $14.7 million in 2016 compared to $1.8 million in 2015. The increase was primarily due to higher costs associated with restructurings that were announced in recent quarters with respect to the Company’s closure of the City of Industry, California; Ayer, Massachusetts; Azusa, California; Delta, British Columbia (frozen griddle); and Ripon, Wisconsin facilities as well as the downsizing of the Battle Creek, Michigan facility. See Note 3 to our Consolidated Financial Statements for additional information regarding restructurings.

Interest Expense — Interest expense in 2016 was $119.2 million, an increase of $73.7 million from 2015, due to higher debt levels and higher interest rates from financing the acquisition.

Interest Income — Interest income of $4.2 million includes $2.2 million of interest income related to annual patronage refunds pertaining to Term Loan A. The patronage refund represents our participation in a capital plan related to our Term Loan A and is an annual payment based on a percentage of our average daily loan balance. The remaining $2.0 million in interest income pertains to cash held by our Canadian subsidiaries and gains on investments, as discussed in Note 5 to our Consolidated Financial Statements.

Foreign Currency — The Company’s foreign currency impact was a $5.6 million gain in 2016, compared to a loss of $26.1 million in 2015, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other (Income) Expense, net — Other income was $10.8 million in 2016, compared to income of $0.1 million in 2015. This balance was due to the non-cash mark-to-market adjustments on derivative contracts, primarily interest rate swap agreements and commodity contracts, offset by the write-off of the indemnification asset discussed below.

Income Taxes — Income tax expense was recorded at an effective rate of (17.0)% in 2016 compared to 32.9% in 2015. During 2016, the Company’s effective tax rate was favorably impacted by the reversal of $2.9 million of tax reserve assumed in prior acquisitions. The Company also recognized $2.9 million of non-operating expense for the write-off of the related indemnification assets, which is included in Other (income) expense, net. The Company also early adopted Accounting Standards Update (“ASU”) 2016-09, resulting in the recognition of $4.3 million of excess tax benefits related to share-based payments. See Note 2 to our Consolidated Financial Statements for additional information regarding the adoption of ASU 2016-09.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the benefits associated with the federal domestic production activities deduction, an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007, and goodwill impairment.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 — Results by Segment

North American Retail Grocery

	Year Ended December 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$5,092,930	100.0%	$2,437,768	100.0%
Cost of sales	4,117,653	80.9	1,952,580	80.1

Gross profit	975,277	19.1	485,188	19.9
Freight out and commissions	220,091	4.3	94,277	3.9
Direct selling and marketing	99,246	1.9	42,084	1.7

Direct operating income	$655,940	12.9%	$348,827	14.3%

Net sales in the North American Retail Grocery segment increased by $2,655.2 million, or 108.9%, for the year ended December 31, 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$2,437,768
Volume/mix	69,695	2.9%
Pricing	(25,405)	(1.1)
Acquisitions	2,622,643	107.6
Foreign currency	(11,771)	(0.5)

2016 Net sales	$5,092,930	108.9%

The increase in net sales from 2015 to 2016 resulted from the acquisition of the Private Brands Business and increased volume/mix, partially offset by unfavorable pricing and foreign exchange. During the year, the Company experienced volume/mix increases in single serve beverages (where the Company gained additional distribution), carton soup, and dressings that were partially offset by lower volume/mix in canned soup, non-dairy creamer, pickles, snacks, and hot cereals.

Cost of sales as a percentage of net sales increased 0.8% in 2016 compared to last year, as the impact of lower margin products from the Private Brands Business, higher variable incentive compensation, and unfavorable foreign exchange was partially offset by favorability from largely lower commodity costs and improved sales mix. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 0.6%.

Freight out and commissions paid to independent sales brokers were $220.1 million in 2016 compared to $94.3 million in 2015, an increase of $125.8 million. The acquisition of the Private Brands Business resulted in $132.6 million of incremental costs. Before considering the acquisition, costs were lower due to decreased freight costs.

Direct selling and marketing expenses were $99.2 million in 2016 and $42.1 million in 2015. The acquisition of the Private Brands Business added $50.3 million of costs. The remaining increase of $6.8 million is primarily due to additional investments in the sales force and the general growth of the business.

Food Away From Home

	Year Ended December 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$546,655	100.0%	$370,360	100.0%
Cost of sales	446,152	81.6	295,738	79.9

Gross profit	100,503	18.4	74,622	20.1
Freight out and commissions	19,601	3.6	14,318	3.8
Direct selling and marketing	10,723	2.0	8,247	2.2

Direct operating income	$70,179	12.8%	$52,057	14.1%

Net sales in the Food Away From Home segment increased by $176.3 million, or 47.6%, for the year ended December 31, 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$370,360
Volume/mix	(13,614)	(3.7)%
Pricing	(1,627)	(0.4)
Acquisitions	192,658	52.0
Foreign currency	(1,122)	(0.3)

2016 Net sales	$546,655	47.6%

Net sales increased in 2016 compared to 2015 primarily due to the acquisition of the Private Brands Business partially offset by unfavorable volume/mix, pricing, and foreign exchange. Volume/mix increases in Mexican sauces and hot cereals were more than offset by volume/mix reductions in dressings, aseptic products, and other sauces, resulting from competitive pressures.

Cost of sales as a percentage of net sales increased to 81.6% in 2016 from 79.9% in 2015 due to the impact of lower margin products from the Private Brands Business, unfavorable pricing, and unfavorable foreign exchange for the Canadian operations, partially offset by favorable input costs. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 1.9%.

Freight out and commissions paid to independent sales brokers increased by $5.3 million in 2016 compared to 2015, due to the acquisition. Before considering the impact of the acquisition, freight out and commissions would have been lower than the prior year due to lower freight rates.

Direct selling and marketing increased to $10.7 million in 2016 from $8.2 million in 2015, primarily due to the acquisition and additional investments in the sales force.

Industrial and Export

	Year Ended December 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in thousands)
Net sales	$545,425	100.0%	$398,277	100.0%
Cost of sales	461,326	84.6	313,614	78.7

Gross profit	84,099	15.4	84,663	21.3
Freight out and commissions	12,829	2.3	10,500	2.7
Direct selling and marketing	4,841	0.9	2,143	0.5

Direct operating income	$66,429	12.2%	$72,020	18.1%

Net sales in the Industrial and Export segment increased by $147.1 million, or 36.9%, for the year ended December 31, 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in thousands)
2015 Net sales	$398,277
Volume/mix	(31,102)	(7.9)%
Pricing	(1,443)	(0.4)
Acquisitions	180,686	45.4
Foreign currency	(993)	(0.2)

2016 Net sales	$545,425	36.9%

Net sales increased in 2016 compared to 2015 as the increase from the acquisition of the Private Brands Business was partially offset by unfavorable volume/mix, pricing, and foreign exchange. Volume/mix was lower due to competitive pressures, primarily in single serve beverages and soup and infant feeding products, partially offset by an increase in pickles.

Cost of sales as a percentage of net sales increased from 78.7% in 2015 to 84.6% in 2016, primarily due to the impact of lower margin products from the Private Brands Business and a shift in legacy mix to lower margin products resulting from competitive pressures, particularly in single serve beverages and infant feeding. The Company estimates the acquisition increased cost of sales as a percentage of net sales by approximately 4.2%.

Freight out and commissions paid to independent sales brokers were $12.8 million in 2016 and $10.5 million in 2015. The increase is primarily due to the impact of the acquisition. Freight out and commissions as a percentage of net sales decreased from the prior year due to lower freight rates.

Direct selling and marketing increased to $4.8 million in 2016 from $2.1 million in 2015, primarily due to the acquisition and additional investments in the sales force.

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

Known Trends and Uncertainties

The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We expect these costs to continue to be volatile with an overall long-term upward trend. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. Additionally, the Company expects to incur additional costs related to compliance with the Nutrition Labeling and Education Act in 2017 and 2018.

The U.S. retail food industry has continued to struggle with respect to volumes. For example, during 2016, overall retail food volume in measured channels contracted by approximately 1.1%, with branded and private label manufacturers experiencing contraction of 0.9% and 1.6%, respectively. This contraction is in contradiction to increased disposable income resulting from increased salaries and wages as well as lower oil and fuel prices. Recent data shows that food away from home outlets have shown positive same store growth trends, with quick serve restaurants improving faster than traditional restaurants. The Company expects that overall tonnage will continue to be challenged, with pockets of growth in areas such as “natural” or “better for you” products. This expectation is based on reports that indicate an increased focus on clean ingredients and labels, resulting in higher demand for “natural” or organic type products. For example, consumers appear to be more interested in foods described as being “better for you,” which include fresh or freshly prepared foods, and natural, organic, or specialty foods, most of which are located at the perimeter of the store. We believe we have the necessary resources available to address these trends and to continue to focus on consumer’s needs by developing new formulations, packaging, and sizes.

During 2016 and 2015, the U.S. dollar has been strong compared to the Canadian dollar, resulting in higher input costs for Canadian produced products, as many of the inputs are sourced in the United States. After a strengthening of the U.S. dollar versus the Canadian dollar on average throughout 2015 and 2016, the U.S. dollar began to weaken comparatively at the end of 2016. The Company believes the U.S. dollar may continue to weaken compared to the Canadian dollar in 2017, resulting in Canadian foreign exchange gains. The Company estimates the impact on input costs to be approximately $2 million for each one cent change in the exchange rate between the U.S. and Canadian dollar. In addition to higher input costs, the Company is impacted by the re-measurement of the Canadian dollar denominated intercompany loans and the translation of the Canadian dollar financial statements.

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

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. Over the last three years, the Company has generated $998.8 million in cash flow from operating activities due to strong earnings and by focusing on working capital management. If we need additional borrowings in the future, we believe that we have adequate availability under our Revolving Credit Facility. Approximately $680.9 million was available under the Revolving Credit Facility as of December 31, 2016. See Note 11 to our Consolidated Financial

Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

Cash flows from operating activities:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net (loss) income	$(228,594)	$114,910	$89,880
Depreciation and amortization	288,238	122,067	115,915
Impairment of goodwill and other intangible assets	352,243	—	—
Stock-based compensation	29,860	22,877	25,067
Deferred income taxes	(12,453)	(6,006)	8,101
Loss on extinguishment of debt	—	—	22,019
Changes in operating assets and liabilities, net of acquisitions	69,143	9,228	(57,017)
Other	(19,824)	27,571	25,585

Net cash provided by operating activities	$478,613	$290,647	$229,550

Our cash provided by operations was $478.6 million in 2016 compared to $290.6 million in 2015, an increase of $188.0 million, which is due, in part, to the acquisition of the Private Brands Business in February 2016. The following discussion describes the changes in cash from operating activities on a consolidated basis, including the operations of the Private Brands Business since the acquisition date. The increase in cash provided by operations is attributable to changes in working capital of $59.9 million as well as higher levels of non-cash expenditures for depreciation, amortization, and impairment of goodwill and other intangible assets as compared to the prior year, offsetting the lower net income, which resulted in an additional $174.9 million in cash flow.

Within working capital, receivables resulted in a use of $81.2 million of cash, as the seasonal decrease in receivables in the prior year outpaced the decrease this year. The change in receivables mirrored the sales trends experienced by the Company. Inventories provided approximately $54.3 million of working capital, primarily from the change in the Private Brands Business’s inventories since February 1, 2016. The inventory of the Private Brands Business decreased approximately $95.7 million since February 1, 2016 due to largely lower commodity costs, the seasonality of the business, and improved inventory management. Prepaid expenses and other assets resulted in a use of $32.6 million due to higher levels of prepaid taxes and software. Finally, accounts payable and accruals accounted for approximately $119.4 million of the increase, in part due to more efficient use of cash and higher levels of accounts payable and accrued payroll and benefits associated with the Private Brands Business (the Company did not assume payables for nine plants as of the acquisition date, but has been responsible for post-acquisition payables).

Cash provided by operating activities is used to pay down debt and fund investments in property, plant, and equipment.

Cash flows from investing activities:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Additions to property, plant, and equipment	$(175,231)	$(72,734)	$(88,575)
Additions to other intangible assets	(11,844)	(13,362)	(10,643)
Acquisitions, less cash acquired	(2,644,364)	—	(993,009)
Other	53	(225)	2,321

Net cash used in investing activities	$(2,831,386)	$(86,321)	$(1,089,906)

Cash used in investing activities increased by $2.7 billion in 2016 compared to 2015, due to the acquisition of the Private Brands Business in the first quarter of 2016.

We expect capital spending programs to be approximately $215 million in 2017. Capital spending in 2017 will focus on food safety, quality, productivity improvements, continued implementation of an Enterprise Resource Planning system, and routine equipment upgrades or replacements at our plants.

Cash flows from financing activities:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net borrowing (repayment) of debt	$1,576,977	$(215,262)	$511,805
Payment of deferred financing costs	(34,328)	(242)	(13,712)
Payment of debt premium for extinguishment of debt	—	—	(16,693)
Net proceeds from issuance of common stock	835,131	—	358,364
Equity award financing activities	(48)	1,834	27,832
Other	—	(215)	—

Net cash provided by (used in) financing activities	$2,377,732	$(213,885)	$867,596

Net cash provided by financing activities increased $2.6 billion in 2016 compared to 2015, as the Company funded the acquisition of the Private Brands Business primarily through the issuance of common stock, the 2024 Notes, and Term Loan A-2.

Other:

The Company contributed $3.8 million, $2.0 million, and $4.1 million in 2016, 2015, and 2014, respectively, to its pension plans, and expects to make contributions of approximately $1.0 million in 2017.

The earnings of our Canadian and Italian operations generate a portion of the Company’s cash. The Company asserts that these earnings are indefinitely reinvested in Canada and Italy and, accordingly, are not available to fund U.S. operating activities. As of December 31, 2016, there was $61.9 million of cash and cash equivalents held by our foreign subsidiaries that was not available to fund operations in the U.S. If the cash held by foreign subsidiaries was repatriated, the Company would need to accrue and pay taxes on the repatriated funds. These funds will be used for general corporate purposes by foreign subsidiaries, including capital projects and acquisitions. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our debt or working capital obligations.

Seasonality

In the aggregate, our sales are slightly weighted toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, hot cereal, saltine and entertainment crackers, in-store bakery items, refrigerated dough products, and certain pasta products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of soup and snack nuts are generally higher in the fourth quarter. Warmer weather products such as dressings, pickles, and condiments typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the seasonality of our sales.

Sources of Capital

	December 31,
	2016	2015
	(In thousands)
Revolving Credit Facility	$170,000	$353,000
Term Loan A	288,000	295,500
Term Loan A-1	180,000	190,000
Term Loan A-2	1,005,781	—
2022 Notes	400,000	400,000
2024 Notes	775,000	—
Tax increment financing and other debt	5,734	6,002

Total debt outstanding	2,824,515	1,244,502
Stockholders’ equity	2,503,324	1,854,859

Total capital resources	$5,327,839	$3,099,361

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

The Revolving Credit Facility and the Term Loans are known collectively as the “Amended and Restated Credit Agreement.” The Company is in compliance with all applicable covenants as of December 31, 2016. From an interest coverage ratio perspective, the Company’s ratio is nearly 105.0% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 32.4% below the maximum level. The Company’s average interest rate on debt outstanding under its Amended and Restated Credit Agreement for the year ended December 31, 2016 was 2.51%.

Revolving Credit Facility — As of December 31, 2016, $680.9 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility matures on February 1, 2021, as compared to a maturity date of May 6, 2019 under the Prior Credit Agreement. In addition, as of December 31, 2016, there were $49.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

Term Loan A — On May 6, 2014, the Company entered into a $300 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2021 under the Prior Credit Agreement. The interest rates applicable to Term Loan A are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of December 31, 2016, $288.0 million was outstanding under Term Loan A.

Term Loan A-1 — On July 29, 2014, the Company entered into a $200 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2019 under the Prior Credit Agreement. The interest rates applicable to Term Loan A-1 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of December 31, 2016, $180.0 million was outstanding under Term Loan A-1.

Term Loan A-2 — On February 1, 2016, the Company entered into a $1,025 million term loan pursuant to the Amended and Restated Credit Agreement. Term Loan A-2 matures on February 1, 2021. The interest rates applicable to Term Loan A-2 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis starting June 30, 2016. Term Loan A-2 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of December 31, 2016, $1,005.8 million was outstanding under Term Loan A-2.

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

2024 Notes — On January 29, 2016, the Company completed an exempt offering under Rule 144A and Regulation S of the Securities Act of $775 million in aggregate principal amount of 6.0% notes due February 15, 2024. The net proceeds from the issuance of the 2024 Notes (approximately $760.7 million after deducting issuance costs, providing an effective interest rate of 6.23%) were used to fund a portion of the purchase price of the Private Brands Business. Interest is payable on February 15 and August 15 of each year. The payments began on August 15, 2016. The 2024 Notes will mature on February 15, 2024.

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

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2016:

Indebtedness, Purchase, and Lease Obligations

	Payments Due by Period
		Year	Years	Years	More Than
	Total	1	2-3	4-5	5 Years
	(In thousands)
Revolving Credit Facility (1)	$186,334	$3,996	$7,992	$174,346	$—
Term Loan A (2)	319,249	22,856	44,460	251,933	—
Term Loan A-1 (3)	199,125	14,950	36,426	147,749	—
Term Loan A-2 (4)	1,117,199	72,686	153,956	890,557	—
2022 Notes (5)	507,250	19,500	39,000	39,000	409,750
2024 Notes (6)	1,123,750	46,500	93,000	93,000	891,250
Capital lease obligations (7)	4,962	3,106	1,679	144	33
Purchasing obligations (8)	968,472	828,330	119,468	13,613	7,061
Operating leases (9)	208,012	40,103	59,072	39,877	68,960
Benefit obligations (10)	236,548	20,945	43,595	46,649	125,359
Deferred compensation (11)	12,954	255	1,046	7,003	4,650
Unrecognized tax benefits (12)	27,380	5,807	12,527	6,040	3,006
Tax increment financing (13)	1,094	382	712	—	—

Total	$4,912,329	$1,079,416	$612,933	$1,709,911	$1,510,069

(1)	The Revolving Credit Facility includes an obligation of $170.0 million of principal outstanding as of December 31, 2016. The principal is due February 1, 2021. The Revolving Credit Facility had interest at an average rate of 2.35% at December 31, 2016. (See Note 11 to our Consolidated Financial Statements for additional information.)
(2)	Term Loan A includes an obligation of $288.0 million of principal outstanding as of December 31, 2016. Term Loan A matures on February 1, 2021. Term Loan A had interest at an average rate of 2.78% at December 31, 2016. (See Note 11 to our Consolidated Financial Statements for additional information.)
(3)	Term Loan A-1 includes an obligation of $180.0 million of principal outstanding as of December 31, 2016. Term Loan A-1 matures on February 1, 2021. Term Loan A-1 had interest at an average rate of 2.81% at December 31, 2016. (See Note 11 to our Consolidated Financial Statements for additional information.)

(4)	Term Loan A-2 includes an obligation of $1,005.8 million of principal outstanding as of December 31, 2016. Term Loan A-2 matures on February 1, 2021. Term Loan A-2 had interest at an average rate of 2.81% at December 31, 2016. (See Note 11 to our Consolidated Financial Statements for additional information.)
(5)	The 2022 Notes include an obligation of $400 million of principal. The 2022 Notes have an interest rate of 4.875% and mature on March 15, 2022. (See Note 11 to our Consolidated Financial Statements for additional information.)
(6)	The 2024 Notes include an obligation of $775 million of principal. The 2024 Notes have an interest rate of 6.0% and mature on February 15, 2024. (See Note 11 to our Consolidated Financial Statements for additional information.)
(7)	Payments required under long-term capital lease contracts.
(8)	Purchasing obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are a part of our production process.
(9)	In accordance with generally accepted accounting principles in the United States of America (“GAAP”), the accompanying balance sheets do not reflect operating lease obligations. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.
(10)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.
(11)	Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.
(12)	The unrecognized tax benefit long-term liability recorded by the Company was $27.4 million at December 31, 2016. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrealized tax benefit included in the tabular reconciliation (see Note 10 to our Consolidated Financial Statements for additional information) was approximately $31.4 million. The difference between the gross unrecognized tax benefit and the amount per the Contractual Obligations — Indebtedness, Purchase, and Lease Obligations table is due to the inclusion above of corollary positions, interest, penalties, as well as the impact of state taxes on the federal tax liability. Deferred tax liabilities are excluded from the table due to uncertainty in their timing.
(13)	Tax increment financing obligation includes principal and interest payments based on an interest rate of 7.16%. Final payment is due May 1, 2019. (See Note 11 to our Consolidated Financial Statements for additional information.)

In addition to the commitments set forth in the above table, at December 31, 2016, the Company had $49.1 million in letters of credit, the majority of which related to the Company’s workers’ compensation program, and $2.9 million of cash restricted from use to meet certain insurance requirements (see Note 1 to our Consolidated Financial Statements for additional information).

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

Accounts Receivable Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. This allowance is based on a combination of historical rolling twelve month average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $57.7 million and $23.0 million at December 31, 2016 and 2015, respectively.

Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the last-in, first-out (“LIFO”) method and Flagstone inventories are valued using the weighted average costing approach, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. These valuations have been reduced by an allowance for obsolete and defective products and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimates of future demand, changes in formulas and packaging materials, and inferior product. The Company’s allowances were $39.3 million and $22.3 million at December 31, 2016 and 2015, respectively.

Goodwill and Intangible Assets — Goodwill and intangible assets totaled $3,584.8 million as of December 31, 2016, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks, and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized. As of December 31, 2016, goodwill has been allocated to the following reporting units:

Reporting Unit	Goodwill at December 31, 2016
(In thousands)
North American Retail Grocery – Private Brands	$1,063,760
North American Retail Grocery – U.S.	799,377
North American Retail Grocery – Flagstone	177,856
North American Retail Grocery – Canada	116,418
Food Away From Home – U.S.	81,266
Food Away From Home – Private Brands	74,478
Industrial and Export – U.S.	134,086

Total	$2,447,241

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

The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2016. Our assessment resulted in non-cash goodwill and other intangible asset impairment charges of $352.2 million, which are included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations. For the year ended December 31, 2016, non-cash goodwill impairment charges of $333.4 million and $11.4 million were recorded related to the North American Retail Grocery – Flagstone and Food Away From Home – Canada reporting units, respectively. These charges resulted in a partial write-off of the goodwill balance in the North American Retail Grocery – Flagstone reporting unit and a full write-off of the goodwill balance in the Food Away From Home – Canada reporting unit. Following these impairment charges, we have thirteen reporting units, seven of which contain goodwill totaling $2,447.2 million as of December 31, 2016.

Our analysis employed the use of an income approach, corroborated by a market approach. The Company believes the income approach is the most reliable indicator of the fair value of the reporting units. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied, with the weighted average of all discount rates approximating the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the six reporting units with goodwill for which impairment charges were not recorded, all have fair values that the Company considers to be substantially in excess of their carrying values (between 36% and 259%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

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

We reviewed our indefinite lived intangible assets, which consist of trademarks totaling $21.6 million as of December 31, 2016, using the relief from royalty method. Significant assumptions include the royalty, growth, margins, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Our analysis resulted in a non-cash impairment charge of $3.6 million related to the Saucemaker® trademark. The classification of this trademark was changed from indefinite lived to finite lived as the criteria above are no longer met. Excluding the Saucemaker® trademark, our analysis resulted in fair values that are in excess of the asset’s carrying value by 81% to 263%. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We evaluate amortizable intangible assets, which primarily include customer relationships and trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its fair value, which is generally based on discounted future cash flows. The Company recorded a $3.8 million non-cash impairment charge related to the Amport® trademark as certain products previously sold under this trademark were transitioned to the Goodfields® trademark in the fourth quarter of 2016, resulting in diminished future cash flows. No other impairments were identified and the Company concluded no changes are necessary to the remaining useful lives or values of the remaining amortizable intangible assets as of December 31, 2016.

Purchase Price Allocation — We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangible assets, and liabilities assumed are assigned a portion of the purchase price of the acquired company, normally equal to their fair values at the acquisition date. While each acquisition is different, the Company typically identifies customer lists, formulas, and trade names as identifiable intangible assets, with the majority of value being allocated to customer lists. The excess of the purchase price of the acquired company over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed, is recorded as goodwill. We record the initial purchase price allocation based on an evaluation of information and estimates available at the date of the financial statements. As final information regarding fair values of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair value of assets and liabilities differ from their preliminary purchase price allocations, such differences would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair values of individual assets acquired and liabilities assumed, including quoted market prices, forecasted future cash flows, net realizable values, estimates of the present value of required payments, and determination of remaining useful lives.

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

Stock-Based Compensation — (Loss) income before income taxes, for the years ended December 31, 2016, 2015 and 2014, included stock-based compensation expense for employees and directors of $29.9 million, $22.9 million, and $25.1 million, respectively.

The fair value of stock options, restricted stock, restricted stock unit awards, and performance units (the “Awards”) is determined on the grant date. Stock options are valued using a Black Scholes model. Performance units and all other restricted stock and restricted stock unit awards are valued using the closing price of the Company’s stock on the grant date. Stock-based compensation expense, as calculated and recorded, could have been impacted if other assumptions were used. Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be impacted in future periods. Expected volatilities are based on historical volatilities of the Company’s stock price. The Company has estimated that certain employees will complete the required service conditions associated with the Awards. For all other employees, the Company estimates forfeitures as not all employees are expected to complete the required service conditions. The expected service period is the longer of the derived service period, as determined from the output of the valuation models, and the service period based on the term of the Awards. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based the expected term on the simplified method as described under the SEC Staff Accounting Bulletin

No. 107. Under this approach, the expected term is 6 years. The assumptions used to calculate the stock option and restricted stock awards granted in 2016 are presented in Note 14 to the Consolidated Financial Statements.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims, and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors that contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2016 and 2015, we recorded accrued liabilities related to these retained risks of $55.6 million and $15.8 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history, and cost trends could result in substantially different results in the future.

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

Our current asset mix guidelines, under our investment policy as written by our investment committee (the “Investment Committee”), target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2016, our master trust was invested as follows: equity securities of 59.8%; fixed income securities of 39.8%; and cash and cash equivalents of 0.4%.

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

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP requires that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 4.25% at December 31, 2016. If the discount rate were one percent higher, the pension plan liability would have been approximately 10.7%, or $41.2 million, lower as of December 31, 2016. If the discount rate were one percent lower, the pension plan liability would have been approximately 13.3%, or $51.3 million, higher as of December 31, 2016.

See Note 16 to our Consolidated Financial Statements for more information regarding our employee pension and retirement benefit plans.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements.

Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by GAAP (“Non-GAAP”). A non-GAAP financial measure is a numerical measure of financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Company’s Consolidated Financial Statements. We believe these measures provide useful information to the users of the financial statements as we also have included these measures in other communications and publications.

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

Adjusted Diluted Earnings Per Share, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per fully diluted share (“Adjusted Diluted EPS”) reflects adjustments to GAAP earnings per fully diluted share to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, or facility closings and reorganizations, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation for management, or in determining earnings estimates.

The reconciliation of Adjusted Diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Consolidated Statements of Operations, is as follows:

	Year Ended December 31,
	2016	2015
	(unaudited)
Diluted EPS per GAAP	$(4.10)	$2.63

Impairment of goodwill and other intangible assets	6.30	—
Acquisition, integration, and related costs	1.06	0.27
Restructuring/facility consolidation costs	0.37	0.11
Product recall costs	0.28	—
Foreign currency (gain) loss on re-measurement of intercompany notes	(0.05)	0.47
Mark-to-market adjustments	(0.25)	(0.01)
Tax impact on adjusting items	(0.66)	(0.27)

Adjusted Diluted EPS	$2.95	$3.20

During the years ended December 31, 2016 and 2015, the Company entered into transactions that affected the year-over-year comparison of its financial results that included impairment of goodwill and other intangible assets, acquisition and integration costs, restructuring costs, product recall costs, foreign currency (gains) losses on intercompany notes, mark-to-market adjustments, and the related tax impact of these items.

During 2016, the Company incurred approximately $352.2 million of impairment of goodwill and other intangible assets. This amount is comprised of a $333.4 million non-cash impairment charge related to goodwill allocated to the North American Retail Grocery – Flagstone reporting unit, a $11.4 million non-cash impairment charge related to goodwill allocated to the Food Away From Home – Canada reporting unit, a $3.8 million non-cash impairment charge related to the Amport® trademark, and a $3.6 million non-cash impairment charge related to the Saucemaker® trademark. No impairments of goodwill or intangible assets occurred in 2015.

The acquisition, integration, and related costs line represents costs associated with completed and potential acquisitions. Costs incurred in 2016 primarily related to the acquisition of the Private Brands Business, which was completed on February 1, 2016, while costs incurred in 2015 primarily related to the Flagstone and Protenergy acquisitions, which were completed in 2014. Costs associated with integrating the businesses into the Company’s operations are also included in this line.

During 2016, the Company incurred approximately $21.0 million in restructuring and facility consolidation costs versus $4.8 million last year. See Note 3 of the Consolidated Financial Statements for additional information on the restructuring activities of the Company.

The product recall costs line primarily represents an announced voluntary recall of products that may be impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier. Product was distributed nationwide through retail stores. TreeHouse initiated the voluntary recall as a cautionary measure to protect public health. Costs in this line include, but are not limited to, customer fees, customer reimbursements, inventory write-offs, and other costs to manage the recall. The Company expects to be fully reimbursed for these costs and will exclude the gain from adjusted earnings in the period in which the proceeds are received. Other product recalls during 2016 were insignificant.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $3.0 million in 2016 versus losses of $20.6 million in the prior year to re-measure the loans at year end. These charges are non-cash and the loans are eliminated in consolidation.

The Company’s derivative contracts are marked-to-market each period with the unrealized changes in fair value being recorded in the Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized and included in earnings.

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

Adjusted Net Income and Adjusted EBITDAS, Adjusting for Certain Items Affecting Comparability

Adjusted net income represents GAAP net (loss) income as reported in the Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the Adjusted Diluted EPS section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the Adjusted Diluted EPS metric outlined above.

Adjusted EBITDAS represents adjusted net income before interest expense, interest income, income tax expense, depreciation and amortization expense, and non-cash stock-based compensation expense. Adjusted EBITDAS is a performance measure commonly used by management to assess operating performance, and the Company believes it is commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods.

The following table reconciles the Company’s net (loss) income as presented in the Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income and Adjusted EBITDAS for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(unaudited in thousands)
Net (loss) income per GAAP	$(228,594)	$114,910

Product recall costs (1)	15,596	—
Foreign currency (gain) loss on re-measurement of intercompany notes (2)	(3,024)	20,627
Mark-to-market adjustments (3)	(14,087)	(622)
Acquisition, integration, and related costs (4)	60,101	11,685
Restructuring/facility consolidation costs (5)	21,019	4,837
Impairment of goodwill and other intangible assets (6)	352,243	—
Less: Taxes on adjusting items	(36,993)	(11,747)

Adjusted net income	$166,261	$139,690

Interest expense	119,155	45,474
Interest income	(4,185)	(2,967)
Income taxes	33,231	56,354
Depreciation and amortization (7)	279,224	121,982
Stock-based compensation expense (8)	29,228	22,877
Add: Taxes on adjusting items	36,993	11,747

Adjusted EBITDAS	$659,907	$395,157

	Location in	Year Ended December 31,
	Consolidated Statements of Operations	2016	2015
		(unaudited in thousands)
(1) Product recall costs	Net sales	$9,922	$—
	Cost of sales	5,674	—

(2) Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(3,024)	20,627

(3) Mark-to-market adjustments	Other (income) expense, net	(14,087)	(622)

(4) Acquisition, integration and related costs	General and administrative	51,530	10,500
	Cost of sales	8,416	699
	Selling and distribution	—	42
	Other (income) expense, net	155	444

(5) Restructuring/facility consolidation costs	Other operating expense, net	13,078	1,817
	Cost of sales	7,941	3,020

(6) Impairment of goodwill and other intangible assets	Impairment of goodwill and other intangible assets	352,243	—

(7) Depreciation and amortization included in restructuring/facility consolidation costs	General and administrative	—	85
	Cost of sales	9,014	—

(8) Stock-based compensation expense included in acquisition, integration, and related costs	General and administrative	632	—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

Our exposure to market risk for changes in interest rates relates primarily to the amount of interest expense we expect to pay with respect to our Amended and Restated Credit Agreement, which is tied to variable market rates including LIBOR and prime interest rates.

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

We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of December 31, 2016. Based on our outstanding debt balance of $1,643.8 million under the Amended and Restated Credit Agreement at December 31, 2016, and excluding the impact of the $500 million in interest rate swap agreements that are effective in 2017, each 1% rise in our interest rate would increase our annual interest expense by approximately $16.4 million.

Commodity Price Risk

Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the Consolidated Balance Sheets. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio (inclusive of contracts that qualify for the normal purchases and normal sales scope exception). Based on our analysis, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the portfolio by $53.8 million and $(53.8) million, respectively. We do not utilize financial instruments for trading purposes.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing fiscal 2016 to 2015, price increases in cashews and sweeteners were more than offset by price decreases in dairy, coffee, soybean oil, plastics, diesel, and grains (durum, flour, and oats). We expect the volatile nature of these costs to continue with an overall long-term upward trend.

We manage the cost of certain raw materials by entering into forward purchase contracts. Forward purchase contracts help us manage our business and reduce cost volatility. There can be no assurance that our purchasing programs will result in the optimal price. Some of these forward purchase contracts qualify as derivatives; however, the majority of commodity forward contracts are not derivatives. Those that are derivatives generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Consolidated Balance Sheets, with changes in value being recorded in the Consolidated Statements of Operations.

Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include soybean oil, corn and corn syrup, nuts (cashews, peanuts, pecans, and almonds), palm oil, coconut oil, wheat (including durum wheat), sugar, tomatoes, oats, rice, casein, cheese, eggs, non-fat dry milk, cocoa, coffee, tea, cucumbers, peppers, processed meats, and fruit. These ingredients are generally purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. When entering into contracts for input costs, the Company generally seeks contract lengths between nine and twelve months. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays, political unrest, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass, plastic, corrugated containers, linerboard cartons, metal closures, metal cans, and composite cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the (Gain) loss on foreign currency exchange line of the Consolidated Statements of Operations where the Company recognized a gain of $5.6 million for the year ended December 31, 2016 and losses of $26.1 million and $13.4 million for the years ended December 31, 2015 and 2014, respectively.

A significant portion of the Company’s Canadian operations purchase their inputs and packaging materials in U.S. dollars, resulting in higher costs when the U.S. dollar strengthens compared to the Canadian dollar. The Company estimates the impact on input costs (and Cost of sales) to be approximately $2 million for each one cent change in the exchange rate between the U.S. and Canadian dollar.

Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements. The Company recognized a translation gain of $11.1 million for the year ended December 31, 2016 and translation losses of $49.2 million and $26.6 million for the years ended December 31, 2015 and 2014, respectively, as a component of Accumulated other comprehensive loss.

During 2016 and 2015, the U.S. dollar has been strong compared to the Canadian dollar, resulting in higher input costs for Canadian produced products, as many of the inputs are sourced in the United States. After a strengthening of the U.S. dollar versus the Canadian dollar on average throughout 2015 and 2016, the U.S. dollar began to weaken comparatively at the end of 2016. The average exchange rate between the U.S. and Canadian dollar has resulted in the U.S. dollar strengthening approximately 3.7% over the average rate in 2015, while the exchange rate at December 31, 2016 shows that the U.S. dollar weakened approximately 3.2% as compared to the rate at December 31, 2015. The Company believes the U.S. dollar may continue to weaken compared to the Canadian dollar in 2017, resulting in Canadian foreign exchange gains.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of December 31, 2016, the Company had $23.0 million of U.S. dollar foreign currency contracts outstanding.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements for 2016 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 16, 2017

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$62,111	$34,919
Investments	10,419	8,388
Receivables, net of allowance for doubtful accounts of $891 and $582	429,033	203,198
Inventories, net	978,037	584,115
Assets held for sale	3,562	—
Prepaid expenses and other current assets	77,587	16,583

Total current assets	1,560,749	847,203
Property, plant, and equipment, net	1,359,320	541,528
Goodwill	2,447,241	1,649,794
Intangible assets, net	1,137,558	646,655
Other assets, net	40,954	17,616

Total assets	$6,545,822	$3,702,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$626,773	$260,580
Current portion of long-term debt	66,421	14,893

Total current liabilities	693,194	275,473
Long-term debt	2,724,760	1,221,741
Deferred income taxes	422,159	279,108
Other long-term liabilities	202,385	71,615

Total liabilities	4,042,498	1,847,937
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 10,000 shares authorized, none issued	—	—
Common stock, par value $.01 per share, 90,000 shares authorized, 56,760 and 43,126 shares issued and outstanding, respectively	567	431
Additional paid-in-capital	2,071,897	1,207,167
Retained earnings	532,135	760,729
Accumulated other comprehensive loss	(101,275)	(113,468)

Total stockholders’ equity	2,503,324	1,854,859

Total liabilities and stockholders’ equity	$6,545,822	$3,702,796

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$6,175,088	$3,206,405	$2,946,102
Cost of sales	5,049,706	2,562,102	2,339,498

Gross profit	1,125,382	644,303	606,604
Operating expenses:
Selling and distribution	404,753	180,503	174,602
General and administrative	340,583	161,649	158,793
Amortization expense	109,872	60,598	52,634
Impairment of goodwill and other intangible assets	352,243	—	—
Other operating expense, net	14,723	1,817	2,421

Total operating expenses	1,222,174	404,567	388,450

Operating (loss) income	(96,792)	239,736	218,154
Other expense (income):
Interest expense	119,155	45,474	42,036
Interest income	(4,185)	(2,967)	(990)
(Gain) loss on foreign currency exchange	(5,645)	26,052	13,389
Loss on extinguishment of debt	—	—	22,019
Other (income) expense, net	(10,754)	(87)	5,130

Total other expense	98,571	68,472	81,584

(Loss) income before income taxes	(195,363)	171,264	136,570
Income taxes	33,231	56,354	46,690

Net (loss) income	$(228,594)	$114,910	$89,880

Net (loss) earnings per basic share	$(4.10)	$2.67	$2.28
Net (loss) earnings per diluted share	$(4.10)	$2.63	$2.23
Weighted average shares — basic	55,717	43,052	39,348
Weighted average shares — diluted	55,717	43,709	40,238

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(228,594)	$114,910	$89,880
Other comprehensive income (loss):
Foreign currency translation adjustments	11,123	(49,186)	(26,637)
Pension and postretirement reclassification adjustment (1)	1,070	49	(5,931)

Other comprehensive income (loss)	12,193	(49,137)	(32,568)

Comprehensive (loss) income	$(216,401)	$65,773	$57,312

(1)	Net of tax of $656, $30, and $(3,683) for the years ended December 31, 2016, 2015, and 2014, respectively.

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid –In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Equity
	Shares	Amount
Balance, January 1, 2014	36,493	$365	$748,577	$555,939	$(31,763)	$1,273,118

Net income	—	—	—	89,880	—	89,880
Other comprehensive loss	—	—	—	—	(32,568)	(32,568)

Comprehensive income	—	—	—	—	—	57,312

Shares issued	4,950	50	358,750	—	—	358,800
Equity awards exercised	1,220	12	44,936	—	—	44,948
Stock-based compensation	—	—	25,079	—	—	25,079

Balance, December 31, 2014	42,663	$427	$1,177,342	$645,819	$(64,331)	$1,759,257

Net income	—	—	—	114,910	—	114,910
Other comprehensive loss	—	—	—	—	(49,137)	(49,137)

Comprehensive income	—	—	—	—	—	65,773

Equity awards exercised	463	4	6,948	—	—	6,952
Stock-based compensation	—	—	22,877	—	—	22,877

Balance, December 31, 2015	43,126	$431	$1,207,167	$760,729	$(113,468)	$1,854,859

Net loss	—	—	—	(228,594)	—	(228,594)
Other comprehensive income	—	—	—	—	12,193	12,193
Shares issued	13,269	133	834,998	—	—	835,131
Equity awards exercised	365	3	(128)	—	—	(125)
Stock-based compensation	—	—	29,860	—	—	29,860

Balance, December 31, 2016	56,760	$567	$2,071,897	$532,135	$(101,275)	$2,503,324

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(228,594)	$114,910	$89,880
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	178,366	61,469	63,281
Amortization	109,872	60,598	52,634
Impairment of goodwill and other intangible assets	352,243	—	—
Stock-based compensation	29,860	22,877	25,067
Loss on extinguishment of debt	—	—	22,019
Mark-to-market (gain) loss on derivative contracts	(14,087)	(622)	3,051
Loss on disposition of assets	2,612	664	5,323
Deferred income taxes	(12,453)	(6,006)	8,101
(Gain) loss on foreign currency exchange	(5,645)	26,052	13,389
Write-down of tangible assets	1,096	3,020	—
Other	(3,800)	(1,543)	3,822
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(59,702)	21,531	(18,563)
Inventories	54,320	17	(27,187)
Prepaid expenses and other assets	(11,622)	20,948	(5,910)
Accounts payable, accrued expenses, and other liabilities	86,147	(33,268)	(5,357)

Net cash provided by operating activities	478,613	290,647	229,550
Cash flows from investing activities:
Additions to property, plant, and equipment	(175,231)	(72,734)	(88,575)
Additions to intangible assets	(11,844)	(13,362)	(10,643)
Acquisitions, less cash acquired	(2,644,364)	—	(993,009)
Proceeds from sale of fixed assets	1,721	606	2,842
Increase in restricted cash	(605)	—	—
Other	(1,063)	(831)	(521)

Net cash used in investing activities	(2,831,386)	(86,321)	(1,089,906)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	241,300	152,200	938,400
Payments under Revolving Credit Facility	(424,300)	(353,200)	(919,400)
Proceeds from issuance of Term Loans	1,025,000	—	500,000
Payments on Term Loans	(36,719)	(10,500)	(4,000)
Proceeds from issuance of 2024 Notes and 2022 Notes	775,000	—	400,000
Payments on 2018 Notes	—	—	(400,000)
Payments on capitalized lease obligations and other debt	(3,304)	(3,762)	(3,195)
Payment of deferred financing costs	(34,328)	(242)	(13,712)
Payment of debt premium for extinguishment of debt	—	—	(16,693)
Net proceeds from issuance of common stock	835,131	—	358,364
Receipts related to stock-based award activities	8,758	8,532	32,608
Payments related to stock-based award activities	(8,806)	(6,698)	(4,776)
Other	—	(215)	—

Net cash provided by (used in) by financing activities	2,377,732	(213,885)	867,596

Effect of exchange rate changes on cash and cash equivalents	2,233	(7,503)	(1,734)
Net increase (decrease) in cash and cash equivalents	27,192	(17,062)	5,506
Cash and cash equivalents, beginning of year	34,919	51,981	46,475

Cash and cash equivalents, end of year	$62,111	$34,919	$51,981

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2016, 2015 and 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its 100% owned direct and indirect subsidiaries (the “Company,” “TreeHouse,” “we,” “us,” or “our”). All intercompany balances and transactions are eliminated in consolidation. Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

On February 1, 2016, the Company acquired all of the outstanding common stock of Ralcorp Holdings, Inc., the Missouri corporation through which the private brands business of ConAgra Foods, Inc. (“Private Brands Business”) was operated. Ralcorp Holdings, Inc. was renamed TreeHouse Private Brands, Inc. during the first quarter of 2016. The results of operations of the Private Brands Business are included in our financial statements from the date of acquisition and are included in the North American Retail Grocery, Food Away From Home, and Industrial and Export segments, as applicable. In 2016, as a result of the acquisition of the Private Brands Business, the Company renamed certain product categories and added new product categories. These changes did not require prior period adjustments. See Note 22 for more information.

The Private Brands Business was on a 4-4-5 fiscal calendar during the first three quarters of 2016, which resulted in differences between the fiscal quarter ends of the Private Brands Business and the Company. In the fourth quarter of 2016, the Company changed the fiscal year end of the Private Brands Business to December 31. This change in reporting period for the Private Brands Business represents a change in accounting principle that is preferable as it provides more timely and relevant financial information to the users of its financial statements and eliminates the previously existing difference in reporting periods. The Company determined that it is impracticable to retrospectively apply this change to the first three quarters of 2016 as the data to determine the cumulative effect of the change is not available and cannot be prepared. Therefore, the Company reported the change in accounting principle prospectively in net income for the three months ended December 31, 2016 and did not retrospectively apply the effects of this change in prior periods, the cumulative effect of which the Company believes would be immaterial in all periods.

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

Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and 2015, $61.9 million and $24.4 million, respectively, represents cash and equivalents held in foreign jurisdictions, in local currencies, that are convertible into other currencies. The cash and equivalents held in foreign jurisdictions are expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions. The Prepaid expenses and other current assets line on the Consolidated Balance Sheets also includes restricted cash of $2.9 million as of December 31, 2016, which relates to cash held to meet certain insurance requirements.

Inventories — Inventories are stated at the lower of cost or market. Pickle inventories are valued using the LIFO method and a portion of our snack nuts inventories are valued using the weighted average costing approach, while all of our other inventories are valued using the FIFO method. The costs of finished goods inventories include raw materials, labor, and overhead costs.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We perform impairment tests when circumstances indicate that the carrying value of an asset may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives, and amortization expense is included in depreciation expense. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

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

Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment (as of December 31) at the reporting unit level using income and market approaches, employing significant assumptions regarding growth, discount rates, and profitability at each reporting unit. Our estimates under the income approach are determined based on a discounted cash flow model. The market approach uses a market multiple methodology employing earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and applies a range of multiples to those amounts in determining the indicated fair value. In determining the multiples used in this approach, we obtain the multiples for selected peer companies using the most recent publically available information. In determining the indicated fair value of each reporting unit, the Company concludes based on the income approach, and uses the market approach to corroborate, as the Company believes the income approach is the most reliable indicator of the fair value of the reporting units. The resulting value is then compared to the carrying value of each reporting unit. If the book value of the reporting unit exceeds the indicated fair value, goodwill is then considered under the second step of the impairment test. In the second step, goodwill impairment is measured as the difference between the implied value of goodwill and its carrying value. The implied value of goodwill is determined based

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a hypothetical analysis that calculates the fair value of goodwill as if the related reporting unit were being acquired in a business combination.

Stock-Based Compensation — We measure compensation expense for our equity awards at their grant date fair value. The resulting expense is recognized over the relevant service period. See Note 14.

Revenue Recognition — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss transfer to the customer, and there is a reasonable assurance of collection of the sales proceeds. Product is shipped FOB shipping point or FOB destination, depending on our agreement with the customer. Sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience.

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

Foreign Currency Translation and Transactions — The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in Other expense, net in the Consolidated Statements of Operations.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $198.8 million, $87.2 million, and $80.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Facility Closing and Reorganization Costs — We periodically record facility closing and reorganization charges when we have identified a facility for closure or other reorganization opportunity, developed a plan, and notified the affected employees. These charges are incurred as a component of operating (loss) income. See Note 3 for more information.

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in the General and administrative expense line of our Consolidated Statements of Operations. Expenditures totaled $29.6 million, $14.3 million, and $12.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Advertising Costs — Advertising costs are expensed as incurred and reported in the Selling and distribution expense line of our Consolidated Statements of Operations.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for certain aspects of share-based payments to employees. The Company elected to early adopt this ASU during the fourth quarter of 2016. Under this ASU, excess tax benefits and deficiencies are no longer recognized as additional paid-in capital in the Consolidated Balance Sheets. The ASU requires recognition of excess tax benefits and deficiencies in the Consolidated Statements of Operations, which resulted in the recognition of an income tax benefit of $4.3 million in 2016. As the Company adopted the ASU in the fourth quarter, the adjustments are required to be reflected as of the beginning of the fiscal year of adoption. See Note 23 for the impact of these income tax benefits on the first three quarters of 2016. Additionally, the ASU requires excess tax benefits to be reported as a component of operating activities in the Consolidated Statements of Cash Flows. Excess tax benefits of $5.3 million and $17.6 million were retrospectively reclassified from financing to operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, respectively. The Company did not elect to change its accounting policy to account for forfeitures as they occur and, as a result, the Company will continue to estimate forfeitures. The effects of the adoption of the other provisions of this ASU were immaterial.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, to simplify the accounting for adjustments made to provisional amounts. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective on a prospective basis for fiscal periods beginning after December 15, 2015. The Company adopted the ASU for the fiscal 2016 reporting period. Adjustments to provisional amounts are disclosed in Note 4 on Acquisitions.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU is effective on a prospective basis for fiscal years ending after December 15, 2016 and for interim periods thereafter. The Company adopted the ASU for the fiscal 2016 reporting period, which had no impact on its disclosures.

Not yet adopted

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to eliminate the second step of the goodwill impairment test. This ASU requires an entity to measure a goodwill impairment loss as the amount by which the carrying value of a reporting unit exceeds its fair value. Additionally, an entity should include the income tax effects from any tax deductible goodwill on the carrying value of the reporting unit when measuring a goodwill impairment loss, if applicable. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard requires adoption on a prospective basis. The Company is currently assessing the impact that this standard will have upon adoption.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts on the statement of cash flows. The Company currently classifies changes in restricted cash as an investing activity in the Consolidated Statements of Cash Flows. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The standard requires adoption on a retrospective basis. The Company is currently assessing the impact that this standard will have upon adoption, which is not expected to be significant.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between existing GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. The Company is beginning to assess the impact that this standard will have upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). This ASU will not apply to inventory valued under the last-in-first-out method. Under current guidance, an entity is required to measure inventory at the lower of cost or market, with market defined as replacement cost, NRV, or NRV less a normal profit margin. The three market measurements added complexity and reduced comparability in the valuation of inventory. FASB issued this ASU as part of its simplification initiative to address these issues. The ASU is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2016. The impact of this standard upon adoption will not be significant.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduced a new framework to be used when recognizing revenue in an attempt to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using either the full retrospective method, which presents the impact of the change separately in each prior year presented, or the modified retrospective method, which includes the cumulative changes to all prior years presented in beginning retained earnings in the year of initial adoption. The Company expects to use the modified retrospective method. The FASB also issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, in April 2016 and May 2016, respectively, which amend the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company is in the initial stages of assessing the impact that these standards will have on its accounting policies, processes, and system requirements. Internal resources have been assigned to this assessment, and the Company has engaged a third-party to assist in the assessment and implementation. The Company is beginning to assess the impact that these standards will have on our financial position and results of operations.

3.	RESTRUCTURING

Plant Closing Costs — The Company continually analyzes its plant network to align operations with the current and future needs of its customers. Facility closure decisions are made when the Company identifies opportunities to lower production costs or eliminate excess manufacturing capacity while maintaining a competitive cost structure, service levels, and product quality. Expenses associated with facility closures are primarily aggregated in the Other operating expense, net line of the Consolidated Statements of Operations, with the exception of asset-related costs, which are recorded in Cost of sales. The key information regarding the Company’s announced facility closures is outlined in the table below.

Facility Location	Date of Closure Announcement	End of Production	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
						(In millions)
City of Industry, California	November 18, 2015	First quarter of 2016	Third quarter of 2016	Liquid non-dairy creamer and refrigerated salad dressings	Food Away From Home	$6.9	$3.8
Ayer, Massachusetts	April 5, 2016	First quarter of 2017	Third quarter of 2017	Spoonable dressings	North American Retail Grocery, Food Away From Home	$8.2	$5.5
Azusa, California	May 24, 2016	Second quarter of 2017	Second quarter of 2017	Bars and snack products	North American Retail Grocery	$15.2	$13.5
Ripon, Wisconsin	May 24, 2016	Fourth quarter of 2016	Fourth quarter of 2016	Sugar wafer cookies	North American Retail Grocery	$2.3	$1.2
Delta, British Columbia	November 3, 2016	Fourth quarter of 2017	First quarter of 2018	Frozen griddle products	North American Retail Grocery	$5.2	$3.7
Battle Creek, Michigan	November 3, 2016	(1)	(1)	Ready-to-eat cereal	North American Retail Grocery	$10.4	$2.8

(1)	The downsizing of this facility began in January 2017 and is expected to last approximately 15 months.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total expected costs to close the City of Industry, California facility have been reduced by approximately $4.9 million since the initial announcement while total expected costs to close the Ayer, Massachusetts, Azusa, California, and Ripon, Wisconsin facilities have been increased by approximately $1.7 million, $0.3 million, and $0.2 million, respectively. Total costs to downsize the Battle Creek, Michigan facility have increased by approximately $0.9 million since the initial announcement.

Below is a summary of the plant closing costs:

	Year Ended December 31, 2016	Cumulative Costs To Date	Total Expected Costs
	(In thousands)
Asset-related	$7,188	$10,208	$17,685
Employee-related	6,164	7,326	13,264
Other closure costs	4,437	4,466	17,200

Total	$17,789	$22,000	$48,149

Liabilities recorded as of December 31, 2016 associated with these plant closings relate to severance and the partial withdrawal from a multiemployer pension plan. The severance liability is included in the Accounts payable and accrued expenses line of the Consolidated Balance Sheets while the multiemployer pension plan withdrawal liability is included in the Other long-term liabilities line of the Consolidated Balance Sheets. The table below presents a reconciliation of the liabilities as of December 31, 2016:

	Severance	Multiemployer Pension Plan Withdrawal	Total Liabilities
	(In thousands)
Balance as of December 31, 2015	$395	$767	$1,162
Expense	5,575	—	5,575
Payments	(2,470)	—	(2,470)

Balance as of December 31, 2016	$3,500	$767	$4,267

4.	ACQUISITIONS

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

The Private Brands Business acquisition is accounted for under the acquisition method of accounting and the results of operations are included in our financial statements from the date of acquisition in the North American Retail Grocery, Food Away From Home, and Industrial and Export segments. Included in the Company’s

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations are the Private Brands Business’s net sales of approximately $2,992.9 million and income before income taxes of $117.3 million from the date of acquisition through December 31, 2016. Integration costs of $9.7 million, which are included in the Cost of sales and General and administrative expense lines of the Consolidated Statements of Operations, were included in determining income before income taxes.

We have made a preliminary allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In thousands)
Cash	$43,358
Receivables	162,695
Inventory	443,687
Property, plant, and equipment	809,571
Customer relationships	510,900
Trade names	33,000
Software	19,576
Formulas	23,200
Other assets	54,965
Goodwill	1,138,238

Assets acquired	3,239,190
Deferred taxes	(152,660)
Assumed current liabilities	(248,519)
Assumed long-term liabilities	(150,289)

Total purchase price	$2,687,722

The Company allocated $496.1 million to customer relationships in the North American Retail Grocery segment, which have a preliminary estimated life of 13 years, and $14.8 million to customer relationships in the Food Away From Home segment, which have a preliminary estimated life of 10 years. The Company allocated $33.0 million to trade names, which have a preliminary estimated life of 10 years. The Company allocated $23.2 million to formulas, which have a preliminary estimated life of 5 years. The Company allocated $19.6 million to capitalized software with estimated lives of 1 to 5 years, depending on expected use. The aforementioned intangibles will be amortized on a straight line basis. Indemnification assets related to taxes of approximately $13.8 million were also recorded. The Company increased the cost of acquired inventories by approximately $8.4 million, and expensed the amount as a component of cost of sales. The Company has preliminarily allocated $1,063.7 million and $74.5 million of goodwill to the North American Retail Grocery and Food Away From Home segments, respectively. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $35.2 million in acquisition costs. These costs are included in the General and administrative expense line of the Consolidated Statements of Operations. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company’s valuation analysis, including adjustments to taxes.

The fair values for customer relationships at the acquisition date were determined using the excess earnings method under the income approach. Trade name fair values were determined using the relief from royalty method, while the fair value of formulas was determined using the cost approach. Real property fair values were determined using the cost and market approaches, while the fair value of personal property was determined using the indirect cost approach. The fair value measurements of intangible assets are based on significant

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates, and royalty rates.

The Company recorded purchase price adjustments related to taxes, working capital, and property, plant, and equipment for the year ended December 31, 2016, resulting in an increase to goodwill of approximately $14.3 million. The working capital adjustment was finalized on July 25, 2016, resulting in a payment of $4.2 million to ConAgra Foods, Inc. that is reflected as a purchase price adjustment. As a result of these adjustments, approximately $0.2 million was expensed to cost of sales for the year ended December 31, 2016. The remaining adjustments did not impact the Consolidated Statements of Operations.

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

	Year Ended December 31,
	2016	2015
	(In thousands, except per share data)
Pro forma net sales	$6,499,051	$6,795,936

Pro forma net loss	$(206,879)	$(664,159)

Pro forma basic loss per common share	$(3.65)	$(11.79)

Pro forma diluted loss per common share	$(3.65)	$(11.79)

5.	INVESTMENTS

	December 31,
	2016	2015
	(In thousands)
U.S. equity	$7,613	$5,283
Non-U.S. equity	1,796	1,574
Fixed income	1,010	1,531

Total investments	$10,419	$8,388

We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation as of each balance sheet date. The Company accounts for investments in debt and marketable equity securities as held-to-maturity, available-for-sale, or trading, depending on their classification. The investments held by the Company are classified as trading securities and are stated at fair value, with changes in fair value recorded as a component of the Interest income or Interest expense line on the Consolidated Statements of Operations. Cash flows from purchases, sales, and maturities of trading securities are included in cash flows from investing activities in the Consolidated Statements of Cash Flows based on the nature and purpose for which the securities were acquired.

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

For the year ended December 31, 2016, we recognized unrealized losses totaling $0.7 million that are included in the Interest expense line of the Consolidated Statements of Operations and $1.4 million in unrealized gains that are included in the Interest income line of the Consolidated Statements of Operations. Additionally, for the year ended December 31, 2016, we recognized a realized gain on investments totaling $0.2 million that was included in the Interest income line of the Consolidated Statements of Operations. When securities are sold, their cost is determined based on the FIFO method.

6.	INVENTORIES

	December 31,
	2016	2015
	(In thousands)
Raw materials and supplies	$429,386	$274,007
Finished goods	571,886	331,535
LIFO reserve	(23,235)	(21,427)

Total inventories	$978,037	$584,115

Approximately $105.9 million and $88.1 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2016 and 2015, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2016 and 2015, over the amount at which these inventories were valued on the Consolidated Balance Sheets. No LIFO inventory liquidation occurred in 2016 or 2015. Approximately $116.2 and $119.8 million of our inventory was accounted for using the weighted average costing approach at December 31, 2016 and 2015, respectively.

7.	PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2016	2015
	(In thousands)
Land	$71,248	$25,954
Buildings and improvements	465,358	226,134
Machinery and equipment	1,324,458	681,711
Construction in progress	84,986	24,493

Total	1,946,050	958,292
Less accumulated depreciation	(586,730)	(416,764)

Property, plant, and equipment, net	$1,359,320	$541,528

Depreciation expense was $178.4 million, $61.5 million, and $63.3 million in 2016, 2015, and 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	North American Retail Grocery	Food Away From Home	Industrial and Export	Total
	(In thousands)
Balance at January 1, 2015	$1,439,476	$94,423	$134,086	$1,667,985
Purchase price adjustments	5,556	—	—	5,556
Foreign currency exchange adjustments	(21,591)	(2,156)	—	(23,747)

Balance at December 31, 2015	1,423,441	92,267	134,086	1,649,794
Acquisitions	1,050,383	73,541	—	1,123,924
Purchase price adjustments	13,377	937	—	14,314
Impairment losses	(333,419)	(11,432)	—	(344,851)
Foreign currency exchange adjustments	3,629	431	—	4,060

Balance at December 31, 2016	$2,157,411	$155,744	$134,086	$2,447,241

Upon completion of the annual goodwill impairment analysis as of December 31, 2016, the Company recorded impairment losses of $333.4 million and $11.4 million related to the North American Retail Grocery – Flagstone and Food Away From Home – Canada reporting units, respectively. These reporting units did not achieve the forecasted results for the year ended December 31, 2016, resulting in reduced future revenue and profitability expectations. The primary factor impacting the future revenue and profitability expectations for the North American Retail Grocery – Flagstone reporting unit was competitive pressures while the primary factors impacting the future expectations for the Food Away From Home – Canada reporting unit were competitive pressures and unfavorable foreign exchange for the Canadian operations. These changes in expectations and the related reductions in discounted future cash flows resulted in book values that exceeded the fair values for these reporting units, which required the recognition of impairment losses.

To determine the amount of the impairment losses, the Company performed the second step of the impairment test, which requires a hypothetical analysis that calculates the fair value of goodwill as if the related reporting unit were being acquired in a business combination. Significant assumptions used in assessing fair values of the assets and liabilities of a reporting unit include discount and growth rates, margins, and royalty rates related to identifiable intangible assets as well as consideration of the market environment in valuing tangible assets.

The goodwill impairment losses are included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations. No other instances of impairment were identified, and the Company has not incurred any previous goodwill impairments since its inception.

Approximately $408.0 million of goodwill is deductible for tax purposes.

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(In thousands)
Trademarks	$21,591	$25,229

Total indefinite lived intangibles	$21,591	$25,229

Upon completion of the annual indefinite lived intangibles analysis as of December 31, 2016, the Company recorded a $3.6 million impairment loss related to the Saucemaker® trademark, which is included in the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations. The impairment loss was determined using the relief from royalty method, and resulted from the reduced revenue and profitability expectations related to the Food Away From Home – Canada reporting unit, as described above. The Company also changed the classification of this trademark from indefinite lived to finite lived, resulting in a decrease in the indefinite lived intangibles balance, which was partially offset by an increase related to foreign currency translation. Our 2016 and 2015 impairment reviews of indefinite lived intangible assets resulted in no other impairment losses.

The gross carrying amounts and accumulated amortization of intangible assets, with finite lives, as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with finite lives:
Customer-related (1)	$1,284,379	$(293,324)	$991,055	$769,419	$(208,962)	$560,457
Contractual agreements (2)	2,969	(2,900)	69	2,964	(2,831)	133
Trademarks (3)	69,553	(23,593)	45,960	32,240	(11,091)	21,149
Formulas/recipes (4)	33,719	(12,837)	20,882	10,471	(7,824)	2,647
Computer software (5)	115,689	(57,688)	58,001	78,039	(40,999)	37,040

Total finite lived intangibles	$1,506,309	$(390,342)	$1,115,967	$893,133	$(271,707)	$621,426

The Company recorded a $3.8 million impairment loss related to the Amport® trademark, which is included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations. The impairment loss was determined using the relief from royalty method, and resulted from the transition of certain products previously sold under this trademark to the Goodfields® trademark in the fourth quarter of 2016. No other impairments were identified related to finite lived intangibles.

As of December 31, 2016, the weighted average remaining useful lives for the amortizable intangible assets are (1) customer-related at 12.1 years, (2) contractual agreements at 1.4 years, (3) trademarks at 8.5 years, (4) formulas/recipes at 4.0 years, and (5) computer software at 4.3 years. The weighted average remaining useful life in total for all amortizable intangible assets is 11.4 years as of December 31, 2016.

Total intangible assets, excluding goodwill, as of December 31, 2016 and 2015 were $1,137.6 million and $646.7 million, respectively. Amortization expense on intangible assets was $109.9 million, $60.6 million, and $52.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Estimated amortization expense on intangible assets for the next five years is as follows:

(In thousands)
2017	$112,811
2018	$106,309
2019	$104,569
2020	$102,533
2021	$92,721

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2016	2015
	(In thousands)
Accounts payable	$458,127	$202,065
Payroll and benefits	78,500	27,467
Interest	24,143	6,241
Taxes	30,960	1,499
Health insurance, workers’ compensation, and other insurance costs	17,179	9,331
Marketing expenses	12,352	7,435
Other accrued liabilities	5,512	6,542

Total	$626,773	$260,580

10.	INCOME TAXES

The components of (loss) income before income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic source	$(190,558)	$179,445	$147,452
Foreign source	(4,805)	(8,181)	(10,882)

(Loss) income before income taxes	$(195,363)	$171,264	$136,570

The following table presents the components of the 2016, 2015, and 2014 provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$33,650	$57,237	$34,447
State	4,481	9,276	5,771
Foreign	7,553	(4,153)	(1,629)

Total current	45,684	62,360	38,589
Deferred:
Federal	(4,983)	(5,721)	8,176
State	(157)	(2,002)	605
Foreign	(7,313)	1,717	(680)

Total deferred	(12,453)	(6,006)	8,101

Total income tax expense	$33,231	$56,354	$46,690

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Operations:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Tax at statutory rate	$(68,377)	$59,942	$47,800
State income taxes	2,811	4,728	4,145
Tax benefit of cross-border intercompany financing structure	(3,816)	(3,962)	(4,579)
Domestic production activities deduction	(5,133)	(5,423)	(4,173)
Excess tax benefits related to stock-based compensation	(3,940)	—	—
Goodwill impairment	112,021	—	—
Other, net	(335)	1,069	3,497

Total provision for income taxes	$33,231	$56,354	$46,690

The reconciliation includes excess tax benefits related to stock-based compensation. As described in Note 2, the Company elected to early adopt ASU 2016-09, resulting in the recognition of $4.3 million of excess tax benefits related to share-based payments, $0.4 million of which is included in the State income taxes line of the reconciliation above.

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Pension and postretirement benefits	$35,633	$7,373
Accrued liabilities	47,998	13,639
Stock compensation	19,369	16,644
Unrealized foreign exchange loss	7,716	7,449
Loss and credit carryovers	22,092	6,436
Other	37,417	16,279

Total deferred tax assets	170,225	67,820
Valuation allowance	(8,929)	(852)

Total deferred tax assets, net of valuation allowance	161,296	66,968
Deferred tax liabilities:
Fixed assets and intangible assets	(583,455)	(346,076)

Total deferred tax liabilities	(583,455)	(346,076)

Net deferred income tax liability	$(422,159)	$(279,108)

The Company has income tax net operating loss carryforwards related to its domestic and international operations which have a 20 year definite life. The Company has recorded a deferred tax asset of $8.3 million reflecting the benefit of $30.8 million in loss carryforwards. All of the loss carryforwards expire between 2033 and 2036. The Company also has state net operating loss and income tax credit carryforwards. The Company has recorded a deferred tax asset of $1.8 million reflecting the benefit of state net operating losses of $29.7 million. The state net operating loss carryforwards have a 5 to 20 year life and expire between 2018 and 2036. The

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has recorded a deferred tax asset of $10.4 million reflecting the benefit of state tax credit carryforwards of $16.0 million. The state income tax credits have a 10 to 15 year life and expire between 2018 and 2029.

The Company has recorded a valuation allowance of $8.9 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively. The Company assessed the realizability of its deferred tax assets and has determined that certain foreign non-capital loss carryforwards, state net operating loss carryforwards, and state tax credit carryforwards will more likely than not expire unused. Of the $8.9 million valuation allowance recorded at December 31, 2016, $8.1 million relates to foreign and state tax attributes acquired through the Private Brands Business acquisition and recorded in purchase accounting.

The Company or one of its subsidiaries files income tax returns in the U.S. federal, Canada, Italy, and various U.S. state jurisdictions. In the U.S. federal jurisdiction, the Company is open to examination for the tax year ended December 31, 2013 and forward; for Canadian purposes, the Company is open to examination for the tax year ended December 31, 2008 and forward; for Italian purposes, the Company is open to examination for the tax years ended September 30, 2011 and forward; and for the various U.S. state jurisdictions the Company is generally open to examination for the tax year ended December 31, 2011 and forward.

The Internal Revenue Service (“IRS”) completed the examination of Flagstone Foods, Inc.’s 2013 tax year during the second quarter of 2016, with no proposed adjustments to the Company’s tax liability. The Company received notice from the IRS regarding the examination of the Company’s 2015 tax year, which will begin in February 2017. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2013 tax years of E.D. Smith. The CRA examination is expected to be completed in 2017 or 2018. The Italian Agency of Revenue (“IAR”) is currently examining the 2007 through 2009 and 2013 tax years of Pasta Lensi S.r.l. The IAR examinations are not expected to be completed prior to 2020 due to a backlog of appeals before the agency. The Company has examinations in process with various state taxing authorities, which are expected to be complete in 2017.

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Unrecognized tax benefits beginning balance	$19,542	$13,211	$12,499
Additions based on tax positions related to the current year	—	55	476
Additions based on tax positions of prior years	1,792	1,549	83
Additions resulting from acquisitions	14,444	6,391	11,366
Reductions for tax positions of prior years	(4,293)	(1,384)	(11,163)
Payments	—	—	(50)
Foreign currency translation	(114)	(280)	—

Unrecognized tax benefits ending balance	$31,371	$19,542	$13,211

Unrecognized tax benefits are included in the Other long-term liabilities line of the Consolidated Balance Sheets. Included in the balance at December 31, 2016 are amounts that are offset by deferred taxes (i.e., temporary differences). Of the amount accrued at December 31, 2016 and 2015, $27.4 million and $16.3 million, respectively, would impact the effective tax rate if reversed. Of the amounts accrued at December 31, 2016 and 2015, $20.1 million and $9.2 million, respectively, relates to unrecognized tax benefits assumed in prior acquisitions. If reversed, the Company would also recognize non-operating expense of $20.1 million and $9.2 million, respectively, for the write-down of the related indemnification assets.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $5.8 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Less than $3.3 million of the $5.8 million would affect net income when settled.

The Company recognizes interest expense (income) and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016, 2015, and 2014, the Company recognized $0.8 million, $0.1 million, and $(0.1) million of interest and penalties in income tax expense, respectively. The Company has accrued approximately $4.6 million and $0.6 million for the payment of interest and penalties at December 31, 2016 and 2015, respectively. Of the $4.6 million, $4.3 million is indemnified.

As of December 31, 2016, approximately $142.2 million of undistributed earnings of the Company’s foreign subsidiaries were deemed to be indefinitely reinvested and, accordingly, any applicable U.S. federal income taxes and foreign withholding taxes have not been provided on these earnings. If these earnings had not been indefinitely reinvested, deferred taxes of approximately $35.8 million would have been recognized.

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. As the foreign earnings are permanently reinvested, U.S. income taxes have not been provided. For the years ended December 31, 2016 and 2015, the Company recognized a tax benefit of approximately $3.8 million and $4.0 million, respectively, related to this item.

11.	LONG-TERM DEBT

	December 31,
	2016	2015
	(In thousands)
Revolving Credit Facility	$170,000	$353,000
Term Loan A	288,000	295,500
Term Loan A-1	180,000	190,000
Term Loan A-2	1,005,781	—
2022 Notes	400,000	400,000
2024 Notes	775,000	—
Tax increment financing and other debt	5,734	6,002

Total outstanding debt	2,824,515	1,244,502
Deferred financing costs	(33,334)	(7,868)
Less current portion	(66,421)	(14,893)

Total long-term debt	$2,724,760	$1,221,741

The scheduled maturities of outstanding debt, excluding deferred financing costs, at December 31, 2016 are as follows (in thousands):

2017	$73,150
2018	79,876
2019	82,379
2020	108,049
2021	1,306,028
Thereafter	1,175,033

Total outstanding debt	$2,824,515

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Revolving Credit Facility and the Term Loans are known collectively as the “Amended and Restated Credit Agreement.” The Company’s average interest rate on debt outstanding under its Amended and Restated Credit Agreement for the year ended December 31, 2016 was 2.51%.

Revolving Credit Facility — As of December 31, 2016, $680.9 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility matures on February 1, 2021, as compared to a maturity date of May 6, 2019 under the Prior Credit Agreement. In addition, as of December 31, 2016, there were $49.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Term Loan A — On May 6, 2014, the Company entered into a $300 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2021 under the Prior Credit Agreement. The interest rates applicable to Term Loan A are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of December 31, 2016, $288.0 million was outstanding under Term Loan A.

Term Loan A-1 — On July 29, 2014, the Company entered into a $200 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2019 under the Prior Credit Agreement. The interest rates applicable to Term Loan A-1 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of December 31, 2016, $180.0 million was outstanding under Term Loan A-1.

Term Loan A-2 — On February 1, 2016, the Company entered into a $1,025 million term loan pursuant to the Amended and Restated Credit Agreement. Term Loan A-2 matures on February 1, 2021. The interest rates applicable to Term Loan A-2 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis starting June 30, 2016. Term Loan A-2 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of December 31, 2016, $1,005.8 million was outstanding under Term Loan A-2.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024 Notes — On January 29, 2016, the Company completed an exempt offering under Rule 144A and Regulation S of the Securities Act of $775 million in aggregate principal amount of 6.0% notes due February 15, 2024. The net proceeds from the issuance of the 2024 Notes (approximately $760.7 million after deducting issuance costs, providing an effective interest rate of 6.23%) were used to fund a portion of the purchase price of the Private Brands Business. Interest is payable on February 15 and August 15 of each year. The payments began on August 15, 2016. The 2024 Notes will mature on February 15, 2024.

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

Tax Increment Financing — On December 15, 2001, the Urban Redevelopment Authority of Pittsburgh (“URA”) issued $4.0 million of redevelopment bonds, pursuant to a “Tax Increment Financing Plan” to assist with certain

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aspects of the development and construction of the Company’s Pittsburgh, Pennsylvania facilities. The agreement was transferred to the Company as part of the acquisition of the soup and infant feeding business. The Company has agreed to make certain payments with respect to the principal amount of the URA’s redevelopment bonds through May 2019. As of December 31, 2016, $1.0 million remains outstanding that matures May 1, 2019. Interest accrues at an annual rate of 7.16%.

Capital Lease Obligations and Other — The Company owes $4.7 million related to capital leases. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

Deferred financing costs — As of December 31, 2016, deferred financing costs of $6.7 million and $26.6 million were included in Current portion of long-term debt and Long-term debt, respectively. Deferred financing costs of $1.4 million and $6.5 million were included in Current portion of long-term debt and Long-term debt, respectively, as of December 31, 2015.

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

As of December 31, 2016, there were 56,759,863 shares of common stock issued and outstanding. There is no treasury stock issued or outstanding.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net (loss) income	$(228,594)	$114,910	$89,880

Weighted average common shares outstanding	55,717	43,052	39,348
Assumed exercise/vesting of equity awards (1)	—	657	890

Weighted average diluted common shares outstanding	55,717	43,709	40,238

Net (loss) earnings per basic share	$(4.10)	$2.67	$2.28
Net (loss) earnings per diluted share	$(4.10)	$2.63	$2.23

(1)	Incremental shares from equity awards are computed by the treasury stock method. For the year ended December 31, 2016, weighted average common shares outstanding is the same for the computations of basic and diluted shares because the Company had a net loss for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.2 million, 0.7 million, and 0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

14.	STOCK-BASED COMPENSATION

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

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 12.3 million, of which approximately 2.3 million remain available at December 31, 2016.

(Loss) income before income taxes for the years ended December 31, 2016, 2015, and 2014 includes stock-based compensation expense for employees and directors of $29.9 million, $22.9 million, and $25.1 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $10.9 million, $9.5 million, and $8.8 million for 2016, 2015, and 2014, respectively.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — The following table summarizes stock option activity during 2016:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs.)	Value
	(In thousands)				(In thousands)
Outstanding, at January 1, 2016	1,918	20	$57.18	6.2	$41,793
Granted	470	—	$96.14
Forfeited	(144)	—	$83.67
Exercised	(175)	—	$49.89

Outstanding, at December 31, 2016	2,069	20	$64.77	5.8	$28,929

Vested/expect to vest, at December 31, 2016	2,017	20	$64.09	5.7	$28,929

Exercisable, at December 31, 2016	1,360	20	$52.60	4.1	$28,926

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Compensation expense	$7.2	$6.6	$5.4
Intrinsic value of stock options exercised	$6.9	$15.7	$53.7
Tax benefit recognized from stock option exercises	$2.5	$6.0	$20.7

Compensation costs related to unvested options totaled $12.2 million at December 31, 2016 and will be recognized over the remaining vesting period of the grants, which averages 2.1 years. The weighted average grant date fair value of options granted in 2016, 2015, and 2014 was $25.89, $22.04, and $23.00, respectively.

Stock options granted under the plan generally have a three year vesting schedule, vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.

Stock options are valued using the Black-Scholes option pricing model. Expected volatilities for 2016, 2015, and 2014 are based on historical volatilities of the Company’s stock price. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based our expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. Under this approach the expected term is 6 years. The assumptions used to calculate the value of the stock option awards granted in 2016, 2015, and 2014 are presented as follows:

	2016	2015	2014
Weighted average expected volatility	25.15%	25.07%	25.18%
Weighted average risk-free interest rate	1.19%	1.97%	2.03%
Expected dividends	0.00%	0.00%	0.00%
Expected term	6.0 years	6.0 years	6.0 years

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of December 31, 2016, 89 thousand director

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock units have been earned and deferred. The following table summarizes the restricted stock unit activity during the year ended December 31, 2016:

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at January 1, 2016	312	$76.36	111	$52.60
Granted	414	$90.40	15	$98.78
Vested	(147)	$74.85	(21)	$58.56
Forfeited	(63)	$84.91	(1)	$76.30

Outstanding, at December 31, 2016	516	$87.03	104	$57.78

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Compensation expense	$17.3	$11.7	$11.9
Fair value of vested restricted stock units	$16.3	$14.9	$12.9
Tax benefit recognized from vested restricted stock units	$5.7	$4.9	$4.7

Future compensation costs related to restricted stock units are approximately $30.7 million as of December 31, 2016 and will be recognized on a weighted average basis over the next 2.0 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

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

During the year ended December 31, 2016, based on achievement of operating performance measures, 85,249 performance units were converted into 110,926 shares of common stock, an average conversion ratio of 1.30 shares for each performance unit.

The following table summarizes the performance unit activity during the year ended December 31, 2016:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at January 1, 2016	271	$74.13
Granted	100	$98.28
Vested	(85)	$66.01
Forfeited	(40)	$82.89

Unvested, at December 31, 2016	246	$85.16

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Compensation expense	$5.4	$4.6	$7.8
Fair value of vested performance units	$8.0	$5.1	$0.4
Tax benefit recognized from performance units vested	$4.1	$1.9	$0.2

Future compensation costs related to the performance units are estimated to be approximately $12.3 million as of December 31, 2016, and are expected to be recognized over the next 2.3 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In thousands)
Balance at January 1, 2014	$(24,689)	$(7,074)	$(31,763)
Other comprehensive loss	(26,637)	—	(26,637)
Reclassifications from accumulated other comprehensive loss	—	(5,931)	(5,931)

Other comprehensive loss	(26,637)	(5,931)	(32,568)

Balance at December 31, 2014	(51,326)	(13,005)	(64,331)
Other comprehensive loss	(49,186)	—	(49,186)
Reclassifications from accumulated other comprehensive loss	—	49	49

Other comprehensive (loss) income	(49,186)	49	(49,137)

Balance at December 31, 2015	(100,512)	(12,956)	(113,468)
Other comprehensive income	11,123	—	11,123
Reclassifications from accumulated other comprehensive loss	—	1,070	1,070

Other comprehensive income	11,123	1,070	12,193

Balance at December 31, 2016	$(89,389)	$(11,886)	$(101,275)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its foreign subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $656 thousand, $30 thousand, and $(3,683) thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Affected Line in the
	Reclassifications from Accumulated			Consolidated
	Other Comprehensive Loss			Statements of Operations
	Year Ended December 31,
	2016	2015	2014
		(In thousands)
Amortization of defined benefit pension and postretirement items:
Prior service costs	$139	$139	$139	(a)
Unrecognized net loss	1,420	1,576	681	(a)
Actuarial adjustment	167	(1,636)	(10,434)	(b)

Total before tax	1,726	79	(9,614)
Income taxes	(656)	(30)	3,683	Income taxes

Net of tax	$1,070	$49	$(5,931)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 16 for additional details.
(b)	Represents the actuarial adjustment needed to adjust the Accumulated other comprehensive loss balance to actual.

16.	EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS

Pension and Postretirement Benefits — Certain of our employees and retirees participate in pension and other postretirement benefit plans. In connection with the acquisition of the Private Brands Business, the Company acquired three pension plans and one postretirement benefit plan. The obligations related to these plans were assumed by the Company at the acquisition date. Employee benefit plan obligations and expenses included in the Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions.

Defined Contribution Plans — Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2016, 2015, and 2014, the Company made matching contributions to the plan of $18.7 million, $6.7 million, and $6.0 million, respectively.

Multiemployer Pension Plans — The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multiemployer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. The Company partially withdrew from the Western Conference of Teamsters Pension Trust Plan as a result of the closure of our City of Industry, California facility during 2016, which was announced in November 2015. The Company is liable for a share of the plan’s unfunded vested benefits. An estimated partial withdrawal liability of approximately $0.8 million was accrued as of December 31, 2015 and 2016. It will not result in a full withdrawal. No other liabilities were established, as withdrawal from the remaining plans is not probable. In

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016, 2015, and 2014, the contributions to these plans, excluding withdrawal payments, were $3.2 million, $1.4 million, and $1.5 million, respectively.

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2016 and 2015 is for the plan’s years ended December 31, 2015, and 2014, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject. The Company began participating in the Bakery and Confectionery Union and Industry International Pension Fund and the Retail, Wholesale and Department Store International Union and Industry Pension Fund in 2016 as a result of the acquisition of the Private Brands Business. There have been no other significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

Plan Name:			Pension Protection Act Zone Status		FIP Implemented (yes or no)	TreeHouse Foods Contributions (In thousands)			Surcharge Imposed (yes or no)	Expiration Date Of Collective Bargaining Agreement(s)
	EIN Number	Plan Number	Plan Year Ended December 31,
			2015	2014		2016	2015	2014
Bakery and Confectionery Union and Industry International Pension Fund	52-6118572	1	Red	Red	Yes	$1,382	—	—	Yes	12/6/2016, 7/25/2020

Central States Southeast and Southwest Areas Pension Fund	36-6044243	1	Red	Red	Yes	$740	$610	$617	No	12/27/2019

Retail, Wholesale and Department Store International Union and Industry Pension Fund	63-708442	1	Red	Red	Yes	$461	—	—	Yes	6/15/2019

Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	36-6067654	1	Green	Green	No	$405	$416	$474	No	4/30/2017

Western Conference of Teamsters Pension Fund	91-6145047	1	Green	Green	No	$168	$345	$336	No		(1)

(1)	As described above, the Company closed the City of Industry, California facility during 2016. As a result, there is no collective bargaining agreement related to this plan.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company was listed in the following plan’s Form 5500 as providing more than 5.0% of the total contributions for the following plan and plan years:

Plan Name:	Years Contributions to Plan Exceeded More Than 5% of total Contributions (as of December 31 of the Plan’s Year-End)
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	2016, 2015, and 2014

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

The Company’s overall investment strategy is to provide a regular and reliable source of income to meet the liquidity needs of the pension plans and minimize reliance on plan sponsor contributions as a source of benefit security. The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. Central to the policy are target allocation ranges by major asset classes. The objective of the target allocations is to ensure the assets are invested with the intent to protect pension plan assets so that such assets are preserved for the provision of benefits to participants and their beneficiaries and such long-term growth as may maximize the amounts available to provide such benefits without undue risk. Additionally, we consider the weighted average return of a capital markets model and historical returns on comparable equity, debt, and other investments. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2016, our master trust was invested as follows: equity securities of 59.8%, fixed income securities of 39.8%, and cash and cash equivalents of 0.4%. Equity securities primarily include investments in collective equity funds that invest in domestic and international securities, with a primary focus on domestic securities. Fixed income securities primarily include investments in collective funds that invest in corporate bonds of companies from diversified industries. Other investments are short term in nature, including certificates of deposit, investments in a collective bond fund that invests in commercial paper, time deposits, fixed rate notes and bonds, and others.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s pension plan assets at December 31, 2016 and 2015 by asset category is as follows:

	Pension Plan Assets
	Fair Value Measurements at
	December 31, (h)
	2016	2015
	(In thousands)
Short Term Investment Fund (a)	$1,098	$228
Aggregate Bond Index Fund (b)	63,688	9,945
U.S. Market Cap Equity Index Fund (c)	157,713	24,613
International All Country World Index Fund (d)	22,490	3,421
Collective Daily 1-5 year Credit Bond Fund (e)	50,061	7,787
Emerging Markets Index Fund (f)	9,770	1,417
Daily High Yield Fixed Income Fund (g)	12,768	1,942

	$317,588	$49,353

(a)	This fund is an investment vehicle for cash reserves, which seeks to offer a competitive rate of return through a portfolio of high-grade, short term, and money market instruments. Principal preservation is the primary objective of this fund.
(b)	The primary objective of this fund is to hold a portfolio representative of the overall United States bond and debt market, as characterized by the Barclays Capital Aggregate Bond Index.
(c)	The primary objective of this fund is to approximate the risk and return characteristics of the Dow Jones U.S. ex-LP’s Total Stock Market Index.
(d)	The primary objective of this fund is to approximate the risk and return characteristics of the Morgan Stanley All Country World ex-US (MSCI ACWI ex-US) ND Index. This fund is commonly used to represent the non-U.S. equity in developed and emerging markets.
(e)	The primary objective of this fund is to hold a portfolio representative of the intermediate credit securities portion of the United States bond and debt markets, as characterized by the Barclays Capital U.S. 1-5 year Credit Bond Index.
(f)	The primary objective of this fund is to provide investment results that replicate the overall performance of the MSCI Emerging Markets Index. The Fund may make limited use of futures and/or options to maintain equity exposure.
(g)	The primary objective of this fund is to outperform the Barclay’s Capital High Yield Index over a market cycle while maintaining a similar level of volatility and credit quality as the index. This Fund can serve as a core bond investment position, providing exposure to the U.S. Fixed Income market.
(h)	As the fair values of all of these assets are measured using the net asset value per share practical expedient, levels within the fair value hierarchy are not provided for these assets.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Income Security Act of 1974, as amended. The Company estimates that its 2017 contributions to its pension plans will be $1.0 million. In 2014, the retirement of selected employees with substantial pension balances owed upon retirement was deemed a settlement charge of $0.6 million. The measurement date for the defined benefit pension plans is December 31. In 2016, the actuarial loss relating to the defined benefit pension plans was primarily driven by the change in the discount rate.

Other Postretirement Benefits — Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2017 contributions to its postretirement benefit plans will be $1.6 million. The measurement date for the other postretirement benefit plans is December 31.

The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $2.8 million, $2.6 million, and $2.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2016 and 2015:

	Pension Benefits		Postretirement Benefits
	2016 (1)	2015	2016 (1)	2015
	(In thousands)		(In thousands)
Change in benefit obligation:
Benefit obligation, at beginning of year	$67,851	$67,605	$3,020	$3,463
Service cost	4,343	2,374	51	15
Interest cost	15,102	2,850	1,205	144
Acquisitions	303,078	—	28,189	—
Actuarial losses (gains)	6,013	(1,813)	(1,212)	(449)
Benefits paid	(12,259)	(3,165)	(1,486)	(153)

Benefit obligation, at end of year	$384,128	$67,851	$29,767	$3,020

Change in plan assets:
Fair value of plan assets, at beginning of year	$49,353	$51,312	$—	$—
Actual return on plan assets	21,531	(834)	—	—
Company contributions	3,752	2,040	1,486	153
Acquisitions	255,211	—	—	—
Benefits paid	(12,259)	(3,165)	(1,486)	(153)

Fair value of plan assets, at end of year	$317,588	$49,353	$—	$—

Funded status of the plan	$(66,540)	$(18,498)	$(29,767)	$(3,020)

Amounts recognized in the Consolidated Balance Sheets:
Current liability	$(696)	$—	$(1,634)	$(171)
Non-current liability	(65,844)	(18,498)	(28,133)	(2,849)

Net amount recognized	$(66,540)	$(18,498)	$(29,767)	$(3,020)

Amounts recognized in Accumulated other comprehensive loss:
Net actuarial loss (gain)	$19,403	$19,785	$(1,043)	$162
Prior service cost	1,167	1,374	(100)	(168)

Total, before tax effect	$20,570	$21,159	$(1,143)	$(6)

	Pension Benefits
	2016	2015
	(In thousands)
Accumulated benefit obligation	$375,952	$65,323

Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	4.25%	4.50%
Rate of compensation increases	3.00% - 4.00%	3.00% - 4.00%

(1)	The amounts recorded in 2016 include the plans acquired as part of the acquisition of the Private Brands Business.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2016 and 2015 are as follows:

	2016		2015
	Pre-65	Post 65	Pre-65	Post 65
Health care cost trend rates:
Health care cost trend rate for next year	8.00%	7.00%	8.00%	7.50%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Discount rate	4.25%	4.25%	4.50%	4.50%
Year ultimate rate achieved	2023	2023	2024	2023

The following table summarizes the net periodic cost of our pension and postretirement benefit plans for the years ended December 31, 2016, 2015, and 2014:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
	(In thousands)			(In thousands)
Components of net periodic costs:
Service cost	$4,343	$2,374	$2,107	$51	$15	$17
Interest cost	15,102	2,850	2,772	1,205	144	153
Expected return on plan assets	(16,563)	(3,064)	(3,217)	—	—	—
Amortization of unrecognized prior service cost	207	207	207	(68)	(68)	(68)
Amortization of unrecognized net loss (gain)	1,427	1,528	663	(7)	48	18
ASC 715 settlement charge	—	—	564	—	—	—

Net periodic cost	$4,516	$3,895	$3,096	$1,181	$139	$120

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	4.50%	4.25%	4.50% - 5.00%	4.50%	4.25%	5.00%
Rate of compensation increases	3.00% - 4.00%	3.00% - 4.00%	3.00% - 4.00%	—	—	—
Expected return on plan assets	6.00%	6.00%	6.50%	—	—	—

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2017 is as follows:

	Pension	Postretirement
	(In thousands)
Net actuarial loss (gain)	$1,510	$(2)
Prior service cost	$205	$(68)

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(In thousands)
2017	$19,311	$1,634
2018	$19,995	$1,690
2019	$20,195	$1,715
2020	$21,176	$1,728
2021	$21,966	$1,779
2022-26	$115,984	$9,375

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

2016
(In thousands)
1% Increase:
Benefit obligation, end of year	$2,963
Service cost plus interest cost for the year	$126
1% Decrease:
Benefit obligation, end of year	$(2,517)
Service cost plus interest cost for the year	$(108)

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

17.	OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the years ended December 31, 2016, 2015, and 2014, respectively, which consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Restructuring	$13,542	$1,817	$2,421
Other	1,181	—	—

Total other operating expense, net	$14,723	$1,817	$2,421

18.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest paid	$92,957	$41,940	$43,598
Income taxes paid	$60,214	$50,059	$50,590
Accrued purchase of property and equipment	$20,203	$6,925	$7,497
Accrued other intangible assets	$8,276	$1,988	$2,005

Non-cash financing activities for the years ended December 31, 2016, 2015, and 2014 included $27.2 million, $20.0 million, and $13.4 million, respectively, related to the vesting of restricted stock, restricted stock units, and performance stock units.

19.	COMMITMENTS AND CONTINGENCIES

We lease certain property, plant, equipment, and distribution warehouses used in our operations under both capital and operating lease agreements. These leases have terms ranging from one to forty-one years. Rent expense under operating lease commitments was $53.2 million, $31.9 million, and $28.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of capital leases, which are reflected as Property, plant, and equipment in the Consolidated Balance Sheets, is as follows:

	December 31,
	2016	2015
	(In thousands)
Machinery and equipment	$17,418	$13,926
Less accumulated amortization	(8,176)	(6,157)

Total	$9,242	$7,769

Future minimum payments at December 31, 2016 under non-cancelable capital leases, operating leases, and unconditional purchase obligations, including input costs such as raw materials, ingredients, and packaging, are summarized as follows:

	Capital	Operating	Unconditional Purchase
	Leases	Leases	Obligations
	(In thousands)
2017	$3,106	$40,103	$82,840
2018	846	33,703	82,946
2019	833	25,369	20,767
2020	82	21,954	6,657
2021	62	17,923	6,856
Thereafter	33	68,960	7,061

Total minimum payments	4,962	$208,012	$207,127

Less amount representing interest	(208)

Present value of capital lease obligations	$4,754

Litigation, Investigations, and Audits — On November 16, 2016, a purported TreeHouse shareholder filed a putative class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. This complaint, purportedly brought on behalf of all purchasers of TreeHouse common stock from February 1, 2016 through and including November 2, 2016, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers. This complaint, like Wells, is purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.

All three complaints make substantially similar allegations. Specifically, the complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company’s business, operations, and future prospects; and (ii) failed to disclose that (a) the Company’s private label business was underperforming; (b) the Company’s acquisition strategy was underperforming; (c) the Company had overstated its full-year 2016 guidance; and (d) TreeHouse’s statements

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lacked reasonable basis. The complaints allege that these actions artificially inflated the market price of TreeHouse common stock during the class period, thus purportedly harming investors. We believe that these claims are without merit and intend to defend against them vigorously.

In addition, the Company is party in the ordinary course of business to certain claims, litigation, audits, and investigations. The Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable that may be incurred in connection with any such currently pending or threatened matter, none of which are significant. In the Company’s opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In June 2016, the Company entered into $500 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $500 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 0.86% for a period of 37 months, beginning on January 31, 2017 and ending on February 28, 2020. These agreements do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Operations, with their fair value recorded on the Consolidated Balance Sheets.

Foreign Currency Risk — Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Operations, with their fair value recorded on the Consolidated Balance Sheets. As of December 31, 2016, the Company had $23.0 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2017.

Commodity Risk — Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Consolidated Balance Sheets, with changes in value being recorded in the Consolidated Statements of Operations.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of December 31, 2016, the Company had outstanding contracts for the purchase of 54,353 megawatts of electricity, expiring throughout 2017; 3.5 million gallons of diesel, expiring throughout early 2017; 1.0 million dekatherms of natural gas, expiring throughout 2017; 0.9 million bushels of corn, expiring throughout early 2017; and 16.0 million pounds of soybean oil, expiring throughout 2017.

The following table identifies the derivative, its fair value, and location on the Consolidated Balance Sheets:

		Fair Value
		December 31,
		2016	2015
	Balance Sheet Location	(In thousands)
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$987	$—
Foreign currency contracts	Prepaid expenses and other current assets	690	1,356
Interest rate swap agreements	Prepaid expenses and other current assets	10,444	—

		$12,121	$1,356

Liability Derivatives:
Commodity contracts	Accounts payable and accrued expenses	$456	$3,778

		$456	$3,778

We recorded the following gains and losses on our derivative contracts in the Consolidated Statements of Operations:

		Year Ended
		December 31,
	Location of Gain (Loss) Recognized in Net (Loss) Income	2016	2015
		(In thousands)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other (income) expense, net	$4,309	$(734)
Foreign currency contracts	Other (income) expense, net	(666)	1,356
Interest rate swap agreements	Other (income) expense, net	10,444	—

Total unrealized gain		14,087	622
Realized gain (loss):
Commodity contracts	Manufacturing related to cost of sales and transportation related to selling and distribution	(484)	(5,169)
Foreign currency contracts	Cost of sales	(1,780)	3,821

Total realized (loss)		(2,264)	(1,348)

Total gain (loss)		$11,823	$(726)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In thousands)		(In thousands)
Not recorded at fair value (liability):
Revolving Credit Facility	$(170,000)	$(167,104)	$(353,000)	$(352,932)	2
Term Loan A	$(288,000)	$(288,101)	$(295,500)	$(294,327)	2
Term Loan A-1	$(180,000)	$(180,291)	$(190,000)	$(190,200)	2
Term Loan A-2	$(1,005,781)	$(1,007,409)	$—	$—	2
2022 Notes	$(400,000)	$(410,000)	$(400,000)	$(383,000)	2
2024 Notes	$(775,000)	$(809,875)	$—	$—	2
Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$531	$531	$(3,778)	$(3,778)	2
Foreign currency contracts	$690	$690	$1,356	$1,356	2
Interest rate swap agreements	$10,444	$10,444	$—	$—	2
Investments	$10,419	$10,419	$8,388	$8,388	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair value of the Revolving Credit Facility, Term Loan A, Term Loan A-1, Term Loan A-2, 2022 Notes, 2024 Notes, commodity contracts, foreign currency contracts, and interest rate swap agreements are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 were estimated using present value techniques and market based interest rates and credit spreads. The fair values of the Company’s 2022 Notes and 2024 Notes were estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume. The fair values of the commodity contracts, foreign currency contracts, and interest rate swap agreements are based on an analysis comparing the contract rates to the market rates at the balance sheet date. The commodity contracts, foreign currency contracts, and interest rate swap agreements are recorded at fair value on the Consolidated Balance Sheets.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

internal reporting. Therefore, asset-related information has not been presented. The reportable segments, as presented below, are consistent with the manner in which the Company reports its results to the Chief Operating Decision Maker. Our segments are as follows:

North American Retail Grocery – Our North American Retail Grocery segment sells branded and private label products to customers within the United States and Canada. These products include non-dairy powdered creamers; sweeteners; condensed, ready to serve, and powdered soups, broths, and gravies; refrigerated and shelf stable salad dressings and sauces; mayonnaise; pickles and related products; Mexican, barbeque, and other sauces; table and flavored syrups; jams, preserves, jellies, and pie fillings; aseptic products; liquid non-dairy creamer; powdered drinks; single serve hot beverages; specialty teas; ready-to-eat and hot cereals; baking and mix powders; macaroni and cheese; pasta; skillet dinners; in-store bakery products; refrigerated dough; retail griddle waffles, pancakes and French toast; cookies, crackers, pretzels, pita chips, and candy; snack nuts, bars, trail mixes, cereal snack mixes, fruit snacks, dried fruit, and other wholesome snacks.

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income (gross profit less freight out, sales commissions, and direct selling and marketing expenses). The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling and distribution expenses, unallocated costs of sales and unallocated corporate expenses. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net sales to external customers:
North American Retail Grocery	$5,092,930	$2,437,768	$2,173,391
Food Away From Home	546,655	370,360	380,069
Industrial and Export	545,425	398,277	392,642
Unallocated	(9,922)	—	—

Total	$6,175,088	$3,206,405	$2,946,102

Direct operating income:
North American Retail Grocery	$655,940	$348,827	$326,943
Food Away From Home	70,179	52,057	47,107
Industrial and Export	66,429	72,020	68,109

Total	792,548	472,904	442,159
Unallocated selling and distribution expenses	(37,422)	(8,934)	(9,159)
Unallocated cost of sales (1)	(24,575)	(170)	(998)
Unallocated corporate expense and other (2)	(827,343)	(224,064)	(213,848)

Operating (loss) income	(96,792)	239,736	218,154
Other expense	(98,571)	(68,472)	(81,584)

(Loss) income before income taxes	$(195,363)	$171,264	$136,570

Depreciation:
North American Retail Grocery	$135,628	$41,953	$40,220
Food Away From Home	14,026	8,581	8,472
Industrial and Export	15,780	7,047	6,266
Corporate office (3)	12,932	3,888	8,323

Total	$178,366	$61,469	$63,281

(1)	Includes charges related to restructurings and other costs managed at corporate.
(2)	Includes impairments of goodwill and other intangible assets.
(3)	Includes accelerated depreciation related to restructurings.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 8.7%, 11.9%, and 12.4% of total consolidated net sales in 2016, 2015, and 2014, respectively, with 6.9%, 10.8%, and 11.3% of total consolidated net sales going to Canada in 2016, 2015, and 2014, respectively. Sales are determined based on the customer destination where the products are shipped.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

	December 31,
	2016	2015
	(In thousands)
Long-lived assets:
United States	$1,212,144	$496,933
Canada	128,845	44,595
Other	18,331	—

Total	$1,359,320	$541,528

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 18.7%, 20.7%, and 18.8% of consolidated net sales in 2016, 2015, and 2014, respectively. Sales to Walmart Stores, Inc. and affiliates are included in our North American Retail Grocery segment. No other customer accounted for more than 10% of our consolidated net sales.

Total trade receivables with Walmart Stores, Inc. and affiliates represented approximately 18.6% and 21.9% of our total trade receivables as of December 31, 2016 and 2015, respectively.

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

	Year Ended December 31,
	2016	2015	2014
		(In thousands)
Products:
Snack nuts	$1,334,426	$657,993	$287,281
Retail bakery	662,719	—	—
Cookies and crackers	607,855	—	—
Cereals	551,568	159,761	168,739
Pasta and dry dinners	543,811	123,600	139,285
Beverages	492,189	433,828	499,829
Salad dressings	376,318	351,577	361,859
Soup and infant feeding	372,749	381,444	351,917
Sauces	336,194	222,873	248,979
Pickles	318,066	316,176	302,621
Beverage enhancers	313,273	338,190	359,179
Jams	107,816	51,203	53,058
Aseptic products	101,384	107,723	102,635
Other products	56,720	62,037	70,720

Total net sales	$6,175,088	$3,206,405	$2,946,102

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2016 and 2015:

	Quarter
	First (2) (3)	Second (3)	Third (3)	Fourth (4)
	(In thousands, except per share data)
Fiscal 2016
Net sales	$1,270,173	$1,541,389	$1,586,850	$1,776,676
Gross profit	224,563	265,806	285,533	349,480
(Loss) income before income taxes	(4,780)	22,175	52,608	(265,366)
Net (loss) income	(3,140)	18,965	37,404	(281,823)
Net (loss) income per common share:
Basic (1)	(0.06)	0.34	0.66	(4.96)
Diluted (1)	(0.06)	0.33	0.65	(4.96)
Fiscal 2015
Net sales	$783,145	$759,208	$798,638	$865,414
Gross profit	152,437	151,371	158,697	181,798
Income before income taxes	25,801	47,787	40,275	57,401
Net income	17,852	31,362	28,441	37,255
Net income per common share:
Basic (1)	0.42	0.73	0.66	0.86
Diluted (1)	0.41	0.72	0.65	0.85

(1)	Due to rounding and the issuance of shares on January 26, 2016, the sum of the four quarters may not be the same as the total for the year.
(2)	The Company acquired the Private Brands Business on February 1, 2016.
(3)	As described in Note 2, the Company elected to early adopt ASU 2016-09 during the fourth quarter of 2016, resulting in the recognition of $4.3 million in excess tax benefits related to share-based payments, which are included in the Income taxes line of the Consolidated Statements of Operations. The quarterly results for the first three quarters of 2016 have been recast to reflect the adoption of the ASU as of January 1, 2016, resulting in income tax benefits of $0.2 million, $3.3 million, and $0.2 million in the first, second, and third quarters of 2016, respectively. The effect of the adoption was an increase in net (loss) income by the amounts indicated for each quarter. The effect on basic net (loss) income per common share was $0.06 and $0.01 for the second and third quarters of 2016, respectively. The effect on diluted net (loss) income per common share was $0.06 for the second quarter of 2016. The adoption had no basic or diluted net (loss) income per common share impact in the first quarter of 2016, and no diluted net (loss) income per common share impact in the third quarter of 2016.
(4)	As described in Note 8, the Company recorded goodwill and other intangible asset impairment losses of $352.2 million in the fourth quarter of 2016, which are included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations.

24.	GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes and 2024 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. As described in Note 11, Protenergy Holdings, Inc. and Protenergy Natural Foods, Inc. were added as Guarantor Subsidiaries in the first quarter of 2016. Additionally, in connection with the acquisition of the Private Brands Business, TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Co.; Nutcracker Brands; Linette

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quality Chocolates; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; and The Carriage House Companies, Inc. were added as guarantors during the first quarter of 2016. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. As a result of the addition of the guarantors noted above, the following supplemental consolidating financial information has been recast for prior periods as if the new guarantor structure existed for all periods presented, as of the acquisition dates of the respective guarantors.

Condensed Supplemental Consolidating Balance Sheet

December 31, 2016

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$236	$61,875	$—	$62,111
Investments	—	—	10,419	—	10,419
Accounts receivable, net	—	372,945	56,088	—	429,033
Inventories, net	—	869,563	108,474	—	978,037
Assets held for sale	—	3,562	—	—	3,562
Prepaid expenses and other current assets	23,570	36,652	17,365	—	77,587

Total current assets	23,570	1,282,958	254,221	—	1,560,749
Property, plant, and equipment, net	31,276	1,181,013	147,031	—	1,359,320
Goodwill	—	2,330,823	116,418	—	2,447,241
Investment in subsidiaries	5,031,514	519,353	—	(5,550,867)	—
Intercompany accounts receivable (payable), net	199,593	(196,929)	(2,664)	—	—
Deferred income taxes	20,746	—	—	(20,746)	—
Intangible and other assets, net	53,921	1,018,004	106,587	—	1,178,512

Total assets	$5,360,620	$6,135,222	$621,593	$(5,571,613)	$6,545,822

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$61,257	$493,090	$72,426	$—	$626,773
Current portion of long-term debt	63,115	3,195	111	—	66,421

Total current liabilities	124,372	496,285	72,537	—	693,194
Long-term debt	2,722,332	2,187	241	—	2,724,760
Deferred income taxes	—	418,268	24,637	(20,746)	422,159
Other long-term liabilities	10,592	186,968	4,825	—	202,385
Stockholders’ equity	2,503,324	5,031,514	519,353	(5,550,867)	2,503,324

Total liabilities and stockholders’ equity	$5,360,620	$6,135,222	$621,593	$(5,571,613)	$6,545,822

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Year Ended December 31, 2016

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,838,973	$646,281	$(310,166)	$6,175,088
Cost of sales	—	4,810,217	549,655	(310,166)	5,049,706

Gross profit	—	1,028,756	96,626	—	1,125,382
Selling, general, and administrative expense	132,377	553,599	59,360	—	745,336
Amortization expense	9,450	91,152	9,270	—	109,872
Impairment of goodwill and other intangible assets	—	337,230	15,013	—	352,243
Other operating expense, net	—	12,668	2,055	—	14,723

Operating (loss) income	(141,827)	34,107	10,928	—	(96,792)
Interest expense	118,208	266	5,458	(4,777)	119,155
Interest income	(2,235)	(5,159)	(1,568)	4,777	(4,185)
Other expense (income), net	(10,449)	537	(6,487)	—	(16,399)

(Loss) income before income taxes	(247,351)	38,463	13,525	—	(195,363)
Income taxes (benefit)	(94,528)	134,387	(6,628)	—	33,231
Equity in net (loss) income of subsidiaries	(75,771)	20,153	—	55,618	—

Net (loss) income	$(228,594)	$(75,771)	$20,153	$55,618	$(228,594)

Condensed Supplemental Consolidating Statement of Operations

Year Ended December 31, 2015

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,023,048	$419,190	$(235,833)	$3,206,405
Cost of sales	—	2,434,130	363,805	(235,833)	2,562,102

Gross profit	—	588,918	55,385	—	644,303
Selling, general, and administrative expense	73,201	233,731	35,220	—	342,152
Amortization expense	8,097	42,626	9,875	—	60,598
Other operating expense, net	—	1,817	—	—	1,817

Operating (loss) income	(81,298)	310,744	10,290	—	239,736
Interest expense	43,808	354	6,976	(5,664)	45,474
Interest income	(1,450)	(5,664)	(1,517)	5,664	(2,967)
Other expense (income), net	(7)	20,311	5,661	—	25,965

(Loss) income before income taxes	(123,649)	295,743	(830)	—	171,264
Income taxes (benefit)	(47,215)	105,745	(2,176)	—	56,354
Equity in net income (loss) of subsidiaries	191,344	1,346	—	(192,690)	—

Net income (loss)	$114,910	$191,344	$1,346	$(192,690)	$114,910

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Year Ended December 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,617,998	$493,501	$(165,397)	$2,946,102
Cost of sales	—	2,081,994	422,901	(165,397)	2,339,498

Gross profit	—	536,004	70,600	—	606,604
Selling, general, and administrative expense	68,632	222,158	42,605	—	333,395
Amortization expense	6,521	35,817	10,296	—	52,634
Other operating expense, net	—	2,365	56	—	2,421

Operating (loss) income	(75,153)	275,664	17,643	—	218,154
Interest expense	41,316	667	3,924	(3,871)	42,036
Interest income	(2)	(3,900)	(959)	3,871	(990)
Loss on extinguishment of debt	22,019	—	—	—	22,019
Other expense (income), net	22	11,247	7,250	—	18,519

(Loss) income before income taxes	(138,508)	267,650	7,428	—	136,570
Income taxes (benefit)	(51,761)	99,780	(1,329)	—	46,690
Equity in net income (loss) of subsidiaries	176,627	8,757	—	(185,384)	—

Net income (loss)	$89,880	$176,627	$8,757	$(185,384)	$89,880

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2016

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(228,594)	$(75,771)	$20,153	$55,618	$(228,594)
Other comprehensive income:
Foreign currency translation adjustments	—	—	11,123	—	11,123
Pension and postretirement reclassification adjustment, net of tax	—	1,070	—	—	1,070

Other comprehensive income	—	1,070	11,123	—	12,193
Equity in other comprehensive income (loss) of subsidiaries	12,193	11,123	—	(23,316)	—

Comprehensive (loss) income	$(216,401)	$(63,578)	$31,276	$32,302	$(216,401)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2015

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$114,910	$191,344	$1,346	$(192,690)	$114,910
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(49,186)	—	(49,186)
Pension and postretirement reclassification adjustment, net of tax	—	49	—	—	49

Other comprehensive income (loss)	—	49	(49,186)	—	(49,137)
Equity in other comprehensive income (loss) of subsidiaries	(49,137)	(49,186)	—	98,323	—

Comprehensive income (loss)	$65,773	$142,207	$(47,840)	$(94,367)	$65,773

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2014

(In thousands)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$89,880	$176,627	$8,757	$(185,384)	$89,880
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(26,637)	—	(26,637)
Pension and postretirement reclassification adjustment, net of tax	—	(5,931)	—	—	(5,931)

Other comprehensive income (loss)	—	(5,931)	(26,637)	—	(32,568)
Equity in other comprehensive income (loss) of subsidiaries	(32,568)	(26,637)	—	59,205	—

Comprehensive income (loss)	$57,312	$144,059	$(17,880)	$(126,179)	$57,312

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2016

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(201,183)	$609,399	$13,722	$56,675	$478,613
Cash flows from investing activities:
Additions to property, plant, and equipment	(6,971)	(151,473)	(16,787)	—	(175,231)
Additions to intangible assets	(9,743)	(2,101)	—	—	(11,844)
Intercompany transfer	420,141	(117,771)	—	(302,370)	—
Acquisitions, less cash acquired	(2,687,722)	337	43,021	—	(2,644,364)
Proceeds from sale of fixed assets	—	1,706	15	—	1,721
Increase in restricted cash	—	(605)	—	—	(605)
Other	—	—	(1,063)	—	(1,063)

Net cash (used in) provided by investing activities	(2,284,295)	(269,907)	25,186	(302,370)	(2,831,386)
Cash flows from financing activities:
Net borrowing (repayment) of debt	1,580,281	(3,206)	(98)	—	1,576,977
Payment of deferred financing costs	(34,328)	—	—	—	(34,328)
Intercompany transfer	94,058	(336,141)	(3,612)	245,695	—
Net proceeds from issuance of common stock	835,131	—	—	—	835,131
Receipts related to stock-based award activities	8,758	—	—	—	8,758
Payments related to stock-based award activities	(8,806)	—	—	—	(8,806)

Net cash provided by (used in) financing activities	2,475,094	(339,347)	(3,710)	245,695	2,377,732
Effect of exchange rate changes on cash and cash equivalents	—	—	2,233	—	2,233

(Decrease) increase in cash and cash equivalents	(10,384)	145	37,431	—	27,192
Cash and cash equivalents, beginning of year	10,384	91	24,444	—	34,919

Cash and cash equivalents, end of year	$—	$236	$61,875	$—	$62,111

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2015

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$105,282	$357,420	$19,618	$(191,673)	$290,647
Cash flows from investing activities:
Additions to property, plant, and equipment	(874)	(64,520)	(7,340)	—	(72,734)
Additions to intangible assets	(11,830)	(1,406)	(126)	—	(13,362)
Intercompany transfer	(11,420)	(114,895)	—	126,315	—
Proceeds from sale of fixed assets	—	465	141	—	606
Other	—	—	(831)	—	(831)

Net cash (used in) provided by investing activities	(24,124)	(180,356)	(8,156)	126,315	(86,321)
Cash flows from financing activities:
Net repayment of debt	(211,500)	(3,649)	(113)	—	(215,262)
Payment of deferred financing costs	(242)	—	—	—	(242)
Intercompany transfer	120,643	(175,014)	(10,987)	65,358	—
Receipts related to stock-based award activities	8,532	—	—	—	8,532
Payments related to stock-based award activities	(6,698)	—	—	—	(6,698)
Other	(215)	—	—	—	(215)

Net cash (used in) provided by financing activities	(89,480)	(178,663)	(11,100)	65,358	(213,885)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7,503)	—	(7,503)

Decrease in cash and cash equivalents	(8,322)	(1,599)	(7,141)	—	(17,062)
Cash and cash equivalents, beginning of year	18,706	1,690	31,585	—	51,981

Cash and cash equivalents, end of year	$10,384	$91	$24,444	$—	$34,919

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2014

(In thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$166,820	$217,310	$29,816	$(184,396)	$229,550
Cash flows from investing activities:
Additions to property, plant, and equipment	(16,201)	(66,011)	(6,363)	—	(88,575)
Additions to intangible assets	(9,012)	(2,544)	913	—	(10,643)
Intercompany transfer	(1,055,537)	884,087	(12,946)	184,396	—
Acquisitions, net of cash acquired	—	(996,062)	3,053	—	(993,009)
Proceeds from sale of fixed assets	—	2,457	385	—	2,842
Other	—	—	(521)	—	(521)

Net cash (used in) provided by investing activities	(1,080,750)	(178,073)	(15,479)	184,396	(1,089,906)
Cash flows from financing activities:
Net borrowing (repayment) of debt	515,000	(2,839)	(356)	—	511,805
Payment of deferred financing costs	(13,712)	—	—	—	(13,712)
Payment of debt premium for extinguishment of debt	(16,693)	—	—	—	(16,693)
Intercompany transfer	38,577	(38,577)	—	—	—
Net proceeds from issuance of stock	358,364	—	—	—	358,364
Receipts related to stock-based award activities	32,608	—	—	—	32,608
Payments related to stock-based award activities	(4,776)	—	—	—	(4,776)

Net cash provided by (used in) financing activities	909,368	(41,416)	(356)	—	867,596
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,734)	—	(1,734)

(Decrease) increase in cash and cash equivalents	(4,562)	(2,179)	12,247	—	5,506
Cash and cash equivalents, beginning of year	23,268	3,869	19,338	—	46,475

Cash and cash equivalents, end of year	$18,706	$1,690	$31,585	$—	$51,981

25.	SUBSEQUENT EVENTS

In the first quarter of 2017, the Company completed changes in our organizational structure to better position the Company for success. These changes are strategic in nature with a focus to better align and utilize the resources of our much larger Company as a result of the acquisition of the Private Brands Business. Due to this organizational change, we will also change our reportable segments to align with the way the business is managed. Beginning with the first quarter of 2017, the Company expects to have the following five reportable segments: Baked Goods, Beverages, Condiments, Meals, and Snacks. This change is expected to align the Company’s reportable segments with the way the business is structured and managed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. We have excluded the Private Brands Business from our evaluation of disclosure controls and procedures, to the extent subsumed by internal control over financial reporting, as of December 31, 2016 because the Private Brands Business was acquired by the Company on February 1, 2016. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting at the Private Brands Business. The net sales and total assets of the Private Brands Business represented approximately 48.5% and 48.8%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2016.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2016, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 includes all of the Company’s subsidiaries with the exception of the operations of the Private Brands Business. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting at the Private Brands Business. The net sales and total assets of the Private Brands Business represented approximately 48.5% and 48.8%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2016. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016. This report is included with this Form 10-K.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, IL

We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting for the Private Brands Business, which was acquired on February 1, 2016 and whose financial statements constitute 48.5% and 48.8% of net sales and total assets, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting for the Private Brands Business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 16, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 16, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2017 Proxy Statement”) to be filed with the SEC in connection with our 2017 annual meeting of the stockholders under the headings, Directors and Management — Directors and Executive Officers and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2017 Proxy Statement under the headings, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2017 Proxy Statement under the heading, Committee Meetings/Role of the Committees — Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee, and is incorporated herein by reference.

The information required by this item concerning our executive officers is incorporated herein by reference to our proxy statement (to be filed) for our April 27, 2017 Annual Meeting of Stockholders.

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

The information required by this item is included in the 2017 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2017 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the 1934 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the 2017 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2017 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2017 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Matthew J. Foulston
Matthew J. Foulston
Executive Vice President and Chief Financial Officer

February 16, 2017

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed Sam K. Reed	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2017

/s/ Matthew J. Foulston Matthew J. Foulston	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2017

/s/ George V. Bayly George V. Bayly	Director	February 16, 2017

/s/ Linda K. Massman Linda K. Massman	Director	February 16, 2017

/s/ Dennis F. O’Brien Dennis F. O’Brien	Director	February 16, 2017

/s/ Frank J. O’Connell Frank J. O’Connell	Director	February 16, 2017

/s/ Ann M. Sardini Ann M. Sardini	Director	February 16, 2017

/s/ Gary D. Smith Gary D. Smith	Director	February 16, 2017

/s/ Terdema L. Ussery, II Terdema L. Ussery, II	Director	February 16, 2017

/s/ David B. Vermylen David B. Vermylen	Director	February 16, 2017

SCHEDULE II

TREEEHOUSE FOODS, INC.

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2016, 2015 and 2014

Allowance for doubtful accounts deducted from accounts receivable:

	Balance Beginning of Year	Change to Allowance	Acquisitions	Write-Offs of Uncollectable Accounts	Recoveries	Balance End of Year
			(In thousands)
2014	$405	$1,023	$428	$(523)	$—	$1,333
2015	$1,333	$32	$—	$(783)	$—	$582
2016	$582	$88	$632	$(412)	$1	$891

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement, dated as of April 18, 2014, by and among TreeHouse Foods, Inc., Whitecastle Investments Limited, the other sellers party thereto and PFF Capital is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated April 18, 2014.

2.2	Agreement and Plan of Merger, dated as of June 27, 2014, by and among Bay Valley Foods LLC, Snacks Acquisition Sub, Inc., Snacks Parent Corporation and Gryphon Partners is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 27, 2014.

2.3	Agreement, dated as of November 1, 2015, between ConAgra Foods, Inc. and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 1, 2015.

3.1	Amended and Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 28, 2011, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.

3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated April 28, 2011.

4.1	Form of TreeHouse Foods, Inc. Common Stock Certificate is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

4.2	Form of Certificate of Designation of Series A Junior Participating Preferred Stock incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2005.

4.3	Indenture, dated March 2, 2010, among the Company, the subsidiary guarantors party thereto and the Trustee is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 2, 2010.

4.4	Fourth Supplemental Indenture, dated as of March 11, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 11, 2014.

4.5	Fifth Supplemental Indenture, dated as of March 11, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 11, 2014.

4.6	Sixth Supplemental Indenture, dated as of July 29, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.9 to our Form 10-K filed with the Commission on February 18, 2016.

4.7	Seventh Supplemental Indenture, dated as of August 25, 2014, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.10 to our Form 10-K filed with the Commission on February 18, 2016.

4.8	Eighth Supplemental Indenture, dated as of December 31, 2015, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.11 to our Form 10-K filed with the Commission on February 18, 2016.

4.9	Ninth Supplemental Indenture, dated as of January 29, 2016, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 29, 2016.

4.10	Tenth Supplemental Indenture, dated as of February 1, 2016, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 29, 2016.

Exhibit No.	Exhibit Description

10.1**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.2**	Employment Agreement, dated January 27, 2005, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.3	Form of Subscription Agreement is incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 filed with the Commission on May 13, 2005.

10.4**	Form of Memorandum of Amendment to Stockholders Agreement and Employment Agreements of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill, and Harry J. Walsh is incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

10.5**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.

10.6	Credit Agreement, dated as of May 6, 2014, between the Company, Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 6, 2014.

10.7	Additional Credit Extension Amendment dated July 29, 2014 among the Company, Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated July 29, 2014.

10.8	Amended and Restated Credit Agreement, dated as of February 1, 2016, between the Company and Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 29, 2016.

10.9**	Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.

10.10**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.

10.11**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2008.

10.12**	First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2008.

10.13**	Employment Agreement by and between TreeHouse Foods, Inc. and Dennis F. Riordan is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2008.

10.14**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.

10.15**	Second Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.

Exhibit No.	Exhibit Description

10.16**	TreeHouse Foods, Inc. Executive Severance Plan, amended and restated as of February 21, 2014 is incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K dated February 21, 2014.

10.17**	First Amendment to Employment Agreement, date April 21, 2009, between TreeHouse Foods, Inc. and Dennis F. Riordan is Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2009.

10.18**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2009.

10.19**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2015.

10.20**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2009.

10.21**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission August 6, 2015.

10.22**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2015.

10.23**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Commission August 6, 2015.

10.24**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filed with the Commission August 6, 2009.

10.25**	Third Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.32 of our Form 10-K filed with the Commission February 21, 2013.

10.26**	Consulting Agreement, dated February 10, 2011, between the Company and David B. Vermylen is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2011.

10.27**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 2, 2015.

10.28**	Second Amendment to Employment Agreement, dated January 27, 2005, between TreeHouse Foods, Inc. and Sam K. Reed, dated February 24, 2014 is incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.29**	Second Amendment to Employment Agreement, dated January 27, 2005, between TreeHouse Foods, Inc. and Thomas E. O’Neill, dated February 24, 2014 is incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.30**	Second Amendment to Employment Agreement, dated November 8, 2007, between TreeHouse Foods, Inc. and Dennis F. Riordan, dated February 21, 2014 is incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.31**	Employment Agreement between TreeHouse Foods, Inc. and Christopher D. Sliva, dated February 24, 2014 is incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10.32**	Consulting Agreement, dated July 28, 2015 between TreeHouse Foods, Inc. and Harry J. Walsh is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 28, 2015.

Exhibit No.	Exhibit Description

10.33**	Employment Offer Letter, dated November 2, 2016, between TreeHouse Foods, Inc. and Matthew J. Foulston is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2016.

10.34**	Employment Agreement, dated November 2, 2016, between TreeHouse Foods, Inc. and Matthew J. Foulston is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 3, 2016.

12.1*	Computation of Ratio of Earnings to Fixed Changes.

18.1*	Preferability Letter from Deloitte & Touche LLP.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.