Form 10-Q
period 2017-03-31
TreeHouse Foods, Inc.
filed 2017-05-04
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes        ☒    No        ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting Company	☐
(Do not check if a smaller reporting company)

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2017: 56,939,508

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67.2	$62.1
Investments	11.3	10.4
Receivables, net	384.3	429.0
Inventories, net	989.5	978.0
Assets held for sale	3.6	3.6
Prepaid expenses and other current assets	68.0	77.6

Total current assets	1,523.9	1,560.7
Property, plant, and equipment, net	1,338.3	1,359.3
Goodwill	2,451.1	2,447.2
Intangible assets, net	1,118.5	1,137.6
Other assets, net	43.2	41.0

Total assets	$6,475.0	$6,545.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$549.2	$626.8
Current portion of long-term debt	79.6	66.4

Total current liabilities	628.8	693.2
Long-term debt	2,677.1	2,724.8
Deferred income taxes	403.0	422.2
Other long-term liabilities	217.5	202.3

Total liabilities	3,926.4	4,042.5
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.9 and 56.8 shares issued and outstanding, respectively	0.6	0.6
Additional paid-in capital	2,085.1	2,071.9
Retained earnings	560.3	532.1
Accumulated other comprehensive loss	(97.4)	(101.3)

Total stockholders’ equity	2,548.6	2,503.3

Total liabilities and stockholders’ equity	$6,475.0	$6,545.8

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Net sales	$1,536.2	$1,270.2
Cost of sales	1,249.8	1,045.6

Gross profit	286.4	224.6
Operating expenses:
Selling and distribution	104.6	85.5
General and administrative	79.1	94.6
Amortization expense	28.6	23.8
Other operating expense, net	6.8	1.7

Total operating expenses	219.1	205.6

Operating income	67.3	19.0
Other expense (income):
Interest expense	29.7	25.7
Interest income	(2.8)	(2.8)
Loss (gain) on foreign currency exchange	0.1	(4.1)
Other expense, net	0.6	5.0

Total other expense	27.6	23.8

Income (loss) before income taxes	39.7	(4.8)
Income taxes	11.5	(1.6)

Net income (loss)	$28.2	$(3.2)

Net earnings (loss) per common share:
Basic	$0.50	$(0.06)
Diluted	$0.49	$(0.06)
Weighted average common shares:
Basic	56.9	52.7
Diluted	57.6	52.7

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Net income (loss)	$28.2	$(3.2)

Other comprehensive income:
Foreign currency translation adjustments	3.6	24.3
Pension and postretirement reclassification adjustment (1)	0.3	0.3

Other comprehensive income	3.9	24.6

Comprehensive income	$32.1	$21.4

(1)	Net of tax of $0.2 and $0.1 for the three months ended March 31, 2017 and 2016, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$28.2	$(3.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43.8	35.6
Amortization	28.6	23.8
Stock-based compensation	7.5	6.2
Amortization of deferred financing costs	2.0	1.6
Mark-to-market loss on derivative contracts	0.2	4.7
Loss on disposition of assets	1.7	0.7
Deferred income taxes	(20.3)	(0.9)
Loss (gain) on foreign currency exchange	0.1	(4.1)
Write-down of tangible assets	1.5	—
Other	(0.2)	(0.3)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	45.0	15.5
Inventories	(10.6)	46.8
Prepaid expenses and other assets	3.3	(16.8)
Accounts payable, accrued expenses, and other liabilities	(52.3)	1.3

Net cash provided by operating activities	78.5	110.9
Cash flows from investing activities:
Additions to property, plant, and equipment	(34.7)	(24.9)
Additions to intangible assets	(8.7)	(2.0)
Acquisitions, less cash acquired	—	(2,640.2)
Proceeds from sale of fixed assets	0.2	0.1
Other	(0.3)	(0.3)

Net cash used in investing activities	(43.5)	(2,667.3)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	115.0	106.0
Payments under Revolving Credit Facility	(137.0)	(124.0)
Proceeds from issuance of Term Loan A-2	—	1,025.0
Proceeds from issuance of 2024 Notes	—	775.0
Payments on capitalized lease obligations and other debt	(1.4)	(0.8)
Payment of deferred financing costs	—	(34.3)
Payments on Term Loans	(12.7)	(4.4)
Net proceeds from issuance of common stock	—	835.1
Receipts related to stock-based award activities	6.7	1.9
Payments related to stock-based award activities	(0.9)	(0.1)

Net cash (used in) provided by financing activities	(30.3)	2,579.4
Effect of exchange rate changes on cash and cash equivalents	0.4	3.2

Net increase in cash and cash equivalents	5.1	26.2
Cash and cash equivalents, beginning of period	62.1	34.9

Cash and cash equivalents, end of period	$67.2	$61.1

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2017

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the “Company,” “TreeHouse,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. Certain prior year amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Results of operations for interim periods are not necessarily indicative of annual results.

In the first quarter of 2017, the Company completed changes in its organizational structure that resulted in a change in how the Company manages its business and allocates resources. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. See Note 22 for additional details. All prior period amounts have been recast to reflect the change in reportable segments.

In the fourth quarter of 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this ASU, excess tax benefits and deficiencies are no longer recognized as additional paid-in capital in the Condensed Consolidated Balance Sheets. The ASU requires recognition of excess tax benefits and deficiencies in the Condensed Consolidated Statements of Operations. As the Company adopted the ASU in the fourth quarter, any related adjustments were required to be reflected as of the beginning of the fiscal year of adoption. The results for the first quarter of 2016 have been recast to reflect the adoption of the ASU as of January 1, 2016, resulting in an income tax benefit of $0.2 million related to the recognition of excess tax benefits and deficiencies, which is included in the Income taxes line of the Condensed Consolidated Statements of Operations. The adoption had no impact on basic or diluted net earnings (loss) per common share in the first quarter of 2016. Additionally, the ASU requires excess tax benefits to be reported as a component of operating activities in the Condensed Consolidated Statements of Cash Flows. Excess tax benefits of $0.2 million were retrospectively reclassified from financing to operating activities in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016. The effects of the adoption of the other provisions of this ASU were immaterial.

On February 1, 2016, the Company acquired all of the outstanding common stock of Ralcorp Holdings, Inc., the Missouri corporation through which the private brands business (“Private Brands Business”) of ConAgra Foods, Inc. was operated. Ralcorp Holdings, Inc. was renamed TreeHouse Private Brands, Inc. during the first quarter of 2016. The results of operations of the Private Brands Business are included in our financial statements from the date of acquisition and are included in the Baked Goods, Condiments, Meals, and Snacks segments, as applicable.

The Private Brands Business was on a 4-4-5 fiscal calendar during the first quarter of 2016, and March 27, 2016 was the fiscal period end closest to the Company’s fiscal quarter end. This difference did not have a significant impact on the results of operations of the Private Brands Business. In the fourth quarter of 2016, the Company changed the fiscal year end of the Private Brands Business to December 31. The Company did not retrospectively apply the effects of this change to the first quarter of 2016 due to impracticability, and believes the effects would be immaterial.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which revises how employers that sponsor defined benefit pension and other postretirement plans present net periodic benefit cost. The ASU requires an employer to present the service cost component in the same income statement line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires adoption on a retrospective basis for the presentation of net benefit cost components. The Company is currently assessing the impact that this standard will have upon adoption.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). This ASU will not apply to inventory valued under the last-in-first-out method. Under current guidance, an entity is required to measure inventory at the lower of cost or market, with market defined as replacement cost, NRV, or NRV less a normal profit margin. The three market measurements added complexity and reduced comparability in the valuation of inventory. FASB issued this ASU as part of its simplification initiative to address these issues. The ASU is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company prospectively adopted the ASU during the first quarter of 2017, the impact of which was not significant.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduced a new framework to be used when recognizing revenue in an attempt to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using either the full retrospective method, which presents the impact of the change separately in each prior year presented, or the modified retrospective method, which includes the cumulative changes to all prior years presented in beginning retained earnings in the year of initial adoption. The Company expects to use the modified retrospective method. The FASB also issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, in April 2016 and May 2016, respectively, which amend the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company is in the initial stages of assessing the impact that these standards will have on its accounting policies, processes, system requirements, internal controls, and disclosures. Internal resources have been assigned to this assessment, and the Company has engaged a third-party to assist in the assessment and implementation. The Company has begun to assess the impact that these standards will have on our financial position and results of operations.

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

Facility Location	Date of Closure Announcement	End of Production	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
						(In millions)
City of Industry, California	November 18, 2015	First quarter of 2016	Third quarter of 2016	Liquid non-dairy creamer and refrigerated salad dressings	Beverages, Condiments	$6.9	$3.8
Ayer, Massachusetts	April 5, 2016	First quarter of 2017	Third quarter of 2017	Spoonable dressings	Condiments	$8.2	$5.5
Azusa, California	May 24, 2016	First quarter of 2017	Third quarter of 2017	Bars and snack products	Snacks	$15.5	$12.2
Ripon, Wisconsin	May 24, 2016	Fourth quarter of 2016	Fourth quarter of 2016	Sugar wafer cookies	Baked Goods	$2.5	$1.4
Delta, British Columbia	November 3, 2016	Fourth quarter of 2017	First quarter of 2018	Frozen griddle products	Baked Goods	$5.2	$3.7
Battle Creek, Michigan	November 3, 2016	(1)	(1)	Ready-to-eat cereal	Meals	$10.4	$2.8

(1)	The downsizing of this facility began in January 2017 and is expected to last approximately 15 months.

Total expected costs to close the City of Industry, California facility have been reduced by approximately $4.9 million since the initial announcement while total expected costs to close the Ayer, Massachusetts, Azusa, California, and Ripon, Wisconsin facilities have been increased by approximately $1.7 million, $0.6 million, and $0.4 million, respectively. Total costs to downsize the Battle Creek, Michigan facility have increased by approximately $0.9 million since the initial announcement.

Below is a summary of the plant closing costs:

	Three Months Ended	Three Months Ended	Cumulative Costs	Total Expected
	March 31, 2017	March 31, 2016	To Date	Costs

	(In millions)
Asset-related	$4.4	$0.8	$14.6	$19.3
Employee-related	2.5	0.6	9.8	13.6
Other closure costs	2.5	0.1	7.0	15.8

Total	$9.4	$1.5	$31.4	$48.7

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities recorded as of March 31, 2017 associated with these plant closings relate to severance and the partial withdrawal from a multiemployer pension plan. The severance liability is included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets while the multiemployer pension plan withdrawal liability is included in the Other long-term liabilities line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the liabilities as of March 31, 2017:

	Severance	Multiemployer Pension Plan Withdrawal	Total Liabilities
	(In millions)
Balance as of December 31, 2016	$3.5	$0.8	$4.3
Expense	2.3	—	2.3
Payments	(1.3)	—	(1.3)

Balance as of March 31, 2017	$4.5	$0.8	$5.3

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

The Private Brands Business acquisition is accounted for under the acquisition method of accounting and the results of operations are included in our Condensed Consolidated Financial Statements from the date of acquisition in the Baked Goods, Condiments, Meals, and Snacks segments. Included in the Company’s Condensed Consolidated Statements of Operations are the Private Brands Business’s net sales of approximately $506.4 million and income before income taxes of $12.2 million from the date of acquisition through March 31, 2016. Integration costs of $5.8 million, which are included in the Cost of sales and General and administrative expense lines of the Condensed Consolidated Statements of Operations, were included in determining income before income taxes.

We have completed the purchase price allocation to net tangible and intangible assets acquired and liabilities assumed as follows:

(In millions)
Cash	$43.3
Receivables	162.7
Inventory	443.7
Property, plant, and equipment	809.6
Customer relationships	510.9
Trade names	33.0
Software	19.6
Formulas	23.2
Other assets	50.2
Goodwill	1,141.2

Assets acquired	3,237.4
Deferred taxes	(152.8)
Assumed current liabilities	(246.6)
Assumed long-term liabilities	(150.3)

Total purchase price	$2,687.7

The Company allocated $496.1 million to customer relationships with retail grocery customers, which have an estimated life of 13 years, and $14.8 million to customer relationships with food away from home customers, which have an estimated life of 10 years. The Company allocated $33.0 million to trade names, which have an estimated life of 10 years. The Company allocated $23.2 million to formulas, which have an estimated life of 5 years. The Company allocated $19.6 million to capitalized software with estimated lives of 1 to 5 years, depending on expected use. The aforementioned intangibles will be amortized on a straight line basis. Indemnification assets related to taxes of approximately $13.8 million were also recorded. The Company increased the cost of acquired inventories by approximately $8.4 million, and expensed $8.2 million of this amount as a component of cost of sales in the first quarter of 2016. The Company has allocated $555.0 million, $73.3 million, $413.8 million, and $97.9 million of goodwill to the Baked Goods, Condiments, Meals, and Snacks segments, respectively. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $35.2 million in acquisition costs during the three months ended March 31, 2016 and none in 2017. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values for customer relationships at the acquisition date were determined using the excess earnings method under the income approach. Trade name fair values were determined using the relief from royalty method, while the fair value of formulas was determined using the cost approach. Real property fair values were determined using the cost and market approaches, while the fair value of personal property was determined using the indirect cost approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates, and royalty rates.

Since the preliminary purchase price allocation included in the Company’s Annual Report for the fiscal year ended December 31, 2016, the Company recorded purchase price adjustments related to taxes, resulting in an increase to goodwill of approximately $3.0 million. These adjustments did not impact the Condensed Consolidated Statements of Operations.

The following unaudited pro forma information shows the results of operations for the Company as if its acquisition of the Private Brands Business had been completed as of January 1, 2016. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the issuance of common stock, interest expense related to the financing of the business combination, and related income taxes. Excluded from the 2016 pro forma results are $35.2 million of costs incurred by the Company in connection with the acquisition. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

Three Months Ended March 31, 2016
(In millions, except per share data)
Pro forma net sales	$1,594.1

Pro forma net income	$18.6

Pro forma basic earnings per common share	$0.33

Pro forma diluted earnings per common share	$0.32

5. INVESTMENTS

	March 31,	December 31,
	2017	2016
	(In millions)
U.S. equity	$8.3	$7.6
Non-U.S. equity	1.9	1.8
Fixed income	1.1	1.0

Total investments	$11.3	$10.4

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVENTORIES

	March 31,	December 31,
	2017	2016
	(In millions)
Raw materials and supplies	$427.9	$429.4
Finished goods	585.6	571.9
LIFO reserve	(24.0)	(23.3)

Total inventories	$989.5	$978.0

Inventory is generally accounted for under the first-in, first-out (“FIFO”) method, and a portion is accounted for under the last-in, first-out (“LIFO”) method and the weighted average costing approach. Approximately $81.5 million and $105.9 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2017 and December 31, 2016, respectively. Approximately $120.4 million and $116.2 million of our inventory was accounted for using the weighted average costing approach at March 31, 2017 and December 31, 2016, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT

	March 31,	December 31,
	2017	2016
	(In millions)
Land	$71.5	$71.2
Buildings and improvements	473.7	465.3
Machinery and equipment	1,357.0	1,324.5
Construction in progress	57.0	85.0

Total	1,959.2	1,946.0
Less accumulated depreciation	(620.9)	(586.7)

Property, plant, and equipment, net	$1,338.3	$1,359.3

Depreciation expense was $43.8 million and $35.6 million for the three months ended March 31, 2017 and 2016, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. GOODWILL AND INTANGIBLE ASSETS

As a result of the changes in organizational structure completed in the first quarter of 2017, the Company now has the following five operating segments, which are also its reporting units: Baked Goods, Beverages, Condiments, Meals, and Snacks. See Note 22 for more information.

The Company allocated the goodwill balance as of January 1, 2017 between the new reporting units using a relative fair value allocation approach. The change was considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2017. The Company performed the first step of the impairment test, which did not result in the identification of any impairment losses. Changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows:

	Baked
	Goods	Beverages	Condiments	Meals	Snacks	Total
	(In millions)
Balance at January 1, 2017	$554.2	$713.2	$433.1	$470.6	$276.1	$2,447.2
Purchase price adjustments	1.4	—	0.2	1.1	0.3	3.0
Foreign currency exchange adjustments	—	0.4	0.5	—	—	0.9

Balance at March 31, 2017	$555.6	$713.6	$433.8	$471.7	$276.4	$2,451.1

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(In millions)
Trademarks	$21.7	$21.6

Total indefinite lived intangibles	$21.7	$21.6

The increase in the indefinite lived intangibles balance is due to foreign currency translation.

The gross carrying amounts and accumulated amortization of intangible assets, with finite lives, as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)				(In millions)
Intangible assets with finite lives:
Customer-related	$1,285.4	$(315.3)	$970.1	$1,284.3	$(293.3)	$991.0
Contractual agreements	3.0	(2.9)	0.1	3.0	(2.9)	0.1
Trademarks	65.8	(21.1)	44.7	69.6	(23.6)	46.0
Formulas/recipes	33.7	(14.2)	19.5	33.7	(12.8)	20.9
Computer software	124.3	(61.9)	62.4	115.7	(57.7)	58.0

Total finite lived intangibles	$1,512.2	$(415.4)	$1,096.8	$1,506.3	$(390.3)	$1,116.0

Total intangible assets, excluding goodwill, as of March 31, 2017 and December 31, 2016 were $1,118.5 million and $1,137.6 million, respectively. Amortization expense on intangible assets for the three months ended March 31, 2017 and 2016 was $28.6 million and $23.8 million, respectively. Estimated amortization expense on intangible assets for 2017 and the next four years is as follows:

(In millions)
2017	$111.5
2018	$105.1
2019	$103.1
2020	$100.3
2021	$90.4

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31,	December 31,
	2017	2016
	(In millions)
Accounts payable	$416.8	$458.1
Payroll and benefits	65.7	78.5
Interest	7.4	24.1
Taxes	16.2	31.0
Health insurance, workers’ compensation, and other insurance costs	26.3	17.2
Marketing expenses	11.8	12.4
Other accrued liabilities	5.0	5.5

Total	$549.2	$626.8

10. INCOME TAXES

Income taxes were recorded at an effective rate of 29.0% and 33.3% for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the benefits associated with the federal domestic production activities deduction, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. In addition, the Company’s effective tax rate reflects a discrete benefit of approximately 2.1% attributable to the vesting and exercise of share-based awards.

During the first quarter of 2017, the Internal Revenue Service (“IRS”) initiated an examination of TreeHouse Foods, Inc. & Subsidiaries’ 2015 tax year. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2013 tax years of E.D. Smith. The CRA examination is expected to be completed in 2017 or 2018. The Italian Agency of Revenue (“IAR”) is currently examining the 2007 through 2009 and 2013 tax years of Pasta Lensi S.r.l. The IAR examinations are not expected to be completed prior to 2020 due to a backlog of appeals before the agency. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2017 and 2018.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $5.8 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $3.3 million of the $5.8 million would affect net income when settled.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LONG-TERM DEBT

	March 31,	December 31,
	2017	2016
	(In millions)
Revolving Credit Facility	$148.0	$170.0
Term Loan A	284.2	288.0
Term Loan A-1	177.5	180.0
Term Loan A-2	999.4	1,005.8
2022 Notes	400.0	400.0
2024 Notes	775.0	775.0
Tax increment financing and other debt	4.3	5.7

Total outstanding debt	2,788.4	2,824.5
Deferred financing costs	(31.7)	(33.3)
Less current portion	(79.6)	(66.4)

Total long-term debt	$2,677.1	$2,724.8

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

The Revolving Credit Facility and the Term Loans are known collectively as the “Amended and Restated Credit Agreement.” The Company’s average interest rate on debt outstanding under its Amended and Restated Credit Agreement for the three months ended March 31, 2017 was 2.79%. Including the interest rate swap agreements described below with a weighted average fixed interest rate base of approximately 0.86% on $500 million, the average rate increases to 2.80%.

Revolving Credit Facility — As of March 31, 2017, $702.7 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility matures on February 1, 2021, as compared to a maturity date of May 6, 2019 under the Prior Credit Agreement. In addition, as of March 31, 2017, there were $49.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

The Amended and Restated Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect subsidiaries: Bay Valley Foods, LLC; Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; Flagstone Foods, Inc.; Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc.; American Italian Pasta Co.; Nutcracker Brands, Inc.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc., and certain other subsidiaries that may become guarantors in the future are collectively known as the “Guarantor Subsidiaries.”

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

Term Loan A — On May 6, 2014, the Company entered into a $300 million term loan whose maturity date was amended in connection with the Amended and Restated Credit Agreement. The new maturity date is February 1, 2021, as compared to May 6, 2021 under the Prior Credit Agreement. The interest rates applicable to Term Loan A are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of March 31, 2017, $284.2 million was outstanding under Term Loan A.

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

Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of March 31, 2017, $177.5 million was outstanding under Term Loan A-1.

Term Loan A-2 — On February 1, 2016, the Company entered into a $1,025 million term loan pursuant to the Amended and Restated Credit Agreement. Term Loan A-2 matures on February 1, 2021. The interest rates applicable to Term Loan A-2 are based on the Company’s consolidated leverage ratio, and are determined by either (i) LIBOR, plus a margin ranging from 1.25% to 3.00%, or (ii) a

Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.25% to 2.00%. Payments are due on a quarterly basis. Term Loan A-2 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of March 31, 2017, $999.4 million was outstanding under Term Loan A-2.

2022 Notes —On March 11, 2014, the Company completed its underwritten public offering of $400 million in aggregate principal amount of 4.875% notes due March 15, 2022 (the “2022 Notes”). The net proceeds of $394 million ($400 million less underwriting discount of $6 million, providing an effective interest rate of 4.99%) were used to extinguish the Company’s previously issued 7.75% notes due on March 1, 2018. Interest is payable on March 15 and September 15 of each year. The 2022 Notes will mature on March 15, 2022.

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

2024 Notes —On January 29, 2016, the Company completed an exempt offering under Rule 144A and Regulation S of the Securities Act of $775 million in aggregate principal amount of 6.0% notes due February 15, 2024. The net proceeds from the issuance of the 2024 Notes (approximately $760.7 million after deducting issuance costs, providing an effective interest rate of 6.23%) were used to fund a portion of the purchase price of the Private Brands Business. Interest is payable on February 15 and August 15 of each year. The 2024 Notes will mature on February 15, 2024.

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

12. STOCKHOLDERS’ EQUITY

Common stock — The Company has authorized 90 million shares of common stock with a par value of $0.01 per share. No dividends have been declared or paid. As of March 31, 2017, there were 56,921,736 shares of common stock issued and outstanding. There is no treasury stock issued or outstanding.

Preferred Stock — The Company has authorized 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share data)
Net income (loss)	$28.2	$(3.2)

Weighted average common shares outstanding	56.9	52.7
Assumed exercise/vesting of equity awards (1)	0.7	—

Weighted average diluted common shares outstanding	57.6	52.7

Net earnings (loss) per basic share	$0.50	$(0.06)
Net earnings (loss) per diluted share	$0.49	$(0.06)

(1)	Incremental shares from equity awards are computed using the treasury stock method. For the three months ended March 31, 2016, weighted average common shares outstanding is the same for the computations of basic and diluted earnings per share because the Company had a net loss for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.6 million and 0.8 million for the three months ended March 31, 2017 and 2016, respectively.

14. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company’s stockholders approved, the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”). On April 27, 2017, the Plan was amended and restated to increase the number of shares available for issuance under the Plan by 3.8 million shares, effective February 14, 2017. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee determines specific awards for our executive officers. For all other employees, if the committee designates, our Chief Executive Officer or such other officers will, from time to time, determine specific persons to whom awards under the Plan will be granted, and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, also will make all other necessary decisions and interpretations under the plan.

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 16.1 million, of which approximately 4.6 million remain available at March 31, 2017.

Income (loss) before income taxes for the three month periods ended March 31, 2017 and 2016 includes stock-based compensation expense of $7.5 million and $6.2 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $2.8 million and $2.2 million for the three month periods ended March 31, 2017 and 2016, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2017. Stock options generally have a three year vesting schedule, which vest in approximately three equal installments on each of the first three anniversaries of the grant date, and expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In millions)
Outstanding, at December 31, 2016	2,069	20	$64.77	5.8	$28.9
Granted	431	—	$84.56
Forfeited	(13)	—	$87.57
Exercised	(128)	(8)	$49.52
Expired	—	—	$—

Outstanding, at March 31, 2017	2,359	12	$69.12	6.6	$41.9

Vested/expected to vest, at March 31, 2017	2,252	12	$68.24	6.4	$41.8

Exercisable, at March 31, 2017	1,245	12	$53.21	4.3	$39.5

	Three Months Ended March 31,
	2017	2016
	(In millions)
Compensation expense	$1.8	$1.6
Intrinsic value of stock options exercised	$4.5	$1.3
Tax benefit recognized from stock option exercises	$1.7	$0.4

Compensation costs related to unvested options totaled $19.9 million at March 31, 2017 and will be recognized over the remaining vesting period of the grants, which averages 2.4 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2017 include the following: weighted average expected volatility of 26.70%, expected term of six years, weighted average risk free rate of 2.80%, and no dividends.

The weighted average grant date fair value of awards granted in 2017 was $24.84.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of March 31, 2017, 89 thousand director restricted stock units have been earned and deferred.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2017:

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2016	516	$87.03	104	$57.78
Granted	239	$84.00	16	$84.66
Vested	(38)	$80.21	—	$—
Forfeited	(8)	$86.98	—	$—

Outstanding, at March 31, 2017	709	$86.37	120	$61.43

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Compensation expense	$4.7	$3.5
Fair value of vested restricted stock units	$2.9	$0.2
Tax benefit recognized from vested restricted stock units	$1.1	$0.1

Future compensation costs related to restricted stock units are approximately $43.5 million as of March 31, 2017 and will be recognized on a weighted average basis over the next 2.3 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. The following table summarizes the performance unit activity during the three months ended March 31, 2017:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2016	246	$85.16
Granted	115	$84.66
Vested	—	$—
Forfeited	(1)	$89.89

Unvested, at March 31, 2017	360	$84.99

	Three Months Ended March 31,
	2017	2016
	(In millions)
Compensation expense	$1.0	$1.1
Fair value of vested performance units	$—	$—
Tax benefit recognized from performance units vested	$—	$—

Future compensation costs related to the performance units are estimated to be approximately $16.9 million as of March 31, 2017, and are expected to be recognized over the next 2.6 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In millions)
Balance at December 31, 2016	$(89.4)	$(11.9)	$(101.3)
Other comprehensive income	3.6	—	3.6
Reclassifications from accumulated other comprehensive loss	—	0.3	0.3

Other comprehensive income	3.6	0.3	3.9

Balance at March 31, 2017	$(85.8)	$(11.6)	$(97.4)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In millions)
Balance at December 31, 2015	$(100.5)	$(13.0)	$(113.5)
Other comprehensive income	24.3	—	24.3
Reclassifications from accumulated other comprehensive loss	—	0.3	0.3

Other comprehensive income	24.3	0.3	24.6

Balance at March 31, 2016	$(76.2)	$(12.7)	$(88.9)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its foreign subsidiaries.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The reclassification is included in the computation of net periodic pension and postretirement cost, which is recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Operations.

The Condensed Consolidated Statements of Operations lines impacted by reclassifications out of Accumulated other comprehensive loss are outlined below:

			Affected line in
	Reclassifications from Accumulated		the Condensed Consolidated
	Other Comprehensive Loss		Statements of Operations
	Three Months Ended March 31,
	2017	2016
	(In millions)
Amortization of defined benefit pension and postretirement items:
Prior service costs	$0.1	$0.1	(a)
Unrecognized net loss	0.4	0.3	(a)

Total before tax	0.5	0.4
Income taxes	0.2	0.1	Income taxes

Net of tax	$0.3	$0.3

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost, and are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Operations.

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

Components of net periodic pension expense are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Service cost	$1.2	$1.0
Interest cost	4.0	3.0
Expected return on plan assets	(4.7)	(3.2)
Amortization of unrecognized prior service cost	0.1	0.1
Amortization of unrecognized net loss	0.4	0.3

Net periodic pension cost	$1.0	$1.2

The Company does not expect to make any contributions to the pension plans in 2017.

Components of net periodic postretirement expense are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Service cost	$—	$—
Interest cost	0.3	0.2
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	—	—

Net periodic postretirement cost	$0.3	$0.2

The Company expects to contribute approximately $1.6 million to the postretirement health plans during 2017.

Net periodic pension and postretirement costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Operations.

17. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three months ended March 31, 2017 and 2016, which consisted of the following:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Restructuring	$6.8	$1.6
Other	—	0.1

Total other operating expense, net	$6.8	$1.7

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Interest paid	$43.7	$17.9
Income taxes paid	$6.2	$14.6
Accrued purchase of property and equipment	$12.3	$13.9
Accrued other intangible assets	$5.7	$1.9

Non-cash financing activities for the three months ended March 31, 2017 and 2016 include $2.9 million and $0.2 million, respectively, related to the vesting of restricted stock, restricted stock units, and performance stock units.

19. COMMITMENTS AND CONTINGENCIES

Litigation, Investigations and Audits — On November 16, 2016, a purported TreeHouse shareholder filed a putative class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. The complaint, amended on March 24, 2017, is purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers. This complaint, like Wells, is purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.

All three complaints make substantially similar allegations (though the amended complaint in Tarara now contains additional detail). Essentially, the complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company’s business, operations, and future prospects; and (ii) failed to disclose that (a) the Company’s private label business was underperforming; (b) the Company’s Flagstone business was underperforming; (c) the Company’s acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse’s statements lacked reasonable basis. The complaints allege that these actions artificially inflated the market price of TreeHouse common stock during the class period, thus purportedly harming investors. We believe that these claims are without merit and intend to defend against them vigorously. Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. Currently, the Public Employees’ defendants have until May 26, 2017 to file a motion to dismiss, plaintiffs have until June 26, 2017 to file a response, and defendants have until July 28, 2017 to file a reply.

Additionally, due to the similarity of the complaints, the parties in Wells have entered a stipulation deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel in Wells receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the Parties. In Lavin, the parties are currently negotiating the terms of a similar stay. Accordingly, the next status dates in Wells and Lavin are October 30, 2017 and August 4, 2017, respectively.

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

Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Operations, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2017, the Company had $30.9 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2017.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of March 31, 2017, the Company had outstanding contracts for the purchase of 76,608 megawatts of electricity, expiring throughout 2017 and early 2018; 15.6 million gallons of diesel, expiring throughout 2017; 0.7 million dekatherms of natural gas, expiring throughout 2017; and 32.0 million pounds of soybean oil, expiring throughout 2017.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets:

		Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016
		(In millions)
Asset Derivatives
Commodity contracts	Prepaid expenses and other current assets	$0.7	$1.0
Foreign currency contracts	Prepaid expenses and other current assets	0.6	0.7
Interest rate swap agreements	Prepaid expenses and other current assets	11.4	10.4

		$12.7	$12.1

Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$1.3	$0.5

		$1.3	$0.5

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:
		Three Months Ended
	Location of Gain (Loss)	March 31,
	Recognized in Net Income (Loss)	2017	2016
		(In millions)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other expense, net	$(1.1)	$0.4
Foreign currency contracts	Other expense, net	(0.1)	(5.1)
Interest rate swap agreements	Other expense, net	1.0	—

Total unrealized gain (loss)		(0.2)	(4.7)
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	0.5	(1.0)
Foreign currency contracts	Cost of sales	0.2	0.8
Interest rate swap agreements	Interest expense	(0.1)	—

Total realized gain (loss)		0.6	(0.2)

Total gain (loss)		$0.4	$(4.9)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In millions)		(In millions)
Not recorded at fair value (liability):
Revolving Credit Facility	$(148.0)	$(145.9)	$(170.0)	$(167.1)	2
Term Loan A	$(284.2)	$(284.6)	$(288.0)	$(288.1)	2
Term Loan A-1	$(177.5)	$(177.8)	$(180.0)	$(180.3)	2
Term Loan A-2	$(999.4)	$(1,001.0)	$(1,005.8)	$(1,007.4)	2
2022 Notes	$(400.0)	$(411.0)	$(400.0)	$(410.0)	2
2024 Notes	$(775.0)	$(811.8)	$(775.0)	$(809.9)	2
Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(0.6)	$(0.6)	$0.5	$0.5	2
Foreign currency contracts	$0.6	$0.6	$0.7	$0.7	2
Interest rate swap agreements	$11.4	$11.4	$10.4	$10.4	2
Investments	$11.3	$11.3	$10.4	$10.4	1

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

In the first quarter of 2017, the Company completed changes in its organizational structure that resulted in a change in how the Company manages its business and allocates resources. Our reportable segments are now organized and managed by products: Baked Goods, Beverages, Condiments, Meals, and Snacks. Previously, our reportable segments were organized and managed by customer channels: North American Retail Grocery, Food Away From Home, and Industrial and Export. All prior period information has been recast to reflect this change.

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

Baked Goods – Our Baked Goods segment sells candy; cookies; crackers; in-store bakery products; pita chips; pretzels; refrigerated dough; and retail griddle waffles, pancakes, and French toast.

Beverages – Our Beverages segment sells broths; liquid non-dairy creamer; non-dairy powdered creamers; powdered drinks; single serve hot beverages; specialty teas, and sweeteners.

Condiments – Our Condiments segment sells aseptic cheese and pudding products; jams, preserves, and jellies; mayonnaise; Mexican, barbeque, and other sauces; pickles and related products; refrigerated and shelf stable dressings and sauces; and table and flavored syrups.

Meals – Our Meals segment sells baking and mix powders; condensed, ready to serve, and powdered soups and gravies; infant feeding products; macaroni and cheese; pasta; ready-to-eat and hot cereals; and skillet dinners.

Snacks – Our Snacks segment sells bars; dried fruit; snack nuts; trail mixes; and other wholesome snacks.

The Company evaluates the performance of its segments based on net sales dollars and direct operating income. In conjunction with the change in segments, the Company revised its calculation of direct operating income to include direct general and administrative expenses. Direct operating income is now defined as gross profit less freight out, sales commissions, and direct selling, general, and administrative expenses. All prior period information has been recast to reflect this change. The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling, general, and administrative expenses, unallocated costs of sales, and unallocated corporate expenses (amortization expense and other operating expense). The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Net sales to external customers:
Baked Goods	$341.1	$219.5
Beverages	268.0	224.9
Condiments	310.1	295.6
Meals	324.0	272.4
Snacks	290.6	257.8
Unallocated	2.4	—

Total	$1,536.2	$1,270.2

Direct operating income:
Baked Goods	$41.9	$28.8
Beverages	58.7	57.7
Condiments	31.7	35.1
Meals	34.0	26.4
Snacks	12.5	9.8

Total	178.8	157.8
Unallocated selling, general, and administrative expenses	(80.0)	(100.7)
Unallocated cost of sales (1)	1.5	(12.6)
Unallocated corporate expense and other	(33.0)	(25.5)

Operating income	67.3	19.0
Other expense	(27.6)	(23.8)

Income (loss) before income taxes	$39.7	$(4.8)

(1)	Includes charges related to restructurings and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 8.3% and 8.7% of total consolidated net sales in the three months ended March 31, 2017 and 2016, respectively, with 6.6% and 7.3% of total consolidated net sales in Canada, respectively. The Company held 11.0% and 10.8% of its property, plant, and equipment outside of the United States as of March 31, 2017 and 2016, respectively.

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 20.5% and 18.8% of consolidated net sales in the three months ended March 31, 2017 and 2016, respectively. No other customer accounted for more than 10% of our consolidated net sales.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Information — The following table presents the Company’s net sales by major products for the three months ended March 31, 2017 and 2016. In the first quarter of 2017, the Company changed the product categories to align with the changes in organizational structure described above. All prior period information has been recast to reflect this change.

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Products:
Dressings and sauces	$237.3	$221.3
Cereals and other meals	190.4	169.9
Snack nuts	187.7	142.3
Beverages	183.1	144.1
Retail bakery	182.6	113.3
Baked products	158.5	106.2
Pasta and dry dinners	133.6	102.5
Trail mix and bars	105.3	115.5
Beverage enhancers	84.9	80.8
Pickles	72.8	74.3

Total net sales	$1,536.2	$1,270.2

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes and 2024 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of March 31, 2017 and 2016, and for the three months ended March 31, 2017 and 2016. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

March 31, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$0.8	$66.4	$—	$67.2
Investments	—	—	11.3	—	11.3
Accounts receivable, net	0.3	332.9	51.1	—	384.3
Inventories, net	—	880.7	108.8	—	989.5
Assets held for sale	—	3.6	—	—	3.6
Prepaid expenses and other current assets	33.6	16.3	18.1	—	68.0

Total current assets	33.9	1,234.3	255.7	—	1,523.9
Property, plant, and equipment, net	30.4	1,161.2	146.7	—	1,338.3
Goodwill	—	2,333.7	117.4	—	2,451.1
Investment in subsidiaries	5,100.3	527.7	—	(5,628.0)	—
Intercompany accounts receivable (payable), net	126.1	(121.2)	(4.9)	—	—
Deferred income taxes	22.1	—	—	(22.1)	—
Intangible and other assets, net	59.4	997.7	104.6	—	1,161.7

Total assets	$5,372.2	$6,133.4	$619.5	$(5,650.1)	$6,475.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$59.6	$429.0	$60.6	$—	$549.2
Current portion of long-term debt	77.5	2.0	0.1	—	79.6

Total current liabilities	137.1	431.0	60.7	—	628.8
Long-term debt	2,674.9	2.0	0.2	—	2,677.1
Deferred income taxes	—	398.9	26.2	(22.1)	403.0
Other long-term liabilities	11.6	201.2	4.7	—	217.5
Stockholders’ equity	2,548.6	5,100.3	527.7	(5,628.0)	2,548.6

Total liabilities and stockholders’ equity	$5,372.2	$6,133.4	$619.5	$(5,650.1)	$6,475.0

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$0.2	$61.9	$—	$62.1
Investments	—	—	10.4	—	10.4
Accounts receivable, net	—	372.9	56.1	—	429.0
Inventories, net	—	869.6	108.4	—	978.0
Assets held for sale	—	3.6	—	—	3.6
Prepaid expenses and other current assets	23.6	36.7	17.3	—	77.6

Total current assets	23.6	1,283.0	254.1	—	1,560.7
Property, plant, and equipment, net	31.3	1,181.0	147.0	—	1,359.3
Goodwill	—	2,330.8	116.4	—	2,447.2
Investment in subsidiaries	5,031.5	519.4	—	(5,550.9)	—
Intercompany accounts receivable (payable), net	199.6	(196.9)	(2.7)	—	—
Deferred income taxes	20.7	—	—	(20.7)	—
Intangible and other assets, net	53.9	1,018.0	106.7	—	1,178.6

Total assets	$5,360.6	$6,135.3	$621.5	$(5,571.6)	$6,545.8

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$61.3	$493.1	$72.4	$—	$626.8
Current portion of long-term debt	63.1	3.2	0.1	—	66.4

Total current liabilities	124.4	496.3	72.5	—	693.2
Long-term debt	2,722.3	2.2	0.3	—	2,724.8
Deferred income taxes	—	418.3	24.6	(20.7)	422.2
Other long-term liabilities	10.6	187.0	4.7	—	202.3
Stockholders’ equity	2,503.3	5,031.5	519.4	(5,550.9)	2,503.3

Total liabilities and stockholders’ equity	$5,360.6	$6,135.3	$621.5	$(5,571.6)	$6,545.8

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended March 31, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,455.4	$164.0	$(83.2)	$1,536.2
Cost of sales	—	1,188.4	144.6	(83.2)	1,249.8

Gross profit	—	267.0	19.4	—	286.4
Selling, general, and administrative expense	27.5	146.6	9.6	—	183.7
Amortization expense	2.9	23.4	2.3	—	28.6
Other operating expense, net	—	6.6	0.2	—	6.8

Operating (loss) income	(30.4)	90.4	7.3	—	67.3
Interest expense	31.2	0.2	1.2	(2.9)	29.7
Interest income	(2.2)	(2.9)	(0.6)	2.9	(2.8)
Other expense (income), net	0.1	—	0.6	—	0.7

(Loss) income before income taxes	(59.5)	93.1	6.1	—	39.7
Income taxes (benefit)	(22.8)	33.4	0.9	—	11.5
Equity in net income (loss) of subsidiaries	64.9	5.2	—	(70.1)	—

Net income (loss)	$28.2	$64.9	$5.2	$(70.1)	$28.2

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended March 31, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,204.8	$133.8	$(68.4)	$1,270.2
Cost of sales	—	997.1	116.9	(68.4)	1,045.6

Gross profit	—	207.7	16.9	—	224.6
Selling, general, and administrative expense	53.7	116.4	10.0	—	180.1
Amortization expense	2.2	19.4	2.2	—	23.8
Other operating expense, net	—	1.3	0.4	—	1.7

Operating (loss) income	(55.9)	70.6	4.3	—	19.0
Interest expense	25.4	(0.1)	1.5	(1.1)	25.7
Interest income	(2.2)	(1.3)	(0.4)	1.1	(2.8)
Other expense (income), net	—	(4.7)	5.6	—	0.9

(Loss) income before income taxes	(79.1)	76.7	(2.4)	—	(4.8)
Income taxes (benefit)	(30.0)	30.0	(1.6)	—	(1.6)
Equity in net income (loss) of subsidiaries	45.9	(0.8)	—	(45.1)	—

Net (loss) income	$(3.2)	$45.9	$(0.8)	$(45.1)	$(3.2)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$28.2	$64.9	$5.2	$(70.1)	$28.2
Other comprehensive income:
Foreign currency translation adjustments	—	—	3.6	—	3.6
Pension and postretirement reclassification adjustment, net of tax	—	0.3	—	—	0.3

Other comprehensive income	—	0.3	3.6	—	3.9
Equity in other comprehensive income (loss) of subsidiaries	3.9	3.6	—	(7.5)	—

Comprehensive income (loss)	$32.1	$68.8	$8.8	$(77.6)	$32.1

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(3.2)	$45.9	$(0.8)	$(45.1)	$(3.2)
Other comprehensive income:
Foreign currency translation adjustments	—	—	24.3	—	24.3
Pension and postretirement reclassification adjustment, net of tax	—	0.3	—	—	0.3

Other comprehensive income	—	0.3	24.3	—	24.6
Equity in other comprehensive income (loss) of subsidiaries	24.6	24.3	—	(48.9)	—

Comprehensive income (loss)	$21.4	$70.5	$23.5	$(94.0)	$21.4

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017

(In millions)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$44.6	$97.7	$5.5	$(69.3)	$78.5
Cash flows from investing activities:
Additions to property, plant, and equipment	(1.1)	(30.5)	(3.1)	—	(34.7)
Additions to intangible assets	(8.2)	(0.5)	—	—	(8.7)
Intercompany transfer	(34.1)	(31.0)	—	65.1	—
Proceeds from sale of fixed assets	—	0.2	—	—	0.2
Other	—	—	(0.3)	—	(0.3)

Net cash (used in) provided by investing activities	(43.4)	(61.8)	(3.4)	65.1	(43.5)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(34.7)	(1.4)	—	—	(36.1)
Intercompany transfer	27.7	(33.9)	2.0	4.2	—
Receipts related to stock-based award activities	6.7	—	—	—	6.7
Payments related to stock-based award activities	(0.9)	—	—	—	(0.9)

Net cash provided by (used in) financing activities	(1.2)	(35.3)	2.0	4.2	(30.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4

(Decrease) increase in cash and cash equivalents	—	0.6	4.5	—	5.1
Cash and cash equivalents, beginning of period	—	0.2	61.9	—	62.1

Cash and cash equivalents, end of period	$—	$0.8	$66.4	$—	$67.2

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016

(In millions)

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3.0	$153.0	$(19.1)	$(26.0)	$110.9
Cash flows from investing activities:
Additions to property, plant, and equipment	(0.1)	(23.7)	(1.1)	—	(24.9)
Additions to intangible assets	(2.0)	—	—	—	(2.0)
Intercompany transfer	93.8	2.8	—	(96.6)	—
Acquisitions, less cash acquired	(2,683.5)	0.3	43.0	—	(2,640.2)
Proceeds from sale of fixed assets	—	0.1	—	—	0.1
Other	—	—	(0.3)	—	(0.3)

Net cash (used in) provided by investing activities	(2,591.8)	(20.5)	41.6	(96.6)	(2,667.3)
Cash flows from financing activities:
Net borrowing (repayment) of debt	1,777.6	(0.8)	—	—	1,776.8
Payment of deferred financing costs	(34.3)	—	—	—	(34.3)
Intercompany transfer	(1.8)	(130.2)	9.4	122.6	—
Net proceeds from issuance of common stock	835.1	—	—	—	835.1
Receipts related to stock-based award activities	1.9	—	—	—	1.9
Payments related to stock-based award activities	(0.1)	—	—	—	(0.1)

Net cash provided by (used in) financing activities	2,578.4	(131.0)	9.4	122.6	2,579.4
Effect of exchange rate changes on cash and cash equivalents	—	—	3.2	—	3.2

(Decrease) increase in cash and cash equivalents	(10.4)	1.5	35.1	—	26.2
Cash and cash equivalents, beginning of period	10.4	0.1	24.4	—	34.9

Cash and cash equivalents, end of period	$—	$1.6	$59.5	$—	$61.1

24. SUBSEQUENT EVENTS

On April 25, 2017, the Company announced that it had entered into a definitive agreement to sell its Soup and Infant Feeding (“SIF”) business. The SIF business is based in Pittsburgh, Pennsylvania and produces private label condensed and ready-to-serve soup, baby food, and gravies for the Meals segment. The transaction is subject to customary closing conditions and is expected to close in the second or third quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse Foods, Inc. is a manufacturer of packaged foods and beverages with more than 50 manufacturing facilities across the United States, Canada, and Italy that focuses primarily on private label products for both retail grocery and food away from home customers. We manufacture shelf stable, refrigerated, frozen, and fresh products, including baked goods (refrigerated and frozen dough, cookies, and crackers); beverages (single serve beverages, coffees, teas, creamers, powdered beverages, and smoothies); condiments (pourable and spoonable dressing, dips, pickles, soups, and sauces); meals (cereal, pasta, macaroni and cheese, and side dishes); and snacks (nuts, trail mix, bars, and dried fruits). We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative free ingredients in many categories. We believe we are the largest manufacturer of private label snack nuts, trail mixes, refrigerated dough, retail griddle items, in-store bakery cookies, pretzels, soup, pickles, salsa, macaroni and cheese dinners, non-dairy powdered creamer, ready-to-eat cereals, and dry pasta in the United States, the largest manufacturer of private label powdered drink mixes, salad dressings, and instant hot cereals in both the United States and Canada, and the largest manufacturer of private label jams in Canada, based on volume. We also believe we are one of the largest manufacturers of private label crackers, snack bars, table syrup, flavored syrup, barbeque sauce, preserves, and jellies in the United States, based on volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three month periods ended March 31, 2017 and 2016. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

In the first quarter of 2017, the Company completed changes in its organizational structure that resulted in a change in how the Company manages its business and allocates resources. Our reportable segments are now organized and managed by products: Baked Goods, Beverages, Condiments, Meals, and Snacks. A discussion of the major product categories that are included in each of our segments is as follows:

Baked Goods – Our Baked Goods segment sells candy; cookies; crackers; in-store bakery products; pita chips; pretzels; refrigerated dough; and retail griddle waffles, pancakes, and French toast.

Beverages – Our Beverages segment sells broths; liquid non-dairy creamer; non-dairy powdered creamers; powdered drinks; single serve hot beverages; specialty teas, and sweeteners.

Condiments – Our Condiments segment sells aseptic cheese and pudding products; jams, preserves, and jellies; mayonnaise; Mexican, barbeque, and other sauces; pickles and related products; refrigerated and shelf stable dressings and sauces; and table and flavored syrups.

Meals – Our Meals segment sells baking and mix powders; condensed, ready to serve, and powdered soups and gravies; infant feeding products; macaroni and cheese; pasta; ready-to-eat and hot cereals; and skillet dinners.

Snacks – Our Snacks segment sells bars; dried fruit; snack nuts; trail mixes; and other wholesome snacks.

The key performance indicators of our segments are net sales dollars and direct operating income. In conjunction with the change in segments, the Company revised its calculation of direct operating income to include direct general and administrative expenses. Direct operating income is now defined as gross profit less freight out, sales commissions, and direct selling, general, and administrative expenses. All prior period information has been recast to reflect this change. The segment results are presented on a consistent basis with the manner in which the Company reports its results to the Chief Operating Decision Maker, and does not include an allocation of taxes and other corporate expenses (which includes interest expense and expenses associated with restructurings). See Note 22 of the Condensed Consolidated Financial Statements for additional information on the presentation of our reportable segments.

From a macroeconomic perspective, the U.S. economy showed continued variability, with continued job growth in the first quarter of 2017 but slowing growth in annualized real gross domestic product. Though the first quarter of 2017 gross domestic product growth was lower than expected, analysts are forecasting gross domestic product growth in the 2 to 3% range for the full year. In March 2017, the Federal Reserve raised interest rates by a quarter percentage point, the second increase in as many quarters. Citing a strong economy and better jobs data, the expectation is that two more similar rate hikes will occur during the remainder of 2017. Despite the positive economic outlook, consumer spending trended downward in the first quarter of 2017 as consumption grew at approximately a 1% annualized rate, down from 3.5% in the fourth quarter of 2016. Weak first quarter spending has occurred in each of the past three years only to rebound in the following quarters. Economists expect a similar rebound in 2017, though they warn it could be at a lower rate than seen in recent years. Retail food volumes continue to be weak compared to overall consumer spending. March retail food volumes declined approximately 2-3% compared to the prior year, after adjusting for the Easter shift. Though still weak, March volumes were slightly stronger than January (3.3% decline) and February (3.4% decline). Branded volumes were hardest hit in the first quarter as they experienced a 4.6% year-over-year decline. Private label volumes were slightly better, but were still down 1.5%, comparatively.

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

During the first quarter of 2017, net sales increased approximately 20.9% when compared to the same period last year, primarily due to sales from the additional month of Private Brands Business discussed below. The additional month of sales from the acquisition was partially offset by unfavorable pricing of 0.6%. Volume/mix was favorable by 0.6%, completely offsetting the unfavorable pricing. We expect industry volume to remain challenged throughout the remainder of the year.

The overarching themes impacting the first quarter of 2017 include (1) the February 2016 acquisition of the Private Brands Business contributed an additional month of business to 2017 compared to the first quarter of 2016, (2) reduced acquisition and integration costs associated with the Private Brands Business, and (3) unfavorable pricing from competitive pressure.

As compared to the first quarter of 2016, the average Canadian foreign exchange rate in 2017 was 3.7% stronger. The Company estimates that net sales were positively impacted by approximately 0.1%. The Company closely monitors the Canadian / U.S. dollar exchange rate and at times, enters into foreign exchange contracts.

Recent Developments

On April 25, 2017, the Company announced that it had entered into a definitive agreement to sell its Soup and Infant Feeding (“SIF”) business. The SIF business is based in Pittsburgh, Pennsylvania and produces private label condensed and ready-to-serve soup, baby food, and gravies for the Meals segment. The transaction is subject to customary closing conditions and is expected to close in the second or third quarter of 2017.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,536.2	100.0%	$1,270.2	100.0%
Cost of sales	1,249.8	81.4	1,045.6	82.3

Gross profit	286.4	18.6	224.6	17.7
Operating expenses:
Selling and distribution	104.6	6.8	85.5	6.7
General and administrative	79.1	5.2	94.6	7.5
Amortization expense	28.6	1.9	23.8	1.9
Other operating expense, net	6.8	0.4	1.7	0.1

Total operating expenses	219.1	14.3	205.6	16.2

Operating income	67.3	4.3	19.0	1.5
Other expense (income):
Interest expense	29.7	1.9	25.7	2.0
Interest income	(2.8)	(0.2)	(2.8)	(0.2)
Loss (gain) on foreign currency exchange	0.1	—	(4.1)	(0.3)
Other expense, net	0.6	0.1	5.0	0.4

Total other expense	27.6	1.8	23.8	1.9

Income (loss) before income taxes	39.7	2.5	(4.8)	(0.4)
Income taxes	11.5	0.7	(1.6)	(0.1)

Net income (loss)	$28.2	1.8%	$(3.2)	(0.3)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Sales — First quarter net sales increased by $266.0 million, or 20.9%, in 2017 compared to 2016. The change in net sales from the first quarter of 2016 to the first quarter of 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$1,270.2
Volume/mix	7.1	0.6%
Pricing	(7.5)	(0.6)
Acquisitions	264.3	20.8
Foreign currency	2.1	0.1

2017 Net sales	$1,536.2	20.9%

The increase in net sales is due to an additional month of sales from the 2016 acquisition of the Private Brands Business and favorable volume/mix, partially offset by unfavorable pricing.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales. These include the costs of raw materials, ingredients and packaging, labor, facilities and equipment, operation and maintenance of our warehouses, and transportation of our finished products from our manufacturing facilities to distribution centers. Cost of sales as a percentage of net sales was 81.4% in the first quarter of 2017, compared to 82.3% in 2016. Included in cost of sales in the first quarter of 2016 was $10.5 million related to acquisition, integration, and restructuring costs. In the first quarter of 2017, this amount was $2.8 million and included a portion of insurance proceeds received in the first quarter relating to product recalls. The net $7.7 million decrease in cost of sales year-over-year related to these items contributed 0.5% to the total decline in cost of sales as a percentage of net sales. The remaining decline is primarily related to lower commodity costs and an additional month of relatively higher margin cold weather Private Brands Business products.

Operating Expenses — Total operating expenses were $219.1 million in the first quarter of 2017 compared to $205.6 million in 2016. The increase in 2017 resulted from the following:

Selling and distribution expenses increased $19.1 million, or 22.3%, in the first quarter of 2017 compared to 2016. The increase in selling and distribution expense is primarily related to the additional month of Private Brands Business in 2017. Selling and distribution expense as a percentage of net sales remained relatively flat year-over-year with a slight increase due to temporarily higher freight costs associated with one customer.

General and administrative expenses decreased by $15.5 million, or 16.4%, in the first quarter of 2017 compared to 2016. This decrease is related to higher acquisition and integration costs in the first quarter of 2016 compared to the first quarter of 2017, partially offset by an additional month of Private Brands Business in 2017. General and administrative expenses as a percentage of net sales decreased from 7.5% in the first quarter of 2016 to 5.2% in 2017 due to the change in acquisition and integration costs year-over-year. In the first quarter of 2016, the Company incurred approximately $33.0 million (2.6% of net sales) of acquisition and integration costs related to the Private Brands Business acquisition, compared to $3.6 million (0.2% of net sales) in the first quarter of 2017. Excluding the impact of acquisition and integration costs, general and administrative expenses as a percentage of net sales was relatively flat year-over-year as increases due to the build-out of the new segment structure were mostly offset by cost saving initiatives.

Amortization expense increased $4.8 million in the first quarter of 2017 compared to 2016, primarily due to the amortization of intangible assets from the acquisition.

Other operating expense was $6.8 million in the first quarter of 2017 compared to $1.7 million in 2016. The increase was primarily due to higher costs associated with restructurings that were announced in recent quarters with respect to the Company’s closure of the City of Industry, California; Ayer, Massachusetts; Azusa, California; Delta, British Columbia (frozen griddle); and Ripon, Wisconsin facilities as well as the downsizing of the Battle Creek, Michigan facility. See Note 3 to our Condensed Consolidated Financial Statements for additional information regarding restructurings.

Interest Expense — Interest expense increased to $29.7 million in the first quarter of 2017, compared to $25.7 million in 2016, due to higher debt levels and interest rates from financing the acquisition.

Interest Income – Interest income of $2.8 million includes $1.6 million of interest income related to annual patronage refunds pertaining to Term Loan A. The patronage refund represents our participation in a capital plan related to our Term Loan A and is an annual payment based on a percentage of our average daily loan balance. The remaining $1.2 million in interest income primarily relates to cash held by our Canadian subsidiaries and gains on investments, as discussed in Note 5 to our Condensed Consolidated Financial Statements. Interest income was relatively flat year-over-year.

Foreign Currency — The Company’s foreign currency impact was a $0.1 million loss for the first quarter of 2017, compared to a gain of $4.1 million in 2016, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other Expense, net — Other expense was $0.6 million for the first quarter of 2017, compared to expense of $5.0 million in 2016. The change was due to the non-cash mark-to-market adjustments on derivative instruments, primarily foreign currency contracts and interest rate swaps.

Income Taxes — Income taxes were recorded at an effective rate of 29.0% and 33.3% for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the benefits associated with the federal domestic production activities deduction, the excess tax benefits related to share-based payments, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 — Results by Segment

Baked Goods

	Three Months Ended March 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$341.1	100.0%	$219.5	100.0%
Cost of sales	267.9	78.5	173.2	78.9

Gross profit	73.2	21.5	46.3	21.1
Freight out and commissions	22.4	6.6	12.7	5.8
Direct selling, general, and administrative	8.9	2.6	4.8	2.2

Direct operating income	$41.9	12.3%	$28.8	13.1%

Net sales in the Baked Goods segment increased $121.6 million, or 55.4%, in the first quarter of 2017 compared to 2016. The change in net sales from 2016 to 2017 was primarily due to an additional month of Private Brands Business in 2017. Partially offsetting this increase was unfavorable volume/mix, primarily in the cookies and crackers categories, combined with unfavorable pricing mostly from competitive pressure.

Cost of sales as a percentage of net sales in the first quarter of 2017 decreased 0.4%, from 78.9% in the first quarter of 2016 to 78.5% in the first quarter of 2017, primarily due to the impact of lower commodity costs of flour, sugar, and eggs, partially offset by unfavorable pricing and higher supply chain and operating costs.

Freight out and commissions paid to independent sales brokers was $22.4 million in the first quarter of 2017, compared to $12.7 million in 2016. The increase is associated with the additional month of Private Brands Business in 2017 and slightly higher freight rates.

Direct selling, general, and administrative expenses were $8.9 million in the first quarter of 2017 compared to $4.8 million in 2016. The increase in direct selling, general, and administrative expenses was primarily due an additional month of Private Brands Business in 2017. Direct selling, general, and administrative expenses as a percentage of net sales increased 0.4% due to the build-out of the new segment structure.

Beverages

	Three Months Ended March 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$268.0	100.0%	$224.9	100.0%
Cost of sales	194.4	72.5	154.3	68.6

Gross profit	73.6	27.5	70.6	31.4
Freight out and commissions	9.1	3.4	7.1	3.2
Direct selling, general, and administrative	5.8	2.2	5.8	2.5

Direct operating income	$58.7	21.9%	$57.7	25.7%

Net sales in the Beverages segment increased $43.1 million, or 19.2%, in the first quarter of 2017 compared to 2016. The change in net sales from 2016 to 2017 was primarily due to favorable volume/mix associated with additional distribution in the current quarter in the single serve beverage, broth, and non-dairy creamer categories, partially offset by unfavorable pricing due to competitive pressure. Tonnage increased 14.7% year-over-year in the Beverages segment.

Cost of sales as a percentage of net sales in the first quarter of 2017 increased 3.9%, from 68.6% in the first quarter of 2016 to 72.5% in the first quarter of 2017, primarily due to the impact of higher commodity costs for oils and green coffee and unfavorable sales mix, partially offset by favorable operating costs.

Freight out and commissions paid to independent sales brokers was $9.1 million in the first quarter of 2017, compared to $7.1 million in 2016. The increase is primarily related to increased volume year-over-year. Additionally, freight out and commissions as a percentage of net sales increased 0.2% from 2016 due to temporarily higher freight costs associated with one customer.

Direct selling, general, and administrative expenses were $5.8 million in both the first quarter of 2017 and 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales (0.3%) was primarily due to cost savings initiatives.

Condiments

	Three Months Ended March 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$310.1	100.0%	$295.6	100.0%
Cost of sales	257.5	83.0	240.1	81.2

Gross profit	52.6	17.0	55.5	18.8
Freight out and commissions	13.4	4.4	12.9	4.4
Direct selling, general, and administrative	7.5	2.4	7.5	2.5

Direct operating income	$31.7	10.2%	$35.1	11.9%

Net sales in the Condiments segment increased $14.5 million, or 4.9%, in the first quarter of 2017 compared to 2016. The change in net sales from 2016 to 2017 was primarily due to an additional month of Private Brands Business in 2017. Partially offsetting this increase was unfavorable volume/mix, primarily in the sauces and salsa categories, combined with unfavorable pricing mostly from competitive pressure.

Cost of sales as a percentage of net sales in the first quarter of 2017 increased 1.8%, from 81.2% in the first quarter of 2016 to 83.0% in the first quarter of 2017, primarily due to the impact of higher commodity costs for soybean oil, spices, sweeteners, and packaging, as well as higher operating costs, partially offset by favorable foreign currency.

Freight out and commissions paid to independent sales brokers was $13.4 million in the first quarter of 2017, compared to $12.9 million in 2016. Costs remained consistent with sales activity as freight out and commissions as a percentage of net sales was 4.4% for both the first quarter of 2017 and 2016.

Direct selling, general, and administrative expenses were $7.5 million in both the first quarter of 2017 and 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales (0.1%) was primarily due to cost savings initiatives.

Meals

	Three Months Ended March 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$324.0	100.0%	$272.4	100.0%
Cost of sales	266.2	82.2	228.2	83.8

Gross profit	57.8	17.8	44.2	16.2
Freight out and commissions	15.4	4.7	10.9	4.0
Direct selling, general, and administrative	8.4	2.6	6.9	2.5

Direct operating income	$34.0	10.5%	$26.4	9.7%

Net sales in the Meals segment increased $51.6 million, or 18.9%, in the first quarter of 2017 compared to 2016. The change in net sales from 2016 to 2017 was primarily due to an additional month of Private Brands Business in 2017. Partially offsetting this increase was unfavorable pricing related to commodity based price reductions and competitive pressure, along with unfavorable volume/mix.

Cost of sales as a percentage of net sales in the first quarter of 2017 decreased 1.6%, from 83.8% in the first quarter of 2016 to 82.2% in the first quarter of 2017, primarily due to an additional month of higher margin Private Brands Business and the impact of lower commodity costs for durum, oats, rice, and corn, partially offset by higher operating costs.

Freight out and commissions paid to independent sales brokers was $15.4 million in the first quarter of 2017, compared to $10.9 million in 2016. Freight out and commissions as a percentage of net sales was 4.7% in the first quarter of 2017 compared to 4.0% in 2016. The increase is associated with the additional month of Private Brands Business in 2017 and temporarily higher freight costs associated with one customer.

Direct selling, general, and administrative expenses were $8.4 million in the first quarter of 2017 compared to $6.9 million in 2016. The increase in direct selling, general, and administrative expenses was primarily due to an additional month of Private Brands Business in 2017. Direct selling, general, and administrative expenses as a percentage of net sales was relatively flat year-over-year.

Snacks

	Three Months Ended March 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$290.6	100.0%	$257.8	100.0%
Cost of sales	265.3	91.3	237.2	92.0

Gross profit	25.3	8.7	20.6	8.0
Freight out and commissions	6.5	2.2	6.1	2.4
Direct selling, general, and administrative	6.3	2.2	4.7	1.8

Direct operating income	$12.5	4.3%	$9.8	3.8%

Net sales in the Snacks segment increased $32.8 million, or 12.7%, in the first quarter of 2017 compared to 2016. The change in net sales from 2016 to 2017 was primarily due to an additional month of Private Brands Business in 2017 and favorable pricing. Partially offsetting this increase was unfavorable volume/mix due in part to the exit from low margin co-pack business and weak consumer trends for private label snack nuts, trail mixes, and baking nuts in the first quarter of 2017 compared to the prior year.

Cost of sales as a percentage of net sales in the first quarter of 2017 decreased 0.7%, from 92.0% in the first quarter of 2016 to 91.3% in the first quarter of 2017, primarily due to the impact of favorable sales mix, in part related to the exit from low margin co-pack business, and lower operating costs.

Freight out and commissions paid to independent sales brokers was $6.5 million in the first quarter of 2017, compared to $6.1 million in 2016. The increase is associated with the additional month of Private Brands Business in 2017. Freight out and commissions as a percentage of net sales decreased 0.2%, to 2.2% in the first quarter of 2017 compared to 2.4% in 2016.

Direct selling, general, and administrative expenses were $6.3 million in the first quarter of 2017 compared to $4.7 million in 2016. The increase in direct selling, general, and administrative expenses was primarily due an additional month of Private Brands Business in 2017. Direct selling, general, and administrative expenses as a percentage of net sales increased year-over-year due to the realignment of the Company’s organizational structure and the associated build-out of the Snacks segment.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $702.7 million was available under the Revolving Credit Facility as of March 31, 2017. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The Company’s cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following tables:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Cash flows from operating activities:
Net income (loss)	$28.2	$(3.2)
Depreciation and amortization	72.4	59.4
Stock-based compensation	7.5	6.2
Deferred income taxes	(20.3)	(0.9)
Changes in operating assets and liabilities, net of acquisitions	(14.6)	46.8
Other	5.3	2.6

Net cash provided by operating activities	$78.5	$110.9

Our cash from operations was $78.5 million in the first three months of 2017 compared to $110.9 million in 2016, a decrease of $32.4 million. The decrease in cash provided by operating activities was primarily due to decreased cash provided by working capital of $61.4 million. The most significant component of the decrease pertains to inventory ($57.4 million), where weaker than expected first quarter sales resulted in more inventory on hand at the end of the first quarter of 2017. The remaining changes in working capital mostly offset as cash provided by changes in receivables, prepaid expenses, and other assets, were offset by cash used in accounts payable and accrued expenses. Also contributing to the decrease in cash provided by operating activities was a decrease of $19.4 million related to deferred income taxes, partially offset by an increase in net income (loss) due to lower acquisition and integration costs and an increase in depreciation and amortization due to an additional month of Private Brands Business in the first quarter of 2017.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Cash flows from investing activities:
Additions to property, plant, and equipment	$(34.7)	$(24.9)
Additions to intangible assets	(8.7)	(2.0)
Acquisitions, less cash acquired	—	(2,640.2)
Other	(0.1)	(0.2)

Net cash used in investing activities	$(43.5)	$(2,667.3)

In the first three months of 2017, cash used in investing activities decreased by $2.6 billion compared to 2016, due to the acquisition of the Private Brands Business in the first quarter of 2016.

We expect capital spending programs to be approximately $185 million in 2017. Capital spending in 2017 is focused on food safety, quality, productivity improvements, continued implementation of an Enterprise Resource Planning system, and routine equipment upgrades or replacements at our plants.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Cash flows from financing activities:
Net borrowing (repayment) of debt	$(36.1)	$1,776.8
Payment of deferred financing costs	—	(34.3)
Net proceeds from issuance of common stock	—	835.1
Equity award financing activities	5.8	1.8

Net cash (used in) provided by financing activities	$(30.3)	$2,579.4

Net cash used in financing activities increased by $2.6 billion in the first three months of 2017 compared to 2016, as the Company funded the acquisition of the Private Brands Business primarily through the issuance of common stock, the 2024 Notes, and Term Loan A-2 in the first quarter of 2016.

As of March 31, 2017, $66.4 million of cash held by our foreign subsidiaries as cash and cash equivalents is expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability. As of March 31, 2017, $2.9 million of cash is restricted from use to meet certain insurance requirements.

Cash provided by operating activities is used to pay down debt and fund investments in property, plant, and equipment.

Our short-term financing needs are primarily for financing working capital. As discussed in the Seasonality section, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the seasonality of our sales. We expect our Revolving Credit Facility, plus cash flow from operations, to be adequate to provide liquidity for current operations. Our long-term financing needs depend largely on potential acquisition activity.

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

Debt Obligations

At March 31, 2017, we had $148.0 million in borrowings outstanding under our Revolving Credit Facility, $284.2 million outstanding under Term Loan A, $177.5 million outstanding under Term Loan A-1, $999.4 million outstanding under Term Loan A-2, $400.0 million of the 2022 Notes outstanding, $775.0 million of the 2024 Notes outstanding, and $4.3 million of tax increment financing and other obligations. In addition, at March 31, 2017, there were $49.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at March 31, 2017, our Revolving Credit Facility provided for an aggregate commitment of $900 million, of which $702.7 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended March 31, 2017 averaged 2.79%. Including the interest rate swap agreements with a weighted average fixed interest rate base of approximately 0.86% on $500 million, the average rate increases to 2.80%.

We are in compliance with all applicable debt covenants as of March 31, 2017. From an interest coverage ratio perspective, the Company’s actual ratio as of March 31, 2017 is nearly 98.7% higher than the minimum required level. As it relates to the leverage ratio, the Company was nearly 32.5% below the maximum level.

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

The reconciliation of Adjusted Diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Diluted EPS per GAAP	$0.49	$(0.06)

Restructuring/facility consolidation costs	0.19	0.07
Acquisition, integration, and related costs	0.06	0.77
Mark-to-market adjustments	—	0.09
Foreign currency (gain) loss on re-measurement of intercompany notes	(0.01)	(0.12)
Product recall (reimbursement) costs	(0.06)	—
Tax impact on adjusting items	(0.06)	(0.27)

Adjusted Diluted EPS	$0.61	$0.48

During the first quarter of 2017 and 2016, the Company entered into transactions that affected the year-over-year comparison of its financial results that included acquisition and integration costs, mark-to-market adjustments, restructuring costs, product recall (reimbursement) costs, foreign currency (gains) losses on intercompany notes, and the related tax impact of these items.

As the Company continues to grow, consolidation or restructuring activities are necessary. During the first quarter of 2017, the Company incurred approximately $11.0 million in costs versus $3.9 million last year.

The acquisition, integration, and related costs line represents costs associated with completed and potential acquisitions. Costs incurred in the first quarter of 2017 and 2016 primarily related to the acquisition and integration of the Private Brands Business, which was acquired on February 1, 2016. Costs associated with integrating the businesses into the Company’s operations are also included in this line.

The Company’s derivative contracts are marked-to-market each period with the changes being recorded in the Condensed Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $0.8 million in the first quarter of 2017 versus foreign currency gains of $6.5 million in the prior year to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.

The product recall (reimbursement) costs line primarily represents insurance proceeds related to an announced voluntary recall of products that may have been impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier. Product was distributed nationwide through retail stores. TreeHouse initiated the voluntary recall as a cautionary measure to protect public health. Related costs include, but are not limited to, customer fees, customer reimbursements, inventory write-offs, and other costs to manage the recall. The Company expects to be reimbursed for these costs and will exclude any gains from adjusted earnings in the period in which the proceeds are received, consistent with the Company’s exclusion from adjusted earnings of the costs incurred in 2016. In February 2017, the Company received a $4.0 million reimbursement and has included it in this line. Other product recalls during the first quarter of 2017 were insignificant.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying non-GAAP adjustments.

The Company has revised the prior period presentation of the adjusting items affecting comparability. The revised presentation shows each reconciling item on a gross basis, with the cumulative tax impact on a separate line. In prior periods, each adjusting item was presented on a net of tax basis.

Adjusted Net Income and Adjusted EBITDAS, Adjusting for Certain Items Affecting Comparability

Adjusted net income represents GAAP net income (loss) as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the Adjusted Diluted EPS section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the Adjusted Diluted EPS metric outlined above.

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

The following table reconciles the Company’s net income (loss) as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income and Adjusted EBITDAS for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(unaudited in millions)
Net income (loss) per GAAP	$28.2	$(3.2)
Product recall (reimbursement) costs (1)	(3.8)	—
Foreign currency (gain) loss on re-measurement of intercompany notes (2)	(0.8)	(6.5)
Mark-to-market adjustments (3)	0.2	4.7
Acquisition, integration, and related costs (4)	3.7	41.3
Restructuring/facility consolidation costs (5)	11.0	3.9
Less: Taxes on adjusting items	(3.5)	(14.4)

Adjusted net income	35.0	25.8
Interest expense	29.7	25.7
Interest income	(2.8)	(2.8)
Income taxes	11.5	(1.6)
Depreciation and amortization (6)	69.7	57.6
Stock-based compensation expense	7.5	6.2
Add: Taxes on adjusting items	3.5	14.4

Adjusted EBITDAS	$154.1	$125.3

			Three Months Ended
		Location in Condensed	March 31,
		Consolidated Statements of Operations	2017	2016
			(unaudited in millions)
(1)	Product recall (reimbursement) costs	Net sales	$(2.4)	$—
		Cost of sales	(1.4)	—
(2)	Foreign currency (gain) loss on re-measurement of intercompany notes	Loss (gain) on foreign currency exchange	(0.8)	(6.5)
(3)	Mark-to-market adjustments	Other expense, net	0.2	4.7
(4)	Acquisition, integration and related costs	General and administrative	3.6	33.0
		Other expense, net	0.1	0.1
		Cost of sales	—	8.2
(5)	Restructuring/facility consolidation costs	Other operating expense, net	6.8	1.6
		Cost of sales	4.2	2.3
(6)	Depreciation and amortization included in restructuring/facility consolidation costs	Cost of sales	2.7	1.8

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

See Note 19 to our Condensed Consolidated Financial Statements in Part I — Item 1 of this Form 10-Q and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies in the three months ended March 31, 2017.

As discussed in greater detail in Note 8 to our Condensed Consolidated Financial Statements in Part I – Item 1 of this Form 10-Q, the Company has the following five operating segments as of the first quarter of 2017, which are also its reporting units: Baked Goods, Beverages, Condiments, Meals, and Snacks. Reporting units are based on the components one level below operating segments. These components have been aggregated in determining the Company’s reporting units.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer consolidation; raw material and commodity costs; competition; integration of the Private Brands Business acquisition and our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes and developments affecting our industry, including consumer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2016, and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of March 31, 2017, the Company was party to the Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%. The Company was also party to Term Loan A, Term Loan A-1, and Term Loan A-2. Interest rates for the Term Loans are based on the Company’s consolidated leverage ratio and determined as follows: by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%.

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

We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of March 31, 2017. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Amended and Restated Credit Agreement, which is tied to variable market rates. Based on our outstanding debt balance of $1,609.1 million under the Amended and Restated Credit Agreement at March 31, 2017, and adjusting for the impact of the $500 million in interest rate swap agreements that have a fixed interest rate base, each 1% rise in our interest rate would increase our annual interest expense by approximately $11.1 million.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the first quarter of 2017 to the first quarter of 2016, price increases in cashews, coffee, sweeteners, soybean oil, spices, and packaging materials were more than offset by price decreases in almonds, durum, oats, flour, rice, grains, eggs, and sugar. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the (Gain) loss on foreign currency exchange line of the Condensed Consolidated Statements of Operations where the Company recognized a loss of $0.1 million and a gain of $4.1 million for the three months ended March 31, 2017 and 2016, respectively.

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

Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements. For the three months ended March 31, 2017 and 2016, the Company recognized translation gains of $3.6 million and $24.3 million, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of March 31, 2017, the Company had $30.9 million of U.S. dollar foreign currency contracts outstanding.

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

As of March 31, 2017, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2017, and the related condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the three-month period ended March 31, 2017 and 2016. This interim financial information is the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

May 4, 2017

Part II — Other Information

Item 1. Legal Proceedings

On November 16, 2016, a purported TreeHouse shareholder filed a putative class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. The complaint, amended on March 24, 2017, is purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers. This complaint, like Wells, is purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.

All three complaints make substantially similar allegations (though the amended complaint in Tarara now contains additional detail). Essentially, the complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company’s business, operations, and future prospects; and (ii) failed to disclose that (a) the Company’s private label business was underperforming; (b) the Company’s Flagstone business was underperforming; (c) the Company’s acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse’s statements lacked reasonable basis. The complaints allege that these actions artificially inflated the market price of TreeHouse common stock during the class period, thus purportedly harming investors. We believe that these claims are without merit and intend to defend against them vigorously. Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. Currently, the Public Employees’ defendants have until May 26, 2017 to file a motion to dismiss, plaintiffs have until June 26, 2017 to file a response, and defendants have until July 28, 2017 to file a reply.

Additionally, due to the similarity of the complaints, the parties in Wells have entered a stipulation deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel in Wells receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the Parties. In Lavin, the parties are currently negotiating the terms of a similar stay. Accordingly, the next status dates in Wells and Lavin are October 30, 2017 and August 4, 2017, respectively.

In addition, we are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5. Other Information

None

Item 6. Exhibits

10.1*	TreeHouse Foods, Inc. Equity and Incentive Plan, as amended and restated effective February 14, 2017.**

12.1*	Computation of Ratio of Earnings to Fixed Charges.

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.
/s/ Matthew J. Foulston
Matthew J. Foulston
Executive Vice President and Chief Financial Officer

May 4, 2017