Form 10-Q
period 2017-06-30
TreeHouse Foods, Inc.
filed 2017-08-03
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017.

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

Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2017: 57,188,303

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$174.2	$62.1
Investments	12.1	10.4
Receivables, net	352.7	429.0
Inventories, net	993.1	978.0
Assets held for sale	2.7	3.6
Prepaid expenses and other current assets	93.1	77.6
Total current assets	1,627.9	1,560.7
Property, plant, and equipment, net	1,296.3	1,359.3
Goodwill	2,454.2	2,447.2
Intangible assets, net	1,089.4	1,137.6
Other assets, net	42.1	41.0
Total assets	$6,509.9	$6,545.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$712.1	$626.8
Current portion of long-term debt	70.9	66.4
Total current liabilities	783.0	693.2
Long-term debt	2,568.4	2,724.8
Deferred income taxes	410.0	422.2
Other long-term liabilities	205.6	202.3
Total liabilities	3,967.0	4,042.5
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 57.2 and 56.8 shares issued and outstanding, respectively	0.6	0.6
Additional paid-in capital	2,093.9	2,071.9
Retained earnings	526.1	532.1
Accumulated other comprehensive loss	(77.7)	(101.3)
Total stockholders’ equity	2,542.9	2,503.3
Total liabilities and stockholders’ equity	$6,509.9	$6,545.8

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net sales	$1,522.2	$1,541.4	$3,058.4	$2,811.6
Cost of sales	1,245.3	1,275.6	2,495.1	2,321.2
Gross profit	276.9	265.8	563.3	490.4
Operating expenses:
Selling and distribution	94.8	104.3	199.4	189.8
General and administrative	83.1	78.1	162.2	172.7
Amortization expense	28.7	28.5	57.3	52.3
Other operating expense, net	94.0	3.3	100.8	5.0
Total operating expenses	300.6	214.2	519.7	419.8
Operating (loss) income	(23.7)	51.6	43.6	70.6
Other expense (income):
Interest expense	31.8	31.5	61.5	57.2
Interest income	(0.3)	(0.6)	(3.1)	(3.4)
Gain on foreign currency exchange	(0.4)	(0.8)	(0.3)	(4.9)
Other expense (income), net	1.2	(0.7)	1.8	4.3
Total other expense	32.3	29.4	59.9	53.2
(Loss) income before income taxes	(56.0)	22.2	(16.3)	17.4
Income taxes	(21.8)	3.2	(10.3)	1.6
Net (loss) income	$(34.2)	$19.0	$(6.0)	$15.8

Net (loss) earnings per common share:
Basic	$(0.60)	$0.34	$(0.11)	$0.29
Diluted	$(0.60)	$0.33	$(0.11)	$0.28
Weighted average common shares:
Basic	57.0	56.6	57.0	54.6
Diluted	57.0	57.5	57.0	55.5

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net (loss) income	$(34.2)	$19.0	$(6.0)	$15.8

Other comprehensive income:
Foreign currency translation adjustments	12.9	4.6	16.5	28.9
Pension and postretirement reclassification adjustment (1)	6.8	0.2	7.1	0.5
Other comprehensive income	19.7	4.8	23.6	29.4

Comprehensive (loss) income	$(14.5)	$23.8	$17.6	$45.2

(1)

Net of tax of $4.2 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $4.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(6.0)	$15.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	81.7	80.5
Amortization	57.3	52.3
Stock-based compensation	18.6	14.3
Amortization of deferred financing costs	4.0	3.6
Loss on divestiture	85.2	—
Mark-to-market loss on derivative contracts	2.5	3.0
Loss on disposition of assets	3.8	1.3
Deferred income taxes	(16.7)	(6.6)
Gain on foreign currency exchange	(0.3)	(4.9)
Write-down of tangible assets	1.5	—
Other	(1.3)	(0.8)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	77.2	13.6
Inventories	(65.7)	47.0
Prepaid expenses and other assets	(22.8)	(44.5)
Accounts payable, accrued expenses, and other liabilities	108.4	65.9
Net cash provided by operating activities	327.4	240.5
Cash flows from investing activities:
Additions to property, plant, and equipment	(71.4)	(84.0)
Additions to intangible assets	(14.0)	(5.9)
Acquisitions, less cash acquired	—	(2,640.2)
Proceeds from sale of fixed assets	1.7	0.1
Proceeds from divestiture	19.3	—
Increase in restricted cash	—	(0.6)
Other	(0.6)	(0.5)
Net cash used in investing activities	(65.0)	(2,731.1)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	130.0	114.2
Payments under Revolving Credit Facility	(251.0)	(196.2)
Proceeds from issuance of Term Loan A-2	—	1,025.0
Proceeds from issuance of 2024 Notes	—	775.0
Payments on capitalized lease obligations and other debt	(1.9)	(2.1)
Payment of deferred financing costs	—	(34.3)
Payments on Term Loans	(31.7)	(15.1)
Net proceeds from issuance of common stock	—	835.1
Receipts related to stock-based award activities	9.9	7.0
Payments related to stock-based award activities	(6.6)	(7.8)
Net cash (used in) provided by financing activities	(151.3)	2,500.8
Effect of exchange rate changes on cash and cash equivalents	1.0	6.5
Net increase in cash and cash equivalents	112.1	16.7
Cash and cash equivalents, beginning of period	62.1	34.9
Cash and cash equivalents, end of period	$174.2	$51.6

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2017

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

In the first quarter of 2017, the Company completed changes in its organizational structure that resulted in a change in how the Company manages its business and allocates resources. As a result, the Company revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. See Note 22 for additional details. All prior period amounts have been recast to reflect the change in reportable segments.

In the fourth quarter of 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this ASU, excess tax benefits and deficiencies are no longer recognized as additional paid-in capital in the Condensed Consolidated Balance Sheets. The ASU requires recognition of excess tax benefits and deficiencies in the Condensed Consolidated Statements of Operations. As the Company adopted the ASU in the fourth quarter, any related adjustments were required to be reflected as of the beginning of the fiscal year of adoption. The results for the three and six months periods ended June 30, 2016 have been recast to reflect the adoption of the ASU as of January 1, 2016, resulting in income tax benefits of $3.3 million and $3.5 million, respectively, related to the recognition of excess tax benefits and deficiencies, which are included in the Income taxes line of the Condensed Consolidated Statements of Operations. The effect on basic and diluted net earnings per common share was $0.06 for the three and six months ended June 30, 2016. Additionally, the ASU requires excess tax benefits to be reported as a component of operating activities in the Condensed Consolidated Statements of Cash Flows. Excess tax benefits of $3.5 million were retrospectively reclassified from financing to operating activities in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016. The effects of the adoption of the other provisions of this ASU were immaterial.

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

The Private Brands Business was on a 4-4-5 fiscal calendar during the second quarter of 2016, and June 26, 2016 was the fiscal period end closest to the Company’s fiscal quarter end. This difference did not have a significant impact on the results of operations of the Private Brands Business. In the fourth quarter of 2016, the Company changed the fiscal year end of the Private Brands Business to December 31. The Company did not retrospectively apply the effects of this change to the three and six month periods ended June 30, 2016 due to impracticability, and believes the effects would be immaterial.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduced a new framework to be used when recognizing revenue in an attempt to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using either the full retrospective method, which presents the impact of the change separately in each prior year presented, or the modified retrospective method, which includes the cumulative changes to all prior years presented in beginning retained earnings in the year of initial adoption. The Company expects to use the modified retrospective method. The FASB also issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, in April 2016 and May 2016, respectively, which amend the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company is currently assessing the impact that these standards will have on its accounting policies, processes, system requirements, internal controls, and disclosures using internal resources and the assistance of a third-party. The Company has established a project plan, completed an initial review of its customer contracts, and is considering impacted policies and processes. The Company has not yet determined the impact that these standards will have on our financial position and results of operations.

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

Facility Location	Date of Closure Announcement	End of Production	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs (Proceeds) to Close
						(In millions)
City of Industry, California	November 18, 2015	First quarter of 2016	Third quarter of 2016	Liquid non-dairy creamer and refrigerated salad dressings	Beverages, Condiments	$6.9	$3.8
Ayer, Massachusetts	April 5, 2016	First quarter of 2017	Third quarter of 2017	Spoonable dressings	Condiments	6.1	3.3
Azusa, California	May 24, 2016	First quarter of 2017	Third quarter of 2017	Bars and snack products	Snacks	18.5	15.1
Ripon, Wisconsin	May 24, 2016	Fourth quarter of 2016	Fourth quarter of 2016	Sugar wafer cookies	Baked Goods	0.8	(0.2)
Delta, British Columbia	November 3, 2016	Fourth quarter of 2017	First quarter of 2018	Frozen griddle products	Baked Goods	3.3	2.3
Battle Creek, Michigan	November 3, 2016	(1)	(1)	Ready-to-eat cereal	Meals	10.4	2.8

(1)	The downsizing of this facility began in January 2017 and is expected to last approximately 15 months.

Total expected costs to close the City of Industry, California, Ayer, Massachusetts, Ripon, Wisconsin, and Delta, British Columbia facilities have been reduced by approximately $4.9 million, $0.4 million, $1.3 million, and $1.9 million, respectively, since the initial announcements, while total expected costs to close the Azusa, California facility have been increased by approximately $3.7 million. Total costs to restructure the Battle Creek, Michigan facility have increased by approximately $0.9 million since the initial announcement.

Below is a summary of the plant closing costs:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Costs	Total Expected
	2017	2016	2017	2016	To Date	Costs
	(In millions)
Asset-related	$(0.9)	$0.7	$3.5	$1.5	$13.7	$16.8
Employee-related	0.2	1.3	2.7	1.9	10.0	11.8
Other closure costs	7.8	1.0	10.3	1.1	14.8	17.4
Total	$7.1	$3.0	$16.5	$4.5	$38.5	$46.0

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities recorded as of June 30, 2017 associated with these plant closings relate to severance and the partial withdrawal from a multiemployer pension plan. The severance liability is included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets, while the multiemployer pension plan withdrawal liability is included in the Other long-term liabilities line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the liabilities as of June 30, 2017:

	Severance	Multiemployer Pension Plan Withdrawal	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2016	$3.5	$0.8	$—	$4.3
Expense	2.4	—	2.4	4.8
Payments	(3.2)	—	—	(3.2)
Adjustments	(0.3)	—	—	(0.3)
Balance as of June 30, 2017	$2.4	$0.8	$2.4	$5.6

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

The Private Brands Business acquisition is accounted for under the acquisition method of accounting and the results of operations are included in our Condensed Consolidated Financial Statements from the date of acquisition in the Baked Goods, Condiments, Meals, and Snacks segments. Included in the Company’s Condensed Consolidated Statements of Operations are the Private Brands Business’s net sales of approximately $1,286.6 million and income before income taxes of $32.3 million from the date of acquisition through June 30, 2016. Integration costs of $6.5 million, which are included in the Cost of sales and General and administrative expense lines of the Condensed Consolidated Statements of Operations, were included in determining income before income taxes.

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

The Company allocated $496.1 million to customer relationships with retail grocery customers, which have an estimated life of 13 years, and $14.8 million to customer relationships with food away from home customers, which have an estimated life of 10 years. The Company allocated $33.0 million to trade names, which have an estimated life of 10 years. The Company allocated $23.2 million

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to formulas, which have an estimated life of 5 years. The Company allocated $19.6 million to capitalized software with estimated lives of 1 to 5 years, depending on expected use. The aforementioned intangibles will be amortized over their expected useful lives. Indemnification assets related to taxes of approximately $13.8 million were also recorded. The Company increased the cost of acquired inventories by approximately $8.4 million, and expensed the amount as a component of cost of sales. The Company has allocated $555.0 million, $73.3 million, $413.8 million, and $97.9 million of goodwill to the Baked Goods, Condiments, Meals, and Snacks segments, respectively. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $35.2 million in acquisition costs in 2016 and none in 2017. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Operations.

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

Since the preliminary purchase price allocation included in the Company’s Annual Report for the fiscal year ended December 31, 2016, the Company recorded purchase price adjustments related to taxes, resulting in an increase to goodwill of approximately $3.0 million in the first quarter of 2017. These adjustments did not impact the Condensed Consolidated Statements of Operations.

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

Six Months Ended June 30, 2016
(In millions, except per share data)
Pro forma net sales	$3,135.5
Pro forma net income	$37.5
Pro forma basic earnings per common share	$0.66
Pro forma diluted earnings per common share	$0.65

5. INVESTMENTS

	June 30,	December 31,
	2017	2016
	(In millions)
U.S. equity	$8.9	$7.6
Non-U.S. equity	2.1	1.8
Fixed income	1.1	1.0
Total investments	$12.1	$10.4

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investments include U.S. equity, non-U.S. equity, and fixed income securities that are classified as short-term investments on the Condensed Consolidated Balance Sheets. The U.S. equity, non-U.S. equity, and fixed income securities are classified as short-term investments as they have characteristics of other current assets and are actively managed. When securities are sold, their cost is determined based on the first-in, first-out (“FIFO”) method.

6. INVENTORIES

	June 30,	December 31,
	2017	2016
	(In millions)
Raw materials and supplies	$448.3	$429.4
Finished goods	569.5	571.9
LIFO reserve	(24.7)	(23.3)
Total inventories	$993.1	$978.0

Inventory is generally accounted for under the FIFO method, and a portion is accounted for under the last-in, first-out (“LIFO”) method and the weighted average costing approach. Approximately $93.0 million and $105.9 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2017 and December 31, 2016, respectively. Approximately $113.3 million and $116.2 million of our inventory was accounted for using the weighted average costing approach at June 30, 2017 and December 31, 2016, respectively.

7. PROPERTY, PLANT, AND EQUIPMENT

	June 30,	December 31,
	2017	2016
	(In millions)
Land	$70.0	$71.2
Buildings and improvements	451.1	465.3
Machinery and equipment	1,250.5	1,324.5
Construction in progress	68.0	85.0
Total	1,839.6	1,946.0
Less accumulated depreciation	(543.3)	(586.7)
Property, plant, and equipment, net	$1,296.3	$1,359.3

Depreciation expense was $37.9 million and $44.9 million for the three months ended June 30, 2017 and 2016, respectively, and $81.7 million and $80.5 million for the six months ended June 30, 2017 and 2016, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

As a result of the changes in organizational structure completed in the first quarter of 2017, the Company has the following five operating segments, which are also its reporting units: Baked Goods, Beverages, Condiments, Meals, and Snacks. See Note 22 for more information.

The Company allocated the goodwill balance as of January 1, 2017 between the new reporting units using a relative fair value allocation approach. The change was considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2017. The Company performed the first step of the impairment test, which did not result in the identification of any impairment losses. Changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows:

	Baked
	Goods	Beverages	Condiments	Meals	Snacks	Total
	(In millions)
Balance at January 1, 2017	$554.2	$713.2	$433.1	$470.6	$276.1	$2,447.2
Purchase price adjustments	1.4	—	0.2	1.1	0.3	3.0
Foreign currency exchange adjustments	—	1.7	2.3	—	—	4.0
Balance at June 30, 2017	$555.6	$714.9	$435.6	$471.7	$276.4	$2,454.2

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(In millions)
Trademarks	$22.1	$21.6
Total indefinite lived intangibles	$22.1	$21.6

The increase in the indefinite lived intangibles balance is due to foreign currency translation.

The gross carrying amounts and accumulated amortization of intangible assets, with finite lives, as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)			(In millions)
Intangible assets with finite lives:
Customer-related	$1,260.8	$(317.4)	$943.4	$1,284.3	$(293.3)	$991.0
Contractual agreements	3.0	(2.9)	0.1	3.0	(2.9)	0.1
Trademarks	69.4	(26.0)	43.4	69.6	(23.6)	46.0
Formulas/recipes	33.8	(15.6)	18.2	33.7	(12.8)	20.9
Computer software	128.6	(66.4)	62.2	115.7	(57.7)	58.0
Total finite lived intangibles	$1,495.6	$(428.3)	$1,067.3	$1,506.3	$(390.3)	$1,116.0

Total intangible assets, excluding goodwill, as of June 30, 2017 and December 31, 2016 were $1,089.4 million and $1,137.6 million, respectively. Amortization expense on intangible assets for the three months ended June 30, 2017 and 2016 was $28.7 million and $28.5 million, respectively, and $57.3 million and $52.3 million for the six months ended June 30, 2017 and 2016, respectively. Estimated amortization expense on intangible assets for 2017 and the next four years is as follows:

(In millions)
2017	$114.2
2018	108.1
2019	105.5
2020	103.0
2021	93.8

 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2017	2016
	(In millions)
Accounts payable	$576.8	$458.1
Payroll and benefits	57.2	78.5
Interest	23.7	24.1
Taxes	10.2	31.0
Health insurance, workers’ compensation, and other insurance costs	26.3	17.2
Marketing expenses	9.6	12.4
Other accrued liabilities	8.3	5.5
Total	$712.1	$626.8

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. INCOME TAXES

Income taxes were recorded at an effective rate of 38.9% and 63.2% for the three and six months ended June 30, 2017, respectively, compared to 14.4% and 9.2% for the three and six months ended June 30, 2016, respectively. The changes in effective tax rates for the three and six months ended June 30, 2017 as compared to 2016 are primarily a result of the income tax benefits on the Company’s losses before income taxes for the three and six months ended June 30, 2017, the income tax benefits related to share-based payments, and the income tax benefits from the release of reserves for unrecognized tax benefits. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the benefits associated with the federal domestic production activities deduction, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. In addition, the Company’s effective tax rate for the six months ended June 30, 2017 reflects a discrete benefit of approximately 13.9% attributable to the vesting and exercise of share-based awards.

The Internal Revenue Service (“IRS”) is currently examining the TreeHouse Foods, Inc. & Subsidiaries’ 2015 tax year. The Canadian Revenue Agency (“CRA”) is currently examining the 2008 through 2014 tax years of E.D. Smith. The CRA is also currently examining the 2013 tax year of Associated Brands, Inc. The CRA examinations are expected to be completed in 2017 or 2018. The Italian Agency of Revenue (“IAR”) is currently examining the 2007 through 2009 and 2013 tax years of Pasta Lensi S.r.l. The IAR examinations are not expected to be completed prior to 2020 due to a backlog of appeals before the agency. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2017 and 2018.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $5.8 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $2.8 million of the $5.8 million would affect net income when settled.

11. LONG-TERM DEBT

	June 30,	December 31,
	2017	2016
	(In millions)
Revolving Credit Facility	$49.0	$170.0
Term Loan A	280.5	288.0
Term Loan A-1	175.0	180.0
Term Loan A-2	986.6	1,005.8
2022 Notes	400.0	400.0
2024 Notes	775.0	775.0
Other debt	3.1	5.7
Total outstanding debt	2,669.2	2,824.5
Deferred financing costs	(29.9)	(33.3)
Less current portion	(70.9)	(66.4)
Total long-term debt	$2,568.4	$2,724.8

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

The Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 are known collectively as the “Amended and Restated Credit Agreement.” The Company’s average interest rate on debt outstanding under its Amended and Restated Credit Agreement for the three months ended June 30, 2017 was 3.02%. Including the interest rate swap agreements described below with a weighted average fixed interest rate base of approximately 0.86% on $500 million, the average rate decreases to 2.98%.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility — As of June 30, 2017, $801.1 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility matures on February 1, 2021. In addition, as of June 30, 2017, there were $49.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

12. STOCKHOLDERS’ EQUITY

Common stock — The Company has authorized 90 million shares of common stock with a par value of $0.01 per share. No dividends have been declared or paid. As of June 30, 2017, there were 57,168,101 shares of common stock issued and outstanding. There is no treasury stock issued or outstanding.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share data)
Net (loss) income	$(34.2)	$19.0	$(6.0)	$15.8

Weighted average common shares outstanding	57.0	56.6	57.0	54.6
Assumed exercise/vesting of equity awards (1)	—	0.9	—	0.9
Weighted average diluted common shares outstanding	57.0	57.5	57.0	55.5

Net (loss) earnings per basic share	$(0.60)	$0.34	$(0.11)	$0.29
Net (loss) earnings per diluted share	$(0.60)	$0.33	$(0.11)	$0.28

(1)

Incremental shares from equity awards are computed using the treasury stock method. For the three and six months ended June 30, 2017, weighted average common shares outstanding is the same for the computations of basic and diluted earnings per share because the Company had a net loss for the periods. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.1 million and 1.6 million for the three and six months ended June 30, 2017, respectively, and 0.7 million and 1.0 million for the three and six months ended June 30, 2016, respectively.

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

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 16.1 million, of which approximately 5.0 million remain available at June 30, 2017.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Loss) income before income taxes for the three and six month periods ended June 30, 2017 includes stock-based compensation expense of $11.1 million and $18.6 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2016 was $8.1 million and $14.3 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $4.1 million and $6.9 million for the three and six months ended June 30, 2017, respectively, and $3.0 million and $5.2 million for the three and six months ended June 30, 2016, respectively.

 Stock Options — The following table summarizes stock option activity during the six months ended June 30, 2017. Stock options generally have a three year vesting schedule, which vest in approximately three equal installments on each of the first three anniversaries of the grant date, and expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In millions)
Outstanding, at December 31, 2016	2,069	20	$64.77	5.8	$28.9
Granted	452	—	84.53
Forfeited	(58)	—	87.93
Exercised	(228)	(16)	40.51
Expired	(2)	—	85.17
Outstanding, at June 30, 2017	2,233	4	70.81	6.6	31.5
Vested/expected to vest, at June 30, 2017	2,149	4	70.19	6.4	31.4
Exercisable, at June 30, 2017	1,425	4	61.53	5.0	30.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Compensation expense	$2.8	$1.9	$4.6	$3.5
Intrinsic value of stock options exercised	5.6	4.7	10.1	6.0
Tax benefit recognized from stock option exercises	2.2	1.7	3.9	2.1

Compensation costs related to unvested options totaled $18.0 million at June 30, 2017 and will be recognized over the remaining vesting period of the grants, which averages 2.3 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2017 include the following: weighted average expected volatility of 26.70%, expected term of six years, weighted average risk free rate of 2.07%, and no dividends. The weighted average grant date fair value of awards granted in 2017 was $24.86.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of June 30, 2017, 100 thousand director restricted stock units have been earned and deferred.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2017:

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2016	516	$87.03	104	$57.78
Granted	265	83.97	17	84.66
Vested	(163)	85.17	(2)	98.28
Forfeited	(44)	87.32	—	—
Outstanding, at June 30, 2017	574	86.11	119	60.86

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Compensation expense	$7.1	$4.5	$11.8	$8.0
Fair value of vested restricted stock units	10.1	12.9	13.0	13.1
Tax benefit recognized from vested restricted stock units	3.7	4.6	4.8	4.7

Future compensation costs related to restricted stock units are approximately $36.7 million as of June 30, 2017 and will be recognized on a weighted average basis over the next 2.1 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 27, 2017, based on an achievement of operating performance measures, 72,335 performance units were converted into 81,556 shares of stock, an average conversion of 1.13 shares for each performance unit. The following table summarizes the performance unit activity during the six months ended June 30, 2017:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2016	246	$85.16
Granted	114	84.66
Vested	(72)	79.89
Forfeited	(10)	88.10
Unvested, at June 30, 2017	278	86.21

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Compensation expense	$1.2	$1.7	$2.2	$2.8
Fair value of vested performance units	6.5	11.4	6.5	11.4
Tax benefit recognized from performance units vested	2.5	4.1	2.5	4.1

Future compensation costs related to the performance units are estimated to be approximately $12.7 million as of June 30, 2017, and are expected to be recognized over the next 2.4 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In millions)
Balance at December 31, 2016	$(89.4)	$(11.9)	$(101.3)
Other comprehensive income	16.5	—	16.5
Reclassifications from accumulated other comprehensive loss	—	7.1	7.1
Other comprehensive income	16.5	7.1	23.6
Balance at June 30, 2017	$(72.9)	$(4.8)	$(77.7)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In millions)
Balance at December 31, 2015	$(100.5)	$(13.0)	$(113.5)
Other comprehensive income	28.9	—	28.9
Reclassifications from accumulated other comprehensive loss	—	0.5	0.5
Other comprehensive income	28.9	0.5	29.4
Balance at June 30, 2016	$(71.6)	$(12.5)	$(84.1)

(1)	The foreign currency translation adjustment is not net of tax, as the Company’s investments in its foreign subsidiaries are considered to be permanent.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $4.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

The Condensed Consolidated Statements of Operations lines impacted by reclassifications out of Accumulated other comprehensive loss are outlined below:

					Affected line in
	Reclassifications from Accumulated				the Condensed Consolidated
	Other Comprehensive Loss				Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Amortization of defined benefit pension and postretirement items:
Prior service costs	$—	$—	$0.1	$0.1	(a)
Unrecognized net loss	0.2	0.4	0.6	0.7	(a)
Actuarial adjustment	2.1	—	2.1	—	(b)
Divestiture	8.7	—	8.7	—	Other operating expense, net
Total before tax	11.0	0.4	11.5	0.8
Income taxes	4.2	0.2	4.4	0.3	Income taxes
Net of tax	$6.8	$0.2	$7.1	$0.5

(a)

These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost, and are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Operations.

(b)	Represents the actuarial adjustment that was recorded in conjunction with the divestiture of a pension plan and a postretirement benefit plan in the second quarter of 2017.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

Pension, Profit Sharing and Postretirement Benefits — Certain employees and retirees participate in pension and other postretirement benefit plans. Employee benefit plan obligations and expenses included in the Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions. In connection with the divestiture of the canned soup and infant feeding (“SIF”) business in the second quarter of 2017, the Company divested a pension plan and a postretirement benefit plan. The net unfunded liability associated with these plans as of the closing date, which is included in the Other operating expense, net line of the Condensed Consolidated Statements of Operations, was $10.5 million.

Components of net periodic pension expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Service cost	$1.0	$1.3	$2.2	$2.3
Interest cost	3.8	4.1	7.8	7.1
Expected return on plan assets	(4.4)	(4.5)	(9.1)	(7.7)
Amortization of unrecognized prior service cost	—	—	0.1	0.1
Amortization of unrecognized net loss	0.2	0.4	0.6	0.7
Net periodic pension cost	$0.6	$1.3	$1.6	$2.5

The Company does not expect to make any contributions to the pension plans in 2017.

Components of net periodic postretirement expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.4	0.6	0.6
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	—	—	—	—
Net periodic postretirement cost	$0.3	$0.4	$0.6	$0.6

The Company expects to contribute approximately $1.6 million to the postretirement health plans during 2017.

Net periodic pension and postretirement costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Operations.

17. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three and six months ended June 30, 2017 and 2016, which consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Restructuring	$8.8	$2.5	$15.6	$4.1
Loss on divestiture	85.2	—	85.2	—
Other	—	0.8	—	0.9
Total other operating expense, net	$94.0	$3.3	$100.8	$5.0

On May 22, 2017, the Company completed the divestiture of its SIF business. The SIF business is based in Pittsburgh, Pennsylvania and produced private label condensed and ready-to-serve soup, baby food, and gravies for the Meals segment. The divestiture of this

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business did not meet the criteria to be presented as discontinued operations as it did not represent a strategic shift that would have a major effect on the Company’s results of operations. The transaction remains subject to working capital adjustments that are expected to be finalized in the third quarter of 2017.

18. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2017	2016
	(In millions)
Interest paid	$56.9	$33.3
Income taxes paid	21.7	46.4
Accrued purchase of property and equipment	14.9	11.5
Accrued other intangible assets	5.0	3.0

Non-cash financing activities for the six months ended June 30, 2017 and 2016 include $19.5 million and $24.0 million, respectively, related to the vesting of restricted stock, restricted stock units, and performance stock units.

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. The Public Employees’ defendants have filed a motion to dismiss, which has been fully briefed.

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the Parties. The next status dates in Wells and Lavin are October 30, 2017 and August 4, 2017, respectively, though these dates may change.

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

Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Operations, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2017, the Company had $23.6 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2017.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of June 30, 2017, the Company had outstanding contracts for the purchase of 107,370 megawatts of electricity, expiring throughout 2017 and 2018; 14.0 million gallons of diesel, expiring throughout 2017 and early 2018; 3.1 million dekatherms of natural gas, expiring throughout 2017 and 2018; 0.3 million bushels of wheat, expiring throughout 2017 and early 2018; and 0.9 million bushels of corn, expiring throughout 2017 and early 2018.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets:

		Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In millions)
Asset Derivatives
Commodity contracts	Prepaid expenses and other current assets	$0.5	$1.0
Foreign currency contracts	Prepaid expenses and other current assets	0.3	0.7
Interest rate swap agreements	Prepaid expenses and other current assets	9.9	10.4
		$10.7	$12.1
Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$1.2	$0.5
Foreign currency contracts	Accounts payable and accrued expenses	0.4	—
		$1.6	$0.5

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	June 30,		June 30,
	Recognized in Net (Loss) Income	2017	2016	2017	2016
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other expense (income), net	$(0.1)	$0.5	$(1.2)	$0.9
Foreign currency contracts	Other expense (income), net	(0.7)	2.8	(0.8)	(2.3)
Interest rate swap agreements	Other expense (income), net	(1.5)	(1.6)	(0.5)	(1.6)
Total unrealized (loss) gain		(2.3)	1.7	(2.5)	(3.0)
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	(0.7)	—	(0.2)	(1.0)
Foreign currency contracts	Cost of sales	1.0	(2.7)	1.2	(1.9)
Interest rate swap agreements	Interest expense	0.2	—	0.1	—
Total realized gain (loss)		0.5	(2.7)	1.1	(2.9)
Total loss		$(1.8)	$(1.0)	$(1.4)	$(5.9)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In millions)		(In millions)
Not recorded at fair value (liability):
Revolving Credit Facility	$(49.0)	$(48.3)	$(170.0)	$(167.1)	2
Term Loan A	(280.5)	(280.9)	(288.0)	(288.1)	2
Term Loan A-1	(175.0)	(175.3)	(180.0)	(180.3)	2
Term Loan A-2	(986.6)	(988.3)	(1,005.8)	(1,007.4)	2
2022 Notes	(400.0)	(413.0)	(400.0)	(410.0)	2
2024 Notes	(775.0)	(825.4)	(775.0)	(809.9)	2
Recorded on a recurring basis at fair value (liability) asset:
Commodity contracts	$(0.7)	$(0.7)	$0.5	$0.5	2
Foreign currency contracts	(0.1)	(0.1)	0.7	0.7	2
Interest rate swap agreements	9.9	9.9	10.4	10.4	2
Investments	12.1	12.1	10.4	10.4	1

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Meals – Our Meals segment sells baking and mix powders; powdered soups and gravies; macaroni and cheese; pasta; ready-to-eat and hot cereals; and skillet dinners. Condensed and ready to serve soup and infant feeding products were sold within the Meals segment through the divestiture of the SIF business on May 22, 2017.

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

Financial information relating to the Company’s reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Net sales to external customers:
Baked Goods	$324.3	$322.9	$665.4	$542.4
Beverages	246.2	212.9	514.2	437.8
Condiments	344.9	340.5	655.0	636.1
Meals	288.4	317.0	612.4	589.4
Snacks	317.0	358.0	607.6	615.8
Unallocated	1.4	(9.9)	3.8	(9.9)
Total	$1,522.2	$1,541.4	$3,058.4	$2,811.6
Direct operating income:
Baked Goods	$32.5	$34.8	$74.4	$63.6
Beverages	60.3	54.1	119.0	111.8
Condiments	36.0	41.9	67.7	77.0
Meals	33.8	29.4	67.8	55.8
Snacks	10.1	19.0	22.6	28.8
Total	172.7	179.2	351.5	337.0
Unallocated selling, general, and administrative expenses	(82.0)	(79.2)	(162.0)	(179.9)
Unallocated cost of sales (1)	6.9	(6.7)	8.4	(19.3)
Unallocated corporate expense and other	(121.3)	(41.7)	(154.3)	(67.2)
Operating (loss) income	(23.7)	51.6	43.6	70.6
Other expense	(32.3)	(29.4)	(59.9)	(53.2)
(Loss) income before income taxes	$(56.0)	$22.2	$(16.3)	$17.4

(1)	Includes charges related to restructurings and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 8.6% and 9.0% of total consolidated net sales in the six months ended June 30, 2017 and 2016, respectively, with 6.8% and 7.1% of total consolidated

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net sales in Canada, respectively. The Company held 11.6% and 11.2% of its property, plant, and equipment outside of the United States as of June 30, 2017 and 2016, respectively.

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 20.6% and 18.7% of consolidated net sales in the six months ended June 30, 2017 and 2016, respectively. No other customer accounted for more than 10% of our consolidated net sales during these periods.

Product Information — The following table presents the Company’s net sales by major products for the three and six months ended June 30, 2017 and 2016. In the first quarter of 2017, the Company changed the product categories to align with the changes in organizational structure described above. All prior period information has been recast to reflect this change.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Products:
Dressings and sauces	$250.9	$248.1	$488.2	$469.4
Snack nuts	196.5	205.7	384.2	348.0
Beverages	167.7	142.0	350.8	286.1
Retail bakery	162.0	159.0	344.6	272.3
Cereals and other meals	149.2	182.1	339.6	352.0
Baked products	162.3	163.9	320.8	270.1
Pasta and dry dinners	139.2	134.9	272.8	237.4
Trail mix and bars	121.9	142.4	227.2	257.9
Pickles	94.0	92.4	166.8	166.7
Beverage enhancers	78.5	70.9	163.4	151.7
Total net sales	$1,522.2	$1,541.4	$3,058.4	$2,811.6

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes and 2024 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2017 and 2016, and for the three and six months ended June 30, 2017 and 2016. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

June 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$107.0	$0.2	$67.0	$—	$174.2
Investments	—	—	12.1	—	12.1
Accounts receivable, net	0.6	308.1	44.0	—	352.7
Inventories, net	—	867.8	125.3	—	993.1
Assets held for sale	—	2.7	—	—	2.7
Prepaid expenses and other current assets	61.3	13.7	18.1	—	93.1
Total current assets	168.9	1,192.5	266.5	—	1,627.9
Property, plant, and equipment, net	29.8	1,115.9	150.6	—	1,296.3
Goodwill	—	2,333.7	120.5	—	2,454.2
Investment in subsidiaries	5,129.6	549.2	—	(5,678.8)	-
Intercompany accounts receivable (payable), net	(174.8)	168.8	6.0	—	-
Deferred income taxes	22.0	—	—	(22.0)	-
Intangible and other assets, net	59.7	966.8	105.0	—	1,131.5
Total assets	$5,235.2	$6,326.9	$648.6	$(5,700.8)	$6,509.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$45.2	$599.4	$67.5	$—	$712.1
Current portion of long-term debt	69.5	1.3	0.1	—	70.9
Total current liabilities	114.7	600.7	67.6	—	783.0
Long-term debt	2,566.6	1.6	0.2	—	2,568.4
Deferred income taxes	—	406.1	25.9	(22.0)	410.0
Other long-term liabilities	11.0	188.9	5.7	—	205.6
Stockholders’ equity	2,542.9	5,129.6	549.2	(5,678.8)	2,542.9
Total liabilities and stockholders’ equity	$5,235.2	$6,326.9	$648.6	$(5,700.8)	$6,509.9

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended June 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,439.9	$158.9	$(76.6)	$1,522.2
Cost of sales	—	1,187.0	134.9	(76.6)	1,245.3
Gross profit	—	252.9	24.0	—	276.9
Selling, general, and administrative expense	34.6	132.9	10.4	—	177.9
Amortization expense	3.2	23.1	2.4	—	28.7
Other operating expense, net	—	92.8	1.2	—	94.0
Operating (loss) income	(37.8)	4.1	10.0	—	(23.7)
Interest expense	31.7	—	(0.2)	0.3	31.8
Interest income	—	0.3	(0.3)	(0.3)	(0.3)
Other expense (income), net	1.5	(0.1)	(0.6)	—	0.8
(Loss) income before income taxes	(71.0)	3.9	11.1	—	(56.0)
Income taxes (benefit)	(27.4)	3.1	2.5	—	(21.8)
Equity in net income (loss) of subsidiaries	9.4	8.6	—	(18.0)	—
Net (loss) income	$(34.2)	$9.4	$8.6	$(18.0)	$(34.2)

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended June 30, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,454.5	$159.0	$(72.1)	$1,541.4
Cost of sales	—	1,210.7	137.0	(72.1)	1,275.6
Gross profit	—	243.8	22.0	—	265.8
Selling, general, and administrative expense	22.9	143.2	16.3	—	182.4
Amortization expense	2.3	23.8	2.4	—	28.5
Other operating expense, net	—	2.8	0.5	—	3.3
Operating (loss) income	(25.2)	74.0	2.8	—	51.6
Interest expense	31.0	0.4	1.4	(1.3)	31.5
Interest income	—	(1.6)	(0.3)	1.3	(0.6)
Other expense (income), net	—	2.7	(4.2)	—	(1.5)
(Loss) income before income taxes	(56.2)	72.5	5.9	—	22.2
Income taxes (benefit)	(21.3)	24.7	(0.2)	—	3.2
Equity in net income (loss) of subsidiaries	53.9	6.1	—	(60.0)	—
Net income (loss)	$19.0	$53.9	$6.1	$(60.0)	$19.0

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Six Months Ended June 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,895.3	$322.9	$(159.8)	$3,058.4
Cost of sales	—	2,375.4	279.5	(159.8)	2,495.1
Gross profit	—	519.9	43.4	—	563.3
Selling, general, and administrative expense	62.1	279.5	20.0	—	361.6
Amortization expense	6.1	46.5	4.7	—	57.3
Other operating expense, net	—	99.4	1.4	—	100.8
Operating (loss) income	(68.2)	94.5	17.3	—	43.6
Interest expense	62.9	0.2	1.0	(2.6)	61.5
Interest income	(2.2)	(2.6)	(0.9)	2.6	(3.1)
Other expense (income), net	1.6	(0.1)	—	—	1.5
(Loss) income before income taxes	(130.5)	97.0	17.2	—	(16.3)
Income taxes (benefit)	(50.2)	36.5	3.4	—	(10.3)
Equity in net income (loss) of subsidiaries	74.3	13.8	—	(88.1)	—
Net (loss) income	$(6.0)	$74.3	$13.8	$(88.1)	$(6.0)

Condensed Supplemental Consolidating Statement of Operations

Six Months Ended June 30, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,659.3	$292.8	$(140.5)	$2,811.6
Cost of sales	—	2,207.8	253.9	(140.5)	2,321.2
Gross profit	—	451.5	38.9	—	490.4
Selling, general, and administrative expense	76.6	259.6	26.3	—	362.5
Amortization expense	4.5	43.2	4.6	—	52.3
Other operating expense, net	—	4.1	0.9	—	5.0
Operating (loss) income	(81.1)	144.6	7.1	—	70.6
Interest expense	56.4	0.3	2.9	(2.4)	57.2
Interest income	(2.2)	(2.9)	(0.7)	2.4	(3.4)
Other (income) expense, net	—	(2.0)	1.4	—	(0.6)
(Loss) income before income taxes	(135.3)	149.2	3.5	—	17.4
Income taxes (benefit)	(51.3)	54.7	(1.8)	—	1.6
Equity in net income (loss) of subsidiaries	99.8	5.3	—	(105.1)	—
Net income (loss)	$15.8	$99.8	$5.3	$(105.1)	$15.8

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(34.2)	$9.4	$8.6	$(18.0)	$(34.2)
Other comprehensive income:
Foreign currency translation adjustments	—	—	12.9	—	12.9
Pension and postretirement reclassification adjustment, net of tax	—	6.8	—	—	6.8
Other comprehensive income	—	6.8	12.9	—	19.7
Equity in other comprehensive income (loss) of subsidiaries	19.7	12.9	—	(32.6)	—
Comprehensive (loss) income	$(14.5)	$29.1	$21.5	$(50.6)	$(14.5)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$19.0	$53.9	$6.1	$(60.0)	$19.0
Other comprehensive income:
Foreign currency translation adjustments	—	—	4.6	—	4.6
Pension and postretirement reclassification adjustment, net of tax	—	0.2	—	—	0.2
Other comprehensive income	—	0.2	4.6	—	4.8
Equity in other comprehensive income (loss) of subsidiaries	4.8	4.6	—	(9.4)	—
Comprehensive income (loss)	$23.8	$58.7	$10.7	$(69.4)	$23.8

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(6.0)	$74.3	$13.8	$(88.1)	$(6.0)
Other comprehensive income:
Foreign currency translation adjustments	—	—	16.5	—	16.5
Pension and postretirement reclassification adjustment, net of tax	—	7.1	—	—	7.1
Other comprehensive income	—	7.1	16.5	—	23.6
Equity in other comprehensive income (loss) of subsidiaries	23.6	16.5	—	(40.1)	—
Comprehensive income (loss)	$17.6	$97.9	$30.3	$(128.2)	$17.6

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$15.8	$99.8	$5.3	$(105.1)	$15.8
Other comprehensive income:
Foreign currency translation adjustments	—	—	28.9	—	28.9
Pension and postretirement reclassification adjustment, net of tax	—	0.5	—	—	0.5
Other comprehensive income	—	0.5	28.9	—	29.4
Equity in other comprehensive income (loss) of subsidiaries	29.4	28.9	—	(58.3)	—
Comprehensive income (loss)	$45.2	$129.2	$34.2	$(163.4)	$45.2

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(0.4)	$400.5	$8.1	$(80.8)	$327.4
Cash flows from investing activities:
Additions to property, plant, and equipment	(1.3)	(62.2)	(7.9)	—	(71.4)
Additions to intangible assets	(13.3)	(0.7)	—	—	(14.0)
Intercompany transfer	189.7	(87.3)	(0.1)	(102.3)	—
Proceeds from sale of fixed assets	—	1.7	—	—	1.7
Proceeds from divestiture	—	19.0	0.3	—	19.3
Other	—	—	(0.6)	—	(0.6)
Net cash provided by (used in) investing activities	175.1	(129.5)	(8.3)	(102.3)	(65.0)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(152.7)	(1.9)	—	—	(154.6)
Intercompany transfer	81.7	(269.1)	4.3	183.1	—
Receipts related to stock-based award activities	9.9	—	—	—	9.9
Payments related to stock-based award activities	(6.6)	—	—	—	(6.6)
Net cash provided by (used in) financing activities	(67.7)	(271.0)	4.3	183.1	(151.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.0	—	1.0
Increase in cash and cash equivalents	107.0	—	5.1	—	112.1
Cash and cash equivalents, beginning of period	—	0.2	61.9	—	62.1
Cash and cash equivalents, end of period	$107.0	$0.2	$67.0	$—	$174.2

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Six Months Ended June 30, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$52.8	$300.2	$(7.8)	$(104.7)	$240.5
Cash flows from investing activities:
Additions to property, plant, and equipment	(1.1)	(73.9)	(9.0)	—	(84.0)
Additions to intangible assets	(5.9)	—	—	—	(5.9)
Intercompany transfer	98.5	(30.7)	—	(67.8)	—
Acquisitions, less cash acquired	(2,683.5)	0.3	43.0	—	(2,640.2)
Proceeds from sale of fixed assets	—	0.1	—	—	0.1
Other	—	(0.6)	(0.5)	—	(1.1)
Net cash provided by (used in) investing activities	(2,592.0)	(104.8)	33.5	(67.8)	(2,731.1)
Cash flows from financing activities:
Net borrowing (repayment) of debt	1,702.9	(2.1)	—	—	1,700.8
Payment of deferred financing costs	(34.3)	—	—	—	(34.3)
Intercompany transfer	25.9	(192.7)	(5.7)	172.5	—
Net proceeds from issuance of common stock	835.1	—	—	—	835.1
Receipts related to stock-based award activities	7.0	—	—	—	7.0
Payments related to stock-based award activities	(7.8)	—	—	—	(7.8)
Net cash provided by (used in) financing activities	2,528.8	(194.8)	(5.7)	172.5	2,500.8
Effect of exchange rate changes on cash and cash equivalents	—	—	6.5	—	6.5
(Decrease) increase in cash and cash equivalents	(10.4)	0.6	26.5	—	16.7
Cash and cash equivalents, beginning of period	10.4	0.1	24.4	—	34.9
Cash and cash equivalents, end of period	$—	$0.7	$50.9	$—	$51.6

24. SUBSEQUENT EVENTS

On August 3, 2017, the Company announced the TreeHouse 2020 restructuring plan, which will be executed in multiple phases over the next several years. The key elements of Phase 1 include the closure of the Company’s Brooklyn Park, Minnesota and Plymouth, Indiana facilities as well as the downsizing of the Dothan, Alabama facility. Production at the Brooklyn Park, Minnesota and Plymouth, Indiana facilities is expected to cease in the fourth quarter of 2017. The facility downsizing at Dothan, Alabama is expected to be complete in the third quarter of 2018.

Total costs related to the announced facility actions described above are expected to be approximately $44.5 million, of which approximately $29.7 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $14.8 million, employee-related costs of approximately $7.0 million, and other closure costs of approximately $22.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse Foods, Inc. is a manufacturer of packaged foods and beverages with more than 50 manufacturing facilities across the United States, Canada, and Italy that focuses primarily on private label products for both retail grocery and food away from home customers. We manufacture shelf stable, refrigerated, frozen, and fresh products within our five segments (baked goods, beverages, condiments, meals, and snacks). We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative free ingredients in many categories. We believe we are the largest manufacturer of private label snack nuts, trail mixes, refrigerated dough, retail griddle items, in-store bakery cookies, pretzels, soup, pickles, salsa, macaroni and cheese dinners, non-dairy powdered creamer, ready-to-eat cereals, and dry pasta in the United States, the largest manufacturer of private label powdered drink mixes, salad dressings, and instant hot cereals in both the United States and Canada, and the largest manufacturer of private label jams in Canada, based on volume. We also believe we are one of the largest manufacturers of private label crackers, snack bars, table syrup, flavored syrup, barbeque sauce, preserves, and jellies in the United States, based on volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and six month periods ended June 30, 2017 and 2016. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

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

Meals – Our Meals segment sells baking and mix powders; powdered soups and gravies; macaroni and cheese; pasta; ready-to-eat and hot cereals; and skillet dinners. Condensed and ready to serve soup and infant feeding products were sold within the Meals segment through the divestiture of the canned soup and infant feeding (“SIF”) business on May 22, 2017.

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

From a macroeconomic perspective, the U.S. economy showed continued variability, with a lower average unemployment rate in the second quarter of 2017 compared to the first quarter of 2017, continuing a trend of improving employment over the last several years. Annualized real gross domestic product rose in the second quarter of 2017 compared to the first quarter of 2017, signaling a return to expected growth following a lower than expected first quarter. Analysts are forecasting gross domestic product growth in the 2 to 3% range for the full year. In June 2017, the Federal Reserve raised interest rates by a quarter percentage point, the third increase in as many quarters. Citing a strong economy and better jobs data, the expectation is that one more similar rate hike will occur during the remainder of 2017. Despite the overall improvement in the U.S. economy, consumer spending continues to remain challenged. Specifically, retail food volumes continue to be weak compared to overall consumer spending. June total retail food sales and volumes, though improved sequentially, were unfavorable compared to the same period of the prior year, showing declines of 1.0%

and 2.5%, respectively. On a quarterly basis, volumes remained challenged year-over-year as second quarter total food volume declined 1.6% compared to the prior year. Branded products continue to be the hardest hit as volumes were down 2.2% in the second quarter of 2017 compared to 2016. Comparatively, private label food volumes were down 0.4% year-over-year for the second quarter. The weak volumes were offset by favorable pricing for both branded and private label products.

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

During the second quarter of 2017, net sales decreased approximately 1.2% when compared to the same period last year, primarily due to the divestiture of the SIF business in the second quarter of 2017, which contributed 1.1% to the overall decline. Unfavorable volume/mix primarily from the exit of low margin co-pack business, unfavorable pricing from competitive pressure, and unfavorable foreign exchange was offset partially by the favorable impact of product recalls. We expect industry volume to remain challenged throughout the remainder of the year.

The overarching themes impacting the second quarter of 2017 include (1) unfavorable volume/mix primarily from competitive pressure and the exit of low margin co-pack business, (2) unfavorable pricing primarily from competitive pressure offset partially by commodity-based pricing increases, (3) generally higher operating and commodity costs, and (4) reduced variable incentive compensation accruals.

As compared to the second quarter of 2016, the average Canadian foreign exchange rate in 2017 was 4.2% weaker. The Company estimates that net sales were negatively impacted by approximately 0.2%. The Company closely monitors the Canadian / U.S. dollar exchange rate and at times, enters into foreign exchange contracts.

Recent Developments

Sale of SIF Business

On April 25, 2017, the Company announced that it had entered into a definitive agreement to sell its SIF business. The SIF business is based in Pittsburgh, Pennsylvania and produces private label condensed and ready-to-serve soup, baby food, and gravies for the Meals segment. The transaction closed on May 22, 2017 and remains subject to working capital adjustments that are expected to be finalized in the third quarter of 2017.

Announcement of TreeHouse 2020

On August 3, 2017, the Company announced the TreeHouse 2020 restructuring plan, which will be executed in multiple phases over the next several years. The key elements of Phase 1 include the closure of the Company’s Brooklyn Park, Minnesota and Plymouth, Indiana facilities as well as the downsizing of the Dothan, Alabama facility. Production at the Brooklyn Park, Minnesota and Plymouth, Indiana facilities is expected to cease in the fourth quarter of 2017. The facility downsizing at Dothan, Alabama is expected to be complete in the third quarter of 2018.

Total costs related to the announced facility actions described above are expected to be approximately $44.5 million, of which approximately $29.7 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $14.8 million, employee-related costs of approximately $7.0 million, and other closure costs of approximately $22.7 million.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,522.2	100.0%	$1,541.4	100.0%	$3,058.4	100.0%	$2,811.6	100.0%
Cost of sales	1,245.3	81.8	1,275.6	82.8	2,495.1	81.6	2,321.2	82.6
Gross profit	276.9	18.2	265.8	17.2	563.3	18.4	490.4	17.4
Operating expenses:
Selling and distribution	94.8	6.2	104.3	6.8	199.4	6.5	189.8	6.8
General and administrative	83.1	5.4	78.1	5.1	162.2	5.3	172.7	6.1
Amortization expense	28.7	1.9	28.5	1.8	57.3	1.9	52.3	1.9
Other operating expense, net	94.0	6.2	3.3	0.2	100.8	3.3	5.0	0.2
Total operating expenses	300.6	19.7	214.2	13.9	519.7	17.0	419.8	15.0
Operating (loss) income	(23.7)	(1.5)	51.6	3.3	43.6	1.4	70.6	2.4
Other expense (income):
Interest expense	31.8	2.1	31.5	2.0	61.5	2.0	57.2	2.0
Interest income	(0.3)	—	(0.6)	—	(3.1)	(0.1)	(3.4)	(0.2)
Gain on foreign currency exchange	(0.4)	—	(0.8)	(0.1)	(0.3)	—	(4.9)	(0.2)
Other expense (income), net	1.2	0.1	(0.7)	—	1.8	0.1	4.3	0.1
Total other expense	32.3	2.2	29.4	1.9	59.9	2.0	53.2	1.7
(Loss) income before income taxes	(56.0)	(3.7)	22.2	1.4	(16.3)	(0.6)	17.4	0.7
Income taxes	(21.8)	(1.5)	3.2	0.2	(10.3)	(0.4)	1.6	0.1
Net (loss) income	$(34.2)	(2.2)%	$19.0	1.2%	$(6.0)	(0.2)%	$15.8	0.6%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Sales — Second quarter net sales decreased by $19.2 million, or 1.2%, in 2017 compared to 2016. The change in net sales from the second quarter of 2016 to the second quarter of 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$1,541.4
Volume/mix	(5.6)	(0.3)%
Pricing	(4.5)	(0.3)
Product recalls	11.3	0.7
Acquisitions/divestitures	(17.5)	(1.1)
Foreign currency	(2.9)	(0.2)
2017 Net sales	$1,522.2	(1.2)%

The change in net sales was primarily due to the divestiture of the SIF business in the second quarter of 2017 which contributed 1.1% to the overall decline. Unfavorable volume/mix, pricing, and foreign exchange was offset partially by the favorable impact of product recalls.

Cost of Sales — Cost of sales as a percentage of net sales was 81.8% in the second quarter of 2017, compared to 82.8% in the second quarter of 2016. Included in cost of sales in the second quarter of 2016 was $5.3 million related to product recalls compared to an insignificant amount in the second quarter of 2017. Coupled with the impact to net sales, product recalls contributed 1.0% to the reduction in cost of sales as a percentage of net sales year-over-year. The impact of acquisition, integration, divestiture, and restructuring costs for the second quarter of 2017 and 2016 was a gain of $0.9 million and expense of $0.9 million, respectively, further contributing 0.1% to the reduction in cost of sales as a percentage of net sales. Excluding the impact of product recalls and acquisition, integration, divestiture, and restructuring costs, cost of sales as a percentage of net sales was relatively flat compared to the prior year primarily due to higher operating and commodity costs, offset by a reduction in variable incentive compensation and depreciation.

Operating Expenses — Total operating expenses were $300.6 million in the second quarter of 2017 compared to $214.2 million in the second quarter of 2016. The increase in 2017 resulted from the following:

Selling and distribution expenses decreased $9.5 million, or 9.1%, in the second quarter of 2017 compared to the second quarter of 2016. Selling and distribution expenses as a percentage of net sales decreased to 6.2% in the second quarter of 2017, compared to 6.8% in the second quarter of 2016.  The decrease was primarily related to lower volumes, a reduction in variable incentive compensation, and cost savings in 2017.

General and administrative expenses increased $5.0 million, or 6.4%, in the second quarter of 2017 compared to the second quarter of 2016. General and administrative expenses as a percentage of net sales increased slightly to 5.4% in the second quarter of 2017, compared to 5.1% in the second quarter of 2016. This increase was primarily related to increased stock compensation costs of $3.0 million due to the shift of the annual grant period to the first quarter in 2017, higher acquisition, integration, and divestiture costs in the second quarter of 2017 compared to the second quarter of 2016, and the build-out of the new segment structure, offset partially by a reduction in variable incentive compensation and cost savings.

Amortization expense increased $0.2 million in the second quarter of 2017 compared to the second quarter of 2016, primarily due to additional costs from capitalized software projects to bring the Private Brands Business onto TreeHouse systems.

Other operating expense was $94.0 million in the second quarter of 2017 compared to $3.3 million in the second quarter of 2016. The increase was entirely due to a loss on the divestiture of the SIF business of $85.2 million in the second quarter of 2017 and higher costs associated with restructurings that were announced in recent quarters with respect to the Company’s closure of the City of Industry, California; Ayer, Massachusetts; Azusa, California; Delta, British Columbia (frozen griddle); and Ripon, Wisconsin facilities as well as the downsizing of the Battle Creek, Michigan facility. See Note 3 to our Condensed Consolidated Financial Statements for additional information regarding restructuring activity.

Interest Expense — Interest expense increased to $31.8 million in the second quarter of 2017, compared to $31.5 million in 2016, primarily due to higher interest rates associated with Federal interest rate increases offset partially by lower net debt.

Interest Income – Interest income of $0.3 million primarily relates to cash held by our Canadian subsidiaries and gains on investments, as discussed in Note 5 to our Condensed Consolidated Financial Statements. Interest income decreased slightly from the second quarter of 2016.

Foreign Currency — The Company’s foreign currency impact was a $0.4 million gain for the second quarter of 2017, compared to a gain of $0.8 million in the second quarter of 2016, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other Expense (Income), net — Other expense was $1.2 million for the second quarter of 2017, compared to income of $0.7 million in the second quarter of 2016. The change was due to the non-cash mark-to-market adjustments on derivative instruments, primarily foreign currency contracts, commodity contracts, and interest rate swaps.

Income Taxes — Income tax benefit of $21.8 million was recorded in the second quarter of 2017 compared to expense of $3.2 million for the same period of 2016. The effective rate was 38.9% for the second quarter of 2017 compared to 14.4% for the second quarter of 2016. The change in the effective tax rate for the second quarter of 2017 compared to the second quarter of 2016 is primarily a result of the income tax benefit on the Company’s loss before income taxes for the second quarter of 2017, the income tax benefits related to share-based payments, and the income tax benefit from the release of reserves for unrecognized tax benefits. The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the benefits associated with the federal domestic production activities deduction, the excess tax benefits related to share-based payments, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 — Results by Segment

Baked Goods

	Three Months Ended June 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$324.3	100.0%	$322.9	100.0%
Cost of sales	264.6	81.6	258.0	79.9
Gross profit	59.7	18.4	64.9	20.1
Freight out and commissions	19.2	5.9	20.9	6.5
Direct selling, general, and administrative	8.0	2.5	9.2	2.8
Direct operating income	$32.5	10.0%	$34.8	10.8%

Net sales in the Baked Goods segment increased $1.4 million, or 0.4%, in the second quarter of 2017 compared to the second quarter of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$322.9
Volume/mix	4.3	1.3%
Pricing	(2.3)	(0.7)
Foreign currency	(0.6)	(0.2)
2017 Net sales	$324.3	0.4%

Net sales increased during the second quarter of 2017 compared to the second quarter of 2016 primarily due to favorable volume/mix from increased distribution, offset partially by unfavorable pricing from competitive pressure.

Cost of sales as a percentage of net sales increased 1.7%, from 79.9% in the second quarter of 2016 to 81.6% in the second quarter of 2017, primarily due to higher operating costs and a rebate received in the second quarter of 2016 that did not repeat in the second quarter of 2017, offset partially by lower commodity costs.

Freight out and commissions paid to independent sales brokers was $19.2 million in the second quarter of 2017, compared to $20.9 million in the second quarter of 2016. This decrease is associated with lower rates, offset partially by the impact of higher volumes.

Direct selling, general, and administrative expenses were $8.0 million in the second quarter of 2017 compared to $9.2 million in the second quarter of 2016. The decrease in direct selling, general, and administrative expenses was primarily due to lower spend due to cost savings.

Beverages

	Three Months Ended June 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$246.2	100.0%	$212.9	100.0%
Cost of sales	171.9	69.8	146.6	68.9
Gross profit	74.3	30.2	66.3	31.1
Freight out and commissions	8.9	3.6	6.0	2.8
Direct selling, general, and administrative	5.1	2.1	6.2	2.9
Direct operating income	$60.3	24.5%	$54.1	25.4%

Net sales in the Beverages segment increased $33.3 million, or 15.6%, in the second quarter of 2017 compared to the second quarter of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$212.9
Volume/mix	38.9	18.3%
Pricing	(3.1)	(1.5)
Acquisitions/divestitures	(2.5)	(1.2)
2017 Net sales	$246.2	15.6%

Net sales increased during the second quarter of 2017 compared to the second quarter of 2016 primarily due to favorable volume/mix associated with additional distribution, primarily in the single serve beverage, broth, non-dairy creamer, and tea categories, offset partially by unfavorable pricing due to competitive pressure and lower sales due to the sale of a part of the Tetra re-cart broth business associated with the SIF divestiture.

Cost of sales as a percentage of net sales increased 0.9%, from 68.9% in the second quarter of 2016 to 69.8% in the second quarter of 2017, primarily due to unfavorable pricing and commodities (primarily oils and green coffee), offset partially by favorable volume/mix.

Freight out and commissions paid to independent sales brokers was $8.9 million in the second quarter of 2017, compared to $6.0 million in the second quarter of 2016. The increase is primarily related to increased volume year-over-year. Additionally, freight out and commissions as a percentage of net sales increased 0.8% from the second quarter of 2016 due to higher rates.

Direct selling, general, and administrative expenses were $5.1 million in the second quarter of 2017, compared to $6.2 million in the second quarter of 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales of 0.8% was primarily due to cost savings.

Condiments

	Three Months Ended June 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$344.9	100.0%	$340.5	100.0%
Cost of sales	288.2	83.6	276.6	81.2
Gross profit	56.7	16.4	63.9	18.8
Freight out and commissions	14.1	4.1	13.9	4.1
Direct selling, general, and administrative	6.6	1.9	8.1	2.4
Direct operating income	$36.0	10.4%	$41.9	12.3%

Net sales in the Condiments segment increased $4.4 million, or 1.3%, in the second quarter of 2017 compared to the second quarter of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$340.5
Volume/mix	5.8	1.7%
Pricing	0.9	0.3
Foreign currency	(2.3)	(0.7)
2017 Net sales	$344.9	1.3%

Net sales increased during the second quarter of 2017 compared to the second quarter of 2016 primarily due to favorable volume/mix from additional distribution and favorable pricing from commodity-based price increases and lower trade spend, offset partially by unfavorable foreign exchange.

Cost of sales as a percentage of net sales increased 2.4%, from 81.2% in the second quarter of 2016 to 83.6% in the second quarter of 2017, primarily due to higher commodity costs for soybean oil, cucumbers, peppers, and packaging, as well as higher operating costs.

Freight out and commissions paid to independent sales brokers was $14.1 million in the second quarter of 2017, compared to $13.9 million in the second quarter of 2016. Costs remained consistent with sales activity as freight out and commissions as a percentage of net sales was 4.1% for both the second quarter of 2017 and 2016.

Direct selling, general, and administrative expenses were $6.6 million in the second quarter of 2017 and $8.1 million in the second quarter of 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales of 0.5% was primarily due to cost savings.

Meals

	Three Months Ended June 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$288.4	100.0%	$317.0	100.0%
Cost of sales	235.7	81.7	265.1	83.6
Gross profit	52.7	18.3	51.9	16.4
Freight out and commissions	12.2	4.3	14.0	4.4
Direct selling, general, and administrative	6.7	2.3	8.5	2.7
Direct operating income	$33.8	11.7%	$29.4	9.3%

Net sales in the Meals segment decreased $28.6 million, or 9.0%, in the second quarter of 2017 compared to the second quarter of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$317.0
Volume/mix	(9.1)	(2.9)%
Pricing	(4.5)	(1.4)
Acquisitions/divestitures	(15.0)	(4.7)
2017 Net sales	$288.4	(9.0)%

Net sales decreased during the second quarter of 2017 compared to the second quarter of 2016 primarily due to the divestiture of the SIF business, unfavorable volume/mix largely in the ready-to-eat cereal category, and unfavorable pricing from commodity-based price reductions and competitive pressure.

Cost of sales as a percentage of net sales decreased 1.9%, from 83.6% in the second quarter of 2016 to 81.7% in the second quarter of 2017, primarily due to favorable commodity costs, lower depreciation, and selling, general, and administrative cost savings.

Freight out and commissions paid to independent sales brokers was $12.2 million in the second quarter of 2017, compared to $14.0 million in the second quarter of 2016. Freight out and commissions as a percentage of net sales was relatively flat in the second quarter of 2017 compared to the second quarter of 2016.

Direct selling, general, and administrative expenses were $6.7 million in the second quarter of 2017 compared to $8.5 million in 2016. Direct selling, general, and administrative expenses as a percentage of net sales decreased 0.4% in the second quarter of 2017 compared to the second quarter of 2016 primarily due to cost savings and the divestiture of the SIF business.

Snacks

	Three Months Ended June 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$317.0	100.0%	$358.0	100.0%
Cost of sales	291.8	92.1	322.6	90.1
Gross profit	25.2	7.9	35.4	9.9
Freight out and commissions	7.3	2.3	8.8	2.5
Direct selling, general, and administrative	7.8	2.4	7.6	2.1
Direct operating income	$10.1	3.2%	$19.0	5.3%

Net sales in the Snacks segment decreased $41.0 million, or 11.5%, in the second quarter of 2017 compared to the second quarter of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$358.0
Volume/mix	(45.5)	(12.7)%
Pricing	4.5	1.2
2017 Net sales	$317.0	(11.5)%

Net sales decreased during the second quarter of 2017 compared to the second quarter of 2016 primarily due to unfavorable volume/mix from soft consumer trends, the exit of low margin co-pack business, and reduced merchandising support from customers, offset partially by favorable pricing from commodity-based price increases.

Cost of sales as a percentage of net sales increased 2.0%, from 90.1% in the second quarter of 2016 to 92.1% in the second quarter of 2017, primarily due to unfavorable mix, and higher commodity costs, predominantly in cashews.

Freight out and commissions paid to independent sales brokers was $7.3 million in the second quarter of 2017, compared to $8.8 million in 2016 mostly due to lower volumes. Freight out and commissions as a percentage of net sales decreased 0.2%, to 2.3% in the second quarter of 2017 compared to 2.5% in the second quarter of 2016 due to slightly lower rates.

Direct selling, general, and administrative expenses were relatively flat at $7.8 million in the second quarter of 2017 compared to $7.6 million in the second quarter of 2016. Direct selling, general, and administrative expenses as a percentage of net sales increased year-over-year due to the realignment of the Company’s organizational structure and the associated build-out of the Snacks segment.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Sales — Net sales increased by $246.8 million, or 8.8%, in the first six months of 2017 compared to the first six months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$2,811.6
Volume/mix	1.5	0.1%
Pricing	(14.4)	(0.5)
Product recalls	13.7	0.5
Acquisitions/divestitures	246.8	8.7
Foreign currency	(0.8)	—
2017 Net sales	$3,058.4	8.8%

The change in net sales is primarily due to an additional month of sales from the 2016 acquisition of the Private Brands Business and the favorable impact of product recalls, offset partially by the divestiture of the SIF business in the second quarter of 2017 and unfavorable pricing.

Cost of Sales — Cost of sales as a percentage of net sales was 81.6% in the first six months of 2017, compared to 82.6% in the first six months of 2016. Included in cost of sales in the first six months of 2016 was $5.3 million related to product recalls compared to a $1.5 million gain in the first six months of 2017. Coupled with the impact to net sales, product recalls contributed 0.6% to the reduction in cost of sales as a percentage of net sales year-over-year. The impact of acquisition, integration, divestiture, and restructuring costs for the first six months of 2017 and 2016 was $3.3 million and $11.4 million, respectively, further contributing 0.3% to the reduction in cost of sales as a percentage of net sales. Excluding the impact of product recalls, acquisition, integration, divestiture, and restructuring costs, cost of sales as a percentage of net sales was relatively flat year-over-year primarily due to a reduction in variable incentive compensation, lower depreciation, and favorable commodities, offset by unfavorable mix and higher operating costs.

Operating Expenses — Total operating expenses were $519.7 million in the first six months of 2017 compared to $419.8 million in the first six months of 2016. The increase in 2017 resulted from the following:

Selling and distribution expenses increased $9.6 million, or 5.1%, in the first six months of 2017 compared to the first six months of 2016. Selling and distribution expenses as a percentage of net sales decreased to 6.5% in the first six months of 2017 compared to 6.8% in the first six months of 2016.  The increase in selling and distribution expense dollars is primarily related to the additional month of Private Brands Business in 2017, while the decrease in selling and distribution expense as a percentage of net sales was primarily due to cost savings and reduced variable incentive compensation.

General and administrative expenses decreased by $10.5 million, or 6.1%, in the first six months of 2017 compared to the first six months of 2016. This decrease is primarily related to higher acquisition, integration, and divestiture costs in the first six months of 2016 compared to the first six months of 2017, offset partially by an additional month of Private Brands Business in 2017. General and administrative expenses as a percentage of net sales decreased from 6.1% in the first six months of 2016 to 5.3% in the first six months of 2017 due to the change in acquisition and integration costs year-over-year. In the first six months of 2016, the Company incurred approximately $37.6 million (1.3% of net sales) of acquisition, integration, and divestiture costs primarily related to the Private Brands Business acquisition, compared to $9.3 million (0.3% of net sales) in the first six months of 2017. Excluding the impact of acquisition, integration, and divestiture costs, general and administrative expenses as a percentage of net sales increased year-over-year as increased stock compensation costs of $4.3 million related to the shift of the annual grant period to the first quarter in 2017 and the build-out of the new segment structure were offset partially by a reduction in variable incentive compensation.

Amortization expense increased $5.0 million in the first six months of 2017 compared to the first six months of 2016, primarily due to the amortization of intangible assets from the acquisition of Private Brands.

Other operating expense was $100.8 million in the first six months of 2017 compared to $5.0 million in the first six months of 2016. The increase was entirely due to a loss on the divestiture of the SIF business of $85.2 million in the second quarter of 2017 and higher costs associated with restructurings that were announced in recent quarters with respect to the Company’s closure of the City of Industry, California; Ayer, Massachusetts; Azusa, California; Delta, British Columbia (frozen griddle); and Ripon, Wisconsin facilities as well as the downsizing of the Battle Creek, Michigan facility. See Note 3 to our Condensed Consolidated Financial Statements for additional information regarding restructuring activity.

Interest Expense — Interest expense increased to $61.5 million in the first six months of 2017, compared to $57.2 million in 2016, due to higher average debt levels and interest rates from financing the acquisition and Federal interest rate increases.

Interest Income – Interest income of $3.1 million includes $1.6 million of interest income related to annual patronage refunds pertaining to Term Loan A. The patronage refund represents our participation in a capital plan related to our Term Loan A and is an annual payment based on a percentage of our average daily loan balance. The remaining $1.5 million in interest income primarily relates to cash held by our Canadian subsidiaries and gains on investments, as discussed in Note 5 to our Condensed Consolidated Financial Statements. Interest income was relatively flat year-over-year.

Foreign Currency — The Company’s foreign currency impact was a $0.3 million gain for the first six months of 2017, compared to a gain of $4.9 million in the first six months of 2016, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other Expense, net — Other expense was $1.8 million for the first six months of 2017, compared to expense of $4.3 million in the first six months of 2016. The change was mostly due to the non-cash mark-to-market adjustments on derivative instruments, primarily foreign currency contracts, commodity contracts, and interest rate swaps.

Income Taxes — Income tax benefit of $10.3 million was recorded in the second quarter of 2017 compared to expense of $1.6 million for the same period of 2016. The effective tax rate was 63.2% for the first six months of 2017 and 9.2% for the six months of 2016. The change in the effective tax rate for the first six months of 2017 compared to the first six months of 2016 is primarily a result of the income tax benefit on the Company’s loss before income taxes for the first six months of 2017, the income tax benefits related to share-based payments, and the income tax benefit from the release of reserves for unrecognized tax benefits. The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the benefits associated with the federal domestic production activities deduction, the excess tax benefits related to share-based payments, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 — Results by Segment

Baked Goods

	Six Months Ended June 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$665.4	100.0%	$542.4	100.0%
Cost of sales	532.5	80.0	431.2	79.5
Gross profit	132.9	20.0	111.2	20.5
Freight out and commissions	41.6	6.3	33.6	6.2
Direct selling, general, and administrative	16.9	2.5	14.0	2.6
Direct operating income	$74.4	11.2%	$63.6	11.7%

Net sales in the Baked Goods segment increased $123.0 million, or 22.7%, in the first six months of 2017 compared to the first six months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$542.4
Volume/mix	(11.7)	(2.1)%
Pricing	(5.0)	(0.9)
Acquisitions/divestitures	140.0	25.8
Foreign currency	(0.3)	(0.1)
2017 Net sales	$665.4	22.7%

Net sales increased from 2016 to 2017 due entirely to an additional month of Private Brands Business in 2017 offset partially by unfavorable volume/mix and unfavorable pricing mostly from competitive pressure.

Cost of sales as a percentage of net sales increased 0.5%, from 79.5% in the first six months of 2016 to 80.0% in the first six months of 2017, primarily due to higher operating costs and the non-repeat of a rebate received in the second quarter of 2016, offset partially by lower commodity costs.

Freight out and commissions paid to independent sales brokers was $41.6 million in the first six months of 2017, compared to $33.6 million in the first six months of 2016. The increase is primarily associated with the additional month of Private Brands Business in 2017. Freight and commissions as a percentage of net sales was relatively flat year-over-year.

Direct selling, general, and administrative expenses were $16.9 million in the first six months of 2017 compared to $14.0 million in the first six months of 2016. The increase in direct selling, general, and administrative expenses was primarily due an additional month of Private Brands Business in 2017. Direct selling, general, and administrative expenses as a percentage of net sales was relatively flat year-over-year.

Beverages

	Six Months Ended June 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$514.2	100.0%	$437.8	100.0%
Cost of sales	366.3	71.2	300.9	68.7
Gross profit	147.9	28.8	136.9	31.3
Freight out and commissions	18.0	3.5	13.1	3.0
Direct selling, general, and administrative	10.9	2.2	12.0	2.8
Direct operating income	$119.0	23.1%	$111.8	25.5%

Net sales in the Beverages segment increased $76.4 million, or 17.5%, in the first six months of 2017 compared to the first six months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$437.8
Volume/mix	86.2	19.7%
Pricing	(7.3)	(1.7)
Acquisitions/divestitures	(2.5)	(0.5)
2017 Net sales	$514.2	17.5%

Net sales increased from 2016 to 2017 primarily due to favorable volume/mix associated with additional distribution, primarily in the single serve beverage, broth, non-dairy creamer, and tea categories, offset partially by unfavorable pricing due to competitive pressure and lower sales due to the sale of a part of the Tetra re-cart broth business associated with the divestiture of the SIF business in the second quarter of 2017.

Cost of sales as a percentage of net sales increased 2.5%, from 68.7% in the first six months of 2016 to 71.2% in the first six months of 2017, primarily due to higher commodity costs (primarily oils and green coffee).

Freight out and commissions paid to independent sales brokers was $18.0 million in the first six months of 2017, compared to $13.1 million in the first six months of 2016. The increase is primarily related to increased volume year-over-year. Additionally, freight out and commissions as a percentage of net sales increased 0.5% from the first six months of 2016 due to higher freight costs associated with one customer primarily in the first quarter.

Direct selling, general, and administrative expenses were $10.9 million in the first six months of 2017 and $12.0 million in the first six months of 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales (0.6%) was primarily due to cost savings.

Condiments

	Six Months Ended June 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$655.0	100.0%	$636.1	100.0%
Cost of sales	545.7	83.3	516.7	81.2
Gross profit	109.3	16.7	119.4	18.8
Freight out and commissions	27.5	4.2	26.8	4.2
Direct selling, general, and administrative	14.1	2.2	15.6	2.5
Direct operating income	$67.7	10.3%	$77.0	12.1%

Net sales in the Condiments segment increased $18.9 million, or 3.0%, in the first six months of 2017 compared to the first six months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$636.1
Volume/mix	1.4	0.3%
Pricing	(1.8)	(0.3)
Acquisitions/divestitures	19.8	3.1
Foreign currency	(0.5)	(0.1)
2017 Net sales	$655.0	3.0%

Net sales increased from 2016 to 2017 mostly due to an additional month of Private Brands Business in 2017. Favorable volume/mix from increased distribution was more than offset by unfavorable pricing primarily from competitive pressure and unfavorable foreign exchange.

Cost of sales as a percentage of net sales increased 2.1%, from 81.2% in the first six months of 2016 to 83.3% in the first six months of 2017, primarily due to higher operating costs and higher commodity costs primarily for soy bean oil, cucumbers, peppers, and packaging.

Freight out and commissions paid to independent sales brokers was $27.5 million in the first six months of 2017, compared to $26.8 million in the first six months of 2016. Costs remained consistent with sales activity as freight out and commissions as a percentage of net sales was 4.2% for both the first six months of 2017 and 2016.

Direct selling, general, and administrative expenses were $14.1 million in the first six months of 2017 and $15.6 million in the first six months of 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales (0.3%) was primarily due to cost savings.

Meals

	Six Months Ended June 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$612.4	100.0%	$589.4	100.0%
Cost of sales	501.9	82.0	493.3	83.7
Gross profit	110.5	18.0	96.1	16.3
Freight out and commissions	27.6	4.5	24.9	4.2
Direct selling, general, and administrative	15.1	2.4	15.4	2.6
Direct operating income	$67.8	11.1%	$55.8	9.5%

Net sales in the Meals segment increased $23.0 million, or 3.9%, in the first six months of 2017 compared to the first six months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$589.4
Volume/mix	(10.3)	(1.7)%
Pricing	(8.7)	(1.5)
Acquisitions/divestitures	42.0	7.1
2017 Net sales	$612.4	3.9%

Net sales increased from 2016 to 2017 primarily due to an additional month of Private Brands Business in 2017, offset partially by the divestiture of the SIF business, unfavorable volume/mix, and unfavorable pricing related to commodity-based price reductions and competitive pressure.

Cost of sales as a percentage of net sales decreased 1.7%, from 83.7% in the first six months of 2016 to 82.0% in the first six months of 2017, primarily due to an additional month of higher margin Private Brands Business and lower depreciation, commodity, and operating costs.

Freight out and commissions paid to independent sales brokers was $27.6 million in the first six months of 2017, compared to $24.9 million in the first six months of 2016. Freight out and commissions as a percentage of net sales was 4.5% in the first six months of 2017 compared to 4.2% in 2016. The increase is associated with the additional month of Private Brands Business in 2017 and temporarily higher freight costs associated with one customer primarily in the first quarter.

Direct selling, general, and administrative expenses were $15.1 million in the first six months of 2017 compared to $15.4 million in the first six months of 2016. Direct selling, general, and administrative expenses as a percentage of net sales decreased slightly in the second quarter of 2017 compared to the second quarter of 2016 due to cost savings.

Snacks

	Six Months Ended June 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$607.6	100.0%	$615.8	100.0%
Cost of sales	557.1	91.7	559.8	90.9
Gross profit	50.5	8.3	56.0	9.1
Freight out and commissions	13.8	2.3	14.9	2.4
Direct selling, general, and administrative	14.1	2.3	12.3	2.0
Direct operating income	$22.6	3.7%	$28.8	4.7%

Net sales in the Snacks segment decreased $8.2 million, or 1.3%, in the first six months of 2017 compared to the first six months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$615.8
Volume/mix	(64.1)	(10.4)%
Pricing	8.4	1.4
Acquisitions/divestitures	47.5	7.7
2017 Net sales	$607.6	(1.3)%

Net sales decreased from 2016 to 2017 primarily due to unfavorable volume/mix from weak consumer trends in the first six months of 2017 compared to the prior year and the exit from low margin co-pack business, offset partially by an additional month of Private Brands Business in 2017 and favorable pricing.

Cost of sales as a percentage of net sales increased 0.8%, from 90.9% in the first six months of 2016 to 91.7% in the first six months of 2017, primarily due to the impact of unfavorable mix, higher commodity costs, mostly in cashews, and higher operating costs, offset partially by lapping a 2016 quality issue.

Freight out and commissions paid to independent sales brokers decreased to $13.8 million in the first six months of 2017, compared to $14.9 million in the first six months of 2016 primarily due to lower volumes partially offset by favorable rates. Freight out and commissions as a percentage of net sales was relatively flat in the first six months of 2017 compared to the first six months of 2016.

Direct selling, general, and administrative expenses were $14.1 million in the first six months of 2017 compared to $12.3 million in the first six months of 2016. The increase in direct selling, general, and administrative expenses was primarily due to an additional month of Private Brands Business in 2017. Direct selling, general, and administrative expenses as a percentage of net sales increased year-over-year due to the realignment of the Company’s organizational structure and the associated build-out of the Snacks segment.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $801.1 million was available under the Revolving Credit Facility as of June 30, 2017. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The Company’s cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following tables:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(6.0)	$15.8
Depreciation and amortization	139.0	132.8
Stock-based compensation	18.6	14.3
Loss on divestiture	85.2	—
Deferred income taxes	(16.7)	(6.6)
Changes in operating assets and liabilities, net of acquisitions	97.1	82.0
Other	10.2	2.2
Net cash provided by operating activities	$327.4	$240.5

Our cash from operations was $327.4 million in the first six months of 2017 compared to $240.5 million in 2016, an increase of $86.9 million. The increase in cash provided by operating activities was primarily due to a continued focus on working capital management. The change in cash provided by receivables and payables totaled $106.1 million when comparing the first six months of 2017 to the first six months of 2016, as the Company continued to manage collection and payment terms.

	Six Months Ended June 30,
	2017	2016
	(In millions)
Cash flows from investing activities:
Additions to property, plant, and equipment	$(71.4)	$(84.0)
Additions to intangible assets	(14.0)	(5.9)
Acquisitions, less cash acquired	—	(2,640.2)
Other	20.4	(1.0)
Net cash used in investing activities	$(65.0)	$(2,731.1)

In the first six months of 2017, cash used in investing activities decreased by $2.7 billion compared to 2016, due to the acquisition of the Private Brands Business in the first quarter of 2016.

We expect capital spending programs to be approximately $185 million in 2017. Capital spending in 2017 is focused on food safety, quality, productivity improvements, continued implementation of an Enterprise Resource Planning system, Phase 1 of TreeHouse 2020, and routine equipment upgrades or replacements at our plants.

	Six Months Ended March 31,
	2017	2016
	(In millions)
Cash flows from financing activities:
Net borrowing (repayment) of debt	$(154.6)	$1,700.8
Payment of deferred financing costs	—	(34.3)
Net proceeds from issuance of common stock	—	835.1
Equity award financing activities	3.3	(0.8)
Net cash (used in) provided by financing activities	$(151.3)	$2,500.8

Net cash used in financing activities increased by $2.7 billion in the first six months of 2017 compared to 2016, as the Company funded the acquisition of the Private Brands Business primarily through the issuance of common stock, the 2024 Notes, and Term Loan A-2 in the first quarter of 2016.

As of June 30, 2017, $67.0 million of cash held by our foreign subsidiaries as cash and cash equivalents is expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability. As of June 30, 2017, $2.9 million of cash is restricted from use to meet certain insurance requirements.

Cash provided by operating activities is used to pay down debt and fund investments in property, plant, and equipment.

Our short-term financing needs are primarily for financing working capital. As discussed in “Seasonality”, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the seasonality of our sales. We expect our Revolving Credit Facility, plus cash flow from operations, to be adequate to provide liquidity for current operations. Our long-term financing needs depend largely on potential acquisition activity.

Seasonality

In the aggregate, our sales are slightly weighted toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, hot cereal, saltine and entertainment crackers, in-store bakery items, refrigerated dough products, and certain pasta products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of broths and snack nuts are generally higher in the fourth quarter. Warmer weather products such as dressings, pickles, and condiments typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the seasonality of our sales.

Debt Obligations

At June 30, 2017, we had $49.0 million in borrowings outstanding under our Revolving Credit Facility, $280.5 million outstanding under Term Loan A, $175.0 million outstanding under Term Loan A-1, $986.6 million outstanding under Term Loan A-2, $400.0 million of the 2022 Notes outstanding, $775.0 million of the 2024 Notes outstanding, and $3.1 million of other obligations. In addition, at June 30, 2017, there were $49.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at June 30, 2017, our Revolving Credit Facility provided for an aggregate commitment of $900 million, of which $801.1 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended June 30, 2017 averaged 3.02%. Including the interest rate swap agreements with a weighted average fixed interest rate base of approximately 0.86% on $500 million, the average rate decreases to 2.98%.

We are in compliance with all applicable debt covenants as of June 30, 2017. From an interest coverage ratio perspective, the Company’s actual ratio as of June 30, 2017 is 99.0% higher than the minimum required level. As it relates to the leverage ratio, the Company was 38.4% below the maximum level.

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

The reconciliation of Adjusted Diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Diluted EPS per GAAP	$(0.60)	$0.33	$(0.11)	$0.28
Acquisition, integration, divestiture, and related costs	1.58	0.08	1.64	0.83
Restructuring/facility consolidation costs	0.14	0.05	0.33	0.13
Mark-to-market adjustments	0.04	(0.03)	0.05	0.06
Foreign currency gain on re-measurement of intercompany notes	(0.05)	—	(0.06)	(0.12)
Product recall (reimbursement) costs	(0.02)	0.27	(0.09)	0.27
Tax impact on adjusting items	(0.58)	(0.10)	(0.64)	(0.36)
Adjusted Diluted EPS	$0.51	$0.60	$1.12	$1.09

During the three and six months ended June 30, 2017 and 2016, the Company entered into transactions that affected the year-over-year comparison of its financial results that included acquisition, integration, and divestiture costs, mark-to-market adjustments, restructuring costs, product recall (reimbursement) costs, foreign currency gains on intercompany notes, and the related tax impact of these items.

As the Company continues to grow, consolidation or restructuring activities are necessary. During the second quarter of 2017, the Company incurred approximately $7.8 million in costs versus $3.1 million last year. For the six months ended June 30, 2017 and

2016, the Company incurred restructuring and facility consolidation costs of approximately $18.8 million and $7.0 million, respectively.

The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential acquisitions and divestitures. Costs incurred in the first six months of 2017 primarily related to the divestiture of the SIF business, which closed on May 22, 2017, while costs incurred in the first six months of 2016 primarily related to the acquisition and integration of the Private Brands Business, which was acquired on February 1, 2016. Costs associated with integrating businesses into the Company’s operations are also included in this line.

The Company’s derivative contracts are marked-to-market each period with the changes being recorded in the Condensed Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $2.6 million in the second quarter of 2017 versus foreign currency gains of $0.1 million in the prior year to re-measure the loans at quarter end. For the six months ended June 30, 2017 and 2016, the Company incurred foreign currency gains of $3.4 million and $6.6 million, respectively. These charges are non-cash and the loans are eliminated in consolidation.

The product recall (reimbursement) costs line primarily represents insurance proceeds related to an announced voluntary recall of products that may have been impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier. Product was distributed nationwide through retail stores. TreeHouse initiated the voluntary recall as a cautionary measure to protect public health. Related costs include, but are not limited to, customer fees, customer reimbursements, inventory write-offs, and other costs to manage the recall. The Company expects to be reimbursed for these costs and will exclude any gains from adjusted earnings in the period in which the proceeds are received, consistent with the Company’s exclusion from adjusted earnings of the costs incurred in 2016. In February 2017, the Company received a $4.0 million reimbursement and has included it in this line. Other product recalls during the first six months of 2017 were insignificant.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying non-GAAP adjustments.

Adjusted Net Income and Adjusted EBITDAS, Adjusting for Certain Items Affecting Comparability

Adjusted net income represents GAAP net (loss) income as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the Adjusted Diluted EPS section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the Adjusted Diluted EPS metric outlined above.

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

The following table reconciles the Company’s net (loss) income as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income and Adjusted EBITDAS for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited in millions)
Net (loss) income per GAAP	$(34.2)	$19.0	$(6.0)	$15.8
Product recall (reimbursement) costs (1)	(1.4)	15.2	(5.2)	15.2
Foreign currency gain on re-measurement of intercompany notes (2)	(2.6)	(0.1)	(3.4)	(6.6)
Mark-to-market adjustments (3)	2.3	(1.7)	2.5	3.0
Acquisition, integration, divestiture, and related costs (4)	91.0	4.8	94.7	46.1
Restructuring/facility consolidation costs (5)	7.8	3.1	18.8	7.0
Less: Taxes on adjusting items	(33.4)	(5.8)	(36.9)	(20.2)
Adjusted net income	29.5	34.5	64.5	60.3
Interest expense	31.8	31.5	61.5	57.2
Interest income	(0.3)	(0.6)	(3.1)	(3.4)
Income taxes	(21.8)	3.2	(10.3)	1.6
Depreciation and amortization (6)	64.8	72.7	134.5	130.3
Stock-based compensation expense (7)	11.1	7.8	18.6	14.0
Add: Taxes on adjusting items	33.4	5.8	36.9	20.2
Adjusted EBITDAS	$148.5	$154.9	$302.6	$280.2

			Three Months Ended		Six Months Ended
		Location in Condensed	June 30,		June 30,
		Consolidated Statements of Operations	2017	2016	2017	2016
			(unaudited in millions)
(1)	Product recall (reimbursement) costs	Net sales	$(1.3)	$9.9	$(3.7)	$9.9
		Cost of sales	(0.1)	5.3	(1.5)	5.3
(2)	Foreign currency gain on re-measurement of intercompany notes	Gain on foreign currency exchange	(2.6)	(0.1)	(3.4)	(6.6)
(3)	Mark-to-market adjustments	Other expense (income), net	2.3	(1.7)	2.5	3.0
(4)	Acquisition, integration, divestiture, and related costs	Other operating expense, net	85.2	—	85.2	—
		General and administrative	5.7	4.6	9.3	37.6
		Other expense (income), net	0.1	—	0.2	0.1
		Cost of sales	—	0.2	—	8.4
(5)	Restructuring/facility consolidation costs	Other operating expense, net	8.7	2.4	15.5	4.0
		Cost of sales	(0.9)	0.7	3.3	3.0
(6)	Depreciation and amortization included as an adjusting item	Cost of sales	1.5	0.7	4.2	2.5
		General and administrative	0.3	—	0.3	—
(7)	Stock-based compensation expense included in acquisition, integration, divestiture, and related costs	General and administrative	—	0.3	—	0.3

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

See Note 19 to our Condensed Consolidated Financial Statements included herein and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies in the six months ended June 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of June 30, 2017, the Company was party to the Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%. The Company was also party to Term Loan A, Term Loan A-1, and Term Loan A-2. Interest rates for the Term Loans are based on the Company’s consolidated leverage ratio and determined as follows: by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%.

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

We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of June 30, 2017. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Amended and Restated Credit Agreement, which is tied to variable market rates. Based on our outstanding debt balance of $1,491.1 million under the Amended and Restated Credit Agreement at June 30, 2017, and adjusting for the impact of the $500 million in interest rate swap agreements that have a fixed interest rate base, each 1% rise in our interest rate would increase our annual interest expense by approximately $9.9 million.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the second quarter of 2017 to the second quarter of 2016, price decreases in almonds, durum, flour, rice, grains, and eggs were more than offset by price increases in cashews, coffee, soybean and other oils, and packaging materials. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the Loss (gain) on foreign currency exchange line of the Condensed

Consolidated Statements of Operations where the Company recognized gains of $0.3 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements. For the six months ended June 30, 2017 and 2016, the Company recognized translation gains of $16.5 million and $28.9 million, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of June 30, 2017, the Company had $23.6 million of U.S. dollar foreign currency contracts outstanding.

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

As of June 30, 2017, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2017 and 2016, and of cash flows for the six-month periods ended June 30, 2017 and 2016. This interim financial information is the responsibility of the Company’s management.

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

August 3, 2017

Part II — Other Information

Item 1. Legal Proceedings

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. The Public Employees’ defendants have filed a motion to dismiss, which has been fully briefed.

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the Parties. The next status dates in Wells and Lavin are October 30, 2017 and August 4, 2017, respectively, though these dates may change.

In addition, we are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of the following:

Our TreeHouse 2020 restructuring plan could result, from time to time, in the impairment of assets, including goodwill and other intangible assets, and we may not realize some or all of the anticipated benefits of this plan in the anticipated time frame or at all.

On August 3, 2017, the Company announced the TreeHouse 2020 restructuring plan, which will be executed in multiple phases over the next several years. The plan targets a 300 basis point operating margin improvement by the end of 2020 through a comprehensive program of category and customer portfolio management, as well as manufacturing and supply chain optimization. Phase 1 of TreeHouse 2020 consists of the closure of the Company’s Brooklyn Park, Minnesota and Plymouth, Indiana facilities as well as the downsizing of the Dothan, Alabama facility. TreeHouse 2020 could result, from time to time, in significant financial charges for the impairment of assets, including goodwill and other intangible assets. The calculation of anticipated charges, as well as cost savings and other benefits, resulting from our corporate restructuring are based on estimates and assumptions which are subject to uncertainties. If any of our estimates or assumptions prove to be inaccurate, we may incur greater than expected charges, which could have a material adverse effect on our financial condition and results of operations.

Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits on our expected timetable or at all, and there can be no assurance that any benefits we realize from these restructuring efforts will be sufficient to offset the restructuring charges and other costs that we expect to incur. If our restructuring measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. If we fail to realize the anticipated benefits from these measures, our financial condition and operating results may be adversely affected.

In addition, we expect that our restructuring plan will require a substantial amount of management and operational resources. These and related demands on our resources may divert the Company’s attention from existing core businesses, potentially disrupting our operations and adversely affecting our relationships with suppliers and customers. As a result, our financial condition, results of operations or cash flows may be adversely affected.

Item 5. Other Information

None

Item 6. Exhibits

10.1

Employment Agreement, dated as of June 12, 2017, between TreeHouse Foods, Inc. and Robert B. Aiken, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 13, 2017).**

10.2*	Employment Agreement, effective July 10, 2017, between TreeHouse Foods, Inc. and Dennis F. Riordan.**

12.1*	Computation of Ratio of Earnings to Fixed Charges.

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Matthew J. Foulston
Matthew J. Foulston
Executive Vice President and Chief Financial Officer

August 3, 2017