Form 10-Q
period 2017-09-30
TreeHouse Foods, Inc.
filed 2017-11-02
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017.

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

Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2017: 57,215,184

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$131.9	$62.1
Investments	13.2	10.4
Receivables, net	432.1	429.0
Inventories	1,137.5	978.0
Assets held for sale	—	3.6
Prepaid expenses and other current assets	110.4	77.6
Total current assets	1,825.1	1,560.7
Property, plant, and equipment, net	1,289.8	1,359.3
Goodwill	2,459.2	2,447.2
Intangible assets, net	1,068.3	1,137.6
Other assets, net	43.2	41.0
Total assets	$6,685.6	$6,545.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$773.8	$626.8
Current portion of long-term debt	72.1	66.4
Total current liabilities	845.9	693.2
Long-term debt	2,620.4	2,724.8
Deferred income taxes	421.4	422.2
Other long-term liabilities	200.6	202.3
Total liabilities	4,088.3	4,042.5
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 57.2 and 56.8 shares issued and outstanding, respectively	0.6	0.6
Additional paid-in capital	2,101.4	2,071.9
Retained earnings	554.9	532.1
Accumulated other comprehensive loss	(59.6)	(101.3)
Total stockholders’ equity	2,597.3	2,503.3
Total liabilities and stockholders’ equity	$6,685.6	$6,545.8

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net sales	$1,548.8	$1,586.9	$4,607.2	$4,398.5
Cost of sales	1,288.7	1,301.3	3,783.8	3,622.5
Gross profit	260.1	285.6	823.4	776.0
Operating expenses:
Selling and distribution	95.6	102.2	295.0	292.0
General and administrative	67.1	71.9	229.3	244.6
Amortization expense	28.5	28.6	85.8	80.9
Other operating expense, net	11.1	5.3	111.9	10.3
Total operating expenses	202.3	208.0	722.0	627.8
Operating income	57.8	77.6	101.4	148.2
Other expense:
Interest expense	31.4	30.8	92.9	88.0
Interest income	(0.4)	(0.1)	(3.5)	(3.5)
Gain on foreign currency exchange	(2.5)	(1.1)	(2.8)	(6.0)
Other (income) expense, net	(0.8)	(4.6)	1.0	(0.3)
Total other expense	27.7	25.0	87.6	78.2
Income before income taxes	30.1	52.6	13.8	70.0
Income taxes	1.3	15.2	(9.0)	16.8
Net income	$28.8	$37.4	$22.8	$53.2

Net earnings per common share:
Basic	$0.50	$0.66	$0.40	$0.96
Diluted	$0.50	$0.65	$0.40	$0.95
Weighted average common shares:
Basic	57.3	56.8	57.1	55.4
Diluted	57.7	57.6	57.7	56.2

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$28.8	$37.4	$22.8	$53.2

Other comprehensive income:
Foreign currency translation adjustments	18.0	(7.3)	34.5	21.6
Pension and postretirement reclassification adjustment (1)	0.1	0.3	7.2	0.8
Other comprehensive income (loss)	18.1	(7.0)	41.7	22.4

Comprehensive income	$46.9	$30.4	$64.5	$75.6

(1)

Net of tax of $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $4.4 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$22.8	$53.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213.2	208.1
Stock-based compensation	25.2	22.8
Loss on divestiture	85.6	—
Other	0.7	(10.8)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	0.2	(16.8)
Inventories	(205.0)	(8.1)
Prepaid expenses and other assets	(39.2)	(32.2)
Accounts payable, accrued expenses, and other liabilities	159.9	82.2
Net cash provided by operating activities	263.4	298.4
Cash flows from investing activities:
Additions to property, plant, and equipment	(102.5)	(131.9)
Additions to intangible assets	(18.6)	(10.9)
Acquisitions, less cash acquired	—	(2,644.4)
Proceeds from sale of fixed assets	7.2	1.5
Proceeds from divestiture	19.3	—
Other	(1.0)	(1.4)
Net cash used in investing activities	(95.6)	(2,787.1)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	584.5	239.3
Payments under Revolving Credit Facility	(634.5)	(313.3)
Proceeds from issuance of Term Loan A-2	—	1,025.0
Proceeds from issuance of 2024 Notes	—	775.0
Payments on capitalized lease obligations and other debt	(2.3)	(2.6)
Payment of deferred financing costs	—	(34.3)
Payments on Term Loans	(50.8)	(25.9)
Net proceeds from issuance of common stock	—	835.1
Receipts related to stock-based award activities	11.1	7.6
Payments related to stock-based award activities	(6.7)	(8.7)
Net cash (used in) provided by financing activities	(98.7)	2,497.2
Effect of exchange rate changes on cash and cash equivalents	0.7	3.8
Net increase in cash and cash equivalents	69.8	12.3
Cash and cash equivalents, beginning of period	62.1	34.9
Cash and cash equivalents, end of period	$131.9	$47.2

Supplemental cash flow disclosures
Interest paid	$102.8	$80.8
Income taxes paid	25.8	49.5

Non-cash investing activities:
Accrued purchase of property and equipment	$20.9	$15.5
Accrued other intangible assets	3.8	4.4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30, 2017

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

In the first quarter of 2017, the Company completed changes in its organizational structure that resulted in a change in how the Company manages its business and allocates resources. As a result, the Company revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. See Note 18 for additional details. All prior period amounts have been recast to reflect the change in reportable segments.

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

The Private Brands Business was on a 4-4-5 fiscal calendar during the third quarter of 2016, and September 25, 2016 was the fiscal period end closest to the Company’s fiscal quarter end. This difference did not have a significant impact on the results of operations of the Private Brands Business. In the fourth quarter of 2016, the Company changed the fiscal year end of the Private Brands Business to December 31. The Company did not retrospectively apply the effects of this change to the three and nine month periods ended September 30, 2016 due to impracticability, and believes the effects would be immaterial.

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

2. RESTRUCTURING AND MARGIN IMPROVEMENT ACTIVITIES

The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. Upon completion of our multi-year multi-phase programs, the projects are expected to deliver higher margin sales growth and reduced expenses resulting in margin expansion.

Expenses associated with these programs are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Operations, with the exception of asset-related costs, which are recorded in Cost of sales. During the three months ended September 30, 2017, the Company recorded total charges $20.7 million across all restructuring programs and margin improvement activities.  The charges included $10.2 million recorded in Cost of sales and $10.5 million recorded in Other operating expenses, net.  During the three months ended September 30, 2016, the Company recorded total charges of $5.9 million across all restructuring programs and margin improvement activities.  The charges included $1.0 million recorded in Cost of sales and $4.9 million recorded in Other operating expenses, net.  During the nine months ended September 30, 2017, the Company recorded charges of $39.5 million across all restructuring programs and margin improvement activities.  These charges included $13.5 million recorded in Cost of sales and $26.0 million recorded in Other operating expenses, net.  During the nine months ended September 30, 2016, the Company recorded charges of $12.9 million across all restructuring programs and margin improvement activities.  These charges included $3.9 million recorded in Cost of sales and $9.0 million recorded in Other operating expenses, net.  The Company does not allocate restructuring and margin improvement activities costs to reportable segments when evaluating the performance of its

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments.  As a result, restructuring and margin improvement activities costs by reportable segment has not been presented. See Note 18 for more information.

TreeHouse 2020

In the third quarter of 2017, the Company announced TreeHouse 2020, a program intended to accelerate long-term growth through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance.  TreeHouse 2020 is expected to produce significant savings to achieve our operating margin expansion targets creating reinvestment opportunities to drive future growth.

This program will be executed in multiple phases over the next several years.  The key elements of Phase 1 include the closure of the Company’s Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  Production at the Brooklyn Park, Minnesota and Plymouth, Indiana facilities is expected to cease in the fourth quarter of 2017.  The facility downsizing at Dothan, Alabama is expected to be complete in the third quarter of 2018.  In addition, we have taken steps toward increasing our capacity utilization, operational margin expansion, and streamlining our plant structure to optimize our supply chain.

Below is a summary of costs by type associated with TreeHouse 2020:

	Three Months Ended	Nine Months Ended	Cumulative Costs	Total Expected
	September 30, 2017	September 30, 2017	To Date	Costs
	(In millions)
Asset-related	$8.0	$8.0	$8.0	$14.8
Employee-related	4.3	4.3	4.3	7.0
Other costs	2.4	2.4	2.4	22.7
Total	$14.7	$14.7	$14.7	$44.5

For the three months ended September 30, 2017 asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of third-party costs.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Other Restructuring and Plant Closing Costs

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

Facility Location	Date of Closure Announcement	End of Production	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
						(In millions)
City of Industry, California	November 18, 2015	First quarter of 2016	Third quarter of 2016	Liquid non-dairy creamer and refrigerated salad dressings	Beverages, Condiments	$6.9	$3.8
Ayer, Massachusetts	April 5, 2016	First quarter of 2017	Third quarter of 2017	Spoonable dressings	Condiments	5.9	4.1
Azusa, California	May 24, 2016	First quarter of 2017	Third quarter of 2017	Bars and snack products	Snacks	19.5	16.1
Ripon, Wisconsin	May 24, 2016	Fourth quarter of 2016	Fourth quarter of 2016	Sugar wafer cookies	Baked Goods	0.9	1.2
Delta, British Columbia	November 3, 2016	Fourth quarter of 2017	First quarter of 2018	Frozen griddle products	Baked Goods	3.7	2.7
Battle Creek, Michigan	November 3, 2016	(1)	(1)	Ready-to-eat cereal	Meals	10.4	2.8

(1)	The downsizing of this facility began in January 2017 and is expected to last approximately 15 months.

Total expected costs to close the City of Industry, California, Ayer, Massachusetts, Ripon, Wisconsin, and Delta, British Columbia facilities have been reduced by approximately $4.9 million, $0.6 million, $1.2  million, and $1.5 million, respectively, since the initial announcements, while total expected costs to close the Azusa, California and Battle Creek, Michigan facilities have been increased by approximately $4.6 million and $0.9 million, respectively, since their initial announcement.

Below is a summary of the plant closing costs by type of cost:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Costs	Total Expected
	2017	2016	2017	2016	To Date	Costs
	(In millions)
Asset-related	$0.8	$1.0	$4.3	$2.5	$14.5	$16.6
Employee-related	0.2	2.2	2.9	4.1	10.2	11.9
Other closure costs	1.9	2.7	12.2	3.8	16.7	18.8
Total	$2.9	$5.9	$19.4	$10.4	$41.4	$47.3

For the three months ended September 30, 2017, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of third-party costs.

Other individually insignificant cost reduction activities not related to our plant closings above totaled $3.1 million for the three months ended September 30, 2017 and $5.4 million for the nine months ended September 30, 2017 and were primarily the result of a Private Brands plant closure initiated prior to TreeHouse’s acquisition.  Other cost reduction activities were insignificant for the three months ended September 30, 2016 and $2.5 million for the nine months ended September 30, 2016.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities recorded as of September 30, 2017 associated with total exit cost reserves relate to severance, the partial withdrawal from a multiemployer pension plan, and lease termination costs. The severance and lease termination liabilities were included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets, while the multiemployer pension plan withdrawal liability was included in the Other long-term liabilities line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the liabilities as of September 30, 2017:

	Severance	Multiemployer Pension Plan Withdrawal	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2016	$3.5	$0.8	$-	$4.3
Expense	6.6	—	2.4	9.0
Payments	(4.2)	—	(0.5)	(4.7)
Adjustments	(0.3)	—	—	(0.3)
Balance as of September 30, 2017	$5.6	$0.8	$1.9	$8.3

3. ACQUISITIONS

Private Brands Business

On February 1, 2016, the Company acquired the Private Brands Business, which is primarily engaged in manufacturing, distributing, and marketing private label products to retail grocery, food away from home, and industrial and export customers. The business’s primary product categories include snacks, retail bakery, pasta, cereal, bars, and condiments. The purchase price, after considering working capital adjustments, was $2,644.4 million, net of acquired cash.

The Private Brands Business acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our Condensed Consolidated Financial Statements from the date of acquisition in the Baked Goods, Condiments, Meals, and Snacks segments. Included in the Company’s Condensed Consolidated Statements of Operations are the Private Brands Business’s net sales of approximately $2,074.6 million and income before income taxes of $55.6 million from the date of acquisition through September 30, 2016. Integration costs of $7.5 million, which were included in the Cost of sales and General and administrative expense lines of the Condensed Consolidated Statements of Operations, were included in determining income before income taxes.

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

The Company allocated $496.1 million to customer relationships with retail grocery customers, which have an estimated life of 13 years, and $14.8 million to customer relationships with food away from home customers, which have an estimated life of 10 years. The Company allocated $33.0 million to trade names, which have an estimated life of 10 years. The Company allocated $23.2 million to formulas, which have an estimated life of 5 years. The Company allocated $19.6 million to capitalized software with estimated lives

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 1 to 5 years, depending on expected use. The aforementioned intangibles will be amortized over their expected useful lives. Indemnification assets related to taxes of approximately $13.8 million were also recorded. The Company increased the cost of acquired inventories by approximately $8.4 million and expensed the amount as a component of Cost of sales. The Company has allocated $555.0 million, $73.3 million, $413.8 million, and $97.9 million of goodwill to the Baked Goods, Condiments, Meals, and Snacks segments, respectively. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $35.2 million in acquisition costs in 2016 and none in 2017. These costs are included in the General and administrative expense line of the Condensed Consolidated Statements of Operations.

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

The following unaudited pro forma information shows the results of operations for the Company as if its acquisition of the Private Brands Business had been completed as of January 1, 2016. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the issuance of common stock, interest expense related to the financing of the business combination, and related income taxes. Excluded from the 2016 pro forma results were $35.2 million of costs incurred by the Company in connection with the acquisition. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

Nine Months Ended September 30, 2016
(In millions, except per share data)
Pro forma net sales	$4,722.4
Pro forma net income	$74.9
Pro forma basic earnings per common share	$1.32
Pro forma diluted earnings per common share	$1.30

4. INVENTORIES

	September 30,	December 31,
	2017	2016
	(In millions)
Raw materials and supplies	$544.2	$429.4
Finished goods	618.5	571.9
LIFO reserve	(25.2)	(23.3)
Total inventories	$1,137.5	$978.0

Inventory was generally accounted for under the FIFO method, and a portion was accounted for under the last-in, first-out (“LIFO”) method and the weighted average costing approach. Approximately $95.1 million and $105.9 million of our inventory was accounted for under the LIFO method of accounting at September 30, 2017 and December 31, 2016, respectively. Approximately $197.8 million and $116.2 million of our inventory was accounted for using the weighted average costing approach at September 30, 2017 and December 31, 2016, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. PROPERTY, PLANT, AND EQUIPMENT

	September 30,	December 31,
	2017	2016
	(In millions)
Land	$70.3	$71.2
Buildings and improvements	454.3	465.3
Machinery and equipment	1,278.4	1,324.5
Construction in progress	74.0	85.0
Total	1,877.0	1,946.0
Less accumulated depreciation	(587.2)	(586.7)
Property, plant, and equipment, net	$1,289.8	$1,359.3

Depreciation expense was $45.7 million and $46.7 million for the three months ended September 30, 2017 and 2016, respectively, and $127.4 million and $127.2 million for the nine months ended September 30, 2017 and 2016, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

As a result of the changes in organizational structure completed in the first quarter of 2017, the Company has the following five operating segments, which are also its reporting units: Baked Goods, Beverages, Condiments, Meals, and Snacks. See Note 18 for more information.

The Company allocated the goodwill balance as of January 1, 2017 between the new reporting units using a relative fair value allocation approach. The change was considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2017. The Company performed the first step of the impairment test, which did not result in the identification of any impairment losses. Changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows:

	Baked
	Goods	Beverages	Condiments	Meals	Snacks	Total
	(In millions)
Balance at January 1, 2017	$554.2	$713.2	$433.1	$470.6	$276.1	$2,447.2
Purchase price adjustments	1.4	—	0.2	1.1	0.3	3.0
Foreign currency exchange adjustments	—	3.8	5.2	—	—	9.0
Balance at September 30, 2017	$555.6	$717.0	$438.5	$471.7	$276.4	$2,459.2

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(In millions)
Trademarks	$22.8	$21.6
Total indefinite lived intangibles	$22.8	$21.6

The increase in the indefinite lived intangibles balance is due to foreign currency translation.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amounts and accumulated amortization of intangible assets with finite lives as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In millions)			(In millions)
Intangible assets with finite lives:
Customer-related	$1,266.6	$(341.2)	$925.4	$1,284.3	$(293.3)	$991.0
Contractual agreements	2.8	(2.8)	—	3.0	(2.9)	0.1
Trademarks	69.6	(27.4)	42.2	69.6	(23.6)	46.0
Formulas/recipes	33.8	(16.9)	16.9	33.7	(12.8)	20.9
Computer software	130.8	(69.8)	61.0	115.7	(57.7)	58.0
Total finite lived intangibles	$1,503.6	$(458.1)	$1,045.5	$1,506.3	$(390.3)	$1,116.0

Total intangible assets, excluding goodwill, as of September 30, 2017 and December 31, 2016 were $1,068.3 million and $1,137.6 million, respectively. Amortization expense on intangible assets for the three months ended September 30, 2017 and 2016 was $28.5 million and $28.6 million, respectively, and $85.8 million and $80.9 million for the nine months ended September 30, 2017 and 2016, respectively. Estimated amortization expense on intangible assets for 2017 and the next four years is as follows:

(In millions)
2017	$114.7
2018	108.4
2019	105.9
2020	103.6
2021	94.1

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	September 30,	December 31,
	2017	2016
	(In millions)
Accounts payable	$652.5	$458.1
Payroll and benefits	58.2	78.5
Interest	7.4	24.1
Taxes	10.8	31.0
Health insurance, workers’ compensation, and other insurance costs	27.4	17.2
Marketing expenses	9.5	12.4
Other accrued liabilities	8.0	5.5
Total	$773.8	$626.8

8. INCOME TAXES

Income taxes were recorded at an effective rate of 4.3% and (65.2)% for the three and nine months ended September 30, 2017, respectively, compared to 28.9% and 24.0% for the three and nine months ended September 30, 2016, respectively. The changes in the effective tax rates for the three and nine months ended September 30, 2017 compared to September 30, 2016 was primarily a result of the income tax benefits related to share-based payments, the income tax benefit from the release of reserves for unrecognized tax benefits, and the income tax benefit derived from foreign tax credits.  Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the benefits associated with the federal domestic production activities deduction, and an intercompany financing structure entered into in

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. In addition, the Company’s effective tax rate for the nine months ended September 30, 2017 reflects a discrete benefit of approximately 17.7% attributable to the vesting and exercise of share-based awards.

The Internal Revenue Service (“IRS”) is currently examining the TreeHouse Foods, Inc. & Subsidiaries’ 2015 tax year. Our Canadian operations are under exam by the Canadian Revenue Agency (“CRA”) for tax years 2008 through 2015. These examinations are expected to be completed in 2017 or 2018. The Italian Agency of Revenue (“IAR”) is examining the 2007 through 2009 and 2013 tax years of our Italian operations. The IAR examinations are not expected to be completed prior to 2020 due to a backlog of appeals before the agency. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2017 and 2018.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $9.2 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $1.5 million of the $9.2 million would affect net income when settled.

9. LONG-TERM DEBT

	September 30,	December 31,
	2017	2016
	(In millions)
Revolving Credit Facility	$120.0	$170.0
Term Loan A	276.7	288.0
Term Loan A-1	172.5	180.0
Term Loan A-2	973.8	1,005.8
2022 Notes	400.0	400.0
2024 Notes	775.0	775.0
Other debt	3.0	5.7
Total outstanding debt	2,721.0	2,824.5
Deferred financing costs	(28.5)	(33.3)
Less current portion	(72.1)	(66.4)
Total long-term debt	$2,620.4	$2,724.8

On February 1, 2016, coincident with the closing of the acquisition of the Private Brands Business, the Company entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement (1) amended the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 so that they are conterminous and mature on February 1, 2021, (2) provided for the issuance of Term Loan A-2, and (3) increased credit spreads. The proceeds from Term Loan A-2 were used to fund a portion of the purchase price of the Private Brands Business.   After satisfying all of the required collateral release conditions set forth in the Credit Agreement, the Credit Facility became unsecured in August 2017.  Amongst other conditions, the Company had to reach a leverage ratio of 3.5 as defined in the Credit Agreement and have no other pari-passu secured debt outstanding to become unsecured.

The Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 are known collectively as the “Amended and Restated Credit Agreement.” The Company’s average interest rate on debt outstanding under its Amended and Restated Credit Agreement for the three months ended September 30, 2017 was 3.106%. Including the interest rate swap agreements described below with a weighted average fixed interest rate base of approximately 0.86% on $500 million, the average rate decreases to 2.99%.

Revolving Credit Facility — As of September 30, 2017, $729.5 million of the aggregate commitment of $900 million of the Revolving Credit Facility was available. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility matures on February 1, 2021. In addition, as of September 30, 2017, there were $50.5 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share data)
Net income	$28.8	$37.4	$22.8	$53.2

Weighted average common shares outstanding	57.3	56.8	57.1	55.4
Assumed exercise/vesting of equity awards (1)	0.4	0.8	0.6	0.8
Weighted average diluted common shares outstanding	57.7	57.6	57.7	56.2

Net earnings per basic share	$0.50	$0.66	$0.40	$0.96
Net earnings per diluted share	$0.50	$0.65	$0.40	$0.95

(1)

Incremental shares from equity awards are computed using the treasury stock method. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.7 million and 1.4 million for the three and nine months ended September 30, 2017, respectively, and 0.4 million and 0.7 million for the three and nine months ended September 30, 2016, respectively.

11. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company’s stockholders approved, the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”). On April 27, 2017, the Plan was amended and restated to increase the number of shares available for issuance under the Plan by 3.8 million shares, effective February 14, 2017. The Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee determines specific awards for our executive officers. For all other employees, if the committee designates, our Chief Executive Officer or such other officers will, from time to time, determine specific persons to whom awards under the Plan will be granted, and the terms and conditions of each award. The Compensation Committee or its designee, pursuant to the terms of the Plan, will also make all other necessary decisions and interpretations under the Plan.

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 16.1 million, of which approximately 4.9 million remain available at September 30, 2017.

Income before income taxes for the three and nine month periods ended September 30, 2017 includes stock-based compensation expense of $6.6 million and $25.2 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2016 was $8.5 million and $22.8 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $2.4 million and $9.3 million for the three and nine months ended September 30, 2017, respectively, and $3.1 million and $8.3 million for the three and nine months ended September 30, 2016, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2017. Stock options generally vest in approximately three equal installments on each of the first three anniversaries of the grant date, and expire ten years from the grant date.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs)	Value
	(In thousands)				(In millions)
Outstanding, at December 31, 2016	2,069	20	$64.77	5.8	$28.9
Granted	481	—	84.16
Forfeited	(87)	—	87.85
Exercised	(257)	(16)	40.83
Expired	(2)	—	87.83
Outstanding, at September 30, 2017	2,204	4	71.03	6.3	16.3
Vested/expected to vest, at September 30, 2017	2,140	4	70.57	6.2	16.3
Exercisable, at September 30, 2017	1,404	4	61.99	4.7	16.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Compensation expense	$2.3	$2.0	$6.8	$5.5
Intrinsic value of stock options exercised	0.9	0.1	11.0	6.1
Tax benefit recognized from stock option exercises	0.4	0.1	4.2	2.2

Compensation costs related to unvested options totaled $16.3 million at September 30, 2017 and will be recognized over the remaining vesting period of the grants, which averages 2.1 years. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used to calculate the fair value of stock options issued in 2017 include the following: weighted average expected volatility of 26.71%, expected term of six years, weighted average risk free rate of 2.07%, and no dividends. The weighted average grant date fair value of awards granted in 2017 was $24.41.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of September 30, 2017, 100 thousand director restricted stock units have been earned and deferred.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2017:

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2016	516	$87.03	104	$57.78
Granted	316	82.60	17	84.66
Vested	(169)	85.02	(4)	100.30
Forfeited	(61)	87.60	—	—
Outstanding, at September 30, 2017	602	85.19	117	60.21

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Compensation expense	$5.5	$4.9	$17.3	$12.9
Fair value of vested restricted stock units	0.7	2.8	13.7	15.9
Tax benefit recognized from vested restricted stock units	0.3	1.0	5.0	5.7

Future compensation costs related to restricted stock units are approximately $33.9 million as of September 30, 2017 and will be recognized on a weighted average basis over the next 2.0 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 27, 2017, based on an achievement of operating performance measures, 72,335 performance units were converted into 81,556 shares of stock, an average conversion of 1.13 shares for each performance unit. The following table summarizes the performance unit activity during the nine months ended September 30, 2017:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2016	246	$85.16
Granted	114	86.66
Vested	(72)	79.89
Forfeited	(18)	87.02
Unvested, at September 30, 2017	270	86.23

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Compensation expense	$(1.2)	$1.6	$1.1	$4.4
Fair value of vested performance units	—	(1.8)	6.5	9.6
Tax benefit recognized from performance units vested	—	—	2.5	4.1

Future compensation costs related to the performance units are estimated to be approximately $6.2 million as of September 30, 2017, and are expected to be recognized over the next 2.2 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In millions)
Balance at December 31, 2016	$(89.4)	$(11.9)	$(101.3)
Other comprehensive income	34.5	—	34.5
Reclassifications from accumulated other comprehensive loss	—	7.2	7.2
Other comprehensive income	34.5	7.2	41.7
Balance at September 30, 2017	$(54.9)	$(4.7)	$(59.6)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In millions)
Balance at December 31, 2015	$(100.5)	$(13.0)	$(113.5)
Other comprehensive income	21.6	—	21.6
Reclassifications from accumulated other comprehensive loss	—	0.8	0.8
Other comprehensive income	21.6	0.8	22.4
Balance at September 30, 2016	$(78.9)	$(12.2)	$(91.1)

(1)	The foreign currency translation adjustment is not net of tax, as the Company’s investments in its foreign subsidiaries are considered to be permanent.
(2)	The unrecognized pension and postretirement benefits reclassification is presented net of tax of $4.4 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

The Condensed Consolidated Statements of Operations lines impacted by reclassifications out of Accumulated other comprehensive loss are outlined below:

					Affected line in
	Reclassifications from Accumulated				the Condensed Consolidated
	Other Comprehensive Loss				Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Amortization of defined benefit pension and postretirement items:
Prior service costs	$—	$—	$0.1	$0.2	(a)
Unrecognized net loss	0.1	0.4	0.7	1.1	(a)
Actuarial adjustment	—	—	2.1	—	(b)
Divestiture	—	—	8.7	—	Other operating expense, net
Total before tax	0.1	0.4	11.6	1.3
Income taxes	—	0.1	4.4	0.5	Income taxes
Net of tax	$0.1	$0.3	$7.2	$0.8

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

13. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

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

Components of net periodic pension expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Service cost	$0.8	$1.3	$2.9	$3.6
Interest cost	3.6	4.1	11.4	11.2
Expected return on plan assets	(4.2)	(4.5)	(13.3)	(12.2)
Amortization of unrecognized prior service cost	—	—	0.1	0.2
Amortization of unrecognized net loss	0.1	0.4	0.7	1.1
Net periodic pension cost	$0.3	$1.3	$1.8	$3.9

The Company does not expect to make any contributions to the pension plans in 2017.

Components of net periodic postretirement expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Interest cost	$0.3	$0.3	$0.9	$0.9
Net periodic postretirement cost	$0.3	$0.3	$0.9	$0.9

The Company expects to contribute approximately $1.6 million to the postretirement health plans during 2017.

Net periodic pension and postretirement costs are recorded in the Cost of sales and General and administrative lines of the Condensed Consolidated Statements of Operations.

14. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three and nine months ended September 30, 2017 and 2016, which consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Restructuring	$10.5	$4.9	$26.0	$9.0
Loss on divestiture	0.4	—	85.6	—
Other	0.2	0.4	0.3	1.3
Total other operating expense, net	$11.1	$5.3	$111.9	$10.3

On May 22, 2017, the Company completed the divestiture of its SIF business. The SIF business was based in Pittsburgh, Pennsylvania and produced private label condensed and ready-to-serve soup, baby food, and gravies for the Meals segment. The divestiture of this business did not meet the criteria to be presented as discontinued operations as it did not represent a strategic shift that would have a

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

major effect on the Company’s results of operations. The transaction remains subject to working capital adjustments that are expected to be finalized in the fourth quarter of 2017.

15. COMMITMENTS AND CONTINGENCIES

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

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the Parties. The next status date in Wells is April 27, 2018.  There is no set status date in Lavin at this time, but the parties are directed to file a joint status report on the progress of the related litigation by October 26, 2017, after which point the Lavin court could set a new status date.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

base of approximately 0.86% for a period of 37 months, beginning on January 31, 2017 and ending on February 28, 2020. These agreements do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Operations, with their fair value recorded on the Condensed Consolidated Balance Sheets.

Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Operations, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2017, the Company had $46.5 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2018.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of September 30, 2017, the Company had outstanding contracts for the purchase of 66,473 megawatts of electricity, expiring throughout 2017 and 2018; 8.8 million gallons of diesel, expiring throughout 2017 and early 2018; 1.9 million dekatherms of natural gas, expiring throughout 2017 and 2018; 0.1 million bushels of wheat, expiring throughout 2017 and early 2018; and 0.9 million bushels of corn, expiring throughout 2017 and early 2018.

 The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets:

		Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016
		(In millions)
Asset Derivatives
Commodity contracts	Prepaid expenses and other current assets	$2.5	$1.0
Foreign currency contracts	Prepaid expenses and other current assets	0.6	0.7
Interest rate swap agreements	Prepaid expenses and other current assets	9.6	10.4
		$12.7	$12.1
Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$0.4	$0.5
Foreign currency contracts	Accounts payable and accrued expenses	1.2	—
		$1.6	$0.5

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	September 30,		September 30,
	Recognized in Net Income	2017	2016	2017	2016
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other (income) expense, net	$2.6	$2.3	$1.5	$3.3
Foreign currency contracts	Other (income) expense, net	(0.5)	2.1	(1.3)	(0.2)
Interest rate swap agreements	Other (income) expense, net	(0.3)	2.4	(0.8)	0.8
Total unrealized gain (loss)		1.8	6.8	(0.6)	3.9
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	(0.2)	0.1	(0.4)	(0.9)
Foreign currency contracts	Cost of sales	(1.3)	(1.3)	(0.1)	(3.3)
Interest rate swap agreements	Interest expense	0.5	—	0.6	—
Total realized (loss) gain		(1.0)	(1.2)	0.1	(4.2)
Total gain (loss)		$0.8	$5.6	$(0.5)	$(0.3)

17. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In millions)		(In millions)
Not recorded at fair value (liability):
Revolving Credit Facility	$(120.0)	$(118.8)	$(170.0)	$(167.1)	2
Term Loan A	(276.7)	(277.2)	(288.0)	(288.1)	2
Term Loan A-1	(172.5)	(172.8)	(180.0)	(180.3)	2
Term Loan A-2	(973.8)	(975.4)	(1,005.8)	(1,007.4)	2
2022 Notes	(400.0)	(411.0)	(400.0)	(410.0)	2
2024 Notes	(775.0)	(829.3)	(775.0)	(809.9)	2
Recorded on a recurring basis at fair value asset (liability):
Commodity contracts	$2.1	$2.1	$0.5	$0.5	2
Foreign currency contracts	(0.6)	(0.6)	0.7	0.7	2
Interest rate swap agreements	9.6	9.6	10.4	10.4	2
Investments	13.2	13.2	10.4	10.4	1

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Net sales to external customers:
Baked Goods	$351.2	$329.4	$1,016.6	$871.8
Beverages	244.9	234.9	759.1	672.7
Condiments	333.8	322.9	988.8	959.0
Meals	284.6	347.9	897.0	937.3
Snacks	332.6	351.7	940.2	967.5
Unallocated	1.7	0.1	5.5	(9.8)
Total	$1,548.8	$1,586.9	$4,607.2	$4,398.5
Direct operating income:
Baked Goods	$46.9	$33.8	$121.3	$97.4
Beverages	51.7	63.8	170.7	175.6
Condiments	34.4	38.0	102.2	115.0
Meals	32.1	33.1	99.9	88.9
Snacks	1.8	18.5	24.4	47.3
Total	166.9	187.2	518.5	524.2
Unallocated selling, general, and administrative expenses	(66.0)	(74.3)	(228.1)	(254.2)
Unallocated cost of sales (1)	(5.2)	(1.5)	3.2	(20.8)
Unallocated corporate expense and other	(37.9)	(33.8)	(192.2)	(101.0)
Operating income	57.8	77.6	101.4	148.2
Other expense	(27.7)	(25.0)	(87.6)	(78.2)
Income before income taxes	$30.1	$52.6	$13.8	$70.0

(1)	Includes charges related to restructuring and margin improvement activities, and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 8.7% and 8.9% of total consolidated net sales in the nine months ended September 30, 2017 and 2016, respectively, with 6.9% and 7.1% of total consolidated net sales in Canada, respectively. The Company held 12.2% and 10.8% of its property, plant, and equipment outside of the United States as of September 30, 2017 and 2016, respectively.

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 21.0% and 18.2% of consolidated net sales in the nine months ended September 30, 2017 and 2016, respectively.   Costco accounted for approximately 10.1% of consolidated net sales in the nine months ended September 30, 2017, with less than 10% for the same period in the prior year.  No other customer accounted for more than 10% of our consolidated net sales during these periods.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Information — The following table presents the Company’s net sales by major products for the three and nine months ended September 30, 2017 and 2016. In the first quarter of 2017, the Company changed the product categories to align with the changes in organizational structure described above. All prior period information has been recast to reflect this change.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Products:
Dressings and sauces	$250.4	$241.9	$738.6	$711.3
Snack nuts	224.9	207.0	609.1	555.0
Baked products	181.8	162.3	502.6	432.4
Retail bakery	169.4	167.1	514.0	439.4
Beverages	168.1	161.9	518.9	448.0
Pasta and dry dinners	147.8	146.6	420.6	384.0
Cereals and other meals	136.8	201.3	476.4	553.3
Trail mix and bars	109.4	144.8	336.6	402.7
Pickles	83.4	81.0	250.2	247.7
Beverage enhancers	76.8	73.0	240.2	224.7
Total net sales	$1,548.8	$1,586.9	$4,607.2	$4,398.5

19. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In the fourth quarter of 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this ASU, excess tax benefits and deficiencies are no longer recognized as additional paid-in capital in the Condensed Consolidated Balance Sheets. The ASU requires recognition of excess tax benefits and deficiencies in the Condensed Consolidated Statements of Operations. As the Company adopted the ASU in the fourth quarter, any related adjustments were required to be reflected as of the beginning of the fiscal year of adoption. The results for the three and nine months periods ended September 30, 2016 have been recast to reflect the adoption of the ASU as of January 1, 2016, resulting in income tax benefits of $0.2 million and $3.8 million, respectively, related to the recognition of excess tax benefits and deficiencies, which are included in the Income taxes line of the Condensed Consolidated Statements of Operations. The effect on basic net earnings per common share was $0.01 for the three months ended September 30, 2016, with no impact on diluted net earnings per common share.  The effect on basic and diluted net earnings per common share for the nine months ended September 30, 2016 was $0.07 and $0.06, respectively.   Additionally, the ASU requires excess tax benefits to be reported as a component of operating activities in the Condensed Consolidated Statements of Cash Flows. Excess tax benefits of $3.7 million were retrospectively reclassified from financing to operating activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016. The effects of the adoption of the other provisions of this ASU were immaterial.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to eliminate the second step of the goodwill impairment test. This ASU requires an entity to measure a goodwill impairment loss as the amount by which the carrying value of a reporting unit exceeds its fair value. Additionally, an entity should include the income tax effects from any tax deductible goodwill on the carrying value of the reporting unit when measuring a goodwill impairment loss, if applicable. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the ASU during the third quarter of 2017, and will apply to any goodwill impairment losses prospectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between existing GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. The adoption of this ASU will result in a significant increase to the Company’s Balance Sheets for lease liabilities and lease assets, and the Company is currently assessing the impact that this standard will have upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduced a new framework to be used when recognizing revenue in an attempt to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using either the full retrospective method, which presents the impact of the change separately in each prior year presented, or the modified retrospective method, which includes the cumulative changes to all prior years presented in beginning retained earnings in the year of initial adoption. The Company expects to use the modified retrospective method. The FASB also issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, in April 2016 and May 2016, respectively, which amend the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company is currently finalizing the impact that these standards will have on its accounting policies, processes, system requirements, internal controls, and disclosures using internal resources and the assistance of a third-party. The Company has established a project plan, completed an initial review of its customer contracts, and is updating policies and procedures. Based upon implementation procedures to date, the Company does not expect significant changes in its revenue recognition policies once the standard is adopted.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes and 2024 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2017 and 2016, and for the three and nine months ended September 30, 2017 and 2016. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

September 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$76.7	$0.2	$55.0	$—	$131.9
Investments	—	—	13.2	—	13.2
Accounts receivable, net	—	377.6	54.5	—	432.1
Inventories, net	—	1,008.3	129.2	—	1,137.5
Prepaid expenses and other current assets	71.7	17.6	21.1	—	110.4
Total current assets	148.4	1,403.7	273.0	—	1,825.1
Property, plant, and equipment, net	27.9	1,104.8	157.1	—	1,289.8
Goodwill	—	2,333.7	125.5	—	2,459.2
Investment in subsidiaries	5,212.5	572.0	—	(5,784.5)	—
Intercompany accounts (payable) receivable, net	(152.7)	137.4	15.3	—	—
Deferred income taxes	23.4	—	—	(23.4)	—
Intangible and other assets, net	59.4	945.3	106.8	—	1,111.5
Total assets	$5,318.9	$6,496.9	$677.7	$(5,807.9)	$6,685.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$25.3	$675.3	$73.2	$—	$773.8
Current portion of long-term debt	70.8	1.2	0.1	—	72.1
Total current liabilities	96.1	676.5	73.3	—	845.9
Long-term debt	2,618.7	1.5	0.2	—	2,620.4
Deferred income taxes	—	418.7	26.1	(23.4)	421.4
Other long-term liabilities	6.8	187.7	6.1	—	200.6
Stockholders’ equity	2,597.3	5,212.5	572.0	(5,784.5)	2,597.3
Total liabilities and stockholders’ equity	$5,318.9	$6,496.9	$677.7	$(5,807.9)	$6,685.6

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended September 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,458.0	$175.9	$(85.1)	$1,548.8
Cost of sales	—	1,221.5	152.3	(85.1)	1,288.7
Gross profit	—	236.5	23.6	—	260.1
Selling, general, and administrative expense	23.9	128.5	10.3	—	162.7
Amortization expense	3.3	22.7	2.5	—	28.5
Other operating expense, net	2.4	8.0	0.7	—	11.1
Operating (loss) income	(29.6)	77.3	10.1	—	57.8
Interest expense	31.3	0.1	3.8	(3.8)	31.4
Interest income	—	(3.8)	(0.4)	3.8	(0.4)
Other (income) expense, net	(2.4)	(1.7)	0.8	—	(3.3)
(Loss) income before income taxes	(58.5)	82.7	5.9	—	30.1
Income taxes	(22.4)	22.7	1.0	—	1.3
Equity in net income (loss) of subsidiaries	64.9	4.9	—	(69.8)	—
Net income (loss)	$28.8	$64.9	$4.9	$(69.8)	$28.8

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended September 30, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,501.8	$167.0	$(81.9)	$1,586.9
Cost of sales	—	1,240.2	143.0	(81.9)	1,301.3
Gross profit	—	261.6	24.0	—	285.6
Selling, general, and administrative expense	23.5	134.5	16.1	—	174.1
Amortization expense	2.3	23.9	2.4	—	28.6
Other operating expense, net	—	4.7	0.6	—	5.3
Operating (loss) income	(25.8)	98.5	4.9	—	77.6
Interest expense	31.0	(0.1)	1.1	(1.2)	30.8
Interest income	—	(1.0)	(0.3)	1.2	(0.1)
Other (income) expense, net	—	(0.5)	(5.2)	—	(5.7)
(Loss) income before income taxes	(56.8)	100.1	9.3	—	52.6
Income taxes	(22.1)	35.4	1.9	—	15.2
Equity in net income (loss) of subsidiaries	72.1	7.4	—	(79.5)	—
Net income (loss)	$37.4	$72.1	$7.4	$(79.5)	$37.4

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Nine Months Ended September 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,353.3	$498.8	$(244.9)	$4,607.2
Cost of sales	—	3,596.9	431.8	(244.9)	3,783.8
Gross profit	—	756.4	67.0	—	823.4
Selling, general, and administrative expense	86.0	408.0	30.3	—	524.3
Amortization expense	9.4	69.2	7.2	—	85.8
Other operating expense, net	2.4	107.4	2.1	—	111.9
Operating (loss) income	(97.8)	171.8	27.4	—	101.4
Interest expense	94.2	0.3	4.8	(6.4)	92.9
Interest income	(2.2)	(6.4)	(1.3)	6.4	(3.5)
Other (income) expense, net	(0.8)	(1.8)	0.8	—	(1.8)
(Loss) income before income taxes	(189.0)	179.7	23.1	—	13.8
Income taxes	(72.6)	59.2	4.4	—	(9.0)
Equity in net income (loss) of subsidiaries	139.2	18.7	—	(157.9)	—
Net income (loss)	$22.8	$139.2	$18.7	$(157.9)	$22.8

Condensed Supplemental Consolidating Statement of Operations

Nine Months Ended September 30, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,161.1	$459.8	$(222.4)	$4,398.5
Cost of sales	—	3,448.0	396.9	(222.4)	3,622.5
Gross profit	—	713.1	62.9	—	776.0
Selling, general, and administrative expense	100.1	394.1	42.4	—	536.6
Amortization expense	6.8	67.1	7.0	—	80.9
Other operating expense, net	—	8.8	1.5	—	10.3
Operating (loss) income	(106.9)	243.1	12.0	—	148.2
Interest expense	87.4	0.2	4.0	(3.6)	88.0
Interest income	(2.2)	(3.9)	(1.0)	3.6	(3.5)
Other (income), net	—	(2.5)	(3.8)	—	(6.3)
(Loss) income before income taxes	(192.1)	249.3	12.8	—	70.0
Income taxes	(73.4)	90.1	0.1	—	16.8
Equity in net income (loss) of subsidiaries	171.9	12.7	—	(184.6)	—
Net income (loss)	$53.2	$171.9	$12.7	$(184.6)	$53.2

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$28.8	$64.9	$4.9	$(69.8)	$28.8
Other comprehensive income:
Foreign currency translation adjustments	—	—	18.0	—	18.0
Pension and postretirement reclassification adjustment, net of tax	—	0.1	—	—	0.1
Other comprehensive income	—	0.1	18.0	—	18.1
Equity in other comprehensive income (loss) of subsidiaries	18.1	18.0	—	(36.1)	—
Comprehensive income (loss)	$46.9	$83.0	$22.9	$(105.9)	$46.9

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$37.4	$72.1	$7.4	$(79.5)	$37.4
Other comprehensive income:
Foreign currency translation adjustments	—	—	(7.3)	—	(7.3)
Pension and postretirement reclassification adjustment, net of tax	—	0.3	—	—	0.3
Other comprehensive income (loss)	—	0.3	(7.3)	—	(7.0)
Equity in other comprehensive (loss) income of subsidiaries	(7.0)	(7.3)	—	14.3	—
Comprehensive income (loss)	$30.4	$65.1	$0.1	$(65.2)	$30.4

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22.8	$139.2	$18.7	$(157.9)	$22.8
Other comprehensive income:
Foreign currency translation adjustments	—	—	34.5	—	34.5
Pension and postretirement reclassification adjustment, net of tax	—	7.2	—	—	7.2
Other comprehensive income	—	7.2	34.5	—	41.7
Equity in other comprehensive income (loss) of subsidiaries	41.7	34.5	—	(76.2)	—
Comprehensive income (loss)	$64.5	$180.9	$53.2	$(234.1)	$64.5

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$53.2	$171.9	$12.7	$(184.6)	$53.2
Other comprehensive income:
Foreign currency translation adjustments	—	—	21.6	—	21.6
Pension and postretirement reclassification adjustment, net of tax	—	0.8	—	—	0.8
Other comprehensive income	—	0.8	21.6	—	22.4
Equity in other comprehensive income (loss) of subsidiaries	22.4	21.6	—	(44.0)	—
Comprehensive income (loss)	$75.6	$194.3	$34.3	$(228.6)	$75.6

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$13.4	$406.0	$1.4	$(157.4)	$263.4
Cash flows from investing activities:
Additions to property, plant, and equipment	(1.6)	(87.4)	(13.5)	—	(102.5)
Additions to intangible assets	(17.7)	(0.8)	(0.1)	—	(18.6)
Intercompany transfer	69.8	(128.2)	—	58.4	—
Proceeds from sale of fixed assets	—	7.2	—	—	7.2
Proceeds from divestiture	—	19.0	0.3	—	19.3
Other	—	—	(1.0)	—	(1.0)
Net cash provided by (used in) investing activities	50.5	(190.2)	(14.3)	58.4	(95.6)
Cash flows from financing activities:
Net (repayment) borrowing of debt	(100.8)	(2.2)	(0.1)	—	(103.1)
Intercompany transfer	109.2	(213.6)	5.4	99.0	—
Receipts related to stock-based award activities	11.1	—	—	—	11.1
Payments related to stock-based award activities	(6.7)	—	—	—	(6.7)
Net cash provided by (used in) financing activities	12.8	(215.8)	5.3	99.0	(98.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.7	—	0.7
Increase (decrease) in cash and cash equivalents	76.7	—	(6.9)	—	69.8
Cash and cash equivalents, beginning of period	—	0.2	61.9	—	62.1
Cash and cash equivalents, end of period	$76.7	$0.2	$55.0	$—	$131.9

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2016

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$94.2	$398.7	$(10.7)	$(183.8)	$298.4
Cash flows from investing activities:
Additions to property, plant, and equipment	(2.8)	(119.9)	(9.2)	—	(131.9)
Additions to intangible assets	(8.2)	(2.7)	—	—	(10.9)
Intercompany transfer	32.4	(78.4)	—	46.0	—
Acquisitions, less cash acquired	(2,687.7)	0.3	43.0	—	(2,644.4)
Proceeds from sale of fixed assets	—	1.5	—	—	1.5
Other	—	(0.6)	(0.8)	—	(1.4)
Net cash (used in) provided by investing activities	(2,666.3)	(199.8)	33.0	46.0	(2,787.1)
Cash flows from financing activities:
Net borrowing (repayment) of debt	1,700.1	(2.6)	—	—	1,697.5
Payment of deferred financing costs	(34.3)	—	—	—	(34.3)
Intercompany transfer	61.9	(196.4)	(3.3)	137.8	—
Net proceeds from issuance of common stock	835.1	—	—	—	835.1
Receipts related to stock-based award activities	7.6	—	—	—	7.6
Payments related to stock-based award activities	(8.7)	—	—	—	(8.7)
Net cash provided by (used in) financing activities	2,561.7	(199.0)	(3.3)	137.8	2,497.2
Effect of exchange rate changes on cash and cash equivalents	—	—	3.8	—	3.8
(Decrease) increase in cash and cash equivalents	(10.4)	(0.1)	22.8	—	12.3
Cash and cash equivalents, beginning of period	10.4	0.1	24.4	—	34.9
Cash and cash equivalents, end of period	$—	$—	$47.2	$—	$47.2

21. SUBSEQUENT EVENTS

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. Provided, however, that the Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in the twelve months following November, 6 2017. The Company will repurchase shares opportunistically with a total annual cap of $150 million. Any shares repurchased will be held as treasury stock.

On October 29, 2017 Mr. Robert Aiken resigned as the Company’s President and Chief Operating Officer. The Company is in discussions with Mr. Aiken regarding the satisfaction of his monetary obligations to the Company under his employment agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse Foods, Inc. is a manufacturer of packaged foods and beverages with more than 50 manufacturing facilities across the United States, Canada, and Italy that focuses primarily on private label products for both retail grocery and food away from home customers. We manufacture shelf stable, refrigerated, frozen, and fresh products within our five segments (Baked goods, Beverages, Condiments, Meals, and Snacks). We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative free ingredients in many categories. We believe we are the largest manufacturer of private label snack nuts, trail mixes, refrigerated dough, retail griddle items, in-store bakery cookies, pretzels, pickles, salsa, macaroni and cheese dinners, non-dairy powdered creamer, ready-to-eat cereals, and dry pasta in the United States, the largest manufacturer of private label powdered drink mixes, salad dressings, and instant hot cereals in both the United States and Canada, and the largest manufacturer of private label jams in Canada, based on volume. We also believe we are one of the largest manufacturers of private label crackers, snack bars, table syrup, flavored syrup, barbeque sauce, preserves, and jellies in the United States, based on volume.

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and nine month periods ended September 30, 2017 and 2016. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements on page 53 for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Segments

In the first quarter of 2017, the Company completed changes in its organizational structure that resulted in a change in how the Company manages its business and allocates resources. Our reportable segments are now organized and managed by products: Baked Goods, Beverages, Condiments, Meals, and Snacks. Our reportable segments are discussed in greater detail in Note 18 within the Notes to Condensed Consolidated Financial Statements.

Current Market Environment

Despite the overall improvement in the U.S. economy, consumer spending continues to remain challenged. Specifically, retail food volumes continue to be weak compared to overall consumer spending. September total retail food sales and volumes showed sequential declines month-to-month as consumers executed stock-up trips to stores in advance of early September hurricanes. On a quarterly basis, third quarter total retail food sales across the industry increased sequentially over the second quarter of 2017 with sales up nearly 0.6%. The sequential improvement in sales was mirrored, though to a lesser extent, in the third quarter year-over-year comparison. Total retail food sales across the industry increased 0.3% in the third quarter of 2017 compared to the same period last year as volume declines (-1.8%) were more than offset by price increases (+2.1%). Although volume softness continued in the industry, pricing actions have mostly offset this impact.  Branded products continue to be the hardest hit as volumes were 2.7% lower in the third quarter of 2017 compared to 2016 with pricing offsetting 2.5% of the decline. Comparatively, private label food volumes were down 0.1% for the third quarter year-over-year with a corresponding 2.7% increase in pricing. As such, comparatively stable industry volumes combined with similar pricing actions demonstrates private label products are well positioned against their branded counterparts.

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

TreeHouse 2020 – Operating Margin Improvement Plan

On August 3, 2017, the Company announced the TreeHouse 2020 program, which is a comprehensive strategic blueprint intended to accelerate long-term growth through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance.  TreeHouse 2020 is a multi-year plan to fully integrate the business and reduce its cost structure in order to invest in market-differentiated capabilities, including higher growth potential product categories to serve the rapidly evolving needs of customers which are strategically focused and highly committed to their corporate brands. TreeHouse 2020 is expected to produce significant savings to achieve our operating margin expansion targets creating reinvestment opportunities to drive future growth. Specifically, we are targeting to improve our operating margin structure by approximately 300 basis points by the end of 2020. In the short-term, while we continue to execute on these margin improvement initiatives we might experience modest sales declines due to the rationalization of low margin business.

The TreeHouse 2020 program will be executed in multiple phases over the next several years.  The key elements of Phase 1 include the closure of the Company’s Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  Production at the Brooklyn Park, Minnesota and Plymouth, Indiana facilities is expected to cease in the fourth quarter of 2017.  The facility downsizing at Dothan, Alabama is expected to be complete in the third quarter of 2018. In addition, we have taken steps toward increasing our capacity utilization, operational margin expansion, and streamlining our plant structure to optimize our supply chain. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding restructuring and margin improvement activities.

Recent Developments

Share Repurchase Authorization

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. Provided, however, that the Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in the twelve months following November, 6 2017. The Company will repurchase shares opportunistically with a total annual cap of $150 million. Any shares repurchased will be held as treasury stock.

Sale of the Soup and Infant Feeding Business

On April 25, 2017, the Company announced that it had entered into a definitive agreement to sell its canned soup and infant feeding (“SIF”) business. The SIF business is based in Pittsburgh, Pennsylvania and produces private label condensed and ready-to-serve soup, baby food, and gravies for the Meals segment. The transaction closed on May 22, 2017 and remains subject to working capital adjustments that are expected to be finalized in the fourth quarter of 2017.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,548.8	100.0%	$1,586.9	100.0%	$4,607.2	100.0%	$4,398.5	100.0%
Cost of sales	1,288.7	83.2	1,301.3	82.0	3,783.8	82.1	3,622.5	82.4
Gross profit	260.1	16.8	285.6	18.0	823.4	17.9	776.0	17.6
Operating expenses:
Selling and distribution	95.6	6.2	102.2	6.4	295.0	6.4	292.0	6.6
General and administrative	67.1	4.3	71.9	4.5	229.3	5.0	244.6	5.6
Amortization expense	28.5	1.8	28.6	1.8	85.8	1.9	80.9	1.8
Other operating expense, net	11.1	0.7	5.3	0.3	111.9	2.4	10.3	0.2
Total operating expenses	202.3	13.0	208.0	13.0	722.0	15.7	627.8	14.2
Operating income	57.8	3.8	77.6	5.0	101.4	2.2	148.2	3.4
Other expense:
Interest expense	31.4	2.0	30.8	1.9	92.9	2.0	88.0	2.0
Interest income	(0.4)	—	(0.1)	—	(3.5)	(0.1)	(3.5)	(0.1)
Gain on foreign currency exchange	(2.5)	(0.2)	(1.1)	(0.1)	(2.8)	(0.1)	(6.0)	(0.1)
Other (income) expense, net	(0.8)	—	(4.6)	(0.2)	1.0	0.1	(0.3)	—
Total other expense	27.7	1.8	25.0	1.6	87.6	1.9	78.2	1.8
Income before income taxes	30.1	2.0	52.6	3.4	13.8	0.3	70.0	1.6
Income taxes	1.3	0.1	15.2	1.0	(9.0)	(0.2)	16.8	0.4
Net income	$28.8	1.9%	$37.4	2.4%	$22.8	0.5%	$53.2	1.2%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Sales —
Third quarter net sales decreased by $38.1 million, or 2.4%, in 2017 compared to 2016. The change in net sales from the third quarter of 2016 to the third quarter of 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$1,586.9
Volume/mix	1.4	0.1%
Pricing	1.5	0.1
Product recalls	1.6	0.1
Acquisition/divestiture	(45.6)	(2.9)
Foreign currency	3.0	0.2
2017 Net sales	$1,548.8	(2.4)%

The change in net sales was more than explained by the divestiture of the SIF business which contributed 2.9% to the year-over-year decline. Volume/mix, pricing, and foreign exchange were slightly favorable compared to the prior year, partially offsetting the decline from the divestiture. Included in net sales was a $1.7 million product recall reimbursement, compared to a $0.1 million impact in 2016, that contributed an increase of 0.1% to net sales year-over-year.

Cost of Sales — Cost of sales as a percentage of net sales was 83.2% in the third quarter of 2017, compared to 82.0% in the third quarter of 2016. Included in cost of sales in the third quarter of 2017 was $1.5 million related to product recall reimbursement compared to expense of $0.2 million in the third quarter of 2016. Also included in cost of sales was $10.2 million of restructuring and other margin improvement activities in the third quarter of 2017 compared to $1.0 million in the prior year. These transactions, coupled with the product recall reimbursement outlined above in net sales, increased cost of sales as a percentage of net sales by 0.5% in the third quarter of 2017 and 0.1% in the third quarter of 2016. The remaining 0.8% increase in cost of sales as a percentage of net sales was primarily due to higher operating costs, higher commodity costs, and unfavorable mix, partially offset by a reduction in variable incentive compensation and depreciation.

Operating Expenses — Total operating expenses were $202.3 million in the third quarter of 2017 compared to $208.0 million in the third quarter of 2016. The decrease in 2017 resulted from the following:

Selling and distribution expenses decreased $6.6 million, or 6.5%, in the third quarter of 2017 compared to the third quarter of 2016. Selling and distribution expenses as a percentage of net sales decreased to 6.2% in the third quarter of 2017, compared to 6.4% in the third quarter of 2016.  The decrease was primarily related to lower volumes, a reduction in variable incentive compensation, and cost savings in 2017, partially offset by unfavorable freight rates.

General and administrative expenses decreased $4.8 million, or 6.7%, in the third quarter of 2017 compared to the third quarter of 2016. General and administrative expenses as a percentage of net sales decreased slightly to 4.3% in the third quarter of 2017, compared to 4.5% in the third quarter of 2016 mostly related to lower revenues and a reduction in variable incentive compensation.

Amortization expense was relatively flat in the third quarter of 2017 compared to the third quarter of 2016.

Other operating expense was $11.1 million in the third quarter of 2017 compared to $5.3 million in the third quarter of 2016. The increase was entirely due to higher costs associated with restructuring and other margin improvement activities that were announced in recent quarters with respect to the TreeHouse 2020 margin improvement plan and the Company’s closure of the Brooklyn Park, Minnesota; Plymouth, Indiana; City of Industry, California; Ayer, Massachusetts; Azusa, California; Delta, British Columbia (frozen griddle); and Ripon, Wisconsin facilities as well as the downsizing of the Dothan, Alabama and Battle Creek, Michigan facilities. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding restructuring and margin improvement activities.

Interest Expense — Interest expense increased to $31.4 million in the third quarter of 2017, compared to $30.8 million in 2016, primarily due to higher interest rates associated with Federal interest rate increases partially offset by lower net debt.

Interest Income – Interest income of $0.4 million primarily relates to cash held by our Canadian subsidiaries and gains on investments. Interest income increased slightly from the third quarter of 2016.

Foreign Currency — The Company’s foreign currency impact was a $2.5 million gain for the third quarter of 2017, compared to a gain of $1.1 million in the third quarter of 2016, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other (Income) Expense, net — Other income was $0.8 million for the third quarter of 2017, compared to income of $4.6 million in the third quarter of 2016. The change was primarily due to lower gains from hedging activities, primarily foreign currency contracts, commodity contracts, and interest rate swaps.

Income Taxes — Income tax expense of $1.3 million was recorded in the third quarter of 2017 compared to expense of $15.2 million for the same period of 2016. The effective rate was 4.3% for the third quarter of 2017 compared to 28.9% for the third quarter of 2016. The change in the effective tax rate for the three months ended September 30, 2017 as compared to September 30, 2016 is primarily a result of the income tax benefit from the release of reserves for unrecognized tax benefits due to the lapse of statutes and a benefit from foreign tax credits on a year-over-year basis. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the benefits associated with the federal domestic production activities deduction, the excess tax benefits related to share-based payments, the benefit of an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007, and the benefit derived from foreign tax credits.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 — Results by Segment

Baked Goods

	Three Months Ended September 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$351.2	100.0%	$329.4	100.0%
Cost of sales	275.1	78.3	267.0	81.1
Gross profit	76.1	21.7	62.4	18.9
Freight out and commissions	22.2	6.3	20.8	6.3
Direct selling, general, and administrative	7.0	2.0	7.8	2.3
Direct operating income	$46.9	13.4%	$33.8	10.3%

Net sales in the Baked Goods segment increased $21.8 million, or 6.6%, in the third quarter of 2017 compared to the third quarter of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$329.4
Volume/mix	21.7	6.6%
Pricing	(0.7)	(0.2)
Foreign currency	0.8	0.2
2017 Net sales	$351.2	6.6%

Net sales increased during the third quarter of 2017 compared to the third quarter of 2016 primarily due to favorable volume/mix from increased distribution predominantly in the cracker and cookie categories, partially offset by unfavorable pricing from competitive pressure.

Cost of sales as a percentage of net sales decreased 2.8%, from 81.1% in the third quarter of 2016 to 78.3% in the third quarter of 2017, primarily due to lower commodity costs (flour, sugar, and eggs) and lower operating costs.

Freight out and commissions paid to independent sales brokers was $22.2 million in the third quarter of 2017, compared to $20.8 million in the third quarter of 2016.  Freight and commissions as a percentage of net sales was flat year-over-year.

Direct selling, general, and administrative expenses were $7.0 million in the third quarter of 2017 compared to $7.8 million in the third quarter of 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to lower spend due to cost saving activities.

Beverages

	Three Months Ended September 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$244.9	100.0%	$234.9	100.0%
Cost of sales	178.3	72.8	158.5	67.5
Gross profit	66.6	27.2	76.4	32.5
Freight out and commissions	10.3	4.2	6.9	2.9
Direct selling, general, and administrative	4.6	1.9	5.7	2.4
Direct operating income	$51.7	21.1%	$63.8	27.2%

Net sales in the Beverages segment increased $10.0 million, or 4.3%, in the third quarter of 2017 compared to the third quarter of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$234.9
Volume/mix	14.0	6.0%
Pricing	(4.0)	(1.7)
2017 Net sales	$244.9	4.3%

Net sales increased during the third quarter of 2017 compared to the third quarter of 2016 primarily due to favorable volume/mix from increased distribution, principally in the single serve beverages, creamer, broth, and liquid beverages categories, partially offset by unfavorable pricing from competitive pressure.

Cost of sales as a percentage of net sales increased 5.3%, from 67.5% in the third quarter of 2016 to 72.8% in the third quarter of 2017, primarily due to higher operating costs and unfavorable commodity costs (primarily related to oils).

Freight out and commissions paid to independent sales brokers was $10.3 million in the third quarter of 2017, compared to $6.9 million in the third quarter of 2016. The increase is primarily related to increased volume year-over-year and a shift in mix from customer pick-up to delivery.

Direct selling, general, and administrative expenses were $4.6 million in the third quarter of 2017, compared to $5.7 million in the third quarter of 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to cost saving activities.

Condiments

	Three Months Ended September 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$333.8	100.0%	$322.9	100.0%
Cost of sales	278.8	83.5	263.6	81.6
Gross profit	55.0	16.5	59.3	18.4
Freight out and commissions	14.8	4.4	14.3	4.4
Direct selling, general, and administrative	5.8	1.8	7.0	2.2
Direct operating income	$34.4	10.3%	$38.0	11.8%

Net sales in the Condiments segment increased $10.9 million, or 3.4%, in the third quarter of 2017 compared to the third quarter of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$322.9
Volume/mix	5.4	1.7%
Pricing	3.3	1.0
Foreign currency	2.2	0.7
2017 Net sales	$333.8	3.4%

Net sales increased during the third quarter of 2017 compared to the third quarter of 2016 primarily due to favorable volume/mix from increased distribution, predominantly in the pickles, dressings, cheese, and salsa categories, favorable pricing, and favorable foreign currency exchange rates.

Cost of sales as a percentage of net sales increased 1.9%, from 81.6% in the third quarter of 2016 to 83.5% in the third quarter of 2017, primarily due to higher commodity costs (soy bean oil and dairy) and higher operating costs.

Freight out and commissions paid to independent sales brokers was $14.8 million in the third quarter of 2017, compared to $14.3 million in the third quarter of 2016. Costs remained consistent with sales activity as freight out and commissions as a percentage of net sales was 4.4% for both the third quarter of 2017 and 2016.

Direct selling, general, and administrative expenses were $5.8 million in the third quarter of 2017 and $7.0 million in the third quarter of 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to cost saving activities.

Meals

	Three Months Ended September 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$284.6	100.0%	$347.9	100.0%
Cost of sales	233.7	82.1	291.6	83.8
Gross profit	50.9	17.9	56.3	16.2
Freight out and commissions	11.6	4.1	14.5	4.2
Direct selling, general, and administrative	7.2	2.5	8.7	2.5
Direct operating income	$32.1	11.3%	$33.1	9.5%

Net sales in the Meals segment decreased $63.3 million, or (18.2)%, in the third quarter of 2017 compared to the third quarter of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$347.9
Volume/mix	(14.6)	(4.2)%
Pricing	(3.1)	(0.9)
Acquisition/divestiture	(45.6)	(13.1)
2017 Net sales	$284.6	(18.2)%

Net sales decreased during the third quarter of 2017 compared to the third quarter of 2016 which is more than explained by the divestiture of the SIF business, unfavorable volume/mix from competitive pressure (principally in the ready-to-eat cereal category), and unfavorable pricing from competitive pressure.

Cost of sales as a percentage of net sales decreased 1.7%, from 83.8% in the third quarter of 2016 to 82.1% in the third quarter of 2017, primarily due to lower costs related to the SIF divestiture and favorable depreciation, partially offset by higher operating costs.

Freight out and commissions paid to independent sales brokers was $11.6 million in the third quarter of 2017, compared to $14.5 million in the third quarter of 2016. Freight out and commissions as a percentage of net sales was relatively flat in the third quarter of 2017 compared to the third quarter of 2016.

Direct selling, general, and administrative expenses were $7.2 million in the third quarter of 2017 compared to $8.7 million in 2016. Direct selling, general, and administrative expenses as a percentage of net sales was flat to prior year as the costs associated with the divested business decreased proportionately with the decline in net sales.

Snacks

	Three Months Ended September 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$332.6	100.0%	$351.7	100.0%
Cost of sales	317.6	95.5	319.1	90.7
Gross profit	15.0	4.5	32.6	9.3
Freight out and commissions	8.4	2.5	8.6	2.4
Direct selling, general, and administrative	4.8	1.5	5.5	1.6
Direct operating income	$1.8	0.5%	$18.5	5.3%

Net sales in the Snacks segment decreased $19.1 million, or (5.4)%, in the third quarter of 2017 compared to the third quarter of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$351.7
Volume/mix	(25.1)	(7.1)%
Pricing	6.0	1.7
2017 Net sales	$332.6	(5.4)%

Net sales decreased during the third quarter of 2017 compared to the third quarter of 2016 primarily due to unfavorable volume/mix from soft consumer trends and the exit of low margin co-pack business, partially offset by favorable pricing from commodity-based price increases.

Cost of sales as a percentage of net sales increased 4.8%, from 90.7% in the third quarter of 2016 to 95.5% in the third quarter of 2017, primarily due to higher commodity costs (predominantly in cashews), unfavorable mix, and higher operating costs. Contributing to higher operating costs in the third quarter was the launch of a large scale private label customer in snack nuts.

Freight out and commissions paid to independent sales brokers was $8.4 million in the third quarter of 2017, compared to $8.6 million in 2016. Freight out and commissions as a percentage of net sales was relatively flat in the third quarter of 2017 compared to the third quarter of 2016.

Direct selling, general, and administrative expenses were $4.8 million in the third quarter of 2017 compared to $5.5 million in the third quarter of 2016. Direct selling, general, and administrative expenses as a percentage of net sales decreased slightly year-over-year due to cost saving activities.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Sales — Net sales increased by $208.7 million, or 4.7%, in the first nine months of 2017 compared to the first nine months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$4,398.5
Volume/mix	2.9	0.1%
Pricing	(12.9)	(0.3)
Product recalls	15.3	0.3
Acquisition/divestiture	201.2	4.6
Foreign currency	2.2	—
2017 Net sales	$4,607.2	4.7%

The change in net sales is primarily due to an additional month of sales from the 2016 acquisition of the Private Brands Business, partially offset by the divestiture of the SIF business in the second quarter of 2017 and unfavorable pricing. Volume/mix and foreign currency was relatively flat year-over-year. Included in net sales was $5.4 million of product recall reimbursement in the first nine months of 2017, compared to a $9.8 million cost in 2016, that contributed an increase of 0.3% to net sales year-over-year.

Cost of Sales — Cost of sales as a percentage of net sales was 82.1% in the first nine months of 2017, compared to 82.4% in the first nine months of 2016. Included in cost of sales in the first nine months of 2017 was $3.0 million related to product recall reimbursement compared to expense of $5.5 million in the first nine months of 2016. Also included in cost of sales was $13.5 million of restructuring and other margin improvement activities in the first nine months of 2017 compared to $3.9 million in the prior year. Finally, included in cost of sales for the nine months ended 2016 was $8.5 million of acquisition, integration, divestiture, and related costs compared to none in 2017. These transactions, coupled with the product recall reimbursement and costs outlined above in net sales, increased cost of sales as a percentage of net sales by 0.1% in the first nine months of 2017 and 0.6% in the first nine months of 2016. The remaining 0.2% increase in cost of sales as a percentage of net sales was primarily due to higher operating costs, higher commodity costs, and unfavorable mix, partially offset by a reduction in variable incentive compensation and depreciation.

Operating Expenses — Total operating expenses were $722.0 million in the first nine months of 2017 compared to $627.8 million in the first nine months of 2016. The increase in 2017 resulted from the following:

Selling and distribution expenses increased $3.0 million, or 1.0%, in the first nine months of 2017 compared to the first nine months of 2016. Selling and distribution expenses as a percentage of net sales decreased to 6.4% in the first nine months of 2017 compared to 6.6% in the first nine months of 2016.  The increase in selling and distribution expense dollars is primarily related to the additional month of Private Brands Business in 2017, while the decrease in selling and distribution expense as a percentage of net sales was primarily due to cost saving activities and reduced variable incentive compensation.

General and administrative expenses decreased by $15.3 million, or 6.3%, in the first nine months of 2017 compared to the first nine months of 2016. This decrease is primarily related to lower acquisition, integration, divestiture, and related costs in the first nine months of 2017 compared to the first nine months of 2016, partially offset by an additional month of Private Brands business in 2016. General and administrative expenses as a percentage of net sales decreased from 5.6% in the first nine months of 2016 to 5.0% in the first nine months of 2017 due to the change in acquisition, integration, divestiture, and related costs year-over-year. In the first nine months of 2016, the Company incurred approximately $42.0 million of acquisition, integration, divestiture, and related costs primarily related to the Private Brands Business acquisition, compared to $12.7 million in the first nine months of 2017. Excluding the impact of acquisition, integration, divestiture, and related costs, general and administrative expenses as a percentage of net sales was relatively flat year-over-year as an additional month of Private Brands business, increased stock compensation costs related to the shift of the annual grant period to the first quarter in 2017, and the build-out of the new segment structure was mostly offset by a reduction in variable incentive compensation.

Amortization expense increased $4.9 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to the amortization of intangible assets from the acquisition of Private Brands.

Other operating expense was $111.9 million in the first nine months of 2017 compared to $10.3 million in the first nine months of 2016. The increase was entirely due to a loss on the divestiture of the SIF business of $85.6 million and higher costs associated with restructuring and other margin improvement activities that were announced in recent quarters with respect to the TreeHouse 2020 margin improvement plan and the Company’s closure of the Brooklyn Park, Minnesota; Plymouth, Indiana; City of Industry, California; Ayer, Massachusetts; Azusa, California; Delta, British Columbia (frozen griddle); and Ripon, Wisconsin facilities as well as the downsizing of the Dothan, Alabama and Battle Creek, Michigan facilities. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding restructuring and margin improvement activities.

Interest Expense — Interest expense increased to $92.9 million in the first nine months of 2017, compared to $88.0 million in 2016, due to higher average interest rates from financing the acquisition and Federal interest rate increases.

Interest Income – Interest income of $3.5 million includes $1.6 million of interest income related to annual patronage refunds pertaining to Term Loan A. The patronage refund represents our participation in a capital plan related to our Term Loan A and is an annual payment based on a percentage of our average daily loan balance. The remaining $1.9 million in interest income primarily relates to cash held by our Canadian subsidiaries and gains on investments.

Foreign Currency — The Company’s foreign currency impact was a $2.8 million gain for the first nine months of 2017, compared to a gain of $6.0 million in the first nine months of 2016, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other (Income) Expense, net — Other expense was $1.0 million for the first nine months of 2017, compared to income of $0.3 million in the first nine months of 2016. The change was mostly due to hedging activities, primarily foreign currency contracts, commodity contracts, and interest rate swaps.

Income Taxes — Income tax benefit of $9.0 million was recorded in the first nine months of 2017 compared to expense of $16.8 million for the same period of 2016. The effective tax rate was (65.2)% for the first nine months of 2017 and 24.0% for the first nine months of 2016. The change in the effective tax rate for the nine months ended September 30, 2017 compared to September 30, 2016 is primarily a result of the income tax benefits related to share-based payments, the income tax benefit from the release of reserves for unrecognized tax benefits due to the lapse of statutes, and a benefit from foreign tax credits on a year-over-year basis. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the benefits associated with the federal domestic production activities deduction, the excess tax benefits related to share-based payments, the benefit of an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007, and the benefit derived from foreign tax credits.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 — Results by Segment

Baked Goods

	Nine Months Ended September 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,016.6	100.0%	$871.8	100.0%
Cost of sales	807.6	79.4	698.2	80.1
Gross profit	209.0	20.6	173.6	19.9
Freight out and commissions	63.8	6.3	54.4	6.2
Direct selling, general, and administrative	23.9	2.4	21.8	2.5
Direct operating income	$121.3	11.9%	$97.4	11.2%

Net sales in the Baked Goods segment increased $144.8 million, or 16.6%, in the first nine months of 2017 compared to the first nine months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$871.8
Volume/mix	10.0	1.1%
Pricing	(5.7)	(0.7)
Acquisition/divestiture	140.0	16.1
Foreign currency	0.5	0.1
2017 Net sales	$1,016.6	16.6%

Net sales increased from 2016 to 2017 mostly due to an additional month of Private Brands Business in 2017 and favorable volume/mix (predominantly in the cracker, griddle, and dough categories), partially offset by unfavorable pricing mostly from competitive pressure.

Cost of sales as a percentage of net sales decreased 0.7%, from 80.1% in the first nine months of 2016 to 79.4% in the first nine months of 2017, primarily due to lower commodity costs (flour, sugar, and eggs), partially offset by higher operating costs and the non-repeat of a rebate received in the second quarter of 2016.

Freight out and commissions paid to independent sales brokers was $63.8 million in the first nine months of 2017, compared to $54.4 million in the first nine months of 2016. The increase is primarily associated with the additional month of Private Brands Business in 2017. Freight and commissions as a percentage of net sales was relatively flat year-over-year.

Direct selling, general, and administrative expenses were $23.9 million in the first nine months of 2017 compared to $21.8 million in the first nine months of 2016. The increase in direct selling, general, and administrative expenses was primarily due an additional month of Private Brands Business in 2017. Direct selling, general, and administrative expenses as a percentage of net sales was relatively flat year-over-year.

Beverages

	Nine Months Ended September 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$759.1	100.0%	$672.7	100.0%
Cost of sales	544.6	71.7	459.4	68.3
Gross profit	214.5	28.3	213.3	31.7
Freight out and commissions	28.3	3.8	20.0	3.0
Direct selling, general, and administrative	15.5	2.0	17.7	2.6
Direct operating income	$170.7	22.5%	$175.6	26.1%

Net sales in the Beverages segment increased $86.4 million, or 12.8%, in the first nine months of 2017 compared to the first nine months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$672.7
Volume/mix	100.2	14.9%
Pricing	(11.3)	(1.7)
Acquisition/divestiture	(2.5)	(0.4)
2017 Net sales	$759.1	12.8%

Net sales increased from 2016 to 2017 primarily due to favorable volume/mix associated with additional distribution, primarily in the single serve beverage, broth, non-dairy creamer, and tea categories, partially offset by unfavorable pricing due to competitive pressure and lower sales due to the sale of a part of the Tetra re-cart broth business associated with the divestiture of the SIF business in the second quarter of 2017.

Cost of sales as a percentage of net sales increased 3.4%, from 68.3% in the first nine months of 2016 to 71.7% in the first nine months of 2017, primarily due to higher commodity costs (primarily oils) and unfavorable mix.

Freight out and commissions paid to independent sales brokers was $28.3 million in the first nine months of 2017, compared to $20.0 million in the first nine months of 2016.  Freight out and commissions paid as a percentage of net sales increased year-over-year by 0.8%.  The increase is primarily related to increased volume year-over-year and a shift in mix from customer pick-up to delivery.

Direct selling, general, and administrative expenses were $15.5 million in the first nine months of 2017 and $17.7 million in the first nine months of 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales (0.6%) was due to cost saving activities.

Condiments

	Nine Months Ended September 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$988.8	100.0%	$959.0	100.0%
Cost of sales	824.5	83.4	780.3	81.4
Gross profit	164.3	16.6	178.7	18.6
Freight out and commissions	42.2	4.3	41.1	4.3
Direct selling, general, and administrative	19.9	2.0	22.6	2.3
Direct operating income	$102.2	10.3%	$115.0	12.0%

Net sales in the Condiments segment increased $29.8 million, or 3.1%, in the first nine months of 2017 compared to the first nine months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$959.0
Volume/mix	6.8	0.7%
Pricing	1.5	0.1
Acquisition/divestiture	19.8	2.1
Foreign currency	1.7	0.2
2017 Net sales	$988.8	3.1%

Net sales increased from 2016 to 2017 mostly due to an additional month of Private Brands Business in 2017, favorable volume/mix from increased distribution (predominantly in the pickles and dressings categories), and favorable foreign currency and pricing.

Cost of sales as a percentage of net sales increased 2.0%, from 81.4% in the first nine months of 2016 to 83.4% in the first nine months of 2017, primarily due to higher operating costs and higher commodity costs primarily for soy bean oil, cucumbers, peppers, and packaging.

Freight out and commissions paid to independent sales brokers was $42.2 million in the first nine months of 2017, compared to $41.1 million in the first nine months of 2016. Costs remained consistent with sales activity as freight out and commissions as a percentage of net sales was 4.3% for both the first nine months of 2017 and 2016.

Direct selling, general, and administrative expenses were $19.9 million in the first nine months of 2017 and $22.6 million in the first nine months of 2016. The decrease in direct selling, general, and administrative expenses as a percentage of net sales (0.3%) was due to cost saving activities.

Meals

	Nine Months Ended September 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$897.0	100.0%	$937.3	100.0%
Cost of sales	735.6	82.0	784.9	83.7
Gross profit	161.4	18.0	152.4	16.3
Freight out and commissions	39.2	4.4	39.4	4.2
Direct selling, general, and administrative	22.3	2.5	24.1	2.6
Direct operating income	$99.9	11.1%	$88.9	9.5%

Net sales in the Meals segment decreased $40.3 million, or (4.3)%, in the first nine months of 2017 compared to the first nine months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$937.3
Volume/mix	(24.9)	(2.6)%
Pricing	(11.8)	(1.3)
Acquisition/divestiture	(3.6)	(0.4)
2017 Net sales	$897.0	(4.3)%

Net sales decreased from 2016 to 2017 primarily due to the divestiture of the SIF business, unfavorable volume/mix (predominantly in the cereal and pasta categories), and unfavorable pricing related to commodity-based price reductions and competitive pressure, partially offset by an additional month of Private Brands Business in 2017.

Cost of sales as a percentage of net sales decreased 1.7%, from 83.7% in the first nine months of 2016 to 82.0% in the first nine months of 2017, primarily due to an additional month of higher margin Private Brands Business and lower depreciation, commodity, and operating costs.

Freight out and commissions paid to independent sales brokers was $39.2 million in the first nine months of 2017, compared to $39.4 million in the first nine months of 2016. Freight out and commissions as a percentage of net sales was 4.4% in the first nine months of 2017 compared to 4.2% in 2016. The increase is associated with temporarily higher freight costs associated with one customer primarily in the first quarter.

Direct selling, general, and administrative expenses were $22.3 million in the first nine months of 2017 compared to $24.1 million in the first nine months of 2016. Direct selling, general, and administrative expenses as a percentage of net sales was relatively flat in the first nine months of 2017 compared to the first nine months of 2016.

Snacks

	Nine Months Ended September 30,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$940.2	100.0%	$967.5	100.0%
Cost of sales	874.8	93.0	878.9	90.8
Gross profit	65.4	7.0	88.6	9.2
Freight out and commissions	22.2	2.4	23.5	2.5
Direct selling, general, and administrative	18.8	2.0	17.8	1.8
Direct operating income	$24.4	2.6%	$47.3	4.9%

Net sales in the Snacks segment decreased $27.3 million, or (2.8)%, in the first nine months of 2017 compared to the first nine months of 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$967.5
Volume/mix	(89.2)	(9.2)%
Pricing	14.4	1.5
Acquisition/divestiture	47.5	4.9
2017 Net sales	$940.2	(2.8)%

Net sales decreased from 2016 to 2017 primarily due to unfavorable volume/mix from weak consumer trends in the first nine months of 2017 compared to the prior year and the exit from low margin co-pack business, partially offset by an additional month of Private Brands Business in 2017 and favorable pricing.

Cost of sales as a percentage of net sales increased 2.2%, from 90.8% in the first nine months of 2016 to 93.0% in the first nine months of 2017, primarily due to the impact of higher commodity costs (mostly in cashews) and higher operating costs, partially offset by lapping a 2016 quality issue.

Freight out and commissions paid to independent sales brokers decreased to $22.2 million in the first nine months of 2017, compared to $23.5 million in the first nine months of 2016 primarily due to lower volumes. Freight out and commissions as a percentage of net sales was relatively flat in the first nine months of 2017 compared to the first nine months of 2016.

Direct selling, general, and administrative expenses were $18.8 million in the first nine months of 2017 compared to $17.8 million in the first nine months of 2016. The increase in direct selling, general, and administrative expenses was primarily due to an additional month of Private Brands Business in 2017. Direct selling, general, and administrative expenses as a percentage of net sales increased slightly year-over-year due to the realignment of the Company’s organizational structure and the associated build-out of the Snacks segment.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $729.5 million was available under the Revolving

Credit Facility as of September 30, 2017. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities	$263.4	$298.4
Investing activities	(95.6)	(2,787.1)
Financing activities	(98.7)	2,497.2

Operating Activities

Our cash from operations was $263.4 million in the first nine months of 2017 compared to $298.4 million in 2016, a decrease of $35.0 million. The decrease in cash provided by operating activities was primarily due to lower net income of $30.4 million mostly due to higher operating and commodity costs. Cash provided by working capital declined $109.2 million primarily due to a build of inventory associated with recent distribution gains, partially offset by improved payable and cash management resulting in a reduction in accounts payable and accrued expenses.

Investing Activities

In the first nine months of 2017, cash used in investing activities decreased by $2.7 billion compared to 2016, due to the acquisition of the Private Brands Business in the first quarter of 2016.

We expect capital spending programs to be approximately $175 million in 2017. Capital spending in 2017 is focused on food safety, quality, productivity improvements, continued implementation of an Enterprise Resource Planning system, TreeHouse 2020, and routine equipment upgrades or replacements at our plants.

Financing Activities

Net cash used in financing activities decreased by $2.6 billion in the first nine months of 2017 compared to 2016.  The Company reduced net debt by approximately $300 million since September 30, 2016 consistent with our objective of using available cash to pay down outstanding debt. The cash used in 2016 was related to the Company funding the acquisition of the Private Brands Business primarily through the issuance of common stock, the 2024 Notes, and Term Loan A-2 in the first quarter.

As of September 30, 2017, $55.0 million of cash held by our foreign subsidiaries as cash and cash equivalents is expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions. The cash relates to foreign earnings that, if repatriated, would result in a tax liability. As of September 30, 2017, $2.6 million of cash is restricted from use to meet certain insurance requirements.

Cash provided by operating activities is used to pay down debt and fund investments in property, plant, and equipment.

Our short-term financing needs are primarily for financing working capital. As discussed in “Seasonality”, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the corresponding sale of this built-up inventory. We expect our Revolving Credit Facility, plus cash flow from operations, to be adequate to provide liquidity for current operations. Our long-term financing needs depend largely on potential acquisition activity.

Free Cash Flow
In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow (a Non-GAAP measure) which represents net cash provided by operating activities less capital expenditures.  We believe free cash flow is an important measure of operating performance because it provides management and investors a measure of cash generated from operations that is available for mandatory payment obligations and investment opportunities such as funding acquisitions, repaying debt, and repurchasing our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities, the most comparable GAAP measure:

	Nine Months Ended September 30,
Free Cash Flow	2017	2016
	(In millions)
Cash flow provided by operating activities	$263.4	$298.4
Less: Capital expenditures	(121.1)	(142.8)
Free cash flow	$142.3	$155.6

For the nine months ended September 30, 2017, we generated free cash flow of $142.3 million.  Free cash flow in 2017 decreased $13.3 million over the prior year primarily due to lower cash flow provided by operations.

Debt Obligations

At September 30, 2017, we had $120.0 million in borrowings outstanding under our Revolving Credit Facility, $276.7 million outstanding under Term Loan A, $172.5 million outstanding under Term Loan A-1, $973.8 million outstanding under Term Loan A-2, $400.0 million of the 2022 Notes outstanding, $775.0 million of the 2024 Notes outstanding, and $3.0 million of other obligations. In addition, at September 30, 2017, there were $50.5 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at September 30, 2017, our Revolving Credit Facility provided for an aggregate commitment of $900 million, of which $729.5 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, Term Loan A-1, and Term Loan A-2 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended September 30, 2017 averaged 3.11%. Including the interest rate swap agreements with a weighted average fixed interest rate base of approximately 0.86% on $500 million, the average rate decreases to 2.99%.

We are in compliance with all applicable debt covenants as of September 30, 2017. From an interest coverage ratio perspective, the Company’s actual ratio as of September 30, 2017 is 105.0% higher than the minimum required level. As it relates to the leverage ratio, the Company was 2.86% below the maximum level.

See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

Adjusted Diluted Earnings Per Share, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per fully diluted share (“Adjusted Diluted EPS”) reflects adjustments to GAAP earnings per fully diluted share to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, or restructuring and margin improvement activities, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation for management, or in determining earnings estimates.

The reconciliation of Adjusted Diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Diluted earnings per share per GAAP	$0.50	$0.65	$0.40	$0.95
Restructuring and margin improvement activities	0.35	0.10	0.68	0.23
Acquisition, integration, divestiture, and related costs	0.07	0.08	1.71	0.90
Mark-to-market adjustments	(0.03)	(0.12)	0.01	(0.07)
Product recall (reimbursement) costs	(0.06)	—	(0.15)	0.27
Foreign currency (gain) loss on re-measurement of intercompany notes	(0.07)	0.02	(0.13)	(0.09)
Taxes on adjusting items	(0.09)	(0.03)	(0.73)	(0.39)
Adjusted diluted EPS	$0.67	$0.70	$1.79	$1.80

During the three and nine months ended September 30, 2017 and 2016, the Company entered into transactions that affected the year-over-year comparison of its financial results that included acquisition, integration, divestiture, and related costs, mark-to-market adjustments, restructuring and margin improvement activities, product recall (reimbursement) costs, foreign currency (gains) loss on intercompany notes, and the related tax impact of these items.

As the Company continues to grow, consolidation, restructuring, and margin improvement activities are necessary. During the third quarter of 2017, the Company incurred approximately $20.7 million in costs versus $5.9 million last year. For the nine months ended September 30, 2017 and 2016, the Company incurred restructuring and margin improvement activity costs of approximately $39.5 million and $12.9 million, respectively.

The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential acquisitions, the related integration of the acquisitions, and divestitures. Costs incurred in the first nine months of 2017 primarily related to the divestiture of the SIF business, which closed on May 22, 2017, while costs incurred in the first nine months of 2016 primarily related to the acquisition and integration of the Private Brands Business, which was acquired on February 1, 2016. Costs associated with integrating businesses into the Company’s operations are also included in this line.

The Company’s derivative contracts are marked-to-market each period with the changes being recorded in the Condensed Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $4.2 million in the third quarter of 2017 versus foreign currency losses of $1.4 million in the prior year to re-measure the loans at quarter end. For the nine months ended September 30, 2017 and 2016, the Company incurred foreign currency gains of $7.6 million and $5.2 million, respectively. These charges are non-cash and the loans are eliminated in consolidation.

The product recall (reimbursement) costs line primarily represents insurance proceeds related to an announced voluntary recall of products that may have been impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier. Product was distributed nationwide through retail stores. TreeHouse initiated the voluntary recall as a cautionary measure to protect public health. Related costs include, but are not limited to, customer fees, customer reimbursements, inventory write-offs, and other costs to manage the recall. The Company expects to be reimbursed for these costs and will exclude any gains from adjusted earnings in the period in which the proceeds are received, consistent with the Company’s exclusion from adjusted earnings of the costs incurred in 2016. In February 2017 and August 2017, the Company received a $4.0 million reimbursement ($8.0 million combined) and has included it in this line. Other product recalls during the first nine months of 2017 were insignificant.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying non-GAAP adjustments.

Adjusted Net Income and Adjusted EBITDAS, Adjusting for Certain Items Affecting Comparability

Adjusted net income represents GAAP net income as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the Adjusted Diluted EPS section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the Adjusted Diluted EPS metric outlined above.

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

The following table reconciles the Company’s net income as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income and Adjusted EBITDAS for the three and nine months ended September 30, 2017 and 2016:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
		(unaudited in millions)
Net income per GAAP		$28.8	$37.4	$22.8	$53.2
Product recall (reimbursement) costs	(1)	(3.2)	0.1	(8.4)	15.3
Foreign currency (gain) loss on re-measurement of intercompany notes	(2)	(4.2)	1.4	(7.6)	(5.2)
Mark-to-market adjustments	(3)	(1.9)	(6.8)	0.6	(3.9)
Acquisition, integration, divestiture, and related costs	(4)	3.8	4.5	98.5	50.6
Restructuring and margin improvement activities	(5)	20.7	5.9	39.5	12.9
Less: Taxes on adjusting items		(5.1)	(1.9)	(42.0)	(22.2)
Adjusted net income		38.9	40.6	103.4	100.7
Interest expense		31.4	30.8	92.9	88.0
Interest income		(0.4)	(0.1)	(3.5)	(3.5)
Income taxes		1.3	15.2	(9.0)	16.8
Depreciation and amortization	(6)	65.1	73.0	199.6	203.3
Stock-based compensation expense	(7)	6.6	8.2	25.2	22.2
Add: Taxes on adjusting items		5.1	1.9	42.0	22.2
Adjusted EBITDAS		$148.0	$169.6	$450.6	$449.7

			Three Months Ended		Nine Months Ended
		Location in Condensed	September 30,		September 30,
		Consolidated Statements of Operations	2017	2016	2017	2016
			(unaudited in millions)
(1)	Product recall (reimbursement) costs	Net sales	$(1.7)	$(0.1)	$(5.4)	$9.8
		Cost of sales	(1.5)	0.2	(3.0)	5.5
(2)	Foreign currency (gain) loss on re-measurement of intercompany notes	Gain on foreign currency exchange	(4.2)	1.4	(7.6)	(5.2)
(3)	Mark-to-market adjustments	Other (income) expense, net	(1.9)	(6.8)	0.6	(3.9)
(4)	Acquisition, integration, divestiture, and related costs	General and administrative	3.4	4.5	12.7	42.0
		Other operating expense, net	0.6	—	85.8	—
		Other (income) expense, net	(0.2)	—	—	0.1
		Cost of sales	—	—	—	8.5
(5)	Restructuring and margin improvement activities	Other operating expense, net	10.5	4.9	26.0	9.0
		Cost of sales	10.2	1.0	13.5	3.9
(6)	Depreciation and amortization included as an adjusting item	Cost of sales	9.1	2.3	13.3	4.8
		General and administrative	—	—	0.3	—
(7)	Stock-based compensation expense included in acquisition, integration, divestiture, and related costs	General and administrative	—	0.3	—	0.6

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

See Note 15 to our Condensed Consolidated Financial Statements included herein and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 19 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies in the nine months ended September 30, 2017.

As discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2016, the Company evaluates goodwill for impairment using an income approach, which is corroborated by a market approach. The Company believes the income approach is the most reliable indicator of the fair value of its reporting units. Key assumptions used in the income approach include growth and discount rates, margins, and the weighted average cost of capital. Historical performance and management estimates of future performance are used to determine margins and growth rates. Discount rates vary by reporting unit, with the weighted average of all discount rates approximating the Company’s total discount rate. Weighted average cost of capital is determined based on a review and assessment of market and capital structure assumptions.

As discussed in greater detail in Note 6 to our Condensed Consolidated Financial Statements in Part I – Item 1 of this Form 10-Q, the Company has the following five operating segments as of the first quarter of 2017, which are also its reporting units: Baked Goods, Beverages, Condiments, Meals, and Snacks. Reporting units are based on the components one level below operating segments. These components have been aggregated in determining the Company’s reporting units. The change in reporting units was considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2017. The Company performed the first step of the impairment test, which did not result in the identification of any impairment losses.

The estimated fair value of the Snacks reporting unit exceeded its carrying value by approximately 18% as of January 1, 2017, and the reporting unit has allocated goodwill of $276.4 million. The reporting unit has not achieved the forecasted results for the nine months ended September 30, 2017.  The Company’s long-term commitment to the Snacks reporting unit remains consistent. If the reporting unit does not achieve forecasted results in future periods or if other key assumptions change, the estimated fair value of the reporting unit could decline, which may result in a material impairment in a subsequent period.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases and letters of credit, which have or are reasonably likely to have a material effect on our Condensed Consolidated Financial Statements.

Cautionary Statement Regarding Forward Looking Statements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of September 30, 2017, the Company was party to the Revolving Credit Facility with an aggregate commitment of $900 million, with an interest rate based on the Company’s consolidated leverage ratio, and determined by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%. The Company was also party to Term Loan A, Term Loan A-1, and Term Loan A-2. Interest rates for the Term Loans are based on the Company’s consolidated leverage ratio and determined as follows: by either LIBOR plus a margin ranging from 1.25% to 3.00%, or a base rate (as defined in the Amended and Restated Credit Agreement) plus a margin ranging from 0.25% to 2.00%.

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

We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of September 30, 2017. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Amended and Restated Credit Agreement, which is tied to variable market rates. Based on our outstanding debt balance of $1,543.0 million under the Amended and Restated Credit Agreement at September 30, 2017, and adjusting for the impact of the $500 million in interest rate swap agreements that have a fixed interest rate base, each 1% rise in our interest rate would increase our annual interest expense by approximately $10.4 million.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the third quarter of 2017 to the third quarter of 2016, price decreases in almonds, flour, rice, grains, sugars, and eggs were more than offset by price increases in cashews, coffee, soybean and other oils, dairy, corn sweeteners, and packaging materials. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

Changes in the prices of our products may lag behind changes in the costs of our products. Competitive pressures also may limit our ability to quickly raise prices in response to increased raw materials, packaging, fuel, and energy costs. Accordingly, if we are unable to increase our prices to offset increasing costs, our operating profits and margins could be materially affected. In addition, in instances of declining input costs, customers may seek price reductions in situations where we are locked into input prices at higher costs.

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the Gain on foreign currency exchange line of the Condensed

Consolidated Statements of Operations where the Company recognized gains of $2.8 million and $6.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements. For the nine months ended September 30, 2017 and 2016, the Company recognized translation gains of $34.5 million and $21.6 million, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of September 30, 2017, the Company had $46.5 million of U.S. dollar foreign currency contracts outstanding.

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

As of September 30, 2017, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TreeHouse Foods, Inc.

Oak Brook, Illinois

We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2017 and 2016, and of cash flows for the nine-month periods ended September 30, 2017 and 2016. This interim financial information is the responsibility of the Company’s management.

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

November 2, 2017

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

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the Parties. The next status date in Wells is April 27, 2018.  There is no set status date in Lavin at this time, but the parties are directed to file a joint status report on the progress of the related litigation by October 26, 2017, after which point the Lavin court could set a new status date.

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

Item 6. Exhibits

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

November 2, 2017