Form 10-K
period 2017-12-31
TreeHouse Foods, Inc.
filed 2018-02-20
CIK 1320695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2017, based on the $81.69 per share closing price on the New York Stock Exchange on such date, was approximately $4,585.0 million. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock outstanding as of January 31, 2018 was 56,476,562.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2018 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate”, “project”, “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer consolidation; raw material and commodity costs; competition; integration of the Private Brands acquisition and our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; and labor strikes or work stoppages and other risks that are described Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

We are a consumer packaged food and beverage manufacturer operating over 50 manufacturing facilities across the United States, Canada, and Italy servicing primarily retail grocery and food away from home customers. We manufacture a variety of shelf stable, refrigerated, fresh, and frozen products. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories.

The Company was incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders, which was completed on June 27, 2005. Since the Company began operating as an independent entity, it has expanded its product offerings through a number of strategic and bolt-on acquisitions. Our strategy is to be the leading supplier of private label food and beverage products by providing the best balance of quality and cost to our customers. We manufacture and sell the following:

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

Our reportable segments, and the product categories that make up each segment, are as follows:

Net sales are relatively evenly distributed across segments:

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22 to the Consolidated Financial Statements for financial information by segment.

On April 25, 2017, the Company announced that it had entered into a definitive agreement to sell its canned soup and infant feeding (“SIF”) business. The SIF business is based in Pittsburgh, Pennsylvania and produced private label condensed and ready-to-serve soup, baby food, and gravies for the Meals segment. The transaction closed on May 22, 2017 and final working capital adjustments were recorded in the fourth quarter of 2017.

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

We sell our products to a diverse customer base, including the leading grocery retailers and foodservice operators in the United States and Canada, and also a variety of customers that purchase bulk products for industrial food applications. We currently supply more than 200 retail food customers in North America, including over 50 of the 75 largest non-convenience food retailers.

A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2017, our ten largest customers accounted for approximately 60.6% of our consolidated net sales. For the years ended December 31, 2017, 2016 and 2015, our largest customer, Walmart Stores, Inc. and its affiliates, accounted for approximately 22.0%, 18.7%, and 20.7%, respectively, of our consolidated net sales. Costco accounted for approximately 10.3% of consolidated net sales in 2017, with less than 10% in previous years. No other customer accounted for 10% or more of the Company’s consolidated net sales. Total trade receivables with Walmart Stores, Inc. and affiliates represented 21.8% and 18.6% of our total trade receivables as of December 31, 2017 and 2016, respectively. Total trade receivables with Costco represented approximately 6.4% of our total trade receivables as of December 31, 2017. The Company had revenues from customers outside of the United States of approximately 8.8%, 8.7%, and 11.9% of total consolidated net sales in 2017, 2016, and 2015, respectively, with 6.8%, 6.9%, and 10.8% from Canada in 2017, 2016, and 2015, respectively. Sales are determined based on the customer destination where the products are shipped.

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

We have several competitors in each of our channels. For sales of private label products to retailers, the principal competitive factors are product quality, quality of service, and price. For sales of products to foodservice, industrial, and export customers, the principal competitive factors are price, product quality, specifications, and reliability of service.

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

Trademarks used in the United States include the following pickle brands: Farman’s®, Nalley®, Peter Piper®, Schwartz® , and Steinfeld’s®. Trademarks related to sauces and syrups include Bennett’s®, Hoffman House®, Roddenbery’s Northwoods®, Saucemaker®, and San Antonio Farms®. Powdered coffee creamer is sold under our Cremora® trademark. Single serve hot beverages are sold under the Caza Trail® and Grove Square® trademarks. Snack nuts and trail mixes are sold under the Ann’s House of Nuts®, Amport®, and Goodfields® trademarks. Dry pasta is sold under the Golden Grain®, Anthony’s®, Luxury®, Ronco®, Mueller’s®, and Pennsylvania Dutch® trademarks. In-store bakery products are sold under the Lofthouse® trademark. Our jams and other sauces are sold under the E.D. Smith® and Habitant® trademarks. Branded oatmeal is sold under the McCann’s® trademark. Certain refrigerated dressings and sauces are sold under the Naturally Fresh® trademark. Additionally, certain mayonnaise, dressings, and sauces are sold under the Cains® and Olde Cape Cod® trademarks. Knox® gelatin and J-Cloth® cleaning cloths are brands sold in Canada.

Seasonality

In the aggregate, our sales are weighted slightly toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, hot cereal, saltine and entertainment crackers, in-store bakery items, refrigerated dough products, and certain pasta products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of broth and snack nuts are generally higher in the fourth quarter. Warmer weather products such as dressings, pickles, and condiments typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the seasonality of our sales.

Foreign Operations and Geographic Information

Foreign sales information is set forth in Note 22 to the Consolidated Financial Statements.

Raw Materials and Supplies

Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, nuts (almonds, cashews, peanuts, and pecans), oats, palm oil, peppers, processed meats, rice, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). These ingredients are generally purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, fuel prices, energy costs, labor disputes, transportation delays, political unrest, industry, general U.S., and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass, plastic, corrugated containers, linerboard cartons, metal closures, metal cans, and composite cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

For additional discussion of the risks associated with the raw materials used in our operations, see Part 1, Item 1A – Risk Factors and Item 7 - Known Trends and Uncertainties.

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

Research and Development

Research and development includes a variety of activities such as formula and recipe development, sample preparation, plant trials, ingredient evaluations, packaging material assessments and approvals, and other technology development and appraisals. These activities are focused on new product development, improvement of existing products, and packaging. Activities are conducted at centralized research and development facilities as well as most manufacturing facilities. Research and development expense totaled  $30.8 million, $29.6 million, and $14.3 million in 2017, 2016, and 2015, respectively, and is included in the General and administrative line of the Consolidated Statements of Operations.

Employees

As of December 31, 2017, our work force consisted of approximately 13,489 full-time employees, with 11,466 in the United States, 1,924 in Canada, and 99 in Italy.

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

Executive Officers as of February 15, 2018

Executive Officer	Age	Title
Sam K. Reed	71	Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Reed has served as Chief Executive Officer since January 2005 and as President since October 2017.
Matthew J. Foulston	53	Executive Vice President, Chief Financial Officer since December 2016.
Thomas E. O'Neill	62	Executive Vice President since July 2011. General Counsel, Chief Administrative Officer and Corporate Secretary since January 2005.
Maurice "Moe" Alkemade	50	Senior Vice President, Chief Strategy Officer since April 2017.
Erik T. Kahler	52	Senior Vice President, Corporate Development since October 2006.
Lori G. Roberts	57	Senior Vice President, Human Resources since May 2014.

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

On August 3, 2017, the Company announced the TreeHouse 2020 restructuring plan, which will be executed in multiple phases over the next several years. The plan targets a 300 basis point operating margin improvement by the end of 2020 through a comprehensive program of category and customer portfolio management, as well as manufacturing and supply chain optimization. Phase 1 of TreeHouse 2020 consists of the closure of the Company’s Brooklyn Park, Minnesota and Plymouth, Indiana facilities as well as the downsizing of the Dothan, Alabama facility. On January 31, 2018, the Company announced its intention to fully close the Battle Creek, Michigan facility. Partial closure of this facility was announced on November 3, 2016. On February 15. 2018 the Company announced its intention to close the Visalia, California facility. TreeHouse 2020 could result, from time to time, in significant financial charges for the impairment of assets, including goodwill and other intangible assets. The calculation of anticipated charges, as well as cost savings and other benefits, resulting from our corporate restructuring are based on estimates and assumptions which are subject to uncertainties. If any of our estimates or assumptions prove to be inaccurate, we may incur greater than expected charges, which could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2017, we had $2,574.6 million of outstanding indebtedness, excluding $28.8 million of unamortized deferred financing costs, a $498.8 million term loan (“Term Loan A”) maturing on January 31, 2025, a $897.8 million term loan (“Term Loan A-1” and, together with Term Loan A, the “Term Loans”) maturing on February 1, 2023, $400.0 million of 4.875% notes due March 15, 2022 (the “2022 Notes”), $775.0 million of 6.0% notes due February 15, 2024 (the “2024 Notes”), and $3.1 million of capital lease obligations and other debt. The Revolving Credit Facility (as defined in “Sources of Capital” under Item 7) and the Term Loans are known collectively as the “Credit Agreement.” If new debt is added to our current debt levels, the risks described herein would increase. The degree to which we are leveraged could have adverse consequences to us, limiting management's choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

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

In addition, our Credit Agreement requires us to maintain a certain consolidated net leverage ratio tested on a quarterly basis. Our ability to meet these financial covenants can be affected by events beyond our control, and we may be unable to meet the required ratio.

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

As of December 31, 2017, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $1,396.5 million, based on the outstanding debt balance of our Credit Agreement. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could materially reduce our profitability and cash flows. In June 2016, we entered into $500.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR rate base, beginning on January 31, 2017 and ending on February 28, 2020. As of December 31, 2017, each one percentage point change in LIBOR rates would result in an approximate $9.0 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the $500.0 million in interest rate swap agreements that were effective in 2017.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates. The Company’s foreign subsidiaries purchase various inputs that are based in U.S. dollars; accordingly, the profitability of the foreign subsidiaries are subject to foreign currency transaction gains and losses that affect earnings. We manage the impact of foreign currency fluctuations related to raw material purchases using foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiaries, which includes Canadian dollar denominated intercompany notes. We translate the Canadian and Italian assets, liabilities, revenues and expenses into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency denominated earnings due to fluctuations in the values of the Canadian dollar and euro, which may negatively impact the Company’s results of operations and financial position.

We operate in the highly competitive and rapidly changing food industry.

The food industry is highly competitive, and faces increased competition as a result of consolidation, channel proliferation and the growth of online food retailers and new market participants. We face competition across our product lines from other companies that have varying abilities to withstand changes in market conditions. Some of our competitors have substantial financial, marketing, and other resources, and competition with them in our various business segments and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose sales, which could have a material adverse effect on our business and financial results. Category sales and growth could also be adversely impacted if we are not successful in introducing new products.

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

As new and evolving distribution channels acquire greater attention with consumers, we will need to evaluate whether our business methods and processes can be utilized or adopted in a manner that permits us to successfully serve these distribution channels. Our inability to offer competitive products to these customer segments could have an adverse impact on our results of operations.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes, quality demands, eating habits, and overall purchasing trends of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time, and our failure to anticipate, identify, or react to these changes could result in reduced demand for our products, which would adversely affect our operating results and profitability.

As we are dependent upon a limited number of customers, the loss of a significant customer, or consolidation of our customer base, could adversely affect our operating results.

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2017, our ten largest customers accounted for approximately 60.6% of our consolidated net sales. For the year ended December 31, 2017, our largest customer, Walmart Stores, Inc. and its affiliates, accounted for approximately 22.0% of our consolidated net sales. Costco accounted for approximately 10.3% of consolidated net sales in 2017. No other customer accounted for 10% or more of the Company’s consolidated net sales. These customers typically do not enter into written contracts with fixed purchase commitments, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations, and financial condition.

Further, over the past several years, the retail grocery and foodservice industries have experienced a consolidation trend, which has resulted in mass merchandisers and non-traditional grocers, such as ecommerce grocers with direct-to-consumer channels, gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer large customers. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing, or increased promotional programs. If we are unable to use our scale, product innovation, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted. Additionally, if the surviving entity of a consolidation or similar transaction is not a current customer of the Company, we may lose significant business once held with the acquired retailer.

Consolidation also increases the risk that adverse changes in our customers' business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases.

Increases in input costs, such as ingredients, packaging materials, and fuel costs, could adversely affect earnings.

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation shortages and interruptions, natural disasters, sustainability issues or other catastrophic events. While individual input cost changes varied throughout the year, with certain costs increasing and others decreasing, input costs were in the aggregate unfavorable in 2017 compared to 2016. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

We acquired the Private Brands Business on February 1, 2016. As a result of this acquisition, the size of our business increased significantly. Our future success depends, in part, on our ability to manage this expanded business, including completing its integration into our existing businesses. The integration process is a multi-year, complex, costly, and time-consuming process. Any failure to manage our expanded business or to realize expected benefits of the acquisition could have an adverse effect on our financial condition, results of operations, or cash flows.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law contains significant changes to corporate taxation, including, but not limited to, a reduction of the corporate tax rate from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The changes are effective for tax years beginning after December 31, 2017.  Notwithstanding the favorable reduction in the corporate income tax rate, further analysis is required to understand the full impact of the new federal tax law. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

If we are unable to attract, hire or retain key employees or a highly skilled and diverse global workforce, it could have an adverse impact on our business, financial condition and results of operations.

Our continued growth requires us to attract, hire, retain and develop key employees, including our executive officers and senior management team, and maintain a highly skilled and diverse global workforce. We compete to attract and hire highly skilled employees and our own employees are highly sought after by our competitors and other companies. Competition could cause us to lose talented employees, and unplanned turnover could deplete our institutional knowledge and result in increased costs due to increased competition for employees.

On October 29, 2017, Robert B. Aiken, Jr. resigned as President and Chief Operating Officer and Sam K. Reed, Chairman of the Board and Chief Executive Officer, assumed the role of President. We have initiated an external search to recruit a new Chief Executive Officer to succeed Mr. Reed in such capacity which is being led by our Board of Directors. No assurance can be made, however, as to when we will hire a new Chief Executive Officer. The existing management team is actively managing the business in accordance with the business strategy approved by our Board of Directors. However, if we are unable to hire a new Chief Executive Officer in a timely manner, it may adversely impact our ability to execute on our strategic and operational plans.

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

None.

Item 2.Properties

We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin; Omaha, Nebraska; Downers Grove, Illinois; St. Louis, Missouri; Pittsburgh, Pennsylvania; St. Paul, Minnesota; and Winona, Ontario, Canada. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. See Note 3 to the Consolidated Financial Statements for information regarding restructuring and other margin improvement activities including facility closures. The following chart lists the location and principal products produced (by segment) at our production facilities at December 31, 2017:

Facility Location	Principal Products	Occupancy	Segment
Carollton, Texas	Refrigerated dough	Owned	Baked Goods
Brantford, Ontario, Canada	Frozen griddle	Owned	Baked Goods
Delta, British Columbia, Canada (1)	Frozen griddle	Leased	Baked Goods
Forest Park, Georgia	Refrigerated dough	Owned	Baked Goods
Fridley, Minnesota	In-store bakery	Owned	Baked Goods
Georgetown, Ontario, Canada	Crackers	Owned	Baked Goods
Hanover, Pennsylvania	Pretzels	Owned	Baked Goods
Kitchener, Ontario, Canada	Crackers	Owned	Baked Goods
Lancaster, Pennsylvania	Pretzels	Owned	Baked Goods
Lodi, California	In-store bakery	Owned	Baked Goods
Milwaukee, Wisconsin	Pita chips	Owned	Baked Goods
Ogden, Utah	In-store bakery	Leased	Baked Goods
Princeton, Kentucky	Crackers	Owned	Baked Goods
South Beloit, Illinois	Cookies	Owned	Baked Goods
Tonawanda, New York	Cookies	Owned	Baked Goods
Visalia, California (5)	Pretzels	Owned	Baked Goods
Womelsdorf, Pennsylvania	Candy	Owned	Baked Goods
Cambridge, Maryland	Broths and gravies	Leased	Beverages
Delta, British Columbia, Canada	Specialty tea	Leased	Beverages
Manawa, Wisconsin	Cereal and beverages	Owned	Beverages
New Hampton, Iowa	Non-dairy powdered creamer	Owned	Beverages
Pecatonica, Illinois	Non-dairy powdered creamer	Owned	Beverages
Richmond Hill, Ontario, Canada	Broths and gravies	Leased	Beverages
Wayland, Michigan	Non-dairy powdered creamer	Owned	Beverages
Buckner, Kentucky	Syrups, mayonnaise, preserves, jams, barbeque and other sauces	Owned	Condiments
Chicago, Illinois	Refrigerated foodservice pickles	Owned	Condiments
Atlanta, Georgia	Dressings, sauces, and dips	Owned	Condiments
Ayer, Massachusetts (1)	Mayonnaise, dressings, and sauces	Owned	Condiments
Dixon, Illinois	Aseptic cheese sauces, puddings, and gravies	Owned	Condiments
Faison, North Carolina	Pickles, peppers, relish, and syrup	Owned	Condiments
Green Bay, Wisconsin	Pickles, peppers, relish, and sauces	Owned	Condiments
North East, Pennsylvania	Salad dressings and mayonnaise	Owned	Condiments
Plymouth, Indiana (3)	Pickles, peppers, and relish	Owned	Condiments
San Antonio, Texas	Mexican sauces	Owned	Condiments
Winona, Ontario, Canada	Jams, pie fillings, and specialty sauces	Owned	Condiments
Battle Creek, Michigan (2)	Ready-to-eat cereal	Owned	Meals
Brooklyn Park, Minnesota (3)	Macaroni and cheese and skillet dinners	Owned	Meals
Cedar Rapids, Iowa	Hot cereal	Owned	Meals
Columbia, South Carolina	Dry pasta	Owned	Meals
Excelsior Springs, Missouri	Dry pasta	Owned	Meals
Fara Gera d'Adda, Bergamo, Italy	Dry pasta	Leased	Meals
Kenosha, Wisconsin	Macaroni and cheese and skillet dinners	Owned	Meals
Lancaster, Ohio	Ready-to-eat cereal	Owned	Meals
Medina, New York	Beverages, beverage enhancers, dry dinners, and dry soup	Owned	Meals
Sparks, Nevada	Ready-to-eat cereal	Owned	Meals
Tolleson, Arizona	Dry pasta	Owned	Meals
Verolanuova, Brescia, Italy	Dry pasta	Owned	Meals
Azusa, California (1)	Bars, fruit snacks	Leased	Snacks
Dothan, Alabama (4)	Snack nuts, trail mix	Leased	Snacks
El Paso, Texas	Snack nuts, trail mix	Leased	Snacks
Lakeville, Minnesota	Bars, fruit snacks	Owned	Snacks
Minneapolis, Minnesota	Snacks	Owned	Snacks
Robersonville, North Carolina	Snacks	Leased	Snacks

(1) During 2016, the Company announced the planned closure of these facilities. See Note 3 to the Consolidated Financial Statements for more information regarding these closures.
(2) On November 3, 2016, the Company announced the planned downsizing of this facility. On January 31, 2018, the Company announced the full closure of this facility. See Note 3 to the Consolidated Financial Statements for more information.
(3) On August 3, 2017, the Company announced the planned closure of these facilities. See Note 3 to the Consolidated Financial Statements for more information regarding these closures.
(4) On August 3, 2017, the Company announced the planned downsizing of this facility. See Note 3 to the Consolidated Financial Statements for more information.

(5) On February 15, 2018, the Company announced the planned closure of this facility. See Note 25 to the Consolidated Financial Statements for more information.

Item 3.	Legal Proceedings

On November 16, 2016, a purported TreeHouse shareholder filed a putative class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. This complaint, amended on March 24, 2017, is purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers. This complaint, like Wells, is purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. The Public Employees’ defendants have filed a motion to dismiss, which has been fully briefed.  The next status date for the Public Employees’ matter is set for March 8, 2018.

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the Parties. The next status date in Wells is April 27, 2018.  There is no set status date in Lavin at this time.

On October 29, 2017, Mr. Robert Aiken resigned as the Company’s President and Chief Operating Officer. On December 1, 2017, Mr. Aiken filed a demand for arbitration under his employment agreement.  Shortly thereafter, the Company filed a counterclaim in arbitration against Mr. Aiken.  At this time, no dates have been set for the arbitration and fact discovery has yet to commence.

In addition, we are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material effect on our consolidated financial statements, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “THS.” The high and low sales prices of our common stock as quoted on the NYSE for each quarter of 2017 and 2016 are provided in the table below:

	2017		2016
	High	Low	High	Low
First Quarter	$87.99	$70.79	$87.03	$66.30
Second Quarter	90.42	75.43	102.87	85.01
Third Quarter	85.99	65.43	104.53	85.05
Fourth Quarter	68.90	40.26	89.08	62.64

On January 31, 2018, there were 2,368 shareholders of record of our common stock.

We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our board of directors (“Board of Directors”).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in the fourteen months following November 6, 2017. The Company plans to repurchase $50 million of shares through the plan and another $100 million opportunistically (total annual cap of $150 million). Any shares repurchased will be held as treasury stock.

The following table presents the total number of shares of common stock purchased during the fourth quarter of 2017, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program
		(in millions)
November 1 through November 30, 2017	$42.86	0.1	0.1	$395.8
December 1 through December 31, 2017	48.19	0.5	0.5	371.3
Total 2017 Activity	$47.33	0.6	0.6	$371.3

For the year ended December 31, 2017, the Company repurchased approximately 0.6 million shares of common stock for a total of $28.7 million.

Performance Graph

The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2012 through December 31, 2017. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P MidCap 400 Index, Russell 2000 Index, and the Peer Group Index. Our Current Peer Group includes the following companies based on the similar nature of their business to ours: General Mills, Inc.; Kellogg Co.; Conagra Brands, Inc.; Post Holdings, Inc.; Campbell Soup Co.; McCormick & Co., Inc.; JM Smucker Co.; Cott Corp.; Lancaster Colony Corp.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; Snyder’s-Lance, Inc.; J&J Snack Foods Corp.; B&G Foods, Inc.; Farmer Bros. Co.; Dean Foods; and Pinnacle Foods, Inc. The graph assumes an investment of $100 on December 31, 2012 in each of TreeHouse Foods’ common stock, the stocks comprising the S&P MidCap 400 Index, Russell 2000 Index, and the Peer Group Index.

Comparison of Cumulative Total Return of $100 among TreeHouse Foods, Inc., S&P MidCap 400 Index,

Russell 2000 Index, and the Peer Group Index

	Base	INDEXED RETURNS
	Period	Years Ending
Company Name/Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
TreeHouse Foods, Inc.	100	132.21	164.07	150.51	138.48	94.88
S&P MidCap 400 Index	100	133.50	146.54	143.35	173.08	201.20
Russell 2000 Index	100	138.82	145.62	139.19	168.85	193.58
Peer Group	100	122.41	133.28	153.29	172.66	170.19

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2017:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(in millions)				(in millions)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	3.0	(1)	$71.46	(2)	5.1
Equity compensation plans not approved by security holders:
None	—		—		—
Total	3.0		71.46		5.1

(1)	Includes 0.7 million restricted stock units and 0.3 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)

Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

Item 6.	Selected Financial Data

The following table provides selected financial data as of and for each of the five years in the period ended December 31, 2017. The selected financial data should be read in conjunction with Item 7, and our Consolidated Financial Statements and related Notes.

	Year Ended December 31,
	2017	2016 (3)	2015	2014 (2)	2013 (1)
	(in millions, except per share data)
Operating data:
Net sales	$6,307.1	$6,175.1	$3,206.4	$2,946.1	$2,293.9
Cost of sales	5,223.1	5,049.7	2,562.1	2,339.5	1,818.4
Gross profit	1,084.0	1,125.4	644.3	606.6	475.5
Operating expenses:
Selling and distribution	402.3	404.8	180.5	174.6	135.0
General and administrative	300.4	340.6	161.7	158.8	121.1
Amortization expense	114.1	109.9	60.6	52.6	35.4
Impairment of goodwill and other intangible assets	549.7	352.2	—	—	—
Other operating expense, net	128.7	14.7	1.8	2.4	5.9
Total operating expenses	1,495.2	1,222.2	404.6	388.4	297.4
Operating (loss) income	(411.2)	(96.8)	239.7	218.2	178.1
Other expense (income):
Interest expense	126.8	119.2	45.5	42.0	49.3
Interest income	(4.3)	(4.2)	(3.0)	(1.0)	(2.2)
(Gain) loss on foreign currency exchange	(5.0)	(5.6)	26.1	13.4	2.9
Loss on extinguishment of debt	—	—	—	22.0	—
Other income, net	(4.1)	(10.8)	(0.1)	5.2	3.2
Total other expense	113.4	98.6	68.5	81.6	53.2
(Loss) income before income taxes	(524.6)	(195.4)	171.2	136.6	124.9
Income taxes	(238.4)	33.2	56.3	46.7	37.9
Net (loss) income	$(286.2)	$(228.6)	$114.9	$89.9	$87.0

Net (loss) earnings per basic share	$(5.01)	$(4.10)	$2.67	$2.28	$2.39
Net (loss) earnings per diluted share	$(5.01)	$(4.10)	$2.63	$2.23	$2.33
Weighted average shares -- basic	57.1	55.7	43.1	39.3	36.4
Weighted average shares -- diluted	57.1	55.7	43.7	40.2	37.4
Other data:
Balance sheet data (at end of period):
Total assets	$5,779.3	$6,545.8	$3,702.8	$3,858.3	$2,693.5
Long-term debt, excluding current portion	2,535.7	2,724.8	1,221.7	1,437.7	934.7
Other long-term liabilities	202.1	202.3	71.6	67.6	40.1
Deferred income taxes	178.4	422.2	279.1	283.9	206.7
Total stockholders' equity	2,263.3	2,503.3	1,854.9	1,759.3	1,273.1

(1)	The Company acquired Cains and Associated Brands in 2013.
(2)	The Company acquired Protenergy and Flagstone in 2014.
(3)	The Company acquired the Private Brands Business in 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a consumer packaged food and beverage manufacturer operating over 50 facilities in the United States, Canada, and Italy that has a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories. We believe we are the largest manufacturer of private label snack nuts, trail mixes, refrigerated dough, crackers, pickles, salsa, non-dairy powdered creamer, ready-to-eat cereals, bouillon, and dry pasta in the United States, the largest manufacturer of private label pretzels, retail griddle items, powdered drink mixes, retail salad dressings, macaroni and cheese dinners,  and instant hot cereals in both the United States and Canada, and the largest manufacturer of private label jams and pasta sauces in Canada, based on volume. We also believe we are one of the largest manufacturers of private label in-store bakery products, cookies, pitas, snack bars, table syrup, flavored syrup, barbeque sauce, preserves, and jellies in the United States, based on volume. We sell our products primarily to the retail grocery and food away from home channels. A majority of our sales are private label products.

According to independent market research studies, it is believed that nearly one in every five products sold in United States supermarkets is a private label product. Additionally, it is expected that private label market share will increase approximately 8% versus branded competitors over the next ten years. This increase is expected to be driven by retailers increasingly emphasizing private label products as a differentiator and margin builder, continued expansion of retailers which focus their business model on private label, and the continued emergence of e-commerce.  In 2017, based on available industry data, private label products sold in the retail grocery channel in the United States compete with branded products on the basis of equivalent quality at a lower price. Based on available measured channel data, these private label products comprise the following approximate market share percentages of all products in their respective categories:

0%
10%
20%
30%
40%
50%
60%
Baked Goods
In-Store Bakery
Griddle
Refrigerated Dough
Cookies
Pretzels
Crackers
Pita
Beverages
Other Blends
Protenergy
Coffee Creamer
Powdered Beverages
Single Serve Beverage
Tea
Liquid Beverages
Condiments
Syrup
Pickles
Preserves
Pourables
Tomato-Based Sauces
Cheese & Pudding
Pasta Sauces
Spoonables
Sauces
Meals
Pasta
Hot Cereal
RTE Cereal
AB Meals (Bouillon)
Dry Dinners
Snacks
Trail Mix
Snack Nuts
Bars

Our strategy is to be the leading supplier of private label food and beverage products by providing the best balance of quality and cost to our customers. We intend to grow our business and enhance profitability and customer relationships through the following strategic initiatives:

•

Expand partnerships with strategic retailers. As grocery retailers become more demanding of their private label food product suppliers, they have come to expect strategic insight, product innovation, customer service, and logistical economies of scale similar to those of our branded competitors. To this end, we are continually developing, investing in, and expanding our private label food product offerings and capabilities in these areas. We have invested in research and development, product and packaging innovation, category management, information technology systems, and other capabilities. We believe that these investments enable us to provide a broad and growing array of private label food products that generally meet or exceed the value and quality of branded competitors that have comparable sales, marketing, innovation, and category management support. We believe that we are well positioned to expand our sales with grocery retailers given our differentiated capabilities, breadth of product offerings, and geographic reach.

•

Leverage cross-selling opportunities across customers, sales channels, and geographies. We are a leading manufacturer of private label food products in the United States across many categories, as described above. However, we believe we still have significant potential for growth with grocery retailers and food service distributors that we currently serve in a limited manner, or that do not carry all of the products we offer. We believe that certain customers view our size and scale as an advantage over smaller private label food product producers, many of whom provide only a single category or service to a single customer or geography. Our ability to service customers across North America and across a wider spectrum of products and capabilities provides many opportunities for cross-selling to customers who seek to reduce the number of private label food product suppliers they utilize.

•

Drive growth and profitability through effective portfolio management. We believe we can drive growth and profitability through relentless focus on strategic customers and sub-categories.  Each customer and sub-category plays a role within our portfolio that guides resourcing and investment decisions.  By focusing on areas of our business where we believe we have a competitive advantage and are in-line with consumer trends, while simultaneously simplifying other parts of our business, we can realize the full potential of our product offering.

•

Utilize our scale to drive consumer value. As mentioned above, quality is an important factor in the value equation; however, price also plays a significant role.  We believe it is important to leverage our scale to continuously drive out unnecessary cost from our value chain.  We are in the process of transforming our manufacturing and distribution network to drive out cost, create more agility to better serve emerging channels (e.g. ecommerce), and ensure our products are always available at shelf.  TreeHouse 2020 is a transformational initiative with the goal to improve our on-going operating profit and margin structure.

•

Improve relevance by pivoting to meet evolving consumer demands.  The U.S. retail food industry is quickly evolving driven by a redefinition of “convenience” by consumers.  According to Nielsen, the total amount of money consumers spend on food is growing; however, traditional grocers are getting less share.  Traditional channel parameters are blurring between retailers and restaurants with the emergence of the “grocerant,” subscription meal kits, pure play e-grocery, and digital meal order and delivery.  We believe this disruption will provide an opportunity for us to position our product portfolio to meet the needs of emerging channel thereby growing our share of meal and snacking occasions.  We offer a variety of innovative products and flavor profiles in a comprehensive offering of packaging formats that include natural, organic, and preservative free ingredients, that we believe meet the “good, better, and best” needs of both traditional grocers and emerging channels.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the years ended December 31, 2017, 2016, and 2015. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Current Market Environment

Despite the overall strength in the U.S. economy, consumer spending continues to remain challenged. Specifically, retail food volumes continue to be weak compared to overall consumer spending. Based on the Citi DD’s Nielsen AOC+C Data Analysis – 12/30/17 report, total retail food sales across the industry decreased (0.2)% in 2017 compared to the same period last year as volume declines (1.9%) were mostly offset by price increases of 1.7%. Branded products continue to be the hardest hit as volumes were (2.9)% lower in 2017 compared to 2016 with favorable pricing offsetting 2.2% of the decline. Comparatively, private label food volumes increased

0.2% year-over-year with a corresponding 2.0% increase in pricing, resulting in sales growth of 2.2%. As such, stable private label industry volumes combined with pricing actions similar to branded counterparts drove favorable sales growth in private label versus branded business. For the first time since 2014, private label food sales outperformed branded food. This resulted in private label gaining approximately 50 basis points of market share in the year.

While overall volume growth continues to be a challenge, certain retail sectors are experiencing growth as consumers continue to shift their consumptions trends towards a focus on premium, better for you, natural, and organic foods (collectively referred to as “PBFY”). PBFY foods include items such as fresh or freshly prepared foods, foods with premium ingredients, natural, organic, clean label, or specialty foods, most of which are located in the perimeter of the store. Recent data shows that these product offerings are expected to be the primary growth area for both branded and private label products, and that growth in private label is expected to drive the overall growth in these product categories. The Company is seeing similar growth in these labels as our PBFY labels (excluding snack nuts and coffee) showed 5.0% and 4.7% volume and sales growth, respectively. These trends are prompting companies to increase or adjust their offerings, while retaining their commitment to provide products at reasonable prices. In an effort to respond to shifting consumer demand, the Company offers an increasing variety of PBFY products, currently offering PBFY products in 26 of our categories. Our mix of these offerings increased from 19.2% of net sales in 2016 to 20.8% in 2017, demonstrating our focus on these growing labels.

Recent Developments

TreeHouse 2020

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

The TreeHouse 2020 program will be executed in multiple phases over the next several years.  The key elements of Phase 1 include the closure of the Company’s Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  Production at the Brooklyn Park, Minnesota and Plymouth, Indiana facilities ceased in the fourth quarter of 2017.  The facility downsizing at Dothan, Alabama is expected to be complete in the third quarter of 2018. In addition, we have taken steps toward increasing our capacity utilization, operational margin expansion, and streamlining our plant structure to optimize our supply chain. See Note 3 to our Consolidated Financial Statements for additional information regarding restructuring and margin improvement activities.

On January 31, 2018, the Company announced its intention to close its remaining operations in Battle Creek Michigan. In November 2016, the Company announced its initial decision to downsize the Battle Creek facility. Following completion of the first phase of downsizing, it was determined that the remaining operations would not be economically viable. Current production at Battle Creek will be moved to other cereal manufacturing facilities. The decision is consistent with the August 2017 announcement of TreeHouse 2020. The costs to close the remainder of the Battle Creek facility are expected to be approximately $15.2 million, of which approximately $8.8 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $6.4 million, employee-related costs of approximately $2.4 million, and other closure costs of approximately $6.4 million. Total expected costs to close decreased $14.8 million since the initial announcement due to revised estimates.

On February 15, 2018, the Company announced the planned closure of its Visalia, California facility by the end of the first quarter of 2019. The plant primarily produces pretzels and cereal snack mixes for the Baked Goods segment.  Current pretzel production will be moved to other TreeHouse manufacturing facilities prior to the plant closure.  The decision is consistent with the August 2017 announcement of TreeHouse 2020. The costs to close the Visalia facility are expected to be approximately $21 million, of which approximately $8 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $13 million, employee-related costs of approximately $3 million, and other closure costs of approximately $5 million.

Sale of the Soup and Infant Feeding Business

On April 25, 2017, the Company announced that it had entered into a definitive agreement to sell its canned soup and infant feeding (“SIF”) business. The SIF business was based in Pittsburgh, Pennsylvania and produced private label condensed and ready-to-serve soup, baby food, and gravies for the Meals segment. The transaction closed on May 22, 2017 and working capital adjustments were  finalized in the fourth quarter of 2017.

Change in Organizational Structure

In the first quarter of 2017, the Company completed changes in our organizational structure to fully align the structure in the way the business operates and better position the Company for success.  Our reportable segments are now organized and managed by products:  Baked Goods, Beverages, Condiments, Meals, and Snacks.  Previously, our reportable segments were organized and managed by customer channels:  North American Retail Grocery, Food Away From Home, and Industrial and Export.  This change aligns the Company’s reportable segments with the way the business is structured and managed. See Note 22 to our Consolidated Financial Statements for additional information regarding our segments.

Share Repurchase Authorization

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in the fourteen months following November 6, 2017. The Company plans to repurchase $50 million of shares through the plan and another $100 million opportunistically (total annual cap of $150 million). Any shares repurchased will be held as treasury stock.

For the year ended December 31, 2017, the Company repurchased approximately 0.6 million shares of common stock for a total of $28.7 million.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2017		2016 (1)		2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$6,307.1	100.0%	$6,175.1	100.0%	$3,206.4	100.0%
Cost of sales	5,223.1	82.8	5,049.7	81.8	2,562.1	79.9
Gross profit	1,084.0	17.2	1,125.4	18.2	644.3	20.1
Operating expenses:
Selling and distribution	402.3	6.4	404.8	6.6	180.5	5.6
General and administrative	300.4	4.8	340.6	5.5	161.7	5.0
Amortization expense	114.1	1.8	109.9	1.8	60.6	1.9
Impairment of goodwill and other intangible assets	549.7	8.7	352.2	5.7	—	—
Other operating expense, net	128.7	2.0	14.7	0.2	1.8	0.1
Total operating expenses	1,495.2	23.7	1,222.2	19.8	404.6	12.6
Operating (loss) income	(411.2)	(6.5)	(96.8)	(1.6)	239.7	7.5
Other expense (income):
Interest expense	126.8	2.1	119.2	1.9	45.5	1.5
Interest income	(4.3)	(0.1)	(4.2)	(0.1)	(3.0)	(0.1)
(Gain) loss on foreign currency exchange	(5.0)	(0.1)	(5.6)	(0.1)	26.1	0.8
Other income, net	(4.1)	(0.1)	(10.8)	(0.2)	(0.1)	—
Total other expense	113.4	1.8	98.6	1.5	68.5	2.2
(Loss) income before income taxes	(524.6)	(8.3)	(195.4)	(3.1)	171.2	5.3
Income taxes	(238.4)	(3.8)	33.2	0.6	56.3	1.7
Net (loss) income	$(286.2)	(4.5)%	$(228.6)	(3.7)%	$114.9	3.6%

(1)	The Company acquired the Private Brands Business in 2016.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Sales – Consolidated net sales increased 2.1% to $6,307.1 million for the year ended December 31, 2017, compared to $6,175.1 million for the year ended December 31, 2016. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$6,175.1
Volume/mix	34.1	0.6%
Pricing	(4.5)	(0.1)
Product recalls	15.4	0.2
Acquisition/divestiture	81.8	1.3
Foreign currency	5.2	0.1
2017 Net sales	$6,307.1	2.1%

The change in net sales was primarily due to an additional month of sales from the 2016 acquisition of the Private Brands Business, partially offset by the divestiture of the SIF business in the second quarter of 2017.  Favorable volume/mix in the Beverages, Condiments, and Baked Goods segments contributed to the increase in net sales, partially offset by unfavorable volume/mix in Snacks and Meals. Included in net sales was a $5.4 million product recall reimbursement, compared to a $9.9 million cost in 2016, that contributed an increase of 0.2% to net sales year-over-year.

Cost of Sales — Cost of sales as a percentage of consolidated net sales increased to 82.8% in 2017 from 81.8% in the prior year. Included in cost of sales in 2017 was $46.3 million related to restructuring and other margin improvement activities compared to $7.9 million in 2016 and $3.0 million of product recall reimbursement in 2017 compared to expense of $5.7 million in 2016. Also included in cost of sales was $8.4 million of acquisition, integration, divestiture, and related costs in 2016 that did not repeat in 2017.  These transactions, coupled with the product recall reimbursement outlined above in net sales, increased cost of sales as a percentage of net sales by 0.6% in 2017 and 0.5% in 2016. The remaining 0.9% increase in cost of sales as a percentage of net sales was primarily due to higher operating costs, higher commodity costs, and unfavorable mix, partially offset by a reduction in variable incentive compensation and depreciation.

Operating Costs and Expenses — Operating expenses increased to $1,495.2 million in 2017 compared to $1,222.2 million in 2016. The increase in 2017 resulted from the following:

Selling and distribution expenses decreased $2.5 million, or (0.6)%, in 2017 compared to 2016. Selling and distribution expenses as a percentage of net sales decreased to 6.4% in 2017, compared to 6.6% in 2016. The decrease was primarily related to a reduction in variable incentive compensation and cost savings in 2017, partially offset by unfavorable freight rates.

General and administrative expenses decreased $40.2 million, or (11.8)%, in 2017 compared to 2016. This decrease is primarily related to lower acquisition, integration, divestiture, and related costs in 2017. In 2016, the  Company incurred approximately $51.5 million of acquisition, integration, divestiture, and related costs primarily related to the Private Brands Business acquisition, compared to $15.8 million in 2017 including debt refinancing costs. Excluding the impact of acquisition, integration, divestiture, and related costs and debt refinancing costs, general and administrative expenses declined (1.5)% year-over-year as a reduction in variable incentive compensation and cost savings more than offset an additional month of Private Brands business.

Amortization expense increased $4.2 million in 2017 compared to 2016, primarily due to the amortization of intangible assets from  an additional month of the Private Brands Business.

Impairment of goodwill and other intangible assets was $549.7 million in 2017 compared to $352.2 million in 2016.  See Note 9 to our Consolidated Financial Statements for additional information regarding these impairments. The Company recorded impairment losses of $276.4 million related to the Snacks segment’s goodwill and $273.3 million related to the Snacks customer lists.

Other operating expense was $128.7 million in 2017 compared to $14.7 million in 2016. The increase was primarily due to a loss on the divestiture of the SIF business, higher costs associated with restructuring and other margin improvement activities that were announced in recent quarters with respect to the TreeHouse 2020 margin improvement plan, and various plant closures. See Note 3 to our Consolidated Financial Statements for additional information regarding restructuring and margin improvement activities.

Interest Expense — Interest expense in 2017 was $126.8 million, an increase of $7.6 million from 2016, due to higher average interest rates on outstanding debt primarily related to LIBOR interest rate increases.

Interest Income — Interest income of $4.3 million includes $1.6 million of interest income related to annual patronage refunds  pertaining to Term Loan A. The patronage refund represents our participation in a capital plan related to our Term Loan A and is an annual payment based on a percentage of our average daily loan balance. The remaining $2.7 million in interest income primarily relates to cash held by our Canadian subsidiaries and gains on investments.

Foreign Currency — The Company’s foreign currency impact was a $5.0 million gain in 2017, compared to a gain of $5.6 million in 2016, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other Income, net — Other income was $4.1 million in 2017, compared to income of $10.8 million in 2016. This balance was due to the non-cash mark-to-market adjustments on derivative contracts, primarily interest rate swap agreements and commodity contracts.

Income Taxes — Income tax benefit was recorded at an effective rate of 45.4% in 2017 compared to (17.0)% in 2016. The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007, the benefit related to the recognition of foreign tax credits, the impairment of goodwill that is not deductible for tax purposes, and a benefit due to the enactment of the Tax Cuts and Jobs Act.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 — Results by Segment

Baked Goods

	Year Ended December 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,403.9	100.0%	$1,288.2	100.0%
Cost of sales	1,108.0	78.9	1,011.5	78.5
Gross profit	295.9	21.1	276.7	21.5
Freight out and commissions	89.1	6.3	80.6	6.3
Direct selling, general, and administrative	31.3	2.2	33.7	2.6
Direct operating income	$175.5	12.5%	$162.4	12.6%

Net sales in the Baked Goods segment increased by $115.7 million, or 9.0%, for the year ended December 31, 2017 compared to the prior year. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$1,288.2
Volume/mix	9.8	0.8%
Pricing	(7.2)	(0.6)
Acquisition/divestiture	112.0	8.7
Foreign currency	1.1	0.1
2017 Net sales	$1,403.9	9.0%

Net sales increased from 2016 to 2017 mostly due to an additional month of Private Brands Business in 2017 and favorable volume/mix (predominantly in the cracker, dough, and griddle categories), partially offset by unfavorable pricing mostly from competitive pressure.

Cost of sales as a percentage of net sales increased 0.4% in 2017 compared to the prior year, primarily due to higher operating costs  partially offset by lower commodity costs (flour, sugar, and eggs).

Freight out and commissions paid to independent sales brokers were $89.1 million in 2017 compared to $80.6 million in 2016, an increase of $8.5 million. The increase is primarily associated with the additional month of Private Brands Business in 2017. Freight and commissions as a percentage of net sales was flat year-over-year.

Direct selling and marketing expenses were $31.3 million in 2017 and $33.7 million in 2016. The decrease in direct selling and marketing expenses as a percentage of net sales was primarily related to cost savings.

Beverages

	Year Ended December 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,073.4	100.0%	$973.0	100.0%
Cost of sales	781.9	72.8	674.7	69.3
Gross profit	291.5	27.2	298.3	30.7
Freight out and commissions	44.3	4.1	30.2	3.1
Direct selling, general, and administrative	20.3	1.9	23.4	2.5
Direct operating income	$226.9	21.1%	$244.7	25.1%

Net sales in the Beverages segment increased by $100.4 million, or 10.3%, for the year ended December 31, 2017 compared to the prior year. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$973.0
Volume/mix	117.5	12.1%
Pricing	(14.6)	(1.5)
Acquisition/divestiture	(2.5)	(0.3)
2017 Net sales	$1,073.4	10.3%

Net sales increased in 2017 compared to 2016 primarily due to favorable volume/mix associated with additional distribution, primarily in the single serve beverage, broth, non-dairy creamer, and tea categories, partially offset by unfavorable pricing due to competitive pressure and lower sales due to the sale of a part of the Tetra re-cart broth business associated with the divestiture of the SIF business in the second quarter of 2017.

Cost of sales as a percentage of net sales increased to 72.8% in 2017 from 69.3% in 2016 primarily due to higher commodity costs (primarily oils and coffee) and unfavorable mix.

Freight out and commissions paid to independent sales brokers increased by $14.1 million in 2017 compared to 2016. Freight out and commissions paid as a percentage of net sales increased year-over-year by 1.0%. The increase was primarily related to increased volume year-over-year and a shift in mix from customer pick-up to delivery.

Direct selling and marketing decreased to $20.3 million in 2017 from $23.4 million in 2016, due to cost savings.

Condiments

	Year Ended December 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,300.6	100.0%	$1,258.1	100.0%
Cost of sales	1,082.4	83.2	1,021.7	81.2
Gross profit	218.2	16.8	236.4	18.8
Freight out and commissions	55.9	4.3	53.6	4.3
Direct selling, general, and administrative	25.8	2.0	28.7	2.3
Direct operating income	$136.5	10.5%	$154.1	12.2%

Net sales in the Condiments segment increased by $42.5 million, or 3.4%, for the year ended December 31, 2017 compared to the prior year. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$1,258.1
Volume/mix	14.0	1.1%
Pricing	4.5	0.4
Acquisition/divestiture	19.8	1.6
Foreign currency	4.2	0.3
2017 Net sales	$1,300.6	3.4%

Net sales increased in 2017 compared to 2016 mostly due to an additional month of Private Brands Business in 2017, favorable volume/mix from increased distribution (predominantly in the pickles and dressings categories), and favorable pricing and foreign currency.

Cost of sales as a percentage of net sales increased from 81.2% in 2016 to 83.2% in 2017, primarily due to higher operating costs and higher commodity costs primarily for soybean oil, cucumbers, peppers, and packaging.

Freight out and commissions paid to independent sales brokers were $55.9 million in 2017 and $53.6 million in 2016. Costs remained consistent with sales activity as freight out and commissions as a percentage of net sales was 4.3% for both 2017 and 2016.

Direct selling and marketing decreased to $25.8 million in 2017 from $28.7 million in 2016, primarily due to cost savings.

Meals

	Year Ended December 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,189.2	100.0%	$1,335.2	100.0%
Cost of sales	970.8	81.6	1,107.4	82.9
Gross profit	218.4	18.4	227.8	17.1
Freight out and commissions	51.4	4.3	56.8	4.3
Direct selling, general, and administrative	29.7	2.5	33.9	2.5
Direct operating income	$137.3	11.5%	$137.1	10.3%

Net sales in the Meals segment decreased by $146.0 million, or 10.9%, for the year ended December 31, 2017 compared to the prior year. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$1,335.2
Volume/mix	(50.6)	(3.8)%
Pricing	(13.5)	(1.0)
Acquisition/divestiture	(81.9)	(6.1)
2017 Net sales	$1,189.2	(10.9)%

Net sales decreased from 2016 to 2017 primarily due to the divestiture of the SIF business, unfavorable volume/mix (predominantly in the cereal and pasta categories), and unfavorable pricing related to commodity-based price reductions and competitive pressure,  partially offset by an additional month of Private Brands Business in 2017.

Cost of sales as a percentage of net sales decreased from 82.9% in 2016 to 81.6% in 2017, primarily due to favorable mix and lower depreciation, commodity, and operating costs.

Freight out and commissions paid to independent sales brokers were $51.4 million in 2017 and $56.8 million in 2016. Freight out and commissions as a percentage of net sales was flat in 2017 compared to 2016.

Direct selling and marketing decreased to $29.7 million in 2017 from $33.9 million in 2016. Direct selling, general, and administrative expenses as a percentage of net sales was flat in 2017 compared to 2016.

Snacks

	Year Ended December 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,334.5	100.0%	$1,330.5	100.0%
Cost of sales	1,253.8	94.0	1,209.8	90.9
Gross profit	80.7	6.0	120.7	9.1
Freight out and commissions	32.2	2.4	31.4	2.4
Direct selling, general, and administrative	23.0	1.7	23.1	1.7
Direct operating income	$25.5	1.9%	$66.2	5.0%

Net sales in the Snacks segment increased by $4.0 million, or 0.3%, for the year ended December 31, 2017 compared to the prior year. The change in net sales from 2016 to 2017 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2016 Net sales	$1,330.5
Volume/mix	(56.6)	(4.3)%
Pricing	26.1	2.0
Acquisition/divestiture	34.5	2.6
2017 Net sales	$1,334.5	0.3%

Net sales increased in 2017 compared to 2016 primarily due to an additional month of Private Brands Business in 2017 and favorable pricing, partially offset by unfavorable volume/mix from weak consumer trends in 2017 compared to the prior year and the exit of low margin co-pack business.

Cost of sales as a percentage of net sales increased from 90.9% in 2016 to 94.0% in 2017, primarily due to the impact of higher commodity costs (mostly in cashews), an unfavorable shift in sales mix, and higher operating costs, partially offset by costs associated with a quality issue in 2016 that did not recur in 2017.

Freight out and commissions paid to independent sales brokers were $32.2 million in 2017 and $31.4 million in 2016. Freight out and commissions as a percentage of net sales was flat in 2017 compared to 2016.

Direct selling and marketing was relatively flat year-over-year in both dollars and as a percentage of net sales.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales — Net sales increased 92.6% to $6,175.1 million for the year ended December 31, 2016, compared to $3,206.4 million, for the year ended December 31, 2015. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2015 Net sales	$3,206.4
Volume/mix	25.0	0.8%
Pricing	(28.5)	(0.9)
Product recalls	(9.9)	(0.3)
Acquisition/divestiture	2,996.0	93.4
Foreign currency	(13.9)	(0.4)
2016 Net sales	$6,175.1	92.6%

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

General and administrative expenses increased $178.9 million in 2016 compared to 2015, of which $102.9 million pertained to continuing costs of the acquired business. Also contributing to the increase was $51.5 million of acquisition and integration costs in 2016 compared to $10.5 million in the prior year. The remaining increase of $35.0 million was due to approximately $16.5 million in higher incentive compensation compared to the prior year, the general growth of the business, and duplicative costs as a result of the Private Brands Business. In the prior year, the Company reduced incentive compensation due to operating results.

Impairment of goodwill and other intangible assets was $352.2 million in 2016. No such impairments were recorded in 2015. See Note 9 to our Consolidated Financial Statements for additional information regarding these impairments.

Amortization expense increased $49.3 million in 2016 compared to 2015, primarily due to the amortization of intangible assets from the acquisition.

Other operating expense was $14.7 million in 2016 compared to $1.8 million in 2015. The increase was primarily due to higher costs associated with restructuring and other margin improvement activities that were announced in recent quarters with respect to the Company’s closure of the City of Industry, California; Ayer, Massachusetts; Azusa, California; Delta, British Columbia (frozen griddle); and Ripon, Wisconsin facilities as well as the downsizing of the Battle Creek, Michigan facility. See Note 3 to our Consolidated Financial Statements for additional information regarding restructurings.

Interest Expense — Interest expense in 2016 was $119.2 million, an increase of $73.7 million from 2015, due to higher debt levels and higher interest rates from financing the Private Brands acquisition.

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

Other Income, net — Other income was $10.8 million in 2016, compared to income of $0.1 million in 2015. This balance was due to the non-cash mark-to-market adjustments on derivative contracts, primarily interest rate swap agreements and commodity contracts, offset by the write-off of the indemnification asset discussed below.

Income Taxes — Income tax expense was recorded at an effective rate of (17.0)% in 2016 compared to 32.9% in 2015. During 2016, the Company’s effective tax rate was favorably impacted by the reversal of $2.9 million of tax reserve assumed in prior acquisitions. The Company also recognized $2.9 million of non-operating expense for the write-off of the related indemnification assets, which is included in Other income, net. The Company also early adopted Accounting Standards Update (“ASU”) 2016-09, resulting in the recognition of $4.3 million of excess tax benefits related to share-based payments. See Note 2 to our Consolidated Financial Statements for additional information regarding the adoption of ASU 2016-09.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 — Results by Segment

Baked Goods

	Year Ended December 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,288.2	100.0%	$—	—
Cost of sales	1,011.5	78.5	—	—
Gross profit	276.7	21.5	—	—
Freight out and commissions	80.6	6.3	—	—
Direct selling, general, and administrative	33.7	2.6	—	—
Direct operating income	$162.4	12.6%	$—	—

The Baked Goods segment was acquired as part of the acquisition of the Private Brands Business on February 1, 2016. As such, the Company did not have the associated Baked Goods business in 2015. The changes net sales, cost of sales, freight out and commissions, and direct selling, general, and administrative expenses from 2015 to 2016 was due entirely to the acquisition.

Beverages

	Year Ended December 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$973.0	100.0%	$918.8	100.0%
Cost of sales	674.7	69.3	646.5	70.4
Gross profit	298.3	30.7	272.3	29.6
Freight out and commissions	30.2	3.1	30.1	3.3
Direct selling, general, and administrative	23.4	2.5	16.3	1.8
Direct operating income	$244.7	25.1%	$225.9	24.6%

Net sales in the Beverages segment increased by $54.2 million, or 5.9%, for the year ended December 31, 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2015 Net sales	$918.8
Volume/mix	81.3	8.8%
Pricing	(22.3)	(2.4)
Foreign currency	(4.8)	(0.5)
2016 Net sales	$973.0	5.9%

Net sales increased in 2016 compared to 2015 primarily as a result of favorable volume/mix, partially offset by unfavorable pricing from competitive pressure and unfavorable Canadian foreign exchange.  The volume/mix increases were primarily in the broth and single serve beverages categories.

Cost of sales as a percentage of net sales decreased from 70.4% in 2015, to 69.3% in 2016 primarily due to lower operating costs and favorable mix.

Freight out and commissions paid to independent sales brokers were relatively flat in 2016 compared to 2015. Freight out and commissions as a percentage of net sales decreased slightly year-over-year due to favorable freight rates.

Direct selling, general, and administrative expenses were $23.4 million in 2016 compared to $16.3 million in 2015. The increase year-over-year was due to the build-out of the new management structure. See Note 22 to our Consolidated Financial Statements for more information on our management and segment structure.

Condiments

	Year Ended December 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,258.1	100.0%	$1,075.5	100.0%
Cost of sales	1,021.7	81.2	864.6	80.4
Gross profit	236.4	18.8	210.9	19.6
Freight out and commissions	53.6	4.3	47.2	4.4
Direct selling, general, and administrative	28.7	2.3	20.5	1.9
Direct operating income	$154.1	12.2%	$143.2	13.3%

Net sales in the Condiments segment increased by $182.6 million, or 17.0%, for the year ended December 31, 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2015 Net sales	$1,075.5
Volume/mix	(11.5)	(1.1)%
Pricing	2.2	0.2
Acquisition/divestiture	201.0	18.7
Foreign currency	(9.1)	(0.8)
2016 Net sales	$1,258.1	17.0%

The increase in net sales is primarily due to the acquisition of the Private Brands Business, partially offset by unfavorable volume/mix and unfavorable Canadian foreign exchange. Lower volume/mix in the aseptic, jams, and other sauces categories was partially offset by favorable volume/mix in pickles.

Cost of sales as a percentage of net sales increased from 80.4% in 2015 to 81.2% in 2016. The increase is primarily related to higher operating costs and unfavorable Canadian foreign exchange, partially offset by favorable commodity costs (eggs, dairy, and soy bean oil).

Freight out and commissions paid to independent sales brokers were $53.6 million in 2016 compared to $47.2 million in 2015 due to higher costs associated with the acquisition. Freight out and commissions as a percentage of net sales was relatively flat year-over-year.

Direct selling, general, and administrative expense was $28.7 million in 2016 compared to $20.5 million in 2015. Direct selling, general, and administrative expenses as a percentage of net sales increased 0.4% primarily due to the build out of the management structure.

Meals

	Year Ended December 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,335.2	100.0%	$552.8	100.0%
Cost of sales	1,107.4	82.9	492.1	89.0
Gross profit	227.8	17.1	60.7	11.0
Freight out and commissions	56.8	4.3	20.8	3.8
Direct selling, general, and administrative	33.9	2.5	13.2	2.4
Direct operating income	$137.1	10.3%	$26.7	4.8%

Net sales in the Meals segment increased by $782.4 million, or 141.5%, for the year ended December 31, 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2015 Net sales	$552.8
Volume/mix	(37.8)	(6.9)%
Acquisition/divestiture	820.2	148.4
2016 Net sales	$1,335.2	141.5%

The increase in net sales is primarily due to the Private Brands acquisition, partially offset by unfavorable volume/mix. Volume/mix declined, primarily, in the soup, infant feeding, and hot cereal categories.

Cost of sales as a percentage of net sales decreased from 89.0% in 2015 to 82.9% in 2016. The primary reason for this decrease is the inclusion of relatively higher margin products in this segment from the Private Brands acquisition and mostly favorable commodity costs.

Freight out and commissions paid to independent sales brokers were $56.8 million in 2016 compared to $20.8 million in 2015 due to higher costs associated with the Private Brands acquisition. Freight out and commissions as a percentage of net sales increased year-over-year primarily due to a shift in mix of customers who pick-up their orders compared to requesting delivery.

Direct selling, general, and administrative expense was $33.9 million in 2016 compared to $13.2 million in 2015. The slight increase in direct selling, general, and administrative expense as a percentage of net sales was due to the build-out of the new management structure.

Snacks

	Year Ended December 31,
	2016		2015
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,330.5	100.0%	$659.3	100.0%
Cost of sales	1,209.8	90.9	557.8	84.6
Gross profit	120.7	9.1	101.5	15.4
Freight out and commissions	31.4	2.4	21.0	3.2
Direct selling, general, and administrative	23.1	1.7	16.2	2.5
Direct operating income	$66.2	5.0%	$64.3	9.7%

Net sales in the Snacks segment increased by $671.2 million, or 101.8%, for the year ended December 31, 2016 compared to the prior year. The change in net sales from 2015 to 2016 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2015 Net sales	$659.3
Volume/mix	(7.0)	(1.1)%
Pricing	(8.4)	(1.3)
Acquisition/divestiture	686.6	104.2
2016 Net sales	$1,330.5	101.8%

The increase in net sales was entirely due to the Private Brands acquisition, partially offset by unfavorable pricing and volume/mix. Unfavorable volume/mix was primarily in the snack nuts category due to competitive pressure.

Cost of sales as a percentage of net sales increased from 84.6% in 2015 to 90.9% in 2016. This increase is primarily related to higher commodity costs, higher operating costs, and the inclusion of lower margin business from the Private Brands acquisition.

Freight out and commissions paid to independent sales brokers were $31.4 million in 2016 compared to $21.0 million in 2015 due to higher costs associated with the acquisition. Freight out and commissions decreased as a percentage of net sales mostly due to lower freight rates.

Direct selling, general, and administrative expense was $23.1 million in 2016 compared to $16.2 million in 2015. This increase was primarily related to the Private Brands acquisition. Direct selling, general, and administrative expenses as a percentage of net sales decreased due to cost savings.

Known Trends and Uncertainties

The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We expect these costs to continue to be volatile with an overall long-term upward trend. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. Additionally, the Company expects to incur additional costs related to compliance with the Nutrition Labeling and Education Act.
The U.S. retail food industry has continued to struggle with respect to volumes. For example, during 2017, overall retail food volume in measured channels contracted by approximately 1.9%, with branded manufacturers experiencing contraction of 2.9% and private label manufacturers experiencing a gain 0.2%. This contraction is in contradiction to a strong economy as well as lower oil and fuel prices. Recent data shows that food away from home outlets have shown positive same store growth trends, with quick serve restaurants improving faster than traditional restaurants.  The Company expects that overall tonnage will continue to be challenged, with pockets of growth in areas such as PBFY products.  This expectation is based on reports that indicate an increased focus on clean ingredients and labels, resulting in higher demand for “natural” or organic type products. For example, consumers appear to be more interested in foods described as being “better for you,” which include fresh or freshly prepared foods, and natural, organic, or specialty foods, most of which are located at the perimeter of the store. We believe we have the necessary resources available to address these trends and to continue to focus on consumer’s needs by developing new formulations, packaging, and sizes.

Freight rates rose during 2017 compared to 2016. This increase in rates was primarily due to tight capacity and strong demand in the trucking market. The Company attempts to lock into freight agreements when available and price accordingly to offset the increase in rates.

During 2017 and 2016, the U.S. dollar has been strong compared to the Canadian dollar, resulting in higher input costs for Canadian produced products, as many of the inputs are sourced in the United States. After a strengthening of the U.S. dollar versus the Canadian dollar on average throughout 2017 and 2016, the U.S. dollar began to weaken comparatively at the end of 2017. The Company enters hedging arrangements to limit the impact of these fluctuations. In addition to higher input costs, the Company is impacted by the re-measurement of the Canadian dollar denominated intercompany loans and the translation of the Canadian dollar financial statements.

Competitive Environment

There has been significant consolidation in the retail grocery and foodservice industries in recent years resulting in mass merchandisers and non-traditional grocers, such as those offering a limited assortment of products, gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer, large customers. Additionally, the introduction of e-commerce grocers brings new opportunities and risks. There can be no assurance that we will be able to keep our existing customers, or gain new customers. As the consolidation of the retail grocery and foodservice industry continues, we could lose sales and profits if any one or more of our existing customers were to be sold or if limited assortment stores reduce the variety of products that we sell.

Both the difficult economic environment and the increased competitive environment in the retail and foodservice channels have caused competition to become increasingly intense in our business. We expect this trend to continue for the foreseeable future.

Consistent with our strategy, our future growth depends, in part, on our ability to streamline and simplify our operations and product offerings. The Company feels well positioned to take advantage of the shift to “premium” and “better-for-you” products and believes the future growth of the industry lies in these offerings.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $716.0 million was available under the Revolving Credit Facility as of December 31, 2017. See Note 12 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The following table is derived from our Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net Cash Flows Provided By (Used In):
Operating activities	$506.0	$478.6	$290.6
Investing activities	(159.8)	(2,831.3)	(86.3)
Financing activities	(278.3)	2,377.7	(213.9)

Operating Activities

Our cash provided by operations was $506.0 million in 2017 compared to $478.6 million in 2016, an increase of $27.4 million. The increase is mostly attributable to improved cash flows from working capital management as the Company entered into an agreement (the “Receivables Sales Agreement”) to sell, on a revolving basis, certain trade receivable balances to an unrelated institution. The agreement will allow us to sell our accounts receivable to increase operating cash flow, while reducing the cost of borrowing on the Revolving Credit Facility (as defined below under “Sources of Capital”), net working capital, and interest expense. The agreement provides for the periodic sale of certain receivables on a revolving basis with a minimum funding of at least $0.5 million on each sale. During the year ended December 31, 2017, we sold $74.6 million, under this program. There were no sales under this program in 2016.  We have the ability to sell up to $200 million under this program. See Note 6 to the Consolidated Financial Statements for more information regarding Receivables Sales Agreement. The management of receivables is a component of the Company’s focus on continued working capital management. The Company uses cash provided by operating activities to pay down debt and fund investments in property, plant, and equipment.

Investing Activities

In 2017, cash used in investing activities primarily consisted of capital expenditures. Cash used in investing activities decreased by $2.7 billion compared to 2016, due to the acquisition of the Private Brands Business in the first quarter of 2016.

We expect capital spending programs to be approximately $215 million in 2018. Capital spending in 2018 will focus on food safety, quality, routine equipment upgrades or replacements at our plants, and TreeHouse 2020 activities including productivity improvements, simplification, and continued implementation of an Enterprise Resource Planning system.

Financing Activities

Net cash used in financing activities increased $2.7 billion in 2017 compared to 2016. The Company reduced net debt by approximately $316 million since December 31, 2016, consistent with our objective of using available cash to pay down outstanding debt. The cash used in 2016 was related to the Company funding the acquisition of the Private Brands Business primarily through the issuance of common stock, the 2024 Notes, and Term Loan A-2 in the first quarter.

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure free cash flow (a Non-GAAP measure) which represents net cash provided by operating activities less capital expenditures.  We believe free cash flow is an important measure of operating performance because it provides management and investors a measure of cash generated from operations that is available for mandatory payment obligations and investment opportunities such as funding acquisitions, repaying debt, and repurchasing our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities, the most comparable GAAP measure:

	December 31,
	2017	2016	2015
	(In millions)
Cash flow provided by operating activities	$506.0	$478.6	$290.6
Less: Capital expenditures	(185.8)	(187.0)	(86.1)
Free cash flow	$320.2	$291.6	$204.5

Free cash flow in 2017 increased $28.6 million over the prior year primarily due to higher cash flow provided by operations.

Other:

The Company contributed $2.3 million, $3.8 million, and $2.0 million in 2017, 2016, and 2015, respectively, to its pension plans, and expects to make contributions of approximately $1.5 million in 2018.

The earnings of our Canadian and Italian operations generate a portion of the Company’s cash. As of December 31, 2017, there was $49.4 million of cash and cash equivalents held by our foreign subsidiaries. The Tax Act imposes a one-time transition tax on cumulative foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions.  As earnings in foreign jurisdictions are now available for distribution to the U.S. without incremental U.S. taxes, the Company no longer considers these earnings as permanently reinvested outside the U.S.

Seasonality

In the aggregate, our sales are weighted slightly toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, hot cereal, saltine and entertainment crackers, in-store bakery items, refrigerated dough products, and certain pasta products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of broth and snack nuts are generally higher in the fourth quarter. Warmer weather products such as dressings, pickles, and condiments typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the seasonality of our sales.

Sources of Capital

	December 31,
	2017	2016
	(In millions)
Revolving Credit Facility	$—	$170.0
Term Loan A	498.8	288.0
Term Loan A-1	897.8	180.0
Term Loan A-2	—	1,005.8
2022 Notes	400.0	400.0
2024 Notes	775.0	775.0
Other debt	3.1	5.7
Total outstanding debt	$2,574.6	$2,824.5

On December 1, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which amends, restates, and replaces the Company’s prior credit agreement, dated as of February 1, 2016 (as amended from time to time prior to February 1, 2016, the “Prior Credit Agreement”). As amended, the senior unsecured credit facility includes a revolving credit facility (the “Revolving Credit Facility” or the “Revolver”) and two term loans. The Credit Agreement (1) extended the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1, (2) resized the Revolver from $900 million to $750 million, (3) consolidated three term loans into two, (4) tightened pricing, and (5) modified the fee structure on the Revolving Credit Facility to now calculate based on the unused portion of the commitments under the Revolving Credit Facility rather than the total commitments under the Revolving Credit Facility.

In connection with the Credit Agreement, $5.2 million in fees will be amortized ratably through January 31, 2025 and $13.6 million of fees will be amortized ratably through February 1, 2023. Fees associated with Term Loan A and Term Loan A-1 (the “Term Loans”) are presented as a direct deduction from outstanding debt, while fees associated with the Revolving Credit Facility are presented as an asset. Fees expensed related to the Prior Credit Agreement totaled $3.3 million in 2017.

The Company’s average interest rate on debt outstanding under the Prior Credit Agreement and under the Credit Agreement for the year ended December 31, 2017 was 2.976%.

Revolving Credit Facility — As of December 31, 2017, $716.0 million of the aggregate commitment of $750 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of December 31, 2017, there were $34.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under the Revolving Credit Facility. The interest rates applicable to the Revolving Credit Facility are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.60%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.20% to 0.60%. The unused fee on the Revolving Credit Facility is also based on the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and accrues at a rate ranging from 0.20% to 0.30%.

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect domestic subsidiaries: Bay Valley Foods, LLC; Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; Flagstone Foods, Inc., Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Company.; Nutcracker Brands, Inc.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future, which are collectively known as the “Guarantor Subsidiaries.” The Credit Agreement contains financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater that 4.0 to 1.0 (or no greater than 4.5 to 1.0 for a measurement period that includes a fiscal quarter in which the Company entered into a permitted acquisition). The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75.0 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

Term Loan A — On December 1, 2017, the Company entered into a $500 million term loan, which amended and extended the Company’s existing term A loan. The maturity date is January 31, 2025. The interest rates applicable to Term Loan A are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) LIBOR, plus a margin ranging from 1.675% to 2.075%, or (ii) a Base Rate (as defined in the Amended and Restated Credit Agreement), plus a margin ranging from 0.675% to 1.075%. Principal amortization payments are due on a quarterly basis and interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under Term Loan A. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of December 31, 2017, $498.8 million was outstanding under Term Loan A.

Term Loan A-1 — On December 1, 2017, the Company entered into a $900 million term loan which amended and extended the Company’s existing tranche A-1 and tranche A-2 term loans. The maturity date is February 1, 2023. The interest rates applicable to Term Loan A-1 are the same as those applicable to the Revolving Credit Facility (other than, for the avoidance of doubt, the unused fee). Principal amortization payments are due on a quarter basis and interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under Term Loan A-1. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of December 31, 2017, $897.8 million was outstanding under Term Loan A-1.

Term Loan A-2 — On December 1, 2017, Term Loan A-2 was paid off as part the Credit Agreement utilizing borrowings under Term Loan A and Term Loan A-1.

2022 Notes — On March 11, 2014, the Company completed its underwritten public offering of $400 million in aggregate principal amount of 4.875% notes due March 15, 2022 (the “2022 Notes”). The net proceeds of $394.0 million ($400.0 million less underwriting discount of $6.0 million, providing an effective interest rate of 4.99%) were used to extinguish the Company’s previously issued 7.75% notes due on March 1, 2018 (the “2018 Notes”). Interest is payable on March 15 and September 15 of each year. The 2022 Notes will mature on March 15, 2022.

The Company may redeem all or some of the 2022 Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices as set forth in the indenture plus any accrued or unpaid interest to the applicable redemption date.  Subject to certain limitations, in the event of a change in control of the Company, the Company will be required to make an offer to purchase the 2022 Notes at a purchase price equal to 101% of the principal amount of the 2022 Notes, plus accrued and unpaid interest up to the purchase date.

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

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2017:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
	(in millions)
Term Loan A (1)	$617.9	$22.3	$44.2	$43.5	$507.9
Term Loan A-1 (2)	1,031.9	35.9	71.0	69.9	855.1
2022 Notes (3)	482.1	19.5	39.0	423.6	—
2024 Notes (4)	1,059.8	46.5	93.0	93.0	827.3
Capital lease obligations (5)	3.3	1.3	1.4	0.3	0.3
Purchasing obligations (6)	961.9	870.0	86.5	5.4	—
Operating leases (7)	215.4	42.0	67.3	46.7	59.4
Benefit obligations (8)	214.6	20.4	42.5	44.9	106.8
Deferred compensation (9)	16.8	0.7	1.8	8.5	5.8
Unrecognized tax benefits (10)	26.4	9.6	8.1	5.0	3.7
Total	$4,630.1	$1,068.2	$454.8	$740.8	$2,366.3

(1)

Term Loan A includes an obligation of $498.8 million of principal outstanding as of December 31, 2017. Term Loan A matures on January 31, 2025. Term Loan A had interest at an average rate of 3.49% at December 31, 2017. (See Note 12 to our Consolidated Financial Statements for additional information.)

(2)

Term Loan A-1 includes an obligation of $897.8 million of principal outstanding as of December 31, 2017. Term Loan A-1 matures on February 1, 2023. Term Loan A-1 had interest at an average rate of 3.01% at December 31, 2017. (See Note 12 to our Consolidated Financial Statements for additional information.)

(3)

The 2022 Notes include an obligation of $400 million of principal. The 2022 Notes have an interest rate of 4.875% and mature on March 15, 2022. (See Note 12 to our Consolidated Financial Statements for additional information.)

(4)

The 2024 Notes include an obligation of $775 million of principal. The 2024 Notes have an interest rate of 6.0% and mature on February 15, 2024. (See Note 12 to our Consolidated Financial Statements for additional information.)

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

(10)

The unrecognized tax benefit long-term liability recorded by the Company was $26.4 million at December 31, 2017. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrealized tax benefit included in the tabular reconciliation (see Note 11 to our Consolidated Financial Statements for additional information) was $26.4 million.

In addition to the commitments set forth in the above table, at December 31, 2017, the Company had $34.0 million in letters of credit, the majority of which related to the Company’s workers’ compensation program, and $2.7 million of cash restricted from use to meet certain insurance requirements (see Note 1 to our Consolidated Financial Statements for additional information).

Off-Balance Sheet Arrangements

The Company does not have any obligations that meet the definition of an off-balance sheet arrangement, other than operating leases and letters of credit, which have or are reasonably likely to have a material effect on the Consolidated Financial Statements.

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims, and other casualty losses, in addition to contingent liabilities related to ordinary course litigation, investigations, and tax audits.

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

Trade Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. This allowance is based on a combination of historical rolling twelve month average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $56.9 million and $57.7 million at December 31, 2017 and 2016, respectively.

Inventories — Inventories are stated at the lower of cost or net realizable value. Pickle inventories are valued using the last-in, first-out (“LIFO”) method and Flagstone inventories are valued using the weighted average costing approach, while all of our other inventories are valued using the first-in, first-out (“FIFO”) method. These valuations have been reduced by an allowance for obsolete and defective products and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimates of future demand, changes in formulas and packaging materials, and inferior product. The Company’s allowances were $44.8 million and $39.3 million at December 31, 2017 and 2016, respectively.

Goodwill and Intangible Assets — Goodwill and intangible assets totaled $2,955.0 million as of December 31, 2017, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks, and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized. As of December 31, 2017, goodwill has been allocated to the following reporting units:

Reporting Unit	Goodwill at December 31, 2017
(in millions)
Baked goods	$555.6
Beverages	716.7
Condiments	438.0
Meals	471.7
Snacks	—
Total	$2,182.0

The Company’s reporting units are the same as our reportable and operating segments.

The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2017. Our assessment resulted in non-cash goodwill and other intangible asset impairment charges of $549.7 million, which are included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations. For the year ended December 31, 2017, a non-cash goodwill impairment charge of $276.4 million was recorded related to the Snacks reporting unit. This charge resulted in a full write-off of the goodwill balance in the Snacks reporting unit. Following these impairment charges, we have five reporting units, four of which contain goodwill totaling $2,182.0 million as of December 31, 2017.

Our analysis employed the use of an income approach, corroborated by a market approach. The Company believes the income approach is the most reliable indicator of the fair value of the reporting units. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. The income approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our estimates using the best information available at the time. Discount rates selected for each reporting unit varied slightly, with the weighted average of all discount rates approximating the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the four reporting units with goodwill for which impairment charges were not recorded, all have fair values that the Company considers to be substantially in excess of their carrying values (between 38% and 93%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We evaluate amortizable intangible assets, which primarily include customer related and trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its fair value, which is generally based on discounted future cash flows.  Based on our testing as of December 31, 2017, the Company recorded a $273.3 million impairment loss related to the Snacks customer related intangible assets, which was included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations. The impairment loss was determined using the excess earnings method. This approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our earnings estimates using the best information available at the time. No other impairments were identified related to finite lived intangibles.

Purchase Price Allocation — We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangible assets, and liabilities assumed are assigned a portion of the purchase price of the acquired company equal to their fair values at the acquisition date. While each acquisition is different, the Company typically identifies customer lists, formulas, and trade names as identifiable intangible assets, with the majority of value being allocated to customer lists. The excess of the purchase price of the acquired company over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed, is recorded as goodwill. We record the initial purchase price allocation based on an evaluation of information and estimates available at the date of the financial statements. As final information regarding fair values of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair value of assets and liabilities differ from their preliminary purchase price allocations, such differences would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair values of individual assets acquired and liabilities assumed, including quoted market prices, forecasted future cash flows, net realizable values, estimates of the present value of required payments, and determination of remaining useful lives.

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

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims, and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers having high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors that contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2017 and 2016, we recorded accrued liabilities related to these retained risks of $67.2 million and $55.6 million, respectively, including both current and long-term liabilities. Changes in loss development factors, claims history, and cost trends could result in substantially different results in the future.

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

Our current asset mix guidelines, under our investment policy as written by our investment committee (the “Investment Committee”), target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2017, our master trust was invested as follows: equity securities of 60.6%; fixed income securities of 39.0%; and cash and cash equivalents of 0.4%.

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

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP requires that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change more frequently. We used a discount rate to determine our estimated future benefit obligations of 3.7% at December 31, 2017. If the discount rate were one percent higher, the pension plan liability would have been approximately 10.7%, or $34.7 million, lower as of December 31, 2017. If the discount rate were one percent lower, the pension plan liability would have been approximately 13.0%, or $42.3 million, higher as of December 31, 2017.

See Note 17 to our Consolidated Financial Statements for more information regarding our employee pension and retirement benefit plans.

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

Adjusted Diluted Earnings Per Share, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per fully diluted share (“adjusted diluted EPS”) reflects adjustments to GAAP earnings per fully diluted share to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, or restructuring and other margin improvement activities, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Consolidated Statements of Operations, is as follows:

	Year Ended December 31,
	2017	2016	2015
	(unaudited)
Diluted (loss) income per share per GAAP	$(5.01)	$(4.10)	$2.63
Impairment of goodwill and other intangible assets	9.55	6.30	—
Acquisition, integration, divestiture, and related costs	1.76	1.06	0.27
Restructuring and margin improvement activities	1.52	0.37	0.11
Debt refinancing	0.09	—	—
Mark-to-market adjustments	(0.04)	(0.25)	(0.01)
Foreign currency (gain) loss on re-measurement of intercompany notes	(0.10)	(0.05)	0.47
Product recall (reimbursement) costs	(0.15)	0.28	—
Tax reform	(1.86)	—	—
Taxes on adjusting items	(2.99)	(0.66)	(0.27)
Add back of dilutive equity awards (1)	0.04	—	—
Adjusted diluted EPS	$2.81	$2.95	$3.20

(1) - As reported results reflect a loss, therefore, all equity awards were considered non-dilutive and excluded from the EPS calculation.  However, adjusted amounts reflect net income, therefore, equity awards are considered dilutive, and an adjustment is required to reflect total dilutive shares of 57.6 million compared to basic shares of 57.1 million.

During the years ended December 31, 2017 and 2016, the Company entered into transactions that affected the year-over-year comparison of its financial results that included the following:

During 2017, the Company incurred $549.7 million of impairment of goodwill and other intangible assets.  This amount is comprised of a $276.4 million non-cash impairment charge related to goodwill allocated to the Snacks reporting unit and a $273.3 million non-cash impairment charge related to the customer related intangible assets of the Snacks reporting unit.

The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential acquisitions, the related integration of the acquisitions, and divestitures. Costs incurred in 2017 primarily related to the divestiture of the SIF business and the continued integration of the Private Brands Business. Costs incurred in 2016 primarily related to the acquisition and integration of the Private Brands Business, which was completed on February 1, 2016.

The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. Upon completion of our multi-year multi-phase programs, the projects are expected to deliver higher margin sales growth and reduced expenses resulting in margin expansion. Included in this line are costs associated with the TreeHouse 2020 margin improvement program, restructuring, facility consolidation, and closures. See Note 3 of the Consolidated Financial Statements for additional information.

During 2017, the Company refinanced our credit facility including our revolver and related term loans. This activity resulted in the write-off of a portion of deferred financing costs as well as third party costs to complete the transactions.

The Company’s derivative contracts are marked-to-market each period with the unrealized changes in fair value being recorded in the Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized and included in earnings.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains in 2017 and 2016 to re-measure the loans at year end. These charges are non-cash and the loans are eliminated in consolidation.

The product recall (reimbursement) costs line primarily represents an announced voluntary recall of products that may be impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier. Product was distributed nationwide through retail stores. TreeHouse initiated the voluntary recall as a cautionary measure to protect public health. Costs in this line include, but are not limited to, customer fees, customer reimbursements, inventory write-offs, and other costs to manage the recall. The Company expects to be reimbursed for these costs and has excluded any related gain from adjusted earnings for proceeds received in 2017. In February 2017 and August 2017, the Company received $4.0 million reimbursements ($8.0 million combined) and has included it in this line. Other product recalls during 2017 and 2016 were insignificant.

The tax reform line represents the impact of The Tax Cuts and Jobs Act (the “Tax Act’) which was signed into law on December 22, 2017 and made significant changes to the Internal Revenue Code.  In relation to our initial analysis of the impact of the Tax Act, we have recorded a provisional net tax benefit of $104.2 million, primarily attributable to adjustments to our net deferred tax liability, partially offset with a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying non-GAAP adjustments.

Adjusted Net Income and Adjusted EBITDAS, Adjusting for Certain Items Affecting Comparability

Adjusted net income represents GAAP net loss as reported in the Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS metric outlined above.

Adjusted EBITDAS represents adjusted net income before interest expense, interest income, income tax expense, depreciation and amortization expense, and non-cash stock-based compensation expense. Adjusted EBITDAS is a performance measure commonly used by management to assess operating performance, and the Company believes it is commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.

The following table reconciles the Company’s net loss as presented in the Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income and Adjusted EBITDAS for the years ended December 31, 2017 and 2016:

		Year Ended
		December 31,
		2017	2016	2015
		(unaudited in millions)
Net (loss) income per GAAP		$(286.2)	$(228.6)	$114.9
Impairment of goodwill and other intangible assets	(1)	549.7	352.2	—
Acquisition, integration, divesture, and related costs	(2)	101.4	60.1	11.7
Restructuring and margin improvement activities	(3)	87.7	21.0	4.8
Debt refinancing	(4)	5.0	—	—
Mark-to-market adjustments	(5)	(2.3)	(14.1)	(0.6)
Foreign currency (gain) loss on re-measurement of intercompany notes	(6)	(5.9)	(3.0)	20.6
Product recall (reimbursement) cost	(7)	(8.4)	15.6	—
Tax reform	(8)	(106.8)	—	—
Less: Taxes on adjusting items		(172.3)	(37.0)	(11.7)
Adjusted net income		$161.9	$166.2	$139.7
Interest expense (excluding debt refinancing)		123.5	119.2	45.5
Interest income		(4.3)	(4.2)	(3.0)
Income taxes (excluding tax reform)		(134.0)	33.2	56.3
Depreciation and amortization	(9)	264.0	279.3	122.0
Stock-based compensation expense	(10)	29.9	29.3	22.9
Add: Taxes on adjusting items		172.3	37.0	11.7
Adjusted EBITDAS		$613.3	$660.0	$395.1

		Location in Condensed Consolidated	Year Ended
		Statements of	December 31,
		Operations	2017	2016	2015
			(unaudited in millions)
(1)	Impairment of goodwill and other intangible assets	Impairment of goodwill and other intangible assets	$549.7	$352.2	$—
(2)	Acquisition, integration, divestiture, and related costs	General and administrative	14.1	51.5	10.5
		Other operating expense	87.3	—	—
		Other income, net	—	0.2	0.5
		Cost of sales	—	8.4	0.7
(3)	Restructuring and margin improvement activities	Other operating expense	41.4	13.1	1.8
		Cost of sales	46.3	7.9	3.0
(4)	Debt refinancing	General and administrative	1.7	—	—
		Interest expense	3.3	—	—
(5)	Mark-to-market adjustments	Other income, net	(2.3)	(14.1)	(0.6)
(6)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(5.9)	(3.0)	20.6
(7)	Product recall (reimbursement) costs	Net sales	(5.4)	9.9	—
		Cost of sales	(3.0)	5.7	—
(8)	Tax reform	Income taxes	(104.4)	—	—
		Other income, net	(2.4)	—	—
(9)	Depreciation and amortization included as an adjusting item	Cost of sales	23.3	9.0	—
		General and administrative	0.3	—	0.1
(10)	Stock-based compensation expense included in acquisition, integration, divestiture, and related costs	General and administrative	0.1	0.6	—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

Our exposure to market risk for changes in interest rates relates primarily to the amount of interest expense we expect to pay with respect to our Credit Agreement, which is tied to variable market rates including LIBOR and prime interest rates.

In June 2016, the Company entered into $500 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $500 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 0.86% for a period of 37 months, beginning on January 31, 2017 and ending on February 28, 2020. The borrowing cost on the swapped principal will range from 2.26% to 2.76% during the life of the swap agreement based on the credit spreads under the Credit Agreement.

We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of December 31, 2017. Based on our outstanding debt balance of $1,396.5 million under the Credit Agreement at December 31, 2017, and excluding the impact of the $500 million in interest rate swap agreements that are effective in 2017, each 1% rise in our interest rate would increase our annual interest expense by approximately $14.0 million ($9.0 million including the $500 million in interest rate swap agreements).

Commodity Price Risk

Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the Consolidated Balance Sheets. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio. Based on our analysis, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the portfolio by $115.6 million and $(85.9) million, respectively. We do not utilize financial instruments for trading purposes.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing fiscal 2017 to 2016, price decreases in almonds, sugar, eggs, and durum were more than offset by price increases in cashews, packaging (plastic containers and lids, and corrugate), soybean oil, coffee, dairy, and corn sweeteners. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, nuts (cashews, peanuts, pecans, and almonds), oats, palm oil, peppers, processed meats, rice, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). These ingredients are generally purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. When entering into contracts for input costs, the Company generally seeks contract lengths between nine and twelve months. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays, political unrest, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are composite cans, corrugated containers, glass, linerboard cartons, metal cans, metal closures, and plastics. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the (Gain) loss on foreign currency exchange line of the Consolidated Statements of Operations where the Company recognized gains of $5.0 million and $5.6 million for the years ended December 31, 2017 and 2016, respectively, and a loss of $26.1 million for the year ended December 31, 2015.

A significant portion of the Company’s Canadian operations purchase their inputs and packaging materials in U.S. dollars, resulting in higher costs when the U.S. dollar strengthens compared to the Canadian dollar. The Company estimates the impact on input costs (and Cost of sales) to be less than $2.0 million for each one cent change in the exchange rate between the U.S. and Canadian dollar.

Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements. The Company recognized translation gains of $32.2 million and $11.1 million for the years ended December 31, 2017 and 2016, respectively, and translation losses of $49.2 million for the year ended December 31, 2015, as a component of Accumulated other comprehensive loss.

During 2017 and 2016, the U.S. dollar has been strong compared to the Canadian dollar. The Canadian dollar exposure to revenue is greater than the exposure to input costs for Canadian produced products. As such, an unfavorable Canadian dollar leads to an unfavorable impact to the Company’s operating results. The U.S. dollar began to weaken comparatively to the Canadian dollar in 2017. The average exchange rate between the U.S. and Canadian dollar has resulted in the U.S. dollar weakening approximately 2.1% over the average rate in 2016, while the exchange rate at December 31, 2017 shows that the U.S. dollar weakened approximately 7.1% as compared to the rate at December 31, 2016.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of December 31, 2017, the Company had $27.0 million of U.S. dollar foreign currency contracts outstanding.

Item 8.Financial Statements and Supplementary Data

The Consolidated Financial Statements for 2017 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

February 20, 2018

We have served as the Company's auditor since 2005.

TREEHOUSE FOODS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	December 31,	December 31,
	2017	2016
	(in millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$132.8	$62.1
Investments	14.1	10.4
Receivables, net of allowance for doubtful accounts of $0.6 and $0.9	329.8	429.0
Inventories, net	918.3	978.0
Assets held for sale	—	3.6
Prepaid expenses and other current assets	89.7	77.6
Total current assets	1,484.7	1,560.7
Property, plant, and equipment, net	1,294.4	1,359.3
Goodwill	2,182.0	2,447.2
Intangible assets, net	773.0	1,137.6
Other assets, net	45.2	41.0
Total assets	$5,779.3	$6,545.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$589.7	$626.8
Current portion of long-term debt	10.1	66.4
Total current liabilities	599.8	693.2
Long-term debt	2,535.7	2,724.8
Deferred income taxes	178.4	422.2
Other long-term liabilities	202.1	202.3
Total liabilities	3,516.0	4,042.5
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.6 and 56.8 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(28.7)	0.0
Additional paid-in capital	2,107.0	2,071.9
Retained earnings	245.9	532.1
Accumulated other comprehensive income (loss)	(61.5)	(101.3)
Total stockholders’ equity	2,263.3	2,503.3
Total liabilities and stockholders’ equity	$5,779.3	$6,545.8

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015

Net sales	$6,307.1	$6,175.1	$3,206.4
Cost of sales	5,223.1	5,049.7	2,562.1
Gross profit	1,084.0	1,125.4	644.3
Operating expenses:
Selling and distribution	402.3	404.8	180.5
General and administrative	300.4	340.6	161.7
Amortization expense	114.1	109.9	60.6
Impairment of goodwill and other intangible assets	549.7	352.2	—
Other operating expense, net	128.7	14.7	1.8
Total operating expenses	1,495.2	1,222.2	404.6
Operating (loss) income	(411.2)	(96.8)	239.7
Other expense (income):
Interest expense	126.8	119.2	45.5
Interest income	(4.3)	(4.2)	(3.0)
(Gain) loss on foreign currency exchange	(5.0)	(5.6)	26.1
Other income, net	(4.1)	(10.8)	(0.1)
Total other expense	113.4	98.6	68.5
(Loss) income before income taxes	(524.6)	(195.4)	171.2
Income taxes	(238.4)	33.2	56.3
Net (loss) income	$(286.2)	$(228.6)	$114.9

Net (loss) earnings per basic share	$(5.01)	$(4.10)	$2.67
Net (loss) earnings per diluted share	$(5.01)	$(4.10)	$2.63

Weighted average shares -- basic	57.1	55.7	43.1
Weighted average shares -- diluted	57.1	55.7	43.7

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(286.2)	$(228.6)	$114.9

Other comprehensive income:
Foreign currency translation adjustments	32.2	11.1	(49.2)
Pension and postretirement adjustment (1)	7.6	1.0	0.1
Other comprehensive income (loss)	39.8	12.1	(49.1)

Comprehensive (loss) income	$(246.4)	$(216.5)	$65.8
(1)	Net of tax of $4.7 and $0.7 million for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, the amount was insignificant.

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance, January 1, 2015	42.6	$0.4	$1,177.3	$645.8	-	$-	$(64.3)	$1,759.2
Net income	—	—	—	114.9	—	—	—	114.9
Other comprehensive loss	—	—	—	—	—	—	(49.1)	(49.1)
Comprehensive income	—	—	—	—	—	—	—	65.8
Equity awards exercised	0.5	—	7.0	—	—	—	—	7.0
Stock-based compensation	—	—	22.9	—	—	—	—	22.9
Balance, December 31, 2015	43.1	$0.4	$1,207.2	$760.7	-	$-	$(113.4)	$1,854.9
Net loss	—	—	—	(228.6)	—	—		(228.6)
Other comprehensive income	—	—	—	—	—	—	12.1	12.1
Comprehensive loss	—	—	—	—	—	—	—	(216.5)
Shares issued	13.3	0.2	834.9	—	—	—	—	835.1
Equity awards exercised	0.4	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	29.9	—	—	—	—	29.9
Balance, December 31, 2016	56.8	$0.6	$2,071.9	$532.1	-	$-	$(101.3)	$2,503.3
Net loss	—	—	—	(286.2)	—	—	—	(286.2)
Other comprehensive income	—	—	—	—	—	—	39.8	39.8
Comprehensive loss	—	—	—	—	—	—	—	(246.4)
Treasury stock repurchases	—	—	—	—	(0.6)	(28.7)	—	(28.7)
Equity awards exercised	0.4	—	5.1	—	—	—	—	5.1
Stock-based compensation	—	—	30.0	—	—	—	—	30.0
Balance, December 31, 2017	57.2	$0.6	$2,107.0	$245.9	(0.6)	$(28.7)	$(61.5)	$2,263.3

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(286.2)	$(228.6)	$114.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	287.6	288.3	122.1
Impairment of goodwill and other intangible assets	549.7	352.2	—
Stock-based compensation	30.0	29.9	22.9
Loss from sale of business unit	86.0	—	—
Deferred income taxes	(231.1)	(12.5)	(6.0)
Other	1.9	(19.8)	27.6
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	103.3	(59.7)	21.5
Inventories	13.0	54.3	—
Prepaid expenses and other assets	(18.9)	(11.6)	20.9
Accounts payable, accrued expenses, and other liabilities	(29.3)	86.1	(33.3)
Net cash provided by operating activities	506.0	478.6	290.6
Cash flows from investing activities:
Additions to property, plant, and equipment	(159.7)	(175.2)	(72.7)
Additions to other intangible assets	(26.1)	(11.8)	(13.4)
Acquisitions, less cash acquired	—	(2,644.4)	—
Proceeds from sale of fixed assets	8.4	1.7	0.6
Purchase of investments	(1.2)	—	—
Proceeds from sale of business unit	18.8	—	—
Other	—	(1.6)	(0.8)
Net cash used in investing activities	(159.8)	(2,831.3)	(86.3)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	676.9	241.3	152.2
Payments under Revolving Credit Facility	(846.9)	(424.3)	(353.2)
Proceeds from issuance of Term Loans	—	1,025.0	—
Proceeds from issuance of 2024 and 2022 Notes	—	775.0	—
Proceeds from refinanced Term Loans	1,400.0	—	—
Payment on other long-term debt	(0.3)	—	—
Payments on capitalized lease obligations and other debt	(2.3)	(3.3)	(3.8)
Payment of deferred financing costs	(4.9)	(34.3)	(0.2)
Payments on Term Loans	(1,477.3)	(36.7)	(10.5)
Net proceeds from issuance of common stock	—	835.1	—
Repurchases of common stock	(28.7)	—	—
Receipts related to stock-based award activities	12.1	8.7	8.5
Payments related to stock-based award activities	(6.9)	(8.8)	(6.7)
Other	—	—	(0.2)
Net cash (used in) provided by financing activities	(278.3)	2,377.7	(213.9)
Effect of exchange rate changes on cash and cash equivalents	2.8	2.2	(7.5)
Net increase (decrease) in cash and cash equivalents	70.7	27.2	(17.1)
Cash and cash equivalents, beginning of year	62.1	34.9	52.0
Cash and cash equivalents, end of year	$132.8	$62.1	$34.9

Supplemental cash flow disclosures
Interest paid	$115.4	$93.0	$41.9
Income taxes paid	12.4	60.2	50.1
Non-cash investing activities:
Accrued purchase of property and equipment	$19.3	$20.2	$6.9
Accrued other intangible assets	3.2	8.3	2.0

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2017, 2016 and 2015

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

In the first quarter of 2017, the Company completed changes in its organizational structure that resulted in a change in how the Company manages its business and allocates resources. As a result, the Company revised its reportable segments to reflect how management currently reviews financial information and allocates resources. See Note 22 for additional details. All prior period amounts have been recast to reflect the change in reportable segments.

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

The Private Brands Business was on a 4-4-5 fiscal calendar during the first three quarters of 2016, which resulted in differences between the fiscal quarter ends of the Private Brands Business and the Company. In the fourth quarter of 2016, the Company changed the fiscal year end of the Private Brands Business to December 31. This change in reporting period for the Private Brands Business represents a change in accounting principle that is preferable as it provides more timely and relevant financial information to the users of its financial statements and eliminates the previously existing difference in reporting periods. The Company determined that it was impracticable to retrospectively apply this change to the first three quarters of 2016 as the data to determine the cumulative effect of the change was not available and cannot be prepared. Therefore, the Company reported the change in accounting principle prospectively in net income for the three months ended December 31, 2016 and did not retrospectively apply the effects of this change in prior periods, the cumulative effect of which the Company believes would be immaterial in all periods.

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

Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, $49.4 million and $61.9 million, respectively, represents cash and equivalents held in foreign jurisdictions, in local currencies, that are convertible into other currencies. The cash and equivalents held in foreign jurisdictions are expected to be used for general corporate purposes in foreign jurisdictions, including capital projects and acquisitions. The Prepaid expenses and other current assets line on the Consolidated Balance Sheets also includes restricted cash of $2.7 million as of December 31, 2017, which relates to cash held to meet certain insurance requirements.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Intangible and Other Assets — Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life
Customer relationships	5 to 20 years
Trademarks	10 to 20 years
Non-competition agreements	Based on the terms of the agreements
Deferred financing costs associated with line-of-credit arrangements	Based on the terms of the agreements
Formulas/recipes	5 to 7 years
Computer software	2 to 7 years

All amortization expense related to intangible assets is recorded in the Amortization expense line of the Consolidated Statements of Operations.

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

Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment (as of December 31) at the reporting unit level using income and market approaches, employing significant assumptions regarding growth, discount rates, and profitability at each reporting unit. Our estimates under the income approach are determined based on a discounted cash flow model. The market approach uses a market multiple methodology employing earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and applies a range of multiples to those amounts in determining the indicated fair value. In determining the multiples used in this approach, we obtain the multiples for selected peer companies using the most recent publically available information. In determining the indicated fair value of each reporting unit, the Company concludes based on the income approach, and uses the market approach to corroborate, as the Company believes the income approach is the most reliable indicator of the fair value of the reporting units. The resulting value is then compared to the carrying value of each reporting unit to determine if impairment is necessary.

Stock-Based Compensation — We measure compensation expense for our equity awards at their grant date fair value. The resulting expense is recognized over the relevant service period. See Note 15.

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

Accounts Receivable — We provide credit terms to customers in-line with industry standards,  perform ongoing credit evaluations of our customers, and maintain allowances for potential credit losses based on historical experience. Customer balances are written off after all collection efforts are exhausted. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.

Income Taxes — The provision for income taxes includes federal, foreign, state, and local income taxes currently payable, and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.  We

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

account for uncertain tax positions using a “more-likely-than-not” threshold.  A tax benefit from an uncertain tax position is recognized if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position, or the statute of limitations concerning such issues lapses.

Foreign Currency Translation and Transactions — The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies are included in Other income, net in the Consolidated Statements of Operations.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $220.8 million, $198.8 million, and $87.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in the General and administrative expense line of our Consolidated Statements of Operations. Expenditures totaled $30.8 million, $29.6 million, and $14.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Advertising Costs —Advertising costs are expensed as incurred and reported in the Selling and distribution expense line of our Consolidated Statements of Operations.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

In the fourth quarter of 2016, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this ASU, excess tax benefits and

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

deficiencies are no longer recognized as additional paid-in capital in the Condensed Consolidated Balance Sheets. The ASU requires recognition of excess tax benefits and deficiencies in the Condensed Consolidated Statements of Operations, which resulted in the recognition of an income tax benefit of $4.3 million in 2016.  As the Company adopted the ASU in the fourth quarter of 2016, any related adjustments were required to be reflected as of the beginning of the fiscal year of adoption.  See Note 23 for the impact of these income tax benefits on the first three quarters of 2016. Additionally, the ASU requires excess tax benefits to be reported as a component of operating activities in the Consolidated Statements of Cash Flows.  Excess tax benefits of $4.3 million and  $5.3 million were retrospectively reclassified from financing to operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, respectively. The Company did not elect to change its accounting policy to account for forfeitures as they occur and, as a result, the Company will continue to estimate forfeitures. The effects of the adoption of the other provisions of this ASU were immaterial.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, to eliminate the second step of the goodwill impairment test. This ASU requires an entity to measure a goodwill impairment loss as the amount by which the carrying value of a reporting unit exceeds its fair value. Additionally, an entity should include the income tax effects from any tax deductible goodwill on the carrying value of the reporting unit when measuring a goodwill impairment loss, if applicable. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the ASU during the third quarter of 2017. The assessment and related impairment charge recorded in 2017 was computed under this guidance. See Note 9 to our Consolidated Financial Statements for more information.

Not yet adopted

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which simplifies hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. The new guidance is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company is currently assessing the impact and timing of adoption of this ASU.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which revises how employers that sponsor defined benefit pension and other postretirement plans present net periodic benefit cost. The ASU requires an employer to present the service cost component in the same income statement line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires adoption on a retrospective basis for the presentation of net benefit cost components. The Company does not expect this standard will have a significant impact upon adoption.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts on the statement of cash flows. The Company currently classifies changes in restricted cash as an investing activity in the Consolidated Statements of Cash Flows. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company does not expect this standard will have a significant impact upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments in this ASU should be applied retrospectively. The Company does not expect this standard will have a significant impact upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between existing GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. The adoption of this ASU will result in a significant increase to the Company’s Balance Sheets for lease liabilities and lease assets, and the Company is currently assessing the impact that this standard will have upon adoption on its accounting policies, processes, system requirements, internal controls, and disclosures. The Company has established a project plan, is in the process of completing an initial review of its lease contracts, and is considering impacted policies and processes.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduced a new framework to be used when recognizing revenue in an attempt to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires that entities apply the effects of these changes to all prior years presented, upon adoption, using either the full retrospective method, which presents the impact of the change separately in each prior year presented, or the modified retrospective method, which includes the cumulative changes to all prior years presented in beginning retained earnings in the year of initial adoption. The Company expects to use the modified retrospective method. The FASB also issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, in April 2016 and May 2016, respectively, which amend the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company has finalized the impact that these standards will have on its accounting policies, processes, system requirements, internal controls, and disclosures. The Company has established a project plan, completed an initial review of its customer contracts, and is updating policies and procedures. Based upon implementation procedures, the Company determined there will be no significant changes in its revenue recognition policies. Upon adoption, the Company will reclassify approximately $56.9 million from accounts receivable to contract liabilities on the balance sheet.

3.	RESTRUCTURING AND MARGIN IMPROVEMENT ACTIVITIES

The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. Upon completion of our multi-year multi-phase programs, the projects are expected to deliver higher margin sales growth and reduced expenses resulting in margin expansion.

Expenses associated with these programs are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Operations, with the exception of asset-related costs, which are recorded in Cost of sales.  The Company does not allocate restructuring and margin improvement activities costs to reportable segments when evaluating the performance of its segments.  As a result, restructuring and margin improvement activity costs by reportable segment have not been presented. See Note 22 for more information.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Below is a summary of costs by line item:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Cost of sales	$46.3	$7.9
Other operating expenses, net	41.4	13.1
Total	$87.7	$21.0

TreeHouse 2020

In the third quarter of 2017, the Company announced TreeHouse 2020, a program intended to expand margins through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance.  TreeHouse 2020 is expected to produce significant savings to achieve our operating margin expansion targets creating reinvestment opportunities to drive future growth.

This program will be executed in multiple phases over the next several years.  The key elements of Phase 1 include the closure of the Company’s Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  By the end of the fourth quarter of 2017, we successfully transitioned production at the Brooklyn Park and Plymouth facilities.  The facility downsizing at Dothan, Alabama is expected to be complete in the third quarter of 2018.  In the fourth quarter of 2017, the company expanded its workstreams related to cost reduction and margin improvement activities and selling, general, and administrative reductions.  These workstreams and the dedicated employees assigned to them are delivering value by increasing our capacity utilization, expanding operating margins, and streamlining our plant structure to optimize our supply chain.

The key information regarding the Company’s announced facility closures related to TreeHouse 2020 is outlined in the table below:

Facility Location	Date of Closure Announcement	End of Production	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
Dothan, Alabama	August 3, 2017	Third quarter of 2018	Partial closure second quarter 2018	Trail mix and snack nuts	Snacks	$5.7	$3.0
Brooklyn Park, Minnesota	August 3, 2017	Fourth quarter of 2017	Fourth quarter of 2017	Dry dinners	Baked Goods	19.5	12.2
Plymouth, Indiana	August 3, 2017	Fourth quarter of 2017	Fourth quarter of 2017	Pickles	Condiments	19.3	14.5
						$44.5	$29.7

Below is a summary of costs by type for TreeHouse 2020:

	Year Ended December 31, 2017	Cumulative Costs To Date	Total Expected Costs

Asset-related	$38.3	$38.3	$55.0
Employee-related	9.1	9.1	65.0
Other costs	10.3	10.3	205.0
Total	$57.7	$57.7	$325.0

For the year ended December 31, 2017, asset-related costs primarily consisted of inventory write-downs of $21.8 million and accelerated depreciation of $16.5 million.  Employee-related costs primarily consisted of severance and employee costs; and other costs primarily consisted of third-party costs.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Restructuring and Plant Closing Costs — The Company continually analyzes its plant network to align operations with the current and future needs of its customers. Facility closure decisions are made when the Company identifies opportunities to lower production costs or eliminate excess manufacturing capacity while maintaining a competitive cost structure, service levels, and product quality. Expenses associated with facility closures are primarily aggregated in the Other operating expense, net line of the Condensed Consolidated Statements of Operations, with the exception of asset-related costs, which are recorded in Cost of sales. The key information regarding the Company’s announced facility closures is outlined in the table below.

Facility Location	Date of Closure Announcement	End of Production	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
City of Industry, California	November 18, 2015	First quarter of 2016	Third quarter of 2016	Liquid non-dairy creamer and refrigerated salad dressings	Beverages, Condiments	$6.8	$3.6
Ayer, Massachusetts	April 5, 2016	First quarter of 2017	Third quarter of 2017	Mayonnaise	Condiments	5.6	4.0
Azusa, California	May 24, 2016	First quarter of 2017	Third quarter of 2017	Bars and fruit snacks	Snacks	21.0	17.7
Ripon, Wisconsin	May 24, 2016	Fourth quarter of 2016	Fourth quarter of 2016	Sugar wafer cookies	Baked Goods	0.8	1.0
Delta, British Columbia	November 3, 2016	Fourth quarter of 2017	First quarter of 2018	Frozen griddle products	Baked Goods	3.7	2.7
Battle Creek, Michigan	November 3, 2016	(1)	(1)	Ready-to-eat cereal	Meals	10.4	2.2
						$48.3	$31.2

(1)

The downsizing of this facility began in January 2017 and is expected to last approximately 15 months. On January 31, 2018, the Company announced the full closure of this facility. The costs associated with the full closure are included in the TreeHouse 2020 section.

Total expected costs to close the City of Industry, California, Ayer, Massachusetts, Ripon, Wisconsin, and Delta, British Columbia facilities have been reduced by approximately $5.0 million, $0.9 million, $1.4 million, and $1.5 million, respectively, since the initial announcements, while total expected costs to close the Azusa, California and Battle Creek, Michigan facilities have been increased by approximately $6.2 million and $0.9 million, respectively, since their initial announcement.

Below is a summary of the plant closing costs by type of cost:

	Year Ended December 31, 2017	Cumulative Costs To Date	Total Expected Costs
	(In millions)
Asset-related	$6.9	$17.1	$17.1
Employee-related	3.1	10.4	11.2
Other closure costs	14.1	18.6	20.0
Total	$24.1	$46.1	$48.3

For the years ended December 31, 2017, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of third-party costs.

Other individually insignificant cost reduction activities not related to our plant closings above totaled $5.9 million for the year ended December 31, 2017 and were primarily the result of a Private Brands plant closure initiated prior to TreeHouse’s acquisition.  Other cost reduction activities were $3.2 million for the year ended December 31, 2016.

Liabilities recorded as of December 31, 2017 associated with these plant closings relate to severance and the partial withdrawal from a multiemployer pension plan. The severance liability is included in the Accounts payable and accrued expenses line of the

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated Balance Sheets while the multiemployer pension plan withdrawal liability is included in the Other long-term liabilities line of the Consolidated Balance Sheets.

The table below presents a reconciliation of the liabilities as of December 31, 2017:

	Severance	Multiemployer Pension Plan Withdrawal	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2016	$3.5	$0.8	$—	$4.3
Expense	8.8	—	3.6	12.4
Payments	(5.9)	—	(0.9)	(6.8)
Adjustments	(0.3)	—	—	(0.3)
Balance as of December 31, 2017	$6.1	$0.8	$2.7	$9.6

4.	ACQUISITIONS

Private Brands Business

On February 1, 2016, the Company acquired the Private Brands Business, which is primarily engaged in manufacturing, distributing, and marketing private label products to retail grocery, food away from home, and industrial and export customers. The business’s primary product categories include snacks, retail bakery, pasta, cereal, bars, and condiments. The purchase price, after considering working capital adjustments, was $2,644.4 million, net of acquired cash.  The acquisition was funded by $835.1 million in net proceeds from a public sale of the Company’s common stock, $760.7 million in net proceeds from a private issuance of senior unsecured notes (“2024 Notes”), and a $1,025.0 million term loan (“Term Loan A-2”) which was refinanced in 2017, with the remaining balance funded by borrowings from the Company’s revolving credit facility (the “Revolving Credit Facility”). The acquisition resulted in a broader portfolio of products and further diversified the Company’s product categories.

The Private Brands Business acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our Consolidated Financial Statements from the date of acquisition in the Baked Goods, Condiments, Meals, and Snacks segments. Included in the Company’s Consolidated Statements of Operations are the Private Brands Business’s net sales of approximately $2,992.9 million and income before income taxes of $117.3 million from the date of acquisition through December 31, 2016. Integration costs of $9.7 million, which were included in the Cost of sales and General and administrative expense lines of the Consolidated Statements of Operations for the year ended December 31, 2016, were included in determining income before income taxes.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price was allocated to net tangible and intangible assets acquired and liabilities assumed as follows:

(In millions)
Cash	$43.3
Receivables	162.7
Inventory	443.7
Property, plant, and equipment	809.6
Customer relationships	510.9
Trade names	33.0
Software	19.6
Formulas	23.2
Other assets	50.2
Goodwill	1,141.2
Assets acquired	3,237.4
Deferred taxes	(152.8)
Assumed current liabilities	(246.6)
Assumed long-term liabilities	(150.3)
Total purchase price	$2,687.7

The Company allocated $496.1 million to customer relationships with retail grocery customers, which have an estimated life of 13 years, and $14.8 million to customer relationships with food away from home customers, which have an estimated life of 10 years. The Company allocated $33.0 million to trade names, which have an estimated life of 10 years. The Company allocated $23.2 million to formulas, which have an estimated life of 5 years. The Company allocated $19.6 million to capitalized software with estimated lives of 1 to 5 years, depending on expected use. The aforementioned intangibles will be amortized over their expected useful lives. Indemnification assets related to taxes of approximately $13.8 million were also recorded. The Company increased the cost of acquired inventories by approximately $8.4 million and expensed the amount as a component of Cost of sales. The Company has allocated $555.6 million, $1.1 million, $73.3 million, $413.3 million, and $97.9 million of goodwill to the Baked Goods, Beverages, Condiments, Meals, and Snacks segments, respectively. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $35.2 million in acquisition costs in 2016 and none in 2017. These costs are included in the General and administrative expense line of the Consolidated Statements of Operations.

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

	Year Ended December 31,
	2016	2015
	(In millions, except per share data)
Pro forma net sales	$6,499.1	$6,795.9
Pro forma net loss	$(206.9)	$(664.2)
Pro forma basic loss per common share	$(3.65)	$(11.79)
Pro forma diluted loss per common share	$(3.65)	$(11.79)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Investments

	December 31,
	2017	2016
	(In millions)
U.S. equity	$10.7	$7.6
Non-U.S. equity	2.3	1.8
Fixed income	1.1	1.0
Total investments	$14.1	$10.4

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

For the year ended December 31, 2017, we recognized unrealized losses totaling $0.1 million that are included in the Interest expense line of the Consolidated Statements of Operations and $2.0 million in unrealized gains that are included in the Interest income line of the Consolidated Statements of Operations. Additionally, for the year ended December 31, 2017, we recognized a realized gain on investments totaling $0.2 million that was included in the Interest income line of the Consolidated Statements of Operations. When securities are sold, their cost is determined based on the FIFO method.

6. RECEIVABLES SALES AGREEMENT

In December 2017, the Company entered into an agreement (the “Receivables Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to an unrelated third-party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Receivables Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party. The maximum receivables that may be sold at any time is $200.0 million.

For the year ended December 31, 2017, $74.6 million of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in Cash flows from operating activities in the Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables is $0.2 million for the year ended December 31, 2017 and is included in the Other income, net line in the Consolidated Statements of Operations.

The Company has no retained interest in the receivables sold under the program above, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 31, 2017 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	INVENTORIES

	December 31,
	2017	2016
	(In millions)
Raw materials and supplies	$416.5	$429.4
Finished goods	530.0	571.9
LIFO reserve	(28.2)	(23.3)
Total inventories	$918.3	$978.0

Approximately $92.9 million and $105.9 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2017 and 2016, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2017 and 2016, over the amount at which these inventories were valued on the Consolidated Balance Sheets. No LIFO inventory liquidation occurred in 2017 or 2016. Approximately $144.1 and $116.2 million of our inventory was accounted for using the weighted average costing approach at December 31, 2017 and 2016, respectively.

8.	PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2017	2016
	(In millions)
Land	$69.8	$71.2
Buildings and improvements	454.6	465.3
Machinery and equipment	1,310.2	1,324.5
Construction in progress	93.8	85.0
Total	1,928.4	1,946.0
Less accumulated depreciation	(634.0)	(586.7)
Property, plant, and equipment, net	$1,294.4	$1,359.3

Depreciation expense was $173.5 million, $178.4 million, and $61.5 million in 2017, 2016, and 2015, respectively.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of the changes in organizational structure completed in the first quarter of 2017, the Company has the following five operating segments, which are also its reporting units: Baked Goods, Beverages, Condiments, Meals, and Snacks. See Note 22 for more information.

The Company allocated the goodwill balance as of January 1, 2017 between the new reporting units using a relative fair value allocation approach. The change was considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2017. The Company performed the first step of the impairment test, which did not result in the identification of any impairment losses. Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Baked
	Goods	Beverages	Condiments	Meals	Snacks	Total
	(In millions)
Balance at January 1, 2016	$—	$710.4	$369.1	$58.4	$511.9	$1,649.8
Accumulated impairment	—	—	—	—	—	—
Acquisitions	547.2	1.1	72.2	407.0	96.4	1,123.9
Purchase price adjustments	7.0	—	0.9	5.2	1.2	14.3
Impairment losses	—	—	(11.5)	—	(333.4)	(344.9)
Foreign currency exchange adjustments	—	1.7	2.4	—	—	4.1
Balance at December 31, 2016	554.2	713.2	433.1	470.6	276.1	2,447.2
Purchase price adjustments	1.4	—	0.2	1.1	0.3	3.0
Impairment losses	—	—	—	—	(276.4)	(276.4)
Foreign currency exchange adjustments	—	3.5	4.7	—	—	8.2
Balance at December 31, 2017	$555.6	$716.7	$438.0	$471.7	$—	$2,182.0

Upon completion of the annual goodwill impairment analysis as of December 31, 2017, the Company recorded impairment losses of $276.4 million related to the Snacks reporting unit. This reporting unit did not achieve the forecasted results for the year ended December 31, 2017. The Company finalized its budgeting process in the fourth quarter which resulted in reduced future revenue and profitability expectations. The primary factor impacting the future revenue and profitability expectations for the Snacks reporting unit was competitive pressures.  These changes in expectations and the related reductions in discounted future cash flows resulted in book values that exceeded the fair values for these reporting units, which required the recognition of impairment losses. The income approach was used to calculate the impairment. This approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our estimates using the best information available at the time.

Upon completion of the annual goodwill impairment analysis as of December 31, 2016, the Company recorded impairment losses of $333.4 million and $11.5 million related to the Snacks and Condiments reporting units, respectively. These reporting units did not achieve their forecasted results for the year ended December 31, 2016 and after finalizing the budgeting process in the fourth quarter of 2016, resulted in reduced future revenue and profitability expectations due to competitive pressures.

The goodwill impairment losses are included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations. No other instances of goodwill impairment were identified in connection with annual impairment tests.

Approximately $430.0 million of goodwill is deductible for tax purposes.

Indefinite-lived Intangible Assets

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(In millions)
Trademarks	$22.8	$21.6
Total indefinite lived intangibles	$22.8	$21.6

The Company performed the annual impairment assessment on indefinite-lived intangibles as of December 31, 2017 resulting in no impairment losses.

Upon completion of the annual indefinite lived intangibles analysis as of December 31, 2016, the Company recorded a $3.6 million impairment loss related to the Saucemarker® trademark, which was included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations. The impairment loss was determined using the relief from royalty method, and resulted from the reduced revenue and profitability expectations related to the Condiments reporting unit, as described above. The Company also changed the classification of this trademark from indefinite lived to finite lived. No other impairments were identified related to indefinite lived intangibles.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Finite-lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets, with finite lives, as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017				2016
	Gross			Net	Gross			Net
	Carrying	Accumulated	Impairment	Carrying	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Losses	Amount	Amount	Amortization	Losses	Amount
	(In millions)
Intangible assets with finite lives:
Customer-related (1)	$1,265.4	$(361.4)	$(273.3)	$630.7	$1,284.3	$(293.3)	$—	$991.0
Contractual agreements (2)	3.0	(3.0)	—	—	3.0	(2.9)	—	0.1
Trademarks (3)	69.6	(28.7)	—	40.9	69.6	(19.8)	(3.8)	46.0
Formulas/recipes (4)	33.8	(18.3)	—	15.5	33.7	(12.8)	—	20.9
Computer software (5)	137.8	(74.7)	—	63.1	115.7	(57.7)	—	58.0
Total finite lived intangibles	$1,509.6	$(486.1)	$(273.3)	$750.2	$1,506.3	$(386.5)	$(3.8)	$1,116.0

In the fourth quarter, the Company determined the carrying value of certain long-lived assets may not be recoverable due to the decline in forecasted future cash flows in the Snacks segment. As a result, we evaluated long-lived assets for impairment and determined that the book value of the customer-related assets in the Snacks segment were not recoverable. The customer-related assets were determined to have no fair value using an excess earnings approach and an impairment charge of $273.3 million was recorded on all remaining Snacks segment customer-related assets. The excess earnings approach calculates the Company’s earnings above an expected return on the Company’s tangible assets. This approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our earnings estimates using the best information available at the time. No other impairments were identified related to the remaining long-lived assets of asset groups. The impairment is included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations.

In 2016, the Company recorded a $3.8 million impairment loss related to the Amport® trademark, which is included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations. The Amport® trademark was related to the Snacks segment. The impairment loss was determined using the relief from royalty method and resulted from the transition of certain products previously sold under this trademark to the Goodfields® trademark in the fourth quarter of 2016. No other impairments were identified related to finite lived intangibles.

As of December 31, 2017, the weighted average remaining useful lives for the amortizable intangible assets are (1) customer-related at 11.1 years, (2) contractual agreements at 0.5 years, (3) trademarks at 8.2 years, (4) formulas/recipes at 3.0 years, and (5) computer software at 4.5 years. The weighted average remaining useful life in total for all amortizable intangible assets is 10.3 years as of December 31, 2017.

Total intangible assets, excluding goodwill, as of December 31, 2017 and 2016 were $773.0 million and $1,137.6 million, respectively. Amortization expense on intangible assets was $114.1 million, $109.9 million, and $60.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. Estimated amortization expense on intangible assets for the next five years is as follows:

(In millions)
2018	$101.0
2019	98.4
2020	96.3
2021	87.5
2022	83.5

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2017	2016
	(In millions)
Accounts payable	$451.3	$458.1
Payroll and benefits	59.9	78.5
Interest	23.8	24.1
Taxes	7.4	31.0
Health insurance, workers’ compensation, and other insurance costs	28.7	17.2
Marketing expenses	10.4	12.4
Other accrued liabilities	8.2	5.5
Total	$589.7	$626.8

11.	INCOME TAXES

The components of (loss) income before income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Domestic source	$(544.4)	$(190.6)	$179.4
Foreign source	19.8	(4.8)	(8.2)
Income (loss) before income taxes	$(524.6)	$(195.4)	$171.2

The following table presents the components of the 2017, 2016, and 2015 provision for income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current:
Federal	$(17.6)	$33.7	$57.2
State	(0.4)	4.5	9.3
Foreign	10.7	7.5	(4.2)
Total current	(7.3)	45.7	62.3
Deferred:
Federal	(214.3)	(5.0)	(5.7)
State	(15.4)	(0.2)	(2.0)
Foreign	(1.4)	(7.3)	1.7
Total deferred	(231.1)	(12.5)	(6.0)
Total income tax expense	$(238.4)	$33.2	$56.3

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Operations:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Tax at statutory rate	$(183.7)	$(68.4)	$59.9
State income taxes	(10.3)	2.8	4.7
Tax benefit of cross-border intercompany financing structure	(3.9)	(3.8)	(4.0)
Domestic production activities deduction	(0.4)	(5.1)	(5.4)
Excess tax benefits related to stock-based compensation	(2.4)	(3.9)	—
Section 956 inclusion, Section 78 Gross-Up	13.2	—	—
Goodwill impairment	91.8	112.0	—
Remeasurement of Deferred Tax Assets/Liabilities	(113.9)	—	—
Transition Tax	9.6	—	—
Foreign Tax Credit	(29.7)	—	—
Other, net	(8.7)	(0.4)	1.1
Total provision for income taxes	$(238.4)	$33.2	$56.3

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2017	2016
	(In millions)
Deferred tax assets:
Pension and postretirement benefits	$19.9	$35.6
Accrued liabilities	26.8	48.0
Stock compensation	13.3	19.4
Inventory Reserves	9.4	12.9
Loss and credit carryovers	62.2	22.1
Other	11.4	32.2
Total deferred tax assets	143.0	170.2
Valuation allowance	(14.9)	(8.9)
Total deferred tax assets, net of valuation allowance	128.1	161.3
Deferred tax liabilities:
Fixed assets and intangible assets	(306.5)	(583.5)
Total deferred tax liabilities	(306.5)	(583.5)
Net deferred income tax liability	$(178.4)	$(422.2)

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, the transition of U.S international taxation from a worldwide tax system to a territorial system, allowing for the full expensing of certain qualified property and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.  The changes are effective for tax years beginning after December 31, 2017.

Shortly after enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of US GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  To the extent that a company’s accounting for the Tax Act is incomplete but it is able to provide a reasonable estimate, it must record a provisional amount in the financial statements.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In relation to our initial analysis of the impact of the Tax Act, we have recorded a net tax benefit of $104.2 million primarily consisting of (1) a $108.4 million benefit related to adjustments to our net deferred tax liability and (2) a $9.6 million expense related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.  The adjustments to our net deferred tax liability and the liability related to the transition tax are provisional amounts based on information available as of December 31, 2017. These amounts are subject to change due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter when the analysis is complete.

The Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low Taxed Income or “GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder.  Because of the complexity of the GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740.  Under U.S. GAAP, we are allowed to make an accounting policy election of either (1) treating taxes due of future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into the company’s measurement of deferred taxes.  We have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

The Company has income tax net operating loss carryforwards related to its domestic and international operations which have a 20 year definite life. The Company has recorded a deferred tax asset of $10.5 million reflecting the benefit of $42.2 million in loss carryforwards. All of the loss carryforwards expire between 2033 and 2037. The Company has recorded a deferred tax asset of $28.4 million reflecting the benefit of foreign tax credit carryforwards. The foreign tax credits have a 10 year life and expire in 2026 and 2027. The Company also has state net operating loss and income tax credit carryforwards. The Company has recorded a deferred tax asset of $8.3 million reflecting the benefit of state net operating losses of $168.2 million. The state net operating loss carryforwards have a 1 to 20 year life and expire between 2018 and 2037. The Company has recorded a deferred tax asset of $13.2 million reflecting the benefit of state tax credit carryforwards. The state income tax credits have a 1 to 15 year life and expire between 2018 and 2031.

The Company has recorded a valuation allowance of $14.9 million and $8.9 million for the years ended December 31, 2017 and 2016, respectively. The Company assessed the realizability of its deferred tax assets and has determined that certain foreign non-capital loss carryforwards, state net operating loss carryforwards, and state tax credit carryforwards will more likely than not expire unused.

The Company or one of its subsidiaries files income tax returns in the U.S., Canada, Italy, and various U.S. states. In the U.S. federal jurisdiction, the Company is open to examination for the tax year ended December 31, 2014 and forward; for Canadian purposes, the Company is open to examination for the tax year ended December 31, 2008 and forward; for Italian purposes, the Company is open to examination for the tax years ended September 30, 2012 and forward; and for the various U.S. states the Company is generally open to examination for the tax year ended December 31, 2012 and forward.

The Internal Revenue Service (“IRS”) is currently examining the TreeHouse Foods, Inc. & Subsidiaries’ 2015 tax year.  Our Canadian operations are under exam by the Canadian Revenue Agency (“CRA”) for tax years 2008 through 2015. These examinations are expected to be completed in 2018. The Italian Agency of Revenue (“IAR”) is examining the 2007 through 2009 and 2013 tax years of our Italian operations. The IAR examinations are not expected to be completed prior to 2020 due to a backlog of appeals before the agency. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2018.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Unrecognized tax benefits beginning balance	$31.4	$19.5	13.2
Additions and reductions based on tax positions related to the current year	1.1	—	0.1
Additions and reductions based on tax positions of prior years	0.4	1.8	1.5
Additions resulting from acquisitions	—	14.4	6.4
Reductions due to statute lapses	(4.6)	(4.2)	(1.4)
Reductions related to settlements with taxing authorities	(2.0)	—	—
Foreign currency translation	0.1	(0.1)	(0.3)
Unrecognized tax benefits ending balance	$26.4	$31.4	$19.5

Unrecognized tax benefits are included in the Other long-term liabilities line of the Consolidated Balance Sheets. Included in the balance at December 31, 2017 are amounts that are offset by deferred taxes (i.e., temporary differences). Of the amount accrued at December 31, 2017 and 2016, $5.7 million and $7.3 million, respectively, would impact net income when settled. Of the amounts accrued at December 31, 2017 and 2016, $20.7 million and $20.1 million, respectively, relates to unrecognized tax benefits assumed in prior acquisitions, which have been indemnified by the previous owners.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $9.5 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $1.4 million of the $9.5 million would affect net income when settled.

The Company recognizes interest expense (income) and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2017, 2016, and 2015, the Company recognized $1.2 million, $0.8 million, and $0.1 million of interest and penalties in income tax expense, respectively. The Company has accrued approximately $5.5 million and $4.6 million for the payment of interest and penalties at December 31, 2017 and 2016, respectively, of which $5.3 million and $4.3 million is indemnified.

As of December 31, 2017, the Company has approximately $82.3 million of undistributed earnings generated by its foreign subsidiaries which was subject to the one-time transition tax on cumulative foreign earnings required by the Tax Act. As there will not be an incremental tax cost on the future repatriation of these earnings, the Company no longer considers the earnings to be permanently reinvested outside the U.S.

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. For the years ended December 31, 2017 and 2016, the Company recognized a tax benefit of approximately $3.9 and $3.8 million, respectively, related to this item.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	LONG-TERM DEBT

	December 31,
	2017	2016
	(In millions)
Revolving Credit Facility	$—	$170.0
Term Loan A	498.8	288.0
Term Loan A-1	897.8	180.0
Term Loan A-2	—	1,005.8
2022 Notes	400.0	400.0
2024 Notes	775.0	775.0
Other debt	3.1	5.7
Total outstanding debt	2,574.6	2,824.5
Deferred financing costs	(28.8)	(33.3)
Less current portion	(10.1)	(66.4)
Total long-term debt	$2,535.7	$2,724.8

The scheduled maturities of outstanding debt, excluding deferred financing costs, at December 31, 2017 are as follows (in millions):

2018	$15.2
2019	15.1
2020	14.3
2021	14.2
2022	414.1
Thereafter	2,101.8
Total outstanding debt	$2,574.6

On December 1, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends, restates, and replaces the Company’s prior credit agreement, dated as of February 1, 2016 (as amended from time to time prior to February 1, 2016, the “Prior Credit Agreement”). As amended, the senior unsecured credit facility includes a revolving credit facility (the “Revolving Credit Facility” or the “Revolver”) and two term loans. The Credit Agreement (1) extended the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1, (2) resized the Revolver from $900 million to $750 million, (3) consolidated three term loans into two, (4) tightened pricing, and (5) modified the fee structure on the Revolving Credit Facility to now calculate based on the unused portion of the commitments under the Revolving Credit Facility rather than the total commitments under the Revolving Credit Facility.

In connection with the Credit Agreement, $5.2 million in fees will be amortized ratably through January 31, 2025 and $13.6 million of fees will be amortized ratably through February 1, 2023. Fees associated with Term Loan A and Term Loan A-1 (the “Term Loans”) are presented as a direct deduction from outstanding debt, while fees associated with the Revolving Credit Facility are presented as an asset.

The Company’s average interest rate on debt outstanding under the Prior Credit Agreement and under the Credit Agreement for the year ended December 31, 2017 was 2.976%.

Revolving Credit Facility — As of December 31, 2017, $716.0 million of the aggregate commitment of $750 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of December 31, 2017, there were $34.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under the Revolving Credit Facility. The interest rates applicable to the Revolving Credit Facility are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.60%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.20% to 0.60%. The unused fee on the Revolving Credit Facility is also based on the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and accrues at a rate ranging from 0.20% to 0.30%.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect domestic subsidiaries: Bay Valley Foods, LLC; Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; Flagstone Foods, Inc., Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Company.; Nutcracker Brands, Inc.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future, which are collectively known as the “Guarantor Subsidiaries.” The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.0 to 1.0 (or no greater than 4.5 to 1.0 for a measurement period that includes a fiscal quarter in which the Company entered into a permitted acquisition), The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75.0 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

Term Loan A — On December 1, 2017, the Company entered into a $500 million term loan which amended and extended the Company’s existing term A loan. The maturity date is January 31, 2025. The interest rates applicable to Term Loan A are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) LIBOR, plus a margin ranging from 1.675% to 2.075%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.675% to 1.075%. Principal amortization payments are due on a quarterly basis and interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under Term Loan A. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries. As of December 31, 2017, $498.8 million was outstanding under Term Loan A.

Term Loan A-1 — On December 1, 2017, the Company entered into a $900 million term loan which amended and extended the Company’s existing tranche A-1 and tranche A-2 term loans. The maturity date is February 1, 2023. The interest rates applicable to Term Loan A-1 are the same as those applicable to the Revolving Credit Facility (other than, for the avoidance of doubt, the unused fee). Principal amortization payments are due on a quarterly basis and interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowing under Term Loan A-1. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries. As of December 31, 2017, $897.8 million was outstanding under Term Loan A-1.

Term Loan A-2 — On December 1, 2017, Term Loan A-2 was paid off as part the Credit Agreement utilizing borrowings under Term Loan A and Term Loan A-1.

2022 Notes — On March 11, 2014, the Company completed its underwritten public offering of $400 million in aggregate principal amount of 4.875% notes due March 15, 2022 (the “2022 Notes”). The net proceeds of $394.0 million ($400.0 million less underwriting discount of $6.0 million, providing an effective interest rate of 4.99%) were used to extinguish the Company’s previously issued 7.75% notes due on March 1, 2018 (the “2018 Notes”). Interest is payable on March 15 and September 15 of each year. The 2022 Notes will mature on March 15, 2022.

The Company may redeem all or some of the 2022 Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices as set forth in the indenture plus any accrued or unpaid interest to the applicable redemption date.  Subject to certain limitations, in the event of a change in control of the Company, the Company will be required to make an offer to purchase the 2022 Notes at a purchase price equal to 101% of the principal amount of the 2022 Notes, plus accrued and unpaid interest up to the purchase date.

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Interest Rate Swap Agreements — In June 2016, the Company entered into $500 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $500 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 0.86% for a period of 37 months, beginning on January 31, 2017 and ending on February 28, 2020. The borrowing cost on the swapped principal will range from 2.26% to 2.76% during the life of the swap agreement based on the credit spreads under the Credit Agreement.

Capital Lease Obligations and Other — The Company owes $3.1 million related to capital leases. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

Deferred financing costs – As of December 31, 2017, deferred financing costs of $5.1 million and $23.7 million were included in Current portion of long-term debt and Long-term debt, respectively. Deferred financing costs of $6.7 million and $26.6 million were included in Current portion of long-term debt and Long-term debt, respectively, as of December 31, 2016. In connection with the Amended and Restated Credit Agreement, $3.3 million of historical debt issuance costs were written-off in 2017.

13.	STOCKHOLDERS’ EQUITY

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

As of December 31, 2017, there were 56,638,498 shares of common stock issued and outstanding.

Share Repurchase Authorization

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in the fourteen months following November, 6 2017. The Company plans to repurchase $50 million of  shares through the plan and another $100 million opportunistically (total annual cap of $150 million). Any shares repurchased will be held as treasury stock.

For the year ended December 31, 2017, the Company repurchased approximately 0.6 million shares of common stock for a total of $28.7 million.

Preferred Stock — The Company has authorized 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

14.	EARNINGS PER SHARE

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
	(In millions, except per share data)
Net (loss) income	$(286.2)	$(228.6)	$114.9

Weighted average common shares outstanding	57.1	55.7	43.1
Assumed exercise/vesting of equity awards (1)	—	—	0.6
Weighted average diluted common shares outstanding	57.1	55.7	43.7

Net (loss) earnings per basic share	$(5.01)	$(4.10)	$2.67
Net (loss) earnings per diluted share	$(5.01)	$(4.10)	$2.63

(1)

Incremental shares from equity awards are computed by the treasury stock method. For the years ended December 31, 2017 and 2016, weighted average common shares outstanding is the same for the computations of basic and diluted shares because the Company had a net loss for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.6 million, 1.2 million, and 0.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

15.	STOCK-BASED COMPENSATION

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The number of shares authorized to be awarded under the Plan is approximately 16.1 million, of which approximately 5.1 million remain available at December 31, 2017.

(Loss) income before income taxes for the years ended December 31, 2017, 2016, and 2015 includes stock-based compensation expense for employees and directors of $30.0 million, $29.9 million, and $22.9 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $11.1 million, $10.9 million, and 9.5 million for 2017, 2016, and 2015, respectively.

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

Stock Options — The following table summarizes stock option activity during 2017:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Employee	Director	Exercise	Contractual	Intrinsic
	Options	Options	Price	Term (yrs.)	Value
	(In thousands)				(In millions)
Outstanding, at January 1, 2017	2,069	20	$64.77	5.8	$28.9
Granted	483	—	$83.99
Forfeited	(133)	—	$86.58
Exercised	(292)	(20)	$38.77
Expired	(28)	—	$80.23
Outstanding, at December 31, 2017	2,099	—	$71.46	6.1	$5.9
Vested/expected to vest, at December 31, 2017	2,048	—	$71.08	6.1	$5.9
Exercisable, at December 31, 2017	1,349	—	$62.78	4.7	$5.9

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Compensation expense	$8.8	$7.2	$6.6
Intrinsic value of stock options exercised	12.1	6.9	15.7
Tax benefit recognized from stock option exercises	4.6	2.5	6.0

Compensation costs related to unvested options totaled $13.5 million at December 31, 2017 and will be recognized over the remaining vesting period of the grants, which averages 1.9 years. The weighted average grant date fair value of options granted in 2017, 2016, and 2015 was $25.56, $25.89, and $22.04, respectively.

Stock options granted under the plan generally have a three year vesting schedule, vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock options are valued using the Black-Scholes option pricing model. Expected volatilities for 2017, 2016, and 2015 are based on historical volatilities of the Company’s stock price. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based our expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. Under this approach the expected term is 6 years. The assumptions used to calculate the value of the stock option awards granted in 2017, 2016, and 2015 are presented as follows:

	2017	2016	2015
Weighted average expected volatility	26.74%	25.15%	25.07%
Weighted average risk-free interest rate	2.07%	1.19%	1.97%
Expected dividends	0.00%	0.00%	0.00%
Expected term	6.0 years	6.0 years	6.0 years

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest one-third on each anniversary of the grant date. Director restricted stock units vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of December 31, 2017, 100 thousand director restricted stock units have been earned and deferred. The following table summarizes the restricted stock unit activity during the year ended December 31, 2017:

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at January 1, 2017	516	$87.03	104	$57.78
Granted	320	82.26	16	84.66
Vested	(175)	84.79	(3)	100.30
Forfeited	(114)	84.76	—	—
Outstanding, at December 31, 2017	547	85.41	117	60.21

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Compensation expense	$22.0	$17.3	$11.7
Fair value of vested restricted stock units	14.0	16.3	14.9
Tax benefit recognized from vested restricted stock units	5.1	5.7	4.9

Future compensation costs related to restricted stock units are approximately $26.2 million as of December 31, 2017 and will be recognized on a weighted average basis over the next 1.8 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

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

During the year ended December 31, 2017, based on achievement of operating performance measures, 72,335 performance units were converted into 81,556 shares of common stock, an average conversion ratio of 1.13 shares for each performance unit.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the performance unit activity during the year ended December 31, 2017:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at January 1, 2017	246	$85.16
Granted	114	84.66
Vested	(72)	79.89
Forfeited	(24)	87.94
Unvested, at December 31, 2017	264	86.13

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Compensation expense	$(0.8)	$5.4	$4.6
Fair value of vested performance units	7.8	8.0	5.1
Tax benefit recognized from performance units vested	2.5	4.1	1.9

Future compensation costs related to the performance units are estimated to be approximately $1.3 million as of December 31, 2017, and are expected to be recognized over the next 1.4 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at January 1, 2015	$(51.3)	$(13.0)	$(64.3)
Other comprehensive loss	(49.2)	—	(49.2)
Reclassifications from accumulated other comprehensive loss	—	0.1	0.1
Other comprehensive (loss) income	(49.2)	0.1	(49.1)
Balance at December 31, 2015	(100.5)	(12.9)	(113.4)
Other comprehensive income	11.1	—	11.1
Reclassifications from accumulated other comprehensive loss	—	1.0	1.0
Other comprehensive income	11.1	1.0	12.1
Balance at December 31, 2016	(89.4)	(11.9)	(101.3)
Other comprehensive income	32.2	1.5	33.7
Reclassifications from accumulated other comprehensive loss	—	6.1	6.1
Other comprehensive income	32.2	7.6	39.8
Balance at December 31, 2017	$(57.2)	$(4.3)	$(61.5)

(1)	The foreign currency translation adjustment is not net of tax, as it pertains to the Company’s permanent investment in its foreign subsidiaries.
(2)

The unrecognized pension and postretirement benefits reclassification is presented net of tax of $4.7 million and $0.7 million for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015 the tax impact was insignificant.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Reclassifications from Accumulated Other Comprehensive Loss			Affected line in the Consolidated Statements of Operations
	Year Ended December 31,
	2017	2016	2015
	(In millions)
Amortization of defined benefit pension and postretirement items:
Prior service costs	$0.2	$0.1	$0.1	(a)
Unrecognized net loss	0.9	1.4	1.6	(a)
Actuarial adjustment	—	0.2	(1.6)	(b)
Divestiture	8.7	—	—	Other operating expense, net
Total before tax	9.8	1.7	0.1
Income taxes	(3.7)	(0.7)	—	Income taxes
Net of tax	$6.1	$1.0	$0.1

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement cost. See Note 17 for additional details.
(b)	Represents the actuarial adjustments needed to adjust the Accumulated other comprehensive loss balance to actual.

17.	EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS

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

Defined Contribution Plans — Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2017, 2016, and 2015, the Company made matching contributions to the plan of $22.1 million, $18.7 million, and $6.7 million, respectively.

Multiemployer Pension Plans — The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multiemployer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. The Company partially withdrew from the Western Conference of Teamsters Pension Trust Plan as a result of the closure of our City of Industry, California facility during 2016, which was announced in November 2015. The Company is liable for a share of the plan’s unfunded vested benefits. An estimated partial withdrawal liability of approximately $0.8 million was accrued as of December 31, 2016 and 2017. It will not result in a full withdrawal. No other liabilities were established, as withdrawal from the remaining plans is not probable. In 2017, 2016, and 2015, the contributions to these plans, excluding withdrawal payments, were $3.3 million, $3.2 million, and $1.4 million, respectively.

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2017 and 2016 is for the plan’s years ended December 31, 2016, and 2015, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject. The Company began participating in the Bakery and Confectionery Union and Industry International Pension Fund and the Retail, Wholesale and Department Store

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

International Union and Industry Pension Fund in 2016 as a result of the acquisition of the Private Brands Business. There have been no other significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

			Pension Protection Act Zone Status			TreeHouse Foods				Expiration Date
	EIN	Plan	Plan Year Ended December 31,		FIP Implemented	Contributions (in millions)			Surcharge Imposed	Of Collective Bargaining
Plan Name	Number	Number	2016	2015	(yes or no)	2017	2016	2015	(yes or no)	Agreement(s)
Bakery and Confectionery
Union and Industry										12/4/2020
International Pension Fund	52-6118572	1	Red	Red	Yes	$1.7	$1.4	$-	Yes	7/25/2020

Central States Southeast and
Southwest Areas Pension
Fund	36-6044243	1	Red	Red	Yes	$0.7	$0.7	$0.6	No	12/27/2019

Retail, Wholesale and
Department Store
International Union and
Industry Pension Fund	63-708442	1	Red	Red	Yes	$0.5	$0.5	$-	Yes	6/15/2019

Rockford Area Dairy
Industry Local 754, Intl.
Brotherhood of Teamsters
Retirement Pension Plan	36-6067654	1	Green	Green	No	$0.4	$0.4	$0.4	No	4/30/2017

Western Conference of
Teamsters Pension Fund	91-6145047	1	Green	Green	No	(1)	$0.2	$0.3	No	(1)

(1)	As described above, the Company closed the City of Industry, California facility during 2016. As a result, there is no collective bargaining agreement related to this plan.

The Company was listed in the following plan’s Form 5500 as providing more than 5.0% of the total contributions for the following plan and plan years:

Years Contribution to Plan Exceeded
5% of Total Contributions
Plan Name:	(as of December 31 of the Plan's Year-End)
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	2017, 2016, and 2015

Defined Benefit Pension Plans —The Company established a tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to eligible salaried, non-union, and union employees not covered by a multiemployer pension plan. We also retain investment consultants to assist our Investment Committee with formulating a long-term investment policy for the master trust. The expected long-term rate of return on assets is based on projecting long-term market returns for the various asset classes in which the plan’s assets are invested, weighted by the target asset allocations. The estimated ranges are primarily based on observations of historical asset returns and their historical volatility. In determining the expected returns, we also consider consensus forecasts of certain market and economic factors that influence returns, such as inflation, gross domestic product trends, and dividend yields. Active management of the plan assets may result in adjustments to the historical returns. We review the rate of return assumption annually. A curtailment charge of $1.4 million was recorded in 2017 reflecting the freeze of several defined benefit pension plans.

A lump sum settlement window was offered to approximately 1,474 terminated, vested participants in the U.S. Pension Plans. This window expired on October 31, 2107 and approximately 59% of these participants accepted the offer. Payments to participants who accepted the offer were made in the fourth quarter of 2017 and totaled $32.8 million. This amount is included in the Benefits paid line of the Change in benefit obligation table below.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s overall investment strategy is to provide a regular and reliable source of income to meet the liquidity needs of the pension plans and minimize reliance on plan sponsor contributions as a source of benefit security. The Company’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. Central to the policy are target allocation ranges by major asset classes. The objective of the target allocations is to ensure the assets are invested with the intent to protect pension plan assets so that such assets are preserved for the provision of benefits to participants and their beneficiaries and such long-term growth as may maximize the amounts available to provide such benefits without undue risk. Additionally, we consider the weighted average return of a capital markets model and historical returns on comparable equity, debt, and other investments. Our current asset mix guidelines, under the investment policy, target equities at 55% to 65% of the portfolio and fixed income at 35% to 45%. At December 31, 2017, our master trust was invested as follows: equity securities of 60.6%, fixed income securities of 39.0%, and cash and cash equivalents of 0.4%. Equity securities primarily include investments in collective equity funds that invest in domestic and international securities, with a primary focus on domestic securities. Fixed income securities primarily include investments in collective funds that invest in corporate bonds of companies from diversified industries. Other investments are short term in nature, including certificates of deposit, investments in a collective bond fund that invests in commercial paper, time deposits, fixed rate notes and bonds, and others.

The fair value of the Company’s pension plan assets at December 31, 2017 and 2016 by asset category is as follows:

	Pension Plan Assets Fair Value Measurements at December 31, (h)
	2017	2016
	(in millions)
Short Term Investment Fund (a)	$1.2	$1.1
Aggregate Bond Index Fund (b)	54.8	63.7
U.S. Market Cap Equity Index Fund (c)	141.2	157.7
International All Country World Index Fund (d)	19.3	22.5
Collective Daily 1-5 Year Credit Bond Fund (e)	43.2	50.0
Emerging Markets Index Fund (f)	8.3	9.8
Daily High Yield Fixed Income Fund (g)	10.7	12.8
	$278.7	$317.6

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

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the minimum amounts required by Employee Retirement Income Security Act of 1974, as amended. The Company estimates that its 2018 contributions to its pension plans will be $1.5 million.  The measurement date for the defined benefit pension plans is December 31. In 2017, the actuarial loss relating to the defined benefit pension plans was primarily driven by the change in the discount rate.

Other Postretirement Benefits — Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2018 contributions to its postretirement benefit plans will be $1.8 million. The measurement date for the other postretirement benefit plans is December 31.

The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $0.3 million, $2.8 million, and $2.6 million ended December 31, 2017, 2016, and 2015, respectively. The decline in total contributions from 2016 to 2017 was related to the divestiture of the Soup and Infant Feeding business.

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2017 and 2016:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
	(in millions)
Change in benefit obligations:
Benefit obligation, at beginning of year	$384.1	$67.9	$29.8	$3.0
Service cost	3.6	4.3	—	0.1
Interest cost	14.7	15.1	1.2	1.2
Acquisition (divestiture) (1)	(37.9)	303.1	(1.9)	28.2
Liability loss (gain) due to curtailment	(1.4)	—	—	—
Actuarial losses (gains)	13.0	6.0	6.3	(1.2)
Benefits paid	(50.9)	(12.3)	(1.6)	(1.5)
Benefit obligation, at end of year	$325.2	$384.1	$33.8	$29.8
Change in plan assets:
Fair value of plan assets, at beginning of year	$317.6	$49.4	$—	$—
Actual return on plan assets	38.9	21.5	—	—
Company contributions	2.3	3.8	1.6	1.5
Acquisition (divestiture)	(29.1)	255.2	—	—
Benefits paid	(50.9)	(12.3)	(1.6)	(1.5)
Fair value of plan assets, at end of year	$278.8	$317.6	$—	$—
Funded status of the plan	$(46.4)	$(66.5)	$(33.8)	$(29.8)
Amounts recognized in the Consolidated Balance Sheets:
Current liability	$(0.7)	$(0.7)	$(1.8)	$(1.6)
Non-current liability	(45.7)	(65.8)	(32.0)	(28.2)
Net amount recognized	$(46.4)	$(66.5)	$(33.8)	$(29.8)
Amounts recognized in Accumulated other comprehensive income (loss):
Net actuarial (gain) loss	$1.3	$19.4	$5.0	$(1.0)
Prior service cost	0.9	1.2	—	(0.1)
Total, before tax effect	$2.2	$20.6	$5.0	$(1.1)

(1) - The amounts recorded in 2017 relate to the divestiture of the Soup and Infant Feeding business. The amounts recorded in 2016 relate to the acquisition of the Private Brands Business.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Pension Benefits
	2017	2016
	(in millions)
Accumulated benefit obligation	$320.9	$376.0

Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	3.70%	4.25%
Rate of compensation increases	3.50%-4.00%	3.00%-4.00%

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2017 and 2016 are as follows:

	2017		2016
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rates:
Health care cost trend rate for next year	8.20%	10.10%	8.00%	7.00%
Ultimate rate	4.50%	4.50%	5.00%	5.00%
Discount rate	3.70%	3.70%	4.25%	4.25%
Year ultimate rate achieved	2026	2026	2023	2023

The following table summarizes the net periodic cost of our pension and postretirement benefit plans for the years ended December 31, 2017, 2016, and 2015:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
	(in millions)			(in millions)
Components of net periodic costs:
Service cost	$3.6	$4.3	$2.4	$—	$0.1	$—
Interest cost	14.7	15.1	2.9	1.2	1.2	0.1
Expected return on plan assets	(17.4)	(16.5)	(3.1)	—	—	—
Amortization of unrecognized prior service cost	0.2	0.2	0.2	—	(0.1)	(0.1)
Amortization of unrecognized net (gain) loss	0.9	1.4	1.5	—	—	0.1
Settlement expense (income)	0.2	—	—	—	—	—
Curtailment expense (income)	(1.4)	—	—	—	—	—
Net periodic cost	$0.8	$4.5	$3.9	$1.2	$1.2	$0.1

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	4.25%	4.50%	4.25%	4.25%	4.50%	4.25%
Rate of compensation increases	3.50%-4.00%	3.00%-4.00%	3.00%-4.00%	—	—	—
Expected return on plan assets	6.00%	6.00%	6.00%	—	—	—

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic cost in 2018 is as follows:

	Pension	Postretirement
	(in millions)
Net actuarial loss (gain)	$0.6	$0.1
Prior service cost	$0.2	$—

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(in millions)
2018	$18.6	$1.8
2019	$19.2	$1.9
2020	$19.5	$1.9
2021	$20.1	$2.0
2022	$20.7	$2.1
2023-27	$95.9	$10.9

The effect of a 1% change in health care trend rates would have the following effects on the postretirement benefit plan:

2017
(in millions)
1% Increase:
Benefit obligation, end of year	$3.4
Service cost plus interest cost for the year	$0.1
1% Decrease:
Benefit obligation, end of year	$(2.9)
Service cost plus interest cost for the year	$(0.1)

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

18.	OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the years ended December 31, 2017, 2016, and 2015, respectively, which consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Restructuring and margin improvement activities	$41.4	$13.5	$1.8
Loss on divestiture	86.0	—	—
Other	1.3	1.2	—
Total other operating expense, net	$128.7	$14.7	$1.8

19.	COMMITMENTS AND CONTINGENCIES

We lease certain property, plant, equipment, and distribution warehouses used in our operations under both capital and operating lease agreements. These leases have terms ranging from one to forty-one years. Rent expense under operating lease commitments was $56.9 million, $53.2 million, and $31.9 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The composition of capital leases, which are reflected as Property, plant, and equipment in the Consolidated Balance Sheets, is as follows:

	December 31,
	2017	2016
	(in millions)
Machinery and equipment	$4.5	$17.4
Less accumulated amortization	(2.0)	(8.2)
Total	$2.5	$9.2

Future minimum payments at December 31, 2017 under non-cancelable capital leases and operating leases are summarized as follows:

	Capital Leases	Operating Leases
	(in millions)
2018	$1.3	$42.0
2019	1.1	34.6
2020	0.3	32.7
2021	0.2	28.2
2022	0.1	18.5
Thereafter	0.3	59.4
Total minimum payments	$3.3	$215.4
Less amount representing interest	(0.2)
Present value of capital lease obligations	$3.1

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. The Public Employees’ defendants have filed a motion to dismiss, which has been fully briefed. The next status date for the Public Employees’ matter is set for March 8, 2018.

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the Parties. The next status date in Wells is April 27, 2018.  There is no set status date in Lavin at this time.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, the Company is party in the ordinary course of business to certain claims, litigation, audits, and investigations. The Company will record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable that may be incurred in connection with any such currently pending or threatened matter, none of which are significant. In the Company’s opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

On October 29, 2017, Mr. Robert Aiken resigned as the Company’s President and Chief Operating Officer. On December 1, 2017, Mr. Aiken filed a demand for arbitration under his employment agreement.  Shortly thereafter, the Company filed a counterclaim in arbitration against Mr. Aiken.  At this time, no dates have been set for the arbitration and fact discovery has yet to commence.

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

Foreign Currency Risk — Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Operations, with their fair value recorded on the Consolidated Balance Sheets. As of December 31, 2017, the Company had $27.0 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2018.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of December 31, 2017, the Company had outstanding contracts for the purchase of 0.3 million megawatts of electricity, expiring throughout 2018, 2019, and 2020; 8.8 million gallons of diesel, expiring throughout 2018; 3.2 million dekatherms of natural gas, expiring throughout 2018; 0.9 million bushels of corn, expiring throughout 2018.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table identifies the derivative, its fair value, and location on the Consolidated Balance Sheets:

		Fair Value
		December 31,
	Balance Sheet Location	2017	2016
		(In millions)
Asset Derivatives
Commodity contracts	Prepaid expenses and other current assets	$2.7	$1.0
Foreign currency contracts	Prepaid expenses and other current assets	0.5	0.7
Interest rate swap agreements	Prepaid expenses and other current assets	11.9	10.4
		$15.1	$12.1
Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$1.2	$0.5
		$1.2	$0.5

We recorded the following gains and losses on our derivative contracts in the Consolidated Statements of Operations:

	Location of Gain (Loss)	Year Ended December 31,
	Recognized in Net Income (Loss)	2017	2016
		(In millions)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other (income) expense, net	$1.0	$4.3
Foreign currency contracts	Other (income) expense, net	(0.2)	(0.6)
Interest rate swap agreements	Other (income) expense, net	1.5	10.4
Total unrealized gain (loss)		2.3	14.1
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	0.8	(0.5)
Foreign currency contracts	Cost of sales	(0.6)	(1.8)
Interest rate swap agreements	Interest expense	1.1	—
Total realized gain (loss)		1.3	(2.3)
Total gain (loss)		$3.6	$11.8

21.	FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In millions)		(In millions)
Not recorded at fair value (liability):
Revolving Credit Facility	$—	$—	$(170.0)	$(167.1)	2
Term Loan A	$(498.8)	$(500.7)	$(288.0)	$(288.10)	2
Term Loan A-1	$(897.8)	$(900.0)	$(180.0)	$(180.30)	2
Term Loan A-2	$—	$—	$(1,005.8)	$(1,007.40)	2
2022 Notes	$(400.0)	$(405.0)	$(400.0)	$(410.00)	2
2024 Notes	$(775.0)	$(806.0)	$(775.0)	$(809.90)	2
Recorded on a recurring basis at fair value asset (liability):
Commodity contracts	$1.5	$1.5	$0.5	$0.5	2
Foreign currency contracts	$0.5	$0.5	$0.7	$0.7	2
Interest rate swap agreements	$11.9	$11.9	$10.4	$10.4	2
Investments	$14.1	$14.1	$10.4	$10.4	1

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net sales to external customers:
Baked Goods	$1,403.9	$1,288.2	$—
Beverages	1,073.4	973.0	918.8
Condiments	1,300.6	1,258.1	1,075.5
Meals	1,189.2	1,335.2	552.8
Snacks	1,334.5	1,330.5	659.3
Unallocated	5.5	(9.9)	—
Total	$6,307.1	$6,175.1	$3,206.4
Direct operating income:
Baked Goods	$175.5	$162.4	$—
Beverages	226.9	244.7	225.9
Condiments	136.5	154.1	143.2
Meals	137.3	137.1	26.7
Snacks	25.5	66.2	64.3
Total	701.7	764.5	460.1
Unallocated selling, general, and administrative expenses	(299.7)	(349.9)	(156.9)
Unallocated cost of sales (1)	(26.2)	(24.7)	(1.1)
Unallocated corporate expense and other (2)	(787.0)	(486.7)	(62.4)
Operating (loss) income	(411.2)	(96.8)	239.7
Other expense	(113.4)	(98.6)	(68.5)
(Loss) income before income taxes	$(524.6)	$(195.4)	$171.2
Depreciation:
Baked Goods	$45.4	$49.0	$—
Beverages	22.2	18.9	18.3
Condiments	21.6	24.9	18.7
Meals	32.6	55.1	14.5
Snacks	15.1	14.2	5.2
Corporate office (3)	36.5	16.3	4.7
Total	$173.5	$178.4	$61.5

(1)	Includes charges related to restructurings and other costs managed at corporate.
(2)	Includes impairments of goodwill and other intangible assets.
(3)	Includes accelerated depreciation related to restructurings.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 8.8%, 8.7%, and 11.9% of total consolidated net sales in 2017, 2016, and 2015, respectively, with 6.8%, 6.9%, and 10.8% of total consolidated net sales going to Canada in 2017, 2016, and 2015, respectively. Sales are determined based on the customer destination where the products are shipped.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

	December 31,
	2017	2016
	(in millions)
Long-lived assets:
United States	$1,137.9	$1,212.1
Canada	136.8	128.9
Other	19.7	18.3
Total	$1,294.4	$1,359.3

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 22.0%, 18.7%, and 20.7% of consolidated net sales in 2017, 2016, and 2015, respectively. Costco accounted for approximately 10.3% of consolidated net sales in 2017, with less than 10% in previous years. No other customer accounted for more than 10% of our consolidated net sales.

Total trade receivables with Walmart Stores, Inc. and affiliates represented approximately 21.8% and 18.6% of our total trade receivables as of December 31, 2017 and 2016, respectively. Total trade receivables with Costco represented approximately 6.4% as of December 31, 2017.

Product Information — The following table presents the Company’s net sales by major products for the years ended December 31, 2017, 2016 and 2015.  In the first quarter of 2017, the Company changed the product categories to align with the changes in organizational structure. All prior period information has been recast to reflect this change.

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Products:
Dressings and sauces	$979.0	$940.7	$759.9
Snack nuts	911.2	803.5	355.5
Beverages	745.4	662.4	582.8
Retail bakery	713.7	663.2	—
Baked products	690.2	625.0	—
Cereals and other meals	617.4	786.4	421.5
Pasta and dry dinners	571.8	548.7	131.3
Trail mix and bars	428.8	517.1	303.8
Beverage enhancers	328.0	310.7	336.0
Pickles	321.6	317.4	315.6
Total net sales	$6,307.1	$6,175.1	$3,206.4

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2017 and 2016:

	Quarter
	First (2)	Second	Third	Fourth
	(in millions, except per share data)
Fiscal 2017
Net sales	$1,536.2	$1,522.2	$1,548.8	$1,699.9
Gross profit	286.4	276.9	260.1	260.6
(Loss) income before income taxes	39.7	(56.0)	30.1	(538.4)
Net (loss) income	28.2	(34.2)	28.8	(309.0)
Net (loss) income per common share:
Basic (1)	0.50	(0.60)	0.50	(5.40)
Diluted (1)	0.49	(0.60)	0.50	(5.40)
Fiscal 2016
Net sales	$1,270.2	$1,541.4	$1,586.8	$1,776.7
Gross profit	224.6	265.8	285.5	349.5
(Loss) income before income taxes	(4.8)	22.2	52.6	(265.4)
Net (loss) income	(3.1)	18.9	37.4	(281.8)
Net (loss) income per common share:
Basic (1)	(0.06)	0.34	0.66	(4.96)
Diluted (1)	(0.06)	0.33	0.65	(4.96)

(1)	Due to rounding and the fluctuations in shares, the sum of the four quarters may not be the same as the total for the year.
(2)	The Company acquired the Private Brands Business on February 1, 2016.

24.	GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes and 2024 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2017

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$83.2	$0.2	$49.4	$—	$132.8
Investments	—	—	14.1	—	14.1
Accounts receivable, net	0.2	297.1	32.5	—	329.8
Inventories, net	—	803.1	115.2	—	918.3
Prepaid expenses and other current assets	69.8	32.0	20.0	(32.1)	89.7
Total current assets	153.2	1,132.4	231.2	(32.1)	1,484.7
Property, plant, and equipment, net	29.3	1,108.7	156.4	—	1,294.4
Goodwill	—	2,057.3	124.7	—	2,182.0
Investment in subsidiaries	4,945.5	582.6	—	(5,528.1)	—
Intercompany accounts (payable) receivable, net	(328.6)	274.5	54.1	—	—
Deferred income taxes	15.1	—	—	(15.1)	—
Intangible and other assets, net	62.5	652.1	103.6	—	818.2
Total assets	$4,877.0	$5,807.6	$670.0	$(5,575.3)	$5,779.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$53.3	$513.8	$54.7	$(32.1)	$589.7
Current portion of long-term debt	9.0	1.1	—	—	10.1
Total current liabilities	62.3	514.9	54.7	(32.1)	599.8
Long-term debt	2,533.8	1.4	0.5	—	2,535.7
Deferred income taxes	—	167.3	26.2	(15.1)	178.4
Other long-term liabilities	17.6	178.5	6.0	—	202.1
Stockholders’ equity	2,263.3	4,945.5	582.6	(5,528.1)	2,263.3
Total liabilities and stockholders’ equity	$4,877.0	$5,807.6	$670.0	$(5,575.3)	$5,779.3

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2016

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$0.2	$61.9	$—	$62.1
Investments	—	—	10.4	—	10.4
Accounts receivable, net	—	372.9	56.1	—	429.0
Inventories, net	—	869.6	108.4	—	978.0
Assets held for sale	—	3.6	—	—	3.6
Prepaid expenses and other current assets	23.6	36.6	17.4	—	77.6
Total current assets	23.6	1,282.9	254.2	—	1,560.7
Property, plant, and equipment, net	31.3	1,181.0	147.0	—	1,359.3
Goodwill	—	2,330.8	116.4	—	2,447.2
Investment in subsidiaries	5,031.5	519.4	—	(5,550.9)	—
Intercompany receivable (payable), net	199.6	(196.9)	(2.7)	—	—
Deferred income taxes	20.7	—	—	(20.7)	—
Intangible and other assets, net	53.9	1,018.0	106.7	—	1,178.6
Total assets	$5,360.6	$6,135.2	$621.6	$(5,571.6)	$6,545.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$61.3	$493.1	$72.4	$—	$626.8
Current portion of long-term debt	63.1	3.2	0.1	—	66.4
Total current liabilities	124.4	496.3	72.5	—	693.2
Long-term debt	2,722.3	2.2	0.3	—	2,724.8
Deferred income taxes	—	418.3	24.6	(20.7)	422.2
Other long-term liabilities	10.6	186.9	4.8	—	202.3
Stockholders’ equity	2,503.3	5,031.5	519.4	(5,550.9)	2,503.3
Total liabilities and stockholders’ equity	$5,360.6	$6,135.2	$621.6	$(5,571.6)	$6,545.8

Condensed Supplemental Consolidating Statement of Operations

Year Ended December 31, 2017

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,966.9	$695.3	$(355.1)	$6,307.1
Cost of sales	—	4,975.7	602.5	(355.1)	5,223.1
Gross profit	—	991.2	92.8	—	1,084.0
Selling, general, and administrative expense	114.4	548.8	39.5	—	702.7
Amortization expense	12.9	91.6	9.6	—	114.1
Impairment of goodwill and other intangible assets	—	549.7	—	—	549.7
Other operating expense, net	9.0	116.1	3.6	—	128.7
Operating (loss) income	(136.3)	(315.0)	40.1	—	(411.2)
Interest expense	128.3	0.3	6.4	(8.2)	126.8
Interest income	(2.2)	(8.2)	(2.1)	8.2	(4.3)
Other (income) expense, net	(1.7)	(261.7)	(5.6)	259.9	(9.1)
(Loss) income before income taxes	(260.7)	(45.4)	41.4	(259.9)	(524.6)
Income taxes	(100.0)	(146.6)	8.2	—	(238.4)
Equity in net income (loss) of subsidiaries	134.1	32.9	—	(167.0)	—
Net income (loss)	$(26.6)	$134.1	$33.2	$(426.9)	$(286.2)

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statements of Operations

Year Ended December 31, 2016

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,839.0	$646.3	$(310.2)	$6,175.1
Cost of sales	—	4,810.2	549.7	(310.2)	5,049.7
Gross profit	—	1,028.8	96.6	—	1,125.4
Selling, general, and administrative expense	132.4	553.6	59.4	—	745.4
Amortization expense	9.4	91.2	9.3	—	109.9
Impairment of goodwill and other intangible assets	—	337.2	15.0	—	352.2
Other operating expense, net	—	12.7	2.0	—	14.7
Operating (loss) income	(141.8)	34.1	10.9	—	(96.8)
Interest expense	118.2	0.3	5.5	(4.8)	119.2
Interest income	(2.2)	(5.2)	(1.6)	4.8	(4.2)
Other (income), net	(10.4)	0.5	(6.5)	—	(16.4)
(Loss) income before income taxes	(247.4)	38.5	13.5	—	(195.4)
Income taxes	(94.5)	134.4	(6.7)	—	33.2
Equity in net income (loss) of subsidiaries	(75.7)	20.1	—	55.6	—
Net income (loss)	$(228.6)	$(75.8)	$20.2	$55.6	$(228.6)

Condensed Supplemental Consolidating Statements of Operations

Year Ended December 31, 2015

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,023.0	$419.2	$(235.8)	$3,206.4
Cost of sales	—	2,434.1	363.8	(235.8)	2,562.1
Gross profit	—	588.9	55.4	—	644.3
Selling, general, and administrative expense	73.2	233.8	35.2	—	342.2
Amortization expense	8.1	42.6	9.9	—	60.6
Impairment of goodwill and other intangible assets	—	—	—	—	—
Other operating expense, net	—	1.8	—	—	1.8
Operating (loss) income	(81.3)	310.7	10.3	—	239.7
Interest expense	43.8	0.4	7.0	(5.7)	45.5
Interest income	(1.5)	(5.7)	(1.5)	5.7	(3.0)
Other (income) expense, net	—	20.3	5.7	—	26.0
(Loss) income before income taxes	(123.6)	295.7	(0.9)	—	171.2
Income taxes	(47.2)	105.7	(2.2)	—	56.3
Equity in net income (loss) of subsidiaries	191.3	1.4	—	(192.7)	—
Net income (loss)	$114.9	$191.4	$1.3	$(192.7)	$114.9

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2017

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(26.6)	$134.1	$33.2	$(426.9)	$(286.2)
Other comprehensive income:
Foreign currency translation adjustments	—	—	32.2	—	32.2
Pension and postretirement reclassification adjustment, net of tax	—	7.6	—	—	7.6
Other comprehensive income	—	7.6	32.2	—	39.8
Equity in other comprehensive income (loss) of subsidiaries	39.8	32.2	—	(72.0)	—
Comprehensive income (loss)	$13.2	$173.9	$65.4	$(498.9)	$(246.4)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2016

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(228.6)	$(75.8)	$20.2	$55.6	$(228.6)
Other comprehensive income:
Foreign currency translation adjustments	—	—	11.1	—	11.1
Pension and postretirement reclassification adjustment, net of tax	—	1.0	—	—	1.0
Other comprehensive income	—	1.0	11.1	—	12.1
Equity in other comprehensive income (loss) of subsidiaries	12.2	11.1	—	(23.3)	—
Comprehensive income (loss)	$(216.4)	$(63.7)	$31.3	$32.3	$(216.5)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2015

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$114.9	$191.4	$1.3	$(192.7)	$114.9
Other comprehensive income:
Foreign currency translation adjustments	—	—	(49.2)	—	(49.2)
Pension and postretirement reclassification adjustment, net of tax	—	0.1	—	—	0.1
Other comprehensive income (loss)	—	0.1	(49.2)	—	(49.1)
Equity in other comprehensive (loss) income of subsidiaries	(49.1)	(49.2)	—	98.3	—
Comprehensive income (loss)	$65.8	$142.3	$(47.9)	$(94.4)	$65.8

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2017

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	(149.5)	1,047.1	$35.3	$(426.9)	$506.0
Cash flows from investing activities:
Additions to property, plant, and equipment	(4.2)	(137.4)	(18.1)	—	(159.7)
Additions to intangible assets	(25.5)	(0.5)	(0.1)	—	(26.1)
Intercompany transfer	403.4	(402.0)	(38.7)	37.3	—
Proceeds from sale of fixed assets	—	8.3	0.1	—	8.4
Purchase of investments	—	—	(1.2)	—	(1.2)
Proceeds from sale of business unit	—	18.5	0.3	—	18.8
Other	—	—	—	—	—
Net cash provided by (used in) investing activities	373.7	(513.1)	(57.7)	37.3	(159.8)
Cash flows from financing activities:
Net (repayment) borrowing of debt	(252.2)	(2.5)	(0.1)	—	(254.8)
Intercompany transfer	134.7	(531.5)	7.2	389.6	—
Repurchases of common stock	(28.7)	—	—	—	(28.7)
Receipts related to stock-based award activities	12.1	—	—	—	12.1
Payments related to stock-based award activities	(6.9)	—	—	—	(6.9)
Net cash provided by (used in) financing activities	(141.0)	(534.0)	7.1	389.6	(278.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.8	—	2.8
Increase (decrease) in cash and cash equivalents	83.2	—	(12.5)	—	70.7
Cash and cash equivalents, beginning of period	—	0.2	61.9	—	62.1
Cash and cash equivalents, end of period	$83.2	$0.2	$49.4	$—	$132.8

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2016

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(201.2)	$609.4	$13.7	$56.7	$478.6
Cash flows from investing activities:
Additions to property, plant, and equipment	(7.0)	(151.4)	(16.8)	—	(175.2)
Additions to intangible assets	(9.7)	(2.1)	—	—	(11.8)
Intercompany transfer	420.1	(117.8)	—	(302.3)	—
Acquisitions, less cash acquired	(2,687.7)	0.3	43.0	—	(2,644.4)
Proceeds from sale of fixed assets	—	1.7	—	—	1.7
Other	—	(0.6)	(1.0)	—	(1.6)
Net cash (used in) provided by investing activities	(2,284.3)	(269.9)	25.2	(302.3)	(2,831.3)
Cash flows from financing activities:
Net borrowing (repayment) of debt	1,580.3	(3.2)	(0.1)	—	1,577.0
Payment of deferred financing costs	(34.3)	—	—	—	(34.3)
Intercompany transfer	94.1	(336.1)	(3.6)	245.6	—
Net proceeds from issuance of common stock	835.1	—	—	—	835.1
Receipts related to stock-based award activities	8.7	—	—	—	8.7
Payments related to stock-based award activities	(8.8)	—	—	—	(8.8)
Net cash provided by (used in) financing activities	2,475.1	(339.3)	(3.7)	245.6	2,377.7
Effect of exchange rate changes on cash and cash equivalents	—	—	2.2	—	2.2
(Decrease) increase in cash and cash equivalents	(10.4)	0.2	37.4	—	27.2
Cash and cash equivalents, beginning of period	10.4	—	24.5	—	34.9
Cash and cash equivalents, end of period	$—	$0.2	$61.9	$—	$62.1

TREEHOUSE FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Year Ended December 31, 2015

(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$105.3	$357.4	$19.6	$(191.7)	$290.6
Cash flows from investing activities:
Additions to property, plant, and equipment	(0.9)	(64.5)	(7.3)	—	(72.7)
Additions to intangible assets	(11.8)	(1.4)	(0.2)	—	(13.4)
Intercompany transfer	(11.4)	(114.9)	—	126.3	—
Acquisitions, less cash acquired	—	—	—	—	—
Proceeds from sale of fixed assets	—	0.5	0.1	—	0.6
Other	—	—	(0.8)	—	(0.8)
Net cash (used in) provided by investing activities	(24.1)	(180.3)	(8.2)	126.3	(86.3)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(211.5)	(3.7)	(0.1)	—	(215.3)
Payment of deferred financing costs	(0.2)	—	—	—	(0.2)
Intercompany transfer	120.6	(175.0)	(11.0)	65.4	—
Receipts related to stock-based award activities	8.5	—	—	—	8.5
Payments related to stock-based award activities	(6.7)	—	—	—	(6.7)
Other	(0.2)	—	—	—	(0.2)
Net cash provided by (used in) financing activities	(89.5)	(178.7)	(11.1)	65.4	(213.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7.5)	—	(7.5)
(Decrease) increase in cash and cash equivalents	(8.3)	(1.6)	(7.2)	—	(17.1)
Cash and cash equivalents, beginning of period	18.7	1.6	31.7	—	52.0
Cash and cash equivalents, end of period	$10.4	$—	$24.5	$—	$34.9

25.	SUBSEQUENT EVENTS

Battle Creek Full Closure

On January 31, 2018, the Company announced its intention to close its remaining operations in Battle Creek Michigan. In November 2016, the Company announced its initial decision to downsize the Battle Creek facility. Following completion of the first phase of downsizing, it was determined that the remaining operations would not be economically viable. Current production at Battle Creek will be moved to other cereal manufacturing facilities. The decision is consistent with the August 2017 announcement of TreeHouse 2020. The costs to close the remainder of the Battle Creek facility are expected to be approximately $15.2 million, of which approximately $8.8 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $6.4 million, employee-related costs of approximately $2.4 million, and other closure costs of approximately $6.4 million. Total expected costs to close decreased $14.8 million since the initial announcement due to revised estimates.

Visalia Facility Closure

On February 15, 2018, the Company announced the planned closure of its Visalia, California facility by the end of the first quarter of 2019. The plant primarily produces pretzels and cereal snack mixes for the Baked Goods segment.  Current pretzel production will be moved to other TreeHouse manufacturing facilities prior to the plant closure.  The decision is consistent with the August 2017 announcement of TreeHouse 2020. The costs to close the Visalia facility are expected to be approximately $21 million, of which approximately $8 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $13 million, employee-related costs of approximately $3 million, and other closure costs of approximately $5 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2017 includes all of the Company’s subsidiaries. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017. This report is included with this Form 10-K.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of TreeHouse Foods, Inc.  and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 20, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

February 20, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2018 Proxy Statement”) to be filed with the SEC in connection with our 2018 annual meeting of the stockholders under the headings, Directors and Management — Directors and Executive Officers and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2018 Proxy Statement under the headings, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2018 Proxy Statement under the heading, Committee Meetings/Role of the Committees — Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee, and is incorporated herein by reference.

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

The information required by this item is included in the 2018 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2018 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the 1934 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in the 2018 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2018 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2018 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	110

3. Exhibits

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

2.1		Agreement, dated as of November 1, 2015, between ConAgra Foods, Inc. and TreeHouse Foods, Inc. is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 1, 2015.

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

4.3

Fourth Supplemental Indenture, dated as of March 11, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 11, 2014.

4.4

Fifth Supplemental Indenture, dated as of March 11, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated March 11, 2014.

4.5

Sixth Supplemental Indenture, dated as of July 29, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.9 to our Form 10-K filed with the Commission on February 18, 2016.

4.6

Seventh Supplemental Indenture, dated as of August 25, 2014, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.10 to our Form 10-K filed with the Commission on February 18, 2016.

4.7

Eighth Supplemental Indenture, dated as of December 31, 2015, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.11 to our Form 10-K filed with the Commission on February 18, 2016.

4.8

Ninth Supplemental Indenture, dated as of January 29, 2016, among the Company, the subsidiary guarantors part thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 29, 2016.

4.9

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

Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on June 9, 2005.

10	.4**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.

10.5

Amended and Restated Credit Agreement, dated as of February 1, 2016, between the Company and Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 29, 2016.

10.	6

Second Amended and Restated Credit Agreement, dated as of December 1, 2017, between the Company and Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 5, 2017.

10	.7**

Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.

10	.8**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.

10	.9**

First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 5, 2008.

10	.10**

First Amendment to the January 27, 2005 Employment Agreement by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 5, 2008.

10	.11**	Employment Agreement by and between TreeHouse Foods, Inc. and Dennis F. Riordan is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 5, 2008.

10	.12**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.

10	.13**	Second Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.

10	.14**	TreeHouse Foods, Inc. Executive Severance Plan, amended and restated as of February 21, 2014 is incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K dated February 21, 2014.

10	.15**

First Amendment to Employment Agreement, date April 21, 2009, between TreeHouse Foods, Inc. and Dennis F. Riordan is Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2009.

10	.16**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2009.

10	.17**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2015.

10	.18**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2009.

10	.19**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission August 6, 2015.

10	.20**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2015.

10	.21**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Commission August 6, 2015.

10	.22**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filed with the Commission August 6, 2009.

10	.23**	Third Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.32 of our Form 10-K filed with the Commission February 21, 2013.

10	.24**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 2, 2015.

10	.25**

Second Amendment to Employment Agreement, dated January 27, 2005, between TreeHouse Foods, Inc. and Sam K. Reed, dated February 24, 2014 is incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10	.26**

Second Amendment to Employment Agreement, dated January 27, 2005, between TreeHouse Foods, Inc. and Thomas E. O’Neill, dated February 24, 2014 is incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10	.27**

Second Amendment to Employment Agreement, dated November 8, 2007, between TreeHouse Foods, Inc. and Dennis F. Riordan, dated February 21, 2014 is incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K dated February 21, 2014.

10	.28**

Employment Offer Letter, dated November 2, 2016, between TreeHouse Foods, Inc. and Matthew J. Foulston is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2016.

10	.29**

Employment Agreement, dated November 2, 2016, between TreeHouse Foods, Inc. and Matthew J. Foulston is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 3, 2016.

10	.30**

TreeHouse Foods, Inc. Equity and Incentive Plan, as amended and restated effective February 14, 2017 is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission May 4, 2017.

10	.31**

Employment Agreement between TreeHouse Foods, Inc., and Robert B. Aiken, dated June 12, 2017 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2017.

10	.32**

Employment Agreement between TreeHouse Foods, Inc., and Dennis F. Riordan, dated July 10, 2017 is incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission August 8, 2017

12	.1*	Computation of Ratio of Earnings to Fixed Changes.

21	.1*	List of Subsidiaries of the Company.

23	.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.

31	.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS*	XBRL Instance Document.

101	.SCH*	XBRL Taxonomy Extension Schema Document.

101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Matthew J. Foulston
Matthew J. Foulston
Executive Vice President and Chief Financial Officer

February 20, 2018

 Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sam K. Reed	Chairman of the Board,	February 20, 2018
Sam K. Reed	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Matthew J. Foulston	Executive Vice President and	February 20, 2018
Matthew J. Foulston	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ George V. Bayly	Director	February 20, 2018
George V. Bayly

/s/Linda K. Massman	Director	February 20, 2018
Linda K. Massman

/s/ Dennis F. O’Brien	Director	February 20, 2018
Dennis F. O’Brien

/s/ Frank J. O’Connell	Director	February 20, 2018
Frank J. O’Connell

/s/ Ann M. Sardini	Director	February 20, 2018
Ann M. Sardini

/s/ Gary D. Smith	Director	February 20, 2018
Gary D. Smith

/s/ Terdema L. Ussery, II	Director	February 20, 2018
Terdema L. Ussery, II

/s/ David B. Vermylen	Director	February 20, 2018
David B. Vermylen

SCHEDULE II

TREEEHOUSE FOODS, INC.

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2017, 2016 and 2015

Allowance for doubtful accounts	Balance Beginning of Year	Change to Allowance	Acquisitions	Write-Offs of Uncollectible Accounts	Recoveries	Balance End of Year
	(in millions)
2015	$1.3	$—	$—	$(0.7)	$—	$0.6
2016	$0.6	$0.1	$0.6	$(0.4)	$—	$0.9
2017	$0.9	$(0.1)	$—	$(0.2)	$—	$0.6

LIFO Reserve	Balance Beginning of Year	Additions	Reductions	Balance End of Year
	(in millions)
2015	$(20.5)	$(0.9)	$—	$(21.4)
2016	$(21.4)	$(1.9)	$—	$(23.3)	-
2017	$(23.3)	$(4.9)	$—	$(28.2)	-

Deferred Tax Valuation Allowance	Balance Beginning of Year	Additions	Reductions	Balance End of Year
	(in millions)
2015	$(0.9)	$—	$—	$(0.9)
2016	$(0.9)	$(8.0)	$—	$(8.9)	-
2017	$(8.9)	$(6.0)	$—	$(14.9)	-