Form 10-Q
period 2018-03-31
TreeHouse Foods, Inc.
filed 2018-05-03
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018.

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

Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2018: 56,325,844

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128.5	$132.8
Investments	13.7	14.1
Receivables, net (Note 3)	345.2	329.8
Inventories	940.6	918.3
Prepaid expenses and other current assets	104.9	89.7
Total current assets	1,532.9	1,484.7
Property, plant, and equipment, net	1,279.2	1,294.4
Goodwill	2,178.7	2,182.0
Intangible assets, net	752.8	773.0
Other assets, net	41.9	45.2
Total assets	$5,785.5	$5,779.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$648.7	$589.7
Current portion of long-term debt	10.1	10.1
Total current liabilities	658.8	599.8
Long-term debt	2,533.2	2,535.7
Deferred income taxes	175.8	178.4
Other long-term liabilities	197.9	202.1
Total liabilities	3,565.7	3,516.0
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.4 and 56.6 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(45.8)	(28.7)
Additional paid-in capital	2,124.2	2,107.0
Retained earnings	213.3	245.9
Accumulated other comprehensive loss	(72.5)	(61.5)
Total stockholders’ equity	2,219.8	2,263.3
Total liabilities and stockholders’ equity	$5,785.5	$5,779.3

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Net sales	$1,481.2	$1,536.2
Cost of sales	1,249.3	1,249.8
Gross profit	231.9	286.4
Operating expenses:
Selling and distribution	108.4	104.6
General and administrative	81.1	79.1
Amortization expense	22.2	28.6
Other operating expense, net	28.9	6.8
Total operating expenses	240.6	219.1
Operating (loss) income	(8.7)	67.3
Other expense:
Interest expense	28.5	29.7
Interest income	(2.0)	(2.8)
Loss on foreign currency exchange	2.5	0.1
Other expense, net	6.2	0.6
Total other expense	35.2	27.6
(Loss) income before income taxes	(43.9)	39.7
Income taxes	(9.8)	11.5
Net (loss) income	$(34.1)	$28.2

Net (loss) earnings per common share:
Basic	$(0.60)	$0.50
Diluted	$(0.60)	$0.49
Weighted average common shares:
Basic	56.5	56.9
Diluted	56.5	57.6

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Net (loss) income	$(34.1)	$28.2

Other comprehensive income:
Foreign currency translation adjustments (1)	(10.1)	3.6
Pension and postretirement reclassification adjustment (2)	0.2	0.3
Adoption of ASU 2018-02 reclassification to retained earnings	(1.1)	—
Other comprehensive (loss) income	(11.0)	3.9

Comprehensive (loss) income	$(45.1)	$32.1

(1)	The tax impact for the three months ended March 31, 2018 was insignificant.
(2)	Net of tax of $0.2 million for the three months ended March 31, 2017.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(34.1)	$28.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	67.0	72.4
Stock-based compensation	16.3	7.5
Other	13.4	(15.0)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(16.5)	45.0
Inventories	(24.9)	(10.6)
Prepaid expenses and other assets	(10.5)	3.3
Accounts payable, accrued expenses, and other liabilities	47.1	(52.3)
Net cash provided by operating activities	57.8	78.5
Cash flows from investing activities:
Additions to property, plant, and equipment	(38.5)	(34.7)
Additions to intangible assets	(2.9)	(8.7)
Proceeds from sale of fixed assets	—	0.2
Other	(0.3)	(0.3)
Net cash used in investing activities	(41.7)	(43.5)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	5.9	115.0
Payments under Revolving Credit Facility	(5.9)	(137.0)
Payments on capitalized lease obligations and other debt	(0.3)	(1.4)
Payments on Term Loans	(3.5)	(12.7)
Repurchases of common stock	(17.1)	—
Receipts related to stock-based award activities	1.9	6.7
Payments related to stock-based award activities	(1.1)	(0.9)
Net cash used in financing activities	(20.1)	(30.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.4
Net (decrease) increase in cash and cash equivalents	(4.3)	5.1
Cash and cash equivalents, beginning of period	132.8	62.1
Cash and cash equivalents, end of period	$128.5	$67.2

Supplemental cash flow disclosures
Interest paid	44.3	43.7
Income taxes paid	2.4	6.2

Non-cash investing activities:
Accrued purchase of property and equipment	21.0	12.3
Accrued other intangible assets	4.8	5.7

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2018

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the “Company,” “TreeHouse,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of annual results.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

2. RESTRUCTURING AND MARGIN IMPROVEMENT ACTIVITIES

The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. These activities are aggregated into three categories: (1) Structure to Win – a selling, general, and administrative reduction initiative; (2) TreeHouse 2020 – a long-term growth and margin improvement strategy; and (3) Pre-2020 other restructuring and plant closing costs. For additional detail on each activity, see subsequent sections of this note. Total costs associated with these categories are outlined below:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(In millions)
Structure to Win	$8.4	$—
TreeHouse 2020	27.7	—
Other Restructuring and Plant Closing Costs	2.5	11.0
Total	$38.6	$11.0

Expenses associated with these programs are recorded in the Cost of sales and Other operating expense, net lines in the Condensed Consolidated Statements of Operations.  The Company does not allocate restructuring and margin improvement activities costs to reportable segments when evaluating the performance of its segments.  As a result, restructuring and margin improvement activities costs by reportable segment has not been presented. See Note 20 for more information.

Below is a summary of costs by line item:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(In millions)
Cost of sales	$9.7	$4.2
Other operating expenses, net	28.9	6.8
Total	$38.6	$11.0

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Structure to Win

In the first quarter of 2018, the Company announced an Operating expenses improvement program (“Structure to Win”) designed to align our organization structure with strategic priorities.  The program is intended to support operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean customer focused go-to-market team, centralized supply chain, and streamlined back office.  We expect to spend $30.1 million in 2018 primarily on employee-related costs and consulting services.

All of the costs associated with Structure to Win are recorded in the Other operating expense, net line of the Condensed Consolidated Statements of Operations.  Below is a summary of costs by type associated with this program:

	Three Months Ended	Cumulative Costs	Total Expected
	March 31, 2018	To Date	Costs
	(In millions)
Employee-related	$5.5	$5.5	$16.0
Other costs	2.9	2.9	14.1
Total	$8.4	$8.4	$30.1

For the three months ended March 31, 2018, employee-related costs primarily consisted of severance and other costs primarily consisted of consulting services. These costs were recorded in the Other operating expense, net line.  There were no costs related to this program during the three months ended March 31, 2017.

TreeHouse 2020

In the third quarter of 2017, the Company announced TreeHouse 2020, a program intended to accelerate long-term growth through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance.  The Company’s workstreams related to these activities and selling, general, and administrative reductions continue to deliver value by increasing our capacity utilization, expanding operating margins, and streamlining our plant structure to optimize our supply chain.  TreeHouse 2020 is expected to produce significant savings to achieve our operating margin expansion targets creating reinvestment opportunities to drive future growth.

This program began in 2017 and will be executed in multiple phases through 2020.  The key elements of Phase 1 include the closure of the Company’s Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility, which are successfully tracking toward their closure dates noted in the table below.  Key elements of Phase 2, which was announced in the first quarter of 2018, include the closure of the Company’s Visalia, CA and Battle Creek, MI facilities.

The key information regarding the Company’s announced facility closures related to TreeHouse 2020 is outlined in the table below:

Facility Location	Date of Closure Announcement	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
Dothan, Alabama	August 3, 2017	Partial closure Q2 2018	Trail mix and snack nuts	Snacks	$5.7	$3.0
Brooklyn Park, Minnesota	August 3, 2017	Completed in Q4 2017	Dry dinners	Baked Goods	19.5	12.2
Plymouth, Indiana	August 3, 2017	Completed in Q4 2017	Pickles	Condiments	19.3	14.5
Battle Creek, Michigan	January 31, 2018	Mid-2019	Ready-to-eat cereal	Meals	18.2	11.8
Visalia, California	February 15, 2018	Q1 2019	Pretzels	Baked Goods	23.6	11.0
					$86.3	$52.5

Below is a summary of costs by type associated with TreeHouse 2020:

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Cumulative Costs	Total Expected
	March 31, 2018	To Date	Costs
	(In millions)
Asset-related	$5.3	$43.6	$73.0
Employee-related	8.4	17.5	84.0
Other costs	14.0	24.3	183.0
Total	$27.7	$85.4	$340.0

For the three months ended March 31, 2018, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of third-party costs.  Asset-related costs were recorded in the Cost of sales line while employee-related and other costs were primarily recorded in the Other operating expense, net line of the Condensed Consolidated Statement of Operations. Total expected cost increased primarily due to the closure of the Visalia and Battle Creek plants announced in the first quarter of 2018.  There were no costs related to the TreeHouse 2020 program during the three months ended March 31, 2017.

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

Pre-TreeHouse 2020 facility closures and downsizing:

Facility Location	Date of Closure Announcement	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
					(In millions)
City of Industry, California	November 18, 2015	Completed in Q3 2016	Liquid non-dairy creamer and refrigerated salad dressings	Beverages, Condiments	$6.8	$3.6
Ayer, Massachusetts	April 5, 2016	Completed in Q3 2017	Mayonnaise	Condiments	5.6	4.0
Azusa, California	May 24, 2016	Completed in Q3 2017	Bars and fruit snacks	Snacks	21.2	17.0
Ripon, Wisconsin	May 24, 2016	Completed in Q4 2016	Sugar wafer cookies	Baked Goods	0.8	1.0
Delta, British Columbia	November 3, 2016	Completed in Q1 2018	Frozen griddle products	Baked Goods	3.7	2.7
Battle Creek, Michigan	November 3, 2016	(1)	Ready-to-eat cereal	Meals	10.4	2.2
					$48.5	$30.5

(1)

The downsizing of this facility began in January 2017 and is expected to last approximately 15 months. On January 31, 2018, the Company announced the full closure of this facility. The costs associated with the full closure are included in the TreeHouse 2020 section of this footnote.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the plant closing costs by type of cost:

	Three Months Ended	Three Months Ended	Cumulative Costs	Total Expected
	March 31, 2018	March 31, 2017	To Date	Costs
	(In millions)
Asset-related	$0.9	$4.4	$18.0	$18.0
Employee-related	—	2.5	10.5	11.2
Other closure costs	(0.1)	2.5	18.4	19.3
Total	$0.8	$9.4	$46.9	$48.5

For the three months ended March 31, 2018, asset-related costs primarily consisted of inventory dispositions and were recorded in the Cost of sales line of the Condensed Consolidated Statement of Operations. Employee-related and other closure costs were recorded in the Other operating expense, net line.

Other cost reduction activities not related to our plant closings above totaled $1.7 million for the three months ended March 31, 2018 and were primarily the result of a Private Brands plant closure initiated prior to TreeHouse’s acquisition.  Other cost reduction activities were $1.6 million for the three months ended March 31, 2017.

Liabilities recorded as of March 31, 2018 associated with total exit cost reserves relate to severance, the partial withdrawal from a multiemployer pension plan, and lease termination costs. The severance and lease termination liabilities were included in the Accounts payable and accrued expenses line of the Condensed Consolidated Balance Sheets, while the multiemployer pension plan withdrawal liability was included in the Other long-term liabilities line of the Condensed Consolidated Balance Sheets. The table below presents a reconciliation of the liabilities as of March 31, 2018:

	Severance	Multiemployer Pension Plan Withdrawal	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2017	$6.1	$0.8	$2.7	$9.6
Expense	6.7	—	—	6.7
Payments	(3.7)	—	(2.0)	(5.7)
Adjustments	—	—	(0.7)	(0.7)
Balance as of March 31, 2018	$9.1	$0.8	$—	$9.9

3. REVENUE RECOGNITION

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method. See Note 21 for additional information.  As a result of the adoption of Topic 606, we have updated our accounting policy for revenue recognition as follows:

Nature of products

We manufacture and sell the following:

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;
•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;
•	branded products under our own proprietary brands, primarily on a regional basis to retailers;
•	branded products under co-pack agreements to other major branded companies for their distributions; and
•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Disaggregation of revenue

In the following tables, segment revenue is disaggregated by segment and product category groups.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Products:
Retail bakery	$177.1	$182.6
Baked products	168.9	158.5
Total Baked Goods	346.0	341.1
Beverages	171.4	183.1
Beverage enhancers	77.7	84.9
Total Beverages	249.1	268.0
Dressings and sauces	246.2	237.3
Pickles	69.0	72.8
Total Condiments	315.2	310.1
Pasta and dry dinners	142.0	133.6
Cereals and other meals (1)	135.0	190.4
Total Meals	277.0	324.0
Snack nuts	202.4	186.5
Trail mix and bars	91.5	104.1
Total Snacks	293.9	290.6
Unallocated net sales	—	2.4
Total net sales	$1,481.2	$1,536.2
(1)	On May 22, 2017, the Company sold the soup and infant feeding business (“SIF”). Included within this category, was $42.6 million of SIF related sales for the three months ended March 31, 2017.

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  The Company’s performance obligations are food and beverage products.

Revenue recognition is completed on a point in time basis when product control is transferred to the customer.  In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms, as the customer can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time.

Customer contracts generally do not include more than one performance obligation.  When a contract does contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price.  The standalone selling price for each distinct good is generally determined by directly observable data.

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of March 31, 2018.

Significant Payment Terms

Our customer contracts identify the product, quantity, price, payment and final delivery terms.  Payment terms usually include early pay discounts.  We grant payment terms consistent with industry standards. Although some payment terms may be more extended, no terms beyond one year are granted at contract inception.  As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be one year or less.

Taxes

Taxes collected by the Company, which are assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions, are normally excluded from revenue.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping

All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are in included in the cost of sales; this includes shipping and handling costs after control over a product has transferred to a customer.

Variable Consideration

In addition to fixed contract consideration, most contracts include some form of variable consideration.  The most common forms of variable consideration include discounts, rebates and sales returns and allowances.  Variable consideration is treated as a reduction in revenue when product revenue is recognized.  Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration.  We believe there will not be significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers.  The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.  Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration.

Warranties & Returns

TreeHouse provides all customers with a standard or assurance type warranty.  Either stated or implied, the Company provides assurance the related products will comply with all agreed-upon specifications and other warranties provided under the law.   No services beyond an assurance warranty are provided to customers.

The Company does not grant a general right of return.  However, customers may return defective or non-conforming products.  Customer remedies may include either a cash refund or an exchange of the product.  As a result, the right of return and related refund liability is estimated and recorded as a reduction in revenue.  This return estimate is reviewed and updated each period and is based on historical sales and return experience.

Contract balances

Contract asset and liability balances as of March 31, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances because of transactions with customers.

Contract Costs

We have identified certain incremental costs to obtain a contract, primarily sales commissions, requiring capitalization under the new standard.  The Company continues to expense these costs as incurred because the amortization period for the costs would have been one year or less.  The Company does not incur significant fulfillment costs requiring capitalization.

Impact of Adoption

The following tables summarize the impact of our adoption of Topic 606 on a modified retrospective basis on select Condensed Consolidated Balance Sheet items.  There were no material impacts to the Condensed Consolidated Statement of Operations or the

Condensed Consolidated Statement of Cash Flows.  Upon adoption, the Company reclassified certain customer liabilities related to customer trade promotional activity from accounts receivable to current liabilities.

Condensed Consolidated Balance Sheets (in millions)
	As of the Period Ended March 31, 2018
	Unadjusted	Adoption of ASC 606	Effect of Change Higher / (Lower)
Receivables, net	$294.2	$345.2	$51.0
Accounts payable and accrued expenses	$597.7	$648.7	$51.0

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. RECEIVABLES SALES AGREEMENT

In December 2017, the Company entered into an agreement (the “Receivables Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to an unrelated third-party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Condensed Consolidated Balance Sheet. The Receivables Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party. The maximum receivables that may be sold at any time is $200.0 million.

For the quarter ended March 31, 2018, $183.1 million of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included within the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables is $0.6 million for the quarter ended March 31, 2018 and is included in the Other expense, net line in the Condensed Consolidated Statements of Operations.

The Company has no retained interest in the receivables sold under the program above, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of March 31, 2018, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	March 31,	December 31,
	2018	2017
	(In millions)
Raw materials and supplies	$450.0	$416.5
Finished goods	519.5	530.0
LIFO reserve	(28.9)	(28.2)
Total inventories	$940.6	$918.3

Inventory was generally accounted for under the FIFO method and a portion was accounted for under the last-in, first-out (“LIFO”) method. Approximately $65.9 million and $92.9 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2018 and December 31, 2017, respectively. In the first quarter of 2018, the Company changed the inventory costing methodology for a portion of the Snacks segment from weighted average cost to FIFO.  The FIFO costing method was preferable to the prior method used as it aligns all of the Snacks inventory costing with the majority of the Company, allows for more accurate matching of revenues and expenses, and is a more common industry practice.  The change in costing methodology was not material to the presented periods.  As such, prior period information was not retrospectively revised, and the impact of the change was recorded in the period ended March 31, 2018.

6. PROPERTY, PLANT, AND EQUIPMENT

	March 31,	December 31,
	2018	2017
	(In millions)
Land	$70.0	$69.8
Buildings and improvements	460.4	454.6
Machinery and equipment	1,310.1	1,310.2
Construction in progress	102.2	93.8
Total	1,942.7	1,928.4
Less accumulated depreciation	(663.5)	(634.0)
Property, plant, and equipment, net	$1,279.2	$1,294.4

Depreciation expense was $44.8 million and $43.8 million for the three months ended March 31, 2018 and 2017, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. GOODWILL AND INTANGIBLE ASSETS

	Baked
	Goods	Beverages	Condiments	Meals	Snacks	Total
	(In millions)
Goodwill	$555.6	$716.7	$449.5	$471.7	$609.8	$2,803.3
Accumulated impairment losses	—	—	(11.5)	—	(609.8)	(621.3)
Balance at January 1, 2018	555.6	716.7	438.0	471.7	—	2,182.0
Foreign currency exchange adjustments	—	(1.4)	(1.9)	—	—	(3.3)
Balance at March 31, 2018	$555.6	$715.3	$436.1	$471.7	$—	$2,178.7

Indefinite Lived Intangible Assets

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(In millions)
Trademarks	$22.3	$22.8
Total indefinite lived intangibles	$22.3	$22.8

The decrease in the indefinite lived intangibles balance is due to foreign currency translation.

Finite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets with finite lives as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
	Gross		Net	Gross			Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Losses	Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$961.7	$(347.7)	$614.0	$1,265.4	$(361.4)	$(273.3)	$630.7
Contractual agreements	3.0	(3.0)	—	3.0	(3.0)	—	—
Trademarks	69.4	(29.9)	39.5	69.6	(28.7)	—	40.9
Formulas/recipes	33.8	(19.6)	14.2	33.8	(18.3)	—	15.5
Computer software	141.9	(79.1)	62.8	137.8	(74.7)	—	63.1
Total finite lived intangibles	$1,209.8	$(479.3)	$730.5	$1,509.6	$(486.1)	$(273.3)	$750.2

Total intangible assets, excluding goodwill, as of March 31, 2018 and December 31, 2017 were $752.8 million and $773.0 million, respectively. Amortization expense on intangible assets for the three months ended March 31, 2018 and 2017 was $22.2 million and $28.6 million, respectively. Estimated amortization expense on intangible assets for 2018 and the next four years is as follows:

(In millions)
2018	$85.0
2019	82.5
2020	80.3
2021	71.5
2022	67.6

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31,	December 31,
	2018	2017
	(In millions)
Accounts payable	$468.4	$451.3
Payroll and benefits	68.7	59.9
Trade promotion liabilities (1)	51.0	—
Health insurance, workers’ compensation, and other insurance costs	27.1	28.7
Marketing expenses	8.4	10.4
Interest	7.8	23.8
Taxes	4.5	7.4
Other accrued liabilities	12.8	8.2
Total	$648.7	$589.7

(1)

The trade promotion liabilities relate to a reclassification of certain customer liabilities related to customer trade promotional activity from accounts receivable to current liabilities due to the adoption of Topic 606. See Note 3 for more information.

9. INCOME TAXES

Income taxes were recorded at an effective rate of 22.3% and 29.0% for the three months ended March 31, 2018 and 2017, respectively. The change in the effective tax rates for the three months ended March 31, 2018 compared to March 31, 2017 was primarily a result of the decrease in the U.S. Federal statutory tax rate and an increase in non-deductible executive compensation expense.  Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the impact of non-deductible stock compensation expense, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. In addition, the Company’s effective tax rate for the three months ended March 31, 2018 reflects a discrete expense with a rate impact of approximately (1.76%) attributable to the vesting and exercise of share-based awards.

The Internal Revenue Service (“IRS”) completed their examination of the TreeHouse Foods, Inc. & Subsidiaries’ 2015 tax year, resulting in an insignificant impact to income tax expense during the quarter. Our Canadian operations are under exam by the Canadian Revenue Agency (“CRA”) for tax years 2008 through 2015.  These examinations are expected to be completed in 2018 or 2019. The Italian Agency of Revenue (“IAR”) is examining the 2007 through 2009 and 2013 tax years of our Italian operations.  The IAR examinations are not expected to be completed prior to 2020 due to a backlog of appeals before the agency. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2018.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $9.7 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $1.4 million of the $9.7 million would affect net income when settled.

Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act made significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, the transition of U.S. international taxation from a worldwide tax system to a territorial system, allowing for the full expensing of certain qualified property and a one-time transition tax on the mandatory repatriation of cumulative foreign earnings.

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.

For the period ended December 31, 2017, the Company recorded a provisional net tax benefit of $104.2 million primarily consisting of (1) a $108.4 million benefit related to adjustments to our net deferred tax liability and (2) a $9.6 million expense related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.  No adjustments were recorded to the provisional benefit during the period ended March 31, 2018.

The Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low Taxed Income or “GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder.  The FASB allows an entity to make an accounting policy election of either (1) treating taxes due of future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into the company’s measurement of deferred taxes.  We continue to assess the impact of GILTI and have not yet made an accounting policy election.

As the Company has not completed its analysis of the impact of the Tax Act the net tax benefit of $104.2 million remains provisional and is subject to change due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. We expect to complete our analysis within the one-year measurement period allowed by SAB 118.

10. LONG-TERM DEBT

	March 31,	December 31,
	2018	2017
	(In millions)
Term Loan A	$497.5	$498.8
Term Loan A-1	895.5	897.8
2022 Notes	400.0	400.0
2024 Notes	775.0	775.0
Other debt	2.8	3.1
Total outstanding debt	2,570.8	2,574.6
Deferred financing costs	(27.5)	(28.8)
Less current portion	(10.1)	(10.1)
Total long-term debt	$2,533.2	$2,535.7

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

The Revolving Credit Facility, Term Loan A, and Term Loan A-1 are known collectively as the “Amended and Restated Credit Agreement.” The Company’s average interest rate on debt outstanding under its Amended and Restated Credit Agreement for the three months ended March 31, 2018 was 3.22%. Including the $875 million of interest rate swap agreements in effect as of March 31, 2018 with a weighted average fixed interest rate base of approximately 1.40%, the average rate decreases to 2.99%.

Revolving Credit Facility — As of March 31, 2018, $716.0 million of the aggregate commitment of $750 million of the Revolving Credit Facility was available. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of March 31, 2018, there were $34.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. STOCKHOLDERS’ EQUITY

Share Repurchase Authorization

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in the fourteen months following November 6, 2017. The Company plans to repurchase $50 million shares through the plan and up to another $100 million opportunistically (total annual cap of $150 million). Any shares repurchased will be held as treasury stock.

For the three months ended March 31, 2018, the Company repurchased approximately 0.4 million shares of common stock for a total of $17.1 million.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share data)
Net (loss) income	$(34.1)	$28.2

Weighted average common shares outstanding	56.5	56.9
Assumed exercise/vesting of equity awards (1)	—	0.7
Weighted average diluted common shares outstanding	56.5	57.6

Net earnings per basic share	$(0.60)	$0.50
Net earnings per diluted share	$(0.60)	$0.49

(1)

Incremental shares from equity awards are computed using the treasury stock method. For the three months ended March 31, 2018, weighted average common shares outstanding is the same for the computations of basic and diluted shares because the Company had a net loss for the period.  Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 2.1 million and 1.6 million for the three months ended March 31, 2018 and 2017, respectively.

13. STOCK-BASED COMPENSATION

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

Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation. The maximum number of shares available to be awarded under the Plan is approximately 16.1 million, of which approximately 3.1 million remain available at March 31, 2018.

Income before income taxes for the three months ended March 31, 2018 and 2017 includes stock-based compensation expense for employees and directors of $16.3 million and $7.5 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $4.0 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively.

In the first quarter of 2018, the Company entered into an amended employment agreement with our former Chief Executive Officer, Sam K. Reed. The amended plan resulted in the modification of his outstanding equity awards accelerating the vesting dates, changing outstanding performance units to vest at target, and extending the exercisability of options outstanding. Modification of the existing awards resulted in a charge of $10.0 million in the three months ended March 31, 2018. The impact of this modification on expense recognized for stock options, restricted units, and performance units was $1.2 million, $3.8 million, and $5.0 million, respectively.

 Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2018. Stock options generally vest in approximately three equal installments on each of the first three anniversaries of the grant date and expire ten years from the grant date.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Employee	Exercise	Contractual	Intrinsic
	Options	Price	Term (yrs)	Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2017	2,099	$71.46	6.1	$5.9
Forfeited	(36)	87.90
Exercised	(80)	24.06
Expired	(7)	91.73
Outstanding, at March 31, 2018	1,976	72.99	6.0	2.0
Vested/expected to vest, at March 31, 2018	1,927	72.66	6.0	2.0
Exercisable, at March 31, 2018	1,395	66.89	5.0	2.0

	Three Months Ended March 31,
	2018	2017
	(In millions)
Compensation expense	$2.7	$1.8
Intrinsic value of stock options exercised	1.5	4.5
Tax benefit recognized from stock option exercises	—	1.7

Compensation costs related to unvested options totaled $7.4 million at March 31, 2018 and will be recognized over the remaining vesting period of the grants, which averages 1.7 years. The Company uses the Black-Scholes option pricing model to value its stock option awards.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of March 31, 2018, 91 thousand director restricted stock units have been earned and deferred.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2018:

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2017	547	$85.41	117	$60.21
Granted	636	38.32	36	38.27
Vested	(82)	83.93	(25)	61.20
Forfeited	(28)	86.43	(1)	84.66
Outstanding, at March 31, 2018	1,073	57.57	127	53.77

	Three Months Ended March 31,
	2018	2017
	(In millions)
Compensation expense	$8.3	$4.7
Fair value of vested restricted stock units	4.3	2.9
Tax benefit recognized from vested restricted stock units	1.0	1.1

Future compensation costs related to restricted stock units are approximately $37.1 million as of March 31, 2018 and will be recognized on a weighted average basis over the next 2.3 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. During the three months ended March 31, 2018, no performance units were converted into shares of common stock.

The following table summarizes the performance unit activity during the three months ended March 31, 2018:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2017	264	$86.13
Granted	141	38.27
Forfeited	(5)	87.46
Unvested, at March 31, 2018	400	69.27

	Three Months Ended March 31,
	2018	2017
	(In millions)
Compensation expense	$5.3	$1.0

Future compensation costs related to the performance units are estimated to be approximately $3.2 million as of March 31, 2018 and are expected to be recognized over the next 2.6 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax, except for the foreign currency translation adjustment:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In millions)
Balance at December 31, 2017	$(57.2)	$(4.3)	$(61.5)
Other comprehensive loss	(10.1)	—	(10.1)
Reclassifications from accumulated other comprehensive loss	—	0.2	0.2
Reclassifications from accumulated other comprehensive loss - Adoption of ASU 2018-02	—	(1.1)	(1.1)
Other comprehensive loss	(10.1)	(0.9)	(11.0)
Balance at March 31, 2018	$(67.3)	$(5.2)	$(72.5)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In millions)
Balance at December 31, 2016	$(89.4)	$(11.9)	$(101.3)
Other comprehensive income	3.6	—	3.6
Reclassifications from accumulated other comprehensive loss	—	0.3	0.3
Other comprehensive income	3.6	0.3	3.9
Balance at March 31, 2017	$(85.8)	$(11.6)	$(97.4)

(1)	The foreign currency translation adjustment tax impact was insignificant.
(2)

The unrecognized pension and postretirement benefits reclassification is presented net of tax of $0.2 million for the three months ended March 31, 2017. The tax impact for the three months ended March 31, 2018 was insignificant. Also included is a $(1.1) million adjustment related to adoption of ASU 2018-02 (see Note 21 for more information).

The Condensed Consolidated Statements of Operations lines impacted by reclassifications out of Accumulated other comprehensive loss are outlined below:

			Affected line in
	Reclassifications from Accumulated		the Condensed Consolidated
	Other Comprehensive Loss		Statements of Operations
	Three Months Ended March 31,
	2018	2017
	(In millions)
Amortization of defined benefit pension and postretirement items:
Prior service costs	$—	$0.1	Cost of Sales
Unrecognized net loss	0.2	0.4	Other expense, net
Total before tax	0.2	0.5
Income taxes	—	0.2	Income taxes
Adoption of ASU 2018-02	(1.1)	—	Income taxes
Net of tax	$(0.9)	$0.3

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

Components of net periodic pension expense are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Service cost	$0.6	$1.2
Interest cost	2.9	4.0
Expected return on plan assets	(4.0)	(4.7)
Amortization of unrecognized prior service cost	—	0.1
Amortization of unrecognized net loss	0.2	0.4
Net periodic pension cost	$(0.3)	$1.0

The Company expects to contribute approximately $1.5 million to the pension plans during 2018.

Components of net periodic postretirement expense are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Interest cost	$0.3	$0.3
Net periodic postretirement cost	$0.3	$0.3

The Company expects to contribute approximately $1.8 million to the postretirement health plans during 2018.

The service cost components of net periodic pension and postretirement costs were recorded in the Cost of sales line and the other components were recorded in the Other expense, net line of the Condensed Consolidated Statements of Operations.

16. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three months ended March 31, 2018 and 2017, which consisted of the following:

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Restructuring and margin improvement activities	$28.9	$6.8
Total other operating expense, net	$28.9	$6.8

17. COMMITMENTS AND CONTINGENCIES

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, describing the nature of the case and issued involved, as well as setting forth a proposed discovery and briefing schedule for the Court’s consideration.

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the Parties. The parties filed a joint status report on the progress of the related litigation on October 26, 2017.  The parties filed an additional status report with the Court on March 12, 2018.  There is no set status date in Lavin at this time.

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

Interest Rate Risk - The Company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps to hedge our exposure to changes in interest rates, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions, with a bias toward fixed-rate debt.

As of March 31, 2018, the Company had entered into $2.1 billion of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $2.1 billion in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 2.22%  through February 28, 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recorded in the Condensed Consolidated Statements of Operations, with their fair value recorded on the Condensed Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Risk - Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Operations, with their fair value recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2018, the Company had $63.7 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2018 and 2019.

Commodity Risk - Certain commodities we use in the production and distribution of our products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements of Operations.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of March 31, 2018, the Company had outstanding contracts for the purchase of 0.2 million megawatts of electricity, expiring throughout 2018, 2019, and 2020; 10.4 million gallons of diesel, expiring throughout 2018; and 5.3 million dekatherms of natural gas, expiring throughout 2018 and 2019.

 The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets:

	Balance Sheet Location	March 31, 2018	December 31, 2017
		(In millions)
Asset Derivatives
Commodity contracts	Prepaid expenses and other current assets	$1.1	$2.7
Foreign currency contracts	Prepaid expenses and other current assets	2.2	0.5
Interest rate swap agreements	Prepaid expenses and other current assets	14.1	11.9
		$17.4	$15.1
Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$0.6	$1.2
Interest rate swap agreements	Accounts payable and accrued expenses	8.6	—
		$9.2	$1.2

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

		Three Months Ended
	Location of Gain (Loss)	March 31,
	Recognized in Net (Loss) Income	2018	2017
		(In millions)
Mark-to-market unrealized (loss) gain:
Commodity contracts	Other expense, net	$(1.0)	$(1.1)
Foreign currency contracts	Other expense, net	1.8	(0.1)
Interest rate swap agreements	Other expense, net	(6.4)	1.0
Total unrealized loss		(5.6)	(0.2)
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	2.4	0.5
Foreign currency contracts	Cost of sales	0.6	0.2
Interest rate swap agreements	Interest expense	0.8	(0.1)
Total realized gain		3.8	0.6
Total (loss) gain		$(1.8)	$0.4

19. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In millions)		(In millions)
Not recorded at fair value (liability):
Term Loan A	$(497.5)	$(499.1)	$(498.8)	$(500.7)	2
Term Loan A-1	(895.5)	(897.2)	(897.8)	(900.0)	2
2022 Notes	(400.0)	(399.0)	(400.0)	(405.0)	2
2024 Notes	(775.0)	(780.8)	(775.0)	(806.0)	2
Recorded on a recurring basis at fair value asset (liability):
Commodity contracts	$0.5	$0.5	$1.5	$1.5	2
Foreign currency contracts	2.2	2.2	0.5	0.5	2
Interest rate swap agreements	5.5	5.5	11.9	11.9	2
Investments	13.7	13.7	14.1	14.1	1

Cash and cash equivalents and accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable are financial liabilities with carrying values that approximate fair value.

The fair values of Term Loan A, Term Loan A-1, 2022 Notes, 2024 Notes, commodity contracts, foreign currency contracts, and interest rate swap agreements are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair values of the Company’s 2022 Notes and 2024 Notes were estimated based on quoted market prices for similar instruments, where the inputs are considered Level 2, due to their infrequent trading volume. The fair values of the commodity contracts, foreign currency contracts, and interest rate swap agreements are based on an analysis comparing the contract rates to the market rates at the balance sheet date. The commodity contracts, foreign currency contracts, and interest rate swap agreements are recorded at fair value on the Condensed Consolidated Balance Sheets.

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income. Direct operating income is defined as gross profit less freight out, sales commissions, and direct selling, general, and administrative expenses.  The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling, general, and administrative expenses, unallocated costs of sales, and unallocated corporate expenses (amortization expense and other operating expense). The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Net sales to external customers:
Baked Goods	$346.0	$341.1
Beverages	249.1	268.0
Condiments	315.2	310.1
Meals	277.0	324.0
Snacks	293.9	290.6
Unallocated	—	2.4
Total	$1,481.2	$1,536.2
Direct operating income:
Baked Goods	$28.0	$41.9
Beverages	39.4	58.7
Condiments	27.2	31.7
Meals	29.9	34.0
Snacks	6.7	12.5
Total	131.2	178.8
Unallocated selling, general, and administrative expenses	(81.3)	(80.0)
Unallocated cost of sales (1)	(7.5)	1.5
Unallocated corporate expense and other (1)	(51.1)	(33.0)
Operating (loss) income	(8.7)	67.3
Other expense	(35.2)	(27.6)
(Loss) income before income taxes	$(43.9)	$39.7

(1)	Includes charges related to restructuring and margin improvement activities, and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 8.3% of total consolidated net sales in the three months ended March 31, 2018 and 2017 with 6.2% and 6.6% of total consolidated net sales going to Canada, respectively. Sales are determined based on the customer destination where the products are shipped.  The Company held 12.0% and 11.0% of its property, plant, and equipment outside of the United States as of March 31, 2018 and 2017, respectively.

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 23.3% and 20.5% of consolidated net sales in the three months ended March 31, 2018 and 2017, respectively.  No other customer accounted for more than 10% of our consolidated net sales during these periods.

21. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2014, the FASB issued Topic 606, which introduced a new framework to be used when recognizing revenue to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  Topic 606 supersedes the revenue recognition requirements under Topic 605 “Revenue Recognition”.  On January 1, 2018, we adopted Topic 606 using the modified retrospective method and elected to apply guidance retrospectively to all contracts that were not completed as of January 1, 2018.  Under the modified retrospective method, periods beginning January 1, 2018 are presented under Topic 606 while prior periods continue to be presented under Topic 605.  We have determined that the cumulative effect on net income and the opening balance sheet caused by adopting Topic 606 effective January 1, 2018 is immaterial.  See Note 3 for additional information on revenue recognition.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts on the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and is required to be applied retrospectively. The Company adopted this standard as of January 1, 2018.  For the periods presented within this Form 10-Q, the Company does not have any restricted cash balances reported. No adjustments are required.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this ASU should be applied retrospectively. The Company adopted this ASU on January 1, 2018. The adoption of this ASU did not result in any changes to our financial statements as we were already compliant with the changes or they did not apply.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which revises how employers that sponsor defined benefit pension and other postretirement plans present net periodic benefit cost. The ASU requires an employer to present the service cost component in the same income statement line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires adoption on a retrospective basis for the presentation of net benefit cost components. The Company adopted this standard as of January 1, 2018. The Company recorded the service cost component of net benefit cost ($0.6 million) in the Cost of sales line and the other components of net benefit cost in the Other expense, net line of the Condensed Consolidated Statements of Operations.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  This ASU requires an entity to recognize the consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This ASU was issued as part of a simplification initiative.  The ASU is effective on a modified retrospective basis for fiscal years, and interim periods within those years, beginning after September 15, 2017.  The Company adopted the ASU on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings during the first quarter of 2018, the impact of which was not significant.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated AOCI, which allows an entity to elect to reclassify the deferred tax effects, including any related valuation allowance, resulting from the application of the Tax Act from AOCI to retained earnings.  The amendment in this ASU essentially eliminates the stranded deferred tax effects in AOCI resulting from the enactment of the Tax Act.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal income tax rate in the Tax Act is recognized.  The Company adopted this ASU in the first quarter of 2018 and elected to reclassify the deferred tax effects due to the decrease in the U.S. Federal statutory tax rate, primarily associated with its pension and postretirement activity, from AOCI to retained earnings.  The impact of adopting this ASU is outlined in Note 14.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between existing GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. The adoption of this ASU will result in a significant increase to the Company’s Balance Sheets for lease liabilities and lease assets, and the Company is currently assessing the impact that this standard will have upon adoption on its accounting policies, processes, system requirements, internal controls, and disclosures. The Company has established a project plan, is in the process of completing an initial review of its lease contracts and is considering the impact on policies and processes.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The Company’s 2022 Notes and 2024 Notes are guaranteed fully and unconditionally, as well as jointly and severally, by its Guarantor Subsidiaries. The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of March 31, 2018 and 2017, and for the three months ended March 31, 2018 and 2017. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet

March 31, 2018

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$70.4	$0.2	$57.9	$—	$128.5
Investments	—	—	13.7	—	13.7
Accounts receivable, net	0.6	291.0	53.6	—	345.2
Inventories, net	—	835.0	105.6	—	940.6
Prepaid expenses and other current assets	82.3	0.7	21.9	—	104.9
Total current assets	153.3	1,126.9	252.7	—	1,532.9
Property, plant, and equipment, net	38.5	1,087.0	153.7	—	1,279.2
Goodwill	—	2,057.4	121.3	—	2,178.7
Investment in subsidiaries	4,981.2	578.3	—	(5,559.5)	—
Intercompany accounts (payable) receivable, net	(430.6)	381.6	49.0	—	—
Deferred income taxes	12.5	—	—	(12.5)	—
Intangible and other assets, net	64.0	636.2	94.5	—	794.7
Total assets	$4,818.9	$5,867.4	$671.2	$(5,572.0)	$5,785.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40.7	$551.8	$56.2	$—	$648.7
Current portion of long-term debt	9.6	0.5	—	—	10.1
Total current liabilities	50.3	552.3	56.2	—	658.8
Long-term debt	2,532.0	0.6	0.6	—	2,533.2
Deferred income taxes	—	166.2	22.1	(12.5)	175.8
Other long-term liabilities	16.8	167.1	14.0	—	197.9
Stockholders’ equity	2,219.8	4,981.2	578.3	(5,559.5)	2,219.8
Total liabilities and stockholders’ equity	$4,818.9	$5,867.4	$671.2	$(5,572.0)	$5,785.5

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	83.2	$0.2	$49.4	$—	$132.8
Investments	—	—	14.1	—	14.1
Accounts receivable, net	0.2	297.1	32.5	—	329.8
Inventories, net	—	803.1	115.2	—	918.3
Prepaid expenses and other current assets	69.8	32.0	20.0	(32.1)	89.7
Total current assets	153.2	1,132.4	231.2	(32.1)	1,484.7
Property, plant, and equipment, net	29.3	1,108.7	156.4	—	1,294.4
Goodwill	—	2,057.3	124.7	—	2,182.0
Investment in subsidiaries	4,945.5	582.6	—	(5,528.1)	—
Intercompany accounts receivable (payable), net	(328.6)	274.5	54.1	—	(0.0)
Deferred income taxes	15.1	—	—	(15.1)	—
Intangible and other assets, net	62.5	652.1	103.6	—	818.2
Total assets	$4,877.0	$5,807.6	$670.0	$(5,575.3)	$5,779.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$53.3	$513.8	$54.7	$(32.1)	$589.7
Current portion of long-term debt	9.0	1.1	—	—	10.1
Total current liabilities	62.3	514.9	54.7	(32.1)	599.8
Long-term debt	2,533.8	1.4	0.5	—	2,535.7
Deferred income taxes	—	167.3	26.2	(15.1)	178.4
Other long-term liabilities	17.6	178.5	6.0	—	202.1
Stockholders’ equity	2,263.3	4,945.5	582.6	(5,528.1)	2,263.3
Total liabilities and stockholders’ equity	$4,877.0	$5,807.6	$670.0	$(5,575.3)	$5,779.3

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended March 31, 2018

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,408.8	$177.2	$(104.8)	$1,481.2
Cost of sales	—	1,194.3	159.8	(104.8)	1,249.3
Gross profit	—	214.5	17.4	—	231.9
Selling, general, and administrative expense	44.6	136.0	8.9	—	189.5
Amortization expense	3.0	16.9	2.3	—	22.2
Other operating expense, net	18.8	10.0	0.1	—	28.9
Operating (loss) income	(66.4)	51.6	6.1	—	(8.7)
Interest expense	29.0	—	1.4	(1.9)	28.5
Interest income	(2.2)	(1.7)	—	1.9	(2.0)
Other expense (income), net	7.1	3.6	(2.0)	—	8.7
(Loss) income before income taxes	(100.3)	49.7	6.7	—	(43.9)
Income taxes	(20.2)	9.2	1.2	—	(9.8)
Equity in net income (loss) of subsidiaries	46.0	5.5	—	(51.5)	—
Net (loss) income	$(34.1)	$46.0	$5.5	$(51.5)	$(34.1)

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended March 31, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,455.4	$164.0	$(83.2)	$1,536.2
Cost of sales	—	1,188.4	144.6	(83.2)	1,249.8
Gross profit	—	267.0	19.4	—	286.4
Selling, general, and administrative expense	27.5	146.6	9.6	—	183.7
Amortization expense	2.9	23.4	2.3	—	28.6
Other operating expense, net	—	6.6	0.2	—	6.8
Operating (loss) income	(30.4)	90.4	7.3	—	67.3
Interest expense	31.2	0.2	1.2	(2.9)	29.7
Interest income	(2.2)	(2.9)	(0.6)	2.9	(2.8)
Other (income) expense, net	0.1	—	0.6	—	0.7
(Loss) income before income taxes	(59.5)	93.1	6.1	—	39.7
Income taxes	(22.8)	33.4	0.9	—	11.5
Equity in net income (loss) of subsidiaries	64.9	5.2	—	(70.1)	—
Net income (loss)	$28.2	$64.9	$5.2	$(70.1)	$28.2

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2018

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(34.1)	$46.0	$5.5	$(51.5)	$(34.1)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(10.1)	—	(10.1)
Pension and postretirement reclassification adjustment, net of tax	—	0.2	—	—	0.2
Adoption of ASU 2018-02 reclassification to retained earnings	—	(1.1)	—	—	(1.1)
Other comprehensive loss:	—	(0.9)	(10.1)	—	(11.0)
Equity in other comprehensive (loss) income of subsidiaries	(9.9)	(10.1)	—	20.0	—
Comprehensive (loss) income	$(44.0)	$35.0	$(4.6)	$(31.5)	$(45.1)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$28.2	$64.9	$5.2	$(70.1)	$28.2
Other comprehensive income:
Foreign currency translation adjustments	—	—	3.6	—	3.6
Pension and postretirement reclassification adjustment, net of tax	—	0.3	—	—	0.3
Other comprehensive income (loss)	—	0.3	3.6	—	3.9
Equity in other comprehensive (loss) income of subsidiaries	3.9	3.6	—	(7.5)	—
Comprehensive income (loss)	$32.1	$68.8	$8.8	$(77.6)	$32.1

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$41.3	$41.2	$26.5	$(51.2)	$57.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(0.9)	(32.3)	(5.3)	—	(38.5)
Additions to intangible assets	(2.5)	(0.4)	—	—	(2.9)
Intercompany transfer	(42.8)	(43.3)	0.5	85.6	—
Other	—	—	(0.3)	—	(0.3)
Net cash provided by (used in) investing activities	(46.2)	(76.0)	(5.1)	85.6	(41.7)
Cash flows from financing activities:
Net (repayment) borrowing of debt	(2.4)	(1.4)	—	—	(3.8)
Intercompany transfer	10.8	36.2	(12.6)	(34.4)	—
Repurchases of common stock	(17.1)	—	—	—	(17.1)
Receipts related to stock-based award activities	1.9	—	—	—	1.9
Payments related to stock-based award activities	(1.1)	—	—	—	(1.1)
Net cash provided by (used in) financing activities	(7.9)	34.8	(12.6)	(34.4)	(20.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Increase (decrease) in cash and cash equivalents	(12.8)	—	8.5	—	(4.3)
Cash and cash equivalents, beginning of period	83.2	0.2	49.4	—	132.8
Cash and cash equivalents, end of period	$70.4	$0.2	$57.9	$—	$128.5

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

TreeHouse Foods, Inc. is a manufacturer of packaged foods and beverages with manufacturing facilities across the United States, Canada, and Italy that focuses primarily on private label products for both retail grocery and food away from home customers. We manufacture shelf stable, refrigerated, frozen, and fresh products within our five segments (Baked goods, Beverages, Condiments, Meals, and Snacks). We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative free ingredients in many categories.

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three month period ended March 31, 2018 and 2017. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements on page 47 for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Current Market Environment

Despite the overall improvement in the U.S. economy, consumer spending continues to remain challenged. Specifically, retail food sales and volumes have been under pressure in recent years. However, trends might be starting to shift as positive sales growth has returned across most measured channels. Based on the Citi DD’s Nielsen AOC+C Data Analysis – 3/24/18 report, total retail food sales across the industry increased 1.2% in the first quarter of 2018 compared to the same period last year as relatively flat volume (slight decline of 0.3%) was more than offset by price increases of 1.4%. Private label sales and volume growth continues to outpace branded products as total private label sales in measured channels for the first quarter of 2018 compared to the same period of the prior year increased 3.8% year-over-year compared to 0.5% for branded products. These increases were led by private label volume and pricing increases of 2.2% and 1.5%, respectively, compared to branded volume decreases of (1.6)% and pricing increases of 2.1%. As such, on an industry basis, strong private label sales and volumes continue to be attractive compared to branded counterparts.

Retail sectors are continuing to experience growth in premium, better for you, natural, and organic foods (collectively referred to as “PBFY”) as consumers shift their consumptions trends towards a focus on healthier eating with cleaner labels. PBFY foods include items such as fresh or freshly prepared foods, foods with premium ingredients, natural, organic, clean label, or specialty foods, most of which are located in the perimeter of the store. Recent data shows that these product offerings are expected to be the primary growth area for both branded and private label products, and that growth in private label is expected to drive the overall growth in these product categories. The Company is seeing similar growth in our PBFY labels (excluding snack nuts and coffee) which showed 10.7% and 18.4% volume and sales growth, respectively, in the first quarter of 2018 compared to the first quarter of 2017. Additionally, the margin on these PBFY products tend to be higher and more stable than other labels. These trends are prompting companies, TreeHouse included, to increase or adjust their offerings, while retaining their commitment to provide products at reasonable prices. In an effort to respond to shifting consumer demand, the Company offers an increasing variety of PBFY products, currently offering PBFY products in 26 of our categories. Our mix of these offerings increased from 18.8% of net sales in the first quarter of 2017 to 21.6% in the first quarter of 2018, demonstrating our focus on these growing labels.

Recent Developments

CEO Transition

In March 2018, Sam K. Reed retired as the Chief Executive Office of the Company and Steven Oakland assumed the role of Chief Executive Officer and President.

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

The TreeHouse 2020 program will be executed in multiple phases though 2020.  The key elements of Phase 1 include the closure of the Company’s Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  Production at the Brooklyn Park, Minnesota and Plymouth, Indiana facilities ceased in the fourth quarter of 2017.  The facility downsizing at Dothan, Alabama is expected to be complete in the third quarter of 2018. In addition, we have taken steps toward increasing our capacity utilization, operational margin expansion, and streamlining our plant structure to optimize our supply chain. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding restructuring and margin improvement activities.

On January 31, 2018, the Company announced its intention to close its remaining operations in Battle Creek, Michigan. The Company had previously announced its decision to downsize the Battle Creek facility; however, following completion of the first phase of downsizing, it was determined that the remaining operations would not be economically viable. Current production at Battle Creek will be moved to other cereal manufacturing facilities.  The costs to close the remainder of the Battle Creek facility are expected to be approximately $18.2 million, of which approximately $11.8 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $6.4 million, employee-related costs of approximately $3.2 million, and other closure costs of approximately $8.6 million. Total expected costs to close decreased $11.8 million since the initial announcement due to revised estimates. The full closure of the facility was initially scheduled for the fourth quarter of 2018, but this date has been delayed to mid-2019 due to recent bid activity.

On February 15, 2018, the Company announced the planned closure of its Visalia, California facility by the end of the first quarter of 2019. The plant primarily produces pretzels and cereal snack mixes for the Baked Goods segment.  Current pretzel production will be moved to other TreeHouse manufacturing facilities prior to the plant closure.  The costs to close the Visalia facility are expected to be approximately $23.6 million, of which approximately $11.0 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $12.6 million, employee-related costs of approximately $3.7 million, and other closure costs of approximately $7.3 million. Total expected costs to close increased $2.6 million since the initial announcement due to revised estimates.

Structure to Win

In the first quarter of 2018, the Company announced an operating expenses improvement program designed to align our organization structure with strategic priorities.  The program is intended to support operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean customer focused go-to-market team, centralized supply chain, and streamlined back office.  In the first quarter of 2018, we incurred $8.4 million on this program. We expect to spend $30.1 million in 2018 primarily on employee-related costs and consulting services, which is intended to yield $55.0 million in annualized run-rate savings starting in 2019.

Share Repurchase Authorization

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in the fourteen months following November 6, 2017. The Company plans to repurchase $50 million of shares through the plan and up to another $100 million opportunistically (total annual cap of $150 million). Any shares repurchased will be held as treasury stock.

For the three months ended March 31, 2018, the Company repurchased approximately 0.4 million shares of common stock for a total of $17.1 million.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,481.2	100.0%	$1,536.2	100.0%
Cost of sales	1,249.3	84.3	1,249.8	81.4
Gross profit	231.9	15.7	286.4	18.6
Operating expenses:
Selling and distribution	108.4	7.3	104.6	6.8
General and administrative	81.1	5.5	79.1	5.2
Amortization expense	22.2	1.5	28.6	1.9
Other operating expense, net	28.9	2.0	6.8	0.4
Total operating expenses	240.6	16.3	219.1	14.3
Operating (loss) income	(8.7)	(0.6)	67.3	4.3
Other expense:
Interest expense	28.5	1.9	29.7	1.9
Interest income	(2.0)	(0.1)	(2.8)	(0.2)
Loss on foreign currency exchange	2.5	0.2	0.1	—
Other expense, net	6.2	0.4	0.6	0.1
Total other expense	35.2	2.4	27.6	1.8
(Loss) income before income taxes	(43.9)	(3.0)	39.7	2.5
Income taxes	(9.8)	(0.7)	11.5	0.7
Net (loss) income	$(34.1)	(2.3)%	$28.2	1.8%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales —
First quarter net sales decreased by $55.0 million, or 3.6%, in 2018 compared to 2017. The change in net sales from the first quarter of 2017 to the first quarter of 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$1,536.2
Volume/mix	(29.8)	(1.9)%
Pricing	16.5	1.1
Product recalls	(2.4)	(0.2)
Divestiture	(42.6)	(2.8)
Foreign currency	3.3	0.2
2018 Net sales	$1,481.2	(3.6)%

The change in net sales was mostly explained by the divestiture of the soup and infant feeding business (“SIF”) in May of 2017 which contributed 2.8% to the year-over-year decline. Volume/mix was also unfavorable year-over-year driven by the Beverages, Meals, and Snacks segments. Efforts to simplify and rationalize low margin SKUs contributed 2.7% to the volume/mix decline. Excluding the impact of the SIF divestiture in the second quarter of 2017 and SKU rationalization, net sales increased 1.9%.  Pricing and foreign exchange were favorable 1.3%, in total, compared to the prior year. Included in first quarter 2017 net sales was a $2.4 million product recall reimbursement, which did not repeat in 2018, that contributed a decrease of 0.2% to net sales year-over-year.

Cost of Sales — Cost of sales as a percentage of net sales was 84.3% in the first quarter of 2018, compared to 81.4% in the first quarter of 2017. Included in cost of sales in the first quarter of 2018 was $9.7 million of restructuring and other margin improvement activities in the first quarter of 2018 compared to $4.2 million in the prior year.  Also included in cost of sales in the first quarter of 2017 was a $1.4 million reimbursement related to product recalls. These transactions, coupled with the product recall reimbursement outlined above in net sales, increased cost of sales as a percentage of net sales by 0.6% in the first quarter of 2018 and 0.1% in the first quarter of 2017. The remaining 2.4% increase in cost of sales as a percentage of net sales was primarily due to higher operating costs

(including costs associated with a labor dispute in the Beverages segment); higher commodity costs (primarily for cashews, durum, almonds, packaging, eggs, and oils), and unfavorable mix, partially offset by favorable pricing.

Operating Expenses — Total operating expenses were $240.6 million in the first quarter of 2018 compared to $219.1 million in the first quarter of 2017. The increase in 2018 resulted from the following:

Selling and distribution expenses increased $3.8 million, or 3.6%, in the first quarter of 2018 compared to the first quarter of 2017. Selling and distribution expenses as a percentage of net sales increased to 7.3% in the first quarter of 2018, compared to 6.8% in the first quarter of 2017.  The increase was primarily related to higher freight rates due to lower carrier acceptance rates and a competitive spot market partially offset by cost savings.

General and administrative expenses increased $2.0 million, or 2.5%, in the first quarter of 2018 compared to the first quarter of 2017. General and administrative expenses as a percentage of net sales increased to 5.5% in the first quarter of 2018, compared to 5.2% in the first quarter of 2017. Included in general and administrative expense in the first quarter of 2018 was $13.0 million of CEO transition expense mostly related to stock compensation modification and acceleration which contributed 0.9 percentage points to general and administrative expense as a percentage of net sales. Included in general and administrative expense in the first quarter of 2017 was $3.5 million of acquisition, integration, divestiture, and related costs which contributed 0.2 percentage points to general and administrative expense as a percentage of net sales. Excluding the impact of these items, general and administrative expense as a percentage of net sales decreased 0.4 percentage points year-over-year due to savings from the Structure to Win initiative and other cost saving measures.

Amortization expense decreased $6.4 million in the first quarter of 2018 compared to the first quarter of 2017 due to lower intangibles resulting from the impairment of the Snacks segment customer related intangible assets in the fourth quarter of 2017.

Other operating expense was $28.9 million in the first quarter of 2018 compared to $6.8 million in the first quarter of 2017. The increase was entirely due to higher costs associated with restructuring and other margin improvement activities that were announced in recent quarters with respect to the Structure to Win initiative, the TreeHouse 2020 margin improvement plan, and the Company’s plant closures discussed in Note 2.  See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding restructuring and margin improvement activities.

Interest Expense — Interest expense decreased to $28.5 million in the first quarter of 2018, compared to $29.7 million in 2017, primarily due to lower net debt partially offset by higher interest rates associated with LIBOR interest rate increases.

Interest Income – Interest income of $2.0 million primarily relates to cash held by our Canadian subsidiaries and gains on investments. Interest income decreased slightly from the first quarter of 2017.

Foreign Currency — The Company’s foreign currency impact was a $2.5 million loss for first quarter of 2018, compared to a loss of $0.1 million in the first quarter of 2017, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other Expense, net — Other expense was $6.2 million for the first quarter of 2018, compared to expense of $0.6 million in the first quarter of 2017. The change was primarily due to non-cash mark-to-market losses from hedging activities, primarily interest rate swaps, commodity contracts, and foreign currency contracts.

Income Taxes — Income tax benefit of $9.8 million was recorded in the first quarter of 2018 compared to expense of $11.5 million for the same period of 2017. The effective rate was 22.3% for the first quarter of 2018 compared to 29.0% for the first quarter of 2017. The change in the effective tax rate for the first quarter of 2018 compared to the first quarter of 2017 was primarily a result of the decrease in the U.S. Federal statutory tax rate and an increase in non-deductible executive compensation expense. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, non-deductible executive compensation expense, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 — Results by Segment

Baked Goods

	Three Months Ended March 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$346.0	100.0%	$341.1	100.0%
Cost of sales	279.3	80.7	267.9	78.5
Gross profit	66.7	19.3	73.2	21.5
Freight out and commissions	31.6	9.1	22.4	6.6
Direct selling, general, and administrative	7.1	2.1	8.9	2.6
Direct operating income	$28.0	8.1%	$41.9	12.3%

Net sales in the Baked Goods segment increased $4.9 million, or 1.4%, in the first quarter of 2018 compared to the first quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$341.1
Volume/mix	0.9	0.2%
Pricing	3.1	0.9
Foreign currency	0.9	0.3
2018 Net sales	$346.0	1.4%

Net sales increased during the first quarter of 2018 compared to the first quarter of 2017 primarily due to favorable pricing, favorable foreign currency, and favorable volume/mix from increased distribution predominantly in the cracker and cookie categories.

Cost of sales as a percentage of net sales increased 2.2%, from 78.5% in the first quarter of 2017 to 80.7% in the first quarter of 2018, primarily due to higher commodity (packaging, wheat, oils, and eggs) and warehouse costs, partially offset by lower operating costs.

Freight out and commissions paid to independent sales brokers was $31.6 million in the first quarter of 2018, compared to $22.4 million in the first quarter of 2017.  Freight and commissions as a percentage of net sales increased 2.5 points year-over-year due to freight rate increases primarily reflecting the competitive current market spot rates and increased volumes.

Direct selling, general, and administrative expenses were $7.1 million in the first quarter of 2018 compared to $8.9 million in the first quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to lower spend due to cost saving activities.

Beverages

	Three Months Ended March 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$249.1	100.0%	$268.0	100.0%
Cost of sales	194.3	78.0	194.4	72.5
Gross profit	54.8	22.0	73.6	27.5
Freight out and commissions	10.6	4.3	9.1	3.4
Direct selling, general, and administrative	4.8	1.9	5.8	2.2
Direct operating income	$39.4	15.8%	$58.7	21.9%

Net sales in the Beverages segment decreased $18.9 million, or (7.1)%, in the first quarter of 2018 compared to the first quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$268.0
Volume/mix	(16.8)	(6.3)%
Pricing	(2.1)	(0.8)
2018 Net sales	$249.1	(7.1)%

Net sales decreased during the first quarter of 2018 compared to the first quarter of 2017 primarily due to unfavorable volume/mix related to the labor dispute at a Beverage plant and competitive pressure, principally in the single serve beverages, liquid beverages, and tea categories and unfavorable pricing from competitive pressure.

Cost of sales as a percentage of net sales increased 5.5%, from 72.5% in the first quarter of 2017 to 78.0% in the first quarter of 2018, primarily due to unfavorable mix and higher commodity costs (primarily related to oils).

Freight out and commissions paid to independent sales brokers was $10.6 million in the first quarter of 2018, compared to $9.1 million in the first quarter of 2017. Freight and commissions as a percentage of net sales increased 0.9 percentage points year-over-year due to freight rate increases reflecting the competitive current market spot rates and a shift in mix from customer pick-up to delivery.

Direct selling, general, and administrative expenses were $4.8 million in the first quarter of 2018, compared to $5.8 million in the first quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to lower spend due to cost saving activities.

Condiments

	Three Months Ended March 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$315.2	100.0%	$310.1	100.0%
Cost of sales	266.7	84.6	257.5	83.0
Gross profit	48.5	15.4	52.6	17.0
Freight out and commissions	15.8	5.0	13.4	4.4
Direct selling, general, and administrative	5.5	1.8	7.5	2.4
Direct operating income	$27.2	8.6%	$31.7	10.2%

Net sales in the Condiments segment increased $5.1 million, or 1.6%, in the first quarter of 2018 compared to the first quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$310.1
Volume/mix	(0.8)	(0.3)%
Pricing	3.5	1.1
Foreign currency	2.4	0.8
2018 Net sales	$315.2	1.6%

Net sales increased during the first quarter of 2018 compared to the first quarter of 2017 primarily due to favorable pricing and favorable foreign currency exchange rates, partially offset by unfavorable volume/mix from simplification and SKU rationalization and competitive pressure in the pickles, sauces, and jams categories.

Cost of sales as a percentage of net sales increased 1.6%, from 83.0% in the first quarter of 2017 to 84.6% in the first quarter of 2018, primarily due to higher commodity costs (primarily packaging and eggs), higher operating costs, and favorable foreign currency exchange.

Freight out and commissions paid to independent sales brokers was $15.8 million in the first quarter of 2018, compared to $13.4 million in the first quarter of 2017. Freight and commissions as a percentage of net sales increased 0.6 points year-over-year due to freight rate increases reflecting the competitive current market spot rates.

Direct selling, general, and administrative expenses were $5.5 million in the first quarter of 2018 and $7.5 million in the first quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to lower spend due to cost saving activities.

Meals

	Three Months Ended March 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$277.0	100.0%	$324.0	100.0%
Cost of sales	226.6	81.8	266.2	82.2
Gross profit	50.4	18.2	57.8	17.8
Freight out and commissions	13.6	4.9	15.4	4.7
Direct selling, general, and administrative	6.9	2.5	8.4	2.6
Direct operating income	$29.9	10.8%	$34.0	10.5%

Net sales in the Meals segment decreased $47.0 million, or (14.5)%, in the first quarter of 2018 compared to the first quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$324.0
Volume/mix	(9.9)	(3.1)%
Pricing	5.5	1.7
Divestiture	(42.6)	(13.1)
2018 Net sales	$277.0	(14.5)%

Net sales decreased during the first quarter of 2018 compared to the first quarter of 2017 which is mostly explained by the divestiture of the SIF business. Also contributing to the decrease in net sales was unfavorable volume/mix from competitive pressure (principally in the dry dinner, pasta, and ready-to-eat cereal categories), partially offset by favorable pricing adjustments due to commodity price fluctuations.

Cost of sales as a percentage of net sales decreased 0.4%, from 82.2% in the first quarter of 2017 to 81.8% in the first quarter of 2018, primarily due to lower operating costs from recent restructuring and margin improvement activities, partially offset by higher commodity costs primarily in durum.

Freight out and commissions paid to independent sales brokers was $13.6 million in the first quarter of 2018, compared to $15.4 million in the first quarter of 2017. Freight and commissions as a percentage of net sales increased 0.2 points year-over-year due to freight rate increases reflecting the competitive current market spot rates partially offset by lower volumes due to the SIF divestiture.

Direct selling, general, and administrative expenses were $6.9 million in the first quarter of 2018 compared to $8.4 million in 2017. Direct selling, general, and administrative expenses as a percentage of net sales decreased slightly compared to prior year primarily due to lower spend due to cost saving activities.

Snacks

	Three Months Ended March 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$293.9	100.0%	$290.6	100.0%
Cost of sales	274.9	93.5	265.3	91.3
Gross profit	19.0	6.5	25.3	8.7
Freight out and commissions	8.1	2.8	6.5	2.2
Direct selling, general, and administrative	4.2	1.4	6.3	2.2
Direct operating income	$6.7	2.3%	$12.5	4.3%

Net sales in the Snacks segment increased $3.3 million, or 1.1%, in the first quarter of 2018 compared to the first quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$290.6
Volume/mix	(3.2)	(1.1)%
Pricing	6.5	2.2
2018 Net sales	$293.9	1.1%

Net sales increased during the first quarter of 2018 compared to the first quarter of 2017 primarily due to favorable pricing from commodity-based price increases, partially offset by unfavorable volume/mix from soft consumer trends and competitive pressure.

Cost of sales as a percentage of net sales increased 2.2%, from 91.3% in the first quarter of 2017 to 93.5% in the first quarter of 2018, primarily due to higher commodity costs (predominantly in cashews) and higher operating costs due to weather related issues.

Freight out and commissions paid to independent sales brokers was $8.1 million in the first quarter of 2018, compared to $6.5 million in 2017. Freight and commissions as a percentage of net sales increased 0.6 percentage points year-over-year due to freight rate increases reflecting the competitive current market spot rates offset by lower volume.

Direct selling, general, and administrative expenses were $4.2 million in the first quarter of 2018 compared to $6.3 million in the first quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to lower spend due to cost saving activities.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis including the repurchase of common stock and senior debt. If additional borrowings are needed, approximately $716 million was available under the Revolving Credit Facility as of March 31, 2018. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities	$57.8	$78.5
Investing activities	(41.7)	(43.5)
Financing activities	(20.1)	(30.3)

Operating Activities

Our cash provided by operations was $57.8 million in the first quarter of 2018 compared to $78.5 million in the first quarter of 2017, a decrease of $20.7 million. The decrease is mostly attributable to lower first quarter earnings year-over-year, partially offset by improved working capital. Working capital management is focused around extending payment terms, managing inventory, and faster collection of receivables. The Company entered into an agreement (the “Receivables Sales Agreement”) to sell, on a revolving basis, certain trade receivable balances to an unrelated institution. The agreement will allow us to sell our accounts receivable to increase operating cash flow, while reducing the cost of borrowing on the Revolving Credit Facility (as defined below under “Sources of Capital”), net working capital, and interest expense. The agreement provides for the periodic sale of certain receivables on a revolving basis with a minimum funding of at least $0.5 million on each sale. During the first quarter of 2018, we sold $183.1 million, under this program. There were no sales under this program in the first quarter of 2017.  We have the ability to sell up to $200 million under this program. See Note 4 to the Consolidated Financial Statements for more information regarding Receivables Sales Agreement. The management of receivables is a component of the Company’s focus on continued working capital management. The Company uses cash provided by operating activities to pay down debt, repurchase senior public debt, and fund investments in property, plant, and equipment.

Investing Activities

Cash used in investing activities was relatively flat year-over-year with an increase in additions to property, plant, and equipment offset by a decrease in additions to intangible assets.

We expect capital spending programs to be approximately $200 million in 2018. Capital spending in 2018 is focused on TreeHouse 2020, continued implementation of an Enterprise Resource Planning system, food safety, quality, productivity improvements, and routine equipment upgrades or replacements at our plants.

Financing Activities

Net cash used in financing activities decreased by $10.2 million in the first three months of 2018 compared to 2017 primarily due to reduced loan activity partially offset by repurchases of common stock. The Company reduced net debt by approximately $275 million since March 31, 2017 consistent with our objective of using available cash to pay down outstanding debt.

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow (a Non-GAAP measure) which represents net cash provided by operating activities less capital expenditures.  We believe free cash flow is an important measure of operating performance because it provides management and investors a measure of cash generated from operations that is available for mandatory payment obligations and investment opportunities such as funding acquisitions, repaying debt, repurchasing public debt, and repurchasing our common stock.

The following table reconciles our free cash flow to cash flow provided by operating activities, the most comparable GAAP measure:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Cash flow provided by operating activities	$57.8	$78.5
Less: Capital expenditures	(41.4)	(43.4)
Free cash flow	$16.4	$35.1

For the three months ended March 31, 2018, we generated free cash flow of $16.4 million.  Free cash flow in 2018 decreased $18.7 million over the prior year primarily due to lower cash flow provided by operations.

Other

The earnings of our Canadian and Italian operations generate a portion of the Company’s cash. As of March 31, 2018, there was $57.9 million of cash and cash equivalents held by our foreign subsidiaries. The Tax Act imposes a one-time transition tax on cumulative foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions.  As earnings in foreign jurisdictions are now available for distribution to the U.S. without incremental U.S. taxes, the Company no longer considers these earnings as permanently reinvested outside the U.S.

Our short-term financing needs are primarily for financing working capital.  Our financing needs are generally highest in the second and third quarters due to inventory builds, while cash flow is highest in the fourth and first quarters following the corresponding sale of this built-up inventory. We expect our Revolving Credit Facility, plus cash flow from operations, to be adequate to provide liquidity for current operations. Our long-term financing needs depend largely on potential acquisition activity. Additionally, the Company may, from time to time, purchase on the open market portions of its 2022 Notes and 2024 Notes at a price below the applicable redemption price set forth in the related indenture.

Debt Obligations

At March 31, 2018, we had $497.5 million outstanding under Term Loan A, $895.5 million outstanding under Term Loan A-1, $400.0 million of the 2022 Notes outstanding, $775.0 million of the 2024 Notes outstanding, and $2.8 million of other obligations. In addition, at March 31, 2018, there were $34.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at March 31, 2018, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $716.0 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended March 31, 2018 averaged 3.22%. Including the interest rate swap agreements with a weighted average fixed interest rate base of approximately 1.40% on $875 million, the average rate decreases to 2.99%.

We are in compliance with all applicable debt covenants as of March 31, 2018. From a leverage ratio perspective, the Company was 10.5% below the maximum level set forth in the Amended and Restated Credit Agreement.

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

The reconciliation of Adjusted Diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Diluted earnings per share per GAAP	$(0.60)	$0.49
Restructuring and margin improvement activities	0.68	0.19
CEO transition costs	0.23	—
Mark-to-market adjustments	0.10	—
Foreign currency loss (gain) on re-measurement of intercompany notes	0.03	(0.01)
Acquisition, integration, divestiture, and related costs	—	0.06
Product recall reimbursement	—	(0.06)
Taxes on adjusting items	(0.26)	(0.06)
Adjusted diluted EPS	$0.18	$0.61

During the three months ended March 31, 2018 and 2017, the Company entered into transactions that affected the year-over-year comparison of its financial results that included restructuring and margin improvement activities, CEO transition costs, mark-to-market adjustments, foreign currency loss (gains) on intercompany notes, acquisition, integration, divestiture, and related costs, product recall reimbursement, and the related tax impact of these items.

As the Company continues to grow, consolidation, restructuring, and margin improvement activities are necessary. During the first quarter of 2018, the Company incurred approximately $38.6 million in costs versus $11.0 million last year.

The CEO transition cost line primarily relates to accelerated stock-based compensation and modification accounting related to the transition of Chief Executive Officers.

The Company’s derivative contracts are marked-to-market each period with the changes being recorded in the Condensed Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency losses of $1.9 million in the first quarter of 2018 versus foreign currency gains of $0.8 million in the prior year to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.

The product recall reimbursement line primarily represents insurance proceeds related to an announced voluntary recall of products that may have been impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier. Product was distributed nationwide through retail stores. TreeHouse initiated the voluntary recall as a cautionary measure to protect public health. Related costs include, but are not limited to, customer fees, customer reimbursements, inventory write-offs, and other costs to manage the recall. The Company expects to be reimbursed for these costs and will exclude any gains from adjusted earnings in the period in which the proceeds are received, consistent with the Company’s exclusion from adjusted earnings of the costs incurred in 2016. In each of February 2017 and August 2017, the Company received a $4.0 million reimbursement ($8.0 million combined) and has included it in this line. Other product recalls during the first three months of 2018 and 2017 were insignificant.

The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential acquisitions, the related integration of the acquisitions, and divestitures. Gains incurred in the first three months of 2018 primarily related to the divestiture of the SIF business and the related transition services agreement (“TSA”) revenue, while costs incurred in the first three months of 2017 primarily related to the acquisition and integration of the Private Brands Business, which was acquired on February 1, 2016. Costs associated with integrating businesses into the Company’s operations are also included in this line.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying non-GAAP adjustments.

Adjusted Net Income, Adjusted EBIT, and Adjusted EBITDAS, Adjusting for Certain Items Affecting Comparability

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

Adjusted EBIT represents adjusted net income before interest expense, interest income, and income tax expense. Adjusted EBITDAS represents adjusted EBIT before depreciation expense, amortization expense, and non-cash stock-based compensation expense. Adjusted EBIT and adjusted EBITDAS are performance measures commonly used by management to assess operating performance, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods.

The following table reconciles the Company’s net (loss) income as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income, Adjusted EBIT, and Adjusted EBITDAS for the three months ended March 31, 2018 and 2017:

		Three Months Ended March 31,
		2018	2017
		(unaudited in millions)
Net (loss) income per GAAP		$(34.1)	$28.2
Restructuring and margin improvement activities	(1)	38.6	11.0
CEO transition costs	(2)	13.0	—
Mark-to-market adjustments	(3)	5.6	0.2
Foreign currency loss (gain) on re-measurement of intercompany notes	(4)	1.9	(0.8)
Product recall reimbursement	(5)	—	(3.8)
Acquisition, integration, divestiture, and related costs	(6)	(0.1)	3.7
Less: Taxes on adjusting items		(14.8)	(3.5)
Adjusted net income		10.1	35.0
Interest expense		28.5	29.7
Interest income		(2.0)	(2.8)
Income taxes		(9.8)	11.5
Add: Taxes on adjusting items		14.8	3.5
Adjusted EBIT		41.6	76.9
Depreciation and amortization	(7)	58.8	69.7
Stock-based compensation expense	(8)	6.4	7.5
Adjusted EBITDAS		$106.8	$154.1

			Three Months Ended
		Location in Condensed	March 31,
		Consolidated Statements of Operations	2018	2017
			(unaudited in millions)
(1)	Restructuring and margin improvement activities	Other operating expense, net	$28.9	$6.8
		Cost of sales	9.7	4.2
(2)	CEO transition costs	General and administrative	13.0	—
(3)	Mark-to-market adjustments	Other expense, net	5.6	0.2
(4)	Foreign currency loss (gain) on re-measurement of intercompany notes	Loss on foreign currency exchange	1.9	(0.8)
(5)	Product recall reimbursement	Net sales	—	(2.4)
		Cost of sales	—	(1.4)
(6)	Acquisition, integration, divestiture, and related costs	General and administrative	(0.1)	3.6
		Other operating expense, net	—	0.1
(7)	Depreciation included as an adjusting item	Cost of sales	8.2	2.7
(8)	Stock-based compensation expense included as an adjusting item	General and administrative	9.9	—

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

See Note 17 to our Condensed Consolidated Financial Statements included herein and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 21 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2017.  We adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018 and have updated our revenue recognition accounting policy accordingly.  See Note 3 to our Condensed Consolidated Financial Statements for additional information regarding these updates.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer consolidation; raw material and commodity costs; competition; integration of the Private Brands acquisition and our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes and developments affecting our industry, including consumer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; and labor strikes or work stoppages; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017, and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of March 31, 2018, the Company was party to the Revolving Credit Facility with an aggregate commitment of $750 million, with an interest rate based on the Company’s consolidated leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.60%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.20% to 0.60%. The unused fee on the Revolving Credit Facility is also based on the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and accrues at a rate ranging from 0.20% to 0.30%. The Company was also party to Term Loan A and Term Loan A-1. Interest rates for the Term Loans are based on the Company’s consolidated leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and determined as follows: Term Loan A by either (i) LIBOR, plus a margin ranging from 1.675% to 2.075%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.675% to 1.075%; Interest rates for Term Loan A-1 are the same as those applicable to the Revolving Credit Facility (other than, for the avoidance of doubt, the unused fee).

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

In February of 2018, the Company entered into an additional $1,625 million of staggered long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Together with the existing $500 million in interest rate swaps, the weighted average fixed interest rate base is approximately 2.22% over a period of 97 months.  The new swaps cover a period of seven years which began on February 28, 2018 and mature on February 28, 2025.  Based on the weighted average rate of 2.22%, the borrowing cost on the swapped principal and revolver will range from 3.62% to 4.12% during the life of the swap agreement based on the credit spreads under the Amended and Restated Credit Agreement.

We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of March 31, 2018. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Amended and Restated Credit Agreement, which is tied to variable market rates. Based on our outstanding debt balance of $1,393 million under the Amended and Restated Credit Agreement at March 31, 2018 and adjusting for the impact of the $875 million in interest rate swap agreements (in effect as of March 31, 2018) that have a fixed interest rate base, each 1% rise in the LIBOR rate would increase our annual interest expense by approximately $5.2 million.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the three month period ended March 31, 2018 to March 31, 2017, price decreases in cocoa, coffee, diesel, and tomatoes were more than offset by price increases in almonds, cashews, corn sweeteners, dairy, durum, eggs, tropical oils, packaging (plastic containers and lids, cartons, and corrugate), and soybean oil. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the Loss on foreign currency exchange line of the Condensed Consolidated Statements of Operations where the Company recognized losses of $2.5 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

A significant portion of the Company’s Canadian operations purchase their inputs and packaging materials in U.S. dollars, resulting in higher costs when the U.S. dollar strengthens compared to the Canadian dollar. The Company estimates the impact on input costs (and Cost of sales) to be less than $2.0 million for each one cent change in the exchange rate between the U.S. and Canadian dollar.

Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements.  The Company recognized translation losses of $10.1 million and gains of $3.6 million for the three months ended March 31, 2018 and 2017, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of March 31, 2018, the Company had $63.7 million of U.S. dollar foreign currency contracts outstanding.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2018, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of TreeHouse Foods, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Treehouse Foods, Inc. and subsidiaries (the "Company") as of March 31, 2018, the related condensed consolidated statements of operations, comprehensive (loss) income, and cash flows, for the three-month periods ended March 31, 2018 and 2017, and the related notes and schedules (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial information taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL
May 3, 2018

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, describing the nature of the case and issued involved, as well as setting forth a proposed discovery and briefing schedule for the Court’s consideration.

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the Parties. The parties filed a joint status report on the progress of the related litigation on October 26, 2017.  The parties filed an additional status report with the Court on March 12, 2018.  There is no set status date in Lavin at this time.

In addition, we are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, results of operations, or cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in the fourteen months following

November 6, 2017. The Company plans to repurchase $50 million of shares through the plan and up to another $100 million opportunistically (total annual cap of $150 million). Any shares repurchased will be held as treasury stock.

The following table presents the total number of shares of common stock purchased during the first quarter of 2018, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program
		(in millions)	(in millions)	(in millions)
January 1 through January 31, 2018	$48.84	0.2	0.2	$362.5
February 1 through February 28, 2018	$45.96	0.1	0.1	$358.3
March 1 through March 31, 2018	$39.14	0.1	0.1	$354.2
Total 2018 Activity	$45.41	0.4	0.4	$354.2

For the three months ended March 31, 2018, the Company repurchased approximately 0.4 million shares of common stock for a total of $17.1 million.

Item 6. Exhibits

10.1

Amended and Restated Employment Agreement, dated as of February 20, 2018, between TreeHouse Foods, Inc. and Sam K. Reed (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 21, 2018).**

10.2

Amended and Restated Employment Agreement, dated as of February 20, 2018, between TreeHouse Foods, Inc. and Thomas E. O’Neill (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 21, 2018).**

10.3

Amended and Restated Employment Agreement, dated as of February 20, 2018, between TreeHouse Foods, Inc. and Matthew Foulston (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 21, 2018).**

10.4	Employment Agreement, dated as of March 2, 2018, between TreeHouse Foods, Inc. and Steven Oakland (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 5, 2018).**

10.5

First Amendment to Amended and Restated Employment Agreement, dated as of March 4, 2018, between TreeHouse Foods, Inc. and Sam K. Reed (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 5, 2018).**

12.1*	Computation of Ratio of Earnings to Fixed Charges.

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

18.1*	Preferability letter from Deloitte & Touche LLP regarding change in inventory costing.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Matthew J. Foulston
Matthew J. Foulston
Executive Vice President and Chief Financial Officer

May 3, 2018