Form 10-Q
period 2018-06-30
TreeHouse Foods, Inc.
filed 2018-08-02
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018.

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

Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2018: 56,244,978.

Part I — Financial Information

Item 1. Financial Statements

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98.9	$132.8
Investments	14.0	14.1
Receivables, net	258.3	329.8
Inventories	944.3	918.3
Prepaid expenses and other current assets	118.5	89.7
Total current assets	1,434.0	1,484.7
Property, plant, and equipment, net	1,270.4	1,294.4
Goodwill	2,176.5	2,182.0
Intangible assets, net	737.0	773.0
Other assets, net	42.6	45.2
Total assets	$5,660.5	$5,779.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$698.7	$589.7
Current portion of long-term debt	10.2	10.1
Total current liabilities	708.9	599.8
Long-term debt	2,390.8	2,535.7
Deferred income taxes	173.8	178.4
Other long-term liabilities	201.5	202.1
Total liabilities	3,475.0	3,516.0
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.3 and 56.6 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(58.4)	(28.7)
Additional paid-in capital	2,131.9	2,107.0
Retained earnings	193.2	245.9
Accumulated other comprehensive loss	(81.8)	(61.5)
Total stockholders’ equity	2,185.5	2,263.3
Total liabilities and stockholders’ equity	$5,660.5	$5,779.3

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net sales	$1,455.8	$1,522.2	$2,937.0	$3,058.4
Cost of sales	1,220.0	1,245.6	2,469.3	2,495.4
Gross profit	235.8	276.6	467.7	563.0
Operating expenses:
Selling and distribution	91.7	94.8	200.1	199.4
General and administrative	72.9	82.9	154.0	162.0
Amortization expense	21.3	28.7	43.5	57.3
Other operating expense, net	46.7	94.0	75.6	100.8
Total operating expenses	232.6	300.4	473.2	519.5
Operating income (loss)	3.2	(23.8)	(5.5)	43.5
Other expense:
Interest expense	31.3	31.8	59.8	61.5
Interest income	(0.5)	(0.3)	(2.5)	(3.1)
Loss (income) on foreign currency exchange	1.9	(0.4)	4.4	(0.3)
Other (income) expense, net	(3.3)	1.1	2.9	1.7
Total other expense	29.4	32.2	64.6	59.8
Loss before income taxes	(26.2)	(56.0)	(70.1)	(16.3)
Income taxes	(6.1)	(21.8)	(15.9)	(10.3)
Net loss	$(20.1)	$(34.2)	$(54.2)	$(6.0)

Net loss per common share:
Basic	$(0.36)	$(0.60)	$(0.96)	$(0.11)
Diluted	$(0.36)	$(0.60)	$(0.96)	$(0.11)
Weighted average common shares:
Basic	56.4	57.0	56.4	57.0
Diluted	56.4	57.0	56.4	57.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net loss	$(20.1)	$(34.2)	$(54.2)	$(6.0)

Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(9.4)	12.9	(19.5)	16.5
Pension and postretirement reclassification adjustment (2)	0.1	6.8	0.3	7.1
Adoption of ASU 2018-02 reclassification to retained earnings	—	—	(1.1)	—
Other comprehensive (loss) income	(9.3)	19.7	(20.3)	23.6

Comprehensive (loss) income	$(29.4)	$(14.5)	$(74.5)	$17.6

(1)	Net of tax of $0.2 million for the three and six months ended June 30, 2018. There was no tax impact for the three or six months ended June 30, 2017.
(2)

Net of tax of $0.1 million and $4.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net loss	$(54.2)	$(6.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	128.9	139.0
Stock-based compensation	23.2	18.6
Loss on divestiture	—	85.2
Other	8.9	(6.5)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	68.5	77.2
Inventories	(30.8)	(65.7)
Prepaid expenses and other assets	(19.4)	(22.8)
Accounts payable, accrued expenses, and other liabilities	106.2	108.4
Net cash provided by operating activities	231.3	327.4
Cash flows from investing activities:
Additions to property, plant, and equipment	(79.3)	(71.4)
Additions to intangible assets	(9.0)	(14.0)
Proceeds from sale of fixed assets	3.3	1.7
Proceeds from divestiture	—	19.3
Other	(0.7)	(0.6)
Net cash used in investing activities	(85.7)	(65.0)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	5.9	130.0
Payments under Revolving Credit Facility	(5.9)	(251.0)
Payments on capitalized lease obligations and other debt	(0.5)	(1.9)
Payment of deferred financing costs	(2.4)	—
Payments on Term Loans	(7.0)	(31.7)
Repurchase of 2022 Notes	(21.4)	—
Repurchase of 2024 Notes	(118.8)	—
Repurchases of common stock	(29.6)	—
Receipts related to stock-based award activities	4.7	9.9
Payments related to stock-based award activities	(3.0)	(6.6)
Net cash used in financing activities	(178.0)	(151.3)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	1.0
Net (decrease) increase in cash and cash equivalents	(33.9)	112.1
Cash and cash equivalents, beginning of period	132.8	62.1
Cash and cash equivalents, end of period	$98.9	$174.2

Supplemental cash flow disclosures
Interest paid	60.2	56.9
Income taxes paid, net of refunds	5.7	21.7

Non-cash investing activities:
Accrued purchase of property and equipment	16.2	14.9
Accrued other intangible assets	5.9	5.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30, 2018

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

2. RESTRUCTURING PROGRAMS

The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. These activities are aggregated into three categories: (1) TreeHouse 2020 – a long-term growth and margin improvement strategy; (2) Structure to Win – a selling, general, and administrative reduction initiative; and (3) other restructuring and plant closing costs (collectively the “Restructuring Programs”).

The Restructuring Program costs by activity are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
TreeHouse 2020	$32.0	$—	$59.7	$—
Structure to Win	17.8	—	26.2	—
Other Restructuring and Plant Closing Costs	0.8	7.8	3.3	18.8
Total Restructuring Programs	$50.6	$7.8	$89.2	$18.8

Expenses associated with these programs are recorded in the Cost of sales, General and administrative, and Other operating expense, net lines in the Condensed Consolidated Statements of Operations.  The Company does not allocate restructuring and margin improvement activities costs to reportable segments when evaluating the performance of its segments.  As a result, costs associated with restructuring and margin improvement activities are not presented by reportable segment. See Note 20 for more information.

Below is a summary of the Restructuring Program costs by line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Cost of sales	$1.9	$(1.0)	$11.6	$3.2
General and administrative	2.3	—	2.3	—
Other operating expense, net	46.4	8.8	75.3	15.6
Total	$50.6	$7.8	$89.2	$18.8

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the activity of the Restructuring Program liabilities as of June 30, 2018:

	Severance	Multiemployer Pension Plan Withdrawal	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2017	$6.1	$0.8	$2.7	$9.6
Expenses recognized	11.6	—	1.4	13.0
Cash payments	(7.2)	(0.4)	(2.0)	(9.6)
Adjustments	—	—	(0.7)	(0.7)
Balance as of June 30, 2018	$10.5	$0.4	$1.4	$12.3

Liabilities recorded as of June 30, 2018 associated with total exit cost reserves relate to severance, the partial withdrawal from a multiemployer pension plan, and lease termination costs. The severance and lease termination liabilities were included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, while the multiemployer pension plan withdrawal liability was included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

(1) TreeHouse 2020

In the third quarter of 2017, the Company announced TreeHouse 2020, a program intended to accelerate long-term growth through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance.  The Company’s workstreams related to these activities and selling, general, and administrative reductions will increase our capacity utilization, expand operating margins, and streamline our plant structure to optimize our supply chain.

This program began in 2017 and will be executed through 2020.  In 2017, the Company announced the closure of the Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  All facilities are successfully tracking toward their closure dates noted in the table below.  In the first quarter of 2018, the Company announced the closure of the Company’s Visalia, CA and Battle Creek, MI facilities.

The key information regarding the Company’s announced facility closures related to TreeHouse 2020 is outlined in the table below:

Facility Location	Date of Closure Announcement	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
Dothan, Alabama	August 3, 2017	Partial closure Q2 2018	Trail mix and snack nuts	Snacks	$5.7	$3.0
Brooklyn Park, Minnesota	August 3, 2017	Completed in Q4 2017	Dry dinners	Meals	19.5	12.2
Plymouth, Indiana	August 3, 2017	Completed in Q4 2017	Pickles	Condiments	19.3	14.5
Battle Creek, Michigan	January 31, 2018	Mid-2019	Ready-to-eat cereal	Meals	18.2	11.8
Visalia, California	February 15, 2018	Q1 2019	Pretzels	Baked Goods	23.6	11.0
					$86.3	$52.5

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of costs by type associated with TreeHouse 2020:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Costs	Total Expected
	2018	2017	2018	2017	To Date	Costs
	(In millions)
Asset-related	$0.6	$—	$5.9	$—	$44.2	$80.0
Employee-related	8.7	—	17.1	—	26.2	75.0
Other costs	22.7	—	36.7	—	47.0	210.0
Total	$32.0	$—	$59.7	$—	$117.4	$365.0

For the three and six months ended June 30, 2018, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of consulting costs.  Asset-related costs are included in Cost of sales while employee-related and other costs are primarily included in Other operating expense, net of the Condensed Consolidated Statement of Operations. Total expected costs increased in the second quarter primarily due to higher anticipated consulting spend.  There were no costs related to TreeHouse 2020 during the three and six months ended June 30, 2017.

(2) Structure to Win

In the first quarter of 2018, the Company announced an operating expenses improvement program (“Structure to Win”) designed to align our organization structure with strategic priorities.  The program is intended to drive operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean customer focused go-to-market team, centralized supply chain, and streamlined back office.  We expect to spend $31.6 million in 2018 primarily on employee-related costs and consulting services.

Below is a summary of costs by type associated with the Structure to Win program:

	Three Months Ended	Six Months Ended	Cumulative Costs	Total Expected
	June 30, 2018	June 30, 2018	To Date	Costs
	(In millions)
Asset-related	$2.2	$2.2	$2.2	$2.2
Employee-related	4.1	9.6	9.6	13.3
Other costs	11.5	14.4	14.4	16.1
Total	$17.8	$26.2	$26.2	$31.6

For the three and six months ended June 30, 2018, asset-related costs primarily related to asset write-offs, employee-related costs primarily consisted of severance, and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Condensed Consolidated Statement of Operations.  There were no costs related to this program during the three and six months ended June 30, 2017.

(3) Other Restructuring and Plant Closing Costs

The Company continually analyzes its plant network to align operations with the current and future needs of its customers. Facility closure decisions are made when the Company identifies opportunities to lower production costs or eliminate excess manufacturing capacity while maintaining a competitive cost structure, service levels, and product quality. Expenses associated with facility closures are primarily aggregated in Other operating expense, net of the Condensed Consolidated Statements of Operations, with the exception of asset-related costs, which are recorded in Cost of sales. The key information regarding the Company’s announced facility closures is outlined in the table below.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key information regarding the Company’s announced facility closures and downsizing that predate TreeHouse 2020 are outlined in the table below:

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

(1)

The downsizing of this facility began in January 2017. On January 31, 2018, the Company announced the full closure of this facility, with a targeted completion date of mid-2019. The costs associated with the full closure are included in the TreeHouse 2020 section of this footnote.

Below is a summary of costs by type associated with the other restructuring and plant closing costs:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Costs	Total Expected
	2018	2017	2018	2017	To Date	Costs
	(In millions)
Asset-related	$0.4	$(0.9)	$1.3	$3.5	$18.3	$18.5
Employee-related	—	0.2	—	2.7	10.5	11.2
Other closure costs	0.1	7.8	—	10.3	18.6	19.3
Total	$0.5	$7.1	$1.3	$16.5	$47.4	$49.0

For the three and six months ended June 30, 2018, asset-related costs primarily consisted of inventory dispositions and were recorded in Cost of sales of the Condensed Consolidated Statement of Operations. Employee-related and other closure costs were recorded in Other operating expense, net.

Other cost reduction activities not related to our plant closings above totaled $0.3 million and $2.0 million, respectively, for the three and six months ended June 30, 2018 and were primarily the result of a Private Brands plant closure initiated prior to TreeHouse’s acquisition.  Other cost reduction activities were $0.7 million and $2.3 million for the three and six months ended June 30, 2017, respectively.

3. REVENUE RECOGNITION

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method. See Note 21 for additional information.  As a result of the adoption of Topic 606, we have updated our accounting policy for revenue recognition as follows:

Nature of products

We manufacture and sell the following:

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;
•	branded products under our own proprietary brands, primarily on a regional basis to retailers;
•	branded products under co-pack agreements to other major branded companies for their distributions; and
•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Disaggregation of revenue

Segment revenue disaggregated by product category groups are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Retail bakery	$150.0	$162.0	$327.1	$344.6
Baked products	169.1	162.3	338.0	320.8
Total Baked Goods	319.1	324.3	665.1	665.4
Beverages	132.6	167.7	304.0	350.8
Beverage enhancers	103.8	78.5	181.5	163.4
Total Beverages	236.4	246.2	485.5	514.2
Dressings and sauces	248.8	250.9	495.0	488.2
Pickles	87.3	94.0	156.3	166.8
Total Condiments	336.1	344.9	651.3	655.0
Pasta and dry dinners	128.9	139.2	270.9	272.8
Cereals and other meals (1)	117.6	149.2	252.6	339.6
Total Meals	246.5	288.4	523.5	612.4
Snack nuts	128.5	196.7	330.9	381.9
Trail mix and bars	189.2	120.3	280.7	225.7
Total Snacks	317.7	317.0	611.6	607.6
Unallocated net sales (2)	—	1.4	—	3.8
Total net sales	$1,455.8	$1,522.2	$2,937.0	$3,058.4
(1)

On May 22, 2017, the Company sold the soup and infant feeding business (“SIF”). Included within this category was $16.9 million and $59.5 million of SIF related sales for the three and six months ended June 30, 2017, respectively.

(2)	Represents product recall reimbursements that were received during the three and six months ended June 30, 2017.

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2018.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contract balances

Contract asset and liability balances as of June 30, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances arising from transactions with customers.

Contract Costs

We have identified certain incremental costs to obtain a contract, primarily sales commissions, requiring capitalization under the new standard.  The Company continues to expense these costs as incurred because the amortization period for the costs would have been one year or less.  The Company does not incur significant fulfillment costs requiring capitalization.

Impact of Adoption

The Company adopted Topic 606 on a modified retrospective basis on January 1, 2018.  As a result of adoption, the Company reclassified $51.0 million of certain customer liabilities related to customer trade promotional activity from Receivables, net to Accounts payable and accrued expenses during the first quarter of 2018.  There were no material impacts to the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows upon adoption.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. RECEIVABLES SALES AGREEMENT

In December 2017, the Company entered into an agreement (the “Receivables Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to an unrelated third-party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Condensed Consolidated Balance Sheet. The Receivables Sales Agreement provides for the sale of certain receivables on a revolving basis until terminated by either party. The maximum receivables that may be sold at any time is $200.0 million.

The outstanding amount of principal balances under the Receivables Sales Agreement were $198.9 million and $74.6 million as of June 30, 2018 and December 31, 2017, respectively. The proceeds from these sales of receivables are included within the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The recorded net loss on sale of receivables is $0.7 million and $1.3 million for the three and six months ended June 30, 2018, respectively, and is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations.

The Company has no retained interest in the receivables sold under the program above; however, the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of June 30, 2018, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	June 30,	December 31,
	2018	2017
	(In millions)
Raw materials and supplies	$441.5	$416.5
Finished goods	532.4	530.0
LIFO reserve	(29.6)	(28.2)
Total inventories	$944.3	$918.3

Inventory is generally accounted for under the first-in, first-out (“FIFO”) method and a portion was accounted for under the last-in, first-out (“LIFO”) method. Approximately $50.9 million and $92.9 million of our inventory was accounted for under the LIFO method of accounting at June 30, 2018 and December 31, 2017, respectively. In the first quarter of 2018, the Company changed the inventory costing methodology for a portion of the Snacks segment from weighted average cost to FIFO.  The FIFO costing method was preferable to the prior method used as it aligns all of the Snacks inventory costing with the majority of the Company, allows for more accurate matching of revenues and expenses, and is a more common industry practice.  The change in costing methodology was not material to the presented periods.  As such, prior period information was not retrospectively revised, and the impact of the change was recorded in the period ended March 31, 2018.

6. PROPERTY, PLANT, AND EQUIPMENT

	June 30,	December 31,
	2018	2017
	(In millions)
Land	$69.7	$69.8
Buildings and improvements	452.5	454.6
Machinery and equipment	1,323.3	1,310.2
Construction in progress	100.2	93.8
Total	1,945.7	1,928.4
Less accumulated depreciation	(675.3)	(634.0)
Property, plant, and equipment, net	$1,270.4	$1,294.4

Depreciation expense was $40.6 million and $37.9 million for the three months ended June 30, 2018 and 2017, respectively, and $85.4 million and $81.7 million for the six months ended June 30, 2018 and 2017, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. GOODWILL AND INTANGIBLE ASSETS

	Baked
	Goods	Beverages	Condiments	Meals	Snacks	Total
	(In millions)
Goodwill	$555.6	$716.7	$449.5	$471.7	$609.8	$2,803.3
Accumulated impairment losses	—	—	(11.5)	—	(609.8)	(621.3)
Balance at January 1, 2018	555.6	716.7	438.0	471.7	—	2,182.0
Foreign currency exchange adjustments	—	(2.3)	(3.2)	—	—	(5.5)
Balance at June 30, 2018	$555.6	$714.4	$434.8	$471.7	$—	$2,176.5

Indefinite Lived Intangible Assets

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(In millions)
Trademarks	$22.0	$22.8
Total indefinite lived intangibles	$22.0	$22.8

The decrease in the indefinite lived intangibles balance is due to foreign currency translation.

Finite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets with finite lives as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018			December 31, 2017
	Gross		Net	Gross			Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Losses	Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$959.3	$(361.2)	$598.1	$1,265.4	$(361.4)	$(273.3)	$630.7
Contractual agreements	3.0	(3.0)	—	3.0	(3.0)	—	—
Trademarks	69.3	(31.1)	38.2	69.6	(28.7)	—	40.9
Formulas/recipes	33.8	(20.9)	12.9	33.8	(18.3)	—	15.5
Computer software	143.3	(77.5)	65.8	137.8	(74.7)	—	63.1
Total finite lived intangibles	$1,208.7	$(493.7)	$715.0	$1,509.6	$(486.1)	$(273.3)	$750.2

Total intangible assets, excluding goodwill, as of June 30, 2018 and December 31, 2017 were $737.0 million and $773.0 million, respectively.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	June 30,	December 31,
	2018	2017
	(In millions)
Accounts payable	$504.0	$451.3
Payroll and benefits	69.1	59.9
Trade promotion liabilities (1)	48.9	—
Health insurance, workers’ compensation, and other insurance costs	28.0	28.7
Marketing expenses	9.0	10.4
Interest	21.1	23.8
Taxes	10.2	7.4
Other accrued liabilities	8.4	8.2
Total	$698.7	$589.7

(1)

The Trade promotion liabilities relate to a reclassification of certain customer liabilities related to customer trade promotional activity from accounts receivable to current liabilities due to the adoption of Topic 606. See Note 3 for more information.

9. INCOME TAXES

Income taxes were recorded at an effective rate of 23.3% and 22.7% for the three and six months ended June 30, 2018, respectively, compared to 38.9% and 63.2% for the three and six months ended June 30, 2017, respectively. The change in the effective tax rates for the three and six months ended June 30, 2018 compared to 2017 are primarily a result of the reduction in the U.S. Federal statutory tax rate, a decrease in the tax deduction related to share-based payments, and a decrease in state tax expense due to enacted legislation.  Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the impact of stock compensation expense that is not deductible for tax purposes, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. In addition, the Company’s effective tax rate for the six months ended June 30, 2018 reflects a discrete expense with a rate impact of approximately (2.2%) attributable to the vesting and exercise of share-based awards.

The Internal Revenue Service (“IRS”) completed their examination of the TreeHouse Foods, Inc. & Subsidiaries’ 2015 tax year, resulting in an insignificant impact to income tax expense during the first quarter of 2018. Our Canadian operations are under exam by the Canadian Revenue Agency (“CRA”) for tax years 2008 through 2015.  These examinations are expected to be completed in 2018 or 2019. The Italian Agency of Revenue (“IAR”) is examining the 2007 through 2009 and 2013 tax years of our Italian operations.  The IAR examinations are not expected to be completed prior to 2020 due to a backlog of appeals before the agency. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2018.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $9.1 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $1.4 million of the $9.1 million could affect net income when settled.

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

For the period ended December 31, 2017, the Company recorded a provisional net tax benefit of $104.2 million primarily consisting of (1) a $108.4 million benefit related to adjustments to our net deferred tax liability and (2) a $9.6 million expense related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.  No adjustments were recorded to the provisional benefit during the six months ended June 30, 2018.

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

As the Company has not completed its analysis of the impact of the Tax Act, the net tax benefit of $104.2 million remains provisional and is subject to change due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, and additional regulatory guidance that may be issued. We expect to complete our analysis within the one-year measurement period allowed by SAB 118.

10. LONG-TERM DEBT

	June 30,	December 31,
	2018	2017
	(In millions)
Term Loan A	$496.3	$498.8
Term Loan A-1	893.3	897.8
2022 Notes	378.6	400.0
2024 Notes	656.2	775.0
Other debt	2.6	3.1
Total outstanding debt	2,427.0	2,574.6
Deferred financing costs	(26.0)	(28.8)
Less current portion	(10.2)	(10.1)
Total long-term debt	$2,390.8	$2,535.7

In June 2018, the Company repurchased $21.4 million and $118.8 million of its 2022 Notes and 2024 Notes, respectively.  The Company wrote off $1.7 million of debt issuance costs and recorded a loss on debt extinguishment of $3.1 million related to the repurchases, recorded within Interest expense and Other (income) expense, net of the Condensed Consolidated Statement of Operations, respectively.

On December 1, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends, restates, and replaces the Company’s prior credit agreement, dated as of February 1, 2016 (as amended from time to time prior to February 1, 2016, the “Prior Credit Agreement”). As amended, the senior unsecured credit facility includes a revolving credit facility (the “Revolving Credit Facility” or the “Revolver”) and two term loans. The Credit Agreement (1) extended the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1, (2) resized the Revolver from $900 million to $750 million, (3) consolidated three term loans into two, (4) improved pricing, and (5) modified the fee structure on the Revolving Credit Facility to now calculate based on the unused portion of the commitments under the Revolving Credit Facility rather than the total commitments under the Revolving Credit Facility.

On June 11, 2018, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement.  Under the Amendment, among other things, (i) the leverage covenant threshold has increased through fiscal year 2019, (ii) the Company and the other loan parties secured the obligations with liens on substantially all of their personal property, and (iii) such liens will be released upon the Company’s leverage ratio being less than or equal to 4.00 to 1.00 no earlier than the fiscal quarter ended on December 31, 2019.  The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment.  In connection with this Amendment, $0.6 million in lender fees will be amortized ratably through January 31, 2025 and $1.8 million of fees will be amortized ratably through February 1, 2023.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended June 30, 2018 was 3.54%. Including the impact of interest rate swap agreements in effect as of June 30, 2018, the average rate decreases to 3.21%.

Revolving Credit Facility — As of June 30, 2018, $719.4 million of the aggregate commitment of $750 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of June 30, 2018, there were $30.6 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

11. STOCKHOLDERS’ EQUITY

Share Repurchase Authorization

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in fiscal 2018 and is also authorized to repurchase an additional $100 million per year outside the administrative repurchase plan (total annual cap of $150 million). Any shares repurchased will be held as treasury stock.

For the six months ended June 30, 2018, the Company repurchased approximately 0.7 million shares of common stock for a total of $29.6 million.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share data)
Net loss	$(20.1)	$(34.2)	$(54.2)	$(6.0)

Weighted average common shares outstanding	56.4	57.0	56.4	57.0
Assumed exercise/vesting of equity awards (1)	—	—	—	—
Weighted average diluted common shares outstanding	56.4	57.0	56.4	57.0

Net earnings per basic share	$(0.36)	$(0.60)	$(0.96)	$(0.11)
Net earnings per diluted share	$(0.36)	$(0.60)	$(0.96)	$(0.11)

(1)

Incremental shares from equity awards are computed using the treasury stock method. For the three and six months ended June 30, 2018 and 2017, the weighted average common shares outstanding is the same for both the computations of basic and diluted shares because the Company had a net loss for the period.  Equity awards excluded from our computation of diluted earnings per share because they were anti-dilutive, were 2.0 million for both the three and six months ended June 30, 2018, and 1.1 million and 1.6 million for the three and six months ended June 30, 2017, respectively.

13. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company’s stockholders approved, the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”).  Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 16.1 million, of which approximately 3.6 million remain available at June 30, 2018.

Loss before income taxes for the three and six months ended June 30, 2018 includes stock-based compensation expense of $6.9 million and $23.2 million, respectively.  Stock-based compensation expense for the three and six months ended June 30, 2017 was $11.1 million and $18.6 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.8 million and $5.8 million for the three and six months ended June 30, 2018, respectively, and $4.1 million and $6.9 million for the three and six months ended June 30, 2017, respectively.

In the first quarter of 2018, the Company entered into an amended employment agreement with our former Chief Executive Officer. The amended plan resulted in the modification of his outstanding equity awards by accelerating the vesting dates, changing outstanding performance units to vest at target, and extending the exercisability of options outstanding. Modification of the existing awards resulted in a charge of $10.0 million in the three months ended March 31, 2018. The impact of this modification on expense recognized for stock options, restricted units, and performance units was $1.2 million, $3.8 million, and $5.0 million, respectively.

 Stock Options — The following table summarizes stock option activity during the six months ended June 30, 2018. Stock options generally vest in approximately three equal installments on each of the first three anniversaries of the grant date and expire ten years from the grant date.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Employee	Exercise	Contractual	Intrinsic
	Options	Price	Term (yrs)	Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2017	2,099	$71.46	6.1	$5.9
Forfeited	(59)	88.05
Exercised	(196)	24.06
Expired	(23)	84.23
Outstanding, at June 30, 2018	1,821	75.85	6.1	1.3
Vested/expected to vest, at June 30, 2018	1,781	75.66	6.1	1.3
Exercisable, at June 30, 2018	1,446	72.86	5.5	1.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Compensation expense	$1.4	$2.8	$4.1	$4.6
Intrinsic value of stock options exercised	2.3	5.6	3.8	10.1
Tax benefit recognized from stock option exercises	0.6	2.2	0.6	3.9

Future compensation costs related to unvested options totaled $5.7 million at June 30, 2018 and will be recognized over the remaining vesting period of the grants, which averages 1.5 years. The Company uses the Black-Scholes option pricing model to value its stock option awards.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of June 30, 2018, director restricted stock units that have been earned and deferred totaled 91,400.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2018:

		Weighted		Weighted
	Employee	Average	Director	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2017	547	$85.41	117	$60.21
Granted	653	38.64	36	38.27
Vested	(193)	86.78	(25)	61.20
Forfeited	(77)	74.11	(1)	84.66
Outstanding, at June 30, 2018	930	53.21	127	53.77

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Compensation expense	$5.0	$7.1	$13.3	$11.8
Fair value of vested restricted stock units	5.6	10.1	9.9	13.0
Tax benefit recognized from vested restricted stock units	1.1	3.7	2.1	4.8

Future compensation costs related to restricted stock units are approximately $31.0 million as of June 30, 2018 and will be recognized on a weighted average basis over the next 2.1 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so. On June 26, 2018, based on the achievement of operating performance measures, 79,910 performance units were converted into 18,139 shares of common stock, or an average conversion of 0.23 shares for each performance unit.

The following table summarizes the performance unit activity during the six months ended June 30, 2018:

		Weighted
		Average
	Performance	Grant Date
	Units	Fair Value
	(In thousands)
Unvested, at December 31, 2017	264	$86.13
Granted	141	38.27
Vested	(18)	76.30
Forfeited	(63)	77.39
Unvested, at June 30, 2018	324	67.65

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Compensation expense	$0.5	$1.2	$5.8	$2.2
Fair value of vested performance units	1.0	6.5	1.0	6.5
Tax benefit recognized from performance units vested	0.1	2.5	0.1	2.5

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to the performance units are estimated to be approximately $2.8 million as of June 30, 2018 and are expected to be recognized over the next 2.4 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In millions)
Balance at December 31, 2017	$(57.2)	$(4.3)	$(61.5)
Other comprehensive loss	(19.5)	—	(19.5)
Reclassifications from accumulated other comprehensive loss	—	0.3	0.3
Reclassifications from accumulated other comprehensive loss - Adoption of ASU 2018-02	—	(1.1)	(1.1)
Other comprehensive loss	(19.5)	(0.8)	(20.3)
Balance at June 30, 2018	$(76.7)	$(5.1)	$(81.8)

		Unrecognized	Accumulated
	Foreign	Pension and	Other
	Currency	Postretirement	Comprehensive
	Translation (1)	Benefits (2)	Loss
	(In millions)
Balance at December 31, 2016	$(89.4)	$(11.9)	$(101.3)
Other comprehensive income	16.5	—	16.5
Reclassifications from accumulated other comprehensive loss	—	7.1	7.1
Other comprehensive income	16.5	7.1	23.6
Balance at June 30, 2017	$(72.9)	$(4.8)	$(77.7)

(1)	The foreign currency translation adjustment is presented net of tax of $0.2 million for the six months ended June 30, 2018. There was no tax impact for the six months ended June 30, 2017.
(2)

The unrecognized pension and postretirement benefits reclassification is presented net of tax of $0.1 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively. Also included is a $(1.1) million adjustment related to the adoption of ASU 2018-02 (see Note 21 for more information).

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Condensed Consolidated Statements of Operations lines impacted by reclassifications out of Accumulated other comprehensive loss are outlined below:

					Affected line in
	Reclassifications from Accumulated				the Condensed Consolidated
	Other Comprehensive Loss				Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Amortization of defined benefit pension and postretirement items:
Prior service costs	$0.1	$—	$0.1	$0.1	Other (income) expense, net
Unrecognized net loss	0.1	0.2	0.3	0.6	Other (income) expense, net
Actuarial adjustment	—	2.1	—	2.1	(a)
Divestiture	—	8.7	—	8.7	Other operating expense, net
Total before tax	0.2	11.0	0.4	11.5
Income taxes	0.1	4.2	0.1	4.4	Income taxes
Adoption of ASU 2018-02	—	—	(1.1)	—	Income taxes
Net of tax	$0.1	$6.8	$(0.8)	$7.1

(a)

Represents the actuarial adjustment that was recorded in conjunction with the divestiture of a pension plan and a postretirement benefit plan in the second quarter of 2017 due to the SIF business divestiture.

15. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

Pension, Profit Sharing, and Postretirement Benefits — Certain employees and retirees participate in pension and other postretirement benefit plans. Employee benefit plan obligations and expenses included in the Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions. In connection with the divestiture of the SIF business in the second quarter of 2017, the Company divested a pension plan and a postretirement benefit plan.  The net unfunded liability associated with these plans as of the closing date, which was included in Other operating expense, net of the Condensed Consolidated Statements of Operations, was $10.5 million for the three and six months ended June 30, 2017.
Components of net periodic pension expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Service cost	$0.6	$1.0	$1.2	$2.2
Interest cost	3.0	3.8	5.9	7.8
Expected return on plan assets	(4.1)	(4.4)	(8.1)	(9.1)
Amortization of unrecognized prior service cost	0.1	-	0.1	0.1
Amortization of unrecognized net loss	0.1	0.2	0.3	0.6
Net periodic pension (benefit) cost	$(0.3)	$0.6	$(0.6)	$1.6

The Company expects to contribute approximately $1.5 million to the pension plans during 2018.

Components of net periodic postretirement expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Interest cost	$0.3	$0.3	$0.6	$0.6
Net periodic postretirement cost	$0.3	$0.3	$0.6	$0.6

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to contribute approximately $1.8 million to the postretirement health plans during 2018.

The service cost components of net periodic pension and postretirement costs were recorded in Cost of sales and the other components were recorded in Other (income) expense, net of the Condensed Consolidated Statements of Operations.

16. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three and six months ended June 30, 2018 and 2017, which consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Restructuring (1)	$46.4	$8.8	$75.3	$15.6
Loss on divestiture	—	85.2	—	85.2
Other	0.3	—	0.3	—
Total other operating expense, net	$46.7	$94.0	$75.6	$100.8
(1)	See Note 2 for more information.

17. COMMITMENTS AND CONTINGENCIES

Litigation, Investigations, and Audits — On November 16, 2016, a purported TreeHouse shareholder filed a class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. The complaint, amended on March 24, 2017, is purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers. This complaint, like Wells, is purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, describing the nature of the case and issues involved, as well as setting forth a proposed discovery and briefing schedule for the Court’s consideration.  The next status report is scheduled for September 5, 2018.

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties.  The parties in Wells and Lavin are currently drafting further deferrals in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018.  In Lavin, the parties filed a joint status report on the progress of the related litigation on October 26, 2017.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Lavin parties also filed additional status reports with the Court on March 12, 2018 and June 19, 2018.  There is no set status date in Lavin at this time.

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

Interest Rate Risk - The Company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps to hedge our exposure to changes in interest rates, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.

As of June 30, 2018, the Company had entered into $2.1 billion of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $2.1 billion in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 2.22% through February 28, 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recorded in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk - Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Operations. As of June 30, 2018, the Company had $42.7 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2018 and 2019.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts are used to manage the price risk associated with raw material costs. As of June 30, 2018, the Company had outstanding contracts for the purchase of 0.2 million megawatts of electricity, expiring throughout 2018, 2019, and 2020; 5.2 million gallons of diesel, expiring throughout 2018; and 4.7 million dekatherms of natural gas, expiring throughout 2018 and 2019.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets:

	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In millions)
Asset Derivatives
Commodity contracts	Prepaid expenses and other current assets	$1.9	$2.7
Foreign currency contracts	Prepaid expenses and other current assets	2.4	0.5
Interest rate swap agreements	Prepaid expenses and other current assets	15.0	11.9
		$19.3	$15.1
Liability Derivatives
Commodity contracts	Accounts payable and accrued expenses	$0.2	$1.2
Interest rate swap agreements	Accounts payable and accrued expenses	3.2	—
		$3.4	$1.2

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	June 30,		June 30,
	Recognized in Net (Loss) Income	2018	2017	2018	2017
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other (income) expense, net	$1.2	$(0.1)	$0.2	$(1.2)
Foreign currency contracts	Other (income) expense, net	0.1	(0.7)	1.9	(0.8)
Interest rate swap agreements	Other (income) expense, net	6.3	(1.5)	(0.1)	(0.5)
Total unrealized gain (loss)		7.6	(2.3)	2.0	(2.5)
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	0.5	(0.7)	2.9	(0.2)
Foreign currency contracts	Cost of sales	0.4	1.0	1.0	1.2
Interest rate swap agreements	Interest expense	1.1	0.2	1.9	0.1
Total realized gain		2.0	0.5	5.8	1.1
Total gain (loss)		$9.6	$(1.8)	$7.8	$(1.4)

19. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In millions)		(In millions)
Not recorded at fair value (liability):
Term Loan A	$(496.3)	$(498.2)	$(498.8)	$(500.7)	2
Term Loan A-1	(893.3)	(895.4)	(897.8)	(900.0)	2
2022 Notes	(378.6)	(380.5)	(400.0)	(405.0)	2
2024 Notes	(656.2)	(672.6)	(775.0)	(806.0)	2
Recorded on a recurring basis at fair value asset (liability):
Commodity contracts	$1.7	$1.7	$1.5	$1.5	2
Foreign currency contracts	2.4	2.4	0.5	0.5	2
Interest rate swap agreements	11.8	11.8	11.9	11.9	2
Investments	14.0	14.0	14.1	14.1	1

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Net sales to external customers:
Baked Goods	$319.1	$324.3	$665.1	$665.4
Beverages	236.4	246.2	485.5	514.2
Condiments	336.1	344.9	651.3	655.0
Meals	246.5	288.4	523.5	612.4
Snacks	317.7	317.0	611.6	607.6
Unallocated	—	1.4	—	3.8
Total	$1,455.8	$1,522.2	$2,937.0	$3,058.4
Direct operating income:
Baked Goods	$30.7	$32.5	$58.7	$74.4
Beverages	45.8	60.3	85.3	119.0
Condiments	36.2	36.0	63.4	67.7
Meals	28.4	33.8	58.3	67.8
Snacks	4.4	10.1	11.1	22.6
Total	145.5	172.7	276.8	351.5
Unallocated selling, general, and administrative expenses	(73.9)	(82.0)	(155.2)	(162.0)
Unallocated cost of sales (1)	(0.4)	6.9	(8.0)	8.4
Unallocated corporate expense and other (1)	(68.0)	(121.4)	(119.1)	(154.4)
Operating income (loss)	3.2	(23.8)	(5.5)	43.5
Other expense	(29.4)	(32.2)	(64.6)	(59.8)
Loss before income taxes	$(26.2)	$(56.0)	$(70.1)	$(16.3)

(1)	Includes charges related to restructuring programs and other costs managed at corporate.

Geographic Information — The Company had revenues from customers outside of the United States of approximately 8.7% and 8.6% of total consolidated net sales in the six months ended June 30, 2018 and 2017, respectively, with 6.7% and 6.8% of total consolidated net sales going to Canada, respectively. Sales are determined based on the customer destination where the products are shipped.  The Company held 11.7% and 11.6% of its property, plant, and equipment outside of the United States as of June 30, 2018 and 2017, respectively.

Major Customers — Walmart Stores, Inc. and affiliates accounted for approximately 22.9% and 20.6% of consolidated net sales in the six months ended June 30, 2018 and 2017, respectively.  No other customer accounted for more than 10% of our consolidated net sales during these periods.

21. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Topic 606, which introduced a new framework to be used when recognizing revenue to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  Topic 606 supersedes the revenue recognition requirements under Topic 605 “Revenue Recognition”.  On January 1, 2018, we adopted Topic 606 using the modified retrospective method and elected to apply guidance retrospectively to all contracts that were not completed as of January 1, 2018.  Under the modified retrospective method, periods beginning January 1, 2018 are presented under Topic 606 while prior periods continue to be presented under Topic 605.  We have determined that the cumulative effect on net income and the opening balance sheet caused by adopting Topic 606 effective January 1, 2018 is immaterial.  See Note 3 for additional information on revenue recognition.

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, to require that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts on the statement of cash flows. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and is required to be applied retrospectively. The Company adopted this standard as of January 1,

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018.  The adoption did not result in any changes to the financial statements presented within this Form 10-Q, as the Company does not have any restricted cash balances.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this ASU should be applied retrospectively. The Company adopted this ASU on January 1, 2018. The adoption of this ASU did not result in any changes to our financial statements as we were already compliant with the changes.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which revises how employers that sponsor defined benefit pension and other postretirement plans present net periodic benefit cost. The ASU requires an employer to present the service cost component in the same income statement line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires adoption on a retrospective basis for the presentation of net benefit cost components. The Company adopted this standard as of January 1, 2018. Upon adoption, the Company recorded the service cost component of net benefit cost in Cost of sales and the other components of net benefit cost in Other (income) expense, net of the Condensed Consolidated Statements of Operations.  The Company also reclassified a total of $0.1 million of net benefit from operating income ($0.3 million of income from Cost of sales and $0.2 million of expense from General and administrative expense) to Other (income) expense, net of the Condensed Consolidated Statements of Operations for the second quarter ended June 30, 2017.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated AOCI, which allows an entity to elect to reclassify the deferred tax effects, including any related valuation allowance, resulting from the application of the Tax Act from AOCI to retained earnings.  The amendment in this ASU essentially eliminates the stranded deferred tax effects in AOCI resulting from the enactment of the Tax Act.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal income tax rate in the Tax Act is recognized.  The Company adopted this ASU in the first quarter of 2018 and elected to reclassify the deferred tax effects due to the decrease in the U.S. Federal statutory tax rate, primarily associated with its pension and postretirement activity, from AOCI to retained earnings.  The impact of adopting this ASU is outlined in Note 14.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between existing GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The standard requires that entities apply the effects of these changes using a modified retrospective approach,

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which includes a number of optional practical expedients. The adoption of this ASU will result in a significant increase to the Company’s Balance Sheets for lease liabilities and lease assets, and the Company is currently assessing the impact that this standard will have upon adoption on its accounting policies, processes, system requirements, internal controls, and disclosures. The Company has completed the initial review of its lease contracts and has selected a lease accounting system.  The Company is in the early stages of implementing the lease accounting system and has been collecting the required information from lease contracts for adoption.

22. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The 2022 Notes and 2024 Notes are fully and unconditionally, as well as jointly and severally, guaranteed by our directly and indirectly owned domestic subsidiaries, which are collectively known as the “Guarantor Subsidiaries”. Bay Valley Foods, LLC, which is a 100% owned direct subsidiary, maintains 100% direct and indirect ownership of the following Guarantor Subsidiaries: Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; Flagstone Foods, Inc., Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Company.; Nutcracker Brands, Inc.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future.”

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

June 30, 2018

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$44.1	$—	$54.8	$—	$98.9
Investments	—	—	14.0	—	14.0
Accounts receivable, net	1.3	207.6	49.4	—	258.3
Inventories	—	839.4	104.9	—	944.3
Deferred income taxes	12.4	—	—	(12.4)	—
Prepaid expenses and other current assets	28.2	64.6	25.7	—	118.5
Total current assets	86.0	1,111.6	248.8	(12.4)	1,434.0
Property, plant, and equipment, net	35.3	1,086.7	148.4	—	1,270.4
Goodwill	—	2,057.3	119.2	—	2,176.5
Investment in subsidiaries	5,029.9	571.9	—	(5,601.8)	—
Intangible and other assets, net	68.6	620.4	90.6	—	779.6
Total assets	$5,219.8	$5,447.9	$607.0	$(5,614.2)	$5,660.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$63.3	$578.8	$56.6	$—	$698.7
Current portion of long-term debt	9.6	0.5	0.1	—	10.2
Total current liabilities	72.9	579.3	56.7	—	708.9
Long-term debt	2,389.8	0.5	0.5	—	2,390.8
Deferred income taxes	—	164.4	21.8	(12.4)	173.8
Other long-term liabilities	18.2	169.4	13.9	—	201.5
Intercompany accounts receivable (payable), net	553.4	(495.5)	(57.9)	—	—
Stockholders’ equity	2,185.5	5,029.8	572.0	(5,601.8)	2,185.5
Total liabilities and stockholders’ equity	$5,219.8	$5,447.9	$607.0	$(5,614.2)	$5,660.5

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet

December 31, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$83.2	$0.2	$49.4	$—	$132.8
Investments	—	—	14.1	—	14.1
Accounts receivable, net	0.2	297.1	32.5	—	329.8
Inventories	—	803.1	115.2	—	918.3
Prepaid expenses and other current assets	69.8	32.0	20.0	(32.1)	89.7
Total current assets	153.2	1,132.4	231.2	(32.1)	1,484.7
Property, plant, and equipment, net	29.3	1,108.7	156.4	—	1,294.4
Goodwill	—	2,057.3	124.7	—	2,182.0
Investment in subsidiaries	4,945.5	582.6	—	(5,528.1)	—
Intercompany accounts (payable) receivable, net	(328.6)	274.5	54.1	—	—
Deferred income taxes	15.1	—	—	(15.1)	—
Intangible and other assets, net	62.5	652.1	103.6	—	818.2
Total assets	$4,877.0	$5,807.6	$670.0	$(5,575.3)	$5,779.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$53.3	$513.8	$54.7	$(32.1)	$589.7
Current portion of long-term debt	9.0	1.1	—	—	10.1
Total current liabilities	62.3	514.9	54.7	(32.1)	599.8
Long-term debt	2,533.8	1.4	0.5	—	2,535.7
Deferred income taxes	—	167.3	26.2	(15.1)	178.4
Other long-term liabilities	17.6	178.5	6.0	—	202.1
Stockholders’ equity	2,263.3	4,945.5	582.6	(5,528.1)	2,263.3
Total liabilities and stockholders’ equity	$4,877.0	$5,807.6	$670.0	$(5,575.3)	$5,779.3

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended June 30, 2018

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,527.9	$170.2	$(242.3)	$1,455.8
Cost of sales	—	1,311.3	151.0	(242.3)	1,220.0
Gross profit	—	216.6	19.2	—	235.8
Selling, general, and administrative expense	35.0	118.0	11.6	—	164.6
Amortization expense	2.7	16.3	2.3	—	21.3
Other operating expense, net	36.6	7.4	2.7	—	46.7
Operating (loss) income	(74.3)	74.9	2.6	—	3.2
Interest expense	31.6	—	—	(0.3)	31.3
Interest income	(0.1)	(0.4)	(0.3)	0.3	(0.5)
Other (income) expense, net	(4.3)	2.9	—	—	(1.4)
(Loss) income before income taxes	(101.5)	72.4	2.9	—	(26.2)
Income taxes	(23.2)	17.5	(0.4)	—	(6.1)
Equity in net income (loss) of subsidiaries	58.2	3.4	—	(61.6)	—
Net (loss) income	$(20.1)	$58.3	$3.3	$(61.6)	$(20.1)

Condensed Supplemental Consolidating Statement of Operations

Three Months Ended June 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,439.9	$158.9	$(76.6)	$1,522.2
Cost of sales	—	1,187.3	134.9	(76.6)	1,245.6
Gross profit	—	252.6	24.0	—	276.6
Selling, general, and administrative expense	34.6	132.7	10.4	—	177.7
Amortization expense	3.2	23.1	2.4	—	28.7
Other operating expense, net	—	92.8	1.2	—	94.0
Operating (loss) income	(37.8)	4.0	10.0	—	(23.8)
Interest expense	31.7	—	(0.2)	0.3	31.8
Interest income	—	0.3	(0.3)	(0.3)	(0.3)
Other expense (income), net	1.5	(0.2)	(0.6)	—	0.7
(Loss) income before income taxes	(71.0)	3.9	11.1	—	(56.0)
Income taxes	(27.4)	3.1	2.5	—	(21.8)
Equity in net income (loss) of subsidiaries	9.4	8.6	—	(18.0)	—
Net (loss) income	$(34.2)	$9.4	$8.6	$(18.0)	$(34.2)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations

Six Months Ended June 30, 2018

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,936.7	$347.4	$(347.1)	$2,937.0
Cost of sales	—	2,505.6	310.8	(347.1)	2,469.3
Gross profit	—	431.1	36.6	—	467.7
Selling, general, and administrative expense	79.6	254.0	20.5	—	354.1
Amortization expense	5.7	33.2	4.6	—	43.5
Other operating expense, net	55.4	17.4	2.8	—	75.6
Operating (loss) income	(140.7)	126.5	8.7	—	(5.5)
Interest expense	60.6	—	1.4	(2.2)	59.8
Interest income	(2.3)	(2.1)	(0.3)	2.2	(2.5)
Other expense (income), net	2.8	6.5	(2.0)	—	7.3
(Loss) income before income taxes	(201.8)	122.1	9.6	—	(70.1)
Income taxes	(43.4)	26.7	0.8	—	(15.9)
Equity in net income (loss) of subsidiaries	104.2	8.9	—	(113.1)	—
Net (loss) income	$(54.2)	$104.3	$8.8	$(113.1)	$(54.2)

Condensed Supplemental Consolidating Statement of Operations

Six Months Ended June 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,895.3	$322.9	$(159.8)	$3,058.4
Cost of sales	—	2,375.7	279.5	(159.8)	2,495.4
Gross profit	—	519.6	43.4	—	563.0
Selling, general, and administrative expense	62.1	279.3	20.0	—	361.4
Amortization expense	6.1	46.5	4.7	—	57.3
Other operating expense, net	—	99.4	1.4	—	100.8
Operating (loss) income	(68.2)	94.4	17.3	—	43.5
Interest expense	62.9	0.2	1.0	(2.6)	61.5
Interest income	(2.2)	(2.6)	(0.9)	2.6	(3.1)
Other expense (income), net	1.6	(0.2)	—	—	1.4
(Loss) income before income taxes	(130.5)	97.0	17.2	—	(16.3)
Income taxes	(50.2)	36.5	3.4	—	(10.3)
Equity in net income (loss) of subsidiaries	74.3	13.8	—	(88.1)	—
Net (loss) income	$(6.0)	$74.3	$13.8	$(88.1)	$(6.0)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2018

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(20.1)	$58.3	$3.3	$(61.6)	$(20.1)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(9.4)	—	(9.4)
Pension and postretirement reclassification adjustment, net of tax	—	0.1	—	—	0.1
Adoption of ASU 2018-02 reclassification to retained earnings	—	—	—	—	—
Other comprehensive income (loss)	—	0.1	(9.4)	—	(9.3)
Equity in other comprehensive (loss) income of subsidiaries	(10.4)	(9.6)	—	20.0	—
Comprehensive (loss) income	$(30.5)	$48.8	$(6.1)	$(41.6)	$(29.4)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(34.2)	$9.4	$8.6	$(18.0)	$(34.2)
Other comprehensive income:
Foreign currency translation adjustments	—	—	12.9	—	12.9
Pension and postretirement reclassification adjustment, net of tax	—	6.8	—	—	6.8
Other comprehensive income	—	6.8	12.9	—	19.7
Equity in other comprehensive income (loss) of subsidiaries	19.7	12.9	—	(32.6)	—
Comprehensive (loss) income	$(14.5)	$29.1	$21.5	$(50.6)	$(14.5)

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2018

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(54.2)	$104.3	$8.8	$(113.1)	$(54.2)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(19.5)	—	(19.5)
Pension and postretirement reclassification adjustment, net of tax	—	0.3	—	—	0.3
Adoption of ASU 2018-02 reclassification to retained earnings		(1.1)			(1.1)
Other comprehensive loss	—	(0.8)	(19.5)	—	(20.3)
Equity in other comprehensive (loss) income of subsidiaries	(20.3)	(19.7)	—	40.0	—
Comprehensive (loss) income	$(74.5)	$83.8	$(10.7)	$(73.1)	$(74.5)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2017

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(6.0)	$74.3	$13.8	$(88.1)	$(6.0)
Other comprehensive income:
Foreign currency translation adjustments	—	—	16.5	—	16.5
Pension and postretirement reclassification adjustment, net of tax	—	7.1	—	—	7.1
Other comprehensive income	—	7.1	16.5	—	23.6
Equity in other comprehensive income (loss) of subsidiaries	23.6	16.5	—	(40.1)	—
Comprehensive income (loss)	$17.6	$97.9	$30.3	$(128.2)	$17.6

TREEHOUSE FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018

(In millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$66.5	$230.0	$27.5	$(92.7)	$231.3
Cash flows from investing activities:
Additions to property, plant, and equipment	(1.1)	(70.2)	(8.0)	—	(79.3)
Additions to intangible assets	(8.4)	(0.6)	—	—	(9.0)
Intercompany transfer	24.1	(91.9)	15.5	52.3	—
Other	—	3.3	(0.7)	—	2.6
Net cash provided by (used in) investing activities	14.6	(159.4)	6.8	52.3	(85.7)
Cash flows from financing activities:
Net (repayment) borrowing of debt	(148.6)	(1.5)	—	—	(150.1)
Intercompany transfer	56.3	(69.3)	(27.4)	40.4	—
Repurchases of common stock	(29.6)	—	—	—	(29.6)
Receipts related to stock-based award activities	4.7	—	—	—	4.7
Payments related to stock-based award activities	(3.0)	—	—	—	(3.0)
Net cash provided by (used in) financing activities	(120.2)	(70.8)	(27.4)	40.4	(178.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Increase (decrease) in cash and cash equivalents	(39.1)	(0.2)	5.4	—	(33.9)
Cash and cash equivalents, beginning of period	83.2	0.2	49.4	—	132.8
Cash and cash equivalents, end of period	$44.1	$—	$54.8	$—	$98.9

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

23. SUBSEQUENT EVENTS

Debt Repurchases

In July 2018, the Company repurchased $1.6 million of its 2022 Notes and $23.1 million of its 2024 Notes.

McCann’s Divestiture

On July 16, 2018, the Company completed the sale of certain assets of the McCann’s Irish Oatmeal product line for $32 million, subject to customary closing adjustments.

Omaha Office Closure

On July 18, 2018, the Company announced the planned closure of its Omaha, Nebraska office by January 31, 2019.  The facility closure is part of the Company’s TreeHouse 2020 restructuring program. Costs associated with the office closure are expected to be approximately $6 million, most of which is anticipated to be in cash, and are expected to be incurred primarily over the next three quarters.

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and six month periods ended June 30, 2018 and 2017. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements on page 56 for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Current Market Environment

Retail food sales and volumes have been under pressure in recent years. However, trends might be starting to shift as positive sales growth has returned across most measured channels during the first six months of 2018. Based on the Citi DD’s Nielsen AOC+C Data Analysis – 6/16/18 report, total retail food sales increased 0.3% in the second quarter of 2018 compared to the same period last year as minimal volume decreases of 0.8% were more than offset by price increases of 1.1%. Private label sales and volume growth continues to outpace branded products as total private label sales in measured channels for the second quarter of 2018 compared to the same period of the prior year increased 3.8% year-over-year compared to a decrease of (0.5)% for branded products. These increases were led by private label pricing and volume increases of 2.0% and 1.8%, respectively, compared to branded pricing increases of 1.5% and volume decreases of (2.0)%. As such, on an industry basis, strong private label sales and volumes continue to be attractive compared to branded counterparts.

Retail sectors are continuing to experience growth in premium, better for you, natural, and organic foods (collectively referred to as “PBFY”) as consumers shift their consumptions trends towards a focus on healthier eating with cleaner labels. PBFY foods include items such as fresh or freshly prepared foods, foods with premium ingredients, natural, organic, clean label, or specialty foods, most of which are located in the perimeter of the store. Recent data shows that these product offerings are expected to be the primary growth area for both branded and private label products, and that growth in private label is expected to drive the overall growth in these product categories.  These trends are prompting companies, TreeHouse included, to increase or adjust their offerings, while retaining their commitment to provide products at reasonable prices.  The margin on these PBFY products tend to be higher and more stable than other labels.  In an effort to respond to shifting consumer demand, the Company offers an increasing variety of PBFY products, currently offering PBFY products in 26 of our categories. Our mix of these offerings increased from 22.9% of net sales in the second quarter of 2017 to 23.1% in the second quarter of 2018.

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

The TreeHouse 2020 program will be executed through 2020.  In 2017, the Company announced the closure of its Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  Production at the Brooklyn Park, Minnesota and Plymouth, Indiana facilities ceased in the fourth quarter of 2017.  The facility downsizing at Dothan, Alabama is expected to be complete in the third quarter of 2018. In addition, we have taken steps toward increasing our capacity utilization, operational margin expansion, and streamlining our plant structure to optimize our supply chain. We are on track to permanently shutter an additional 15 lines by year-end 2018 and continue to progress in our rollout of a standardized management operating system. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding restructuring programs.

On January 31, 2018, the Company announced its intention to close its remaining operations in Battle Creek, Michigan. The Company had previously announced its decision to downsize the Battle Creek facility; however, following completion of the first phase of downsizing, it was determined that the remaining operations would not be economically viable. Current production at Battle Creek will be moved to other cereal manufacturing facilities.  The costs to close the remainder of the Battle Creek facility are expected to be approximately $18.2 million, of which approximately $11.8 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $6.4 million, employee-related costs of approximately $3.2 million, and other closure costs of approximately $8.6 million. Total expected costs to close decreased $11.8 million from the initial announcement through June 30, 2018 due to revised estimates. The full closure of the facility was initially scheduled for the fourth quarter of 2018, but this date has been delayed to mid-2019 due to recent bid activity.

On February 15, 2018, the Company announced the planned closure of its Visalia, California facility by the end of the first quarter of 2019. The plant primarily produces pretzels and cereal snack mixes for the Baked Goods segment.  Current pretzel production will be moved to other TreeHouse manufacturing facilities prior to the plant closure.  The costs to close the Visalia facility are expected to be approximately $23.6 million, of which approximately $11.0 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $12.6 million, employee-related costs of approximately $3.7 million, and other closure costs of approximately $7.3 million. Total expected costs to close increased $2.6 million since the initial announcement through June 30, 2018 due to revised estimates.

Structure to Win

In the first quarter of 2018, the Company announced an operating expenses improvement program designed to align our organization structure with strategic priorities.  The program is intended to support operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean customer focused go-to-market team, centralized supply chain, and streamlined back office.  In the six months ended June 30, 2018, we incurred costs of $26.2 million on this program. We expect to spend $31.6 million in 2018 primarily on employee-related costs and consulting services, which is intended to yield $55.0 million in annualized run-rate savings starting in 2019.

Share Repurchase Authorization

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in fiscal 2018 and is also authorized to repurchase an additional $100 million per year outside the administrative repurchase plan (total annual cap of $150 million). Any shares repurchased will be held as treasury stock.

For the six months ended June 30, 2018, the Company repurchased approximately 0.7 million shares of common stock for a total of $29.6 million.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,455.8	100.0%	$1,522.2	100.0%	$2,937.0	100.0%	$3,058.4	100.0%
Cost of sales	1,220.0	83.8	1,245.6	81.8	2,469.3	84.1	2,495.4	81.6
Gross profit	235.8	16.2	276.6	18.2	467.7	15.9	563.0	18.4
Operating expenses:
Selling and distribution	91.7	6.3	94.8	6.2	200.1	6.8	199.4	6.5
General and administrative	72.9	5.0	82.9	5.4	154.0	5.2	162.0	5.3
Amortization expense	21.3	1.4	28.7	1.9	43.5	1.5	57.3	1.9
Other operating expense, net	46.7	3.2	94.0	6.2	75.6	2.6	100.8	3.3
Total operating expenses	232.6	15.9	300.4	19.7	473.2	16.1	519.5	17.0
Operating income (loss)	3.2	0.3	(23.8)	(1.5)	(5.5)	(0.2)	43.5	1.4
Other expense:
Interest expense	31.3	2.2	31.8	2.1	59.8	2.0	61.5	2.0
Interest income	(0.5)	—	(0.3)	—	(2.5)	(0.1)	(3.1)	(0.1)
Loss (income) on foreign currency exchange	1.9	0.1	(0.4)	—	4.4	0.1	(0.3)	—
Other (income) expense, net	(3.3)	(0.2)	1.1	0.1	2.9	0.1	1.7	0.1
Total other expense	29.4	2.1	32.2	2.2	64.6	2.1	59.8	2.0
Loss before income taxes	(26.2)	(1.8)	(56.0)	(3.7)	(70.1)	(2.3)	(16.3)	(0.6)
Income taxes	(6.1)	(0.4)	(21.8)	(1.5)	(15.9)	(0.5)	(10.3)	(0.4)
Net loss	$(20.1)	(1.4)%	$(34.2)	(2.2)%	$(54.2)	(1.8)%	$(6.0)	(0.2)%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Sales — Second quarter net sales decreased by $66.4 million, or 4.4%, in 2018 compared to 2017. The change in net sales from the second quarter of 2017 to the second quarter of 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$1,522.2
SKU rationalization	(63.2)	(4.2)%
Volume/mix excluding SKU rationalization	(7.2)	(0.5)
Pricing	19.4	1.3
Product recalls	(1.3)	(0.1)
Divestiture	(16.9)	(1.1)
Foreign currency	2.8	0.2
2018 Net sales	$1,455.8	(4.4)%

The change in net sales was driven by the ongoing efforts to simplify and rationalize low margin SKUs, which contributed 4.2% to the year-over-year decline, and the divestiture of the soup and infant feeding business (“SIF”) in May 2017, which contributed 1.1% to the year-over-year decline. Excluding the impact of SKU rationalization and the SIF divestiture in the second quarter of 2017, net sales increased 0.9% in the second quarter 2018 compared to 2017, driven by the following:

•	Pricing was favorable 1.3% in the second quarter of 2018 compared to 2017 reflecting pricing actions to cover commodity and freight inflation across most customers and product categories.
•	Foreign currency exchange was favorable 0.2% in the second quarter of 2018 compared to 2017.
•	Volume/mix was unfavorable year-over-year mostly driven by declines in the Meals and Baked Goods segments.
•	Included in second quarter 2017 net sales was a $1.3 million product recall reimbursement, which did not repeat in 2018, contributing a 0.1% decrease to the year-over-year change in net sales.

Cost of Sales — Cost of sales as a percentage of net sales was 83.8% in the second quarter of 2018, compared to 81.8% in the second quarter of 2017, an increase of 2.0 percentage points. Of this increase, 0.3 percentage points was related to $1.9 million of expenses associated with restructuring programs compared to a gain of approximately $1.0 million in 2017.  The remaining 1.7 percentage point increase was primarily due to higher operating costs including costs associated with a labor dispute in the Beverages segment and higher freight costs, higher commodity costs, and higher variable incentive compensation.

Operating Expenses — Total operating expenses were $232.6 million in the second quarter of 2018 compared to $300.4 million in the second quarter of 2017. The decrease in 2018 resulted from the following:

Selling and distribution expenses decreased $3.1 million, or 3.3%, in the second quarter of 2018 compared to the second quarter of 2017 driven by lower compensation, lower broker commissions, and lower freight volume, partially offset by higher freight rates. Selling and distribution expenses as a percentage of net sales increased 0.1 percentage points to 6.3% in the second quarter of 2018, compared to 6.2% in the second quarter of 2017.  This increase was primarily related to higher freight due to freight cost inflation and increases in the use of the spot market, and increased variable incentive compensation.

General and administrative expenses decreased $10.0 million, or 12.1%, in the second quarter of 2018 compared to the second quarter of 2017. General and administrative expenses as a percentage of net sales decreased 0.4 percentage points to 5.0% in the second quarter of 2018, compared to 5.4% in the second quarter of 2017. Of this decline, 0.1 percentage points was related to $3.3 million of costs associated with restructuring programs; acquisition, integration, divestiture and related costs; and debt amendment and repurchase costs in 2018, compared to $5.7 million in 2017. The remaining 0.3 percentage point decline year-over-year was due to savings from the Structure to Win initiative and other cost saving measures, partially offset by increased variable incentive compensation.

Amortization expense decreased $7.4 million in the second quarter of 2018 compared to the second quarter of 2017 reflecting the impairment of the customer related intangible assets in the Snacks segment in the fourth quarter of 2017.

Other operating expense was $46.7 million in the second quarter of 2018 compared to $94.0 million in the second quarter of 2017, a decrease of $47.3 million. The decrease was mostly due to the loss on the divestiture of the SIF business in the second quarter of 2017 of $85.2 million, partially offset by $37.6 million of higher costs in 2018 associated with restructuring programs that were announced in recent quarters with respect to the TreeHouse 2020 margin improvement plan and the Company’s plant closures.  See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding restructuring programs.

Interest Expense — Interest expense decreased to $31.3 million in the second quarter of 2018, compared to $31.8 million in 2017, primarily due to lower net debt, partially offset by higher interest rates and the write-off of $1.7 million of deferred debt issuance costs associated with the repurchase of the 2022 Notes and 2024 Notes in the second quarter of 2018.  The higher interest rates reflect the year-over-year increase in LIBOR.

Interest Income – Interest income of $0.5 million primarily relates to cash held by our Canadian subsidiaries and gains on investments. Interest income increased slightly from the second quarter of 2017.

Foreign Currency — The Company’s foreign currency impact was a $1.9 million loss for second quarter of 2018, compared to income  of $0.4 million in the second quarter of 2017, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other (Income) Expense, net — Other income was $3.3 million for the second quarter of 2018, compared to expense of $1.1 million in the second quarter of 2017. The change was primarily due to non-cash mark-to-market gains from hedging activities, primarily interest rate swaps, commodity contracts, and foreign currency contracts, partially offset by a loss on debt extinguishment related to the repurchase of 2022 Notes and 2024 Notes.

Income Taxes — Income tax benefit of $6.1 million was recorded in the second quarter of 2018 compared to a benefit of $21.8 million for the same period of 2017. The effective tax rate was 23.3% for the second quarter of 2018 compared to 38.9% for the second quarter of 2017. The change in the effective tax rate for the second quarter of 2018 compared to the second quarter of 2017 was primarily a result of the reduction in the U.S. Federal statutory tax rate, a decrease in the tax deduction related to share-based payments, and a decrease in state tax expense due to enacted legislation in certain jurisdictions. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, executive compensation expense that is not deductible for tax purposes, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 — Results by Segment

Baked Goods

	Three Months Ended June 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$319.1	100.0%	$324.3	100.0%
Cost of sales	258.7	81.1	264.6	81.6
Gross profit	60.4	18.9	59.7	18.4
Freight out and commissions	23.1	7.2	19.2	5.9
Direct selling, general, and administrative	6.6	2.1	8.0	2.5
Direct operating income	$30.7	9.6%	$32.5	10.0%

Net sales in the Baked Goods segment decreased $5.2 million, or 1.6%, in the second quarter of 2018 compared to the second quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$324.3
SKU rationalization	(7.3)	(2.2)%
Volume/mix excluding SKU rationalization	(4.6)	(1.5)
Pricing	6.0	1.9
Foreign currency	0.7	0.2
2018 Net sales	$319.1	(1.6)%

Net sales decreased during the second quarter of 2018 compared to the second quarter of 2017 primarily due to the ongoing efforts to simplify and rationalize low margin SKUs combined with unfavorable volume/mix due to competitive pressure, predominately in the dough category, partially offset by favorable pricing driven by commodity and freight inflation, and foreign currency.

Cost of sales as a percentage of net sales decreased 0.5 percentage points, from 81.6% in the second quarter of 2017 to 81.1% in the second quarter of 2018, primarily due to favorable pricing and lower operating costs, partially offset by higher commodity costs, primarily wheat, and higher warehouse costs.

Freight out and commissions paid to independent sales brokers was $23.1 million in the second quarter of 2018, compared to $19.2 million in the second quarter of 2017.  Freight and commissions as a percentage of net sales increased 1.3 percentage points year-over-year due to freight cost inflation and increases in spot market use.

Direct selling, general, and administrative expenses were $6.6 million in the second quarter of 2018 compared to $8.0 million in the second quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to Structure to Win savings combined with lower spend due to other cost saving activities.

Beverages

	Three Months Ended June 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$236.4	100.0%	$246.2	100.0%
Cost of sales	178.1	75.3	171.9	69.8
Gross profit	58.3	24.7	74.3	30.2
Freight out and commissions	8.2	3.5	8.9	3.6
Direct selling, general, and administrative	4.3	1.8	5.1	2.1
Direct operating income	$45.8	19.4%	$60.3	24.5%

Net sales in the Beverages segment decreased $9.8 million, or 4.0%, in the second quarter of 2018 compared to the second quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$246.2
SKU rationalization	(8.3)	(3.4)%
Volume/mix excluding SKU rationalization	1.2	0.5
Pricing	(2.7)	(1.1)
2018 Net sales	$236.4	(4.0)%

Net sales decreased during the second quarter of 2018 compared to the second quarter of 2017 primarily due to the ongoing efforts to simplify and rationalize low margin SKUs.  Volume/mix excluding SKU rationalization was favorable due to additional distribution and category gains in the broth and tea categories, partially offset by a labor dispute at one of our Beverage plants along with competitive pressure, principally in the single serve beverages category.  Pricing was unfavorable primarily due to competitive pressure in the single serve beverages category.

Cost of sales as a percentage of net sales increased 5.5 percentage points, from 69.8% in the second quarter of 2017 to 75.3% in the second quarter of 2018, primarily due to higher operating costs and higher commodity costs (primarily oils) that were only partially offset by pricing.

Freight out and commissions paid to independent sales brokers was $8.2 million in the second quarter of 2018, compared to $8.9 million in the second quarter of 2017. Freight and commissions as a percentage of net sales decreased 0.1 percentage points year-over-year due to improvements in logistics efficiency.

Direct selling, general, and administrative expenses were $4.3 million in the second quarter of 2018, compared to $5.1 million in the second quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to Structure to Win savings combined with lower spend due to other cost saving activities.

Condiments

	Three Months Ended June 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$336.1	100.0%	$344.9	100.0%
Cost of sales	280.1	83.3	288.2	83.6
Gross profit	56.0	16.7	56.7	16.4
Freight out and commissions	15.0	4.4	14.1	4.1
Direct selling, general, and administrative	4.8	1.5	6.6	1.9
Direct operating income	$36.2	10.8%	$36.0	10.4%

Net sales in the Condiments segment decreased $8.8 million, or 2.6%, in the second quarter of 2018 compared to the second quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$344.9
SKU rationalization	(16.9)	(4.9)%
Volume/mix excluding SKU rationalization	(0.5)	(0.2)
Pricing	6.4	1.9
Foreign currency	2.2	0.6
2018 Net sales	$336.1	(2.6)%

Net sales decreased during the second quarter of 2018 compared to the second quarter of 2017 primarily due to the ongoing efforts to simplify and rationalize low margin SKUs and unfavorable volume/mix, partially offset by favorable pricing driven by commodity and freight inflation and favorable foreign currency exchange rates.

Cost of sales as a percentage of net sales decreased 0.3 percentage points, from 83.6% in the second quarter of 2017 to 83.3% in the second quarter of 2018, primarily due to lower operating costs, favorable pricing, and favorable foreign currency exchange, partially offset by higher commodity costs (primarily packaging, eggs and cucumbers).

Freight out and commissions paid to independent sales brokers was $15.0 million in the second quarter of 2018, compared to $14.1 million in the second quarter of 2017. Freight and commissions as a percentage of net sales increased 0.3 percentage points year-over-year due to freight cost inflation and increases in spot market use.

Direct selling, general, and administrative expenses were $4.8 million in the second quarter of 2018 and $6.6 million in the second quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to Structure to Win savings combined with lower spend due to other cost saving activities.

Meals

	Three Months Ended June 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$246.5	100.0%	$288.4	100.0%
Cost of sales	200.8	81.5	235.7	81.7
Gross profit	45.7	18.5	52.7	18.3
Freight out and commissions	11.0	4.4	12.2	4.3
Direct selling, general, and administrative	6.3	2.6	6.7	2.3
Direct operating income	$28.4	11.5%	$33.8	11.7%

Net sales in the Meals segment decreased $41.9 million, or 14.5%, in the second quarter of 2018 compared to the second quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$288.4
SKU rationalization	(8.2)	(2.8)%
Volume/mix excluding SKU rationalization	(22.7)	(7.8)
Pricing	5.9	2.0
Divestiture	(16.9)	(5.9)
2018 Net sales	$246.5	(14.5)%

Net sales decreased during the second quarter of 2018 compared to the second quarter of 2017 due to unfavorable volume/mix from competitive pressure (principally in the pasta, ready-to-eat cereal, and dry dinner categories) and the ongoing efforts to simplify and rationalize low margin SKUs.  The divestiture of the SIF business in the second quarter of 2017 also contributed 5.9% to the year-over-year decrease in net sales.  These decreases were partially offset by favorable pricing driven by commodity and freight inflation.

Cost of sales as a percentage of net sales decreased 0.2 percentage points, from 81.7% in the second quarter of 2017 to 81.5% in the second quarter of 2018, primarily due to lower operating costs from plant closures and supply chain optimization activities, partially offset by higher commodity costs (durum, flour, and packaging).

Freight out and commissions paid to independent sales brokers was $11.0 million in the second quarter of 2018, compared to $12.2 million in the second quarter of 2017. Freight and commissions as a percentage of net sales increased 0.1 percentage points year-over-year due to freight cost inflation and increases in spot market use.

Direct selling, general, and administrative expenses were $6.3 million in the second quarter of 2018 compared to $6.7 million in 2017. Direct selling, general, and administrative expenses as a percentage of net sales increased compared to prior year primarily due to advertising and promotion investments in the pasta category.

Snacks

	Three Months Ended June 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$317.7	100.0%	$317.0	100.0%
Cost of sales	301.8	95.0	291.8	92.1
Gross profit	15.9	5.0	25.2	7.9
Freight out and commissions	8.0	2.5	7.3	2.3
Direct selling, general, and administrative	3.5	1.1	7.8	2.4
Direct operating income	$4.4	1.4%	$10.1	3.2%

Net sales in the Snacks segment increased $0.7 million, or 0.2%, in the second quarter of 2018 compared to the second quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$317.0
SKU rationalization	(22.5)	(7.1)%
Volume/mix excluding SKU rationalization	19.4	6.1
Pricing	3.8	1.2
2018 Net sales	$317.7	0.2%

Net sales increased during the second quarter of 2018 compared to the second quarter of 2017 primarily due to favorable volume/mix due to incremental volume from new customer contracts, partially offset by the ongoing efforts to simplify and rationalize low margin SKUs and favorable pricing driven by commodity and freight inflation.

Cost of sales as a percentage of net sales increased 2.9 percentage points, from 92.1% in the second quarter of 2017 to 95.0% in the second quarter of 2018, primarily due to higher operating costs and unfavorable mix.

Freight out and commissions paid to independent sales brokers was $8.0 million in the second quarter of 2018, compared to $7.3 million in 2017. Freight and commissions as a percentage of net sales increased 0.2 percentage points year-over-year due to freight cost inflation and increases in spot market use.

Direct selling, general, and administrative expenses were $3.5 million in the second quarter of 2018 compared to $7.8 million in the second quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to Structure to Win savings combined with lower spend due to other cost saving activities.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Sales — Net sales decreased by $121.4 million, or 4.0%, in the first six months of 2018 compared to the first six months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$3,058.4
SKU rationalization	(105.0)	(3.5)%
Volume/mix excluding SKU rationalization	4.8	0.2
Pricing	35.9	1.2
Product recalls	(3.7)	(0.2)
Divestiture	(59.5)	(1.9)
Foreign currency	6.1	0.2
2018 Net sales	$2,937.0	(4.0)%

The change in net sales was driven by the ongoing efforts to simplify and rationalize low margin SKUs, which contributed 3.5% to the year-over-year decline and the divestiture of the SIF business in May 2017, which contributed 1.9% to the year-over-year decline. Excluding the impact of SKU rationalization and the SIF divestiture, net sales increased 1.4% in the first six months of 2018 compared to 2017, driven by the following:

•	Pricing was favorable 1.2% in the first six months of 2018 compared to 2017 reflecting pricing actions to cover commodity and freight inflation.
•	Volume/mix was favorable year-over-year driven by the Snacks and Condiments segments.
•	Foreign currency exchange was favorable 0.2% in the first six months of 2018 compared to 2017.
•

Included in the first six months of 2017 net sales was a $3.7 million product recall reimbursement, which did not repeat in 2018, that contributed a decrease of 0.2% to the change in net sales year-over-year.

Cost of Sales — Cost of sales as a percentage of net sales was 84.1% in the first six months of 2018, compared to 81.6% in the first six months of 2017, an increase of 2.5 percentage points. Of this increase, 0.4 percentage points was related to $11.6 million of expenses for restructuring programs in the first six months of 2018 compared to $3.2 million for restructuring programs and a $1.5 million reimbursement related to product recalls in the first six months of 2017.  The remaining 2.1 percentage point increase in cost of sales as a percentage of net sales was primarily due to higher operating costs including costs associated with a labor dispute in the Beverages segment and higher freight costs, higher commodity costs, and higher variable incentive compensation.

Operating Expenses — Total operating expenses were $473.2 million in the first six months of 2018 compared to $519.5 million in the first six months of 2017. The decrease in 2018 resulted from the following:

Selling and distribution expenses increased $0.7 million, or 0.4%, in the first six months of 2018 compared to the first six months of 2017. Selling and distribution expenses as a percentage of net sales increased 0.3 percentage points to 6.8% in the first six months of 2018 compared to 6.5% in the first six months of 2017.  This increase was primarily related to higher freight due to freight cost inflation and increases in the use of the spot market, and increased variable incentive compensation.

General and administrative expenses decreased by $8.0 million, or 4.9%, in the first six months of 2018 compared to the first six months of 2017. General and administrative expenses as a percentage of net sales decreased 0.1 percentage point from 5.3% in the first six months of 2017 to 5.2% in the first six months of 2018.  An increase of 0.2 percentage points was related to $13.0 million of CEO transition expense mostly related to stock compensation modification and acceleration and $3.2 million of expenses related to restructuring programs; acquisition, integration, divestiture and related costs; and debt amendment and repurchase costs in the first six months of 2018 compared to $9.3 million of acquisition, integration, divestiture, and related costs in the first six months of 2017.  The remaining 0.3 percentage point decline year-over-year was due to savings from the Structure to Win initiative and other cost saving measures, partially offset by increased variable incentive compensation.

Amortization expense decreased $13.8 million in the first six months of 2018 compared to the first six months of 2017 reflecting the impairment of the customer related intangible assets in the Snacks segment in the fourth quarter of 2017.

Other operating expense was $75.6 million in the first six months of 2018 compared to $100.8 million in the first six months of 2017. The decrease was mostly due to the loss on the divestiture of the SIF business of $85.2 million in the second quarter of 2017 partially offset by higher costs associated with restructurings that were announced in recent quarters with respect to the Company’s TreeHouse 2020 margin improvement activities and other plant closures. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding restructuring activity.

Interest Expense — Interest expense decreased to $59.8 million in the first six months of 2018, compared to $61.5 million in 2017, due to lower net debt, partially offset by higher interest rates and the write-off of $1.7 million deferred debt issuance costs associated with the repurchase of 2022 Notes and 2024 Notes in the second quarter of 2018.  The higher interest rates reflect the year-over-year increase in the LIBOR interest rate.

Interest Income –  Interest income of $2.5 million in the first six months of 2018 primarily relates to cash held by our Canadian subsidiaries and gains on investments. Interest income decreased slightly from 2017.

Foreign Currency — The Company’s foreign currency impact was a $4.4 million expense for the first six months of 2018, compared to a gain of $0.3 million in the first six months of 2017, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other (Income) Expense, net — Other expense was $2.9 million for the first six months of 2018, compared to $1.7 million in the first six months of 2017. The change was mostly due to a loss on debt extinguishment related to the repurchase of 2022 Notes and 2024 Notes, partially offset by the non-cash mark-to-market adjustments on derivative instruments, primarily foreign currency contracts, commodity contracts, and interest rate swaps.

Income Taxes — Income tax benefit of $15.9 million was recorded in the first six months of 2018 compared to a benefit of $10.3 million for the same period of 2017. The effective tax rate was 22.7% for the first six months of 2018 and 63.2% for the first six months of 2017. The change in the effective tax rate for the first six months of 2018 compared to the first six months of 2017 is primarily a result of the reduction in the U.S. Federal statutory tax rate, a decrease in the tax deduction related to share-based payments, and a decrease in state tax expense due to enacted legislation in certain jurisdictions.  The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, executive compensation that is not deductible for tax purposes, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 — Results by Segment

Baked Goods

	Six Months Ended June 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$665.1	100.0%	$665.4	100.0%
Cost of sales	538.0	80.9	532.5	80.0
Gross profit	127.1	19.1	132.9	20.0
Freight out and commissions	54.7	8.2	41.6	6.3
Direct selling, general, and administrative	13.7	2.1	16.9	2.5
Direct operating income	$58.7	8.8%	$74.4	11.2%

Net sales in the Baked Goods segment was relatively flat in the first six months of 2018 compared to the first six months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$665.4
SKU rationalization	(11.1)	(1.6)%
Volume/mix excluding SKU rationalization	0.1	—
Pricing	9.1	1.4
Foreign currency	1.6	0.2
2018 Net sales	$665.1	—

The change in net sales from 2017 to 2018 was due to the ongoing efforts to simplify and rationalize low margin SKUs, offset by favorable pricing driven by commodity and freight inflation and foreign currency.

Cost of sales as a percentage of net sales increased 0.9 percentage points, from 80.0% in the first six months of 2017 to 80.9% in the first six months of 2018, primarily due to increased pricing from commodity based price increases, higher commodity costs (wheat, packaging, oil, and eggs) and higher warehouse costs, partially offset by lower operating costs.

Freight out and commissions paid to independent sales brokers was $54.7 million in the first six months of 2018, compared to $41.6 million in the first six months of 2017. Freight and commissions as a percentage of net sales increased 1.9 percentage points from the first six months of 2017 due to freight cost inflation and increases in spot market use.

Direct selling, general, and administrative expenses were $13.7 million in the first six months of 2018 compared to $16.9 million in the first six months of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily attributable to lower spend due to Structure to Win savings combined with lower spend due to other cost saving activities.

Beverages

	Six Months Ended June 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$485.5	100.0%	$514.2	100.0%
Cost of sales	372.4	76.7	366.3	71.2
Gross profit	113.1	23.3	147.9	28.8
Freight out and commissions	18.7	3.8	18.0	3.5
Direct selling, general, and administrative	9.1	1.9	10.9	2.2
Direct operating income	$85.3	17.6%	$119.0	23.1%

Net sales in the Beverages segment decreased $28.7 million, or 5.6%, in the first six months of 2018 compared to the first six months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$514.2
SKU rationalization	(12.1)	(2.4)%
Volume/mix excluding SKU rationalization	(11.8)	(2.3)
Pricing	(4.8)	(0.9)
2018 Net sales	$485.5	(5.6)%

Net sales decreased from 2017 to 2018 primarily due to the ongoing efforts to simplify and rationalize low margin SKUs, unfavorable volume/mix related to a labor dispute at one of our Beverage plants and competitive pressure in the single serve beverage category. Pricing was also unfavorable due to competitive pressure.

Cost of sales as a percentage of net sales increased 5.5 percentage points, from 71.2% in the first six months of 2017 to 76.7% in the first six months of 2018, primarily due to higher operating costs and higher commodity costs (primarily oils) that were only partially offset by pricing.

Freight out and commissions paid to independent sales brokers was $18.7 million in the first six months of 2018, compared to $18.0 million in the first six months of 2017. Freight out and commissions as a percentage of net sales increased 0.3 percentage points from the first six months of 2017 due to freight cost inflation and increases in spot market use.

Direct selling, general, and administrative expenses were $9.1 million in the first six months of 2018 and $10.9 million in the first six months of 2017. The decrease in direct selling, general, and administrative expenses was primarily attributable to lower spend due to Structure to Win savings combined with lower spend due to other cost saving activities.

Condiments

	Six Months Ended June 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$651.3	100.0%	$655.0	100.0%
Cost of sales	546.8	84.0	545.7	83.3
Gross profit	104.5	16.0	109.3	16.7
Freight out and commissions	30.8	4.7	27.5	4.2
Direct selling, general, and administrative	10.3	1.6	14.1	2.2
Direct operating income	$63.4	9.7%	$67.7	10.3%

Net sales in the Condiments segment decreased $3.7 million, or 0.6%, in the first six months of 2018 compared to the first six months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$655.0
SKU rationalization	(29.6)	(4.5)%
Volume/mix excluding SKU rationalization	11.4	1.7
Pricing	9.9	1.5
Foreign currency	4.6	0.7
2018 Net sales	$651.3	(0.6)%

Net sales decreased from 2017 to 2018 due to the ongoing efforts to simplify and rationalize low margin SKUs, partially offset by favorable volume/mix, favorable pricing driven by commodity and freight inflation, and favorable foreign currency.

Cost of sales as a percentage of net sales increased 0.7 percentage points, from 83.3% in the first six months of 2017 to 84.0% in the first six months of 2018, primarily due to higher operating costs and higher commodity costs (primarily packaging, eggs and cucumbers), partially offset by favorable pricing and foreign currency exchange.

Freight out and commissions paid to independent sales brokers was $30.8 million in the first six months of 2018, compared to $27.5 million in the first six months of 2017. Freight and commissions as a percentage of net sales increased 0.5 percentage points from the first six months of 2017 due to freight cost inflation and increases in spot market use.

Direct selling, general, and administrative expenses were $10.3 million in the first six months of 2018 and $14.1 million in the first six months of 2017. The decrease in direct selling, general, and administrative expenses was primarily attributable to lower spend due to Structure to Win savings combined with lower spend due to other cost saving activities.

Meals

	Six Months Ended June 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$523.5	100.0%	$612.4	100.0%
Cost of sales	427.4	81.6	501.9	82.0
Gross profit	96.1	18.4	110.5	18.0
Freight out and commissions	24.6	4.8	27.6	4.5
Direct selling, general, and administrative	13.2	2.5	15.1	2.4
Direct operating income	$58.3	11.1%	$67.8	11.1%

Net sales in the Meals segment decreased $88.9 million, or 14.5%, in the first six months of 2018 compared to the first six months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$612.4
SKU rationalization	(12.2)	(2.0)%
Volume/mix excluding SKU rationalization	(28.6)	(4.7)
Pricing	11.4	1.9
Divestiture	(59.5)	(9.7)
2018 Net sales	$523.5	(14.5)%

Net sales decreased from 2017 to 2018 primarily due to the divestiture of the SIF business combined with unfavorable volume/mix from competitive pressure (principally in the pasta, ready-to-eat cereal, and dry dinner categories) and the ongoing efforts to simplify and rationalize low margin SKUs, partially offset by favorable pricing adjustments driven by commodity and freight inflation.

Cost of sales as a percentage of net sales decreased 0.4 percentage points, from 82.0% in the first six months of 2017 to 81.6% in the first six months of 2018, primarily due to lower operating costs from plant closure and supply chain optimization activities, partially offset by higher commodity costs (durum, flour, and packaging).

Freight out and commissions paid to independent sales brokers was $24.6 million in the first six months of 2018, compared to $27.6 million in the first six months of 2017. Freight and commissions as a percentage of net sales increased 0.3 percentage points from the first six months of 2017 due to freight cost inflation and increases in spot market use.

Direct selling, general, and administrative expenses were $13.2 million in the first six months of 2018 compared to $15.1 million in the first six months of 2017. The decrease in direct selling, general, and administrative expenses was primarily attributable to lower spend due to Structure to Win savings combined with lower spend due to other cost saving activities.

Snacks

	Six Months Ended June 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$611.6	100.0%	$607.6	100.0%
Cost of sales	576.7	94.3	557.1	91.7
Gross profit	34.9	5.7	50.5	8.3
Freight out and commissions	16.1	2.6	13.8	2.3
Direct selling, general, and administrative	7.7	1.3	14.1	2.3
Direct operating income	$11.1	1.8%	$22.6	3.7%

Net sales in the Snacks segment increased $4.0 million, or 0.7%, in the first six months of 2018 compared to the first six months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$607.6
SKU rationalization	(40.0)	(6.5)%
Volume/mix excluding SKU rationalization	33.7	5.5
Pricing	10.3	1.7
2018 Net sales	$611.6	0.7%

Net sales increased from 2017 to 2018 primarily due to favorable pricing driven by commodity and freight inflation and favorable volume/mix due to incremental volume from new customer contracts, partially offset by the ongoing efforts to simplify and rationalize low margin SKUs.

Cost of sales as a percentage of net sales increased 2.6 percentage points, from 91.7% in the first six months of 2017 to 94.3% in the first six months of 2018, primarily due to higher commodity costs, mostly in cashews, and higher operating costs.

Freight out and commissions paid to independent sales brokers increased to $16.1 million in the first six months of 2018, compared to $13.8 million in the first six months of 2017.  Freight and commissions as a percentage of net sales increased 0.3 percentage points from the first six months of 2017 due to freight cost inflation and increases in spot market use.

Direct selling, general, and administrative expenses were $7.7 million in the first six months of 2018 compared to $14.1 million in the first six months of 2017. The decrease in direct selling, general, and administrative expenses was primarily attributable to lower spend due to Structure to Win savings combined with lower spend due to other cost saving activities.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company generates substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis including the repurchase of common stock and senior debt. If additional borrowings are needed, approximately $719 million was available under the Revolving Credit Facility as of June 30, 2018. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities	$231.3	$327.4
Investing activities	(85.7)	(65.0)
Financing activities	(178.0)	(151.3)

Operating Activities

Our cash provided by operations was $231.3 million in the first six months of 2018 compared to $327.4 million in the first six months of 2017, a decrease of $96.1 million. The decrease is mostly attributable to lower earnings year-over-year, partially offset by improved working capital. Working capital management is focused around extending vendor payment terms, managing inventory, and driving faster collection of receivables. In the fourth quarter of 2017, the Company entered into an agreement (the “Receivables Sales Agreement”) to sell, on a revolving basis, certain trade receivable balances to an unrelated institution. The agreement allows us to sell our accounts receivable to increase operating cash flow, while reducing the cost of borrowing on the Revolving Credit Facility (as defined below under “Sources of Capital”), net working capital, and interest expense. The agreement provides for the periodic sale of certain receivables on a revolving basis with a minimum funding of at least $0.5 million on each sale. During the first six months of 2018, we sold $399.1 million of receivables under this program. There were no sales under this program in the first six months of 2017.  We have the ability to sell up to $200 million at any point in time under this program. See Note 4 to the Consolidated Financial Statements for more information regarding the Receivables Sales Agreement. The management of receivables is a component of the Company’s focus on continued working capital management. The Company uses cash provided by operating activities to pay down debt, repurchase senior public debt, and fund investments in property, plant, and equipment.

Investing Activities

Cash used in investing activities was $85.7 million in the first six months of 2018 compared to $65.0 million in the first six months of 2017, an increase in cash used of $20.7 million.  During the first six months of 2017, $19.3 million of proceeds were received from the SIF divestiture.

We expect capital spending programs to be approximately $200 million in 2018. Capital spending in 2018 is focused on TreeHouse 2020 initiatives, the implementation of an Enterprise Resource Planning system, food safety, quality, productivity improvements, and routine equipment upgrades or replacements at our plants.

Financing Activities

Net cash used in financing activities increased by $26.7 million in the first six months of 2018 compared to 2017 primarily due to repurchases of the 2022 Notes and 2024 Notes (refer to Note 10) and common stock repurchases, partially offset by reduced net loan activity under the Revolver during the first six months of 2018.  The Company reduced net debt by approximately $111 million since December 31, 2017 consistent with our objective of using available cash to pay down outstanding debt.

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

The following table reconciles cash flow provided by operating activities (a GAAP measure) to our free cash flow (a Non-GAAP measure).

	Six Months Ended June 30,
	2018	2017
	(In millions)
Cash flow provided by operating activities	$231.3	$327.4
Less: Capital expenditures	(88.3)	(85.4)
Free cash flow	$143.0	$242.0

For the six months ended June 30, 2018, we generated free cash flow of $143.0 million.  Free cash flow in 2018 decreased $99.0 million over the prior year primarily due to lower cash flow provided by operations.

Other

The earnings of our Canadian and Italian operations generate a portion of the Company’s cash. As of June 30, 2018, there was $54.8 million of cash and cash equivalents held by our foreign subsidiaries. The U.S. Tax Cuts and Jobs Act (the “Tax Act”) imposes a one-time transition tax on cumulative foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions.  As earnings in foreign jurisdictions are now available for distribution to the U.S. without incremental U.S. taxes, the Company no longer considers these earnings as permanently reinvested outside the U.S.

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

Debt Obligations

At June 30, 2018, we had $496.3 million outstanding under Term Loan A, $893.3 million outstanding under Term Loan A-1, $378.6 million of the 2022 Notes outstanding, $656.2 million of the 2024 Notes outstanding, and $2.6 million of other obligations. In addition, at June 30, 2018, there were $30.6 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at June 30, 2018, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $719.4 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended June 30, 2018 averaged 3.54%. Including the interest rate swap agreements in effect as of June 30, 2018, the average rate decreases to 3.21%.

We are in compliance with all applicable financial debt covenants as of June 30, 2018. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

Adjusted Diluted Earnings Per Share, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per fully diluted share (“Adjusted Diluted EPS”) reflects adjustments to GAAP earnings per fully diluted share to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, or restructuring programs, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation for management, or in determining earnings estimates.

The reconciliation of Adjusted Diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Diluted loss per share per GAAP	$(0.36)	$(0.60)	$(0.96)	$(0.11)
Restructuring programs	0.89	0.14	1.57	0.33
Debt amendment and repurchase activity	0.09	—	0.09	—
Foreign currency loss (gain) on re-measurement of intercompany notes	0.03	(0.05)	0.06	(0.06)
Acquisition, integration, divestiture, and related costs	0.02	1.58	0.02	1.64
Tax indemnification	0.02	—	0.02	—
CEO transition costs	—	—	0.23	—
Product recall reimbursement	—	(0.02)	—	(0.09)
Mark-to-market adjustments	(0.13)	0.04	(0.03)	0.05
Taxes on adjusting items	(0.19)	(0.58)	(0.45)	(0.64)
Adjusted diluted EPS	$0.37	$0.51	$0.55	$1.12

During the three and six months ended June 30, 2018 and 2017, the Company entered into transactions that affected the year-over-year comparison of its financial results that included restructuring programs, debt amendment and repurchase activity, foreign currency loss (gain) on re-measurement of intercompany notes, acquisition, integration, divestiture, and related costs, tax indemnification, CEO transition costs, product recall reimbursement, mark-to-market adjustments, and the related tax impact of these items.

As the Company continues to grow, consolidation, restructuring, and margin improvement activities are necessary. During the second quarter of 2018, the Company incurred approximately $50.6 million in costs versus $7.8 million last year.  For the six months ended June 30, 2018 and 2017, the Company incurred restructuring program costs of approximately $89.2 million and $18.8 million, respectively.

During the second quarter of 2018, the Company amended its Credit Agreement, resulting in third party costs to complete the transaction.  Also during the second quarter of 2018, the Company completed the repurchase of certain of its outstanding debt.  This activity resulted in the write-off of a portion of deferred financing costs as well as a loss on debt extinguishment.

The Company has Canadian dollar denominated intercompany loans and incurred foreign currency losses of $1.4 million in the second quarter of 2018 versus foreign currency gains of $2.6 million in the prior year to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.

The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential acquisitions, the related integration of the acquisitions, and divestitures. Losses incurred in the first six months of 2018 primarily related to divestiture activity, partially offset by transition services agreement (“TSA”) revenue related to the SIF divestiture, while costs incurred in the first six months of 2017 primarily related to the acquisition and integration of the Private Brands Business, which was acquired on February 1, 2016. Costs associated with integrating businesses into the Company’s operations are also included in this line.

The tax indemnification line represents the non-cash write off of indemnification assets that were recorded in connection with prior year business combinations.  These write-offs arose as a result of the related uncertain tax position being released due to the statue of limitation lapse or settlement with taxing authorities.

The CEO transition cost line primarily relates to accelerated stock-based compensation and modification accounting related to the transition of Chief Executive Officers.

The product recall reimbursement line primarily represents insurance proceeds related to an announced voluntary recall of products that may have been impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier. Product was distributed nationwide through retail stores. TreeHouse initiated the voluntary recall as a cautionary measure to protect public health. Related costs include, but are not limited to, customer fees, customer reimbursements, inventory write-offs, and other costs to manage the recall. The Company expects to be reimbursed for these costs and will exclude any gains from adjusted earnings in the period in which the proceeds are received, consistent with the Company’s exclusion from adjusted earnings of the costs incurred in 2016. In each of February 2017 and August 2017, the Company received a $4.0 million reimbursement ($8.0 million combined) and has included it in this line. Other product recalls during the first six months of 2018 and 2017 were insignificant.

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

The following table reconciles the Company’s net (loss) income as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income, Adjusted EBIT, and Adjusted EBITDAS for the three and six months ended June 30, 2018 and 2017:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
		(unaudited in millions)
Net loss per GAAP		$(20.1)	$(34.2)	$(54.2)	$(6.0)
Restructuring programs	(1)	50.6	7.8	89.2	18.8
CEO transition costs	(2)	—	—	13.0	—
Mark-to-market adjustments	(3)	(7.6)	2.3	(2.0)	2.5
Foreign currency loss (gain) on re-measurement of intercompany notes	(4)	1.4	(2.6)	3.3	(3.4)
Product recall reimbursement	(5)	—	(1.4)	—	(5.2)
Acquisition, integration, divestiture, and related costs	(6)	1.1	91.0	1.0	94.7
Debt amendment and repurchase activity	(7)	5.0	—	5.0	—
Tax indemnification	(8)	1.2	—	1.2	—
Less: Taxes on adjusting items		(10.6)	(33.4)	(25.4)	(36.9)
Adjusted net income		21.0	29.5	31.1	64.5
Interest expense		29.6	31.8	58.1	61.5
Interest income		(0.5)	(0.3)	(2.5)	(3.1)
Income taxes		(6.1)	(21.8)	(15.9)	(10.3)
Add: Taxes on adjusting items		10.6	33.4	25.4	36.9
Adjusted EBIT		54.6	72.6	96.2	149.5
Depreciation and amortization	(9)	57.7	64.8	116.5	134.5
Stock-based compensation expense	(10)	6.7	11.1	13.1	18.6
Adjusted EBITDAS		$119.0	$148.5	$225.8	$302.6

			Three Months Ended		Six Months Ended
		Location in Condensed	June 30,		June 30,
		Consolidated Statements of Operations	2018	2017	2018	2017
			(unaudited in millions)
(1)	Restructuring programs	Other operating expense, net	$46.4	$8.8	$75.3	$15.6
		Cost of sales	1.9	(1.0)	11.6	3.2
		General and administrative	2.3	—	2.3	—
(2)	CEO transition costs	General and administrative	—	—	13.0	—
(3)	Mark-to-market adjustments	Other (income) expense, net	(7.6)	2.3	(2.0)	2.5
(4)	Foreign currency loss (gain) on re-measurement of intercompany notes	Loss (income) on foreign currency exchange	1.4	(2.6)	3.3	(3.4)
(5)	Product recall reimbursement	Net sales	—	(1.3)	—	(3.7)
		Cost of sales	—	(0.1)	—	(1.5)
(6)	Acquisition, integration, divestiture, and related costs	General and administrative	0.8	5.7	0.7	9.3
		Other operating expense, net	0.3	85.2	0.3	85.2
		Other (income) expense, net	—	0.1	—	0.2
(7)	Debt amendment and repurchase activity	General and administrative	0.2	—	0.2	—
		Other (income) expense, net	3.1	—	3.1	—
		Interest expense	1.7	—	1.7	—
(8)	Tax indemnification	Other (income) expense, net	1.2	—	1.2	—
(9)	Accelerated depreciation	Cost of sales	1.9	1.5	10.1	4.2
		General and administrative	2.3	0.3	2.3	0.3
(10)	Stock-based compensation expense included as an adjusting item	General and administrative	0.2	—	10.1	—

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the success of our restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; raw material and commodity costs; competition; our ability to continue to make acquisitions in accordance with our business strategy; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; and labor strikes or work stoppages; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017, and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

As of June 30, 2018, the Company was party to the Revolving Credit Facility with an aggregate commitment of $750 million, with an interest rate based on the Company’s consolidated leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.60%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.20% to 0.60%. The unused fee on the Revolving Credit Facility is also based on the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and accrues at a rate ranging from 0.20% to 0.30%. The Company was also party to Term Loan A and Term Loan A-1. Interest rates for the Term Loans are based on the Company’s consolidated leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and determined as follows: Term Loan A by either (i) LIBOR, plus a margin ranging from 1.675% to 2.075%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.675% to 1.075%; Interest rates for Term Loan A-1 are the same as those applicable to the Revolving Credit Facility (other than, for the avoidance of doubt, the unused fee).

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

We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of June 30, 2018. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Amended and Restated Credit Agreement, which is tied to variable market rates. Based on our outstanding debt balance of $1,389.5 million under the Amended and Restated Credit Agreement at June 30, 2018 and adjusting for the impact of the $875 million in interest rate swap agreements (in effect as of June 30, 2018) that have a fixed interest rate base, each 1% rise in the LIBOR rate would increase our annual interest expense by approximately $5.1 million.

Input Costs

The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing the second quarter ended June 30, 2018 to the second quarter of 2017, price decreases in coffee and peanuts were more than offset by price increases in diesel, durum, eggs, flour, pasta, rice & grains, other nuts, and packaging (primarily plastic containers and lids, corrugate, and cartons). We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, nuts (cashews, peanuts, pecans, and almonds), oats, palm oil, peppers, processed meats, rice, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). These ingredients are generally purchased under supply contracts, and we occasionally engage in forward buying when we determine such buying to be to our advantage. When entering into contracts for input costs, the Company generally seeks contract lengths between nine and twelve months. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays, political unrest, tariffs, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are composite cans, corrugated containers, glass, linerboard cartons, metal cans, metal closures, and plastics. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

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

Fluctuations in Foreign Currencies

The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in the Loss (income) on foreign currency exchange line of the Condensed Consolidated Statements of Operations where the Company recognized a loss of $4.4 million and income of $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

A significant portion of the Company’s Canadian operations purchase their inputs and packaging materials in U.S. dollars, resulting in higher costs when the U.S. dollar strengthens compared to the Canadian dollar. The Company estimates the impact on input costs (and Cost of sales) to be less than $2.0 million for each one cent change in the exchange rate between the U.S. and Canadian dollar.

Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements.  The Company recognized translation losses of $19.5 million and income of $16.5 million for the six months ended June 30, 2018 and 2017, respectively, as a component of Accumulated other comprehensive loss.

The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Condensed Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of June 30, 2018, the Company had $42.7 million of U.S. dollar foreign currency contracts outstanding.

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

As of June 30, 2018, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of TreeHouse Foods, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Treehouse Foods, Inc. and subsidiaries (the "Company") as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and six-month periods ended June 30, 2018 and 2017, and of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, IL
August 2, 2018

Part II — Other Information

Item 1. Legal Proceedings

Litigation, Investigations, and Audits — On November 16, 2016, a purported TreeHouse shareholder filed a class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. The complaint, amended on March 24, 2017, is purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers. This complaint, like Wells, is purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, describing the nature of the case and issues involved, as well as setting forth a proposed discovery and briefing schedule for the Court’s consideration.  The next status report is scheduled for September 5, 2018.

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties.  The parties in Wells and Lavin are currently drafting further deferrals in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018.  In Lavin, the parties filed a joint status report on the progress of the related litigation on October 26, 2017.  The Lavin parties also filed additional status reports with the Court on March 12, 2018 and June 19, 2018.  There is no set status date in Lavin at this time.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company is authorized to enter into an administrative repurchase plan for $50 million of the $400 million in fiscal 2018 and is also authorized to repurchase an additional $100 million per year outside the administrative repurchase plan (total annual cap of $150 million). Any shares repurchased will be held as treasury stock.

The following table presents the total number of shares of common stock purchased during the second quarter of 2018, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program
		(in millions)	(in millions)	(in millions)
April 1 through April 30, 2018	$37.79	0.1	0.1	$350.0
May 1 through May 31, 2018	$38.01	0.1	0.1	$345.9
June 1 through June 30, 2018	$48.77	0.1	0.1	$341.7
For the Quarter Ended June 30, 2018	$40.94	0.3	0.3	$341.7

For the three months ended June 30, 2018, the Company repurchased approximately 0.3 million shares of common stock for a total of $12.5 million.

Item 6. Exhibits

10.1	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 11, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 11, 2018).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Matthew J. Foulston
Matthew J. Foulston
Executive Vice President and Chief Financial Officer

August 2, 2018