Form 10-Q
period 2018-09-30
TreeHouse Foods, Inc.
filed 2018-11-01
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018.
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
Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 26, 2018: 55,997,265.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52.8	$132.8
Investments	15.4	14.1
Receivables, net	285.6	329.8
Inventories	999.3	918.3
Prepaid expenses and other current assets	92.5	89.7
Total current assets	1,445.6	1,484.7
Property, plant and equipment, net	1,272.1	1,294.4
Goodwill	2,168.0	2,182.0
Intangible assets, net	722.3	773.0
Other assets, net	36.2	45.2
Total assets	$5,644.2	$5,779.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$562.6	$451.3
Accrued expenses	188.3	138.4
Current portion of long-term debt	10.4	10.1
Total current liabilities	761.3	599.8
Long-term debt	2,333.1	2,535.7
Deferred income taxes	173.3	178.4
Other long-term liabilities	186.8	202.1
Total liabilities	3,454.5	3,516.0
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.1 and 56.6 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(70.9)	(28.7)
Additional paid-in capital	2,136.7	2,107.0
Retained earnings	198.5	245.9
Accumulated other comprehensive loss	(75.2)	(61.5)
Total stockholders’ equity	2,189.7	2,263.3
Total liabilities and stockholders’ equity	$5,644.2	$5,779.3

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net sales	$1,394.0	$1,548.8	$4,331.0	$4,607.2
Cost of sales	1,166.5	1,289.1	3,635.8	3,784.5
Gross profit	227.5	259.7	695.2	822.7
Operating expenses:
Selling and distribution	85.4	95.6	285.5	295.0
General and administrative	66.5	66.9	220.5	228.9
Amortization expense	21.4	28.5	64.9	85.8
Other operating expense, net	23.3	11.1	98.9	111.9
Total operating expenses	196.6	202.1	669.8	721.6
Operating income	30.9	57.6	25.4	101.1
Other expense:
Interest expense	27.8	31.4	87.6	92.9
Interest income	(1.3)	(0.4)	(3.8)	(3.5)
Loss (income) on foreign currency exchange	0.6	(2.5)	5.0	(2.8)
Other expense (income), net	3.6	(1.0)	6.5	0.7
Total other expense	30.7	27.5	95.3	87.3
Income (loss) before income taxes	0.2	30.1	(69.9)	13.8
Income tax (benefit) expense	(5.2)	1.3	(21.1)	(9.0)
Net income (loss)	$5.4	$28.8	$(48.8)	$22.8

Net earnings (loss) per common share:
Basic	$0.10	$0.50	$(0.87)	$0.40
Diluted	$0.10	$0.50	$(0.87)	$0.40
Weighted average common shares:
Basic	56.3	57.3	56.4	57.1
Diluted	56.7	57.7	56.4	57.7

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income (loss)	$5.4	$28.8	$(48.8)	$22.8

Other comprehensive income (loss):
Foreign currency translation adjustments (1)	6.5	18.0	(13.0)	34.5
Pension and postretirement reclassification adjustment (2)	0.1	0.1	0.4	7.2
Adoption of ASU 2018-02 reclassification to retained earnings	—	—	(1.1)	—
Other comprehensive income (loss)	6.6	18.1	(13.7)	41.7

Comprehensive income (loss)	$12.0	$46.9	$(62.5)	$64.5

(1)	Net of tax of $(0.1) million and $0.1 million for the three and nine months ended September 30, 2018, respectively. There was no tax impact for the three or nine months ended September 30, 2017.

(2)
Net of tax of $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(48.8)	$22.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	193.7	213.2
Stock-based compensation	28.2	25.2
(Gain) loss on divestitures	(14.3)	85.6
Other	5.2	0.7
Changes in operating assets and liabilities, net of effect of divestitures and acquisitions:
Receivables	40.1	0.2
Inventories	(85.2)	(205.0)
Prepaid expenses and other assets	13.5	(39.2)
Accounts payable, accrued expenses, and other liabilities	138.1	159.9
Net cash provided by operating activities	270.5	263.4
Cash flows from investing activities:
Additions to property, plant, and equipment	(116.7)	(102.5)
Additions to intangible assets	(16.4)	(18.6)
Proceeds from sale of fixed assets	4.7	7.2
Proceeds from divestitures	30.8	19.3
Other	(1.1)	(1.0)
Net cash used in investing activities	(98.7)	(95.6)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	80.4	584.5
Payments under Revolving Credit Facility	(80.4)	(634.5)
Payments on capitalized lease obligations and other debt	(0.9)	(2.3)
Payment of deferred financing costs	(2.4)	—
Payments on Term Loans	(10.5)	(50.8)
Repurchases of 2022 Notes	(24.1)	—
Repurchases of 2024 Notes	(172.1)	—
Repurchases of common stock	(42.2)	—
Receipts related to stock-based award activities	4.7	11.1
Payments related to stock-based award activities	(3.3)	(6.7)
Net cash used in financing activities	(250.8)	(98.7)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.7
Net (decrease) increase in cash and cash equivalents	(80.0)	69.8
Cash and cash equivalents, beginning of period	132.8	62.1
Cash and cash equivalents, end of period	$52.8	$131.9

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Supplemental cash flow disclosures
Interest paid	$102.7	$102.8
Net income taxes (refunded) paid	(4.3)	25.8

Non-cash investing activities:
Accrued purchase of property and equipment	$22.8	$20.9
Accrued other intangible assets	8.0	3.8

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2018
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

2. RESTRUCTURING PROGRAMS

The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. These activities are aggregated into three categories: (1) TreeHouse 2020 – a long-term growth and margin improvement strategy; (2) Structure to Win – an operating expenses improvement program; and (3) other restructuring and plant closing costs (collectively the “Restructuring Programs”).

The costs by activity for the Restructuring Programs are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
TreeHouse 2020	$39.2	$14.7	$99.0	$14.7
Structure to Win	5.3	—	31.5	—
Other restructuring and plant closing costs	1.0	6.0	4.2	24.8
Total Restructuring Programs	$45.5	$20.7	$134.7	$39.5

Expenses associated with these programs are recorded in Cost of sales, General and administrative, and Other operating expense, net in the Condensed Consolidated Statements of Operations.  The Company does not allocate costs associated with Restructuring Programs to reportable segments when evaluating the performance of its segments.  As a result, costs associated with Restructuring Programs are not presented by reportable segment. See Note 18 for more information.

Below is a summary of costs by line item for the Restructuring Programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Cost of sales	$7.2	$10.2	$18.8	$13.5
General and administrative	1.0	—	3.3	—
Other operating expense, net	37.3	10.5	112.6	26.0
Total	$45.5	$20.7	$134.7	$39.5

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the activity of the liabilities associated with the Restructuring Programs as of September 30, 2018:

	Severance	Multiemployer Pension Plan Withdrawal	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2017	$6.1	$0.8	$2.7	$9.6
Expenses recognized	17.8	—	2.4	20.2
Cash payments	(11.2)	(0.6)	(2.7)	(14.5)
Adjustments	—	—	(0.8)	(0.8)
Balance as of September 30, 2018	$12.7	$0.2	$1.6	$14.5

Liabilities recorded as of September 30, 2018 associated with total exit cost reserves relate to severance, the partial withdrawal from a multiemployer pension plan, and lease termination costs. The severance and lease termination liabilities were included in Accrued expenses in the Condensed Consolidated Balance Sheets, while the multiemployer pension plan withdrawal liability was included in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

(1) TreeHouse 2020

In the third quarter of 2017, the Company announced TreeHouse 2020, a program intended to accelerate long-term growth through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance.  The Company’s workstreams related to these activities and selling, general, and administrative cost reductions will increase our capacity utilization, expand operating margins, and streamline our plant structure to optimize our supply chain.

This program began in 2017 and will be executed through 2020.  In 2017, the Company announced the closure of the Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  In the first quarter of 2018, the Company announced the closure of the Company’s Visalia, California and Battle Creek, Michigan facilities. All facilities have either closed or are successfully tracking toward their closure dates noted in the table below.  The table below shows key information regarding the Company's announced plant closures, a component of the broader TreeHouse 2020 program:

Facility Location	Date of Closure Announcement	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
Dothan, Alabama	August 3, 2017	Partial closure completed in Q3 2018	Trail mix and snack nuts	Snacks	$11.2	$5.2
Brooklyn Park, Minnesota	August 3, 2017	Completed in Q4 2017	Dry dinners	Meals	19.5	12.2
Plymouth, Indiana	August 3, 2017	Completed in Q4 2017	Pickles	Condiments	13.3	8.5
Battle Creek, Michigan	January 31, 2018	Mid-2019	Ready-to-eat cereal	Meals	18.2	11.8
Visalia, California	February 15, 2018	Q1 2019	Pretzels	Baked Goods	23.6	11.0
					$85.8	$48.7

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2018, the Company announced the closure of its Omaha, Nebraska office by January 31, 2019. Estimated costs to close are approximately $5.8 million, of which $4.3 million is expected to be in cash.

Below is a summary of the overall TreeHouse 2020 program costs by type:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Costs	Total Expected
	2018	2017	2018	2017	To Date	Costs
	(In millions)
Asset-related	$5.5	$8.0	$11.4	$8.0	$49.7	$80.0
Employee-related	10.4	4.3	27.5	4.3	36.6	75.0
Other costs	23.3	2.4	60.1	2.4	70.3	210.0
Total	$39.2	$14.7	$99.0	$14.7	$156.6	$365.0

For the three and nine months ended September 30, 2018, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost and severance; and other costs primarily consisted of consulting costs.  For the three and nine months ended September 30, 2017, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of consulting costs. Asset-related costs are included in Cost of sales while employee-related and other costs are primarily included in Other operating expense, net of the Condensed Consolidated Statements of Operations.

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

Below is a summary of costs by type associated with the Structure to Win program:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Cumulative Costs To Date	Total Full Year 2018 Expected Costs
	(In millions)
Asset-related	$—	$2.2	$2.2	$2.2
Employee-related	3.4	13.0	13.0	14.0
Other costs	1.9	16.3	16.3	20.8
Total	$5.3	$31.5	$31.5	$37.0

For the three months ended September 30, 2018, employee-related costs primarily consisted of severance and other costs primarily consisted of consulting services. For the nine months ended September 30, 2018, asset-related costs primarily consisted of accelerated depreciation, employee-related costs primarily consisted of severance, and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Condensed Consolidated Statements of Operations.  There were no costs related to this program during the three and nine months ended September 30, 2017.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility Location	Date of Closure Announcement	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
					(In millions)
City of Industry, California	November 18, 2015	Completed in Q3 2016	Liquid non-dairy creamer and refrigerated salad dressings	Beverages, Condiments	$6.8	$3.7
Ayer, Massachusetts	April 5, 2016	Completed in Q3 2017	Mayonnaise	Condiments	5.6	4.0
Azusa, California	May 24, 2016	Completed in Q3 2017	Bars and fruit snacks	Snacks	21.8	17.1
Ripon, Wisconsin	May 24, 2016	Completed in Q4 2016	Sugar wafer cookies	Baked Goods	0.8	1.0
Delta, British Columbia	November 3, 2016	Completed in Q1 2018	Frozen griddle products	Baked Goods	3.7	2.7
Battle Creek, Michigan	November 3, 2016	(1)	Ready-to-eat cereal	Meals	10.4	2.2
					$49.1	$30.7

(1)
The downsizing of this facility began in January 2017. On January 31, 2018, the Company announced the full closure of this facility, with a targeted completion date of mid-2019. The costs associated with the full closure are included in the TreeHouse 2020 section of this footnote.

Below is a summary of costs by type associated with the other restructuring and plant closing costs:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Costs	Total Expected
	2018	2017	2018	2017	To Date	Costs
	(In millions)
Asset-related	$0.1	$0.8	$1.4	$4.3	$18.4	$18.5
Employee-related	—	0.2	—	2.9	10.5	11.3
Other costs	0.3	1.9	0.3	12.2	18.9	19.3
Total	$0.4	$2.9	$1.7	$19.4	$47.8	$49.1

For the three and nine months ended September 30, 2018, asset-related costs primarily consisted of inventory dispositions. For the three and nine months ended September 30, 2017, asset-related costs consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of third-party costs. Asset-related costs are included in Cost of sales and employee-related and other closure costs are recorded in Other operating expense, net in the Condensed Consolidated Statements of Operations.

Other cost reduction activities not related to our plant closings above totaled $0.6 million and $2.5 million, respectively, for the three and nine months ended September 30, 2018 and were primarily the result of a Private Brands plant closure initiated prior to TreeHouse’s acquisition and severance-related costs.  Other cost reduction activities were $3.1 million and $5.4 million for the three and nine months ended September 30, 2017, respectively.

3. REVENUE RECOGNITION

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method. See Note 19 for additional information.  As a result of the adoption of Topic 606, we have updated our accounting policy for revenue recognition as follows:

Nature of Products

We manufacture and sell the following:

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;

•	branded products under our own proprietary brands, primarily on a regional basis to retailers;

•	branded products under co-pack agreements to other major branded companies for their distributions; and

•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Disaggregation of Revenue

Segment revenue disaggregated by product category groups are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Retail bakery	$161.6	$169.4	$488.5	$514.0
Baked products	171.2	181.8	509.4	502.6
Total Baked Goods	332.8	351.2	997.9	1,016.6
Beverages	166.8	168.1	503.5	518.9
Beverage enhancers	69.5	76.8	218.3	240.2
Total Beverages	236.3	244.9	721.8	759.1
Dressings and sauces	240.0	250.4	735.0	738.6
Pickles	77.1	83.4	233.4	250.2
Total Condiments	317.1	333.8	968.4	988.8
Pasta and dry dinners	129.6	147.8	400.6	420.6
Cereals and other meals (1)	124.1	136.8	376.6	476.4
Total Meals	253.7	284.6	777.2	897.0
Snack nuts	171.0	224.9	568.2	608.1
Trail mix and bars	83.1	107.7	297.5	332.1
Total Snacks	254.1	332.6	865.7	940.2
Unallocated net sales (2)	—	1.7	—	5.5
Total net sales	$1,394.0	$1,548.8	$4,331.0	$4,607.2

(1)
On May 22, 2017, the Company sold the soup and infant feeding business (“SIF”). Included within this category was $59.5 million of SIF related sales for the nine months ended September 30, 2017. No amounts were included for the three months ended September 30, 2017.

(2)	Represents product recall reimbursements that were received during the three and nine months ended September 30, 2017.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of September 30, 2018.

Significant Payment Terms

Our customer contracts identify the product, quantity, price, payment, and final delivery terms.  Payment terms usually include early pay discounts.  We grant payment terms consistent with industry standards. Although some payment terms may be more extended, no terms beyond one year are granted at contract inception.  As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be one year or less.

Shipping

Shipping and handling costs associated with outbound freight are included within Selling and distribution expenses and are accounted for as a fulfillment cost as incurred, including shipping and handling costs after control over a product has transferred to a customer.

Variable Consideration

In addition to fixed contract consideration, most contracts include some form of variable consideration.  The most common forms of variable consideration include discounts, rebates, and sales returns and allowances.  Variable consideration is treated as a reduction in revenue when product revenue is recognized.  Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration.  We believe there will not be significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers.  The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.  Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration.

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

Contract Balances

Contract asset and liability balances as of September 30, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances arising from transactions with customers.

Contract Costs

We have identified certain incremental costs to obtain a contract, primarily sales commissions, requiring capitalization under Topic 606.  The Company continues to expense these costs as incurred because the amortization period for the costs would be one year or less.  The Company does not incur significant fulfillment costs requiring capitalization.

Impact of Adoption

The Company adopted Topic 606 on a modified retrospective basis on January 1, 2018.  As a result of adoption, the Company reclassified $51.0 million of certain customer liabilities related to customer trade promotional activity from Receivables, net to

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued expenses during the first quarter of 2018.  There were no material impacts to the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows upon adoption.

4. RECEIVABLES SALES AGREEMENT

In December 2017, the Company entered into an agreement (the “Receivables Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to an unrelated third-party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Condensed Consolidated Balance Sheet. The Receivables Sales Agreement provides for the sale of certain receivables on a revolving basis until terminated by either party. On September 28, 2018, the Company entered into an Amendment to the Receivables Sales Agreement, increasing the maximum receivables that may be sold at any time from $200.0 million to $300.0 million.

The outstanding amount of accounts receivable sold under the Receivables Sales Agreement were $200.0 million and $74.6 million as of September 30, 2018 and December 31, 2017, respectively. The proceeds from these sales of receivables are included within the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The recorded loss on sale of receivables is $1.0 million and $2.3 million for the three and nine months ended September 30, 2018, respectively, and is included in Other expense (income), net in the Condensed Consolidated Statements of Operations.

The Company has no retained interest in the receivables sold under the program above; however, the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of September 30, 2018, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	September 30, 2018	December 31, 2017
	(In millions)
Raw materials and supplies	$495.3	$416.5
Finished goods	529.9	530.0
LIFO reserve	(25.9)	(28.2)
Total inventories	$999.3	$918.3

Inventory is generally accounted for under the first-in, first-out (“FIFO”) method and a portion was accounted for under the last-in, first-out (“LIFO”) method. Approximately $75.1 million and $92.9 million of our inventory was accounted for under the LIFO method of accounting at September 30, 2018 and December 31, 2017, respectively. In the first quarter of 2018, the Company changed the inventory costing methodology for a portion of the Snacks segment from weighted average cost to FIFO.  The FIFO costing method was preferable to the prior method used as it aligns all of the Snacks inventory costing with the majority of the Company, allows for more accurate matching of revenues and expenses, and is a more common industry practice.  The change in costing methodology was not material to the presented periods.  As such, prior period information was not retrospectively revised, and the impact of the change was recorded in the period ended March 31, 2018.

Due in part to the closure of the Plymouth, Indiana pickle facility and lower overall inventory levels, the Company has reduced the quantity of LIFO inventory on hand during 2018, resulting in a liquidation of inventory carried at lower costs from prior years. The LIFO liquidation resulted in a reduction to Cost of sales of $4.2 million during the third quarter of 2018. There were no LIFO liquidations during the three or nine months ended September 30, 2017.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. GOODWILL AND INTANGIBLE ASSETS

	Baked Goods	Beverages	Condiments	Meals	Snacks	Total
	(In millions)
Goodwill	$555.6	$716.7	$449.5	$471.7	$609.8	$2,803.3
Accumulated impairment losses	—	—	(11.5)	—	(609.8)	(621.3)
Balance at January 1, 2018	555.6	716.7	438.0	471.7	—	2,182.0
Foreign currency exchange adjustments	—	(1.4)	(2.0)	—	—	(3.4)
Divestiture	—	—	—	(10.6)	—	(10.6)
Balance at September 30, 2018	$555.6	$715.3	$436.0	$461.1	$—	$2,168.0

Indefinite Lived Intangible Assets

The carrying amounts of our intangible assets with indefinite lives, other than goodwill, as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(In millions)
Trademarks	$22.2	$22.8
Total indefinite lived intangibles	$22.2	$22.8

The decrease in the indefinite lived intangibles balance is due to foreign currency translation.

Finite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets with finite lives as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment Losses	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$961.7	$(376.9)	$584.8	$1,265.4	$(361.4)	$(273.3)	$630.7
Contractual agreements	3.0	(3.0)	—	3.0	(3.0)	—	—
Trademarks	59.4	(26.8)	32.6	69.6	(28.7)	—	40.9
Formulas/recipes	33.8	(22.2)	11.6	33.8	(18.3)	—	15.5
Computer software	151.2	(80.1)	71.1	137.8	(74.7)	—	63.1
Total finite lived intangibles	$1,209.1	$(509.0)	$700.1	$1,509.6	$(486.1)	$(273.3)	$750.2

Total intangible assets, excluding goodwill, as of September 30, 2018 and December 31, 2017 were $722.3 million and $773.0 million, respectively.

7. INCOME TAXES

Income taxes were recorded at an effective rate of (2,600.0)% and 30.2% for the three and nine months ended September 30, 2018, respectively, compared to 4.3% and (65.2)% for the three and nine months ended September 30, 2017, respectively. The income tax benefit in the third quarter of 2018 was primarily driven by the release of certain tax reserves related to statute expirations of $6.7 million. In tandem with recognizing the $6.7 million tax benefit, during the third quarter of 2018 the Company wrote off $6.7 million of related tax indemnification asset, which was reflected in Other expense (income), net in the

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations. The change in the effective tax rates for the three and nine months ended September 30, 2018 compared to 2017 are primarily a result of the reduction in the U.S. Federal statutory tax rate, an increase in the amount of income tax benefit from the release of tax reserves, a decrease in the tax deduction related to share–based payments, a reduction in the benefit from foreign tax credits on a year–over–year basis, and the overall impact of discrete items on low third quarter income before income taxes. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, the impact of stock compensation expense that is not deductible for tax purposes, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007. In addition, the Company’s effective tax rate for the nine months ended September 30, 2018 reflects a discrete expense with a rate impact of approximately (2.4)% attributable to the vesting and exercise of share-based awards.

The Internal Revenue Service (“IRS”) completed their examination of the TreeHouse Foods, Inc. & Subsidiaries’ 2015 tax year, resulting in an insignificant impact to income tax expense during the first quarter of 2018. Our Canadian operations are under exam by the Canadian Revenue Agency (“CRA”) for tax years 2008 through 2015.  These examinations are expected to be completed in the fourth quarter of 2018 or 2019. The Italian Agency of Revenue (“IAR”) is examining the 2007 through 2009 and 2013 tax years of our Italian operations.  The IAR examinations are not expected to be completed prior to 2020 due to a backlog of appeals before the agency. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2018.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $3.4 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $0.8 million of the $3.4 million could affect net income when settled.

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

For the period ended December 31, 2017, the Company recorded a provisional net tax benefit of $104.2 million primarily consisting of (1) a $108.4 million benefit related to adjustments to our net deferred tax liability and (2) a $9.6 million expense related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.  During the nine months ended September 30, 2018, the Company recorded a $1.4 million adjustment to its provisional tax benefit consisting of (1) a $1.0 million additional benefit related to adjustments to our net deferred tax liability and (2) a $0.4 million reduction to the expense related to the one-time transition tax.

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

As the Company has not completed its analysis of the impact of the Tax Act, the net tax benefit of $105.6 million remains provisional and is subject to change due to, among other things, additional analysis, changes in interpretations and assumptions

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company has made, and additional regulatory guidance that may be issued. We expect to complete our analysis within the one-year measurement period allowed by SAB 118.

8. LONG-TERM DEBT

	September 30, 2018	December 31, 2017
	(In millions)
Term Loan A	$495.0	$498.8
Term Loan A-1	891.0	897.8
2022 Notes	375.9	400.0
2024 Notes	602.9	775.0
Other debt	2.6	3.1
Total outstanding debt	2,367.4	2,574.6
Deferred financing costs	(23.9)	(28.8)
Less current portion	(10.4)	(10.1)
Total long-term debt	$2,333.1	$2,535.7

During the three months ended September 30, 2018, the Company repurchased $2.7 million and $53.3 million of its 2022 Notes and 2024 Notes, respectively. The Company wrote off $0.7 million of debt issuance costs and recorded a loss on debt extinguishment of $1.1 million related to the repurchases, recorded within Interest expense and Other expense (income), net of the Condensed Consolidated Statements of Operations, respectively. During the nine months ended September 30, 2018, the Company repurchased $24.1 million and $172.1 million of its 2022 Notes and 2024 Notes, respectively.  The Company wrote off $2.4 million of debt issuance costs and recorded a loss on debt extinguishment of $4.2 million related to the repurchases, recorded within Interest expense and Other expense (income), net of the Condensed Consolidated Statement of Operations, respectively. There were no amounts repurchased during the three or nine months ended September 30, 2017.

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

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended September 30, 2018 was 3.71%. Including the impact of interest rate swap agreements in effect as of September 30, 2018, the average rate decreased to 3.28%.

Revolving Credit Facility — As of September 30, 2018, there were $30.4 million in letters of credit that were issued but undrawn, and $719.6 million of available credit under the $750.0 million Revolving Credit Facility. The Revolving Credit Facility matures on February 1, 2023.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. STOCKHOLDERS' EQUITY

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

For the nine months ended September 30, 2018, the Company repurchased approximately 0.9 million shares of common stock for a total of $42.2 million.

10. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share data)
Net income (loss)	$5.4	$28.8	$(48.8)	$22.8

Weighted average common shares outstanding	56.3	57.3	56.4	57.1
Assumed exercise/vesting of equity awards (1)	0.4	0.4	—	0.6
Weighted average diluted common shares outstanding	56.7	57.7	56.4	57.7

Net earnings (loss) per basic share	$0.10	$0.50	$(0.87)	$0.40
Net earnings (loss) per diluted share	$0.10	$0.50	$(0.87)	$0.40

(1)
Incremental shares from equity awards are computed using the treasury stock method. For the nine months ended September 30, 2018, the weighted average common shares outstanding is the same for both the computations of basic and diluted shares because the Company had a net loss for the period.  Equity awards excluded from the Company's computation of diluted earnings per share because they were anti-dilutive, were 1.8 million for both the three and nine months ended September 30, 2018, and 1.7 million and 1.4 million for the three and nine months ended September 30, 2017, respectively.

11. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company’s stockholders approved, the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”).  Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 16.1 million, of which approximately 3.8 million remain available at September 30, 2018.

Income (loss) before income taxes for the three and nine months ended September 30, 2018 includes stock-based compensation expense of $5.0 million and $28.2 million, respectively.  Stock-based compensation expense for the three and nine months ended September 30, 2017 was $6.6 million and $25.2 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.3 million and $7.1 million for the three and nine months

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2018, respectively, and $2.4 million and $9.3 million for the three and nine months ended September 30, 2017, respectively.

In the first quarter of 2018, the Company entered into an amended employment agreement with our former Chief Executive Officer. The amended plan resulted in the modification of his outstanding equity awards by accelerating the vesting dates, changing outstanding performance units to vest at target, and extending the exercisability of options outstanding. Modification of the existing awards resulted in a charge of $10.0 million in the three months ended March 31, 2018. The impact of this modification on expense recognized for stock options, restricted stock units, and performance units was $1.2 million, $3.8 million, and $5.0 million, respectively.

 Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2018. Stock options generally vest in approximately three equal installments on each of the first three anniversaries of the grant date and expire ten years from the grant date.

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2017	2,099	$71.46	6.1	$5.9
Forfeited	(106)	88.19
Exercised	(196)	24.06
Expired	(39)	84.72
Outstanding, at September 30, 2018	1,758	75.43	5.7	0.7
Vested/expected to vest, at September 30, 2018	1,727	75.27	5.6	0.7
Exercisable, at September 30, 2018	1,436	72.77	5.1	0.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Compensation expense	$0.8	$2.3	$4.9	$6.8
Intrinsic value of stock options exercised	—	0.9	3.8	11.0
Tax benefit recognized from stock option exercises	0.1	0.4	0.7	4.2

Future compensation costs related to unvested options totaled $3.9 million at September 30, 2018 and will be recognized over the remaining vesting period of the grants, which averages 1.3 years.
Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of September 30, 2018, director restricted stock units that have been earned and deferred totaled 91,400.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2018:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2017	547	$85.41	117	$60.21
Granted	657	38.70	38	39.01
Vested	(209)	86.68	(25)	61.20
Forfeited	(139)	65.92	(1)	84.66
Outstanding, at September 30, 2018	856	52.39	129	53.75

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Compensation expense	$3.8	$5.5	$17.1	$17.3
Fair value of vested restricted stock units	0.8	0.7	10.7	13.7
Tax benefit recognized from vested restricted stock units	0.2	0.3	2.3	5.0

Future compensation costs related to restricted stock units are approximately $24.7 million as of September 30, 2018 and will be recognized on a weighted average basis over the next 2.0 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

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

The following table summarizes the performance unit activity during the nine months ended September 30, 2018:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2017	264	$86.13
Granted	141	38.27
Vested	(18)	76.30
Forfeited	(74)	78.89
Unvested, at September 30, 2018	313	66.92

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Compensation expense	$0.4	$(1.2)	$6.2	$1.1
Fair value of vested performance units	—	—	1.0	6.5
Tax benefit recognized from performance units vested	—	—	0.1	2.5

Future compensation costs related to the performance units are estimated to be approximately $2.6 million as of September 30, 2018 and are expected to be recognized over the next 2.2 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2017	$(57.2)	$(4.3)	$(61.5)
Other comprehensive loss	(13.0)	—	(13.0)
Reclassifications from accumulated other comprehensive loss	—	0.4	0.4
Reclassifications from accumulated other comprehensive loss - Adoption of ASU 2018-02	—	(1.1)	(1.1)
Other comprehensive loss	(13.0)	(0.7)	(13.7)
Balance at September 30, 2018	$(70.2)	$(5.0)	$(75.2)

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2016	$(89.4)	$(11.9)	$(101.3)
Other comprehensive income	34.5	—	34.5
Reclassifications from accumulated other comprehensive loss	—	7.2	7.2
Other comprehensive income	34.5	7.2	41.7
Balance at September 30, 2017	$(54.9)	$(4.7)	$(59.6)

(1)	The foreign currency translation adjustment is presented net of tax of $0.1 million for the nine months ended September 30, 2018. There was no tax impact for the nine months ended September 30, 2017.

(2)
The unrecognized pension and postretirement benefits reclassification is presented net of tax of $0.2 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively. Also included is a $1.1 million adjustment related to the adoption of ASU 2018-02 (see Note 19 for more information).

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Condensed Consolidated Statements of Operations lines impacted by reclassifications out of Accumulated other comprehensive loss are outlined below:

					Affected line in
	Reclassifications from Accumulated Other Comprehensive Loss				the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Amortization of defined benefit pension and postretirement items:
Prior service costs	$0.1	$—	$0.2	$0.1	Other expense (income), net
Unrecognized net loss	0.1	0.1	0.4	0.7	Other expense (income), net
Actuarial adjustment	—	—	—	2.1	(a)
Divestiture	—	—	—	8.7	Other operating expense, net
Total before tax	0.2	0.1	0.6	11.6
Income taxes	0.1	—	0.2	4.4	Income tax (benefit) expense
Adoption of ASU 2018-02	—	—	1.1	—	Income tax (benefit) expense
Net of tax	$0.1	$0.1	$(0.7)	$7.2

(a)
Represents the actuarial adjustment that was recorded in conjunction with the divestiture of a pension plan and a postretirement benefit plan in the second quarter of 2017 due to the SIF business divestiture.

13. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

Pension, Profit Sharing, and Postretirement Benefits — Certain employees and retirees participate in pension and other postretirement benefit plans. Employee benefit plan obligations and expenses included in the Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions. In connection with the divestiture of the SIF business in the second quarter of 2017, the Company divested a pension plan and a postretirement benefit plan.  The net unfunded liability associated with these plans as of the closing date, which was included in Other operating expense, net of the Condensed Consolidated Statements of Operations, was $10.5 million for the nine months ended September 30, 2017.

Components of net periodic pension expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Service cost	$0.6	$0.8	$1.8	$2.9
Interest cost	3.0	3.6	8.9	11.4
Expected return on plan assets	(4.1)	(4.2)	(12.2)	(13.3)
Amortization of unrecognized prior service cost	0.1	—	0.2	0.1
Amortization of unrecognized net loss	0.1	0.1	0.4	0.7
Net periodic pension (benefit) cost	$(0.3)	$0.3	$(0.9)	$1.8

The Company contributed $1.7 million to the pension plans during the first nine months of 2018. The Company does not expect to make additional contributions to the plans in 2018.

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

The service cost components of net periodic pension and postretirement costs were recorded in Cost of sales and the other components were recorded in Other expense (income), net of the Condensed Consolidated Statements of Operations.

14. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three and nine months ended September 30, 2018 and 2017, which consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Restructuring programs (1)	$37.3	$10.5	$112.6	$26.0
(Gain) loss on divestitures (2)	(14.3)	0.4	(14.3)	85.6
Other	0.3	0.2	0.6	0.3
Total other operating expense, net	$23.3	$11.1	$98.9	$111.9

(1)	See Note 2 for more information.

(2)
On July 16, 2018, the Company completed the divestiture of its McCann's business. The McCann's business produced steel cut Irish oatmeal and was previously reported within the Meals segment. On May 22, 2017, the Company completed the divestiture of its SIF business. The SIF business produced private label condensed and ready-to-serve soup, baby food, and gravies for the Meals segment. Neither of these divestitures met the criteria to be presented as discontinued operations.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, describing the nature of the case and issues involved, as well as setting forth a proposed discovery and briefing schedule for the Court’s consideration.  On July 13, 2018, lead plaintiff filed a motion to certify the class, and defendants filed their response in opposition to the motion to certify the class on October 8, 2018. The motion to certify remains pending before the Court. The next status hearing is scheduled for December 20, 2018.

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties.  On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018.  The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively.

In Lavin, the parties filed a joint status report on the progress of the related litigation on October 26, 2017. The Lavin parties also filed additional status reports with the Court on March 12, 2018 and June 19, 2018.

There is no set status date in Lavin at this time. The next status date in Wells is set for January 7, 2019.

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

As of September 30, 2018, the Company had entered into $2.1 billion of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $2.1 billion in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 2.22% through February 28, 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recorded in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk - Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value are recorded in the Condensed Consolidated Statements of Operations. As of September 30, 2018, the Company had $24.5 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2018 and 2019.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts are used to manage the price risk associated with raw material costs. As of September 30, 2018, the Company had outstanding contracts for the purchase of 0.2 million megawatts of electricity, expiring throughout 2018, 2019, and 2020; 4.5 million gallons of diesel, expiring throughout 2018; and 3.9 million dekatherms of natural gas, expiring throughout 2018 and 2019.

 The following table identifies the derivative, its fair value, and location on the Condensed Consolidated Balance Sheets:

		September 30, 2018	December 31, 2017
Asset Derivatives	Balance Sheet Location	(In millions)
Commodity contracts	Prepaid expenses and other current assets	$1.3	$2.7
Foreign currency contracts	Prepaid expenses and other current assets	1.0	0.5
Interest rate swap agreements	Prepaid expenses and other current assets	17.6	11.9
		$19.9	$15.1
Liability Derivatives
Commodity contracts	Accrued expenses	$0.2	$1.2
		$0.2	$1.2

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in Net Income (Loss)	2018	2017	2018	2017
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other expense (income), net	$(0.5)	$2.6	$(0.3)	$1.5
Foreign currency contracts	Other expense (income), net	(1.4)	(0.5)	0.5	(1.3)
Interest rate swap agreements	Other expense (income), net	5.7	(0.3)	5.6	(0.8)
Total unrealized gain (loss)		3.8	1.8	5.8	(0.6)
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	1.2	(0.2)	4.1	(0.4)
Foreign currency contracts	Cost of sales	0.4	(1.3)	1.4	(0.1)
Interest rate swap agreements	Interest expense	1.5	0.5	3.4	0.6
Total realized gain (loss)		3.1	(1.0)	8.9	0.1
Total gain (loss)		$6.9	$0.8	$14.7	$(0.5)

17. FAIR VALUE

The following table presents the carrying value and fair value of our financial instruments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Level
	(In millions)		(In millions)
Liabilities not recorded at fair value:
Term Loan A	$(495.0)	$(496.2)	$(498.8)	$(500.7)	2
Term Loan A-1	(891.0)	(892.3)	(897.8)	(900.0)	2
2022 Notes	(375.9)	(374.9)	(400.0)	(405.0)	2
2024 Notes	(602.9)	(617.2)	(775.0)	(806.0)	2
Assets recorded on a recurring basis at fair value:
Commodity contracts	$1.1	$1.1	$1.5	$1.5	2
Foreign currency contracts	1.0	1.0	0.5	0.5	2
Interest rate swap agreements	17.6	17.6	11.9	11.9	2
Investments	15.4	15.4	14.1	14.1	1

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts, and interest rate swap agreements are based on an analysis comparing the contract rates to the market rates at the balance sheet date.

The fair value of the investments was determined using Level 1 inputs. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement dates.

18. SEGMENT INFORMATION

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)		(In millions)
Net sales to external customers:
Baked Goods	$332.8	$351.2	$997.9	$1,016.6
Beverages	236.3	244.9	721.8	759.1
Condiments	317.1	333.8	968.4	988.8
Meals	253.7	284.6	777.2	897.0
Snacks	254.1	332.6	865.7	940.2
Unallocated	—	1.7	—	5.5
Total	$1,394.0	$1,548.8	$4,331.0	$4,607.2
Direct operating income:
Baked Goods	$35.2	$46.9	$94.0	$121.3
Beverages	44.1	51.7	129.3	170.7
Condiments	49.4	34.4	112.7	102.2
Meals	29.8	32.1	88.1	99.9
Snacks	(3.8)	1.8	7.2	24.4
Total	154.7	166.9	431.3	518.5
Unallocated selling, general, and administrative expenses	(64.2)	(66.0)	(219.4)	(228.1)
Unallocated cost of sales (1)	(14.9)	(5.2)	(22.7)	3.2
Unallocated corporate expense and other (1)	(44.7)	(38.1)	(163.8)	(192.5)
Operating income	$30.9	$57.6	$25.4	$101.1

(1)	Includes charges related to restructuring programs and other costs managed at corporate.

19. RECENT ACCOUNTING PRONOUNCEMENTS

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods within those years, beginning after December 15, 2017. The amendments in this ASU should be applied retrospectively. The Company adopted this ASU on January 1, 2018. The adoption of this ASU did not result in any changes to our financial statements as we were already compliant with the changes.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which revises how employers that sponsor defined benefit pension and other postretirement plans present net periodic benefit cost. The ASU requires an employer to present the service cost component in the same income statement line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires adoption on a retrospective basis for the presentation of net benefit cost components. The Company adopted this standard as of January 1, 2018. Upon adoption, the Company recorded the service cost component of net benefit cost in Cost of sales and the other components of net benefit cost in Other expense (income), net of the Condensed Consolidated Statements of Operations.  The Company also reclassified a total of $0.2 million of net benefit from operating income ($0.4 million of income from Cost of sales and $0.2 million of expense from General and administrative expense) to Other expense (income), net of the Condensed Consolidated Statements of Operations for the third quarter ended September 30, 2017.
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
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated AOCI, which allows an entity to elect to reclassify the deferred tax effects, including any related valuation allowance, resulting from the application of the Tax Act from AOCI to retained earnings.  The amendment in this ASU essentially eliminates the stranded deferred tax effects in AOCI resulting from the enactment of the Tax Act.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal income tax rate in the Tax Act is recognized.  The Company adopted this ASU in the first quarter of 2018 and elected to reclassify the deferred tax effects due to the decrease in the U.S. Federal statutory tax rate, primarily associated with its pension and postretirement activity, from AOCI to retained earnings.  The impact of adopting this ASU is outlined in Note 12.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 with early adoption permitted. The Company early adopted the ASU on a prospective basis during the third quarter of 2018 with no impact to the financial statements or related disclosures.

Not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between existing GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (842), Targeted Improvements, which provides an additional transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to apply ASU No. 2016-02 on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to elect this transition approach and recognize the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019. These ASU's are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of these ASU's will result in a significant increase to the Company’s Balance Sheets for lease

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities and lease assets, and the Company is currently assessing the impact that this standard will have upon adoption on its accounting policies, processes, system requirements, internal controls, and disclosures. The Company does not anticipate that the adoption of these ASU’s will have a significant impact on the Company’s Consolidated Statements of Operations or Cash Flows. The Company has completed the initial review of its lease contracts and has selected a lease accounting system.  The Company is currently implementing the lease accounting system and has been collecting the required information from lease contracts for adoption.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which simplifies hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. The new guidance is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company anticipates adopting this ASU as of the first quarter of 2019 and does not expect a material impact upon adoption.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The ASU is effective for fiscal years ending after December 15, 2021 with early adoption permitted. The Company plans to early adopt during the fourth quarter of 2018 and anticipates minimal disclosure impact upon adoption.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The 2022 Notes and 2024 Notes are fully and unconditionally, as well as jointly and severally, guaranteed by our directly and indirectly owned domestic subsidiaries, which are collectively known as the “Guarantor Subsidiaries”. Bay Valley Foods, LLC, which is a 100% owned direct subsidiary, maintains 100% direct and indirect ownership of the following Guarantor Subsidiaries: Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; Flagstone Foods, Inc., Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Company.; Nutcracker Brands, Inc.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future.

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.
Condensed Supplemental Consolidating Balance Sheet
September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$—	$52.6	$—	$52.8
Investments	—	—	15.4	—	15.4
Accounts receivable, net	3.4	221.6	60.6	—	285.6
Inventories	—	890.7	108.6	—	999.3
Prepaid expenses and other current assets	25.7	53.0	13.8	—	92.5
Total current assets	29.3	1,165.3	251.0	—	1,445.6
Property, plant, and equipment, net	34.0	1,084.9	153.2	—	1,272.1
Goodwill	—	2,046.7	121.3	—	2,168.0
Investment in subsidiaries	5,112.2	584.7	—	(5,696.9)	—
Deferred income taxes	12.4	—	—	(12.4)	—
Intangible and other assets, net	68.5	600.4	89.6	—	758.5
Total assets	$5,256.4	$5,482.0	$615.1	$(5,709.3)	$5,644.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$61.8	$624.6	$64.5	$—	$750.9
Current portion of long-term debt	9.8	0.5	0.1	—	10.4
Total current liabilities	71.6	625.1	64.6	—	761.3
Long-term debt	2,332.1	0.5	0.5	—	2,333.1
Deferred income taxes	—	163.4	22.3	(12.4)	173.3
Other long-term liabilities	10.8	162.4	13.6	—	186.8
Intercompany accounts receivable (payable), net	652.2	(581.6)	(70.6)	—	—
Stockholders’ equity	2,189.7	5,112.2	584.7	(5,696.9)	2,189.7
Total liabilities and stockholders’ equity	$5,256.4	$5,482.0	$615.1	$(5,709.3)	$5,644.2

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations
Three Months Ended September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,400.2	$170.9	$(177.1)	$1,394.0
Cost of sales	—	1,193.9	149.7	(177.1)	1,166.5
Gross profit	—	206.3	21.2	—	227.5
Selling, general, and administrative expense	35.3	107.7	8.9	—	151.9
Amortization expense	3.0	16.1	2.3	—	21.4
Other operating expense, net	26.2	(3.4)	0.5	—	23.3
Operating income (loss)	(64.5)	85.9	9.5	—	30.9
Interest expense	28.3	—	1.3	(1.8)	27.8
Interest income	(0.3)	(1.5)	(1.3)	1.8	(1.3)
Other expense (income), net	(4.2)	5.7	2.7	—	4.2
Income (loss) before income taxes	(88.3)	81.7	6.8	—	0.2
Income tax (benefit) expense	(18.0)	12.3	0.5	—	(5.2)
Equity in net income (loss) of subsidiaries	75.7	6.3	—	(82.0)	—
Net income (loss)	$5.4	$75.7	$6.3	$(82.0)	$5.4

Condensed Supplemental Consolidating Statement of Operations
Three Months Ended September 30, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,458.0	$175.9	$(85.1)	$1,548.8
Cost of sales	—	1,221.9	152.3	(85.1)	1,289.1
Gross profit	—	236.1	23.6	—	259.7
Selling, general, and administrative expense	23.9	128.3	10.3	—	162.5
Amortization expense	3.3	22.7	2.5	—	28.5
Other operating expense, net	2.4	8.0	0.7	—	11.1
Operating income (loss)	(29.6)	77.1	10.1	—	57.6
Interest expense	31.3	0.1	3.8	(3.8)	31.4
Interest income	—	(3.8)	(0.4)	3.8	(0.4)
Other expense (income), net	(2.4)	(1.9)	0.8	—	(3.5)
Income (loss) before income taxes	(58.5)	82.7	5.9	—	30.1
Income tax (benefit) expense	(22.4)	22.7	1.0	—	1.3
Equity in net income (loss) of subsidiaries	64.9	4.9	—	(69.8)	—
Net income (loss)	$28.8	$64.9	$4.9	$(69.8)	$28.8

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,336.9	$518.3	$(524.2)	$4,331.0
Cost of sales	—	3,699.5	460.5	(524.2)	3,635.8
Gross profit	—	637.4	57.8	—	695.2
Selling, general, and administrative expense	114.9	361.7	29.4	—	506.0
Amortization expense	8.7	49.3	6.9	—	64.9
Other operating expense, net	81.6	14.0	3.3	—	98.9
Operating income (loss)	(205.2)	212.4	18.2	—	25.4
Interest expense	88.9	—	2.7	(4.0)	87.6
Interest income	(2.6)	(3.6)	(1.6)	4.0	(3.8)
Other expense (income), net	(1.4)	12.2	0.7	—	11.5
Income (loss) before income taxes	(290.1)	203.8	16.4	—	(69.9)
Income tax (benefit) expense	(61.4)	39.0	1.3	—	(21.1)
Equity in net income (loss) of subsidiaries	179.9	15.1	—	(195.0)	—
Net income (loss)	$(48.8)	$179.9	$15.1	$(195.0)	$(48.8)

Condensed Supplemental Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,353.3	$498.8	$(244.9)	$4,607.2
Cost of sales	—	3,597.6	431.8	(244.9)	3,784.5
Gross profit	—	755.7	67.0	—	822.7
Selling, general, and administrative expense	86.0	407.6	30.3	—	523.9
Amortization expense	9.4	69.2	7.2	—	85.8
Other operating expense, net	2.4	107.4	2.1	—	111.9
Operating income (loss)	(97.8)	171.5	27.4	—	101.1
Interest expense	94.2	0.3	4.8	(6.4)	92.9
Interest income	(2.2)	(6.4)	(1.3)	6.4	(3.5)
Other expense (income), net	(0.8)	(2.1)	0.8	—	(2.1)
Income (loss) before income taxes	(189.0)	179.7	23.1	—	13.8
Income tax (benefit) expense	(72.6)	59.2	4.4	—	(9.0)
Equity in net income (loss) of subsidiaries	139.2	18.7	—	(157.9)	—
Net income (loss)	$22.8	$139.2	$18.7	$(157.9)	$22.8

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$5.4	$75.7	$6.3	$(82.0)	$5.4
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	6.5	—	6.5
Pension and postretirement reclassification adjustment, net of tax	—	0.1	—	—	0.1
Other comprehensive income (loss)	—	0.1	6.5	—	6.6
Equity in other comprehensive (loss) income of subsidiaries	6.6	6.5	—	(13.1)	—
Comprehensive income (loss)	$12.0	$82.3	$12.8	$(95.1)	$12.0

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$28.8	$64.9	$4.9	$(69.8)	$28.8
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	18.0	—	18.0
Pension and postretirement reclassification adjustment, net of tax	—	0.1	—	—	0.1
Other comprehensive income (loss)	—	0.1	18.0	—	18.1
Equity in other comprehensive income (loss) of subsidiaries	18.1	18.0	—	(36.1)	—
Comprehensive income (loss)	$46.9	$83.0	$22.9	$(105.9)	$46.9

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(48.8)	$179.9	$15.1	$(195.0)	$(48.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(13.0)	—	(13.0)
Pension and postretirement reclassification adjustment, net of tax	—	0.4	—	—	0.4
Adoption of ASU 2018-02 reclassification to retained earnings	—	(1.1)	—	—	(1.1)
Other comprehensive income (loss)	—	(0.7)	(13.0)	—	(13.7)
Equity in other comprehensive (loss) income of subsidiaries	(13.7)	(13.0)	—	26.7	—
Comprehensive income (loss)	$(62.5)	$166.2	$2.1	$(168.3)	$(62.5)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$22.8	$139.2	$18.7	$(157.9)	$22.8
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	34.5	—	34.5
Pension and postretirement reclassification adjustment, net of tax	—	7.2	—	—	7.2
Other comprehensive income (loss)	—	7.2	34.5	—	41.7
Equity in other comprehensive income (loss) of subsidiaries	41.7	34.5	—	(76.2)	—
Comprehensive income (loss)	$64.5	$180.9	$53.2	$(234.1)	$64.5

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$89.3	$323.9	$51.5	$(194.2)	$270.5
Cash flows from investing activities:
Additions to property, plant, and equipment	(2.2)	(99.2)	(15.3)	—	(116.7)
Additions to intangible assets	(15.8)	(0.6)	—	—	(16.4)
Intercompany transfer	(25.8)	(162.2)	(16.2)	204.2	—
Other	—	35.5	(1.1)	—	34.4
Net cash (used in) provided by investing activities	(43.8)	(226.5)	(32.6)	204.2	(98.7)
Cash flows from financing activities:
Net (repayment) borrowing of debt	(208.5)	(1.5)	—	—	(210.0)
Intercompany transfer	120.8	(95.1)	(15.7)	(10.0)	—
Repurchases of common stock	(42.2)	—	—	—	(42.2)
Receipts related to stock-based award activities	4.7	—	—	—	4.7
Payments related to stock-based award activities	(3.3)	—	—	—	(3.3)
Net cash (used in) provided by financing activities	(128.5)	(96.6)	(15.7)	(10.0)	(250.8)
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)	—	—	(1.0)
Decrease (increase) in cash and cash equivalents	(83.0)	(0.2)	3.2	—	(80.0)
Cash and cash equivalents, beginning of period	83.2	0.2	49.4	—	132.8
Cash and cash equivalents, end of period	$0.2	$—	$52.6	$—	$52.8

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$13.4	$406.0	$1.4	$(157.4)	$263.4
Cash flows from investing activities:
Additions to property, plant, and equipment	(1.6)	(87.4)	(13.5)	—	(102.5)
Additions to intangible assets	(17.7)	(0.8)	(0.1)	—	(18.6)
Intercompany transfer	69.8	(128.2)	—	58.4	—
Proceeds from sale of fixed assets	—	7.2	—	—	7.2
Proceeds from divestiture	—	19.0	0.3	—	19.3
Other	—	—	(1.0)	—	(1.0)
Net cash (used in) provided by investing activities	50.5	(190.2)	(14.3)	58.4	(95.6)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(100.8)	(2.2)	(0.1)	—	(103.1)
Intercompany transfer	109.2	(213.6)	5.4	99.0	—
Receipts related to stock-based award activities	11.1	—	—	—	11.1
Payments related to stock-based award activities	(6.7)	—	—	—	(6.7)
Net cash (used in) provided by financing activities	12.8	(215.8)	5.3	99.0	(98.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.7	—	0.7
Increase (decrease) in cash and cash equivalents	76.7	—	(6.9)	—	69.8
Cash and cash equivalents, beginning of period	—	0.2	61.9	—	62.1
Cash and cash equivalents, end of period	$76.7	$0.2	$55.0	$—	$131.9

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and nine month periods ended September 30, 2018 and 2017. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements on page 61 for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Current Market Environment

Retail food sales and volumes have been under pressure in recent years. However, trends might be starting to shift as positive sales growth has returned across most measured channels during the past year. Based on the Citi DD’s Nielsen AOC+C Data Analysis – 9/8/18 report, total retail food sales increased 0.6% over the past year as minimal volume decreases of 1.0% were more than offset by price increases of 1.6%. Private label sales and volume growth continues to outpace branded products as total private label sales in measured channels over the past year increased 3.5% compared to a decrease of 0.1% for branded products. These increases were led by private label pricing and volume increases of 2.2% and 1.3%, respectively, compared to branded pricing increases of 2.1% and volume decreases of 2.2%. As such, on an industry basis, strong private label sales and volumes continue to be attractive compared to branded counterparts.

Retail sectors are continuing to experience growth in premium, better for you, natural, and organic foods (collectively referred to as “PBFY”) as consumers shift their consumptions trends towards a focus on healthier eating with cleaner labels. PBFY foods include items such as fresh or freshly prepared foods, foods with premium ingredients, natural, organic, clean label, or specialty foods, most of which are located in the perimeter of the store. Recent data shows that these product offerings are expected to be the primary growth area for both branded and private label products, and that growth in private label is expected to drive the overall growth in these product categories.  These trends are prompting companies, TreeHouse included, to increase or adjust their offerings, while retaining their commitment to provide products at reasonable prices.  The margin on these PBFY products tend to be higher and more stable than other labels.  In an effort to respond to shifting consumer demand, the Company offers an increasing variety of PBFY products, currently offering PBFY products in 28 of our categories.

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

The TreeHouse 2020 program will be executed through 2020.  In 2017, the Company announced the closure of its Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  Production at the Brooklyn Park, Minnesota and Plymouth, Indiana facilities ceased in the fourth quarter of 2017.  The partial facility downsizing at Dothan, Alabama was completed in the third quarter of 2018. In addition, we have taken steps toward increasing our capacity utilization, operational margin expansion, and streamlining our plant structure to optimize our supply chain. Plant closings, line shutdowns, warehouse consolidations, and the rollout of a standardized management operating structure continue to track to plan. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding restructuring programs.

On January 31, 2018, the Company announced its intention to close its remaining operations in Battle Creek, Michigan. The Company had previously announced its decision to downsize the Battle Creek facility; however, following completion of the first phase of downsizing, it was determined that the remaining operations would not be economically viable. Current production at Battle Creek will be moved to other cereal manufacturing facilities.  The costs to close the remainder of the Battle Creek facility are expected to be approximately $18.2 million, of which approximately $11.8 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $6.4 million, employee-related costs of approximately $3.2 million, and other closure costs of approximately $8.6 million. Total expected costs to close decreased $11.8 million from the initial announcement through September 30, 2018 due to revised estimates. The full closure of the facility was initially scheduled for the fourth quarter of 2018, but this date has been delayed to mid-2019 due to recent customer bid activity.

On February 15, 2018, the Company announced the planned closure of its Visalia, California facility by the end of the first quarter of 2019. The plant primarily produces pretzels and cereal snack mixes for the Baked Goods segment.  Current pretzel production will be moved to other TreeHouse manufacturing facilities prior to the plant closure.  The costs to close the Visalia facility are expected to be approximately $23.6 million, of which approximately $11.0 million is expected to be in cash. Components of the charges include non-cash accelerated depreciation of approximately $12.6 million, employee-related costs of approximately $3.7 million, and other closure costs of approximately $7.3 million. Total expected costs to close increased $2.6 million since the initial announcement through September 30, 2018 due to revised estimates.

On July 18, 2018, the Company announced the planned closure of an administrative office located in Omaha, Nebraska by January 31, 2019. Costs associated with this office closure are expected to be approximately $5.8 million, of which $4.3 million is expected to be in cash.

Structure to Win

In the first quarter of 2018, the Company announced an operating expenses improvement program designed to align our organization structure with strategic priorities.  The program is intended to support operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean customer focused go-to-market team, centralized supply chain, and streamlined back office.  In the nine months ended September 30, 2018, we incurred costs of $31.5 million on this program. We expect to spend $37.0 million in 2018 primarily on employee-related costs and consulting services, which is intended to yield $55.0 million in annualized run-rate savings starting in 2019.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,394.0	100.0%	$1,548.8	100.0%	$4,331.0	100.0%	$4,607.2	100.0%
Cost of sales	1,166.5	83.7	1,289.1	83.2	3,635.8	83.9	3,784.5	82.1
Gross profit	227.5	16.3	259.7	16.8	695.2	16.1	822.7	17.9
Operating expenses:
Selling and distribution	85.4	6.1	95.6	6.2	285.5	6.6	295.0	6.4
General and administrative	66.5	4.8	66.9	4.3	220.5	5.1	228.9	5.0
Amortization expense	21.4	1.5	28.5	1.8	64.9	1.5	85.8	1.9
Other operating expense, net	23.3	1.7	11.1	0.7	98.9	2.3	111.9	2.4
Total operating expenses	196.6	14.1	202.1	13.0	669.8	15.5	721.6	15.7
Operating income	30.9	2.2	57.6	3.8	25.4	0.6	101.1	2.2
Other expense:
Interest expense	27.8	2.0	31.4	2.0	87.6	2.0	92.9	2.0
Interest income	(1.3)	(0.1)	(0.4)	—	(3.8)	(0.1)	(3.5)	(0.1)
Loss (income) on foreign currency exchange	0.6	—	(2.5)	(0.2)	5.0	0.1	(2.8)	(0.1)
Other expense (income), net	3.6	0.3	(1.0)	—	6.5	0.2	0.7	0.1
Total other expense	30.7	2.2	27.5	1.8	95.3	2.2	87.3	1.9
Income (loss) before income taxes	0.2	—	30.1	2.0	(69.9)	(1.6)	13.8	0.3
Income tax (benefit) expense	(5.2)	(0.4)	1.3	0.1	(21.1)	(0.5)	(9.0)	(0.2)
Net income (loss)	$5.4	0.4%	$28.8	1.9%	$(48.8)	(1.1)%	$22.8	0.5%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net Sales — Third quarter net sales decreased by $154.8 million, or 10.0%, in 2018 compared to 2017. The change in net sales from the third quarter of 2017 to the third quarter of 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$1,548.8
SKU rationalization	(36.7)	(2.3)%
Volume/mix excluding SKU rationalization	(137.8)	(8.9)
Pricing	26.8	1.7
Product recalls	(1.7)	(0.1)
Divestitures	(2.7)	(0.2)
Foreign currency	(2.7)	(0.2)
2018 Net sales	$1,394.0	(10.0)%

The change in net sales was driven by the ongoing efforts to simplify and rationalize low margin SKUs, which contributed 2.3% to the year-over-year decline, and the divestiture of the McCann's business in July 2018, which contributed 0.2% to the year-over-year decline. Excluding the impact of the divestiture and SKU rationalization, net sales decreased 7.5% in the third quarter 2018 compared to 2017, driven by the following:

•	Volume/mix was unfavorable 8.9% year-over-year mostly driven by declines in the Snacks and Meals segments.

•	Foreign currency exchange was unfavorable 0.2% in the third quarter of 2018 compared to 2017.

•	Included in third quarter 2017 net sales was a $1.7 million product recall reimbursement, which did not recur in 2018, contributing a 0.1% decrease to the year-over-year change in net sales.

•	Pricing was favorable 1.7% in the third quarter of 2018 compared to 2017 reflecting pricing actions to cover commodity, packaging, and freight inflation across most product categories.

Gross Profit — Gross profit as a percentage of net sales was 16.3% in the third quarter of 2018, compared to 16.8% in the third quarter of 2017, a decrease of 0.5% . Of this decrease, 0.4 percentage points was related to $4.7 of expenses for plant restoration costs related to a temporary shutdown at our Snacks plant in Robersonville, NC in the third quarter of 2018, and $3.2 million related to product recall reimbursement in the third quarter of 2017 that did not recur in 2018. This was partially offset by a reduction in expenses associated with restructuring programs to $7.2 million in the third quarter of 2018 compared to $10.2 million in 2017.  The remaining 0.1 percentage point decrease was primarily due to unfavorable volume/mix, higher operating costs, including unanticipated hurricane expenses, higher freight costs, higher variable incentive compensation, and higher commodity costs, partially offset by pricing actions and lower costs resulting from a LIFO liquidation.
Operating Expenses — Total operating expenses were $196.6 million in the third quarter of 2018 compared to $202.1 million in the third quarter of 2017. The decrease in 2018 resulted from the following:
Selling and distribution expenses decreased $10.2 million, or 10.7%, in the third quarter of 2018 compared to the third quarter of 2017 driven by savings from the Structure to Win initiative and other cost saving measures, lower broker commissions, and lower freight expense due to volume, partially offset by higher freight rates and higher variable incentive compensation. Selling and distribution expenses as a percentage of net sales decreased 0.1 percentage points to 6.1% in the third quarter of 2018, compared to 6.2% in the third quarter of 2017.  This decrease was primarily related to savings from the Structure to Win initiative and other cost saving measures.
General and administrative expenses decreased $0.4 million, or 0.6%, in the third quarter of 2018 compared to the third quarter of 2017. General and administrative expenses as a percentage of net sales increased 0.5 percentage points to 4.8% in the third quarter of 2018, compared to 4.3% in the third quarter of 2017. Of this increase, 0.2 percentage points was related to $5.1 million of costs associated with restructuring programs and acquisition, integration, divestiture and related costs in 2018, compared to $3.4 million associated with acquisition, integration, divestiture and related costs in 2017. The remaining 0.3 percentage point increase year-over-year was mostly due increased variable incentive compensation partially offset by savings from the Structure to Win initiative and other cost saving measures.

Amortization expense decreased $7.1 million in the third quarter of 2018 compared to the third quarter of 2017 reflecting the impairment of the customer related intangible assets in the Snacks segment in the fourth quarter of 2017.
Other operating expense was $23.3 million in the third quarter of 2018 compared to $11.1 million in the third quarter of 2017, an increase of $12.2 million. The increase was mostly due to $26.8 million of higher costs in 2018 associated with restructuring programs that were announced in recent quarters with respect to the TreeHouse 2020 margin improvement plan and the Company’s plant closures partially offset by a gain on the divestiture of the McCann's business of $14.3 million.  See Note 2 and Note 14 to our Condensed Consolidated Financial Statements for additional information regarding restructuring programs and other operating expense, net.
Interest Expense — Interest expense decreased to $27.8 million in the third quarter of 2018, compared to $31.4 million in 2017, primarily due to lower net debt and lower credit facility pricing from the December 1, 2017 credit agreement amendment, partially offset by higher interest rates and the write-off of $0.7 million of deferred debt issuance costs associated with the repurchase of the 2022 Notes and 2024 Notes in the third quarter of 2018.  The higher interest rates reflect the year-over-year increase in LIBOR.
Interest Income – Interest income of $1.3 million primarily relates to cash held by our Canadian subsidiaries and gains on investments. Interest income increased slightly from the third quarter of 2017.
Foreign Currency — The Company’s foreign currency impact was a $0.6 million loss for third quarter of 2018, compared to income of $2.5 million in the third quarter of 2017, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.
Other Expense (Income), net — Other expense was $3.6 million for the third quarter of 2018, compared to income of $1.0 million in the third quarter of 2017. The change was primarily due to expenses associated with tax indemnification and a loss on debt extinguishment related to the repurchase of 2022 Notes and 2024 Notes partially offset by an increase in non-cash mark-to-market gains from hedging activities, driven by interest rate swaps.
Income Taxes — Income tax (benefit) expense was a benefit of $5.2 million in the third quarter of 2018 compared to an expense of $1.3 million for the same period of 2017. The income tax benefit in the third quarter of 2018 was primarily driven by the release of certain tax reserves related to statute expirations of $6.7 million.  In tandem with recognizing the $6.7 million tax benefit, during the third quarter of 2018 the Company wrote off $6.7 million of related tax indemnification asset, which was reflected in Other expense (income), net in the Condensed Consolidated Statements of Operations.  The remaining fluctuation in the tax provision for the third quarter of 2018 compared to the third quarter of 2017 was primarily a result of the reduction in the U.S. Federal statutory tax rate, an increase in the amount of income tax benefit from the release of certain tax reserves, a reduction in the benefit from foreign tax credits on a year-over-year basis, and the overall impact of discrete items on low third quarter income before taxes.  Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.
The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, executive compensation expense that is not deductible for tax purposes, and an intercompany financing structure entered into in conjunction with the E.D. Smith Foods, Ltd. (“E.D. Smith”) acquisition in 2007.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 — Results by Segment
Baked Goods

	Three Months Ended September 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$332.8	100.0%	$351.2	100.0%
Cost of sales	269.2	80.9	275.1	78.3
Gross profit	63.6	19.1	76.1	21.7
Freight out and commissions	22.5	6.8	22.2	6.3
Direct selling, general, and administrative	5.9	1.7	7.0	2.0
Direct operating income	$35.2	10.6%	$46.9	13.4%

Net sales in the Baked Goods segment decreased $18.4 million, or 5.2%, in the third quarter of 2018 compared to the third quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$351.2
SKU rationalization	(7.6)	(2.1)%
Volume/mix excluding SKU rationalization	(18.6)	(5.3)
Pricing	8.5	2.4
Foreign currency	(0.7)	(0.2)
2018 Net sales	$332.8	(5.2)%

Net sales decreased during the third quarter of 2018 compared to the third quarter of 2017 primarily due to unfavorable volume/mix due to lost distribution from competitive pressure in the dough, crackers, and cookies categories combined with unfavorable mix, the ongoing efforts to simplify and rationalize low margin SKUs, and unfavorable foreign currency, partially offset by favorable pricing driven by commodity and freight inflation.
Gross profit as a percentage of net sales decreased 2.6 percentage points, from 21.7% in the third quarter of 2017 to 19.1% in the third quarter of 2018, primarily due to higher operating costs, higher commodity costs (wheat, eggs, and resin), and unfavorable volume/mix, partially offset by favorable pricing.
Freight out and commissions paid to independent sales brokers was $22.5 million in the third quarter of 2018, compared to $22.2 million in the third quarter of 2017.  Freight and commissions as a percentage of net sales increased 0.5 percentage points year-over-year due to freight cost inflation, particularly in the temperature controlled freight market.

Direct selling, general, and administrative expenses were $5.9 million in the third quarter of 2018 compared to $7.0 million in the third quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to Structure to Win savings combined with lower spend due to other cost saving activities.

Beverages

	Three Months Ended September 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$236.3	100.0%	$244.9	100.0%
Cost of sales	180.4	76.3	178.3	72.8
Gross profit	55.9	23.7	66.6	27.2
Freight out and commissions	7.9	3.3	10.3	4.2
Direct selling, general, and administrative	3.9	1.7	4.6	1.9
Direct operating income	$44.1	18.7%	$51.7	21.1%

Net sales in the Beverages segment decreased $8.6 million, or 3.5%, in the third quarter of 2018 compared to the third quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$244.9
SKU rationalization	(3.9)	(1.6)%
Volume/mix excluding SKU rationalization	(3.5)	(1.4)
Pricing	(1.2)	(0.5)
2018 Net sales	$236.3	(3.5)%

Net sales decreased during the third quarter of 2018 compared to the third quarter of 2017 primarily due to the ongoing efforts to simplify and rationalize low margin SKUs, unfavorable volume/mix in creamers, partially offset by category gains in broth. Pricing was unfavorable primarily due to competitive pressure in the single serve beverages category, partially offset by favorable pricing driven by commodity inflation.

Gross profit as a percentage of net sales decreased 3.5 percentage points, from 27.2% in the third quarter of 2017 to 23.7% in the third quarter of 2018, primarily due to a labor dispute and ensuing recovery at a creamer plant that has driven unfavorable volume/mix and higher operating costs.
Freight out and commissions paid to independent sales brokers was $7.9 million in the third quarter of 2018, compared to $10.3 million in the third quarter of 2017. Freight and commissions as a percentage of net sales decreased 0.9 percentage points year-over-year due to improvements in logistics efficiency.

Direct selling, general, and administrative expenses were $3.9 million in the third quarter of 2018, compared to $4.6 million in the third quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to Structure to Win savings combined with lower spend due to other cost saving activities.

Condiments

	Three Months Ended September 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$317.1	100.0%	$333.8	100.0%
Cost of sales	248.8	78.5	278.8	83.5
Gross profit	68.3	21.5	55.0	16.5
Freight out and commissions	14.0	4.4	14.8	4.4
Direct selling, general, and administrative	4.9	1.5	5.8	1.8
Direct operating income	$49.4	15.6%	$34.4	10.3%

Net sales in the Condiments segment decreased $16.7 million, or 5.0%, in the third quarter of 2018 compared to the third quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$333.8
SKU rationalization	(16.1)	(4.8)%
Volume/mix excluding SKU rationalization	(9.0)	(2.7)
Pricing	10.4	3.1
Foreign currency	(2.0)	(0.6)
2018 Net sales	$317.1	(5.0)%

Net sales decreased during the third quarter of 2018 compared to the third quarter of 2017 primarily due to the ongoing efforts to simplify and rationalize low margin SKUs, unfavorable volume/mix due to competitive pressure in pickles and preserves, and unfavorable foreign currency exchange rates, partially offset by favorable pricing driven by commodity inflation.

Gross profit as a percentage of net sales increased 5.0 percentage points, from 16.5% in the third quarter of 2017 to 21.5% in the third quarter of 2018, primarily due to favorable pricing and lower costs resulting from a LIFO liquidation.
Freight out and commissions paid to independent sales brokers was $14.0 million in the third quarter of 2018, compared to $14.8 million in the third quarter of 2017. Freight and commissions as a percentage of net sales were flat year-over-year.
Direct selling, general, and administrative expenses were $4.9 million in the third quarter of 2018 and $5.8 million in the third quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to Structure to Win savings combined with lower spend due to other cost saving activities.
Meals

	Three Months Ended September 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$253.7	100.0%	$284.6	100.0%
Cost of sales	206.1	81.2	233.7	82.1
Gross profit	47.6	18.8	50.9	17.9
Freight out and commissions	10.3	4.1	11.6	4.1
Direct selling, general, and administrative	7.5	3.0	7.2	2.5
Direct operating income	$29.8	11.7%	$32.1	11.3%

Net sales in the Meals segment decreased $30.9 million, or 10.9%, in the third quarter of 2018 compared to the third quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$284.6
SKU rationalization	(5.7)	(2.0)%
Volume/mix excluding SKU rationalization	(31.0)	(11.0)
Pricing	8.5	3.0
Divestiture	(2.7)	(0.9)
2018 Net sales	$253.7	(10.9)%

Net sales decreased during the third quarter of 2018 compared to the third quarter of 2017 due to unfavorable volume/mix from competitive pressure (principally in the ready-to-eat cereal, pasta, and dry dinner categories) and category softness (principally in the ready-to-eat cereal category), the ongoing efforts to simplify and rationalize low margin SKUs, and the divestiture of the McCann's business in July 2018.  These decreases were partially offset by favorable pricing driven by commodity and freight inflation.

Gross profit as a percentage of net sales increased 0.9 percentage points, from 17.9% in the third quarter of 2017 to 18.8% in the third quarter of 2018, primarily due to favorable pricing and lower operating costs from plant closures and supply chain optimization activities.
Freight out and commissions paid to independent sales brokers was $10.3 million in the third quarter of 2018, compared to $11.6 million in the third quarter of 2017. Freight and commissions as a percentage of net sales was consistent year-over-year.
Direct selling, general, and administrative expenses were $7.5 million in the third quarter of 2018 compared to $7.2 million in 2017. Direct selling, general, and administrative expenses as a percentage of net sales increased compared to prior year primarily due to advertising investments in the pasta category.
Snacks

	Three Months Ended September 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$254.1	100.0%	$332.6	100.0%
Cost of sales	247.2	97.3	317.6	95.5
Gross profit	6.9	2.7	15.0	4.5
Freight out and commissions	7.0	2.8	8.4	2.5
Direct selling, general, and administrative	3.7	1.4	4.8	1.5
Direct operating income	$(3.8)	(1.5)%	$1.8	0.5%

Net sales in the Snacks segment decreased $78.5 million, or 23.6%, in the third quarter of 2018 compared to the third quarter of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$332.6
SKU rationalization	(3.4)	(1.0)%
Volume/mix excluding SKU rationalization	(75.7)	(22.8)
Pricing	0.6	0.2
2018 Net sales	$254.1	(23.6)%

Net sales decreased during the third quarter of 2018 compared to the third quarter of 2017 primarily due to unfavorable volume from the expected loss of low margin business, competitive pressure in all categories (snack nuts, trail mix, and bars) combined with business interruption resulting from hurricane activity. Sales also decreased due to the ongoing efforts to simplify and rationalize low margin SKUs, partially offset by favorable pricing.
Gross profit as a percentage of net sales decreased 1.8 percentage points, from 4.5% in the third quarter of 2017 to 2.7% in the third quarter of 2018, primarily due to lower volume and higher operating costs partially attributed to hurricane activity.
Freight out and commissions paid to independent sales brokers was $7.0 million in the third quarter of 2018, compared to $8.4 million in 2017. Freight and commissions as a percentage of net sales increased 0.3 percentage points year-over-year due to freight cost inflation.
Direct selling, general, and administrative expenses were $3.7 million in the third quarter of 2018 compared to $4.8 million in the third quarter of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily due to the impact of fixed overhead costs that did not adjust proportionately with the decrease in net sales in the quarter, partially offset by Structure to Win savings combined with lower spend due to other cost saving activities.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net Sales — Net sales decreased by $276.2 million, or 6.0%, in the first nine months of 2018 compared to the first nine months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$4,607.2
SKU rationalization	(141.7)	(3.1)%
Volume/mix excluding SKU rationalization	(133.0)	(2.9)
Pricing	62.7	1.4
Product recalls	(5.5)	(0.1)
Divestitures	(62.2)	(1.4)
Foreign currency	3.5	0.1
2018 Net sales	$4,331.0	(6.0)%

The change in net sales was driven by the ongoing efforts to simplify and rationalize low margin SKUs, which contributed 3.1% to the year-over-year decline, and the divestiture of the McCann's business in July 2018 and the SIF business in May 2017, which contributed 1.4% to the year-over-year decline. Excluding the impact of SKU rationalization and the divestitures, net sales decreased 1.5% in the first nine months of 2018 compared to 2017, driven by the following:

•	Volume/mix was unfavorable year-over-year driven by the Meals and Snacks segments.

•
Included in the first nine months of 2017 net sales was a $5.5 million product recall reimbursement, which did not repeat in 2018, that contributed a decrease of 0.1% to the change in net sales year-over-year.

•	Pricing was favorable 1.4% in the first nine months of 2018 compared to 2017 reflecting pricing actions to cover commodity and freight inflation.

•	Foreign currency exchange was favorable 0.1% in the first nine months of 2018 compared to 2017.
Gross Profit — Gross profit as a percentage of net sales was 16.1% in the first nine months of 2018, compared to 17.9% in the first nine months of 2017, a decrease of 1.8 percentage points. Of this decrease, 0.4 percentage points was related to $18.8 million of expenses for restructuring programs and $4.7 million of expenses for plant restoration in the first nine months of 2018, compared to $13.5 million for restructuring programs and a $8.4 million reimbursement related to product recalls in the first nine months of 2017.  The remaining 1.4 percentage point decrease in gross profit as a percentage of net sales was primarily due to lower volumes, higher operating costs including costs associated with a labor dispute in the Beverages segment and higher freight costs, higher commodity costs, and higher variable incentive compensation, partially offset by favorable pricing and lower costs resulting from a LIFO liquidation.
Operating Expenses — Total operating expenses were $669.8 million in the first nine months of 2018 compared to $721.6 million in the first nine months of 2017. The decrease in 2018 resulted from the following:
Selling and distribution expenses decreased $9.5 million, or 3.2%, in the first nine months of 2018 compared to the first nine months of 2017. Selling and distribution expenses as a percentage of net sales increased 0.2 percentage points to 6.6% in the first nine months of 2018 compared to 6.4% in the first nine months of 2017.  This increase was primarily related to higher freight due to freight cost inflation and increases in the use of the spot market, and higher variable incentive compensation, partially offset by lower freight volumes and savings from the Structure to Win initiative and other cost saving measures.
General and administrative expenses decreased by $8.4 million or 3.7%, in the first nine months of 2018 compared to the first nine months of 2017. General and administrative expenses as a percentage of net sales increased 0.1 percentage point from 5.0% in the first nine months of 2017 to 5.1% in the first nine months of 2018.  An increase of 0.2 percentage points was related to $13.0 million of CEO transition expense mostly related to incremental stock based compensation expense for modified awards and $8.3 million of expenses related to restructuring programs; acquisition, integration, divestiture and related costs; and debt amendment and repurchase costs in the first nine months of 2018 compared to $12.7 million of acquisition, integration, divestiture, and related costs in the first nine months of 2017.  The remaining 0.1 percentage point decline year-over-year was due to savings from the Structure to Win initiative and other cost saving measures, partially offset by increased variable incentive compensation.
Amortization expense decreased $20.9 million in the first nine months of 2018 compared to the first nine months of 2017 reflecting the impairment of the customer related intangible assets in the Snacks segment in the fourth quarter of 2017.
Other operating expense was $98.9 million in the first nine months of 2018 compared to $111.9 million in the first nine months of 2017. The decrease was mostly due to the loss on the divestiture of the SIF business of $85.6 million in the second quarter of 2017 partially offset by the gain on the divestiture of the McCann's business of $14.3 million in the third quarter of 2018 and higher costs associated with restructuring programs that were announced in recent quarters with respect to the Company’s TreeHouse 2020 margin improvement activities and other plant closures. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding restructuring activity.
Interest Expense — Interest expense decreased to $87.6 million in the first nine months of 2018, compared to $92.9 million in 2017, due to lower net debt and lower credit facility pricing from the December 1, 2017 credit agreement amendment, partially offset by higher interest rates and the write-off of $2.4 million deferred debt issuance costs associated with the repurchase of the 2022 Notes and 2024 Notes in the second and third quarters of 2018.  The higher interest rates reflect the year-over-year increase in the LIBOR interest rate.
Interest Income –  Interest income of $3.8 million in the first nine months of 2018 primarily relates to cash held by our Canadian subsidiaries and gains on investments. Interest income increased slightly from 2017.
Foreign Currency — The Company’s foreign currency impact was a $5.0 million expense for the first nine months of 2018, compared to a gain of $2.8 million in the first nine months of 2017, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.
Other Expense (Income), net — Other expense was $6.5 million for the first nine months of 2018, compared to $0.7 million in the first nine months of 2017. The change was mostly due to expenses associated with tax indemnification, a loss on debt extinguishment related to the repurchase of 2022 Notes and 2024 Notes, partially offset by the non-cash mark-to-market adjustments on derivative instruments, primarily interest rate swaps and foreign currency contracts.
Income Taxes — Income tax (benefit) expense was a benefit of $21.1 million in the first nine months of 2018 compared to a benefit of $9.0 million for the same period of 2017. The income tax benefit in the first nine months of 2018 was primarily driven by the release of certain tax reserves related to statute expirations of $7.9 million.  In tandem with recognizing the $7.9 million tax benefit, during the first nine months of 2018 the Company wrote off $7.9 million of related tax indemnification asset, which was reflected in Other expense (income), net in the Condensed Consolidated Statements of Operations.  The remaining fluctuation in the tax provision for the first nine months of 2018 compared to the first nine months of 2017 is primarily a result of the reduction in the U.S. Federal statutory tax rate, an increase in the amount of income tax benefit from the release of tax reserves, a decrease in the tax deduction related to share-based payments, and a reduction in the benefit from foreign tax credits on a year-over-year basis. The Company’s effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.
The Company’s effective tax rate differs from the U.S. federal statutory tax rate primarily due to state tax expense, executive compensation that is not deductible for tax purposes, and an intercompany financing structure entered into in conjunction with the E.D. Smith acquisition in 2007.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 — Results by Segment
Baked Goods

	Nine Months Ended September 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$997.9	100.0%	$1,016.6	100.0%
Cost of sales	807.2	80.9	807.6	79.4
Gross profit	190.7	19.1	209.0	20.6
Freight out and commissions	77.2	7.7	63.8	6.3
Direct selling, general, and administrative	19.5	2.0	23.9	2.4
Direct operating income	$94.0	9.4%	$121.3	11.9%

Net sales in the Baked Goods segment decreased $18.7 million, or 1.8%, in the first nine months of 2018 compared to the first nine months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$1,016.6
SKU rationalization	(18.7)	(1.8)%
Volume/mix excluding SKU rationalization	(18.5)	(1.8)
Pricing	17.6	1.7
Foreign currency	0.9	0.1
2018 Net sales	$997.9	(1.8)%

The change in net sales from 2017 to 2018 was due to the ongoing efforts to simplify and rationalize low margin SKUs, unfavorable volume/mix predominately in the cracker, dough, and cookies categories, partially offset by favorable pricing driven by commodity and freight inflation and favorable foreign currency.
Gross profit as a percentage of net sales decreased 1.5 percentage points, from 20.6% in the first nine months of 2017 to 19.1% in the first nine months of 2018, primarily due to higher plant operations, higher warehouse costs, higher commodity costs (wheat and eggs), and unfavorable mix partially offset by favorable pricing.

Freight out and commissions paid to independent sales brokers was $77.2 million in the first nine months of 2018, compared to $63.8 million in the first nine months of 2017. Freight and commissions as a percentage of net sales increased 1.4 percentage points from the first nine months of 2017 due to freight cost inflation, particularly in the temperature controlled freight market.
Direct selling, general, and administrative expenses were $19.5 million in the first nine months of 2018 compared to $23.9 million in the first nine months of 2017. The decrease in direct selling, general, and administrative expenses as a percentage of net sales was primarily attributable to lower spend due to Structure to Win savings combined with lower spend due to other cost saving activities.

Beverages

	Nine Months Ended September 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$721.8	100.0%	$759.1	100.0%
Cost of sales	552.8	76.6	544.6	71.7
Gross profit	169.0	23.4	214.5	28.3
Freight out and commissions	26.7	3.7	28.3	3.8
Direct selling, general, and administrative	13.0	1.8	15.5	2.0
Direct operating income	$129.3	17.9%	$170.7	22.5%

Net sales in the Beverages segment decreased $37.3 million, or 4.9%, in the first nine months of 2018 compared to the first nine months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$759.1
SKU rationalization	(16.0)	(2.1)%
Volume/mix excluding SKU rationalization	(15.3)	(2.0)
Pricing	(6.0)	(0.8)
2018 Net sales	$721.8	(4.9)%

Net sales decreased from 2017 to 2018 primarily due to the ongoing efforts to simplify and rationalize low margin SKUs, unfavorable volume/mix related to a labor dispute at one of our Beverage plants and competitive pressure in the single serve beverage category. Pricing was also unfavorable due to competitive pressure.

Gross profit as a percentage of net sales decreased 4.9 percentage points, from 28.3% in the first nine months of 2017 to 23.4% in the first nine months of 2018, primarily due to higher operating costs (creamers), higher commodity costs (primarily oils), and unfavorable pricing due to competitive pressure.
Freight out and commissions paid to independent sales brokers was $26.7 million in the first nine months of 2018, compared to $28.3 million in the first nine months of 2017. Freight out and commissions as a percentage of net sales decreased 0.1 percentage points from the first nine months of 2017 due to improvements in logistics efficiency partially offset by freight cost inflation.
Direct selling, general, and administrative expenses were $13.0 million in the first nine months of 2018 and $15.5 million in the first nine months of 2017. The decrease in direct selling, general, and administrative expenses as a percent of net sales was primarily attributable to lower spend due to Structure to Win savings combined with lower spend due to other cost saving activities.

Condiments

	Nine Months Ended September 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$968.4	100.0%	$988.8	100.0%
Cost of sales	795.6	82.2	824.5	83.4
Gross profit	172.8	17.8	164.3	16.6
Freight out and commissions	44.8	4.6	42.2	4.3
Direct selling, general, and administrative	15.3	1.6	19.9	2.0
Direct operating income	$112.7	11.6%	$102.2	10.3%

Net sales in the Condiments segment decreased $20.4 million, or 2.1%, in the first nine months of 2018 compared to the first nine months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$988.8
SKU rationalization	(45.7)	(4.7)%
Volume/mix excluding SKU rationalization	2.4	0.2
Pricing	20.3	2.1
Foreign currency	2.6	0.3
2018 Net sales	$968.4	(2.1)%

Net sales decreased from 2017 to 2018 due to the ongoing efforts to simplify and rationalize low margin SKUs. The decline was partially offset by favorable pricing driven by commodity and freight inflation, favorable volume/mix excluding SKU rationalization and favorable foreign currency.
Gross profit as a percentage of net sales increased 1.2 percentage points, from 16.6% in the first nine months of 2017 to 17.8% in the first nine months of 2018, primarily due to favorable pricing and lower costs resulting from a LIFO liquidation.
Freight out and commissions paid to independent sales brokers was $44.8 million in the first nine months of 2018, compared to $42.2 million in the first nine months of 2017. Freight and commissions as a percentage of net sales increased 0.3 percentage points from the first nine months of 2017 primarily due to freight cost inflation.
Direct selling, general, and administrative expenses were $15.3 million in the first nine months of 2018 and $19.9 million in the first nine months of 2017. The decrease in direct selling, general, and administrative expenses as a percent of net sales was primarily attributable to lower spend due to Structure to Win savings combined with lower spend due to other cost saving activities.

Meals

	Nine Months Ended September 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$777.2	100.0%	$897.0	100.0%
Cost of sales	633.5	81.5	735.6	82.0
Gross profit	143.7	18.5	161.4	18.0
Freight out and commissions	34.9	4.5	39.2	4.4
Direct selling, general, and administrative	20.7	2.7	22.3	2.5
Direct operating income	$88.1	11.3%	$99.9	11.1%

Net sales in the Meals segment decreased $119.8 million, or 13.4%, in the first nine months of 2018 compared to the first nine months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$897.0
SKU rationalization	(17.9)	(2.0)%
Volume/mix excluding SKU rationalization	(59.6)	(6.6)
Pricing	19.9	2.2
Divestitures	(62.2)	(7.0)
2018 Net sales	$777.2	(13.4)%

Net sales decreased from 2017 to 2018 primarily due to unfavorable volume/mix from competitive pressure (principally in the pasta, ready-to-eat cereal, and dry dinner categories), the divestiture of the McCann's and SIF businesses, and the ongoing efforts to simplify and rationalize low margin SKUs, partially offset by favorable pricing driven by commodity and freight inflation.
Gross profit as a percentage of net sales increased 0.5 percentage points, from 18.0% in the first nine months of 2017 to 18.5% in the first nine months of 2018, primarily due to lower operating costs from plant closure and supply chain optimization activities and favorable pricing net of commodity cost inflation (durum, flour, and packaging).
Freight out and commissions paid to independent sales brokers was $34.9 million in the first nine months of 2018, compared to $39.2 million in the first nine months of 2017. Freight and commissions as a percentage of net sales increased 0.1 percentage points from the first nine months of 2017 due to freight cost inflation.
Direct selling, general, and administrative expenses were $20.7 million in the first nine months of 2018 compared to $22.3 million in the first nine months of 2017. Direct selling, general, and administrative expenses as a percentage of net sales increased compared to prior year primarily due to advertising investments in the pasta category.

Snacks

	Nine Months Ended September 30,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$865.7	100.0%	$940.2	100.0%
Cost of sales	823.9	95.2	874.8	93.0
Gross profit	41.8	4.8	65.4	7.0
Freight out and commissions	23.1	2.7	22.2	2.4
Direct selling, general, and administrative	11.5	1.3	18.8	2.0
Direct operating income	$7.2	0.8%	$24.4	2.6%

Net sales in the Snacks segment decreased $74.5 million, or 7.9%, in the first nine months of 2018 compared to the first nine months of 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net sales	$940.2
SKU rationalization	(43.4)	(4.6)%
Volume/mix excluding SKU rationalization	(42.0)	(4.5)
Pricing	10.9	1.2
2018 Net sales	$865.7	(7.9)%

Net sales decreased from 2017 to 2018 primarily due to the ongoing efforts to simplify and rationalize low margin SKUs, lost distribution due to competitive pressure in the snack nuts and trail mix category, and business interruption in the third quarter resulting from hurricane activity, partially offset by favorable pricing driven by commodity and freight inflation.
Gross profit as a percentage of net sales decreased 2.2 percentage points, from 7.0% in the first nine months of 2017 to 4.8% in the first nine months of 2018, primarily due to unfavorable mix and higher operating costs (plant performance and hurricane related), partially offset by favorable pricing.
Freight out and commissions paid to independent sales brokers increased to $23.1 million in the first nine months of 2018, compared to $22.2 million in the first nine months of 2017.  Freight and commissions as a percentage of net sales increased 0.3 percentage points from the first nine months of 2017 due to freight cost inflation.

Direct selling, general, and administrative expenses were $11.5 million in the first nine months of 2018 compared to $18.8 million in the first nine months of 2017. The decrease in direct selling, general, and administrative expenses as a percent of net sales was primarily attributable to lower spend due to Structure to Win savings combined with lower spend due to other cost saving activities.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company generates substantial cash flow from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis including the repurchase of common stock and senior debt. If additional borrowings are needed, approximately $720 million was available under the Revolving Credit Facility as of September 30, 2018. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities	$270.5	$263.4
Investing activities	(98.7)	(95.6)
Financing activities	(250.8)	(98.7)

Operating Activities

Our cash provided by operations was $270.5 million in the first nine months of 2018 compared to $263.4 million in the first nine months of 2017, an increase of $7.1 million. The increase is mostly attributable to improved working capital, partially offset by lower earnings year-over-year. Working capital management is focused around extending vendor payment terms, managing inventory, and driving faster collection of receivables. In the fourth quarter of 2017, the Company entered into an agreement (the “Receivables Sales Agreement”) to sell, on a revolving basis, certain trade receivable balances to an unrelated institution. The agreement allows us to sell our accounts receivable to increase operating cash flow, while reducing the cost of borrowing on the Revolving Credit Facility (as defined below under “Sources of Capital”), net working capital, and interest expense. The agreement provides for the periodic sale of certain receivables on a revolving basis with a minimum funding of at least $0.5 million on each sale. As of September 30, 2018, we had $200.0 million of outstanding accounts receivable sold under this program.  As of September 28, 2018, we have the ability to sell up to $300.0 million at any point in time under this program. See Note 4 to the Condensed Consolidated Financial Statements for more information regarding the Receivables Sales Agreement. The Company uses cash provided by operating activities to pay down debt, repurchase senior public debt, and fund investments in property, plant, and equipment.

Investing Activities

Cash used in investing activities was $98.7 million in the first nine months of 2018 compared to $95.6 million in the first nine months of 2017, an increase in cash used of $3.1 million.  During the first nine months of 2018, capital expenditures were higher compared to the first nine months of 2017, partially offset by increased proceeds from divestitures.
We expect capital spending programs to be approximately $190 million in 2018. Capital spending in 2018 is focused on TreeHouse 2020 initiatives, the continued implementation of an Enterprise Resource Planning system, food safety, quality, productivity improvements, and routine equipment upgrades or replacements at our plants.
Financing Activities

Net cash used in financing activities was $250.8 million in the first nine months of 2018 compared to $98.7 million in the first nine months of 2017, an increase in cash used of $152.1 million. The increase is primarily attributable to repurchases of the 2022 Notes and 2024 Notes (refer to Note 8) and common stock repurchases, partially offset by reduced net loan activity under the Revolver during the first nine months of 2018.  The Company reduced net debt by approximately $122 million since December 31, 2017, consistent with our objective of using available cash to pay down outstanding debt.
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

The following table reconciles cash flow provided by operating activities (a GAAP measure) to our free cash flow (a Non-GAAP measure).

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Cash flow provided by operating activities	$270.5	$263.4
Less: Capital expenditures	(133.1)	(121.1)
Free cash flow	$137.4	$142.3
For the nine months ended September 30, 2018, we generated free cash flow of $137.4 million.  Free cash flow in 2018 decreased $4.9 million over the prior year primarily due to higher capital expenditures during the first nine months of 2018.
Other
The earnings of our Canadian and Italian operations generate a portion of the Company’s cash. As of September 30, 2018, there was $52.6 million of cash and cash equivalents held by our foreign subsidiaries. The U.S. Tax Cuts and Jobs Act (the “Tax Act”) imposes a one-time transition tax on cumulative foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions.  As earnings in foreign jurisdictions are now available for distribution to the U.S. without incremental U.S. taxes, the Company no longer considers these earnings as permanently reinvested outside the U.S.
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
Debt Obligations
At September 30, 2018, we had $495.0 million outstanding under Term Loan A, $891.0 million outstanding under Term Loan A-1, $375.9 million of the 2022 Notes outstanding, $602.9 million of the 2024 Notes outstanding, and $2.6 million of other obligations. In addition, at September 30, 2018, there were $30.4 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at September 30, 2018, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $719.6 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended September 30, 2018 averaged 3.71%. Including the interest rate swap agreements in effect as of September 30, 2018, the average rate decreases to 3.28%.

We are in compliance with all applicable financial debt covenants as of September 30, 2018. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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
Adjusted Diluted Earnings Per Share, Adjusting for Certain Items Affecting Comparability
Adjusted earnings per fully diluted share (“Adjusted Diluted EPS”) reflects adjustments to GAAP earnings per fully diluted share to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, or restructuring programs, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation for management, or in determining earnings estimates.
The reconciliation of Adjusted Diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Diluted earnings (loss) per share per GAAP	$0.10	$0.50	$(0.87)	$0.40
Restructuring programs	0.80	0.35	2.37	0.68
CEO transition costs	—	—	0.23	—
Mark-to-market adjustments	(0.07)	(0.03)	(0.10)	0.01
Foreign currency (gain) loss on re-measurement of intercompany notes	(0.02)	(0.07)	0.03	(0.13)
Product recall reimbursement	—	(0.06)	—	(0.15)
Acquisition, integration, divestiture, and related costs	(0.17)	0.07	(0.15)	1.71
Debt amendment and repurchase activity	0.03	—	0.12	—
Tax indemnification	0.12	—	0.14	—
Plant restoration	0.08	—	0.08	—
Taxes on adjusting items	(0.25)	(0.09)	(0.69)	(0.73)
Dilutive impact of shares [1]	—	—	0.01	—
Adjusted diluted EPS	$0.62	$0.67	$1.17	$1.79

[1]
As reported results for the nine months ended September 30, 2018 reflect a loss; therefore, all equity awards were considered non-dilutive and excluded from the EPS calculation.  Adjusted amounts, however, reflect net income and equity awards are considered dilutive.  Accordingly, an adjustment is required to reflect total dilutive shares of 56.8 million compared to basic shares of 56.4 million.

During the three and nine months ended September 30, 2018 and 2017, the Company entered into transactions that affected the year-over-year comparison of its financial results that included restructuring programs, CEO transition costs, mark-to-market adjustments, foreign currency (gain) loss on re-measurement of intercompany notes, product recall reimbursement, acquisition, integration, divestiture, and related costs, debt amendment and repurchase activity, tax indemnification, plant restoration, and the related tax impact of these items.
As the Company continues to grow, consolidation, restructuring, and margin improvement activities are necessary. During the third quarter of 2018, the Company incurred approximately $45.5 million in costs versus $20.7 million last year.  For the nine months ended September 30, 2018 and 2017, the Company incurred restructuring program costs of approximately $134.7 million and $39.5 million, respectively. Refer to Note 2 for additional details.

The CEO transition cost line primarily relates to accelerated stock-based compensation and modification accounting related to the transition of Chief Executive Officers. Refer to Note 11 for additional details.
The Company’s derivative contracts are marked-to-market each period with the changes being recorded in the Condensed Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized. Refer to Note 16 for additional details.
The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $1.4 million in the third quarter of 2018 versus foreign currency gains of $4.2 million in the prior year to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.
The product recall reimbursement line primarily represents insurance proceeds related to an announced voluntary recall of products that may have been impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier. Product was distributed nationwide through retail stores. TreeHouse initiated the voluntary recall as a cautionary measure to protect public health. Related costs include, but are not limited to, customer fees, customer reimbursements, inventory write-offs, and other costs to manage the recall. The Company expects to be reimbursed for these costs and will exclude any gains from adjusted earnings in the period in which the proceeds are received, consistent with the Company’s exclusion from adjusted earnings of the costs incurred in 2016. In each of February 2017 and August 2017, the Company received a $4.0 million reimbursement ($8.0 million combined) and has included it in this line. Other product recalls during the first nine months of 2018 and 2017 were insignificant.
The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential acquisitions, the related integration of the acquisitions, and divestitures. Gains incurred in the first nine months of 2018 primarily related to divestiture activity and transition services agreement (“TSA”) revenue related to the SIF divestiture, while costs incurred in the first nine months of 2017 primarily related to the divestiture of the SIF business in the second quarter. Costs associated with integrating businesses into the Company’s operations are also included in this line.
During the second quarter of 2018, the Company amended its Credit Agreement, resulting in third party costs to complete the transaction.  Also, during the nine months ended September 30, 2018, the Company completed the repurchase of certain of its outstanding debt.  This activity resulted in the write-off of a portion of deferred financing costs as well as a loss on debt extinguishment.
The tax indemnification line represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years.  These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.
During the three months ended September 30, 2018 the Company incurred $4.7 million in restoration costs related to a temporary shutdown at our Snacks plant in Robersonville, NC. The shutdown and related expenses were necessary to maintain and improve the quality, safety and performance of our equipment and processes. The facility is again fully operational and no additional expenses are anticipated.
The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying non-GAAP adjustments. This item also includes the release of tax reserves due to the statute of limitation lapses, which is a direct offset to the impact of the write–off of indemnification assets as discussed above.
Adjusted Net Income, Adjusted EBIT, and Adjusted EBITDAS, Adjusting for Certain Items Affecting Comparability
Adjusted net income represents GAAP net income (loss) as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS metric outlined above.
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
The following table reconciles the Company’s net income (loss) as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income, Adjusted EBIT, and Adjusted EBITDAS for the three and nine months ended September 30, 2018 and 2017:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
		(unaudited in millions)
Net income (loss) per GAAP		$5.4	$28.8	$(48.8)	$22.8
Restructuring programs	(1)	45.5	20.7	134.7	39.5
CEO transition costs	(2)	—	—	13.0	—
Mark-to-market adjustments	(3)	(3.8)	(1.9)	(5.8)	0.6
Foreign currency (gain) loss on re-measurement of intercompany notes	(4)	(1.4)	(4.2)	1.9	(7.6)
Product recall reimbursement	(5)	—	(3.2)	—	(8.4)
Acquisition, integration, divestiture, and related costs	(6)	(9.9)	3.8	(8.9)	98.5
Debt amendment and repurchase activity	(7)	1.8	—	6.8	—
Tax indemnification	(8)	6.7	—	7.9	—
Plant restoration	(9)	4.7	—	4.7	—
Less: Taxes on adjusting items		(13.9)	(5.1)	(39.3)	(42.0)
Adjusted net income		35.1	38.9	66.2	103.4
Interest expense		27.1	31.4	85.2	92.9
Interest income		(1.3)	(0.4)	(3.8)	(3.5)
Income tax (benefit) expense		(5.2)	1.3	(21.1)	(9.0)
Add: Taxes on adjusting items		13.9	5.1	39.3	42.0
Adjusted EBIT		69.6	76.3	165.8	225.8
Depreciation and amortization	(10)	58.0	65.1	174.5	199.6
Stock-based compensation expense	(11)	4.9	6.6	18.0	25.2
Adjusted EBITDAS		$132.5	$148.0	$358.3	$450.6

		Location in Condensed	Three Months Ended September 30,		Nine Months Ended September 30,
		Consolidated Statements of Operations	2018	2017	2018	2017
			(unaudited in millions)
(1)	Restructuring programs	Other operating expense, net	$37.3	$10.5	$112.6	$26.0
		Cost of sales	7.2	10.2	18.8	13.5
		General and administrative	1.0	—	3.3	—
(2)	CEO transition costs	General and administrative	—	—	13.0	—
(3)	Mark-to-market adjustments	Other expense (income), net	(3.8)	(1.9)	(5.8)	0.6
(4)	Foreign currency (gain) loss on re-measurement of intercompany notes	Loss (income) on foreign currency exchange	(1.4)	(4.2)	1.9	(7.6)
(5)	Product recall reimbursement	Net sales	—	(1.7)	—	(5.5)
		Cost of sales	—	(1.5)	—	(2.9)
(6)	Acquisition, integration, divestiture, and related costs	General and administrative	4.1	3.4	4.8	12.7
		Other operating expense, net	(14.0)	0.6	(13.7)	85.8

		Other expense (income), net	—	(0.2)	—	—
(7)	Debt amendment and repurchase activity	General and administrative	—	—	0.2	—
		Other expense (income), net	1.1	—	4.2	—
		Interest expense	0.7	—	2.4	—
(8)	Tax indemnification	Other expense (income), net	6.7	—	7.9	—
(9)	Plant restoration	Cost of sales	4.7	—	4.7	—
(10)	Accelerated depreciation	Cost of sales	5.8	9.1	15.9	13.3
		General and administrative	1.0	—	3.3	0.3
(11)	Stock-based compensation expense included as an adjusting item	General and administrative	0.1	—	10.2	—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 16 for additional information regarding these derivative instruments.

Refer to Item 7A within the Company's 2017 Annual Report on Form 10-K. Other than the changes noted below, there have been no material changes in the Company's market risk as of September 30, 2018.

In February of 2018, the Company entered into an additional $1,625 million of staggered long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base.

We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of September 30, 2018. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we expect to pay with respect to our Amended and Restated Credit Agreement, which is tied to variable market rates. Based on our outstanding debt balance of $1,386.0 million under the Amended and Restated Credit Agreement at September 30, 2018 and adjusting for the impact of the $875 million in interest rate swap agreements (in effect as of September 30, 2018) that have a fixed interest rate base, each 1% rise in the LIBOR rate would increase our annual interest expense by approximately $5.1 million.

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

As of September 30, 2018, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to systems and processes to improve such controls and increase efficiency, while ensuring that an effective internal control environment is maintained. In connection with the Company’s restructuring programs, during the quarter ended September 30, 2018, the Company began centralizing certain accounting functions within a shared service center. This initiative is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to this initiative, the Company has and will continue to align and streamline the design and operation of its financial control environment.

Other than as described in the preceeding paragraph, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Treehouse Foods, Inc. and subsidiaries (the "Company") as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2018 and 2017, and of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

November 1, 2018

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
Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, describing the nature of the case and issues involved, as well as setting forth a proposed discovery and briefing schedule for the Court’s consideration.  On July 13, 2018, lead plaintiff filed a motion to certify the class, and defendants filed their response in opposition to the motion to certify the class on October 8, 2018. The motion to certify remains pending before the Court. The next status hearing is scheduled for December 20, 2018.
Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties.  On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018.  The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively.
In Lavin, the parties filed a joint status report on the progress of the related litigation on October 26, 2017. The Lavin parties also filed additional status reports with the Court on March 12, 2018 and June 19, 2018.
There is no set status date in Lavin at this time. The next status date in Wells is set for January 7, 2019.
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
The following table presents the total number of shares of common stock purchased during the third quarter of 2018, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program
		(in millions)	(in millions)	(in millions)
July 1 through July 31, 2018	$52.72	0.1	0.1	$337.6
August 1 through August 31, 2018	47.68	0.1	0.1	333.4
September 1 through September 30, 2018	52.79	0.1	0.1	329.1
For the Quarter Ended September 30, 2018	$50.96	0.3	0.3	$329.1

For the three months ended September 30, 2018, the Company repurchased approximately 0.3 million shares of common stock for a total of $12.6 million.

Item 6. Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges.

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Matthew J. Foulston
Matthew J. Foulston
Executive Vice President and Chief Financial Officer

November 1, 2018