Form 10-K
period 2018-12-31
TreeHouse Foods, Inc.
filed 2019-02-14
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 29, 2018, based on the $52.51 per share closing price on the New York Stock Exchange on such date, was approximately $2,903.4 million. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.
The number of shares of the registrant’s common stock outstanding as of January 31, 2019 was 55,988,420.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 2019 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate”, “project”, “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer consolidation; raw material and commodity costs; competition, and our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; and labor strikes or work stoppages and other risks that are described Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).
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
We are a consumer packaged food and beverage manufacturer operating over 40 manufacturing facilities across the United States, Canada, and Italy servicing primarily retail grocery and food away from home customers. We manufacture a variety of shelf stable, refrigerated, fresh, and frozen products. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories.
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
Our reportable segments, and the principal products that comprise each segment, are as follows:

Net sales are relatively evenly distributed across segments:
See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to the Consolidated Financial Statements for financial information by segment.
We operate our business as Bay Valley Foods, LLC ("Bay Valley"), Sturm Foods, Inc., S.T. Specialty Foods, Inc., Cains Foods, Inc., Associated Brands, Inc., Protenergy Natural Foods, Inc., Flagstone Foods, Inc., TreeHouse Private Brands, Inc., American Italian Pasta Company, Nutcracker Brands, Inc., Linette Quality Chocolates, Inc., Ralcorp Frozen Bakery Products, Inc., Cottage Bakery, Inc., and The Carriage House Companies, Inc. in the United States, E.D. Smith Foods, Ltd., Associated Brands, Inc., Protenergy Natural Foods Corporation, BFG Canada Ltd., and Western Waffles Corp. in Canada, and Pasta Lensi, S.r.l. in Italy. Bay Valley is a Delaware limited liability company, and a 100% owned subsidiary of TreeHouse. All operating units are directly or indirectly 100% owned subsidiaries of Bay Valley.
Significant Divestitures and Acquisitions
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
We sell our products to a diverse customer base, including the leading grocery retailers and foodservice operators in the United States and Canada, and also a variety of customers that purchase bulk products for industrial food applications. We currently supply more than 1,000 total customers in North America, including over 50 of the 75 largest non-convenience food retailers.
A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2018, our ten largest customers accounted for approximately 59.0% of our consolidated net sales. For the years ended December 31, 2018, 2017 and 2016, our largest customer, Walmart Inc. and its affiliates, accounted for approximately 22.2%, 22.0%, and 18.7%, respectively, of our consolidated net sales. Costco Wholesale Corporation accounted for approximately 10.3% of consolidated net sales in 2017, with less than 10% in 2018 and 2016. No other customer accounted for 10% or more of the Company’s consolidated net sales. Total trade receivables with Walmart Inc. and affiliates represented less than 10.0% and 21.8% of our total trade receivables as of December 31, 2018 and 2017, respectively, when taking into account those receivables sold under our Receivables Sales Agreement (refer to Note 6 for more information). Total trade receivables with Aldi represented approximately 12.0% and 12.2% of our total trade receivables as of December 31, 2018 and 2017, respectively. Total trade receivables with Costco represented approximately 6.4% of our total trade receivables as of December 31, 2017. The Company had revenues from customers outside of the United States of approximately 9.0%, 8.8%, and 8.7% of total consolidated net sales in 2018, 2017, and 2016, respectively, with 6.9%, 6.8%, and 6.9% from Canada in 2018, 2017, and 2016, respectively. Sales are determined based on the customer destination where the products are shipped.
Backlog
We generally ship our products from inventory upon receipt of a customer order. Sales order backlog is not material to our business.
Competition
Our business faces intense competition from large branded manufacturers and highly competitive private label and foodservice manufacturers. In some instances, large branded companies manufacture private label products. The industries in which we compete are expected to remain highly competitive for the foreseeable future. Our customers do not typically commit to buy predetermined amounts of products, and many retailers utilize bidding procedures to select vendors.
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
Seasonality
In the aggregate, our sales are generally weighted slightly toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, hot cereal, saltine and entertainment crackers, in-store bakery items, refrigerated dough products, and certain pasta products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of broth and snack nuts are generally higher in the fourth quarter. Warmer weather products such as dressings, pickles, and condiments typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the first and third quarters due to inventory builds, while cash flow is highest in the second and fourth quarters following the seasonality of our sales.
Raw Materials and Supplies
Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, nuts (almonds, cashews, peanuts, and pecans), oats, palm oil, peppers, rice, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). These ingredients are generally purchased under supply contracts. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, fuel prices, energy costs, labor disputes, transportation delays, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are cartons, composite cans, corrugated containers, glass, metal cans, metal closures, and plastic. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.
For additional discussion of the risks associated with the raw materials used in our operations, see Part 1, Item 1A – Risk Factors and Item 7 - Known Trends and Uncertainties.
Working Capital
Our short-term financing needs are primarily for financing working capital and are generally highest in the first and third quarters as inventory levels increase relative to other quarters, due to the seasonal nature of our business. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the first and third quarters, while cash flow is highest in the second and fourth quarters following the seasonality of our sales.
Employees
As of December 31, 2018, our work force consisted of approximately 12,700 full-time employees, with 10,600 in the United States, 2,000 in Canada, and 100 in Italy.
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
Executive Officers as of February 14, 2019

Executive Officer	Age	Title
Steven Oakland	57	Chief Executive Officer and President since March 2018.
Matthew J. Foulston	54	Executive Vice President and Chief Financial Officer since December 2016.
Thomas E. O'Neill	63	Executive Vice President since July 2011. General Counsel, Chief Administrative Officer and Corporate Secretary since January 2005.
Lori G. Roberts	58	Senior Vice President, Human Resources since January 2015. Senior Vice President, Chief Human Resources Officer since January 2019.
C. Shay Braun	51	Senior Vice President, Chief Operations Officer since January 2019.
Triona C. Schmelter	49	Senior Vice President, Division President, Meal Solutions since January 2019 (1).
Mark A. Fleming	48	Senior Vice President, Division President, Baked Goods since January 2019.
Maurice "Moe" Alkemade	51	Senior Vice President, Division President, Beverages since January 2019.
Chris C. Wilkins	47	Senior Vice President, Division President, Snacks since January 2019.
(1) Refer to Note 21 to the Consolidated Financial Statements in this report for additional information regarding a change in organizational structure beginning in the first quarter of 2019.
Available Information
We make available, free of charge, through the “Investor Relations—SEC Filings” link on our Internet website at www.treehousefoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use our Internet website, through the “Investor Relations” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We are not, however, including the information contained on our website, or information that may be accessed through links to our website, as part of, or incorporating such information by reference into, this Form 10-K. Copies of any materials the Company files with the SEC can be obtained free of charge through the SEC’s website at http://www.sec.gov or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330.

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

On August 3, 2017, the Company announced the TreeHouse 2020 restructuring program, which is a comprehensive strategic blueprint intended to accelerate long-term growth through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance. The plan targets a 300 basis point operating margin improvement by the end of 2020 through a comprehensive program of category and customer portfolio management, as well as manufacturing and supply chain optimization. This program began in 2017 and will be executed through 2020.  In 2017, the Company announced the closure of the Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  In the first quarter of 2018, the Company announced the closure of the Company’s Visalia, California and Battle Creek, Michigan facilities. During the third quarter of 2018, the Company announced the closure of its Omaha, Nebraska office. TreeHouse 2020 could result, from time to time, in significant financial charges for the impairment of assets, including goodwill and other intangible assets. The calculation of anticipated charges, as well as cost savings and other benefits, resulting from our corporate restructuring are based on estimates and assumptions which are subject to uncertainties. If any of our estimates or assumptions prove to be inaccurate, we may incur greater than expected charges, which could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2018, we had $2,321.3 million of outstanding indebtedness, including a $488.8 million term loan (“Term Loan A”) maturing on January 31, 2025, a $851.2 million term loan (“Term Loan A-1” and, together with Term Loan A, the “Term Loans”) maturing on February 1, 2023, $375.9 million of 4.875% notes due March 15, 2022 (the “2022 Notes”), $602.9 million of 6.0% notes due February 15, 2024 (the “2024 Notes”), and $2.5 million of capital lease obligations and other debt. The Revolving Credit Facility (as defined in Note 12) and the Term Loans are known collectively as the “Credit Agreement.” If new debt is added to our current debt levels, the risks described herein would increase. The degree to which we are leveraged could have adverse consequences to us, limiting management's choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

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

As of December 31, 2018, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $1,340.0 million, based on the outstanding debt balance of our Credit Agreement. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could materially reduce our profitability and cash flows. Certain of our variable rate debt currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in a change in the cost of our variable rate debt. In June 2016, we entered into $500.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR rate base, beginning on January 31, 2017 and ending on

February 28, 2020. In February 2018, we entered into an additional $1,625.0 million of staggered long-term interest rate swap agreements to lock into a fixed LIBOR base rate. As of December 31, 2018, each one percentage point change in LIBOR rates would result in an approximate $4.7 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the $875 million in interest rate swap agreements that were effective in 2018.

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

Some customer buying decisions are based on a periodic bidding process in which the successful bidder is reasonably assured the selling of its selected product to the food retailer, super center, mass merchandiser, or foodservice distributors, until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price point. Either of these outcomes may adversely affect our results of operations. Additionally, competition can impact our ability to pass on increased costs or otherwise increase prices.

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

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2018, our ten largest customers accounted for approximately 59.0% of our consolidated net sales. For the year ended December 31, 2018, our largest customer, Walmart Inc. and its affiliates, accounted for approximately 22.2% of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. These customers typically do not enter into written contracts with fixed purchase commitments, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations, and financial condition.

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

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation shortages and interruptions, natural disasters, sustainability issues or other catastrophic events. While individual input cost changes varied throughout the year, with certain costs increasing and others decreasing, input costs were in the aggregate unfavorable in 2018 compared to 2017. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

As a result of changes to U.S. administrative policy, among other possible changes, there may be changes to existing trade agreements, such as the North American Free Trade Agreement (“NAFTA”) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”), which is subject to approval by the United States, Mexico and Canada. It remains unclear what the U.S. administration or foreign governments, including Canada, will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. Any changes to NAFTA could impact our operations. A trade war or changes in U.S. political, regulatory and economic conditions or laws and policies governing U.S. tax laws and foreign trade in countries where we or our customers operate, in particular Canada and Italy, could adversely affect our operating results and our business.

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The enacted federal income tax law contains significant changes to corporate taxation, including, but not limited to, a reduction of the corporate tax rate to 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, and elimination of U.S. tax on foreign earnings (subject to certain important exceptions), which are effective for tax years beginning after December 31, 2017. See Note 11 to the Consolidated Financial Statements for more information regarding the impact of the law change to U.S. federal income taxes. Ambiguities and uncertainties remain around certain provisions of the Tax Act due to the absence of current guidance from the IRS. Similarly, state governments and their taxing authorities continue to enact laws and issue guidance as to whether and how they intend to conform with the Tax Act. We used reasonable interpretations and assumptions about these provisions in our determination of the Tax Act’s impact to the Company. Subsequent guidance or technical corrections related to the Tax Act may be issued and could materially impact the Company’s income taxes and financial position.

If we are unable to attract, hire or retain key employees or a highly skilled and diverse global workforce, it could have an adverse impact on our business, financial condition and results of operations.

The competitive environment requires us to attract, hire, retain and develop key employees, including our executive officers and senior management team, and maintain a highly skilled and diverse global workforce. We compete to attract and hire highly skilled employees and our own employees are highly sought after by our competitors and other companies. Competition could cause us to lose talented employees, and unplanned turnover could deplete our institutional knowledge and result in increased costs due to increased competition for employees.

Our business operations could be disrupted if our information technology systems fail to perform adequately or are breached.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems, including the internet, to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. These information technology systems, some of which are dependent on services provided by third parties, may be susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, and other cybersecurity risks, telecommunication failures, user errors, employee error or malfeasance, catastrophic events, natural disasters, fire or other factors. If we are unable to prevent or adequately respond to and resolve these breaches, disruptions or failures, our business may be disrupted, and we may suffer other adverse consequences such as data loss, financial or reputational damage or penalties, legal claims or proceedings, remediation costs, or the loss of sales or customers.

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
We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin; Omaha, Nebraska (1); St. Louis, Missouri (2); and Winona, Ontario, Canada. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. See Note 3 to the Consolidated Financial Statements for information regarding restructuring programs including facility closures. The following chart lists the location and principal products produced (by segment) at our production facilities at December 31, 2018:

Baked Goods:
Lodi, California (In-store bakery)	Brantford, Ontario, Canada (Frozen griddle)	Georgetown, Ontario, Canada (Crackers)	Kitchener, Ontario, Canada (Crackers)
Visalia, California (3) (Pretzels)	Forest Park, Georgia (Refrigerated dough)	South Beloit, Illinois (Cookies)	Princeton, Kentucky (Crackers)
Fridley, Minnesota (In-store bakery)	Tonawanda, New York (Cookies)	Hanover, Pennsylvania (Pretzels)	Lancaster, Pennsylvania (Pretzels)
Womelsdorf, Pennsylvania (Candy)	Carrollton, Texas (Refrigerated dough)	Milwaukee, Wisconsin (Pita chips)	Ogden, Utah* (In-store bakery)

Beverages:
Delta, British Columbia, Canada* (Specialty tea)	Richmond Hill, Ontario, Canada* (Broths and gravies)	Pecatonica, Illinois (Non-dairy powdered creamer)	New Hampton, Iowa (Non-dairy powdered creamer)
Cambridge, Maryland* (Broths and gravies)	Wayland, Michigan (Non-dairy powdered creamer)	Manawa, Wisconsin (5) (Beverages)	Medina, New York (5) (Beverages, and beverage enhancers)

Condiments:
Winona, Ontario, Canada (Jams, pies fillings, and specialty sauces)	Atlanta, Georgia (Dressings, sauces, and dips)	Chicago, Illinois (Refrigerated foodservice pickles)	Dixon, Illinois (Aseptic cheese sauces, puddings, and gravies)
Buckner, Kentucky (Syrups, mayonnaise, preserves, jams, barbeque, and other sauces)	Faison, North Carolina (Pickles, peppers, relish, and sauces)	North East, Pennsylvania (Salad dressings and mayonnaise)	San Antonio, Texas (Mexican sauces)
Green Bay, Wisconsin (Pickles, peppers, relish, and sauces)

Meals:
Tolleson, Arizona (Dry pasta)	Cedar Rapids, Iowa (Hot cereal)	Fara Gera d'Adda, Bergamo, Italy* (Dry pasta)	Verolanuova, Brescia, Italy (Dry pasta)
Battle Creek, Michigan (4) (Ready-to-eat-cereal)	Excelsior Springs, Missouri (Dry pasta)	Sparks, Nevada (Ready-to-eat-cereal)	Medina, New York (5) (Dry dinners and dry soup)
Lancaster, Ohio (Ready-to-eat-cereal)	Columbia, South Carolina (Dry pasta)	Kenosha, Wisconsin (Macaroni and cheese and skillet dinners)	Manawa, Wisconsin (5) (Hot cereal)

Snacks:
Dothan, Alabama* (Snack nuts, trail mix)	Lakeville, Minnesota (Bars, fruit snacks)	Minneapolis, Minnesota (Snack nuts, trail mix)	Robersonville, North Carolina* (Snack nuts, trail mix)
El Paso, Texas* (Snack nuts, trail mix)
*The Company leases these facilities.

(1)	On July 18, 2018, the Company announced the planned closure of this administrative office. See Note 3 to the Consolidated Financial Statements for more information.

(2)	On January 23, 2019, the Company announced the planned closure of this administrative office. See Note 3 to the Consolidated Financial Statements for more information.

(3)	On February 15, 2018, the Company announced the planned closure of this facility. See Note 3 to the Consolidated Financial Statements for more information.

(4)
On November 3, 2016, the Company announced the planned downsizing of this facility. On January 31, 2018, the Company announced the full closure of this facility. See Note 3 to the Consolidated Financial Statements for more information.

(5)	Production facility crosses multiple segments; principal products produced for each segment included within the above table.

Item 3.	Legal Proceedings

Information regarding legal proceedings is available in Note 19 to the Consolidated Financial Statements in this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “THS.”
On January 31, 2019, there were 2,214 shareholders of record of our common stock.
We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our board of directors (“Board of Directors”).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company was authorized to enter into an administrative repurchase plan for $50 million of the $400 million in fiscal 2018. The administrative repurchase plan expired as of December 31, 2018. The Company continues to have the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization. Any shares repurchased will be held as treasury stock.
The following table presents the total number of shares of common stock purchased during the fourth quarter of 2018, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program
		(in millions)
October 1 through October 31, 2018	$47.24	0.1	0.1	$324.9
November 1 through November 30, 2018	45.54	0.1	0.1	319.0
December 1 through December 31, 2018	50.99	0.1	0.1	316.7
For the Quarter Ended December 31, 2018	$47.05	0.3	0.3	$316.7

For the quarter ended December 31, 2018, the Company repurchased approximately 0.3 million shares of common stock for a total of $12.4 million.

Performance Graph
The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2013 through December 31, 2018. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P MidCap 400 Index and the Peer Group Index. Our Current Peer Group includes the following companies based on the similar nature of their business to ours: General Mills, Inc.; Kellogg Co.; Conagra Brands, Inc.; Post Holdings, Inc.; Campbell Soup Co.; McCormick & Co., Inc.; JM Smucker Co.; Cott Corp.; Lancaster Colony Corp.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; Snyder’s-Lance, Inc. (included through March 26, 2018 when it was acquired by Campbell Soup Co.); J&J Snack Foods Corp.; B&G Foods, Inc.; Farmer Bros. Co.; Dean Foods; and Pinnacle Foods, Inc. (included through October 25, 2018 when it was acquired by Conagra Brands, Inc). The graph assumes an investment of $100 on December 31, 2013 in each of TreeHouse Foods’ common stock, the stocks comprising the S&P MidCap 400 Index, and the Peer Group Index.

Comparison of Cumulative Total Return of $100 among TreeHouse Foods, Inc., S&P MidCap 400 Index, and the Peer Group Index

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
TreeHouse Foods, Inc.	100	$124.10	$113.84	$104.74	$71.76	$73.58
S&P MidCap 400 Index	100	109.77	107.38	129.65	150.71	134.01
Peer Group	100	108.88	125.22	141.05	139.03	117.44

Item 6.	Selected Financial Data
The following table provides selected financial data as of and for each of the five years in the period ended December 31, 2018. The selected financial data should be read in conjunction with Item 7, and our Consolidated Financial Statements and related Notes.

	Year Ended December 31,
	2018	2017	2016 (1)	2015	2014 (2)
	(in millions, except per share data)
Operating data:
Net sales	$5,812.1	$6,307.1	$6,175.1	$3,206.4	$2,946.1
Operating income (loss) (3)	67.9	(412.8)	(95.5)	241.3	219.3
Net (loss) income	(61.4)	(286.2)	(228.6)	114.9	89.9
Net (loss) earnings per basic share	$(1.10)	$(5.01)	$(4.10)	$2.67	$2.28
Net (loss) earnings per diluted share	$(1.10)	$(5.01)	$(4.10)	$2.63	$2.23
Weighted average shares -- basic	56.0	57.1	55.7	43.1	39.3
Weighted average shares -- diluted	56.0	57.1	55.7	43.7	40.2
Other data:
Balance sheet data (at end of period):
Total assets	$5,599.3	$5,779.3	$6,545.8	$3,702.8	$3,858.3
Long-term debt, excluding current portion	2,297.4	2,535.7	2,724.8	1,221.7	1,437.7
Other long-term liabilities	170.6	202.1	202.3	71.6	67.6
Total stockholders’ equity	2,141.9	2,263.3	2,503.3	1,854.9	1,759.3
Cash flow data:
Net cash provided by operating activities	$505.8	$506.0	$478.6	$290.6	$229.6
Capital expenditures	196.2	185.8	187.0	86.1	99.2

(1)	The Company acquired the Private Brands Business in 2016.

(2)	The Company acquired Protenergy and Flagstone in 2014.

(3)
Prior periods restated due to the adoption impact of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Refer to Note 2 for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are a consumer packaged food and beverage manufacturer operating over 40 facilities in the United States, Canada, and Italy that has a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative-free ingredients in many categories. We believe we are the largest manufacturer of private label snack nuts, trail mixes, refrigerated dough, crackers, pickles, salsa, non-dairy powdered creamer, ready-to-eat cereals, bouillon, and dry pasta in the United States, the largest manufacturer of private label pretzels, retail griddle items, powdered drink mixes, retail salad dressings, macaroni and cheese dinners, and instant hot cereals in both the United States and Canada, and the largest manufacturer of private label jams and pasta sauces in Canada, based on volume. We also believe we are one of the largest manufacturers of private label in-store bakery products, cookies, pitas, snack bars, table syrup, flavored syrup, barbeque sauce, preserves, and jellies in the United States, based on volume. We sell our products primarily to the retail grocery and food away from home channels. A majority of our sales are private label products.
According to independent market research studies, it is believed that nearly one in every five products sold in United States supermarkets is a private label product. Additionally, it is expected that private label market share will increase approximately 8% versus branded competitors over the next ten years. This increase is expected to be driven by retailers increasingly emphasizing private label products as a differentiator and margin builder, continued expansion of retailers which focus their business model on private label, and the continued emergence of e-commerce. In 2018, based on available industry data, private label products sold in the retail grocery channel in the United States compete with branded products on the basis of equivalent quality at a lower price. Based on available measured channel data, these private label products comprise the following approximate market share percentages of all products in their respective categories:
Private Label Market Share (1)

0%
5%
10%
15%
20%
25%
30%
35%
60%
Baked Goods
Griddle
Refrigerated Dough
Pretzels
In-Store Bakery
Cookies
Crackers
Beverages
Coffee Creamer
Other Blends
Protenergy
Powdered Beverages
Single Serve Beverage
Tea
Liquid Beverages
Condiments
Preserves
Syrup
Pickles
Cheese & Pudding
Pourables
Tomato-Based Sauces
Pasta Sauces
Spoonables
Sauces
Meals
Pasta
Hot Cereal
Dry Dinners
AB Meals (Bouillon)
RTE Cereal
Snacks
Trail Mix
Snack Nuts
Bars

(1) Private label share of total category based on measured channels.

We make high quality food beverages affordable to all. Our vision is to be the undisputed solutions leader for custom brands. Our mission is to create value as our customers’ preferred manufacturing and distribution partner, providing thought leadership, superior innovation and a relentless focus on execution. To achieve our mission we have developed a four point, customer centric enterprise strategy, as depicted graphically and explained further below:

•
Commercial Excellence. An unrelenting focus on the customer must be at the heart of everything we do. As private label continues to grow and evolve, our strategy is to be the solutions provider for our customers. To be a solutions provider, we must: understand our customers' needs and challenges; execute flawlessly; ensure products meet quality and safety standards and are competitively priced; and continue to innovate. As a result, we have started the process of centralizing our go-to-market approach to be more retailer-friendly and to provide better service to the customer. We believe that our revised go-to-market platform will lead us to stronger and more valuable partnerships with our customers.

•
Operational Excellence. We strive to be the supplier of choice and a world-class partner to our customers, a great investment to our shareholders, and a great place to work for our employees. We are working to build a high performance culture, as we communicate and engage our people with common metrics and build a continuous improvement mindset whereby the status quo is challenged. As we engage, educate and enable our employees, we are building a winning mindset rooted in the new TreeHouse mission, vision and purpose. In conjunction with this tenet of our strategy, we continue to progress in our rollout of a standardized management operating system across our manufacturing facilities ("TMOS"). Through December 31, 2018, we completed full implementations of TMOS in 14 plants. We expect all of North America to be completed by year-end 2020. We also continue to work to optimize our plant and line network to simplify and streamline operations.

•
Optimized Portfolio. We will periodically review our portfolio in an attempt to identify areas of optimization. As part of this review, we may identify specific businesses (typically lower growth and lower margin) which may be better served by a fundamental change in tactics, strategy, or ownership. Optimizing the portfolio will allow us to focus our resources on fewer business in order to drive improved results and future cash generation.

•
People & Talent. We are working to build a performance-based culture. We will be disciplined in our approach to building this culture, by communicating clear goals and fostering decision ownership. Our goal is to align and incentivize our people and celebrate our successes together.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the years ended December 31, 2018, 2017, and 2016. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.
Current Market Environment
Retail food sales and volumes have been under pressure in recent years. However, trends might be starting to shift as positive sales growth has returned across most measured channels during the past year. Based on the Citi DD’s Nielsen AOC+C Data Analysis – 12/1/18 report, total retail food sales increased 0.7% over the past year as minimal volume decreases of 0.6% were more than offset by price increases of 1.3%. Private label sales and volume growth continues to outpace branded products as total private label sales in measured channels over the past year increased 3.3% compared to an increase of 0.1% for branded products. These increases were led by private label pricing and volume increases of 1.8% and 1.5%, respectively, compared to branded pricing increases of 1.7% and volume decreases of 1.6%. As such, on an industry basis, strong private label sales and volumes continue to be attractive compared to branded counterparts.

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

The TreeHouse 2020 program will be executed through 2020.  In 2017, the Company announced the closure of its Brooklyn Park, Minnesota and Plymouth, Indiana facilities, as well as the downsizing of the Dothan, Alabama facility.  Production at the Brooklyn Park, Minnesota and Plymouth, Indiana facilities ceased in the fourth quarter of 2017.  The partial facility downsizing at Dothan, Alabama was completed in the third quarter of 2018.  In 2018, the Company announced the closure of its Battle Creek, Michigan and Visalia, California manufacturing facilities, as well as its Omaha, Nebraska administrative office. In addition, we have taken steps toward increasing our capacity utilization, operational margin expansion, and streamlining our plant structure to optimize our supply chain. Plant closings, line shutdowns, warehouse consolidations, and the rollout of TMOS continues to track to plan. See Note 3 to our Consolidated Financial Statements for additional information regarding restructuring programs.

Structure to Win

In the first quarter of 2018, the Company announced an operating expenses improvement program designed to align our organization structure with strategic priorities.  The program is intended to support operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean, customer-focused go-to-market team, centralized supply chain, and streamlined administrative functions.  In the year ended December 31, 2018, we incurred costs of $45.1 million on this program.

Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2018		2017		2016 (1)
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$5,812.1	100.0%	$6,307.1	100.0%	$6,175.1	100.0%
Cost of sales	4,856.7	83.6	5,226.7	82.9	5,049.0	81.8
Gross profit	955.4	16.4	1,080.4	17.1	1,126.1	18.2
Operating expenses:
Selling and distribution	378.4	6.5	402.3	6.4	404.8	6.6
General and administrative	280.0	4.8	298.4	4.7	340.0	5.5
Amortization expense	86.4	1.5	114.1	1.8	109.9	1.8
Impairment of goodwill and other intangible assets	—	—	549.7	8.7	352.2	5.7
Other operating expense, net	142.7	2.5	128.7	2.0	14.7	0.2
Total operating expenses	887.5	15.3	1,493.2	23.6	1,221.6	19.8
Operating income (loss)	67.9	1.1	(412.8)	(6.5)	(95.5)	(1.6)
Other expense (income):
Interest expense	114.6	2.0	126.8	2.1	119.2	1.9
Loss (gain) on foreign currency exchange	8.6	0.1	(5.0)	(0.1)	(5.6)	(0.1)
Other expense (income), net	29.5	0.5	(10.0)	(0.2)	(13.7)	(0.3)
Total other expense	152.7	2.6	111.8	1.8	99.9	1.5
Loss income before income taxes	(84.8)	(1.5)	(524.6)	(8.3)	(195.4)	(3.1)
Income tax (benefit) expense	(23.4)	(0.4)	(238.4)	(3.8)	33.2	0.6
Net loss	$(61.4)	(1.1)%	$(286.2)	(4.5)%	$(228.6)	(3.7)%

(1)	The Company acquired the Private Brands Business in 2016.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Sales – Consolidated net sales decreased 7.8% to $5,812.1 million for the year ended December 31, 2018, compared to $6,307.1 million for the year ended December 31, 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net Sales	$6,307.1
SKU rationalization	(178.4)	(2.8)%
Volume/mix excluding SKU rationalization	(335.8)	(5.3)
Pricing	90.2	1.4
Product recalls	(5.5)	(0.1)
Divestitures	(65.9)	(1.0)
Foreign currency	0.4	—
2018 Net sales	$5,812.1	(7.8)%
The change in net sales includes the ongoing efforts to simplify and rationalize low margin SKUs, which contributed 2.8% to the year-over-year decline, and the divestiture of the McCann's business in July 2018 and the SIF business in May 2017, which contributed 1.0% to the year-over-year decrease.  Excluding the impact of SKU rationalization and the divestitures, net sales decreased 4.0% for the year ended December 31, 2018 compared to 2017, driven by the following:

•	Volume/mix excluding SKU rationalization was 5.3% unfavorable year-over-year driven by the Snacks and Meals segments.

•	Included in 2017 net sales was a $5.5 million product recall reimbursement, which did not repeat in 2018, that contributed a decrease of 0.1% to the change in net sales year-over-year.

•	Pricing was favorable 1.4% in 2018 compared to 2017 reflecting pricing actions to cover commodity and freight inflation and tariffs.
Gross Profit  — Gross profit as a percentage of net sales was 16.4% for the year ended December 31, 2018 compared to 17.1% for the year ended December 31, 2017, a decrease of 0.7 percentage points. An increase of 0.1 percentage points was related to $25.7 million of expenses for restructuring programs and $10.4 million for plant restoration in 2018, compared to $46.3 million for restructuring programs and an $8.4 million reimbursement related to product recalls in 2017. The remaining 0.8 percentage point decrease in gross profit as a percentage of net sales was primarily due to lower volumes, higher production costs including costs associated with a labor dispute in the Beverages segment and higher freight costs, higher commodity costs, and higher variable incentive compensation partially offset by pricing and lower costs resulting from a LIFO liquidation.
Operating Expenses — Total operating expenses decreased to $887.5 million in 2018 compared to $1,493.2 million in 2017. The decrease in 2018 resulted from the following:
Selling and distribution expenses decreased $23.9 million, or 5.9%, in 2018 compared to 2017. Selling and distribution expenses as a percentage of net sales increased to 6.5% in 2018, compared to 6.4% in 2017. The increase was primarily related to an increase in variable incentive compensation and freight cost inflation in 2018, partially offset by lower volumes and savings from the Structure to Win initiative and other cost savings measures.
General and administrative expenses decreased $18.4 million, or 6.2%, to $280.0 million in 2018 compared to $298.4 million in 2017. General and administrative expenses as a percentage of net sales increased 0.1 percentage point from 4.7% in 2017 to 4.8% in 2018. An increase of 0.2 percentage points was related to $13.0 million of CEO transition expense mostly related to incremental stock backed compensation expense for modified awards and $11.6 million of expenses related to restructuring programs; acquisition, integration, divestiture and related costs; product recall expenses; and debt amendment and repurchase activity in 2018 compared to $15.8 million in 2017 related to acquisition, integration, divestiture and related costs and debt amendment and repurchase activity. The remaining 0.1 percentage point decline in general and administrative expenses as a percentage of net sales was due to savings from the Structure to Win initiative and other cost saving measures, partially offset by increased variable incentive compensation.
Amortization expense decreased $27.7 million in 2018 compared to 2017, reflecting the impairment of the customer related intangible assets in the Snacks segment in the fourth quarter of 2017.
Impairment of goodwill and other intangible assets was $549.7 million in 2017.  There was no impairment recorded in 2018. See Note 9 to our Consolidated Financial Statements for additional information regarding these impairments. The Company recorded impairment losses of $276.4 million related to the Snacks segment’s goodwill and $273.3 million related to the Snacks customer lists in 2017.
Other operating expense was $142.7 million in 2018 compared to $128.7 million in 2017. Included in other operating expense in 2018 was costs associated with restructuring programs with respect to the Company's TreeHouse 2020 margin improvement program and other plant closures, and acquisition, integration, divestiture and related costs, partially offset by the gain on the divestiture of the McCann's business of $14.3 million in the third quarter of 2018. Other operating expense in 2017 reflects a loss on the divestiture of the SIF business of $86.0 million in the second quarter of 2017, costs associated with restructuring programs with respect to the Company's TreeHouse 2020 margin improvement activities and other plant closures, and acquisition, integration, divestiture and related costs. See Note 3 to our Consolidated Financial Statements for additional information regarding restructuring activity.
Interest Expense — Interest expense in 2018 was $114.6 million, a decrease of $12.2 million from 2017, due to lower net debt and lower credit facility pricing from the December 1, 2017 credit agreement amendment, partially offset by higher interest rates and the write-off of $2.4 million deferred debt issuance costs associated with the repurchase of the 2022 Notes and 2024 Notes in the second and third quarters of 2018. The higher interest rates reflect the year-over-year increase in the LIBOR interest rate.
Foreign Currency — The Company’s foreign currency impact was a $8.6 million loss in 2018, compared to a gain of $5.0 million in 2017, primarily due to the Company's Canadian dollar denominated intercompany loans and the fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other Expense (Income), net — Other expense was $29.5 million in 2018, compared to income of $10.0 million in 2017. This change was primarily due to the non-cash mark-to-market adjustments on derivative instruments, primarily interest rate swaps and foreign currency contracts, a loss on debt extinguishment related to repurchases of the 2022 Notes and 2024 Notes, and expenses associated with tax indemnification.
Income Taxes — Income tax benefit was recorded at an effective rate of 27.6% in 2018 compared to 45.4% in 2017. The change in the Company's effective tax rate year-over-year is primarily due to the enactment of the Tax Cuts and Jobs Act, the 2017 impairment of goodwill that was not deductible for tax purposes, restructuring of the Company's foreign operations in 2017, and compensation of officers that is not deductible for tax purposes.
In addition, the Company’s effective tax rate in 2018 was favorably impacted by the reversal of $7.5 million of tax reserves assumed in prior acquisitions. The Company also recognized $7.5 million of non-operating expense for the write-off of the related indemnification assets, which is included in Other expense (income), net.
Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 — Results by Segment
Baked Goods

	Year Ended December 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,385.3	100.0%	$1,403.9	100.0%
Cost of sales	1,104.8	79.8	1,108.0	78.9
Gross profit	280.5	20.2	295.9	21.1
Freight out and commissions	106.0	7.7	89.1	6.3
Direct selling, general, and administrative	24.7	1.7	31.3	2.2
Direct operating income	$149.8	10.8%	$175.5	12.6%
Net sales in the Baked Goods segment decreased by $18.6 million, or 1.3%, for the year ended December 31, 2018 compared to the prior year. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net Sales	$1,403.9
SKU rationalization	(26.3)	(1.8)%
Volume/mix excluding SKU rationalization	(21.9)	(1.6)
Pricing	29.3	2.1
Foreign currency	0.3	—
2018 Net sales	$1,385.3	(1.3)%
The change in net sales from 2017 to 2018 was due to the ongoing efforts to simplify and rationalize low margin SKUs, unfavorable volume/mix (predominantly in the dough and in-store bakery categories), partially offset by favorable pricing in response to commodity and freight inflation.
Gross profit as a percentage of net sales decreased 0.9 percentage points, from 21.1% in 2017 to 20.2% in 2018, primarily due to higher production costs, higher commodity costs (wheat, resin, and eggs) and unfavorable volume/mix partially offset by favorable pricing.
Freight out and commissions paid to independent sales brokers were $106.0 million in 2018 compared to $89.1 million in 2017, an increase of $16.9 million. Freight and commissions as a percentage of net sales increased 1.4 percentage points in 2018 compared with 2017 due to freight cost inflation, particularly in the temperature controlled freight market.

Direct selling, general and administrative expenses were $24.7 million in 2018 compared to $31.3 million in 2017. The decrease in direct selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower expenses due to Structure to Win savings combined with lower expenses due to other cost savings activities.
Beverages

	Year Ended December 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,008.4	100.0%	$1,073.4	100.0%
Cost of sales	772.7	76.6	781.9	72.8
Gross profit	235.7	23.4	291.5	27.2
Freight out and commissions	38.5	3.8	44.3	4.1
Direct selling, general, and administrative	16.9	1.7	20.3	1.9
Direct operating income	$180.3	17.9%	$226.9	21.2%
Net sales in the Beverages segment decreased by $65.0 million, or 6.1%, for the year ended December 31, 2018 compared to the prior year. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net Sales	$1,073.4
SKU rationalization	(24.1)	(2.3)%
Volume/mix excluding SKU rationalization	(34.3)	(3.2)
Pricing	(6.6)	(0.6)
2018 Net sales	$1,008.4	(6.1)%
Net sales decreased in 2018 compared to 2017 primarily due to unfavorable volume/mix related to a labor dispute at one of our Beverage plants, competitive pressure in the single serve beverage category, and capacity constraints in the broth category. Net sales also decreased due to the ongoing efforts to simplify and rationalize low margin SKUs, and unfavorable pricing primarily due to competitive pressure.
Gross profit as a percentage of net sales decreased 3.8 percentage points, from 27.2% in 2017 to 23.4% in 2018, primarily due to higher production costs (creamers) and unfavorable pricing due to competitive pressure.
Freight out and commissions paid to independent sales brokers was $38.5 million in 2018, compared to $44.3 million in 2017, a decrease of $5.8 million. Freight out and commissions as a percentage of net sales decreased year-over-year by 0.3 percentage points due to improvements in logistics efficiency partially offset by freight cost inflation.
Direct selling, general and administrative expenses were $16.9 million in 2018 compared to $20.3 million in 2017. The decrease in direct selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower expenses due to Structure to Win savings combined with lower expenses due to other cost savings activities.

Condiments

	Year Ended December 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,252.5	100.0%	$1,300.6	100.0%
Cost of sales	1,026.1	81.9	1,082.4	83.2
Gross profit	226.4	18.1	218.2	16.8
Freight out and commissions	58.1	4.6	55.9	4.3
Direct selling, general, and administrative	19.8	1.6	25.8	2.0
Direct operating income	$148.5	11.9%	$136.5	10.5%
Net sales in the Condiments segment decreased by $48.1 million, or 3.7%, for the year ended December 31, 2018 compared to the prior year. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net Sales	$1,300.6
SKU rationalization	(58.5)	(4.5)%
Volume/mix excluding SKU rationalization	(19.6)	(1.5)
Pricing	29.9	2.3
Foreign currency	0.1	—
2018 Net sales	$1,252.5	(3.7)%
Net sales decreased in 2018 compared to 2017 primarily due to the ongoing efforts to simplify and rationalize low margin SKUs and unfavorable volume/mix in the pickles, preserves and dressings categories, partially offset by favorable pricing to cover commodity and freight inflation and tariffs.
Gross profit as a percentage of net sales increased 1.3 percentage points, from 16.8% in 2017 to 18.1% in 2018, primarily due to favorable pricing and lower costs resulting from a LIFO liquidation partially offset by higher production costs.
Freight out and commissions paid to independent sales brokers were $58.1 million in 2018 and $55.9 million in 2017. Freight out and commissions as a percentage of net sales increased year-over-year by 0.3 percentage points primarily due to freight cost inflation.
Direct selling, general and administrative expenses were $19.8 million in 2018 compared to $25.8 million in 2017. The decrease in direct selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower expenses due to Structure to Win savings combined with lower expenses due to other cost savings activities.
Meals

	Year Ended December 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,040.0	100.0%	$1,189.2	100.0%
Cost of sales	842.2	81.0	970.8	81.6
Gross profit	197.8	19.0	218.4	18.4
Freight out and commissions	46.0	4.4	51.4	4.3
Direct selling, general, and administrative	25.9	2.5	29.7	2.5
Direct operating income	$125.9	12.1%	$137.3	11.6%

Net sales in the Meals segment decreased by $149.2 million, or 12.5%, for the year ended December 31, 2018 compared to the prior year. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net Sales	$1,189.2
SKU rationalization	(23.2)	(1.9)%
Volume/mix excluding SKU rationalization	(85.8)	(7.3)
Pricing	25.7	2.2
Divestitures	(65.9)	(5.5)
2018 Net sales	$1,040.0	(12.5)%
Net sales decreased in 2018 compared to 2017 primarily due to unfavorable volume/mix from competitive pressure (principally in the pasta, ready-to-eat cereal, and dry dinner categories) and category softness (primarily in the ready-to-eat cereal category), the divestiture of the SIF and McCann's businesses, and the ongoing efforts to simplify and rationalize low margin SKUs. These declines were partially offset by favorable pricing to cover commodity and freight inflation.
Gross profit as a percentage of net sales increased 0.6 percentage points, from 18.4% in 2017 to 19.0% in 2018, primarily due to lower production costs driven by plant closures and improved operational performance, and favorable pricing to cover commodity cost inflation (durum, flour, and packaging).
Freight out and commissions paid to independent sales brokers were $46.0 million in 2018 and $51.4 million in 2017. Freight out and commissions as a percentage of net sales increased year-over-year by 0.1 percentage points primarily due to freight cost inflation.
Direct selling, general and administrative expenses were $25.9 million in 2018 compared to $29.7 million in 2017. Direct selling, general and administrative expenses as a percentage of net sales was flat year-over-year and reflects lower expenses due to Structure to Win savings combined with lower expenses due to other cost savings activities, partially offset by advertising investments in the pasta category.

Snacks

	Year Ended December 31,
	2018		2017
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,125.9	100.0%	$1,334.5	100.0%
Cost of sales	1,079.7	95.9	1,253.8	94.0
Gross profit	46.2	4.1	80.7	6.0
Freight out and commissions	29.9	2.7	32.2	2.4
Direct selling, general, and administrative	14.0	1.2	23.0	1.7
Direct operating income	$2.3	0.2%	$25.5	1.9%
Net sales in the Snacks segment decreased by $208.6 million, or 15.6%, for the year ended December 31, 2018 compared to the prior year. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2017 Net Sales	$1,334.5
SKU rationalization	(46.3)	(3.4)%
Volume/mix excluding SKU rationalization	(174.2)	(13.1)
Pricing	11.9	0.9
2018 Net sales	$1,125.9	(15.6)%

Net sales decreased in 2018 compared to 2017 primarily due to lost distribution driven by competitive pressure in the snack nuts and trail mix category, and the ongoing efforts to simplify and rationalize low margin SKUs. Favorable pricing actions were partially offset by commodity-based price reductions.
Gross profit as a percentage of net sales decreased 1.9 percentage points, from 6.0% in 2017 to 4.1% in 2018, primarily due to higher production costs, unfavorable mix, and higher commodity costs, partially offset by favorable pricing.
Freight out and commissions paid to independent sales brokers were $29.9 million in 2018 and $32.2 million in 2017. Freight out and commissions as a percentage of net sales increased year-over-year by 0.3 percentage points due to freight cost inflation.
Direct selling, general and administrative expenses were $14.0 million in 2018 compared to $23.0 million in 2017. The decrease in direct selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower expenses due to Structure to Win savings combined with lower expenses due to other cost savings activities.
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
The change in net sales was primarily due to an additional month of sales related to the 2016 acquisition of the Private Brands Business, partially offset by the divestiture of the SIF business in the second quarter of 2017. Favorable volume/mix in the Beverages, Condiments, and Baked Goods segments contributed to the increase in net sales, partially offset by unfavorable volume/mix in Snacks and Meals. Included in net sales was a $5.4 million product recall reimbursement, compared to a $9.9 million cost in 2016, that contributed an increase of 0.2% to net sales year-over-year.

Gross Profit  — Gross profit as a percentage of net sales was 17.1% for the year ended December 31, 2017 compared to 18.2% for the year ended December 31, 2016, a decrease of 1.1 percentage points. Included in gross profit in 2017 was $46.3 million related to restructuring and other margin improvements activities compared to $7.9 million in 2016 and $8.4 million of product recall reimbursement in 2017 compared to expense of $15.6 million in 2016. Also included in gross profit was $8.4 million of acquisition, integration, divestiture, and related costs in 2016 that did not repeat in 2017. These transactions, coupled with the product recall reimbursement outlined above in net sales, decreased gross profit as a percentage of net sales by 0.6% in 2017 and 0.5% in 2016. The remaining 1.0% decrease in gross profit as a percentage of net sales was primarily higher operating costs, higher commodity costs, and unfavorable mix, partially offset by a reduction in variable incentive compensation and depreciation.

Operating Costs and Expenses - Operating expenses increased to $1,493.2 million in 2017 compared to $1,221.6 million in 2016. The increase in 2017 resulted from the following:

Selling and distribution expenses decreased $2.5 million, or 0.6%, in 2017 compared to 2016. Selling and distribution expenses as a percentage of net sales decreased to 6.4% in 2017, compared to 6.6% in 2016. The decrease was primarily related to a reduction in variable incentive compensation and cost savings in 2017, partially offset by unfavorable freight rates.

General and administrative expenses decreased $41.6 million, or 12.2%, in 2017 compared to 2016. This decrease is primarily related to lower acquisition, integration, divestiture, and related costs in 2017. In 2016, the Company incurred approximately $51.5 million of acquisition, integration, divestiture, and related costs primarily related to the Private Brands Business acquisition, compared to $15.8 million in 2017 including debt refinancing costs. Excluding the impact of acquisition, integration, divestiture, and related costs and debt refinancing costs, general and administrative expenses declined 2.0% year-

over-year as a reduction in variable incentive compensation and cost savings more than offset an additional month of Private Brands business.

Amortization expense increased $4.2 million in 2017 compared to 2016, primarily due to the amortization of intangible assets from an additional month of the Private Brands Business.

Impairment of goodwill and other intangible assets was $549.7 million in 2017 compared to $352.2 million in 2016. See Note 9 to our Consolidated Financial Statements for additional information regarding these impairments. The Company recorded impairment losses of $276.4 million related to the Snacks segment’s goodwill and $273.3 million related to the Snacks customer lists in 2017.

Other operating expense was $128.7 million in 2017 compared to $14.7 million in 2016. The increase was primarily due to a loss on the divestiture of the SIF business, higher costs associated with restructuring and other margin improvement activities that were announced in recent quarters with respect to the TreeHouse 2020 margin improvement plan, and various plant closures. See Note 3 to our Consolidated Financial Statements for additional information regarding restructuring programs.

Interest Expense - Interest expense in 2017 was $126.8 million, an increase of $7.6 million from 2016, due to higher average interest rates on outstanding debt primarily related to LIBOR interest rate increases.

Foreign Currency - The Company’s foreign currency impact was a $5.0 million gain in 2017, compared to a gain of $5.6 million in 2016, primarily due to fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Other Expense (Income), net - Other income was $10.0 million in 2017, compared to income of $13.7 million in 2016. The variance was primarily due to the non-cash mark-to-market adjustments on derivative contracts, primarily interest rate swap agreements and commodity contracts.

Income Taxes - Income tax benefit was recorded at an effective rate of 45.4% in 2017 compared to income tax expense that was recorded at an effective rate of (17.0)% in 2016. The change in the Company’s effective tax rate year-over-year is primarily due to the enactment of the Tax Cuts and Jobs Act, the impairment of goodwill that was not deductible for tax purposes, and restructuring of the Company’s foreign operations in 2017.
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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 — Results by Segment
Baked Goods

	Year Ended December 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,403.9	100.0%	$1,288.2	100.0%
Cost of sales	1,108.0	78.9	1,011.5	78.5
Gross profit	295.9	21.1	276.7	21.5
Freight out and commissions	89.1	6.3	80.6	6.3
Direct selling, general, and administrative	31.3	2.2	33.7	2.6
Direct operating income	$175.5	12.6%	$162.4	12.6%

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

Gross profit as a percentage of net sales decreased 0.4 percentage points in 2017 compared to the prior year, primarily due to higher operating costs partially offset by lower commodity costs (flour, sugar, and eggs).

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
Beverages

	Year Ended December 31,
	2017		2016
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,073.4	100.0%	$973.0	100.0%
Cost of sales	781.9	72.8	674.7	69.3
Gross profit	291.5	27.2	298.3	30.7
Freight out and commissions	44.3	4.1	30.2	3.1
Direct selling, general, and administrative	20.3	1.9	23.4	2.5
Direct operating income	$226.9	21.2%	$244.7	25.1%
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

Gross profit as a percentage of net sales decreased to 27.2% in 2017 from 30.7% in 2016 primarily due to higher commodity costs (primarily oils and coffee) and unfavorable mix.

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

Gross profit as a percentage of net sales decreased from 18.8% in 2016 to 16.8% in 2017, primarily due to higher operating costs and higher commodity costs primarily for soybean oil, cucumbers, peppers, and packaging.

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

Gross profit as a percentage of net sales increased from 17.1% in 2016 to 18.4% in 2017, primarily due to favorable mix and lower depreciation, commodity, and operating costs.

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

Gross profit as a percentage of net sales decreased from 9.1% in 2016 to 6.0% in 2017, primarily due to the impact of higher commodity costs (mostly in cashews), an unfavorable shift in sales mix, and higher operating costs, partially offset by costs associated with a quality issue in 2016 that did not recur in 2017.

Freight out and commissions paid to independent sales brokers were $32.2 million in 2017 and $31.4 million in 2016. Freight out and commissions as a percentage of net sales was flat in 2017 compared to 2016.
Direct selling and marketing was relatively flat year-over-year in both dollars and as a percentage of net sales.
Known Trends and Uncertainties
The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We expect these costs to continue to be volatile with an overall long-term upward trend. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities we expect are required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. Additionally, the Company expects to incur additional costs related to compliance with the Nutrition Labeling and Education Act.
The U.S. retail food industry has continued to struggle with respect to volumes. Based on the Citi DD’s Nielsen AOC+C Data Analysis – 12/1/18 report, during 2018, overall retail food volume in measured channels contracted by approximately 0.6%, with branded manufacturers experiencing contraction of 1.6% and private label manufacturers experiencing a gain 1.5%. This contraction is in contradiction to a strong economy as well as lower oil and fuel prices. The Company expects that overall tonnage will continue to be challenged, with pockets of growth in areas such as PBFY products.  This expectation is based on reports that indicate an increased focus on clean ingredients and labels, resulting in higher demand for “natural” or organic type products. For example, consumers appear to be more interested in foods described as being “better for you,” which include fresh or freshly prepared foods, and natural, organic, or specialty foods, most of which are located at the perimeter of the store. We believe we have the necessary resources available to address these trends and to continue to focus on consumer’s needs by developing new formulations, packaging, and sizes.
Freight rates rose during 2018 compared to 2017. This increase in rates was primarily due to tight capacity and strong demand in the trucking market. The Company attempts to secure freight agreements when available and price accordingly to offset the increase in rates.
The U.S. dollar continued to strengthen compared to the Canadian dollar in 2018. The Canadian dollar exposure to revenue is greater than the exposure to input costs for Canadian produced products. As such, an unfavorable Canadian dollar leads to an unfavorable impact to the Company’s operating results. The average exchange rate for fiscal year 2018 compared to fiscal year 2017 between the U.S. and Canadian dollar has remained relatively flat year-over-year, while the exchange rate at December 31, 2018 shows that the U.S. dollar strengthened approximately 7.9% as compared to the rate at December 31, 2017. The Company enters hedging arrangements to limit the impact of these fluctuations. In addition to higher input costs, the

Company is impacted by the re-measurement of the Canadian dollar denominated intercompany loans and the translation of the Canadian dollar financial statements.

In December 2018, the Company announced a strategic review of the Snack Nuts & Trail Mix business as well as certain other businesses. The strategic review is on-going and may result in a restructuring, disposition or similar action related to these businesses. Consequently, the Company may incur restructuring, impairment, disposal or other related charges in future periods.

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
Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company continues to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $719.7 million was available under the Revolving Credit Facility as of December 31, 2018. See Note 12 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We believe that, given our cash flow from operating activities and our available credit capacity, we comply with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The following table is derived from our Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net Cash Flows Provided By (Used In):
Operating activities	$505.8	$506.0	$478.6
Investing activities	(160.9)	(159.8)	(2,831.3)
Financing activities	(311.0)	(278.3)	2,377.7

Operating Activities

Our cash provided by operations was $505.8 million in 2018 compared to $506.0 million in 2017, a decrease of $0.2 million. The decrease is primarily attributable to higher restructuring program expenses in 2018 fully offset by improved working capital management. Working capital management is focused around driving faster collection of receivables, managing inventory, and extending vendor payment terms. In the fourth quarter of 2017, the Company entered into an agreement (the “Receivables Sales Agreement”) to sell, on a revolving basis, certain trade receivable balances to an unrelated institution. The agreement allows us to sell our accounts receivable to increase operating cash flow, while reducing the cost of borrowing on the Revolver, net working capital, and interest expense. Incremental cash provided under the agreement in 2018 compared to 2017 was $221.7 million. Refer to Note 6 to the Consolidated Financial Statements for more information regarding the Receivables Sales Agreement.

Investing Activities

Cash used in investing activities was $160.9 million in 2018 compared to $159.8 million in 2017, an increase in cash used of $1.1 million. During 2018, capital expenditures were higher compared to 2017, partially offset by increased proceeds from divestitures.

We expect capital spending programs to be approximately $190 million in 2019. Capital spending in 2019 will focus on TreeHouse 2020 initiatives, the continued implementation of an Enterprise Resource Planning system, food safety, quality, productivity improvements, and routine equipment upgrades or replacements at our plants.

Financing Activities

Net cash used in financing activities was $311.0 million in 2018 compared to $278.3 million in 2017, an increase in cash used of $32.7 million. The increase is primarily attributable to repurchases of the 2022 Notes and 2024 Notes (refer to Note 12) and common stock repurchases, partially offset by reduced net loan activity under the Revolver during 2018.  The Company reduced net debt by $285 million since December 31, 2017, consistent with our objective of using available cash to pay down outstanding debt.

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

The following table reconciles our free cash flow to cash flow provided by operating activities, the most comparable GAAP measure:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash flow provided by operating activities	$505.8	$506.0	$478.6
Less: Capital expenditures	(196.2)	(185.8)	(187.0)
Free cash flow	$309.6	$320.2	$291.6

Free cash flow in 2018 decreased $10.6 million over the prior year primarily due to higher capital expenditures in 2018. During 2018, the Company used free cash flow to pay down term loans, repurchase senior public debt, repurchase shares, and fund investments in property, plant, and equipment.

Debt

At December 31, 2018, we had $488.8 million outstanding under Term Loan A, $851.2 million outstanding under Term Loan A-1, $375.9 million of the 2022 Notes outstanding, $602.9 million of the 2024 Notes outstanding, and $2.5 million of other obligations. In addition, at December 31, 2018, there were $30.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the “Amended and Restated Credit Agreement”) for the year ended December 31, 2018 averaged 3.97%. Including the interest rate swap agreements in effect as of December 31, 2018, the average rate decreases to 3.24%.

We are in compliance with all applicable financial debt covenants as of December 31, 2018. See Note 12 to our Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Contractual Obligations
The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2018:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
	(in millions)
Debt obligations	$2,318.8	$—	$28.0	$1,219.1	$1,071.7
Debt interest payments (1)	544.9	112.9	224.7	164.7	42.6
Capital lease obligations	2.5	1.2	0.7	0.3	0.3
Purchasing obligations (2)	886.9	821.6	44.3	17.5	3.5
Operating leases (3)	200.5	41.4	64.2	35.9	59.0
Benefit obligations (4)	216.2	21.2	42.0	43.8	109.2
Deferred compensation (5)	13.2	2.1	2.2	4.8	4.1
Unrecognized tax benefit (6)	17.0	3.8	9.8	1.9	1.5
Total	$4,200.0	$1,004.2	$415.9	$1,488.0	$1,291.9

(1)	Debt interest payments represent estimated future interest payments based on applicable interest rates at December 31, 2018.

(2)
Purchasing obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are a part of our production process.

(3)
In accordance with generally accepted accounting principles in the United States of America (“GAAP”), the accompanying balance sheets do not reflect operating lease obligations. Operating lease obligations consist of minimum rental payments under non-cancelable operating leases.

(4)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.

(5)
Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.

(6)
The unrecognized tax benefit liability recorded by the Company was $17.0 million at December 31, 2018. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrecognized tax benefit included in the tabular reconciliation (see Note 11 to our Consolidated Financial Statements for additional information) was $17.3 million.

In addition to the commitments set forth in the above table, at December 31, 2018, the Company had $30.3 million in letters of credit, the majority of which related to the Company’s workers’ compensation program.
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
Trade Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. This allowance is based on a combination of historical rolling twelve month average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $45.7 million and $56.9 million at December 31, 2018 and 2017, respectively.
Goodwill and Intangible Assets — Goodwill and intangible assets totaled $2,861.6 million as of December 31, 2018, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks, and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized.
The Company has five reporting units, which are the same as our reportable and operating segments.
The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2018. Our assessment did not result in an impairment. Our analysis employed the use of an income approach, corroborated by a market approach. The Company believes the income approach is the most reliable indicator of the fair value of the reporting units. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. The income approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our estimates using the best information available at the time. Discount rates selected for each reporting unit approximated the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The Company's Snacks reporting unit did not have any remaining goodwill at December 31, 2018 and 2017 due to historical impairments. The four reporting units with goodwill all have fair values that the Company considers to be substantially in excess of their carrying values (between 26% and 112%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.
We reviewed our indefinite lived intangible assets, which consist of trademarks totaling $21.4 million as of December 31, 2018, using the relief from royalty method. Significant assumptions include the royalty, growth, margins, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Our analysis resulted in fair values that are in excess of the asset’s carrying value by 40% to 139%. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.
We evaluate amortizable intangible assets, which primarily include customer related and trademarks, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable (a "triggering event"). If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its fair value, which is generally based on discounted future cash flows. No triggering events occurred in 2018, and the Company concluded no changes are necessary to the remaining useful lives or values of the remaining amortizable intangible assets as of December 31, 2018.
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
Employee Benefit Plan Costs — We provide a range of benefits to our employees, including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates, and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by GAAP, the effect of such modifications is generally deferred and subsequently amortized over future periods. Different assumptions that we make could result in the recognition of different amounts of expense over different periods.
While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP requires that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change frequently. We used a discount rate to determine our estimated future benefit obligations of 4.40% at December 31, 2018. If the discount rate were one percent higher, the pension plan liability would have been approximately 10.0%, or $29.9 million, lower as of December 31, 2018. If the discount rate were one percent lower, the pension plan liability would have been approximately 12.1%, or $36.2 million, higher as of December 31, 2018.
See Note 17 to our Consolidated Financial Statements for more information regarding our employee pension and retirement benefit plans.
Workers' Compensation - The measurement of the liability for our cost of providing these benefits is largely based upon loss development factors that contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. Changes in loss development factors, claims history, and cost trends could result in substantially different results in the future.

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
Adjusted Diluted Earnings Per Share, Adjusting for Certain Items Affecting Comparability
Adjusted earnings per fully diluted share (“adjusted diluted EPS”) reflects adjustments to GAAP earnings per fully diluted share to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Director’s measurement of the Company’s performance for incentive compensation purposes. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, or foreign currency exchange impact on the re-measurement of intercompany notes, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Consolidated Statements of Operations, is as follows:

		Year Ended December 31,
		2018	2017	2016
		(unaudited)
Diluted loss per share per GAAP		$(1.10)	$(5.01)	$(4.10)
Restructuring programs	(1)	3.29	1.52	0.37
Mark-to-market adjustments	(2)	0.40	(0.04)	(0.25)
CEO transition costs	(3)	0.23	—	—
Plant restoration costs	(4)	0.18	—	—
Debt amendment and repurchase activity	(5)	0.12	0.09	—
Foreign currency loss (gain) on re-measurement of intercompany notes	(6)	0.11	(0.10)	(0.05)
Tax indemnification	(7)	0.06	—	—
Product recall	(8)	0.01	(0.15)	0.28
Acquisition, integration, divestiture, and related costs	(9)	(0.12)	1.76	1.06
Impairment of goodwill and other intangible assets	(10)	—	9.55	6.30
Tax reform	(11)	—	(1.86)	—
Taxes on adjusting items		(1.00)	(2.99)	(0.66)
Dilutive impact of shares [1]		0.02	0.04	—
Adjusted diluted EPS		$2.20	$2.81	$2.95
(1) - As reported results reflect a loss, therefore, all equity awards were considered anti-dilutive and excluded from the EPS calculation.  However, adjusted amounts reflect net income, therefore, equity awards are considered dilutive, and an adjustment is required to reflect total dilutive shares of 56.5 million compared to basic shares of 56.0 million and total dilutive shares of 57.6 million compared to basic shares of 57.1 million for the years ended December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, the Company entered into transactions that affected the year-over-year comparison of its financial results that included the following:
(1) The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. During 2018, the Company incurred approximately $186.0 million in restructuring program costs versus $87.7 million in 2017 and $21.0 million in 2016. See Note 3 of the Consolidated Financial Statements for additional information.
(2) The Company’s derivative contracts are marked-to-market each period with the unrealized changes in fair value being recorded in the Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized and included in earnings. The mark-to-market impacts only are treated as non-GAAP adjustments. Refer to Note 20 for additional details.
(3) The CEO transition cost line primarily relates to accelerated stock-based compensation and modification accounting related to the transition of Chief Executive Officer. Refer to Note 15 for additional details.

(4) During 2018, the Company incurred $10.4 million in plant restoration costs.  In the third quarter of 2018, these costs related to an unplanned and extended shutdown at a Snacks plant in Robersonville, North Carolina and primarily reflected the unabsorbed expenses associated with the volume loss.  In the fourth quarter of 2018, we recognized abnormal inventory spoilage costs directly related to this temporary plant shutdown.  The shutdown and related costs were necessary to restore the quality and performance of our equipment and processes.

(5) During 2018, the Company amended its Credit Agreement, resulting in third party costs to complete the transaction. The Company also completed the repurchase of certain of its outstanding debt in 2018.  This activity resulted in the write-off of a portion of deferred financing costs as well as a loss on debt extinguishment. During 2017, the Company refinanced our credit facility including our revolver and related term loans. This activity resulted in the write-off of a portion of deferred financing costs as well as third party costs to complete the transactions.

(6) The Company has Canadian dollar denominated intercompany loans and incurred foreign currency loss in 2018 and foreign currency gain in 2017 to re-measure the loans at year end. These charges are non-cash and the loans are eliminated in consolidation.

(7) The tax indemnification line represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years.  These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.  Refer to Note 11 for additional details.
(8) The product recall costs (reimbursement) primarily represents an announced voluntary recall of products that occurred in 2016 regarding products that may be impacted by sunflower seeds potentially contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier. Product was distributed nationwide through retail stores. TreeHouse initiated the voluntary recall as a cautionary measure to protect public health. Costs include, but are not limited to, customer fees, customer reimbursements, inventory write-offs, and other costs to manage the recall. The Company expects to be reimbursed for these costs and has excluded related recoveries from adjusted earnings for proceeds received in 2017. In February 2017 and August 2017, the Company received $4.0 million reimbursements ($8.0 million combined).
(9) The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential acquisitions, the related integration of the acquisitions, and divestitures. Gains incurred in 2018 primarily related to divestiture activity and transition services agreement (“TSA”) revenue related to the SIF divestiture, while costs incurred in 2017 primarily related to the divestiture of the SIF business and the continued integration of the Private Brands business.
(10) During 2017, the Company incurred $549.7 million of impairment of goodwill and other intangible assets.  This amount is comprised of a $276.4 million non-cash impairment charge related to goodwill allocated to the Snacks reporting unit and a $273.3 million non-cash impairment charge related to the customer related intangible assets of the Snacks reporting unit.
(11) The tax reform line represents the impact of the Tax Act which was signed into law on December 22, 2017 and made significant changes to the Internal Revenue Code.  For the period ending December 31, 2017, the Company recorded a provisional net benefit of $104.2 million, primarily attributable to adjustments to our net deferred tax liability, partially offset with a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The tax impact recorded for the year ended December 31, 2018 was insignificant and the Company considers all provisional amounts to be final.
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

The following table reconciles the Company’s net loss as presented in the Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income, Adjusted EBIT, and Adjusted EBITDAS for the years ended December 31, 2018, 2017, and 2016:

		Year Ended December 31,
		2018	2017	2016
		(unaudited in millions)
Net loss per GAAP		$(61.4)	$(286.2)	$(228.6)
Restructuring programs	(1)	186.0	87.7	21.0
Mark-to-market adjustments	(2)	22.5	(2.3)	(14.1)
CEO transition costs	(3)	13.0	—	—
Plant restoration costs	(4)	10.4	—	—
Debt amendment and repurchase activity	(5)	6.8	5.0	—
Foreign currency loss (gain) on re-measurement of intercompany notes	(6)	6.2	(5.9)	(3.0)
Tax indemnification	(7)	3.2	—	—
Product recall	(8)	0.4	(8.4)	15.6
Acquisition, integration, divestiture, and related costs	(9)	(6.6)	101.4	60.1
Impairment of goodwill and other intangible assets	(10)	—	549.7	352.2
Tax reform	(11)	—	(106.8)	—
Less: Taxes on adjusting items		(56.3)	(172.3)	(37.0)
Adjusted net income		124.2	161.9	166.2
Interest expense		112.2	123.5	119.2
Interest income		(3.8)	(4.3)	(4.2)
Income tax (benefit) expense		(23.4)	(134.0)	33.2
Add: Taxes on adjusting items		56.3	172.3	37.0
Adjusted EBIT		265.5	319.4	351.4
Depreciation and amortization	(12)	233.5	264.0	279.3
Stock-based compensation expense	(13)	22.1	29.9	29.3
Adjusted EBITDAS		$521.1	$613.3	$660.0

		Location in Consolidated Statements of Operations	Year Ended December 31,
			2018	2017	2016
			(unaudited in millions)
(1)	Restructuring programs	Other operating expense, net	$156.0	$41.4	$13.1
		Cost of sales	25.7	46.3	7.9
		General and administrative	4.3	—	—
(2)	Mark-to-market adjustments	Other expense (income), net	22.5	(2.3)	(14.1)
(3)	CEO transition costs	General and administrative	13.0	—	—
(4)	Plant restoration costs	Cost of sales	10.4	—	—
(5)	Debt amendment and repurchase activity	General and administrative	0.2	1.7	—
		Other expense (income), net	4.2	—	—
		Interest expense	2.4	3.3	—
(6)	Foreign currency loss (gain) on re-measurement of intercompany notes	Loss (gain) on foreign currency exchange	6.2	(5.9)	(3.0)
(7)	Tax indemnification	Other expense (income), net	3.2	—	—
(8)	Product recall	Net sales	—	(5.5)	9.9
		Cost of sales	—	(2.9)	5.7
		General and administrative	0.4	—	—
(9)	Acquisition, integration, divestiture, and related costs	General and administrative	6.8	14.1	51.5
		Other operating expense, net	(13.4)	87.3	—
		Cost of sales	—	—	8.4
		Other expense (income), net	—	—	0.2
(10)	Impairment of goodwill and other intangible assets	Impairment of goodwill and other intangible assets	—	549.7	352.2
(11)	Tax reform	Income tax (benefit) expense	—	(104.4)	—
		Other expense (income), net	—	(2.4)	—
(12)	Accelerated depreciation	Cost of sales	20.7	23.3	9.0
		General and administrative	4.1	0.3	—
(13)	Stock-based compensation expense included as an adjusting item	General and administrative	10.3	0.1	0.6

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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

In February of 2018, the Company entered into an additional $1,625 million of staggered long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Together with the existing $500 million in interest rate swaps, the weighted average fixed interest rate base is approximately 1.54% through 2019; 2.68% from 2019 through 2020; and 2.91% from 2021 through 2025.  The new swaps cover a period of seven years which began on February 28, 2018 and mature on February 28, 2025.  Based on the weighted average rates, the borrowing cost on the swapped principal and revolver will range from 2.94% to 4.96% during the life of the swap agreement based on the credit spreads under the Amended and Restated Credit Agreement.
We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of December 31, 2018. Based on our outstanding debt balance of $1,340.0 million under the Credit Agreement at December 31, 2018, and excluding the impact of the $875 million in interest rate swap agreements that are effective in 2018, each 1% rise in our interest rate would increase our annual interest expense by approximately $13.4 million ($4.7 million including the $875 million in interest rate swap agreements).
Commodity Price Risk
Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the Consolidated Balance Sheets. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio. Based on our analysis, a hypothetical ten percent change in commodity prices would increase or decrease the fair value of the portfolio by $88.2 million and $(88.2) million, respectively. We do not utilize financial instruments for trading purposes.
Input Costs
The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing fiscal 2018 to 2017, price decreases in cashews, coffee, and peanuts were more than offset by price increases in almonds, diesel, durum, eggs, flour, pasta, rice and grains, and packaging (plastic containers and lids, corrugate, and cartons). We expect the volatile nature of these costs to continue with an overall long-term upward trend.
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
Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, nuts (almonds, cashews, peanuts, and pecans), oats, palm oil, peppers, rice, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). These ingredients are generally purchased under supply contracts. When entering into contracts for input costs, the Company generally seeks contract lengths between nine and twelve months. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays, political unrest, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass, plastic, corrugated containers, cartons, metal closures, metal cans, and composite cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.
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
Fluctuations in Foreign Currencies
The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. Items that give rise to foreign exchange transaction gains and losses primarily include foreign denominated intercompany loans and input costs. The foreign exchange gain or loss on intercompany loans and foreign denominated working capital balances are recorded in Loss (gain) on foreign currency exchange of the Consolidated Statements of Operations where the Company recognized a loss of $8.6 million for the year ended December 31, 2018 and gains of $5.0 million and $5.6 million for the years ended December 31, 2017 and 2016, respectively.
A significant portion of the Company’s Canadian operations purchase their inputs and packaging materials in U.S. dollars, resulting in higher costs when the U.S. dollar strengthens compared to the Canadian dollar. The Company estimates the impact on input costs (and Cost of sales) to be less than $2.0 million for each one cent change in the exchange rate between the U.S. and Canadian dollar.
Also impacted by foreign exchange is the translation of the Company’s Canadian and Italian financial statements. The Company recognized translation losses of $34.5 million for the year ended December 31, 2018 and gains of $32.2 million and $11.1 million for the years ended December 31, 2017 and 2016, respectively, as a component of Accumulated other comprehensive loss.
The U.S. dollar continued to strengthen compared to the Canadian dollar in 2018. The Canadian dollar exposure to revenue is greater than the exposure to input costs for Canadian produced products. As such, an unfavorable Canadian dollar leads to an unfavorable impact to the Company’s operating results. The average exchange rate for fiscal year 2018 compared to fiscal year 2017 between the U.S. and Canadian dollar has remained relatively flat year-over-year, while the exchange rate at December 31, 2018 shows that the U.S. dollar strengthened approximately 7.9% as compared to the rate at December 31, 2017.
The Company enters into foreign currency contracts due to the exposure to Canadian/U.S. dollar currency fluctuations on cross border transactions. The Company does not apply hedge accounting to these contracts and records them at fair value on the Consolidated Balance Sheets. The contracts are entered into for the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of December 31, 2018, the Company had $18.9 million of U.S. dollar foreign currency contracts outstanding.

Item 8.	Financial Statements and Supplementary Data
The Consolidated Financial Statements for 2018 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 14, 2019

We have served as the Company's auditor since 2005.

TREEHOUSE FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$164.3	$132.8
Receivables, net of allowance for doubtful accounts of $1.0 and $0.6	351.3	329.8
Inventories	839.7	918.3
Prepaid expenses and other current assets	61.8	103.8
Total current assets	1,417.1	1,484.7
Property, plant, and equipment, net	1,274.4	1,294.4
Goodwill	2,161.4	2,182.0
Intangible assets, net	700.2	773.0
Other assets, net	46.2	45.2
Total assets	$5,599.3	$5,779.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$577.9	$451.3
Accrued expenses	256.1	138.4
Current portion of long-term debt	1.2	10.1
Total current liabilities	835.2	599.8
Long-term debt	2,297.4	2,535.7
Deferred income taxes	154.2	178.4
Other long-term liabilities	170.6	202.1
Total liabilities	3,457.4	3,516.0
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.0 and 56.6 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(83.3)	(28.7)
Additional paid-in capital	2,135.8	2,107.0
Retained earnings	185.9	245.9
Accumulated other comprehensive loss	(97.1)	(61.5)
Total stockholders’ equity	2,141.9	2,263.3
Total liabilities and stockholders’ equity	$5,599.3	$5,779.3
See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales	$5,812.1	$6,307.1	$6,175.1
Cost of sales	4,856.7	5,226.7	5,049.0
Gross profit	955.4	1,080.4	1,126.1
Operating expenses:
Selling and distribution	378.4	402.3	404.8
General and administrative	280.0	298.4	340.0
Amortization expense	86.4	114.1	109.9
Impairment of goodwill and other intangible assets	—	549.7	352.2
Other operating expense, net	142.7	128.7	14.7
Total operating expenses	887.5	1,493.2	1,221.6
Operating income (loss)	67.9	(412.8)	(95.5)
Other expense (income):
Interest expense	114.6	126.8	119.2
Loss (gain) on foreign currency exchange	8.6	(5.0)	(5.6)
Other expense (income), net	29.5	(10.0)	(13.7)
Total other expense	152.7	111.8	99.9
Loss before income taxes	(84.8)	(524.6)	(195.4)
Income tax (benefit) expense	(23.4)	(238.4)	33.2
Net loss	$(61.4)	$(286.2)	$(228.6)

Net loss per basic share	$(1.10)	$(5.01)	$(4.10)
Net loss per diluted share	$(1.10)	$(5.01)	$(4.10)

Weighted average shares -- basic	56.0	57.1	55.7
Weighted average shares -- diluted	56.0	57.1	55.7
See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(61.4)	$(286.2)	$(228.6)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(34.5)	32.2	11.1
Pension and postretirement adjustment	—	7.6	1.0
Adoption of ASU 2018-02 reclassification to retained earnings	(1.1)	—	—
Other comprehensive (loss) income	(35.6)	39.8	12.1

Comprehensive loss	$(97.0)	$(246.4)	$(216.5)
See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance, January 1, 2016	43.1	$0.4	$1,207.2	$760.7	—	$—	$(113.4)	$1,854.9
Comprehensive income (loss):
Net loss	—	—	—	(228.6)	—	—	—	(228.6)
Other comprehensive income	—	—	—	—	—	—	12.1	12.1
Shares issued	13.3	0.2	834.9	—	—	—	—	835.1
Equity awards exercised	0.4	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	29.9	—	—	—	—	29.9
Balance, December 31, 2016	56.8	$0.6	$2,071.9	$532.1	—	$—	$(101.3)	$2,503.3
Comprehensive income (loss):
Net loss	—	—	—	(286.2)	—	—	—	(286.2)
Other comprehensive income	—	—	—	—	—	—	39.8	39.8
Treasury stock repurchases	—	—	—	—	(0.6)	(28.7)	—	(28.7)
Equity awards exercised	0.4	—	5.1	—	—	—	—	5.1
Stock-based compensation	—	—	30.0	—	—	—	—	30.0
Balance, December 31, 2017	57.2	$0.6	$2,107.0	$245.9	(0.6)	$(28.7)	$(61.5)	$2,263.3
Comprehensive income (loss):
Net loss	—	—	—	(61.4)	—	—	—	(61.4)
Other comprehensive loss	—	—	—	—	—	—	(34.5)	(34.5)
Treasury stock repurchases	—	—	—	—	(1.2)	(54.6)	—	(54.6)
Equity awards exercised	0.6	—	(3.6)	—	—	—	—	(3.6)
Stock-based compensation	—	—	32.4	—	—	—	—	32.4
Cumulative effect of accounting change	—	—	—	1.4	—	—	(1.1)	0.3
Balance, December 31, 2018	57.8	$0.6	$2,135.8	$185.9	(1.8)	$(83.3)	$(97.1)	$2,141.9
See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(61.4)	$(286.2)	$(228.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	258.3	287.6	288.3
Impairment of goodwill and other intangible assets	—	549.7	352.2
Stock-based compensation	32.4	30.0	29.9
(Gain) loss on divestitures	(14.3)	86.0	—
Deferred income taxes	(17.3)	(231.1)	(12.5)
Unrealized loss (gain) on derivative contracts	22.5	(2.3)	(14.1)
Other, net	19.2	4.2	(5.7)
Changes in operating assets and liabilities, net of effect of divestitures and acquisitions:
Receivables	(29.1)	103.3	(59.7)
Inventories	69.2	13.0	54.3
Prepaid expenses and other assets	38.4	(18.9)	(11.6)
Accounts payable, accrued expenses, and other liabilities	187.9	(29.3)	86.1
Net cash provided by operating activities	505.8	506.0	478.6
Cash flows from investing activities:
Additions to property, plant, and equipment	(173.8)	(159.7)	(175.2)
Additions to intangible assets	(22.4)	(26.1)	(11.8)
Acquisitions, less cash acquired	—	—	(2,644.4)
Proceeds from sale of fixed assets	6.0	8.4	1.7
Proceeds from divestitures	30.8	18.8	—
Other	(1.5)	(1.2)	(1.6)
Net cash used in investing activities	(160.9)	(159.8)	(2,831.3)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	108.7	676.9	241.3
Payments under Revolving Credit Facility	(108.7)	(846.9)	(424.3)
Proceeds from issuance of Term Loans	—	—	1,025.0
Proceeds from issuance of 2022 and 2024 Notes	—	—	775.0
Repurchases of 2022 and 2024 Notes	(196.2)	—	—
Proceeds from refinanced Term Loans	—	1,400.0	—
Payment on other long-term debt	—	(0.3)	—
Payments on capitalized lease obligations and other debt	(1.2)	(2.3)	(3.3)
Payment of deferred financing costs	(2.4)	(4.9)	(34.3)
Payments on Term Loans	(56.5)	(1,477.3)	(36.7)
Net proceeds from issuance of common stock	—	—	835.1
Repurchases of common stock	(54.6)	(28.7)	—
Receipts related to stock-based award activities	4.7	12.1	8.7
Payments related to stock-based award activities	(8.4)	(6.9)	(8.8)
Other	3.6	—	—
Net cash (used in) provided by financing activities	(311.0)	(278.3)	2,377.7
Effect of exchange rate changes on cash and cash equivalents	(2.4)	2.8	2.2
Net increase in cash and cash equivalents	31.5	70.7	27.2

Cash and cash equivalents, beginning of year	$132.8	$62.1	$34.9
Cash and cash equivalents, end of year	$164.3	$132.8	$62.1
Supplemental cash flow disclosures
Interest paid	$118.2	$115.4	$93.0
Net income taxes (refunded) paid	(7.0)	12.4	60.2
Non-cash investing activities:
Accrued purchase of property and equipment	$19.8	$19.3	$20.2
Accrued other intangible assets	6.1	3.2	8.3
See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2018, 2017, and 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its 100% owned direct and indirect subsidiaries (the “Company,” “TreeHouse,” “we,” “us,” or “our”). All intercompany balances and transactions are eliminated in consolidation.

In the first quarter of 2017, the Company completed changes in its organizational structure that resulted in a change in how the Company manages its business and allocates resources. As a result, the Company revised its reportable segments to reflect how management currently reviews financial information and allocates resources. See Note 21 for additional details. All prior period amounts have been recast to reflect the change in reportable segments.

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

Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2018 and 2017, $86.4 million and $49.4 million, respectively, represents cash and equivalents held in foreign jurisdictions, in local currencies, that are convertible into other currencies.

Inventories — Inventories are stated at the lower of cost or net realizable value. Pickle inventories are valued using the LIFO method, while all of our other inventories are valued using the FIFO method. The costs of finished goods inventories include raw materials, labor, and overhead costs.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
All amortization expense related to intangible assets is recorded in Amortization expense in the Consolidated Statements of Operations.

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

Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment (as of December 31) at the reporting unit level using income and market approaches, employing significant assumptions regarding growth, discount rates, and profitability at each reporting unit. Our estimates under the income approach are determined based on a discounted cash flow model. The market approach uses a market multiple methodology employing earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and applies a range of multiples to those amounts in determining the indicated fair value. In determining the multiples used in this approach, we obtain the multiples for selected peer companies using the most recent publicly available information. In determining the indicated fair value of each reporting unit, the Company concludes based on the income approach, and uses the market approach to corroborate, as the Company believes the income approach is the most reliable indicator of the fair value of the reporting units. The resulting value is then compared to the carrying value of each reporting unit to determine if impairment is necessary.

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

Employment-Related Benefits — We provide a range of benefits to our employees, including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates, and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate.

Workers' Compensation — The measurement of the liability for our cost of providing these benefits is largely based upon loss development factors that contemplate a number of variables, including claims history and expected trends. These loss development factors are based on industry factors and, along with the estimated liabilities, are developed by us in consultation with external insurance brokers and actuaries. Changes in loss development factors, claims history, and cost trends could result in substantially different results in the future.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes — The provision for income taxes includes federal, foreign, state, and local income taxes currently payable, and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.  We account for uncertain tax positions using a “more-likely-than-not” threshold.  A tax benefit from an uncertain tax position is recognized if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position, or the statute of limitations concerning such issues lapses.

Foreign Currency Translation and Transactions — The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies and intercompany debt that is not of a long-term investment nature are included in Loss (gain) on foreign currency exchange in the Consolidated Statements of Operations. Gains or losses resulting from intercompany debt that is designated a long-term investment are recorded as a separate component of Stockholders' equity in Accumulated other comprehensive loss.

Restructuring Expenses — Restructuring charges principally consist of severance and other employee separation costs, contract termination costs, accelerated depreciation, and certain long-lived asset impairments. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. One-time employee termination benefits for employee severance costs are expensed evenly starting at the communication date over the period during which the employee is required to render service to receive the severance. Ongoing benefit arrangements for employee severance costs are expensed when they become probable and reasonably estimable. Depreciation expense related to assets that will be disposed of or idled as a part of the restructuring activity is accelerated through the expected date of the asset shut down. Restructuring charges are incurred as a component of Operating income (loss).

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in General and administrative expense in our Consolidated Statements of Operations. Expenditures totaled $21.3 million, $30.8 million, and $29.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Advertising Costs —Advertising costs are expensed as incurred and reported in Selling and distribution expense of our Consolidated Statements of Operations.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Topic 606, which introduced a new framework to be used when recognizing revenue to reduce complexity and increase comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  Topic 606 supersedes the revenue recognition requirements under Topic 605 “Revenue Recognition”.  On January 1, 2018, we adopted Topic 606 using the modified retrospective method and elected to apply guidance retrospectively to all contracts that were not completed as of January 1, 2018.  Under the modified retrospective method, periods beginning January 1, 2018 are presented under Topic 606 while prior periods continue to be presented under Topic 605.  We have determined that the cumulative effect on net income and the opening balance sheet caused by adopting Topic 606 effective January 1, 2018 is immaterial.  See Note 4 for additional information on revenue recognition.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which revises how employers that sponsor defined benefit pension and other postretirement plans

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

present net periodic benefit cost. The ASU requires an employer to present the service cost component in the same income statement line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard requires adoption on a retrospective basis for the presentation of net benefit cost components. The Company adopted this standard as of January 1, 2018. Upon adoption, the Company recorded the service cost component of net benefit cost in Cost of sales and the other components of net benefit cost in Other expense (income), net of the Consolidated Statements of Operations.  The Company reclassified a total of $1.6 million of net benefit from operating income ($3.6 million of income from Cost of sales and $2.0 million of expense from General and administrative) to Other expense (income), net of the Consolidated Statements of Operations for the year ended December 31, 2017. The Company reclassified $1.3 million of net benefit cost from operating income ($0.7 million of expense from Cost of sales and $0.6 million of expense from General and administrative) to Other expense (income), net of the Consolidated Statements of Operations for the year ended December 31, 2016.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated AOCI, which allows an entity to elect to reclassify the deferred tax effects, including any related valuation allowance, resulting from the application of the Tax Act from AOCI to retained earnings.  The amendment in this ASU essentially eliminates the stranded deferred tax effects in AOCI resulting from the enactment of the Tax Act.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal income tax rate in the Tax Act is recognized.  The Company adopted this ASU in the first quarter of 2018 and elected to reclassify the deferred tax effects due to the decrease in the U.S. Federal statutory tax rate, primarily associated with its pension and postretirement activity, from AOCI to retained earnings.  The impact of adopting this ASU is outlined in Note 16.

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

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The ASU is effective for fiscal years ending after December 15, 2021 with early adoption permitted. The Company early adopted this ASU during the fourth quarter of 2018. See Note 17 for additional information.

Not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between existing GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (842), Targeted Improvements, which provides an additional transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to apply ASU No. 2016-02 on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected this transition approach and recognized the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019. The Company adopted the standards in the first quarter of 2019. The Company elected the package of

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

practical expedients permitted by the transition guidance and made an accounting policy election to keep short-term leases with an initial term of 12 months or less off its Consolidated Balance Sheets. As a result of adoption, the Company expects to recognize a lease liability and related right-of-use asset of approximately $175 million. The adoption of these ASU’s will not have an impact on the Company’s Consolidated Statements of Operations or Cash Flows. During the first quarter of 2019, the Company has substantially completed the implementation of a lease accounting system to enable the preparation of financial information and has implemented relevant accounting policies and internal controls surrounding the lease accounting process.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which simplifies hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. The new guidance is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company will adopt this ASU as of the first quarter of 2019 and does not expect a material impact upon adoption.

3. RESTRUCTURING PROGRAMS
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

The costs by activity for the Restructuring Programs are outlined below:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
TreeHouse 2020	$136.7	$57.7	$—
Structure to Win	45.1	—	—
Other restructuring and plant closing costs	4.2	30.0	21.0
Total Restructuring Programs	$186.0	$87.7	$21.0
Expenses associated with these programs are recorded in Cost of sales, General and administrative, and Other operating expense, net in the Consolidated Statements of Operations.  The Company does not allocate costs associated with Restructuring Programs to reportable segments when evaluating the performance of its segments.  As a result, costs associated with Restructuring Programs are not presented by reportable segment. See Note 21 for more information.

Below is a summary of costs by line item for the Restructuring Programs:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cost of sales	$25.7	$46.3	$7.9
General and administrative	4.3	—	—
Other operating expense, net	156.0	41.4	13.1
Total	$186.0	$87.7	$21.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the exit cost liability activity as of December 31, 2018:

	Severance	Multiemployer Pension Plan Withdrawal	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2017	$6.1	$0.8	$2.7	$9.6
Expenses recognized	35.2	—	3.0	38.2
Cash payments	(22.0)	(0.8)	(3.1)	(25.9)
Balance as of December 31, 2018	$19.3	$—	$2.6	$21.9

Liabilities recorded as of December 31, 2018 associated with total exit cost reserves relate to severance and lease termination costs. The severance and lease termination liabilities were included in Accrued expenses in the Consolidated Balance Sheets.
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

Facility Location	Date of Closure Announcement	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
					(In millions)
Dothan, Alabama	August 3, 2017	Partial closure completed in Q3 2018	Trail mix and snack nuts	Snacks	$11.8	$6.1
Brooklyn Park, Minnesota	August 3, 2017	Completed in Q4 2017	Dry dinners	Meals	16.1	9.6
Plymouth, Indiana	August 3, 2017	Completed in Q4 2017	Pickles	Condiments	9.3	3.8
Battle Creek, Michigan	January 31, 2018	Mid-2019	Ready-to-eat cereal	Meals	18.2	11.8
Visalia, California	February 15, 2018	Q1 2019	Pretzels	Baked Goods	22.1	8.8
					$77.5	$40.1
During the third quarter of 2018, the Company announced the closure of its Omaha, Nebraska office by January 31, 2019. Estimated costs to close are approximately $5.8 million, of which $4.3 million is expected to be in cash.

Below is a summary of the overall TreeHouse 2020 program costs by type:

	Year Ended December 31,		Cumulative Costs To Date	Total Expected Costs
	2018	2017
	(In millions)
Asset-related	$17.5	$38.3	$55.8	$63.0
Employee-related	40.8	9.1	49.9	77.0
Other costs	78.4	10.3	88.7	200.0
Total	$136.7	$57.7	$194.4	$340.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2018, asset-related primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost, severance, and retention; and other costs primarily consisted of consulting costs.  For the year ended December 31, 2017, asset-related costs primarily consisted of inventory write-downs and accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of consulting costs. Asset-related costs are included in Cost of sales while employee-related and other costs are primarily included in Other operating expense, net of the Consolidated Statements of Operations. There were no costs related to this program during the year ended December 31, 2016.
(2) Structure to Win
In the first quarter of 2018, the Company announced an operating expenses improvement program (“Structure to Win”) designed to align our organization structure with strategic priorities.  The program is intended to drive operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean customer focused go-to-market team, centralized supply chain, and streamlined administrative functions. This program is intended to run through 2019.

Below is a summary of costs by type associated with the Structure to Win program:

	Year Ended December 31, 2018	Cumulative Costs To Date	Total Expected Costs
	(In millions)
Asset-related	$2.2	$2.2	$4.3
Employee-related	22.3	22.3	22.4
Other costs	20.6	20.6	22.8
Total	$45.1	$45.1	$49.5

For the year ended December 31, 2018, asset-related costs primarily consisted of accelerated depreciation, employee-related costs primarily consisted of severance, including the estimated severance for the closure of the St. Louis, Missouri office, and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Consolidated Statements of Operations.  There were no costs related to this program during the years ended December 31, 2017 or 2016.
Other Restructuring and Plant Closing Costs — The Company continually analyzes its plant network to align operations with the current and future needs of its customers. Facility closure decisions are made when the Company identifies opportunities to lower production costs or eliminate excess manufacturing capacity while maintaining a competitive cost structure, service levels, and product quality. Expenses associated with facility closures are primarily aggregated in Other operating expense, net of the Consolidated Statements of Operations, with the exception of asset-related costs, which are recorded in Cost of sales. The key information regarding the Company’s announced facility closures is outlined in the table below.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Facility Location	Date of Closure Announcement	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
					(In millions)
City of Industry, California	November 18, 2015	Completed in Q3 2016	Liquid non-dairy creamer and refrigerated salad dressings	Beverages, Condiments	$6.8	$3.6
Ayer, Massachusetts	April 5, 2016	Completed in Q3 2017	Mayonnaise	Condiments	5.6	4.0
Azusa, California	May 24, 2016	Completed in Q3 2017	Bars and fruit snacks	Snacks	21.8	17.1
Ripon, Wisconsin	May 24, 2016	Completed in Q4 2016	Sugar wafer cookies	Baked Goods	0.8	1.0
Delta, British Columbia	November 3, 2016	Completed in Q1 2018	Frozen griddle products	Baked Goods	3.7	2.7
Battle Creek, Michigan	November 3, 2016	Mid-2019 (1)	Ready-to-eat cereal	Meals	10.4	2.2
					$49.1	$30.6

(1)
The downsizing of this facility began in January 2017 and was originally expected to last approximately 15 months. On January 31, 2018, the Company announced the full closure of this facility. The costs associated with the full closure are included in the TreeHouse 2020 section.

Below is a summary of costs by type associated with the other restructuring and plant closing costs:

	Year Ended December 31,			Cumulative Costs To Date	Total Expected Costs
	2018	2017	2016
	(In millions)
Asset-related	$1.3	$6.9	$7.2	$18.4	$18.5
Employee-related	—	3.1	6.2	10.4	11.3
Other closure costs	0.3	14.1	4.4	18.9	19.3
Total	$1.6	$24.1	$17.8	$47.7	$49.1
For the year ended December 31, 2018, asset-related costs primarily consisted of inventory dispositions. For the year ended December 31, 2017, asset-related costs consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of third-party costs. For the year ended December 31, 2016, asset-related costs consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of start-up costs to transition production. Asset-related costs are included in Cost of sales and employee-related and other closure costs are recorded in Other operating expense, net in the Consolidated Statements of Operations.

Other cost reduction activities not related to our plant closings above totaled $2.6 million, $5.9 million, and $3.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. These charges were primarily the result of a Private Brands plant closure initiated prior to TreeHouse’s acquisition and severance-related costs.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. REVENUE RECOGNITION

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method. See Note 2 for additional information.  As a result of the adoption of Topic 606, we have updated our accounting policy for revenue recognition as follows:

Nature of Products

We manufacture and sell the following:

•	private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;

•	private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;

•	branded products under our own proprietary brands, primarily on a regional basis to retailers;

•	branded products under co-pack agreements to other major branded companies for their distributions; and

•	products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.

Disaggregation of Revenue

Segment revenue disaggregated by product category groups are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Retail bakery	$685.5	$713.7	$663.2
Baked products	699.8	690.2	625.0
Total Baked Goods	1,385.3	1,403.9	1,288.2
Beverages	708.0	745.4	662.4
Beverage enhancers	300.4	328.0	310.7
Total Beverages	1,008.4	1,073.4	973.1
Dressings and sauces	958.2	979.0	940.7
Pickles	294.3	321.6	317.4
Total Condiments	1,252.5	1,300.6	1,258.1
Pasta and dry dinners	529.5	571.8	548.7
Cereals and other meals (1)	510.5	617.4	786.4
Total Meals	1,040.0	1,189.2	1,335.1
Snack nuts	762.8	910.2	803.5
Trail mix and bars	363.1	424.3	517.1
Total Snacks	1,125.9	1,334.5	1,320.6
Unallocated net sales (2)	—	5.5	—
Total net sales	$5,812.1	$6,307.1	$6,175.1
(1) On May 22, 2017, the Company sold the soup and infant feeding business ("SIF"). Included within this category was $59.5 million of SIF related sales for the twelve months ended December 31, 2017.
(2) Represents product recall reimbursements that were received during the twelve months ended December 31, 2017.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The performance obligations in our contracts are satisfied within one year. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of December 31, 2018.

Significant Payment Terms

Our customer contracts identify the product, quantity, price, payment terms, and final delivery terms.  Payment terms usually include early pay discounts.  We grant payment terms consistent with industry standards. Although some payment terms may be more extended, no terms beyond one year are granted at contract inception.  As a result, we do not adjust the promised amount of consideration for the effects of a significant financing component because the period between our transfer of a promised good or service to a customer and the customer’s payment for that good or service will be one year or less.

Shipping

Shipping and handling costs associated with outbound freight are included within Selling and distribution expenses and are accounted for as a fulfillment cost as incurred, including shipping and handling costs after control over a product has transferred to a customer. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $232.8 million, $220.8 million, and $198.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Taxes

Any taxes collected on behalf of government authorities are excluded from net revenues.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Balances

Contract asset and liability balances as of December 31, 2018 are immaterial.  The Company does not have significant deferred revenue or unbilled receivable balances arising from transactions with customers.

Contract Costs

We have identified certain incremental costs to obtain a contract, primarily sales commissions, requiring capitalization under Topic 606.  The Company continues to expense these costs as incurred because the amortization period for the costs would be one year or less.  The Company does not incur significant fulfillment costs requiring capitalization.

Impact of Adoption

The Company adopted Topic 606 on a modified retrospective basis on January 1, 2018.  As a result of adoption, the Company reclassified $56.9 million of certain customer liabilities related to customer trade promotional activity from Receivables, net to Accrued expenses as of January 1, 2018.  Prior periods presented in this Form 10-K were not reclassified as the Company selected the modified retrospective transition method. There were no material impacts to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows upon adoption.

5. ACQUISITIONS

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

The Private Brands Business acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our Consolidated Financial Statements from the date of acquisition in the Baked Goods, Condiments, Meals, and Snacks segments. Included in the Company’s Consolidated Statements of Operations are the Private Brands Business’s net sales of approximately $2,992.9 million and income before income taxes of $117.3 million from the date of acquisition through December 31, 2016. Integration costs of $9.7 million, which were included in Cost of sales and General and administrative expense of the Consolidated Statements of Operations for the year ended December 31, 2016, were included in determining income before income taxes.

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

The Company allocated $496.1 million to customer relationships with retail grocery customers, which have an estimated life of 13 years, and $14.8 million to customer relationships with food away from home customers, which have an estimated life of 10 years. The Company allocated $33.0 million to trade names, which have an estimated life of 10 years. The Company allocated $23.2 million to formulas, which have an estimated life of 5 years. The Company allocated $19.6 million to capitalized software with estimated lives of 1 to 5 years, depending on expected use. The aforementioned intangibles will be amortized over their expected useful lives. Indemnification assets related to taxes of approximately $13.8 million were also recorded. The Company increased the cost of acquired inventories by approximately $8.4 million and expensed the amount as a component of Cost of sales. The Company has allocated $555.6 million, $1.1 million, $73.3 million, $413.3 million, and $97.9 million of goodwill to the Baked Goods, Beverages, Condiments, Meals, and Snacks segments, respectively. Goodwill arises principally as a result of expansion opportunities and synergies across both new and legacy product categories. None of the goodwill resulting from this acquisition is tax deductible. The Company incurred approximately $35.2 million in acquisition costs in 2016 and none in 2017 or 2018. These costs are included in General and administrative expense of the Consolidated Statements of Operations.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year Ended
December 31, 2016
(In millions, except per share data)
Pro forma net sales	$6,499.1
Pro forma net loss	$(206.9)
Pro forma basic loss per common share	$(3.65)
Pro forma diluted loss per common share	$(3.65)

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

The outstanding amount of accounts receivable sold under the Receivables Sales Agreement was $177.0 million and $74.6 million as of December 31, 2018 and December 31, 2017, respectively. The proceeds from these sales of receivables are included within the change in receivables in the operating activities section of the Consolidated Statements of Cash Flows. The recorded loss on sale of receivables is $3.8 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively, and is included in Other expense (income), net in the Consolidated Statements of Operations.

The Company has no retained interest in the receivables sold under the program above, however the Company does have collection and administrative responsibilities for the sold receivables. As of December 31, 2018, the Company had collected $119.3 million of cash from customers which was not yet remitted to the third-party financial institution. This amount was included in Accounts payable in the Consolidated Balance Sheets. There were no amounts collected but not yet remitted as of December 31, 2017. The Company has not recorded any servicing assets or liabilities as of December 31, 2018 as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

7. INVENTORIES

	December 31,
	2018	2017
	(In millions)
Raw materials and supplies	$390.8	$416.5
Finished goods	473.0	530.0
LIFO reserve	(24.1)	(28.2)
Total inventories	$839.7	$918.3

Approximately $67.8 million and $92.9 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2018 and 2017, respectively. The LIFO reserve reflects the excess of the current cost of LIFO inventories at December 31, 2018 and 2017, over the amount at which these inventories were valued on the Consolidated Balance Sheets.

In the first quarter of 2018, the Company changed the inventory costing methodology for a portion of the Snacks segment from weighted average cost to FIFO.  The FIFO costing method was preferable to the prior method used as it aligns all of the Snacks inventory costing with the majority of the Company, allows for more accurate matching of revenues and expenses, and is a more common industry practice.  The change in costing methodology was not material to the presented periods.  As such, prior period information was not retrospectively revised, and the impact of the change was recorded in the period ended March 31, 2018.  After this change in costing methodology, the Company does not have any inventory accounted for under the weighted average costing method.

Due in part to the closure of the Plymouth, Indiana pickle facility and lower overall inventory levels, the Company has reduced the quantity of LIFO inventory on hand during 2018, resulting in a liquidation of inventory carried at lower costs from prior

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

years. The LIFO liquidation resulted in a reduction to Cost of sales of $4.1 million during 2018. There were no LIFO liquidations during 2017.

8. PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2018	2017
	(In millions)
Land	$70.6	$69.8
Buildings and improvements	461.4	454.6
Machinery and equipment	1,341.2	1,310.2
Construction in progress	119.2	93.8
Total	1,992.4	1,928.4
Less accumulated depreciation	(718.0)	(634.0)
Property, plant, and equipment, net	$1,274.4	$1,294.4

Depreciation expense was $171.9 million, $173.5 million, and $178.4 million in 2018, 2017, and 2016, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	Baked Goods	Beverages	Condiments	Meals	Snacks	Total
	(In millions)
Balance at January 1, 2017	$554.2	$713.2	$444.6	$470.6	$609.5	$2,792.1
Accumulated impairment	—	—	(11.5)	—	(333.4)	(344.9)
Purchase price adjustments	1.4	—	0.2	1.1	0.3	3.0
Impairment losses	—	—	—	—	(276.4)	(276.4)
Foreign currency translation	—	3.5	4.7	—	—	8.2
Balance at December 31, 2017	555.6	716.7	438.0	471.7	—	2,182.0
Divestiture	—	—	—	(10.6)	—	(10.6)
Foreign currency translation	—	(4.2)	(5.8)	—	—	(10.0)
Balance at December 31, 2018	$555.6	$712.5	$432.2	$461.1	$—	$2,161.4

The Company performed the annual impairment assessment on goodwill as of December 31, 2018, noting no impairment losses.

Upon completion of the annual goodwill impairment analysis as of December 31, 2017, the Company recorded impairment losses of $276.4 million related to the Snacks reporting unit. This reporting unit did not achieve the forecasted results for the year ended December 31, 2017. The Company finalized its budgeting process in the fourth quarter which resulted in reduced future revenue and profitability expectations. The primary factor impacting the future revenue and profitability expectations for the Snacks reporting unit was competitive pressures.  These changes in expectations and the related reductions in discounted future cash flows resulted in book values that exceeded the fair values for these reporting units, which required the recognition of impairment losses. The Company early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, during the fourth quarter of 2017; therefore, the income approach was used to calculate the impairment. This approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our estimates using the best information available at the time.

Upon completion of the annual goodwill impairment analysis as of December 31, 2016, the Company recorded impairment losses of $333.4 million and $11.5 million related to the Snacks and Condiments reporting units, respectively. These reporting units did not achieve their forecasted results for the year ended December 31, 2016, and after finalizing the budgeting process in the fourth quarter of 2016, resulted in reduced future revenue and profitability expectations due to competitive pressures.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The goodwill impairment losses are included in Impairment of goodwill and other intangible assets of the Consolidated Statements of Operations. No other instances of goodwill impairment were identified in connection with annual impairment tests.

Approximately $430.0 million of goodwill is deductible for tax purposes.

Indefinite-lived Intangible Assets

The Company has $21.4 million and $22.8 million of trademarks with indefinite lives as of December 31, 2018 and 2017, respectively.

The Company performed the annual impairment assessment on indefinite-lived intangibles as of December 31, 2018 and 2017, resulting in no impairment losses.

Upon completion of the annual indefinite lived intangibles analysis as of December 31, 2016, the Company recorded a $3.6 million impairment loss related to the Saucemarker® trademark, which was included in Impairment of goodwill and other intangible assets of the Consolidated Statements of Operations. The impairment loss was determined using the relief from royalty method, and resulted from the reduced revenue and profitability expectations related to the Condiments reporting unit, as described above. The Company also changed the classification of this trademark from indefinite lived to finite lived. No other impairments were identified related to indefinite lived intangibles.

Finite-lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets, with finite lives, as of December 31, 2018 and 2017 are as follows.

	December 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment Losses	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$954.3	$(387.9)	$566.4	$1,265.4	$(361.4)	$(273.3)	$630.7
Contractual agreements	3.0	(3.0)	—	3.0	(3.0)	—	—
Trademarks	59.1	(27.6)	31.5	69.6	(28.7)	—	40.9
Formulas/recipes	33.7	(23.5)	10.2	33.8	(18.3)	—	15.5
Computer software	155.3	(84.6)	70.7	137.8	(74.7)	—	63.1
Total finite lived intangibles	$1,205.4	$(526.6)	$678.8	$1,509.6	$(486.1)	$(273.3)	$750.2

In the fourth quarter of 2017, the Company determined the carrying value of certain long-lived assets may not be recoverable due to the decline in forecasted future cash flows in the Snacks segment. As a result, we evaluated long-lived assets for impairment and determined that the book value of the customer-related assets in the Snacks segment were not recoverable. The customer-related assets were determined to have no fair value using an excess earnings approach and an impairment charge of $273.3 million was recorded on all remaining Snacks segment customer-related assets. The excess earnings approach calculates the Company’s earnings above an expected return on the Company’s tangible assets. This approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our earnings estimates using the best information available at the time. No other impairments were identified related to the remaining long-lived assets of asset groups. The impairment is included in Impairment of goodwill and other intangible assets of the Consolidated Statements of Operations.

In 2016, the Company recorded a $3.8 million impairment loss related to the Amport® trademark, which is included in the Impairment of goodwill and other intangible assets line of the Consolidated Statements of Operations. The Amport® trademark was related to the Snacks segment. The impairment loss was determined using the relief from royalty method and resulted from

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the transition of certain products previously sold under this trademark to the Goodfields® trademark in the fourth quarter of 2016.

No other impairments were identified related to finite lived intangibles.

Estimated amortization expense on intangible assets for the next five years is as follows:

(In millions)
2019	$85.4
2020	83.2
2021	74.0
2022	70.1
2023	65.8

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

10. ACCRUED EXPENSES

Accrued expenses consist of:

	December 31, 2018	December 31, 2017
Payroll and benefits	$111.8	$59.9
Trade promotion liabilities (1)	45.7	—
Interest	19.1	23.8
Taxes	9.9	7.4
Health insurance, workers' compensation, and other insurance costs	29.1	28.7
Marketing expenses	9.9	10.4
Other accrued liabilities	30.6	8.2
Total	$256.1	$138.4

(1) The Trade promotion liabilities relate to a reclassification of certain customer liabilities related to customer trade promotional activity from accounts receivable to current liabilities due to the adoption of Topic 606. See Note 4 for more information.

11. INCOME TAXES
The components of loss before income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Domestic	$(99.7)	$(544.4)	$(190.6)
Foreign	14.9	19.8	(4.8)
Loss before income taxes	$(84.8)	$(524.6)	$(195.4)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the 2018, 2017, and 2016 provision for income taxes:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Federal	$(20.0)	$(17.6)	$33.7
State	5.0	(0.4)	4.5
Foreign	8.9	10.7	7.5
Total current	(6.1)	(7.3)	45.7
Deferred:
Federal	(5.2)	(214.3)	(5.0)
State	(7.9)	(15.4)	(0.2)
Foreign	(4.2)	(1.4)	(7.3)
Total deferred	(17.3)	(231.1)	(12.5)
Total income tax expense	$(23.4)	$(238.4)	$33.2
The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Operations:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Tax at statutory rate	$(17.8)	$(183.7)	$(68.4)
State income taxes	(1.7)	(10.3)	2.8
Tax benefit of cross-border intercompany financing structure	(2.3)	(3.9)	(3.8)
Domestic production activities deduction	—	(0.4)	(5.1)
Disallowed officers' compensation	6.3	0.5	0.6
Excess tax benefits related to stock-based compensation	1.0	(2.4)	(3.9)
Section 956 inclusion, Section 78 Gross-Up	(0.2)	13.2	—
Goodwill impairment	—	91.8	112.0
Gain/loss on divestiture	2.2	—	—
Remeasurement of deferred tax assets/liabilities	(1.0)	(113.9)	—
Transition tax	(0.4)	9.6	—
Foreign tax credit	(0.1)	(29.7)	—
Other tax credits	(1.3)	(0.8)	(0.7)
Valuation allowance	(1.1)	3.5	—
Uncertain tax positions	(9.1)	(3.9)	(2.7)
Other, net	2.1	(8.0)	2.4
Total provision for income taxes	$(23.4)	$(238.4)	$33.2

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2018	2017
	(In millions)
Deferred tax assets:
Pension and postretirement benefits	$18.0	$19.9
Accrued liabilities	33.9	26.8
Stock compensation	12.0	13.3
Inventory reserves	3.7	9.4
Interest limitation carryover	13.3	—
Loss and credit carryovers	45.0	62.2
Other	17.5	11.4
Total deferred tax assets	143.4	143.0
Valuation allowance	(15.1)	(14.9)
Total deferred tax assets, net of valuation allowance	128.3	128.1
Deferred tax liabilities:
Fixed assets and intangible assets	(282.5)	(306.5)
Total deferred tax liabilities	(282.5)	(306.5)
Net deferred income tax liability	$(154.2)	$(178.4)
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable earnings, the transition of U.S international taxation from a worldwide tax system to a territorial system, allowing for the full expensing of certain qualified property and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.
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
For the period ended December 31, 2017, the Company recorded a provisional net tax benefit of $104.2 million primarily consisting of (1) a $108.4 million benefit related to adjustments to our net deferred tax liability and (2) a $9.6 million expense related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.  During the year ended December 31, 2018, the Company recorded a $0.7 million adjustment to its provisional tax benefit consisting of (1) a $0.3 million benefit related to adjustments to our net deferred tax liability and (2) a $0.4 million benefit related to the one-time transition tax. As of December 31, 2018, the measurement period under SAB 118 has ended and the Company considers all provisional amounts to be final.
The Tax Act also created a new requirement that certain income (i.e., Global Intangible Low Taxed Income or “GILTI”) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder.  The Company has elected to treat taxes related to GILTI as a current-period expense when incurred. The impact of GILTI on the Company’s income tax provision for the year ended December 31, 2018 was not material.
The Company has income tax net operating loss carryforwards related to its domestic and international operations which have a 20 year definite life. The Company has recorded a deferred tax asset of $7.5 million reflecting the benefit of $30.0 million in loss carryforwards. All of the loss carryforwards expire between 2033 and 2038. The Company has recorded a deferred tax asset of $14.3 million reflecting the benefit of foreign tax credit carryforwards. The foreign tax credits have a 10 year life and expire in 2027. The Company also has state net operating loss and income tax credit carryforwards. The Company has recorded a deferred tax asset of $7.7 million reflecting the benefit of state net operating losses of $259.4 million. The state net operating loss carryforwards have a 5 to 20 year life and expire between 2019 and 2037. The Company has recorded a deferred tax asset of $12.5 million reflecting the benefit of state tax credit carryforwards. The state income tax credits have a 5 to 15 year life and expire between 2019 and 2032.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has recorded a valuation allowance of $15.1 million and $14.9 million for the years ended December 31, 2018 and 2017, respectively. The Company assessed the realizability of its deferred tax assets and has determined that certain foreign non-capital loss carryforwards, state net operating loss carryforwards, and state tax credit carryforwards will more likely than not expire unused.
The Company or one of its subsidiaries files income tax returns in the U.S., Canada, Italy, and various U.S. states. In the U.S. federal jurisdiction, the Company is open to examination for the tax year ended December 31, 2016 and forward; for Canadian purposes, the Company is open to examination for the tax year ended December 31, 2011 and forward; for Italian purposes, the Company is open to examination for the tax years ended September 30, 2012 and forward; and for the various U.S. states the Company is generally open to examination for the tax year ended December 31, 2013 and forward.
The Internal Revenue Service (“IRS”) completed their examination of the TreeHouse Foods, Inc. & Subsidiaries’ 2015 tax year, resulting in an insignificant impact to income tax expense during the first quarter of 2018.  Our Canadian operations are under exam by the Canadian Revenue Agency (“CRA”) for tax years 2011 through 2015. These examinations are expected to be completed in 2019. The Italian Agency of Revenue (“IAR”) is examining the 2007 through 2009 and 2013 tax years of our Italian operations. The IAR examinations are not expected to be completed prior to 2020 due to a backlog of appeals before the agency. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2019.
During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Unrecognized tax benefits beginning balance	$26.4	$31.4	$19.5
Additions (reductions) based on tax positions related to the current year	—	1.1	—
Additions (reductions) based on tax positions of prior years	(0.6)	0.4	1.8
Additions resulting from acquisitions	—	—	14.4
Reductions due to statute lapses	(8.3)	(4.6)	(4.2)
Reductions related to settlements with taxing authorities	—	(2.0)	—
Foreign currency translation	(0.2)	0.1	(0.1)
Unrecognized tax benefits ending balance	$17.3	$26.4	$31.4
Unrecognized tax benefits are included in Other long-term liabilities of the Consolidated Balance Sheets. Of the amount accrued at December 31, 2018 and 2017, $4.1 million and $5.7 million, respectively, would impact net income when settled. Of the amounts accrued at December 31, 2018 and 2017, $12.9 million and $20.7 million, respectively, relates to unrecognized tax benefits assumed in prior acquisitions, which have been indemnified by the previous owners.
Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $3.8 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $1.0 million of the $3.8 million would affect net income when settled.
The Company recognizes interest expense (income) and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2018, 2017, and 2016, the Company recognized $(0.6) million, $1.2 million, and $0.8 million of interest and penalties in income tax expense, respectively. The Company has accrued approximately $4.6 million and $5.5 million for the payment of interest and penalties at December 31, 2018 and 2017, respectively, of which $4.4 million and $5.3 million is indemnified.
During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of foreign earnings subject to a low effective tax rate. For the years ended December 31, 2018 and 2017, the Company recognized a tax benefit of approximately $2.3 million and $3.9 million, respectively, related to this item.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. LONG-TERM DEBT

	December 31,
	2018	2017
	(In millions)

Term Loan A	$488.8	$498.8
Term Loan A-1	851.2	897.8
2022 Notes	375.9	400.0
2024 Notes	602.9	775.0
Other debt	2.5	3.1
Total outstanding debt	2,321.3	2,574.6
Deferred financing costs	(22.7)	(28.8)
Less current portion	(1.2)	(10.1)
Total long-term debt	$2,297.4	$2,535.7

The scheduled maturities of outstanding debt, excluding deferred financing costs, at December 31, 2018 are as follows (in millions):

2019	$1.2
2020	14.4
2021	14.3
2022	390.1
2023	829.3
Thereafter	1,072.0
Total outstanding debt	$2,321.3

During the year ended December 31, 2018, the Company repurchased $24.1 million and $172.1 million of its 2022 Notes and 2024 Notes, respectively.  The Company wrote off $2.4 million of debt issuance costs and recorded a loss on debt extinguishment of $4.2 million related to the repurchases, recorded within Interest expense and Other expense (income), net of the Consolidated Statement of Operations, respectively. There were no amounts repurchased during the year ended December 31, 2017.

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

The Company’s average interest rate on debt outstanding under its Credit Agreement for the year ended December 31, 2018 was 3.97%. Including the impact of the interest rate swap agreements in effect as of December 31, 2018, the average rate decreased to 3.24%.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving Credit Facility — As of December 31, 2018, $719.7 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of December 31, 2018, there were $30.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under the Revolving Credit Facility. The interest rates applicable to the Revolving Credit Facility are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) LIBOR, plus a margin ranging from 1.20% to 1.70%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.20% to 0.70%. The unused fee on the Revolving Credit Facility is also based on the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and accrues at a rate ranging from 0.20% to 0.35%.

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect domestic subsidiaries: Bay Valley Foods, LLC; Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; Flagstone Foods, Inc., Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Company.; Nutcracker Brands, Inc.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future, which are collectively known as the “Guarantor Subsidiaries.” The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 5.25 to 1.0 (or no greater than 4.5 to 1.0 for a measurement period that includes a fiscal quarter in which the Company entered into a permitted acquisition), The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75.0 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

Term Loan A — On December 1, 2017, the Company entered into a $500 million term loan which amended and extended the Company’s existing term A loan. The maturity date is January 31, 2025. The interest rates applicable to Term Loan A are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) LIBOR, plus a margin ranging from 1.675% to 2.175%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.675% to 1.175%. Principal amortization payments are due on a quarterly basis and interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under Term Loan A. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Interest Rate Swap Agreements — In June 2016 and February 2018, the Company entered into $500 million and $1,625 million, respectively, of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. The swaps cover a period through February 28, 2025.

Fair Value - At December 31, 2018, the aggregate fair value of the Company's total debt was $2,311.3 million and its carrying value was $2,318.8 million. At December 31, 2017, the aggregate fair value of the Company's total debt was $2,611.7 million and its carrying value was $2,571.6 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair values of the Company's 2022 Notes and 2024 Notes were estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

Capital Lease Obligations and Other — The Company owes $2.5 million related to capital leases. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed.

Deferred financing costs – As of December 31, 2018 and December 31, 2017, deferred financing costs of $22.7 million and $28.8 million were included as a direct deduction from outstanding long-term debt. Fees associated with the Revolving Credit Facility are presented in Other assets, net.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. STOCKHOLDERS' EQUITY

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

Share Repurchase Authorization
On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company was authorized to enter into an administrative repurchase plan for $50 million of the $400 million in fiscal 2018. The administrative repurchase plan expired as of December 31, 2018. The Company continues to have the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization. Any shares repurchased will be held as treasury stock.

For the year ended December 31, 2018, the Company repurchased approximately 1.2 million shares of common stock for a total of $54.6 million. For the year ended December 31, 2017, the Company repurchased approximately 0.6 million shares of common stock for a total of $28.7 million.

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share data)
Net loss	$(61.4)	$(286.2)	$(228.6)

Weighted average common shares outstanding	56.0	57.1	55.7
Assumed exercise/vesting of equity awards (1)	—	—	—
Weighted average diluted common shares outstanding	56.0	57.1	55.7

Net loss per basic share	$(1.10)	$(5.01)	$(4.10)
Net loss per diluted share	$(1.10)	$(5.01)	$(4.10)

(1)
Incremental shares from equity awards are computed by the treasury stock method. For the years ended December 31, 2018, 2017, and 2016, weighted average common shares outstanding is the same for the computations of basic and diluted shares because the Company had a net loss for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.7 million, 1.6 million, and 1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. STOCK-BASED COMPENSATION
The Board of Directors adopted, and the Company’s Stockholders approved, the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The number of shares authorized to be awarded under the Plan is approximately 16.1 million, of which approximately 4.6 million remain available at December 31, 2018.
Loss before income taxes for the years ended December 31, 2018, 2017, and 2016 includes stock-based compensation expense for employees and directors of $32.4 million, $30.0 million, and $29.9 million, respectively. The tax benefit recognized related to the compensation cost of these share-based awards was approximately $8.2 million, $11.1 million, and $10.9 million for 2018, 2017, and 2016, respectively.
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
The Company estimates that certain key executives and all directors will complete the required service conditions associated with their awards. For all other employees, the Company estimates its forfeiture rate based on historical experience.
Stock Options — The following table summarizes stock option activity during 2018:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at January 1, 2018	2,099	$71.46	6.1	$5.9
Granted	—	—
Forfeited	(130)	87.99
Exercised	(196)	24.06
Expired	(53)	83.32
Outstanding, at December 31, 2018	1,720	75.24	4.8	1.1
Vested/expected to vest, at December 31, 2018	1,694	75.10	4.7	1.1
Exercisable, at December 31, 2018	1,511	73.60	4.4	1.1

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Compensation expense	$5.5	$8.8	$7.2
Intrinsic value of stock options exercised	3.8	12.1	6.9
Tax benefit recognized from stock option exercises	0.7	4.6	2.5
Future compensation costs related to unvested options totaled $2.8 million at December 31, 2018 and will be recognized over the remaining vesting period of the grants, which averages 1.1 years. The weighted average grant date fair value of options granted in 2017 and 2016 was $25.56 and $25.89, respectively. There were no options granted in 2018.
Stock options granted under the plan generally have a three year vesting schedule, vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock options are valued using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities of the Company’s stock price. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based our expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. Under this approach the expected term is 6.0 years. The assumptions used to calculate the value of the stock option awards granted in 2017 and 2016 are presented as follows (no stock options were granted in 2018):

	2017	2016
Weighted average expected volatility	26.74%	25.15%
Weighted average risk-free interest rate	2.07%	1.19%
Expected dividends	—%	—%
Expected term	6.0 years	6.0 years
Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of December 31, 2018, the amount of director restricted stock units that have been earned and deferred totaled 91,400 units.
The following table summarizes the restricted stock unit activity during the year ended December 31, 2018:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at January 1, 2018	547	$85.41	117	$60.21
Granted	658	38.72	38	39.01
Vested	(323)	74.11	(25)	61.20
Forfeited	(197)	63.22	(1)	84.66
Outstanding, at December 31, 2018	685	52.20	129	53.75

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Compensation expense	$20.3	$22.0	$17.3
Fair value of vested restricted stock units	16.6	14.0	16.3
Tax benefit recognized from vested restricted stock units	2.5	5.1	5.7
Future compensation costs related to restricted stock units are approximately $19.2 million as of December 31, 2018 and will be recognized on a weighted average basis over the next 1.8 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.
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
On June 26, 2018, based on achievement of operating performance measures, 79,910 performance units were converted into 18,139 shares of common stock, an average conversion ratio of 0.23 shares for each performance unit.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 31, 2018, pursuant to the terms of the amended employment agreement with our former Chief Executive Officer, 130,720 performance units were converted into 130,720 shares of common stock.
The following table summarizes the performance unit activity during the year ended December 31, 2018:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at January 1, 2018	264	$86.13
Granted	141	38.27
Vested	(149)	61.84
Forfeited	(80)	79.52
Unvested, at December 31, 2018	176	71.49

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Compensation expense	$6.6	$(0.8)	$5.4
Fair value of vested performance units	7.6	7.8	8.0
Tax benefit recognized from performance units vested	0.1	2.5	4.1
Future compensation costs related to the performance units are estimated to be approximately $2.4 million as of December 31, 2018, and are expected to be recognized over the next 2.1 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at January 1, 2016	$(100.5)	$(12.9)	$(113.4)
Other comprehensive income	11.1	—	11.1
Reclassifications from accumulated other comprehensive loss (3)	—	1.0	1.0
Other comprehensive income	11.1	1.0	12.1
Balance at December 31, 2016	(89.4)	(11.9)	(101.3)
Other comprehensive income	32.2	1.5	33.7
Reclassifications from accumulated other comprehensive loss (3)	—	6.1	6.1
Other comprehensive income	32.2	7.6	39.8
Balance at December 31, 2017	(57.2)	(4.3)	(61.5)
Other comprehensive loss	(34.5)	(0.5)	(35.0)
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Reclassifications from accumulated other comprehensive loss - Adoption of ASU 2018-02	—	(1.1)	(1.1)
Other comprehensive loss	(34.5)	(1.1)	(35.6)
Balance at December 31, 2018	$(91.7)	$(5.4)	$(97.1)

(1)	The tax impact of the foreign currency translation adjustment was insignificant for the year ended December 31, 2018. There was no tax impact for the years ended December 31, 2017 or 2016.

(2)
The unrecognized pension and postretirement benefits reclassification is presented net of tax of $0.2 million, $4.7 million, and $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(3)	Refer to Note 17 for additional information regarding these reclassifications.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Defined Contribution Plans — Certain of our non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. For 2018, 2017, and 2016, the Company made matching contributions to the plan of $21.6 million, $22.1 million, and $18.7 million, respectively.
Multiemployer Pension Plans — The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multiemployer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. The Company partially withdrew from the Western Conference of Teamsters Pension Trust Plan as a result of the closure of our City of Industry, California facility during 2016, which was announced in November 2015. An estimated partial withdrawal liability of approximately $0.8 million was accrued as of December 31, 2017. No amounts were accrued as of December 31, 2018. No other liabilities were established, as withdrawal from the remaining plans is not probable. In December 31, 2018, 2017, and 2016, the contributions to these plans, excluding withdrawal payments, were $3.3 million, $3.3 million, and $3.2 million, respectively.
The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2018 and 2017 is for the plan’s years ended December 31, 2017, and 2016, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject. The Company began participating in the Bakery and Confectionery Union and Industry International Pension Fund and the Retail, Wholesale and Department Store International Union and Industry Pension Fund in 2016 as a result of the acquisition of the Private Brands Business. There have been no other significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Pension Protection Act Zone Status			TreeHouse Foods				Expiration Date
	EIN	Plan	Plan Year Ended December 31,		FIP Implemented	Contributions (in millions)			Surcharge Imposed	Of Collective Bargaining
Plan Name	Number	Number	2017	2016	(yes or no)	2018	2017	2016	(yes or no)	Agreement(s)
Bakery and Confectionery
Union and Industry										12/4/2020
International Pension Fund	52-6118572	1	Red	Red	Yes	$1.4	$1.7	$1.4	Yes	7/25/2020
Central States Southeast and
Southwest Areas Pension
Fund	36-6044243	1	Red	Red	Yes	0.8	0.7	0.7	No	12/27/2019
Retail, Wholesale and
Department Store
International Union and
Industry Pension Fund	63-708442	1	Red	Red	Yes	0.6	0.5	0.5	Yes	6/15/2019
Rockford Area Dairy
Industry Local 754, Intl.
Brotherhood of Teamsters
Retirement Pension Plan	36-6067654	1	Green	Green	No	0.5	0.4	0.4	No	4/30/2021
Western Conference of
Teamsters Pension Fund	91-6145047	1	Green	Green	No	0.8	(1.0)	0.2	No	(1)

(1)	As described above, the Company closed the City of Industry, California facility during 2016. As a result, there is no collective bargaining agreement related to this plan.
The Company was listed in the following plan’s Form 5500 as providing more than 5.0% of the total contributions for the following plan and plan years:

Years Contribution to Plan Exceeded
5% of Total Contributions
Plan Name:	(as of December 31 of the Plan's Year-End)
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	2018, 2017, and 2016
Defined Benefit Pension Plans —The Company established a tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to eligible salaried, non-union, and union employees not covered by a multiemployer pension plan. We also retain investment consultants to assist our Investment Committee with formulating a long-term investment policy for the master trust. The expected long-term rate of return on assets is based on projecting long-term market returns for the various asset classes in which the plan’s assets are invested, weighted by the target asset allocations. The estimated ranges are primarily based on observations of historical asset returns and their historical volatility. In determining the expected returns, we also consider consensus forecasts of certain market and economic factors that influence returns, such as inflation, gross domestic product trends, and dividend yields. Active management of the plan assets may result in adjustments to the historical returns. We review the rate of return assumption annually. A curtailment gain of $1.4 million was recorded in 2017 reflecting the freeze of several defined benefit pension plans.
During 2017, a lump sum settlement window was offered to approximately 1,474 terminated, vested participants in the U.S. Pension Plans. This window expired on October 31, 2017 and approximately 59% of these participants accepted the offer. Payments to participants who accepted the offer were made in the fourth quarter of 2017 and totaled $32.8 million. This amount is included in the Benefits paid line of the Change in benefit obligation table below.
Our investment objectives are to minimize the volatility of the value of our pension assets relative to our pension liabilities and to ensure assets are sufficient to pay plan benefits. In 2018, we adopted a broad pension de-risking strategy intended to align the characteristics of our assets relative to our liabilities. The strategy targets investments depending on the funded status of the obligation. We anticipate this strategy will continue in future years and will be dependent upon market conditions and plan characteristics.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2018, our master trust was invested as follows: investments in equity securities were at 36%; investments in fixed income were at 57%; investments in hedge funds were at 6%; and cash equivalents were less than 1%. We believe the allocation of our master trust investments as of December 31, 2018 is generally consistent with the targets set forth by our Investment Committee.
The fair value of the Company’s pension plan assets at December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
	(in millions)
Equity funds (a)	$90.6	$168.8
Fixed income funds (b)	143.6	108.7
Alternative funds (c)	16.1	—
Cash and equivalents (d)	1.7	1.2
	$252.0	$278.7
(a) This investment class includes domestic and international equity funds that includes both large and small/mid cap funds that track the S&P index as well as other equity indices. The Company elected the NAV practical expedient to value these funds.
(b) This investment class includes U.S. Treasury index funds as well as bond funds representative of the United States bond and debt markets with varying benchmark indices. The Company elected the NAV practical expedient to value these funds.
(c) This investment class primarily includes private equity funds. The valuation is based on NAV as reported by the asset manager or investment company and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including but not limited to the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager.
(d) Includes cash and cash equivalents such as short-term marketable securities. Cash and cash equivalents include money market funds, which are valued based on NAV.
Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Income Security Act of 1974, as amended. The Company estimates that its 2019 contributions to its pension plans will be $2.5 million.  The measurement date for the defined benefit pension plans is December 31.
Other Postretirement Benefits — Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2019 contributions to its postretirement benefit plans will be $1.8 million. The measurement date for the other postretirement benefit plans is December 31.
The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $1.5 million, $0.3 million, and $2.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2018 and 2017:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
	(in millions)
Change in benefit obligations:
Benefit obligation, at beginning of year	$325.2	$384.1	$33.8	$29.8
Service cost	1.9	3.6	—	—
Interest cost	11.9	14.7	1.2	1.2
Divestiture (1)	—	(37.9)	—	(1.9)
Liability gain due to curtailment	—	(1.4)	—	—
Actuarial (gains) losses (2)	(19.8)	13.0	(5.1)	6.3
Benefits paid	(19.2)	(50.9)	(1.8)	(1.6)
Benefit obligation, at end of year	$300.0	$325.2	$28.1	$33.8
Change in plan assets:
Fair value of plan assets, at beginning of year	$278.8	$317.6	$—	$—
Actual (loss) gain on plan assets	(10.0)	38.9	—	—
Company contributions	2.4	2.3	1.8	1.6
Divestiture (1)	—	(29.1)	—	—
Benefits paid	(19.2)	(50.9)	(1.8)	(1.6)
Fair value of plan assets, at end of year	$252.0	$278.8	$—	$—
Funded status of the plan	$(48.0)	$(46.4)	$(28.1)	$(33.8)
Amounts recognized in the Consolidated Balance Sheets:
Current liability	$(0.7)	$(0.7)	$(1.8)	$(1.8)
Non-current liability	(47.3)	(45.7)	(26.3)	(32.0)
Net amount recognized	$(48.0)	$(46.4)	$(28.1)	$(33.8)
Amounts recognized in Accumulated other comprehensive income (loss):
Net actuarial loss (gain)	$6.6	$1.3	$(0.2)	$5.0
Prior service cost	0.7	0.9	—	—
Total, before tax effect	$7.3	$2.2	$(0.2)	$5.0
(1) The amounts recorded in 2017 relate to the divestiture of the Soup and Infant Feeding business.

(2) The change in actuarial (gain) loss was primarily due to the increase in discount rates from 3.70% as of December 31,
          2017 to 4.40% as of December 31, 2018.

	Pension Benefits
	2018	2017
	(in millions)
Accumulated benefit obligation	$296.7	$320.9
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	4.40%	3.70%
Rate of compensation increases	3.50%-4.00%	3.50%-4.00%

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2018 and 2017 are as follows:

	2018		2017
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rates:
Health care cost trend rate for next year	7.32%	8.21%	8.20%	10.10%
Ultimate rate	4.50%	4.50%	4.50%	4.50%
Discount rate	4.40%	4.40%	3.70%	3.70%
Year ultimate rate achieved	2026	2026	2026	2026
The following table summarizes the net periodic cost of our pension and postretirement benefit plans for the years ended December 31, 2018, 2017, and 2016:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
	(in millions)			(in millions)
Components of net periodic costs:
Service cost	$1.9	$3.6	$4.3	$—	$—	$0.1
Interest cost	11.9	14.7	15.1	1.2	1.2	1.2
Expected return on plan assets	(15.6)	(17.4)	(16.5)	—	—	—
Amortization of unrecognized prior service cost	0.2	0.2	0.2	—	—	(0.1)
Amortization of unrecognized net loss	0.5	0.9	1.4	—	—	—
Settlement expense	—	0.2	—	—	—	—
Curtailment income	—	(1.4)	—	—	—	—
Net periodic (benefit) cost	$(1.1)	$0.8	$4.5	$1.2	$1.2	$1.2

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	3.70%	4.25%	4.50%	3.70%	4.25%	4.50%
Rate of compensation increases	3.50%-4.00%	3.50%-4.00%	3.00%-4.00%	—	—	—
Expected return on plan assets	5.80%	6.00%	6.00%	—	—	—
Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(in millions)
2019	$19.4	$1.8
2020	19.0	1.8
2021	19.3	1.9
2022	19.9	1.9
2023	20.0	2.0
2024-28	99.3	9.9
Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multi-employer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. OTHER OPERATING EXPENSE, NET
The Company incurred other operating expense for the years ended December 31, 2018, 2017, and 2016, which consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Restructuring programs (1)	$156.0	$41.4	$13.5
(Gain) loss on divestitures (2)	(14.3)	86.0	—
Other	1.0	1.3	1.2
Total other operating expense, net	$142.7	$128.7	$14.7
(1) See Note 3 for additional information.
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

19. COMMITMENTS AND CONTINGENCIES
We lease certain property, plant, equipment, and distribution warehouses used in our operations under both capital and operating lease agreements. These leases have terms ranging from 1 to 22 years. Rent expense under operating lease commitments was $59.2 million, $56.9 million, and $53.2 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
The composition of capital leases, which are reflected as Property, plant, and equipment in the Consolidated Balance Sheets, is as follows:

	December 31,
	2018	2017
	(in millions)
Machinery and equipment	$5.1	$4.5
Less accumulated amortization	(3.2)	(2.0)
Total	$1.9	$2.5
Future minimum payments at December 31, 2018 under non-cancelable capital leases and operating leases are summarized as follows:

	Capital Leases	Operating Leases
	(in millions)
2019	$1.2	$41.4
2020	0.4	34.1
2021	0.3	30.1
2022	0.2	21.4
2023	0.1	14.5
Thereafter	0.3	59.0
Total minimum payments	$2.5	$200.5
Less amount representing interest	(0.1)
Present value of capital lease obligations	$2.4
Litigation, Investigations, and Audits - On November 16, 2016, a purported TreeHouse shareholder filed a class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

District of Illinois against TreeHouse and certain of its officers. The complaint, amended on March 24, 2017, is purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers. This complaint, like Wells, is purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste.

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, describing the nature of the case and issues involved, as well as setting forth a proposed discovery and briefing schedule for the Court’s consideration.  On July 13, 2018, lead plaintiff filed a motion to certify the class, and defendants filed their response in opposition to the motion to certify the class on October 8, 2018. Prior to the plaintiffs’ response to that motion, the parties agreed to stay the litigation and pursue mediation in a November 12, 2018 motion, which was granted on November 19, 2018. On December 27, 2018, the parties reported to the court that they have agreed to mediate and are in the process of selecting dates for that mediation.

Additionally, due to the similarity of the complaints, the parties in Wells and Lavin have entered stipulations deferring the litigation. The first stipulation deferred litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties.  On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018.  The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively. Those matters have been deferred until the earlier of (i) the court in Public Employees’ entering an order on any summary judgment motion filed therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties.

In Lavin, the parties filed a joint status report on the progress of the related litigation on October 26, 2017. The Lavin parties also filed additional status reports with the Court on March 12, 2018 and June 19, 2018.

There is no set status date in Lavin at this time. The next status date in Wells is set for April 8, 2019.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of December 31, 2018, the Company had entered into $2.1 billion of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $2.1 billion in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 1.54% through 2019; 2.68% from 2019 through 2020; and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recorded in the Consolidated Statements of Operations.

Foreign Currency Risk — Due to the Company’s foreign operations, we are exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Operations. As of December 31, 2018, the Company had $18.9 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2019.
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
Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil and plastics are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of December 31, 2018, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2019, and 2020; 10.5 million gallons of diesel, expiring throughout 2019; 3.1 million dekatherms of natural gas, expiring throughout 2019.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table identifies the fair value of each derivative instrument:

	Fair Value
	December 31,
	2018	2017
	(In millions)
Asset Derivatives
Commodity contracts	$0.6	$2.7
Foreign currency contracts	1.5	0.5
Interest rate swap agreements	10.1	11.9
	$12.2	$15.1
Liability Derivatives
Commodity contracts	$1.8	$1.2
Interest rate swap agreements	19.0	—
	$20.8	$1.2
As of December 31, 2018, asset derivatives are included within Other assets, net and liability derivatives are included within Accrued expenses in the Consolidated Balance Sheets. As of December 31, 2017, asset derivatives are included within Prepaid expenses and other current assets and liability derivatives are included within Accrued expenses in the Consolidated Balance Sheets.
The fair values of the commodity contracts, foreign currency contracts, and interest rate swap agreements are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the commodity contracts, foreign currency contracts, and interest rate swap agreements are based on an analysis comparing the contract rates to the market rates at the balance sheet date.
We recorded the following gains and losses on our derivative contracts in the Consolidated Statements of Operations:

	Location of Gain (Loss)	Year Ended December 31,
	Recognized in Net Income (Loss)	2018	2017	2016
		(In millions)
Mark-to-market unrealized (loss) gain:
Commodity contracts	Other expense (income), net	$(2.7)	$1.0	$4.3
Foreign currency contracts	Other expense (income), net	1.0	(0.2)	(0.6)
Interest rate swap agreements	Other expense (income), net	(20.8)	1.5	10.4
Total unrealized (loss) gain		$(22.5)	$2.3	$14.1
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$3.7	$0.8	$(0.5)
Foreign currency contracts	Cost of sales	1.6	(0.6)	(1.8)
Interest rate swap agreements	Interest expense	5.5	1.1	—
Total realized gain		$10.8	$1.3	$(2.3)
Total (loss) gain		$(11.7)	$3.6	$11.8
21. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
On January 1, 2019, the Company changed its organizational structure that resulted in a change in how the Company manages its business and allocates resources. Effective in the first quarter of 2019, the Company will consolidate its Condiments and Meals segments into one segment called Meal Solutions. Additionally, the Bars and Ready-to-eat cereal categories will move from the Company's Snacks and Meals segments, respectively, into the Baked Goods segment. Reporting under this new segment structure will begin in the first quarter of 2019 with prior periods recast to reflect the change.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial information relating to the Company’s reportable segments is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net sales to external customers:
Baked Goods	$1,385.3	$1,403.9	$1,288.2
Beverages	1,008.4	1,073.4	973.0
Condiments	1,252.5	1,300.6	1,258.1
Meals	1,040.0	1,189.2	1,335.2
Snacks	1,125.9	1,334.5	1,330.5
Unallocated	—	5.5	(9.9)
Total	$5,812.1	$6,307.1	$6,175.1
Direct operating income:
Baked Goods	$149.8	$175.5	$162.4
Beverages	180.3	226.9	244.7
Condiments	148.5	136.5	154.1
Meals	125.9	137.3	137.1
Snacks	2.3	25.5	66.2
Total	606.8	701.7	764.5
Unallocated selling, general, and administrative expenses	(278.7)	(299.7)	(349.9)
Unallocated cost of sales (1)	(31.2)	(26.2)	(24.7)
Unallocated corporate expense and other (2)	(229.0)	(788.6)	(485.4)
Operating income (loss)	67.9	(412.8)	(95.5)
Other expense	(152.7)	(111.8)	(99.9)
Loss before income taxes	$(84.8)	$(524.6)	$(195.4)
Depreciation:
Baked Goods	$56.0	$45.4	$49.0
Beverages	26.6	22.2	18.9
Condiments	22.7	21.6	24.9
Meals	31.4	32.6	55.1
Snacks	21.9	15.1	14.2
Corporate office (3)	13.3	36.6	16.3
Total	$171.9	$173.5	$178.4

(1)	Includes charges related to restructurings and other costs managed at corporate.

(2)	Includes impairments of goodwill and other intangible assets.

(3)	Includes accelerated depreciation related to restructurings.
Geographic Information — The Company had revenues from customers outside of the United States of approximately 9.0%, 8.8%, and 8.7% of total consolidated net sales in 2018, 2017, and 2016, respectively, with 6.9%, 6.8%, and 6.9% of total consolidated net sales going to Canada in 2018, 2017, and 2016, respectively. Sales are determined based on the customer destination where the products are shipped.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

	December 31,
	2018	2017
	(in millions)
Long-lived assets:
United States	$1,130.6	$1,137.9
Canada	125.9	136.8
Other	17.9	19.7
Total	$1,274.4	$1,294.4
Major Customers — Walmart Inc. and affiliates accounted for approximately 22.2%, 22.0%, and 18.7% of consolidated net sales in 2018, 2017, and 2016, respectively. Costco Wholesale Corporation accounted for approximately 10.3% of consolidated net sales in 2017, with less than 10% in 2018 and 2016. No other customer accounted for more than 10% of our consolidated net sales.
Total trade receivables with Walmart Inc. and affiliates were less than 10.0% and 21.8% as of December 31, 2018 and 2017, respectively, when taking into account those receivables sold under our Receivables Sales Agreement (refer to Note 6 for more information). Total trade receivables with Aldi represented approximately 12.0% and 12.2% of our total trade receivables as of December 31, 2018 and 2017, respectively. Total trade receivables with Costco Wholesale Corporation accounted for approximately 6.4% of our total trade receivables as of December 31, 2017. No other customer accounted for more than 10% of our total trade receivables.

22. QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2018 and 2017:

	Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)
Fiscal 2018
Net sales	$1,481.2	$1,455.8	$1,394.0	$1,481.1
Gross profit	231.9	235.8	227.5	260.2
(Loss) income before income taxes	(43.9)	(26.2)	0.2	(14.9)
Net (loss) income	(34.1)	(20.1)	5.4	(12.6)
Net (loss) income per common share:
Basic (1)	(0.60)	(0.36)	0.10	(0.23)
Diluted (1)	(0.60)	(0.36)	0.10	(0.23)
Fiscal 2017
Net sales	$1,536.2	$1,522.2	$1,548.8	$1,699.9
Gross profit	286.4	276.6	259.7	257.7
Income (loss) before income taxes	39.7	(56.0)	30.1	(538.4)
Net income (loss)	28.2	(34.2)	28.8	(309.0)
Net income (loss) per common share:
Basic (1)	0.50	(0.60)	0.50	(5.40)
Diluted (1)	0.49	(0.60)	0.50	(5.40)

(1)	Due to rounding and the fluctuations in shares, the sum of the four quarters may not be the same as the total for the year.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2022 Notes and 2024 Notes are fully and unconditionally, as well as jointly and severally, guaranteed by our directly and indirectly owned domestic subsidiaries, which are collectively known as the “Guarantor Subsidiaries”. Bay Valley Foods, LLC, which is a 100% owned direct subsidiary, maintains 100% direct and indirect ownership of the following Guarantor Subsidiaries: Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; Flagstone Foods, Inc., Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Company; Nutcracker Brands, Inc.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future.

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2018 and December 31, 2017, and for the years ended December 31, 2018, 2017, and 2016. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidating Balance Sheet
December 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$77.9	$—	$86.4	$—	$164.3
Accounts receivable, net	1.0	314.1	36.2	—	351.3
Inventories	—	746.7	93.0	—	839.7
Prepaid expenses and other current assets	80.9	60.4	16.8	(96.3)	61.8
Total current assets	159.8	1,121.2	232.4	(96.3)	1,417.1
Property, plant, and equipment, net	42.8	1,087.8	143.8	—	1,274.4
Goodwill	—	2,046.7	114.7	—	2,161.4
Investment in subsidiaries	5,152.4	559.3	—	(5,711.7)	—
Deferred income taxes	34.2	—	—	(34.2)	—
Intangible and other assets, net	86.6	577.0	82.8	—	746.4
Total assets	$5,475.8	$5,392.0	$573.7	$(5,842.2)	$5,599.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23.9	$508.3	$45.7	$—	$577.9
Accrued expenses	71.8	261.6	19.0	(96.3)	256.1
Current portion of long-term debt	0.6	0.5	0.1	—	1.2
Total current liabilities	96.3	770.4	64.8	(96.3)	835.2
Long-term debt	2,296.2	0.6	0.6	—	2,297.4
Deferred income taxes	—	171.9	16.5	(34.2)	154.2
Other long-term liabilities	17.7	147.8	5.1	—	170.6
Intercompany accounts (receivable) payable, net	923.7	(851.1)	(72.6)	—	—
Stockholders’ equity	2,141.9	5,152.4	559.3	(5,711.7)	2,141.9
Total liabilities and stockholders’ equity	$5,475.8	$5,392.0	$573.7	$(5,842.2)	$5,599.3

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Balance Sheet
December 31, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$83.2	$0.2	$49.4	$—	$132.8
Accounts receivable, net	0.2	297.1	32.5	—	329.8
Inventories	—	803.1	115.2	—	918.3
Prepaid expenses and other current assets	69.8	32.0	34.1	(32.1)	103.8
Total current assets	153.2	1,132.4	231.2	(32.1)	1,484.7
Property, plant, and equipment, net	29.3	1,108.7	156.4	—	1,294.4
Goodwill	—	2,057.3	124.7	—	2,182.0
Investment in subsidiaries	4,945.5	582.6	—	(5,528.1)	—
Deferred income taxes	15.1	—	—	(15.1)	—
Intangible and other assets, net	62.5	652.1	103.6	—	818.2
Total assets	$5,205.6	$5,533.1	$615.9	$(5,575.3)	$5,779.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$53.3	$513.8	$54.7	$(32.1)	$589.7
Current portion of long-term debt	9.0	1.1	—	—	10.1
Total current liabilities	62.3	514.9	54.7	(32.1)	599.8
Long-term debt	2,533.8	1.4	0.5	—	2,535.7
Deferred income taxes	—	167.3	26.2	(15.1)	178.4
Other long-term liabilities	17.6	178.5	6.0	—	202.1
Intercompany (receivable) payable, net	328.6	(274.5)	(54.1)	—	—
Stockholders’ equity	2,263.3	4,945.5	582.6	(5,528.1)	2,263.3
Total liabilities and stockholders’ equity	$5,205.6	$5,533.1	$615.9	$(5,575.3)	$5,779.3
Condensed Supplemental Consolidating Statement of Operations
Year Ended December 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,527.3	$690.9	$(406.1)	$5,812.1
Cost of sales	—	4,648.6	614.2	(406.1)	4,856.7
Gross profit	—	878.7	76.7	—	955.4
Selling, general, and administrative expense	145.6	477.9	34.9	—	658.4
Amortization expense	11.8	65.5	9.1	—	86.4
Other operating expense, net	112.1	26.9	3.7	—	142.7
Operating income (loss)	(269.5)	308.4	29.0	—	67.9
Interest expense	111.6	—	3.0	—	114.6
Other expense (income), net	29.4	9.6	(0.9)	—	38.1
Loss before income taxes	(410.5)	298.8	26.9	—	(84.8)
Income tax (benefit) expense	(99.0)	68.2	7.4	—	(23.4)
Equity in net income (loss) of subsidiaries	250.1	19.5	—	(269.6)	—
Net loss	$(61.4)	$250.1	$19.5	$(269.6)	$(61.4)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statements of Operations
Year Ended December 31, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,966.9	$695.3	$(355.1)	$6,307.1
Cost of sales	—	4,979.3	602.5	(355.1)	5,226.7
Gross profit	—	987.6	92.8	—	1,080.4
Selling, general, and administrative expense	114.4	546.8	39.5	—	700.7
Amortization expense	12.9	91.6	9.6	—	114.1
Impairment of goodwill and other intangible assets	—	549.7	—	—	549.7
Other operating expense, net	9.0	116.1	3.6	—	128.7
Operating income (loss)	(136.3)	(316.6)	40.1	—	(412.8)
Interest expense	128.3	0.3	6.4	(8.2)	126.8
Other expense (income), net	(3.9)	(271.5)	(7.7)	268.1	(15.0)
Loss before income taxes	(260.7)	(45.4)	41.4	(259.9)	(524.6)
Income tax (benefit) expense	(100.0)	(146.6)	8.2	—	(238.4)
Equity in net income (loss) of subsidiaries	134.1	32.9	—	(167.0)	—
Net loss	$(26.6)	$134.1	$33.2	$(426.9)	$(286.2)
Condensed Supplemental Consolidating Statements of Operations
Year Ended December 31, 2016
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,839.0	$646.3	$(310.2)	$6,175.1
Cost of sales	—	4,809.5	549.7	(310.2)	5,049.0
Gross profit	—	1,029.5	96.6	—	1,126.1
Selling, general, and administrative expense	132.4	553.0	59.4	—	744.8
Amortization expense	9.4	91.2	9.3	—	109.9
Impairment of goodwill and other intangible assets	—	337.2	15.0	—	352.2
Other operating expense, net	—	12.7	2.0	—	14.7
Operating income (loss)	(141.8)	35.4	10.9	—	(95.5)
Interest expense	118.2	0.3	5.5	(4.8)	119.2
Other expense (income), net	(12.6)	(3.4)	(8.1)	4.8	(19.3)
Loss before income taxes	(247.4)	38.5	13.5	—	(195.4)
Income tax (benefit) expense	(94.5)	134.4	(6.7)	—	33.2
Equity in net income (loss) of subsidiaries	(75.7)	20.1	—	55.6	—
Net loss	$(228.6)	$(75.8)	$20.2	$55.6	$(228.6)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(61.4)	$250.1	$19.5	$(269.6)	$(61.4)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	(34.5)	—	(34.5)
Adoption of ASU 2018-02 reclassification to retained earnings	—	(1.1)	—	—	(1.1)
Other comprehensive (loss) income	—	(1.1)	(34.5)	—	(35.6)
Equity in other comprehensive income (loss) of subsidiaries	(35.6)	(34.5)	—	70.1	—
Comprehensive loss	$(97.0)	$214.5	$(15.0)	$(199.5)	$(97.0)
Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(26.6)	$134.1	$33.2	$(426.9)	$(286.2)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	32.2	—	32.2
Pension and postretirement adjustment	—	7.6	—	—	7.6
Other comprehensive income	—	7.6	32.2	—	39.8
Equity in other comprehensive income (loss) of subsidiaries	39.8	32.2	—	(72.0)	—
Comprehensive loss	$13.2	$173.9	$65.4	$(498.9)	$(246.4)
Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2016
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(228.6)	$(75.8)	$20.2	$55.6	$(228.6)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	11.1	—	11.1
Pension and postretirement adjustment	—	1.0	—	—	1.0
Other comprehensive (loss) income	—	1.0	11.1	—	12.1
Equity in other comprehensive (loss) income of subsidiaries	12.2	11.1	—	(23.3)	—
Comprehensive loss	$(216.4)	$(63.7)	$31.3	$32.3	$(216.5)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Year Ended December 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$122.8	$559.9	$77.1	$(254.0)	$505.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(14.2)	(141.5)	(18.1)	—	(173.8)
Additions to intangible assets	(21.8)	(0.5)	(0.1)	—	(22.4)
Intercompany transfer	52.3	(209.9)	(15.1)	172.7	—
Other	—	36.6	(1.3)	—	35.3
Net cash provided by (used in) investing activities	16.3	(315.3)	(34.6)	172.7	(160.9)
Cash flows from financing activities:
Net (repayment) borrowing of debt	(254.8)	(1.5)	—	—	(256.3)
Intercompany transfer	168.7	(246.9)	(3.1)	81.3	—
Repurchases of common stock	(54.6)	—	—	—	(54.6)
Receipts related to stock-based award activities	4.7	—	—	—	4.7
Payments related to stock-based award activities	(8.4)	—	—	—	(8.4)
Other	—	3.6	—	—	3.6
Net cash provided by (used in) financing activities	(144.4)	(244.8)	(3.1)	81.3	(311.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.4)	—	(2.4)
Increase (decrease) in cash and cash equivalents	(5.3)	(0.2)	37.0	—	31.5
Cash and cash equivalents, beginning of period	83.2	0.2	49.4	—	132.8
Cash and cash equivalents, end of period	$77.9	$—	$86.4	$—	$164.3

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Year Ended December 31, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(149.5)	$1,047.1	$35.3	$(426.9)	$506.0
Cash flows from investing activities:
Additions to property, plant, and equipment	(4.2)	(137.4)	(18.1)	—	(159.7)
Additions to intangible assets	(25.5)	(0.5)	(0.1)	—	(26.1)
Intercompany transfer	403.4	(402.0)	(38.7)	37.3	—
Proceeds from sale of fixed assets	—	8.3	0.1	—	8.4
Purchase of investments	—	—	(1.2)	—	(1.2)
Proceeds from sale of business unit	—	18.5	0.3	—	18.8
Net cash (used in) provided by investing activities	373.7	(513.1)	(57.7)	37.3	(159.8)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(252.2)	(2.5)	(0.1)	—	(254.8)
Intercompany transfer	134.7	(531.5)	7.2	389.6	—
Repurchases of common stock	(28.7)	—	—	—	(28.7)
Receipts related to stock-based award activities	12.1	—	—	—	12.1
Payments related to stock-based award activities	(6.9)	—	—	—	(6.9)
Net cash provided by (used in) financing activities	(141.0)	(534.0)	7.1	389.6	(278.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.8	—	2.8
(Decrease) increase in cash and cash equivalents	83.2	—	(12.5)	—	70.7
Cash and cash equivalents, beginning of period	—	0.2	61.9	—	62.1
Cash and cash equivalents, end of period	$83.2	$0.2	$49.4	$—	$132.8

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

24. SUBSEQUENT EVENTS

On January 23, 2019, the Company announced the planned closure of its St. Louis, Missouri office on June 28, 2019.  The decision to close the St. Louis office is part of the Company's restructuring programs. Costs associated with the office closure are expected to be approximately $7.8 million, most of which are anticipated to be in cash, and are expected to be incurred primarily over the three quarters ending June 30, 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to systems and processes to improve such controls and increase efficiency, while ensuring that an effective internal control environment is maintained. In connection with the Company’s restructuring programs, throughout 2018, the Company continued centralizing certain accounting functions within a shared service center. This initiative is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to this initiative, the Company has and will continue to align and streamline the design and operation of its financial control environment.
Other than as described in the preceeding paragraph, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended December 31, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the 1934 Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2018 includes all of the Company’s subsidiaries. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018. This report is included with this Form 10-K.
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
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed, an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 14, 2019

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2019 Proxy Statement”) to be filed with the SEC in connection with our 2019 annual meeting of the stockholders under the headings, Directors and Management — Directors and Executive Officers and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2019 Proxy Statement under the headings, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference. Information about the Audit Committee Financial Expert is included in our 2019 Proxy Statement under the heading, Committee Meetings/Role of the Committees — Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee, and is incorporated herein by reference.

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

The information required by this item is included in the 2019 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2019 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the 1934 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2018:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(in millions)				(in millions)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2.7	(1)	$75.24	(2)	4.6
Equity compensation plans not approved by security holders:
None	—		—		—
Total	2.7		$75.24		4.6

(1)	Includes 0.8 million restricted stock units and 0.2 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.

(2)
Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

The information related to the security ownership of certain beneficial owners and management required by this item is included in the 2019 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2019 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2019 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
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

4.5
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

4.7
Ninth Supplemental Indenture, dated as of January 29, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 29, 2016.

4.8
Tenth Supplemental Indenture, dated as of February 1, 2016,  among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 29, 2016.

4.9
Eleventh Supplemental Indenture, dated as of March 31, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2016.

10.1**
Amended and Restated Employment Agreement, dated February 20, 2018, by and between TreeHouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 20, 2018.

10.2**
First Amendment to Amended and Restated Employment Agreement, dated March 4, 2018, between Treehouse Foods, Inc. and Sam K. Reed is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 5, 2018.

10.3**
Amended and Restated Employment Agreement, dated February 20, 2018, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 20, 2018.

10.4**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.
10.5
Second Amended and Restated Credit Agreement, dated as of December 1, 2017, between the Company and Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 5, 2017.

10.6
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated June 11, 2018, between the Company and Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 11, 2018.

10.7**
Amendments to and a restatement of our 2005 Long-Term Incentive Plan which was renamed the “TreeHouse Foods, Inc. Equity and Incentive Plan” is incorporated by reference to Appendix A of the Schedule 14A (Proxy Statement) dated February 27, 2007.

10.8**	Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 8, 2007.
10.9**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 5, 2008.
10.10**	Second Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K dated November 5, 2008.
10.11**	TreeHouse Foods, Inc. Executive Severance Plan, amended and restated as of February 21, 2014 is incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K dated February 21, 2014.
10.12**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2009.
10.13**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2015.
10.14**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2009.
10.15**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission August 6, 2015.
10.16**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2015.
10.17**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Commission August 6, 2015.
10.18**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filed with the Commission August 6, 2009.
10.19**	Third Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.32 of our Form 10-K filed with the Commission February 21, 2013.
10.20**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 2, 2015.
10.21**
Amended and Restated Employment Agreement, dated February 20, 2018, between TreeHouse Foods, Inc. and Matthew J. Foulston is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 20, 2018.

10.22**
TreeHouse Foods, Inc. Equity and Incentive Plan, as amended and restated effective February 14, 2017 is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission May 4, 2017.

10.23*, **	Form of Performance Unit Agreement under Treehouse Foods, Inc. Equity Incentive Plan, as amended.
10.24*, **	Form of Cash Performance Award Agreement under Treehouse Foods, Inc. Equity Incentive Plan, as amended.

10.25**
Employment Agreement, dated March 2, 2018, between TreeHouse Foods, Inc. and Steven Oakland is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 5, 2018.

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.
31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Matthew J. Foulston
Matthew J. Foulston
Executive Vice President and Chief Financial Officer
February 14, 2019
 Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Oakland	Chief Executive Officer and Director	February 14, 2019
Steven Oakland	(Principal Executive Officer)

/s/ Matthew J. Foulston	Executive Vice President and	February 14, 2019
Matthew J. Foulston	Chief Financial Officer
(Principal Financial Officer)

/s/ John P. Waldron	Vice President, Corporate Controller, and	February 14, 2019
John P. Waldron	Principal Accounting Officer

/s/ Gary D. Smith	Chairman of the Board	February 14, 2019
Gary D. Smith

/s/ George V. Bayly	Director	February 14, 2019
George V. Bayly

/s/ Linda K. Massman	Director	February 14, 2019
Linda K. Massman

/s/ Dennis F. O’Brien	Director	February 14, 2019
Dennis F. O’Brien

/s/ Frank J. O’Connell	Director	February 14, 2019
Frank J. O’Connell

/s/ Matthew E. Rubel	Director	February 14, 2019
Matthew E. Rubel

/s/ Ann M. Sardini	Director	February 14, 2019
Ann M. Sardini

/s/ Jean E. Spence	Director	February 14, 2019
Jean E. Spence

/s/ David B. Vermylen	Director	February 14, 2019
David B. Vermylen

SCHEDULE II

TREEEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2018, 2017 and 2016

Allowance for Doubtful Accounts	Balance Beginning of Year	Change to Allowance	Acquisitions	Write-Offs of Uncollectible Accounts	Recoveries	Balance End of Year
	(in millions)
2016	$0.6	$0.1	$0.6	$(0.4)	$—	$0.9
2017	0.9	(0.1)	—	(0.2)	—	0.6
2018	0.6	0.7	—	(0.3)	—	1.0

LIFO Reserve	Balance Beginning of Year	Additions	Reductions	Balance End of Year
	(In millions)
2016	$(21.4)	$(1.9)	$—	$(23.3)
2017	(23.3)	(4.9)	—	(28.2)
2018	(28.2)	—	4.0	(24.2)

Deferred Tax Valuation Allowance	Balance Beginning of Year	Additions	Reductions	Balance End of Year
	(In millions)
2016	$(0.9)	$(8.0)	$—	$(8.9)
2017	(8.9)	(6.0)	—	(14.9)
2018	(14.9)	(1.6)	1.4	(15.1)