Form 10-Q
period 2019-03-31
TreeHouse Foods, Inc.
filed 2019-05-02
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019.
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
Yes  ☐    No  ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of April 26, 2019: 56,138,851.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79.0	$164.3
Receivables, net	367.3	351.3
Inventories	854.2	839.7
Prepaid expenses and other current assets	78.8	61.8
Total current assets	1,379.3	1,417.1
Property, plant and equipment, net	1,260.0	1,274.4
Operating lease right-of-use assets	228.8	—
Goodwill	2,163.9	2,161.4
Intangible assets, net	690.5	700.2
Other assets, net	42.5	46.2
Total assets	$5,765.0	$5,599.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$591.1	$577.9
Accrued expenses	245.6	256.1
Current portion of long-term debt	4.6	1.2
Total current liabilities	841.3	835.2
Long-term debt	2,285.2	2,297.4
Operating lease liabilities	204.6	—
Deferred income taxes	155.2	154.2
Other long-term liabilities	155.5	170.6
Total liabilities	3,641.8	3,457.4
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.2 and 56.0 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(83.3)	(83.3)
Additional paid-in capital	2,137.5	2,135.8
Retained earnings	158.6	185.9
Accumulated other comprehensive loss	(90.2)	(97.1)
Total stockholders’ equity	2,123.2	2,141.9
Total liabilities and stockholders’ equity	$5,765.0	$5,599.3

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net sales	$1,301.1	$1,481.2
Cost of sales	1,106.5	1,249.3
Gross profit	194.6	231.9
Operating expenses:
Selling and distribution	79.2	108.4
General and administrative	65.9	81.1
Amortization expense	21.6	22.2
Other operating expense, net	28.8	28.9
Total operating expenses	195.5	240.6
Operating loss	(0.9)	(8.7)
Other expense:
Interest expense	26.9	28.5
(Gain) loss on foreign currency exchange	(0.4)	2.5
Other expense, net	12.2	4.2
Total other expense	38.7	35.2
Loss before income taxes	(39.6)	(43.9)
Income tax benefit	(12.3)	(9.8)
Net loss	$(27.3)	$(34.1)

Net loss per common share:
Basic	$(0.49)	$(0.60)
Diluted	$(0.49)	$(0.60)
Weighted average common shares:
Basic	56.1	56.5
Diluted	56.1	56.5

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net loss	$(27.3)	$(34.1)

Other comprehensive income (loss):
Foreign currency translation adjustments	6.8	(10.1)
Pension and postretirement reclassification adjustment	0.1	0.2
Adoption of ASU 2018-02 reclassification to retained earnings	—	(1.1)
Other comprehensive income (loss)	6.9	(11.0)

Comprehensive loss	$(20.4)	$(45.1)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance, January 1, 2018	57.2	$0.6	$2,107.0	$245.9	(0.6)	$(28.7)	$(61.5)	$2,263.3
Net loss	—	—	—	(34.1)	—	—	—	(34.1)
Other comprehensive loss	—	—	—	—	—	—	(9.9)	(9.9)
Treasury stock repurchases	—	—	—	—	(0.4)	(17.1)	—	(17.1)
Equity awards exercised	0.2	—	0.9	—	—	—	—	0.9
Stock-based compensation	—	—	16.3	—	—	—	—	16.3
Cumulative effect of accounting change	—	—	—	1.5	—	—	(1.1)	0.4
Balance, March 31, 2018	57.4	$0.6	$2,124.2	$213.3	(1.0)	$(45.8)	$(72.5)	$2,219.8

Balance, January 1, 2019	57.8	$0.6	$2,135.8	$185.9	(1.8)	$(83.3)	$(97.1)	$2,141.9
Net loss	—	—	—	(27.3)	—	—	—	(27.3)
Other comprehensive income	—	—	—	—	—	—	6.9	6.9
Equity awards exercised	0.2	—	(4.4)	—	—	—	—	(4.4)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Balance, March 31, 2019	58.0	$0.6	$2,137.5	$158.6	(1.8)	$(83.3)	$(90.2)	$2,123.2

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net loss	$(27.3)	$(34.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	61.9	67.0
Stock-based compensation	6.1	16.3
Unrealized loss on derivative contracts	15.9	5.7
Other	0.7	7.7
Changes in operating assets and liabilities, net of effect of divestitures:
Receivables	(16.4)	(16.5)
Inventories	(13.2)	(24.9)
Prepaid expenses and other assets	(14.3)	(10.5)
Accounts payable, accrued expenses, and other liabilities	(51.3)	47.1
Net cash (used in) provided by operating activities	(37.9)	57.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(29.9)	(38.5)
Additions to intangible assets	(6.5)	(2.9)
Other	(0.1)	(0.3)
Net cash used in investing activities	(36.5)	(41.7)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	14.0	5.9
Payments under Revolving Credit Facility	(14.0)	(5.9)
Payments on financing lease obligations	(0.4)	(0.3)
Payments on Term Loans	(10.0)	(3.5)
Repurchases of common stock	—	(17.1)
Receipts related to stock-based award activities	0.2	1.9
Payments related to stock-based award activities	(4.6)	(1.1)
Net cash used in financing activities	(14.8)	(20.1)
Effect of exchange rate changes on cash and cash equivalents	3.9	(0.3)
Net decrease in cash and cash equivalents	(85.3)	(4.3)
Cash and cash equivalents, beginning of period	164.3	132.8
Cash and cash equivalents, end of period	$79.0	$128.5

Supplemental cash flow disclosures
Interest paid	$41.8	$44.3
Net income taxes paid	4.7	2.4

Non-cash investing activities:
Accrued purchase of property and equipment	$18.9	$21.0
Accrued other intangible assets	7.3	4.8
Right-of-use assets and operating lease obligations recognized at ASU 2016-02 transition	252.5	—
Right-of-use assets and operating lease obligations recognized after ASU 2016-02 transition	6.1	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2019
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the “Company,” “TreeHouse,” “we,” “us,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Results of operations for interim periods are not necessarily indicative of annual results.

In the first quarter of 2019, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. All prior period information has been recast to reflect this change in reportable segments. Refer to Note 16 for additional information.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between existing GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (842), Targeted Improvements, which provides an additional transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to apply ASU No. 2016-02 on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. These ASU's are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.
The Company adopted these ASUs as of January 1, 2019 under the modified retrospective transition method prescribed by ASU 2018-11. Under this transition method, financial results reported in periods prior to the first quarter of 2019 are unchanged. The adoption of these ASUs resulted in the recognition of approximately $252.5 million of right-of-use assets and lease liabilities as of January 1, 2019. Also as a result of adoption, the Company reclassified $17.2 million of liabilities and $0.6 million of assets on its Condensed Consolidated Balance Sheet as of January 1, 2019 against the operating lease right-of-use asset. The adoption of these ASUs did not result in a cumulative-effect adjustment to the opening balance of retained earnings.
In addition, the Company elected the package of practical expedients permitted by the transition guidance. The adoption of these ASU’s did not have an impact on the Company’s Condensed Consolidated Statements of Operations or Cash Flows.
Refer to Note 4 for additional information regarding the Company's leases.

Not yet adopted

The Company does not anticipate a material impact upon adoption from any accounting standards issued but not yet adopted.

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

The costs by activity for the Restructuring Programs are outlined below:

	Three Months Ended March 31,
	2019	2018
	(In millions)
TreeHouse 2020	$28.0	$27.7
Structure to Win	5.7	8.4
Other restructuring and plant closing costs	—	2.5
Total Restructuring Programs	$33.7	$38.6

Expenses associated with these programs are recorded in Cost of sales, General and administrative, and Other operating expense, net in the Condensed Consolidated Statements of Operations.  The Company does not allocate costs associated with Restructuring Programs to reportable segments when evaluating the performance of its segments.  As a result, costs associated with Restructuring Programs are not presented by reportable segment. See Note 16 for more information.

Below is a summary of costs by line item for the Restructuring Programs:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Cost of sales	$4.1	$9.7
General and administrative	0.8	—
Other operating expense, net	28.8	28.9
Total	$33.7	$38.6

The table below presents the activity of the liabilities associated with the Restructuring Programs as of March 31, 2019:

	Severance	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2018	$19.3	$2.6	$21.9
Expenses recognized	3.1	—	3.1
Cash payments	(7.7)	—	(7.7)
Reclassification due to adoption of ASU 2016-02	—	(2.6)	(2.6)
Balance as of March 31, 2019	$14.7	$—	$14.7

Liabilities recorded as of March 31, 2019 associated with total exit cost reserves primarily relate to severance. The severance liability was included in Accrued expenses in the Condensed Consolidated Balance Sheets. Other costs represent early lease termination liabilities. As part of the Company's adoption of ASU 2016-02, these lease termination liabilities were offset with the initial right-of-use asset at transition. Refer to Note 4 for additional information.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Facility Location	Date of Closure Announcement	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
					(In millions)
Dothan, Alabama	August 3, 2017	Partial closure completed in Q3 2018	Trail mix and snack nuts	Snacks	$11.8	$6.1
Brooklyn Park, Minnesota	August 3, 2017	Completed in Q4 2017	Dry dinners	Meal Solutions	16.1	9.6
Plymouth, Indiana	August 3, 2017	Completed in Q4 2017	Pickles	Meal Solutions	9.3	3.8
Battle Creek, Michigan	January 31, 2018	Q3 2019	Ready-to-eat cereal	Baked Goods	18.2	11.8
Visalia, California	February 15, 2018	Completed in Q1 2019	Pretzels	Baked Goods	22.1	8.8
					$77.5	$40.1

During the third quarter of 2018, the Company announced the closure of its Omaha, Nebraska office by January 31, 2019. This closure was completed during the first quarter of 2019.

Below is a summary of the overall TreeHouse 2020 program costs by type:

	Three Months Ended March 31,		Cumulative Costs To Date	Total Expected Costs
	2019	2018
	(In millions)
Asset-related	$2.9	$5.3	$58.7	$71.0
Employee-related	4.7	8.4	54.6	77.0
Other costs	20.4	14.0	109.1	202.0
Total	$28.0	$27.7	$222.4	$350.0

For the three months ended March 31, 2019 and 2018, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost and severance; and other costs primarily consisted of consulting costs.  Asset-related costs were recorded in Cost of sales while employee-related and other costs were primarily recorded in Other operating expense, net of the Condensed Consolidated Statement of Operations.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of costs by type associated with the Structure to Win program:

	Three Months Ended March 31,		Cumulative Costs To Date	Total Expected Costs
	2019	2018
	(In millions)
Asset-related	$0.8	$—	$3.0	$3.8
Employee-related	1.4	5.5	23.7	31.8
Other costs	3.5	2.9	24.1	27.4
Total	$5.7	$8.4	$50.8	$63.0

The Company increased total expected costs for the Structure to Win program from $49.5 million to $63.0 million during the three months ended March 31, 2019 due to additional actions taken to consolidate our administrative footprint and better align divisional support structures.

For the three months ended March 31, 2019 and 2018, employee-related costs primarily consisted of severance and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Condensed Consolidated Statements of Operations.

During the first quarter of 2019, the Company announced the closure of its St. Louis, Missouri office by June 28, 2019. Estimated costs to close are approximately $7.8 million, most of which are anticipated to be in cash.

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

Other restructuring and plant closing costs were $2.5 million for the three months ended March 31, 2018. There were no costs associated with other restructuring and plant closing costs during the three months ended March 31, 2019.

4. LEASES

The Company has operating and finance leases for manufacturing facilities, warehouses and distribution centers, office space, and certain equipment. Remaining lease terms for these leases range from 1 year to 21 years. Some of the Company’s leases include options to extend the leases for up to 29 years, and some of which include options to terminate the leases within 1 year.

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recorded on a straight-line basis over the lease term.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	March 31, 2019
Assets
Operating	Operating lease right-of-use assets	$228.8
Finance	Property, plant, and equipment, net	1.8
Total assets		$230.6

Liabilities
Current liabilities
Operating	Accrued expenses	$41.1
Finance	Current portion of long-term debt	1.1
Total current liabilities		42.2
Noncurrent liabilities
Operating	Operating lease liabilities	204.6
Finance	Long-term debt	1.3
Total noncurrent liabilities		205.9
Total lease liabilities		$248.1

Right-of-use assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company has elected the practical expedient to combine lease and nonlease components into a single component for all of its leases. The majority of the Company's leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments for those leases. The Company has elected the practical expedient to apply discount rates to its lease portfolio based on the portfolio approach. The portfolios grouped the leases by remaining lease term. The Company includes options to extend or terminate the lease in the measurement of the right-of-use asset and lease liability when it is reasonably certain that it will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

		Three Months Ended
	Income Statement Classification	March 31, 2019
Operating lease cost	Cost of sales and General and administrative	$11.6
Finance lease cost:
Amortization of right-of-use assets	Cost of sales and General and administrative	0.4
Interest on lease liabilities	Interest expense	0.1
Total finance lease cost		0.5
Variable lease cost (1)	Cost of sales and General and administrative	1.2
Net lease cost		$13.3

(1)	Includes short-term leases, which are immaterial.

Fixed lease costs represent the explicitly quantified lease payments prescribed by the lease agreement. Variable lease payments that depend on an index or a rate are included in the calculation of the right-of-use asset and lease liability based on the index or rate at lease commencement. Other variable lease payments such as those that depend on the usage or performance of an underlying asset are not included in the measurement of the right-of-use asset or lease liability.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
Nine months ended December 31, 2019	$39.3	$1.1
2020	47.0	0.5
2021	42.2	0.4
2022	33.8	0.1
2023	27.1	0.1
Thereafter	115.6	0.3
Total lease payments	305.0	2.5
Less: Interest	(59.3)	(0.1)
Present value of lease liabilities	$245.7	$2.4

(1)	Operating lease payments include $3.0 million related to options to extend lease terms that are reasonably certain of being exercised.

Other information related to leases were as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.6
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.4

The weighted average remaining lease term was as follows:

March 31, 2019
Operating leases (in years)	7.9
Finance leases (in years)	2.6

The weighted average discount rate was as follows:

March 31, 2019
Operating leases	4.8%
Finance leases	4.1

5. RECEIVABLES SALES AGREEMENT

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

The outstanding amount of accounts receivable sold under the Receivables Sales Agreement were $148.7 million and $177.0 million as of March 31, 2019 and December 31, 2018, respectively. The proceeds from these sales of receivables are included within the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The recorded loss on sale of receivables is $0.9 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively, and is included in Other expense, net in the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has no retained interest in the receivables sold under the program above; however, the Company does have collection and administrative responsibilities for the sold receivables. As of March 31, 2019 and December 31, 2018, the Company had collected $97.5 million and $119.3 million, respectively, of cash from customers which was not yet remitted to the third-party financial institution. These amounts were included in Accounts payable in the Condensed Consolidated Balance Sheets. The Company has not recorded any servicing assets or liabilities as of March 31, 2019 or December 31, 2018, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

6. INVENTORIES

	March 31, 2019	December 31, 2018
	(In millions)
Raw materials and supplies	$361.8	$390.8
Finished goods	517.0	473.0
LIFO reserve	(24.6)	(24.1)
Total inventories	$854.2	$839.7

Inventory is generally accounted for under the first-in, first-out (“FIFO”) method and a portion was accounted for under the last-in, first-out (“LIFO”) method. Approximately $53.5 million and $67.8 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2019 and December 31, 2018, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

As a result of the changes in organizational structure completed in the first quarter of 2019, the Company now has the following four operating segments, which are also its reporting units: Baked Goods, Beverages, Meal Solutions, and Snacks. See Note 16 for more information.

The Company allocated goodwill and accumulated impairment loss balances as of January 1, 2019 between reporting units using a relative fair value allocation approach. The change was considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2019. The Company performed the impairment test, which did not result in the identification of any impairment losses.

Changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows:

	Baked Goods	Beverages	Meal Solutions	Snacks	Total
	(In millions)
Goodwill	$642.2	$712.5	$851.2	$576.8	$2,782.7
Accumulated impairment losses	(33.0)	—	(11.5)	(576.8)	(621.3)
Balance at January 1, 2019	609.2	712.5	839.7	—	2,161.4
Foreign currency exchange adjustments	—	1.0	1.5	—	2.5
Balance at March 31, 2019	$609.2	$713.5	$841.2	$—	$2,163.9

Indefinite Lived Intangible Assets

The Company has $21.7 million and $21.4 million of trademarks with indefinite lives as of March 31, 2019 and December 31, 2018, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets with finite lives as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$957.0	$(403.9)	$553.1	$954.3	$(387.9)	$566.4
Contractual agreements	3.0	(3.0)	—	3.0	(3.0)	—
Trademarks	59.2	(28.8)	30.4	59.1	(27.6)	31.5
Formulas/recipes	33.7	(24.8)	8.9	33.7	(23.5)	10.2
Computer software	165.4	(89.0)	76.4	155.3	(84.6)	70.7
Total finite lived intangibles	$1,218.3	$(549.5)	$668.8	$1,205.4	$(526.6)	$678.8

8. INCOME TAXES

Income tax benefit was recorded at an effective rate of 31.1% for the three months ended March 31, 2019 compared to 22.3% for the three months ended March 31, 2018. The change in the Company's effective tax rate for the three months ended March 31, 2019 compared to 2018 is primarily the result of an adjustment to the one-time transition tax liability due to the January 15, 2019 release of final regulations, the impact of a decrease in executive compensation that is non-deductible for tax purposes, and a change in the valuation allowance. In addition, the Company’s effective tax rate for the three months ended March 31, 2019 reflects a discrete benefit with a rate impact of approximately 1.3% attributable to the vesting and exercise of share-based awards. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $4.0 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $1.0 million of the $4.0 million could affect net income when settled.

On January 15, 2019, the U.S. Treasury Department and Internal Revenue Service released final regulations regarding the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. During the three months ended March 31, 2019, the Company recorded a $1.4 million benefit to reflect the final regulations.

9. LONG-TERM DEBT

	March 31, 2019	December 31, 2018
	(In millions)
Term Loan A	$488.8	$488.8
Term Loan A-1	841.3	851.2
2022 Notes	375.9	375.9
2024 Notes	602.9	602.9
Finance leases	2.4	2.5
Total outstanding debt	2,311.3	2,321.3
Deferred financing costs	(21.5)	(22.7)
Less current portion	(4.6)	(1.2)
Total long-term debt	$2,285.2	$2,297.4

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended March 31, 2019 was 4.34%. Including the impact of interest rate swap agreements in effect as of March 31, 2019, the average rate decreased to 3.62%.

Revolving Credit Facility — As of March 31, 2019, $719.6 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of March 31, 2019, there were $30.4 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Fair Value - At March 31, 2019, the aggregate fair value of the Company's total debt was $2,337.5 million and its carrying value was $2,308.9 million. At December 31, 2018, the aggregate fair value of the Company's total debt was $2,311.3 million and its carrying value was $2,318.8 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair values of the Company's 2022 Notes and 2024 Notes were estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

10. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted loss per share:

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share data)
Net loss	$(27.3)	$(34.1)

Weighted average common shares outstanding	56.1	56.5
Assumed exercise/vesting of equity awards (1)	—	—
Weighted average diluted common shares outstanding	56.1	56.5

Net loss per basic share	$(0.49)	$(0.60)
Net loss per diluted share	$(0.49)	$(0.60)

(1)
Incremental shares from equity awards are computed using the treasury stock method. For the three months ended March 31, 2019 and 2018, the weighted average common shares outstanding is the same for both the computations of basic and diluted shares because the Company had a net loss for the period.  Equity awards excluded from the Company's computation of diluted earnings per share because they were anti-dilutive, were 1.7 million and 2.1 million for the three months ended March 31, 2019 and 2018, respectively.

11. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company’s stockholders approved, the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. On April 25, 2019, the Plan was amended and restated to increase the number of shares available for issuance under the Plan by 1.5 million shares, effective February 27, 2019. The maximum number of shares available to be awarded under the Plan is approximately 17.5 million, of which approximately 4.6 million remained available at March 31, 2019.

Loss before income taxes for the three months ended March 31, 2019 and 2018 includes stock-based compensation expense of $6.1 million and $16.3 million, respectively.  The tax benefit recognized related to the compensation cost of these share-based awards was approximately $1.5 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively.

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

 Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2019. Stock options generally vest in approximately three equal installments on each of the first three anniversaries of the grant date and expire ten years from the grant date.

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2018	1,720	$75.24	4.8	$1.1
Forfeited	(8)	89.54
Exercised	(4)	58.27
Expired	(74)	77.45
Outstanding, at March 31, 2019	1,634	75.07	4.7	4.5
Vested/expected to vest, at March 31, 2019	1,619	74.99	4.6	4.4
Exercisable, at March 31, 2019	1,506	73.95	4.4	4.4

	Three Months Ended March 31,
	2019	2018
	(In millions)
Compensation expense	$0.9	$2.7
Intrinsic value of stock options exercised	—	1.5

Future compensation costs related to unvested options totaled $1.8 million at March 31, 2019 and will be recognized over the remaining vesting period of the grants, which averages 0.9 years.
Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of March 31, 2019, director restricted stock units that have been earned and deferred totaled approximately 118,000.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2019:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2018	685	$52.20	129	$53.75
Granted	327	64.39	—	—
Vested	(231)	55.58	(9)	38.27
Forfeited	(23)	47.49	—	—
Outstanding, at March 31, 2019	758	56.59	120	54.99

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2019	2018
	(In millions)
Compensation expense	$4.6	$8.3
Fair value of vested restricted stock units	15.2	4.3
Tax benefit recognized from vested restricted stock units	2.6	1.0

Future compensation costs related to restricted stock units are approximately $32.1 million as of March 31, 2019 and will be recognized on a weighted average basis over the next 2.4 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so.

The following table summarizes the performance unit activity during the three months ended March 31, 2019:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2018	176	$71.49
Granted	353	62.07
Forfeited	(4)	89.37
Unvested, at March 31, 2019	525	65.04

	Three Months Ended March 31,
	2019	2018
	(In millions)
Compensation expense	$0.6	$5.3

Future compensation costs related to the performance units are estimated to be approximately $23.3 million as of March 31, 2019 and are expected to be recognized over the next 2.8 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2017	$(57.2)	$(4.3)	$(61.5)
Other comprehensive loss	(10.1)	—	(10.1)
Reclassifications from accumulated other comprehensive loss (2)	—	0.2	0.2
Reclassifications from accumulated other comprehensive loss - Adoption of ASU 2018-02	—	(1.1)	(1.1)
Other comprehensive loss	(10.1)	(0.9)	(11.0)
Balance at March 31, 2018	$(67.3)	$(5.2)	$(72.5)

Balance at December 31, 2018	$(91.7)	$(5.4)	$(97.1)
Other comprehensive income	6.8	—	6.8
Reclassifications from accumulated other comprehensive income (2)	—	0.1	0.1
Other comprehensive income	6.8	0.1	6.9
Balance at March 31, 2019	$(84.9)	$(5.3)	$(90.2)

(1)
The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three months ended March 31, 2019 and 2018.

(2)	Refer to Note 13 for additional information regarding these reclassifications.

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

Components of net periodic pension benefit are as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Service cost	$0.5	$0.6
Interest cost	3.2	2.9
Expected return on plan assets	(3.8)	(4.0)
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	0.1	0.2
Net periodic pension benefit	$—	$(0.3)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement expense are as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Interest cost	$0.3	$0.3
Net periodic postretirement cost	$0.3	$0.3

The service cost components of net periodic pension and postretirement costs were recorded in Cost of sales and the other components were recorded in Other expense, net of the Condensed Consolidated Statements of Operations.

14. COMMITMENTS AND CONTINGENCIES

Litigation, Investigations, and Audits - On November 16, 2016, a purported TreeHouse shareholder filed a class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. The complaint, amended on March 24, 2017, is purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016. It asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers.  This complaint is also purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. Finally, on February 8, 2019, another purported TreeHouse shareholder filed an action captioned Bartelt v. Reed, et al., Case No. 1:19-cv-00835, in the United States District Court for the Northern District of Illinois. Like Wells and Lavin, this complaint is purportedly brought derivatively on behalf of TreeHouse and asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste, in addition to asserting violations of Section 14 of the Securities Exchange Act of 1934.

All four complaints make substantially similar allegations (though the amended complaint in Tarara now contains additional detail). Essentially, the complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company’s business, operations, and future prospects; and (ii) failed to disclose that (a) the Company’s private label business was underperforming; (b) the Company’s Flagstone business was underperforming; (c) the Company’s acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse’s statements lacked reasonable basis. The Bartelt action also includes substantially similar allegations concerning events in 2017. The complaints allege that these actions artificially inflated the market price of TreeHouse common stock during the class period, thus purportedly harming investors. We believe that these claims are without merit and intend to defend against them vigorously.

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, which set forth a proposed discovery and briefing schedule for the Court’s consideration.  On July 13, 2018, lead plaintiff filed a motion to certify the class, and defendants filed their response in opposition to the motion to certify the class on October 8, 2018. On November 12, 2018, the parties filed an agreed motion to stay proceedings to allow them to explore mediation. The motion was granted on November 19. The parties thereafter engaged in mediation but failed to resolve the dispute. On March 29, 2019, the parties resumed litigation by filing an agreed motion for extension of time, which was granted on April 9. Pursuant to that schedule, lead plaintiff must file its reply class certification brief by May 17, 2019, and document production must be substantially completed by August 2.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the similarity of the complaints, the parties in Wells and Lavin entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties.  On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018.  The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively. In Wells, the next status conference is set for July 8, 2019. In Bartelt, the parties have agreed to move to consolidate the matter with Lavin such that the Bartelt complaint will be subject to the same deferral order already in place. There is no set status date in Lavin at this time.

The Company is also party to matters challenging its wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. Ralcorp Holdings, Inc., et al, pending in the U.S. District Court for the Central District of California, in which the plaintiffs allege a pattern of violations of California and/or federal law at several current and former Company manufacturing facilities across the State of California. While the Company cannot predict with certainty the results of this or any other legal proceeding, it does not expect this matter to have a material adverse effect on its financial condition, results of operations, or business.

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

As of March 31, 2019, the Company had entered into $1.8 billion of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $1.8 billion in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 1.54% through 2019; 2.68% from 2019 through 2020; and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recorded in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk - Due to the Company’s foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Condensed Consolidated Statements of Operations. As of March 31, 2019, the Company had $6.3 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2019.

Commodity Risk - Certain commodities the Company uses in the production and distribution of our products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Condensed Consolidated Balance Sheets, with changes in value being recorded in the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts are used to manage the price risk associated with raw material costs. As of March 31, 2019, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2019, and 2020; 12.7 million gallons of diesel, expiring throughout 2019; 2.1 million dekatherms of natural gas, expiring throughout 2019; and 15.5 million pounds of resin, expiring throughout 2019.

 The following table identifies the fair value of each derivative instrument:

	Fair Value
	March 31, 2019	December 31, 2018
Asset Derivatives	(In millions)
Commodity contracts	$1.2	$0.6
Foreign currency contracts	0.3	1.5
Interest rate swap agreements	7.1	10.1
	$8.6	$12.2
Liability Derivatives
Commodity contracts	$0.7	$1.8
Foreign currency contracts	0.1	—
Interest rate swap agreements	32.3	19.0
	$33.1	$20.8

As of March 31, 2019 and December 31, 2018, asset derivatives are included within Other assets, net and liability derivatives are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended March 31,
	Recognized in Net Loss	2019	2018
		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other expense, net	$1.7	$(1.0)
Foreign currency contracts	Other expense, net	(1.3)	1.8
Interest rate swap agreements	Other expense, net	(16.3)	(6.4)
Total unrealized loss		(15.9)	(5.6)
Realized gain
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	0.5	2.4
Foreign currency contracts	Cost of sales	0.3	0.6
Interest rate swap agreements	Interest expense	2.4	0.8
Total realized gain		3.2	3.8
Total loss		$(12.7)	$(1.8)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION

On January 1, 2019, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. As a result, the Company consolidated its Condiments and Meals segments into one segment called Meal Solutions. Additionally, the Bars and Ready-to-eat cereal categories moved from the Company's Snacks and Meals segments, respectively, into the Baked Goods segment. All prior period information has been recast to reflect this change in reportable segments.

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

As of the first quarter of 2019, our segments are as follows:

Baked Goods – Our Baked Goods segment sells candy; cookies; crackers; in-store bakery products; pita chips; pretzels; refrigerated dough; retail griddle waffles, pancakes, and French toast; bars; and ready-to-eat cereal.

Beverages – Our Beverages segment sells broths; liquid non-dairy creamer; non-dairy powdered creamers; powdered drinks; single serve hot beverages; specialty teas, and sweeteners.

Meal Solutions – Our Meal Solutions segment sells aseptic cheese and pudding products; jams, preserves, and jellies; mayonnaise; Mexican, barbeque, and other sauces; pickles and related products; refrigerated and shelf stable dressings and sauces; table and flavored syrups; baking and mix powders; powdered soups and gravies; macaroni and cheese; pasta; hot cereals; and skillet dinners.

Snacks – Our Snacks segment sells snack nuts; trail mixes; dried fruit; and other wholesome snacks.

The Company evaluates the performance of its segments based on net sales dollars and direct operating income. Direct operating income is defined as gross profit less freight out, sales commissions, and direct selling, general, and administrative expenses. The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling, general, and administrative expenses, unallocated costs of sales, and unallocated corporate expenses (amortization expense and other operating expense). The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments, revised to reflect the new segment structure, is as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net sales to external customers:
Baked Goods	$422.7	$455.4
Beverages	237.2	249.1
Meal Solutions	464.9	523.3
Snacks	176.3	253.4
Total	$1,301.1	$1,481.2
Direct operating income:
Baked Goods	$44.7	$28.0
Beverages	43.9	39.4
Meal Solutions	46.9	56.2
Snacks	(13.8)	7.6
Total	121.7	131.2
Unallocated selling, general, and administrative expenses	(58.5)	(81.3)
Unallocated cost of sales (1)	(8.1)	(7.5)
Unallocated corporate expense and other (1)	(56.0)	(51.1)
Operating loss	$(0.9)	$(8.7)

(1)	Includes charges related to restructuring programs and other costs managed at corporate.

Disaggregation of Revenue

Segment revenue disaggregated by product category groups, revised to reflect the new segment structure, is as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Retail bakery	$159.9	$177.1
Baked products	262.8	278.3
Total Baked Goods	422.7	455.4
Beverages	165.8	171.4
Beverage enhancers	71.4	77.7
Total Beverages	237.2	249.1
Dressings and sauces	225.9	246.2
Pickles	60.2	69.0
Pasta and dry dinners	113.4	142.0
Cereals and other meals	65.4	66.1
Total Meal Solutions	464.9	523.3
Snack nuts	149.9	202.4
Trail mix	26.4	51.0
Total Snacks	176.3	253.4
Total net sales	$1,301.1	$1,481.2

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet
March 31, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$40.8	$—	$38.2	$—	$79.0
Accounts receivable, net	0.7	320.7	45.9	—	367.3
Inventories	—	748.8	105.4	—	854.2
Prepaid expenses and other current assets	99.3	60.9	24.7	(106.1)	78.8
Total current assets	140.8	1,130.4	214.2	(106.1)	1,379.3
Property, plant, and equipment, net	41.8	1,074.1	144.1	—	1,260.0
Operating lease right-of-use assets	38.1	160.8	29.9	—	228.8
Goodwill	—	2,046.7	117.2	—	2,163.9
Investment in subsidiaries	5,206.9	484.1	—	(5,691.0)	—
Deferred income taxes	34.0	—	—	(34.0)	—
Intangible and other assets, net	90.0	560.6	82.4	—	733.0
Total assets	$5,551.6	$5,456.7	$587.8	$(5,831.1)	$5,765.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37.5	$495.3	$58.3	$—	$591.1
Accrued expenses	65.4	260.5	25.8	(106.1)	245.6
Current portion of long-term debt	4.1	0.4	0.1	—	4.6
Total current liabilities	107.0	756.2	84.2	(106.1)	841.3
Long-term debt	2,284.2	0.4	0.6	—	2,285.2
Operating lease liabilities	43.6	135.5	25.5	—	204.6
Deferred income taxes	—	172.1	17.1	(34.0)	155.2
Other long-term liabilities	9.0	142.0	4.5	—	155.5
Intercompany accounts (receivable) payable, net	984.6	(956.4)	(28.2)	—	—
Stockholders’ equity	2,123.2	5,206.9	484.1	(5,691.0)	2,123.2
Total liabilities and stockholders’ equity	$5,551.6	$5,456.7	$587.8	$(5,831.1)	$5,765.0

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations
Three Months Ended March 31, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net sales	$—	$1,245.7	$152.7		$(97.3)	$1,301.1
Cost of sales	—	1,058.3	145.5		(97.3)	1,106.5
Gross profit	—	187.4	7.2		—	194.6
Selling, general, and administrative expense	34.7	102.0	8.4	—	—	145.1
Amortization expense	3.4	16.0	2.2		—	21.6
Other operating expense, net	19.4	9.1	0.3		—	28.8
Operating income (loss)	(57.5)	60.3	(3.7)		—	(0.9)
Interest expense	26.1	—	0.8		—	26.9
(Gain) loss on foreign currency exchange	—	(0.4)	—		—	(0.4)
Other expense, net	13.6	0.2	(1.6)		—	12.2
Loss before income taxes	(97.2)	60.5	(2.9)		—	(39.6)
Income tax benefit	(22.3)	9.7	0.3		—	(12.3)
Equity in net income (loss) of subsidiaries	47.6	(3.2)	—		(44.4)	—
Net loss	$(27.3)	$47.6	$(3.2)		$(44.4)	$(27.3)

Condensed Supplemental Consolidating Statement of Operations
Three Months Ended March 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,408.8	$177.2	$(104.8)	$1,481.2
Cost of sales	—	1,194.3	159.8	(104.8)	1,249.3
Gross profit	—	214.5	17.4	—	231.9
Selling, general, and administrative expense	44.6	136.0	8.9	—	189.5
Amortization expense	3.0	16.9	2.3	—	22.2
Other operating expense, net	18.8	10.0	0.1	—	28.9
Operating income (loss)	(66.4)	51.6	6.1	—	(8.7)
Interest expense	29.0	—	1.4	(1.9)	28.5
(Gain) loss on foreign currency exchange	(0.4)	2.1	0.8	—	2.5
Other expense, net	5.3	(0.2)	(2.8)	1.9	4.2
Loss before income taxes	(100.3)	49.7	6.7	—	(43.9)
Income tax benefit	(20.2)	9.2	1.2	—	(9.8)
Equity in net income (loss) of subsidiaries	46.0	5.5	—	(51.5)	—
Net loss	$(34.1)	$46.0	$5.5	$(51.5)	$(34.1)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(27.3)	$47.6	$(3.2)	$(44.4)	$(27.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	6.8	—	6.8
Pension and postretirement reclassification adjustment, net of tax	—	0.1	—	—	0.1
Other comprehensive income (loss)	—	0.1	6.8	—	6.9
Equity in other comprehensive (loss) income of subsidiaries	6.9	6.8	—	(13.7)	—
Comprehensive loss	$(20.4)	$54.5	$3.6	$(58.1)	$(20.4)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended March 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(34.1)	$46.0	$5.5	$(51.5)	$(34.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(10.1)	—	(10.1)
Pension and postretirement reclassification adjustment, net of tax	—	0.2	—	—	0.2
Adoption of ASU 2018-02 reclassification to retained earnings	—	(1.1)	—	—	(1.1)
Other comprehensive income (loss)	—	(0.9)	(10.1)	—	(11.0)
Equity in other comprehensive income (loss) of subsidiaries	(9.9)	(10.1)	—	20.0	—
Comprehensive loss	$(44.0)	$35.0	$(4.6)	$(31.5)	$(45.1)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(50.0)	$61.9	$(5.3)	$(44.5)	$(37.9)
Cash flows from investing activities:
Additions to property, plant, and equipment	—	(27.7)	(2.2)	—	(29.9)
Additions to intangible assets	(6.4)	(0.1)	—	—	(6.5)
Intercompany transfer	(21.5)	(11.8)	—	33.3	—
Other	—	—	(0.1)	—	(0.1)
Net cash (used in) provided by investing activities	(27.9)	(39.6)	(2.3)	33.3	(36.5)
Cash flows from financing activities:
Net (repayment) borrowing of debt	(10.0)	(0.4)	—	—	(10.4)
Intercompany transfer	55.2	(21.9)	(44.5)	11.2	—
Receipts related to stock-based award activities	0.2	—	—	—	0.2
Payments related to stock-based award activities	(4.6)	—	—	—	(4.6)
Net cash (used in) provided by financing activities	40.8	(22.3)	(44.5)	11.2	(14.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.9	—	3.9
Decrease (increase) in cash and cash equivalents	(37.1)	—	(48.2)	—	(85.3)
Cash and cash equivalents, beginning of period	77.9	—	86.4	—	164.3
Cash and cash equivalents, end of period	$40.8	$—	$38.2	$—	$79.0

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$41.3	$41.2	$26.5	$(51.2)	$57.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(0.9)	(32.3)	(5.3)	—	(38.5)
Additions to intangible assets	(2.5)	(0.4)	—	—	(2.9)
Intercompany transfer	(42.8)	(43.3)	0.5	85.6	—
Other	—	—	(0.3)	—	(0.3)
Net cash (used in) provided by investing activities	(46.2)	(76.0)	(5.1)	85.6	(41.7)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(2.4)	(1.4)	—	—	(3.8)
Intercompany transfer	10.8	36.2	(12.6)	(34.4)	—
Repurchases of common stock	(17.1)	—	—	—	(17.1)
Receipts related to stock-based award activities	1.9	—	—	—	1.9
Payments related to stock-based award activities	(1.1)	—	—	—	(1.1)
Net cash (used in) provided by financing activities	(7.9)	34.8	(12.6)	(34.4)	(20.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Increase (decrease) in cash and cash equivalents	(12.8)	—	8.5	—	(4.3)
Cash and cash equivalents, beginning of period	83.2	0.2	49.4	—	132.8
Cash and cash equivalents, end of period	$70.4	$0.2	$57.9	$—	$128.5

18. SUBSEQUENT EVENTS

Ready-to-eat Cereal Divestiture

On May 2, 2019, the Company announced that it had entered into a definitive agreement to sell its Ready-to-eat cereal business. The business produces private label ready-to-eat cereal at plants located in Battle Creek, Michigan; Lancaster, Ohio, and Sparks, Nevada for the Baked Goods segment.  The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2019.

Minneapolis Plant Closure

On May 2, 2019, the Company announced the closure of its Minneapolis, Minnesota Snack nuts and Trail mix plant by the end of the third quarter of 2019.  Costs associated with the facility closure are expected to be approximately $13 million, of which approximately $4 million is expected to be in cash. Components of the charges include non-cash asset write-offs of approximately $9 million, employee-related costs of approximately $1 million, and other closure costs of approximately $3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
TreeHouse Foods, Inc. is a manufacturer of packaged foods and beverages with manufacturing facilities across the United States, Canada, and Italy that focuses primarily on private label products for both retail grocery and food away from home customers. We manufacture shelf stable, refrigerated, frozen, and fresh products within our four segments (Baked Goods, Beverages, Meal Solutions, and Snacks). We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative free ingredients in many categories.
Our reportable segments, and the principal products that comprise each segment, are as follows:

Net sales are distributed across segments in the following manner:
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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three month periods ended March 31, 2019 and 2018. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements on page 44 for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Current Market Environment

Retail food sales and volumes have been under pressure in recent years. However, trends might be starting to shift as positive sales growth has returned across most measured channels during the past year. Based on the Citi DD’s Nielsen AOC+C Data Analysis – 3/23/19 report, total retail food sales increased 0.6% in the first quarter of 2019, with volume decreases of 1.3% more than offset by price increases of 1.9%. Private label sales and volume growth continues to outpace branded products as total private label sales in measured channels in the first quarter of 2019 increased 2.5% compared to an increase of 0.2% for branded products. These increases were led by private label price increases of 2.7%, partially offset by a volume decrease of 0.2% compared to branded price increases of 2.0%, mostly offset by volume decreases of 1.8%. As such, on an industry basis, strong private label sales and volumes continue to be attractive compared to branded counterparts.

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

Recent Developments

Change in Segments

On January 1, 2019, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. As a result, the Company consolidated its Condiments and Meals segments into one segment called Meal Solutions. Additionally, the Bars and Ready-to-eat cereal categories moved from the Company's Snacks and Meals segments, respectively, into the Baked Goods segment. All prior period information has been recast to reflect this change in reportable segments.

Minneapolis Plant Closure

On May 2, 2019, the Company announced the closure of its Minneapolis, Minnesota Snack nuts and Trail mix plant.  The Company believes the plant closure is necessary to position the Snacks business for success at lower volume levels. The strategic review related to the Snacks business is on-going and may result in a restructuring, disposition or similar action. Consequently, the Company may incur restructuring, impairment, disposal or other related charges in future periods.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2019		2018
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,301.1	100.0%	$1,481.2	100.0%
Cost of sales	1,106.5	85.0	1,249.3	84.3
Gross profit	194.6	15.0	231.9	15.7
Operating expenses:
Selling and distribution	79.2	6.1	108.4	7.3
General and administrative	65.9	5.1	81.1	5.5
Amortization expense	21.6	1.7	22.2	1.5
Other operating expense, net	28.8	2.2	28.9	2.0
Total operating expenses	195.5	15.1	240.6	16.3
Operating loss	(0.9)	(0.1)	(8.7)	(0.6)
Other expense:
Interest expense	26.9	2.1	28.5	1.9
(Gain) loss on foreign currency exchange	(0.4)	—	2.5	0.2
Other expense, net	12.2	0.9	4.2	0.3
Total other expense	38.7	3.0	35.2	2.4
Loss before income taxes	(39.6)	(3.0)	(43.9)	(3.0)
Income tax benefit	(12.3)	(0.9)	(9.8)	(0.7)
Net loss	$(27.3)	(2.1)%	$(34.1)	(2.3)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Sales — Net sales decreased by $180.1 million, or 12.2%, in the first three months of 2019 compared to the first three months of 2018. The change in net sales from 2018 to 2019 was due to the following:

	Dollars	Percent
	(In millions)
2018 Net Sales	$1,481.2
SKU rationalization	(25.3)	(1.7)%
Volume/mix excluding SKU rationalization	(151.3)	(10.2)
Pricing	2.3	0.2
Divestiture	(3.3)	(0.3)
Foreign currency	(2.5)	(0.2)
2019 Net Sales	$1,301.1	(12.2)%

The change in net sales includes the efforts to simplify and rationalize low margin SKUs, which contributed 1.7% to the year-over-year decline, and the divestiture of the McCann's business in July 2018 which contributed 0.3% to the year-over-year decline. Excluding the impact of SKU rationalization and divestiture, net sales decreased 10.2% in the first three months of 2019 compared to 2018, driven by the following:

•	Volume/mix was unfavorable year-over-year across all segments with the largest decreases in the Snacks and Meal Solutions segments.

•	Foreign currency exchange was unfavorable 0.2% in the first three months of 2019 compared to 2018.

•
Pricing was favorable 0.2% in the first three months of 2019 compared to 2018 reflecting pricing actions to cover commodity inflation offset by lower pricing in the Single serve beverage category due to competitive pressure and commodity-based pass-through pricing declines in the Snacks segment.

Gross Profit — Gross profit as a percentage of net sales was 15.0% in the first three months of 2019, compared to 15.7% in the first three months of 2018, a decrease of 0.7 percentage points. The decrease is primarily due to the fixed cost impact of declining volumes and unfavorable mix driven by the Snacks and Meal Solutions segments, partially offset by lower expenses associated with our restructuring programs.
Total Operating Expenses — Total operating expenses as a percentage of net sales were 15.1% in the first three months of 2019 compared to 16.3% in the first three months of 2018. The decrease in 2019 is primarily a result of lower freight costs due to lower spot market usage and lower spot market premiums, and cost savings from the TreeHouse 2020 and Structure to Win initiatives.
Total Other Expense — Total other expense increased by $3.5 million to $38.7 million in 2019 compared to $35.2 million in 2018. The change was primarily related to an increase in non-cash mark-to-market expenses from hedging activities, driven by interest rate swaps, partially offset by favorable fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods, gains on investments held by our Canadian subsidiaries, and lower interest expense. The decrease in interest expense reflects a lower debt level, partially offset by a higher interest rate reflecting the year-over-year increase in LIBOR.

Income Taxes — Income tax benefit was recorded at an effective rate of 31.1% in the first quarter of 2019 compared to 22.3% in the first quarter of 2018. The change in the Company’s effective tax rate for the three months ended March 31, 2019 compared to 2018 is primarily the result of an adjustment to the one-time transition tax liability due to the January 15, 2019 release of final regulations, the impact of a decrease in executive compensation that is non-deductible for tax purposes, a change in the valuation allowance, and the tax impact of vesting and exercise of share-based awards.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 — Results by Segment

	Three Months Ended March 31, 2019
	Baked Goods		Beverages		Meal Solutions		Snacks
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$422.7	100.0%	$237.2	100.0%	$464.9	100.0%	$176.3	100.0%
Cost of sales	344.6	81.5	180.5	76.1	389.9	83.9	183.4	104.0
Gross profit	78.1	18.5	56.7	23.9	75.0	16.1	(7.1)	(4.0)
Freight out and commissions	25.7	6.1	8.3	3.5	18.6	4.0	4.0	2.3
Direct selling, general, and administrative	7.7	1.8	4.5	1.9	9.5	2.0	2.7	1.5
Direct operating income	$44.7	10.6%	$43.9	18.5%	$46.9	10.1%	$(13.8)	(7.8)%

	Three Months Ended March 31, 2018
	Baked Goods		Beverages		Meal Solutions		Snacks
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$455.4	100.0%	$249.1	100.0%	$523.3	100.0%	$253.4	100.0%
Cost of sales	381.8	83.8	194.3	78.0	430.1	82.2	235.6	93.0
Gross profit	73.6	16.2	54.8	22.0	93.2	17.8	17.8	7.0
Freight out and commissions	36.6	8.0	10.6	4.3	25.8	4.9	6.7	2.6
Direct selling, general, and administrative	9.0	2.0	4.8	1.9	11.2	2.2	3.5	1.4
Direct operating income	$28.0	6.2%	$39.4	15.8%	$56.2	10.7%	$7.6	3.0%

Baked Goods

Net sales in the Baked Goods segment decreased $32.7 million, or 7.2%, in the first three months of 2019 compared to the first three months of 2018. The change in net sales from 2018 to 2019 was due to the following:

	Dollars	Percent
	(In millions)
2018 Net Sales	$455.4
SKU rationalization	(11.5)	(2.5)%
Volume/mix excluding SKU rationalization	(32.0)	(7.0)
Pricing	11.5	2.5
Foreign currency	(0.7)	(0.2)
2019 Net Sales	$422.7	(7.2)%

The change in net sales from 2018 to 2019 was due to unfavorable volume/mix predominately in the Ready-to-eat cereal, In-store bakery, and Refrigerated dough categories, the efforts to simplify and rationalize low margin SKUs, and unfavorable foreign currency, partially offset by favorable pricing actions taken in response to commodity based inflation and a reduction in trade spending primarily in the In-store bakery and Refrigerated dough categories.

Direct operating income as a percentage of net sales increased 4.4 percentage points in the first three months of 2019 compared to the first three months of 2018. The increase was primarily due to favorable pricing, lower production costs, lower freight due to reduced spot market usage, particularly in the temperature controlled freight market, favorable mix due to the rationalization of low margin business, and lower direct selling, general and administrative expenses driven by the TreeHouse 2020 and Structure to Win initiatives. These improvements were partially offset by higher commodity costs (flour and packaging).

Beverages

Net sales in the Beverages segment decreased $11.9 million, or 4.8%, in the first three months of 2019 compared to the first three months of 2018. The change in net sales from 2018 to 2019 was due to the following:

	Dollars	Percent
	(In millions)
2018 Net Sales	$249.1
SKU rationalization	(3.5)	(1.4)%
Volume/mix excluding SKU rationalization	(6.0)	(2.4)
Pricing	(2.4)	(1.0)
2019 Net Sales	$237.2	(4.8)%

Net sales decreased from 2018 to 2019 primarily due to unfavorable volume/mix mostly in the Broth and Powdered creamers categories, partially offset by distribution gains in the Single serve beverage category, the efforts to simplify and rationalize low margin SKUs, and unfavorable pricing primarily due to competitive pressure in the Single serve beverage category.

Direct operating income as a percentage of net sales increased 2.7 percentage points in the first three months of 2019 compared to the first three months of 2018. The increase was primarily due to lower commodity costs (coffee, casein, oils), lower production costs, lower freight due to geographic sales mix, particularly in the Broth category, and freight rate favorability, and favorable mix driven by the Tea category. These improvements were partially offset by unfavorable pricing driven by the Single serve beverage category.

Meal Solutions

Net sales in the Meal Solutions segment decreased $58.4 million, or 11.2%, in the first three months of 2019 compared to the first three months of 2018. The change in net sales from 2018 to 2019 was due to the following:

	Dollars	Percent
	(In millions)
2018 Net Sales	$523.3
SKU rationalization	(10.3)	(2.0)%
Volume/mix excluding SKU rationalization	(48.5)	(9.3)
Pricing	5.5	1.0
Divestiture	(3.3)	(0.6)
Foreign currency	(1.8)	(0.3)
2019 Net Sales	$464.9	(11.2)%

Net sales decreased from 2018 to 2019 due to unfavorable volume/mix primarily in the Pasta, Jams, preserves and jellies, and Pickles categories, the efforts to simplify and rationalize low margin SKUs, the divestiture of the McCann's business in July 2018, and foreign currency. Pricing was favorable reflecting certain pricing actions taken in response to commodity inflation that was only partially offset by durum pass-through pricing reductions.

Direct operating income as a percentage of net sales decreased 0.6 percentage points in the first three months of 2019 compared to the first three months of 2018. The decrease was primarily due to lower volumes and the related fixed cost impact, unfavorable mix within the Pasta category, and higher commodity costs partially offset by favorable pricing and lower direct selling, general and administrative expenses driven by the TreeHouse 2020 and Structure to Win initiatives.

Snacks

Net sales in the Snacks segment decreased $77.1 million, or 30.4%, in the first three months of 2019 compared to the first three months of 2018. The change in net sales from 2018 to 2019 was due to the following:

	Dollars	Percent
	(In millions)
2018 Net Sales	$253.4
Volume/mix	(64.8)	(25.6)%
Pricing	(12.3)	(4.8)
2019 Net Sales	$176.3	(30.4)%

Net sales decreased from 2018 to 2019 primarily due to lost distribution and competitive pressure in the Snack nuts and Trail mix categories and unfavorable pricing as a result of commodity-based pass-through pricing declines.

Direct operating income as a percentage of net sales decreased 10.8 percentage points in the first three months of 2019 compared to the first three months of 2018. The decrease was primarily due to lower volume and the related fixed cost impact, and higher input costs associated with certain commodities.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $719.6 million was available under the Revolving Credit Facility as of March 31, 2019. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net Cash Flows (Used In) Provided By:
Operating activities	$(37.9)	$57.8
Investing activities	(36.5)	(41.7)
Financing activities	(14.8)	(20.1)

Operating Activities

Our cash used in operations was $37.9 million in the first three months of 2019 compared to cash provided of $57.8 million in the first three months of 2018, a decrease of $95.7 million. The decrease is mostly attributable to a decline in cash provided by the Receivables Sales Agreement during the first three months of 2019 compared to the first three months of 2018 and higher incentive compensation payouts during the first three months of 2019. The Company's working capital management emphasis continues to be focused on driving faster collection of receivables, managing inventory, and extending vendor payment terms.

Investing Activities

Cash used in investing activities was $36.5 million in the first three months of 2019 compared to $41.7 million in the first three months of 2018, a decrease in cash used of $5.2 million.  During the first three months of 2019, capital expenditures were lower compared to the first three months of 2018.

We expect capital spending programs to be approximately $190 million in 2019. Capital spending in 2019 is focused on TreeHouse 2020 initiatives, the continued implementation of an Enterprise Resource Planning system, food safety, quality, productivity improvements, and routine equipment upgrades or replacements at our plants.
Financing Activities

Net cash used in financing activities was $14.8 million in the first three months of 2019 compared to $20.1 million in the first three months of 2018, a decrease in cash used of $5.3 million. The decrease is primarily attributable to share repurchase activity during the first three months of 2018, which did not recur in the first three months of 2019, partially offset by an early payment of $10.0 million on the Company's term loan during the first three months of 2019.
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

The following table reconciles cash flow (used in) provided by operating activities (a GAAP measure) to our free cash flow (a Non-GAAP measure).

	Three Months Ended March 31,
	2019	2018
	(In millions)
Cash flow (used in) provided by operating activities	$(37.9)	$57.8
Less: Capital expenditures	(36.4)	(41.4)
Free cash flow	$(74.3)	$16.4
For the three months ended March 31, 2019, we generated negative free cash flow of $74.3 million.  Free cash flow in 2019 decreased $90.7 million over the prior year primarily due to lower cash flow provided by operating activities during the first three months of 2019.
Debt Obligations
At March 31, 2019, we had $488.8 million outstanding under Term Loan A, $841.3 million outstanding under Term Loan A-1, $375.9 million of the 2022 Notes outstanding, $602.9 million of the 2024 Notes outstanding, and $2.4 million of other obligations. In addition, at March 31, 2019, there were $30.4 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at March 31, 2019, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $719.6 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended March 31, 2019 averaged 4.34%. Including the interest rate swap agreements in effect as of March 31, 2019, the average rate decreases to 3.62%.

We are in compliance with all applicable financial debt covenants as of March 31, 2019. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

Adjusted Earnings Per Fully Diluted Share, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per fully diluted share (“Adjusted Diluted EPS”) reflects adjustments to GAAP loss per fully diluted share to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, restructuring programs, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of Adjusted Diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended March 31,
		2019	2018
		(unaudited)
Diluted loss per share (GAAP)		$(0.49)	$(0.60)
Restructuring programs	(1)	0.60	0.68
Mark-to-market adjustments	(2)	0.28	0.10
Acquisition, integration, divestiture, and related costs	(3)	0.02	—
Product recall	(4)	0.01	—
Tax indemnification	(5)	(0.01)	—
Foreign currency (gain) loss on re-measurement of intercompany notes	(6)	(0.03)	0.03
CEO transition costs	(7)	—	0.23
Taxes on adjusting items		(0.25)	(0.26)
Adjusted diluted EPS (Non-GAAP)		$0.13	$0.18

During the three months ended March 31, 2019 and 2018, the Company entered into transactions that affected the year-over-year comparison of its financial results that included restructuring programs, mark-to-market adjustments, acquisition, integration, divestiture, and related costs, product recall, tax indemnification, foreign currency (gain) loss on re-measurement of intercompany notes, CEO transition costs, and the related tax impact of these items.

(1)
The Company's restructuring and margin improvement activities are part of an enterprise-wide transformation to improve the long-term profitability of the Company. For the three months ended March 31, 2019 and 2018, the Company incurred restructuring program costs of approximately $33.7 million and $38.6 million, respectively. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional details.

(2)
The Company’s derivative contracts are marked-to-market each period with the unrealized changes in fair value being recorded in the Condensed Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized and included in earnings. The mark-to-market impacts only are treated as Non-GAAP adjustments. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional details.

(3)
The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential divestitures, completed and potential acquisitions and the related integration of the acquisitions. Costs incurred in the first three months of 2019 primarily related to divestiture activity partially offset by transition services agreement (“TSA”) revenue related to the 2017 SIF divestiture, while gains incurred in the first three months of 2018 primarily related to the divestiture of the SIF business and the related transition services agreement (“TSA”) revenue.

(4)
The product recall line primarily represents legal fees associated with ongoing efforts to recover additional insurance proceeds related to an announced voluntary recall of products in 2016 that may have been impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier.

(5)
The tax indemnification line represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years.  These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(6)
The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $1.6 million in the first quarter of 2019 versus foreign currency losses of $1.9 million in the prior year to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.

(7)
The CEO transition cost line primarily relates to accelerated stock-based compensation and modification accounting related to the transition of Chief Executive Officers in 2018. Refer to Note 11 to our Condensed Consolidated Financial Statements for additional details.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying Non-GAAP adjustments.

Adjusted Net Income, Adjusted EBIT, and Adjusted EBITDAS, Adjusting for Certain Items Affecting Comparability

Adjusted net income represents GAAP net loss as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS metric outlined above.
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
The following table reconciles the Company’s net loss as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income, Adjusted EBIT, and Adjusted EBITDAS for the three months ended March 31, 2019 and 2018:

		Three Months Ended March 31,
		2019	2018
		(unaudited in millions)
Net loss per GAAP		$(27.3)	$(34.1)
Restructuring programs	(1)	33.7	38.6
Mark-to-market adjustments	(2)	15.9	5.6
Acquisition, integration, divestiture, and related costs	(3)	1.0	(0.1)
Product recall	(4)	0.4	—
Tax indemnification	(5)	(0.3)	—
Foreign currency (gain) loss on re-measurement of intercompany notes	(6)	(1.6)	1.9
CEO transition costs	(7)	—	13.0
Less: Taxes on adjusting items		(14.3)	(14.8)
Adjusted net income		7.5	10.1
Interest expense		26.9	28.5
Interest income		(2.6)	(2.0)
Income tax benefit		(12.3)	(9.8)
Add: Taxes on adjusting items		14.3	14.8
Adjusted EBIT		33.8	41.6
Depreciation and amortization	(8)	59.2	58.8
Stock-based compensation expense	(9)	5.9	6.4
Adjusted EBITDAS		$98.9	$106.8

		Location in Condensed	Three Months Ended March 31,
		Consolidated Statements of Operations	2019	2018
			(unaudited in millions)
(1)	Restructuring programs	Other operating expense, net	$28.8	$28.9
		Cost of sales	4.1	9.7
		General and administrative	0.8	—
(2)	Mark-to-market adjustments	Other expense, net	15.9	5.6
(3)	Acquisition, integration, divestiture, and related costs	General and administrative	1.0	(0.1)
(4)	Product recall	General and administrative	0.4	—
(5)	Tax indemnification	Other expense, net	(0.3)	—
(6)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(1.6)	1.9
(7)	CEO transition costs	General and administrative	—	13.0
(8)	Depreciation included as an adjusting item	Cost of sales	2.7	8.2
(9)	Stock-based compensation expense included as an adjusting item	General and administrative	0.2	9.9

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

See Note 14 to our Condensed Consolidated Financial Statements included herein and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2018.  We adopted ASC 842, Leases, effective January 1, 2019 and have updated our accounting policy specific to leases accordingly.  See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding these updates.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than letters of credit, which have or are reasonably likely to have a material effect on our Condensed Consolidated Financial Statements.

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

The words “anticipate,” “believe,” “estimate,” “project,” “expect,” “intend,” “plan,” “should,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the success of our restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; raw material and commodity costs; competition; our ability to continue to make acquisitions in accordance with our business strategy; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; and labor strikes or work stoppages; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2018, and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

For additional information regarding the Company's exposure to certain market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2018 Annual Report on Form 10-K. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures from the 2018 year-end.

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

As of March 31, 2019, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to systems and processes to improve such controls and increase efficiency, while ensuring that an effective internal control environment is maintained.

In connection with the Company’s restructuring programs, in the first quarter of 2019, the Company continued centralizing certain accounting functions within its shared service center and began the process of implementing a new IT system which will support centralized accounting functions. This implementation is expected to continue throughout 2019, with initial changes to begin in the second quarter of 2019. These initiatives were not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to these initiatives, the Company has and will continue to align and streamline the design and operation of its financial control environment.

Additionally, in the first quarter of 2019, the Company adopted ASC 842, Leases. The adoption of this new accounting standard resulted in the implementation of additional controls as changes were made to certain processes and systems.

Other than as described in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Treehouse Foods, Inc. and subsidiaries (the "Company") as of March 31, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), and cash flows, for the three-month periods ended March 31, 2019 and 2018, and the related notes and schedules (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
/s/ DELOITTE & TOUCHE LLP

Chicago, IL
May 2, 2019

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 14 to the Condensed Consolidated Financial Statements in this report.

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2018.

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

For the three months ended March 31, 2019, the Company did not make any share repurchases.

Item 6. Exhibits

10.1	TreeHouse Foods, Inc. Performance Unit Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2019.

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: May 2, 2019	/s/ Matthew J. Foulston
Matthew J. Foulston
Executive Vice President and Chief Financial Officer

Date: May 2, 2019	/s/ John P. Waldron
John P. Waldron
Vice President, Corporate Controller, and Principal Accounting Officer