Form 10-Q
period 2019-06-30
TreeHouse Foods, Inc.
filed 2019-08-01
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                to
Commission File Number 001-32504
TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware			20-2311383
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer identification no.)

2021 Spring Road, Suite 600	Oak Brook	IL	60523
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) (708) 483-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	THS	NYSE
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
Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of July 26, 2019: 56,200,738.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$63.7	$164.3
Receivables, net	301.3	351.3
Inventories	842.1	863.8
Assets held for sale	142.5	—
Prepaid expenses and other current assets	83.7	61.8
Total current assets	1,433.3	1,441.2
Property, plant and equipment, net	1,149.2	1,274.4
Operating lease right-of-use assets	218.6	—
Goodwill	2,112.7	2,161.4
Intangible assets, net	635.5	700.2
Other assets, net	43.6	46.2
Total assets	$5,592.9	$5,623.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$525.6	$577.9
Accrued expenses	303.2	256.1
Current portion of long-term debt	7.9	1.2
Total current liabilities	836.7	835.2
Long-term debt	2,257.6	2,297.4
Operating lease liabilities	194.4	—
Deferred income taxes	161.0	160.2
Other long-term liabilities	159.9	170.6
Total liabilities	3,609.6	3,463.4
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.2 and 56.0 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(83.3)	(83.3)
Additional paid-in capital	2,143.5	2,135.8
Retained earnings	5.3	204.0
Accumulated other comprehensive loss	(82.8)	(97.1)
Total stockholders’ equity	1,983.3	2,160.0
Total liabilities and stockholders’ equity	$5,592.9	$5,623.4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,250.7	$1,455.8	$2,551.8	$2,937.0
Cost of sales	1,051.7	1,219.3	2,157.7	2,467.9
Gross profit	199.0	236.5	394.1	469.1
Operating expenses:
Selling and distribution	68.3	91.7	147.5	200.1
General and administrative	95.1	72.9	161.0	154.0
Amortization expense	19.3	21.3	40.9	43.5
Asset impairment	130.4	—	130.4	—
Other operating expense, net	35.5	46.7	64.3	75.6
Total operating expenses	348.6	232.6	544.1	473.2
Operating (loss) income	(149.6)	3.9	(150.0)	(4.1)
Other expense:
Interest expense	27.9	31.3	54.8	59.8
(Gain) loss on foreign currency exchange	(1.3)	1.9	(1.7)	4.4
Other expense (income), net	24.2	(3.8)	36.4	0.4
Total other expense	50.8	29.4	89.5	64.6
Loss before income taxes	(200.4)	(25.5)	(239.5)	(68.7)
Income tax benefit	(28.6)	(6.0)	(40.8)	(15.6)
Net loss	$(171.8)	$(19.5)	$(198.7)	$(53.1)

Net loss per common share:
Basic	$(3.05)	$(0.35)	$(3.54)	$(0.94)
Diluted	$(3.05)	$(0.35)	$(3.54)	$(0.94)
Weighted average common shares:
Basic	56.3	56.4	56.2	56.4
Diluted	56.3	56.4	56.2	56.4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(171.8)	$(19.5)	$(198.7)	$(53.1)

Other comprehensive income (loss):
Foreign currency translation adjustments	7.2	(9.4)	14.0	(19.5)
Pension and postretirement reclassification adjustment	0.2	0.1	0.3	0.3
Adoption of ASU 2018-02 reclassification to retained earnings	—	—	—	(1.1)
Other comprehensive income (loss)	7.4	(9.3)	14.3	(20.3)

Comprehensive loss	$(164.4)	$(28.8)	$(184.4)	$(73.4)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

			Additional				Accumulated Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
Balance, January 1, 2018 (1)	57.2	$0.6	$2,107.0	$267.1	(0.6)	$(28.7)	$(61.5)	$2,284.5
Net loss	—	—	—	(33.6)	—	—	—	(33.6)
Other comprehensive loss	—	—	—	—	—	—	(9.9)	(9.9)
Treasury stock repurchases	—	—	—	—	(0.4)	(17.1)	—	(17.1)
Equity awards exercised	0.2	—	0.9	—	—	—	—	0.9
Stock-based compensation	—	—	16.3	—	—	—	—	16.3
Cumulative effect of accounting change	—	—	—	1.5	—	—	(1.1)	0.4
Balance, March 31, 2018	57.4	$0.6	$2,124.2	$235.0	(1.0)	$(45.8)	$(72.5)	$2,241.5
Net loss	—	—	—	(19.5)	—	—	—	(19.5)
Other comprehensive loss	—	—	—	—	—	—	(9.3)	(9.3)
Treasury stock repurchases	—	—	—	—	(0.3)	(12.6)	—	(12.6)
Equity awards exercised	0.2	—	0.8	—	—	—	—	0.8
Stock-based compensation	—	—	6.9	—	—	—	—	6.9
Balance, June 30, 2018	57.6	$0.6	$2,131.9	$215.5	(1.3)	$(58.4)	$(81.8)	$2,207.8

Balance, January 1, 2019 (1)	57.8	$0.6	$2,135.8	$204.0	(1.8)	$(83.3)	$(97.1)	$2,160.0
Net loss	—	—	—	(26.9)	—	—	—	(26.9)
Other comprehensive income	—	—	—	—	—	—	6.9	6.9
Equity awards exercised	0.2	—	(4.4)	—	—	—	—	(4.4)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Balance, March 31, 2019	58.0	$0.6	$2,137.5	$177.1	(1.8)	$(83.3)	$(90.2)	$2,141.7
Net loss	—	—	—	(171.8)	—	—	—	(171.8)
Other comprehensive income	—	—	—	—	—	—	7.4	7.4
Equity awards exercised	—	—	(0.7)	—	—	—	—	(0.7)
Stock-based compensation	—	—	6.7	—	—	—	—	6.7
Balance, June 30, 2019	58.0	$0.6	$2,143.5	$5.3	(1.8)	$(83.3)	$(82.8)	$1,983.3

(1)
The retained earnings balance has been revised from the amounts previously reported as a result of the change in Pickles inventory valuation method from LIFO to FIFO. Refer to Note 6 for additional information.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(198.7)	$(53.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	116.1	128.9
Asset impairment	130.4	—
Stock-based compensation	12.8	23.2
Unrealized loss (gain) on derivative contracts	41.2	(2.0)
Other	(0.4)	11.2
Changes in operating assets and liabilities:
Receivables	49.8	68.5
Inventories	(32.3)	(32.2)
Prepaid expenses and other assets	(28.1)	(19.4)
Accounts payable, accrued expenses, and other liabilities	(81.4)	106.2
Net cash provided by operating activities	9.4	231.3
Cash flows from investing activities:
Additions to property, plant, and equipment	(60.2)	(79.3)
Additions to intangible assets	(13.8)	(9.0)
Proceeds from sale of fixed assets	1.4	3.3
Other	(0.1)	(0.7)
Net cash used in investing activities	(72.7)	(85.7)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	46.3	5.9
Payments under Revolving Credit Facility	(46.3)	(5.9)
Payments on financing lease obligations	(1.3)	(0.5)
Payment of deferred financing costs	—	(2.4)
Payments on Term Loans	(35.0)	(7.0)
Repurchases of 2022 Notes	—	(21.4)
Repurchases of 2024 Notes	—	(118.8)
Repurchases of common stock	—	(29.6)
Receipts related to stock-based award activities	0.5	4.7
Payments related to stock-based award activities	(5.6)	(3.0)
Net cash used in financing activities	(41.4)	(178.0)
Effect of exchange rate changes on cash and cash equivalents	4.1	(1.5)
Net decrease in cash and cash equivalents	(100.6)	(33.9)
Cash and cash equivalents, beginning of period	164.3	132.8
Cash and cash equivalents, end of period	$63.7	$98.9

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow disclosures
Interest paid	$56.8	$60.2
Income taxes (refunded) paid	(5.3)	5.7

Non-cash investing activities:
Accrued purchase of property and equipment	$26.8	$16.2
Accrued other intangible assets	4.9	5.9
Right-of-use assets and operating lease obligations recognized at ASU 2016-02 transition	252.5	—
Right-of-use assets and operating lease obligations recognized after ASU 2016-02 transition	7.4	—
See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2019
(Unaudited)

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

Change in Segments

In the first quarter of 2019, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. All prior period information has been recast to reflect this change in reportable segments. Refer to Note 19 for additional information.

Accounting Method Change

Effective April 1, 2019, the Company changed its method of valuing its Pickle inventory in its Meal Solutions segment from the last-in, first out (LIFO) method to the first-in, first out (FIFO) method. Prior period information included in this Form 10-Q has been adjusted to apply the FIFO method retrospectively. Refer to Note 6 for additional information.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between legacy GAAP and this ASU is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under legacy GAAP. The standard requires that entities apply the effects of these changes using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (842), Targeted Improvements, which provides an additional transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to apply ASU No. 2016-02 on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. These ASU's are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.
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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The costs by activity for the Restructuring Programs are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
TreeHouse 2020	$31.4	$32.0	$59.4	$59.7
Structure to Win	5.4	17.8	11.1	26.2
Other restructuring and plant closing costs	—	0.8	—	3.3
Total Restructuring Programs	$36.8	$50.6	$70.5	$89.2

Expenses associated with these programs are in Cost of sales, General and administrative, and Other operating expense, net in the Condensed Consolidated Statements of Operations.  The Company does not allocate costs associated with Restructuring Programs to reportable segments when evaluating the performance of its segments.  As a result, costs associated with Restructuring Programs are not presented by reportable segment. See Note 19 for more information.

Below is a summary of costs by line item for the Restructuring Programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Cost of sales	$0.5	$1.9	$4.6	$11.6
General and administrative	0.8	2.3	1.6	2.3
Other operating expense, net	35.5	46.4	64.3	75.3
Total	$36.8	$50.6	$70.5	$89.2

The table below presents the activity of the liabilities associated with the Restructuring Programs as of June 30, 2019:

	Severance	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2018	$19.3	$2.6	$21.9
Expenses recognized	6.6	—	6.6
Cash payments	(11.7)	—	(11.7)
Reclassification due to adoption of ASU 2016-02	—	(2.6)	(2.6)
Balance as of June 30, 2019	$14.2	$—	$14.2

Liabilities as of June 30, 2019 associated with total exit cost reserves primarily relate to severance. The severance liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Other costs represent early lease termination

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. As part of the Company's adoption of ASU 2016-02, these lease termination liabilities were offset with the initial right-of-use asset at transition. Refer to Note 4 for additional information.

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

Facility Location	Date of Closure Announcement	Closure Status	Primary Products Produced	Primary Segment Affected	Total Costs to Close	Total Cash Costs to Close
					(In millions)
Dothan, Alabama (1)	August 3, 2017	Partial closure completed in Q3 2018	Trail mix and snack nuts	Snacks	$11.8	$6.1
Brooklyn Park, Minnesota	August 3, 2017	Completed in Q4 2017	Dry dinners	Meal Solutions	16.1	9.6
Plymouth, Indiana	August 3, 2017	Completed in Q4 2017	Pickles	Meal Solutions	9.3	3.8
Battle Creek, Michigan (2)	January 31, 2018	Completed in Q2 2019	Ready-to-eat cereal	Baked Goods	13.1	9.0
Visalia, California	February 15, 2018	Completed in Q1 2019	Pretzels	Baked Goods	22.1	8.8
Minneapolis, Minnesota	May 2, 2019	Q3 2019	Trail mix and snack nuts	Snacks	4.8	4.8
					$77.2	$42.1

(1) The Dothan facility will be sold with the Snacks business. Refer to Note 21 for additional information.
(2) The Battle Creek facility will be sold with the Ready-to-eat cereal business. Refer to Note 7 for additional information.

During the third quarter of 2018, the Company announced the closure of its Omaha, Nebraska office by January 31, 2019. This closure was completed during the first quarter of 2019.

Below is a summary of the overall TreeHouse 2020 program costs by type:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Costs To Date	Total Expected Costs
	2019	2018	2019	2018
	(In millions)
Asset-related	$0.3	$0.6	$3.2	$5.9	$59.0	$60.0
Employee-related	5.1	8.7	9.8	17.1	59.7	75.0
Other costs	26.0	22.7	46.4	36.7	135.1	196.0
Total	$31.4	$32.0	$59.4	$59.7	$253.8	$331.0

For the three and six months ended June 30, 2019 and 2018, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost and severance; and other costs primarily consisted of consulting costs.  Asset-related costs were recognized in Cost of sales while employee-related and other costs were primarily recognized in Other operating expense, net of the Condensed Consolidated Statement of Operations.

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

Below is a summary of costs by type associated with the Structure to Win program:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Costs To Date	Total Expected Costs
	2019	2018	2019	2018
	(In millions)
Asset-related	$0.8	$2.2	$1.6	$2.2	$3.8	$3.8
Employee-related	1.2	4.1	2.6	9.6	24.9	27.4
Other costs	3.4	11.5	6.9	14.4	27.5	28.9
Total	$5.4	$17.8	$11.1	$26.2	$56.2	$60.1

For the three and six months ended June 30, 2019 and 2018, employee-related costs primarily consisted of severance and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Condensed Consolidated Statements of Operations.

During the first quarter of 2019, the Company announced the closure of its St. Louis, Missouri office by June 28, 2019. This closure was completed during the second quarter of 2019.

(3) Other Restructuring and Plant Closing Costs

The Company continually analyzes its plant network to align operations with the current and future needs of its customers. Facility closure decisions are made when the Company identifies opportunities to lower production costs or eliminate excess manufacturing capacity while maintaining a competitive cost structure, service levels, and product quality. Expenses associated with facility closures are primarily aggregated in Other operating expense, net of the Condensed Consolidated Statements of Operations, with the exception of asset-related costs, which are recognized in Cost of sales.

Other restructuring and plant closing costs were $0.8 million and $3.3 million for the three and six months ended June 30, 2018, respectively. There were no costs associated with other restructuring and plant closing costs during the three and six months ended June 30, 2019.

4. LEASES

The Company has operating and finance leases for manufacturing facilities, warehouses and distribution centers, office space, and certain equipment. Remaining lease terms for these leases range from 1 year to 14 years. Some of the Company’s leases include options to extend the leases for up to 29 years, and some of which include options to terminate the leases within 1 year.

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	June 30, 2019
		(In millions)
Assets
Operating	Operating lease right-of-use assets	$218.6
Finance	Property, plant, and equipment, net	2.1
Total assets		$220.7

Liabilities
Current liabilities
Operating	Accrued expenses	$40.4
Finance	Current portion of long-term debt	1.0
Total current liabilities		41.4
Noncurrent liabilities
Operating	Operating lease liabilities	194.4
Finance	Long-term debt	0.9
Total noncurrent liabilities		195.3
Total lease liabilities		$236.7

Right-of-use assets and their corresponding lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.

Discount Rates

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

As of June 30, 2019, the weighted-average discount rates for the Company's operating and finance leases were 4.7% and 4.1%, respectively.

Lease Payments

The Company includes lease payments under options to extend or terminate the lease in the measurement of the right-of-use asset and lease liability when it is reasonably certain that it will exercise such options. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Fixed lease costs represent the explicitly quantified lease payments prescribed by the lease agreement and are included in the measurement of the right-of-use asset and corresponding lease liability. Variable lease payments that depend on an index or a rate are included in the calculation of the right-of-use asset and lease liability based on the index or rate at lease commencement. Other variable lease payments such as those that depend on the usage or performance of an underlying asset are not included in the measurement of the right-of-use asset or lease liability. The Company has elected the practical expedient to combine lease and nonlease components into a single component for all of its leases.

As of June 30, 2019, the weighted-average remaining term of the Company's operating and finance leases was 8.0 years and 2.6 years, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of lease expense were as follows:

		Three Months Ended	Six Months Ended
	Statement of Operations Classification	June 30, 2019	June 30, 2019
		(In millions)
Operating lease cost	Cost of sales and General and administrative	$14.6	$26.2
Finance lease cost:
Amortization of right-of-use assets	Cost of sales and General and administrative	0.4	0.8
Interest on lease liabilities	Interest expense	—	0.1
Total finance lease cost		0.4	0.9
Variable lease cost (1)	Cost of sales and General and administrative	1.5	2.7
Net lease cost		$16.5	$29.8

(1)	Includes short-term leases, which are immaterial.

Future maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In millions)
Six months ended December 31, 2019	$24.9	$0.7
2020	45.8	0.7
2021	41.4	0.6
2022	33.0	0.3
2023	26.6	—
Thereafter	113.4	—
Total lease payments	285.1	2.3
Less: Interest	(50.3)	(0.4)
Present value of lease liabilities	$234.8	$1.9

(1)	Operating lease payments include $3.0 million related to options to extend lease terms that are reasonably certain of being exercised.

Other information related to leases were as follows:

Six Months Ended June 30, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24.4
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	1.3

5. RECEIVABLES SALES PROGRAM

In December 2017 and June 2019, the Company entered into agreements to sell certain trade accounts receivable to two unrelated, third-party financial institutions (collectively, "the Receivables Sales Program"). The Program provides for an ongoing sale of receivables, on a revolving basis, until the agreements are terminated. The agreements can be terminated by either party with 60 days' notice. The Company has no retained interest in the receivables sold under the Program; however, under the agreements the Company does have collection and administrative responsibilities for the sold receivables. Under the Program, the maximum amount of receivables that may be sold at any time is $300.0 million.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables sold under the Program are de-recognized from the Company's Condensed Consolidated Balance Sheet at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The outstanding amount of accounts receivable sold under the Receivables Sales Program was $184.5 million and $177.0 million as of June 30, 2019 and December 31, 2018, respectively.

The loss on sale of receivables was $1.2 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $2.1 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively, and is included in Other expense (income), net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of June 30, 2019 or December 31, 2018, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

As of June 30, 2019 and December 31, 2018, the Company had collected but not yet remitted to the financial institutions $70.5 million and $119.3 million, respectively. These amounts were included in Accounts payable in the Condensed Consolidated Balance Sheets.

6. INVENTORIES

	June 30, 2019	December 31, 2018
	(In millions)
Raw materials and supplies	$358.7	$390.8
Finished goods	483.4	473.0
Total inventories	$842.1	$863.8

In order to align inventory valuation methods across the Company, effective April 1, 2019, the Company changed its method of valuing its Pickle inventory in its Meal Solutions segment from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. After adopting the change, all of the Company's inventory is now valued using the FIFO method. The Company believes that the FIFO method is preferable since it more accurately reflects the current market value of inventory presented on the Company's Condensed Consolidated Balance Sheets, improves comparability with the Company's peers, and results in consistency across its operations with respect to the method of inventory valuation. Prior period information included in this Form 10-Q has been adjusted to apply the FIFO method retrospectively. As a result of the retrospective change, retained earnings as of January 1, 2017 increased $14.4 million. This change did not affect the Company's previously reported cash flows from operating, investing, or financing activities.

The impact of the change from LIFO to FIFO on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss is summarized below:

	Three Months Ended March 31, 2019			Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)
Cost of sales	$1,106.5	$(0.5)	$1,106.0	$1,220.0	$(0.7)	$1,219.3	$2,469.3	$(1.4)	$2,467.9
Operating (loss) income	(0.9)	0.5	(0.4)	3.2	0.7	3.9	(5.5)	1.4	(4.1)
Income tax (benefit) expense	(12.3)	0.1	(12.2)	(6.1)	0.1	(6.0)	(15.9)	0.3	(15.6)
Net (loss) income	(27.3)	0.4	(26.9)	(20.1)	0.6	(19.5)	(54.2)	1.1	(53.1)
Comprehensive (loss) income	(20.4)	0.4	(20.0)	(29.4)	0.6	(28.8)	(74.5)	1.1	(73.4)
Net (loss) income per common share - basic & diluted	$(0.49)	$0.01	$(0.48)	$(0.36)	$0.01	$(0.35)	$(0.96)	$0.02	$(0.94)

The impact of the change on the Company's Condensed Consolidated Balance Sheets as of December 31, 2018 is as follows:

	December 31, 2018
	As Reported	Adjustment	As Adjusted
	(In millions)
Inventories	$839.7	$24.1	$863.8
Deferred income taxes	154.2	6.0	160.2
Retained earnings	185.9	18.1	204.0

7. ASSETS HELD FOR SALE

On May 1, 2019, the Company entered into a definitive agreement to sell its Ready-to-eat ("RTE") Cereal business, a component of the Baked Goods reporting segment, to Post Holdings, Inc. ("Post"). The sale of this business is part of the Company's strategy to pursue portfolio optimization. The transaction is presently being reviewed by the Federal Trade Commission (the "FTC"). The Company and Post remain optimistic of a timely conclusion of the FTC review. The Company has classified the assets related to the RTE Cereal business as held for sale in its Condensed Consolidated Balance Sheets as of June 30, 2019.

Asset Impairment

The disposal group was tested for recoverability as of the balance sheet date, and the Company recognized the expected disposal loss as an impairment charge of $63.9 million during the three months ended June 30, 2019, as the fair value was determined to be less than the carrying value of the associated assets, including the related goodwill. The impairment is recognized within Asset impairment in the Condensed Consolidated Statements of Operations.

The following table represents detail of assets held for sale related to the RTE Cereal business as of June 30, 2019:

June 30, 2019
(In millions)
Inventories	$57.8
Property, plant and equipment, net	53.0
Goodwill	53.5
Intangible assets, net	38.6
Valuation allowance	(63.9)
Assets held for sale	$139.0

The Company also had $3.5 million of assets classified as held for sale as of June 30, 2019 within its Meal Solutions segment related to the closure of the Brooklyn Park, Minnesota facility. The sale of these assets is expected by the fourth quarter of 2019. There was no impairment related to these assets.

8. PROPERTY, PLANT, AND EQUIPMENT

	June 30, 2019	December 31, 2018
	(In millions)
Land	$70.0	$70.6
Buildings and improvements	469.4	461.4
Machinery and equipment	1,268.1	1,341.2
Construction in progress	109.7	119.2
Total	1,917.2	1,992.4
Less accumulated depreciation	(768.0)	(718.0)
Property, plant, and equipment, net	$1,149.2	$1,274.4

Asset Impairment

During the second quarter of 2019, due to changes in market price expectations for the sale of the Company's Snacks segment, the Company assessed the recoverability of the carrying value of the property, plant, and equipment associated with the segment. This assessment resulted in property, plant, and equipment impairment losses of $63.2 million. These losses result from the estimated fair value of the Snacks asset group, which was determined by its estimated discounted cash flows. These cash flows represent Level 3 inputs under ASC 820. The impairment loss is recognized as a component of Asset impairment in the Condensed Consolidated Statements of Operations.

During the second quarter of 2019, the Company reclassified $53.0 million of property, plant, and equipment to assets held for sale related to the RTE Cereal business. Refer to Note 7 for additional information.

Depreciation expense was $34.9 million and $40.6 million for the three months ended June 30, 2019 and 2018 and $75.2 million and $85.4 million for the six months ended June 30, 2019 and 2018, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

As a result of the changes in organizational structure completed in the first quarter of 2019, the Company now has the following four operating segments, which are also its reporting units: Baked Goods, Beverages, Meal Solutions, and Snacks. See Note 19 for more information.

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

Changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows:

	Baked Goods	Beverages	Meal Solutions	Snacks	Total
	(In millions)
Goodwill	$642.2	$712.5	$851.2	$576.8	$2,782.7
Accumulated impairment losses	(33.0)	—	(11.5)	(576.8)	(621.3)
Balance at January 1, 2019	609.2	712.5	839.7	—	2,161.4
Reclassification to assets held for sale (1)	(53.5)	—	—	—	(53.5)
Foreign currency exchange adjustments	—	2.0	2.8	—	4.8
Balance at June 30, 2019	$555.7	$714.5	$842.5	$—	$2,112.7

(1) Relates to the reclassification of goodwill allocated to the RTE Cereal business. Refer to Note 7 for additional information.

Indefinite Lived Intangible Assets

The Company has $22.0 million and $21.4 million of trademarks with indefinite lives as of June 30, 2019 and December 31, 2018, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets with finite lives as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$909.4	$(406.5)	$502.9	$954.3	$(387.9)	$566.4
Contractual agreements	3.0	(3.0)	—	3.0	(3.0)	—
Trademarks	57.9	(29.8)	28.1	59.1	(27.6)	31.5
Formulas/recipes	24.3	(19.7)	4.6	33.7	(23.5)	10.2
Computer software	170.3	(92.4)	77.9	155.3	(84.6)	70.7
Total finite lived intangibles	$1,164.9	$(551.4)	$613.5	$1,205.4	$(526.6)	$678.8

During the second quarter of 2019, the Company reclassified $37.6 million of customer-related and $1.0 million of formula/recipe intangible assets to assets held for sale related to the RTE Cereal business. Refer to Note 7 for additional information.
During the second quarter of 2019, due to changes in market price expectations for the sale of the Company's Snacks segment, the Company assessed the recoverability of the carrying value of the finite lived intangible assets associated with the segment. This assessment resulted in intangible asset impairment losses of $3.3 million. These losses reflect the amounts by which the carrying values of these assets exceed their estimated fair values. The fair value of these assets were based on expected future cash flows using Level 3 inputs under ASC 820. The impairment loss is recognized as a component of Asset impairment in the Condensed Consolidated Statements of Operations.
The Company routinely evaluates the useful life attributed to its assets. During the second quarter ended June 30, 2019, the Company determined that the useful lives of certain computer software should be increased from seven years to ten years based on historical experience related to the use of this software and our expectation of its future usability. The Company accounted for this as a change in estimate that was applied prospectively, effective as of April 1, 2019. This change in useful life resulted in a reduction of amortization expense of $1.6 million, and an increase in both basic and diluted earnings per share of $0.02, during the three months ended June 30, 2019.

10. INCOME TAXES

An income tax benefit was recognized at an effective rate of 14.3% and 17.0% for the three and six months ended June 30, 2019 compared to 23.5% and 22.7% for the three and six months ended June 30, 2018. The change in the Company's effective tax rate for the three and six months ended June 30, 2019 compared to 2018 are primarily the result of a reduction in the basis of goodwill related to the pending divestiture of the RTE Cereal business that is non-deductible for tax purposes, a change in the amount of executive compensation that is non–deductible for tax purposes, and a change in the valuation allowance on certain deferred tax assets. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $4.1 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $1.0 million of the $4.1 million could affect net income when settled.

On January 15, 2019, the U.S. Treasury Department and Internal Revenue Service released final regulations regarding the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. During the three months ended March 31, 2019, the Company recognized a $1.4 million benefit to reflect the final regulations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LONG-TERM DEBT

	June 30, 2019	December 31, 2018
	(In millions)
Term Loan A	$488.8	$488.8
Term Loan A-1	816.3	851.2
2022 Notes	375.9	375.9
2024 Notes	602.9	602.9
Finance leases	1.9	2.5
Total outstanding debt	2,285.8	2,321.3
Deferred financing costs	(20.3)	(22.7)
Less current portion	(7.9)	(1.2)
Total long-term debt	$2,257.6	$2,297.4

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended June 30, 2019 was 4.31%. Including the impact of interest rate swap agreements in effect as of June 30, 2019, the average rate decreased to 3.70%.

Revolving Credit Facility — As of June 30, 2019, $719.7 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of June 30, 2019, there were $30.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Fair Value - At June 30, 2019, the aggregate fair value of the Company's total debt was $2,311.3 million and its carrying value was $2,283.9 million. At December 31, 2018, the aggregate fair value of the Company's total debt was $2,311.3 million and its carrying value was $2,318.8 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair values of the Company's 2022 Notes and 2024 Notes were estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

12. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share data)
Net loss	$(171.8)	$(19.5)	$(198.7)	$(53.1)

Weighted average common shares outstanding	56.3	56.4	56.2	56.4
Assumed exercise/vesting of equity awards (1)	—	—	—	—
Weighted average diluted common shares outstanding	56.3	56.4	56.2	56.4

Net loss per basic share	$(3.05)	$(0.35)	$(3.54)	$(0.94)
Net loss per diluted share	$(3.05)	$(0.35)	$(3.54)	$(0.94)

(1)
For the three and six months ended June 30, 2019 and 2018, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because including incremental shares would have been anti-dilutive. Incremental shares excluded from the Company's computation of diluted earnings per share,

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were 1.7 million for both the three and six months ended June 30, 2019, and 2.0 million for both the three and six months ended June 30, 2018.

13. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company’s stockholders approved, the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. On April 25, 2019, the Plan was amended and restated to increase the number of shares available for issuance under the Plan by 1.5 million shares, effective February 27, 2019. The maximum number of shares available to be awarded under the Plan is approximately 17.5 million, of which approximately 4.8 million remained available at June 30, 2019.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Compensation related to stock-based payments	$6.7	$6.9	$12.8	$23.2
Related income tax benefit	1.7	1.8	3.2	5.8

In the first quarter of 2018, the Company entered into an amended employment agreement with our former Chief Executive Officer. The amendment resulted in the modification of his outstanding equity awards by accelerating the vesting dates, changing outstanding performance units to vest at target, and extending the exercisability of options outstanding. Modification of the existing awards resulted in a charge of $10.0 million in the three months ended March 31, 2018. The impact of this modification on expense recognized for stock options, restricted stock units, and performance units was $1.2 million, $3.8 million, and $5.0 million, respectively.

 Stock Options — The following table summarizes stock option activity during the six months ended June 30, 2019. Stock options generally vest in approximately three equal installments on each of the first three anniversaries of the grant date and expire ten years from the grant date.

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2018	1,720	$75.24	4.8	$1.1
Forfeited	(16)	89.70
Exercised	(6)	57.17
Expired	(98)	79.51
Outstanding, at June 30, 2019	1,600	74.88	4.4	1.5
Vested/expected to vest, at June 30, 2019	1,588	74.82	4.3	1.5
Exercisable, at June 30, 2019	1,527	74.50	4.2	1.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Intrinsic value of stock options exercised	$—	$2.3	$—	$3.8
Tax benefit recognized from stock option exercises	—	0.6	—	0.6

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to unvested options totaled $1.1 million at June 30, 2019 and will be recognized over the remaining vesting period of the grants, which averages 0.8 years.
Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of June 30, 2019, director restricted stock units that have been earned and deferred totaled approximately 92,000.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2019:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2018	685	$52.20	129	$53.75
Granted	338	64.09	24	66.79
Vested	(264)	59.61	(35)	47.88
Forfeited	(63)	51.57	—	—
Outstanding, at June 30, 2019	696	55.23	118	58.19

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Fair value of vested restricted stock units	$3.5	$5.6	$18.7	$9.9
Tax benefit recognized from vested restricted stock units	0.8	1.1	3.4	2.1

Future compensation costs related to restricted stock units are approximately $28.3 million as of June 30, 2019 and will be recognized on a weighted average basis over the next 2.2 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

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

The following table summarizes the performance unit activity during the six months ended June 30, 2019:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2018	176	$71.49
Granted	389	61.88
Vested	(17)	98.28
Forfeited	(41)	92.83
Unvested, at June 30, 2019	507	61.48

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Fair value of vested performance units	$0.9	$1.0	$0.9	$1.0
Tax benefit recognized from performance units vested	0.2	0.1	0.2	0.1

Future compensation costs related to the performance units are estimated to be approximately $22.2 million as of June 30, 2019 and are expected to be recognized over the next 2.5 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2017	$(57.2)	$(4.3)	$(61.5)
Other comprehensive loss	(19.5)	—	(19.5)
Reclassifications from accumulated other comprehensive loss (2)	—	0.3	0.3
Reclassifications from accumulated other comprehensive loss - Adoption of ASU 2018-02	—	(1.1)	(1.1)
Other comprehensive loss	(19.5)	(0.8)	(20.3)
Balance at June 30, 2018	$(76.7)	$(5.1)	$(81.8)

Balance at December 31, 2018	$(91.7)	$(5.4)	$(97.1)
Other comprehensive income	14.0	—	14.0
Reclassifications from accumulated other comprehensive income (2)	—	0.3	0.3
Other comprehensive income	14.0	0.3	14.3
Balance at June 30, 2019	$(77.7)	$(5.1)	$(82.8)

(1)
The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and six months ended June 30, 2019 and 2018.

(2)	Refer to Note 15 for additional information regarding these reclassifications.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic pension cost (benefit) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Service cost	$0.4	$0.6	$0.9	$1.2
Interest cost	3.3	3.0	6.5	5.9
Expected return on plan assets	(3.4)	(4.1)	(7.2)	(8.1)
Amortization of unrecognized prior service cost	0.1	0.1	0.1	0.1
Amortization of unrecognized net loss	0.1	0.1	0.2	0.3
Net periodic pension cost (benefit)	$0.5	$(0.3)	$0.5	$(0.6)

Components of net periodic postretirement cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Interest cost	$0.3	$0.3	$0.6	$0.6
Net periodic postretirement cost	$0.3	$0.3	$0.6	$0.6

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other expense (income), net of the Condensed Consolidated Statements of Operations.

Multiemployer Pension Plans - The Company contributes to several multiemployer pension plans on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multiemployer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans.

In the second quarter of 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund. Absent agreement with the Fund on a withdrawal payment, the Company estimated a withdrawal liability of $4.1 million. The Company anticipates receiving an assessment by December 31, 2019, and the ultimate withdrawal liability may change from the currently estimated amount.

16. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three and six months ended June 30, 2019 and 2018, which consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Restructuring (1)	$35.5	$46.4	$64.3	$75.3
Other	—	0.3	—	0.3
Total other operating expense, net	$35.5	$46.7	$64.3	$75.6

(1)	Refer to Note 3 for more information.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. COMMITMENTS AND CONTINGENCIES

Litigation, Investigations, and Audits - On November 16, 2016, a purported TreeHouse shareholder filed a class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. The complaint, amended on March 24, 2017, is purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016. It asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers.  This complaint is also purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. On February 8, 2019, another purported TreeHouse shareholder filed an action captioned Bartelt v. Reed, et al., Case No. 1:19-cv-00835, in the United States District Court for the Northern District of Illinois. This complaint is purportedly brought derivatively on behalf of TreeHouse and asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste, in addition to asserting violations of Section 14 of the Securities Exchange Act of 1934. Finally, on June 3, 2019, another purported TreeHouse shareholder filed an action captioned City of Ann Arbor Employees’ Retirement System v. Reed, et al., Case No. 2019-CH-06753, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. Like Wells, Lavin, and Bartelt, this complaint is purportedly brought derivatively on behalf of TreeHouse and asserts claims for contribution and indemnification, breach of fiduciary duty, and aiding abetting breaches of fiduciary duty.

All five complaints make substantially similar allegations (though the amended complaint in Tarara now contains additional detail). Essentially, the complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company’s business, operations, and future prospects; and (ii) failed to disclose that (a) the Company’s private label business was underperforming; (b) the Company’s Flagstone business was underperforming; (c) the Company’s acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse’s statements lacked reasonable basis. The complaints allege that these actions artificially inflated the market price of TreeHouse common stock during the class period, thus purportedly harming investors. The Bartelt action also includes substantially similar allegations concerning events in 2017, and the Ann Arbor complaint also seeks contribution from the individual defendants for losses incurred by the company in these litigations. We believe that these claims are without merit and intend to defend against them vigorously.

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, which set forth a proposed discovery and briefing schedule for the Court’s consideration.  On July 13, 2018, lead plaintiff filed a motion to certify the class, and defendants filed their response in opposition to the motion to certify the class on October 8, 2018. On November 12, 2018, the parties filed an agreed motion to stay proceedings to allow them to explore mediation. The motion was granted on November 19. The parties thereafter engaged in mediation but failed to resolve the dispute. On March 29, 2019, the parties resumed litigation by filing an agreed motion for extension of time, which was granted on April 9. Pursuant to that schedule, lead plaintiff filed its reply class certification brief on May 17, 2019. No hearing on class certification has been set, and document production must be substantially completed by August 2, 2019.

Due to the similarity of the complaints, the parties in Wells and Lavin entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties.  On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018.  The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively. In Wells, the next status conference is set for October 8, 2019. On June 25, 2019, the parties jointly moved to consolidate the Bartelt matter with Lavin, so that it would be subject to the Lavin deferral order. This motion was granted on June 27, 2019, and Bartelt is now consolidated with Lavin and deferred. There is no set status date in Lavin at this time. In Ann Arbor, the

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current deadline to answer or otherwise respond to the complaint is August 9, 2019. TreeHouse will seek to consolidate this action with Wells so that it would also be subject to the order currently deferring that litigation.

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

In 2011, the Company’s Sturm Foods, Inc. business was sued in an action captioned Suchanek et al v. Sturm Foods, Inc. and TreeHouse, Inc., and the suit was followed by several class action proceedings in eight states which were consolidated into one case pending in federal court in East St. Louis, Illinois. The suit’s primary allegation relates to certain purported label misrepresentations as to the nature of its Grove Square coffee products. Without admitting liability or fault, the Company is pursuing court approval of a settlement for all related parties and matters for an amount not to exceed $25.0 million. As a result of these developments, the Company has recognized a $25.0 million accrual as of June 30, 2019, which represents the best estimate of liability. The proposed settlement will likely be finalized by the court in 2019.

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

As of June 30, 2019, the Company had entered into $1.8 billion of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $1.8 billion in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 1.54% through 2019; 2.68% from 2019 through 2020; and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recognized in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk - Due to the Company’s foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recognized in the Condensed Consolidated Statements of Operations. As of June 30, 2019, the Company had $13.0 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2019.

Commodity Risk - Certain commodities the Company uses in the production and distribution of our products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, corn, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts are used to manage the price risk associated with raw material costs. As of June 30, 2019, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2019 and 2020; 8.0 million gallons of diesel, expiring throughout 2019; 2.5 million dekatherms of natural gas, expiring throughout 2019 and 2020; 0.6 million bushels of corn, expiring throughout 2019; and 22.3 million pounds of resin, expiring throughout 2019.

 The following table identifies the fair value of each derivative instrument:

	Fair Value
	June 30, 2019	December 31, 2018
Asset Derivatives	(In millions)
Commodity contracts	$0.2	$0.6
Foreign currency contracts	—	1.5
Interest rate swap agreements	4.5	10.1
	$4.7	$12.2
Liability Derivatives
Commodity contracts	$2.4	$1.8
Foreign currency contracts	0.3	—
Interest rate swap agreements	51.8	19.0
	$54.5	$20.8

As of June 30, 2019 and December 31, 2018, asset derivatives are included within Other assets, net and liability derivatives are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of (Loss) Gain	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Net Loss	2019	2018	2019	2018
		(In millions)		(In millions)
Mark-to-market unrealized (loss) gain
Commodity contracts	Other expense (income), net	$(2.7)	$1.2	$(1.0)	$0.2
Foreign currency contracts	Other expense (income), net	(0.5)	0.1	(1.8)	1.9
Interest rate swap agreements	Other expense (income), net	(22.1)	6.3	(38.4)	(0.1)
Total unrealized (loss) gain		(25.3)	7.6	(41.2)	2.0
Realized gain
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	0.8	0.5	1.3	2.9
Foreign currency contracts	Cost of sales	0.3	0.4	0.6	1.0
Interest rate swap agreements	Interest expense	2.0	1.1	4.4	1.9
Total realized gain		3.1	2.0	6.3	5.8
Total (loss) gain		$(22.2)	$9.6	$(34.9)	$7.8

19. SEGMENT INFORMATION

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Financial information relating to the Company’s reportable segments, revised to reflect the new segment structure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Net sales to external customers:
Baked Goods	$397.1	$426.6	$819.8	$882.0
Beverages	212.8	236.4	450.0	485.5
Meal Solutions	470.3	518.5	935.2	1,041.8
Snacks	170.5	274.3	346.8	527.7
Total	$1,250.7	$1,455.8	$2,551.8	$2,937.0
Direct operating income (loss):
Baked Goods	$41.6	$37.3	$86.3	$65.3
Beverages	40.6	45.8	84.5	85.3
Meal Solutions	55.4	58.7	102.8	115.6
Snacks	(5.2)	4.4	(19.0)	12.0
Total	132.4	146.2	254.6	278.2
Unallocated selling, general, and administrative expenses	(88.5)	(73.9)	(147.0)	(155.2)
Unallocated cost of sales (1)	(3.6)	(0.4)	(11.7)	(8.0)
Unallocated corporate expense and other (1)	(189.9)	(68.0)	(245.9)	(119.1)
Operating (loss) income	$(149.6)	$3.9	$(150.0)	$(4.1)

(1)	Includes charges related to restructuring programs and other costs managed at corporate.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue

Segment revenue disaggregated by product category groups, revised to reflect the new segment structure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Retail bakery	$139.1	$150.0	$299.0	$327.1
Baked products	258.0	276.6	520.8	554.9
Total Baked Goods	397.1	426.6	819.8	882.0
Beverages	146.5	132.6	312.3	304.0
Beverage enhancers	66.3	103.8	137.7	181.5
Total Beverages	212.8	236.4	450.0	485.5
Dressings and sauces	237.7	248.8	463.6	495.0
Pickles	76.7	87.3	136.9	156.3
Pasta and dry dinners	105.5	128.9	218.9	270.9
Cereals and other meals	50.4	53.5	115.8	119.6
Total Meal Solutions	470.3	518.5	935.2	1,041.8
Snack nuts	141.9	128.5	291.8	330.9
Trail mix	28.6	145.8	55.0	196.8
Total Snacks	170.5	274.3	346.8	527.7
Total net sales	$1,250.7	$1,455.8	$2,551.8	$2,937.0

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

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet
June 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$30.7	$—	$33.0	$—	$63.7
Accounts receivable, net	1.2	256.4	43.7	—	301.3
Inventories	—	732.3	109.8	—	842.1
Assets held for sale	—	142.5	—	—	142.5
Prepaid expenses and other current assets	94.7	69.9	26.2	(107.1)	83.7
Total current assets	126.6	1,201.1	212.7	(107.1)	1,433.3
Property, plant, and equipment, net	39.5	963.6	146.1	—	1,149.2
Operating lease right-of-use assets	38.9	151.6	28.1	—	218.6
Goodwill	—	1,993.2	119.5	—	2,112.7
Investment in subsidiaries	5,190.6	472.4	—	(5,663.0)	—
Deferred income taxes	27.3	—	—	(27.3)	—
Intangible and other assets, net	91.0	504.1	84.0	—	679.1
Total assets	$5,513.9	$5,286.0	$590.4	$(5,797.4)	$5,592.9
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31.8	$447.6	$46.2	$—	$525.6
Accrued expenses	120.2	264.5	25.6	(107.1)	303.2
Current portion of long-term debt	7.3	0.6	—	—	7.9
Total current liabilities	159.3	712.7	71.8	(107.1)	836.7
Long-term debt	2,256.6	0.8	0.2	—	2,257.6
Operating lease liabilities	44.7	126.2	23.5	—	194.4
Deferred income taxes	—	168.9	19.4	(27.3)	161.0
Other long-term liabilities	9.9	145.3	4.7	—	159.9
Intercompany accounts (receivable) payable, net	1,060.1	(1,058.5)	(1.6)	—	—
Stockholders’ equity	1,983.3	5,190.6	472.4	(5,663.0)	1,983.3
Total liabilities and stockholders’ equity	$5,513.9	$5,286.0	$590.4	$(5,797.4)	$5,592.9

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet
December 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$77.9	$—	$86.4	$—	$164.3
Accounts receivable, net	1.0	314.1	36.2	—	351.3
Inventories	—	770.8	93.0	—	863.8
Prepaid expenses and other current assets	80.9	60.4	16.8	(96.3)	61.8
Total current assets	159.8	1,145.3	232.4	(96.3)	1,441.2
Property, plant, and equipment, net	42.8	1,087.8	143.8	—	1,274.4
Goodwill	—	2,046.7	114.7	—	2,161.4
Investment in subsidiaries	5,170.5	559.3	—	(5,729.8)	—
Deferred income taxes	34.2	—	—	(34.2)	—
Intangible and other assets, net	86.6	577.0	82.8	—	746.4
Total assets	$5,493.9	$5,416.1	$573.7	$(5,860.3)	$5,623.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23.9	$508.3	$45.7	$—	$577.9
Accrued expenses	71.8	261.6	19.0	(96.3)	256.1
Current portion of long-term debt	0.6	0.5	0.1	—	1.2
Total current liabilities	96.3	770.4	64.8	(96.3)	835.2
Long-term debt	2,296.2	0.6	0.6	—	2,297.4
Deferred income taxes	—	177.9	16.5	(34.2)	160.2
Other long-term liabilities	17.7	147.8	5.1	—	170.6
Intercompany accounts (receivable) payable, net	923.7	(851.1)	(72.6)	—	—
Stockholders’ equity	2,160.0	5,170.5	559.3	(5,729.8)	2,160.0
Total liabilities and stockholders’ equity	$5,493.9	$5,416.1	$573.7	$(5,860.3)	$5,623.4

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations
Three Months Ended June 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Eliminations	Consolidated
Net sales	$—	$1,196.5	$152.2		$(98.0)	$1,250.7
Cost of sales	0.1	1,005.5	144.1		(98.0)	1,051.7
Gross profit	(0.1)	191.0	8.1		—	199.0
Selling, general, and administrative expense	67.7	87.6	8.1	—	—	163.4
Amortization expense	2.0	15.1	2.2		—	19.3
Asset impairment	—	130.4	—		—	130.4
Other operating expense, net	27.5	7.4	0.6		—	35.5
Operating income (loss)	(97.3)	(49.5)	(2.8)		—	(149.6)
Interest expense	30.3	—	1.0		(3.4)	27.9
(Gain) loss on foreign currency exchange	—	(1.2)	(0.1)		—	(1.3)
Other expense (income), net	21.5	(0.1)	(0.6)		3.4	24.2
Loss before income taxes	(149.1)	(48.2)	(3.1)		—	(200.4)
Income tax benefit	(19.5)	(7.6)	(1.5)		—	(28.6)
Equity in net income (loss) of subsidiaries	(42.2)	(1.6)	—		43.8	—
Net loss	$(171.8)	$(42.2)	$(1.6)		$43.8	$(171.8)

Condensed Supplemental Consolidating Statement of Operations
Three Months Ended June 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,527.9	$170.2	$(242.3)	$1,455.8
Cost of sales	—	1,310.6	151.0	(242.3)	1,219.3
Gross profit	—	217.3	19.2	—	236.5
Selling, general, and administrative expense	35.0	118.0	11.6	—	164.6
Amortization expense	2.7	16.3	2.3	—	21.3
Other operating expense, net	36.6	7.4	2.7	—	46.7
Operating income (loss)	(74.3)	75.6	2.6	—	3.9
Interest expense	31.6	—	—	(0.3)	31.3
(Gain) loss on foreign currency exchange	—	1.8	0.1	—	1.9
Other expense (income), net	(4.4)	0.7	(0.4)	0.3	(3.8)
Loss before income taxes	(101.5)	73.1	2.9	—	(25.5)
Income tax benefit	(23.2)	17.6	(0.4)	—	(6.0)
Equity in net income (loss) of subsidiaries	58.8	3.3	—	(62.1)	—
Net loss	$(19.5)	$58.8	$3.3	$(62.1)	$(19.5)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations
Six Months Ended June 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,442.2	$304.9	$(195.3)	$2,551.8
Cost of sales	0.1	2,063.3	289.6	(195.3)	2,157.7
Gross profit	(0.1)	378.9	15.3	—	394.1
Selling, general, and administrative expense	102.4	189.6	16.5	—	308.5
Amortization expense	5.4	31.1	4.4	—	40.9
Asset impairment	—	130.4	—	—	130.4
Other operating expense, net	46.9	16.5	0.9	—	64.3
Operating income (loss)	(154.8)	11.3	(6.5)	—	(150.0)
Interest expense	56.4	—	1.8	(3.4)	54.8
(Gain) loss on foreign currency exchange	—	(1.6)	(0.1)	—	(1.7)
Other expense (income), net	35.1	0.1	(2.2)	3.4	36.4
Loss before income taxes	(246.3)	12.8	(6.0)	—	(239.5)
Income tax benefit	(41.8)	2.2	(1.2)	—	(40.8)
Equity in net income (loss) of subsidiaries	5.8	(4.8)	—	(1.0)	—
Net loss	$(198.7)	$5.8	$(4.8)	$(1.0)	$(198.7)

Condensed Supplemental Consolidating Statement of Operations
Six Months Ended June 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,936.7	$347.4	$(347.1)	$2,937.0
Cost of sales	—	2,504.2	310.8	(347.1)	2,467.9
Gross profit	—	432.5	36.6	—	469.1
Selling, general, and administrative expense	79.6	254.0	20.5	—	354.1
Amortization expense	5.7	33.2	4.6	—	43.5
Other operating expense, net	55.4	17.4	2.8	—	75.6
Operating income (loss)	(140.7)	127.9	8.7	—	(4.1)
Interest expense	60.6	—	1.4	(2.2)	59.8
(Gain) loss on foreign currency exchange	(0.4)	3.9	0.9	—	4.4
Other expense (income), net	0.9	0.5	(3.2)	2.2	0.4
Loss before income taxes	(201.8)	123.5	9.6	—	(68.7)
Income tax benefit	(43.4)	27.0	0.8	—	(15.6)
Equity in net income (loss) of subsidiaries	105.3	8.8	—	(114.1)	—
Net loss	$(53.1)	$105.3	$8.8	$(114.1)	$(53.1)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(171.8)	$(42.2)	$(1.6)	$43.8	$(171.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	7.2	—	7.2
Pension and postretirement reclassification adjustment, net of tax	—	0.2	—	—	0.2
Other comprehensive income (loss)	—	0.2	7.2	—	7.4
Equity in other comprehensive (loss) income of subsidiaries	7.4	7.2	—	(14.6)	—
Comprehensive loss	$(164.4)	$(34.8)	$5.6	$29.2	$(164.4)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(19.5)	$58.8	$3.3	$(62.1)	$(19.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(9.4)	—	(9.4)
Pension and postretirement reclassification adjustment, net of tax	—	0.1	—	—	0.1
Other comprehensive income (loss)	—	0.1	(9.4)	—	(9.3)
Equity in other comprehensive income (loss) of subsidiaries	(9.3)	(9.4)	—	18.7	—
Comprehensive loss	$(28.8)	$49.5	$(6.1)	$(43.4)	$(28.8)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(198.7)	$5.8	$(4.8)	$(1.0)	$(198.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	14.0	—	14.0
Pension and postretirement reclassification adjustment, net of tax	—	0.3	—	—	0.3
Other comprehensive income (loss)	—	0.3	14.0	—	14.3
Equity in other comprehensive (loss) income of subsidiaries	14.3	14.0	—	(28.3)	—
Comprehensive loss	$(184.4)	$20.1	$9.2	$(29.3)	$(184.4)

 Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Six Months Ended June 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(53.1)	$105.3	$8.8	$(114.1)	$(53.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(19.5)	—	(19.5)
Pension and postretirement reclassification adjustment, net of tax	—	0.3	—	—	0.3
Adoption of ASU 2018-02 reclassification to retained earnings	—	(1.1)	—	—	(1.1)
Other comprehensive income (loss)	—	(0.8)	(19.5)	—	(20.3)
Equity in other comprehensive income (loss) of subsidiaries	(20.3)	(19.5)	—	39.8	—
Comprehensive loss	$(73.4)	$85.0	$(10.7)	$(74.3)	$(73.4)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(159.1)	$174.6	$(5.0)	$(1.1)	$9.4
Cash flows from investing activities:
Additions to property, plant, and equipment	—	(54.4)	(5.8)	—	(60.2)
Additions to intangible assets	(13.7)	(0.1)	—	—	(13.8)
Intercompany transfer	(143.9)	(264.4)	—	408.3	—
Other	0.1	0.3	0.9	—	1.3
Net cash (used in) provided by investing activities	(157.5)	(318.6)	(4.9)	408.3	(72.7)
Cash flows from financing activities:
Net (repayment) borrowing of debt	(35.4)	0.3	(1.2)	—	(36.3)
Intercompany transfer	309.9	143.7	(46.4)	(407.2)	—
Receipts related to stock-based award activities	0.5	—	—	—	0.5
Payments related to stock-based award activities	(5.6)	—	—	—	(5.6)
Net cash (used in) provided by financing activities	269.4	144.0	(47.6)	(407.2)	(41.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	4.1	—	4.1
Decrease (increase) in cash and cash equivalents	(47.2)	—	(53.4)	—	(100.6)
Cash and cash equivalents, beginning of period	77.9	—	86.4	—	164.3
Cash and cash equivalents, end of period	$30.7	$—	$33.0	$—	$63.7

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$66.5	$230.0	$27.5	$(92.7)	$231.3
Cash flows from investing activities:
Additions to property, plant, and equipment	(1.1)	(70.2)	(8.0)	—	(79.3)
Additions to intangible assets	(8.4)	(0.6)	—	—	(9.0)
Intercompany transfer	24.1	(91.9)	15.5	52.3	—
Other	—	3.3	(0.7)	—	2.6
Net cash (used in) provided by investing activities	14.6	(159.4)	6.8	52.3	(85.7)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(148.6)	(1.5)	—	—	(150.1)
Intercompany transfer	56.3	(69.3)	(27.4)	40.4	—
Repurchases of common stock	(29.6)	—	—	—	(29.6)
Receipts related to stock-based award activities	4.7	—	—	—	4.7
Payments related to stock-based award activities	(3.0)	—	—	—	(3.0)
Net cash (used in) provided by financing activities	(120.2)	(70.8)	(27.4)	40.4	(178.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Increase (decrease) in cash and cash equivalents	(39.1)	(0.2)	5.4	—	(33.9)
Cash and cash equivalents, beginning of period	83.2	0.2	49.4	—	132.8
Cash and cash equivalents, end of period	$44.1	$—	$54.8	$—	$98.9

21. SUBSEQUENT EVENTS

On July 8, 2019, the Company entered into a definitive agreement to sell its Snacks business for a base purchase price of $90 million. The sale of this business is part of the Company's strategy to pursue portfolio optimization. The business is one of the largest manufacturers and distributors of private label healthy snacks to premier retail customers in North America and is a leader in the nuts and trail mix categories. The Company plans to use the net proceeds of the sale to pay down debt. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2019.

The Snacks business operates three plants located in Robersonville, North Carolina; El Paso, Texas; and Dothan, Alabama. A fourth plant in Minneapolis, Minnesota, is scheduled to close by the end of the third quarter as previously announced and is not included with the sale.

The Company expects to recognize an additional non-cash pre-tax loss on the transaction of about $97 million upon closing.

Beginning in the third quarter of 2019, the Company expects to present both the Snacks and RTE Cereal businesses as discontinued operations.

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

The following discussion and analysis presents the factors that had a material effect on our results of operations for the three and six month periods ended June 30, 2019 and 2018. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements on page 54 for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Current Market Environment

Retail food sales and volumes have been under pressure in recent years. However, trends might be starting to shift as positive sales growth has returned across most measured channels during the past year. Based on the Citi DD’s Nielsen AOC+C Data Analysis – 6/15/19 report, total retail food sales increased 1.1% in the second quarter of 2019, with volume decreases of 1.1% more than offset by price increases of 2.2%. Private label sales growth continues to outpace branded products as total private label sales in measured channels in the second quarter of 2019 increased 1.9% compared to an increase of 0.9% for branded products. These increases were led by private label price increases of 2.1%, partially offset by a volume decrease of 0.2% compared to branded price increases of 2.5%, mostly offset by volume decreases of 1.6%. As such, on an industry basis, strong private label sales and volumes continue to be attractive compared to branded counterparts.

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

Recent Developments

Snacks Segment

During the second quarter of 2019, due to changes in market price expectations for the sale of the Company's Snacks segment, the Company assessed the recoverability of the carrying value of the long-lived assets associated with the segment. This assessment resulted in total long-lived asset impairment losses of $66.5 million. These losses result from the estimated fair value of the Snacks asset group, which was determined by its estimated discounted cash flows. These cash flows represent Level 3 inputs under ASC 820. The impairment loss is recognized as a component of Asset impairment in the Condensed Consolidated Statements of Operations.

On July 8, 2019, the Company entered into a definitive agreement to sell its Snacks business for $90 million. The sale of this business is part of the Company's strategy to pursue portfolio optimization. The business is one of the largest manufacturers and distributors of private label healthy snacks to premier retail customers in North America and is a leader in the nuts and trail mix categories. The Company plans to use the net proceeds of the sale to pay down debt. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2019.

The Snacks business operates three plants located in Robersonville, North Carolina; El Paso, Texas; and Dothan, Alabama. A fourth plant in Minneapolis, Minnesota, is scheduled to close by the end of the third quarter as previously announced and is not included with the sale.

The Company expects to recognize an additional non-cash pre-tax loss on the transaction of about $97 million upon closing.

Beginning in the third quarter of 2019, the Company expects to present both the Snacks and RTE Cereal businesses (discussed below) as discontinued operations.

Ready-to-eat Cereal Sale

On May 1, 2019, the Company entered into a definitive agreement to sell its Ready-to-eat ("RTE") Cereal business, a component of the Baked Goods reporting segment, to Post Holdings, Inc. (“Post”). The sale of this business is part of the Company's strategy to pursue portfolio optimization. The transaction is presently being reviewed by the Federal Trade Commission (the “FTC”). The Company and Post remain optimistic of a timely conclusion of the FTC review. The Company has reclassified the assets related to the RTE Cereal business as held for sale in its Condensed Consolidated Balance Sheets as of June 30, 2019 and recorded the expected disposal loss as an impairment charge of $63.9 million. Refer to Note 7 to our Condensed Consolidated Financial Statements for additional information.

Change in Inventory Valuation Method

Effective April 1, 2019, the Company changed its method of valuing its Pickle inventory in its Meal Solutions segment from the last-in, first out (LIFO) method to the first-in, first out (FIFO) method. Prior period information included in this Form 10-Q has been adjusted to apply the FIFO method retrospectively. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,250.7	100.0%	$1,455.8	100.0%	$2,551.8	100.0%	$2,937.0	100.0%
Cost of sales	1,051.7	84.1	1,219.3	83.8	2,157.7	84.6	2,467.9	84.0
Gross profit	199.0	15.9	236.5	16.2	394.1	15.4	469.1	16.0
Operating expenses:
Selling and distribution	68.3	5.5	91.7	6.3	147.5	5.8	200.1	6.8
General and administrative	95.1	7.6	72.9	5.0	161.0	6.3	154.0	5.2
Amortization expense	19.3	1.5	21.3	1.5	40.9	1.6	43.5	1.5
Asset impairment	130.4	10.4	—	—	130.4	5.1	—	—
Other operating expense, net	35.5	2.8	46.7	3.2	64.3	2.5	75.6	2.6
Total operating expenses	348.6	27.8	232.6	16.0	544.1	21.3	473.2	16.1
Operating (loss) income	(149.6)	(11.9)	3.9	0.2	(150.0)	(5.9)	(4.1)	(0.1)
Other expense:
Interest expense	27.9	2.2	31.3	2.2	54.8	2.1	59.8	2.0
(Gain) loss on foreign currency exchange	(1.3)	(0.1)	1.9	0.1	(1.7)	(0.1)	4.4	0.1
Other expense (income), net	24.2	1.9	(3.8)	(0.3)	36.4	1.4	0.4	—
Total other expense	50.8	4.0	29.4	2.0	89.5	3.4	64.6	2.1
Loss before income taxes	(200.4)	(16.0)	(25.5)	(1.7)	(239.5)	(9.4)	(68.7)	(2.2)
Income tax benefit	(28.6)	(2.3)	(6.0)	(0.4)	(40.8)	(1.6)	(15.6)	(0.5)
Net loss	$(171.8)	(13.7)%	$(19.5)	(1.3)%	$(198.7)	(7.8)%	$(53.1)	(1.7)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net Sales — Second quarter net sales decreased by $205.1 million, or 14.1%, in 2019 compared to 2018. The change in net sales from the second quarter of 2018 to the second quarter of 2019 was due to the following:

	Dollars	Percent
	(Dollars in millions)
2018 Net sales	$1,455.8
SKU rationalization	(16.6)	(1.1)%
Volume/mix excluding SKU rationalization	(181.2)	(12.5)
Pricing	(4.7)	(0.3)
Divestiture	(1.2)	(0.1)
Foreign currency	(1.4)	(0.1)
2019 Net sales	$1,250.7	(14.1)%

The change in net sales includes the efforts to simplify and rationalize low margin SKUs, which contributed 1.1% to the year-over-year decline, and the divestiture of the McCann's business in July 2018 which contributed 0.1% to the year-over-year decline. Excluding the impact of SKU rationalization and divestiture, net sales decreased 12.9% in the second quarter 2019 compared to 2018, driven by the following:

•	Volume/mix was unfavorable 12.5% year-over-year with declines across all segments primarily due to distribution lost as a result of pricing actions taken in 2018.

•
Pricing was unfavorable 0.3% the second quarter of 2019 compared to 2018 driven by declines for commodity-based pass-through pricing, primarily in the Snacks segment, and competitive pressure in the Single serve beverage category, partially offset by favorable pricing actions to cover commodity and freight inflation.

•	Foreign currency exchange was unfavorable 0.1% in the second quarter of 2019 compared to 2018.

Gross Profit — Gross profit as a percentage of net sales was 15.9% in the second quarter of 2019, compared to 16.2% in the second quarter of 2018, a decrease of 0.3%. The decrease is primarily due to the fixed cost impact of declining volumes and a charge related to a multiemployer pension plan withdrawal, partially offset by lower expenses associated with our restructuring programs.
Total Operating Expenses — Total operating expenses as a percentage of net sales were 27.8% in the second quarter of 2019 compared to 16.0% in the second quarter of 2018, an increase of 11.8%. The increase is primarily attributable to impairment charges of $130.4 million which includes a $66.5 million non-cash impairment related to long-lived assets employed in the Snacks segment and a $63.9 million non-cash impairment related to the expected loss on disposal of RTE Cereal, and a charge of $25 million to accrue for the pending settlement of litigation. These were partially offset by lower freight costs due to lower spot market usage, and lower costs associated with our restructuring programs.
Total Other Expense — Total other expense increased by $21.4 million to $50.8 million in the second quarter of 2019 compared to $29.4 million in the second quarter of 2018. The increase was primarily related to non-cash mark-to-market expense from hedging activities in 2019 compared to mark-to-market income in 2018, driven by interest rate swaps, partially offset by lower interest expense, favorable fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods, and a loss on debt extinguishment related to the repurchase of a portion of the 2022 and 2024 notes in the second quarter of 2018 that did not recur in 2019. The decrease in interest expense reflects a lower debt level, partially offset by a higher interest rate reflecting the year-over-year increase in LIBOR.

Income Taxes — Income tax benefit was recognized at an effective rate of 14.3% in the second quarter of 2019 compared to 23.5% in the second quarter of 2018. The change in the Company’s effective tax rate for the three months ended June 30, 2019 compared to 2018 is primarily the result of a reduction in the basis of goodwill related to the pending divestiture of the RTE Cereal business that is non-deductible for tax purposes, a change in the amount of executive compensation that is non-deductible for tax purposes, and a change in the valuation allowance on certain deferred tax assets.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 — Results by Segment

	Three Months Ended June 30, 2019
	Baked Goods		Beverages		Meal Solutions		Snacks
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$397.1	100.0%	$212.8	100.0%	$470.3	100.0%	$170.5	100.0%
Cost of sales	327.2	82.4	162.2	76.2	389.1	82.8	169.6	99.5
Gross profit	69.9	17.6	50.6	23.8	81.2	17.2	0.9	0.5
Freight out and commissions	21.1	5.3	5.9	2.8	17.1	3.6	3.7	2.1
Direct selling, general, and administrative	7.2	1.8	4.1	1.9	8.7	1.8	2.4	1.4
Direct operating income	$41.6	10.5%	$40.6	19.1%	$55.4	11.8%	$(5.2)	(3.0)%

	Three Months Ended June 30, 2018
	Baked Goods		Beverages		Meal Solutions		Snacks
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$426.6	100.0%	$236.4	100.0%	$518.5	100.0%	$274.3	100.0%
Cost of sales	353.7	82.9	178.1	75.3	426.7	82.3	260.3	94.9
Gross profit	72.9	17.1	58.3	24.7	91.8	17.7	14.0	5.1
Freight out and commissions	27.5	6.5	8.2	3.5	22.8	4.4	6.8	2.5
Direct selling, general, and administrative	8.1	1.9	4.3	1.8	10.3	2.0	2.8	1.0
Direct operating income	$37.3	8.7%	$45.8	19.4%	$58.7	11.3%	$4.4	1.6%
The change in net sales from the second quarter of 2018 to the second quarter of 2019 was due to the following:

	Three Months Ended June 30,
	Baked Goods		Beverages		Meal Solutions		Snacks
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2018 Net sales	$426.6		$236.4		$518.5		$274.3
SKU rationalization	(11.4)	(2.7)%	(1.2)	(0.5)%	(4.0)	(0.8)%	—	—%
Volume/mix excluding SKU rationalization	(22.6)	(5.3)	(17.7)	(7.5)	(49.0)	(9.4)	(91.9)	(33.5)
Pricing	5.0	1.2	(4.7)	(2.0)	6.9	1.3	(11.9)	(4.3)
Divestiture	—	—	—	—	(1.2)	(0.2)	—	—
Foreign currency	(0.5)	(0.1)	—	—	(0.9)	(0.2)	—	—
2019 Net sales	$397.1	(6.9)%	$212.8	(10.0)%	$470.3	(9.3)%	$170.5	(37.8)%

Baked Goods

Net sales in the Baked Goods segment decreased $29.5 million, or 6.9%, in the second quarter of 2019 compared to the second quarter of 2018 due to unfavorable volume/mix mostly from lost distribution predominately in the In-store bakery, RTE Cereal, and Bars categories, the efforts to simplify and rationalize low margin SKUs, and unfavorable foreign currency. This was partially offset by favorable pricing actions taken in response to commodity and freight inflation, and a reduction in trade spending primarily in the In-store bakery and Refrigerated dough categories which favorably impacted pricing.

Direct operating income as a percentage of net sales increased 1.8 percentage points in the second quarter of 2019 compared to the second quarter of 2018. This increase was primarily due to favorable pricing, favorable mix due to the rationalization of low margin business, lower freight due to reduced spot market usage, particularly in the temperature controlled freight market, lower production costs, and lower direct selling, general and administrative expenses driven by the TreeHouse 2020 and Structure to Win initiatives. These improvements were partially offset by the lower volumes and the related fixed cost impact, and higher commodity costs for packaging and flour.

Beverages

Net sales in the Beverages segment decreased $23.6 million, or 10.0%, in the second quarter of 2019 compared to the second quarter of 2018 due to unfavorable volume/mix primarily from lost distribution mostly in the Broth and Powdered creamers categories, unfavorable pricing due to competitive pressure in the Single serve beverages category, and the efforts to simplify and rationalize low margin SKUs, partially offset by distribution gains in Tea.

Direct operating income as a percentage of net sales decreased 0.3 percentage points in the second quarter of 2019 compared to the second quarter of 2018. The decrease primarily resulted from unfavorable pricing due to competitive pressure in the Single serve beverages category, higher production costs, and unfavorable volume/mix. These declines were partially offset by lower freight due to reduced spot market usage.

Meal Solutions

Net sales in the Meal Solutions segment decreased $48.2 million, or 9.3%, in the second quarter of 2019 compared to the second quarter of 2018 due to unfavorable volume/mix from lost distribution primarily in the Pasta and Pickles categories, the efforts to simplify and rationalize low margin SKUs, the divestiture of the McCann's business in July 2018, and foreign currency. Pricing was favorable reflecting certain pricing actions taken in response to commodity and freight inflation that was only partially offset by durum pass-through pricing reductions.

Direct operating income as a percentage of net sales increased 0.5 percentage points in the second quarter of 2019 compared to the second quarter of 2018. The increase was primarily due to favorable pricing, lower freight due to reduced spot market usage, and lower direct selling, general and administrative expenses driven by the TreeHouse 2020 and Structure to Win initiatives partially offset by higher costs for certain commodities, and lower volumes and the related fixed cost impact.

Snacks

Net sales in the Snacks segment decreased $103.8 million, or 37.8%, in the second quarter of 2019 compared to the second quarter of 2018 primarily due to expected lost distribution in the Snack nuts and Trail mix categories and unfavorable pricing as a result of commodity-based pass-through pricing.

Direct operating income as a percentage of net sales decreased 4.6 percentage points in the second quarter of 2019 compared to the second quarter of 2018. The decrease was primarily due to lower volume and the related fixed cost impact partially offset by lower freight costs due to lower spot market usage and reduced input costs associated with certain commodities.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net Sales — Net sales decreased by $385.2 million, or 13.1%, in the first six months of 2019 compared to the first six months of 2018. The change in net sales from 2018 to 2019 was due to the following:

	Dollars	Percent
	(In millions)
2018 Net sales	$2,937.0
SKU rationalization	(41.9)	(1.4)%
Volume/mix excluding SKU rationalization	(332.5)	(11.3)
Pricing	(2.4)	(0.1)
Divestiture	(4.5)	(0.2)
Foreign currency	(3.9)	(0.1)
2019 Net sales	$2,551.8	(13.1)%

The change in net sales includes the efforts to simplify and rationalize low margin SKUs, which contributed 1.4% to the year-over-year decline, and the divestiture of the McCann's business in July 2018 which contributed 0.2% to the year-over-year decline. Excluding the impact of SKU rationalization and divestiture, net sales decreased 11.5% in the first six months of 2019 compared to 2018, driven by the following:

•
Volume/mix was unfavorable year-over-year across all segments with the largest decreases in the Snacks and Meal Solutions segments primarily due to distribution lost as a result of pricing actions taken in 2018.

•	Foreign currency exchange was unfavorable 0.1% in the first six months of 2019 compared to 2018.

•
Pricing was unfavorable 0.1% in the first six months of 2019 compared to 2018 reflecting lower pricing in the Single serve beverage category due to competitive pressure and declines for commodity-based pass-through pricing in the Snacks segment, partially offset by pricing actions to cover commodity and freight inflation.

Gross Profit — Gross profit as a percentage of net sales was 15.4% in the first six months of 2019, compared to 16.0% in the first six months of 2018, a decrease of 0.6 percentage points. The decrease is primarily due to the fixed cost impact of declining volumes and a charge related to a multiemployer pension plan withdrawal, partially offset by lower expenses associated with our restructuring programs.
Total Operating Expenses — Total operating expenses as a percentage of net sales were 21.3% in the first six months of 2019 compared to 16.1% in the first six months of 2018, an increase of 5.2%. The increase in 2019 is primarily a result of an impairment charge of $130.4 million which includes a $66.5 million non-cash impairment related to long-lived assets employed in the Snacks segment and a $63.9 million non-cash impairment related to the expected loss on disposal of RTE Cereal, a charge of $25 million to accrue for pending settlement of litigation, and lower freight costs due to lower spot market usage.
Total Other Expense — Total other expense increased by $24.9 million to $89.5 million in the first six months of 2019 compared to $64.6 million in the first six months of 2018. The change was primarily related to an increase in non-cash mark-to-market expenses from hedging activities, driven by interest rate swaps. This increase was partially offset by favorable fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods, lower interest expense, a loss on debt extinguishment related to the repurchase of a portion of the 2022 and 2024 notes in the second quarter of 2018 that did not recur in 2019, gains on certain investments, and higher interest income. The decrease in interest expense reflects a lower debt level, partially offset by a higher interest rate reflecting the year-over-year increase in LIBOR.

Income Taxes — Income tax benefit was recognized at an effective rate of 17.0% for the six months of 2019 compared to 22.7% for the six months of 2018. The change in the Company’s effective tax rate for the six months ended June 30, 2019 compared to 2018 is primarily the result of a reduction in the basis of goodwill related to the pending divestiture of the RTE Cereal business that is non-deductible for tax purposes, a change in the amount of executive compensation that is non-deductible for tax purposes, and a change in the valuation allowance on certain deferred tax assets.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 — Results by Segment

	Six Months Ended June 30, 2019
	Baked Goods		Beverages		Meal Solutions		Snacks
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$819.8	100.0%	$450.0	100.0%	$935.2	100.0%	$346.8	100.0%
Cost of sales	671.8	81.9	342.7	76.2	778.5	83.3	353.0	101.8
Gross profit	148.0	18.1	107.3	23.8	156.7	16.7	(6.2)	(1.8)
Freight out and commissions	46.8	5.8	14.2	3.1	35.7	3.8	7.7	2.2
Direct selling, general, and administrative	14.9	1.8	8.6	1.9	18.2	1.9	5.1	1.5
Direct operating income	$86.3	10.5%	$84.5	18.8%	$102.8	11.0%	$(19.0)	(5.5)%

	Six Months Ended June 30, 2018
	Baked Goods		Beverages		Meal Solutions		Snacks
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$882.0	100.0%	$485.5	100.0%	$1,041.8	100.0%	$527.7	100.0%
Cost of sales	735.5	83.4	372.4	76.7	856.1	82.2	495.9	94.0
Gross profit	146.5	16.6	113.1	23.3	185.7	17.8	31.8	6.0
Freight out and commissions	64.1	7.3	18.7	3.8	48.6	4.7	13.5	2.5
Direct selling, general, and administrative	17.1	1.9	9.1	1.9	21.5	2.0	6.3	1.2
Direct operating income	$65.3	7.4%	$85.3	17.6%	$115.6	11.1%	$12.0	2.3%

The change in net sales from the first six months of 2018 to the first six months of 2019 was due to the following:

	Six Months Ended June 30,
	Baked Goods		Beverages		Meal Solutions		Snacks
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2018 Net sales	$882.0		$485.5		$1,041.8		$527.7
SKU rationalization	(22.9)	(2.6)%	(4.7)	(1.0)%	(14.3)	(1.4)%	—	—%
Volume/mix excluding SKU rationalization	(54.6)	(6.3)	(23.7)	(4.8)	(97.5)	(9.4)	(156.7)	(29.7)
Pricing	16.5	1.9	(7.1)	(1.5)	12.4	1.2	(24.2)	(4.6)
Divestiture	—	—	—	—	(4.5)	(0.4)	—	—
Foreign currency	(1.2)	(0.1)	—	—	(2.7)	(0.2)	—	—
2019 Net sales	$819.8	(7.1)%	$450.0	(7.3)%	$935.2	(10.2)%	$346.8	(34.3)%

Baked Goods

Net sales in the Baked Goods segment decreased $62.2 million, or 7.1%, in the first six months of 2019 compared to the first six months of 2018 due to unfavorable volume/mix from lost distribution predominately in the RTE Cereal, In-store bakery, and Bars categories, the efforts to simplify and rationalize low margin SKUs, and unfavorable foreign currency, partially offset by favorable pricing actions taken in response to commodity and freight based inflation and a reduction in trade spending primarily in the In-store bakery and Refrigerated dough categories which favorably impacted pricing.

Direct operating income as a percentage of net sales increased 3.1 percentage points in the first six months of 2019 compared to the first six months of 2018. The increase was primarily due to favorable pricing, lower freight due to reduced spot market usage, particularly in the temperature controlled freight market, favorable mix due to the rationalization of low margin business, and lower direct selling, general and administrative expenses driven by the TreeHouse 2020 and Structure to Win initiatives. These improvements were partially offset by higher commodity costs for flour and packaging.

Beverages

Net sales in the Beverages segment decreased $35.5 million, or 7.3%, in the first six months of 2019 compared to the first six months of 2018 primarily due to unfavorable volume/mix from lost distribution mostly in the Broth and Powdered creamers categories, unfavorable pricing primarily due to competitive pressure in the Single serve beverage category, and the efforts to simplify and rationalize low margin SKUs.

Direct operating income as a percentage of net sales increased 1.2 percentage points in the first six months of 2019 compared to the first six months of 2018. The increase was primarily driven by lower freight due to reduced spot market usage, lower commodity costs (casein and oils), and favorable mix driven by the Tea category. These improvements were partially offset by unfavorable pricing driven by the Single serve beverage category.

Meal Solutions

Net sales in the Meal Solutions segment decreased $106.6 million, or 10.2%, in the first six months of 2019 compared to the first six months of 2018 due to unfavorable volume/mix from lost distribution primarily in the Pasta and Pickles categories, the efforts to simplify and rationalize low margin SKUs, the divestiture of the McCann's business in July 2018, and foreign currency. Pricing was favorable reflecting certain pricing actions taken in response to commodity and freight inflation that was only partially offset by durum pass-through pricing reductions.

Direct operating income as a percentage of net sales decreased 0.1 percentage points in the first six months of 2019 compared to the first six months of 2018. The decrease was primarily due to lower volumes and the related fixed cost impact, and higher commodity costs partially offset by lower freight due to reduced spot market usage, favorable pricing, and lower direct selling, general and administrative expenses driven by the TreeHouse 2020 and Structure to Win initiatives.

Snacks

Net sales in the Snacks segment decreased $180.9 million, or 34.3%, in the first six months of 2019 compared to the first six months of 2018 primarily due to lost distribution and competitive pressure in the Snack nuts and Trail mix categories and unfavorable pricing as a result of commodity-based pass-through pricing declines.

Direct operating income as a percentage of net sales decreased 7.8 percentage points in the first six months of 2019 compared to the first six months of 2018. The decrease was primarily due to lower volume and the related fixed cost impact.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $719.7 million was available under the Revolving Credit Facility as of June 30, 2019. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the current terms of the Revolving Credit Facility and can meet foreseeable financial requirements.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities	$9.4	$231.3
Investing activities	(72.7)	(85.7)
Financing activities	(41.4)	(178.0)

Operating Activities

Our cash provided by operations was $9.4 million in the first six months of 2019 compared to $231.3 million in the first six months of 2018, a decrease of $221.9 million. The decrease is mostly attributable to a decline in cash provided by the Receivables Sales Program (refer to Note 5 for additional information) during the first six months of 2019 compared to the first six months of 2018 and higher incentive compensation payments during the first six months of 2019. The Company's working capital management emphasis continues to be focused on driving faster collection of receivables, reducing inventory, and extending vendor payment terms.

Investing Activities

Cash used in investing activities was $72.7 million in the first six months of 2019 compared to $85.7 million in the first six months of 2018, a decrease in cash used of $13.0 million, driven by lower capital expenditures.

We expect capital spending to be approximately $170 million in 2019. Capital spending in 2019 is focused on TreeHouse 2020 initiatives, the implementation of an Enterprise Resource Planning system, food safety, quality, productivity improvements, and routine equipment upgrades or replacements at our plants.
Financing Activities

Net cash used in financing activities was $41.4 million in the first six months of 2019 compared to $178.0 million in the first six months of 2018, a decrease in cash used of $136.6 million. The decrease is primarily attributable to debt repurchase and share repurchase activity during the first six months of 2018, which did not recur in the first six months of 2019, partially offset by an early payments of $35.0 million on the Company's term loan during the first six months of 2019.
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

The following table reconciles cash flow provided by operating activities (a GAAP measure) to our free cash flow (a Non-GAAP measure).

	Six Months Ended June 30,
	2019	2018
	(In millions)
Cash flow provided by operating activities	$9.4	$231.3
Less: Capital expenditures	(74.0)	(88.3)
Free cash flow	$(64.6)	$143.0

Debt Obligations

At June 30, 2019, we had $488.8 million outstanding under Term Loan A, $816.3 million outstanding under Term Loan A-1, $375.9 million of the 2022 Notes outstanding, $602.9 million of the 2024 Notes outstanding, and $1.9 million of other obligations. In addition, at June 30, 2019, there were $30.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at June 30, 2019, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $719.7 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended June 30, 2019 averaged 4.31%. Including the interest rate swap agreements in effect as of June 30, 2019, the average rate decreases to 3.70%.

We are in compliance with all applicable financial debt covenants as of June 30, 2019. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

Adjusted Earnings Per Diluted Share, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per diluted share (“Adjusted Diluted EPS”) reflects adjustments to GAAP loss per diluted share to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, restructuring programs, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of Adjusted Diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(unaudited)		(unaudited)
Diluted loss per share (GAAP)		$(3.05)	$(0.35)	$(3.54)	$(0.94)
Impairment	(1)	2.31	—	2.31	—
Restructuring programs	(2)	0.65	0.89	1.25	1.57
Mark-to-market adjustments	(3)	0.45	(0.13)	0.73	(0.03)
Litigation matter	(4)	0.44	—	0.44	—
Acquisition, integration, divestiture, and related costs	(5)	0.12	0.02	0.14	0.02
Multiemployer pension plan withdrawal	(6)	0.07	—	0.07	—
Tax indemnification	(7)	0.01	0.02	0.01	0.02
Product recall	(8)	—	—	0.01	—
Foreign currency (gain) loss on re-measurement of intercompany notes	(9)	(0.03)	0.03	(0.05)	0.06
CEO transition costs	(10)	—	—	—	0.23
Debt amendment and repurchase activity	(11)	—	0.09	—	0.09
Taxes on adjusting items		(0.62)	(0.19)	(0.88)	(0.45)
Dilutive impact of shares [1]		0.01	—	0.01	—
Adjusted diluted EPS (Non-GAAP)		$0.36	$0.38	$0.50	$0.57

1
The number of shares outstanding used in the calculation of the GAAP diluted loss per share excludes all contingently issuable shares under our equity award programs since inclusion of such shares would be anti-dilutive (i.e. the loss per share would be smaller). Conversely, the number of shares outstanding used in the calculation of the Adjusted diluted earnings per share (a non-GAAP measure) includes all contingently issuable shares under our equity award programs since inclusion of such shares is dilutive. The total number of shares used in the calculation of the Adjusted diluted earnings per share was 56.5 million for both the three months and six months ended June 30, 2019. The total number of shares used in the calculation of the adjusted diluted earnings per share was 56.8 million for both the three months and six months ended June 30, 2018.

During the three and six months ended June 30, 2019 and 2018, the Company entered into transactions that affected the year-over-year comparison of its financial results as follows:

(1)
In the second quarter of 2019, the Company incurred $130.4 million of impairment charges. This amount is comprised of $66.5 million of a non-cash impairment charge related to long-lived assets employed in the Snacks segment and $63.9 million of a non-cash impairment charge related to the expected loss on disposal of RTE Cereal. Refer to Note 7, Note 8, and Note 9 to our Condensed Consolidated Financial Statements for additional details.

(2)
The Company's restructuring and margin improvement activities are part of an enterprise-wide transformation to improve the long-term profitability of the Company. For the three months ended June 30, 2019 and 2018, the Company incurred restructuring program costs of approximately $36.8 million and $50.6 million, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred restructuring program costs of approximately $70.5 million and $89.2 million, respectively. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional details.

(3)
The Company’s derivative contracts are marked-to-market each period with the unrealized changes in fair value being recognized in the Condensed Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized. The mark-to-market impacts only are treated as Non-GAAP adjustments. Refer to Note 18 to our Condensed Consolidated Financial Statements for additional details.

(4)
During the second quarter of 2019, the Company recognized a $25 million accrual related to a litigation matter. The suit’s primary allegation relates to certain purported label misrepresentations as to the nature of its Grove Square coffee products. Refer to Note 17 to our Condensed Consolidated Financial Statements for additional details.

(5)
The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential divestitures, completed and potential acquisitions and the related integration of the acquisitions. Costs incurred in the first six months of 2019 and 2018 primarily relate to divestiture activity partially offset by transition services agreement (“TSA”) revenue related to the 2017 SIF divestiture.

(6)
In the second quarter of 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund. Absent agreement with the Fund on a withdrawal payment, the Company estimated a withdrawal liability of $4.1 million. The Company anticipates receiving an assessment by December 31, 2019, and the ultimate withdrawal liability may change from the currently estimated amount.

(7)
The tax indemnification line represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years.  These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(8)
The product recall line primarily represents legal fees associated with ongoing efforts to recover additional insurance proceeds related to an announced voluntary recall of products in 2016 that may have been impacted by sunflower seeds contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier.

(9)
The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $1.4 million in the second quarter of 2019 versus foreign currency losses of $1.4 million in the prior year to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.

(10)
The CEO transition cost line primarily relates to accelerated stock-based compensation and modification accounting related to the transition of Chief Executive Officers in 2018. Refer to Note 13 to our Condensed Consolidated Financial Statements for additional details.

(11)
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

Adjusted Net Income, Adjusted EBIT, Adjusted EBITDAS, Adjusted net income margin, Adjusted EBIT margin and Adjusted EBITDAS margin, Adjusting for Certain Items Affecting Comparability

Adjusted net income represents GAAP net loss as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS metric outlined above.
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
Adjusted net income margin, adjusted EBIT margin and adjusted EBITDAS margin are calculated as the respective metric defined above as a percentage of net sales as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS section above.

The following table reconciles the Company’s net loss as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income, Adjusted EBIT, and Adjusted EBITDAS for the three and six months ended June 30, 2019 and 2018:

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
		(unaudited in millions)
Net loss (GAAP)		$(171.8)	$(19.5)	$(198.7)	$(53.1)
Impairment	(1)	130.4	—	130.4	—
Restructuring programs	(2)	36.8	50.6	70.5	89.2
Mark-to-market adjustments	(3)	25.3	(7.6)	41.2	(2.0)
Litigation matter	(4)	25.0	—	25.0	—
Acquisition, integration, divestiture, and related costs	(5)	7.0	1.1	8.0	1.0
Multiemployer pension plan withdrawal	(6)	4.1	—	4.1	—
Tax indemnification	(7)	0.7	1.2	0.4	1.2
Product recall	(8)	0.1	—	0.5	—
Foreign currency (gain) loss on re-measurement of intercompany notes	(9)	(1.4)	1.4	(3.0)	3.3
CEO transition costs	(10)	—	—	—	13.0
Debt amendment and repurchase activity	(11)	—	5.0	—	5.0
Less: Taxes on adjusting items		(35.6)	(10.6)	(50.0)	(25.4)
Adjusted net income (Non-GAAP)		20.6	21.6	28.4	32.2
Interest expense		27.9	29.6	54.8	58.1
Interest income		(1.7)	(0.5)	(4.3)	(2.5)
Income tax benefit		(28.6)	(6.0)	(40.8)	(15.6)
Add: Taxes on adjusting items		35.6	10.6	50.0	25.4
Adjusted EBIT (Non-GAAP)		53.8	55.3	88.1	97.6
Depreciation and amortization	(12)	53.1	57.7	112.3	116.5
Stock-based compensation expense	(13)	6.5	6.7	12.4	13.1
Adjusted EBITDAS (Non-GAAP)		$113.4	$119.7	$212.8	$227.2

Adjusted net income margin		1.6%	1.5%	1.1%	1.1%
Adjusted EBIT margin		4.3%	3.8%	3.5%	3.3%
Adjusted EBITDAS margin		9.1%	8.2%	8.3%	7.7%

		Location in Condensed	Three Months Ended June 30,		Six Months Ended June 30,
		Consolidated Statements of Operations	2019	2018	2019	2018
			(unaudited in millions)
(1)	Impairment	Asset impairment	$130.4	$—	$130.4	$—
(2)	Restructuring programs	Other operating expense, net	35.5	46.4	64.3	75.3
		Cost of sales	0.5	1.9	4.6	11.6
		General and administrative	0.8	2.3	1.6	2.3
(3)	Mark-to-market adjustments	Other expense (income), net	25.3	(7.6)	41.2	(2.0)
(4)	Litigation matter	General and administrative	25.0	—	25.0	—
(5)	Acquisition, integration, divestiture, and related costs	General and administrative	7.0	0.8	8.0	0.7
		Other operating expense, net	—	0.3	—	0.3
(6)	Multiemployer pension plan withdrawal	Cost of sales	4.1	—	4.1	—
(7)	Tax indemnification	Other expense (income), net	0.7	1.2	0.4	1.2
(8)	Product recall	General and administrative	0.1	—	0.5	—
(9)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(1.4)	1.4	(3.0)	3.3
(10)	CEO transition costs	General and administrative	—	—	—	13.0
(11)	Debt amendment and repurchase activity	General and administrative	—	0.2	—	0.2
		Other expense (income), net	—	3.1	—	3.1
		Interest expense	—	1.7	—	1.7
(12)	Depreciation included as an adjusting item	Cost of sales	0.3	1.9	2.2	10.1
		General and administrative	0.8	2.3	1.6	2.3
(13)	Stock-based compensation expense included as an adjusting item	General and administrative	0.2	0.2	0.4	10.1

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2018.  The Company adopted ASC 842, Leases, effective January 1, 2019 and have updated the accounting policy specific to leases accordingly.  See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding these updates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 18 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

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

As of June 30, 2019, management with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to systems and processes to improve such controls and increase efficiency, while ensuring that an effective internal control environment is maintained.

In connection with the Company’s restructuring programs, in the second quarter of 2019, the Company continued centralizing certain accounting functions within its shared service center and the process of implementing a new IT system which will support centralized accounting functions. This implementation is expected to continue throughout 2019. These initiatives were not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to these initiatives, the Company has and will continue to align and streamline the design and operation of its financial control environment.

Other than as described in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Treehouse Foods, Inc. and subsidiaries (the "Company") as of June 30, 2019, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for a change in the Company's method of accounting for certain inventory (not presented herein); and in our report dated February 14, 2019, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 6 that were applied to retrospectively adjust the December 31, 2018 consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2018.
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
/s/ DELOITTE & TOUCHE LLP
Chicago, IL
August 1, 2019

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 17 to the Condensed Consolidated Financial Statements in this report.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Exhibits

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

18.1*	Preferability letter from Deloitte & Touche LLP regarding change in inventory costing.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: August 1, 2019	/s/ Matthew J. Foulston
Matthew J. Foulston
Executive Vice President and Chief Financial Officer

Date: August 1, 2019	/s/ John P. Waldron
John P. Waldron
Vice President, Corporate Controller, and Principal Accounting Officer