Form 10-Q
period 2019-09-30
TreeHouse Foods, Inc.
filed 2019-11-07
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019.
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
Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of November 1, 2019: 56,212,979.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$45.1	$164.3
Receivables, net	305.2	351.3
Inventories	702.8	615.6
Prepaid expenses and other current assets	82.0	61.0
Assets of discontinued operations	133.9	485.8
Total current assets	1,269.0	1,678.0
Property, plant and equipment, net	1,080.2	1,142.3
Operating lease right-of-use assets	183.3	—
Goodwill	2,111.3	2,107.9
Intangible assets, net	576.9	656.4
Other assets, net	40.5	44.7
Total assets	$5,261.2	$5,629.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$529.6	$577.9
Accrued expenses	295.3	252.5
Current portion of long-term debt	11.7	1.2
Liabilities of discontinued operations	14.8	6.0
Total current liabilities	851.4	837.6
Long-term debt	2,158.0	2,297.4
Operating lease liabilities	166.2	—
Deferred income taxes	130.1	166.1
Other long-term liabilities	149.5	168.2
Total liabilities	3,455.2	3,469.3
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.2 and 56.0 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(83.3)	(83.3)
Additional paid-in capital	2,149.4	2,135.8
(Accumulated deficit) Retained earnings	(172.5)	204.0
Accumulated other comprehensive loss	(88.2)	(97.1)
Total stockholders’ equity	1,806.0	2,160.0
Total liabilities and stockholders’ equity	$5,261.2	$5,629.3

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,057.3	$1,117.9	$3,149.4	$3,394.3
Cost of sales	871.0	903.9	2,577.7	2,753.6
Gross profit	186.3	214.0	571.7	640.7
Operating expenses:
Selling and distribution	61.2	73.4	191.2	246.8
General and administrative	51.5	60.4	199.9	208.7
Amortization expense	17.7	19.8	56.4	60.2
Asset impairment	88.0	—	88.0	—
Other operating expense, net	23.5	21.4	84.2	94.6
Total operating expenses	241.9	175.0	619.7	610.3
Operating (loss) income	(55.6)	39.0	(48.0)	30.4
Other expense:
Interest expense	27.3	26.1	78.5	82.5
Loss (gain) on foreign currency exchange	0.4	0.6	(1.3)	5.0
Other expense (income), net	14.1	(2.9)	50.5	(2.4)
Total other expense	41.8	23.8	127.7	85.1
(Loss) income before income taxes	(97.4)	15.2	(175.7)	(54.7)
Income tax (benefit) expense	(36.4)	3.0	(50.1)	(12.9)
Net (loss) income from continuing operations	(61.0)	12.2	(125.6)	(41.8)
Net loss from discontinued operations	(116.8)	(9.6)	(250.9)	(8.7)
Net (loss) income	$(177.8)	$2.6	$(376.5)	$(50.5)

Earnings (loss) per common share - basic:
Continuing operations	$(1.08)	$0.22	$(2.23)	$(0.74)
Discontinued operations	(2.07)	(0.17)	(4.46)	(0.15)
Net (loss) earnings per share basic (1)	$(3.16)	$0.05	$(6.70)	$(0.90)

Earnings (loss) per common share - diluted:
Continuing operations	$(1.08)	$0.22	$(2.23)	$(0.74)
Discontinued operations	(2.07)	(0.17)	(4.46)	(0.15)
Net (loss) earnings per share diluted (1)	$(3.16)	$0.05	$(6.70)	$(0.90)

Weighted average common shares:
Basic	56.3	56.3	56.2	56.4
Diluted	56.3	56.7	56.2	56.4

(1) The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(177.8)	$2.6	$(376.5)	$(50.5)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5.5)	6.5	8.5	(13.0)
Pension and postretirement reclassification adjustment	0.1	0.1	0.4	0.4
Adoption of ASU 2018-02 reclassification to retained earnings	—	—	—	(1.1)
Other comprehensive (loss) income	(5.4)	6.6	8.9	(13.7)

Comprehensive (loss) income	$(183.2)	$9.2	$(367.6)	$(64.2)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

				Retained			Accumulated
			Additional	Earnings			Other
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Loss	Equity
Balance, January 1, 2018	57.2	$0.6	$2,107.0	$267.1	(0.6)	$(28.7)	$(61.5)	$2,284.5
Net loss	—	—	—	(33.6)	—	—	—	(33.6)
Other comprehensive loss	—	—	—	—	—	—	(9.9)	(9.9)
Treasury stock repurchases	—	—	—	—	(0.4)	(17.1)	—	(17.1)
Equity awards exercised	0.2	—	0.9	—	—	—	—	0.9
Stock-based compensation	—	—	16.3	—	—	—	—	16.3
Cumulative effect of accounting change	—	—	—	1.5	—	—	(1.1)	0.4
Balance, March 31, 2018	57.4	$0.6	$2,124.2	$235.0	(1.0)	$(45.8)	$(72.5)	$2,241.5
Net loss	—	—	—	(19.5)	—	—	—	(19.5)
Other comprehensive loss	—	—	—	—	—	—	(9.3)	(9.3)
Treasury stock repurchases	—	—	—	—	(0.3)	(12.6)	—	(12.6)
Equity awards exercised	0.2	—	0.8	—	—	—	—	0.8
Stock-based compensation	—	—	6.9	—	—	—	—	6.9
Balance, June 30, 2018	57.6	$0.6	$2,131.9	$215.5	(1.3)	$(58.4)	$(81.8)	$2,207.8
Net income	—	—	—	2.6	—	—	—	2.6
Other comprehensive income	—	—	—	—	—	—	6.6	6.6
Treasury stock repurchases	—	—	—	—	(0.2)	(12.6)	—	(12.6)
Equity awards exercised	—	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	5.0	—	—	—	—	5.0
Balance, September 30, 2018	57.6	$0.6	$2,137.1	$218.1	(1.5)	$(71.0)	$(75.2)	$2,209.6

Balance, January 1, 2019	57.8	$0.6	$2,135.8	$204.0	(1.8)	$(83.3)	$(97.1)	$2,160.0
Net loss	—	—	—	(26.9)	—	—	—	(26.9)
Other comprehensive income	—	—	—	—	—	—	6.9	6.9
Equity awards exercised	0.2	—	(4.4)	—	—	—	—	(4.4)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Balance, March 31, 2019	58.0	$0.6	$2,137.5	$177.1	(1.8)	$(83.3)	$(90.2)	$2,141.7
Net loss	—	—	—	(171.8)	—	—	—	(171.8)
Other comprehensive income	—	—	—	—	—	—	7.4	7.4
Equity awards exercised	—	—	(0.7)	—	—	—	—	(0.7)
Stock-based compensation	—	—	6.7	—	—	—	—	6.7
Balance, June 30, 2019	58.0	$0.6	$2,143.5	$5.3	(1.8)	$(83.3)	$(82.8)	$1,983.3
Net loss	—	—	—	(177.8)	—	—	—	(177.8)
Other comprehensive loss	—	—	—	—	—	—	(5.4)	(5.4)
Equity awards exercised	—	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	5.7	—	—	—	—	5.7
Balance, September 30, 2019	58.0	$0.6	$2,149.4	$(172.5)	(1.8)	$(83.3)	$(88.2)	$1,806.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(376.5)	$(50.5)
Net loss from discontinued operations	(250.9)	(8.7)
Net loss from continuing operations	(125.6)	(41.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	157.3	167.9
Asset impairment	88.0	—
Stock-based compensation	17.5	27.0
Gain on divestiture	—	(14.3)
Unrealized loss (gain) on derivative contracts	53.6	(5.8)
Deferred income taxes	(30.2)	(1.1)
Other	2.4	17.2
Changes in operating assets and liabilities:
Receivables	45.4	40.1
Inventories	(84.5)	(37.2)
Prepaid expenses and other assets	(24.2)	7.9
Accounts payable, accrued expenses, and other liabilities	(93.9)	140.8
Net cash provided by operating activities - continuing operations	5.8	300.7
Net cash provided by (used in) operating activities - discontinued operations	39.9	(30.2)
Net cash provided by operating activities	45.7	270.5
Cash flows from investing activities:
Additions to property, plant, and equipment	(85.5)	(102.1)
Additions to intangible assets	(19.3)	(16.4)
Proceeds from sale of fixed assets	5.0	4.4
Proceeds from divestiture	—	30.8
Other	—	(1.1)
Net cash used in investing activities - continuing operations	(99.8)	(84.4)
Net cash provided by (used in) investing activities - discontinued operations	71.7	(14.3)
Net cash used in investing activities	(28.1)	(98.7)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	107.6	80.4
Payments under Revolving Credit Facility	(107.6)	(80.4)
Payments on financing lease obligations	(1.5)	(0.9)
Payment of deferred financing costs	—	(2.4)
Payments on Term Loans	(135.0)	(10.5)
Repurchases of 2022 Notes	—	(24.1)
Repurchases of 2024 Notes	—	(172.1)
Repurchases of common stock	—	(42.2)
Receipts related to stock-based award activities	0.7	4.7
Payments related to stock-based award activities	(5.5)	(3.3)
Net cash used in financing activities - continuing operations	(141.3)	(250.8)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(141.3)	(250.8)
Effect of exchange rate changes on cash and cash equivalents	4.5	(1.0)

	Nine Months Ended September 30,
	2019	2018
Net decrease in cash and cash equivalents	$(119.2)	$(80.0)
Cash and cash equivalents, beginning of period	164.3	132.8
Cash and cash equivalents, end of period	$45.1	$52.8

Supplemental cash flow disclosures
Interest paid	$98.8	$102.7
Net income tax refunds	(7.7)	(4.3)

Non-cash investing activities:
Accrued purchase of property and equipment	$30.9	$22.8
Accrued other intangible assets	3.7	8.0
Right-of-use assets and operating lease obligations recognized at ASU 2016-02 transition	252.5	—
Right-of-use assets and operating lease obligations recognized after ASU 2016-02 transition	9.6	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2019
(Unaudited)

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

Accounting Method Change

Effective April 1, 2019, the Company changed its method of valuing its Pickle inventory in its Meal Solutions segment from the last-in, first out (LIFO) method to the first-in, first out (FIFO) method. Prior period information included in this Form 10-Q has been recast to apply the FIFO method retrospectively. Refer to Note 6 for additional information.

Discontinued Operations

On May 1, 2019, the Company entered into a definitive agreement to sell its Ready-to-eat ("RTE") Cereal business, a component of the Baked Goods reporting segment, to Post Holdings, Inc. ("Post"). On August 1, 2019, the Company completed the sale of its Snacks business to Atlas Holdings, LLC. ("Atlas") for $90 million in cash, subject to customary purchase price adjustments. Both of these transactions are part of the Company's strategy to pursue portfolio optimization. Beginning in the third quarter of 2019, the Snacks business (through the date of sale) and RTE Cereal business are presented as discontinued operations, and, as such, have been excluded from continuing operations and segment results for all periods presented. Refer to Note 7 for additional information.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings. These ASU's are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.
The Company adopted these ASUs as of January 1, 2019 under the modified retrospective transition method prescribed by ASU 2018-11. Under this transition method, financial results reported in periods prior to the first quarter of 2019 are unchanged. On a continuing operations basis, the adoption of these ASUs resulted in the recognition of approximately $221.5 million of right-of-use assets and lease liabilities as of January 1, 2019. Also as a result of adoption, the Company reclassified $17.2 million of liabilities and $0.6 million of assets on its Condensed Consolidated Balance Sheet as of January 1, 2019 against the operating lease right-of-use asset. The adoption of these ASUs did not result in a cumulative-effect adjustment to the opening balance of retained earnings.
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

The costs by activity for the Restructuring Programs are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
TreeHouse 2020	$21.9	$34.4	$76.5	$85.0
Structure to Win	2.4	5.3	13.4	30.8
Other restructuring and plant closing costs	—	1.0	—	4.3
Total Restructuring Programs	$24.3	$40.7	$89.9	$120.1

Expenses associated with these programs are in Cost of sales, General and administrative, and Other operating expense, net in the Condensed Consolidated Statements of Operations.  The Company does not allocate costs associated with Restructuring Programs to reportable segments when evaluating the performance of its segments.  As a result, costs associated with Restructuring Programs are not presented by reportable segment. Refer to Note 19 for more information.

Below is a summary of costs by line item for the Restructuring Programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Cost of sales	$0.6	$4.4	$3.8	$8.6
General and administrative	—	1.0	1.7	3.3
Other operating expense, net	23.7	35.3	84.4	108.2
Total	$24.3	$40.7	$89.9	$120.1

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the activity of the liabilities associated with the Restructuring Programs as of September 30, 2019:

	Severance	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2018	$19.3	$2.6	$21.9
Expenses recognized	8.4	—	8.4
Cash payments	(19.0)	—	(19.0)
Reclassification due to adoption of ASU 2016-02	—	(2.6)	(2.6)
Balance as of September 30, 2019	$8.7	$—	$8.7

Liabilities as of September 30, 2019 associated with total exit cost reserves primarily relate to severance. The severance liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets. Other costs represent early lease termination liabilities. As part of the Company's adoption of ASU 2016-02, these lease termination liabilities were offset with the initial right-of-use asset at transition. Refer to Note 4 for additional information.

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

Facility Location	Date of Closure Announcement	Closure Status	Primary Products Produced	Primary Segment Affected	Total Costs to Close	Total Cash Costs to Close
					(In millions)
Brooklyn Park, Minnesota	August 3, 2017	Completed in Q4 2017	Dry dinners	Meal Solutions	$16.1	$9.6
Plymouth, Indiana	August 3, 2017	Completed in Q4 2017	Pickles	Meal Solutions	9.3	3.8
Visalia, California	February 15, 2018	Completed in Q1 2019	Pretzels	Baked Goods	22.1	8.8
					$47.5	$22.2

Expenses associated with the Company's Dothan, Alabama; Battle Creek, Michigan; and Minneapolis, Minnesota facility closures are classified within Net loss from discontinued operations and are excluded from the table above. Total costs to close these three facilities were $29.7 million.

During the third quarter of 2018, the Company announced the closure of its Omaha, Nebraska office by January 31, 2019. This closure was completed during the first quarter of 2019.

Below is a summary of the overall TreeHouse 2020 program costs by type:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Costs To Date	Total Expected Costs
	2019	2018	2019	2018
	(In millions)
Asset-related	$(0.1)	$4.4	$2.4	$3.9	$44.6	$46.3
Employee-related	3.1	9.1	10.5	24.8	55.8	65.8
Other costs	18.9	20.9	63.6	56.3	145.9	186.5
Total	$21.9	$34.4	$76.5	$85.0	$246.3	$298.6

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended September 30, 2019 and 2018, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost and severance; and other costs primarily consisted of consulting costs.  Asset-related costs were recognized in Cost of sales while employee-related and other costs were primarily recognized in Other operating expense, net of the Condensed Consolidated Statement of Operations.

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

Below is a summary of costs by type associated with the Structure to Win program:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Costs To Date	Total Expected Costs
	2019	2018	2019	2018
	(In millions)
Asset-related	$0.2	$—	$1.8	$2.2	$4.0	$4.0
Employee-related	1.1	3.4	3.7	12.3	24.9	25.9
Other costs	1.1	1.9	7.9	16.3	28.5	29.6
Total	$2.4	$5.3	$13.4	$30.8	$57.4	$59.5

For the three and nine months ended September 30, 2019 and 2018, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Condensed Consolidated Statements of Operations.

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

Other restructuring and plant closing costs were $1.0 million and $4.3 million for the three and nine months ended September 30, 2018, respectively. There were no costs associated with other restructuring and plant closing costs during the three and nine months ended September 30, 2019.

4. LEASES

The Company has operating and finance leases for manufacturing facilities, warehouses and distribution centers, office space, and certain equipment. Remaining lease terms for these leases range from 1 year to 13 years. Some of the Company’s leases include options to extend the leases for up to 29 years, and some include options to terminate the leases within 1 year.

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	September 30, 2019
		(In millions)
Assets
Operating	Operating lease right-of-use assets	$183.3
Finance	Property, plant, and equipment, net	3.4
Total assets		$186.7

Liabilities
Current liabilities
Operating	Accrued expenses	$32.9
Finance	Current portion of long-term debt	1.2
Total current liabilities		34.1
Noncurrent liabilities
Operating	Operating lease liabilities	166.2
Finance	Long-term debt	2.0
Total noncurrent liabilities		168.2
Total lease liabilities		$202.3

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

As of September 30, 2019, the weighted-average discount rates for the Company's operating and finance leases were 4.7% and 3.7%, respectively.

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

As of September 30, 2019, the weighted-average remaining term of the Company's operating and finance leases was 8.2 and 2.6 years, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of lease expense were as follows:

		Three Months Ended	Nine Months Ended
	Statement of Operations Classification	September 30, 2019	September 30, 2019
		(In millions)
Operating lease cost	Cost of sales and General and administrative	$8.2	$31.3
Finance lease cost:
Amortization of right-of-use assets	Cost of sales and General and administrative	0.5	1.2
Interest on lease liabilities	Interest expense	—	0.1
Total finance lease cost		0.5	1.3
Variable lease cost (1)	Cost of sales and General and administrative	1.5	4.1
Net lease cost		$10.2	$36.7

(1)	Includes short-term leases, which are immaterial.

Future maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In millions)
Three months ended December 31, 2019	$10.1	$0.4
2020	38.4	1.2
2021	34.6	1.1
2022	28.2	0.6
2023	24.7	0.1
Thereafter	108.4	—
Total lease payments	244.4	3.4
Less: Interest	(45.3)	(0.2)
Present value of lease liabilities	$199.1	$3.2

(1)	Operating lease payments include $3.0 million related to options to extend lease terms that are reasonably certain of being exercised.

Other information related to leases were as follows:

Nine Months Ended September 30, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30.2
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	1.5

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables sold under the Program are de-recognized from the Company's Condensed Consolidated Balance Sheet at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The outstanding amount of accounts receivable sold under the Receivables Sales Program was $196.2 million and $177.0 million as of September 30, 2019 and December 31, 2018, respectively.

The loss on sale of receivables was $0.8 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $2.9 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in Other expense (income), net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of September 30, 2019 or December 31, 2018, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

As of September 30, 2019 and December 31, 2018, the Company had collected but not yet remitted to the financial institutions $136.6 million and $119.3 million, respectively. These amounts were included in Accounts payable in the Condensed Consolidated Balance Sheets.

6. INVENTORIES

	September 30, 2019	December 31, 2018
	(In millions)
Raw materials and supplies	$261.7	$234.2
Finished goods	441.1	381.4
Total inventories	$702.8	$615.6

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of the change from LIFO to FIFO on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss is summarized below:

	Three Months Ended March 31, 2019			Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)
Cost of sales	$871.1	$(0.5)	$870.6	$900.2	$3.7	$903.9	$2,751.4	$2.2	$2,753.6
Operating (loss) income	15.0	0.5	15.5	42.7	(3.7)	39.0	32.6	(2.2)	30.4
Income tax (benefit) expense	(7.0)	0.1	(6.9)	3.9	(0.9)	3.0	(12.3)	(0.6)	(12.9)
Net (loss) income from continuing operations	(14.9)	0.4	(14.5)	15.0	(2.8)	12.2	(40.2)	(1.6)	(41.8)
Comprehensive (loss) income	(20.4)	0.4	(20.0)	12.0	(2.8)	9.2	(62.6)	(1.6)	(64.2)
Net (loss) earnings per common share from continuing operations - basic & diluted	$(0.27)	$0.01	$(0.26)	$0.27	$(0.05)	$0.22	$(0.72)	$(0.02)	$(0.74)

The impact of the change on the Company's Condensed Consolidated Balance Sheets as of December 31, 2018 is as follows:

	December 31, 2018
	As Reported	Adjustment	As Adjusted
	(In millions)
Inventories	$591.5	$24.1	$615.6
Deferred income taxes	160.1	6.0	166.1
Retained earnings	185.9	18.1	204.0

7. DISCONTINUED OPERATIONS

Snacks

During the second quarter of 2019, due to changes in market price expectations for the sale of the Company's Snacks segment, the Company assessed the recoverability of the carrying value of the long-lived assets associated with the segment. This assessment resulted in total long-lived asset impairment losses of $66.5 million, comprised of $63.2 million of property, plant, and equipment impairment losses and $3.3 million of intangible asset impairment losses. These losses result from the estimated fair value of the Snacks asset group, which was determined by its estimated discounted cash flows. These cash flows represent Level 3 inputs under ASC 820. The impairment loss is recognized as a component of Net loss from discontinued operations in the Condensed Consolidated Statements of Operations.

On August 1, 2019, the Company completed the sale of our Snacks business to Atlas for $90 million in cash, subject to customary purchase price adjustments. The Company classified the proceeds within Net cash provided by (used in) investing activities - discontinued operations and used the net proceeds of the sale to pay down debt. The Company recognized a non-cash pre-tax loss on the transaction upon closing of $97.5 million, which is recognized as a component of Net loss from discontinued operations in the Condensed Consolidated Statements of Operations. For tax purposes, the sale has resulted in an estimated capital loss of $478.4 million. As a result, we have established a deferred tax asset of $117.9 million. A full valuation allowance was recorded against the deferred tax asset as we have not met the accounting requirements for recognition of a benefit at this time. The sale of this business is part of the Company's strategy to pursue portfolio optimization. The Snacks business operated three plants located in Robersonville, North Carolina; El Paso, Texas; and Dothan, Alabama. A fourth plant in Minneapolis, Minnesota was not included with the sale and closed during the third quarter of 2019, as previously announced.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company entered into a Transition Services Agreement ("TSA") with Atlas, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA will terminate at various times between six and twelve months from the date of sale and can be renewed with a maximum of an additional twelve-month period for certain services. Except for customary post-closing adjustments and transition services, the Company has no continuing involvement with Atlas subsequent to the completion of the sale.

Ready-to-eat Cereal

On May 1, 2019, the Company entered into a definitive agreement to sell its RTE Cereal business, a component of the Baked Goods reporting segment, to Post. The sale of this business is part of the Company's strategy to pursue portfolio optimization. The transaction is presently being reviewed by the Federal Trade Commission (the "FTC"). The Company and Post remain optimistic of a timely conclusion of the FTC review.

During the second quarter of 2019, the Company classified the RTE Cereal business as held for sale. The expected disposal loss for the RTE Cereal business is remeasured each quarter. The Company has recognized the expected disposal loss as an impairment charge of $74.6 million during the nine months ended September 30, 2019. Of this impairment charge, $63.9 million was recorded during the three months ended June 30, 2019 and $10.7 million was recorded during the three months ended September 30, 2019. The impairment is recognized as a component of Net loss from discontinued operations in the Condensed Consolidated Statements of Operations.

Beginning in the third quarter of 2019, the Company has reflected the Snacks business (through the date of sale) and RTE Cereal business as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Net sales	$122.1	$276.7	$581.8	$938.5
Cost of sales	119.5	266.9	570.5	886.3
Selling, general, administrative and other operating expenses	15.2	21.6	51.1	59.5
Asset impairment	10.7	—	141.1	—
Loss on sale of business	97.5	—	97.5	—
Operating loss from discontinued operations	(120.8)	(11.8)	(278.4)	(7.3)
Interest and other expense	2.5	6.9	6.1	10.2
Income tax benefit	(6.5)	(9.1)	(33.6)	(8.8)
Net loss from discontinued operations	$(116.8)	$(9.6)	$(250.9)	$(8.7)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 include the following:

	September 30, 2019	December 31, 2018
	(in millions)
Inventories	$44.8	$248.2
Prepaid expenses and other assets	—	8.2
Property, plant, and equipment, net	63.8	132.1
Operating lease right-of-use assets	7.8	—
Goodwill	53.5	53.5
Intangible assets, net	38.6	43.8
Valuation allowance	(74.6)	—
Total assets of discontinued operations	$133.9	$485.8

Accrued expenses and other liabilities	$6.8	$6.0
Operating lease liabilities	8.0	—
Total liabilities of discontinued operations	$14.8	$6.0
8. PROPERTY, PLANT, AND EQUIPMENT

	September 30, 2019	December 31, 2018
	(In millions)
Land	$58.6	$61.6
Buildings and improvements	412.8	421.8
Machinery and equipment	1,254.7	1,201.9
Construction in progress	52.9	99.2
Total	1,779.0	1,784.5
Less accumulated depreciation	(698.8)	(642.2)
Property, plant, and equipment, net	$1,080.2	$1,142.3

Asset Impairment

We evaluate property, plant, and equipment and finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. Indicators of impairment include deteriorations in operating cash flows, the anticipated sale or disposal of an asset group, and other significant changes in business conditions.

During the third quarter of 2019, our assessment indicated an impairment in our Cookies and Dry Dinner asset groups driven by the historical and forecasted performance of these businesses. As a result, we recognized $42.8 million of property, plant, and equipment impairment losses and $45.2 million of finite lived intangible asset impairment. The impairment charges are included in Asset impairment in the Condensed Consolidated Statements of Operations.

Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets were based on expected future cash flows using Level 3 inputs under ASC 820. We can provide no assurance regarding the prospect of additional impairment charges in future periods.

Depreciation expense was $33.3 million and $37.8 million for the three months ended September 30, 2019 and 2018 and $100.9 million and $107.7 million for the nine months ended September 30, 2019 and 2018, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. GOODWILL AND INTANGIBLE ASSETS

As a result of the changes in organizational structure completed in the first quarter of 2019 and sale of the Company's Snacks business during the third quarter of 2019, the Company now has the following three operating segments, which are also its reporting units: Baked Goods, Beverages, and Meal Solutions. See Note 19 for more information regarding the change in segment structure during the first quarter of 2019 and Note 7 for more information regarding the Snacks sale.

In connection with the change in organizational structure completed in the first quarter of 2019, the Company allocated goodwill and accumulated impairment loss balances as of January 1, 2019 between reporting units using a relative fair value allocation approach. The change was considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2019. The Company performed the impairment test, which did not result in the identification of any impairment losses.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows:

	Baked Goods	Beverages	Meal Solutions	Total
	(In millions)
Balance at January 1, 2019, before accumulated impairment losses	$588.7	$712.5	$851.2	$2,152.4
Accumulated impairment losses	(33.0)	—	(11.5)	(44.5)
Balance at January 1, 2019	555.7	712.5	839.7	2,107.9
Foreign currency exchange adjustments	—	1.4	2.0	3.4
Balance at September 30, 2019	$555.7	$713.9	$841.7	$2,111.3

Indefinite Lived Intangible Assets

The Company has $21.8 million and $21.4 million of trademarks with indefinite lives as of September 30, 2019 and December 31, 2018, respectively.

Finite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets with finite lives as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$790.3	$(345.8)	$444.5	$861.6	$(334.0)	$527.6
Contractual agreements	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	52.9	(26.0)	26.9	52.8	(22.5)	30.3
Formulas/recipes	22.7	(18.8)	3.9	23.4	(17.0)	6.4
Computer software	174.6	(94.8)	79.8	154.4	(83.7)	70.7
Total finite lived intangibles	$1,041.0	$(485.9)	$555.1	$1,092.7	$(457.7)	$635.0

Asset Impairment

During the third quarter of 2019, we recognized $45.2 million of finite lived intangible asset impairment. Refer to Note 8 for additional information.

The Company routinely evaluates the useful life attributed to its assets. During the second quarter ended June 30, 2019, the Company determined that the useful lives of certain computer software should be increased from seven years to ten years based

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on historical experience related to the use of this software and our expectation of its future usability. The Company accounted for this as a change in estimate that was applied prospectively, effective as of April 1, 2019. This change in useful life resulted in a reduction of amortization expense of $1.7 million and $3.3 million, and an increase in both basic and diluted earnings per share of $0.02 and $0.04, during the three and nine months ended September 30, 2019, respectively.

10. INCOME TAXES

An income tax benefit was recognized at an effective rate of 37.4% and 28.5% for the three and nine months ended September 30, 2019 compared to 19.7% and 23.6% for the three and nine months ended September 30, 2018. The change in the Company's effective tax rate for the three and nine months ended September 30, 2019 compared to 2018 is primarily the result of a one-time tax benefit associated with repatriating to the U.S. customer based intangibles formally held by our Canadian subsidiaries, a change in the amount of valuation allowance recorded against certain deferred tax assets, and a change in the amount of executive compensation that is non-deductible for tax purposes. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $5.1 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $0.9 million of the $5.1 million could affect net income when settled.

11. LONG-TERM DEBT

	September 30, 2019	December 31, 2018
	(In millions)
Term Loan A	$458.4	$488.8
Term Loan A-1	746.6	851.2
2022 Notes	375.9	375.9
2024 Notes	602.9	602.9
Finance leases	3.2	2.5
Total outstanding debt	2,187.0	2,321.3
Deferred financing costs	(17.3)	(22.7)
Less current portion	(11.7)	(1.2)
Total long-term debt	$2,158.0	$2,297.4

On August 26, 2019, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement.  This Amendment permanently maintains the secured status of the credit facility and the maximum permitted leverage ratio at 4.5x.  Absent the Amendment, the Credit Agreement was scheduled to return to unsecured status with a maximum permitted leverage ratio of 4.0x in the fourth quarter of 2019.  The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended September 30, 2019 was 4.08%. Including the impact of interest rate swap agreements in effect as of September 30, 2019, the average rate decreased to 3.60%.

Revolving Credit Facility — As of September 30, 2019, $723.6 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of September 30, 2019, there were $26.4 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Fair Value - At September 30, 2019, the aggregate fair value of the Company's total debt was $2,214.2 million and its carrying value was $2,183.8 million. At December 31, 2018, the aggregate fair value of the Company's total debt was $2,311.3 million and its carrying value was $2,318.8 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair values of the Company's 2022 Notes and 2024

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes were estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

12. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share data)
Weighted average common shares outstanding	56.3	56.3	56.2	56.4
Assumed exercise/vesting of equity awards (1)	—	0.4	—	—
Weighted average diluted common shares outstanding	56.3	56.7	56.2	56.4

(1)
For the three and nine months ended September 30, 2019 and the nine months ended September 30, 2018, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because including incremental shares would have been anti-dilutive. Incremental shares excluded from the Company's computation of diluted earnings per share were 1.7 million and 1.6 million for the three and nine months ended September 30, 2019, respectively, and 1.8 million for both the three and nine months ended September 30, 2018.

13. STOCK-BASED COMPENSATION

Under the TreeHouse Foods, Inc. Equity and Incentive Plan (the “Plan”), the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. On April 25, 2019, the Plan was amended and restated to increase the number of shares available for issuance under the Plan by 1.5 million shares, effective February 27, 2019. The maximum number of shares available to be awarded under the Plan is approximately 17.5 million, of which approximately 4.9 million remained available at September 30, 2019.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net (loss) income from continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$5.5	$4.6	$17.5	$27.0
Related income tax benefit	1.2	1.2	4.4	6.8

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

All amounts below include continuing and discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2019. Stock options generally vest in approximately three equal installments on each of the first three anniversaries of the grant date and expire ten years from the grant date.

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2018	1,720	$75.24	4.8	$1.1
Forfeited	(38)	86.41
Exercised	(13)	51.54
Expired	(114)	80.77
Outstanding, at September 30, 2019	1,555	74.74	4.1	1.7
Vested/expected to vest, at September 30, 2019	1,543	74.67	4.1	1.7
Exercisable, at September 30, 2019	1,489	74.39	3.9	1.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Intrinsic value of stock options exercised	$0.1	$—	$0.1	$3.8
Tax benefit recognized from stock option exercises	—	0.1	—	0.7

Future compensation costs related to unvested options totaled $0.7 million at September 30, 2019 and will be recognized over the remaining vesting period of the grants, which averages 0.5 years.
Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of September 30, 2019, director restricted stock units that have been earned and deferred totaled approximately 92,000.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2019:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2018	685	$52.20	129	$53.75
Granted	360	63.36	24	66.79
Vested	(271)	59.69	(37)	39.01
Forfeited	(120)	54.66	—	—
Outstanding, at September 30, 2019	654	54.80	116	58.30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Fair value of vested restricted stock units	$0.4	$0.8	$19.1	$10.7
Tax benefit recognized from vested restricted stock units	0.1	0.2	3.5	2.3

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to restricted stock units are approximately $23.3 million as of September 30, 2019 and will be recognized on a weighted average basis over the next 2.0 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

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

The following table summarizes the performance unit activity during the nine months ended September 30, 2019:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2018	176	$71.49
Granted	390	61.88
Vested	(17)	98.28
Forfeited	(51)	87.13
Unvested, at September 30, 2019	498	61.45

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Fair value of vested performance units	$—	$—	$0.9	$1.0
Tax benefit recognized from performance units vested	—	—	0.2	0.1

Future compensation costs related to the performance units are estimated to be approximately $19.6 million as of September 30, 2019 and are expected to be recognized over the next 2.3 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2017	$(57.2)	$(4.3)	$(61.5)
Other comprehensive loss	(13.0)	—	(13.0)
Reclassifications from accumulated other comprehensive loss (2)	—	0.4	0.4
Reclassifications from accumulated other comprehensive loss - Adoption of ASU 2018-02	—	(1.1)	(1.1)
Other comprehensive loss	(13.0)	(0.7)	(13.7)
Balance at September 30, 2018	$(70.2)	$(5.0)	$(75.2)

Balance at December 31, 2018	$(91.7)	$(5.4)	$(97.1)
Other comprehensive income	8.5	—	8.5
Reclassifications from accumulated other comprehensive income (2)	—	0.4	0.4
Other comprehensive income	8.5	0.4	8.9
Balance at September 30, 2019	$(83.2)	$(5.0)	$(88.2)

(1)
The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and nine months ended September 30, 2019 and 2018.

(2)	Refer to Note 15 for additional information regarding these reclassifications.

15. EMPLOYEE RETIREMENT AND POSTRETIREMENT BENEFITS

Pension, Profit Sharing, and Postretirement Benefits — Certain employees and retirees participate in pension and other postretirement benefit plans. Employee benefit plan obligations and expenses included in the Condensed Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions. The information below includes the activities of the Company's continuing and discontinued operations.

Components of net periodic pension cost (benefit) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Service cost	$0.4	$0.6	$1.3	$1.8
Interest cost	3.2	3.0	9.7	8.9
Expected return on plan assets	(3.6)	(4.1)	(10.8)	(12.2)
Amortization of unrecognized prior service cost	—	0.1	0.1	0.2
Amortization of unrecognized net loss	0.1	0.1	0.3	0.4
Net periodic pension cost (benefit)	$0.1	$(0.3)	$0.6	$(0.9)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Interest cost	$0.3	$0.3	$0.9	$0.9
Net periodic postretirement cost	$0.3	$0.3	$0.9	$0.9

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

In the second quarter of 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund. Absent agreement with the Fund on a withdrawal payment, the Company estimated a withdrawal liability of $4.1 million. The Company anticipates finalizing the withdrawal liability by December 31, 2019, and the ultimate withdrawal liability may change from the currently estimated amount.

16. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three and nine months ended September 30, 2019 and 2018, which consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Restructuring (1)	$23.7	$35.3	$84.4	$108.2
Loss on divestiture (2)	—	(14.3)	—	(14.3)
Other	(0.2)	0.4	(0.2)	0.7
Total other operating expense, net	$23.5	$21.4	$84.2	$94.6

(1)	Refer to Note 3 for more information.

(2)
On July 16, 2018, the Company completed the divestiture of its McCann's business. The McCann's business produced steel cut Irish oatmeal and was previously reported within the Meal Solutions segment. This divestiture did not meet the criteria to be presented as a discontinued operation.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. COMMITMENTS AND CONTINGENCIES

Litigation, Investigations, and Audits - On November 16, 2016, a purported TreeHouse shareholder filed a class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. The complaint, amended on March 24, 2017, is purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016. It asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, et al., Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers.  This complaint is also purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. On February 8, 2019, another purported TreeHouse shareholder filed an action captioned Bartelt v. Reed, et al., Case No. 1:19-cv-00835, in the United States District Court for the Northern District of Illinois. This complaint is purportedly brought derivatively on behalf of TreeHouse and asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste, in addition to asserting violations of Section 14 of the Securities Exchange Act of 1934. Finally, on June 3, 2019, another purported TreeHouse shareholder filed an action captioned City of Ann Arbor Employees’ Retirement System v. Reed, et al., Case No. 2019-CH-06753, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. Like Wells, Lavin, and Bartelt, this complaint is purportedly brought derivatively on behalf of TreeHouse and asserts claims for contribution and indemnification, breach of fiduciary duty, and aiding and abetting breaches of fiduciary duty.

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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, which set forth a proposed discovery and briefing schedule for the Court’s consideration.  On July 13, 2018, lead plaintiff filed a motion to certify the class, and defendants filed their response in opposition to the motion to certify the class on October 8, 2018. On November 12, 2018, the parties filed an agreed motion to stay proceedings to allow them to explore mediation. The motion was granted on November 19. The parties thereafter engaged in mediation but failed to resolve the dispute. On March 29, 2019, the parties resumed litigation by filing an agreed motion for extension of time, which was granted on April 9. Under that schedule, lead plaintiff filed its reply class certification brief on May 17, 2019. No hearing on class certification has been set and the motion for class certification remains pending. Defendants’ document production is near completion, but the parties intend to file an agreed motion to extend all case deadlines 60 days. Assuming this motion is granted, it would move the deadline for document discovery motions to December 17, 2019; would push completion of fact depositions to March 10, 2020; and would require service of expert reports by April 28, 2020. Summary judgment briefing would occur November 2020 through January 2021.

Due to the similarity of the complaints, the parties in Wells and Lavin entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties.  On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018.  The Wells and Lavin

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively. On June 25, 2019, the parties jointly moved to consolidate the Bartelt matter with Lavin, so that it would be subject to the Lavin deferral order. This motion was granted on June 27, 2019, and Bartelt is now consolidated with Lavin and deferred. There is no set status date in Lavin at this time. Similarly, Ann Arbor was consolidated with Wells on August 13, 2019, and is now deferred. In Wells, the next status conference is set for March 6, 2020.

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

In 2011, the Company’s Sturm Foods, Inc. business was sued in an action captioned Suchanek et al v. Sturm Foods, Inc. and TreeHouse, Inc., and the suit was followed by several class action proceedings in eight states which were consolidated into one case pending in federal court in East St. Louis, Illinois. The suit’s primary allegation relates to certain purported label misrepresentations as to the nature of its Grove Square coffee products. Without admitting liability or fault, the Company is pursuing court approval of a settlement for all related parties and matters for an amount not to exceed $25.0 million. As a result of these developments, the Company has recognized a $25.0 million accrual as of September 30, 2019, which represents the best estimate of liability. The proposed settlement will likely be finalized by the court in 2019.

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

As of September 30, 2019, the Company had entered into $1.8 billion of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $1.8 billion in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 1.54% through 2019; 2.68% from 2019 through 2020; and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recognized in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk - Due to the Company’s foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recognized in the Condensed Consolidated Statements of Operations. As of September 30, 2019, the Company had $15.9 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2019 and 2020.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts are used to manage the price risk associated with raw material costs. As of September 30, 2019, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2019 and 2020; 3.9 million gallons of diesel, expiring throughout 2019; 2.8 million dekatherms of natural gas, expiring throughout 2019 and 2020; 0.6 million bushels of corn, expiring throughout 2019; and 6.2 million pounds of resin, expiring throughout 2019.

 The following table identifies the fair value of each derivative instrument:

	Fair Value
	September 30, 2019	December 31, 2018
Asset Derivatives	(In millions)
Commodity contracts	$0.1	$0.6
Foreign currency contracts	0.2	1.5
Interest rate swap agreements	2.5	10.1
	$2.8	$12.2
Liability Derivatives
Commodity contracts	$2.5	$1.8
Foreign currency contracts	—	—
Interest rate swap agreements	62.4	19.0
	$64.9	$20.8

As of September 30, 2019 and December 31, 2018, asset derivatives are included within Other assets, net and liability derivatives are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of (Loss) Gain	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in Net Loss	2019	2018	2019	2018
		(In millions)		(In millions)
Mark-to-market unrealized (loss) gain
Commodity contracts	Other expense (income), net	$(0.2)	$(0.5)	$(1.2)	$(0.3)
Foreign currency contracts	Other expense (income), net	0.5	(1.4)	(1.4)	0.5
Interest rate swap agreements	Other expense (income), net	(12.7)	5.7	(51.0)	5.6
Total unrealized (loss) gain		(12.4)	3.8	(53.6)	5.8
Realized gain
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	(1.2)	1.2	0.1	4.1
Foreign currency contracts	Cost of sales	(0.1)	0.4	0.5	1.4
Interest rate swap agreements	Interest expense	1.5	1.5	5.9	3.4
Total realized gain		0.2	3.1	6.5	8.9
Total (loss) gain		$(12.2)	$6.9	$(47.1)	$14.7

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

During the third quarter of 2019, the Company completed the sale of its Snacks segment and began discontinued operations presentation for both its Snacks segment and RTE Cereal business. Values presented below are on a continuing operations basis, with prior period information recast to reflect the change. Refer to Note 7 for additional information regarding discontinued operations.

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

On a continuing operations basis, our segments are as follows:

Baked Goods – Our Baked Goods segment sells candy; cookies; crackers; in-store bakery products; pita chips; pretzels; refrigerated dough; retail griddle waffles, pancakes, and French toast; and bars.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the performance of its segments based on net sales dollars and direct operating income. Direct operating income is defined as gross profit less freight out, sales commissions, and direct selling, general, and administrative expenses. The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling, general, and administrative expenses, unallocated costs of sales, and unallocated corporate expenses (amortization expense, other operating expense, and asset impairment). The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
Financial information relating to the Company’s reportable segments on a continuing operations basis, revised to reflect the new segment structure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Net sales to external customers:
Baked Goods	$351.8	$377.1	$1,058.7	$1,126.2
Beverages	234.4	236.3	684.4	721.8
Meal Solutions	471.1	504.5	1,406.3	1,546.3
Total	$1,057.3	$1,117.9	$3,149.4	$3,394.3
Direct operating income:
Baked Goods	$30.7	$32.1	$107.5	$89.9
Beverages	38.3	44.1	122.8	129.3
Meal Solutions	60.4	70.3	163.2	185.9
Total	129.4	146.5	393.5	405.1
Unallocated selling, general, and administrative expenses	(52.5)	(58.8)	(199.1)	(210.1)
Unallocated cost of sales (1)	(3.3)	(7.5)	(13.8)	(9.8)
Unallocated corporate expense and other (1)	(129.2)	(41.2)	(228.6)	(154.8)
Operating (loss) income	$(55.6)	$39.0	$(48.0)	$30.4

(1)	Includes charges related to restructuring programs and other costs managed at corporate.

Disaggregation of Revenue

Segment revenue disaggregated by product category groups, revised to reflect the new segment structure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)		(In millions)
Retail bakery	$142.4	$161.6	$441.4	$488.5
Baked products	209.4	215.5	617.3	637.7
Total Baked Goods	351.8	377.1	1,058.7	1,126.2
Beverages	170.1	166.8	482.4	503.5
Beverage enhancers	64.3	69.5	202.0	218.3
Total Beverages	234.4	236.3	684.4	721.8
Dressings and sauces	233.1	240.0	696.7	735.0
Pickles	69.9	77.1	206.8	233.4
Pasta and dry dinners	111.5	129.6	330.4	400.6
Cereals and other meals	56.6	57.8	172.4	177.3
Total Meal Solutions	471.1	504.5	1,406.3	1,546.3
Total net sales	$1,057.3	$1,117.9	$3,149.4	$3,394.3

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

The 2022 Notes and 2024 Notes are fully and unconditionally, as well as jointly and severally, guaranteed by our directly and indirectly owned domestic subsidiaries, which are collectively known as the “Guarantor Subsidiaries”. Bay Valley Foods, LLC, which is a 100% owned direct subsidiary, maintains 100% direct and indirect ownership of the following Guarantor Subsidiaries: Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Cains Foods, Inc.; Cains Foods L.P.; Cains GP, LLC; Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Company.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future. As of August 1, 2019, Nutcracker Brands, Inc. and Flagstone Foods, Inc. are no longer Guarantor Subsidiaries due to the Snacks business divestiture. Prior periods presented in this Note have not been recast to adjust for the loss of guarantor status of Nutcracker Brands, Inc. and Flagstone Foods, Inc. in order to portray the operational history of the guarantors.

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet
September 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15.9	$—	$29.2	$—	$45.1
Accounts receivable, net	1.2	262.2	41.8	—	305.2
Inventories	—	602.3	100.5	—	702.8
Prepaid expenses and other current assets	111.4	56.7	22.9	(109.0)	82.0
Assets from discontinued operations	—	133.9	—	—	133.9
Total current assets	128.5	1,055.1	194.4	(109.0)	1,269.0
Property, plant, and equipment, net	41.4	894.4	144.4	—	1,080.2
Operating lease right-of-use assets	37.0	119.2	27.1	—	183.3
Goodwill	—	1,993.2	118.1	—	2,111.3
Investment in subsidiaries	5,081.5	482.6	—	(5,564.1)	—
Deferred income taxes	35.5	—	—	(35.5)	—
Intangible and other assets, net	91.6	467.1	58.7	—	617.4
Total assets	$5,415.5	$5,011.6	$542.7	$(5,708.6)	$5,261.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19.3	$457.4	$52.9	$—	$529.6
Accrued expenses	128.0	250.8	25.5	(109.0)	295.3
Current portion of long-term debt	11.2	0.5	—	—	11.7
Liabilities from discontinued operations	—	14.8	—	—	14.8
Total current liabilities	158.5	723.5	78.4	(109.0)	851.4
Long-term debt	2,157.3	0.6	0.1	—	2,158.0
Operating lease liabilities	42.8	101.3	22.1	—	166.2
Deferred income taxes	—	150.8	14.8	(35.5)	130.1
Other long-term liabilities	10.0	134.8	4.7	—	149.5
Intercompany accounts (receivable) payable, net	1,240.9	(1,180.9)	(60.0)	—	—
Stockholders’ equity	1,806.0	5,081.5	482.6	(5,564.1)	1,806.0
Total liabilities and stockholders’ equity	$5,415.5	$5,011.6	$542.7	$(5,708.6)	$5,261.2

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Balance Sheet
December 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$77.9	$—	$86.4	$—	$164.3
Accounts receivable, net	1.0	314.1	36.2	—	351.3
Inventories	—	522.6	93.0	—	615.6
Prepaid expenses and other current assets	80.9	59.6	16.8	(96.3)	61.0
Assets of discontinued operations	—	485.8	—	—	485.8
Total current assets	159.8	1,382.1	232.4	(96.3)	1,678.0
Property, plant, and equipment, net	42.8	955.7	143.8	—	1,142.3
Goodwill	—	1,993.2	114.7	—	2,107.9
Investment in subsidiaries	5,170.5	559.3	—	(5,729.8)	—
Deferred income taxes	34.2	—	—	(34.2)	—
Intangible and other assets, net	86.6	531.7	82.8	—	701.1
Total assets	$5,493.9	$5,422.0	$573.7	$(5,860.3)	$5,629.3
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23.9	$508.3	$45.7	$—	$577.9
Accrued expenses	71.8	258.0	19.0	(96.3)	252.5
Current portion of long-term debt	0.6	0.5	0.1	—	1.2
Liabilities of discontinued operations	—	6.0	—	—	6.0
Total current liabilities	96.3	772.8	64.8	(96.3)	837.6
Long-term debt	2,296.2	0.6	0.6	—	2,297.4
Deferred income taxes	—	183.8	16.5	(34.2)	166.1
Other long-term liabilities	17.7	145.4	5.1	—	168.2
Intercompany accounts (receivable) payable, net	923.7	(851.1)	(72.6)	—	—
Stockholders’ equity	2,160.0	5,170.5	559.3	(5,729.8)	2,160.0
Total liabilities and stockholders’ equity	$5,493.9	$5,422.0	$573.7	$(5,860.3)	$5,629.3

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations
Three Months Ended September 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,010.5	$137.8	$(91.0)	$1,057.3
Cost of sales	—	835.9	126.1	(91.0)	871.0
Gross profit	—	174.6	11.7	—	186.3
Selling, general, and administrative expense	29.6	76.0	7.1	—	112.7
Amortization expense	2.4	13.1	2.2	—	17.7
Asset impairment	(0.1)	88.1	—	—	88.0
Other operating expense, net	18.2	17.6	(12.3)	—	23.5
Operating income (loss)	(50.1)	(20.2)	14.7	—	(55.6)
Interest expense	27.1	—	1.3	(1.1)	27.3
(Gain) loss on foreign currency exchange	—	0.3	0.1	—	0.4
Other expense (income), net	12.7	1.9	(1.6)	1.1	14.1
(Loss) income before income taxes	(89.9)	(22.4)	14.9	—	(97.4)
Income tax (benefit) expense	(22.6)	(13.3)	(0.5)	—	(36.4)
Equity in net income (loss) of subsidiaries	(103.9)	15.6	—	88.3	—
Net (loss) income from continuing operations	(171.2)	6.5	15.4	88.3	(61.0)
Net loss from discontinued operations	(6.6)	(110.4)	0.2	—	(116.8)
Net (loss) income	$(177.8)	$(103.9)	$15.6	$88.3	$(177.8)

Condensed Supplemental Consolidating Statement of Operations
Three Months Ended September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,146.2	$148.8	$(177.1)	$1,117.9
Cost of sales	—	951.7	129.3	(177.1)	903.9
Gross profit	—	194.5	19.5	—	214.0
Selling, general, and administrative expense	31.6	93.4	8.8	—	133.8
Amortization expense	3.0	14.5	2.3	—	19.8
Other operating expense, net	26.2	(5.3)	0.5	—	21.4
Operating income (loss)	(60.8)	91.9	7.9	—	39.0
Interest expense	26.6	—	1.3	(1.8)	26.1
(Gain) loss on foreign currency exchange	—	(1.4)	2.0	—	0.6
Other expense (income), net	(4.5)	0.4	(0.6)	1.8	(2.9)
(Loss) income before income taxes	(82.9)	92.9	5.2	—	15.2
Income tax (benefit) expense	(16.9)	19.4	0.5	—	3.0
Equity in net income (loss) of subsidiaries	72.9	6.3	—	(79.2)	—
Net (loss) income from continuing operations	6.9	79.8	4.7	(79.2)	12.2
Net loss from discontinued operations	(4.3)	(6.9)	1.6	—	(9.6)
Net (loss) income	$2.6	$72.9	$6.3	$(79.2)	$2.6

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Operations
Nine Months Ended September 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,028.2	$407.5	$(286.3)	$3,149.4
Cost of sales	0.1	2,479.9	384.0	(286.3)	2,577.7
Gross profit	(0.1)	548.3	23.5	—	571.7
Selling, general, and administrative expense	124.3	243.5	23.3	—	391.1
Amortization expense	7.8	42.0	6.6	—	56.4
Asset impairment	(0.1)	88.1	—	—	88.0
Other operating expense, net	65.1	30.5	(11.4)	—	84.2
Operating income (loss)	(197.2)	144.2	5.0	—	(48.0)
Interest expense	79.9	—	3.1	(4.5)	78.5
Loss (gain) on foreign currency exchange	—	(1.3)	—	—	(1.3)
Other expense (income), net	47.8	2.0	(3.8)	4.5	50.5
(Loss) income before income taxes	(324.9)	143.5	5.7	—	(175.7)
Income tax (benefit) expense	(61.6)	13.2	(1.7)	—	(50.1)
Equity in net income (loss) of subsidiaries	(98.1)	10.8	—	87.3	—
Net (loss) income from continuing operations	(361.4)	141.1	7.4	87.3	(125.6)
Net loss from discontinued operations	(15.1)	(239.2)	3.4	—	(250.9)
Net (loss) income	$(376.5)	$(98.1)	$10.8	$87.3	$(376.5)

Condensed Supplemental Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$3,471.2	$447.3	$(524.2)	$3,394.3
Cost of sales	—	2,881.5	396.3	(524.2)	2,753.6
Gross profit	—	589.7	51.0	—	640.7
Selling, general, and administrative expense	110.2	316.4	28.9	—	455.5
Amortization expense	8.7	44.6	6.9	—	60.2
Other operating expense, net	81.6	9.7	3.3	—	94.6
Operating income (loss)	(200.5)	219.0	11.9	—	30.4
Interest expense	83.8	—	2.7	(4.0)	82.5
Loss (gain) on foreign currency exchange	(0.4)	2.5	2.9	—	5.0
Other expense (income), net	(3.6)	1.0	(3.8)	4.0	(2.4)
(Loss) income before income taxes	(280.3)	215.5	10.1	—	(54.7)
Income tax (benefit) expense	(59.3)	45.1	1.3	—	(12.9)
Equity in net income (loss) of subsidiaries	178.2	15.1	—	(193.3)	—
Net (loss) income from continuing operations	(42.8)	185.5	8.8	(193.3)	(41.8)
Net loss from discontinued operations	(7.7)	(7.3)	6.3	—	(8.7)
Net (loss) income	$(50.5)	$178.2	$15.1	$(193.3)	$(50.5)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(177.8)	$(103.9)	$15.6	$88.3	$(177.8)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(5.5)	—	(5.5)
Pension and postretirement reclassification adjustment, net of tax	—	0.1	—	—	0.1
Other comprehensive (loss) income	—	0.1	(5.5)	—	(5.4)
Equity in other comprehensive (loss) income of subsidiaries	(5.4)	(5.5)	—	10.9	—
Comprehensive (loss) income	$(183.2)	$(109.3)	$10.1	$99.2	$(183.2)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$2.6	$72.9	$6.3	$(79.2)	$2.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	6.5	—	6.5
Pension and postretirement reclassification adjustment, net of tax	—	0.1	—	—	0.1
Other comprehensive (loss) income	—	0.1	6.5	—	6.6
Equity in other comprehensive income (loss) of subsidiaries	6.6	6.5	—	(13.1)	—
Comprehensive (loss) income	$9.2	$79.5	$12.8	$(92.3)	$9.2

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(376.5)	$(98.1)	$10.8	$87.3	$(376.5)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	8.5	—	8.5
Pension and postretirement reclassification adjustment, net of tax	—	0.4	—	—	0.4
Other comprehensive (loss) income	—	0.4	8.5	—	8.9
Equity in other comprehensive (loss) income of subsidiaries	8.9	8.5	—	(17.4)	—
Comprehensive (loss) income	$(367.6)	$(89.2)	$19.3	$69.9	$(367.6)

 Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(50.5)	$178.2	$15.1	$(193.3)	$(50.5)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(13.0)	—	(13.0)
Pension and postretirement reclassification adjustment, net of tax	—	0.4	—	—	0.4
Adoption of ASU 2018-02 reclassification to retained earnings	—	(1.1)	—	—	(1.1)
Other comprehensive (loss) income	—	(0.7)	(13.0)	—	(13.7)
Equity in other comprehensive income (loss) of subsidiaries	(13.7)	(13.0)	—	26.7	—
Comprehensive (loss) income	$(64.2)	$164.5	$2.1	$(166.6)	$(64.2)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities - continuing operations	$(339.9)	$(106.2)	$364.6	$87.3	$5.8
Net cash provided by (used in) operating activities - discontinued operations	(15.1)	51.6	3.4	—	39.9
Net cash provided by (used in) operating activities	(355.0)	(54.6)	368.0	87.3	45.7
Cash flows from investing activities:
Additions to property, plant, and equipment	—	(75.3)	(10.2)	—	(85.5)
Additions to intangible assets	(19.2)	(0.1)	—	—	(19.3)
Intercompany transfer	(127.6)	35.6	(637.4)	729.4	—
Other	(4.7)	(30.8)	40.5	—	5.0
Net cash provided by (used in) investing activities - continuing operations	(151.5)	(70.6)	(607.1)	729.4	(99.8)
Net cash provided by (used in) investing activities - discontinued operations	—	71.7	—	—	71.7
Net cash provided by (used in) investing activities	(151.5)	1.1	(607.1)	729.4	(28.1)
Cash flows from financing activities:
Net (repayment) borrowing of debt	(133.7)	(0.1)	(2.7)	—	(136.5)
Intercompany transfer	578.6	53.3	184.8	(816.7)	—
Receipts related to stock-based award activities	0.7	—	—	—	0.7
Payments related to stock-based award activities	(5.5)	—	—	—	(5.5)
Net cash provided by (used in) financing activities - continuing operations	440.1	53.2	182.1	(816.7)	(141.3)
Net cash provided by (used in) financing activities - discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	440.1	53.2	182.1	(816.7)	(141.3)
Effect of exchange rate changes on cash and cash equivalents	4.4	0.3	(0.2)	—	4.5
Decrease in cash and cash equivalents	(62.0)	—	(57.2)	—	(119.2)
Cash and cash equivalents, beginning of period	77.9	—	86.4	—	164.3
Cash and cash equivalents, end of period	$15.9	$—	$29.2	$—	$45.1

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities - continuing operations	$97.0	$352.7	$45.2	$(194.2)	$300.7
Net cash provided by (used in) operating activities - discontinued operations	(7.7)	(28.8)	6.3	—	(30.2)
Net cash provided by (used in) operating activities	89.3	323.9	51.5	(194.2)	270.5
Cash flows from investing activities:
Additions to property, plant, and equipment	(2.2)	(84.6)	(15.3)	—	(102.1)
Additions to intangible assets	(15.8)	(0.6)	—	—	(16.4)
Intercompany transfer	(25.8)	(162.2)	(16.2)	204.2	—
Other	—	35.2	(1.1)	—	34.1
Net cash provided by (used in) investing activities - continuing operations	(43.8)	(212.2)	(32.6)	204.2	(84.4)
Net cash provided by (used in) investing activities - discontinued operations	—	(14.3)	—	—	(14.3)
Net cash provided by (used in) investing activities	(43.8)	(226.5)	(32.6)	204.2	(98.7)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(208.5)	(1.5)	—	—	(210.0)
Intercompany transfer	120.8	(95.1)	(15.7)	(10.0)	—
Repurchases of common stock	(42.2)	—	—	—	(42.2)
Receipts related to stock-based award activities	4.7	—	—	—	4.7
Payments related to stock-based award activities	(3.3)	—	—	—	(3.3)
Net cash provided by (used in) financing activities - continuing operations	(128.5)	(96.6)	(15.7)	(10.0)	(250.8)
Net cash provided by (used in) financing activities - discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	(128.5)	(96.6)	(15.7)	(10.0)	(250.8)
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)	—	—	(1.0)
Increase (decrease) in cash and cash equivalents	(83.0)	(0.2)	3.2	—	(80.0)
Cash and cash equivalents, beginning of period	83.2	0.2	49.4	—	132.8
Cash and cash equivalents, end of period	$0.2	$—	$52.6	$—	$52.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
TreeHouse Foods, Inc. is a manufacturer of packaged foods and beverages with manufacturing facilities across the United States, Canada, and Italy that focuses primarily on private label products for both retail grocery and food away from home customers. We manufacture shelf stable, refrigerated, frozen, and fresh products within our three segments (Baked Goods, Beverages, and Meal Solutions). We have a comprehensive offering of packaging formats and flavor profiles, and we also offer natural, organic, and preservative free ingredients in many categories.
Our reportable segments, and the principal products that comprise each segment, are as follows:

Baked Goods

Beverages

Meal Solutions

- Aseptic cheese and pudding
- Baking and mix powders
- Hot cereals
- Jams, preserves, and jellies
- Macaroni and cheese
- Mayonnaise
- Mexican, barbeque, and other sauces
- Pasta
- Pickles and related products
- Powdered soups and gravies
- Refrigerated and shelf stable dressings and sauces
- Skillet dinners
- Table and flavored syrups

Net sales are distributed across segments in the following manner:

We believe we are the largest manufacturer of private label refrigerated dough, crackers, pickles, salsa, non-dairy powdered creamer, bouillon, powdered drink mixes, and dry pasta in the United States, the largest manufacturer of private label pretzels, retail griddle items, retail salad dressings, macaroni and cheese dinners, and instant hot cereals in both the United States and Canada, and the largest manufacturer of private label jams, and pasta sauces in Canada, based on volume. We also believe we are one of the largest manufacturers of private label in-store bakery products, cookies, pitas, snack bars, table syrup, flavored syrup, barbeque sauce, preserves, and jellies in the United States, based on volume.

The following discussion and analysis presents the factors that had a material effect on our results of continuing operations for the three and nine month periods ended September 30, 2019 and 2018. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements on page 57 for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Discontinued Operations

On May 1, 2019, the Company entered into a definitive agreement to sell its Ready-to-eat ("RTE") Cereal business, a component of the Baked Goods reporting segment, to Post Holdings, Inc. ("Post"). On August 1, 2019, the Company completed the sale of its Snacks business to Atlas Holdings, LLC. ("Atlas") for $90 million in cash, subject to customary purchase price adjustments. Both of these transactions are part of the Company's strategy to pursue portfolio optimization. Beginning in the third quarter of 2019, the Snacks business (through the date of sale) and RTE Cereal business are presented as discontinued operations, and, as such, have been excluded from continuing operations and segment results for all periods presented. Refer to Note 7 to our Condensed Consolidated Financial Statements for additional information.

Impairments

We evaluate property, plant, and equipment and finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. Indicators of impairment include deteriorations in operating cash flows, the anticipated sale or disposal of an asset group and other significant changes in business conditions.

During the third quarter of 2019, our assessment indicated an impairment in our Cookies and Dry Dinner asset groups driven by the historical and forecasted performance of these businesses. As a result, we recognized a total of $88.0 million of long-lived asset impairment losses. The impairment charges are included in Asset impairment in the Condensed Consolidated Statements of Operations. Refer to Note 8 to our Condensed Consolidated Financial Statements for additional information.

Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets were based on expected future cash flows using Level 3 inputs under ASC 820. We can provide no assurance regarding the prospect of additional impairment charges in future periods.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,057.3	100.0%	$1,117.9	100.0%	$3,149.4	100.0%	$3,394.3	100.0%
Cost of sales	871.0	82.4	903.9	80.9	2,577.7	81.8	2,753.6	81.1
Gross profit	186.3	17.6	214.0	19.1	571.7	18.2	640.7	18.9
Operating expenses:
Selling and distribution	61.2	5.8	73.4	6.6	191.2	6.1	246.8	7.3
General and administrative	51.5	4.9	60.4	5.4	199.9	6.3	208.7	6.1
Amortization expense	17.7	1.7	19.8	1.8	56.4	1.8	60.2	1.8
Asset impairment	88.0	8.3	—	—	88.0	2.8	—	—
Other operating expense, net	23.5	2.2	21.4	1.9	84.2	2.7	94.6	2.8
Total operating expenses	241.9	22.9	175.0	15.7	619.7	19.7	610.3	18.0
Operating (loss) income	(55.6)	(5.3)	39.0	3.4	(48.0)	(1.5)	30.4	0.9
Other expense:
Interest expense	27.3	2.6	26.1	2.3	78.5	2.5	82.5	2.4
Loss (gain) on foreign currency exchange	0.4	—	0.6	0.1	(1.3)	—	5.0	0.1
Other expense (income), net	14.1	1.3	(2.9)	(0.3)	50.5	1.6	(2.4)	(0.1)
Total other expense	41.8	3.9	23.8	2.1	127.7	4.1	85.1	2.4
(Loss) income before income taxes	(97.4)	(9.2)	15.2	1.3	(175.7)	(5.6)	(54.7)	(1.5)
Income tax (benefit) expense	(36.4)	(3.4)	3.0	0.3	(50.1)	(1.6)	(12.9)	(0.4)
Net (loss) income from continuing operations	(61.0)	(5.8)	12.2	1.0	(125.6)	(4.0)	(41.8)	(1.1)
Net loss from discontinued operations	(116.8)	(11.0)	(9.6)	(0.9)	(250.9)	(8.0)	(8.7)	(0.3)
Net (loss) income	$(177.8)	(16.8)%	$2.6	0.1%	$(376.5)	(12.0)%	$(50.5)	(1.4)%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Continuing Operations

Net Sales — Third quarter net sales decreased by $60.6 million, or 5.4%, in 2019 compared to 2018. The change in net sales from the third quarter of 2018 to the third quarter of 2019 was due to the following:

	Dollars	Percent	Percentage Change in Pounds
	(In millions)
2018 Net sales	$1,117.9
Volume/mix excluding SKU rationalization	(52.2)	(4.7)%	(4.7)%
Pricing	2.8	0.3	—
2019 Organic Net Sales	$1,068.5	(4.4)%	(4.7)%
SKU rationalization	(10.3)	(0.9)	(1.0)
Foreign currency	(0.9)	(0.1)	—
2019 Net sales	$1,057.3	(5.4)%	(5.7)%

Organic net sales decreased 4.4% in the third quarter of 2019 driven by:

•
Volume/mix was unfavorable 4.7% year-over-year due to declines in the Meal Solutions and Baked Goods segments primarily due to distribution lost as a result of pricing actions taken in 2018. Shipped volume in pounds excluding the impact of SKU rationalization declined 4.7%.

•
Pricing was favorable 0.3% during the third quarter of 2019 compared to 2018 driven by pricing actions executed in early 2019 to cover commodity, freight, and packaging inflation, partially offset by competitive pressure in the Single serve beverage category.

Our efforts to simplify and rationalize low margin SKUs from our product portfolio contributed 0.9% to the overall year-over-year decline in net sales, primarily within our Baked Goods segment. Unfavorable foreign currency exchange contributed 0.1% to the year-over-year decline in net sales.

Gross Profit — Gross profit as a percentage of net sales was 17.6% in the third quarter of 2019, compared to 19.1% in the third quarter of 2018, a decrease of 1.5 percentage points. The decrease is primarily due to the reduction in volumes in the second half of the year, where associated headcount adjustments resulted in plant inefficiencies, higher material usage variances, and increased distressed inventory. We also had higher expenses associated with a change in regulatory requirements. These increases were partially offset by lower restructuring program expenses.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 22.9% in the third quarter of 2019 compared to 15.7% in the third quarter of 2018, an increase of 7.2 percentage points. The increase is primarily attributable to non-cash impairment charges of $88.0 million for finite lived intangible asset impairment losses and property, plant, and equipment impairment losses in the Cookies and Dry Dinners asset groups, and a 2018 one-time gain on the divestiture of the McCann's business of $14.3 million. These increases were partially offset by lower costs associated with both TreeHouse 2020 and Structure to Win cost savings measures and restructuring programs, and lower freight costs due to a reduction in spot market usage.
Total Other Expense — Total other expense increased by $18.0 million to $41.8 million in the third quarter of 2019 compared to $23.8 million in the third quarter of 2018. The increase was primarily related to non-cash mark-to-market expense from hedging activities in 2019 compared to mark-to-market income in 2018, driven by interest rate swaps, and higher interest expense due to the non-cash write-off of debt issuance costs in association with the early payments on the Company's term loan in 2019. The increases were partially offset by a loss on debt extinguishment related to the repurchase of a portion of the 2022 and 2024 notes in the third quarter of 2018 that did not recur in 2019.

Income Taxes — Income tax benefit was recognized at an effective rate of 37.4% in the third quarter of 2019 compared to 19.7% in the third quarter of 2018. The change in the Company’s effective tax rate for the three months ended September 30, 2019 compared to 2018 is primarily the result of a one-time tax benefit associated with repatriating to the U.S. customer based intangibles formally held by our Canadian subsidiaries, a change in the amount of valuation allowance recorded against certain deferred tax assets, and a change in the amount of executive compensation that is non-deductible for tax purposes.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net loss from discontinued operations increased $107.2 million in the third quarter of 2019 compared to the third quarter of 2018. The increase is primarily the result of the non-cash pre-tax loss on the divestiture of the Snacks business of $97.5 million and the re-measurement of the expected disposal loss on the RTE Cereal business recognized as an impairment charge of $10.7 million during the three months ended September 30, 2019.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 — Results by Segment

	Three Months Ended September 30, 2019
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$351.8	100.0%	$234.4	100.0%	$471.1	100.0%
Cost of sales	297.7	84.6	184.8	78.8	385.2	81.8
Gross profit	54.1	15.4	49.6	21.2	85.9	18.2
Freight out and commissions	17.7	5.0	7.9	3.4	17.5	3.7
Direct selling, general, and administrative	5.7	1.7	3.4	1.5	8.0	1.7
Direct operating income	$30.7	8.7%	$38.3	16.3%	$60.4	12.8%

	Three Months Ended September 30, 2018
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$377.1	100.0%	$236.3	100.0%	$504.5	100.0%
Cost of sales	314.6	83.4	180.4	76.3	401.4	79.6
Gross profit	62.5	16.6	55.9	23.7	103.1	20.4
Freight out and commissions	23.8	6.3	7.9	3.3	21.1	4.2
Direct selling, general, and administrative	6.6	1.8	3.9	1.7	11.7	2.3
Direct operating income	$32.1	8.5%	$44.1	18.7%	$70.3	13.9%

The change in net sales from the third quarter of 2018 to the third quarter of 2019 was due to the following:

	Three Months Ended September 30,
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2018 Net sales	$377.1		$236.3		$504.5
SKU rationalization	(9.2)	(2.4)%	(0.4)	(0.2)%	(0.7)	(0.1)%
Volume/mix excluding SKU rationalization	(21.7)	(5.7)	4.0	1.7	(34.5)	(6.9)
Pricing	5.8	1.5	(5.5)	(2.3)	2.5	0.5
Foreign currency	(0.2)	(0.1)	—	—	(0.7)	(0.1)
2019 Net sales	$351.8	(6.7)%	$234.4	(0.8)%	$471.1	(6.6)%

Baked Goods

Net sales in the Baked Goods segment decreased $25.3 million, or 6.7%, in the third quarter of 2019 compared to the third quarter of 2018. The change in net sales was due to unfavorable volume/mix mostly from lost distribution predominately in the In-store bakery, Bars, and Griddle categories, the efforts to simplify and rationalize low margin SKUs, and unfavorable foreign currency. This was partially offset by pricing actions taken to recover commodity, freight, and packaging inflation and a reduction in trade spending primarily in the In-store bakery and Refrigerated dough categories which favorably impacted pricing.

Direct operating income as a percentage of net sales increased 0.2 percentage points in the third quarter of 2019 compared to the third quarter of 2018. This increase was primarily due to pricing actions taken to recover commodity, freight, and packaging inflation, and favorable mix due to the rationalization of low margin business. These improvements were partially offset by lower volumes.

Beverages

Net sales in the Beverages segment decreased $1.9 million, or 0.8%, in the third quarter of 2019 compared to the third quarter of 2018. The change in net sales was due to unfavorable pricing attributable to competitive pressure in the Single serve beverages category and the efforts to simplify and rationalize low margin SKUs, partially offset by an increase in volume/mix driven by category growth in Broth and distribution gains in Broth and Tea.

Direct operating income as a percentage of net sales decreased 2.4 percentage points in the third quarter of 2019 compared to the third quarter of 2018. The decrease primarily resulted from the continued impact of lower pricing in the Single serve beverages category. These declines were partially offset by lower commodity costs for resin, oils and ground coffee.

Meal Solutions

Net sales in the Meal Solutions segment decreased $33.4 million, or 6.6%, in the third quarter of 2019 compared to the third quarter of 2018. The change in net sales was due to unfavorable volume/mix from lost distribution primarily in the Pasta and Pickles categories, foreign currency, and the efforts to simplify and rationalize low margin SKUs. Higher pricing was a result of certain pricing actions taken to recover commodity, freight, and packaging inflation, muted in part by lower durum prices that were passed through to customers.

Direct operating income as a percentage of net sales decreased 1.1 percentage points in the third quarter of 2019 compared to the third quarter of 2018. The decrease was primarily due to higher operating costs and the fixed cost impact of lower volumes partially offset by lower direct selling, general and administrative expenses driven by lower marketing expense and cost savings due to the TreeHouse 2020 and Structure to Win initiatives, and lower freight due to reduced spot market usage.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Continuing Operations

Net Sales — Net sales decreased by $244.9 million, or 7.2%, in the first nine months of 2019 compared to the first nine months of 2018. The change in net sales from 2018 to 2019 was due to the following:

	Dollars	Percent	Percentage Change in Pounds
	(In millions)
2018 Net sales	$3,394.3
Volume/mix excluding SKU rationalization	(209.0)	(6.2)%	(8.0)%
Pricing	25.6	0.8	—
2019 Organic Net Sales	$3,210.9	(5.4)%	(8.0)%
SKU rationalization	(52.2)	(1.6)	(1.6)
Divestiture	(4.5)	(0.1)	(0.1)
Foreign currency	(4.8)	(0.1)	—
2019 Net sales	$3,149.4	(7.2)%	(9.7)%

Organic net sales declined by 5.4% in the first nine months of 2019 driven by:

•
Volume/mix was unfavorable year-over-year across all segments with the largest decreases in the Meal Solutions and Baked Goods segments primarily due to distribution lost as a result of pricing actions taken in 2018. Shipped volume in pounds excluding the impact of SKU rationalization declined 8.0%.

•
Pricing was favorable 0.8% in the first nine months of 2019 compared to 2018 reflecting pricing actions to cover commodity, freight, and packaging inflation partially offset by lower pricing in the Single serve beverage category due to competitive pressure.

Our efforts to simplify and rationalize low margin SKUs from our product portfolio contributed 1.6% to the overall year-over-year decline in net sales, primarily in our Baked Goods segment. The divestiture of the McCann's business in July 2018 contributed 0.1% to the year-over-year decline in net sales. Unfavorable foreign currency exchange contributed 0.1% to the year-over-year decline in net sales.
Gross Profit — Gross profit as a percentage of net sales was 18.2% in the first nine months of 2019, compared to 18.9% in the first nine months of 2018, a decrease of 0.7 percentage points. The decrease is primarily due to the fixed cost impact of declining volumes, a charge related to a multiemployer pension plan withdrawal, and expenses associated with a change in regulatory requirements, partially offset by lower expenses associated with our restructuring programs.
Total Operating Expenses — Total operating expenses as a percentage of net sales were 19.7% in the first nine months of 2019 compared to 18.0% in the first nine months of 2018, an increase of 1.7 percentage points. The increase in 2019 is primarily a result of non-cash impairment charges of $88.0 million for finite lived intangible asset impairment losses and property, plant, and equipment impairment losses in the Cookies and Dry Dinners asset groups, a charge of $25.0 million to accrue for pending settlement of litigation, and a 2018 one-time gain on the divestiture of the McCann's business of $14.3 million. This was partially offset by lower freight costs due to lower spot market usage and lower costs associated with our restructuring programs.
Total Other Expense — Total other expense increased by $42.6 million to $127.7 million in the first nine months of 2019 compared to $85.1 million in the first nine months of 2018. The change was primarily related to an increase in non-cash mark-to-market expenses from hedging activities, driven by interest rate swaps. This increase was partially offset by favorable fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods, lower interest expense, a loss on debt extinguishment related to the repurchase of a portion of the 2022 and 2024 notes in 2018 that did not recur in 2019, gains on certain investments, and higher interest income. The decrease in interest expense reflects a lower debt level, partially offset by a higher interest rate reflecting the year-over-year increase in LIBOR.

Income Taxes — Income tax benefit was recognized at an effective rate of 28.5% for the nine months of 2019 compared to 23.6% for the nine months of 2018. The change in the Company’s effective tax rate for the nine months ended September 30, 2019 compared to 2018 is primarily the result of a one-time tax benefit associated with repatriating to the U.S. customer based intangibles formally held by our Canadian subsidiaries, a change in the valuation allowance recorded against certain deferred tax assets, and a change in the amount of executive compensation that is non-deductible for tax purposes.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net loss from discontinued operations increased $242.2 million in the first nine months of 2019 compared to the first nine months of 2018. The increased loss is primarily the result of a non-cash impairment charge of $66.5 million for long-lived asset impairment losses in the Snacks business recognized in the second quarter of 2019, the expected disposal loss of the RTE Cereal business recognized as an impairment charge of $74.6 million in the second and third quarters of 2019, and the non-cash pre-tax loss on the divestiture of the Snacks business of $97.5 million recognized in the third quarter of 2019. Lower sales volumes and the related fixed cost impact of lower volumes also contributed to the increase in the loss, partially offset by a higher income tax benefit in the first nine months of 2019 as compared to the same period in 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018 — Results by Segment

	Nine Months Ended September 30, 2019
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,058.7	100.0%	$684.4	100.0%	$1,406.3	100.0%
Cost of sales	872.7	82.4	527.5	77.1	1,163.6	82.7
Gross profit	186.0	17.6	156.9	22.9	242.7	17.3
Freight out and commissions	59.3	5.6	22.1	3.2	53.2	3.8
Direct selling, general, and administrative	19.2	1.8	12.0	1.8	26.3	1.9
Direct operating income	$107.5	10.2%	$122.8	17.9%	$163.2	11.6%

	Nine Months Ended September 30, 2018
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,126.2	100.0%	$721.8	100.0%	$1,546.3	100.0%
Cost of sales	933.5	82.9	552.8	76.6	1,257.5	81.3
Gross profit	192.7	17.1	169.0	23.4	288.8	18.7
Freight out and commissions	81.1	7.2	26.7	3.7	69.7	4.5
Direct selling, general, and administrative	21.7	1.9	13.0	1.8	33.2	2.2
Direct operating income	$89.9	8.0%	$129.3	17.9%	$185.9	12.0%

The change in net sales from the first nine months of 2018 to the first nine months of 2019 was due to the following:

	Nine Months Ended September 30,
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2018 Net sales	$1,126.2		$721.8		$1,546.3
SKU rationalization	(32.1)	(2.9)%	(5.1)	(0.7)%	(15.0)	(1.0)%
Volume/mix excluding SKU rationalization	(57.3)	(5.1)	(19.7)	(2.7)	(132.0)	(8.5)
Pricing	23.3	2.1	(12.6)	(1.8)	14.9	0.9
Divestiture	—	—	—	—	(4.5)	(0.3)
Foreign currency	(1.4)	(0.1)	—	—	(3.4)	(0.2)
2019 Net sales	$1,058.7	(6.0)%	$684.4	(5.2)%	$1,406.3	(9.1)%

Baked Goods

Net sales in the Baked Goods segment decreased $67.5 million, or 6.0%, in the first nine months of 2019 compared to the first nine months of 2018 due to unfavorable volume/mix from lost distribution predominately in the In-store bakery and Bars categories, the efforts to simplify and rationalize low margin SKUs, and unfavorable foreign currency, partially offset by pricing actions taken in response to commodity, freight, and packaging inflation and a reduction in trade spending primarily in the In-store bakery and Refrigerated dough categories which favorably impacted pricing.

Direct operating income as a percentage of net sales increased 2.2 percentage points in the first nine months of 2019 compared to the first nine months of 2018. The increase was primarily due to pricing actions taken in response to commodity, freight, and packaging based inflation, favorable mix due to the rationalization of low margin business, lower freight due to reduced spot market usage, particularly in the temperature controlled freight market, and lower direct selling, general and administrative expenses driven by the TreeHouse 2020 and Structure to Win initiatives. These improvements were partially offset by higher commodity costs for flour and packaging and the fixed cost impact of lower volumes.

Beverages

Net sales in the Beverages segment decreased $37.4 million, or 5.2%, in the first nine months of 2019 compared to the first nine months of 2018 primarily due to unfavorable volume/mix from lost distribution mostly in the Powdered creamers and Broth categories, unfavorable pricing primarily due to competitive pressure in the Single serve beverage category, and the efforts to simplify and rationalize low margin SKUs.

Direct operating income as a percentage of net sales was flat in the first nine months of 2019 compared to the first nine months of 2018. Lower freight due to reduced spot market usage and lower commodity costs (oils, resin and casein) were offset by unfavorable pricing attributable to the Single serve beverage category.

Meal Solutions

Net sales in the Meal Solutions segment decreased $140.0 million, or 9.1%, in the first nine months of 2019 compared to the first nine months of 2018 due to unfavorable volume/mix from lost distribution primarily in the Pasta and Pickles categories, the efforts to simplify and rationalize low margin SKUs, the divestiture of the McCann's business in July 2018, and foreign currency. Higher pricing reflected certain pricing actions taken in response to commodity, freight, and packaging inflation, muted in part by lower durum prices that were passed through to customers.

Direct operating income as a percentage of net sales decreased 0.4 percentage points in the first nine months of 2019 compared to the first nine months of 2018. The decrease was primarily due to higher operating costs and the fixed cost impact of lower volumes, partially offset by lower freight due to reduced spot market usage, pricing actions taken in response to commodity, freight, and packaging inflation, and lower direct selling, general and administrative expenses driven by the TreeHouse 2020 and Structure to Win initiatives.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $723.6 million was available under the Revolving Credit Facility as of September 30, 2019. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$5.8	$300.7
Investing activities of continuing operations	(99.8)	(84.4)
Financing activities of continuing operations	(141.3)	(250.8)
Cash flows from discontinued operations	111.6	(44.5)

Operating Activities From Continuing Operations

Our cash provided by operating activities of continuing operations was $5.8 million in the first nine months of 2019 compared to $300.7 million in the first nine months of 2018, a decrease of $294.9 million. The decrease in cash during the first nine months of 2019 compared to the first nine months of 2018 is attributable to lower use of the Receivables Sales Program (refer to Note 5 for additional information), lower accounts payable, higher inventory, and higher incentive compensation payments. The Company's working capital management emphasis continues to be focused on driving faster collection of receivables, reducing inventory, and extending vendor payment terms.

Investing Activities From Continuing Operations

Cash used in investing activities of continuing operations was $99.8 million in the first nine months of 2019 compared to $84.4 million in the first nine months of 2018, an increase in cash used of $15.4 million, driven by proceeds from the sale of the McCann's business in 2018, partially offset by lower capital expenditures during the first nine months of 2019 compared to 2018.

We expect capital spending to be approximately $165 million in 2019. Capital spending in 2019 is focused on TreeHouse 2020 initiatives, the implementation of an Enterprise Resource Planning system, food safety, quality, productivity improvements, and routine equipment upgrades or replacements at our plants.
Financing Activities From Continuing Operations

Net cash used in financing activities of continuing operations was $141.3 million in the first nine months of 2019 compared to $250.8 million in the first nine months of 2018, a decrease in cash used of $109.5 million. The decrease is primarily attributable to debt repurchase and share repurchase activity during the first nine months of 2018, which did not recur in the first nine months of 2019, partially offset by an early payments of $135.0 million on the Company's term loans during the first nine months of 2019.
Cash Flows From Discontinued Operations

Our cash provided by discontinued operations was $111.6 million in the first nine months of 2019 compared to cash used of $44.5 million in the first nine months of 2018, an increase in cash provided of $156.1 million. The increase in cash flow during the first nine months of 2019 compared to the first nine months of 2018 is primarily attributable to proceeds received from the sale of the Snacks business and lower inventory.

Free Cash Flow From Continuing Operations
In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow from continuing operations (a Non-GAAP measure) which represents net cash provided by operating activities from continuing operations less capital expenditures.  We believe free cash flow is an important measure of operating performance because it provides management and investors a measure of cash generated from operations that is available for mandatory payment obligations and investment opportunities such as funding acquisitions, repaying debt, repurchasing public debt, and repurchasing our common stock.

The following table reconciles cash flow provided by operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure).

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Cash flow provided by operating activities from continuing operations	$5.8	$300.7
Less: Capital expenditures	(104.8)	(118.5)
Free cash flow from continuing operations	$(99.0)	$182.2

Debt Obligations

At September 30, 2019, we had $458.4 million outstanding under Term Loan A, $746.6 million outstanding under Term Loan A-1, $375.9 million of the 2022 Notes outstanding, $602.9 million of the 2024 Notes outstanding, and $3.2 million of other obligations. In addition, at September 30, 2019, there were $26.4 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at September 30, 2019, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $723.6 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the “Amended and Restated Credit Agreement”) for the three months ended September 30, 2019 averaged 4.08%. Including the interest rate swap agreements in effect as of September 30, 2019, the average rate decreases to 3.60%.

We are in compliance with all applicable financial debt covenants as of September 30, 2019. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

Organic Net Sales

Organic Net Sales is defined as net sales excluding the impacts of SKU rationalization, divestitures, and foreign currency. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management.

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per diluted share from continuing operations (“Adjusted Diluted EPS”) reflects adjustments to GAAP (loss) income per diluted share from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, restructuring programs, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of Adjusted Diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
		(unaudited)		(unaudited)
Diluted (loss) income per share from continuing operations (GAAP)		$(1.08)	$0.22	$(2.23)	$(0.74)
Impairment	(1)	1.56	—	1.56	—
Restructuring programs	(2)	0.43	0.72	1.59	2.13
Mark-to-market adjustments	(3)	0.22	(0.07)	0.95	(0.10)
Litigation matter	(4)	—	—	0.44	—
Change in regulatory requirements	(5)	0.10	—	0.10	—
Multiemployer pension plan withdrawal	(6)	—	—	0.07	—
Tax indemnification	(7)	0.02	0.03	0.02	0.05
Product recall	(8)	0.01	—	0.01	—
Acquisition, integration, divestiture, and related costs	(9)	—	(0.24)	—	(0.25)
Foreign currency loss (gain) on re-measurement of intercompany notes	(10)	0.01	(0.02)	(0.05)	0.04
CEO transition costs	(11)	—	—	—	0.23
Debt amendment and repurchase activity	(12)	—	0.03	—	0.12
Taxes on adjusting items		(0.72)	(0.10)	(1.18)	(0.51)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$0.55	$0.57	$1.28	$0.97
During the three and nine months ended September 30, 2019 and 2018, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)
In the third quarter of 2019, the Company incurred $88.0 million of non-cash impairment charges related to the Cookies and Dry Dinners asset groups within its Baked Goods and Meal Solutions segments, respectively. This amount is comprised of a non-cash impairment charges of $45.2 million of finite lived intangible asset impairment losses and $42.8 million of property, plant, and equipment impairment losses. Refer to Note 8 and Note 9 to our Condensed Consolidated Financial Statements for additional details.

(2)
The Company's restructuring and margin improvement activities are part of an enterprise-wide transformation to improve the long-term profitability of the Company. For the three months ended September 30, 2019 and 2018, the Company incurred restructuring program costs of approximately $24.3 million and $40.7 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred restructuring program costs of approximately $89.9 million and $120.1 million, respectively. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional details.

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

(5)
During the three months ended September 30, 2019, the Company incurred regulatory compliance costs related to upcoming changes in nutrition labeling requirements. These costs included both consulting services and inventory write-downs.

(6)
In the second quarter of 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund. Absent agreement with the Fund on a withdrawal payment, the Company estimated a withdrawal liability of $4.1 million. The Company anticipates finalizing the withdrawal liability by December 31, 2019, and the ultimate withdrawal liability may change from the currently estimated amount.

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

(9)
The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential divestitures, completed and potential acquisitions, the related integration of the acquisitions, and gains or losses on the divestiture of a business. Gains incurred in the first nine months of 2018 relate primarily to divestiture activity and transition services agreement (“TSA”) revenue related to the 2017 SIF divestiture.

(10)
The Company has Canadian dollar denominated intercompany loans and incurred foreign currency losses of $0.4 million in the third quarter of 2019 versus foreign currency gains of $1.4 million in the prior year to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.

(11)
The CEO transition cost line primarily relates to accelerated stock-based compensation and modification accounting related to the transition of the Chief Executive Officer in 2018. Refer to Note 13 to our Condensed Consolidated Financial Statements for additional details.

(12)
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

Adjusted Net Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDAS from Continuing Operations, Adjusted Net Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations and Adjusted EBITDAS Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted net income from continuing operations represents GAAP net (loss) income as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.
Adjusted EBIT from continuing operations represents adjusted net income from continuing operations before interest expense, interest income, and income tax expense. Adjusted EBITDAS from continuing operations represents adjusted net income from continuing operations before interest expense, interest income, income tax expense, depreciation and amortization expense, and non-cash stock-based compensation expense. Adjusted EBIT from continuing operations and adjusted EBITDAS from continuing operations are performance measures commonly used by management to assess operating performance, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.
Adjusted net income margin from continuing operations, adjusted EBIT margin from continuing operations, and adjusted EBITDAS margin from continuing operations are calculated as the respective metric defined above as a percentage of net sales as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above.

The following table reconciles the Company’s net (loss) income from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, and Adjusted EBITDAS from continuing operations for the three and nine months ended September 30, 2019 and 2018:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
		(unaudited in millions)
Net (loss) income from continuing operations (GAAP)		$(61.0)	$12.2	$(125.6)	$(41.8)
Impairment	(1)	88.0	—	88.0	—
Restructuring programs	(2)	24.3	40.7	89.9	120.1
Mark-to-market adjustments	(3)	12.4	(3.8)	53.6	(5.8)
Litigation matter	(4)	—	—	25.0	—
Change in regulatory requirements	(5)	5.5	—	5.5	—
Multiemployer pension plan withdrawal	(6)	—	—	4.1	—
Tax indemnification	(7)	1.4	1.7	1.8	2.9
Product recall	(8)	0.3	—	0.3	—
Acquisition, integration, divestiture, and related costs	(9)	—	(13.7)	0.2	(14.1)
Foreign currency loss (gain) on re-measurement of intercompany notes	(10)	0.4	(1.4)	(2.6)	1.9
CEO transition costs	(11)	—	—	—	13.0
Debt amendment and repurchase activity	(12)	—	1.8	—	6.8
Less: Taxes on adjusting items		(40.3)	(5.3)	(67.6)	(27.9)
Adjusted net income from continuing operations (Non-GAAP)		31.0	32.2	72.6	55.1
Interest expense		27.3	25.4	78.5	80.1
Interest income		(0.3)	(1.3)	(4.6)	(3.8)
Income tax (benefit) expense		(36.4)	3.0	(50.1)	(12.9)
Add: Taxes on adjusting items		40.3	5.3	67.6	27.9
Adjusted EBIT from continuing operations (Non-GAAP)		61.9	64.6	164.0	146.4
Depreciation and amortization	(13)	50.7	52.1	154.0	156.5
Stock-based compensation expense	(14)	5.4	4.5	17.0	16.8
Adjusted EBITDAS from continuing operations (Non-GAAP)		$118.0	$121.2	$335.0	$319.7

Adjusted net income margin from continuing operations		2.9%	2.9%	2.3%	1.6%
Adjusted EBIT margin from continuing operations		5.9%	5.8%	5.2%	4.3%
Adjusted EBITDAS margin from continuing operations		11.2%	10.8%	10.6%	9.4%

		Location in Condensed	Three Months Ended September 30,		Nine Months Ended September 30,
		Consolidated Statements of Operations	2019	2018	2019	2018
			(unaudited in millions)
(1)	Impairment	Asset impairment	$88.0	$—	$88.0	$—
(2)	Restructuring programs	Other operating expense, net	23.7	35.3	84.4	108.2
		Cost of sales	0.6	4.4	3.8	8.6
		General and administrative	—	1.0	1.7	3.3
(3)	Mark-to-market adjustments	Other expense (income), net	12.4	(3.8)	53.6	(5.8)
(4)	Litigation matter	General and administrative	—	—	25.0	—
(5)	Change in regulatory requirements	Cost of sales	4.0	—	4.0	—
		Selling and distribution	1.2	—	1.2	—
		General and administrative	0.3	—	0.3	—
(6)	Multiemployer pension plan withdrawal	Cost of sales	—	—	4.1	—
(7)	Tax indemnification	Other expense (income), net	1.4	1.7	1.8	2.9
(8)	Product recall	General and administrative	0.3	—	0.3	—
(9)	Acquisition, integration, divestiture, and related costs	General and administrative	—	0.2	0.2	(0.5)
		Other operating expense, net	—	(13.9)	—	(13.6)
(10)	Foreign currency loss (gain) on re-measurement of intercompany notes	Loss (gain) on foreign currency exchange	0.4	(1.4)	(2.6)	1.9
(11)	CEO transition costs	General and administrative	—	—	—	13.0
(12)	Debt amendment and repurchase activity	General and administrative	—	—	—	0.2
		Other expense (income), net	—	1.1	—	4.2
		Interest expense	—	0.7	—	2.4
(13)	Depreciation included as an adjusting item	Cost of sales	0.1	4.6	1.7	8.1
		General and administrative	—	1.0	1.6	3.3
(14)	Stock-based compensation expense included as an adjusting item	General and administrative	0.1	0.1	0.5	10.2

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

As of September 30, 2019, management with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to systems and processes to improve such controls and increase efficiency, while ensuring that an effective internal control environment is maintained.

In connection with the Company’s restructuring programs, in the third quarter of 2019, the Company continued centralizing certain accounting functions within its shared service center and the process of implementing a new IT system which will support centralized accounting functions. This implementation is expected to continue throughout 2019. These initiatives were not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to these initiatives, the Company has and will continue to align and streamline the design and operation of its financial control environment.

Other than as described in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of September 30, 2019, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for a change in the Company's method of accounting for certain inventory described in Note 6 and prior to the retrospective adjustment for discontinued operations described in Note 7 (not presented herein); and in our report dated February 14, 2019, we expressed an unqualified opinion on those consolidated financial statements. We audited the adjustments described in Note 6 related to the change in the Company’s method of accounting for certain inventory that were applied to retrospectively adjust the December 31, 2018 consolidated balance sheet of the Company (not presented herein). We also audited the adjustments described in Note 7 that were applied to retrospectively adjust the December 31, 2018 consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2018.
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
November 7, 2019

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

TREEHOUSE FOODS, INC.

Date: November 7, 2019	/s/ William J. Kelley, Jr.
William J. Kelley, Jr.
Interim Chief Financial Officer

Date: November 7, 2019	/s/ John P. Waldron
John P. Waldron
Vice President, Corporate Controller, and Principal Accounting Officer