Form 10-K
period 2019-12-31
TreeHouse Foods, Inc.
filed 2020-02-13
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from          to
Commission File Number 001-32504
TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	20-2311383
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2021 Spring Road, Suite 600	Oak Brook,	IL	60523
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code (708) 483-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	THS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2019, based on the $54.10 per share closing price on the New York Stock Exchange on such date, was approximately $3,021.3 million. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.
The number of shares of the registrant’s common stock outstanding as of January 31, 2020 was 56,219,349.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2020 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate”, “project”, “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer consolidation; raw material and commodity costs; competition, and our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; and labor strikes or work stoppages and other risks that are described Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).
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
We are a consumer packaged food and beverage manufacturer operating over 40 manufacturing facilities across the United States, Canada, and Italy servicing primarily retail grocery and food away from home customers. We manufacture a variety of shelf stable, refrigerated, fresh, and frozen products. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer organic and preservative-free ingredients in many categories.
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

We operate our business as Bay Valley Foods, LLC ("Bay Valley"), Sturm Foods, Inc. (includes Cains Foods, Inc. beginning in the fourth quarter of 2019), S.T. Specialty Foods, Inc., Associated Brands, Inc., Protenergy Natural Foods, Inc., TreeHouse Private Brands, Inc., American Italian Pasta Company, Linette Quality Chocolates, Inc., Ralcorp Frozen Bakery Products, Inc., Cottage Bakery, Inc., and The Carriage House Companies, Inc. in the United States, E.D. Smith Foods, Ltd., Associated Brands, Inc., Protenergy Natural Foods Corporation, BFG Canada Ltd., and Western Waffles Corp. in Canada, and Pasta Lensi, S.r.l. in Italy. Bay Valley is a Delaware limited liability company, and a 100% owned subsidiary of TreeHouse. All operating units are directly or indirectly 100% owned subsidiaries of Bay Valley. As of August 1, 2019, Nutcracker Brands, Inc. and Flagstone Foods, Inc. are no longer subsidiaries due to the Snacks division divestiture.

Significant Divestitures and Acquisitions

On August 1, 2019, the Company completed the sale of its Snacks division to Atlas Holdings, LLC. ("Atlas"). Beginning in the third quarter of 2019, the Snacks division (through the date of sale) was excluded from continuing operations and segment results for all periods presented. Refer to Note 8 to our Consolidated Financial Statements for additional information.

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
We sell our products to a diverse customer base, including the leading grocery retailers and foodservice operators in the United States and Canada. Also, a variety of our customers purchase bulk products for industrial food applications. We currently supply more than 800 total customers in North America, including over 47 of the 75 largest non-convenience food retailers.
A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2019, our ten largest customers accounted for approximately 57.6% of our consolidated net sales. For the years ended December 31, 2019, 2018 and 2017, our largest customer, Walmart Inc. and its affiliates, accounted for approximately 24.4%, 23.6%, and 23.1%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. The Company had revenues from customers outside of the United States of approximately 7.3%, 10.3%, and 10.5% of total consolidated net sales in 2019, 2018, and 2017, respectively, with 5.8%, 8.7%, and 8.8% from Canada in 2019, 2018, and 2017, respectively. Sales are determined based on the customer destination where the products are shipped.

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

Seasonality
In the aggregate, our sales are generally weighted slightly toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, hot cereal, saltine and entertainment crackers, in-store bakery items, refrigerated dough products, and certain pasta products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of broth are generally higher in the fourth quarter. Warmer weather products such as dressings, pickles, and condiments typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters.
Raw Materials and Supplies
Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, almonds, oats, palm oil, peppers, rice, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). These ingredients are generally purchased under supply contracts. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, fuel prices, energy costs, labor disputes, transportation delays, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are cartons, composite cans, corrugated containers, glass, metal cans, metal closures, and plastic. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

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
Employees
As of December 31, 2019, our work force consisted of approximately 10,800 full-time employees, with 8,850 in the United States, 1,850 in Canada, and 100 in Italy.
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

Supplemental Disclosure of Information about our Executive Officers

Executive Officer	Age	Title
Steven Oakland	58	Chief Executive Officer and President since March 2018.
William J. Kelley Jr.	55	Executive Vice President and Chief Financial Officer since February 2020.
Thomas E. O'Neill	64	Executive Vice President since July 2011. General Counsel, Chief Administrative Officer and Corporate Secretary since January 2005.
C. Shay Braun	52	Senior Vice President, Chief Operations Officer since January 2019.
Lori G. Roberts	59	Senior Vice President, Human Resources since January 2015. Senior Vice President, Chief Human Resources Officer since January 2019.
Amit R. Philip	42	Senior Vice President, Chief Strategy Officer since September 2019.
Dean T. General	53	Senior Vice President, Chief Commercial Officer since February 2019.
Maurice "Moe" Alkemade	52	Senior Vice President, Division President, Beverages since January 2019.
Mark A. Fleming	49	Senior Vice President, Division President, Baked Goods since January 2019.
Triona C. Schmelter	50	Senior Vice President, Division President, Meal Solutions since January 2019.
Available Information
We make available, free of charge, through the “Investors” link then "Financials" then "SEC Filings" on our Internet website at www.treehousefoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use our Internet website, through the “Investors” link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We are not, however, including the information contained on our website, or information that may be accessed through links to our website, as part of, or incorporating such information by reference into, this Form 10-K. Copies of any materials the Company files with the SEC can be obtained free of charge through the SEC’s website at http://www.sec.gov.

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

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2019, our ten largest customers accounted for approximately 57.6% of our consolidated net sales. For the year ended December 31, 2019, our largest customer, Walmart Inc. and its affiliates, accounted for approximately 24.4% of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. These customers typically do not enter into written contracts with fixed purchase commitments, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations, and financial condition.

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

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation shortages and interruptions, natural disasters, sustainability issues or other catastrophic events. While individual input cost changes varied throughout the year, with certain costs increasing and others decreasing, input costs were in the aggregate unfavorable in 2019 compared to 2018. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

Potential liabilities and costs from litigation could adversely affect our business.

There is no guarantee that we will be successful in defending ourself in civil, criminal, or regulatory actions, including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, advertising and claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. In addition, we could incur substantial costs and fees in defending our self or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations.

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

Our operations are subject to the general risks associated with acquisitions and divestitures.

We have made several acquisitions and divestitures in recent years that align with our strategic initiative of delivering long-term value to shareholders. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumptions of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations.

We may not realize some or all of the anticipated benefits of our restructuring plans in the anticipated time frame or at all.

We depend on our ability to evolve and grow, and as changes in our business environments occur, we may adjust our business plans by introducing new restructuring programs, from time to time, to meet these changes, such as TreeHouse 2020, a long-term growth and margin improvement strategy involving plants and distribution locations, and Structure to Win, a sales, general, and administrative expenses improvement and alignment program. During 2019, the Company incurred approximately $105.4 million in restructuring program costs. See Note 3 of the Consolidated Financial Statements for additional information. Restructuring programs often require a substantial amount of management and operational resources, which may divert the Company’s attention from existing core businesses, potentially disrupting our operations and adversely affecting our relationships with suppliers and customers. In addition, events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits on our expected timetable or at all, and there can be no assurance that any benefits we realize from these restructuring efforts will be sufficient to offset the restructuring charges and other costs that we expect to incur.

The recognition of impairment charges on goodwill or long-lived assets could adversely impact our future financial reporting and results of operations.

We have $2,662.0 million of total intangible assets at December 31, 2019, consisting of $2,107.3 million of goodwill and $554.7 million of other intangible assets. Additionally, we have $1,045.2 million of property, plant, and equipment at December 31, 2019.

We perform an annual impairment assessment for goodwill and our indefinite-lived intangible assets, and as necessary, for other long-lived assets. If the results of such assessments were to show that the fair value of these assets were less than the carrying values, we could be required to recognize a charge for impairment of goodwill or long-lived assets, and the amount of the impairment charge could be material. Factors which could result in an impairment include, but are not limited to, (i) reduced demand for our products; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; and (iv) significant disruptions to our operations as a result of both internal and external events.

In 2019, on a continuing operations basis, we incurred a total of $129.1 million of impairment charges, comprised of $88.0 million of non-cash impairment charges related to the Cookies and Dry Dinners asset groups and $41.1 million related to the expected disposal loss on the In-Store Bakery facilities. In 2019, on a discontinued operations basis, we incurred a total of $141.0 million of non-cash impairment charges, comprised of $66.5 million related to long-lived asset impairment in the Snacks segment and the expected disposal loss on the RTE Cereal transaction of $74.5 million. These impairments and any future impairments on goodwill or long-lived assets could adversely impact our future financial position and results of operations.

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

The food industry is subject to a variety of federal, state, local, and foreign laws and regulations, including those related to food safety, food labeling (including the Nutrition Labeling and Education Act (NLEA) and Bioengineered (BE) Labeling Declaration), and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, international trade, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations, or the introduction of new laws or regulations, could increase the costs of doing business for the Company, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

Our indebtedness and our ability to service our debt could adversely affect our business and financial condition.

As of December 31, 2019, we had $2,122.7 million of outstanding indebtedness, including a $458.4 million term loan (“Term Loan A”) maturing on January 31, 2025, a $681.6 million term loan (“Term Loan A-1” and, together with Term Loan A, the “Term Loans”) maturing on February 1, 2023, $375.9 million of 4.875% notes due March 15, 2022 (the “2022 Notes”), $602.9 million of 6.0% notes due February 15, 2024 (the “2024 Notes”), and $3.9 million of finance lease obligations and other debt. The Revolving Credit Facility (as defined in Note 13) and the Term Loans are known collectively as the “Credit Agreement.” The degree to which we are leveraged could have adverse consequences to us, limiting management's choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. In addition, we and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the risks described herein would increase.

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

Multiemployer pension plans could adversely affect our business.

We participate in various multiemployer pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution (“withdrawal liability”) to the plan, and we would have to reflect that as an expense in our results of operations. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability.

Increases in interest rates may negatively affect earnings.

As of December 31, 2019, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $1,140.0 million, based on the outstanding debt balance of our Credit Agreement. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could materially reduce our profitability and cash flows. Certain of our variable rate debt currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in a change in the cost of our variable rate debt. In June 2016, we entered into $500.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR rate base, beginning on January 31, 2017 and ending on February 28, 2020. In February 2018, we entered into an additional $1,625.0 million of staggered long-term interest rate swap agreements to lock into a fixed LIBOR base rate. As of December 31, 2019, each one percentage point change in LIBOR rates would result in an approximate $2.7 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the $875 million in interest rate swap agreements that were effective in 2019.

As mentioned, the interest rates on some of our debt is tied to LIBOR. In July 2017, the head of the United Kingdom’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our outstanding debt that currently use LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition and results of operations.

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
We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin; Omaha, Nebraska (1); and Winona, Ontario, Canada. We also maintain a network of owned and leased distribution facilities. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. See Note 3 to the Consolidated Financial Statements for information regarding restructuring programs including facility closures. The following chart lists the location and principal products produced (by segment) at our production facilities at December 31, 2019:

Baked Goods:
Lodi, California (2) (In-store bakery)	Brantford, Ontario, Canada (Frozen griddle)	Georgetown, Ontario, Canada (Crackers)	Kitchener, Ontario, Canada (Crackers)
Forest Park, Georgia (Refrigerated dough)	South Beloit, Illinois (Cookies)	Princeton, Kentucky (Crackers)	Fridley, Minnesota (2) (In-store bakery)
Lakeville, Minnesota (Bars)	Tonawanda, New York (Cookies)	Hanover, Pennsylvania (Pretzels)	Lancaster, Pennsylvania (Pretzels)
Womelsdorf, Pennsylvania (Candy)	Carrollton, Texas (Refrigerated dough)	Milwaukee, Wisconsin (Pita chips)	Ogden, Utah* (In-store bakery and frozen griddle)

Beverages:
Delta, British Columbia, Canada* (Specialty tea)	Richmond Hill, Ontario, Canada* (Broths and gravies)	Pecatonica, Illinois (Non-dairy powdered creamer)	New Hampton, Iowa (Non-dairy powdered creamer)
Cambridge, Maryland* (Broth, gravies, and ready-to-drink coffee)	Wayland, Michigan (Non-dairy powdered creamer)	Manawa, Wisconsin (3) (Beverages)	Medina, New York (3) (Beverages and beverage enhancers)

Meal Solutions:
Tolleson, Arizona (Dry pasta)	Atlanta, Georgia (Dressings, sauces, and dips)	Chicago, Illinois (Refrigerated foodservice pickles)	Dixon, Illinois (Aseptic cheese sauces, puddings, and gravies)
Cedar Rapids, Iowa (Hot cereal)	Fara Gera d'Adda, Bergamo, Italy* (Dry pasta)	Verolanuova, Brescia, Italy (Dry pasta)	Buckner, Kentucky (Syrups, mayonnaise, preserves, jams, barbeque, and other sauces)
Excelsior Springs, Missouri (Dry pasta)	Medina, New York (3) (Dry dinners and dry soup)	Faison, North Carolina (Pickles, peppers, relish, and sauces)	Winona, Ontario, Canada (Jams, pie fillings, and specialty sauces)
North East, Pennsylvania (Salad dressings and mayonnaise)	Columbia, South Carolina (Dry pasta)	San Antonio, Texas (Mexican sauces)	Green Bay, Wisconsin (Pickles, peppers, relish, and sauces)
Kenosha, Wisconsin (Macaroni and cheese and skillet dinners)	Manawa, Wisconsin (3) (Hot cereal)

*The Company leases these facilities.

(1)	On July 18, 2018, the Company announced the planned closure of this administrative office. Refer to Note 3 to the Consolidated Financial Statements for more information.

(2)	On January 10, 2020, the Company entered into a definitive agreement to sell these facilities. Refer to Note 8 to the Consolidated Financial Statements for more information.

(3)	Production facility crosses multiple segments; principal products produced for each segment included within the above table.

As of December 31, 2019, the Company also owns facilities in Sparks, Nevada and Lancaster, Ohio related to its Ready-to-eat Cereal business. These facilities were classified as discontinued operations; therefore, they are excluded from the table above.

Item 3.	Legal Proceedings

Information regarding legal proceedings is available in Note 20 to the Consolidated Financial Statements in this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “THS.”
On January 31, 2020, there were 2,084 shareholders of record of our common stock.
We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our board of directors (“Board of Directors”).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company was authorized to enter into an administrative repurchase plan for $50 million of the $400 million in fiscal 2018. The administrative repurchase plan expired as of December 31, 2018. The Company continues to have the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization. Any shares repurchased will be held as treasury stock. There were no amounts repurchased during the year ending December 31, 2019.
Performance Graph
The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2014 through December 31, 2019. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P MidCap 400 Index and the Peer Group Index. Our Current Peer Group includes the following companies based on the similar nature of their business to ours: General Mills, Inc.; Kellogg Co.; Conagra Brands, Inc.; Post Holdings, Inc.; Snyder's-Lance Inc. (included through March 26, 2018 when it was acquired by the Campbell Soup Co); Campbell Soup Co.; McCormick & Co., Inc.; Pinnacle Foods, Inc. (included through October 25, 2018 when it was acquired by Conagra Brands, Inc.); JM Smucker Co.; Cott Corp.; Lancaster Colony Corp.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; J&J Snack Foods Corp.; B&G Foods, Inc.; Farmer Bros. Co.; and Dean Foods. The graph assumes an investment of $100 on December 31, 2014 in each of TreeHouse Foods’ common stock, the stocks comprising the S&P MidCap 400 Index, and the Peer Group Index.

Comparison of Cumulative Total Return of $100 among TreeHouse Foods, Inc., S&P MidCap 400 Index, and the Peer Group Index

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
TreeHouse Foods, Inc.	100	$91.73	$84.40	$57.83	$59.29	$56.71
S&P MidCap 400 Index	100	97.82	118.11	137.30	122.08	154.07
Peer Group	100	115.27	129.74	127.79	108.05	141.44

The performance graph and related table above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the 1933 Act unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

Item 6.	Selected Financial Data
The following table provides selected financial data as of and for each of the five years in the period ended December 31, 2019. The selected financial data should be read in conjunction with Item 7, and our Consolidated Financial Statements and related Notes.

On April 1, 2019, the Company changed its method of valuing its Pickle inventory in its Meal Solutions segment from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. After adopting the change, all of the Company's inventory is now valued using the FIFO method. The FIFO method has been applied retrospectively and is reflected in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 and Consolidated Balance Sheets for the years ended December 31, 2019 and 2018. Additional periods in the table below were not recast for the change in inventory method because such information is not available without unreasonable effort or expense. Refer to Note 7 to the Consolidated Financial Statements for additional information regarding the inventory valuation change.

Beginning in the third quarter of 2019, the Company determined that both its Snacks division (through the date of sale) and its Ready-to-eat ("RTE") Cereal business met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations. The results of these businesses have been reflected as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2019 and 2018. Additional periods in the table below were not recast for discontinued operations because such information is not available without unreasonable effort or expense. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding discontinued operations.

	Year Ended December 31,
	2019	2018	2017	2016 (1)	2015
	(in millions, except per share data)
Operating data:
Net sales	$4,288.9	$4,587.8	$4,852.6	$6,175.1	$3,206.4
Operating (loss) income	(16.1)	83.4	79.2	(95.5)	241.3
Net (loss) income from continuing operations	(110.3)	(46.2)	111.3	—	—
Net loss from discontinued operations	(250.7)	(18.2)	(390.8)	—	—
Net (loss) income	(361.0)	(64.4)	(279.5)	(228.6)	114.9
Net (loss) earnings per basic share from continuing operations	$(1.96)	$(0.83)	$1.95	$—	$—
Net (loss) earnings per basic share	$(6.42)	$(1.15)	$(4.89)	$(4.10)	$2.67
Net (loss) earnings per diluted share from continuing operations	$(1.96)	$(0.83)	$1.93	$—	$—
Net (loss) earnings per diluted share	$(6.42)	$(1.15)	$(4.85)	$(4.10)	$2.63
Weighted average shares -- basic	56.2	56.0	57.1	55.7	43.1
Weighted average shares -- diluted	56.2	56.0	57.6	55.7	43.7
Other data:
Balance sheet data (at end of period):
Total assets	$5,139.4	$5,629.3	$5,779.3	$6,545.8	$3,702.8
Long-term debt, excluding current portion	2,091.7	2,297.4	2,535.7	2,724.8	1,221.7
Other long-term liabilities	143.4	168.2	202.1	202.3	71.6
Total stockholders’ equity	1,830.9	2,160.0	2,263.3	2,503.3	1,854.9
Cash flow data:
Net cash provided by operating activities	$307.7	$505.8	$506.0	$478.6	$290.6
Capital expenditures	146.8	177.4	161.6	187.0	86.1

(1)	The Company acquired the Private Brands Business in 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We make high quality food and beverages affordable to all. Our vision is to be the undisputed solutions leader for custom brands. Our mission is to create value as our customers’ preferred manufacturing and distribution partner, providing thought leadership, superior innovation and a relentless focus on execution. To achieve our mission we have developed a four point, customer centric enterprise strategy, as depicted graphically and explained further below:

•
Commercial Excellence. An unrelenting focus on the customer must be at the heart of everything we do. As private label continues to grow and evolve, our strategy is to be the solutions provider for our customers. To be a solutions provider, we must: understand our customers' needs and challenges; execute flawlessly; ensure products meet quality and safety standards and are competitively priced; and continue to innovate. During 2019, we designed, built, launched, and supported a new Commercial Excellence organization that is focused on the customer, eliminating the multiple touch points that existed with our previous division structure.

•
Operational Excellence. We strive to be the supplier of choice and a world-class partner to our customers, a great investment to our shareholders, and a great place to work for our employees. We are working to build a high performance culture, as we communicate and engage our people with common metrics and build a continuous improvement mindset whereby the status quo is challenged. As we engage, educate and enable our employees, we are building a winning mindset rooted in the new TreeHouse mission, vision and purpose. In conjunction with this tenet of our strategy, we continue to progress in our rollout of a standardized management operating system across our manufacturing facilities ("TMOS"). Through December 31, 2019, we completed full implementations of TMOS in 30 plants and launched Lean Manufacturing in 18 locations. As of December 31, 2019, our service levels have improved over 300 basis points over the past two years, which represents our unrelenting focus on operational excellence.

•
Optimized Portfolio. We will periodically review our portfolio in an attempt to identify areas of optimization. As part of this review, we may identify specific businesses (typically lower growth and lower margin) which may be better served by a fundamental change in tactics, strategy, or ownership. Optimizing the portfolio will allow us to focus our resources on fewer business in order to drive improved results and future cash generation. During 2019, we have simplified our organization through these portfolio optimization efforts, specifically related to the Snacks business.

•
People & Talent. We are working to build a performance-based culture. We will be disciplined in our approach to building this culture, by communicating clear goals and fostering decision ownership. We have established a set of TreeHouse values that have been embraced by the organization and our goal is to align and incentivize our people and celebrate our successes together.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the years ended December 31, 2019, 2018, and 2017. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.
Recent Developments

In-Store Bakery Facilities Divestiture

During the fourth quarter of 2019, the Company reached the decision to sell two of its In-Store Bakery facilities located in Fridley, Minnesota and Lodi, California, which manufacture breads, rolls, and cakes for in-store retail bakeries and foodservice customers. These two facilities are included within the Baked Goods reporting segment. The Company determined the associated assets met the held for sale accounting criteria as of December 31, 2019 and were classified accordingly in the Consolidated Balance Sheets. These two facilities did not meet the criteria to be presented as a discontinued operation.

The disposal group was measured at fair value, and the Company recognized the expected disposal loss as an impairment charge of $41.1 million during the year ended December 31, 2019, as the fair value was determined to be less than the carrying value of the associated assets, including the related goodwill. The impairment is recognized within Asset impairment in the Consolidated Statements of Operations.

Discontinued Operations

Beginning in the third quarter of 2019, the Company determined that both its Snacks division and its RTE Cereal business met the discontinued operations criteria in Accounting Standards Codification ("ASC") 205-20-45 and were classified as discontinued operations. As such, both businesses have been excluded from continuing operations and segment results for all periods presented. Refer to Note 8 to our Consolidated Financial Statements for additional information.

Long-Lived Asset Impairments

We evaluate property, plant, and equipment and finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. Indicators of impairment include deteriorations in operating cash flows, the anticipated sale or disposal of an asset group, and other significant changes in business conditions.

During 2019, our assessment indicated an impairment in our Cookies and Dry Dinners asset groups driven by the historical and forecasted performance of these businesses. As a result, we recognized a total of $88.0 million of long-lived asset impairment losses. The impairment charges are included in Asset impairment in the Consolidated Statements of Operations. Refer to Note 9 to our Consolidated Financial Statements for additional information.

Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets were based on expected future cash flows using Level 3 inputs under ASC 820. We can provide no assurance regarding the prospect of additional impairment charges in future periods.

Change in Inventory Valuation Method

Effective April 1, 2019, the Company changed its method of valuing its Pickle inventory in its Meal Solutions segment from the last-in, first out (LIFO) method to the first-in, first out (FIFO) method. Prior period information included in this Form 10-K has been adjusted to apply the FIFO method retrospectively. Refer to Note 7 to our Consolidated Financial Statements for additional information.

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

Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2019		2018		2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$4,288.9	100.0%	$4,587.8	100.0%	$4,852.6	100.0%
Cost of sales	3,492.1	81.4	3,695.6	80.6	3,874.5	79.8
Gross profit	796.8	18.6	892.2	19.4	978.1	20.2
Operating expenses:
Selling and distribution	256.9	6.0	328.5	7.2	345.5	7.1
General and administrative	253.2	5.9	264.4	5.7	283.7	5.8
Amortization expense	74.1	1.8	80.2	1.7	85.5	1.8
Asset impairment	129.1	3.0	—	—	59.0	1.2
Other operating expense, net	99.6	2.3	135.7	3.0	125.2	2.6
Total operating expenses	812.9	19.0	808.8	17.6	898.9	18.5
Operating (loss) income	(16.1)	(0.4)	83.4	1.8	79.2	1.7
Other expense (income):
Interest expense	102.4	2.4	107.8	2.4	122.4	2.5
(Gain) loss on foreign currency exchange	(3.5)	(0.1)	8.6	0.2	(5.0)	(0.1)
Other expense (income), net	40.8	1.0	24.6	0.5	(9.7)	(0.2)
Total other expense	139.7	3.3	141.0	3.1	107.7	2.2
Loss before income taxes	(155.8)	(3.7)	(57.6)	(1.3)	(28.5)	(0.5)
Income tax benefit	(45.5)	(1.1)	(11.4)	(0.3)	(139.8)	(2.9)
Net (loss) income from continuing operations	(110.3)	(2.6)	(46.2)	(1.0)	111.3	2.4
Net loss from discontinued operations	(250.7)	(5.8)	(18.2)	(0.4)	(390.8)	(8.1)
Net loss	$(361.0)	(8.4)%	$(64.4)	(1.4)%	$(279.5)	(5.7)%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Continuing Operations
Net Sales – Consolidated net sales decreased 6.5% to $4,288.9 million for the year ended December 31, 2019, compared to $4,587.8 million for the year ended December 31, 2018. The change in net sales from 2018 to 2019 was due to the following:

	Dollars	Percent	Percentage Change in Pounds
	(In millions)
2018 Net sales	$4,587.8
Volume/mix excluding SKU rationalization	(256.5)	(5.6)%	(7.2)%
Pricing	27.5	0.6	—
2019 Organic Net Sales	$4,358.8	(5.0)%	(7.2)%
SKU rationalization	(60.2)	(1.3)	(1.3)
Divestiture	(4.5)	(0.1)	(0.1)
Foreign currency	(5.2)	(0.1)	—
2019 Net sales	$4,288.9	(6.5)%	(8.6)%
Organic net sales decreased 5.0% for the year ended December 31, 2019 driven by:

•
Volume/mix was unfavorable 5.6% year-over-year across all segments with the largest decreases in the Meal Solutions and Baked Goods segments primarily due to distribution lost as a result of pricing actions taken in 2018. Shipped volume in pounds excluding the impact of SKU rationalization and the divestiture of the McCann's business declined 7.2%.

•
Pricing was favorable 0.6% during 2019 compared to 2018 driven by pricing actions executed in 2019 to cover commodity, freight, and packaging inflation, partially offset by competitive pressure in Single Serve Beverages.

Our efforts to simplify and rationalize low margin SKUs from our product portfolio contributed 1.3% to the overall year-over-year decline in net sales, primarily within our Baked Goods segment. The divestiture of the McCann's business in July 2018 and unfavorable foreign currency exchange each contributed 0.1% to the year-over-year decline in net sales.

Gross Profit  — Gross profit as a percentage of net sales was 18.6% for the year ended December 31, 2019 compared to 19.4% for the year ended December 31, 2018, a decrease of 0.8 percentage points. The decrease is primarily due to lower volumes and the related cost impacts, $11.4 million of expenses related to regulatory compliance with upcoming nutrition label requirements and $4.3 million related to the multiemployer pension plan withdrawal recognized in 2019. This is partially offset by lower expenses associated with our restructuring programs of $4.4 million in 2019 compared to $13.3 million in 2018.
Total Operating Expenses — Total operating expenses as a percentage of net sales was 19.0% for the year ended December 31, 2019 compared to 17.6% for the year ended December 31, 2018, an increase of 1.4 percentage points. The increase is primarily due to non-cash impairment charges of $129.1 million related to the Cookies and Dry Dinners asset groups and two In-Store Bakery facilities in 2019, and $13.4 million of acquisition, integration, divestiture and related gains mostly related to the divestiture of the McCann's business in 2018 compared to $0.6 million expense in 2019. This is partially offset by lower restructuring expenses of $99.3 million in 2019, compared to $149.1 million in 2018, lower freight costs due to increased market capacity and reduced spot market usage, and lower variable incentive compensation.
Total Other Expense — Total other expense decreased by $1.3 million to $139.7 million in 2019 compared to $141.0 million in 2018. The decrease was primarily due to favorable fluctuations in the currency exchange rates between the U.S. and Canadian dollar during the respective periods and lower interest expense. The lower interest expense reflects lower net debt compared to the prior year, partially offset by the year-over-year increase in the LIBOR interest rate. This decrease in total other expense is partially offset by unrealized losses of $47.0 million related to mark-to-market derivative contracts in 2019, compared to unrealized losses of $22.5 million in 2018.
Income Taxes - Income tax benefit was recorded at an effective rate of 29.2% in 2019 compared to 19.8% in 2018. The change in the Company’s effective tax rate year-over-year is primarily due to a one-time tax benefit in 2019 associated with the repatriation of the U.S. customer based intangibles formerly held by our Canadian subsidiaries, a change in the valuation allowance recorded against certain deferred tax assets, and a change in the amount of executive compensation that is non-deductible for tax purposes.
Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net loss from discontinued operations increased $232.5 million in the year ended December 31, 2019 compared to 2018. The increase is primarily the result of the non-cash pre-tax loss on the divestiture of the Snacks business of $98.4 million and expected disposal loss on the RTE Cereal business recognized as an impairment charge of $74.5 million during the twelve months ended December 31, 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 — Results by Segment

	Year Ended December 31, 2019
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,465.2	100.0%	$952.4	100.0%	$1,871.3	100.0%
Cost of sales	1,198.0	81.8	739.2	77.6	1,538.4	82.2
Gross profit	267.2	18.2	213.2	22.4	332.9	17.8
Freight out and commissions	80.9	5.5	31.1	3.3	70.1	3.8
Direct selling, general, and administrative	24.9	1.7	15.1	1.6	35.7	1.9
Direct operating income	$161.4	11.0%	$167.0	17.5%	$227.1	12.1%

	Year Ended December 31, 2018
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,551.4	100.0%	$1,008.4	100.0%	$2,028.0	100.0%
Cost of sales	1,269.8	81.8	772.7	76.6	1,642.0	81.0
Gross profit	281.6	18.2	235.7	23.4	386.0	19.0
Freight out and commissions	111.4	7.2	38.5	3.8	90.4	4.5
Direct selling, general, and administrative	27.3	1.8	16.9	1.7	42.1	2.0
Direct operating income	$142.9	9.2%	$180.3	17.9%	$253.5	12.5%
The change in net sales from the year ended December 31, 2018 to year ended December 31, 2019 was due to the following:

	Year Ended December 31,
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars		Percent
	(Dollars in millions)
2018 Net Sales	$1,551.4		$1,008.4		$2,028.0
SKU rationalization	(39.8)	(2.6)%	(5.2)	(0.6)%	(15.2)		(0.7)%
Volume/mix excluding SKU rationalization	(69.8)	(4.5)	(27.4)	(2.7)	(159.3)		(7.9)
Pricing	24.8	1.6	(23.4)	(2.3)	26.1		1.3
Divestiture	—	—	—	—	(4.5)	—	(0.2)
Foreign currency	(1.4)	(0.1)	—	—	(3.8)		(0.2)
2019 Net sales	$1,465.2	(5.6)%	$952.4	(5.6)%	$1,871.3		(7.7)%

Baked Goods
Net sales in the Baked Goods segment decreased $86.2 million, or 5.6%, in the year ended December 31, 2019 compared to the year ended December 31, 2018 due to unfavorable volume/mix primarily due to lost distribution related to In-Store Bakery, Crackers, and Bars, the ongoing efforts to simplify and rationalize low margin SKUs, and unfavorable foreign currency. These declines were partially offset by pricing actions taken in response to commodity, freight, and packaging inflation and a reduction in trade spend primarily related to In-Store Bakery and Refrigerated Dough.
Direct operating income as a percentage of net sales increased 1.8 percentage points in the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase is primarily due to cost savings due to TreeHouse 2020 and Structure to Win initiatives, pricing actions taken in response to commodity, freight, and packaging inflation, favorable mix due to the rationalization of low margin business, and lower freight costs due to increased market capacity and reduced spot market usage. These increases were partially offset by lower volumes and higher commodity costs mostly for wheat and packaging.
Beverages
Net sales in the Beverages segment decreased by $56.0 million, or 5.6%, for the year ended December 31, 2019 compared to the prior year. The change in net sales from 2018 to 2019 was due to unfavorable volume/mix primarily due to lost distribution primarily related to Powdered Creamers, Broth, and Single Serve Beverages, unfavorable pricing primarily due to competitive pressure in Single Serve Beverages, and the efforts to simplify and rationalize low margin SKUs.
Direct operating income as a percentage of net sales decreased 0.4 percentage points in the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease is primarily due to the continued impact of lower pricing in Single Serve Beverages partially offset by lower commodity costs, and lower freight costs due to increased market capacity and reduced spot market usage.

Meal Solutions

Net sales in the Meal Solutions segment decreased by $156.7 million, or 7.7%, for the year ended December 31, 2019 compared to the prior year. The change in net sales from 2018 to 2019 was due to unfavorable volume/mix primarily from lost distribution mostly in Pasta and Pickles, efforts to simplify and rationalize low margin SKUs, and unfavorable foreign currency. These declines were partially offset by pricing actions taken to recover commodity, freight, and packaging inflation.
Direct operating income as a percentage of net sales decreased 0.4 percentage points in the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease is primarily due to unfavorable volume/mix mostly due to lost distribution and higher operating costs. These declines were partially offset by pricing actions taken in response to commodity, freight, and packaging inflation, lower freight costs due to increased market capacity and reduced spot market usage, and lower direct selling, general and administrative expenses driven by lower marketing expense and cost savings due to the TreeHouse 2020 and Structure to Win initiatives.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Continuing Operations

Net Sales – Consolidated net sales decreased 5.5% to $4,587.8 million for the year ended December 31, 2018, compared to $4,852.6 million for the year ended December 31, 2017. The change in net sales from 2017 to 2018 was due to the following:

	Dollars	Percent	Percentage Change in Pounds
	(In millions)
2017 Net sales	$4,852.6
Volume/mix excluding SKU rationalization	(119.0)	(2.5)%	(5.4)%
Pricing	71.2	1.5	—
Product recalls	(2.3)	—	—
2018 Organic Net Sales	$4,802.5	(1.0)%	(5.4)%
SKU rationalization	(149.2)	(3.1)	(2.8)
Divestitures	(65.9)	(1.4)	—
Foreign currency	0.4	—	—
2018 Net sales	$4,587.8	(5.5)%	(8.2)%

Organic net sales decreased 1.0% for the year ended December 31, 2018 driven by:

•	Volume/mix was unfavorable 2.5% year-over-year due to declines in all segments. Shipped volume in pounds excluding the impact of SKU rationalization declined 5.4%.

•	Pricing was favorable 1.5% during 2018 compared to 2017 driven by pricing actions to cover commodity, freight, and packaging inflation.

Our efforts to simplify and rationalize low margin SKUs from our product portfolio contributed 3.1% to the overall year-over-year decline in net sales, across all segments. The divestiture of the McCann's business in July 2018 and the SIF business in May 2017 contributed 1.4% to the year-over-year decline in net sales.

Gross Profit  — Gross profit as a percentage of net sales was 19.4% for the year ended December 31, 2018 compared to 20.2% for the year ended December 31, 2017, a decrease of 0.8 percentage points. The decrease is primarily due to lower volumes across all divisions and higher production costs, including costs associated with a labor dispute in the Beverages segment, higher freight, commodity and variable incentive compensation costs. This was partially offset by pricing actions to recover commodity, freight, and packaging inflation, and lower expenses for restructuring programs of $13.3 million for 2018 compared to $35.5 million for restructuring programs in 2017.

Total Operating Expenses - Total operating expenses decreased to $808.8 million in 2018 compared to $898.9 million in 2017. The decrease of $90.1 million in 2018 is primarily attributable to a goodwill and other intangible asset impairment of $59.0 million related to Bars in 2017 and savings from the Structure to Win initiative and other cost saving measures, partially offset by an increase in other operating expenses and higher freight costs. Included in other operating expenses in 2018 were costs associated with restructuring programs with respect to the Company's TreeHouse 2020 margin improvement program and other plant closures, and acquisition, integration, divestiture and related costs, partially offset by the gain on the divestiture of the McCann's business of $14.3 million in the third quarter of 2018. Other operating expenses in 2017 reflects a loss on the divestiture of the SIF business of $86.0 million in the second quarter of 2017, costs associated with restructuring programs with respect to the Company's TreeHouse 2020 margin improvement activities and other plant closures, and acquisition, integration, divestiture and related costs. Refer to Note 3 to our Consolidated Financial Statements for additional information regarding restructuring activity.

Total Other Expense - Total other expense increased by $33.3 million to $141.0 million in 2018 compared to $107.7 million for 2017. The increase was primarily related to non-cash mark-to-market expense in 2018 compared to non-cash mark-to-market income in 2017 on derivative instruments, primarily interest rate swaps, unfavorable fluctuations in currency exchange rates between the U.S. and Canadian dollar during the respective periods, and a loss on debt extinguishment related to repurchases of the 2022 Notes and 2024 Notes. This was partially offset by lower interest expense mainly driven by lower net debt and lower credit facility pricing from the December 1, 2017 credit agreement amendment.

Income Taxes - Income tax benefit was recorded at an effective rate of 19.8% in 2018 compared to 490.5% in 2017. The change in the Company’s effective tax rate year-over-year is primarily due to the enactment of the Tax Cuts and Jobs Act, restructuring of the Company’s foreign operations in 2017, the 2017 impairment of goodwill that was not deductible for tax purposes, and compensation of officers that is not deductible for tax purposes.
Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net loss from discontinued operations decreased to $18.2 million in the year ended December 31, 2018 compared to $390.8 million in the year ended December 31, 2017. The decrease is primarily attributable to the impairment of goodwill and other intangible assets of $490.7 million related to the Snacks division in 2017. There was no impairment recorded in 2018.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 — Results by Segment

	Year Ended December 31, 2018
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,551.4	100.0%	$1,008.4	100.0%	$2,028.0	100.0%
Cost of sales	1,269.8	81.8	772.7	76.6	1,642.0	81.0
Gross profit	281.6	18.2	235.7	23.4	386.0	19.0
Freight out and commissions	111.4	7.2	38.5	3.8	90.4	4.5
Direct selling, general, and administrative	27.3	1.8	16.9	1.7	42.1	2.0
Direct operating income	$142.9	9.2%	$180.3	17.9%	$253.5	12.5%

	Year Ended December 31, 2017
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,580.4	100.0%	$1,073.4	100.0%	$2,194.0	100.0%
Cost of sales	1,274.0	80.6	781.9	72.8	1,794.9	81.8
Gross profit	306.4	19.4	291.5	27.2	399.1	18.2
Freight out and commissions	94.2	6.0	44.3	4.1	93.2	4.3
Direct selling, general, and administrative	31.3	2.0	20.3	1.9	51.1	2.3
Direct operating income	$180.9	11.4%	$226.9	21.2%	$254.8	11.6%

The change in net sales from the year ended December 31, 2017 to year ended December 31, 2018 was due to the following:

	Year Ended December 31,
	Baked Goods		Beverages		Meal Solutions
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
2017 Net Sales	$1,580.4		$1,073.4		$2,194.0
SKU rationalization	(47.4)	(3.0)%	(24.1)	(2.3)%	(77.7)	(3.6)%
Volume/mix excluding SKU rationalization	(10.0)	(0.6)	(34.3)	(3.2)	(72.2)	(3.3)
Pricing	28.1	1.8	(6.6)	(0.6)	49.7	2.3
Divestitures	—	—	—	—	(65.9)	(3.0)
Foreign currency	0.3	—	—	—	0.1	—
2018 Net sales	$1,551.4	(1.8)%	$1,008.4	(6.1)%	$2,028.0	(7.6)%
Baked Goods
Net sales in the Baked Goods segment decreased by $29.0 million, or 1.8%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The change in net sales was due to the ongoing efforts to simplify and rationalize low margin SKUs, unfavorable volume/mix (predominantly related to Refrigerated Dough and In-Store Bakery), partially offset by pricing actions taken to recover commodity and freight inflation.

Direct operating income as a percentage of net sales decreased 2.2 percentage points for the year ended December 31, 2018 compared to the year ended December 31, 2017. This decrease was primarily due to higher production costs, higher commodity costs (wheat, resin, and eggs), and higher freight costs, partially offset by pricing actions taken to recover commodity and freight inflation and lower expenses due to Structure to Win savings combined with lower expenses due to other cost savings activities.
Beverages
Net sales in the Beverages segment decreased by $65.0 million, or 6.1%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The change in net sales was due to unfavorable volume/mix related to a labor dispute at one of our Beverage plants, competitive pressure in Single Serve Beverages, and capacity constraints in Broth. Net sales also decreased due to the ongoing efforts to simplify and rationalize low margin SKUs, and unfavorable pricing primarily due to competitive pressure.

Direct operating income as a percentage of net sales decreased 3.3 percentage points for the year ended December 31, 2018 compared to the year ended December 31, 2017. This decrease was primarily due to higher production costs (Powdered Creamers) and unfavorable pricing due to competitive pressure, partially offset by logistics efficiency and lower expenses due to Structure to Win savings combined with lower expenses due to other cost savings activities.

Meal Solutions

Net sales in the Meal Solutions segment decreased by $166.0 million, or 7.6%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The change in net sales was due to the ongoing efforts to simplify and rationalize low margin SKUs, unfavorable volume/mix (primarily related to Pasta, Pickles, Preserves, Dressings, and Dry Dinners), and the divestiture of the SIF and McCann's businesses. These declines were partially offset by pricing actions taken to recover commodity and freight inflation.

Direct operating income as a percentage of net sales increased 0.9 percentage points for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to pricing actions taken to recover commodity and freight inflation and lower expenses due to Structure to Win savings combined with lower expenses due to other cost savings activities.

Known Trends and Uncertainties

The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We expect these costs to continue to be volatile with an overall long-term upward trend. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities we expect are required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. Additionally, the Company expects to incur additional costs related to compliance with the Nutrition Labeling and Education Act and Bioengineered Labeling Declaration.
Freight rates decreased during 2019 compared to 2018. This decrease in rates was primarily due to added capacity lowering freight rates in the trucking market. The Company attempts to secure freight agreements when available and price accordingly to offset the increase in rates.
The Canadian dollar exposure to revenue is greater than the exposure to input costs for Canadian produced products. As such, an unfavorable Canadian dollar leads to an unfavorable impact to the Company’s operating results. The average exchange rate for fiscal year 2019 compared to fiscal year 2018 between the U.S. and Canadian dollar shows the U.S. dollar strengthened approximately 2.4%, while the exchange rate at December 31, 2019 shows that the U.S. dollar weakened approximately 5.3% as compared to the rate at December 31, 2018. The Company enters hedging arrangements to limit the impact of these fluctuations. In addition to higher input costs, the Company is impacted by the re-measurement of the Canadian dollar denominated intercompany loans and the translation of the Canadian dollar financial statements.

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

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $723.6 million was available under the Revolving Credit Facility as of December 31, 2019. See Note 13 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

The following table is derived from our Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$263.9	$472.1	$465.7
Investing activities of continuing operations	(139.3)	(142.4)	(135.6)
Financing activities of continuing operations	(206.9)	(311.0)	(278.3)
Cash flows from discontinued operations	115.0	15.2	16.1

Operating Activities From Continuing Operations

Our cash provided by operating activities of continuing operations was $263.9 million in 2019 compared to $472.1 million in 2018, a decrease of $208.2 million. The decrease is primarily attributable to lower accounts payable and higher incentive compensation payments partially offset by lower receivables due to the higher use of the Receivables Sales Program (refer to Note 6 to the Consolidated Financial statements for additional information). Accounts payable decreased largely due to the settlement of payables retained as part of the divestiture of the Snacks division.

Our cash provided by operating activities of continuing operations was $472.1 million in 2018 compared to $465.7 million in 2017, an increase of $6.4 million. The increase is primarily attributable to improved working capital management partially offset by higher restructuring program expenses in 2018.

The Company's working capital management emphasis continues to be focused on reducing inventory, driving faster collection of receivables, and extending vendor terms.

Investing Activities From Continuing Operations

Cash used in investing activities of continuing operations was $139.3 million in 2019 compared to $142.4 million in 2018, a decrease in cash used of $3.1 million, driven by lower capital expenditures in 2019 compared to 2018, partially offset by the proceeds from the sale of the McCann's business in 2018.

Cash used in investing activities of continuing operations was $142.4 million in 2018 compared to $135.6 million in 2017, an increase in cash used of $6.8 million, driven by higher capital expenditures in 2018 compared to 2017, partially offset by increased proceeds from divestitures.

Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations was $206.9 million in 2019 compared to $311.0 million in 2018, a decrease in cash used of $104.1 million. The decrease is primarily attributable to repurchases of the 2022 Notes and 2024 Notes (refer to Note 13) and common stock repurchases, which did not recur in 2019, partially offset by early payments of $200.0 million on the Company's term loans during 2019.

Net cash used in financing activities of continuing operations was $311.0 million in 2018 compared to $278.3 million in 2017, an increase in cash used of $32.7 million. The increase is primarily attributable to repurchases of the 2022 Notes and 2024 Notes (refer to Note 13) and common stock repurchases, partially offset by reduced net loan activity under the Revolver during 2018.

Cash Flows From Discontinued Operations

Our cash provided by discontinued operations was $115.0 million in 2019 compared to cash provided of $15.2 million in 2018, an increase in cash provided of $99.8 million. The increase in cash flow during 2019 compared to 2018 is primarily attributable to proceeds received from the sale of the Snacks division and lower inventory.

Our cash provided by discontinued operations was $15.2 million in 2018 compared to $16.1 million in 2017, a decrease in cash provided of $0.9 million. The decrease in cash flow during 2018 compared to 2017 is primarily attributable to lower cash earnings partially offset by lower inventory and lower capital expenditures.

Free Cash Flow From Continuing Operations

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure free cash flow from continuing operations (a Non-GAAP measure) which represents net cash provided by operating activities from continuing operations less capital expenditures.  We believe free cash flow is an important measure of operating performance because it provides management and investors a measure of cash generated from operations that is available for mandatory payment obligations and investment opportunities such as funding acquisitions, repaying debt, and repurchasing our common stock.

The following table reconciles cash flow provided by operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure):

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash flow provided by operating activities from continuing operations	$263.9	$472.1	$465.7
Less: Capital expenditures	(146.8)	(177.4)	(161.6)
Free cash flow from continuing operations	$117.1	$294.7	$304.1

Debt Obligations

At December 31, 2019, we had $458.4 million outstanding under Term Loan A, $681.6 million outstanding under Term Loan A-1, $375.9 million of the 2022 Notes outstanding, $602.9 million of the 2024 Notes outstanding, and $3.9 million of other obligations. In addition, at December 31, 2019, there were $26.4 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Credit Agreement — On December 1, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) which amends, restates, and replaces the Company’s prior credit agreement, dated as of February 1, 2016 (as amended from time to time prior to February 1, 2016, the “Prior Credit Agreement”). As amended, the senior unsecured credit facility includes a revolving credit facility (the “Revolving Credit Facility” or the “Revolver”) and two term loans. The Credit Agreement (1) extended the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1, (2) resized the Revolver from $900 million to $750 million, (3) consolidated three term loans into two, (4) tightened pricing, and (5) modified the fee structure on the Revolving Credit Facility to now calculate based on the unused portion of the commitments under the Revolving Credit Facility rather than the total commitments under the Revolving Credit Facility.

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

The Company’s average interest rate on debt outstanding under its Credit Agreement for the year ended December 31, 2019 was 4.11%. Including the impact of the interest rate swap agreements in effect as of December 31, 2019, the average rate decreased to 3.60%.

Revolving Credit Facility — As of December 31, 2019, $723.6 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of December 31, 2019, there were $26.4 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect domestic subsidiaries: Bay Valley Foods, LLC; Sturm Foods, Inc. (includes Cains Foods, Inc. beginning in the fourth quarter of 2019); S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Company.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future, which are collectively known as the “Guarantor Subsidiaries.”  As of August 1, 2019, Nutcracker Brands, Inc. and Flagstone Foods, Inc. are no longer Guarantor Subsidiaries due to the Snacks division divestiture. During the fourth quarter of 2019, Cains Foods, L.P. was dissolved and Cains GP, LLC was renamed as TreeHouse Foods Services, LLC. The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0. The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75.0 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

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

We are in compliance with all applicable financial debt covenants as of December 31, 2019.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2019:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
	(in millions)
Debt obligations	$2,118.8	$14.0	$403.9	$1,267.5	$433.4
Debt interest payments (1)	375.0	95.9	181.0	96.0	2.1
Finance lease obligations	3.9	1.3	2.1	0.5	—
Purchasing obligations (2)	650.9	517.0	122.7	9.8	1.4
Operating leases	234.2	39.5	62.0	42.3	90.4
Benefit obligations (3)	216.8	20.9	43.5	45.6	106.8
Deferred compensation (4)	14.4	1.2	4.3	2.6	6.3
Unrecognized tax benefit (5)	13.3	4.9	5.7	2.6	0.1
Total	$3,627.3	$694.7	$825.2	$1,466.9	$640.5

(1)	Debt interest payments represent estimated future interest payments based on applicable interest rates at December 31, 2019.

(2)
Purchasing obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are a part of our production process.

(3)	Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.

(4)
Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.

(5)
The unrecognized tax benefit liability recorded by the Company was $13.3 million at December 31, 2019. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrecognized tax benefit included in the tabular reconciliation (see Note 12 to our Consolidated Financial Statements for additional information) was $12.3 million.

In addition to the commitments set forth in the above table, at December 31, 2019, the Company had $26.4 million in letters of credit, the majority of which related to the Company’s workers’ compensation program.

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

See Note 20 to our Consolidated Financial Statements for more information about the Company’s commitments and contingent obligations.

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

Trade Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. This allowance is based on a combination of historical rolling twelve-month average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $37.9 million and $45.7 million at December 31, 2019 and 2018, respectively.

Property, Plant, and Equipment and Other Finite Lived Assets — We evaluate property, plant, and equipment and finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable (a "triggering event"). Indicators of impairment include deteriorations in operating cash flows, the anticipated sale or disposal of an asset group, and other significant changes in business conditions.

Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets were based on expected future cash flows using Level 3 inputs under ASC 820. We can provide no assurance regarding the prospect of additional impairment charges in future periods.

During the second quarter of 2019, due to changes in market price expectations for the sale of the Company's Snacks segment, the Company assessed the recoverability of the carrying value of the long-lived assets associated with the segment. This assessment resulted in total long-lived asset impairment losses of $66.5 million, comprised of $63.2 million of property, plant, and equipment impairment losses and $3.3 million of intangible asset impairment losses. These impairment charges are included in Net loss from discontinued operations in the Consolidated Statements of Operations.

During the third quarter of 2019, our assessment also indicated an impairment in our Cookies and Dry Dinners asset groups driven by the historical and forecasted performance of these businesses. As a result, we recognized $42.8 million of property, plant, and equipment impairment losses and $45.2 million of finite lived intangible asset impairment. The impairment charges are included in Asset impairment in the Consolidated Statements of Operations.

Goodwill and Indefinite Lived Intangible Assets — Goodwill and indefinite lived intangible assets totaled $2,129.3 million as of December 31, 2019, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks, and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized.

The Company has three reporting units, which are the same as our reportable and operating segments.

The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2019. Our assessment did not result in an impairment. Our analysis employed the use of an income approach, corroborated by a market approach. The Company believes the income approach is the most reliable indicator of the fair value of the reporting units. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. The income approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our estimates using the best information available at the time. Discount rates selected for each reporting unit approximated the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The Company's three reporting units all have fair values that the Company considers to be substantially in excess of their carrying values (between 58% and 156%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which consist of trademarks totaling $22.0 million as of December 31, 2019, using the relief from royalty method. Significant assumptions include the royalty rates, growth, margins, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. The fair value of one of our trademarks with a book value of $16.0 million as of December 31, 2019 exceeds its book value by 10%. Based on our plans for this product line, we do not anticipate impairment of this trademark in the foreseeable future. However, if our expectations are not met or certain factors outside of our control, such as discount rates, change then this trademark could become impaired. The remainder of our indefinite-lived trademarks had fair values in excess of book value of greater than 10%. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

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

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP requires that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change frequently. We used a discount rate to determine our estimated future benefit obligations of 3.25% at December 31, 2019. If the discount rate were one percent higher, the pension plan liability would have been approximately 10.6%, or $35.5 million, lower as of December 31, 2019. If the discount rate were one percent lower, the pension plan liability would have been approximately 12.9%, or $43.2 million, higher as of December 31, 2019.

See Note 18 to our Consolidated Financial Statements for more information regarding our employee pension and retirement benefit plans.

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

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per diluted share from continuing operations (“adjusted diluted EPS”) reflects adjustments to GAAP net (loss) income per diluted share from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, restructuring programs, impairment of assets, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of Adjusted Diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Consolidated Statements of Operations, is as follows:

		Year Ended December 31,
		2019	2018	2017
		(unaudited)
Diluted (loss) income per share from continuing operations (GAAP)		$(1.96)	$(0.83)	$1.93
Impairment	(1)	2.28	—	1.02
Restructuring programs	(2)	1.87	2.95	1.28
Mark-to-market adjustments	(3)	0.83	0.40	(0.04)
Litigation matter	(4)	0.44	—	—
Change in regulatory requirements	(5)	0.26	—	—
Multiemployer pension plan withdrawal	(6)	0.08	—	—
Executive management transition	(7)	0.05	0.23	—
Tax indemnification	(8)	0.02	(0.04)	—
Acquisition, integration, divestiture, and related costs	(9)	0.01	(0.24)	1.75
Product recall	(10)	0.01	—	(0.06)
Foreign currency (gain) loss on re-measurement of intercompany notes	(11)	(0.09)	0.11	(0.10)
Debt amendment and repurchase activity	(12)	—	0.12	0.09
Tax reform	(13)	—	—	(1.92)
Taxes on adjusting items		(1.42)	(0.75)	(1.20)
Dilutive impact of shares [1]		0.01	0.02	—
Adjusted diluted EPS from continuing operations (Non-GAAP)		$2.39	$1.97	$2.75
(1) - As reported results reflect a loss for the years ended December 31, 2019 and 2018, all equity awards were considered anti-dilutive and excluded from the EPS calculation.  However, the corresponding adjusted amounts reflect net income, therefore, equity awards are considered dilutive, and an adjustment is required to reflect total dilutive shares of 56.5 million compared to basic shares of 56.2 million and total dilutive shares of 56.5 million compared to basic shares of 56.0 million for the years ended December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, 2018, and 2017, the Company entered into transactions that affected the year-over-year comparison of its financial results that included the following:

(1) In 2019, the Company incurred $129.1 million of non-cash impairment charges related to the Cookies and Dry Dinners asset groups and to the expected disposal loss related to two In-Store Bakery facilities. The impairment charges related to the Cookies and Dry Dinners asset groups is comprised of a non-cash impairment charges of $45.2 million of finite lived intangible asset impairment losses and $42.8 million of property, plant, and equipment impairment losses. The impairment related to the expected disposal loss on the In-Store Bakery facilities is $41.1 million. In 2017, the Company incurred $59.0 million of non-cash impairment charges related to the Bars asset group. Refer to Note 8, Note 9, and Note 10 to our Consolidated Financial Statements for additional details.

(2) The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. During 2019, the Company incurred approximately $105.4 million in restructuring program costs versus $166.7 million in 2018 and $73.6 million in 2017. Refer to Note 3 of the Consolidated Financial Statements for additional information.

(3) The Company’s derivative contracts are marked-to-market each period with the unrealized changes in fair value being recorded in the Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized and included in earnings. The mark-to-market impacts only are treated as non-GAAP adjustments. Refer to Note 21 to our Consolidated Financial Statements for additional details.

(4) During 2019, the Company recognized a $25.0 million accrual related to a litigation matter. The suit’s primary allegation relates to certain purported label misrepresentations as to the nature of its Grove Square coffee products. Refer to Note 20 to our Consolidated Financial Statements for additional details.

(5) During 2019, the Company incurred regulatory compliance costs related to upcoming changes in nutrition labeling requirements. These costs included period expenses associated with changes to our production plan to align with late changes to the regulatory deadline, consulting services, and inventory write-downs.

(6) During 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund. The Company settled the withdrawal in the fourth quarter of 2019 for $4.3 million.

(7) The executive management transition line includes costs related to the CFO transition in 2019 and the CEO transition in 2018. The CFO transition costs primarily relate to severance. The CEO transition costs primarily relate to accelerated stock-based compensation and modification accounting. Refer to Note 16 to our Consolidated Financial Statements for additional details.

(8) The tax indemnification line represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years.  These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.  Refer to Note 12 for additional details.

(9) The acquisition, integration, divestiture, and related costs line represents costs associated with completed and potential divestitures, completed and potential acquisitions, the related integration of the acquisitions, and gains or losses on the divestiture of a business.

(10) The product recall costs (reimbursement) primarily represents recoveries received and ongoing efforts to recover additional insurance proceeds related to an announced voluntary recall of products that occurred in 2016 regarding products that may be impacted by sunflower seeds potentially contaminated with Listeria monocytogenes (L.mono) that were provided by a supplier.

(11) The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains and losses to re-measure the loans at the respective period ends. These charges are non-cash and the loans are eliminated in consolidation.

(12) During 2018, the Company amended its Credit Agreement, resulting in third party costs to complete the transaction. The Company also completed the repurchase of certain of its outstanding debt in 2018.  This activity resulted in the write-off of a portion of deferred financing costs as well as a loss on debt extinguishment. During 2017, the Company refinanced its credit facility including our revolver and related term loans. This activity resulted in the write-off of a portion of deferred financing costs as well as third party costs to complete the transactions.

(13) The tax reform line represents the impact of the Tax Act which was signed into law on December 22, 2017 and made significant changes to the Internal Revenue Code. For the period ending December 31, 2017, the Company recorded a provisional net benefit of $110.6 million, primarily attributable to adjustments to our net deferred tax liability, partially offset with a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The tax impact recorded for the year ended December 31, 2018 was insignificant and the Company considers all provisional amounts to be final.
The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying non-GAAP adjustments.

Adjusted Net Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted EBITDAS from Continuing Operations, Adjusted Net Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations, Adjusted EBITDA Margin from Continuing Operations, and Adjusted EBITDAS Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted net income from continuing operations represents GAAP net (loss) income as reported in the Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.
Adjusted EBIT from continuing operations represents adjusted net income from continuing operations before interest expense, interest income, and income tax expense. Adjusted EBITDA from continuing operations represents adjusted net income from continuing operations before interest expense, interest income, income tax expense, and depreciation and amortization expense. Adjusted EBITDAS from continuing operations represents adjusted EBITDA from continuing operations before non-cash stock-based compensation expense. Adjusted EBIT from continuing operations, adjusted EBITDA from continuing operations, and adjusted EBITDAS from continuing operations are performance measures commonly used by management to assess operating performance, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and/or as a component of our debt covenant calculations.
Adjusted net income margin from continuing operations, adjusted EBIT margin from continuing operations, adjusted EBITDA margin from continuing operations, and adjusted EBITDAS margin from continuing operations are calculated as the respective metric defined above as a percentage of net sales as reported in the Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above.

The following table reconciles the Company’s net (loss) income from continuing operations as presented in the Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, Adjusted EBITDA from continuing operations, and Adjusted EBITDAS from continuing operations for the years ended December 31, 2019, 2018, and 2017:

		Year Ended December 31,
		2019	2018	2017
		(unaudited in millions)
Net (loss) income from continuing operations (GAAP)		$(110.3)	$(46.2)	$111.3
Impairment	(1)	129.1	—	59.0
Restructuring programs	(2)	105.4	166.7	73.6
Mark-to-market adjustments	(3)	47.0	22.5	(2.3)
Litigation matter	(4)	25.0	—	—
Change in regulatory requirements	(5)	14.7	—	—
Multiemployer pension plan withdrawal	(6)	4.3	—	—
Executive management transition	(7)	2.9	13.0	—
Tax indemnification	(8)	1.6	(2.0)	—
Acquisition, integration, divestiture, and related costs	(9)	0.6	(13.5)	100.9
Product recall	(10)	0.3	—	(3.3)
Foreign currency (gain) loss on re-measurement of intercompany notes	(11)	(5.0)	6.2	(5.9)
Debt amendment and repurchase activity	(12)	—	6.8	5.0
Tax reform	(13)	—	—	(110.6)
Less: Taxes on adjusting items		(80.5)	(42.0)	(69.3)
Adjusted net income from continuing operations (Non-GAAP)		135.1	111.5	158.4
Interest expense (excluding debt amendment and repurchase activity)		102.4	105.4	119.1
Interest income		(4.8)	(3.8)	(4.3)
Income tax (benefit) expense		(45.5)	(11.4)	(31.6)
Add: Taxes on adjusting items		80.5	42.0	69.3
Adjusted EBIT from continuing operations (Non-GAAP)		267.7	243.7	310.9
Depreciation and amortization	(14)	206.8	209.1	216.2
Adjusted EBITDA from continuing operations (Non-GAAP)		474.5	452.8	527.1
Stock-based compensation expense	(15)	21.6	20.5	28.1
Adjusted EBITDAS from continuing operations (Non-GAAP)		$496.1	$473.3	$555.2

Adjusted net income margin from continuing operations		3.1%	2.4%	3.3%
Adjusted EBIT margin from continuing operations		6.2%	5.3%	6.4%
Adjusted EBITDA margin from continuing operations		11.1%	9.9%	10.9%
Adjusted EBITDAS margin from continuing operations		11.6%	10.3%	11.4%

		Location in Consolidated Statements of Operations	Year Ended December 31,
			2019	2018	2017
			(unaudited in millions)
(1)	Impairment	Asset impairment	$129.1	$—	$59.0
(2)	Restructuring programs	Other operating expense, net	99.3	149.1	38.1
		Cost of sales	4.4	13.3	35.5
		General and administrative	1.7	4.3	—
(3)	Mark-to-market adjustments	Other expense (income), net	47.0	22.5	(2.3)
(4)	Litigation matter	General and administrative	25.0	—	—
(5)	Change in regulatory requirements	Cost of sales	11.4	—	—
		Selling and distribution	2.8	—	—
		General and administrative	0.5	—	—
(6)	Multiemployer pension plan withdrawal	Cost of sales	4.3	—	—
(7)	Executive management transition	General and administrative	2.9	13.0	—
(8)	Tax indemnification	Other expense (income), net	1.6	(2.0)	—
(9)	Acquisition, integration, divestiture, and related costs	General and administrative	0.3	(0.1)	13.6
		Other operating expense, net	0.3	(13.4)	87.3
(10)	Product recall	Net sales	—	—	(2.3)
		Cost of sales	—	—	(1.0)
		General and administrative	0.3	—	—
(11)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(5.0)	6.2	(5.9)
(12)	Debt amendment and repurchase activity	General and administrative	—	0.2	1.7
		Other expense (income), net	—	4.2	—
		Interest expense	—	2.4	3.3
(13)	Tax reform	Income tax benefit	—	—	(108.2)
		Other expense (income), net	—	—	(2.4)
(14)	Depreciation included as an adjusting item	Cost of sales	2.2	12.1	16.4
		General and administrative	1.6	4.1	0.3
(15)	Stock-based compensation expense included as an adjusting item	General and administrative	1.0	10.3	0.1

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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

In February 2018, the Company entered into an additional $1,625 million of staggered long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Together with the existing $500 million in interest rate swaps, the weighted average fixed interest rate base is approximately 1.54% through 2019; 2.68% from 2019 through 2020; and 2.91% from 2021 through 2025.  The new swaps cover a period of seven years which began on February 28, 2018 and mature on February 28, 2025.  Based on the weighted average rates, the borrowing cost on the swapped principal and revolver will range from 2.94% to 4.96% during the life of the swap agreement based on the credit spreads under the Amended and Restated Credit Agreement.
We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of December 31, 2019. Based on our outstanding debt balance of $1,140.0 million under the Credit Agreement at December 31, 2019, and excluding the impact of the $875 million in interest rate swap agreements that are effective in 2019, each 1% rise in our interest rate would increase our annual interest expense by approximately $11.4 million ($2.7 million including the $875 million in interest rate swap agreements).
Commodity Price Risk
Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the Consolidated Balance Sheets. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio. Based on our analysis, a hypothetical ten percent change in commodity prices would impact the fair value of the portfolio by $46.3 million. We do not utilize financial instruments for trading purposes.
Input Costs
The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing fiscal 2019 to 2018, price decreases in durum, oils, and coffee were more than offset by price increases in sugar, corn syrup, wheat, oats, fruits and packaging (composite cans, corrugate, glass, metal, and cartons). We expect the volatile nature of these costs to continue with an overall long-term upward trend.
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
Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, almonds, oats, palm oil, peppers, rice, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). These ingredients are generally purchased under supply contracts. When entering into contracts for input costs, the Company generally seeks contract lengths between nine and twelve months. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor disputes, transportation delays, political unrest, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass, plastic, corrugated containers, cartons, metal closures, metal cans, and composite cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.
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
Fluctuations in Foreign Currencies
The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. The Company enters into foreign currency contracts to manage a portion of the foreign currency risk related to the purchase of U.S. dollar denominated raw materials by our Canadian subsidiaries. As of December 31, 2019, the Company had $15.9 million of U.S. dollar foreign currency contracts outstanding. At December 31, 2019, a 10% movement in foreign exchange rates would not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Item 8.	Financial Statements and Supplementary Data
The Consolidated Financial Statements for 2019 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), using the modified retrospective transition method.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Asset Impairment - Cookies & Dry Dinners - Refer to Notes 9 and 10 to the financial statements
Critical Audit Matter Description
During the third quarter of 2019, the Company identified triggering events for the Dry Dinners and Cookies asset groups, within its Meal Solutions and Baked Goods segments, respectively, related to historical operating losses, revised forecasts showing continued operating losses, and management’s decision to reduce capital expenditures in these asset groups going forward. Upon identification of these triggering events, the Company performed a recoverability test and concluded the assets within these asset groups were not recoverable. As a result, the Company recognized $42.8 million of property, plant, and equipment impairment losses and $45.2 million of finite-lived intangible asset impairment losses.

We identified the impairment of these assets as a critical audit matter because of the significant estimates and assumptions management makes to identify the triggering events and determine the fair values of the assets. These triggering events and the related impairment losses required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s triggering event analysis and assessment of the fair value of the assets that were impaired.  Fair value evaluation involved the use of real and personal property fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the triggering event analyses and the assessment of the fair values of the assets impaired included the following, among others:

•
We tested the effectiveness of controls over management’s review of the triggering events and long-lived asset impairment analyses, including the review of the triggering event identification, the recoverability test and discounted cash flow analyses, and the impairment loss measurements.

•
We evaluated the reasonableness of management’s triggering event identification including the facts and assumptions for each asset group that were considered as well as the timing of the triggering events.

•
With the assistance of our fair value specialists, we evaluated the Company’s methodology for determining personal property and real property fair value by (1) evaluating the source information and assumptions used by management and (2) developing independent expectations of fair values.

•
We evaluated management’s assumptions and determination that the customer relationship intangible assets related to Cookies and Dry Dinners should be fully impaired by (1) evaluating the source data information and assumptions used by management and (2) testing the mathematical accuracy of the discounted cash flows analyses. We also evaluated management’s allocation methodology to ensure the customer relationships attributable to Cookies and Dry Dinners were determined reasonably.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL
February 13, 2020

We have served as the Company's auditor since 2005.

TREEHOUSE FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$202.3	$164.3
Receivables, net of allowance for doubtful accounts of $0.9 and $1.0	270.6	351.3
Inventories	544.0	615.6
Prepaid expenses and other current assets	44.5	61.0
Assets held for sale	27.0	—
Assets of discontinued operations	131.1	485.8
Total current assets	1,219.5	1,678.0
Property, plant, and equipment, net	1,045.2	1,142.3
Operating lease right-of-use assets	175.3	—
Goodwill	2,107.3	2,107.9
Intangible assets, net	554.7	656.4
Other assets, net	37.4	44.7
Total assets	$5,139.4	$5,629.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$508.4	$577.9
Accrued expenses	273.2	252.5
Current portion of long-term debt	15.3	1.2
Liabilities of discontinued operations	16.5	6.0
Total current liabilities	813.4	837.6
Long-term debt	2,091.7	2,297.4
Operating lease liabilities	158.5	—
Deferred income taxes	101.5	166.1
Other long-term liabilities	143.4	168.2
Total liabilities	3,308.5	3,469.3
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.2 and 56.0 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(83.3)	(83.3)
Additional paid-in capital	2,154.6	2,135.8
(Accumulated deficit) Retained earnings	(157.0)	204.0
Accumulated other comprehensive loss	(84.0)	(97.1)
Total stockholders’ equity	1,830.9	2,160.0
Total liabilities and stockholders’ equity	$5,139.4	$5,629.3

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$4,288.9	$4,587.8	$4,852.6
Cost of sales	3,492.1	3,695.6	3,874.5
Gross profit	796.8	892.2	978.1
Operating expenses:
Selling and distribution	256.9	328.5	345.5
General and administrative	253.2	264.4	283.7
Amortization expense	74.1	80.2	85.5
Asset impairment	129.1	—	59.0
Other operating expense, net	99.6	135.7	125.2
Total operating expenses	812.9	808.8	898.9
Operating (loss) income	(16.1)	83.4	79.2
Other expense (income):
Interest expense	102.4	107.8	122.4
(Gain) loss on foreign currency exchange	(3.5)	8.6	(5.0)
Other expense (income), net	40.8	24.6	(9.7)
Total other expense	139.7	141.0	107.7
Loss before income taxes	(155.8)	(57.6)	(28.5)
Income tax benefit	(45.5)	(11.4)	(139.8)
Net (loss) income from continuing operations	$(110.3)	$(46.2)	$111.3
Net loss from discontinued operations	(250.7)	(18.2)	(390.8)
Net loss	$(361.0)	$(64.4)	$(279.5)

Earnings (loss) per common share - basic:
Continuing operations	$(1.96)	$(0.83)	$1.95
Discontinued operations	(4.46)	(0.33)	(6.84)
Net loss per share basic (1)	$(6.42)	$(1.15)	$(4.89)

Earnings (loss) per common share - diluted:
Continuing operations	$(1.96)	$(0.83)	$1.93
Discontinued operations	(4.46)	(0.33)	(6.78)
Net loss per share diluted (1)	$(6.42)	$(1.15)	$(4.85)

Weighted average common shares:
Basic	56.2	56.0	57.1
Diluted	56.2	56.0	57.6
(1) The sum of the individual per share amounts may not add due to rounding.

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(361.0)	$(64.4)	$(279.5)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12.3	(34.5)	32.2
Pension and postretirement adjustment	0.8	—	7.6
Adoption of ASU 2018-02 reclassification to retained earnings	—	(1.1)	—
Other comprehensive income (loss)	13.1	(35.6)	39.8

Comprehensive loss	$(347.9)	$(100.0)	$(239.7)

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Retained
			Additional	Earnings			Accumulated Other
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Deficit)	Shares	Amount	Loss	Equity
Balance, January 1, 2017 (1)	56.8	$0.6	$2,071.9	$546.5	—	$—	$(101.3)	$2,517.7
Net loss	—	—	—	(279.5)	—	—	—	(279.5)
Other comprehensive income	—	—	—	—	—	—	39.8	39.8
Treasury stock repurchases	—	—	—	—	(0.6)	(28.7)	—	(28.7)
Equity awards exercised	0.4	—	5.1	—	—	—	—	5.1
Stock-based compensation	—	—	30.0	—	—	—	—	30.0
Balance, December 31, 2017	57.2	$0.6	$2,107.0	$267.0	(0.6)	$(28.7)	$(61.5)	$2,284.4
Net loss	—	—	—	(64.4)	—	—	—	(64.4)
Other comprehensive income	—	—	—	—	—	—	(34.5)	(34.5)
Treasury stock repurchases	—	—	—	—	(1.2)	(54.6)	—	(54.6)
Equity awards exercised	0.6	—	(3.6)	—	—	—	—	(3.6)
Stock-based compensation	—	—	32.4	—	—	—	—	32.4
Cumulative effect of accounting change	—	—	—	1.4	—	—	(1.1)	0.3
Balance, December 31, 2018	57.8	$0.6	$2,135.8	$204.0	(1.8)	$(83.3)	$(97.1)	$2,160.0
Net loss	—	—	—	(361.0)	—	—	—	(361.0)
Other comprehensive income	—	—	—	—	—	—	13.1	13.1
Equity awards exercised	0.2	—	(5.0)	—	—	—	—	(5.0)
Stock-based compensation	—	—	23.8	—	—	—	—	23.8
Balance, December 31, 2019	58.0	$0.6	$2,154.6	$(157.0)	(1.8)	$(83.3)	$(84.0)	$1,830.9

(1)
The retained earnings balance has been revised from the amounts previously reported as a result of the change in Pickles inventory valuation method from LIFO to FIFO. Refer to Note 7 for additional information.

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(361.0)	$(64.4)	$(279.5)
Net loss from discontinued operations	(250.7)	(18.2)	(390.8)
Net (loss) income from continuing operations	(110.3)	(46.2)	111.3
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	210.6	225.2	232.9
Asset impairment	129.1	—	59.0
Stock-based compensation	22.6	30.7	28.2
(Gain) loss on divestitures	—	(14.3)	86.0
Unrealized loss (gain) on derivative contracts	47.0	22.5	(2.3)
Deferred income taxes	(63.3)	(16.8)	(130.1)
Other, net	(0.5)	25.2	4.0
Changes in operating assets and liabilities, net of effect of divestitures and acquisitions:
Receivables	80.6	(29.1)	103.3
Inventories	65.5	50.6	23.7
Prepaid expenses and other assets	7.1	32.5	(18.9)
Accounts payable	(80.9)	106.1	(9.6)
Accrued expenses and other liabilities	(43.6)	85.7	(21.8)
Net cash provided by operating activities - continuing operations	263.9	472.1	465.7
Net cash provided by operating activities - discontinued operations	43.8	33.7	40.3
Net cash provided by operating activities	307.7	505.8	506.0
Cash flows from investing activities:
Additions to property, plant, and equipment	(122.7)	(155.0)	(135.5)
Additions to intangible assets	(24.1)	(22.4)	(26.1)
Proceeds from sale of fixed assets	4.8	5.7	8.4
Proceeds from divestitures	—	30.8	18.8
Other	2.7	(1.5)	(1.2)
Net cash used in investing activities - continuing operations	(139.3)	(142.4)	(135.6)
Net cash provided by (used in) investing activities - discontinued operations	71.2	(18.5)	(24.2)
Net cash used in investing activities	(68.1)	(160.9)	(159.8)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	194.1	108.7	676.9
Payments under Revolving Credit Facility	(194.1)	(108.7)	(846.9)
Repurchases of 2022 and 2024 Notes	—	(196.2)	—
Proceeds from refinanced Term Loans	—	—	1,400.0
Payment on other long-term debt	—	—	(0.3)
Payments on finance lease obligations and other debt	(1.9)	(1.2)	(2.3)
Payment of deferred financing costs	—	(2.4)	(4.9)
Payments on Term Loans	(200.0)	(56.5)	(1,477.3)
Repurchases of common stock	—	(54.6)	(28.7)
Receipts related to stock-based award activities	0.7	4.7	12.1
Payments related to stock-based award activities	(5.7)	(8.4)	(6.9)
Other	—	3.6	—
Net cash used in financing activities - continuing operations	(206.9)	(311.0)	(278.3)

Net cash (used in) provided by financing activities - discontinued operations	—	—	—
Net cash used in financing activities	(206.9)	(311.0)	(278.3)
Effect of exchange rate changes on cash and cash equivalents	5.3	(2.4)	2.8
Net increase in cash and cash equivalents	38.0	31.5	70.7
Cash and cash equivalents, beginning of year	164.3	132.8	62.1
Cash and cash equivalents, end of year	$202.3	$164.3	$132.8

Supplemental cash flow disclosures
Interest paid	$110.2	$118.2	$115.4
Net income taxes (refunded) paid	(7.3)	(7.0)	12.4
Non-cash investing activities:
Accrued purchase of property and equipment	$28.8	$19.8	$19.3
Accrued other intangible assets	3.2	6.1	3.2
Right-of-use assets and operating lease obligations recognized at ASU 2016-02 transition	252.5	—	—
Right-of-use assets and operating lease obligations recognized after ASU 2016-02 transition	13.1	—	—
See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2019, 2018, and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its 100% owned direct and indirect subsidiaries (the “Company,” “TreeHouse,” “we,” “us,” or “our”). All intercompany balances and transactions are eliminated in consolidation.

Discontinued Operations — Beginning in the third quarter of 2019, the Company determined that both its Snacks division and its Ready-to-eat ("RTE") Cereal business met the discontinued operations criteria in Accounting Standards Codification ("ASC") 205-20-45 and were classified as discontinued operations. As such, both businesses have been excluded from continuing operations and segment results for all periods presented. Refer to Note 8 for additional information.

Change in Segments — In the first quarter of 2019, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. All prior period information has been recast to reflect this change in reportable segments. Refer to Note 22 for additional information.

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

Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, $72.7 million and $86.4 million, respectively, represents cash and equivalents held in foreign jurisdictions, in local currencies, that are convertible into other currencies.

Inventories — Inventories are stated at the lower of cost or net realizable value. As of April 1, 2019, all the Company's inventory is valued using the FIFO method. The costs of finished goods inventories include raw materials, labor, and overhead costs.

Effective April 1, 2019, the Company changed its method of valuing its Pickle inventory in its Meal Solutions segment from the last-in, first out (LIFO) method to the first-in, first out (FIFO) method. Prior period information included in this Form 10-K has been recast to apply the FIFO method retrospectively. Refer to Note 7 for additional information.

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

We perform impairment tests when circumstances indicate that the carrying value of an asset may not be recoverable. Finance leases are amortized over the shorter of their lease term or their estimated useful lives, and amortization expense is included in depreciation expense. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible and Other Assets — Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

Asset	Useful Life
Customer-related	5 to 20 years
Trademarks	10 to 20 years
Non-competition agreements	Based on the terms of the agreements
Deferred financing costs associated with line-of-credit arrangements	Based on the terms of the agreements
Formulas/recipes	5 to 7 years
Computer software	3 to 10 years

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Foreign Currency Translation and Transactions — The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies and intercompany debt that is not of a long-term investment nature are included in (Gain) loss on foreign currency exchange in the Consolidated Statements of Operations. Gains or losses resulting from intercompany debt that is designated a long-term investment are recorded as a separate component of Stockholders' equity in Accumulated other comprehensive loss.

Restructuring Expenses — Restructuring charges principally consist of severance and other employee separation costs, contract termination costs, accelerated depreciation, professional fees, and certain long-lived asset impairments. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. One-time employee termination benefits for employee severance costs are expensed evenly starting at the communication date over the period during which the employee is required to render service to receive the severance. Ongoing benefit arrangements for employee severance costs are expensed when they become probable and reasonably estimable. Depreciation expense related to assets that will be disposed of or idled as a part of the restructuring activity is accelerated through the expected date of the asset shut down. Restructuring charges are incurred as a component of Operating (loss) income.

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in General and administrative expense in our Consolidated Statements of Operations. Expenditures totaled $18.8 million, $19.2 million, and $27.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The Company adopted these ASUs as of January 1, 2019 under the modified retrospective transition method prescribed by ASU 2018-11. Under this transition method, financial results reported in periods prior to the first quarter of 2019 are unchanged. On a continuing operations basis, the adoption of these ASUs resulted in the recognition of approximately $221.5 million of right-of-use assets and lease liabilities as of January 1, 2019. Also as a result of adoption, the Company reclassified $17.2 million of liabilities and $0.6 million of assets on its Consolidated Balance Sheet as of January 1, 2019 against the operating lease right-of-use asset. The adoption of these ASUs did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

In addition, the Company elected the package of practical expedients permitted by the transition guidance. The adoption of these ASU’s did not have an impact on the Company’s Consolidated Statements of Operations or Cash Flows.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Refer to Note 4 for additional information regarding the Company's leases.

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

The costs by activity for the Restructuring Programs are outlined below:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
TreeHouse 2020	$89.5	$118.4	$51.4
Structure to Win	15.9	44.1	—
Other restructuring and plant closing costs	—	4.2	22.2
Total Restructuring Programs	$105.4	$166.7	$73.6

Expenses associated with these programs are recorded in Cost of sales, General and administrative, and Other operating expense, net in the Consolidated Statements of Operations.  The Company does not allocate costs associated with Restructuring Programs to reportable segments when evaluating the performance of its segments.  As a result, costs associated with Restructuring Programs are not presented by reportable segment. See Note 22 for more information.

Below is a summary of costs by line item for the Restructuring Programs:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cost of sales	$4.4	$13.3	$35.5
General and administrative	1.7	4.3	—
Other operating expense, net	99.3	149.1	38.1
Total	$105.4	$166.7	$73.6

The table below presents the exit cost liability activity as of December 31, 2019:

	Severance	Other Costs	Total Liabilities
	(In millions)
Balance as of December 31, 2018	$19.3	$2.6	$21.9
Expenses recognized	9.1	—	9.1
Cash payments	(22.8)	—	(22.8)
Reclassification due to adoption of ASU 2016-02	—	(2.6)	(2.6)
Balance as of December 31, 2019	$5.6	$—	$5.6

Liabilities as of December 31, 2019 associated with total exit cost reserves relate to severance. The severance liability is included in Accrued expenses in the Consolidated Balance Sheets. Other costs represent early lease termination liabilities. As part of the Company's adoption of ASU 2016-02, these lease termination liabilities were offset with the initial right-of-use asset at transition. Refer to Note 4 for additional information.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Facility Location	Date of Closure Announcement	Full Facility Closure	Primary Products Produced	Primary Segment(s) Affected	Total Costs to Close	Total Cash Costs to Close
					(In millions)
Brooklyn Park, Minnesota	August 3, 2017	Completed in Q4 2017	Dry Dinners	Meal Solutions	$16.1	$9.6
Plymouth, Indiana	August 3, 2017	Completed in Q4 2017	Pickles	Meal Solutions	9.3	3.8
Visalia, California	February 15, 2018	Q1 2019	Pretzels	Baked Goods	22.1	8.8
					$47.5	$22.2

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

Below is a summary of the overall TreeHouse 2020 program costs by type:

	Year Ended December 31,			Cumulative Costs To Date	Total Expected Costs
	2019	2018	2017
		(In millions)
Asset-related	$2.9	$9.2	$33.0	$45.1	$45.1
Employee-related	10.8	36.2	9.1	56.1	57.3
Other costs	75.8	73.0	9.3	158.1	184.4
Total	$89.5	$118.4	$51.4	$259.3	$286.8

For the years ended December 31, 2019, 2018, and 2017, asset-related primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost, severance, and retention; and other costs primarily consisted of consulting costs. Asset-related costs are included in Cost of sales while employee-related and other costs are primarily included in Other operating expense, net of the Consolidated Statements of Operations.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Below is a summary of costs by type associated with the Structure to Win program:

	Year Ended December 31,		Cumulative Costs To Date	Total Expected Costs
	2019	2018
		(In millions)
Asset-related	$1.8	$2.1	$4.0	$4.0
Employee-related	4.8	21.4	26.1	26.2
Other costs	9.3	20.6	29.9	30.2
Total	$15.9	$44.1	$60.0	$60.4

For the years ended December 31, 2019 and 2018, asset-related costs primarily consisted of accelerated depreciation, employee-related costs primarily consisted of severance and retention, and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Consolidated Statements of Operations. There were no costs related to this program during the year ended December 31, 2017.

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

Below is a summary of costs by type associated with the other restructuring and plant closing costs:

	Year Ended December 31,
	2018	2017
	(In millions)
Asset-related	$1.3	$1.3
Employee-related	—	3.2
Other closure costs	0.3	11.8
Total	$1.6	$16.3

For the year ended December 31, 2018, asset-related costs primarily consisted of inventory dispositions. For the year ended December 31, 2017, asset-related costs consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of third-party costs. Asset-related costs are included in Cost of sales and employee-related and other closure costs are recorded in Other operating expense, net in the Consolidated Statements of Operations. There were no costs associated with other restructuring and plant closing costs for the year ended December 31, 2019.

Charges related to other cost reduction activities that are not related to our plant closings above totaled $2.6 million and $5.9 million for the years ended December 31, 2018 and 2017, respectively. These charges were primarily the result of a Private Brands plant closure initiated prior to TreeHouse’s acquisition and severance-related costs.

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

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	December 31, 2019
		(In millions)
Assets
Operating	Operating lease right-of-use assets	$175.3
Finance	Property, plant, and equipment, net	3.9
Total assets		$179.2

Liabilities
Current liabilities
Operating	Accrued expenses	$32.0
Finance	Current portion of long-term debt	1.3
Total current liabilities		33.3
Noncurrent liabilities
Operating	Operating lease liabilities	158.5
Finance	Long-term debt	2.6
Total noncurrent liabilities		161.1
Total lease liabilities		$194.4

Right-of-use assets and their corresponding lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.

Discount Rates

The majority of the Company's leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments for those leases. The Company has elected the practical expedient to apply discount rates to its lease portfolio based on the portfolio approach. The Company grouped the leases into portfolios by remaining lease term.

As of December 31, 2019, the weighted-average discount rates for the Company's operating and finance leases were 4.7% and 3.5%, respectively.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2019, the weighted-average remaining term of the Company's operating and finance leases was 7.9 years and 3.2 years, respectively.

The components of lease expense were as follows:

	Statement of Operations Classification	Year Ended December 31, 2019
		(In millions)
Operating lease cost	Cost of sales and General and administrative	$46.6
Finance lease cost:
Amortization of right-of-use assets	Cost of sales and General and administrative	1.8
Interest on lease liabilities	Interest expense	0.1
Total finance lease cost		1.9
Variable lease cost (1)	Cost of sales and General and administrative	9.3
Net lease cost		$57.8

(1)	Includes short-term leases, which are immaterial.

Rent expense under operating leases was $51.6 million and $50.2 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2019, future maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In millions)
2020	$39.5	$1.4
2021	34.4	1.3
2022	27.6	0.9
2023	23.9	0.3
2024	18.4	0.2
Thereafter	90.4	—
Total lease payments	234.2	4.1
Less: Interest	(43.7)	(0.2)
Present value of lease liabilities	$190.5	$3.9

(1)	Operating lease payments include $3.3 million related to options to extend lease terms that are reasonably certain of being exercised.

As of December 31, 2018, the composition of capital leases, which are reflected as Property, plant, and equipment in the Consolidated Balance Sheets, is as follows:

December 31,
2018
(in millions)
Machinery and equipment	$5.1
Less accumulated amortization	(3.2)
Total	$1.9

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other information related to leases were as follows:

Year Ended December 31, 2019
(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42.0
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	1.9

5. REVENUE RECOGNITION

We manufacture and sell food and beverage products to retailers, distributors, food manufacturers, and the foodservice business. Revenue recognition is completed on a point in time basis when product control is transferred to the customer. In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. Customer contracts generally do not include more than one performance obligation and the performance obligations in our contracts are satisfied within one year. No payment terms beyond one year are granted at contract inception.

Most contracts also include some form of variable consideration. The most common forms of variable consideration include discounts, rebates, and sales returns and allowances. Variable consideration is treated as a reduction in revenue when product revenue is recognized. Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and any recent changes in the market.

The Company does not have significant deferred revenue or unbilled receivable balances arising from transactions with customers. We do not capitalize contract inception costs, as contracts are one year or less. The Company does not incur significant fulfillment costs requiring capitalization. Shipping and handling costs associated with outbound freight are included within Selling and distribution expenses and are accounted for as a fulfillment cost as incurred, including shipping and handling costs after control over a product has transferred to a customer. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $148.3 million, $199.2 million, and $184.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. In addition, any taxes collected on behalf of government authorities are excluded from net revenues.

Segment revenue disaggregated by product category groups are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Retail bakery	$625.7	$685.5	$713.7
Baked products	839.5	865.9	866.7
Total Baked Goods	1,465.2	1,551.4	1,580.4
Beverages	672.0	708.0	745.4
Beverage enhancers	280.4	300.4	328.0
Total Beverages	952.4	1,008.4	1,073.4
Dressings and sauces	917.4	958.2	979.0
Pickles	262.9	294.3	321.6
Pasta and dry dinners	451.7	529.5	571.8
Cereals and other meals (1)	239.3	246.0	321.6
Total Meal Solutions	1,871.3	2,028.0	2,194.0
Unallocated net sales (2)	—	—	4.8
Total net sales	$4,288.9	$4,587.8	$4,852.6
(1) On May 22, 2017, the Company sold the soup and infant feeding business ("SIF"). Included within this category was $59.5 million of SIF related sales for the twelve months ended December 31, 2017.
(2) Represents product recall reimbursements that were received during the twelve months ended December 31, 2017.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. RECEIVABLES SALES PROGRAM

In December 2017 and June 2019, the Company entered into agreements to sell certain trade accounts receivable to two unrelated, third-party financial institutions (collectively, the “Receivables Sales Program”). The agreements can be terminated by either party with 60 days' notice. The Company has no retained interest in the receivables sold under the Program; however, under the agreements the Company does have collection and administrative responsibilities for the sold receivables. Under the Program, the maximum amount of receivables that may be sold at any time is $300.0 million.

Receivables sold under the Program are de-recognized from the Company's Consolidated Balance Sheet at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Consolidated Statements of Cash Flows. The outstanding amount of accounts receivable sold under the Receivables Sales Program was $243.0 million and $177.0 million as of December 31, 2019 and December 31, 2018, respectively.

The loss on sale of receivables was $4.3 million, $3.8 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in Other expense (income), net in the Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of December 31, 2019 or December 31, 2018, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

As of December 31, 2019 and December 31, 2018, the Company had collected but not yet remitted to the financial institutions $158.3 million and $119.3 million, respectively. These amounts were included in Accounts payable in the Consolidated Balance Sheets.

7. INVENTORIES

	December 31,
	2019	2018
	(In millions)
Raw materials and supplies	$205.5	$234.2
Finished goods	338.5	381.4
Total inventories	$544.0	$615.6

In order to align inventory valuation methods across the Company, effective April 1, 2019, the Company changed its method of valuing its Pickle inventory in its Meal Solutions segment from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. After adopting the change, all of the Company's inventory is now valued using the FIFO method. The Company believes that the FIFO method is preferable since it more accurately reflects the current market value of inventory presented on the Company's Consolidated Balance Sheets, improves comparability with the Company's peers, and results in consistency across its operations with respect to the method of inventory valuation. Prior period information included in this Form 10-K has been adjusted to apply the FIFO method retrospectively. As a result of the retrospective change, retained earnings as of January 1, 2017 increased $14.4 million. This change did not affect the Company's previously reported cash flows from operating, investing, or financing activities.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The impact of the change from LIFO to FIFO on the Company's Consolidated Statements of Operations and Comprehensive Loss is summarized below:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)
Cost of sales	$3,691.6	$4.0	$3,695.6	$3,879.3	$(4.8)	$3,874.5
Operating income (loss)	87.4	(4.0)	83.4	74.4	4.8	79.2
Income tax benefit	(10.4)	(1.0)	(11.4)	(137.9)	(1.9)	(139.8)
Net (loss) income from continuing operations	(43.2)	(3.0)	(46.2)	104.5	6.8	111.3
Comprehensive (loss) income	(97.0)	(3.0)	(100.0)	(246.5)	6.8	(239.7)
Net (loss) earnings per common share from continuing operations - basic	$(0.78)	$(0.05)	$(0.83)	$1.83	$0.12	$1.95
Net (loss) earnings per common share from continuing operations - diluted	$(0.78)	$(0.05)	$(0.83)	$1.81	$0.12	$1.93

The impact of the change on the Company's Consolidated Balance Sheets as of December 31, 2018 is as follows:

	Year Ended December 31, 2018
	As Reported	Adjustment	As Adjusted
	(in millions)
Inventories	$591.5	$24.1	$615.6
Deferred income taxes	160.1	6.0	166.1
Retained earnings	185.9	18.1	204.0

8. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued Operations

Snacks

During the second quarter of 2019, due to changes in market price expectations for the sale of the Company's Snacks segment, the Company assessed the recoverability of the carrying value of the long-lived assets associated with the segment. This assessment resulted in total long-lived asset impairment losses of $66.5 million, comprised of $63.2 million of property, plant, and equipment impairment losses and $3.3 million of intangible asset impairment losses. These losses result from the estimated fair value of the Snacks asset group, which was determined by its estimated discounted cash flows. These cash flows represent Level 3 inputs under ASC 820. These impairment charges are included in Net loss from discontinued operations in the Consolidated Statements of Operations.

On August 1, 2019, the Company completed the sale of our Snacks division to Atlas Holdings, LLC. ("Atlas") for $90 million in cash, subject to customary purchase price adjustments. The Company classified the proceeds within Net cash provided by (used in) investing activities - discontinued operations and used the net proceeds of the sale to pay down debt. The Company recognized a non-cash pre-tax loss on the transaction upon closing of $98.4 million, which is recognized as a component of Net loss from discontinued operations in the Consolidated Statements of Operations. For tax purposes, the sale has resulted in an estimated capital loss of $586.9 million. As a result, we have established a deferred tax asset of $149.3 million. A full valuation allowance was recorded against the deferred tax asset as we have not met the accounting requirements for recognition of a benefit at this time. The sale of this business is part of the Company's strategy to pursue portfolio optimization. The Snacks division operated three plants located in Robersonville, North Carolina; El Paso, Texas; and Dothan, Alabama. A fourth plant in Minneapolis, Minnesota was not included with the sale and closed during the third quarter of 2019.

The Company entered into a Transition Services Agreement ("TSA") with Atlas, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA will terminate at various times between six and twelve months from the date of sale and can be renewed with a maximum of an additional twelve-month period for certain services. The income received under the TSA was not material for the year ended December 31, 2019 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Consolidated Statements of Operations

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

depending on the functions being supported by the Company. Except for customary post-closing adjustments and transition services, the Company has no continuing involvement with Atlas subsequent to the completion of the sale.

Ready-to-eat Cereal

On May 1, 2019, the Company entered into a definitive agreement to sell its RTE Cereal business, which until that time had been a component of the Baked Goods reporting segment. The sale of this business is part of the Company's strategy to pursue portfolio optimization. On December 19, 2020, the Federal Trade Commission ("FTC") objected to the sale to Post. On December 23, 2019, the Company and Post then extended the sale agreement until January 31, 2020. On January 13, 2020, the sale to Post was terminated and the Company announced its intention to pursue a sale of the RTE business to alternative buyers.

The Company continues to classify the RTE Cereal business as a discontinued operation as of December 31, 2019. The expected disposal loss for the RTE Cereal business is remeasured each quarter at the lower of carrying value or estimated fair value less costs to sell and is included in the valuation allowance in the balance sheet. The Company has recognized the expected disposal loss as an impairment charge of $74.5 million during the year ended December 31, 2019. The impairment is classified as a component of Net loss from discontinued operations in the Consolidated Statements of Operations. Completion of the sale may be for amounts that could be significantly different from the current fair value estimate. The Company's estimate of fair value will be evaluated and recognized each reporting period until the divestiture is complete.

The Company has reflected the Snacks division (through the date of sale) and RTE Cereal business as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net sales	$638.0	$1,226.6	$1,454.1
Cost of sales	619.5	1,167.4	1,346.9
Selling, general, administrative and other operating expenses	55.2	78.7	103.6
Asset impairment	141.0	—	490.7
Loss on sale of business	98.4	—	—
Operating loss from discontinued operations	(276.1)	(19.5)	(487.1)
Interest and other expense	7.7	11.7	4.1
Income tax benefit	(33.1)	(13.0)	(100.4)
Net loss from discontinued operations	$(250.7)	$(18.2)	$(390.8)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of December 31, 2019 and 2018 include the following:

	December 31, 2019	December 31, 2018
	(in millions)
Inventories	$41.6	$248.2
Prepaid expenses and other assets	—	8.2
Property, plant, and equipment, net	64.4	132.1
Operating lease right-of-use assets	7.5	—
Goodwill	53.5	53.5
Intangible assets	38.6	43.8
Valuation allowance	(74.5)	—
Total assets of discontinued operations	$131.1	$485.8

Accrued expenses and other liabilities	$8.3	$6.0
Operating lease liabilities	8.2	—
Total liabilities of discontinued operations	$16.5	$6.0

Other Divestitures

In-Store Bakery Facilities

During the fourth quarter of 2019, the Company reached the decision to sell two of its In-Store Bakery facilities located in Fridley, Minnesota and Lodi, California, which manufacture breads, rolls, and cakes for in-store retail bakeries and foodservice customers. These two facilities are included within the Baked Goods reporting segment. The Company determined the associated assets met the held for sale accounting criteria as of December 31, 2019 and were classified accordingly in the Consolidated Balance Sheets. These two facilities did not meet the criteria to be presented as a discontinued operation.

The disposal group was measured at fair value, and the Company recognized the expected disposal loss as an impairment charge of $41.1 million during the year ended December 31, 2019, as the fair value was determined to be less than the carrying value of the associated assets, including the related goodwill. The impairment is recognized within Asset impairment in the Consolidated Statements of Operations.

On January 10, 2020, the Company entered into a definitive agreement to sell these facilities. The transaction is subject to customary closing conditions and is expected to close during the second quarter of 2020.

The following table represents detail of assets held for sale as of December 31, 2019:

December 31, 2019
(in millions)
Inventories	$9.4
Property, plant, and equipment, net	40.9
Goodwill	5.7
Intangible assets, net	9.4
Valuation allowance	(41.1)
Total assets held for sale	$24.3

The Company also had $2.7 million of assets classified as held for sale as of December 31, 2019 related to the closure of the Minneapolis, Minnesota facility. The sale of these assets is expected by the third quarter of 2020. There was no impairment related to the reclassification of these assets to assets held for sale.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

McCann's Business

On July 16, 2018, the Company completed the divestiture of its McCann's business. The McCann's business produced steel cut Irish oatmeal and was previously reported within the Meal Solutions segment. This divestiture did not meet the criteria to be presented as a discontinued operation. The Company recognized a gain upon divestiture of $14.3 million within Other operating expense, net in the Consolidated Statements of Operations during the year ended December 31, 2018.

SIF Business

On May 22, 2017, the Company completed the divestiture of its SIF business. The SIF business produced private label condensed and ready-to-serve soup, baby food, and gravies for the Meal Solutions segment. This divestiture did not meet the criteria to be presented as a discontinued operation. The Company recognized a loss upon divestiture of $86.0 million within Other operating expense, net in the Consolidated Statements of Operations during the year ended December 31, 2017.

9. PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2019	2018
	(In millions)
Land	$53.7	$61.6
Buildings and improvements	401.2	421.8
Machinery and equipment	1,230.1	1,201.9
Construction in progress	73.8	99.2
Total	1,758.8	1,784.5
Less accumulated depreciation	(713.6)	(642.2)
Property, plant, and equipment, net	$1,045.2	$1,142.3

During the fourth quarter of 2019, the Company reclassified $40.9 million of property, plant, and equipment to assets held for sale related to the In-Store Bakery facilities divestiture. Refer to Note 8 for additional information.

Asset Impairment

We evaluate property, plant, and equipment and finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. Indicators of impairment include deteriorations in operating cash flows, the anticipated sale or disposal of an asset group, and other significant changes in business conditions.

During 2019, our assessment indicated an impairment in our Cookies and Dry Dinners asset groups driven by the historical and forecasted performance of these businesses. As a result, we recognized $42.8 million of property, plant, and equipment impairment losses and $45.2 million of finite lived intangible asset impairment. The impairment charges are included in Asset impairment in the Consolidated Statements of Operations.

Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets were based on expected future cash flows using Level 3 inputs under ASC 820. We can provide no assurance regarding the prospect of additional impairment charges in future periods.

Depreciation expense was $136.5 million, $145.0 million, and $147.4 million in 2019, 2018, and 2017, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. GOODWILL AND INTANGIBLE ASSETS

As a result of the changes in organizational structure completed in the first quarter of 2019 and sale of the Company's Snacks division during the third quarter of 2019, the Company has three operating segments, which are also its reporting units: Baked Goods, Beverages, and Meal Solutions. See Note 22 for more information regarding the change in segment structure during the first quarter of 2019 and Note 8 for more information regarding the Snacks sale.

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

Changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	Baked Goods	Beverages	Meal Solutions	Total
	(In millions)
Balance at January 1, 2018	$588.7	$716.7	$867.6	$2,173.0
Accumulated impairment losses	(33.0)	—	(11.5)	(44.5)
Divestiture	—	—	(10.6)	(10.6)
Foreign currency translation	—	(4.2)	(5.8)	(10.0)
Balance at December 31, 2018	555.7	712.5	839.7	2,107.9
Reclassification to assets held for sale (1)	(5.7)	—	—	(5.7)
Foreign currency translation	—	2.2	2.9	5.1
Balance at December 31, 2019	$550.0	$714.7	$842.6	$2,107.3

(1) Relates to the reclassification of goodwill allocated to the In-Store Bakery facilities divestiture. Refer to Note 8 for additional information.

The Company performed the annual impairment assessment on goodwill as of December 31, 2019 and 2018, noting no impairment losses.

Upon completion of the annual goodwill impairment analysis as of December 31, 2017, the Company recorded impairment losses of $33.0 million related to the Snacks reporting unit. This reporting unit did not achieve the forecasted results for the year ended December 31, 2017. The Company finalized its budgeting process in the fourth quarter which resulted in reduced future revenue and profitability expectations. The primary factor impacting the future revenue and profitability expectations for the Snacks reporting unit was competitive pressures.  These changes in expectations and the related reductions in discounted future cash flows resulted in book values that exceeded the fair values for these reporting units, which required the recognition of impairment losses. The Company early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, during the fourth quarter of 2017; therefore, the income approach was used to calculate the impairment. This approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed its estimates using the best information available at the time. As a result of the change in organizational structure completed in the first quarter of 2019, the Company allocated this impairment loss from the Snacks reporting unit to the Baked Goods reporting unit. The goodwill impairment losses are included in Asset impairment of the Consolidated Statements of Operations.

Approximately $368.7 million of goodwill is deductible for tax purposes.

Indefinite-lived Intangible Assets

The Company has $22.0 million and $21.4 million of trademarks with indefinite lives as of December 31, 2019 and 2018, respectively.

The Company performed the annual impairment assessment on indefinite-lived intangibles as of December 31, 2019 and 2018, resulting in no impairment losses. The fair value of one of our trademarks with a book value of $16.0 million as of December 31, 2019 exceeds its book value by 10%. Based on our plans for this product line, we do not anticipate impairment of this

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

trademark in the foreseeable future. However, if our expectations are not met or certain factors outside of our control, such as discount rates, change then this trademark could become impaired. The remainder of the Company's indefinite-lived trademarks had fair values in excess of book value of greater than 10%. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Finite-lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets, with finite lives, as of December 31, 2019 and 2018 are as follows.

	December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$778.1	$(355.2)	$422.9	$861.6	$(334.0)	$527.6
Contractual agreements	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	53.0	(27.1)	25.9	52.8	(22.5)	30.3
Formulas/recipes	22.1	(19.2)	2.9	23.4	(17.0)	6.4
Computer software	179.0	(98.0)	81.0	154.4	(83.7)	70.7
Total finite lived intangibles	$1,032.7	$(500.0)	$532.7	$1,092.7	$(457.7)	$635.0

During the fourth quarter of 2019, the Company reclassified $9.4 million of primarily customer-related intangible assets to assets held for sale related to the In-Store Bakery facilities divestiture. Refer to Note 8 for additional information.

The Company routinely evaluates the useful life attributed to its assets. During the second quarter ended June 30, 2019, the Company determined that the useful lives of certain computer software should be increased from seven years to ten years based on historical experience related to the use of this software and our expectation of its future usability. The Company accounted for this as a change in estimate that was applied prospectively, effective as of April 1, 2019. This change in useful life resulted in a reduction of amortization expense of $5.0 million, and an increase in both basic and diluted earnings per share of $0.06, during the twelve months ended December 31, 2019.

Asset Impairment

During the third quarter of 2019, we recognized $45.2 million of finite lived intangible asset impairment. Refer to Note 9 for additional information.

In the fourth quarter of 2017, the Company determined the carrying value of certain long-lived assets may not be recoverable due to the decline in forecasted future cash flows in the Bars asset group within the Snacks segment. As a result, we evaluated long-lived assets for impairment and determined that the book value of the customer-related assets in this asset group were not recoverable. The customer-related assets were determined to have no fair value using an excess earnings approach and an impairment charge of $26.0 million was recorded on all remaining Bars customer-related assets. The excess earnings approach calculates the Company’s earnings above an expected return on the Company’s tangible assets. This approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our earnings estimates using the best information available at the time. No other impairments were identified related to the remaining long-lived assets of asset groups. The impairment is included in Asset impairment in the Consolidated Statements of Operations. As a result of the change in organizational structure completed in the first quarter of 2019, the Company moved the Bars asset group from the Snacks segment to the Baked Goods segment.

There were no other impairments related to finite lived intangibles.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization expense on intangible assets for the next five years is as follows:

(In millions)
2020	$63.9
2021	61.5
2022	58.0
2023	57.6
2024	56.8

11. ACCRUED EXPENSES

Accrued expenses consist of:

	December 31, 2019	December 31, 2018
	(In millions)
Payroll and benefits	$50.4	$108.5
Trade promotion liabilities	37.9	45.7
Operating lease liabilities	32.0	—
Interest	20.0	19.1
Taxes	14.5	9.7
Health insurance, workers' compensation, and other insurance costs	23.9	29.1
Derivative contracts	57.2	20.8
Other accrued liabilities	37.3	19.6
Total	$273.2	$252.5

12. INCOME TAXES
The components of loss before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Domestic	$(154.4)	$(72.5)	$(48.3)
Foreign	(1.4)	14.9	19.8
Loss before income taxes	$(155.8)	$(57.6)	$(28.5)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the 2019, 2018, and 2017 provision for income taxes:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current:
Federal	$13.2	$(9.0)	$(17.7)
State	2.9	5.5	(2.7)
Foreign	1.7	8.9	10.7
Total current	17.8	5.4	(9.7)
Deferred:
Federal	(48.4)	(6.0)	(125.1)
State	(11.8)	(6.6)	(3.6)
Foreign	(3.1)	(4.2)	(1.4)
Total deferred	(63.3)	(16.8)	(130.1)
Total income tax benefit	$(45.5)	$(11.4)	$(139.8)

The following is a reconciliation of income tax benefit computed at the U.S. federal statutory tax rate to the income tax benefit reported in the Consolidated Statements of Operations:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Tax at statutory rate	$(32.7)	$(12.1)	$(10.0)
State income taxes	(7.1)	(0.3)	(4.1)
Tax benefit of cross-border intercompany financing structure	(2.1)	(2.3)	(3.9)
Repatriation of intangibles	(4.6)	—	—
Meals and entertainment	0.2	0.3	0.8
Disallowed officers' compensation	1.6	6.3	0.5
Excess tax benefits related to stock-based compensation	(0.1)	0.8	(2.4)
Section 956 inclusion, Section 78 gross-up	(0.1)	(0.2)	13.2
Goodwill impairment	1.2	—	14.4
Gain on divestiture	—	2.2	—
Remeasurement of deferred tax assets/liabilities	—	(1.0)	(117.6)
Transition tax	(1.9)	(0.4)	9.6
Foreign tax credit	—	(0.1)	(29.7)
Other tax credits	(0.9)	(1.3)	(0.8)
Valuation allowance	3.4	(1.1)	3.5
Uncertain tax positions	(2.5)	(2.9)	(4.5)
Step-up in goodwill tax basis	(0.4)	(0.4)	(1.8)
Return-to-provision	0.1	(0.6)	(6.3)
Other, net	0.4	1.7	(0.7)
Total provision for income taxes	$(45.5)	$(11.4)	$(139.8)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2019	2018
	(In millions)
Deferred tax assets:
Pension and postretirement benefits	$16.7	$18.0
Accrued liabilities	21.4	34.0
Stock compensation	12.6	12.0
Lease liabilities	51.4	—
Interest limitation carryover	30.3	13.3
Loss and credit carryovers	201.7	43.9
Other	27.6	17.1
Total deferred tax assets	361.7	138.3
Valuation allowance	(167.9)	(15.1)
Total deferred tax assets, net of valuation allowance	193.8	123.2

Deferred tax liabilities:
Fixed assets and intangible assets	(238.2)	(284.3)
Lease assets	(50.5)	—
Inventory reserves	(2.5)	(5.0)
Total deferred tax liabilities	(291.2)	(289.3)
Net deferred income tax liability	$(97.4)	$(166.1)

The following table details the Company's tax attributes primarily related to net operating losses, tax credits, and capital losses for which it has recorded deferred tax assets:

Tax Attributes	Gross Attribute Amount	Net Attribute Amount	Expiration Years
	(in millions)
U.S. net operating losses	$1.0	$0.2	2034
Foreign net operating losses	45.5	11.5	2028 – 2039
State net operating losses	204.6	6.8	2021 - 2039
Federal credits	—	14.1	2027
State credits	—	15.4	2020 – 2034
Federal capital loss	586.9	123.2	2024
State capital loss	586.9	26.1	2024
Other		4.4	2022-2036
Total		$201.7

The Company assessed the realizability of its deferred tax assets and has recorded valuation allowances for certain foreign non-capital loss carryforwards, state net operating loss carryforwards, and state tax credit carryforwards that will more likely than not expire unused. In addition, as described in Note 8, the Company has recorded a full valuation allowance against the deferred tax asset of $149.3 million it established for its capital loss resulting from the sale of the Snacks segment.
The Company or one of its subsidiaries files income tax returns in the U.S., Canada, Italy, and various U.S. states. In the U.S. federal jurisdiction, the Company is open to examination for the tax year ended December 31, 2016 and forward; for Canadian purposes, the Company is open to examination for the tax year ended December 31, 2011 and forward; for Italian purposes, the Company is open to examination for the tax years ended May 31, 2015 and forward; and for the various U.S. states the Company is generally open to examination for the tax year ended December 31, 2012 and forward.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our Canadian operations are under exam by the Canadian Revenue Agency (“CRA”) for tax years 2011 through 2015. These examinations are expected to be completed in 2020. In the second quarter of 2019, the Company's Italian subsidiary applied for and received amnesty from the Italian Revenue Agency to settle pending litigation related to its 2007 through 2009, 2013, and 2014 tax years. The settlement resulted in a nominal additional tax payment, which was indemnified by the previous owner of the Italian business. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2020.
During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Unrecognized tax benefits beginning balance	$17.3	$26.4	$31.4
Additions (reductions) based on tax positions related to the current year	—	—	1.1
Additions (reductions) based on tax positions of prior years	(1.1)	(0.6)	0.4
Reductions resulting from dispositions	(1.1)	—	—
Reductions due to statute lapses	(2.8)	(8.3)	(4.6)
Reductions related to settlements with taxing authorities	(0.1)	—	(2.0)
Foreign currency translation	0.1	(0.2)	0.1
Unrecognized tax benefits ending balance	$12.3	$17.3	$26.4

Unrecognized tax benefits are included in Other long-term liabilities of the Consolidated Balance Sheets. Of the amount accrued at December 31, 2019 and 2018, $3.4 million and $3.8 million, respectively, would impact net income when settled. Of the amounts accrued at December 31, 2019 and 2018, $9.9 million and $11.6 million, respectively, relates to unrecognized tax benefits assumed in prior acquisitions, which have been indemnified by the previous owners.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $4.9 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $0.3 million of the $4.9 million would affect net income when settled.

The Company recognizes interest expense (income) and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2019, 2018, and 2017, the Company recognized $(0.2) million, $(0.2) million, and $0.9 million of interest and penalties in income tax expense from continuing operations, respectively. The Company has accrued approximately $3.9 million and $4.2 million for the payment of interest and penalties at December 31, 2019 and 2018, respectively, of which $3.7 million and $4.1 million is indemnified.

13. LONG-TERM DEBT

	December 31,
	2019	2018
	(In millions)

Term Loan A	$458.4	$488.8
Term Loan A-1	681.6	851.2
2022 Notes	375.9	375.9
2024 Notes	602.9	602.9
Finance leases	3.9	2.5
Total outstanding debt	2,122.7	2,321.3
Deferred financing costs	(15.7)	(22.7)
Less current portion	(15.3)	(1.2)
Total long-term debt	$2,091.7	$2,297.4

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The scheduled maturities of outstanding debt, excluding deferred financing costs, at December 31, 2019 are as follows (in millions):

2020	$15.3
2021	15.2
2022	390.8
2023	659.9
2024	608.1
Thereafter	433.4
Total outstanding debt	$2,122.7

During the year ended December 31, 2018, the Company repurchased $24.1 million and $172.1 million of its 2022 Notes and 2024 Notes, respectively.  The Company wrote off $2.4 million of debt issuance costs and recorded a loss on debt extinguishment of $4.2 million related to the repurchases, recorded within Interest expense and Other expense (income), net of the Consolidated Statement of Operations, respectively. There were no amounts repurchased during the years ended December 31, 2019 or 2017.

Credit Agreement

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

The Company’s average interest rate on debt outstanding under its Credit Agreement for the year ended December 31, 2019 was 4.11%. Including the impact of the interest rate swap agreements in effect as of December 31, 2019, the average rate decreased to 3.60%.

Revolving Credit Facility — As of December 31, 2019, $723.6 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of December 31, 2019, there were $26.4 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and accrues at a rate ranging from 0.20% to 0.35%.

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect domestic subsidiaries: Bay Valley Foods, LLC; Sturm Foods, Inc. (includes Cains Foods, Inc. beginning in the fourth quarter of 2019); S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Company.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future, which are collectively known as the “Guarantor Subsidiaries.”  As of August 1, 2019, Nutcracker Brands, Inc. and Flagstone Foods, Inc. are no longer Guarantor Subsidiaries due to the Snacks division divestiture. During the fourth quarter of 2019, Cains Foods, L.P. was dissolved and Cains GP, LLC was renamed as TreeHouse Foods Services, LLC. The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0. The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75.0 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Fair Value - At December 31, 2019, the aggregate fair value of the Company's total debt was $2,146.1 million and its carrying value was $2,118.8 million. At December 31, 2018, the aggregate fair value of the Company's total debt was $2,311.3 million and its carrying value was $2,318.8 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair values of the Company's 2022 Notes and 2024 Notes were estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

Finance Lease Obligations and Other — The Company owes $3.9 million related to finance leases. Finance lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed. Refer to Note 4 for additional information regarding the Company's finance leases.

Deferred Financing Costs – As of December 31, 2019 and December 31, 2018, deferred financing costs of $15.7 million and $22.7 million were included as a direct deduction from outstanding long-term debt. Fees associated with the Revolving Credit Facility are presented in Other assets, net.

14. STOCKHOLDERS' EQUITY

Common Stock — The Company has authorized 90 million shares of common stock with a par value of $0.01 per share. No dividends have been declared or paid.

Share Repurchase Authorization — On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company was authorized to enter into an administrative repurchase plan for $50 million of the $400 million in fiscal 2018. The administrative repurchase plan expired as of December 31, 2018. The Company continues to have the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization. Any shares repurchased will be held as treasury stock.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no amounts repurchased during the year December 31, 2019. For the year ended December 31, 2018, the Company repurchased approximately 1.2 million shares of common stock for a total of $54.6 million. For the year ended December 31, 2017, the Company repurchased approximately 0.6 million shares of common stock for a total of $28.7 million.

Preferred Stock — The Company has authorized 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

15. EARNINGS PER SHARE

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Weighted average common shares outstanding	56.2	56.0	57.1
Assumed exercise/vesting of equity awards (1)	—	—	0.5
Weighted average diluted common shares outstanding	56.2	56.0	57.6

(1)
Incremental shares from equity awards are computed by the treasury stock method. For the years ended December 31, 2019 and 2018, weighted average common shares outstanding is the same for the computations of basic and diluted shares because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.6 million, 1.7 million, and 1.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

16. STOCK-BASED COMPENSATION
The Board of Directors adopted, and the Company’s Stockholders approved, the “TreeHouse Foods, Inc. Equity and Incentive Plan” (the “Plan”). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The number of shares authorized to be awarded under the Plan is approximately 17.5 million, of which approximately 5.1 million remain available at December 31, 2019.
Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net (loss) income from continuing operations was as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Compensation expense related to stock-based payments	$22.6	$30.7	$28.2
Related income tax benefit	5.8	7.7	10.4

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options — The following table summarizes stock option activity during 2019:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at January 1, 2019	1,720	$75.24	4.8	$1.1
Forfeited	(52)	84.89
Exercised	(13)	51.54
Expired	(127)	81.40
Outstanding, at December 31, 2019	1,528	74.58	3.7	0.8
Vested/expected to vest, at December 31, 2019	1,519	74.53	3.7	0.8
Exercisable, at December 31, 2019	1,479	74.28	3.6	0.8

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Intrinsic value of stock options exercised	$0.1	$3.8	$12.1
Tax benefit recognized from stock option exercises	—	0.7	4.6

Future compensation costs related to unvested options totaled $0.3 million at December 31, 2019 and will be recognized over the remaining vesting period of the grants, which averages 0.3 years. The weighted average grant date fair value of options granted in 2017 was $25.56. There were no options granted in 2019 or 2018.
Stock options granted under the plan generally have a three year vesting schedule, vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.
Stock options are valued using the Black-Scholes option pricing model. Expected volatilities are based on historical volatilities of the Company’s stock price. The risk-free interest rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based our expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. Under this approach the expected term is 6.0 years. The assumptions used to calculate the value of the stock option awards granted in 2017 are presented as follows (no stock options were granted in 2019 or 2018):

2017
Weighted average expected volatility	26.74%
Weighted average risk-free interest rate	2.07%
Expected dividends	—%
Expected term	6.0 years

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of December 31, 2019, the amount of director restricted stock units that have been earned and deferred totaled 91,660 units.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the restricted stock unit activity during the year ended December 31, 2019:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at January 1, 2019	685	$52.20	129	$53.75
Granted	382	62.64	24	66.79
Vested	(279)	59.73	(37)	39.01
Forfeited	(173)	54.70	—	—
Outstanding, at December 31, 2019	615	54.58	116	58.30

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Fair value of vested restricted stock units	$19.5	$16.6	$14.0
Tax benefit recognized from vested restricted stock units	3.7	2.5	5.1

Future compensation costs related to restricted stock units are approximately $18.9 million as of December 31, 2019 and will be recognized on a weighted average basis over the next 1.9 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.
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

The following table summarizes the performance unit activity during the year ended December 31, 2019:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at January 1, 2019	176	$71.49
Granted	390	61.88
Vested	(17)	98.28
Forfeited	(67)	82.24
Unvested, at December 31, 2019	482	61.28

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Fair value of vested performance units	$0.9	$7.6	$7.8
Tax benefit recognized from performance units vested	0.2	0.1	2.5

Future compensation costs related to the performance units are estimated to be approximately $15.1 million as of December 31, 2019, and are expected to be recognized over the next 2.0 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at January 1, 2017	$(89.4)	$(11.9)	$(101.3)
Other comprehensive income	32.2	1.5	33.7
Reclassifications from accumulated other comprehensive loss (3)	—	6.1	6.1
Other comprehensive income	32.2	7.6	39.8
Balance at December 31, 2017	(57.2)	(4.3)	(61.5)
Other comprehensive loss	(34.5)	(0.5)	(35.0)
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Reclassifications from accumulated other comprehensive loss - Adoption of ASU 2018-02	—	(1.1)	(1.1)
Other comprehensive loss	(34.5)	(1.1)	(35.6)
Balance at December 31, 2018	(91.7)	(5.4)	(97.1)
Other comprehensive income	12.3	0.3	12.6
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Other comprehensive income	12.3	0.8	13.1
Balance at December 31, 2019	$(79.4)	$(4.6)	$(84.0)

(1)	The tax impact of the foreign currency translation adjustment was insignificant for the years ended December 31, 2019 and 2018. There was no tax impact for the year ended December 31, 2017.

(2)
The unrecognized pension and postretirement benefits reclassification is presented net of tax of $0.2 million for both of the years ending December 31, 2019 and 2018, and $4.7 million for the year ended December 31, 2017.

(3)	Refer to Note 18 for additional information regarding these reclassifications.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS
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
Defined Contribution Plans — Certain of our union and non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. On a continuing operations basis, for 2019, 2018, and 2017, the Company made matching and profit sharing contributions to the plans of $19.4 million, $19.3 million, and $20.7 million, respectively.

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

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2019 and 2018 is for the plan’s years ended December 31, 2018, and 2017, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject. The Company began participating in the Bakery and Confectionery Union and Industry International Pension Fund and the Retail, Wholesale and Department Store International Union and Industry Pension Fund in 2016 as a result of the acquisition of the Private Brands Business. There have been no other significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table lists information about the Company's individually significant multiemployer pension plans:

		Pension Protection Act Zone Status			TreeHouse Foods				Expiration Date
	EIN / Pension	Plan Year Ended December 31,		FIP Implemented	Contributions (in millions)			Surcharge Imposed	Of Collective Bargaining
Plan Name	Plan Number	2018	2017	(yes or no)	2019	2018	2017	(yes or no)	Agreement(s)
Bakery and Confectionery
Union and Industry									12/4/2020
International Pension Fund	52-6118572 / 001	Red	Red	Yes	$1.5	$1.4	$1.7	Yes	7/25/2020
Central States Southeast and
Southwest Areas Pension
Fund	36-6044243 / 001	Red	Red	Yes	1.0	0.8	0.7	Yes	12/31/2022
Retail, Wholesale and
Department Store
International Union and
Industry Pension Fund	63-0708442 / 001	Red	Red	Yes	0.3	0.6	0.5	Yes	(1)
Rockford Area Dairy
Industry Local 754, Intl.
Brotherhood of Teamsters
Retirement Pension Plan	36-6067654 / 001	Green	Green	No	0.5	0.5	0.4	No	4/30/2021
Western Conference of
Teamsters Pension Fund	91-6145047 / 001	Green	Green	No	—	0.8	(1.0)	No	(2)

(1)
During 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund and settled a withdrawal liability of $4.3 million.

(2)
The Company partially withdrew from the Western Conference of Teamsters Pension Plan Trust as a result of the closure of its City of Industry, California facility during 2016. As a result, there is no collective bargaining agreement related to this plan.

No other withdrawal liabilities were established related to multiemployer pension plans, as withdrawal from the remaining plans is not probable as of December 31, 2019.
The Company was listed in the following plan’s Form 5500 as providing more than 5.0% of the total contributions for the following plan and plan years:

Years Contribution to Plan Exceeded
5% of Total Contributions
Plan Name:	(as of December 31 of the Plan's Year-End)
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	2019, 2018, and 2017

Other Postretirement Benefits — Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2020 contributions to its postretirement benefit plans will be $1.6 million. The measurement date for the other postretirement benefit plans is December 31.
The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $0.2 million, $1.5 million, and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At December 31, 2019, our master trust was invested as follows: investments in equity securities were at 40%; investments in fixed income were at 53%; investments in hedge funds were at 6%; and cash equivalents were less than 1%. We believe the allocation of our master trust investments as of December 31, 2019 is generally consistent with the targets set forth by our Investment Committee.
The fair value of the Company’s pension plan assets at December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
	(in millions)
Equity funds (a)	$118.4	$90.6
Fixed income funds (b)	157.3	143.6
Alternative funds (c)	16.5	16.1
Cash and equivalents (d)	1.8	1.7
	$294.0	$252.0
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

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Income Security Act of 1974, as amended. The Company estimates that its 2020 contributions to its pension plans will be $2.2 million.  The measurement date for the defined benefit pension plans is December 31.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2019 and 2018:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
	(in millions)
Change in benefit obligations:
Benefit obligation, at beginning of year	$300.0	$325.2	$28.1	$33.8
Service cost	1.5	1.9	—	—
Interest cost	12.2	11.9	1.1	1.2
Curtailment (1)	(0.5)	—	—	—
Actuarial losses (gains) (2)	40.3	(19.8)	(0.1)	(5.1)
Benefits paid	(17.5)	(19.2)	(1.6)	(1.8)
Benefit obligation, at end of year	$336.0	$300.0	$27.5	$28.1
Change in plan assets:
Fair value of plan assets, at beginning of year	$252.0	$278.8	$—	$—
Actual gain (loss) on plan assets	55.8	(10.0)	—	—
Company contributions	3.7	2.4	1.6	1.8
Benefits paid	(17.5)	(19.2)	(1.6)	(1.8)
Fair value of plan assets, at end of year	$294.0	$252.0	$—	$—
Funded status of the plan	$(42.0)	$(48.0)	$(27.5)	$(28.1)
Amounts recognized in the Consolidated Balance Sheets:
Current liability	$(0.7)	$(0.7)	$(1.6)	$(1.8)
Non-current liability	(41.3)	(47.3)	(25.9)	(26.3)
Net amount recognized	$(42.0)	$(48.0)	$(27.5)	$(28.1)
Amounts recognized in Accumulated other comprehensive income (loss):
Net actuarial loss (gain)	$5.8	$6.6	$(0.2)	$(0.2)
Prior service cost	0.5	0.7	—	—
Total, before tax effect	$6.3	$7.3	$(0.2)	$(0.2)
(1) Curtailment relates to the closure of the Company's Battle Creek, Michigan facility.
(2) The change in actuarial loss (gain) was primarily due to the decrease in discount rates from 4.40% as of December 31,
          2018 to 3.25% as of December 31, 2019.

	Pension Benefits
	2019	2018
	(in millions)
Accumulated benefit obligation	$333.9	$296.7
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	3.25%	4.40%
Rate of compensation increases	3.50%-4.00%	3.50%-4.00%

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2019 and 2018 are as follows:

	2019		2018
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rates:
Health care cost trend rate for next year	7.29%	8.16%	7.32%	8.21%
Ultimate rate	4.50%	4.50%	4.50%	4.50%
Discount rate	3.25%	3.25%	4.40%	4.40%
Year ultimate rate achieved	2028	2028	2026	2026

The following table summarizes the net periodic cost of our pension and postretirement benefit plans for the years ended December 31, 2019, 2018, and 2017:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
	(in millions)			(in millions)
Components of net periodic costs:
Service cost	$1.5	$1.9	$3.6	$—	$—	$—
Interest cost	12.2	11.9	14.7	1.1	1.2	1.2
Expected return on plan assets	(15.2)	(15.6)	(17.4)	—	—	—
Amortization of unrecognized prior service cost	0.5	0.2	0.2	—	—	—
Amortization of unrecognized net loss	0.2	0.5	0.9	—	—	—
Settlement expense	—	—	0.2	—	—	—
Curtailment income (1)	(0.5)	—	(1.4)	—	—	—
Net periodic (benefit) cost	$(1.3)	$(1.1)	$0.8	$1.1	$1.2	$1.2

(1) A curtailment gain was recognized during 2019 related to the closure of the Company's Battle Creek, Michigan facility. A curtailment gain was recognized during 2017 related to the freeze of several defined benefit pension plans.

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	4.40%	3.70%	4.25%	4.40%	3.70%	4.25%
Rate of compensation increases	3.50%-4.00%	3.50%-4.00%	3.50%-4.00%	—	—	—
Expected return on plan assets	5.91%	5.80%	6.00%	—	—	—

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(in millions)
2020	$19.3	$1.6
2021	19.9	1.6
2022	20.3	1.7
2023	20.9	1.7
2024	21.3	1.7
2025-2029	98.1	8.7

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Most of our employees are not eligible for postretirement medical benefits and of those that are, the majority are covered by a multiemployer plan in which expenses are paid as incurred. The effect on those covered by plans for which we maintain a liability was not significant.

19. OTHER OPERATING EXPENSE, NET
The Company incurred other operating expense for the years ended December 31, 2019, 2018, and 2017, which consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Restructuring programs (1)	$99.3	$149.1	$38.1
(Gain) loss on divestitures (2)	—	(14.3)	86.0
Other	0.3	0.9	1.1
Total other operating expense, net	$99.6	$135.7	$125.2

(1) Refer to Note 3 for additional information.
(2) Refer to Note 8 for additional information.

20. COMMITMENTS AND CONTINGENCIES
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

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees’ Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court’s order appointing Public Employees’ Retirement Systems of

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees’ defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees’ defendants filed their answer to the amended complaint.  On April 23, 2018, the parties filed a joint status report with the Court, which set forth a proposed discovery and briefing schedule for the Court’s consideration.  On July 13, 2018, lead plaintiff filed a motion to certify the class, and defendants filed their response in opposition to the motion to certify the class on October 8, 2018. On November 12, 2018, the parties filed an agreed motion to stay proceedings to allow them to explore mediation. The motion was granted on November 19. The parties thereafter engaged in mediation but failed to resolve the dispute. On March 29, 2019, the parties resumed litigation by filing an agreed motion for extension of time, which was granted on April 9. Under that schedule, lead plaintiff filed its reply class certification brief on May 17, 2019. No hearing on class certification has been set and the motion for class certification remains pending. The Public Employees’ defendants thereafter completed their production of documents, and on December 16, 2019, the parties agreed to extend the schedule 90 days. This agreed motion was granted on December 25, 2019. Under this schedule, the deadline to file document discovery motions is now March 16, 2020; the deadline to complete fact discovery (including depositions) is June 8, 2020; and opening expert reports must be served by July 27, 2020, followed by rebuttal reports and expert discovery. Summary judgment briefing will occur February 17, 2021 through May 12, 2021.

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

In 2011, the Company’s Sturm Foods, Inc. business was sued in an action captioned Suchanek et al v. Sturm Foods, Inc. and TreeHouse, Inc. and the suit was followed by several class action proceedings in eight states which were consolidated into one case pending in federal court in East St. Louis, Illinois. The suit’s primary allegation relates to certain purported label misrepresentations as to the nature of its Grove Square coffee products. Without admitting liability or fault, the Company entered into a settlement agreement with all related parties and matters in the amount of $25.0 million. The court has preliminarily approved the settlement which is administratively proceeding per the settlement agreement. The court has scheduled a hearing in April 2020 to address final approval of the settlement.

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

21. DERIVATIVE INSTRUMENTS
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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2019, the Company had entered into $1.8 billion of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $1.8 billion in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 1.54% through 2019; 2.68% from 2019 through 2020; and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recorded in the Consolidated Statements of Operations.

Foreign Currency Risk — Due to the Company’s foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recorded in the Consolidated Statements of Operations. As of December 31, 2019, the Company had $15.9 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2020.

Commodity Risk — Certain commodities the Company uses in the production and distribution of its products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Consolidated Balance Sheets, with changes in value being recorded in the Consolidated Statements of Operations.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, corn, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of December 31, 2019, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2020 and 2021; 16.5 million gallons of diesel, expiring throughout 2020; 5.7 million dekatherms of natural gas, expiring throughout 2020.

The following table identifies the fair value of each derivative instrument:

	December 31,
	2019	2018
	(In millions)
Asset derivatives
Commodity contracts	$0.8	$0.6
Foreign currency contracts	—	1.5
Interest rate swap agreements	0.8	10.1
	$1.6	$12.2
Liability derivatives
Commodity contracts	$0.6	$1.8
Foreign currency contracts	0.1	—
Interest rate swap agreements	56.5	19.0
	$57.2	$20.8

As of December 31, 2019 and 2018, asset derivatives are included within Other assets, net and liability derivatives are included within Accrued expenses in the Consolidated Balance Sheets.
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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recorded the following gains and losses on our derivative contracts in the Consolidated Statements of Operations:

	Location of Gain (Loss)	Year Ended December 31,
	Recognized in Net Income (Loss)	2019	2018	2017
		(In millions)
Mark-to-market unrealized (loss) gain:
Commodity contracts	Other expense (income), net	$1.5	$(2.7)	$1.0
Foreign currency contracts	Other expense (income), net	(1.6)	1.0	(0.2)
Interest rate swap agreements	Other expense (income), net	(46.9)	(20.8)	1.5
Total unrealized (loss) gain		$(47.0)	$(22.5)	$2.3
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$1.5	$3.7	$0.8
Foreign currency contracts	Cost of sales	0.5	1.6	(0.6)
Interest rate swap agreements	Interest expense	6.5	5.5	1.1
Total realized gain		$8.5	$10.8	$1.3
Total (loss) gain		$(38.5)	$(11.7)	$3.6

22. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
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

During the third quarter of 2019, the Company completed the sale of its Snacks segment and classified the Snacks segment and RTE Cereal business as discontinued operations. Values presented below are on a continuing operations basis, with prior period information recast to reflect the change. Refer to Note 8 for additional information regarding discontinued operations.

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

On a continuing operations basis, our segments are as follows:

Baked Goods – Our Baked Goods segment sells bars; candy; cookies; crackers; in-store bakery products; pita chips; pretzels; refrigerated dough; and retail griddle waffles, pancakes, and French toast.

Beverages – Our Beverages segment sells broths; liquid non-dairy creamer; non-dairy powdered creamers; powdered drinks; ready-to-drink coffee; single serve hot beverages; specialty teas, and sweeteners.

Meal Solutions – Our Meal Solutions segment sells aseptic cheese and pudding products; baking and mix powders; hot cereals; jams, preserves, and jellies; macaroni and cheese; mayonnaise; Mexican, barbeque, and other sauces; pasta; pickles and related products; powdered soups and gravies; refrigerated and shelf stable dressings and sauces; skillet dinners; and table and flavored syrups.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1.

Financial information relating to the Company’s reportable segments on a continuing operations basis, revised to reflect the new segment structure, is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net sales to external customers:
Baked Goods	$1,465.2	$1,551.4	$1,580.4
Beverages	952.4	1,008.4	1,073.4
Meal Solutions	1,871.3	2,028.0	2,194.0
Unallocated (1)	—	—	4.8
Total	$4,288.9	$4,587.8	$4,852.6
Direct operating income:
Baked Goods	$161.4	$142.9	$180.9
Beverages	167.0	180.3	226.9
Meal Solutions	227.1	253.5	254.8
Total	555.5	576.7	662.6
Unallocated selling, general, and administrative expenses	(252.3)	(266.3)	(294.8)
Unallocated cost of sales (2)	(16.5)	(11.1)	(23.7)
Unallocated corporate expense and other (3)	(302.8)	(215.9)	(264.9)
Operating (loss) income	$(16.1)	$83.4	$79.2
Depreciation:
Baked Goods	$53.7	$61.6	$47.9
Beverages	28.8	26.6	22.2
Meal Solutions	46.5	43.5	40.7
Corporate office (4)	7.5	13.3	36.6
Total	$136.5	$145.0	$147.4

(1)	Represents product recall reimbursements that were received during the year ended December 31, 2017.

(2)	Includes charges related to restructurings and other costs managed at corporate.

(3)	Includes asset impairments.

(4)	Includes accelerated depreciation related to restructurings.
Geographic Information — The Company had revenues from customers outside of the United States of approximately 7.3%, 10.3%, and 10.5% of total consolidated net sales in 2019, 2018, and 2017, respectively, with 5.8%, 8.7%, and 8.8% of total consolidated net sales going to Canada in 2019, 2018, and 2017, respectively. Sales are determined based on the customer destination where the products are shipped.
Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

	December 31,
	2019	2018
	(in millions)
Long-lived assets:
United States	$899.6	$998.5
Canada	129.1	125.9
Other	16.5	17.9
Total	$1,045.2	$1,142.3

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Major Customers — Walmart Inc. and affiliates accounted for approximately 24.4%, 23.6%, and 23.1% of consolidated net sales in 2019, 2018, and 2017, respectively. No other customer accounted for more than 10% of our consolidated net sales.

When taking into account those receivables sold under our Receivables Sales Program (refer to Note 6 for more information), total trade receivables with the following customers represented more than 10% of our total trade receivables as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Costco	18.2%	(1)
Aldi	(1)	12.0%

(1) Less than 10% of our total trade receivables.

23. QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2019:

	Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)
Fiscal 2019
Net sales	$1,066.8	$1,025.3	$1,057.3	$1,139.5
Gross profit	196.2	189.2	186.3	225.1
(Loss) income before income taxes from continuing operations	(21.4)	(56.9)	(97.4)	19.9
Net (loss) income from continuing operations	(14.5)	(50.1)	(61.0)	15.3
Net (loss) income from discontinued operations	(12.4)	(121.7)	(116.8)	0.2
Net (loss) income	(26.9)	(171.8)	(177.8)	15.5
Earnings (loss) per common share - basic:
Continuing operations	$(0.26)	$(0.89)	$(1.08)	$0.27
Discontinued operations	(0.22)	(2.16)	(2.07)	—
Net (loss) earnings per share - basic (1)	$(0.48)	$(3.05)	$(3.16)	$0.27
Earnings (loss) per common share - diluted:
Continuing operations	$(0.26)	$(0.89)	$(1.08)	$0.27
Discontinued operations	(0.22)	(2.16)	(2.07)	—
Net (loss) earnings per share - diluted (1)	$(0.48)	$(3.05)	$(3.16)	$0.27

(1)
The sum of the individual per share amounts may not add due to rounding. In addition, the sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of our unaudited quarterly results of operations for 2018:

	Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)
Fiscal 2018
Net sales	$1,158.9	$1,117.5	$1,117.9	$1,193.5
Gross profit	211.6	215.1	214.0	251.5
(Loss) income before income taxes from continuing operations	(44.1)	(25.8)	15.2	(2.9)
Net (loss) income from continuing operations	(34.5)	(19.5)	12.2	(4.4)
Net income (loss) from discontinued operations	0.9	—	(9.6)	(9.5)
Net (loss) income	(33.6)	(19.5)	2.6	(13.9)
Earnings (loss) per common share - basic:
Continuing operations	$(0.61)	$(0.35)	$0.22	$(0.08)
Discontinued operations	0.02	—	(0.17)	(0.17)
Net (loss) earnings per share - basic (1)	$(0.59)	$(0.35)	$0.05	$(0.25)
Earnings (loss) per common share - diluted:
Continuing operations	$(0.61)	$(0.35)	$0.22	$(0.08)
Discontinued operations	0.02	—	(0.17)	(0.17)
Net (loss) earnings per share - diluted (1)	$(0.59)	$(0.35)	$0.05	$(0.25)

(1)
The sum of the individual per share amounts may not add due to rounding. In addition, the sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
24. GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
The 2022 Notes and 2024 Notes are fully and unconditionally, as well as jointly and severally, guaranteed by our directly and indirectly owned domestic subsidiaries, which are collectively known as the “Guarantor Subsidiaries”. Bay Valley Foods, LLC, which is a 100% owned direct subsidiary, maintains 100% direct and indirect ownership of the following Guarantor Subsidiaries: Sturm Foods, Inc. (includes Cains Foods, Inc. beginning in the fourth quarter of 2019); S.T. Specialty Foods, Inc.; Associated Brands, Inc.; Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc. (formerly Ralcorp Holdings, Inc.); American Italian Pasta Company.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future. As of August 1, 2019, Nutcracker Brands, Inc. and Flagstone Foods, Inc. are no longer Guarantor Subsidiaries due to the Snacks division divestiture. During the fourth quarter of 2019, Cains Foods, L.P. was dissolved and Cains GP, LLC was renamed as TreeHouse Foods Services, LLC. Prior periods presented in this Note have not been recast to adjust for these changes in guarantor status in order to portray the operational history of the guarantors.

The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan. The following condensed supplemental consolidating financial information presents the results of operations, financial position, and cash flows of the parent company, its Guarantor Subsidiaries, its non-guarantor subsidiaries, and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2019 and December 31, 2018, and for the years ended December 31, 2019, 2018, and 2017. The equity method has been used with respect to investments in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Balance Sheet
December 31, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$129.6	$—	$72.7	$—	$202.3
Accounts receivable, net	0.6	230.6	39.4	—	270.6
Inventories	—	463.6	80.4	—	544.0
Prepaid expenses and other current assets	142.0	17.7	23.7	(138.9)	44.5
Assets held for sale	—	27.0	—	—	27.0
Assets of discontinued operations	0.5	130.6	—	—	131.1
Total current assets	272.7	869.5	216.2	(138.9)	1,219.5
Property, plant, and equipment, net	41.6	858.0	145.6	—	1,045.2
Operating lease right-of-use assets	32.5	115.5	27.3	—	175.3
Goodwill	—	1,987.5	119.8	—	2,107.3
Investment in subsidiaries	5,130.5	436.7	—	(5,567.2)	—
Deferred income taxes	56.5	—	—	(56.5)	—
Intangible and other assets, net	91.6	443.3	57.2	—	592.1
Total assets	$5,625.4	$4,710.5	$566.1	$(5,762.6)	$5,139.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15.0	$421.6	$71.8	$—	$508.4
Accrued expenses	126.1	264.4	21.6	(138.9)	273.2
Current portion of long-term debt	14.7	0.6	—	—	15.3
Liabilities of discontinued operations	—	16.5	—	—	16.5
Total current liabilities	155.8	703.1	93.4	(138.9)	813.4
Long-term debt	2,090.2	1.4	0.1	—	2,091.7
Operating lease liabilities	39.5	96.4	22.6	—	158.5
Deferred income taxes	—	139.2	18.8	(56.5)	101.5
Other long-term liabilities	11.4	127.3	4.7	—	143.4
Intercompany accounts (receivable) payable, net	1,497.6	(1,487.4)	(10.2)	—	—
Stockholders’ equity	1,830.9	5,130.5	436.7	(5,567.2)	1,830.9
Total liabilities and stockholders’ equity	$5,625.4	$4,710.5	$566.1	$(5,762.6)	$5,139.4

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Operations
Year Ended December 31, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,104.5	$551.4	$(367.0)	$4,288.9
Cost of sales	0.2	3,340.4	518.5	(367.0)	3,492.1
Gross profit	(0.2)	764.1	32.9	—	796.8
Selling, general, and administrative expense	153.3	324.1	32.7	—	510.1
Amortization expense	10.3	55.6	8.2	—	74.1
Asset impairment	—	129.1	—	—	129.1
Other operating expense, net	77.0	33.8	(11.2)	—	99.6
Operating (loss) income	(240.8)	221.5	3.2	—	(16.1)
Interest expense	104.0	—	4.1	(5.7)	102.4
(Gain) loss on foreign currency exchange	—	(2.0)	(1.5)	—	(3.5)
Other expense (income), net	40.3	(0.3)	(4.9)	5.7	40.8
Loss before income taxes	(385.1)	223.8	5.5	—	(155.8)
Income tax (benefit) expense	(95.3)	50.9	(1.1)	—	(45.5)
Equity in net income (loss) of subsidiaries	(53.3)	10.0	—	43.3	—
Net income (loss) from continuing operations	(343.1)	182.9	6.6	43.3	(110.3)
Net (loss) income from discontinued operations	(17.9)	(236.2)	3.4	—	(250.7)
Net (loss) income	$(361.0)	$(53.3)	$10.0	$43.3	$(361.0)
Condensed Supplemental Consolidating Statements of Operations
Year Ended December 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,374.0	$619.9	$(406.1)	$4,587.8
Cost of sales	—	3,551.7	550.0	(406.1)	3,695.6
Gross profit	—	822.3	69.9	—	892.2
Selling, general, and administrative expense	139.5	419.0	34.4	—	592.9
Amortization expense	11.8	59.3	9.1	—	80.2
Other operating expense, net	112.1	19.9	3.7	—	135.7
Operating (loss) income	(263.4)	324.1	22.7	—	83.4
Interest expense	104.8	—	3.0	—	107.8
(Gain) loss on foreign currency exchange	(0.4)	5.8	3.2	—	8.6
Other expense (income), net	29.8	(1.1)	(4.1)	—	24.6
Loss before income taxes	(397.6)	319.4	20.6	—	(57.6)
Income tax (benefit) expense	(96.1)	77.3	7.4	—	(11.4)
Equity in net income (loss) of subsidiaries	247.1	19.5	—	(266.6)	—
Net (loss) income from continuing operations	(54.4)	261.6	13.2	(266.6)	(46.2)
Net (loss) income from discontinued operations	(10.0)	(14.5)	6.3	—	(18.2)
Net (loss) income	$(64.4)	$247.1	$19.5	$(266.6)	$(64.4)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statements of Operations
Year Ended December 31, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,523.2	$684.5	$(355.1)	$4,852.6
Cost of sales	—	3,636.4	593.2	(355.1)	3,874.5
Gross profit	—	886.8	91.3	—	978.1
Selling, general, and administrative expense	114.4	475.4	39.4	—	629.2
Amortization expense	12.9	63.0	9.6	—	85.5
Asset impairment	—	59.0	—	—	59.0
Other operating expense, net	9.0	112.6	3.6	—	125.2
Operating (loss) income	(136.3)	176.8	38.7	—	79.2
Interest expense	123.9	0.3	6.4	(8.2)	122.4
(Gain) loss on foreign currency exchange	0.7	(4.7)	(1.0)	—	(5.0)
Other expense (income), net	(4.6)	(266.5)	(6.7)	268.1	(9.7)
Loss before income taxes	(256.3)	447.7	40.0	(259.9)	(28.5)
Income tax (benefit) expense	(98.3)	(49.7)	8.2	—	(139.8)
Equity in net income (loss) of subsidiaries	141.1	33.2	—	(174.3)	—
Net (loss) income from continuing operations	(16.9)	530.6	31.8	(434.2)	111.3
Net (loss) income from discontinued operations	(2.7)	(389.5)	1.4	—	(390.8)
Net (loss) income	$(19.6)	$141.1	$33.2	$(434.2)	$(279.5)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(361.0)	$(53.3)	$10.0	$43.3	$(361.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	12.3	—	12.3
Pension and postretirement adjustment	—	0.8	—	—	0.8
Other comprehensive income (loss)	—	0.8	12.3	—	13.1
Equity in other comprehensive income (loss) of subsidiaries	13.1	12.3	—	(25.4)	—
Comprehensive income (loss)	$(347.9)	$(40.2)	$22.3	$17.9	$(347.9)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(64.4)	$247.1	$19.5	$(266.6)	$(64.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(34.5)	—	(34.5)
Adoption of ASU 2018-02 reclassification to retained earnings	—	(1.1)	—	—	(1.1)
Other comprehensive income (loss)	—	(1.1)	(34.5)	—	(35.6)
Equity in other comprehensive income (loss) of subsidiaries	(35.6)	(34.5)	—	70.1	—
Comprehensive income (loss)	$(100.0)	$211.5	$(15.0)	$(196.5)	$(100.0)
Condensed Supplemental Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(19.6)	$141.1	$33.2	$(434.2)	$(279.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	32.2	—	32.2
Pension and postretirement adjustment	—	7.6	—	—	7.6
Other comprehensive income (loss)	—	7.6	32.2	—	39.8
Equity in other comprehensive (loss) income of subsidiaries	39.8	32.2	—	(72.0)	—
Comprehensive income (loss)	$20.2	$180.9	$65.4	$(506.2)	$(239.7)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Year Ended December 31, 2019
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities - continuing operations	$(398.0)	$554.9	$63.7	$43.3	$263.9
Net cash provided by (used in) operating activities - discontinued operations	(17.9)	58.3	3.4	—	43.8
Net cash provided by (used in) operating activities	(415.9)	613.2	67.1	43.3	307.7
Cash flows from investing activities:
Additions to property, plant, and equipment	(0.4)	(108.1)	(14.2)	—	(122.7)
Additions to intangible assets	(24.0)	(0.1)	—	—	(24.1)
Intercompany transfer	(325.7)	(942.7)	(13.6)	1,282.0	—
Other	(6.4)	(27.4)	41.3	—	7.5
Net cash provided by (used in) investing activities - continuing operations	(356.5)	(1,078.3)	13.5	1,282.0	(139.3)
Net cash provided by (used in) investing activities - discontinued operations	—	71.2	—	—	71.2
Net cash provided by (used in) investing activities	(356.5)	(1,007.1)	13.5	1,282.0	(68.1)
Cash flows from financing activities:
Net (repayment) borrowing of debt	(198.9)	(2.4)	(0.6)	—	(201.9)
Intercompany transfer	1,023.4	396.3	(94.4)	(1,325.3)	—
Receipts related to stock-based award activities	0.7	—	—	—	0.7
Payments related to stock-based award activities	(5.7)	—	—	—	(5.7)
Net cash provided by (used in) financing activities - continuing operations	819.5	393.9	(95.0)	(1,325.3)	(206.9)
Net cash provided by (used in) financing activities - discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	819.5	393.9	(95.0)	(1,325.3)	(206.9)
Effect of exchange rate changes on cash and cash equivalents	4.6	—	0.7	—	5.3
Increase (decrease) in cash and cash equivalents	51.7	—	(13.7)	—	38.0
Cash and cash equivalents, beginning of period	77.9	—	86.4	—	164.3
Cash and cash equivalents, end of period	$129.6	$—	$72.7	$—	$202.3

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Year Ended December 31, 2018
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities - continuing operations	$132.8	$522.5	$70.8	$(254.0)	$472.1
Net cash provided by (used in) operating activities - discontinued operations	(10.0)	37.4	6.3	—	33.7
Net cash provided by (used in) operating activities	122.8	559.9	77.1	(254.0)	505.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(14.2)	(122.7)	(18.1)	—	(155.0)
Additions to intangible assets	(21.8)	(0.5)	(0.1)	—	(22.4)
Intercompany transfer	52.3	(209.9)	(15.1)	172.7	—
Other	—	36.3	(1.3)	—	35.0
Net cash (used in) provided by investing activities - continuing operations	16.3	(296.8)	(34.6)	172.7	(142.4)
Net cash (used in) provided by investing activities - discontinued operations	—	(18.5)	—	—	(18.5)
Net cash (used in) provided by investing activities	16.3	(315.3)	(34.6)	172.7	(160.9)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(254.8)	(1.5)	—	—	(256.3)
Intercompany transfer	168.7	(246.9)	(3.1)	81.3	—
Repurchases of common stock	(54.6)	—	—	—	(54.6)
Receipts related to stock-based award activities	4.7	—	—	—	4.7
Payments related to stock-based award activities	(8.4)	—	—	—	(8.4)
Other	—	3.6	—	—	3.6
Net cash provided by (used in) financing activities - continuing operations	(144.4)	(244.8)	(3.1)	81.3	(311.0)
Net cash provided by (used in) financing activities - discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	(144.4)	(244.8)	(3.1)	81.3	(311.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.4)	—	(2.4)
(Decrease) increase in cash and cash equivalents	(5.3)	(0.2)	37.0	—	31.5
Cash and cash equivalents, beginning of period	83.2	0.2	49.4	—	132.8
Cash and cash equivalents, end of period	$77.9	$—	$86.4	$—	$164.3

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Supplemental Consolidating Statement of Cash Flows
Year Ended December 31, 2017
(In millions)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities - continuing operations	$(146.8)	$1,005.5	$33.9	$(426.9)	$465.7
Net cash provided by (used in) operating activities - discontinued operations	(2.7)	41.6	1.4	—	40.3
Net cash provided by (used in) operating activities	(149.5)	1,047.1	35.3	(426.9)	506.0
Cash flows from investing activities:
Additions to property, plant, and equipment	(4.2)	(113.2)	(18.1)	—	(135.5)
Additions to intangible assets	(25.5)	(0.5)	(0.1)	—	(26.1)
Intercompany transfer	403.4	(402.0)	(38.7)	37.3	—
Proceeds from sale of fixed assets	—	8.3	0.1	—	8.4
Proceeds from divestitures	—	18.5	0.3	—	18.8
Other	—	—	(1.2)	—	(1.2)
Net cash (used in) provided by investing activities - continuing operations	373.7	(488.9)	(57.7)	37.3	(135.6)
Net cash (used in) provided by investing activities - discontinued operations	—	(24.2)	—	—	(24.2)
Net cash (used in) provided by investing activities	373.7	(513.1)	(57.7)	37.3	(159.8)
Cash flows from financing activities:
Net borrowing (repayment) of debt	(252.2)	(2.5)	(0.1)	—	(254.8)
Intercompany transfer	134.7	(531.5)	7.2	389.6	—
Repurchases of common stock	(28.7)	—	—	—	(28.7)
Receipts related to stock-based award activities	12.1	—	—	—	12.1
Payments related to stock-based award activities	(6.9)	—	—	—	(6.9)
Net cash provided by (used in) financing activities - continuing operations	(141.0)	(534.0)	7.1	389.6	(278.3)
Net cash provided by (used in) financing activities - discontinued operations	—	—	—	—	—
Net cash provided by (used in) financing activities	(141.0)	(534.0)	7.1	389.6	(278.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.8	—	2.8
(Decrease) increase in cash and cash equivalents	83.2	—	(12.5)	—	70.7
Cash and cash equivalents, beginning of period	—	0.2	61.9	—	62.1
Cash and cash equivalents, end of period	$83.2	$0.2	$49.4	$—	$132.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to systems and processes to improve such controls and increase efficiency, while ensuring that an effective internal control environment is maintained.

In connection with the Company’s restructuring programs, in the fourth quarter of 2019, the Company completed both the centralization of certain accounting functions within its shared service center and the implementation of a new IT system which supports centralized accounting functions. These initiatives were not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to these initiatives, the Company has aligned and streamlined the design and operation of its financial control environment.

Other than as described in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 includes all of the Company’s subsidiaries. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. This report is included with this Form 10-K.
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
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 13, 2020, expressed, an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.
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
February 13, 2020

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement (“2020 Proxy Statement”) to be filed with the SEC in connection with our 2020 annual meeting of the stockholders under the headings, Executive Officers, Information of Director Nominees and Continuing Directors, and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2020 Proxy Statement under the headings, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and Delinquent Section 16(a) Reports (if necessary) and is incorporated herein by reference. Information about the Audit Committee, Audit Committee members and the Audit Committee Financial Expert is included in our 2020 Proxy Statement under the heading, Board Structure, and is incorporated herein by reference.

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

The information required by this item is included in the 2020 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2020 Proxy Statement shall be deemed to be “furnished” and not “filed” for purposes of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2019:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(in millions)				(in millions)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2.7	(1)	$74.58	(2)	5.1
Equity compensation plans not approved by security holders:
None	—		—		—
Total	2.7		$74.58		5.1

(1)	Includes 0.7 million restricted stock units and 0.5 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.

(2)
Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

The information related to the security ownership of certain beneficial owners and management required by this item is included in the 2020 Proxy Statement under the heading, Stock Ownership — Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2020 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included in the 2020 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

4.10*	Description of TreeHouse Foods, Inc.'s Common Stock.
10.1**
Amended and Restated Employment Agreement, dated February 20, 2018, by and between TreeHouse Foods, Inc. and Thomas E. O’Neill is incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated February 20, 2018.

10.2**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.
10.3
Second Amended and Restated Credit Agreement, dated as of December 1, 2017, between the Company and Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 5, 2017.

10.4
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated June 11, 2018, between the Company and Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 11, 2018.

10.5**	TreeHouse Foods, Inc. Executive Severance Plan, amended and restated as of February 21, 2014 is incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K dated February 21, 2014.
10.6**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2009.
10.7**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2015.
10.8**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2009.
10.9**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission August 6, 2015.
10.10**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2015.
10.11**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Commission August 6, 2015.
10.12**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filed with the Commission August 6, 2009.
10.13**	Third Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.32 of our Form 10-K filed with the Commission February 21, 2013.
10.14**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 2, 2015.
10.15**
Amended and Restated Employment Agreement, dated February 20, 2018, between TreeHouse Foods, Inc. and Matthew J. Foulston is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 20, 2018.

10.16**
TreeHouse Foods, Inc. Equity and Incentive Plan, as amended and restated effective February 14, 2017 is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission May 4, 2017.

10.17**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated February 28, 2019.
10.18**
Form of Performance Unit Agreement under Treehouse Foods, Inc. Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed with the Commission on February 14, 2019.

10.19**
Form of Cash Performance Award Agreement under Treehouse Foods, Inc. Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed with the Commission on February 14, 2019.

10.20**
Employment Agreement, dated March 2, 2018, between TreeHouse Foods, Inc. and Steven Oakland is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 5, 2018.

10.21**	TreeHouse Foods, Inc. Performance Unit Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2019.
10.22
Consulting Agreement, dated November 6, 2019, by and between Matthew Foulston and TreeHouse Foods, Inc. is incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2019.

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.
31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*, ***	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*, ***	Cover Page Interactive Data File.

*Filed herewith.
**Management contract or compensatory plan or arrangement.
***The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ William J. Kelley Jr.
William J. Kelley Jr.
Executive Vice President and Chief Financial Officer
February 13, 2020
 Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Oakland	Chief Executive Officer and Director	February 13, 2020
Steven Oakland	(Principal Executive Officer)

/s/ William J. Kelley Jr.	Executive Vice President and	February 13, 2020
William J. Kelley Jr.	Chief Financial Officer
(Principal Financial Officer)

/s/ John P. Waldron	Vice President, Corporate Controller, and	February 13, 2020
John P. Waldron	Principal Accounting Officer

/s/ Gary D. Smith	Chairman of the Board	February 13, 2020
Gary D. Smith

/s/ Linda K. Massman	Director	February 13, 2020
Linda K. Massman

/s/ Dennis F. O’Brien	Director	February 13, 2020
Dennis F. O’Brien

/s/ Frank J. O’Connell	Director	February 13, 2020
Frank J. O’Connell

/s/ Matthew E. Rubel	Director	February 13, 2020
Matthew E. Rubel

/s/ Ann M. Sardini	Director	February 13, 2020
Ann M. Sardini

/s/ Jean E. Spence	Director	February 13, 2020
Jean E. Spence

/s/ Jason J. Tyler	Director	February 13, 2020
Jason J. Tyler

/s/ David B. Vermylen	Director	February 13, 2020
David B. Vermylen

SCHEDULE II

TREEEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2019, 2018 and 2017

Deferred Tax Valuation Allowance	Balance Beginning of Year	Additions	Reductions	Balance End of Year
	(In millions)
2017	$(8.9)	$(6.0)	$—	$(14.9)
2018	(14.9)	(1.6)	1.4	(15.1)
2019	(15.1)	(153.5)	0.7	(167.9)