Form 10-Q
period 2020-03-31
TreeHouse Foods, Inc.
filed 2020-05-07
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020.
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
Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of May 1, 2020: 56,434,444.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$330.4	$202.3
Receivables, net	292.8	270.6
Inventories	537.8	544.0
Prepaid expenses and other current assets	97.5	44.5
Assets held for sale	26.3	27.0
Assets of discontinued operations	128.3	131.1
Total current assets	1,413.1	1,219.5
Property, plant, and equipment, net	1,022.3	1,045.2
Operating lease right-of-use assets	166.0	175.3
Goodwill	2,097.9	2,107.3
Intangible assets, net	536.9	554.7
Other assets, net	34.8	37.4
Total assets	$5,271.0	$5,139.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$539.1	$508.4
Accrued expenses	331.2	273.2
Current portion of long-term debt	15.3	15.3
Liabilities of discontinued operations	8.1	16.5
Total current liabilities	893.7	813.4
Long-term debt	2,189.5	2,091.7
Operating lease liabilities	151.2	158.5
Deferred income taxes	114.8	101.5
Other long-term liabilities	133.7	143.4
Total liabilities	3,482.9	3,308.5
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.4 and 56.2 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(83.3)	(83.3)
Additional paid-in capital	2,158.8	2,154.6
Accumulated deficit	(188.2)	(157.0)
Accumulated other comprehensive loss	(99.8)	(84.0)
Total stockholders’ equity	1,788.1	1,830.9
Total liabilities and stockholders’ equity	$5,271.0	$5,139.4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$1,084.9	$1,066.8
Cost of sales	890.0	870.6
Gross profit	194.9	196.2
Operating expenses:
Selling and distribution	65.1	70.2
General and administrative	63.6	62.3
Amortization expense	17.5	20.1
Other operating expense, net	18.5	28.1
Total operating expenses	164.7	180.7
Operating income	30.2	15.5
Other expense:
Interest expense	24.8	25.1
Loss (gain) on foreign currency exchange	14.4	(0.4)
Other expense, net	64.0	12.2
Total other expense	103.2	36.9
Loss before income taxes	(73.0)	(21.4)
Income tax benefit	(40.2)	(6.9)
Net loss from continuing operations	(32.8)	(14.5)
Net income (loss) from discontinued operations	1.6	(12.4)
Net loss	$(31.2)	$(26.9)

Earnings (loss) per common share - basic:
Continuing operations	$(0.58)	$(0.26)
Discontinued operations	0.03	(0.22)
Net loss per share basic (1)	$(0.55)	$(0.48)

Earnings (loss) per common share - diluted:
Continuing operations	$(0.58)	$(0.26)
Discontinued operations	0.03	(0.22)
Net loss per share diluted (1)	$(0.55)	$(0.48)

Weighted average common shares:
Basic	56.3	56.1
Diluted	56.3	56.1

(1)	The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Net loss	$(31.2)	$(26.9)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(15.9)	6.8
Pension and postretirement reclassification adjustment	0.1	0.1
Other comprehensive (loss) income	(15.8)	6.9
Comprehensive loss	$(47.0)	$(20.0)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

				Retained			Accumulated
			Additional	Earnings			Other
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Loss	Equity
Balance, January 1, 2019	57.8	$0.6	$2,135.8	$204.0	(1.8)	$(83.3)	$(97.1)	$2,160.0
Net loss	—	—	—	(26.9)	—	—	—	(26.9)
Other comprehensive income	—	—	—	—	—	—	6.9	6.9
Equity awards exercised	0.2	—	(4.4)	—	—	—	—	(4.4)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Balance, March 31, 2019	58.0	$0.6	$2,137.5	$177.1	(1.8)	$(83.3)	$(90.2)	$2,141.7

Balance, January 1, 2020	58.0	$0.6	$2,154.6	$(157.0)	(1.8)	$(83.3)	$(84.0)	$1,830.9
Net loss	—	—	—	(31.2)	—	—	—	(31.2)
Other comprehensive loss	—	—	—	—	—	—	(15.8)	(15.8)
Equity awards exercised	0.2	—	(3.9)	—	—	—	—	(3.9)
Stock-based compensation	—	—	8.1	—	—	—	—	8.1
Balance, March 31, 2020	58.2	$0.6	$2,158.8	$(188.2)	(1.8)	$(83.3)	$(99.8)	$1,788.1

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(31.2)	$(26.9)
Net income (loss) from discontinued operations	1.6	(12.4)
Net loss from continuing operations	(32.8)	(14.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49.8	55.0
Stock-based compensation	7.9	5.7
Unrealized loss on derivative contracts	64.1	15.9
Deferred income taxes	15.0	0.7
Other	19.2	—
Changes in operating assets and liabilities:
Receivables	(24.0)	(16.4)
Inventories	1.1	(46.6)
Prepaid expenses and other assets	(60.4)	(14.9)
Accounts payable	39.7	11.9
Accrued expenses and other liabilities	(11.1)	(62.2)
Net cash provided by (used in) operating activities - continuing operations	68.5	(65.4)
Net cash (used in) provided by operating activities - discontinued operations	(6.0)	27.5
Net cash provided by (used in) operating activities	62.5	(37.9)
Cash flows from investing activities:
Additions to property, plant, and equipment	(27.3)	(28.8)
Additions to intangible assets	(3.8)	(6.5)
Proceeds from sale of fixed assets	5.1	—
Other	—	(0.1)
Net cash used in investing activities - continuing operations	(26.0)	(35.4)
Net cash used in investing activities - discontinued operations	(0.3)	(1.1)
Net cash used in investing activities	(26.3)	(36.5)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	100.0	14.0
Payments under Revolving Credit Facility	—	(14.0)
Payments on financing lease obligations	(0.4)	(0.4)
Payments on Term Loans	(3.5)	(10.0)
Receipts related to stock-based award activities	—	0.2
Payments related to stock-based award activities	(3.8)	(4.6)
Net cash provided by (used in) financing activities - continuing operations	92.3	(14.8)
Net cash used in financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	92.3	(14.8)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	3.9
Net increase (decrease) in cash and cash equivalents	128.1	(85.3)
Cash and cash equivalents, beginning of period	202.3	164.3
Cash and cash equivalents, end of period	$330.4	$79.0

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow disclosures
Interest paid	$37.8	$41.8
Net income tax paid	5.0	4.7

Non-cash investing activities:
Accrued purchase of property and equipment	$21.1	$18.9
Accrued other intangible assets	2.9	7.3
Right-of-use assets and operating lease obligations recognized at ASU 2016-02 transition	—	252.5
Right-of-use assets and operating lease obligations recognized after ASU 2016-02 transition	1.7	6.1

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2020
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the "Company," "TreeHouse," "we," "us," or "our"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Results of operations for interim periods are not necessarily indicative of annual results.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Change in Segments

In the first quarter of 2020, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. All prior period information has been recast to reflect this change in reportable segments. Refer to Note 16 for additional information.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In March 2020, the SEC amended Rules 3-10 and 3-16 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. The final rule also allows for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations. This rule is effective January 4, 2021 with earlier adoption permitted. The Company early adopted this new rule during the three months ended March 31, 2020.

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings. The Company early adopted this guidance during the three months ended March 31, 2020. The adoption will not have a material impact on our annual consolidated financial statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Not yet adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the ASU from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this new ASU on its consolidated financial statements and related disclosures.

3. RESTRUCTURING PROGRAMS

The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. These activities are aggregated into two categories: (1) TreeHouse 2020 – a long-term growth and margin improvement strategy and (2) Structure to Win – an operating expenses improvement program (collectively the "Restructuring Programs").

The costs by activity for the Restructuring Programs are outlined below:

	Three Months Ended March 31,
	2020	2019
	(In millions)
TreeHouse 2020	$12.1	$26.4
Structure to Win	7.8	5.6
Total Restructuring Programs	$19.9	$32.0

Expenses associated with these programs are recognized in Cost of sales, General and administrative, and Other operating expense, net in the Condensed Consolidated Statements of Operations.  The Company does not allocate costs associated with Restructuring Programs to reportable segments when evaluating the performance of its segments.  As a result, costs associated with Restructuring Programs are not presented by reportable segment. Refer to Note 16 for more information.

Below is a summary of costs by line item for the Restructuring Programs:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Cost of sales	$0.7	$3.0
General and administrative	0.7	0.8
Other operating expense, net	18.5	28.2
Total	$19.9	$32.0

The table below presents the exit cost liability activity as of March 31, 2020:

Severance
(In millions)
Balance as of December 31, 2019	$5.6
Expenses recognized	3.5
Cash payments	(2.2)
Balance as of March 31, 2020	$6.9

Liabilities as of March 31, 2020 associated with total exit cost reserves relate to severance. The severance liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) TreeHouse 2020

In the third quarter of 2017, the Company announced TreeHouse 2020, a program intended to accelerate long-term growth through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance.  The Company’s workstreams related to these activities and selling, general, and administrative cost reductions will increase our capacity utilization, expand operating margins, and streamline our plant structure to optimize our supply chain. This program will be executed through 2020.

Below is a summary of the overall TreeHouse 2020 program costs by type:

	Three Months Ended March 31,		Cumulative Costs To Date	Total Expected Costs
	2020	2019
	(In millions)
Asset-related	$—	$2.4	$45.1	$45.5
Employee-related	0.7	4.1	56.8	59.2
Other costs	11.4	19.9	169.5	190.4
Total	$12.1	$26.4	$271.4	$295.1

For the three months ended March 31, 2020 and 2019, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost and severance; and other costs primarily consisted of consulting costs.  Asset-related costs were recognized in Cost of sales while employee-related and other costs were primarily recognized in Other operating expense, net of the Condensed Consolidated Statement of Operations.

(2) Structure to Win

In the first quarter of 2018, the Company announced an operating expenses improvement program ("Structure to Win") designed to align our organization structure with strategic priorities.  The program is intended to drive operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean customer focused go-to-market team, centralized supply chain, and streamlined administrative functions.

Below is a summary of costs by type associated with the Structure to Win program:

	Three Months Ended March 31,		Cumulative Costs To Date	Total Expected Costs
	2020	2019
	(In millions)
Asset-related	$—	$0.8	$4.0	$4.0
Employee-related	4.1	1.3	30.2	39.4
Other costs	3.7	3.5	33.4	36.9
Total	$7.8	$5.6	$67.6	$80.3

In the first quarter of 2020, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. Transition expenses related to the reorganization, which primarily relate to dedicated employee cost, severance, and consulting are included within Structure to Win. In connection with this reorganization, the Company increased the total expected costs for the Structure to Win program from $60.4 million to $80.3 million during the three months ended March 31, 2020.

For the three months ended March 31, 2020 and 2019, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. RECEIVABLES SALES PROGRAM

In December 2017 and June 2019, the Company entered into agreements to sell certain trade accounts receivable to two unrelated, third-party financial institutions (collectively, "the Receivables Sales Program"). The agreements can be terminated by either party with 60 days' notice. The Company has no retained interest in the receivables sold under the Receivables Sales Program; however, under the agreements the Company does have collection and administrative responsibilities for the sold receivables. Under the Receivables Sales Program, the maximum amount of receivables that may be sold at any time is $300.0 million.

Receivables sold under the Receivables Sales Program are de-recognized from the Company's Condensed Consolidated Balance Sheet at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The outstanding amount of accounts receivable sold under the Receivables Sales Program was $229.8 million and $243.0 million as of March 31, 2020 and December 31, 2019, respectively.

The loss on sale of receivables was $0.9 million for both the three months ended March 31, 2020 and 2019, and is included in Other expense, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of March 31, 2020 or December 31, 2019, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

As of March 31, 2020 and December 31, 2019, the Company had collected but not yet remitted to the financial institutions $106.7 million and $158.3 million, respectively. These amounts were included in Accounts payable in the Condensed Consolidated Balance Sheets.

5. INVENTORIES

	March 31, 2020	December 31, 2019
	(In millions)
Raw materials and supplies	$213.0	$205.5
Finished goods	324.8	338.5
Total inventories	$537.8	$544.0

6. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Snacks

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

The Company entered into a Transition Services Agreement ("TSA") with Atlas, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA terminated or will terminate at various times between January 1, 2020 and August 1, 2020 and can be renewed with a maximum of an additional twelve-month period for certain services. The income received under the TSA was not material for the three months ended March 31, 2020 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Condensed Consolidated Statements of Operations depending on the functions being supported by the Company. Except for transition services, the Company has no continuing involvement with Atlas subsequent to the completion of the sale.

Ready-to-eat Cereal

On May 1, 2019, the Company entered into a definitive agreement to sell its RTE Cereal business, which until that time had been a component of the Meal Preparation reporting segment. The sale of this business is part of the Company's strategy to pursue portfolio optimization. On December 19, 2019, the Federal Trade Commission objected to the sale to Post. On January 13, 2020, the sale to Post was terminated and the Company announced its intention to pursue a sale of the RTE business to an alternative buyer. The Company continues to pursue this sale but has had to postpone certain activities during the quarter as a

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of the COVID-19 pandemic and associated shelter-in-place orders. The Company expects to continue sale activities as soon as practicable.

The Company continues to classify the RTE Cereal business as a discontinued operation as of March 31, 2020. The expected disposal loss for the RTE Cereal business is remeasured each quarter at the lower of carrying value or estimated fair value less costs to sell and is included in the valuation allowance in the balance sheet. The Company recognized adjustments to the expected disposal loss of $0.3 million during the three months ended March 31, 2020. These adjustments are classified as a component of Net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations. Completion of the sale may be for amounts that could be significantly different from the current fair value estimate. The Company's estimate of fair value will be evaluated and recognized each reporting period until the divestiture is complete.

The Company has reflected the Snacks division (through the date of sale) and RTE Cereal business as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations were as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net sales	$56.8	$235.0
Cost of sales	47.9	236.1
Selling, general, administrative and other operating expenses	4.9	12.6
Amortization expense	—	1.5
Other operating expense, net	0.5	0.7
Operating income (loss) from discontinued operations	3.5	(15.9)
Interest and other expense	1.3	1.8
Income tax expense (benefit)	0.6	(5.3)
Net income (loss) from discontinued operations	$1.6	$(12.4)

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 include the following:

	March 31, 2020	December 31, 2019
	(in millions)
Inventories	$39.5	$41.6
Property, plant, and equipment, net	64.2	64.4
Operating lease right-of-use assets	6.7	7.5
Goodwill	53.5	53.5
Intangible assets, net	38.6	38.6
Valuation allowance	(74.2)	(74.5)
Total assets of discontinued operations	$128.3	$131.1

Accrued expenses and other liabilities	$0.9	$8.3
Operating lease liabilities	7.2	8.2
Total liabilities of discontinued operations	$8.1	$16.5

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Divestitures

In-Store Bakery Facilities

During the fourth quarter of 2019, the Company reached the decision to sell two of its In-Store Bakery facilities located in Fridley, Minnesota and Lodi, California, which manufacture breads, rolls, and cakes for in-store retail bakeries and foodservice customers. These two facilities are included within the Snacking & Beverages reporting segment. On January 10, 2020, the Company entered into a definitive agreement to sell these facilities. On April 17, 2020, the Company completed the sale of these facilities. The Company determined the associated assets met the held for sale accounting criteria as of March 31, 2020 and December 31, 2019 and were classified accordingly in the Condensed Consolidated Balance Sheets. These two facilities did not meet the criteria to be presented as a discontinued operation.

The expected disposal loss for these facilities is remeasured each quarter at the lower of carrying value or estimated fair value less costs to sell and is included in the valuation allowance in the balance sheet. There were no adjustments to the expected disposal loss recognized by the Company during the three months ended March 31, 2020.

The following table represents detail of assets held for sale as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in millions)
Inventories	$11.9	$9.4
Property, plant, and equipment, net	40.4	40.9
Goodwill	5.7	5.7
Intangible assets, net	9.4	9.4
Valuation allowance	(41.1)	(41.1)
Total assets held for sale	$26.3	$24.3

The Company also had $2.7 million of assets classified as held for sale as of December 31, 2019 related to the closure of the Minneapolis, Minnesota facility. The sale of these assets was completed during the first quarter of 2020.

7. GOODWILL AND INTANGIBLE ASSETS

As a result of the changes in organizational structure completed in the first quarter of 2020, the Company now has the following two reportable segments: Meal Preparation and Snacking & Beverages. See Note 16 for more information regarding the change in segment structure.

In connection with the change in organizational structure completed in the first quarter of 2020, the Company allocated goodwill and accumulated impairment loss balances as of January 1, 2020 between reporting units using a relative fair value allocation approach. The change was considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2020. The Company performed the impairment test, which did not result in the identification of any impairment losses.

Changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows:

	Meal Preparation	Snacking & Beverages	Total
	(In millions)
Balance at January 1, 2020, before accumulated impairment losses	$1,264.5	$887.3	$2,151.8
Accumulated impairment losses	(11.5)	(33.0)	(44.5)
Balance at January 1, 2020	1,253.0	854.3	2,107.3
Foreign currency exchange adjustments	(5.5)	(3.9)	(9.4)
Balance at March 31, 2020	$1,247.5	$850.4	$2,097.9

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite Lived Intangible Assets

The Company has $20.8 million and $22.0 million of trademarks with indefinite lives as of March 31, 2020 and December 31, 2019, respectively.

Finite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets with finite lives as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$770.9	$(362.8)	$408.1	$778.1	$(355.2)	$422.9
Contractual agreements	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	52.5	(27.7)	24.8	53.0	(27.1)	25.9
Formulas/recipes	22.1	(19.8)	2.3	22.1	(19.2)	2.9
Computer software	182.4	(101.5)	80.9	179.0	(98.0)	81.0
Total finite lived intangibles	$1,028.4	$(512.3)	$516.1	$1,032.7	$(500.0)	$532.7

8. INCOME TAXES

Income tax benefit was recognized at an effective rate of 55.1% and 32.2% for the three months ended March 31, 2020 and 2019, respectively. The change in the Company's effective tax rate for the three months ended March 31, 2020 compared to 2019 is primarily the result of a benefit recognized in 2020 due to the enactment of the CARES Act, a change in the amount of valuation allowance recorded against certain deferred tax assets, and a decrease in the amount of tax deductible stock based compensation. Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $4.4 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $0.4 million of the $4.4 million could affect net income when settled.

On March 27, 2020, President Trump signed the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act), which features several tax provisions and other measures that assist businesses impacted by the economic effects of the COVID-19 pandemic. The significant tax provisions include an increase in the limitation of the tax deduction for interest expense from 30% to 50% of adjusted earnings in 2019 and 2020, a five-year carryback allowance for net operating losses generated in tax years 2018-2020, increased charitable contribution limitations to 25% of taxable income in 2020, and a retroactive technical correction to the 2017 Tax Cuts and Jobs Act that makes qualified improvement property placed in service after December 31, 2017 eligible for bonus depreciation. The Company has recorded a $6.0 million income tax benefit related to the net operating loss carryback provisions of the CARES Act for the three months ended March 31, 2020.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LONG-TERM DEBT

	March 31, 2020	December 31, 2019
	(In millions)
Revolving Credit Facility	$100.0	$—
Term Loan A	457.1	458.4
Term Loan A-1	679.4	681.6
2022 Notes	375.9	375.9
2024 Notes	602.9	602.9
Finance leases	4.2	3.9
Total outstanding debt	2,219.5	2,122.7
Deferred financing costs	(14.7)	(15.7)
Less current portion	(15.3)	(15.3)
Total long-term debt	$2,189.5	$2,091.7

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended March 31, 2020 was 3.37%. Including the impact of interest rate swap agreements in effect as of March 31, 2020, the average rate increased to 3.65%.

Revolving Credit Facility — During the three months ended March 31, 2020, the Company drew $100.0 million from its $750.0 million Revolving Credit Facility as a precautionary measure to maximize its financial flexibility and increase cash on hand. As of March 31, 2020, the Company had remaining availability of $623.9 million under the Revolving Credit Facility. The Revolving Credit Facility matures on February 1, 2023. In addition, as of March 31, 2020, there were $26.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Fair Value - At March 31, 2020, the aggregate fair value of the Company's total debt was $2,212.8 million and its carrying value was $2,215.3 million. At December 31, 2019, the aggregate fair value of the Company's total debt was $2,146.1 million and its carrying value was $2,118.8 million. The fair values of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair values of the Company's 2022 Notes and 2024 Notes were estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

10. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted loss per share:

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share data)
Weighted average common shares outstanding	56.3	56.1
Assumed exercise/vesting of equity awards (1)	—	—
Weighted average diluted common shares outstanding	56.3	56.1

(1)
For the three months ended March 31, 2020 and 2019, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because including incremental shares would have been anti-dilutive. Equity awards excluded from our computation of diluted earnings per share because they were anti-dilutive, were 2.1 million and 1.7 million for the three months ended March 31, 2020 and 2019, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's Stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 17.5 million, of which approximately 3.9 million remained available at March 31, 2020.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net loss from continuing operations was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Compensation expense related to stock-based payments	$7.9	$5.7
Related income tax benefit	2.1	1.5

All amounts below include continuing and discontinued operations.

 Stock Options — The following table summarizes stock option activity during the three months ended March 31, 2020. Stock options generally vest in approximately three equal installments on each of the first three anniversaries of the grant date and expire ten years from the grant date.

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2019	1,528	$74.58	3.7	$0.8
Forfeited	(7)	85.98
Expired	(24)	80.62
Outstanding, at March 31, 2020	1,497	74.43	3.4	0.5
Vested/expected to vest, at March 31, 2020	1,496	74.43	3.4	0.5
Exercisable, at March 31, 2020	1,494	74.44	3.4	0.5

Future compensation costs related to unvested options totaled less than $0.1 million at March 31, 2020 and will be recognized over the remaining vesting period of the grants, which averages 0.6 years.
Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of March 31, 2020, director restricted stock units that have been earned and deferred totaled approximately 91,660.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2020:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2019	615	$54.58	116	$58.30
Granted	416	44.16	—	—
Vested	(208)	54.65	—	—
Forfeited	(42)	61.65	—	—
Outstanding, at March 31, 2020	781	48.63	116	58.30

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fair value of vested restricted stock units	$8.4	$15.2
Tax benefit recognized from vested restricted stock units	1.4	2.6

Future compensation costs related to restricted stock units are approximately $30.6 million as of March 31, 2020 and will be recognized on a weighted average basis over the next 2.4 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

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

The following table summarizes the performance unit activity during the three months ended March 31, 2020:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2019	482	$61.28
Granted	221	44.19
Vested	(75)	60.12
Forfeited	(67)	80.30
Unvested, at March 31, 2020	561	52.43

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fair value of vested performance units	$3.3	$—
Tax benefit recognized from performance units vested	0.6	—

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to the performance units are estimated to be approximately $15.3 million as of March 31, 2020 and are expected to be recognized over the next 1.6 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2018	$(91.7)	$(5.4)	$(97.1)
Other comprehensive income	6.8	—	6.8
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive income	6.8	0.1	6.9
Balance at March 31, 2019	$(84.9)	$(5.3)	$(90.2)

Balance at December 31, 2019	$(79.4)	$(4.6)	$(84.0)
Other comprehensive loss	(15.9)	—	(15.9)
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive (loss) income	(15.9)	0.1	(15.8)
Balance at March 31, 2020	$(95.3)	$(4.5)	$(99.8)

(1)
The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three months ended March 31, 2020 and 2019.

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

Components of net periodic pension benefit are as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Service cost	$0.4	$0.5
Interest cost	2.7	3.2
Expected return on plan assets	(3.6)	(3.8)
Amortization of unrecognized net loss	0.1	0.1
Net periodic pension benefit	$(0.4)	$—

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement cost are as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Interest cost	$0.2	$0.3
Net periodic postretirement cost	$0.2	$0.3

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other expense, net of the Condensed Consolidated Statements of Operations.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation by filing an agreed motion for extension of time, which was granted on April 9. Under that schedule, lead plaintiff filed its reply class certification brief on May 17, 2019.

On February 26, 2020, the court granted lead plaintiff’s motion for class certification. Defendants then filed a petition for permissive appeal of the class certification order in the United States Court of Appeals for the Seventh Circuit on March 11, 2020. That court ordered plaintiff to respond to the petition, and plaintiff did so on April 1, 2020. The court has not yet ruled on the petition.

On December 16, 2019, the parties agreed to extend the case schedule 90 days. This agreed motion was granted on December 25, 2019. At a status conference on March 10, 2020, the parties informed the court that they intended to engage in a second mediation and the court extended then-upcoming deadlines under the case schedule, pending a further status report from the parties regarding the extent of the stay needed to facilitate mediation. The court subsequently issued multiple general orders as a result of the COVID-19 outbreak, which together postponed all case deadlines for a total of 49 days. As a result of the court’s orders and COVID-19-related delays, the parties’ status report in Public Employees’ is now due on May 12, 2020. By agreement, certain limited document discovery remains ongoing.

Due to the similarity of the complaints, the parties in Wells and Lavin entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties.  On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018.  The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively. On June 25, 2019, the parties jointly moved to consolidate the Bartelt matter with Lavin, so that it would be subject to the Lavin deferral order. This motion was granted on June 27, 2019, and Bartelt is now consolidated with Lavin and deferred. There is no set status date in Lavin at this time. Similarly, Ann Arbor was consolidated with Wells on August 13, 2019, and is now deferred. In Wells, the next status conference was set for March 6, 2020, but due to court-ordered delays caused by the COVID-19 pandemic, this status conference will take place on June 5, 2020.

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

In 2011, the Company’s Sturm Foods, Inc. business was sued in an action captioned Suchanek et al v. Sturm Foods, Inc. and TreeHouse Foods, Inc., which was followed by several class action proceedings in eight states that were consolidated into one case pending in federal court in East St. Louis, Illinois. The suit’s primary allegation relates to certain purported label misrepresentations as to the nature of its Grove Square coffee products. Without admitting liability or fault, the Company entered into a settlement agreement with all related parties and matters in the amount of $25.0 million which was approved by the court on April 21, 2020.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2020, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $875.0 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 2.68% from 2019 through 2020 and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recognized in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk - Due to the Company’s foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recognized in the Condensed Consolidated Statements of Operations. As of March 31, 2020, the Company had $5.4 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2020.

Commodity Risk - Certain commodities the Company uses in the production and distribution of its products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, corn, coffee, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of March 31, 2020, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2020 and 2021; 16.2 million gallons of diesel, expiring throughout 2020 and 2021; 4.5 million dekatherms of natural gas, expiring throughout 2020; 0.2 million pounds of coffee, expiring throughout 2020; and 16.9 million pounds of resin, expiring throughout 2020.

 The following table identifies the fair value of each derivative instrument:

	Fair Value
	March 31, 2020	December 31, 2019
Asset Derivatives	(In millions)
Commodity contracts	$—	$0.8
Foreign currency contracts	0.4	—
Interest rate swap agreements	—	0.8
	$0.4	$1.6
Liability Derivatives
Commodity contracts	$12.4	$0.6
Foreign currency contracts	—	0.1
Interest rate swap agreements	107.7	56.5
	$120.1	$57.2

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2020 and December 31, 2019, asset derivatives are included within Other assets, net and liability derivatives are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of (Loss) Gain	Three Months Ended March 31,
	Recognized in Net Loss	2020	2019
		(In millions)
Mark-to-market unrealized loss
Commodity contracts	Other expense, net	$(12.6)	$1.7
Foreign currency contracts	Other expense, net	0.5	(1.3)
Interest rate swap agreements	Other expense, net	(52.0)	(16.3)
Total unrealized loss		(64.1)	(15.9)
Realized (loss) gain
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	(1.5)	0.5
Foreign currency contracts	Cost of sales	0.1	0.3
Interest rate swap agreements	Interest expense	(0.8)	2.4
Total realized (loss) gain		(2.2)	3.2
Total loss		$(66.3)	$(12.7)

16. SEGMENT INFORMATION

On January 1, 2020, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. As a result, the Company reorganized from a three segment structure previously organized by product category (Baked Goods, Beverages, and Meal Solutions) to a two segment structure organized by market dynamics (Meal Preparation and Snacking & Beverages). In connection with this segment reorganization, the Company also recast expenses related to its commercial sales organization from direct selling, general, and administrative expense previously included within the segments to corporate unallocated selling, general, and administrative expense to align with the revised organizational structure. All prior period information has been recast to reflect this change in reportable segments.

The principal products that comprise each segment are as follows:

Meal Preparation – Our Meal Preparation segment sells aseptic cheese & pudding; baking and mix powders; hot cereals; jams, preserves, and jellies; liquid and powdered non-dairy creamer; macaroni and cheese; mayonnaise; Mexican, barbeque, and other sauces; pasta; pickles and related products; powdered soups and gravies; refrigerated and shelf stable dressings and sauces; refrigerated dough; single serve hot beverages; skillet dinners; and table and flavored syrups.

Snacking & Beverages – Our Snacking & Beverages segment sells bars; broths; candy; cookies; crackers; in-store bakery products; pita chips; powdered drinks; pretzels; ready-to-drink coffee; retail griddle waffles, pancakes, and French toast; specialty teas; and sweeteners.

The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis. The Company has designated reportable segments based on how management views its business. The Company does not segregate assets between segments for internal reporting. Therefore, asset-related

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information has not been presented. The reportable segments, as presented above, are consistent with the manner in which the Company reports its results to the Chief Operating Decision Maker.

The Company evaluates the performance of its segments based on net sales dollars and direct operating income. Direct operating income is defined as gross profit less freight out, sales commissions, and direct selling, general, and administrative expenses. The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling, general, and administrative expenses, unallocated costs of sales, and unallocated corporate expenses (amortization expense, other operating expense, and asset impairment). The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Financial information relating to the Company’s reportable segments on a continuing operations basis, revised to reflect the new segment structure, is as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net sales to external customers:
Meal Preparation	$673.6	$670.7
Snacking & Beverages	411.3	396.1
Total	$1,084.9	$1,066.8
Direct operating income:
Meal Preparation	$86.3	$90.8
Snacking & Beverages	48.1	46.9
Total	134.4	137.7
Unallocated selling, general, and administrative expenses	(71.4)	(66.6)
Unallocated cost of sales (1)	3.2	(7.4)
Unallocated corporate expense and other (1)	(36.0)	(48.2)
Operating income	$30.2	$15.5

(1)	Includes charges related to restructuring programs and other costs managed at corporate.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue

Segment revenue disaggregated by product category groups, revised to reflect the new segment structure, is as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Center store grocery	$432.0	$443.2
Main course	241.6	227.5
Total Meal Preparation	673.6	670.7
Sweet & savory snacks	305.0	306.2
Beverages & drink mixes	106.3	89.9
Total Snacking & Beverages	411.3	396.1
Total net sales	$1,084.9	$1,066.8

Segment revenue disaggregated by sales channel is as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Retail grocery	$885.5	$854.9
Foodservice	74.0	85.4
Industrial, co-manufacturing, and other	125.4	126.5
Total net sales	$1,084.9	$1,066.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
TreeHouse Foods, Inc. is a leading manufacturer and distributor of private label foods and beverages in North America. We have 36 production facilities across North America and two in Italy, and our vision is to be the undisputed solutions leader for custom brands for our customers. Our extensive product portfolio includes snacking, beverages, and meal preparation products, available in shelf stable, refrigerated, frozen, and fresh formats. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer clean label, organic, and preservative-free ingredients across almost our entire portfolio. Our purpose is to make high quality food and beverages affordable to all.

Effective January 1, 2020, our reportable segments, and the principal products that comprise each segment, are as follows:

Net sales are distributed across segments in the following manner:

The following discussion and analysis presents the factors that had a material effect on our results of continuing operations for the three month periods ended March 31, 2020 and 2019. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements on page 39 for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

COVID-19

In December 2019, a novel coronavirus disease ("COVID-19") was first reported and subsequently characterized by the World Health Organization ("WHO") as a pandemic in March 2020. In an effort to reduce the global transmission of COVID-19, various policies and initiatives have been implemented by governments around the world, including orders to close businesses not deemed "essential", shelter-in-place orders enacted by state and local governments, and the practice of social distancing measures when engaging in essential activities.

Local, state, and national governments continue to emphasize the importance of food supply during this pandemic and asked that food manufacturers and retailers remain open to meet the needs of our communities. The health and safety of our employees throughout this pandemic is paramount, and we have taken numerous steps to keep our employees safe including enhanced sanitation protocols, implementation of social distancing measures at our manufacturing operations, masks and personal protective equipment for employees across our facilities, preventative temperature screenings across all manufacturing locations, the rollout of new benefits that help support our employees and their families, and remote work arrangements for administrative support functions to comply with shelter-in-place orders. In addition, a cross-functional task force has been established to monitor and coordinate the Company's response to COVID-19.

For the first quarter of 2020, due to shelter-in-place and social distancing measures, we saw significant changes in product consumption patterns as consumers stocked their pantries and modified their purchasing habits in response to the pandemic. As a result, we have experienced favorable revenue and earnings impacts within our retail grocery business, which comprises approximately 80% of total sales. These favorable impacts within our retail grocery business more than offset the unfavorable impacts noted within our food-away-from-home business, as consumers have shifted to a food-at-home model in response to COVID-19. To date, there have been modest disruptions to our supply chain network, including the supply of our ingredients, packaging, or other sourced materials, though it is possible that more significant disruptions could occur if COVID-19 continues to impact North America.

We expect the evolving COVID-19 pandemic to continue to have a favorable impact on our revenue and earnings for the immediate future, including the second quarter of 2020, as consumers have modified their food-at-home purchasing habits in response to the pandemic and government restrictions. There are a number of factors we are weighing that result in a wide range of potential outcomes - including, but not limited to, higher demand signals in retail grocery, declines in the food-away-from-home market and increased expenses to ensure the safety and welfare of our employees.

Change in Segments

On January 1, 2020, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. As a result, the Company reorganized from a three segment structure previously organized by product category (Baked Goods, Beverages, and Meal Solutions) to a two segment structure organized by market dynamics (Snacking & Beverages and Meal Preparation). All prior period information has been recast to reflect this change in reportable segments. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2020		2019
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,084.9	100.0%	$1,066.8	100.0%
Cost of sales	890.0	82.0	870.6	81.6
Gross profit	194.9	18.0	196.2	18.4
Operating expenses:
Selling and distribution	65.1	6.0	70.2	6.6
General and administrative	63.6	5.9	62.3	5.8
Amortization expense	17.5	1.6	20.1	1.9
Other operating expense, net	18.5	1.7	28.1	2.6
Total operating expenses	164.7	15.2	180.7	16.9
Operating income	30.2	2.8	15.5	1.5
Other expense:
Interest expense	24.8	2.3	25.1	2.4
Loss (gain) on foreign currency exchange	14.4	1.3	(0.4)	—
Other expense, net	64.0	5.9	12.2	1.1
Total other expense	103.2	9.5	36.9	3.5
Loss before income taxes	(73.0)	(6.7)	(21.4)	(2.0)
Income tax benefit	(40.2)	(3.7)	(6.9)	(0.6)
Net loss from continuing operations	(32.8)	(3.0)	(14.5)	(1.4)
Net income (loss) from discontinued operations	1.6	0.1	(12.4)	(1.2)
Net loss	$(31.2)	(2.9)%	$(26.9)	(2.6)%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Continuing Operations

Net Sales — First quarter net sales increased by $18.1 million, or 1.7%, in 2020 compared to 2019. The change in net sales from the first quarter of 2019 to the first quarter of 2020 was due to the following:

	Dollars	Percent
	(In millions)
2019 Net sales	$1,066.8
Volume/mix excluding SKU rationalization and divestitures	32.3	3.1%
Pricing	(5.5)	(0.5)
Volume/mix related to divestitures	(4.7)	(0.5)
SKU rationalization	(3.4)	(0.3)
Foreign currency	(0.6)	(0.1)
2020 Net sales	$1,084.9	1.7%

Volume/mix related to divestitures		0.5
SKU rationalization		0.3
Foreign currency		0.1
Percent change in organic net sales		2.6%

Organic net sales increased 2.6% in the first quarter of 2020 compared to 2019 driven by:

•	Volume/mix excluding SKU rationalization and divestitures was favorable 3.1% year-over-year primarily due to increased demand as a result of the COVID-19 pandemic, which outpaced distribution losses.

•	Pricing was unfavorable 0.5% driven by the carryover impact of prior year pricing adjustments.

The year-over-year increase in organic net sales was partially offset by volume/mix related to the divestiture of the two In-Store Bakery facilities, which was unfavorable 0.5%. Our efforts to simplify and rationalize low margin SKUs from our product portfolio was unfavorable 0.3% within our Snacking & Beverages segment and foreign exchange was unfavorable 0.1% year-over year.

Gross Profit — Gross profit as a percentage of net sales was 18.0% in the first quarter of 2020, compared to 18.4% in the first quarter of 2019, a decrease of 0.4 percentage points. The decrease is primarily due to unfavorable mix of lower margin business, unfavorable pricing primarily related to the carryover impact of prior year pricing adjustments, and incremental costs incurred in response to the COVID-19 pandemic, including increased production shifts, additional sanitation measures, and protective equipment. These increases were partially offset by lower restructuring program expenses.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 15.2% in the first quarter of 2020 compared to 16.9% in the first quarter of 2019, a decrease of 1.7 percentage points. The decrease is primarily attributable to lower restructuring expenses of $18.5 million in the first quarter of 2020 compared to $28.2 million in the first quarter of 2019 and lower freight costs due to rate favorability and a reduction in spot market usage.
Total Other Expense — Total other expense increased by $66.3 million to $103.2 million in the first quarter of 2020 compared to $36.9 million in the first quarter of 2019. The increase was primarily related to non-cash mark-to-market expense from hedging activities, driven by interest rate swaps and commodity contracts, and unfavorable currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Income Taxes — Income tax benefit was recognized at an effective rate of 55.1% in the first quarter of 2020 compared to 32.2% in the first quarter of 2019. The change in the Company’s effective tax rate is primarily the result of a benefit recognized in

2020 due to the enactment of the CARES Act, a change in the amount of valuation allowance recorded against certain deferred tax assets, and a decrease in the amount of tax deductible stock based compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net income (loss) from discontinued operations increased $14.0 million in the first quarter of 2020 compared to the first quarter of 2019. Net income from discontinued operations in the first quarter of 2020 reflects the RTE Cereal business compared to the first quarter of 2019 which reflects the Snacks division and the RTE Cereal business.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 — Results by Segment

	Three Months Ended March 31, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$673.6	100.0%	$411.3	100.0%
Cost of sales	554.1	82.3	339.0	82.4
Gross profit	119.5	17.7	72.3	17.6
Freight out and commissions	25.3	3.7	18.6	4.5
Direct selling, general, and administrative	7.9	1.2	5.6	1.4
Direct operating income	$86.3	12.8%	$48.1	11.7%

	Three Months Ended March 31, 2019
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$670.7	100.0%	$396.1	100.0%
Cost of sales	543.8	81.1	319.4	80.6
Gross profit	126.9	18.9	76.7	19.4
Freight out and commissions	26.7	4.0	23.1	5.9
Direct selling, general, and administrative	9.4	1.4	6.7	1.7
Direct operating income	$90.8	13.5%	$46.9	11.8%

The change in net sales from the first quarter of 2019 to the first quarter of 2020 was due to the following:

	Three Months Ended March 31,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2019 Net sales	$670.7		$396.1
Volume/mix excluding SKU rationalization and divestitures	6.8	1.0%	25.5	6.5%
Pricing	(3.3)	(0.5)	(2.2)	(0.5)
Volume/mix related to divestitures	—	—	(4.7)	(1.3)
SKU rationalization	—	—	(3.4)	(0.9)
Foreign currency	(0.6)	(0.1)	—	—
2020 Net sales	$673.6	0.4%	$411.3	3.8%

Volume/mix related to divestitures		—		1.3
SKU rationalization		—		0.9
Foreign currency		0.1		—
Percent change in organic net sales		0.5%		6.0%

Meal Preparation

Net sales in the Meal Preparation segment increased $2.9 million, or 0.4%, in the first quarter of 2020 compared to the first quarter of 2019. The change in net sales was due to favorable volume/mix mostly from increased demand as a result of the COVID-19 pandemic, which outpaced distribution losses. This was partially offset by unfavorable pricing due to the carryover impact of prior year pricing adjustments and unfavorable foreign currency. Excluding the impact of foreign currency, organic net sales in the Meal Preparation segment increased by 0.5% year-over-year.

Direct operating income as a percentage of net sales decreased 0.7 percentage points in the first quarter of 2020 compared to the first quarter of 2019. This decrease was primarily due to unfavorable mix of lower margin business, partially offset by favorable volume as a result of the COVID-19 pandemic and lower freight costs due to rate favorability and reduced spot market usage.

Snacking & Beverages

Net sales in the Snacking & Beverages segment increased $15.2 million, or 3.8%, in the first quarter of 2020 compared to the first quarter of 2019. The change in net sales was due to favorable volume/mix, including the impact of divestitures, mostly from increased demand as a result of the COVID-19 pandemic, which outpaced distribution losses. This was partially offset by efforts to simplify and rationalize low margin SKUs and unfavorable pricing primarily related to the carryover impact of prior year pricing adjustments. Excluding the impact of the divested In-Store Bakery facilities and SKU rationalization, organic net sales in the Snacking & Beverages segment increased 6.0% year-over-year.

Direct operating income as a percentage of net sales decreased 0.1 percentage point in the first quarter of 2020 compared to the first quarter of 2019. The decrease primarily resulted from lower throughput at the Broth plants as a result of the higher year-end inventory balance and unfavorable pricing related to the carryover impact of prior year pricing adjustments. This was partially offset by lower freight costs due to rate favorability, reduced spot market usage, an increase in customer pick-up, and favorable volume/mix.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. During the three months ended March 31, 2020, the Company drew $100.0 million from its Revolving Credit Facility as a precautionary measure to maximize its financial flexibility and increase cash on hand. If additional borrowings are needed, approximately $623.9 million was available under the Revolving Credit Facility as of March 31, 2020. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

At this time, COVID‐19 has not had a material adverse impact on our operations, and we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. We expect that the provisions included within the CARES Act will help offset incremental cash expenses incurred by the Company as we respond to the COVID-19 pandemic. Under the CARES Act, we expect to defer the payment of approximately $20 million to $25 million in payroll taxes through the remainder of 2020, which will be paid equally in the fourth quarters of 2021 and 2022. In addition, we are actively monitoring the collectability of all of our outstanding trade receivables, including those within our foodservice channel, which comprises less than 10% of our revenue. Given the dynamic nature of COVID‐19, we will continue to assess our liquidity needs while additionally managing our discretionary spending and investment strategies.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$68.5	$(65.4)
Investing activities of continuing operations	(26.0)	(35.4)
Financing activities of continuing operations	92.3	(14.8)
Cash flows from discontinued operations	(6.3)	26.4

Operating Activities From Continuing Operations

Our cash provided by operating activities of continuing operations was $68.5 million in the first three months of 2020 compared to cash used in operating activities of $65.4 million in the first three months of 2019, an increase of $133.9 million. The increase in cash provided by operating activities during the first three months of 2020 compared to the first three months of 2019 was primarily attributable to higher cash earnings and improved working capital. The Company's working capital management emphasis continues to be focused on driving faster collection of receivables, reducing inventory, and extending vendor payment terms.

Investing Activities From Continuing Operations

Cash used in investing activities of continuing operations was $26.0 million in the first three months of 2020 compared to $35.4 million in the first three months of 2019, a decrease in cash used of $9.4 million, driven by proceeds from the sale of fixed assets during the first three months of 2020.

Financing Activities From Continuing Operations

Net cash provided by financing activities of continuing operations was $92.3 million in the first three months of 2020 compared to cash used in financing activities of $14.8 million in the first three months of 2019, an increase in cash provided of $107.1 million. During the first three months of 2020, the Company drew $100.0 million from its Revolving Credit Facility as a precautionary measure to maximize its financial flexibility and increase cash on hand.

Cash Flows From Discontinued Operations

Our cash used in discontinued operations was $6.3 million in the first three months of 2020 compared to cash provided of $26.4 million in the first three months of 2019, a decrease in cash provided of $32.7 million. The decrease is primarily attributable to higher inventory reductions during the first three months of 2019 compared to 2020.

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

	Three Months Ended March 31,
	2020	2019
	(In millions)
Cash flow provided by (used in) operating activities from continuing operations	$68.5	$(65.4)
Less: Capital expenditures	(31.1)	(35.3)
Free cash flow from continuing operations	$37.4	$(100.7)

Debt Obligations

At March 31, 2020, we had $100.0 million outstanding under the Revolving Credit Facility, $457.1 million outstanding under Term Loan A, $679.4 million outstanding under Term Loan A-1, $375.9 million of the 2022 Notes outstanding, $602.9 million of the 2024 Notes outstanding, and $4.2 million of other obligations. In addition, at March 31, 2020, there were $26.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at March 31, 2020, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $623.9 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the "Amended and Restated Credit Agreement") for the three months ended March 31, 2020 averaged 3.37%. Including the interest rate swap agreements in effect as of March 31, 2020, the average rate increases to 3.65%.

We are in compliance with all applicable financial debt covenants as of March 31, 2020. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Guarantor Summarized Financial Information

The 2022 Notes and 2024 Notes issued by TreeHouse Foods, Inc. are fully and unconditionally, as well as jointly and severally, guaranteed by our directly and indirectly owned domestic subsidiaries, which are collectively known as the "Guarantor Subsidiaries." The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The following tables present summarized financial information of TreeHouse Foods, Inc. and the Guarantor Subsidiaries on a combined basis. The combined summarized financial information eliminates intercompany balances and transactions among TreeHouse Foods, Inc. and the Guarantor Subsidiaries and equity in earnings and investments in any Guarantor Subsidiaries or Non-Guarantor Subsidiaries. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and Guarantor Subsidiaries.

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statements of Operations	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(unaudited, in millions)
Net sales	$1,026.7	$4,104.5
Gross profit	184.7	763.9
Net loss from continuing operations	(29.8)	(116.9)
Net income (loss) from discontinued operations	1.6	(254.1)
Net loss	(28.2)	(371.0)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	March 31, 2020	December 31, 2019
	(unaudited, in millions)
Current assets	$1,239.2	$1,142.2
Noncurrent assets	3,603.5	3,626.5
Current liabilities	832.7	858.9
Noncurrent liabilities	2,611.1	2,515.6

The following is a description of the transactions between the combined TreeHouse Foods, Inc. and Guarantor Subsidiaries with Non-Guarantor Subsidiaries:

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(unaudited, in millions)
Net sales to Non-Guarantor Subsidiaries	$21.8	$134.2
Purchases from Non-Guarantor Subsidiaries	62.1	232.8

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
	March 31, 2020	December 31, 2019
	(unaudited, in millions)
Amount due from/(to) Non-Guarantor Subsidiaries	$1.1	$(10.2)

Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by GAAP ("Non-GAAP"). A Non-GAAP financial measure is a numerical measure of financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Company’s Condensed Consolidated Financial Statements. We believe these measures provide useful information to the users of the financial statements as we also have included these measures in other communications and publications.

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

Organic Net Sales

Organic Net Sales is defined as net sales excluding the impacts of SKU rationalization, foreign currency, and the net sales associated with the divestiture of the In-Store Bakery facilities, which closed on April 17, 2020, for the three months ended March 31, 2020 and 2019. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management.

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per diluted share from continuing operations ("Adjusted Diluted EPS") reflects adjustments to GAAP loss per diluted share from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, restructuring programs, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of Adjusted Diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended March 31,
		2020	2019
		(unaudited)
Diluted loss per share from continuing operations (GAAP)		$(0.58)	$(0.26)
Mark-to-market adjustments	(1)	1.13	0.28
Restructuring programs & other	(2)	0.35	0.57
Foreign currency loss (gain) on re-measurement of intercompany notes	(3)	0.26	(0.03)
Tax indemnification	(4)	0.01	(0.01)
Change in regulatory requirements	(5)	0.01	—
COVID-19	(6)	(0.09)	—
Taxes on adjusting items		(0.72)	(0.22)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$0.37	$0.33

During the three months ended March 31, 2020 and 2019, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

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

(2)
The Company's restructuring and margin improvement activities are part of an enterprise-wide transformation to improve the long-term profitability of the Company. For the three months ended March 31, 2020 and 2019, the Company incurred restructuring program costs of approximately $19.9 million and $32.0 million, respectively. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional details. Additionally, the Company recognized other items affecting comparability including recovery of insurance proceeds related to a prior period product recall, consulting fees associated with the CFO transition, and other acquisition, integration, divestiture, and related costs. These other items were approximately $(0.2) million and $0.1 million for the three months ended March 31, 2020 and 2019 respectively.

(3)
The Company has Canadian dollar denominated intercompany loans and incurred foreign currency losses of $14.9 million in the first quarter of 2020 versus foreign currency gains of $1.6 million in the prior year to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.

(4)
The tax indemnification line represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(5)
During the three months ended March 31, 2020, the Company incurred regulatory compliance costs related to upcoming changes in nutrition labeling requirements. These costs included both consulting services and inventory write-downs.

(6)
During 2020, the Company recognized a $6.0 million income tax benefit due to the enactment of the CARES Act. This was partially offset by incremental costs incurred in our response to the COVID-19 pandemic, which included additional sanitation measures and protective equipment for employees.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying Non-GAAP adjustments.

Adjusted Net Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted Net Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations and Adjusted EBITDA Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted net income from continuing operations represents GAAP net loss as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.
Adjusted EBIT from continuing operations represents adjusted net income from continuing operations before interest expense, interest income, and income tax expense. Adjusted EBITDA from continuing operations represents adjusted EBIT from continuing operations before depreciation and amortization expense. Adjusted EBIT from continuing operations and adjusted EBITDA from continuing operations are performance measures commonly used by management to assess operating performance, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.
Adjusted net income margin from continuing operations, adjusted EBIT margin from continuing operations, and adjusted EBITDA margin from continuing operations are calculated as the respective metric defined above as a percentage of net sales as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above.

The following table reconciles the Company’s net loss from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, and Adjusted EBITDA from continuing operations for the three months ended March 31, 2020 and 2019:

		Three Months Ended March 31,
		2020	2019
		(unaudited in millions)
Net loss from continuing operations (GAAP)		$(32.8)	$(14.5)
Mark-to-market adjustments	(1)	64.1	15.9
Restructuring programs & other	(2)	19.7	32.1
Foreign currency loss (gain) on re-measurement of intercompany notes	(3)	14.9	(1.6)
Tax indemnification	(4)	0.8	(0.3)
Change in regulatory requirements	(5)	0.7	—
COVID-19	(6)	(5.1)	—
Less: Taxes on adjusting items		(41.6)	(12.7)
Adjusted net income from continuing operations (Non-GAAP)		20.7	18.9
Interest expense		24.8	25.1
Interest income		(4.0)	(2.6)
Income tax benefit (excluding COVID-19 tax benefit)		(34.2)	(6.9)
Add: Taxes on adjusting items		41.6	12.7
Adjusted EBIT from continuing operations (Non-GAAP)		48.9	47.2
Depreciation and amortization	(7)	49.8	52.8
Adjusted EBITDA from continuing operations (Non-GAAP)		$98.7	$100.0

Adjusted net income margin from continuing operations		1.9%	1.8%
Adjusted EBIT margin from continuing operations		4.5%	4.4%
Adjusted EBITDA margin from continuing operations		9.1%	9.4%

		Location in Condensed	Three Months Ended March 31,
		Consolidated Statements of Operations	2020	2019
			(unaudited in millions)
(1)	Mark-to-market adjustments	Other expense, net	$64.1	$15.9
(2)	Restructuring programs & other	Other operating expense, net	18.5	28.2
		Cost of sales	0.7	3.0
		General and administrative	0.5	0.9
(3)	Foreign currency loss (gain) on re-measurement of intercompany notes	Loss (gain) on foreign currency exchange	14.9	(1.6)
(4)	Tax indemnification	Other expense, net	0.8	(0.3)
(5)	Change in regulatory requirements	Cost of sales	(0.1)	—
		Selling and distribution	0.7	—
		General and administrative	0.1	—
(6)	COVID-19	Cost of sales	0.9	—
		Income tax benefit	(6.0)	—
(7)	Depreciation included as an adjusting item	Cost of sales	—	1.4
		General and administrative	—	0.8

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

See Note 14 to our Condensed Consolidated Financial Statements included herein and Note 20 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for more information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to the Company's critical accounting policies in the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

We do not have any obligations that meet the definition of an off-balance sheet arrangement, other than letters of credit, which have or are reasonably likely to have a material effect on our Condensed Consolidated Financial Statements.

Cautionary Statement Regarding Forward Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words "anticipate," "believe," "estimate," "project," "expect," "intend," "plan," "should," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: risks related to the impact of the recent COVID-19 outbreak on our business, suppliers, consumers, customers and employees; the success of our restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; raw material and commodity costs; competition; disruptions or inefficiencies in our supply chain and/or operations, including from the recent COVID-19 outbreak; our ability to continue to make acquisitions in accordance with our business strategy; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; and labor strikes or work stoppages; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2019, and from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

For additional information regarding the Company's exposure to certain market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2019 Annual Report on Form 10-K. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures from the 2019 year-end.

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

As of March 31, 2020, management with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of March 31, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 7, 2020

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 14 to the Condensed Consolidated Financial Statements in this report.

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 with the exception of the following:

Our business, results of operations, and financial condition may be adversely affected by pandemic infectious diseases, particularly the novel coronavirus strain known as COVID-19.

Pandemic infectious diseases, such as the current COVID-19 strain, may adversely impact our business, consolidated results of operations, and financial condition. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. This volatility could impact our operations in a variety of ways, including as follows:

•
If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively impacted;

•	A shutdown of one or multiple of our manufacturing facilities due to government restrictions or illness in connection with COVID-19;

•	Decreased demand in the foodservice business (including due to COVID-19) may adversely affect our operations within this channel;

•	Volatility in commodity and other input costs could substantially impact our results of operations;

•	A fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;

•	Supply chain disruptions due to COVID-19 could impair our ability to manufacture or sell our products;

•	An increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities including acquisitions and divestitures; and

•
It may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from the coronavirus and unable to work, the attention of the management team could be diverted.

We are unable to accurately predict the impact that COVID-19 will have on our business in the future due to various uncertainties, including the severity and transmission rate of the virus, the extent and effectiveness of containment, measures taken by governmental authorities and private actors to limit the spread of the virus, and the impact of these and other factors on our employees and customers. If we are not able to respond to and manage the impact of such events effectively, our business could be harmed.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Exhibits

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*,**	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*,**	Cover Page Interactive Data File.

*Filed herewith.
**The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: May 7, 2020	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Executive Vice President and Chief Financial Officer

Date: May 7, 2020	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Vice President, Corporate Controller, and Principal Accounting Officer