Form 10-Q
period 2020-06-30
TreeHouse Foods, Inc.
filed 2020-08-06
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020.
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
Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2020: 56,499,463.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$293.9	$202.3
Receivables, net	265.1	270.6
Inventories	629.4	544.0
Prepaid expenses and other current assets	94.1	44.5
Assets held for sale	—	27.0
Assets of discontinued operations	122.7	131.1
Total current assets	1,405.2	1,219.5
Property, plant, and equipment, net	1,014.3	1,045.2
Operating lease right-of-use assets	161.6	175.3
Goodwill	2,102.1	2,107.3
Intangible assets, net	524.8	554.7
Other assets, net	34.0	37.4
Total assets	$5,242.0	$5,139.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$558.4	$508.4
Accrued expenses	370.6	273.2
Current portion of long-term debt	15.4	15.3
Liabilities of discontinued operations	7.3	16.5
Total current liabilities	951.7	813.4
Long-term debt	2,086.6	2,091.7
Operating lease liabilities	145.1	158.5
Deferred income taxes	123.2	101.5
Other long-term liabilities	131.7	143.4
Total liabilities	3,438.3	3,308.5
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.5 and 56.2 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(83.3)	(83.3)
Additional paid-in capital	2,168.4	2,154.6
Accumulated deficit	(189.7)	(157.0)
Accumulated other comprehensive loss	(92.3)	(84.0)
Total stockholders’ equity	1,803.7	1,830.9
Total liabilities and stockholders’ equity	$5,242.0	$5,139.4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$1,041.9	$1,025.3	$2,126.8	$2,092.1
Cost of sales	850.7	836.1	1,740.7	1,706.7
Gross profit	191.2	189.2	386.1	385.4
Operating expenses:
Selling and distribution	63.0	59.8	128.1	130.0
General and administrative	73.7	86.1	137.3	148.4
Amortization expense	17.4	18.6	34.9	38.7
Other operating expense, net	11.8	32.6	30.3	60.7
Total operating expenses	165.9	197.1	330.6	377.8
Operating income (loss)	25.3	(7.9)	55.5	7.6
Other expense:
Interest expense	26.2	26.1	51.0	51.2
(Gain) loss on foreign currency exchange	(6.5)	(1.3)	7.9	(1.7)
Other (income) expense, net	(5.6)	24.2	58.4	36.4
Total other expense	14.1	49.0	117.3	85.9
Income (loss) before income taxes	11.2	(56.9)	(61.8)	(78.3)
Income tax expense (benefit)	13.8	(6.8)	(26.4)	(13.7)
Net loss from continuing operations	(2.6)	(50.1)	(35.4)	(64.6)
Net income (loss) from discontinued operations	1.1	(121.7)	2.7	(134.1)
Net loss	$(1.5)	$(171.8)	$(32.7)	$(198.7)

Earnings (loss) per common share - basic:
Continuing operations	$(0.05)	$(0.89)	$(0.63)	$(1.15)
Discontinued operations	0.02	(2.16)	0.05	(2.39)
Loss per share basic (1)	$(0.03)	$(3.05)	$(0.58)	$(3.54)

Earnings (loss) per common share - diluted:
Continuing operations	$(0.05)	$(0.89)	$(0.63)	$(1.15)
Discontinued operations	0.02	(2.16)	0.05	(2.39)
Loss per share diluted (1)	$(0.03)	$(3.05)	$(0.58)	$(3.54)

Weighted average common shares:
Basic	56.5	56.3	56.4	56.2
Diluted	56.5	56.3	56.4	56.2

(1)	The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1.5)	$(171.8)	$(32.7)	$(198.7)

Other comprehensive income (loss):
Foreign currency translation adjustments	7.4	7.2	(8.5)	14.0
Pension and postretirement reclassification adjustment	0.1	0.2	0.2	0.3
Other comprehensive income (loss)	7.5	7.4	(8.3)	14.3
Comprehensive income (loss)	$6.0	$(164.4)	$(41.0)	$(184.4)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

				Retained			Accumulated
			Additional	Earnings			Other
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Loss	Equity
Balance, January 1, 2019	57.8	$0.6	$2,135.8	$204.0	(1.8)	$(83.3)	$(97.1)	$2,160.0
Net loss	—	—	—	(26.9)	—	—	—	(26.9)
Other comprehensive income	—	—	—	—	—	—	6.9	6.9
Equity awards exercised	0.2	—	(4.4)	—	—	—	—	(4.4)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Balance, March 31, 2019	58.0	$0.6	$2,137.5	$177.1	(1.8)	$(83.3)	$(90.2)	$2,141.7
Net loss	—	—	—	(171.8)	—	—	—	(171.8)
Other comprehensive income	—	—	—	—	—	—	7.4	7.4
Equity awards exercised	—	—	(0.7)	—	—	—	—	(0.7)
Stock-based compensation	—	—	6.7	—	—	—	—	6.7
Balance, June 30, 2019	58.0	$0.6	$2,143.5	$5.3	(1.8)	$(83.3)	$(82.8)	$1,983.3

Balance, January 1, 2020	58.0	$0.6	$2,154.6	$(157.0)	(1.8)	$(83.3)	$(84.0)	$1,830.9
Net loss	—	—	—	(31.2)	—	—	—	(31.2)
Other comprehensive loss	—	—	—	—	—	—	(15.8)	(15.8)
Equity awards exercised	0.2	—	(3.9)	—	—	—	—	(3.9)
Stock-based compensation	—	—	8.1	—	—	—	—	8.1
Balance, March 31, 2020	58.2	$0.6	$2,158.8	$(188.2)	(1.8)	$(83.3)	$(99.8)	$1,788.1
Net loss	—	—	—	(1.5)	—	—	—	(1.5)
Other comprehensive income	—	—	—	—	—	—	7.5	7.5
Equity awards exercised	0.1	—	2.5	—	—	—	—	2.5
Stock-based compensation	—	—	7.1	—	—	—	—	7.1
Balance, June 30, 2020	58.3	$0.6	$2,168.4	$(189.7)	(1.8)	$(83.3)	$(92.3)	$1,803.7

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(32.7)	$(198.7)
Net income (loss) from discontinued operations	2.7	(134.1)
Net loss from continuing operations	(35.4)	(64.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99.4	106.5
Stock-based compensation	14.9	12.0
Unrealized loss on derivative contracts	59.8	41.2
Deferred income taxes	21.9	0.1
Other	12.0	(0.7)
Changes in operating assets and liabilities:
Receivables	4.8	49.8
Inventories	(84.4)	(79.2)
Prepaid expenses and other assets	(59.7)	(28.7)
Accounts payable	58.1	(63.4)
Accrued expenses and other liabilities	31.9	(16.5)
Net cash provided by (used in) operating activities - continuing operations	123.3	(43.5)
Net cash provided by operating activities - discontinued operations	0.5	52.9
Net cash provided by operating activities	123.8	9.4
Cash flows from investing activities:
Additions to property, plant, and equipment	(49.0)	(56.7)
Additions to intangible assets	(7.6)	(13.8)
Proceeds from sale of fixed assets	5.1	1.4
Proceeds from divestiture	26.9	—
Other	—	(0.1)
Net cash used in investing activities - continuing operations	(24.6)	(69.2)
Net cash used in investing activities - discontinued operations	(0.4)	(3.5)
Net cash used in investing activities	(25.0)	(72.7)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	100.0	46.3
Payments under Revolving Credit Facility	(100.0)	(46.3)
Payments on financing lease obligations	(0.7)	(1.3)
Payments on Term Loans	(7.0)	(35.0)
Receipts related to stock-based award activities	2.6	0.5
Payments related to stock-based award activities	(4.0)	(5.6)
Net cash used in financing activities - continuing operations	(9.1)	(41.4)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(9.1)	(41.4)
Effect of exchange rate changes on cash and cash equivalents	1.9	4.1
Net increase (decrease) in cash and cash equivalents	91.6	(100.6)
Cash and cash equivalents, beginning of period	202.3	164.3
Cash and cash equivalents, end of period	$293.9	$63.7

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow disclosures
Interest paid	$44.8	$56.8
Net income tax paid (refund)	5.2	(5.3)

Non-cash investing activities:
Accrued purchase of property and equipment	$19.4	$26.8
Accrued other intangible assets	2.8	4.9
Right-of-use assets and operating lease obligations recognized at ASU 2016-02 transition	—	252.5
Right-of-use assets and operating lease obligations recognized after ASU 2016-02 transition	5.2	7.4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2020
(Unaudited)

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In March 2020, the SEC amended Rules 3-10 and 3-16 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. The final rule also allows for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations. This rule is effective January 4, 2021 with earlier adoption permitted. The Company early adopted this new rule during the first quarter of 2020.

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings. The Company early adopted this guidance during the first quarter of 2020. The adoption did not have a material impact on the Company's financial statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Not yet adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the ASU from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this new ASU on its consolidated financial statements and related disclosures.

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

The costs by activity for the Restructuring Programs are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
TreeHouse 2020	$8.8	$28.1	$20.9	$54.5
Structure to Win	3.0	5.5	10.8	11.1
Total Restructuring Programs	$11.8	$33.6	$31.7	$65.6

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

Below is a summary of costs by line item for the Restructuring Programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Cost of sales	$—	$0.2	$0.7	$3.2
General and administrative	0.3	0.8	1.0	1.6
Other operating expense, net	11.5	32.6	30.0	60.8
Total	$11.8	$33.6	$31.7	$65.6

The table below presents the exit cost liability activity as of June 30, 2020:

Severance
(In millions)
Balance as of December 31, 2019	$5.6
Expenses recognized	2.8
Cash payments	(4.2)
Balance as of June 30, 2020	$4.2

Liabilities as of June 30, 2020 associated with total exit cost reserves relate to severance. The severance liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

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

Below is a summary of the overall TreeHouse 2020 program costs by type:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Costs To Date	Total Expected Costs
	2020	2019	2020	2019
	(In millions)
Asset-related	$—	$—	$—	$2.4	$45.1	$45.5
Employee-related	1.0	3.2	1.7	7.3	57.8	59.5
Other costs	7.8	24.9	19.2	44.8	177.3	196.5
Total	$8.8	$28.1	$20.9	$54.5	$280.2	$301.5

For the three and six months ended June 30, 2020 and 2019, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost and severance; and other costs primarily consisted of consulting costs.  Asset-related costs were recognized in Cost of sales while employee-related and other costs were primarily recognized in Other operating expense, net of the Condensed Consolidated Statement of Operations.

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

Below is a summary of costs by type associated with the Structure to Win program:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Costs To Date	Total Expected Costs
	2020	2019	2020	2019
	(In millions)
Asset-related	$—	$0.9	$—	$1.7	$4.0	$4.0
Employee-related	0.9	1.2	5.0	2.5	31.1	36.9
Other costs	2.1	3.4	5.8	6.9	35.5	46.7
Total	$3.0	$5.5	$10.8	$11.1	$70.6	$87.6

In the first quarter of 2020, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. Transition expenses related to the reorganization, which primarily relate to dedicated employee cost, severance, and consulting are included within Structure to Win. In connection with this reorganization, the Company increased the total expected costs for the Structure to Win program from $60.4 million to $87.6 million during the six months ended June 30, 2020.

For the three and six months ended June 30, 2020 and 2019, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Condensed Consolidated Statements of Operations.

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

Receivables sold under the Receivables Sales Program are de-recognized from the Company's Condensed Consolidated Balance Sheet at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The outstanding amount of accounts receivable sold under the Receivables Sales Program was $200.1 million and $243.0 million as of June 30, 2020 and December 31, 2019, respectively.

The loss on sale of receivables was $0.6 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively, and is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of June 30, 2020 or December 31, 2019, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

As of June 30, 2020 and December 31, 2019, the Company had collected but not yet remitted to the financial institutions $131.3 million and $158.3 million, respectively. These amounts were included in Accounts payable in the Condensed Consolidated Balance Sheets.

5. INVENTORIES

	June 30, 2020	December 31, 2019
	(In millions)
Raw materials and supplies	$257.0	$205.5
Finished goods	372.4	338.5
Total inventories	$629.4	$544.0

6. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued Operations

Snacks

During the second quarter of 2019, due to changes in market price expectations for the sale of the Company's Snacks division, the Company assessed the recoverability of the carrying value of the long-lived assets associated with the division. This assessment resulted in total long-lived asset impairment losses of $66.5 million, comprised of $63.2 million of property, plant, and equipment impairment losses and $3.3 million of intangible asset impairment losses. These losses result from the estimated fair value of the Snacks asset group, which was determined by its estimated discounted cash flows. These cash flows represent Level 3 inputs under ASC 820. The impairment loss is recognized as a component of Net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations.

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

The Company entered into a Transition Services Agreement ("TSA") with Atlas, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA terminated August 1, 2020 and certain services were renewed with a maximum of an additional twelve-month period. The income received under the TSA was not material for the three and six months ended June 30, 2020 and is primarily classified within General and administrative expenses or Cost of

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales in the Company's Condensed Consolidated Statements of Operations depending on the functions being supported by the Company. Except for transition services, the Company has no continuing involvement with Atlas or the operation of the Snacks division subsequent to the completion of the sale.

Ready-to-eat Cereal

On May 1, 2019, the Company entered into a definitive agreement to sell its Ready-to-eat ("RTE") Cereal business to Post Holdings, Inc. ("Post"), which until that time had been a component of the Meal Preparation reporting segment. The sale of this business is part of the Company's portfolio optimization strategy. On December 19, 2019, the Federal Trade Commission objected to the sale to Post. On January 13, 2020, the sale to Post was terminated and the Company announced its intention to pursue a sale of the RTE Cereal business to an alternative buyer. The Company continues to evaluate market conditions as a result of the coronavirus ("COVID-19") pandemic and is committed to a plan to continue the sales process and dispose of the business.

The RTE Cereal business continues to be classified as a discontinued operation as of June 30, 2020. An expected disposal loss of $63.9 million was recognized during the three months ended June 30, 2019 within Net income (loss) from discontinued operations. The expected disposal loss for the RTE Cereal business is remeasured each quarter at the lower of carrying value or estimated fair value less costs to sell and is included in the valuation allowance in the balance sheet. There were no adjustments recognized to the expected disposal loss during the three months ended June 30, 2020, and a $0.3 million adjustment was recognized during the six months ended June 30, 2020. These adjustments are classified as a component of Net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations. Completion of the sale may be for amounts that could be significantly different from the current fair value estimate. The Company's estimate of fair value will be evaluated and recognized each reporting period until the divestiture is complete.

The Company has reflected the Snacks division (through the date of sale) and RTE Cereal business as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net sales	$60.1	$225.8	$116.9	$460.8
Cost of sales	53.1	216.0	101.0	452.1
Selling, general, administrative and other operating expenses	4.3	17.5	9.2	30.1
Amortization expense	—	0.7	—	2.2
Asset impairment	—	130.4	(0.3)	130.4
Other operating expense, net	0.4	2.9	1.2	3.6
Operating income (loss) from discontinued operations	2.3	(141.7)	5.8	(157.6)
Interest and other expense	0.8	1.8	2.1	3.6
Income tax expense (benefit)	0.4	(21.8)	1.0	(27.1)
Net income (loss) from discontinued operations	$1.1	$(121.7)	$2.7	$(134.1)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 include the following:

	June 30, 2020	December 31, 2019
	(in millions)
Inventories	$34.7	$41.6
Property, plant, and equipment, net	64.3	64.4
Operating lease right-of-use assets	5.8	7.5
Goodwill	53.5	53.5
Intangible assets, net	38.6	38.6
Valuation allowance	(74.2)	(74.5)
Total assets of discontinued operations	$122.7	$131.1

Accrued expenses and other liabilities	$1.0	$8.3
Operating lease liabilities	6.3	8.2
Total liabilities of discontinued operations	$7.3	$16.5

Other Divestitures

In-Store Bakery Facilities

During the fourth quarter of 2019, the Company reached the decision to sell two of its In-Store Bakery facilities located in Fridley, Minnesota and Lodi, California, which manufacture breads, rolls, and cakes for in-store retail bakeries and food-away-from-home customers. These two facilities were included within the Snacking & Beverages reporting segment. On January 10, 2020, the Company entered into a definitive agreement to sell these facilities. On April 17, 2020, the sale of these facilities was completed for $24.0 million, subject to customary purchase price adjustments. The cash proceeds were classified within Net cash used in investing activities - continuing operations. The Company recognized a loss upon divestiture of $0.3 million within Other operating expense, net in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2020.

The associated assets met the held for sale accounting criteria as of December 31, 2019 and were classified accordingly in the Condensed Consolidated Balance Sheets. These two facilities did not meet the criteria to be presented as a discontinued operation.

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

Changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows:

	Meal Preparation	Snacking & Beverages	Total
	(In millions)
Balance at January 1, 2020, before accumulated impairment losses	$1,264.5	$887.3	$2,151.8
Accumulated impairment losses	(11.5)	(33.0)	(44.5)
Balance at January 1, 2020	1,253.0	854.3	2,107.3
Foreign currency exchange adjustments	(3.0)	(2.2)	(5.2)
Balance at June 30, 2020	$1,250.0	$852.1	$2,102.1

Indefinite Lived Intangible Assets

The Company has $21.3 million and $22.0 million of trademarks with indefinite lives as of June 30, 2020 and December 31, 2019, respectively.

Finite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets with finite lives as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$774.1	$(377.2)	$396.9	$778.1	$(355.2)	$422.9
Contractual agreements	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	52.8	(29.0)	23.8	53.0	(27.1)	25.9
Formulas/recipes	22.1	(20.5)	1.6	22.1	(19.2)	2.9
Computer software	186.0	(104.8)	81.2	179.0	(98.0)	81.0
Total finite lived intangibles	$1,035.5	$(532.0)	$503.5	$1,032.7	$(500.0)	$532.7

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. INCOME TAXES

Income taxes were recognized at an effective rate of 123.2% and 42.7% for the three and six months ended June 30, 2020, respectively, compared to 12.0% and 17.5% for the three and six months ended June 30, 2019, respectively. The change in the Company's effective tax rate for the three and six months ended June 30, 2020 compared to 2019 is primarily the result of a change in the amount of valuation allowance recorded against certain deferred tax assets and an increase in the amount of non-deductible executive compensation, partially offset by a benefit recognized in 2020 due to the enactment of the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act). Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $4.1 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $0.4 million of the $4.1 million could affect net income when settled.

On March 27, 2020, President Trump signed the CARES Act, which features several tax provisions and other measures that assist businesses impacted by the economic effects of the COVID-19 pandemic. The significant tax provisions include an increase in the limitation of the tax deduction for interest expense from 30% to 50% of adjusted earnings in 2019 and 2020, a five-year carryback allowance for net operating losses ("NOLs") generated in tax years 2018-2020, increased charitable contribution limitations to 25% of taxable income in 2020, and a retroactive technical correction to the 2017 Tax Cuts and Jobs Act that makes qualified improvement property placed in service after December 31, 2017 eligible for bonus depreciation. The Company has recorded a $5.0 million and $11.0 million income tax benefit related to the NOL carryback provisions of the CARES Act for the three and six months ended June 30, 2020, respectively. The Company has also included an estimated federal income tax receivable related to the CARES Act of $32.3 million in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of June 30, 2020.

On July 28, 2020, the Internal Revenue Service issued final regulations under Section 163(j) of the Internal Revenue Code. The Company is currently reviewing the regulations but expects they will have a positive impact on our ability to deduct business interest expense for tax purposes. In addition, we expect the final regulations to increase the income tax benefit related to the NOL carryback provision of the CARES Act by an estimated $10 million to $15 million, which will be recognized in the third quarter of 2020.
9. LONG-TERM DEBT

	June 30, 2020	December 31, 2019
	(In millions)
Term Loan A	$455.9	$458.4
Term Loan A-1	677.1	681.6
2022 Notes	375.9	375.9
2024 Notes	602.9	602.9
Finance leases	3.8	3.9
Total outstanding debt	2,115.6	2,122.7
Deferred financing costs	(13.6)	(15.7)
Less current portion	(15.4)	(15.3)
Total long-term debt	$2,086.6	$2,091.7

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended June 30, 2020 was 2.13%. Including the impact of interest rate swap agreements in effect as of June 30, 2020, the average rate increased to 3.91%.

Revolving Credit Facility — During the three months ended June 30, 2020, the Company repaid $100.0 million which was previously drawn from its $750.0 million Revolving Credit Facility. As of June 30, 2020, the Company had remaining availability of $723.9 million under the Revolving Credit Facility. The Revolving Credit Facility matures on February 1, 2023. In addition, as of June 30, 2020, there were $26.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value - At June 30, 2020, the aggregate fair value of the Company's total debt was $2,122.2 million and its carrying value was $2,111.8 million. At December 31, 2019, the aggregate fair value of the Company's total debt was $2,146.1 million and its carrying value was $2,118.8 million. The fair values of the Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair values of the Company's 2022 Notes and 2024 Notes were estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

10. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share data)
Weighted average common shares outstanding	56.5	56.3	56.4	56.2
Assumed exercise/vesting of equity awards (1)	—	—	—	—
Weighted average diluted common shares outstanding	56.5	56.3	56.4	56.2

(1)
For the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019 the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because including incremental shares would have been anti-dilutive. Equity awards excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.5 million and 1.6 million for the three and six months ended June 30, 2020, respectively, and 1.7 million for both the three and six months ended June 30, 2019.

11. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 17.5 million, of which approximately 3.9 million remained available at June 30, 2020.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net loss from continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$7.0	$6.3	$14.9	$12.0
Related income tax benefit	1.8	1.7	3.9	3.2

All amounts below include continuing and discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Stock Options — The following table summarizes stock option activity during the six months ended June 30, 2020. Stock options generally vest in approximately three equal installments on each of the first three anniversaries of the grant date and expire ten years from the grant date.

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2019	1,528	$74.58	3.7	$0.8
Forfeited	(7)	84.66
Exercised	(57)	46.47
Expired	(60)	76.29
Outstanding, at June 30, 2020	1,404	75.59	3.4	0.5
Vested/expected to vest, at June 30, 2020	1,404	75.59	3.4	0.5
Exercisable, at June 30, 2020	1,402	75.60	3.4	0.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Intrinsic value of stock options exercised	$0.3	$—	$0.3	$—
Tax benefit recognized from stock option exercises	0.1	—	0.1	—

Future compensation costs related to unvested options totaled less than $0.1 million at June 30, 2020 and will be recognized over the remaining vesting period of the grants, which averages 0.4 years.
Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of June 30, 2020, director restricted stock units that have been earned and deferred totaled approximately 91,130.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2020:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2019	615	$54.58	116	$58.30
Granted	418	44.16	29	52.46
Vested	(221)	55.42	(24)	66.79
Forfeited	(63)	57.35	—	—
Outstanding, at June 30, 2020	749	48.27	121	55.04

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Fair value of vested restricted stock units	$1.8	$3.5	$10.2	$18.7
Tax benefit recognized from vested restricted stock units	0.5	0.8	1.9	3.4

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to restricted stock units are approximately $27.4 million as of June 30, 2020 and will be recognized on a weighted average basis over the next 2.1 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

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

The following table summarizes the performance unit activity during the six months ended June 30, 2020:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2019	482	$61.28
Granted	221	44.19
Vested	(75)	60.12
Forfeited	(72)	77.88
Unvested, at June 30, 2020	556	52.47

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Fair value of vested performance units	$—	$0.9	$3.3	$0.9
Tax benefit recognized from performance units vested	—	0.2	0.6	0.2

Future compensation costs related to the performance units are estimated to be approximately $14.7 million as of June 30, 2020 and are expected to be recognized over the next 1.4 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2018	$(91.7)	$(5.4)	$(97.1)
Other comprehensive income before reclassifications	14.0	—	14.0
Reclassifications from accumulated other comprehensive loss (2)	—	0.3	0.3
Other comprehensive income	14.0	0.3	14.3
Balance at June 30, 2019	$(77.7)	$(5.1)	$(82.8)

Balance at December 31, 2019	$(79.4)	$(4.6)	$(84.0)
Other comprehensive loss before reclassifications	(8.5)	—	(8.5)
Reclassifications from accumulated other comprehensive loss (2)	—	0.2	0.2
Other comprehensive (loss) income	(8.5)	0.2	(8.3)
Balance at June 30, 2020	$(87.9)	$(4.4)	$(92.3)

(1)
The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and six months ended June 30, 2020 and 2019.

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

Components of net periodic pension (benefit) cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Service cost	$0.4	$0.4	$0.8	$0.9
Interest cost	2.7	3.3	5.4	6.5
Expected return on plan assets	(3.6)	(3.4)	(7.2)	(7.2)
Amortization of unrecognized prior service cost	—	0.1	—	0.1
Amortization of unrecognized net loss	0.1	0.1	0.2	0.2
Net periodic pension (benefit) cost	$(0.4)	$0.5	$(0.8)	$0.5

Components of net periodic postretirement cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Interest cost	$0.2	$0.3	$0.4	$0.6
Net periodic postretirement cost	$0.2	$0.3	$0.4	$0.6

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other (income) expense, net of the Condensed Consolidated Statements of Operations.

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

In the second quarter of 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund. Absent agreement with the Fund on a withdrawal payment, the Company estimated a withdrawal liability of $4.1 million. The Company settled the withdrawal liability in the fourth quarter of 2019.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 26, 2020, the court granted lead plaintiff’s motion for class certification. Defendants then filed a petition for permissive appeal of the class certification order in the United States Court of Appeals for the Seventh Circuit on March 11, 2020. After ordering lead plaintiff to file a response, the court denied the petition on May 4, 2020.

On December 16, 2019, the parties agreed to extend the case schedule 90 days. This agreed motion was granted on December 25, 2019. At a status conference on March 10, 2020, the parties informed the court that they intended to engage in a second mediation and the court extended then-upcoming deadlines under the case schedule, pending a further status report from the parties regarding the extent of the stay needed to facilitate mediation. The court subsequently issued multiple general orders as a result of the COVID-19 outbreak, which together postponed all case deadlines for a total of 77 days. On June 9, 2020, the parties filed a joint status report informing the court that mediation had been scheduled for July 9, 2020. The next day, the court stayed the case pending the outcome of mediation. Any in-person mediation was thereafter postponed due to ongoing COVID-19 concerns until at least August 26, 2020.

Due to the similarity of the complaints, the parties in Wells and Lavin entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties. On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018. The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively. On June 25, 2019, the parties jointly moved to consolidate the Bartelt matter with Lavin, so that it would be subject to the Lavin deferral order. This motion was granted on June 27, 2019, and Bartelt is now consolidated with Lavin and deferred. There is no set status date in Lavin at this time. Similarly, Ann Arbor was consolidated with Wells on August 13, 2019, and is now deferred. In Wells, the next status conference is scheduled to take place on August 26, 2020.

The Company is party to matters challenging its wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. Ralcorp Holdings, Inc., et al, pending in the U.S. District Court for the Central District of California, in which plaintiffs allege a pattern of violations of California and/or federal law at three former Company manufacturing facilities in California. The Company has notified the Court that it has reached a preliminary settlement understanding with the Negrete plaintiffs that would resolve all associated matters for a payment by the Company of $9.0 million. The preliminary understanding reached with the Negrete plaintiffs involves procedural requirements and Court approval which may continue through 2021. As a result of these developments, the Company recognized a $9.0 million liability as of June 30, 2020.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.

As of June 30, 2020, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $875.0 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 2.68% from 2019 through 2020 and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recognized in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk - Due to the Company’s foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. The Company’s objective in using foreign currency contracts is to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting and changes in their fair value are recognized in the Condensed Consolidated Statements of Operations. As of June 30, 2020, the Company had less than $0.1 million of U.S. dollar foreign currency contracts outstanding, expiring throughout 2020.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of June 30, 2020, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2020 and 2021; 28.2 million gallons of diesel, expiring throughout 2020 and 2021; 4.5 million dekatherms of natural gas, expiring throughout 2020 and 2021; 5.3 million pounds of coffee, expiring throughout 2020 and 2021; and 32.7 million pounds of resin, expiring throughout 2020 and 2021.

 The following table identifies the fair value of each derivative instrument:

	Fair Value
	June 30, 2020	December 31, 2019
Asset Derivatives	(In millions)
Commodity contracts	$2.4	$0.8
Interest rate swap agreements	—	0.8
	$2.4	$1.6
Liability Derivatives
Commodity contracts	$6.2	$0.6
Foreign currency contracts	—	0.1
Interest rate swap agreements	111.6	56.5
	$117.8	$57.2

As of June 30, 2020 and December 31, 2019, asset derivatives are included within Other assets, net and liability derivatives are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of (Loss) Gain	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Net Income (Loss)	2020	2019	2020	2019
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other (income) expense, net	$8.5	$(2.7)	$(4.1)	$(1.0)
Foreign currency contracts	Other (income) expense, net	(0.4)	(0.5)	0.1	(1.8)
Interest rate swap agreements	Other (income) expense, net	(3.8)	(22.1)	(55.8)	(38.4)
Total unrealized gain (loss)		4.3	(25.3)	(59.8)	(41.2)
Realized (loss) gain
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	(4.2)	0.8	(5.7)	1.3
Foreign currency contracts	Cost of sales	0.3	0.3	0.4	0.6
Interest rate swap agreements	Interest expense	(5.3)	2.0	(6.1)	4.4
Total realized (loss) gain		(9.2)	3.1	(11.4)	6.3
Total loss		$(4.9)	$(22.2)	$(71.2)	$(34.9)

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

Financial information relating to the Company’s reportable segments on a continuing operations basis, revised to reflect the new segment structure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Net sales to external customers:
Meal Preparation	$667.7	$657.5	$1,341.3	$1,328.2
Snacking & Beverages	374.2	367.8	785.5	763.9
Total	$1,041.9	$1,025.3	$2,126.8	$2,092.1
Direct operating income:
Meal Preparation	$102.3	$90.3	$188.6	$181.1
Snacking & Beverages	52.5	46.0	100.6	92.9
Total	154.8	136.3	289.2	274.0
Unallocated selling, general, and administrative expenses	(82.5)	(89.8)	(153.9)	(156.4)
Unallocated cost of sales (1)	(17.7)	(3.2)	(14.5)	(10.6)
Unallocated corporate expense and other (1)	(29.3)	(51.2)	(65.3)	(99.4)
Operating income (loss)	$25.3	$(7.9)	$55.5	$7.6

(1)	Includes charges related to restructuring programs and other costs managed at corporate.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue

Segment revenue disaggregated by product category groups, revised to reflect the new segment structure, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Center store grocery	$413.3	$455.1	$845.3	$898.3
Main course	254.4	202.4	496.0	429.9
Total Meal Preparation	667.7	657.5	1,341.3	1,328.2
Sweet & savory snacks	273.2	291.9	578.2	598.1
Beverages & drink mixes	101.0	75.9	207.3	165.8
Total Snacking & Beverages	374.2	367.8	785.5	763.9
Total net sales	$1,041.9	$1,025.3	$2,126.8	$2,092.1

Segment revenue disaggregated by sales channel is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Retail grocery	$880.6	$807.7	$1,766.1	$1,662.6
Food-away-from-home	48.1	91.2	122.1	176.6
Industrial, co-manufacturing, and other	113.2	126.4	238.6	252.9
Total net sales	$1,041.9	$1,025.3	$2,126.8	$2,092.1

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

Effective January 1, 2020, our reportable segments, and the principal products that comprise each segment, are as follows:

Net sales are distributed across segments in the following manner:

The following discussion and analysis presents the factors that had a material effect on our results of continuing operations for the three and six month periods ended June 30, 2020 and 2019. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

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

Local, state, and national governments continue to emphasize the importance of the food supply during this pandemic and asked that food manufacturers and retailers remain open to meet the needs of our communities. Our number one priority continues to be the health and safety of our employees and others we may come in contact with as we serve our purpose of making high quality food and beverages affordable to all. We have taken numerous steps to keep our employees safe including increased sanitation stations, implementation of physical barriers and social distancing protocols at our manufacturing operations, masks and personal protective equipment for employees across our facilities, preventative temperature screenings across all manufacturing locations, incentives for employees, including supplemental pay and additional paid leave, and remote work arrangements for administrative support functions to comply with shelter-in-place orders. Our cross-functional task force continues to monitor and coordinate the Company's response to COVID-19.

Due to shelter-in-place and social distancing measures, we saw significant changes in product consumption patterns as consumers modified their purchasing habits in response to the pandemic. As a result, we have experienced favorable revenue and earnings impacts within our retail grocery business, which comprises approximately 80% of total net sales. These favorable impacts within our retail grocery channel more than offset the unfavorable impacts due to the prolonged weakness in demand within the food-away-from-home channel, as consumers have shifted to a food-at-home model in response to COVID-19. To date, there have not been material disruptions to our supply chain network, including the supply of our ingredients, packaging, or other sourced materials, though it is possible that more significant disruptions could occur if the duration and severity of COVID-19 increases within North America.

In the interest of the well-being of our employees, we have made decisions to temporarily close our facilities in regions which coincided with the recent growth in COVID-19 cases, where we temporarily closed plants for longer than normal periods in order to keep our employees safe and healthy. As a result, there have been production limitations due to these temporary plant shut downs which limited our ability to service certain categories.

As of the date of this filing, we expect the evolving COVID-19 pandemic to continue to have a favorable impact on our revenue and earnings for the immediate future as we believe that the consumption pattern favoring food-at-home experienced in the first half of 2020 will continue. However, we believe the increases in revenues and earnings will be less elevated in the second half of the year. There are a number of factors impacting these potential outcomes, including, but not limited to, the loosening of government restrictions causing a shift in consumer behavior as well as the consumer’s willingness and ability to spend. Additionally, we expect to continue to incur incremental costs related to COVID-19 to address the safety and welfare of our employees.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,041.9	100.0%	$1,025.3	100.0%	$2,126.8	100.0%	$2,092.1	100.0%
Cost of sales	850.7	81.6	836.1	81.5	1,740.7	81.9	1,706.7	81.6
Gross profit	191.2	18.4	189.2	18.5	386.1	18.1	385.4	18.4
Operating expenses:
Selling and distribution	63.0	6.0	59.8	5.8	128.1	6.0	130.0	6.2
General and administrative	73.7	7.1	86.1	8.4	137.3	6.5	148.4	7.1
Amortization expense	17.4	1.7	18.6	1.8	34.9	1.6	38.7	1.8
Other operating expense, net	11.8	1.1	32.6	3.2	30.3	1.4	60.7	2.9
Total operating expenses	165.9	15.9	197.1	19.2	330.6	15.5	377.8	18.0
Operating income (loss)	25.3	2.5	(7.9)	(0.7)	55.5	2.6	7.6	0.4
Other expense:
Interest expense	26.2	2.5	26.1	2.5	51.0	2.4	51.2	2.5
(Gain) loss on foreign currency exchange	(6.5)	(0.6)	(1.3)	(0.1)	7.9	0.4	(1.7)	(0.1)
Other (income) expense, net	(5.6)	(0.5)	24.2	2.4	58.4	2.7	36.4	1.7
Total other expense	14.1	1.4	49.0	4.8	117.3	5.5	85.9	4.1
Income (loss) before income taxes	11.2	1.1	(56.9)	(5.5)	(61.8)	(2.9)	(78.3)	(3.7)
Income tax expense (benefit)	13.8	1.3	(6.8)	(0.7)	(26.4)	(1.3)	(13.7)	(0.6)
Net loss from continuing operations	(2.6)	(0.2)	(50.1)	(4.8)	(35.4)	(1.6)	(64.6)	(3.1)
Net income (loss) from discontinued operations	1.1	0.1	(121.7)	(11.9)	2.7	0.1	(134.1)	(6.4)
Net loss	$(1.5)	(0.1)%	$(171.8)	(16.7)%	$(32.7)	(1.5)%	$(198.7)	(9.5)%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Continuing Operations

Net Sales — Second quarter net sales increased by $16.6 million, or 1.6%, in 2020 compared to 2019. The change in net sales from the second quarter of 2019 to the second quarter of 2020 was due to the following:

	Dollars	Percent
	(in millions)
2019 Net sales	$1,025.3
Volume/mix excluding SKU rationalization and divestitures	38.7	3.9%
Pricing	(1.7)	(0.2)
Volume/mix related to divestitures	(17.7)	(1.8)
Foreign currency	(2.7)	(0.3)
2020 Net sales	$1,041.9	1.6%

Volume/mix related to divestitures		1.8
Foreign currency		0.3
Percent change in organic net sales (1)		3.7%

(1)    Organic net sales is a Non-GAAP financial measure. Refer to the definition within the "Non-GAAP Measures" section.

Organic net sales increased 3.7% in the second quarter of 2020 compared to 2019 driven by:

•
Volume/mix excluding SKU rationalization and divestitures was favorable 3.9% year-over-year primarily due to increased retail demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses and decreased food-away-from-home demand.

•	Pricing was unfavorable 0.2% driven by the carryover impact of prior year pricing adjustments.

The year-over-year increase in organic net sales was partially offset by volume/mix related to the divestiture of the two In-Store Bakery facilities, which was unfavorable 1.8%, and unfavorable foreign exchange which contributed 0.3% year-over-year.

Gross Profit — Gross profit as a percentage of net sales was 18.4% in the second quarter of 2020, compared to 18.5% in the second quarter of 2019, a decrease of 0.1 percentage points. The decrease is primarily due to incremental costs incurred in response to the COVID-19 pandemic, including increased production shifts, supplemental pay, protective equipment for employees, and additional sanitation measures. This was partially offset by favorable channel mix of more retail and less food-away-from-home business and higher throughput at our network of manufacturing and distribution facilities.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 15.9% in the second quarter of 2020 compared to 19.2% in the second quarter of 2019, a decrease of 3.3 percentage points. The decrease is primarily attributable to lower restructuring expenses, as the TreeHouse 2020 program winds down, and continued SG&A discipline, partially offset by higher employee expenses.
Total Other Expense — Total other expense decreased by $34.9 million to $14.1 million in the second quarter of 2020 compared to $49.0 million in the second quarter of 2019. The decrease was primarily related to the non-cash mark-to-market impact from hedging activities, driven by interest rate swaps and commodity contracts, with a gain recognized in the second quarter of 2020 compared to expense in the second quarter of 2019, and greater favorable currency exchange rate impacts between the U.S. and Canadian dollar during the second quarter of 2020.

Income Taxes — Income tax expense was recognized at a higher effective rate in the second quarter of 2020 compared to the income tax benefit recognized in the second quarter of 2019, driven by a change in the amount of valuation allowance recorded against certain deferred tax assets and an increase in the amount of non-deductible executive compensation, partially offset by the benefit recognized in 2020 due to the enactment of the CARES Act.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net income (loss) from discontinued operations increased $122.8 million in the second quarter of 2020 compared to the second quarter of 2019. The increase is primarily related to non-recurring impairment charges recognized in the second quarter of 2019 of $66.5 million related to long-lived assets in the Snacks division and $63.9 million related to the expected disposal loss of the RTE Cereal business. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 — Results by Segment

	Three Months Ended June 30, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$667.7	100.0%	$374.2	100.0%
Cost of sales	534.7	80.1	298.3	79.7
Gross profit	133.0	19.9	75.9	20.3
Freight out and commissions	26.3	3.9	16.4	4.4
Direct selling, general, and administrative	4.4	0.7	7.0	1.9
Direct operating income	$102.3	15.3%	$52.5	14.0%

	Three Months Ended June 30, 2019
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$657.5	100.0%	$367.8	100.0%
Cost of sales	534.3	81.3	298.6	81.2
Gross profit	123.2	18.7	69.2	18.8
Freight out and commissions	24.5	3.7	17.2	4.7
Direct selling, general, and administrative	8.4	1.3	6.0	1.6
Direct operating income	$90.3	13.7%	$46.0	12.5%

The change in net sales by segment from the second quarter of 2019 to the second quarter of 2020 was due to the following:

	Three Months Ended June 30,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2019 Net sales	$657.5		$367.8
Volume/mix excluding SKU rationalization and divestitures	11.9	1.8%	26.8	7.5%
Pricing	0.1	—	(1.8)	(0.5)
Volume/mix related to divestitures	—	—	(17.7)	(5.0)
Foreign currency	(1.8)	(0.2)	(0.9)	(0.3)
2020 Net sales	$667.7	1.6%	$374.2	1.7%

Volume/mix related to divestitures		—		5.0
Foreign currency		0.2		0.3
Percent change in organic net sales		1.8%		7.0%

Meal Preparation

Net sales in the Meal Preparation segment increased $10.2 million, or 1.6%, in the second quarter of 2020 compared to the second quarter of 2019. The change in net sales was due to favorable volume/mix mostly from increased retail demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses and decreased food-away-from-home demand. This was partially offset by unfavorable foreign currency. Organic net sales in the Meal Preparation segment increased by 1.8% year-over-year.

Direct operating income as a percentage of net sales increased 1.6 percentage points in the second quarter of 2020 compared to the second quarter of 2019. This increase was primarily due to favorable channel mix and lower SG&A expense due to continued discipline.

Snacking & Beverages

Net sales in the Snacking & Beverages segment increased $6.4 million, or 1.7%, in the second quarter of 2020 compared to the second quarter of 2019. The change in net sales was due to favorable volume/mix mostly from increased retail demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses and unfavorable volume/mix related to divestitures. This was partially offset by unfavorable pricing primarily related to the carryover impact of prior year pricing adjustments and unfavorable foreign currency. Organic net sales in the Snacking & Beverages segment increased 7.0% year-over-year.

Direct operating income as a percentage of net sales increased 1.5 percentage points in the second quarter of 2020 compared to the second quarter of 2019. The increase primarily resulted from productivity gains associated with higher operational throughput at our network of manufacturing and distribution facilities in response to the increased demand due to COVID-19.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Continuing Operations

Net Sales — Net sales increased by $34.7 million, or 1.7%, in the first six months of 2020 compared to the first six months of 2019. The change in net sales from 2019 to 2020 was due to the following:

	Dollars	Percent
	(in millions)
2019 Net sales	$2,092.1
Volume/mix excluding SKU rationalization and divestitures	71.0	3.4%
Pricing	(7.2)	(0.3)
Volume/mix related to divestitures	(22.4)	(1.1)
SKU rationalization	(3.4)	(0.2)
Foreign currency	(3.3)	(0.1)
2020 Net sales	$2,126.8	1.7%

Volume/mix related to divestitures		1.1
SKU rationalization		0.2
Foreign currency		0.1
Percent change in organic net sales		3.1%

Organic net sales increased 3.1% in 2020 compared to 2019 driven by:

•
Volume/mix excluding SKU rationalization and divestitures was favorable 3.4% year-over-year primarily due to increased retail demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses and decreased food-away-from-home demand.

•	Pricing was unfavorable 0.3% driven by the carryover impact of prior year pricing adjustments.

The year-over-year increase in organic net sales was partially offset by volume/mix related to the divestiture of the two In-Store Bakery facilities, which was unfavorable 1.1%. Our efforts to simplify and rationalize low margin SKUs from our product portfolio was unfavorable 0.2% within our Snacking & Beverages segment and foreign exchange was unfavorable 0.1% year-over-year.

Gross Profit — Gross profit as a percentage of net sales was 18.1% in the first six months of 2020, compared to 18.4% in the first six months of 2019, a decrease of 0.3 percentage points. The decrease is primarily due to incremental costs incurred in response to the COVID-19 pandemic, including increased production shifts, supplemental pay, protective equipment for employees, and additional sanitation measures, and higher employee expenses. This was partially offset by high operational throughput at our network of manufacturing and distribution facilities.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 15.5% in the first six months of 2020 compared to 18.0% in the first six months of 2019, a decrease of 2.5 percentage points. The decrease is primarily attributable to lower restructuring expenses, as the TreeHouse 2020 program winds down, continued SG&A discipline, and lower freight costs due to rate favorability and a reduction in spot market usage. This was partially offset by higher employee expenses.
Total Other Expense — Total other expense increased by $31.4 million to $117.3 million in the first six months of 2020 compared to $85.9 million in the first six months of 2019. The increase was primarily related to non-cash mark-to-market expense from hedging activities, driven by interest rate swaps and commodity contracts, and unfavorable currency exchange rates between the U.S. and Canadian dollar during the respective periods.

Income Taxes — Income tax benefit was recognized at a higher effective rate in the first six months of 2020 compared to the first six months of 2019, driven by a change in the amount of valuation allowance recorded against certain deferred tax assets and an increase in the amount of non-deductible executive compensation, partially offset by the benefit recognized in 2020 due to the enactment of the CARES Act.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net income (loss) from discontinued operations increased $136.8 million in the second quarter of 2020 compared to the second quarter of 2019. The increase is primarily related to non-recurring impairment charges recognized in the first six months of 2019 of $66.5 million related to long-lived assets in the Snacks division and $63.9 million related to the expected disposal loss of the RTE Cereal business. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 — Results by Segment

	Six Months Ended June 30, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,341.3	100.0%	$785.5	100.0%
Cost of sales	1,088.8	81.2	637.3	81.1
Gross profit	252.5	18.8	148.2	18.9
Freight out and commissions	51.6	3.8	35.0	4.5
Direct selling, general, and administrative	12.3	0.9	12.6	1.6
Direct operating income	$188.6	14.1%	$100.6	12.8%

	Six Months Ended June 30, 2019
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,328.2	100.0%	$763.9	100.0%
Cost of sales	1,078.1	81.2	618.0	80.9
Gross profit	250.1	18.8	145.9	19.1
Freight out and commissions	51.2	3.9	40.3	5.3
Direct selling, general, and administrative	17.8	1.3	12.7	1.6
Direct operating income	$181.1	13.6%	$92.9	12.2%

The change in net sales by segment from the first six months of 2019 to the first six months of 2020 was due to the following:

	Six Months Ended June 30,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2019 Net sales	$1,328.2		$763.9
Volume/mix excluding SKU rationalization and divestitures	18.7	1.4%	52.3	7.0%
Pricing	(3.2)	(0.2)	(4.0)	(0.5)
Volume/mix related to divestitures	—	—	(22.4)	(3.1)
SKU rationalization	—	—	(3.4)	(0.4)
Foreign currency	(2.4)	(0.2)	(0.9)	(0.2)
2020 Net sales	$1,341.3	1.0%	$785.5	2.8%

Volume/mix related to divestitures		—		3.1
SKU rationalization		—		0.4
Foreign currency		0.2		0.2
Percent change in organic net sales		1.2%		6.5%

Meal Preparation

Net sales in the Meal Preparation segment increased $13.1 million, or 1.0%, in the six months of 2020 compared to the six months of 2019. The change in net sales was due to favorable volume/mix mostly from increased retail demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses. This was partially offset by unfavorable pricing due to the carryover impact of prior year pricing adjustments and unfavorable foreign currency. Organic net sales in the Meal Preparation segment increased 1.2% year-over-year.

Direct operating income as a percentage of net sales increased 0.5 percentage points in the six months of 2020 compared to the six months of 2019. This increase was primarily due to favorable SG&A as a result of continued discipline, increased volume driven by COVID-9 demand, and lower freight costs. This was partially offset by unfavorable mix of lower margin business.

Snacking & Beverages

Net sales in the Snacking & Beverages segment increased $21.6 million, or 2.8%, in the six months of 2020 compared to the six months of 2019. The change in net sales was due to favorable volume/mix mostly from increased demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses. This was partially offset by unfavorable pricing primarily related to the carryover impact of prior year pricing adjustment, efforts to simplify and rationalize low margin SKUs and unfavorable foreign currency. Organic net sales in the Snacking & Beverages segment increased 6.5% year-over-year.

Direct operating income as a percentage of net sales increased 0.6 percentage point in the six months of 2020 compared to the six months of 2019. The increase primarily resulted from productivity gains associated with the favorable volume/mix as a result of the COVID-19 pandemic and lower freight costs.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. During the three months ended June 30, 2020, the Company repaid $100.0 million which was previously drawn from its Revolving Credit Facility as a precautionary measure to maximize its financial flexibility and increase cash on hand. If additional borrowings are needed, approximately $723.9 million was available under the Revolving Credit Facility as of June 30, 2020. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

At this time, COVID‐19 has not had a material adverse impact on our operations, and we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. We expect that the provisions included within the CARES Act will help offset incremental cash expenses incurred by the Company as we respond to the COVID-19 pandemic. Under the CARES Act, we expect to defer the payment of approximately $20 million to $25 million in payroll taxes through the remainder of 2020, which will be paid equally in the fourth quarters of 2021 and 2022. We have recorded an income tax receivable from the Internal Revenue Service of $32.3 million related to the NOL carryback provisions of the CARES Act. We estimate that receivable to increase to approximately $70 million to $80 million for the additional NOL carryback to be generated as a result of the final Section 163(j) regulations released by the Internal Revenue Service on July 28, 2020. The additional receivable will be recorded in the third quarter of 2020. In addition, we are actively monitoring the collectability of all of our outstanding trade receivables, including those within our food-away-from-home channel, which comprises less than 10% of our revenue. Given the dynamic nature of COVID‐19, we will continue to assess our liquidity needs while additionally managing our discretionary spending and investment strategies.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$123.3	$(43.5)
Investing activities of continuing operations	(24.6)	(69.2)
Financing activities of continuing operations	(9.1)	(41.4)
Cash flows from discontinued operations	0.1	49.4

Operating Activities From Continuing Operations

Our cash provided by operating activities of continuing operations was $123.3 million in the first six months of 2020 compared to cash used in operating activities of $43.5 million in the first six months of 2019, an increase of $166.8 million. The increase was primarily attributable to higher cash earnings and improved working capital. The Company's working capital management emphasis continues to be focused on driving faster collection of receivables, reducing inventory, and extending vendor payment terms.

Investing Activities From Continuing Operations

Cash used in investing activities of continuing operations was $24.6 million in the first six months of 2020 compared to $69.2 million in the first six months of 2019, a decrease in cash used of $44.6 million, driven by lower capital expenditures and proceeds from the sale of the Minneapolis, Minnesota and In-Store Bakery facilities.

Financing Activities From Continuing Operations

Net cash used in financing activities of continuing operations was $9.1 million in the first six months of 2020 compared to cash used in financing activities of $41.4 million in the first six months of 2019, a decrease in cash used of $32.3 million. The decrease is primarily attributable to additional early payments made on the Company's term loan during the first six months of 2019, which did not recur in the first six months of 2020.
Cash Flows From Discontinued Operations

Our cash provided by discontinued operations was $0.1 million in the first six months of 2020 compared to cash provided of $49.4 million in the first six months of 2019, a decrease in cash provided of $49.3 million. The decrease is primarily attributable to higher inventory reductions during the six months ended of June 30, 2019 compared to 2020.

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

	Six Months Ended June 30,
	2020	2019
	(In millions)
Cash flow provided by (used in) operating activities from continuing operations	$123.3	$(43.5)
Less: Capital expenditures	(56.6)	(70.5)
Free cash flow from continuing operations	$66.7	$(114.0)

Debt Obligations

At June 30, 2020, we had $455.9 million outstanding under Term Loan A, $677.1 million outstanding under Term Loan A-1, $375.9 million of the 2022 Notes outstanding, $602.9 million of the 2024 Notes outstanding, and $3.8 million of other obligations. In addition, at June 30, 2020, there were $26.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at June 30, 2020, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $723.9 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the "Amended and Restated Credit Agreement") for the three months ended June 30, 2020 averaged 2.13%. Including the interest rate swap agreements in effect as of June 30, 2020, the average rate increases to 3.91%.

We are in compliance with all applicable financial debt covenants as of June 30, 2020. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statements of Operations	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(unaudited, in millions)
Net sales	$2,004.2	$4,104.5
Gross profit	360.7	763.9
Net loss from continuing operations	(29.3)	(116.9)
Net income (loss) from discontinued operations	2.7	(254.1)
Net loss	(26.6)	(371.0)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	June 30, 2020	December 31, 2019
	(unaudited, in millions)
Current assets	$1,222.0	$1,142.2
Noncurrent assets	3,578.6	3,626.5
Current liabilities	881.8	858.9
Noncurrent liabilities	2,505.4	2,515.6

The following is a description of the transactions between the combined TreeHouse Foods, Inc. and Guarantor Subsidiaries with Non-Guarantor Subsidiaries:

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(unaudited, in millions)
Net sales to Non-Guarantor Subsidiaries	$35.2	$134.2
Purchases from Non-Guarantor Subsidiaries	124.8	232.8

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
	June 30, 2020	December 31, 2019
	(unaudited, in millions)
Amount due from/(to) Non-Guarantor Subsidiaries	$9.8	$(10.2)

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

Organic Net Sales

Organic Net Sales is defined as net sales excluding the impacts of SKU rationalization, foreign currency, and the net sales associated with the divestiture of the In-Store Bakery facilities, which closed on April 17, 2020, for the three and six months ended June 30, 2020 and 2019. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management.

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

The reconciliation of Adjusted Diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(unaudited)		(unaudited)
Diluted loss per share from continuing operations (GAAP)		$(0.05)	$(0.89)	$(0.63)	$(1.15)
Mark-to-market adjustments	(1)	(0.07)	0.45	1.06	0.73
Restructuring programs & other	(2)	0.23	0.59	0.58	1.16
COVID-19	(3)	0.25	—	0.16	—
Litigation matters	(4)	0.16	0.44	0.16	0.44
Foreign currency (gain) loss on re-measurement of intercompany notes	(5)	(0.11)	(0.03)	0.15	(0.05)
Tax indemnification	(6)	0.02	0.01	0.03	0.01
Change in regulatory requirements	(7)	0.01	—	0.02	—
Multiemployer pension plan withdrawal	(8)	—	0.07	—	0.07
Taxes on adjusting items		0.14	(0.24)	(0.58)	(0.47)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$0.58	$0.40	$0.95	$0.74

During the three and six months ended June 30, 2020 and 2019, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

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

(2)
The Company's restructuring and margin improvement activities are part of an enterprise-wide transformation to improve the long-term profitability of the Company. For the three months ended June 30, 2020 and 2019, the Company incurred restructuring program costs of approximately $11.8 million and $33.6 million, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred restructuring program costs of approximately $31.7 million and $65.6 million, respectively. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional details. Additionally, the Company recognized other items affecting comparability including recovery of insurance proceeds related to a prior period product recall, consulting fees associated with the CFO transition, and other acquisition, integration, divestiture, and related costs. These other items were approximately $1.2 million and

$0.1 million for the three months ended June 30, 2020 and 2019, and approximately $1.0 million and $0.2 million for the six months ended June 30, 2020 and 2019 respectively.

(3)
During 2020, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures. These costs were approximately $19.4 million and $20.3 million for the three and six months ended June 30, 2020 respectively. These costs were partially offset by an income tax benefit due to the enactment of the CARES Act of approximately $5.0 million and $11.0 million for the three and six months ended June 30, 2020 respectively.

(4)
During the three months ended June 30, 2020, the Company recognized a $9.0 million accrual related to a litigation matter challenging wage and hour practices at three former manufacturing facilities in California. Refer to Note 14 to our Condensed Consolidated Financial Statements for additional details. During the three months ended June 30, 2019, the Company recognized a $25.0 million accrual for a litigation matter related to allegations of certain purported label misrepresentations as to the nature of its Grove Square coffee products. This matter was settled on April 21, 2020.

(5)
The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $6.5 million and $1.4 million for the three months ended June 30, 2020 and 2019 to re-measure the loans at quarter end. For the six months ended June 30, 2020 and 2019, the Company incurred foreign currency losses of $8.4 million and foreign currency gains of $3.0 million. These charges are non-cash and the loans are eliminated in consolidation.

(6)
The tax indemnification line represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(7)
During the three and six months ended June 30, 2020, the Company incurred regulatory compliance costs related to upcoming changes in nutrition labeling requirements. These costs included both consulting services and inventory write-downs.

(8)
In the second quarter of 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund for $4.1 million. The Company settled the withdrawal liability in the fourth quarter of 2019.

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

The following table reconciles the Company’s net loss from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, and Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2020 and 2019:

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(unaudited in millions)
Net loss from continuing operations (GAAP)		$(2.6)	$(50.1)	$(35.4)	$(64.6)
Mark-to-market adjustments	(1)	(4.3)	25.3	59.8	41.2
Restructuring programs & other	(2)	13.0	33.7	32.7	65.8
COVID-19	(3)	14.4	—	9.3	—
Litigation matters	(4)	9.0	25.0	9.0	25.0
Foreign currency (gain) loss on re-measurement of intercompany notes	(5)	(6.5)	(1.4)	8.4	(3.0)
Tax indemnification	(6)	0.9	0.7	1.7	0.4
Change in regulatory requirements	(7)	0.7	—	1.4	—
Multiemployer pension plan withdrawal	(8)	—	4.1	—	4.1
Less: Taxes on adjusting items		8.4	(14.6)	(33.2)	(27.3)
Adjusted net income from continuing operations (Non-GAAP)		33.0	22.7	53.7	41.6
Interest expense		26.2	26.1	51.0	51.2
Interest income		—	(1.7)	(4.0)	(4.3)
Income tax benefit (excluding COVID-19 tax benefit)		18.8	(6.8)	(15.4)	(13.7)
Add: Taxes on adjusting items		(8.4)	14.6	33.2	27.3
Adjusted EBIT from continuing operations (Non-GAAP)		69.6	54.9	118.5	102.1
Depreciation and amortization	(9)	49.6	50.5	99.4	103.3
Adjusted EBITDA from continuing operations (Non-GAAP)		$119.2	$105.4	$217.9	$205.4

Adjusted net income margin from continuing operations		3.2%	2.2%	2.5%	2.0%
Adjusted EBIT margin from continuing operations		6.7%	5.4%	5.6%	4.9%
Adjusted EBITDA margin from continuing operations		11.4%	10.3%	10.2%	9.8%

		Location in Condensed	Three Months Ended June 30,		Six Months Ended June 30,
		Consolidated Statements of Operations	2020	2019	2020	2019
			(unaudited in millions)
(1)	Mark-to-market adjustments	Other (income) expense, net	$(4.3)	$25.3	$59.8	$41.2
(2)	Restructuring programs & other	Other operating expense, net	11.8	32.6	30.3	60.8
		Cost of sales	—	0.2	0.7	3.2
		General and administrative	1.2	0.9	1.7	1.8
(3)	COVID-19	Cost of sales	17.8	—	18.7	—
		General and administrative	1.6	—	1.6	—
		Income tax expense (benefit)	(5.0)	—	(11.0)	—
(4)	Litigation matters	General and administrative	9.0	25.0	9.0	25.0
(5)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(6.5)	(1.4)	8.4	(3.0)
(6)	Tax indemnification	Other (income) expense, net	0.9	0.7	1.7	0.4
(7)	Change in regulatory requirements	Cost of sales	0.4	—	0.3	—
		Selling and distribution	0.3	—	1.0	—
		General and administrative	—	—	0.1	—
(8)	Multiemployer pension plan withdrawal	Cost of sales	—	4.1	—	4.1
(9)	Depreciation included as an adjusting item	Cost of sales	—	0.2	—	1.6
		General and administrative	—	0.8	—	1.6

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

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to the Company's critical accounting policies in the three and six months ended June 30, 2020.

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

As of June 30, 2020, management with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of June 30, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), stockholders' equity for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows, for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 6, 2020

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

•	A shutdown of one or multiple of our manufacturing facilities due to government restrictions or illness in connection with COVID-19;

•	Decreased demand in the food-away-from-home business (including due to COVID-19) may adversely affect our operations within this channel;

•	Volatility in commodity and other input costs could substantially impact our results of operations;

•	A fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;

•	Supply chain disruptions due to COVID-19 could impair our ability to manufacture or sell our products;

•	An increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities including acquisitions and divestitures; and

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

TREEHOUSE FOODS, INC.

Date: August 6, 2020	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Executive Vice President and Chief Financial Officer

Date: August 6, 2020	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Vice President, Corporate Controller, and Principal Accounting Officer