Form 10-Q
period 2020-09-30
TreeHouse Foods, Inc.
filed 2020-11-05
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of October 30, 2020: 56,509,230.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$365.1	$202.3
Receivables, net	268.4	270.6
Inventories	664.1	544.0
Prepaid expenses and other current assets	128.7	44.5
Assets held for sale	—	27.0
Assets of discontinued operations	125.5	131.1
Total current assets	1,551.8	1,219.5
Property, plant, and equipment, net	1,013.4	1,045.2
Operating lease right-of-use assets	162.6	175.3
Goodwill	2,115.1	2,107.3
Intangible assets, net	513.3	554.7
Other assets, net	29.7	37.4
Total assets	$5,385.9	$5,139.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$555.0	$508.4
Accrued expenses	342.5	273.2
Current portion of long-term debt	15.6	15.3
Liabilities of discontinued operations	7.5	16.5
Total current liabilities	920.6	813.4
Long-term debt	2,201.5	2,091.7
Operating lease liabilities	144.5	158.5
Deferred income taxes	150.7	101.5
Other long-term liabilities	141.3	143.4
Total liabilities	3,558.6	3,308.5
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.5 and 56.2 shares issued and outstanding, respectively	0.6	0.6
Treasury stock	(83.3)	(83.3)
Additional paid-in capital	2,174.0	2,154.6
Accumulated deficit	(177.6)	(157.0)
Accumulated other comprehensive loss	(86.4)	(84.0)
Total stockholders’ equity	1,827.3	1,830.9
Total liabilities and stockholders’ equity	$5,385.9	$5,139.4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,045.7	$1,057.3	$3,172.5	$3,149.4
Cost of sales	857.5	871.0	2,598.2	2,577.7
Gross profit	188.2	186.3	574.3	571.7
Operating expenses:
Selling and distribution	59.8	61.2	187.9	191.2
General and administrative	51.0	51.5	188.3	199.9
Amortization expense	17.6	17.7	52.5	56.4
Asset impairment	—	88.0	—	88.0
Other operating expense, net	20.0	23.5	50.3	84.2
Total operating expenses	148.4	241.9	479.0	619.7
Operating income (loss)	39.8	(55.6)	95.3	(48.0)
Other expense:
Interest expense	26.9	27.3	77.9	78.5
Loss on extinguishment of debt	1.2	—	1.2	—
(Gain) loss on foreign currency exchange	(3.8)	0.4	4.1	(1.3)
Other (income) expense, net	(6.9)	14.1	51.5	50.5
Total other expense	17.4	41.8	134.7	127.7
Income (loss) before income taxes	22.4	(97.4)	(39.4)	(175.7)
Income tax expense (benefit)	11.0	(36.4)	(15.4)	(50.1)
Net income (loss) from continuing operations	11.4	(61.0)	(24.0)	(125.6)
Net income (loss) from discontinued operations	0.7	(116.8)	3.4	(250.9)
Net income (loss)	$12.1	$(177.8)	$(20.6)	$(376.5)

Earnings (loss) per common share - basic:
Continuing operations	$0.20	$(1.08)	$(0.42)	$(2.23)
Discontinued operations	0.01	(2.07)	0.06	(4.46)
Earnings (loss) per share basic (1)	$0.21	$(3.16)	$(0.36)	$(6.70)

Earnings (loss) per common share - diluted:
Continuing operations	$0.20	$(1.08)	$(0.42)	$(2.23)
Discontinued operations	0.01	(2.07)	0.06	(4.46)
Earnings (loss) per share diluted (1)	$0.21	$(3.16)	$(0.36)	$(6.70)

Weighted average common shares:
Basic	56.6	56.3	56.5	56.2
Diluted	56.8	56.3	56.5	56.2

(1)	The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$12.1	$(177.8)	$(20.6)	$(376.5)

Other comprehensive income (loss):
Foreign currency translation adjustments	5.7	(5.5)	(2.8)	8.5
Pension and postretirement reclassification adjustment	0.2	0.1	0.4	0.4
Other comprehensive income (loss)	5.9	(5.4)	(2.4)	8.9
Comprehensive income (loss)	$18.0	$(183.2)	$(23.0)	$(367.6)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

				Retained			Accumulated
			Additional	Earnings			Other
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Loss	Equity
Balance, January 1, 2019	57.8	$0.6	$2,135.8	$204.0	(1.8)	$(83.3)	$(97.1)	$2,160.0
Net loss	—	—	—	(26.9)	—	—	—	(26.9)
Other comprehensive income	—	—	—	—	—	—	6.9	6.9
Equity awards exercised	0.2	—	(4.4)	—	—	—	—	(4.4)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Balance, March 31, 2019	58.0	$0.6	$2,137.5	$177.1	(1.8)	$(83.3)	$(90.2)	$2,141.7
Net loss	—	—	—	(171.8)	—	—	—	(171.8)
Other comprehensive income	—	—	—	—	—	—	7.4	7.4
Equity awards exercised	—	—	(0.7)	—	—	—	—	(0.7)
Stock-based compensation	—	—	6.7	—	—	—	—	6.7
Balance, June 30, 2019	58.0	$0.6	$2,143.5	$5.3	(1.8)	$(83.3)	$(82.8)	$1,983.3
Net loss	—	—	—	(177.8)	—	—	—	(177.8)
Other comprehensive loss	—	—	—	—	—	—	(5.4)	(5.4)
Equity awards exercised	—	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	5.7	—	—	—	—	5.7
Balance, September 30, 2019	58.0	$0.6	$2,149.4	$(172.5)	(1.8)	$(83.3)	$(88.2)	$1,806.0

Balance, January 1, 2020	58.0	$0.6	$2,154.6	$(157.0)	(1.8)	$(83.3)	$(84.0)	$1,830.9
Net loss	—	—	—	(31.2)	—	—	—	(31.2)
Other comprehensive loss	—	—	—	—	—	—	(15.8)	(15.8)
Equity awards exercised	0.2	—	(3.9)	—	—	—	—	(3.9)
Stock-based compensation	—	—	8.1	—	—	—	—	8.1
Balance, March 31, 2020	58.2	$0.6	$2,158.8	$(188.2)	(1.8)	$(83.3)	$(99.8)	$1,788.1
Net loss	—	—	—	(1.5)	—	—	—	(1.5)
Other comprehensive income	—	—	—	—	—	—	7.5	7.5
Equity awards exercised	0.1	—	2.5	—	—	—	—	2.5
Stock-based compensation	—	—	7.1	—	—	—	—	7.1
Balance, June 30, 2020	58.3	$0.6	$2,168.4	$(189.7)	(1.8)	$(83.3)	$(92.3)	$1,803.7
Net income	—	—	—	12.1	—	—	—	12.1
Other comprehensive income	—	—	—	—	—	—	5.9	5.9
Equity awards exercised	—	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation	—	—	5.8	—	—	—	—	5.8
Balance, September 30, 2020	58.3	$0.6	$2,174.0	$(177.6)	(1.8)	$(83.3)	$(86.4)	$1,827.3

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(20.6)	$(376.5)
Net income (loss) from discontinued operations	3.4	(250.9)
Net loss from continuing operations	(24.0)	(125.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	150.5	157.3
Asset impairment	—	88.0
Stock-based compensation	20.7	17.5
Loss on extinguishment of debt	1.2	—
Unrealized loss on derivative contracts	50.6	53.6
Deferred income taxes	50.5	(30.2)
Other	9.3	2.4
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	2.6	45.4
Inventories	(119.7)	(84.5)
Prepaid expenses and other assets	(87.5)	(24.2)
Accounts payable	49.5	(61.8)
Accrued expenses and other liabilities	20.8	(32.1)
Net cash provided by operating activities - continuing operations	124.5	5.8
Net cash (used in) provided by operating activities - discontinued operations	(1.6)	39.9
Net cash provided by operating activities	122.9	45.7
Cash flows from investing activities:
Additions to property, plant, and equipment	(67.2)	(85.5)
Additions to intangible assets	(11.9)	(19.3)
Proceeds from sale of fixed assets	5.1	5.0
Acquisition	(17.5)	—
Proceeds from divestiture	26.9	—
Net cash used in investing activities - continuing operations	(64.6)	(99.8)
Net cash (used in) provided by investing activities - discontinued operations	(0.8)	71.7
Net cash used in investing activities	(65.4)	(28.1)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	100.0	107.6
Payments under Revolving Credit Facility	(100.0)	(107.6)
Payments on financing lease obligations	(1.3)	(1.5)
Payment of deferred financing costs	(6.9)	—
Payments on Term Loans	(10.5)	(135.0)
Proceeds from issuance of 2028 Notes	500.0	—
Repurchase of 2022 Notes	(375.9)	—
Receipts related to stock-based award activities	2.6	0.7
Payments related to stock-based award activities	(4.1)	(5.5)
Net cash provided by (used in) financing activities - continuing operations	103.9	(141.3)
Net cash used in financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	103.9	(141.3)
Effect of exchange rate changes on cash and cash equivalents	1.4	4.5

	Nine Months Ended September 30,
	2020	2019

Net increase (decrease) in cash and cash equivalents	162.8	(119.2)
Cash and cash equivalents, beginning of period	202.3	164.3
Cash and cash equivalents, end of period	$365.1	$45.1

Supplemental cash flow disclosures:
Interest paid	$78.3	$98.8
Net income taxes paid (refunded)	7.3	(7.7)

Non-cash investing and financing activities:
Accrued purchase of property and equipment	$23.9	$30.9
Accrued other intangible assets	2.9	3.7
Right-of-use assets and operating lease obligations recognized at ASU 2016-02 transition	—	252.5
Right-of-use assets and operating lease obligations recognized after ASU 2016-02 transition	15.3	9.6
Accrued deferred financing costs	1.4	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2020
(Unaudited)

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

3. RESTRUCTURING PROGRAMS

The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. These activities are aggregated into two categories: (1) TreeHouse 2020 – a long-term growth and margin improvement strategy and (2) Structure to Win – an operating expense improvement program (collectively the "Restructuring Programs").

The costs by activity for the Restructuring Programs are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
TreeHouse 2020	$9.1	$21.9	$30.0	$76.5
Structure to Win	11.1	2.4	21.9	13.4
Total Restructuring Programs	$20.2	$24.3	$51.9	$89.9

Expenses associated with these programs are recognized in Cost of sales, General and administrative, and Other operating expense, net in the Condensed Consolidated Statements of Operations. The Company does not allocate costs associated with Restructuring Programs to reportable segments when evaluating the performance of its segments. As a result, costs associated with Restructuring Programs are not presented by reportable segment. Refer to Note 16 for additional information.

Below is a summary of costs by line item for the Restructuring Programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Cost of sales	$0.1	$0.6	$0.8	$3.8
General and administrative	0.2	—	1.2	1.7
Other operating expense, net	19.9	23.7	49.9	84.4
Total	$20.2	$24.3	$51.9	$89.9

The table below presents the exit cost liability activity for the Restructuring Programs as of September 30, 2020:

Severance
(In millions)
Balance as of December 31, 2019	$5.6
Expenses recognized	4.1
Cash payments	(5.5)
Balance as of September 30, 2020	$4.2

Liabilities as of September 30, 2020 associated with total exit cost reserves relate to severance. The severance liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

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

Below is a summary of the overall TreeHouse 2020 program costs by type:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Costs To Date	Total Expected Costs
	2020	2019	2020	2019
	(In millions)
Asset-related	$0.1	$(0.1)	$0.1	$2.4	$45.2	$45.2
Employee-related	0.9	3.1	2.6	10.5	58.7	59.5
Other costs	8.1	18.9	27.3	63.6	185.4	197.0
Total	$9.1	$21.9	$30.0	$76.5	$289.3	$301.7

For the three and nine months ended September 30, 2020 and 2019, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost and severance; and other costs primarily consisted of consulting costs. Asset-related costs were recognized in Cost of sales while employee-related and other costs were primarily recognized in Other operating expense, net of the Condensed Consolidated Statements of Operations.

(2) Structure to Win

In the first quarter of 2018, the Company announced an operating expense improvement program ("Structure to Win") designed to align our organizational structure with strategic priorities. The program is intended to drive operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean customer-centric go-to-market team, centralized supply chain, and streamlined administrative functions.

Below is a summary of costs by type associated with the Structure to Win program:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Costs To Date	Total Expected Costs
	2020	2019	2020	2019
	(In millions)
Asset-related	$—	$0.2	$—	$1.8	$4.0	$4.0
Employee-related	1.8	1.1	6.8	3.7	32.9	35.8
Other costs	9.3	1.1	15.1	7.9	44.8	50.2
Total	$11.1	$2.4	$21.9	$13.4	$81.7	$90.0

In the first quarter of 2020, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. Transition expenses related to the reorganization, which primarily relate to dedicated employee cost, severance, and consulting are included within Structure to Win. In connection with this reorganization, the Company increased the total expected costs for the Structure to Win program from $60.4 million to $90.0 million during the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2020 and 2019, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance; and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Condensed Consolidated Statements of Operations.

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

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the amount collected but not yet remitted to the financial institutions:

	September 30, 2020	December 31, 2019
	(In millions)
Outstanding accounts receivable sold	$226.7	$243.0
Collections not remitted to financial institutions	123.6	158.3

Receivables sold under the Receivables Sales Program are de-recognized from the Company's Condensed Consolidated Balance Sheet at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The amount collected but not yet remitted to the financial institutions is included in Accounts payable in the Condensed Consolidated Balance Sheets.

The loss on sale of receivables was $0.4 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of September 30, 2020 or December 31, 2019, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	September 30, 2020	December 31, 2019
	(In millions)
Raw materials and supplies	$274.4	$205.5
Finished goods	389.7	338.5
Total inventories	$664.1	$544.0

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

On August 1, 2019, the Company completed the sale of its Snacks division to Atlas Holdings, LLC. ("Atlas") for $90 million in cash, subject to customary purchase price adjustments. The Company classified the proceeds within Net cash (used in) provided by investing activities - discontinued operations and used the net proceeds of the sale to pay down debt. During the third quarter of 2019, the Company recognized a non-cash pre-tax loss on the transaction upon closing of $97.5 million, which is recognized as a component of Net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations.

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

The Company entered into a Transition Services Agreement ("TSA") with Atlas, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA terminated August 1, 2020. The income received under the TSA was not material for the three and nine months ended September 30, 2020 and 2019 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Condensed Consolidated Statements of Operations depending on the functions being supported by the Company.

Ready-to-eat Cereal

On May 1, 2019, the Company entered into a definitive agreement to sell its Ready-to-eat ("RTE") Cereal business to Post Holdings, Inc. ("Post"), which until that time had been a component of the Meal Preparation reporting segment. The sale of this business is part of the Company's portfolio optimization strategy. On December 19, 2019, the Federal Trade Commission objected to the sale to Post. On January 13, 2020, the sale to Post was terminated and the Company announced its intention to pursue a sale of the RTE Cereal business to an alternative buyer. The Company continues to market the business and is committed to a plan of sale to dispose of the business.

The RTE Cereal business continues to be classified as a discontinued operation as of September 30, 2020. An expected disposal loss of $10.7 million and $74.6 million was recognized as an asset impairment charge during the three and nine months ended September 30, 2019, respectively, within Net income (loss) from discontinued operations. The expected disposal loss for the RTE Cereal business is remeasured each quarter at the lower of carrying value or estimated fair value less costs to sell and is included in the valuation allowance in the balance sheet. The Company recognized adjustments of $0.4 million and $0.1 million to the expected disposal loss as an asset impairment charge during the three and nine months ended September 30, 2020, respectively. These adjustments are classified as a component of Net income (loss) from discontinued operations in the Condensed Consolidated Statements of Operations. Completion of the sale may be for amounts that could be significantly different from the current fair value estimate. The Company's estimate of fair value will be evaluated and recognized each reporting period until the divestiture is complete.

The Company has reflected the Snacks division (through the date of sale) and RTE Cereal business as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Net sales	$51.8	$122.1	$168.7	$581.8
Cost of sales	45.3	119.5	146.3	570.5
Selling, general, administrative and other operating expenses	3.9	15.2	13.1	51.1
Asset impairment	0.4	10.7	0.1	141.1
Loss on sale of business	—	97.5	—	97.5
Other operating (income) expense, net	(0.5)	—	0.7	—
Operating income (loss) from discontinued operations	2.7	(120.8)	8.5	(278.4)
Interest and other expense	0.7	2.5	2.8	6.1
Income tax expense (benefit)	1.3	(6.5)	2.3	(33.6)
Net income (loss) from discontinued operations	$0.7	$(116.8)	$3.4	$(250.9)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 include the following:

	September 30, 2020	December 31, 2019
	(In millions)
Inventories	$37.3	$41.6
Property, plant, and equipment, net	64.7	64.4
Operating lease right-of-use assets	6.0	7.5
Goodwill	53.5	53.5
Intangible assets, net	38.6	38.6
Valuation allowance	(74.6)	(74.5)
Total assets of discontinued operations	$125.5	$131.1

Accrued expenses and other liabilities	$1.0	$8.3
Operating lease liabilities	6.5	8.2
Total liabilities of discontinued operations	$7.5	$16.5

Other Divestitures

In-Store Bakery Facilities

During the fourth quarter of 2019, the Company reached the decision to sell two of its In-Store Bakery facilities located in Fridley, Minnesota and Lodi, California, which manufacture breads, rolls, and cakes for in-store retail bakeries and food-away-from-home customers. These two facilities were included within the Snacking & Beverages reporting segment. On January 10, 2020, the Company entered into a definitive agreement to sell these facilities. On April 17, 2020, the sale of these facilities was completed for $24.0 million, subject to customary purchase price adjustments. The cash proceeds were classified within Net cash used in investing activities - continuing operations. The Company recognized a loss upon divestiture of $0.3 million within Other operating expense, net in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2020.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. GOODWILL AND INTANGIBLE ASSETS

As a result of the changes in organizational structure completed in the first quarter of 2020, the Company now has the following two reportable segments: Meal Preparation and Snacking & Beverages. See Note 16 for additional information regarding the change in segment structure.

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

Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows:

	Meal Preparation	Snacking & Beverages	Total
	(In millions)
Balance at January 1, 2020, before accumulated impairment losses	$1,264.5	$887.3	$2,151.8
Accumulated impairment losses	(11.5)	(33.0)	(44.5)
Balance at January 1, 2020	1,253.0	854.3	2,107.3
Acquisition (1)	10.7	—	10.7
Foreign currency exchange adjustments	(1.7)	(1.2)	(2.9)
Balance at September 30, 2020	$1,262.0	$853.1	$2,115.1

(1)
On September 1, 2020, the Company completed an acquisition of a refrigerated dough business for a purchase price of $17.5 million, which included the recognition of $10.7 million of goodwill within the Meal Preparation segment.

Indefinite Lived Intangible Assets

The Company has $21.7 million and $22.0 million of trademarks with indefinite lives as of September 30, 2020 and December 31, 2019, respectively.

Finite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets with finite lives as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$775.9	$(390.7)	$385.2	$778.1	$(355.2)	$422.9
Contractual agreements	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	52.9	(30.2)	22.7	53.0	(27.1)	25.9
Formulas/recipes	22.9	(21.3)	1.6	22.1	(19.2)	2.9
Computer software	190.4	(108.3)	82.1	179.0	(98.0)	81.0
Total finite lived intangibles	$1,042.6	$(551.0)	$491.6	$1,032.7	$(500.0)	$532.7

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

During the third quarter of 2019, our assessment indicated an impairment in our Cookies and Dry Dinners asset groups, within the Snacking & Beverages and Meal Preparation segments, respectively, driven by the historical and forecasted performance of these businesses. As a result, we recognized $42.8 million of property, plant, and equipment impairment losses and $45.2 million of finite lived intangible asset impairment. The impairment charges are included in Asset impairment in the Condensed Consolidated Statements of Operations.

Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets were based on expected future cash flows using Level 3 inputs under ASC 820. We can provide no assurance regarding the prospect of additional impairment charges in future periods.

8. INCOME TAXES

Income taxes were recognized at an effective rate of 49.1% and 39.1% for the three and nine months ended September 30, 2020, respectively, compared to 37.4% and 28.5% for the three and nine months ended September 30, 2019, respectively. The change in the Company's effective tax rate for the three and nine months ended September 30, 2020 compared to 2019 is primarily driven by the estimated level of annual pre-tax earnings, partially offset by benefits recognized in 2020 due to the enactment of the "Coronavirus Aid, Relief, and Economic Security Act" (the CARES Act) and a change in the amount of valuation allowance recorded against certain deferred tax assets. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $4.6 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $1.6 million of the $4.6 million could affect net income when settled.

On March 27, 2020, the CARES Act was signed into law, which features several tax provisions and other measures that assist businesses impacted by the economic effects of the COVID-19 pandemic. The significant tax provisions include an increase in the limitation of the tax deduction for interest expense from 30% to 50% of adjusted earnings in 2019 and 2020, a five-year carryback allowance for net operating losses ("NOLs") generated in tax years 2018-2020, increased charitable contribution limitations to 25% of taxable income in 2020, and a retroactive technical correction to the 2017 Tax Cuts and Jobs Act that makes qualified improvement property placed in service after December 31, 2017 eligible for bonus depreciation. The Company has recorded a $14.0 million and $25.0 million income tax benefit related to the NOL carryback provisions of the CARES Act for the three and nine months ended September 30, 2020, respectively. The Company has also included a federal income tax refund receivable related to the CARES Act of $73.5 million in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of September 30, 2020.

On July 28, 2020, the Internal Revenue Service issued final regulations under Section 163(j) of the Internal Revenue Code. The final regulations favorably impacted our ability to deduct business interest expense for tax purposes. The additional income tax benefit recognized in the third quarter of 2020 related to the NOL carryback provision of the CARES Act was primarily driven by the impact of the final regulations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LONG-TERM DEBT

	September 30, 2020	December 31, 2019
	(In millions)
Term Loan A	$454.6	$458.4
Term Loan A-1	674.9	681.6
2022 Notes	—	375.9
2024 Notes	602.9	602.9
2028 Notes	500.0	—
Finance leases	4.2	3.9
Total outstanding debt	2,236.6	2,122.7
Deferred financing costs	(19.5)	(15.7)
Less current portion	(15.6)	(15.3)
Total long-term debt	$2,201.5	$2,091.7

The scheduled maturities of outstanding debt, excluding deferred financing costs, at September 30, 2020 are as follows (in millions):

Remainder of 2020	$3.9
2021	15.5
2022	15.1
2023	660.2
2024	608.4
Thereafter	933.5
Total outstanding debt	$2,236.6

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended September 30, 2020 was 1.78%. Including the impact of interest rate swap agreements in effect as of September 30, 2020, the average rate increased to 4.04%.

Revolving Credit Facility — As of September 30, 2020, $727.0 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. The Revolving Credit Facility matures on February 1, 2023. As of September 30, 2020, there were $23.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

2022 Notes — The Company previously issued 4.875% notes in the aggregate principal amount of $400 million due on March 15, 2022 (the "2022 Notes"). On August 26, 2020, the Company, through Wells Fargo Bank, National Association, as trustee, issued a notice of redemption to redeem all of the $375.9 million outstanding principal of its 2022 Notes at a price of 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date (the "2022 Notes Redemption"). The 2022 Notes Redemption was completed on September 25, 2020. For the three and nine months ended September 30, 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs.

2028 Notes — On September 9, 2020, the Company completed its public offering of $500 million aggregate principal amount of its 4.000% senior notes due September 1, 2028 (the "2028 Notes"). The Company issued the 2028 Notes pursuant to an Indenture, dated March 2, 2010 (the "Base Indenture"), by and among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee, as supplemented by a Twelfth Supplemental Indenture, dated September 9, 2020 (the "Twelfth Supplemental Indenture" and, together with the Base Indenture, the "Indenture"), by and among the Company, the subsidiary guarantors party thereto (the "Guarantors") and Wells Fargo Bank, National Association, as trustee.

The Indenture provides, among other things, that the 2028 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company’s existing and future domestic subsidiaries that guarantee or become borrowers under its credit facility or

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries. The 2028 Notes pay interest at the rate of 4.000% per annum and mature on September 1, 2028. Interest is payable on the 2028 Notes on March 1 and September 1 of each year, beginning March 1, 2021.

The Company may redeem some or all of the 2028 Notes at any time prior to September 1, 2023 at a price equal to 100% of the principal amount of the 2028 Notes redeemed plus an applicable "make-whole" premium and accrued and unpaid interest to the redemption date. On or after September 1, 2023, the Company may redeem some or all of the 2028 Notes at redemption prices set forth in the Indenture, plus accrued and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2023, the Company may redeem up to 40% of the 2028 Notes at a redemption price of 104.000% of the principal amount of the 2028 Notes redeemed, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. Subject to certain limitations, in the event of a change of control of the Company, the Company will be required to make an offer to purchase the 2028 Notes at a purchase price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest to the date of purchase.

The Indenture contains restrictive covenants that, among other things, limit the ability of the Company and the subsidiary guarantors to (i) incur additional indebtedness and issue certain preferred shares, (ii) make certain distributions, investments and other restricted payments, (iii) sell certain assets, (iv) agree to restrictions on the ability of restricted subsidiaries to make payments to the Company, (v) create liens, (vi) merge, consolidate or sell substantially all of the Company’s assets and (vii) enter into certain transactions with affiliates. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future the 2028 Notes have an investment grade credit rating by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, be suspended with respect to the 2028 Notes, for so long as no default has occurred or is continuing, and the 2028 Notes are rated investment grade by the two rating agencies.

The Indenture provides for customary events of default that include, among other things (subject in certain cases to customary grace and cure periods): (i) non-payment of principal or interest; (ii) breach of certain covenants contained in the Indenture or the 2028 Notes; (iii) defaults in failure to pay certain other indebtedness or the acceleration of certain other indebtedness prior to maturity; (iv) the failure to pay certain final judgments; (v) the failure of certain guarantees to be enforceable; and (vi) certain events of bankruptcy or insolvency. Generally, if an event of default occurs (subject to certain exceptions), the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2028 Notes may declare all the 2028 Notes to be due and payable immediately.

Fair Value - At September 30, 2020, the aggregate fair value of the Company's total debt was $2,257.6 million and its carrying value was $2,232.4 million. At December 31, 2019, the aggregate fair value of the Company's total debt was $2,146.1 million and its carrying value was $2,118.8 million. The fair values of the Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair values of the Company's 2024 Notes and 2028 Notes were estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share data)
Weighted average common shares outstanding	56.6	56.3	56.5	56.2
Assumed exercise/vesting of equity awards (1)	0.2	—	—	—
Weighted average diluted common shares outstanding	56.8	56.3	56.5	56.2

(1)
For the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss for the period. Equity awards excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.5 million for both the three and nine months ended September 30, 2020, and 1.7 million and 1.6 million for the three and nine months ended September 30, 2019, respectively.

11. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 17.5 million, of which approximately 4.0 million remained available at September 30, 2020.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net income (loss) from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$5.8	$5.5	$20.7	$17.5
Related income tax benefit	1.5	1.2	5.4	4.4

All amounts below include continuing and discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2020. Stock options generally vest in approximately three equal installments on each of the first three anniversaries of the grant date and expire ten years from the grant date.

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2019	1,528	$74.58	3.7	$0.8
Forfeited	(8)	82.77
Exercised	(57)	46.47
Expired	(106)	70.92
Outstanding, at September 30, 2020	1,357	75.98	3.2	0.4
Vested/expected to vest, at September 30, 2020	1,357	75.99	3.2	0.4
Exercisable, at September 30, 2020	1,357	76.00	3.2	0.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Intrinsic value of stock options exercised	$—	$0.1	$0.3	$0.1
Tax benefit recognized from stock option exercises	—	—	0.1	—

Future compensation costs related to unvested options totaled less than $0.1 million at September 30, 2020 and will be recognized over the remaining vesting period of the grants, which averages 0.3 years.
Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time. These awards generally vest in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have deferred receipt of their awards until either their departure from the Board of Directors or a specified date. As of September 30, 2020, director restricted stock units that have been earned and deferred totaled approximately 91,130.

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2020:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2019	615	$54.58	116	$58.30
Granted	422	44.14	29	52.46
Vested	(233)	55.63	(24)	66.79
Forfeited	(81)	55.36	—	—
Outstanding, at September 30, 2020	723	48.04	121	55.04

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Fair value of vested restricted stock units	$0.6	$0.4	$10.8	$19.1
Tax benefit recognized from vested restricted stock units	—	0.1	1.9	3.5

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future compensation costs related to restricted stock units are approximately $23.1 million as of September 30, 2020 and will be recognized on a weighted average basis over the next 2.0 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

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

The following table summarizes the performance unit activity during the nine months ended September 30, 2020:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2019	482	$61.28
Granted	221	44.19
Vested	(75)	60.12
Forfeited	(80)	75.57
Unvested, at September 30, 2020	548	52.45

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Fair value of vested performance units	$—	$—	$3.3	$0.9
Tax benefit recognized from performance units vested	—	—	0.6	0.2

Future compensation costs related to the performance units are estimated to be approximately $11.3 million as of September 30, 2020 and are expected to be recognized over the next 1.2 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2018	$(91.7)	$(5.4)	$(97.1)
Other comprehensive income before reclassifications	8.5	—	8.5
Reclassifications from accumulated other comprehensive loss (2)	—	0.4	0.4
Other comprehensive income	8.5	0.4	8.9
Balance at September 30, 2019	$(83.2)	$(5.0)	$(88.2)

Balance at December 31, 2019	$(79.4)	$(4.6)	$(84.0)
Other comprehensive loss before reclassifications	(2.8)	—	(2.8)
Reclassifications from accumulated other comprehensive loss (2)	—	0.4	0.4
Other comprehensive (loss) income	(2.8)	0.4	(2.4)
Balance at September 30, 2020	$(82.2)	$(4.2)	$(86.4)

(1)
The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and nine months ended September 30, 2020 and 2019.

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

Components of net periodic pension (benefit) cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Service cost	$0.4	$0.4	$1.2	$1.3
Interest cost	2.7	3.2	8.1	9.7
Expected return on plan assets	(3.7)	(3.6)	(10.9)	(10.8)
Amortization of unrecognized prior service cost	0.1	—	0.1	0.1
Amortization of unrecognized net loss	0.1	0.1	0.3	0.3
Net periodic pension (benefit) cost	$(0.4)	$0.1	$(1.2)	$0.6

Components of net periodic postretirement cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Interest cost	$0.2	$0.3	$0.6	$0.9
Net periodic postretirement cost	$0.2	$0.3	$0.6	$0.9

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 16, 2019, the parties agreed to extend the case schedule 90 days. This agreed motion was granted on December 25, 2019. At a status conference on March 10, 2020, the parties informed the court that they intended to engage in a second mediation and the court extended then-upcoming deadlines under the case schedule, pending a further status report from the parties regarding the extent of the stay needed to facilitate mediation. The court subsequently issued multiple general orders as a result of the COVID-19 outbreak, which together postponed all case deadlines for a total of 77 days. On June 9, 2020, the parties filed a joint status report informing the court that mediation had been scheduled for July 9, 2020. The next day, the court stayed the case pending the outcome of mediation. Any in-person mediation was thereafter postponed due to ongoing COVID-19 concerns until at least November 17, 2020.

Due to the similarity of the complaints, the parties in Wells and Lavin entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties. On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018. The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively. On June 25, 2019, the parties jointly moved to consolidate the Bartelt matter with Lavin, so that it would be subject to the Lavin deferral order. This motion was granted on June 27, 2019, and Bartelt is now consolidated with Lavin and deferred. There is no set status date in Lavin at this time. Similarly, Ann Arbor was consolidated with Wells on August 13, 2019, and is now deferred. In Wells, the next status conference is scheduled to take place on January 15, 2021.

The Company is party to matters challenging its wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. Ralcorp Holdings, Inc., et al, pending in the U.S. District Court for the Central District of California, in which plaintiffs allege a pattern of violations of California and/or federal law at three former Company manufacturing facilities in California. The Company has notified the Court that it has reached a preliminary settlement understanding with the Negrete plaintiffs that would resolve all associated matters for a payment by the Company of $9.0 million. The preliminary understanding reached with the Negrete plaintiffs involves procedural requirements and Court approval which may continue through 2021. As a result of these developments, the Company has an accrual for a $9.0 million liability as of September 30, 2020.

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

As of September 30, 2020, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $875.0 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 2.68% in 2020 and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recognized in the Condensed Consolidated Statements of Operations.

Foreign Currency Risk - Due to the Company’s foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. These contracts do not qualify for hedge accounting and changes in their fair value are recognized in the Condensed Consolidated Statements of Operations. As of September 30, 2020, the Company had $2.9 million of foreign currency contracts outstanding, expiring throughout 2022.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of September 30, 2020, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2020 and 2022; 24.2 million gallons of diesel, expiring throughout 2020 and 2021; 3.6 million dekatherms of natural gas, expiring throughout 2020 and 2021; 4.2 million pounds of coffee, expiring throughout 2020 and 2021; and 28.8 million pounds of resin, expiring throughout 2020 and 2021.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 The following table identifies the fair value of each derivative instrument:

	Fair Value
	September 30, 2020	December 31, 2019
Asset Derivatives	(In millions)
Commodity contracts	$3.1	$0.8
Interest rate swap agreements	—	0.8
	$3.1	$1.6
Liability Derivatives
Commodity contracts	$3.4	$0.6
Foreign currency contracts	—	0.1
Interest rate swap agreements	105.9	56.5
	$109.3	$57.2

As of September 30, 2020 and December 31, 2019, asset derivatives are included within Other assets, net and liability derivatives are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in Net Income (Loss)	2020	2019	2020	2019
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other (income) expense, net	$3.6	$(0.2)	$(0.5)	$(1.2)
Foreign currency contracts	Other (income) expense, net	—	0.5	0.1	(1.4)
Interest rate swap agreements	Other (income) expense, net	5.6	(12.7)	(50.2)	(51.0)
Total unrealized gain (loss)		9.2	(12.4)	(50.6)	(53.6)
Realized (loss) gain
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	(2.4)	(1.2)	(8.1)	0.1
Foreign currency contracts	Cost of sales	—	(0.1)	0.4	0.5
Interest rate swap agreements	Interest expense	(6.4)	1.5	(12.5)	5.9
Total realized (loss) gain		(8.8)	0.2	(20.2)	6.5
Total gain (loss)		$0.4	$(12.2)	$(70.8)	$(47.1)

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information relating to the Company’s reportable segments on a continuing operations basis, revised to reflect the new segment structure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Net sales to external customers:
Meal Preparation	$642.7	$656.5	$1,984.0	$1,984.7
Snacking & Beverages	403.0	400.8	1,188.5	1,164.7
Total	$1,045.7	$1,057.3	$3,172.5	$3,149.4
Direct operating income:
Meal Preparation	$80.1	$92.4	$268.7	$273.5
Snacking & Beverages	65.7	41.3	166.3	134.2
Total	145.8	133.7	435.0	407.7
Unallocated selling, general, and administrative expenses	(56.5)	(56.8)	(210.4)	(213.3)
Unallocated cost of sales (1)	(12.0)	(3.3)	(26.5)	(13.8)
Unallocated corporate expense and other (1)	(37.5)	(129.2)	(102.8)	(228.6)
Operating income (loss)	$39.8	$(55.6)	$95.3	$(48.0)

(1)
Includes charges related to restructuring programs and other costs managed at corporate. Other costs include incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures.

Disaggregation of Revenue

Segment revenue disaggregated by product category groups, revised to reflect the new segment structure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Center store grocery	$415.7	$432.7	$1,261.0	$1,331.0
Main course	227.0	223.8	723.0	653.7
Total Meal Preparation	642.7	656.5	1,984.0	1,984.7
Sweet & savory snacks	283.8	295.4	862.0	893.5
Beverages & drink mixes	119.2	105.4	326.5	271.2
Total Snacking & Beverages	403.0	400.8	1,188.5	1,164.7
Total net sales	$1,045.7	$1,057.3	$3,172.5	$3,149.4

Segment revenue disaggregated by sales channel is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)		(In millions)
Retail grocery	$850.7	$835.4	$2,616.8	$2,498.0
Food-away-from-home	64.2	94.5	186.3	271.1
Industrial, co-manufacturing, and other	130.8	127.4	369.4	380.3
Total net sales	$1,045.7	$1,057.3	$3,172.5	$3,149.4

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SUBSEQUENT EVENTS

On November 5, 2020, the Company announced it will acquire the majority of the U.S. branded pasta portfolio as well as a manufacturing facility in St. Louis, Missouri of Riviana Foods, Inc. (“Riviana Foods”), a subsidiary of Ebro Foods, S.A. (“Ebro Foods”) for a purchase price of approximately $242.5 million in cash, subject to customary purchase price adjustments. Ebro Foods is a Spanish-based multinational food group operating primarily in the pasta and rice sectors. The acquisition includes the following regional brands: Skinner, No Yolks, American Beauty, Creamette, San Giorgio, Prince, Light ‘n Fluffy, Mrs. Weiss’, Wacky Mac, P&R Procino-Rossi, and New Mill. The asset acquisition is expected to strengthen the Company's portfolio and expand its scale to better serve its national and regional customers. The transaction is currently scheduled to close in the fourth quarter of 2020, subject to antitrust and third party approvals, and other customary closing conditions. It will be funded from the Company’s existing cash resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
TreeHouse Foods, Inc. is a leading manufacturer and distributor of private label foods and beverages in North America. We have nearly 40 production facilities across North America and Italy, and our vision is to be the undisputed solutions leader for custom brands for our customers. Our extensive product portfolio includes snacking, beverages, and meal preparation products, available in shelf stable, refrigerated, frozen, and fresh formats. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer clean label, organic, and preservative-free ingredients across almost our entire portfolio. Our purpose is to make high quality food and beverages affordable to all.

Effective January 1, 2020, our reportable segments, and the principal products that comprise each segment, are as follows:

Net sales are distributed across segments in the following manner:

The following discussion and analysis presents the factors that had a material effect on our results of continuing operations for the three and nine month periods ended September 30, 2020 and 2019. Also discussed is our financial position as of the end of the current period. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Pasta Acquisition

On November 5, 2020, the Company announced it will acquire the majority of the U.S. branded pasta portfolio as well as a manufacturing facility in St. Louis, Missouri of Riviana Foods, Inc. (“Riviana Foods”), a subsidiary of Ebro Foods, S.A. (“Ebro Foods”) for a purchase price of approximately $242.5 million in cash, subject to customary purchase price adjustments. Ebro Foods is a Spanish-based multinational food group operating primarily in the pasta and rice sectors. The acquisition includes the following regional brands: Skinner, No Yolks, American Beauty, Creamette, San Giorgio, Prince, Light ‘n Fluffy, Mrs. Weiss’, Wacky Mac, P&R Procino-Rossi, and New Mill. The asset acquisition is expected to strengthen the Company's portfolio and expand its scale to better serve its national and regional customers. The transaction is currently scheduled to close in the fourth quarter of 2020, subject to antitrust and third party approvals, and other customary closing conditions. It will be funded from the Company’s existing cash resources.

Debt Refinancing

On September 9, 2020, the Company completed its public offering of $500 million aggregate principal amount of its 4.000% senior notes due September 1, 2028 (the "2028 Notes"). The Company used the net proceeds of $491.7 million (after deducting the underwriting discount and offering expenses) from the offering of the 2028 Notes to fund the redemption of all of the $375.9 million outstanding principal amount of the previously issued 4.875% notes due March 15, 2022 Notes (the "2022 Notes"), to pay transaction-related fees and expenses of the 2022 Notes redemption, and for general corporate purposes. Refer to Note 9 to our Condensed Consolidated Financial Statements for additional information.

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

Local, state, and national governments continue to emphasize the importance of the food supply during this pandemic and asked that food manufacturers and retailers remain open to meet the needs of our communities. Our number one priority continues to be the health and safety of our employees and others we may come in contact with as we serve our purpose of making high quality food and beverages affordable to all. We have taken numerous steps to keep our employees safe including increased sanitation stations, implementation of physical barriers and social distancing protocols at our manufacturing operations, masks and personal protective equipment for employees across our facilities, preventative temperature screenings across all manufacturing locations, incentives for employees, including supplemental pay and additional paid leave, and remote work arrangements for administrative support functions. Our cross-functional task force continues to monitor and coordinate the Company's response to COVID-19.

Consumers have modified their purchasing habits to more food-at-home in response to the pandemic. As a result, we have experienced favorable revenue and earnings impacts within our retail grocery business, which comprises approximately 80% of total net sales. These favorable impacts within our retail grocery channel more than offset the unfavorable impacts due to the prolonged weakness in demand within the food-away-from-home channel. To date, there have not been material disruptions to our supply chain network, including the supply of our ingredients, packaging, or other sourced materials, though it is possible that more significant disruptions could occur if the duration and severity of COVID-19 continues to increase within North America or Italy. However, there have been production limitations as a result of a tighter labor market. This has affected our ability to service certain categories.

We continue to monitor the possible near-term impact of a COVID-19 resurgence on at-home food consumption, as well as COVID-19-related challenges, such as a tighter labor market and the potential for supply limitations as we head into the fourth quarter. Looking longer term, we remain confident in the private label opportunity and believe that at-home food consumption demand will remain elevated. We expect store brands will benefit as consumer behavior resumes the long-established shift toward private label and consumers begin to feel the impact of the economic recession. In addition, we believe that macro trends around demographics and the retailer landscape will continue to be supportive of private label growth over time. We expect to continue to incur incremental costs related to COVID-19 to address the safety and welfare of our employees.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,045.7	100.0%	$1,057.3	100.0%	$3,172.5	100.0%	$3,149.4	100.0%
Cost of sales	857.5	82.0	871.0	82.4	2,598.2	82.0	2,577.7	81.8
Gross profit	188.2	18.0	186.3	17.6	574.3	18.0	571.7	18.2
Operating expenses:
Selling and distribution	59.8	5.7	61.2	5.8	187.9	5.9	191.2	6.1
General and administrative	51.0	4.9	51.5	4.9	188.3	5.9	199.9	6.3
Amortization expense	17.6	1.7	17.7	1.7	52.5	1.7	56.4	1.8
Asset impairment	—	—	88.0	8.3	—	—	88.0	2.8
Other operating expense, net	20.0	1.9	23.5	2.2	50.3	1.6	84.2	2.7
Total operating expenses	148.4	14.2	241.9	22.9	479.0	15.1	619.7	19.7
Operating income (loss)	39.8	3.8	(55.6)	(5.3)	95.3	2.9	(48.0)	(1.5)
Other expense:
Interest expense	26.9	2.6	27.3	2.6	77.9	2.5	78.5	2.5
Loss on extinguishment of debt	1.2	0.1	—	—	1.2	—	—	—
(Gain) loss on foreign currency exchange	(3.8)	(0.4)	0.4	—	4.1	0.1	(1.3)	—
Other (income) expense, net	(6.9)	(0.7)	14.1	1.3	51.5	1.6	50.5	1.6
Total other expense	17.4	1.6	41.8	3.9	134.7	4.2	127.7	4.1
Income (loss) before income taxes	22.4	2.1	(97.4)	(9.2)	(39.4)	(1.2)	(175.7)	(5.6)
Income tax expense (benefit)	11.0	1.1	(36.4)	(3.4)	(15.4)	(0.6)	(50.1)	(1.6)
Net income (loss) from continuing operations	11.4	1.0	(61.0)	(5.8)	(24.0)	(0.6)	(125.6)	(4.0)
Net income (loss) from discontinued operations	0.7	0.1	(116.8)	(11.0)	3.4	0.1	(250.9)	(8.0)
Net income (loss)	$12.1	1.1%	$(177.8)	(16.8)%	$(20.6)	(0.5)%	$(376.5)	(12.0)%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Continuing Operations

Net Sales — Third quarter net sales decreased by $11.6 million, or 1.1%, in 2020 compared to 2019. The change in net sales from the third quarter of 2019 to the third quarter of 2020 was due to the following:

	Dollars	Percent
	(In millions)
2019 Net sales	$1,057.3
Volume/mix excluding SKU rationalization and divestitures	4.2	0.4%
Pricing	2.7	0.3
Volume/mix related to divestitures	(17.9)	(1.7)
Foreign currency	(0.6)	(0.1)
2020 Net sales	$1,045.7	(1.1)%

Volume/mix related to divestitures		1.7
Foreign currency		0.1
Percent change in organic net sales (1)		0.7%

(1)    Organic net sales is a Non-GAAP financial measure. Refer to the definition within the "Non-GAAP Measures" section.

Organic net sales increased 0.7% in the third quarter of 2020 compared to 2019 driven by:

•
Volume/mix excluding SKU rationalization and divestitures was favorable 0.4% year-over-year primarily due to increased retail demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses and decreased food-away-from-home demand.

•	Pricing was slightly favorable driven by the Snacking & Beverages division.

The year-over-year increase in organic net sales was partially offset by lower volume/mix related to the divestiture of the two In-Store Bakery facilities, which was unfavorable 1.7%.

Gross Profit — Gross profit as a percentage of net sales was 18.0% in the third quarter of 2020, compared to 17.6% in the third quarter of 2019, an increase of 0.4 percentage points. The increase is primarily due to favorable channel mix of more retail and less food-away-from-home business and lower operational costs of goods sold. This was partially offset by incremental costs incurred in response to the COVID-19 pandemic, including increased production shifts, supplemental pay, protective equipment for employees, and additional sanitation measures.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 14.2% in the third quarter of 2020 compared to 22.9% in the third quarter of 2019, a decrease of 8.7 percentage points. The decrease is primarily attributable to non-recurring impairment charges recognized in the third quarter of 2019 related to long-lived assets in the Cookies and Dry Dinners categories and lower restructuring expenses as the TreeHouse 2020 program winds down.
Total Other Expense — Total other expense decreased by $24.4 million to $17.4 million in the third quarter of 2020 compared to $41.8 million in the third quarter of 2019. The decrease was primarily related to a favorable non-cash mark-to-market impact from hedging activities, driven by interest rate swaps and commodity contracts, and favorable currency exchange rate impacts between the U.S. and Canadian dollar during the third quarter of 2020. This was partially offset by a loss on extinguishment of debt.

Income Taxes — Income tax expense was recognized at a higher effective rate in the third quarter of 2020 compared to income tax benefit recognized in the third quarter of 2019. The change is primarily driven by the estimated level of annual pre-tax earnings, partially offset by benefits recognized in 2020 due to the enactment of the CARES Act and a change in the amount of valuation allowance recorded against certain deferred tax assets.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net income (loss) from discontinued operations increased $117.5 million in the third quarter of 2020 compared to the third quarter of 2019. The increase is primarily related to a non-recurring loss on the sale of the Snacks division and a non-recurring impairment charge related to the expected loss on disposal of the Ready-to-eat Cereal business recognized in the third quarter of 2019. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 — Results by Segment

	Three Months Ended September 30, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$642.7	100.0%	$403.0	100.0%
Cost of sales	531.7	82.7	313.9	77.9
Gross profit	111.0	17.3	89.1	22.1
Freight out and commissions	24.2	3.8	18.1	4.5
Direct selling, general, and administrative	6.7	1.0	5.3	1.3
Direct operating income	$80.1	12.5%	$65.7	16.3%

	Three Months Ended September 30, 2019
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$656.5	100.0%	$400.8	100.0%
Cost of sales	531.9	81.0	335.8	83.8
Gross profit	124.6	19.0	65.0	16.2
Freight out and commissions	24.6	3.7	18.5	4.6
Direct selling, general, and administrative	7.6	1.2	5.2	1.3
Direct operating income	$92.4	14.1%	$41.3	10.3%

The change in net sales by segment from the third quarter of 2019 to the third quarter of 2020 was due to the following:

	Three Months Ended September 30,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2019 Net sales	$656.5		$400.8
Volume/mix excluding SKU rationalization and divestitures	(9.6)	(1.4)%	13.8	3.6%
Pricing	(3.8)	(0.6)	6.5	1.6
Volume/mix related to divestitures	—	—	(17.9)	(4.6)
Foreign currency	(0.4)	(0.1)	(0.2)	(0.1)
2020 Net sales	$642.7	(2.1)%	$403.0	0.5%

Volume/mix related to divestitures		—		4.6
Foreign currency		0.1		0.1
Percent change in organic net sales		(2.0)%		5.2%

Meal Preparation

Net sales in the Meal Preparation segment decreased $13.8 million, or 2.1%, in the third quarter of 2020 compared to the third quarter of 2019. The change in net sales was driven by unfavorable volume/mix as a result of the impact of carryover distribution losses and decreased food-away-from-home demand, which outpaced distribution gains. Unfavorable pricing was primarily due to carryover pricing actions that continue to impact Single Serve Beverages. Organic net sales in the Meal Preparation segment decreased by 2.0% year-over-year.

Direct operating income as a percentage of net sales decreased 1.6 percentage points in the third quarter of 2020 compared to the third quarter of 2019. This decrease was due to COVID-19 increased operational costs primarily from labor shortages and increased warehouse expansion costs to service retail demand.

Snacking & Beverages

Net sales in the Snacking & Beverages segment increased $2.2 million, or 0.5%, in the third quarter of 2020 compared to the third quarter of 2019. The change in net sales was due to favorable volume/mix from increased distribution gains and innovation, as well as non-recurring pricing which outpaced the impact of carryover distribution losses and lower volume/mix due to divestitures. Organic net sales in the Snacking & Beverages segment increased 5.2% year-over-year.

Direct operating income as a percentage of net sales increased 6.0 percentage points in the third quarter of 2020 compared to the third quarter of 2019. The increase primarily resulted from productivity gains associated with higher operational throughput at our network of manufacturing and distribution facilities in response to the increased demand due to COVID-19, non-recurring pricing, and lower operational costs of goods sold.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Continuing Operations

Net Sales — Net sales increased by $23.1 million, or 0.7%, in the first nine months of 2020 compared to the first nine months of 2019. The change in net sales from 2019 to 2020 was due to the following:

	Dollars	Percent
	(In millions)
2019 Net sales	$3,149.4
Volume/mix excluding SKU rationalization and divestitures	75.2	2.4%
Pricing	(4.5)	(0.1)
Volume/mix related to divestitures	(40.3)	(1.4)
SKU rationalization	(3.4)	(0.1)
Foreign currency	(3.9)	(0.1)
2020 Net sales	$3,172.5	0.7%

Volume/mix related to divestitures		1.4
SKU rationalization		0.1
Foreign currency		0.1
Percent change in organic net sales		2.3%

Organic net sales increased 2.3% in 2020 compared to 2019 driven by:

•
Volume/mix excluding SKU rationalization and divestitures was favorable 2.4% year-over-year primarily due to distribution gains, new items, and increased retail demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses and decreased food-away-from-home demand.

•	Pricing was unfavorable 0.1% driven by the carryover impact of prior year pricing adjustments.

The year-over-year increase in organic net sales was partially offset by lower volume/mix related to the divestiture of the two In-Store Bakery facilities, which was unfavorable 1.4%. Our efforts to simplify and rationalize low margin SKUs from our product portfolio was unfavorable 0.1% within our Snacking & Beverages segment and foreign exchange was unfavorable 0.1% year-over-year.

Gross Profit — Gross profit as a percentage of net sales was 18.0% in the first nine months of 2020, compared to 18.2% in the first nine months of 2019, a decrease of 0.2 percentage points. The decrease is primarily due to incremental costs incurred in response to the COVID-19 pandemic, including increased production shifts, supplemental pay, protective equipment for employees, additional sanitation measures, and higher employee expenses. This was partially offset by higher operational throughput at our network of manufacturing and distribution facilities.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 15.1% in the first nine months of 2020 compared to 19.7% in the first nine months of 2019, a decrease of 4.6 percentage points. The decrease is primarily attributable to a non-recurring impairment charge recognized in the third quarter of 2019 related to long-lived assets in the Cookies and Dry Dinners categories, lower restructuring expenses as the TreeHouse 2020 program winds down, continued SG&A discipline, and lower freight costs due to rate favorability and a reduction in spot market usage. This was partially offset by higher employee expenses.
Total Other Expense — Total other expense increased by $7.0 million to $134.7 million in the first nine months of 2020 compared to $127.7 million in the first nine months of 2019. The increase was primarily related to unfavorable currency exchange rates between the U.S. and Canadian dollar during the respective periods and a loss on extinguishment of debt. This was partially offset by lower non-cash mark-to-market expense from hedging activities, driven by foreign currency contracts, interest rate swaps, and commodity contracts.

Income Taxes — Income tax benefit was recognized at a higher effective rate in the first nine months of 2020 compared to the first nine months of 2019. The change is primarily driven by the estimated level of annual pre-tax earnings, partially offset by benefits recognized in 2020 due to the enactment of the CARES Act and a change in the amount of valuation allowance recorded against certain deferred tax assets.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net income (loss) from discontinued operations increased $254.3 million in the third quarter of 2020 compared to the third quarter of 2019. The increase is primarily related to a non-recurring impairment charge recognized in the second quarter of 2019 related to long-lived assets in the Snacks division, a non-recurring impairment charge related to the expected loss on disposal of the Ready-to-eat Cereal business recognized in the second and third quarters of 2019, and a non-recurring loss on the sale of the Snacks division recognized in the third quarter of 2019. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 — Results by Segment

	Nine Months Ended September 30, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,984.0	100.0%	$1,188.5	100.0%
Cost of sales	1,620.5	81.7	951.2	80.0
Gross profit	363.5	18.3	237.3	20.0
Freight out and commissions	75.8	3.8	53.1	4.5
Direct selling, general, and administrative	19.0	1.0	17.9	1.5
Direct operating income	$268.7	13.5%	$166.3	14.0%

	Nine Months Ended September 30, 2019
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,984.7	100.0%	$1,164.7	100.0%
Cost of sales	1,610.0	81.1	953.8	81.9
Gross profit	374.7	18.9	210.9	18.1
Freight out and commissions	75.8	3.8	58.8	5.0
Direct selling, general, and administrative	25.4	1.3	17.9	1.6
Direct operating income	$273.5	13.8%	$134.2	11.5%

The change in net sales by segment from the first nine months of 2019 to the first nine months of 2020 was due to the following:

	Nine Months Ended September 30,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2019 Net sales	$1,984.7		$1,164.7
Volume/mix excluding SKU rationalization and divestitures	9.1	0.5%	66.1	5.9%
Pricing	(7.0)	(0.4)	2.5	0.2
Volume/mix related to divestitures	—	—	(40.3)	(3.6)
SKU rationalization	—	—	(3.4)	(0.3)
Foreign currency	(2.8)	(0.1)	(1.1)	(0.2)
2020 Net sales	$1,984.0	—%	$1,188.5	2.0%

Volume/mix related to divestitures		—		3.6
SKU rationalization		—		0.3
Foreign currency		0.1		0.2
Percent change in organic net sales		0.1%		6.1%

Meal Preparation

Net sales in the Meal Preparation segment decreased $0.7 million in the first nine months of 2020, and it was flat on a percentage point basis compared to the first nine months of 2019. The change in net sales was due to unfavorable pricing due to the carryover impact of prior year pricing adjustments, unfavorable foreign currency and the impact of carryover distribution losses. This was partially offset by favorable volume/mix mostly from increased retail demand as a result of the COVID-19 pandemic. Organic net sales in the Meal Preparation segment increased 0.1% year-over-year.

Direct operating income as a percentage of net sales decreased 0.3 percentage points in the first nine months of 2020 compared to the first nine months of 2019. This decrease was primarily due to unfavorable pricing and increased warehouse expansion costs to service retail demand. This was partially offset by favorable SG&A as a result of continued discipline and lower freight costs.

Snacking & Beverages

Net sales in the Snacking & Beverages segment increased $23.8 million, or 2.0%, in the first nine months of 2020 compared to the first nine months of 2019. The change in net sales was due to favorable volume/mix mostly from increased retail demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses and lower volume/mix due to divestitures. This was partially offset by efforts to simplify and rationalize low margin SKUs and unfavorable foreign currency. Organic net sales in the Snacking & Beverages segment increased 6.1% year-over-year.

Direct operating income as a percentage of net sales increased 2.5 percentage point in the first nine months of 2020 compared to the first nine months of 2019. The increase primarily resulted from productivity gains associated with higher operational throughput at our network of manufacturing and distribution facilities in response to the increased demand due to COVID-19, and lower freight costs.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $727.0 million was available under the Revolving Credit Facility as of September 30, 2020. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

At this time, COVID-19 has not had a material adverse impact on our operations, and we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. We expect that the provisions included within the CARES Act will help offset incremental cash expenses incurred by the Company as we respond to the COVID-19 pandemic. Under the CARES Act, we expect to defer the payment of approximately $20 million to $25 million in payroll taxes through the remainder of 2020, which will be paid equally in the fourth quarters of 2021 and 2022. We expect to receive a refund from the Internal Revenue Service of $73.5 million related to the NOL carryback provisions of the CARES Act. $71.4 million of this amount has been received to date in the fourth quarter of 2020. In addition, we are actively monitoring the collectability of all of our outstanding trade receivables, including those within our food-away-from-home channel, which comprises less than 10% of our revenue. Given the dynamic nature of COVID-19, we will continue to assess our liquidity needs while additionally managing our discretionary spending and investment strategies.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$124.5	$5.8
Investing activities of continuing operations	(64.6)	(99.8)
Financing activities of continuing operations	103.9	(141.3)
Cash flows from discontinued operations	(2.4)	111.6

Operating Activities From Continuing Operations

Cash provided by operating activities of continuing operations was $124.5 million in the first nine months of 2020 compared to $5.8 million in the first nine months of 2019, an increase of $118.7 million. The increase was primarily attributable to higher cash earnings and improved working capital. The Company's working capital management emphasis continues to be focused on driving faster collection of receivables, reducing inventory, and extending vendor payment terms.

Investing Activities From Continuing Operations

Cash used in investing activities of continuing operations was $64.6 million in the first nine months of 2020 compared to $99.8 million in the first nine months of 2019, a decrease in cash used of $35.2 million, driven by lower capital expenditures and proceeds from the sale of the In-Store Bakery facilities in the second quarter of 2020. This was partially offset by an acquisition of a refrigerated dough business in the third quarter of 2020.

Financing Activities From Continuing Operations

Net cash provided by financing activities of continuing operations was $103.9 million in the first nine months of 2020 compared to cash used in financing activities of $141.3 million in the first nine months of 2019, an increase in cash provided by financing activities of $245.2 million. The increase is primarily attributable to non-recurring early payments made on the Company's term loan during the first nine months of 2019 and debt refinancing activity during the first nine months of 2020. This debt refinancing resulted in an increase in cash due to the issuance of 2028 Notes which was partially offset by the redemption of the 2022 Notes.

Cash Flows From Discontinued Operations

Our cash used in discontinued operations was $2.4 million in the first nine months of 2020 compared to cash provided by discontinued operations of $111.6 million in the first nine months of 2019, a decrease in cash provided of $114.0 million. The decrease is primarily attributable to non-recurring proceeds from the sale of the Snacks division in the third quarter of 2019 and non-recurring cash flows from operations from the Snacks division during the nine months ended of September 30, 2019. This was partially offset by lower capital expenditures during the nine months ended September 30, 2020.

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

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Cash flow provided by operating activities from continuing operations	$124.5	$5.8
Less: Capital expenditures	(79.1)	(104.8)
Free cash flow from continuing operations	$45.4	$(99.0)

Debt Obligations

At September 30, 2020, we had $454.6 million outstanding under Term Loan A, $674.9 million outstanding under Term Loan A-1, $602.9 million of the 2024 Notes outstanding, $500.0 million of the 2028 Notes outstanding, and $4.2 million of other obligations. In addition, at September 30, 2020, there were $23.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Also, at September 30, 2020, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $727.0 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the "Amended and Restated Credit Agreement") for the three months ended September 30, 2020 averaged 1.78%. Including the interest rate swap agreements in effect as of September 30, 2020, the average rate increases to 4.04%.

We are in compliance with all applicable financial debt covenants as of September 30, 2020. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Guarantor Summarized Financial Information

The 2024 Notes and 2028 Notes issued by TreeHouse Foods, Inc. are fully and unconditionally, as well as jointly and severally, guaranteed by our directly and indirectly owned domestic subsidiaries, which are collectively known as the "Guarantor Subsidiaries." The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

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

		TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statements of Operations		Nine Months Ended September 30, 2020
		(unaudited, in millions)
Net sales		$2,983.6
Gross profit		538.9
Net loss from continuing operations		(28.1)
Net income from discontinued operations		3.4
Net loss		(24.7)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	September 30, 2020	December 31, 2019
	(unaudited, in millions)
Current assets	$1,346.2	$1,142.2
Noncurrent assets	3,542.6	3,626.5
Current liabilities	845.6	858.9
Noncurrent liabilities	2,625.4	2,515.6

The following is a description of the transactions between the combined TreeHouse Foods, Inc. and Guarantor Subsidiaries with Non-Guarantor Subsidiaries:

		TreeHouse Foods, Inc. and Guarantor Subsidiaries
		Nine Months Ended September 30, 2020
		(unaudited, in millions)
Net sales to Non-Guarantor Subsidiaries		$51.7
Purchases from Non-Guarantor Subsidiaries		186.4

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
	September 30, 2020	December 31, 2019
	(unaudited, in millions)
Amount due from/(to) Non-Guarantor Subsidiaries	$9.5	$(10.2)

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

Organic Net Sales

Organic net sales is defined as net sales excluding the impacts of SKU rationalization, foreign currency, and the net sales associated with the divestiture of the In-Store Bakery facilities, which closed on April 17, 2020. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management.

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per diluted share from continuing operations ("adjusted diluted EPS") reflects adjustments to GAAP earnings (loss) per diluted share from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, restructuring programs, the impact of the COVID-19 pandemic, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(unaudited)		(unaudited)
Diluted earnings (loss) per share from continuing operations (GAAP)		$0.20	$(1.08)	$(0.42)	$(2.23)
Restructuring programs & other	(1)	0.37	0.44	0.95	1.60
Mark-to-market adjustments	(2)	(0.17)	0.22	0.89	0.95
COVID-19	(3)	0.06	—	0.22	—
Litigation matters	(4)	—	—	0.16	0.44
Foreign currency (gain) loss on re-measurement of intercompany notes	(5)	(0.06)	0.01	0.09	(0.05)
Tax indemnification	(6)	0.06	0.02	0.09	0.02
Change in regulatory requirements	(7)	—	0.10	0.02	0.10
Loss on extinguishment of debt	(8)	0.02	—	0.02	—
Impairment	(9)	—	1.56	—	1.56
Multiemployer pension plan withdrawal	(10)	—	—	—	0.07
Taxes on adjusting items		0.23	(0.72)	(0.36)	(1.18)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$0.71	$0.55	$1.66	$1.28

During the three and nine months ended September 30, 2020 and 2019, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)
The Company's restructuring and margin improvement activities are part of an enterprise-wide transformation to improve the long-term profitability of the Company. For the three months ended September 30, 2020 and 2019, the Company incurred restructuring program costs of approximately $20.2 million and $24.3 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred restructuring program costs of approximately $51.9 million and $89.9 million, respectively. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional details. Additionally, the Company recognized other items affecting comparability including recovery of insurance proceeds related to a prior period product recall, and other acquisition, integration, divestiture, and related costs. These other items were approximately $0.8 million and $0.3 million for the three months ended September 30, 2020 and 2019, and approximately $1.8 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

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

(3)
During 2020, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures. These costs were approximately $17.4 million and $37.7 million for the three and nine months ended September 30, 2020 respectively. These costs were partially offset by an income tax benefit due to the enactment of the CARES Act of approximately $14.0 million and $25.0 million for the three and nine months ended September 30, 2020 respectively.

(4)
During the nine months ended September 30, 2020, the Company recognized a $9.0 million accrual related to a litigation matter challenging wage and hour practices at three former manufacturing facilities in California. Refer to Note 14 to our Condensed Consolidated Financial Statements for additional details. During the nine months ended September 30, 2019, the Company recognized a $25.0 million accrual for a litigation matter related to allegations of certain purported label misrepresentations as to the nature of its Grove Square coffee products. This matter was settled on April 21, 2020.

(5)
The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $3.1 million and foreign currency losses of $0.4 million for the three months ended September 30, 2020 and 2019 to re-measure the loans at quarter end. For the nine months ended September 30, 2020 and 2019, the Company incurred foreign currency losses of $5.3 million and foreign currency gains of $2.6 million, respectively. These charges are non-cash and the loans are eliminated in consolidation.

(6)
The tax indemnification line represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(7)
During the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, the Company incurred regulatory compliance costs related to upcoming changes in nutrition labeling requirements. These costs included both consulting services and inventory write-downs.

(8)
For the three and nine months ended September 30, 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs. Refer to Note 9 to our Condensed Consolidated Financial Statements for additional details.

(9)
In the third quarter of 2019, the Company incurred $88.0 million of non-cash impairment charges related to the Cookies and Dry Dinners asset groups within its Snacking & Beverages and Meal Preparation divisions, respectively. This amount is comprised of non-cash impairment charges of $45.2 million of finite lived intangible asset impairment losses and $42.8 million of property, plant, and equipment impairment losses.

(10) In the second quarter of 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund for $4.1 million. The Company settled the withdrawal liability in the fourth quarter of 2019.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying Non-GAAP adjustments.

Adjusted Net Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted Net Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations and Adjusted EBITDA Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted net income from continuing operations represents GAAP net income (loss) as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.
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

The following table reconciles the Company’s net income (loss) from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, and Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2020 and 2019:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(unaudited in millions)
Net income (loss) from continuing operations		$11.4	$(61.0)	$(24.0)	$(125.6)
Restructuring programs & other	(1)	21.0	24.6	53.7	90.4
Mark-to-market adjustments	(2)	(9.2)	12.4	50.6	53.6
COVID-19	(3)	3.4	—	12.7	—
Litigation matters	(4)	—	—	9.0	25.0
Foreign currency (gain) loss on re-measurement of intercompany notes	(5)	(3.1)	0.4	5.3	(2.6)
Tax indemnification	(6)	3.5	1.4	5.2	1.8
Change in regulatory requirements	(7)	—	5.5	1.4	5.5
Loss on extinguishment of debt	(8)	1.2	—	1.2	—
Impairment	(9)	—	88.0	—	88.0
Multiemployer pension plan withdrawal	(10)	—	—	—	4.1
Less: Taxes on adjusting items		12.3	(40.3)	(20.9)	(67.6)
Adjusted net income from continuing operations (Non-GAAP)		40.5	31.0	94.2	72.6
Interest expense		26.9	27.3	77.9	78.5
Interest income		—	(0.3)	(4.0)	(4.6)
Income taxes (excluding COVID-19 tax benefit)		25.0	(36.4)	9.6	(50.1)
Add: Taxes on adjusting items		(12.3)	40.3	20.9	67.6
Adjusted EBIT from continuing operations (Non-GAAP)		80.1	61.9	198.6	164.0
Depreciation and amortization	(11)	50.9	50.7	150.3	154.0
Adjusted EBITDA from continuing operations (Non-GAAP)		$131.0	$112.6	$348.9	$318.0

Adjusted net income margin from continuing operations		3.9%	2.9%	3.0%	2.3%
Adjusted EBIT margin from continuing operations		7.7%	5.9%	6.3%	5.2%
Adjusted EBITDA margin from continuing operations		12.5%	10.6%	11.0%	10.1%

		Location in Condensed	Three Months Ended September 30,		Nine Months Ended September 30,
		Consolidated Statements of Operations	2020	2019	2020	2019
			(unaudited in millions)
(1)	Restructuring programs & other	Other operating expense, net	$20.0	$23.7	$50.3	$84.4
		General and administrative	0.8	0.3	2.5	2.2
		Cost of sales	0.2	0.6	0.9	3.8
(2)	Mark-to-market adjustments	Other (income) expense, net	(9.2)	12.4	50.6	53.6
(3)	COVID-19	Cost of sales	17.3	—	36.0	—
		General and administrative	0.1	—	1.7	—
		Income tax expense (benefit)	(14.0)	—	(25.0)	—
(4)	Litigation matters	General and administrative	—	—	9.0	25.0
(5)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(3.1)	0.4	5.3	(2.6)
(6)	Tax indemnification	Other (income) expense, net	3.5	1.4	5.2	1.8
(7)	Change in regulatory requirements	Cost of sales	—	4.0	0.3	4.0
		Selling and distribution	—	1.2	1.0	1.2
		General and administrative	—	0.3	0.1	0.3
(8)	Loss on extinguishment of debt	Loss on extinguishment of debt	1.2	—	1.2	—
(9)	Impairment	Asset impairment	—	88.0	—	88.0
(10)	Multiemployer pension plan withdrawal	Cost of sales	—	—	—	4.1
(11)	Depreciation included as an adjusting item	Cost of sales	0.2	0.1	0.2	1.7
		General and administrative	—	—	—	1.6

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

See Note 14 to our Condensed Consolidated Financial Statements included herein and Note 20 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information about our commitments and contingent obligations.

Except for changes to the scheduled maturities of debt obligations due to the Company's debt refinancing as disclosed in Note 9 to our Condensed Consolidated Financial Statements, there were no material changes outside the ordinary course of business within the Contractual Obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to the Company's critical accounting policies in the three and nine months ended September 30, 2020.

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

As of September 30, 2020, management with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of September 30, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), stockholders' equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows, for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 5, 2020

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Exhibits

4.1
Twelfth Supplemental Indenture, dated as of September 9, 2020, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

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

TREEHOUSE FOODS, INC.

Date: November 5, 2020	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Executive Vice President and Chief Financial Officer

Date: November 5, 2020	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Vice President, Corporate Controller, and Principal Accounting Officer