Form 10-K
period 2020-12-31
TreeHouse Foods, Inc.
filed 2021-02-11
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020, based on the $43.80 per share closing price on the New York Stock Exchange on such date, was approximately $2,457.3 million. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.
The number of shares of the registrant’s common stock outstanding as of January 29, 2021 was 55,892,015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 2021 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements and information in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "believe," "estimate", "project", "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could" or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: risks related to the impact of the ongoing COVID-19 outbreak on our business, suppliers, consumers, customers and employees; the success of our restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; raw material and commodity costs; competition, disruptions or inefficiencies in our supply chain and/or operations, including from the ongoing COVID-19 outbreak; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; disruptions in or failures of our information technology systems; and labor strikes or work stoppages and other risks that are described in Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the "SEC").
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that such statements are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business
General Development of Business
References herein to "we", "us", "our", "Company", and "TreeHouse" refer to TreeHouse Foods, Inc. and its consolidated subsidiaries unless the context specifically states or implies otherwise.
TreeHouse is a leading manufacturer and distributor of private label packaged foods and beverages in North America. We have approximately 40 production facilities across North America and Italy, and our vision is to be the undisputed solutions leader for custom brands for our customers. Our extensive product portfolio includes snacking, beverages, and meal preparation products, available in shelf stable, refrigerated, frozen, and fresh formats. We have a comprehensive offering of packaging formats and flavor profiles, and we also offer clean label, organic, and preservative-free ingredients across almost our entire portfolio. Our purpose is to make high quality food and beverages affordable to all.
The Company was incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders, which was completed on June 27, 2005. Since the Company began operating as an independent entity, it has expanded its product offerings through a number of strategic and bolt-on acquisitions. We manufacture and sell the following:
•private label products to retailers, such as supermarkets, mass merchandisers, and specialty retailers, for resale under the retailers’ own or controlled labels;
•private label and branded products to the foodservice industry, including foodservice distributors and national restaurant operators;
•branded products under our own proprietary brands, primarily on a regional basis to retailers;
•branded products under co-pack agreements to other major branded companies for their distributions; and
•products to our industrial customer base for repackaging in portion control packages and for use as ingredients by other food manufacturers.
We operate our business as Bay Valley Foods, LLC ("Bay Valley"), Sturm Foods, Inc., S.T. Specialty Foods, Inc., Associated Brands, Inc., TreeHouse Foods Services, LLC, Protenergy Natural Foods, Inc., TreeHouse Private Brands, Inc., American Italian Pasta Company, Linette Quality Chocolates, Inc., Ralcorp Frozen Bakery Products, Inc., Cottage Bakery, Inc., and The Carriage House Companies, Inc. in the United States, E.D. Smith Foods, Ltd., Associated Brands, Inc., Protenergy Natural Foods Corporation, BFG Canada Ltd., and Western Waffles Corp. in Canada, and Pasta Lensi, S.r.l. in Italy. Bay Valley is a Delaware limited liability company, and a 100% owned subsidiary of TreeHouse. All operating units are directly or indirectly 100% owned subsidiaries of Bay Valley.

Our Strategy
We make high quality food and beverages affordable to all. Our vision is to be the undisputed solutions leader for custom brands. Our mission is to create value as our customers’ preferred manufacturing and distribution partner, providing thought leadership, superior innovation and a relentless focus on execution. To achieve our mission we have developed a four point, customer-centric enterprise strategy, as depicted graphically and explained further below:
•Commercial Excellence. An unrelenting focus on the customer must be at the heart of everything we do. To be a solutions provider, we must: understand our customers' needs and challenges; execute flawlessly; ensure products meet quality and safety standards and are competitively priced; and continue to innovate. We believe that our go-to-market platform will lead us to stronger and more valuable partnerships with our customers. During 2020, we partnered closely with our customers to prioritize and service the unprecedented retail demand as a result of the COVID-19 pandemic, while also driving forward new innovation in both our Snacking & Beverages and Meal Preparation divisions.
•Operational Excellence. We strive to be the supplier of choice and a world-class partner to our customers, a great investment to our shareholders, and a great place to work for our employees. We are building a high performance culture, as we communicate and engage our people with common metrics and operate with a continuous improvement mindset whereby the status quo is challenged. During 2020, the agility of our network of manufacturing and distribution facilities was evident in our response to the COVID-19 pandemic, as we swiftly and effectively implemented new social distancing and safety protocols to keep our frontline employees safe and facilities operating. Our swift actions coupled with the structural work we have completed over the last several years to drive operational excellence resulted in increased efficiency and profitability, and enabled us to differentiate through our ability to support customers and deliver on consumer needs.
•Optimized Portfolio. We periodically review our portfolio in an attempt to identify areas of optimization. As part of this review, we may identify specific businesses (typically lower growth and lower margin) which may be better served by a fundamental change in tactics, strategy, or ownership. Optimizing our portfolio will allow us to focus our resources on fewer businesses in order to drive improved results and future cash generation. During 2020, we further optimized our portfolio with the divestitures of two In-Store Bakery facilities located in Fridley, Minnesota, and Lodi, California in the second quarter, and capitalized on an opportunity to strengthen our portfolio with the acquisition of Ebro's Riviana (as defined below) branded pasta business in the fourth quarter.
•People & Talent. We continue to build a performance-based culture by communicating clear goals and fostering decision ownership. Our goal is to align and incentivize our people and celebrate our successes together. In 2020, we prioritized the health, safety, and welfare of our employees and their families as we responded to the COVID-19 pandemic.

Recent Acquisitions and Divestitures

On December 11, 2020, the Company completed the acquisition of the majority of the U.S. branded pasta portfolio as well as a manufacturing facility in St. Louis, Missouri of Riviana Foods, Inc. ("Riviana Foods"), a subsidiary of Ebro Foods, S.A. ("Ebro Foods"). The pasta acquisition is included in the Meal Preparation reporting segment.
On April 17, 2020, the Company completed the sale of two of its In-Store Bakery facilities located in Fridley, Minnesota and Lodi, California, which manufacture breads, rolls, and cakes for in-store retail bakeries and food-away-from-home customers. These two facilities were included within the Snacking & Beverages reporting segment.

Refer to Note 7 to our Consolidated Financial Statements for additional information.

Narrative Description of the Business

Our Segments

We manage and report our operating results through two divisions, which are our reportable segments: Meal Preparation and Snacking & Beverages.

Effective January 1, 2020, our reportable segments, and the principal products that comprise each segment, are as follows
•Meal Preparation - Our Meal Preparation segment is focused on productivity, efficiency and cash flow. Operational progress is driven by continuous improvement and value engineering. The organizational focus allows the Company to apply resources that better align with customers’ goals for driving value within the center of the retail grocery store. This segment includes center of the store grocery items (single-serve coffee, powdered creamer, dressings, dips, sauces, salsas, syrups, pasta sauces, jams and jellies, pickles, and cheese sauces) and main course meal items (dough, dry dinners, hot cereals, and pasta) in shelf stable and refrigerated formats for retail, food-away-from-home, industrial, ingredient, export and co-pack customers. We play a private label leadership role in several categories and offer clean label, organic, or better-for-you formulas in nearly every category.
•Snacking & Beverages - Our Snacking and Beverages segment is focused on revenue growth, and research, development and commercialization is geared toward evolving consumer trends. The organizational focus enables the Company to apply the proper resources to meet its retail customers’ goals around experience, uniqueness and differentiation in private label. This segment produces and sells a comprehensive portfolio of sweet and savory baked food items (cookies, crackers, frozen waffles, pita chips, pretzels, snack bars and unique candy products) and beverages and drink mixes (powdered drinks, broths/stocks, ready-to-drink beverages, coffee/tea concentrates and bagged specialty tea) for retail, food-away-from-home and co-pack customers in shelf stable, refrigerated and frozen formats. Across many of our categories, we have a private label leadership role and can offer our customer partners a range of value and nutritional solutions, including clean label, organic and gluten free, so that they can meet the unique needs of their consumers.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to the Consolidated Financial Statements for financial information by segment.

Sales

We sell our products through various distribution channels, including grocery retailers, foodservice distributors, and industrial and export, which includes food manufacturers and repackagers of foodservice products. We have an internal sales force that manages customer relationships and a broker network for sales to retail, food-away-from-home, and export accounts. Industrial food products are generally sold directly to customers without the use of a broker. Most of our customers purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will.

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
We sell our products to a diverse customer base, including the leading grocery retailers and foodservice operators in the United States and Canada. Also, a variety of our customers purchase bulk products for industrial food applications. We currently supply approximately 800 total customers in North America, including 42 of the 74 largest non-convenience food retailers.
A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2020, our ten largest customers accounted for approximately 58.5% of our consolidated net sales. For the years ended December 31, 2020, 2019 and 2018, our largest customer, Walmart Inc. and its affiliates, accounted for approximately 23.9%, 24.4%, and 23.6%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales.

Markets

Our business faces intense competition from large branded manufacturers and highly competitive private label and foodservice manufacturers. In some instances, large branded companies manufacture private label products. The industries in which we compete are expected to remain highly competitive for the foreseeable future.

There has been significant consolidation in the retail grocery and foodservice industries in recent years resulting in mass merchandisers and non-traditional grocers, such as those offering a limited assortment of products, gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer large customers. Additionally, the introduction of e-commerce grocers brings new opportunities and risks. There can be no assurance that we will be able to keep our existing customers or gain new customers. Our customers do not typically commit to buy predetermined amounts of products, and many retailers utilize bidding procedures to select vendors. As the consolidation of the retail grocery and foodservice industry continues, we could lose sales and profits if any one or more of our existing customers were to be sold, or if limited assortment stores reduce the variety of products that we sell. Both the difficult economic environment and the increased competitive environment in the retail and food-away-from-home channels have caused competition to become increasingly intense in our business.

We have several competitors in each of our channels. For sales of private label products to retailers, the principal competitive factors are product quality, reliability of service, and price. For sales of products to food-away-from-home, industrial, and export customers, the principal competitive factors are price, product quality, specifications, and reliability of service.

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

Recent trends impacting competition include an increase in snacking and awareness of healthier and "better for you" foods. These trends, together with a surge of specialty retailers who cater to consumers looking for either the highest quality ingredients, unique packaging, products to satisfy particular dietary needs, or value offerings where consumers are looking to maximize their food purchasing power, create pressure on manufacturers to provide a full array of products to meet customer and consumer demand.

We believe our strategies for competing in each of our business segments, which include providing superior product quality, effective cost control, an efficient supply chain, successful innovation programs, and competitive pricing, allow us to compete effectively.

Demand for our products is impacted by consumer behavior and preferences. The COVID-19 pandemic changed consumer behavior and changed preferences during 2020 to more at-home consumption instead of food-away-from-home consumption. This was a result of government shutdowns at restaurants and other public venues, as well as the general public's emphasis on personal safety. The Company's sales channels are primarily through the retail grocery channel, with approximately 80% of the net sales sold through this channel. As such, the Company has benefited from the increased consumer preference for at-home consumption and retail grocery shopping. Our food-away-from-home sales channel has historically accounted for approximately 10% of our net sales. The change in consumption patterns has adversely impacted sales in this channel. The majority of food-away-from home channel sales are within our Meal Preparation segment, and the impact of the COVID-19 pandemic has mostly offset the benefit from retail grocery within this segment. However, our Snacking & Beverages segment is mostly comprised of retail grocery, and therefore, this segment has mostly benefited from the at-home consumption as a result of the COVID-19 pandemic.

For additional discussion for trends in market demand due to the COVID-19 pandemic, see Part II, Item 7 - Recent Developments - COVID-19.

Resources

Raw Materials and Supplies: Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, almonds, oats, palm oil, peppers, rice, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). These ingredients are generally purchased under supply contracts. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, fuel prices, energy costs, labor disputes, transportation delays, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are cartons, composite cans, corrugated containers, glass, metal cans, metal closures, and plastic. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

For additional discussion of the risks associated with the raw materials used in our operations, see Part I, Item 1A – Risk Factors and Part II, Item 7 - Known Trends and Uncertainties.

Trademarks: We own a number of registered trademarks. While we consider our trademarks to be valuable assets, we do not consider any trademark to be of such material importance that its absence would cause a material disruption of our business.

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
During 2020, due to shelter-in-place and social distancing measures as a result of the COVID-19 pandemic, we saw significant changes in product consumption patterns on our seasonality as consumers stocked their pantries and modified their purchasing habits in response to the pandemic. For additional discussion on product consumption patterns due to the COVID-19 pandemic, see Part II, Item 7 - Recent Developments - COVID-19.
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
Government Regulation
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
Human Capital
People & Talent is one of our four pillars of our enterprise strategy. Investing in people ensures our talent is capable of delivering upon our enterprise strategy. Our human capital initiatives are grounded in our set of values called The TreeHouse Way, which includes: Own It, Commit to Excellence, Be Agile, Speak Up, and Better Together. Aligning to these values enables our people to more effectively collaborate, execute, and take advantage of the growth opportunities for our business. We drive our culture and human capital strategies by embedding these values across the employee management process by operationalizing these values in our hiring practices, performance management processes, and our approach to leadership development and management training. Key areas of focus for the Company include:

Health and Safety: The safety of our employees is our number one priority. Our business could not operate without our team members, and our plant employees are essential to the success of our company. Employee health and safety is vital to achieving our mission, as is the health, safety, and well-being of all our employees and team members. We have enhanced our corporate resources to better support and ensure the safety of our people. We deployed Environmental, Health, Safety, Security, and Risk Management ("EHS&RM") systems, realigned and hired talented EHS&RM Managers and Divisional Directors, and integrated safety into our management operating system to increase accountability and reinforce the commitment to safety as a value. As a result, we saw a 40% reduction in the occupational injury rate ("OIR") from 2019 to 2020 and we continue to see performance improvement year over year in key EHS performance metrics for safety and risk management.
Diversity, Equity, & Inclusion: The diversity of thought, background, and experience of our people has been and will continue to be a key driver of our ongoing success and ability to generate value for all of our stakeholders. We are developing a Diversity, Equity, & Inclusion ("DEI") strategic plan, which will contain four interconnected future work streams to focus on increasing black, indigenous, and people of color ("BIPOC") representation across our salaried workforce. These four work streams include developing enterprise infrastructure, expanding workforce representation, ensuring an equitable workplace, and stakeholder hiring partnerships and collaboration. As of December 31, 2020, 37% and 46% of our hourly and salaried workforce, respectively, were women, and 37% and 15% of our hourly and salaried workforce, respectively, were BIPOC.

COVID-19 Response: Our COVID-19 management plan was built around the need to support all employees in managing their personal and professional challenges. Frequent and transparent communications were the focus at every level of the organization including those on the front lines to those in our corporate offices. To operationalize this commitment, we enacted the following measures:
•We established a dedicated COVID-19 response team, established a communication plan and an internal intranet site with weekly leadership communications to stay connected frequently and transparently with all employees. We partnered with medical professionals to inform our decisions, allocated resources, and established task forces to support and manage our company-wide response.
•For front line employees at our facilities, we added enhanced safety measures, published protocols, implemented social distancing, and added physical barriers to minimize exposure throughout our facilities. Our response included providing face masks to all employees at all locations, temperature screening, the installation of additional hand washing and hand sanitizing stations, and increased the frequency of enhanced cleaning procedures. We also provided incentives for our essential employees, including supplemental pay and additional paid leave.
•We instituted work from home for all office employees, provided additional IT resources, suspended all non-essential business travel, and established a task force to ensure employee safety.
Because of our collective efforts, we have been able to adapt to a rapidly changing environment, maintain our operations safely and meet the needs of our customers and consumers.
As of December 31, 2020, our work force consisted of approximately 10,900 full-time employees, with 9,000 in the United States, 1,800 in Canada, and 100 in Italy. Approximately 2,500 were salaried, and 8,400 were hourly employees. Approximately 2,400 were union, and 8,500 were non-union employees. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Supplemental Disclosure of Information about our Executive Officers

Executive Officer	Age	Title
Steven Oakland	59	Chief Executive Officer and President since March 2018.
William J. Kelley Jr.	56	Executive Vice President and Chief Financial Officer since February 2020.
Thomas E. O'Neill	65	Executive Vice President since July 2011. General Counsel, Chief Administrative Officer and Corporate Secretary since January 2005.
C. Shay Braun	53	Senior Vice President, Chief Operations Officer since January 2019.
Lori G. Roberts	60	Senior Vice President, Human Resources since January 2015. Senior Vice President, Chief Human Resources Officer since January 2019.
Amit R. Philip	43	Senior Vice President, Chief Strategy Officer since September 2019.
Kevin G. Jackson	54	Senior Vice President, Division President, Snacking & Beverages since February 2020. Interim Chief Commercial Officer since January 2021.
Mark A. Fleming	50	Senior Vice President, Division President, Meal Preparation since February 2020.
Triona C. Schmelter	51	Senior Vice President, Chief Transformation Officer since February 2020.
Available Information
We make available, free of charge, through the "Investors" link then "Financials" then "SEC Filings" on our Internet website at www.treehousefoods.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We use our Internet website, through the "Investors" link, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We are not, however, including the information contained on our website, or information that may be accessed through links to our website, as part of, or incorporating such information by reference into, this Form 10-K. Copies of any materials the Company files with the SEC can be obtained free of charge through the SEC’s website at http://www.sec.gov.

Item 1A.    Risk Factors

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.

Business and Operating Risks

Our business, results of operations, and financial condition may be adversely affected by pandemic infectious diseases, particularly the novel coronavirus strain known as COVID-19.

Pandemic infectious diseases, such as the current COVID-19 strain, may adversely impact our business, consolidated results of operations, and financial condition. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. This volatility has impacted and could continue to impact our operations in a variety of ways, including as follows:

•If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively impacted;
•A shutdown of one or multiple of our manufacturing facilities due to government restrictions or illness in connection with COVID-19;
•Decreased demand in the food-away-from-home business (including due to COVID-19) may adversely affect our operations within this channel;
•Volatility in commodity and other input costs could substantially impact our results of operations;
•A fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;
•Supply chain disruptions due to COVID-19 could impair our ability to manufacture or sell our products;
•An increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities including acquisitions and divestitures; and
•It may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

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

These and other impacts of the COVID-19 pandemic could also have the effect of heightening many of the other risk factors included below in this Item 1A. The ultimate impact depends on the severity and duration of the ongoing COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business, results of operations and financial condition.

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

Some customer buying decisions are based on a periodic bidding process in which the successful bidder is reasonably assured of the sale of its selected product to the food retailer, super center, mass merchandiser, or food-away-from-home distributors, until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price point. Either of these outcomes may adversely affect our results of operations. Additionally, competition can impact our ability to pass on increased costs or otherwise increase prices.

As new and evolving distribution channels acquire greater attention with consumers, we will need to evaluate whether our business methods and processes can be utilized or adopted in a manner that permits us to successfully serve these distribution channels. Our inability to offer competitive products to these customer segments could have an adverse impact on our results of operations.

As we are dependent upon a limited number of customers, the loss of a significant customer or consolidation of our customer base could adversely affect our operating results.

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high-volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2020, our ten largest customers accounted for approximately 58.5% of our consolidated net sales, and our largest customer, Walmart Inc. and its affiliates, accounted for approximately 23.9% of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. These customers typically do not enter into written contracts with fixed purchase commitments, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations, and financial condition.

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

If we are unable to attract, hire or retain key employees or a highly skilled and diverse global workforce, it could have an adverse impact on our business, financial condition, and results of operations.

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

We are dependent upon third party suppliers and manufacturers for the manufacturing and packaging of our products. Our operating results may be adversely affected if we do not manage our supply chain effectively.

The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. The inability of any supplier of raw materials or packaging, independent co-packer, or third-party distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable.

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

There is no guarantee that we will be successful in defending ourselves in civil, criminal, or regulatory actions, including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, advertising and claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. In addition, we could incur substantial costs and fees in defending ourselves or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations.

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

As of December 31, 2020, we have $2,178.7 million of goodwill and $615.0 million of other intangible assets. Additionally, we have $1,070.0 million of property, plant, and equipment and $160.7 million of operating lease right-of-use assets as of December 31, 2020.

We perform an annual impairment assessment for goodwill and our indefinite-lived intangible assets, and as necessary, for other long-lived assets. If the results of such assessments were to show that the fair value of these assets were less than the carrying values, we could be required to recognize a charge for impairment of goodwill or long-lived assets, and the amount of the impairment charge could be material. Factors which could result in an impairment include, but are not limited to, (i) reduced demand for our products, (ii) higher commodity prices, (iii) lower prices for our products or increased marketing as a result of increased competition, and (iv) significant disruptions to our operations as a result of both internal and external events.

In 2020, on a discontinued operations basis, we incurred a total of $51.2 million of non-cash impairment charges for the expected disposal loss on the RTE Cereal transaction. This impairment and any future impairments on goodwill or long-lived assets could adversely impact our future financial position and results of operations.

Multiemployer pension plans could adversely affect our business.

We participate in various multiemployer pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution ("withdrawal liability") to the plan, and we would have to reflect that as an expense in our results of operations. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability.

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

Market and Other External Risks

Increases in input costs, such as ingredients, packaging materials, and fuel costs, could adversely affect earnings.

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation shortages and interruptions, natural disasters, sustainability issues or other catastrophic events. While individual input cost changes varied throughout the year, with certain costs increasing and others decreasing, input costs were in the aggregate unfavorable in 2020 compared to 2019. We expect the volatile nature of these costs to continue with an overall long-term upward trend.

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

As of December 31, 2020, we had $2,233.0 million of outstanding indebtedness, including a $453.4 million term loan ("Term Loan A") maturing on January 31, 2025, a $672.6 million term loan ("Term Loan A-1" and, together with Term Loan A, the "Term Loans") maturing on February 1, 2023, $602.9 million of 6.0% notes due February 15, 2024 (the "2024 Notes"), $500.0 million of 4.0% notes due September 1, 2028 (the "2028 Notes"), and $4.1 million of finance lease obligations. The Revolving Credit Facility (as defined in Note 12) and the Term Loans are known collectively as the "Credit Agreement." The degree to which we are leveraged could have adverse consequences to us, limiting management's choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. In addition, we and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the risks described herein would increase.

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

A breach of the covenants or restrictions under the agreements governing our indebtedness could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross default provision applies. In addition, an event of default under the Credit Agreement may permit our lenders to terminate all commitments to extend further credit under those facilities. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.

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

As of December 31, 2020, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $1,126.0 million, based on the outstanding debt balance of our Credit Agreement. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could materially reduce our profitability and cash flows. Certain of our variable rate debt currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in a change in the cost of our variable rate debt. As of December 31, 2020, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Each one percentage point change in LIBOR rates would result in an approximate $2.5 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the $875.0 million in interest rate swap agreements that were effective in 2020.

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

The Company is exposed to fluctuations in foreign currency exchange rates. The Company’s foreign subsidiaries purchase and sell various inputs that are based in U.S. dollars; accordingly, the profitability of the foreign subsidiaries are subject to foreign currency transaction gains and losses that affect earnings. We manage the impact of foreign currency fluctuations related to raw material purchases and sales of finished foods using foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiaries, which includes Canadian dollar denominated intercompany notes. We translate the Canadian and Italian assets, liabilities, revenues and expenses into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency denominated earnings due to fluctuations in the values of the Canadian dollar and Euro, which may negatively impact the Company’s results of operations and financial position.

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

Strategic Risks

Our operations are subject to the general risks associated with acquisitions and divestitures.

We have made several acquisitions and divestitures in recent years that align with our strategic initiative of delivering long-term value to shareholders including our recent pasta acquisition from Riviana Foods completed on December 11, 2020. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumptions of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation. In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations. The success of our recent pasta acquisition from Riviana Foods will depend, in part, upon our ability to realize the anticipated growth opportunities and cost synergies through the successful integration of the business with our existing business.

We may not realize some or all of the anticipated benefits of our restructuring plans in the anticipated time frame or at all.

We depend on our ability to evolve and grow, and as changes in our business environments occur, we may adjust our business plans by introducing new restructuring programs, from time to time, to meet these changes, such as TreeHouse 2020, a long-term growth and margin improvement strategy involving plants and distribution locations, and Structure to Win, a sales, general, and administrative expenses improvement and alignment program. During 2020, the Company incurred approximately $73.2 million in restructuring program costs. See Note 3 of the Consolidated Financial Statements for additional information. Restructuring programs often require a substantial amount of management and operational resources, which may divert the Company’s attention from existing core businesses, potentially disrupting our operations and adversely affecting our relationships with suppliers and customers. In addition, events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits on our expected timetable or at all, and there can be no assurance that any benefits we realize from these restructuring efforts will be sufficient to offset the restructuring charges and other costs that we expect to incur.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin. We also maintain a network of owned and leased distribution facilities. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. See Note 3 to the Consolidated Financial Statements for information regarding restructuring programs including facility closures. The following chart lists the location and principal products produced (by segment) at our production facilities as of December 31, 2020:

Meal Preparation:
Tolleson, Arizona (Dry pasta)	Atlanta, Georgia (Dressings, sauces, and dips)	Forest Park, Georgia (Refrigerated dough)	Chicago, Illinois (Refrigerated foodservice pickles)
Dixon, Illinois (Aseptic cheese sauces, puddings, and gravies)	Pecatonica, Illinois (Non-dairy powdered creamer)	Cedar Rapids, Iowa (Hot cereal)	New Hampton, Iowa (Non-dairy powdered creamer)
Fara Gera d'Adda, Bergamo, Italy* (Dry pasta)	Verolanuova, Brescia, Italy (Dry pasta)	Buckner, Kentucky (Syrups, mayonnaise, preserves, jams, barbeque, and other sauces)	Wayland, Michigan (Non-dairy powdered creamer)
Excelsior Springs, Missouri (Dry pasta)	St. Louis, Missouri (Dry pasta)	Medina, New York (1) (Dry dinners and dry soup)	Faison, North Carolina (Pickles, peppers, relish, and sauces)
Winona, Ontario, Canada (Jams, pie fillings, and specialty sauces)	North East, Pennsylvania (Salad dressings and mayonnaise)	Columbia, South Carolina (Dry pasta)	Carrollton, Texas (Refrigerated dough)
Dallas, Texas* (Single serve hot beverages)	San Antonio, Texas (Mexican sauces)	Green Bay, Wisconsin (Pickles, peppers, relish, and sauces)	Kenosha, Wisconsin (Macaroni and cheese and skillet dinners)
Manawa, Wisconsin (1) (Single serve hot beverages and hot cereals)

Snacking & Beverages:
Delta, British Columbia, Canada* (Specialty tea)	Brantford, Ontario, Canada (Frozen griddle)	Georgetown, Ontario, Canada (Crackers)	Kitchener, Ontario, Canada (Crackers)
Richmond Hill, Ontario, Canada* (Broth)	South Beloit, Illinois (Cookies)	Princeton, Kentucky (Crackers)	Cambridge, Maryland* (Broth and ready-to-drink beverages)
Lakeville, Minnesota (Bars)	Medina, New York (1) (Beverages and beverage enhancers)	Tonawanda, New York (Cookies)	Hanover, Pennsylvania (Pretzels)
Lancaster, Pennsylvania (Pretzels)	Womelsdorf, Pennsylvania (Candy)	Ogden, Utah* (In-store bakery and frozen griddle)	Manawa, Wisconsin (1) (Powdered drinks)
Milwaukee, Wisconsin (Pita chips)

*The Company leases these facilities.
(1)Production facility crosses multiple segments; principal products produced for each segment included within the above table.

As of December 31, 2020, the Company also owns facilities in Sparks, Nevada and Lancaster, Ohio related to its Ready-to-eat ("RTE") Cereal business. These facilities were classified as discontinued operations; therefore, they are excluded from the table above.

Item 3.    Legal Proceedings

Information regarding legal proceedings is available in Note 19 to the Consolidated Financial Statements in this report.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "THS."
On January 29, 2021, there were 1,984 shareholders of record of our common stock.
We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our board of directors ("Board of Directors").
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization. Any shares repurchased will be held as treasury stock.
The following table presents the total number of shares of common stock purchased during the fourth quarter of 2020, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may not yet be Purchased under the Program
	(In millions)
October 1 through October 31, 2020	$—	—	—	$316.7
November 1 through November 30, 2020	38.64	0.6	0.6	291.7
December 1 through December 31, 2020	—	—	—	291.7
For the Quarter Ended December 31, 2020	$38.64	0.6	0.6	$291.7
For the quarter ended December 31, 2020, the Company repurchased approximately 0.6 million shares of common stock for a total of $25.0 million.
Performance Graph
The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2015 through December 31, 2020. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P MidCap 400 Index, the S&P Food & Beverage Select Index, and the Peer Group.
The Peer Group includes the following companies: General Mills, Inc.; Kellogg Co.; Conagra Brands, Inc.; Post Holdings, Inc.; Snyder's-Lance Inc. (included through March 26, 2018 when it was acquired by the Campbell Soup Co); Campbell Soup Co.; McCormick & Co., Inc.; Pinnacle Foods, Inc. (included through October 25, 2018 when it was acquired by Conagra Brands, Inc.); JM Smucker Co.; Primo Water Corporation (formerly Cott Corp.); Lancaster Colony Corp.; Flowers Foods, Inc.; The Hain Celestial Group, Inc.; J&J Snack Foods Corp.; B&G Foods, Inc.; Farmer Bros. Co.; and Dean Foods. Going forward, the Peer Group will be removed from this performance graph and will be replaced by the S&P Food & Beverage Select Index to provide a broader representation of our industry peers.

The graph assumes an investment of $100 on December 31, 2015 in each of TreeHouse Foods’ common stock, the stocks comprising the S&P MidCap 400 Index, the S&P Food & Beverage Select Index, and the Peer Group.
Comparison of Cumulative Total Return of $100 among TreeHouse Foods, Inc., S&P MidCap 400 Index, S&P Food & Beverage Select Index, and the Peer Group

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
TreeHouse Foods, Inc.
S&P MidCap 400 Index
S&P Food & Beverage Select Index
Peer Group

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
TreeHouse Foods, Inc.	100	$92.01	$63.04	$64.63	$61.81	$54.15
S&P MidCap 400 Index	100	120.74	140.35	124.80	157.49	179.00
S&P Food & Beverage Select Index	100	112.16	125.38	113.84	139.24	166.76
Peer Group	100	112.55	110.86	93.74	122.70	132.37

The performance graph and related table above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the 1933 Act unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

Item 6.    Selected Financial Data
The following table provides selected financial data as of and for each of the five years in the period ended December 31, 2020. The selected financial data should be read in conjunction with Item 7, and our Consolidated Financial Statements and related Notes.

On April 1, 2019, the Company changed its method of valuing its Pickle inventory in its Meal Preparation segment from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. After adopting the change, all of the Company's inventory is now valued using the FIFO method. The FIFO method has been applied retrospectively and is reflected in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, 2018, and 2017 and Consolidated Balance Sheets for the years ended December 31, 2020, 2019, and 2018. Additional periods in the table below were not recast for the change in inventory method because such information is not available without unreasonable effort or expense.

Beginning in the third quarter of 2019, the Company determined that both its Snacks division (through the date of sale) and its RTE Cereal business met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations. The results of these businesses have been reflected as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, 2018, and 2017. The assets and liabilities of these businesses have been reflected in assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2020, 2019, and 2018. Additional periods in the table below were not recast for discontinued operations because such information is not available without unreasonable effort or expense. Refer to Note 7 to the Consolidated Financial Statements for additional information regarding discontinued operations.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions, except per share data)
Operating data:
Net sales	$4,349.7	$4,288.9	$4,587.8	$4,852.6	$6,175.1
Operating income (loss)	149.1	(16.1)	83.4	79.2	(95.5)
Net income (loss) from continuing operations	49.2	(110.3)	(46.2)	111.3	—
Net loss from discontinued operations	(35.4)	(250.7)	(18.2)	(390.8)	—
Net income (loss)	13.8	(361.0)	(64.4)	(279.5)	(228.6)
Earnings (loss) per basic share from continuing operations	$0.87	$(1.96)	$(0.83)	$1.95	$—
Earnings (loss) per basic share	$0.24	$(6.42)	$(1.15)	$(4.89)	$(4.10)
Earnings (loss) per diluted share from continuing operations	$0.87	$(1.96)	$(0.83)	$1.93	$—
Earnings (loss) per diluted share	$0.24	$(6.42)	$(1.15)	$(4.85)	$(4.10)
Weighted average shares -- basic	56.5	56.2	56.0	57.1	55.7
Weighted average shares -- diluted	56.7	56.2	56.0	57.6	55.7
Other data:
Balance sheet data (at end of period):
Total assets	$5,485.7	$5,139.4	$5,629.3	$5,779.3	$6,545.8
Long-term debt, excluding current portion	2,199.0	2,091.7	2,297.4	2,535.7	2,724.8
Other long-term liabilities	128.2	143.4	168.2	202.1	202.3
Total stockholders’ equity	1,865.0	1,830.9	2,160.0	2,263.3	2,503.3
Cash flow data:
Net cash provided by operating activities	$416.7	$307.7	$505.8	$506.0	$478.6
Capital expenditures	105.7	146.8	177.4	161.6	187.0

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We manage and report our operating results through two divisions, which are our reportable segments: Meal Preparation and Snacking & Beverages.
The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the years ended December 31, 2020, 2019, and 2018. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Pasta Acquisition

On December 11, 2020, the Company completed the acquisition of the majority of the U.S. branded pasta portfolio as well as a manufacturing facility in St. Louis, Missouri of Riviana Foods, a subsidiary of Ebro Foods for a purchase price of approximately $239.2 million in cash, subject to customary purchase price adjustments. Ebro Foods is a Spanish-based multinational food group operating primarily in the pasta and rice sectors. The acquisition includes the following regional brands: Skinner, No Yolks, American Beauty, Creamette, San Giorgio, Prince, Light ‘n Fluffy, Mrs. Weiss’, Wacky Mac, P&R Procino-Rossi, and New Mill. The acquisition is expected to strengthen the Company's portfolio and expand its scale to better serve its national and regional customers. The transaction was funded from the Company’s existing cash resources. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Debt Refinancing

On September 9, 2020, the Company completed its public offering the 2028 Notes. The Company used the net proceeds of $491.7 million (after deducting the underwriting discount and offering expenses) from the offering of the 2028 Notes to fund the redemption of all of the $375.9 million outstanding principal amount of the previously issued 2022 Notes, to pay transaction-related fees and expenses of the 2022 Notes redemption, and for general corporate purposes. Refer to Note 12 to our Consolidated Financial Statements for additional information.

COVID-19

In December 2019, COVID-19 was first reported and subsequently characterized by the World Health Organization ("WHO") as a pandemic in March 2020. In an effort to reduce the global transmission of COVID-19, various policies and initiatives have been implemented by governments around the world, including orders to close businesses not deemed "essential", shelter-in-place orders enacted by state and local governments, and the practice of social distancing measures when engaging in essential activities.

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

Consumers have modified their purchasing habits to more food-at-home in response to the pandemic. As a result, we have experienced favorable revenue and earnings impacts within our retail grocery business, which comprises approximately 80% of total net sales. These favorable impacts within our retail grocery channel more than offset the unfavorable impacts due to the prolonged weakness in demand within the food-away-from-home channel. To date, there have not been material disruptions to our supply chain network, including the supply of our ingredients, packaging, or other sourced materials, though it is possible that more significant disruptions could occur if the duration and severity of COVID-19 continues to increase within North America or Italy. However, there have been production limitations as a result of a tighter labor market, and the COVID-19 environment has caused freight rates to increase during 2020 compared to 2019 due to tighter capacity and stronger demand in the trucking market with the higher shipping volume of products and groceries at-home. These trends have affected our ability to service certain categories.

With the vaccination programs just now beginning, we expect the consumption trends to continue to favor retail grocery as people continue to stay at home. As the vaccination rollout comes to an end, we believe consumers could shift to their historical consumption patterns.

Change in Segments

On January 1, 2020, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. As a result, the Company reorganized from a three segment structure previously organized by product category (Baked Goods, Beverages, and Meal Solutions) to a two segment structure organized by market dynamics (Snacking & Beverages and Meal Preparation). All prior period information has been recast to reflect this change in reportable segments. Refer to Note 21 to our Consolidated Financial Statements for additional information.

Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2020		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$4,349.7	100.0%	$4,288.9	100.0%	$4,587.8	100.0%
Cost of sales	3,547.5	81.6	3,492.1	81.4	3,695.6	80.6
Gross profit	802.2	18.4	796.8	18.6	892.2	19.4
Operating expenses:
Selling and distribution	263.0	6.0	256.9	6.0	328.5	7.2
General and administrative	248.3	5.7	253.2	5.9	264.4	5.7
Amortization expense	70.7	1.6	74.1	1.8	80.2	1.7
Asset impairment	—	—	129.1	3.0	—	—
Other operating expense, net	71.1	1.6	99.6	2.3	135.7	3.0
Total operating expenses	653.1	14.9	812.9	19.0	808.8	17.6
Operating income (loss)	149.1	3.5	(16.1)	(0.4)	83.4	1.8
Other expense (income):
Interest expense	104.8	2.4	102.4	2.4	105.4	2.4
Loss on extinguishment of debt	1.2	—	—	—	6.6	0.1
(Gain) loss on foreign currency exchange	(1.7)	—	(3.5)	(0.1)	8.6	0.2
Other expense, net	27.7	0.6	40.8	1.0	20.4	0.4
Total other expense	132.0	3.0	139.7	3.3	141.0	3.1
Income (loss) before income taxes	17.1	0.5	(155.8)	(3.7)	(57.6)	(1.3)
Income tax benefit	(32.1)	(0.7)	(45.5)	(1.1)	(11.4)	(0.3)
Net income (loss) from continuing operations	49.2	1.2	(110.3)	(2.6)	(46.2)	(1.0)
Net loss from discontinued operations	(35.4)	(0.8)	(250.7)	(5.8)	(18.2)	(0.4)
Net income (loss)	$13.8	0.4%	$(361.0)	(8.4)%	$(64.4)	(1.4)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Continuing Operations
Net Sales – Consolidated net sales increased 1.4% to $4,349.7 million for the year ended December 31, 2020, compared to $4,288.9 million for the year ended December 31, 2019. The change in net sales from 2019 to 2020 was due to the following:

	Dollars	Percent
	(In millions)
2019 Net sales	$4,288.9
Volume/mix excluding SKU rationalization, divestitures, and acquisitions	115.5	2.7%
Pricing	(0.8)	—
Volume/mix related to divestitures	(59.4)	(1.4)
Acquisition	11.6	0.3
SKU rationalization	(3.4)	(0.1)
Foreign currency	(2.7)	(0.1)
2020 Net sales	$4,349.7	1.4%

Volume/mix related to divestitures		1.4
Acquisition		(0.3)
SKU rationalization		0.1
Foreign currency		0.1
Percent change in organic net sales (1)		2.7%

(1) Organic net sales is a Non-GAAP financial measure. Refer to the definition within the "Non-GAAP Measures" section.

Organic net sales increased 2.7% for the year ended December 31, 2020 driven by:

•Volume/mix excluding SKU rationalization, divestitures, and acquisitions was favorable 2.7% year-over-year primarily due to distribution gains, new items, and increased retail demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses and decreased food-away-from-home demand.
•Pricing was flat during 2020 compared to 2019.

The year-over-year increase in organic net sales was partially offset by the divestiture of the two In-Store Bakery facilities, which was unfavorable 1.4%. The inclusion of the business from the pasta acquisition was favorable by 0.3%. Our efforts to simplify and rationalize low margin SKUs from our product portfolio was unfavorable 0.1% within our Snacking & Beverages segment and foreign exchange was unfavorable 0.1% year-over-year.

Gross Profit  — Gross profit as a percentage of net sales was 18.4% for the year ended December 31, 2020 compared to 18.6% for the year ended December 31, 2019, a decrease of 0.2 percentage points. The decrease is primarily due to incremental costs incurred in response to the COVID-19 pandemic, including increased production shifts, supplemental pay, protective equipment for employees, additional sanitation measures, and higher employee expenses. This was partially offset by higher operational throughput at our network of manufacturing and distribution facilities.
Total Operating Expenses — Total operating expenses as a percentage of net sales was 14.9% for the year ended December 31, 2020 compared to 19.0% for the year ended December 31, 2019, a decrease of 4.1 percentage points. The decrease is primarily attributable to 2019 non-recurring impairment charges of $88.0 million related to long-lived assets in the Cookies and Dry Dinners categories, within the Snacking & Beverages and Meal Preparation segments, respectively, and 2019 the non-recurring impairment charge of $41.1 million related to the sale of the Fridley, Minnesota and Lodi, California In-Store Bakery facilities. Additionally, there were lower restructuring expenses as the Company completed certain restructuring programs.
Total Other Expense — Total other expense decreased by $7.7 million to $132.0 million in 2020 compared to $139.7 million in 2019. The decrease is primarily due to lower non-cash mark-to-market expense from hedging activities, driven by foreign currency contracts, interest rate swaps, and commodity contracts. The decrease was partially offset by unfavorable currency exchange rates between the U.S. and Canadian dollar during the respective periods, a loss on extinguishment of debt, and higher interest expense driven by the realized loss on swap contracts.
Income Taxes - Income tax benefit was recorded at an effective rate of (187.7)% in 2020 compared to 29.2% in 2019. The change in the Company’s effective tax rate year-over-year is primarily due to benefits recognized in 2020 related to the net operating loss carryback provisions of the CARES Act, a change in the amount of valuation allowance recorded against certain deferred tax assets, and the one-time tax benefit recognized in 2019 associated with the repatriation of the U.S. customer based intangibles formerly held by our Canadian subsidiaries.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net loss from discontinued operations decreased $215.3 million in the year ended December 31, 2020 compared to 2019. The decrease is primarily related to a non-recurring impairment charge recognized in 2019 related to long-lived assets in the Snacks division, a greater impairment charge related to the expected loss on disposal of the Ready-to-eat Cereal business recognized in 2019 compared to that recognized in 2020, and a non-recurring loss on the sale of the Snacks division recognized in 2019. Additionally, the Snacks division had a non-recurring operating loss in 2019. Refer to Note 7 of our Consolidated Financial Statements for additional details.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 — Results by Segment

	Year Ended December 31, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,701.4	100.0%	$1,649.4	100.0%
Cost of sales	2,197.7	81.4	1,313.8	79.7
Gross profit	503.7	18.6	335.6	20.3
Freight out and commissions	105.2	3.9	78.4	4.8
Direct selling, general, and administrative	27.9	1.0	22.6	1.3
Direct operating income	$370.6	13.7%	$234.6	14.2%

	Year Ended December 31, 2019
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,680.7	100.0%	$1,608.2	100.0%
Cost of sales	2,162.4	80.7	1,313.2	81.7
Gross profit	518.3	19.3	295.0	18.3
Freight out and commissions	102.6	3.8	79.5	4.9
Direct selling, general, and administrative	34.4	1.3	22.7	1.4
Direct operating income	$381.3	14.2%	$192.8	12.0%

The change in net sales from the year ended December 31, 2019 to year ended December 31, 2020 was due to the following:

	Year Ended December 31,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
2019 Net Sales	$2,680.7		$1,608.2
Volume/mix excluding SKU rationalization, divestitures, and acquisitions	14.5	0.5%	101.0	6.3%
Pricing	(3.2)	(0.1)	3.5	0.2
Volume/mix related to divestitures	—	—	(59.4)	(3.7)
Acquisition	11.6	0.5	—	—
SKU rationalization	—	—	(3.4)	(0.2)
Foreign currency	(2.2)	(0.1)	(0.5)	—
2020 Net sales	$2,701.4	0.8%	$1,649.4	2.6%

Volume/mix related to divestitures		—		3.7
Acquisition		(0.5)		—
SKU rationalization		—		0.2
Foreign currency		0.1		—
Percent change in organic net sales		0.4%		6.5%

Meal Preparation
Net sales in the Meal Preparation segment increased $20.7 million or 0.8% in the year ended December 31, 2020 compared to the year ended December 31, 2019. The change in net sales was due to recent distribution gains and stronger retail demand as a result of the COVID-19 pandemic, which outpaced the impact of carryover distribution losses and decreased food-away-from-home demand. Additionally, the inclusion of the business from the pasta acquisition increased net sales. This was partially offset by unfavorable pricing due to the impact of pricing adjustments and unfavorable foreign currency. Organic net sales in the Meal Preparation segment increased 0.4% year-over-year.
Direct operating income as a percentage of net sales decreased 0.5 percentage points in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease is primarily due to COVID-19 increased operational costs primarily from labor shortages, unfavorable pricing, and higher freight costs due to reduced market capacity and an increase in spot market usage. These declines were partially offset by favorable SG&A as a result of continued discipline and favorable channel mix.
Snacking & Beverages
Net sales in the Snacking & Beverages segment increased $41.2 million or 2.6% in the year ended December 31, 2020 compared to the year ended December 31, 2019. The change in net sales was due to favorable volume/mix mostly from increased retail demand as a result of the COVID-19 pandemic and favorable pricing, which outpaced the impact of carryover distribution losses and lower volume due to the divestiture of the two In-Store Bakery facilities. This was partially offset by efforts to simplify and rationalize low margin SKUs and unfavorable foreign currency. Organic net sales in the Snacking & Beverages segment increased 6.5% year-over-year.
Direct operating income as a percentage of net sales increased 2.2 percentage points in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase primarily resulted from productivity gains associated with higher operational throughput at our network of manufacturing and distribution facilities in response to the increased demand due to COVID-19. The increase was partially offset by higher freight costs due to reduced market capacity and an increase in spot market usage.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Continuing Operations

Net Sales – Consolidated net sales decreased 6.5% to $4,288.9 million for the year ended December 31, 2019, compared to $4,587.8 million for the year ended December 31, 2018. The change in net sales from 2018 to 2019 was due to the following:

	Dollars	Percent
	(In millions)
2018 Net sales	$4,587.8
Volume/mix excluding SKU rationalization	(256.5)	(5.6)%
Pricing	27.5	0.6
SKU rationalization	(60.2)	(1.3)
Divestiture	(4.5)	(0.1)
Foreign currency	(5.2)	(0.1)
2019 Net sales	$4,288.9	(6.5)%

SKU rationalization		1.3
Divestiture		0.1
Foreign currency		0.1
Percent change in organic net sales		(5.0)%

Organic net sales decreased 5.0% for the year ended December 31, 2019 driven by:

•Volume/mix was unfavorable 5.6% year-over-year across both segments primarily due to distribution lost as a result of pricing actions taken in 2018.
•Pricing was favorable 0.6% during 2019 compared to 2018 driven by pricing actions executed in 2019 to cover commodity, freight, and packaging inflation, partially offset by competitive pressure in Single serve hot beverages.

Our efforts to simplify and rationalize low margin SKUs from our product portfolio contributed 1.3% to the overall year-over-year decline in net sales, primarily within our Snacking & Beverages segment. The divestiture of the McCann's business in July 2018 and unfavorable foreign currency exchange each contributed 0.1% to the year-over-year decline in net sales.

Gross Profit  — Gross profit as a percentage of net sales was 18.6% for the year ended December 31, 2019 compared to 19.4% for the year ended December 31, 2018, a decrease of 0.8 percentage points. The decrease is primarily due to lower volumes and the related costs impacts, $11.4 million of expenses related to regulatory compliance with upcoming nutrition label requirements and $4.3 million related to the multiemployer pension plan withdrawal recognized in 2019. This is partially offset by lower expenses associated with our restructuring programs of $4.4 million in 2019 compared to $13.3 million in 2018.

Total Operating Expenses - Total operating expenses as a percentage of net sales was 19.0% for the year ended December 31, 2019 compared to 17.6% for the year ended December 31, 2018, an increase of 1.4 percentage points. The increase is primarily due to non-cash impairment charges of $129.1 million related to the Cookies and Dry Dinners asset groups, within the Snacking & Beverages and Meal Preparation segments, respectively, and two In-Store Bakery facilities in 2019, and $13.4 million of acquisition, integration, divestiture and related gains mostly related to the divestiture of the McCann's business in 2018 compared to $0.6 million expense in 2019. This is partially offset by lower restructuring expenses of $99.3 million in 2019, compared to $149.1 million in 2018, lower freight costs due to increased market capacity and reduced spot market usage, and lower variable incentive compensation.

Total Other Expense - Total other expense decreased by $1.3 million to $139.7 million in 2019 compared to $141.0 million in 2018. The decrease was primarily due to favorable fluctuations in the currency exchange rates between the U.S. and Canadian dollar during the respective periods and lower interest expense. The lower interest expense reflects lower net debt compared to the prior year, partially offset by the year-over-year increase in the LIBOR interest rate. This decrease in total other expense is partially offset by unrealized losses of $47.0 million related to mark-to-market derivative contracts in 2019, compared to unrealized losses of $22.5 million in 2018.

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

Discontinued Operations

Net loss from discontinued operations increased $232.5 million in the year ended December 31, 2019 compared to 2018. The increase is primarily the result of the non-cash pre-tax loss on the divestiture of the Snacks division of $98.4 million and expected disposal loss on the RTE Cereal business recognized as an impairment charge of $74.5 million during the twelve months ended December 31, 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 — Results by Segment

	Year Ended December 31, 2019
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,680.7	100.0%	$1,608.2	100.0%
Cost of sales	2,162.4	80.7	1,313.2	81.7
Gross profit	518.3	19.3	295.0	18.3
Freight out and commissions	102.6	3.8	79.5	4.9
Direct selling, general, and administrative	34.4	1.3	22.7	1.4
Direct operating income	$381.3	14.2%	$192.8	12.0%

	Year Ended December 31, 2018
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,871.6	100.0%	$1,716.2	100.0%
Cost of sales	2,287.6	79.7	1,396.9	81.4
Gross profit	584.0	20.3	319.3	18.6
Freight out and commissions	127.0	4.4	113.3	6.6
Direct selling, general, and administrative	38.1	1.3	25.8	1.5
Direct operating income	$418.9	14.6%	$180.2	10.5%

The change in net sales from the year ended December 31, 2018 to year ended December 31, 2019 was due to the following:

	Year Ended December 31,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
2018 Net Sales	$2,871.6		$1,716.2
SKU rationalization	(15.3)	(0.5)%	(44.9)	(2.6)%
Volume/mix excluding SKU rationalization	(174.6)	(6.1)	(81.9)	(4.8)
Pricing	7.3	0.3	20.2	1.2
Divestiture	(4.5)	(0.2)	—	—
Foreign currency	(3.8)	(0.1)	(1.4)	(0.1)
2019 Net sales	$2,680.7	(6.6)%	$1,608.2	(6.3)%

SKU rationalization		0.5		2.6
Divestiture		0.2		—
Foreign currency		0.1		0.1
Percent change in organic net sales		(5.8)%		(3.6)%
Meal Preparation
Net sales in the Meal Preparation segment decreased $190.9 million or 6.6% in the year ended December 31, 2019 compared to the year ended December 31, 2018 due to unfavorable volume/mix primarily from lost distribution mostly in Pasta, Pickles, Powdered Creamers, and Single serve hot beverages, the continued impact of lower pricing on Single serve hot beverages due to competitive pressure, ongoing efforts to simplify and rationalize low margin SKUs, the divestiture of the McCann's business, and unfavorable foreign currency. These declines were partially offset by pricing actions taken to recover commodity, freight, and packaging inflation.

Direct operating income as a percentage of net sales decreased 0.4 percentage points in the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease is primarily due to lost distribution, the continued impact of lower pricing on Single serve hot beverages due to competitive pressure, and higher operating costs. These declines were partially offset by pricing actions taken in response to commodity, freight, and packaging inflation and lower freight costs due to increased market capacity and reduced spot market usage.
Snacking & Beverages
Net sales in the Snacking & Beverages segment decreased $108.0 million or 6.3% in the year ended December 31, 2019 compared to the year ended December 31, 2018 due to unfavorable volume/mix primarily from lost distribution mostly in Broth, In-Store Bakery, Crackers and Bars, ongoing efforts to simplify and rationalize low margin SKUs, and unfavorable foreign currency. These declines were partially offset by pricing actions taken to recover commodity, freight, and packaging inflation.

Direct operating income as a percentage of net sales increased 1.5 percentage points in the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase is primarily due to lower freight costs as a result of increased market capacity and reduced spot market usage, cost savings due to TreeHouse 2020 and Structure to Win initiatives, pricing actions taken to recover commodity, freight, and packaging inflation, and favorable mix due to the rationalization of low margin business. This was partially offset by lower volume.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $727.1 million was available under the Revolving Credit Facility as of December 31, 2020. See Note 12 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

COVID-19

At this time, COVID-19 has not had a material adverse impact on our operations, and we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. We expect that the provisions included within the CARES Act will help offset incremental cash expenses incurred by the Company as we respond to the COVID-19 pandemic. Under the CARES Act, we deferred the payment of $22.8 million in payroll taxes as of December 31, 2020, which will be paid equally in the fourth quarters of 2021 and 2022. We filed a refund claim from the Internal Revenue Service of $73.5 million related to the net operating loss carryback provisions of the CARES Act for the 2019 federal tax loss and received $71.4 million in the fourth quarter of 2020. We will file an additional $14.1 million refund claim for the 2020 estimated federal tax loss. In addition, we are actively monitoring the collectability of all of our outstanding trade receivables, including those within our food-away-from-home channel, which comprises less than 10% of our revenue. Given the dynamic nature of COVID-19, we will continue to assess our liquidity needs while additionally managing our discretionary spending and investment strategies.

Notice of Partial Redemption of the 2024 Notes

On January 15, 2021 the Company, through Wells Fargo Bank, National Association, as trustee (the "Trustee"), issued a notice of redemption to redeem $200.0 million of its outstanding 6.000% Senior Notes due 2024 (the "2024 Notes"). The redemption of the 2024 Notes is expected to occur on February 16, 2021 (the "Redemption Date"). The 2024 Notes were issued under an indenture dated as of March 2, 2010, by and among the Company, the guarantors signatory thereto and the Trustee, as supplemented and amended (the "Indenture"). The Notes will be redeemed pursuant to Sections 3.01 and 3.02 of the Indenture at a redemption price equal to 101.50% of the aggregate principal amount of the Notes being redeemed (the "Redemption Price"), plus accrued and unpaid interest to, but not including the Redemption Date. The redemption of the 2024 Notes will be funded using the Company's available cash resources, and it is not subject to any conditions. On and after the Redemption Date, the Redemption Price will become due and payable upon each such Note to be redeemed and, unless the Company defaults in making such redemption payment, interest thereon will cease to accrue on and after that date.

The following table is derived from our Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$403.6	$263.9	$472.1
Investing activities of continuing operations	(330.4)	(139.3)	(142.4)
Financing activities of continuing operations	74.0	(206.9)	(311.0)
Cash flows from discontinued operations	11.1	115.0	15.2

Operating Activities From Continuing Operations

Our cash provided by operating activities of continuing operations was $403.6 million in 2020 compared to $263.9 million in 2019, an increase of $139.7 million. The increase is primarily attributable to higher cash earnings and the cash benefits from the CARES Act.

Our cash provided by operating activities of continuing operations was $263.9 million in 2019 compared to $472.1 million in 2018, a decrease of $208.2 million. The decrease is primarily attributable to lower accounts payable and higher incentive compensation payments partially offset by lower receivables due to the higher use of the Receivables Sales Program (refer to Note 5 to the Consolidated Financial statements for additional information). Accounts payable decreased largely due to the settlement of payables retained as part of the divestiture of the Snacks division.

The Company's working capital management emphasis continues to be focused on reducing inventory, driving faster collection of receivables, and extending vendor terms.

Investing Activities From Continuing Operations

Cash used in investing activities of continuing operations was $330.4 million in 2020 compared to $139.3 million in 2019, an increase in cash used of $191.1 million, driven by the pasta and refrigerated dough business acquisitions. This was partially offset by proceeds received from the sale of the In-Store Bakery facilities in 2020 and lower capital expenditures related to non-recurring manufacturing plant expansion projects in 2019 primarily at our Single serve hot beverage Dallas, Texas and Ready-to-drink beverage Cambridge, Maryland locations.

Cash used in investing activities of continuing operations was $139.3 million in 2019 compared to $142.4 million in 2018, a decrease in cash used of $3.1 million, driven by lower capital expenditures in 2019 compared to 2018, partially offset by the proceeds from the sale of the McCann's business in 2018.

Financing Activities From Continuing Operations

Net cash provided by financing activities of continuing operations was $74.0 million in 2020 compared to net cash used of $206.9 million in 2019, an increase in cash provided of $280.9 million. The increase is primarily attributable to early payments made on the Company's term loan during 2019, which did not recur in 2020, and debt refinancing activity during 2020. This debt refinancing resulted in an increase in cash due to the issuance of 2028 Notes which was partially offset by the redemption of the 2022 Notes. The increase in cash provided was partially offset by the common stock repurchases.

Net cash used in financing activities of continuing operations was $206.9 million in 2019 compared to $311.0 million in 2018, a decrease in cash used of $104.1 million. The decrease is primarily attributable to repurchases of the 2022 Notes and 2024 Notes (refer to Note 12) and common stock repurchases, which did not recur in 2019, partially offset by early payments of $200.0 million on the Company's term loans during 2019.

Cash Flows From Discontinued Operations

Our cash provided by discontinued operations was $11.1 million in 2020 compared to $115.0 million in 2019, a decrease in cash provided of $103.9 million. The decrease in cash flow during 2020 compared to 2019 is primarily attributable to non-recurring proceeds from the sale of the Snacks division in 2019 and non-recurring cash flows from operations from the Snacks division in 2019. This was partially offset by higher cash earnings from the RTE Cereal business and lower capital expenditures during 2020.

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

The following table reconciles cash flow provided by operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure):

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cash flow provided by operating activities from continuing operations	$403.6	$263.9	$472.1
Less: Capital expenditures	(105.7)	(146.8)	(177.4)
Free cash flow from continuing operations	$297.9	$117.1	$294.7

Debt Obligations

At December 31, 2020, we had $453.4 million outstanding under Term Loan A, $672.6 million outstanding under Term Loan A-1, $602.9 million of the 2024 Notes outstanding, $500.0 million of the 2028 Notes outstanding, and $4.1 million of finance leases. In addition, at December 31, 2020, there were $22.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn.

Credit Agreement — On December 1, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") which amends, restates, and replaces the Company’s prior credit agreement, dated as of February 1, 2016 (as amended from time to time prior to February 1, 2016, the "Prior Credit Agreement"). As amended, the senior unsecured credit facility includes a revolving credit facility (the "Revolving Credit Facility" or the "Revolver") and two term loans. The Credit Agreement (1) extended the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1, (2) resized the Revolver from $900 million to $750 million, (3) consolidated three term loans into two, (4) tightened pricing, and (5) modified the fee structure on the Revolving Credit Facility to now calculate based on the unused portion of the commitments under the Revolving Credit Facility rather than the total commitments under the Revolving Credit Facility.

On June 11, 2018, the Company entered into Amendment No. 1 (the "Amendment") to the Credit Agreement. Under the Amendment, among other things, (i) the leverage covenant threshold increased through fiscal year 2019, (ii) the Company and the other loan parties secured the obligations with liens on substantially all of their personal property, and (iii) such liens will be released upon the Company’s leverage ratio being less than or equal to 4.00 to 1.00 no earlier than the fiscal quarter ended on December 31, 2019. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment. In connection with this Amendment, $0.6 million in lender fees will be amortized ratably through January 31, 2025 and $1.8 million of fees will be amortized ratably through February 1, 2023.

On August 26, 2019, the Company entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. This Amendment permanently maintains the secured status of the credit facility and the maximum permitted leverage ratio at 4.5x. Absent the Amendment, the Credit Agreement was scheduled to return to unsecured status with a maximum permitted leverage ratio of 4.0x in the fourth quarter of 2019. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the year ended December 31, 2020 was 2.27%. Including the impact of the interest rate swap agreements in effect as of December 31, 2020, the average rate increased to 3.86%.

Revolving Credit Facility — As of December 31, 2020, $727.1 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of December 31, 2020, there were $22.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect domestic subsidiaries: Bay Valley Foods, LLC; Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; TreeHouse Foods Services, LLC; Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc.; American Italian Pasta Company.; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future, which are collectively known as the "Guarantor Subsidiaries." The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0. The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75.0 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

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

2022 Notes — The Company previously issued 2022 Notes. On August 26, 2020, the Company, through the trustee, issued a notice of redemption to redeem all of the $375.9 million outstanding principal of its 2022 Notes at a price of 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date (the "2022 Notes Redemption"). The 2022 Notes Redemption was completed on September 25, 2020. For the year ended December 31, 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs.

2024 Notes — On January 29, 2016, the Company completed an exempt offering under Rule 144A and Regulation S of the Securities Act of the 2024 Notes. The net proceeds from the issuance of the 2024 Notes (approximately $760.7 million after deducting issuance costs, providing an effective interest rate of 6.23%) were used to fund a portion of the purchase price of the Private Brands Business. Interest is payable on February 15 and August 15 of each year. The payments began on August 15, 2016. The 2024 Notes will mature on February 15, 2024.

The Company may redeem some or all of the 2024 Notes upon not less than 30 nor more than 60 days' notice, at the applicable redemption prices described in the Indenture plus accrued and unpaid interest, if any, up to but not including the redemption date. In the event of certain change of control events, as described in the Indenture, the Company may be required to purchase the 2024 Notes from the holders at a purchase price of 101% of the principal amount plus any accrued and unpaid interest.

2028 Notes — On September 9, 2020, the Company completed its public offering of $500 million aggregate principal amount of the 2028 Notes. The 2028 Notes pay interest at the rate of 4.000% per annum and mature on September 1, 2028. Interest is payable on the 2028 Notes on March 1 and September 1 of each year, beginning March 1, 2021.

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

The Company issued the 2024 Notes and 2028 Notes pursuant to a single base Indenture among the Company, the Guarantor Subsidiaries, and the Trustee. The Indenture provides, among other things, that the 2024 Notes and 2028 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2024 Notes and 2028 Notes are fully and unconditionally, as well as joint and severally, guaranteed on a senior unsecured basis by the Guarantor Subsidiaries, in addition to any future domestic subsidiaries that guarantee or become borrowers under its credit facility or guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries.

The Indenture governing the 2024 Notes and 2028 Notes contains customary event of default provisions (including, without limitation, defaults relating to the failure to pay at final maturity or the acceleration of certain other indebtedness). If an event of default occurs and is continuing, the trustee under the Indenture or holders of at least 25% in principal amount of such notes may declare the principal amount and accrued and unpaid interest, if any, on all such notes to be due and payable. The Indenture also contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to: (i) incur additional indebtedness and issue certain preferred shares, (ii) make certain distributions, investments and other restricted payments, (iii) sell certain assets, (iv) agree to restrictions on the ability of restricted subsidiaries to make payments to the Company, (v) create liens, (vi) merge, consolidate or sell substantially all of the Company’s assets (vii) enter into certain transactions with affiliates, and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future, the 2024 Notes or 2028 Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the 2024 Notes or 2028 Notes for so long as the 2024 Notes or 2028 Notes are rated investment grade by the two rating agencies.

We are in compliance with all applicable financial debt covenants as of December 31, 2020.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statements of Operations	Year Ended December 31, 2020
(In millions)
Net sales	$4,092.4
Gross profit	745.7
Net income from continuing operations	30.3
Net loss from discontinued operations	(35.4)
Net loss	(5.1)

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	December 31, 2020
(In millions)
Current assets	$1,201.9
Noncurrent assets	3,754.0
Current liabilities	912.2
Noncurrent liabilities	2,618.1

The following is a description of the transactions between the combined TreeHouse Foods, Inc. and Guarantor Subsidiaries with Non-Guarantor Subsidiaries:

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Year Ended December 31, 2020
(In millions)
Net sales to Non-Guarantor Subsidiaries	$72.3
Purchases from Non-Guarantor Subsidiaries	260.8

TreeHouse Foods, Inc. and Guarantor Subsidiaries
December 31, 2020
(In millions)
Amount due from Non-Guarantor Subsidiaries	$10.6

Known Trends and Uncertainties

The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We believe the overall food and beverage industry is facing significant inflation across several agricultural commodities, specifically oils (coconut, soybean, and palm), wheat, and oats. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities we expect are required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them. Additionally, the Company expects to incur additional costs related to compliance with laws and regulations in food labeling, such as the Nutrition Labeling and Education Act and Bioengineered Labeling Declaration.

For additional discussion of the known trends and uncertainties associated with the COVID-19 pandemic on our operations, see Part II, Item 7 - Recent Developments - COVID-19.

Contractual Obligations

The following table summarizes the Company’s obligations and commitments to make future payments as of December 31, 2020:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More Than 5 Years
	(In millions)
Debt obligations	$2,228.9	$14.0	$673.6	$1,041.3	$500.0
Debt interest payments (1)	326.5	76.0	142.3	68.2	40.0
Finance lease obligations	4.1	1.6	1.8	0.7	—
Purchase obligations (2)	686.9	596.1	83.4	6.0	1.4
Operating leases	214.2	40.2	62.1	36.5	75.4
Benefit obligations (3)	216.1	21.5	44.1	45.6	104.9
Deferred compensation (4)	14.1	2.2	2.8	0.8	8.3
Unrecognized tax benefit (5)	10.8	5.1	4.2	1.5	—
Total	$3,701.6	$756.7	$1,014.3	$1,200.6	$730.0
(1)Debt interest payments represent estimated future interest payments based on applicable interest rates at December 31, 2020.
(2)Purchase obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are a part of our production process.
(3)Benefit obligations consist of future payments related to pension and postretirement benefits as estimated by an actuarial valuation.
(4)Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.
(5)The unrecognized tax benefit liability recorded by the Company was $10.8 million at December 31, 2020. The timing of cash settlement, if any, cannot be reasonably estimated. The Company’s gross unrecognized tax benefit included in the tabular reconciliation (see Note 11 to our Consolidated Financial Statements for additional information) was $10.7 million.

In addition to the commitments set forth in the above table, as of December 31, 2020, the Company had $22.9 million in letters of credit, the majority of which related to the Company’s workers’ compensation program.

Off-Balance Sheet Arrangements

The Company does not have any obligations that meet the definition of an off-balance sheet arrangement, other than letters of credit, which have or are reasonably likely to have a material effect on the Consolidated Financial Statements.

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims, and other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits.

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

Trade Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. This allowance is based on a combination of historical average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. This allowance was $39.6 million and $37.9 million at December 31, 2020 and 2019, respectively.

Property, Plant, and Equipment and Other Finite Lived Assets — We evaluate property, plant, and equipment, operating lease right-of-use assets, and finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable (a "triggering event"). Indicators of impairment include deteriorations in operating cash flows, the anticipated sale or disposal of an asset group, and other significant changes in business conditions.

Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets were based on expected future cash flows using Level 3 inputs under ASC 820. We can provide no assurance regarding the prospect of additional impairment charges in future periods.

Goodwill and Indefinite Lived Intangible Assets — Goodwill and indefinite lived intangible assets totaled $2,201.1 million as of December 31, 2020, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks, and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized.

The Company has three reporting units within its two reportable and operating segments.

The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2020. Our assessment did not result in an impairment. Our analysis employed the use of an income approach, corroborated by the market approach. The Company believes the income approach is the most reliable indicator of the fair value of the reporting units. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. The income approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our estimates using the best information available at the time. Discount rates selected for each reporting unit approximated the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The Company's three reporting units all have fair values that the Company considers to be substantially in excess of their carrying values (between 68% and 122%). Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which consist of trademarks totaling $22.4 million as of December 31, 2020, using the relief from royalty method. Significant assumptions include the royalty rates, growth, margins, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. The fair value of one of our trademarks with a book value of $16.4 million as of December 31, 2020 exceeds its book value by 12%. Based on our plans for this product line, we do not anticipate impairment of this trademark in the foreseeable future. However, if our revenue and profit expectations are not met or certain factors outside of our control, such as discount rates, change then this trademark could become impaired. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Purchase Price Allocation — We record acquisitions using the purchase method of accounting. All of the assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the Goodwill and Indefinite Lived Intangible Assets critical accounting policies section.

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

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP requires that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate will likely change frequently. We used a discount rate to determine our estimated future benefit obligations of 2.50% at December 31, 2020. If the discount rate were one percent higher, the pension plan liability would have been approximately 10.8%, or $38.0 million, lower as of December 31, 2020. If the discount rate were one percent lower, the pension plan liability would have been approximately 13.2%, or $46.4 million, higher as of December 31, 2020.

See Note 17 to our Consolidated Financial Statements for more information regarding our employee pension and retirement benefit plans.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements.

Non-GAAP Measures
We have included in this report measures of financial performance that are not defined by GAAP ("Non-GAAP”). A non-GAAP financial measure is a numerical measure of financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Company’s Consolidated Financial Statements. We believe these measures provide useful information to the users of the financial statements as we also have included these measures in other communications and publications.
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
Organic Net Sales

Organic net sales is defined as net sales excluding the impacts of SKU rationalization, net sales associated with the pasta acquisition from Riviana Foods, foreign currency, and the net sales associated with the divestiture of the In-Store Bakery facilities, which closed on April 17, 2020. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management.

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per diluted share from continuing operations ("adjusted diluted EPS") reflects adjustments to GAAP earnings (loss) per diluted share from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, restructuring programs, impairment of assets, the impact of the COVID-19 pandemic, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Consolidated Statements of Operations, is as follows:

		Year Ended December 31,
		2020	2019	2018
		(unaudited)
Diluted earnings (loss) per share from continuing operations (GAAP)		$0.87	$(1.96)	$(0.83)
Restructuring programs & other	(1)	1.28	1.88	2.95
Mark-to-market adjustments	(2)	0.53	0.83	0.40
COVID-19	(3)	0.41	—	—
Acquisition, integration, divestiture, and related costs	(4)	0.18	0.01	(0.24)
Litigation matter	(5)	0.16	0.44	—
Tax indemnification	(6)	0.09	0.02	(0.04)
Debt amendment and repurchase activity	(7)	0.02	—	0.12
Change in regulatory requirements	(8)	0.02	0.26	—
Executive management transition	(9)	0.01	0.05	0.23
Impairment	(10)	—	2.28	—
Multiemployer pension plan withdrawal	(11)	—	0.08	—
Foreign currency (gain) loss on re-measurement of intercompany notes	(12)	(0.01)	(0.09)	0.11
Taxes on adjusting items		(0.83)	(1.42)	(0.75)
Dilutive impact of shares [1]		—	0.01	0.02
Adjusted diluted EPS from continuing operations (Non-GAAP)		$2.73	$2.39	$1.97
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

During the years ended December 31, 2020, 2019, and 2018, the Company entered into transactions that affected the year-over-year comparison of its financial results that included the following:

(1) The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. During 2020, the Company incurred approximately $73.2 million in restructuring program costs versus $105.4 million in 2019 and $166.7 million in 2018. Refer to Note 3 of the Consolidated Financial Statements for additional information. Additionally, the Company recognized other items affecting comparability including recovery of insurance proceeds related to product recalls and related costs. During 2020, the Company recorded a $(0.4) million product recall reimbursement versus a $0.3 million expense in 2019.

(2) The Company’s derivative contracts are marked-to-market each period with the unrealized changes in fair value being recognized in the Consolidated Statements of Operations. These are non-cash charges. As the contracts are settled, realized gains and losses are recognized. The mark-to-market impacts only are treated as Non-GAAP adjustments. Refer to Note 20 to our Consolidated Financial Statements for additional details.

(3) During 2020, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures. These costs were approximately $53.7 million for the year ended December 31, 2020. These costs were partially offset by an income tax benefit with interest income due to the enactment of the CARES Act of approximately $30.5 million for the year ended December 31, 2020.

(4) Acquisition, integration, divestiture, and related costs represents costs associated with completed and potential divestitures, completed and potential acquisitions, the related integration of the acquisitions, and gains or losses on the divestiture of a business. Refer to Note 7 to our Consolidated Financial Statements for additional details.

(5) During 2020, the Company recognized a $9.0 million accrual related to a litigation matter challenging wage and hour practices at three former manufacturing facilities in California. Refer to Note 19 to our Consolidated Financial Statements for additional details. During 2019, the Company recognized a $25.0 million accrual for a litigation matter related to allegations of certain purported label misrepresentations as to the nature of its Grove Square coffee products. This matter was settled on April 21, 2020.

(6) Tax indemnification represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(7) During 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs. During 2018, the Company amended its Credit Agreement, resulting in third party costs to complete the transaction. The Company also completed the repurchase of certain of its outstanding debt in 2018. This repurchase activity and write-off of a portion of deferred financing costs resulted in a loss on extinguishment of debt. Refer to Note 12 to our Consolidated Financial Statements for additional details.

(8) During 2020 and 2019, the Company incurred regulatory compliance costs related to upcoming changes in nutrition labeling requirements. These costs included both consulting services and inventory write-downs.

(9) Executive management transition includes costs related to the CFO transitions in 2020 and 2019 and the CEO transition in 2018. The CFO transition costs primarily relate to severance. The CEO transition costs primarily relate to accelerated stock-based compensation and modification accounting. Refer to Note 15 to our Consolidated Financial Statements for additional details

(10) During 2019, the Company incurred $129.1 million of non-cash impairment charges related to the Cookies and Dry Dinners asset groups and to the expected disposal loss related to two In-Store Bakery facilities. The impairment charges related to the Cookies and Dry Dinners asset groups is comprised of non-cash impairment charges of $45.2 million of finite lived intangible asset impairment losses and $42.8 million of property, plant, and equipment impairment losses. The impairment related to the expected disposal loss on the In-Store Bakery facilities is $41.1 million. Refer to Note 7, Note 8, and Note 9 to our Consolidated Financial Statements for additional details.

(11) During 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund. The Company settled the withdrawal in the fourth quarter of 2019 for $4.3 million.

(12) The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains and losses to re-measure the loans at the respective period ends. These charges are non-cash and the loans are eliminated in consolidation.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying non-GAAP adjustments.
Adjusted Net Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted Net Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations, and Adjusted EBITDA Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability
Adjusted net income from continuing operations represents GAAP net income (loss) as reported in the Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.
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
The following table reconciles the Company’s net income (loss) from continuing operations as presented in the Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, and Adjusted EBITDA from continuing operations for the years ended December 31, 2020, 2019, and 2018:

		Year Ended December 31,
		2020	2019	2018
		(unaudited in millions)
Net (loss) income from continuing operations (GAAP)		$49.2	$(110.3)	$(46.2)
Restructuring programs & other	(1)	72.8	105.7	166.7
Mark-to-market adjustments	(2)	29.9	47.0	22.5
COVID-19	(3)	23.2	—	—
Acquisition, integration, divestiture, and related costs	(4)	10.4	0.6	(13.5)
Litigation matter	(5)	9.0	25.0	—
Tax indemnification	(6)	5.1	1.6	(2.0)
Debt amendment and repurchase activity	(7)	1.2	—	6.8
Change in regulatory requirements	(8)	1.0	14.7	—
Executive management transition	(9)	0.3	2.9	13.0
Impairment	(10)	—	129.1	—
Multiemployer pension plan withdrawal	(11)	—	4.3	—
Foreign currency (gain) loss on re-measurement of intercompany notes	(12)	(0.4)	(5.0)	6.2
Less: Taxes on adjusting items		(47.1)	(80.5)	(42.0)
Adjusted net income from continuing operations (Non-GAAP)		154.6	135.1	111.5
Interest expense		104.8	102.4	105.4
Interest income (excluding COVID-19 interest income)		(4.1)	(4.8)	(3.8)
Income taxes (excluding COVID-19 tax benefit)		(2.3)	(45.5)	(11.4)
Add: Taxes on adjusting items		47.1	80.5	42.0
Adjusted EBIT from continuing operations (Non-GAAP)		300.1	267.7	243.7
Depreciation and amortization	(13)	203.0	206.8	209.1
Adjusted EBITDA from continuing operations (Non-GAAP)		$503.1	$474.5	$452.8

Adjusted net income margin from continuing operations		3.6%	3.1%	2.4%
Adjusted EBIT margin from continuing operations		6.9%	6.2%	5.3%
Adjusted EBITDA margin from continuing operations		11.6%	11.1%	9.9%

		Location in Consolidated Statements of Operations	Year Ended December 31,
			2020	2019	2018
			(unaudited in millions)
(1)	Restructuring programs & other	Other operating expense, net	$71.1	$99.3	$149.1
		Cost of sales	0.9	4.4	13.3
		General and administrative	0.8	2.0	4.3
(2)	Mark-to-market adjustments	Other expense, net	29.9	47.0	22.5
(3)	COVID-19	Net sales	1.1	—	—
		Cost of sales	49.2	—	—
		Selling and distribution	1.6	—	—
		General and administrative	1.8	—	—
		Other expense, net	(0.7)	—	—
		Income tax benefit	(29.8)	—	—
(4)	Acquisition, integration, divestiture, and related costs	General and administrative	7.8	0.3	(0.1)
		Other operating expense, net	0.4	0.3	(13.4)
		Cost of sales	2.2	—	—
(5)	Litigation matter	General and administrative	9.0	25.0	—
(6)	Tax indemnification	Other expense, net	5.1	1.6	(2.0)
(7)	Debt amendment and repurchase activity	General and administrative	—	—	0.2
		Loss on extinguishment of debt	1.2	—	6.6
(8)	Change in regulatory requirements	Cost of sales	(0.1)	11.4	—
		Selling and distribution	1.0	2.8	—
		General and administrative	0.1	0.5	—
(9)	Executive management transition	General and administrative	0.3	2.9	13.0
(10)	Impairment	Asset impairment	—	129.1	—
(11)	Multiemployer pension plan withdrawal	Cost of sales	—	4.3	—
(12)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(0.4)	(5.0)	6.2
(13)	Depreciation included as an adjusting item	Cost of sales	0.2	2.2	12.1
		General and administrative	—	1.6	4.1

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Fluctuations
Our exposure to market risk for changes in interest rates relates primarily to the amount of interest expense we expect to pay with respect to our Credit Agreement, which is tied to variable market rates including LIBOR and prime interest rates.
As of December 31, 2020, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, the weighted average fixed interest rate base is approximately 2.68% in 2020 and 2.91% from 2021 through 2025. The interest rate swaps mature on February 28, 2025. Based on the weighted average rates, the borrowing cost on the swapped principal and revolver will range from 4.08% to 4.96% during the life of the swap agreement based on the credit spreads under the Amended and Restated Credit Agreement.
We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of December 31, 2020. Based on our outstanding debt balance of $1,126.0 million under the Credit Agreement at December 31, 2020, and excluding the impact of the $875.0 million in interest rate swap agreements, each 1% rise in our interest rate would increase our annual interest expense by approximately $11.3 million ($2.5 million including the $875.0 million in interest rate swap agreements).
Commodity Price Risk
Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the Consolidated Balance Sheets. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio. Based on our analysis, a 10% change in commodity prices would impact the fair value of the portfolio by $50.6 million. We do not utilize financial instruments for trading purposes.
Input Costs
The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing fiscal year 2020 to 2019, price decreases in diesel, natural gas, resin, and linerboard were more than offset by price increases in durum, sugar, corn, casein, cocoa, eggs, and peanut butter. We expect the volatile nature of these costs to continue with an overall long-term upward trend.
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
Fluctuations in Foreign Currencies
The Company is exposed to fluctuations in foreign currency as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of December 31, 2020, the Company had $7.7 million of foreign currency contracts outstanding. At December 31, 2020, a 10% movement in foreign exchange rates would not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Item 8.    Financial Statements and Supplementary Data
The Consolidated Financial Statements for 2020 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 4 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), using the modified retrospective transition method.
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
Valuation of Acquired Intangible Assets - Pasta Acquisition - Refer to Note 7 to the financial statements
Critical Audit Matter Description
On December 11, 2020, the Company completed the acquisition of the majority of the U.S. branded pasta portfolio of Riviana Foods, Inc., a subsidiary of Ebro Foods, S.A. for a purchase price of approximately $239.2 million in cash, subject to customary purchase price adjustments.

This acquisition was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimates of fair value. As a result, the Company recognized $113.0 million of acquired intangible assets, primarily comprised of $68.0 million of customer relationships and $43.0 million of trade names.

We identified the valuation of the acquired customer relationships and trade names as a critical audit matter because of the significant assumptions required to be made by management to determine the fair value for purposes of the preliminary purchase price allocation.

These significant assumptions include the revenue growth rates, discount rates and royalty rate. Due to the complexity of these estimates, the Company engaged a specialist to assist in the valuation of these acquired intangible assets.

Our performance of audit procedures to evaluate these significant assumptions required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the acquired customer relationships and trade names included the following, among others:

•We tested the effectiveness of controls over management’s review of the accounting for the acquired customer relationships and trade names, including the review over the significant assumptions used in the valuations as identified above.
•We performed sensitivity analyses to evaluate changes in the fair value of the intangible assets that would result from changes in the significant assumptions as identified above.
•We compared the revenue growth rates to industry reports, peer company growth rates, and internal communications, as well as the historical financial performance of the acquired business.
•With the assistance of our fair value specialists, we also performed the following:
◦We evaluated the reasonableness of the valuation methodologies used by the Company.
◦We assessed the Company’s estimates by considering information that might be contrary to that used by the Company, specifically publicly available information regarding the significant assumptions used in the valuation models.
◦We evaluated the discount rates, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.
◦We evaluated the royalty rate by testing the source information underlying the determination of the rate and testing the mathematical accuracy of the calculation.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL
February 11, 2021

We have served as the Company's auditor since 2005.

TREEHOUSE FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$364.6	$202.3
Receivables, net of allowance for doubtful accounts of $0.3 and $0.9	308.8	270.6
Inventories	598.6	544.0
Prepaid expenses and other current assets	86.1	44.5
Assets held for sale	—	27.0
Assets of discontinued operations	70.7	131.1
Total current assets	1,428.8	1,219.5
Property, plant, and equipment, net	1,070.0	1,045.2
Operating lease right-of-use assets	160.7	175.3
Goodwill	2,178.7	2,107.3
Intangible assets, net	615.0	554.7
Other assets, net	32.5	37.4
Total assets	$5,485.7	$5,139.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$627.7	$508.4
Accrued expenses	340.6	273.2
Current portion of long-term debt	15.7	15.3
Liabilities of discontinued operations	6.7	16.5
Total current liabilities	990.7	813.4
Long-term debt	2,199.0	2,091.7
Operating lease liabilities	144.5	158.5
Deferred income taxes	158.3	101.5
Other long-term liabilities	128.2	143.4
Total liabilities	3,620.7	3,308.5
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 55.9 and 56.2 shares outstanding, respectively	0.6	0.6
Treasury stock	(108.3)	(83.3)
Additional paid-in capital	2,179.9	2,154.6
Accumulated deficit	(143.2)	(157.0)
Accumulated other comprehensive loss	(64.0)	(84.0)
Total stockholders’ equity	1,865.0	1,830.9
Total liabilities and stockholders’ equity	$5,485.7	$5,139.4

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$4,349.7	$4,288.9	$4,587.8
Cost of sales	3,547.5	3,492.1	3,695.6
Gross profit	802.2	796.8	892.2
Operating expenses:
Selling and distribution	263.0	256.9	328.5
General and administrative	248.3	253.2	264.4
Amortization expense	70.7	74.1	80.2
Asset impairment	—	129.1	—
Other operating expense, net	71.1	99.6	135.7
Total operating expenses	653.1	812.9	808.8
Operating income (loss)	149.1	(16.1)	83.4
Other expense (income):
Interest expense	104.8	102.4	105.4
Loss on extinguishment of debt	1.2	—	6.6
(Gain) loss on foreign currency exchange	(1.7)	(3.5)	8.6
Other expense, net	27.7	40.8	20.4
Total other expense	132.0	139.7	141.0
Income (loss) before income taxes	17.1	(155.8)	(57.6)
Income tax benefit	(32.1)	(45.5)	(11.4)
Net income (loss) from continuing operations	$49.2	$(110.3)	$(46.2)
Net loss from discontinued operations	(35.4)	(250.7)	(18.2)
Net income (loss)	$13.8	$(361.0)	$(64.4)

Earnings (loss) per common share - basic:
Continuing operations	$0.87	$(1.96)	$(0.83)
Discontinued operations	(0.63)	(4.46)	(0.33)
Net earnings (loss) per share basic (1)	$0.24	$(6.42)	$(1.15)

Earnings (loss) per common share - diluted:
Continuing operations	$0.87	$(1.96)	$(0.83)
Discontinued operations	(0.62)	(4.46)	(0.33)
Net earnings (loss) per share diluted (1)	$0.24	$(6.42)	$(1.15)

Weighted average common shares:
Basic	56.5	56.2	56.0
Diluted	56.7	56.2	56.0
(1) The sum of the individual per share amounts may not add due to rounding.

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$13.8	$(361.0)	$(64.4)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12.1	12.3	(34.5)
Pension and postretirement reclassification adjustment	7.9	0.8	—
Adoption of ASU 2018-02 reclassification to retained earnings	—	—	(1.1)
Other comprehensive income (loss)	20.0	13.1	(35.6)

Comprehensive income (loss)	$33.8	$(347.9)	$(100.0)

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Retained			Accumulated
			Additional	Earnings			Other
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Deficit)	Shares	Amount	Loss	Equity
Balance, January 1, 2018	57.2	$0.6	$2,107.0	$267.0	(0.6)	$(28.7)	$(61.5)	$2,284.4
Net loss	—	—	—	(64.4)	—	—	—	(64.4)
Other comprehensive loss	—	—	—	—	—	—	(34.5)	(34.5)
Treasury stock repurchases	—	—	—	—	(1.2)	(54.6)	—	(54.6)
Exercise of stock options and issuance of other stock awards	0.6	—	(3.6)	—	—	—	—	(3.6)
Stock-based compensation	—	—	32.4	—	—	—	—	32.4
Cumulative effect of accounting change	—	—	—	1.4	—	—	(1.1)	0.3
Balance, December 31, 2018	57.8	$0.6	$2,135.8	$204.0	(1.8)	$(83.3)	$(97.1)	$2,160.0
Net loss	—	—	—	(361.0)	—	—	—	(361.0)
Other comprehensive income	—	—	—	—	—	—	13.1	13.1
Exercise of stock options and issuance of other stock awards	0.2	—	(5.0)	—	—	—	—	(5.0)
Stock-based compensation	—	—	23.8	—	—	—	—	23.8
Balance, December 31, 2019	58.0	$0.6	$2,154.6	$(157.0)	(1.8)	$(83.3)	$(84.0)	$1,830.9
Net income	—	—	—	13.8	—	—	—	13.8
Other comprehensive income	—	—	—	—	—	—	20.0	20.0
Treasury stock repurchases	—	—	—	—	(0.6)	(25.0)	—	(25.0)
Exercise of stock options and issuance of other stock awards	0.3	—	(1.1)	—	—	—	—	(1.1)
Stock-based compensation	—	—	26.4	—	—	—	—	26.4
Balance, December 31, 2020	58.3	$0.6	$2,179.9	$(143.2)	(2.4)	$(108.3)	$(64.0)	$1,865.0

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$13.8	$(361.0)	$(64.4)
Net loss from discontinued operations	(35.4)	(250.7)	(18.2)
Net income (loss) from continuing operations	49.2	(110.3)	(46.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	203.2	210.6	225.2
Asset impairment	—	129.1	—
Stock-based compensation	26.1	22.6	30.7
Loss (gain) on divestitures	0.3	—	(14.3)
Unrealized loss on derivative contracts	29.9	47.0	22.5
Deferred income taxes	63.4	(63.3)	(16.8)
Other, net	7.1	(0.5)	25.2
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Receivables	(36.2)	80.6	(29.1)
Inventories	(30.8)	65.5	50.6
Prepaid expenses and other assets	(33.1)	7.1	32.5
Accounts payable	108.3	(80.9)	106.1
Accrued expenses and other liabilities	16.2	(43.6)	85.7
Net cash provided by operating activities - continuing operations	403.6	263.9	472.1
Net cash provided by operating activities - discontinued operations	13.1	43.8	33.7
Net cash provided by operating activities	416.7	307.7	505.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(90.5)	(122.7)	(155.0)
Additions to intangible assets	(15.2)	(24.1)	(22.4)
Proceeds from sale of fixed assets	5.1	4.8	5.7
Acquisitions	(256.7)	—	—
Proceeds from divestitures	26.9	—	30.8
Other	—	2.7	(1.5)
Net cash used in investing activities - continuing operations	(330.4)	(139.3)	(142.4)
Net cash (used in) provided by investing activities - discontinued operations	(2.0)	71.2	(18.5)
Net cash used in investing activities	(332.4)	(68.1)	(160.9)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	100.0	194.1	108.7
Payments under Revolving Credit Facility	(100.0)	(194.1)	(108.7)
Repurchases of Notes	(375.9)	—	(196.2)
Payments on finance lease obligations	(1.8)	(1.9)	(1.2)
Payment of deferred financing costs	(8.3)	—	(2.4)
Payments on Term Loans	(14.0)	(200.0)	(56.5)
Proceeds from issuance of 2028 Notes	500.0	—	—
Repurchases of common stock	(25.0)	—	(54.6)
Receipts related to stock-based award activities	3.2	0.7	4.7
Payments related to stock-based award activities	(4.2)	(5.7)	(8.4)
Other	—	—	3.6
Net cash provided by (used in) financing activities - continuing operations	74.0	(206.9)	(311.0)

	Year Ended December 31,
	2020	2019	2018

Net cash provided by (used in) financing activities - discontinued operations	—	—	—
Net cash provided by (used in) financing activities	74.0	(206.9)	(311.0)
Effect of exchange rate changes on cash and cash equivalents	4.0	5.3	(2.4)
Net increase in cash and cash equivalents	162.3	38.0	31.5
Cash and cash equivalents, beginning of year	202.3	164.3	132.8
Cash and cash equivalents, end of year	$364.6	$202.3	$164.3

Supplemental cash flow disclosures:
Interest paid	$84.3	$110.2	$118.2
Net income taxes refunded	(61.7)	(7.3)	(7.0)

Non-cash investing activities:
Accrued purchase of property and equipment	$36.5	$28.8	$19.8
Accrued other intangible assets	3.8	3.2	6.1
Right-of-use assets and operating lease obligations recognized at ASU 2016-02 transition	—	252.5	—
Right-of-use assets and operating lease obligations recognized after ASU 2016-02 transition	24.4	13.1	—
See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2020, 2019, and 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its 100% owned direct and indirect subsidiaries (the "Company," "TreeHouse,” "we," "us," or "our"). All intercompany balances and transactions are eliminated in consolidation.

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

Change in Segments — In the first quarter of 2020, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. All prior period information has been recast to reflect this change in reportable segments. Refer to Note 21 for additional information.

Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to use judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, $92.3 million and $72.7 million, respectively, represents cash and cash equivalents held in foreign jurisdictions, in local currencies.

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

Building improvements are depreciated over the shorter of the estimated useful life of the assets or the remaining useful life.

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

Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment (as of December 31) at the reporting unit level using income and market approaches, employing significant assumptions regarding growth, discount rates, and profitability at each reporting unit. Our estimates under the income approach are determined based on a discounted cash flow model. The market approach uses a market multiple methodology employing earnings before interest, taxes, depreciation, and amortization ("EBITDA") and applies a range of multiples to those amounts in determining the indicated fair value. In determining the multiples used in this approach, we obtain the multiples for selected peer companies using the most recent publicly available information. In determining the indicated fair value of each reporting unit, the Company concludes based on the income approach, and uses the market approach to corroborate, as the Company believes the income approach is the most reliable indicator of the fair value of the reporting units. The resulting value is then compared to the carrying value of each reporting unit to determine if impairment is necessary.

Revenue Recognition — We manufacture and sell food and beverage products to retailers, distributors, food manufacturers, and the food-away-from-home business. Revenue recognition is completed on a point in time basis when product control is transferred to the customer. In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation generally satisfied within one year. No payment terms beyond one year are granted at contract inception.

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

The Company does not have significant deferred revenue or unbilled receivable balances arising from transactions with customers. We do not capitalize contract inception costs, as contracts are one year or less. The Company does not incur significant fulfillment costs requiring capitalization. Shipping and handling costs associated with outbound freight are included within Selling and distribution expenses and are accounted for as a fulfillment cost as incurred, including shipping and handling costs after control over a product has transferred to a customer. Shipping and handling costs recorded as a component of Selling and distribution expense were approximately $153.6 million, $148.3 million, and $199.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, any taxes collected on behalf of government authorities are excluded from net sales.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Income Taxes — The provision for income taxes includes federal, foreign, state, and local income taxes currently payable, and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. We account for uncertain tax positions using a "more-likely-than-not" threshold. A tax benefit from an uncertain tax position is recognized if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position, or the statute of limitations concerning such issues lapses.

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

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in General and administrative expense in our Consolidated Statements of Operations. Expenditures totaled $16.6 million, $18.8 million, and $19.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Advertising Costs —Advertising costs are expensed as incurred and reported in Selling and distribution expense of our Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

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

In March 2020, the SEC amended Rules 3-10 and 3-16 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. The final rule also allows for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations. This rule is effective January 4, 2021 with earlier adoption permitted. The Company early adopted this new rule during the first quarter of 2020. In October 2020, the FASB issued ASU 2020-09, Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762 (Topic 470), to reflect the SEC’s new disclosure rules on guaranteed debt securities offerings adopted by the Company in the first quarter of 2020.

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

3. RESTRUCTURING PROGRAMS
The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. These activities are aggregated into three categories: (1) TreeHouse 2020 – a long-term growth and margin improvement strategy; (2) Structure to Win – an operating expense improvement program; and (3) other restructuring and plant closing costs (collectively the "Restructuring Programs").

The costs by activity for the Restructuring Programs are outlined below:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
TreeHouse 2020	$40.5	$89.5	$118.4
Structure to Win	32.7	15.9	44.1
Other restructuring and plant closing costs	—	—	4.2
Total Restructuring Programs	$73.2	$105.4	$166.7

Expenses associated with these programs are recorded in Cost of sales, General and administrative, and Other operating expense, net in the Consolidated Statements of Operations. The Company does not allocate costs associated with Restructuring Programs to reportable segments when evaluating the performance of its segments. As a result, costs associated with Restructuring Programs are not presented by reportable segment. See Note 21 for additional information.

Below is a summary of costs by line item for the Restructuring Programs:

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cost of sales	$0.9	$4.4	$13.3
General and administrative	1.2	1.7	4.3
Other operating expense, net	71.1	99.3	149.1
Total	$73.2	$105.4	$166.7

The table below presents the exit cost liability activity for the Restructuring Programs as of December 31, 2020:

Severance
(In millions)
Balance as of December 31, 2019	$5.6
Expenses recognized	6.0
Cash payments	(6.7)
Balance as of December 31, 2020	$4.9

Liabilities as of December 31, 2020 associated with total exit cost reserves relate to severance. The severance liability is included in Accrued expenses in the Consolidated Balance Sheets.
(1) TreeHouse 2020
In the third quarter of 2017, the Company announced TreeHouse 2020, a program that was intended to accelerate long-term growth through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance. The Company’s workstreams related to these activities and selling, general, and administrative cost reductions were intended to increase our capacity utilization, expand operating margins, and streamline our plant structure to optimize our supply chain. This program was completed in 2020.
The key information regarding the Company's announced plant closures during the periods presented are as follows:
The Company announced the closure of its Visalia, California Pretzels facility within the Snacking & Beverages segment in 2018, and the closure was completed in the first quarter of 2019. Total costs to close this facility were $22.1 million and are classified within Other operating expense, net in the Consolidated Statements of Operations. Additionally, the Company completed the closure of its Omaha, Nebraska Corporate office during the first quarter of 2019.
Expenses associated with the Company's Dothan, Alabama; Battle Creek, Michigan; and Minneapolis, Minnesota facility closures are classified within Net loss from discontinued operations. Total costs to close these three facilities were $29.7 million. Refer to Note 7 for additional information.
Below is a summary of the overall TreeHouse 2020 program costs by type:

	Year Ended December 31,			Cumulative Costs To Date	Total Expected Costs
	2020	2019	2018
		(In millions)
Asset-related	$0.2	$2.9	$9.2	$45.3	$45.3
Employee-related	4.1	10.8	36.2	60.2	60.2
Other costs	36.2	75.8	73.0	194.3	194.3
Total	$40.5	$89.5	$118.4	$299.8	$299.8

For the years ended December 31, 2020, 2019, and 2018, asset-related primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost, severance, and retention; and other costs primarily consisted of consulting costs. Asset-related costs are included in Cost of sales while employee-related and other costs are primarily included in Other operating expense, net in the Consolidated Statements of Operations.

(2) Structure to Win

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the first quarter of 2018, the Company announced an operating expenses improvement program ("Structure to Win") designed to align our organizational structure with strategic priorities. The program was intended to drive operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean customer-centric go-to-market team, centralized supply chain, and streamlined administrative functions. This program was completed in 2020.

Below is a summary of costs by type associated with the Structure to Win program:

	Year Ended December 31,			Cumulative Costs To Date	Total Expected Costs
	2020	2019	2018
		(In millions)
Asset-related	$—	$1.8	$2.1	$4.0	$4.0
Employee-related	9.4	4.8	21.4	35.5	35.5
Other costs	23.3	9.3	20.6	53.2	53.2
Total	$32.7	$15.9	$44.1	$92.7	$92.7
In the first quarter of 2020, the Company changed how it manages its business, allocates resources, and goes to market, which resulted in modifications to its organizational and segment structure. Transition expenses related to the reorganization, which primarily relate to dedicated employee cost, severance, and consulting are included within Structure to Win. In connection with this reorganization, the Company increased the total expected costs for the Structure to Win program from $60.4 million to $92.7 million during the year ended December 31, 2020.

For the years ended December 31, 2020, 2019, and 2018, asset-related costs primarily consisted of accelerated depreciation, employee-related costs primarily consisted of severance and retention, and other costs primarily consisted of consulting services. Asset-related costs are included in General and administrative expense and the employee-related and other costs are included in Other operating expense, net of the Consolidated Statements of Operations.

The Company reduced its Corporate office space in Oak Brook, Illinois and completed the closure of its St. Louis, Missouri Corporate office during the fourth quarter of 2020 and the second quarter of 2019, respectively.

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

Below is a summary of costs by type associated with the other restructuring and plant closing costs:

Year Ended December 31,
2018
(In millions)
Asset-related	$1.3
Other closure costs	0.3
Total	$1.6

For the year ended December 31, 2018, asset-related costs primarily consisted of inventory dispositions and other closure costs primarily consisted of third-party costs. Asset-related costs are included in Cost of sales and other closure costs are recorded in Other operating expense, net in the Consolidated Statements of Operations. There were no costs associated with other restructuring and plant closing costs for the years ended December 31, 2020 and 2019.

Charges related to other cost reduction activities that are not related to our plant closings above totaled $2.6 million for the year ended December 31, 2018. These charges were primarily the result of a Private Brands plant closure initiated prior to TreeHouse’s acquisition and severance-related costs.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. LEASES

The Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842), using the modified retrospective transition method. Under this transition method, financial results reported in periods prior to 2019 are unchanged.

The Company has operating and finance leases for manufacturing facilities, warehouses and distribution centers, office space, and certain equipment. Remaining lease terms for these leases range from 1 year to 13 years. Some of the Company’s leases include options to extend the leases for up to 28 years, and some include options to terminate the leases within 1 year.

The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term.

Supplemental balance sheet information related to leases was as follows:

		December 31,
	Balance Sheet Classification	2020	2019
		(In millions)
Assets
Operating	Operating lease right-of-use assets	$160.7	$175.3
Finance	Property, plant, and equipment, net	3.9	3.9
Total assets		$164.6	$179.2

Liabilities
Current liabilities
Operating	Accrued expenses	$33.8	$32.0
Finance	Current portion of long-term debt	1.6	1.3
Total current liabilities		35.4	33.3
Noncurrent liabilities
Operating	Operating lease liabilities	144.5	158.5
Finance	Long-term debt	2.5	2.6
Total noncurrent liabilities		147.0	161.1
Total lease liabilities		$182.4	$194.4

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

The weighted-average discount rates for the Company's operating and finance leases are as follows:

	December 31,
Weighted-average discount rate	2020	2019
Operating leases	4.5%	4.7%
Finance leases	3.1%	3.5%

Lease Payments

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The weighted-average remaining lease term of the Company's operating and finance leases are as follows:

	December 31,
Weighted-average remaining lease term	2020	2019
Operating leases	7.4 years	7.9 years
Finance leases	3.2 years	3.2 years

The components of lease expense were as follows:

		Year Ended December 31,
	Statement of Operations Classification	2020	2019
		(In millions)
Operating lease cost	Cost of sales and General and administrative	$42.5	$46.6
Finance lease cost:
Amortization of right-of-use assets	Cost of sales and General and administrative	1.6	1.8
Interest on lease liabilities	Interest expense	0.1	0.1
Total finance lease cost		1.7	1.9
Variable lease cost (1)	Cost of sales and General and administrative	17.4	9.3
Net lease cost		$61.6	$57.8

(1)    Includes short-term leases, which are immaterial.

Rent expense under operating leases was $51.6 million for the year ended December 31, 2018.

As of December 31, 2020, future maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In millions)
2021	$40.2	$1.7
2022	35.3	1.2
2023	26.8	0.7
2024	20.3	0.5
2025	16.2	0.2
Thereafter	75.4	—
Total lease payments	214.2	4.3
Less: Interest	(35.9)	(0.2)
Present value of lease liabilities	$178.3	$4.1

(1)     Operating lease payments include $3.3 million related to options to extend lease terms that are reasonably certain of being exercised.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other information related to leases were as follows:

	Year Ended December 31,
	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40.6	$42.0
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	1.8	1.9

5. RECEIVABLES SALES PROGRAM

In December 2017 and June 2019, the Company entered into agreements to sell certain trade accounts receivable to two unrelated, third-party financial institutions (collectively, the "Receivables Sales Program"). The agreements can be terminated by either party with 60 days' notice. The Company has no retained interest in the receivables sold under the Receivables Sales Program; however, under the agreements the Company does have collection and administrative responsibilities for the sold receivables. Under the Receivables Sales Program, the maximum amount of receivables that may be sold at any time is $300.0 million.

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the amount collected but not yet remitted to the financial institutions:

	December 31,
	2020	2019
	(In millions)
Outstanding accounts receivable sold	$284.3	$243.0
Collections not remitted to financial institutions	202.8	158.3

Receivables sold under the Receivables Sales Program are de-recognized from the Company's Consolidated Balance Sheet at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Consolidated Statements of Cash Flows. The amount collected but not yet remitted to the financial institutions is included in Accounts payable in the Consolidated Balance Sheets.

The loss on sale of receivables was $2.4 million, $4.3 million, and $3.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in Other expense, net in the Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of December 31, 2020 or December 31, 2019, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

6. INVENTORIES

	December 31,
	2020	2019
	(In millions)
Raw materials and supplies	$231.0	$205.5
Finished goods	367.6	338.5
Total inventories	$598.6	$544.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. ACQUISITIONS AND DIVESTITURES

Acquisitions

Pasta Acquisition

On December 11, 2020, the Company completed the acquisition of the majority of the U.S. branded pasta portfolio as well as a manufacturing facility in St. Louis, Missouri of Riviana Foods, Inc. ("Riviana Foods"), a subsidiary of Ebro Foods, S.A. ("Ebro Foods") for a purchase price of approximately $239.2 million in cash, subject to customary purchase price adjustments. Ebro Foods is a Spanish-based multinational food group operating primarily in the pasta and rice sectors. The acquisition includes the following regional brands: Skinner, No Yolks, American Beauty, Creamette, San Giorgio, Prince, Light ‘n Fluffy, Mrs. Weiss’, Wacky Mac, P&R Procino-Rossi, and New Mill. Additionally, the Company and Riviana Foods have a mutual put or call right to acquire or sell, respectively, the equipment utilized in the Riviana Foods Fresno, California facility for $5.0 million by December 31, 2021. The acquisition is expected to strengthen the Company's portfolio and expand its scale to better serve its national and regional customers. The acquisition was funded from the Company’s existing cash resources.

The pasta acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our Consolidated Financial Statements from the date of acquisition in the Meal Preparation segment. Included in the Company’s Consolidated Statements of Operations are the pasta acquisition’s net sales of approximately $11.6 million and loss before income taxes of $(0.9) million from the date of acquisition through December 31, 2020. The Company incurred approximately $6.3 million in acquisition-related costs. These costs are included in General and administrative expense of the Consolidated Statements of Operations.

The following table summarizes the preliminary purchase price allocation of the fair value of net tangible and intangible assets acquired and liabilities assumed:

(In millions)
Inventories	$20.0
Property, plant, and equipment, net	48.2
Customer relationships	68.0
Trade names	43.0
Formulas/recipes	2.3
Goodwill	57.8
Operating lease right-of-use assets	0.1
Assets acquired	239.4
Assumed liabilities	(0.2)
Total purchase price	$239.2

The Company allocated the intangible assets acquired to the Meal Preparation segment which included $68.0 million of customer relationships with an estimated life of 20 years, $43.0 million of trade names with an estimated life of 20 years, and $2.3 million of formulas/recipes with estimated life of 5 years. The aforementioned intangible assets will be amortized over their expected useful lives. The Company increased the cost of acquired inventories by approximately $3.1 million and expensed $2.1 million as a component of Cost of sales during the year ended December 31, 2020. The Company has allocated $57.8 million of goodwill to the Meal Preparation segment. Goodwill arises principally as a result of expansion opportunities of its scale to better serve its regional and national customers and plant operation synergies across its legacy Pasta category. The goodwill resulting from this acquisition is tax deductible. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company’s valuation analysis, including a working capital adjustment, and the option to exercise its right to acquire the $5.0 million equipment utilized in the Fresno, California facility.

The fair values for customer relationships at the acquisition date were determined using the excess earnings method under the income approach. Trade name fair values were determined using the relief from royalty method, while the fair value of formulas/recipes was determined using the cost approach. Real property and personal property fair values were determined using the cost approach. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates, and royalty rates.

The following unaudited pro forma information shows the results of operations for the Company as if its pasta acquisition had been completed as of January 1, 2019. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the amortization of the inventory fair value

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

step-up, acquisition-related costs, and related income taxes. Excluded from the 2020 pro forma results are $6.3 million of acquisition-related costs incurred by the Company in connection with the acquisition as they have been included in the 2019 pro forma results. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Year Ended December 31,
	2020	2019
	(Unaudited, in millions)
Pro forma net sales from continuing operations	$4,550.4	$4,454.1
Pro forma net income (loss) from continuing operations	83.4	(106.3)

Refrigerated Dough Acquisition

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

On August 1, 2019, the Company completed the sale of its Snacks division to Atlas Holdings, LLC. ("Atlas") for $90 million in cash, subject to customary purchase price adjustments. The Company classified the proceeds within Net cash (used in) provided by investing activities - discontinued operations and used the net proceeds of the sale to pay down debt. The Company recognized a non-cash pre-tax loss on the transaction upon closing of $98.4 million, which is recognized as a component of Net loss from discontinued operations in the Consolidated Statements of Operations. For tax purposes, the sale has resulted in a capital loss of $586.2 million. As a result, we have established a deferred tax asset of $149.1 million. A full valuation allowance was recorded against the deferred tax asset as we have not met the accounting requirements for recognition of a benefit at this time. The sale of this business is part of the Company's portfolio optimization strategy. The Snacks division operated three plants located in Robersonville, North Carolina; El Paso, Texas; and Dothan, Alabama. A fourth plant in Minneapolis, Minnesota was not included with the sale and closed during the third quarter of 2019.

The Company entered into a Transition Services Agreement ("TSA") with Atlas, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA terminated August 1, 2020. The income received under the TSA was not material for the years ended December 31, 2020 and 2019 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Consolidated Statements of Operations depending on the functions being supported by the Company.

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

The RTE Cereal business continues to be classified as a discontinued operation as of December 31, 2020. Expected disposal losses of $51.2 million and $74.5 million were recognized as asset impairment charges during the years ended December 31, 2020 and 2019, respectively, within Net loss from discontinued operations. The expected disposal loss for the RTE Cereal business is remeasured each period at the lower of carrying value or estimated fair value less costs to sell and is included in the

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

valuation allowance in the balance sheet. Completion of the sale may be for amounts that could be significantly different from the current fair value estimate. The Company's estimate of fair value will be evaluated and recognized each reporting period until the divestiture is complete.

The Company has reflected the Snacks division (through the date of sale) and RTE Cereal business as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net sales	$220.8	$638.0	$1,226.6
Cost of sales	193.4	619.5	1,167.4
Selling, general, administrative and other operating expenses	17.3	55.2	78.7
Asset impairment	51.2	141.0	—
Loss on sale of business	—	98.4	—
Other operating expense, net	0.8	—	—
Operating loss from discontinued operations	(41.9)	(276.1)	(19.5)
Interest and other expense	3.4	7.7	11.7
Income tax benefit	(9.9)	(33.1)	(13.0)
Net loss from discontinued operations	$(35.4)	$(250.7)	$(18.2)

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of December 31, 2020 and 2019 include the following:

	December 31,
	2020	2019
	(In millions)
Inventories	$33.3	$41.6
Property, plant, and equipment, net	65.9	64.4
Operating lease right-of-use assets	5.1	7.5
Goodwill	53.5	53.5
Intangible assets	38.6	38.6
Valuation allowance	(125.7)	(74.5)
Total assets of discontinued operations	$70.7	$131.1

Accrued expenses and other liabilities	$1.1	$8.3
Operating lease liabilities	5.6	8.2
Total liabilities of discontinued operations	$6.7	$16.5

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On January 10, 2020, the Company entered into a definitive agreement to sell these facilities. On April 17, 2020, the sale of these facilities was completed for $24.0 million, subject to customary purchase price adjustments. The cash proceeds were classified within Net cash used in investing activities - continuing operations. The Company recognized a loss upon divestiture of $0.3 million within Other operating expense, net in the Consolidated Statements of Operations during the year ended December 31, 2020.

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

McCann's Business

On July 16, 2018, the Company completed the divestiture of its McCann's business. The McCann's business produced steel cut Irish oatmeal and was previously reported within the Meal Preparation segment. This divestiture did not meet the criteria to be presented as a discontinued operation. The Company recognized a gain upon divestiture of $14.3 million within Other operating expense, net in the Consolidated Statements of Operations during the year ended December 31, 2018.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2020	2019
	(In millions)
Land	$57.4	$53.7
Buildings and improvements	442.5	401.2
Machinery and equipment	1,355.0	1,230.1
Construction in progress	57.0	73.8
Total	1,911.9	1,758.8
Less accumulated depreciation	(841.9)	(713.6)
Property, plant, and equipment, net	$1,070.0	$1,045.2

Asset Impairment

We evaluate property, plant, and equipment, operating lease right-of-use assets, and finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. Indicators of impairment include deteriorations in operating cash flows, the anticipated sale or disposal of an asset group, and other significant changes in business conditions.

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

Depreciation expense was $132.5 million, $136.5 million, and $145.0 million in 2020, 2019, and 2018, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of the changes in organizational structure completed in the first quarter of 2020, the Company now has the following two reportable segments: Meal Preparation and Snacking & Beverages. See Note 21 for additional information regarding the change in segment structure.

In connection with the change in organizational structure completed in the first quarter of 2020, the Company allocated goodwill and accumulated impairment loss balances as of January 1, 2020 between reporting units using a relative fair value allocation approach. The change was considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2020. The Company performed the impairment test, which did not result in impairment losses.

Changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

	Meal Preparation	Snacking & Beverages	Total
	(In millions)
Balance at January 1, 2019, before accumulated impairment losses	$1,261.6	$890.8	$2,152.4
Accumulated impairment losses	(11.5)	(33.0)	(44.5)
Balance at January 1, 2019	1,250.1	857.8	2,107.9
Reclassification to assets held for sale (1)	—	(5.7)	(5.7)
Foreign currency exchange adjustments	2.9	2.2	5.1
Balance at December 31, 2019	1,253.0	854.3	2,107.3
Acquisitions	68.5	—	68.5
Foreign currency exchange adjustments	1.7	1.2	2.9
Balance at December 31, 2020	$1,323.2	$855.5	$2,178.7

(1) Relates to the reclassification of goodwill allocated to the In-Store Bakery facilities divestiture. Refer to Note 7 for additional information.

The Company performed the annual impairment assessment on goodwill as of December 31, 2020 and 2019, noting no impairment losses.

Approximately $437.2 million of goodwill is deductible for tax purposes.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of December 31, 2020 and 2019 are as follows.

		December 31,
		2020			2019
	Weighted Average Life Remaining (yrs.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets with finite lives:
Customer-related	9.9	$848.5	$(406.4)	$442.1	$778.1	$(355.2)	$422.9
Contractual agreements	—	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	15.0	96.2	(31.7)	64.5	53.0	(27.1)	25.9
Formulas/recipes	6.0	25.3	(22.1)	3.2	22.1	(19.2)	2.9
Computer software	7.0	194.8	(112.0)	82.8	179.0	(98.0)	81.0
Total finite lived intangibles	10.0	1,165.3	(572.7)	592.6	1,032.7	(500.0)	532.7

Intangible assets with indefinite lives:
Trademarks		22.4	—	22.4	22.0	—	22.0
Total intangible assets		$1,187.7	$(572.7)	$615.0	$1,054.7	$(500.0)	$554.7

The Company performed the annual impairment assessment on indefinite-lived intangibles as of December 31, 2020 and 2019, resulting in no impairment losses. The fair value of one of our trademarks with a book value of $16.4 million as of December 31, 2020 exceeds its book value by 12%. Based on our plans for this product line, we do not anticipate impairment of this trademark in the foreseeable future. However, if our revenue and profit expectations are not met or certain factors outside of our control, such as discount rates, change then this trademark could become impaired. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

Asset Impairment

During 2019, the Company recognized $45.2 million of finite lived intangible asset impairment. Refer to Note 8 for additional information.

There were no other impairments related to finite lived intangibles.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

Estimated amortization expense on intangible assets for the next five years is as follows:

(In millions)
2021	$71.1
2022	68.7
2023	65.8
2024	65.3
2025	64.5

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. ACCRUED EXPENSES

Accrued expenses consist of:

	December 31,
	2020	2019
	(In millions)
Payroll and benefits	$90.8	$50.4
Trade promotion liabilities	39.6	37.9
Operating lease liabilities	33.8	32.0
Interest	20.4	20.0
Taxes	6.8	14.5
Health insurance, workers' compensation, and other insurance costs	20.2	23.9
Derivative contracts	98.1	57.2
Other accrued liabilities	30.9	37.3
Total	$340.6	$273.2

11. INCOME TAXES
The components of Income (loss) before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Domestic	$9.8	$(154.4)	$(72.5)
Foreign	7.3	(1.4)	14.9
Income (loss) before income taxes	$17.1	$(155.8)	$(57.6)
The following table presents the components of the 2020, 2019, and 2018 provision for income taxes:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Current:
Federal	$(95.7)	$13.2	$(9.0)
State	1.6	2.9	5.5
Foreign	(1.4)	1.7	8.9
Total current	(95.5)	17.8	5.4
Deferred:
Federal	69.8	(48.4)	(6.0)
State	(2.9)	(11.8)	(6.6)
Foreign	(3.5)	(3.1)	(4.2)
Total deferred	63.4	(63.3)	(16.8)
Total income tax benefit	$(32.1)	$(45.5)	$(11.4)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of income tax benefit computed at the U.S. federal statutory tax rate to the income tax benefit reported in the Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Tax at statutory rate	$3.6	$(32.7)	$(12.1)
State income taxes	(1.0)	(7.1)	(0.3)
Tax benefit of cross-border intercompany financing structure	(1.4)	(2.1)	(2.3)
Repatriation of intangibles	—	(4.6)	—
CARES Act	(30.3)	—	—
Disallowed officers' compensation	2.6	1.6	6.3
Excess tax benefits related to stock-based compensation	1.7	(0.1)	0.8
Transition tax	—	(1.9)	(0.4)
Other tax credits	(0.9)	(0.9)	(1.3)
Valuation allowance	(6.2)	3.4	(1.1)
Uncertain tax positions	(2.5)	(2.5)	(2.9)
Return-to-provision	0.2	0.1	(0.6)
Indemnification	1.1	0.3	(0.4)
Gain on divestiture	—	—	2.2
Remeasurement of deferred tax assets/liabilities	—	—	(1.0)
Other, net	1.0	1.0	1.7
Total provision for income taxes	$(32.1)	$(45.5)	$(11.4)
The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2020	2019
	(In millions)
Deferred tax assets:
Pension and postretirement benefits	$13.6	$16.7
Accrued liabilities	23.5	21.4
Stock compensation	11.8	12.6
Lease liabilities	46.2	51.4
Interest limitation carryover	3.9	30.3
Loss and credit carryovers	213.6	201.7
Unrealized foreign exchange loss	21.3	15.7
Other	12.6	11.9
Total deferred tax assets	346.5	361.7
Valuation allowance	(161.0)	(167.9)
Total deferred tax assets, net of valuation allowance	185.5	193.8

Deferred tax liabilities:
Fixed assets and intangible assets	(291.3)	(238.2)
Lease assets	(45.1)	(50.5)
Inventory reserves	—	(2.5)
Total deferred tax liabilities	(336.4)	(291.2)
Net deferred income tax liability	$(150.9)	$(97.4)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the Company's tax attributes primarily related to net operating losses, tax credits, and capital losses for which it has recorded deferred tax assets:

Tax Attributes	Gross Attribute Amount	Net Attribute Amount	Expiration Years
	(In millions)
U.S. net operating losses	$2.4	$0.5	2034
Foreign net operating losses	32.1	8.3	2028 – 2040
State net operating losses	257.0	11.3	2021 – 2040
Federal credits	—	19.4	2027 – 2040
State credits	—	16.7	2021 – 2034
Federal capital loss	586.2	123.1	2024
State capital loss	586.2	26.0	2024
Other		8.3	2022 – 2036
Total		$213.6
The Company assessed the realizability of its deferred tax assets and has recorded valuation allowances for certain foreign non-capital loss carryforwards, state net operating loss carryforwards, and state tax credit carryforwards that will more likely than not expire unused. In addition, as described in Note 7, the Company has recorded a full valuation allowance against the deferred tax asset of $149.1 million it established for its capital loss resulting from the sale of the Snacks division.
The Company or one of its subsidiaries files income tax returns in the U.S., Canada, Italy, the Netherlands, and various U.S. states. In the U.S. federal jurisdiction, the Company is open to examination for the tax year ended December 31, 2014 and forward; for Canadian purposes, the Company is open to examination for the tax year ended December 31, 2011 and forward; for Italian purposes, the Company is open to examination for the tax years ended December 31, 2016 and forward; and for the various U.S. states the Company is generally open to examination for the tax year ended December 31, 2015 and forward.
The Internal Revenue Service ("IRS") is currently examining the TreeHouse Foods, Inc. & Subsidiaries’ 2019 tax year. Our Canadian operations are under exam by the Canadian Revenue Agency ("CRA") for tax years 2012 through 2015 and 2017 through 2018. These examinations are expected to be completed in 2021. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2021.
During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Unrecognized tax benefits beginning balance	$12.3	$17.3	$26.4
Additions (reductions) based on tax positions of prior years	2.4	(1.1)	(0.6)
Reductions resulting from dispositions	—	(1.1)	—
Reductions due to statute lapses	(3.4)	(2.8)	(8.3)
Reductions related to settlements with taxing authorities	(0.7)	(0.1)	—
Foreign currency translation	0.1	0.1	(0.2)
Unrecognized tax benefits ending balance	$10.7	$12.3	$17.3

Unrecognized tax benefits are included in Other long-term liabilities of the Consolidated Balance Sheets. Of the amount accrued at December 31, 2020 and 2019, $5.5 million and $3.4 million, respectively, would impact net income from continuing operations when settled. Of the amounts accrued at December 31, 2020 and 2019, $4.8 million and $9.9 million, respectively, relates to unrecognized tax benefits assumed in prior acquisitions, which have been indemnified by the previous owners.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $5.1 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $2.0 million of the $5.1 million would affect net income when settled.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognizes interest expense (income) and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2020, 2019, and 2018, the Company recognized $(1.4) million, $(0.2) million, and $(0.2) million of interest and penalties in income tax expense from continuing operations, respectively. The Company has accrued approximately $2.4 million and $3.9 million for the payment of interest and penalties at December 31, 2020 and 2019, respectively, of which $1.7 million and $3.7 million is indemnified.

On March 27, 2020, the CARES Act was signed into law, which features several tax provisions and other measures that assist businesses impacted by the economic effects of the COVID-19 pandemic. The significant tax provisions include an increase in the limitation of the tax deduction for interest expense from 30% to 50% of adjusted earnings in 2019 and 2020, a five-year carryback allowance for net operating losses ("NOLs") generated in tax years 2018-2020, increased charitable contribution limitations to 25% of taxable income in 2020, and a retroactive technical correction to the 2017 Tax Cuts and Jobs Act that makes qualified improvement property placed in service after December 31, 2017 eligible for bonus depreciation. The Company has recorded a $29.3 million income tax benefit related to the NOL carryback provisions of the CARES Act for the year ended December 31, 2020.

During the first quarter of 2008, the Company entered into an intercompany financing structure that results in the recognition of certain foreign earnings subject to a low effective tax rate. For the years ended December 31, 2020, 2019, and 2018, the Company recognized a tax benefit of approximately $1.4 million. $2.1 million, and $2.3 million, respectively, related to this item. During the fourth quarter of 2020 the Company exited the intercompany financing structure.

12. LONG-TERM DEBT

	December 31,
	2020	2019
	(In millions)

Term Loan A	$453.4	$458.4
Term Loan A-1	672.6	681.6
2022 Notes	—	375.9
2024 Notes	602.9	602.9
2028 Notes	500.0	—
Finance leases	4.1	3.9
Total outstanding debt	2,233.0	2,122.7
Deferred financing costs	(18.3)	(15.7)
Less current portion	(15.7)	(15.3)
Total long-term debt	$2,199.0	$2,091.7

The scheduled maturities of outstanding debt, excluding deferred financing costs, at December 31, 2020 are as follows (in millions):

2021	$15.7
2022	15.2
2023	660.2
2024	608.4
2025	433.5
Thereafter	500.0
Total outstanding debt	$2,233.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Agreement

On December 1, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") which amends, restates, and replaces the Company’s prior credit agreement, dated as of February 1, 2016 (as amended from time to time prior to February 1, 2016, the "Prior Credit Agreement"). As amended, the senior unsecured credit facility includes a revolving credit facility (the "Revolving Credit Facility" or the "Revolver") and two term loans. The Credit Agreement (1) extended the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1, (2) resized the Revolver from $900 million to $750 million, (3) consolidated three term loans into two, (4) tightened pricing, and (5) modified the fee structure on the Revolving Credit Facility to now calculate based on the unused portion of the commitments under the Revolving Credit Facility rather than the total commitments under the Revolving Credit Facility.

On June 11, 2018, the Company entered into Amendment No. 1 (the "Amendment") to the Credit Agreement. Under the Amendment, among other things, (i) the leverage covenant threshold increased through fiscal year 2019, (ii) the Company and the other loan parties secured the obligations with liens on substantially all of their personal property, and (iii) such liens will be released upon the Company’s leverage ratio being less than or equal to 4.00 to 1.00 no earlier than the fiscal quarter ended on December 31, 2019. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment. In connection with this Amendment, $0.6 million in lender fees are amortized ratably through January 31, 2025 and $1.8 million of fees are amortized ratably through February 1, 2023.

On August 26, 2019, the Company entered into Amendment No. 2 (the "Amendment") to the Credit Agreement. This Amendment permanently maintains the secured status of the credit facility and the maximum permitted leverage ratio at 4.5x.  Absent the Amendment, the Credit Agreement was scheduled to return to unsecured status with a maximum permitted leverage ratio of 4.0x in the fourth quarter of 2019. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the year ended December 31, 2020 was 2.27%. Including the impact of the interest rate swap agreements in effect as of December 31, 2020, the average rate increased to 3.86%.

Revolving Credit Facility — As of December 31, 2020, $727.1 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of December 31, 2020, there were $22.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect domestic subsidiaries: Bay Valley Foods, LLC; Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; TreeHouse Foods Services, LLC; Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc.; American Italian Pasta Company; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future, which are collectively known as the "Guarantor Subsidiaries." The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0. The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75.0 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

2022 Notes — The Company previously issued 2022 Notes. On August 26, 2020, the Company, through the trustee, issued a notice of redemption to redeem all of the $375.9 million outstanding principal of its 2022 Notes at a price of 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date (the "2022 Notes Redemption"). The 2022 Notes Redemption was completed on September 25, 2020. For the year ended December 31, 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs.

2024 Notes — On January 29, 2016, the Company completed an exempt offering under Rule 144A and Regulation S of the Securities Act of the 2024 Notes. The net proceeds from the issuance of the 2024 Notes (approximately $760.7 million after deducting issuance costs, providing an effective interest rate of 6.23%) were used to fund a portion of the purchase price of the Private Brands Business. Interest is payable on February 15 and August 15 of each year. The payments began on August 15, 2016. The 2024 Notes will mature on February 15, 2024.

During the year ended December 31, 2018, the Company repurchased $24.1 million and $172.1 million of its 2022 Notes and 2024 Notes, respectively. The Company wrote off $2.4 million of debt issuance costs and recorded a loss of $4.2 million related to the repurchases totaling $6.6 million within Loss on extinguishment of debt of the Consolidated Statement of Operations.

The Company may redeem some or all of the 2024 Notes upon not less than 30 nor more than 60 days' notice, at the applicable redemption prices described in the Indenture plus accrued and unpaid interest, if any, up to but not including the redemption date. In the event of certain change of control events, as described in the Indenture, the Company may be required to purchase the 2024 Notes from the holders at a purchase price of 101% of the principal amount plus any accrued and unpaid interest.

2028 Notes — On September 9, 2020, the Company completed its public offering of $500 million aggregate principal amount of the 2028 Notes. The 2028 Notes pay interest at the rate of 4.000% per annum and mature on September 1, 2028. Interest is payable on the 2028 Notes on March 1 and September 1 of each year, beginning March 1, 2021.

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

The Company issued the 2024 Notes and 2028 Notes pursuant to a single base Indenture among the Company, the Guarantor Subsidiaries, and the Trustee. The Indenture provides, among other things, that the 2024 Notes and 2028 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2024 Notes and 2028 Notes are fully and unconditionally, as well as joint and severally, guaranteed on a senior unsecured basis by the Guarantor Subsidiaries, in addition to any future domestic subsidiaries that guarantee or become borrowers under its credit facility or guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries.

The Indenture governing the 2024 Notes and 2028 Notes contains customary event of default provisions (including, without limitation, defaults relating to the failure to pay at final maturity or the acceleration of certain other indebtedness). If an event of default occurs and is continuing, the trustee under the Indenture or holders of at least 25% in principal amount of such notes may declare the principal amount and accrued and unpaid interest, if any, on all such notes to be due and payable. The Indenture also contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantor

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subsidiaries to: (i) incur additional indebtedness and issue certain preferred shares, (ii) make certain distributions, investments and other restricted payments, (iii) sell certain assets, (iv) agree to restrictions on the ability of restricted subsidiaries to make payments to the Company, (v) create liens, (vi) merge, consolidate or sell substantially all of the Company’s assets (vii) enter into certain transactions with affiliates, and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future, the 2024 Notes or 2028 Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the 2024 Notes or 2028 Notes for so long as the 2024 Notes or 2028 Notes are rated investment grade by the two rating agencies.

Interest Rate Swap Agreements — As of December 31, 2020, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. The swaps cover a period through February 28, 2025.

Fair Value - At December 31, 2020, the aggregate fair value of the Company's total debt was $2,250.4 million and its carrying value was $2,228.9 million. At December 31, 2019, the aggregate fair value of the Company's total debt was $2,146.1 million and its carrying value was $2,118.8 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair values of the Company's 2022 Notes, 2024 Notes, and 2028 Notes were estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

Finance Lease Obligations and Other — The Company owes $4.1 million related to finance leases. Finance lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed. Refer to Note 4 for additional information regarding the Company's finance leases.

Deferred Financing Costs – As of December 31, 2020 and December 31, 2019, deferred financing costs of $18.3 million and $15.7 million were included as a direct deduction from outstanding long-term debt. Fees associated with the Revolving Credit Facility are presented in Other assets, net.

13. STOCKHOLDERS' EQUITY

Common Stock — The Company has authorized 90 million shares of common stock with a par value of $0.01 per share. No dividends have been declared or paid.

Share Repurchase Authorization — On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization. Any shares repurchased will be held as treasury stock.

The following table summarizes the Company's repurchases of its common stock:

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share data)
Shares repurchased	0.6	—	1.2
Weighted average price per share	$38.64	$—	$45.78
Total cost	$25.0	$—	$54.6

Preferred Stock — The Company has authorized 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Weighted average common shares outstanding	56.5	56.2	56.0
Assumed exercise/vesting of equity awards (1)	0.2	—	—
Weighted average diluted common shares outstanding	56.7	56.2	56.0
(1)Incremental shares from equity awards are computed by the treasury stock method. For the years ended December 31, 2019 and 2018, weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.4 million, 1.6 million, and 1.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

15. STOCK-BASED COMPENSATION
The Board of Directors adopted, and the Company’s Stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The number of shares authorized to be awarded under the Plan is approximately 17.5 million, of which approximately 4.1 million remain available at December 31, 2020.
Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net income (loss) from continuing operations are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Compensation expense related to stock-based payments	$26.1	$22.6	$30.7
Related income tax benefit	6.7	5.8	7.7

In 2018, the Company entered into an amended employment agreement with our former Chief Executive Officer. The amended plan resulted in the modification of his outstanding equity awards by accelerating the vesting dates, changing outstanding performance units to vest at target, and extending the exercisability of options outstanding. Modification of the existing awards resulted in a charge of $10.0 million in the year ended December 31, 2018. The impact of this modification on expense recognized for stock options, restricted stock units, and performance units was $1.2 million, $3.8 million, and $5.0 million, respectively.
The Company estimates that certain key executives and all directors will complete the required service conditions associated with their awards. For all other employees, the Company estimates its forfeiture rate based on historical experience.
All amounts below include continuing and discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options — The following table summarizes stock option activity during 2020:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at January 1, 2020	1,528	$74.58	3.7	$0.8
Forfeited	(8)	82.77
Exercised	(80)	40.01
Expired	(128)	66.10
Outstanding, at December 31, 2020	1,312	77.62	3.1	—
Vested/expected to vest, at December 31, 2020	1,312	77.62	3.1	—
Exercisable, at December 31, 2020	1,312	77.62	3.1	—

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Intrinsic value of stock options exercised	$0.7	$0.1	$3.8
Tax benefit recognized from stock option exercises	0.2	—	0.7

There are no future compensation costs related to unvested options at December 31, 2020. There were no options granted in 2020, 2019, or 2018.
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
The following table summarizes the restricted stock unit activity during the year ended December 31, 2020:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at January 1, 2020	615	$54.58	116	$58.30
Granted	429	44.09	33	51.40
Vested	(242)	55.45	(24)	66.79
Forfeited	(95)	54.52	—	—
Outstanding, at December 31, 2020	707	47.92	125	54.67
Vested and deferred, at December 31, 2020			91	55.88

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Fair value of vested restricted stock units	$11.1	$19.5	$16.6
Tax benefit recognized from vested restricted stock units	2.0	3.7	2.5

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future compensation costs related to restricted stock units are approximately $22.4 million as of December 31, 2020 and will be recognized on a weighted average basis over the next 1.6 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.
Performance Units — Performance unit awards are granted to certain members of management. These awards contain service and performance conditions. For each of the three performance periods, one-third of the units will accrue, multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures. For performance unit awards granted in 2020, performance goals are set and measured annually with earned amounts accrued for settlement at the end of the three year cycle. Additionally, for the cumulative performance period, a number of units will accrue, equal to the number of units granted multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures, less any units previously accrued. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so.

The following table summarizes the performance unit activity during the year ended December 31, 2020:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at January 1, 2020	482	$61.28
Granted	221	44.19
Vested	(75)	60.12
Forfeited	(87)	72.70
Unvested, at December 31, 2020	541	52.38

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Fair value of vested performance units	$3.3	$0.9	$7.6
Tax benefit recognized from performance units vested	0.7	0.2	0.1
Future compensation costs related to the performance units are estimated to be approximately $8.2 million as of December 31, 2020, and are expected to be recognized over the next 1.0 year. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at January 1, 2018	$(57.2)	$(4.3)	$(61.5)
Other comprehensive loss before reclassifications	(34.5)	(0.5)	(35.0)
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Reclassifications from accumulated other comprehensive loss - Adoption of ASU 2018-02	—	(1.1)	(1.1)
Other comprehensive loss	(34.5)	(1.1)	(35.6)
Balance at December 31, 2018	(91.7)	(5.4)	(97.1)
Other comprehensive income before reclassifications	12.3	0.3	12.6
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Other comprehensive income	12.3	0.8	13.1
Balance at December 31, 2019	(79.4)	(4.6)	(84.0)
Other comprehensive income before reclassifications	12.1	7.4	19.5
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Other comprehensive income	12.1	7.9	20.0
Balance at December 31, 2020	$(67.3)	$3.3	$(64.0)
(1)The tax impact of the foreign currency translation adjustment was insignificant for the years ended December 31, 2020, 2019, and 2018.
(2)The unrecognized pension and postretirement benefits are presented net of tax of $2.6 million for the year ended December 31, 2020, and the tax impact was insignificant for the years ended December 31, 2019 and 2018.
(3)Refer to Note 17 for additional information regarding these reclassifications.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans — Certain of our union and non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. On a continuing operations basis, for the years ended December 31, 2020, 2019, and 2018, the Company made matching and profit sharing contributions to the plans of $20.4 million, $19.4 million, and $19.3 million, respectively.
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

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Income Security Act of 1974, as amended. The Company estimates that its 2021 contributions to its pension plans will be $0.7 million. The measurement date for the defined benefit pension plans is December 31.

Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2021 contributions to its postretirement benefit plans will be $1.5 million. The measurement date for the other postretirement benefit plans is December 31.

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

At December 31, 2020, our master trust was invested as follows: investments in equity securities were at 42%; investments in fixed income were at 52%; investments in hedge funds were at 5%; and cash and cash equivalents were less than 1%. We believe the allocation of our master trust investments as of December 31, 2020 is generally consistent with the targets set forth by our Investment Committee.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the Company’s pension plan assets at December 31, 2020 and 2019 was as follows:

		December 31,
	Pricing Category	2020	2019
		(In millions)
Cash and cash equivalents (a)	Level 1	$1.6	$1.8

Investments valued using NAV per share:
Equity funds (b)		137.3	118.4
Fixed income funds (c)		170.2	157.3
Alternative funds (d)		16.8	16.5
Total plan assets		$325.9	$294.0

(a)    Includes cash and cash equivalents such as short-term marketable securities. Cash and cash equivalents include money market funds traded in active markets.
(b)    This investment class includes domestic and international equity funds that includes both large and small/mid cap funds that track the S&P index as well as other equity indices. The Company elected the NAV practical expedient to value these funds.
(c)    This investment class includes U.S. Treasury index funds as well as bond funds representative of the United States bond and debt markets with varying benchmark indices. The Company elected the NAV practical expedient to value these funds.
(d)    This investment class primarily includes a hedge fund. The valuation is based on NAV as reported by the asset manager or investment company and adjusted for cash flows, if necessary. In making such an assessment, a variety of factors are reviewed by management, including but not limited to the timeliness of NAV as reported by the asset manager and changes in general economic and market conditions subsequent to the last NAV reported by the asset manager.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2020 and 2019:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
	(in millions)
Change in benefit obligations:
Benefit obligation, at beginning of year	$336.0	$300.0	$27.5	$28.1
Service cost	1.8	1.5	—	—
Interest cost	10.5	12.2	0.8	1.1
Curtailment (1)	—	(0.5)	—	—
Actuarial losses (gains) (2)	24.9	40.3	(0.7)	(0.1)
Benefits paid	(18.1)	(17.5)	(1.5)	(1.6)
Benefit obligation, at end of year	$355.1	$336.0	$26.1	$27.5
Change in plan assets:
Fair value of plan assets, at beginning of year	$294.0	$252.0	$—	$—
Actual gain on plan assets	48.5	55.8	—	—
Company contributions	1.5	3.7	1.5	1.6
Benefits paid	(18.1)	(17.5)	(1.5)	(1.6)
Fair value of plan assets, at end of year	$325.9	$294.0	$—	$—
Funded status of the plan	$(29.2)	$(42.0)	$(26.1)	$(27.5)
Amounts recognized in the Consolidated Balance Sheets:
Current liability	$(0.7)	$(0.7)	$(1.5)	$(1.6)
Non-current liability	(28.5)	(41.3)	(24.6)	(25.9)
Net amount recognized	$(29.2)	$(42.0)	$(26.1)	$(27.5)
Amounts recognized in Accumulated other comprehensive income (loss):
Net actuarial (gain) loss	$(3.9)	$5.8	$(0.9)	$(0.2)
Prior service cost	0.4	0.5	—	—
Total, before tax effect	$(3.5)	$6.3	$(0.9)	$(0.2)
(1) Curtailment relates to the closure of the Company's Battle Creek, Michigan facility.
(2) The change in actuarial loss (gain) was primarily due to the decrease in discount rates from 3.25% as of December 31,
          2019 to 2.50% as of December 31, 2020.

	Pension Benefits
	2020	2019
	(In millions)
Accumulated benefit obligation	$353.5	$333.9
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate	2.50%	3.25%
Rate of compensation increases	3.00%	3.50%-4.00%

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2020 and 2019 are as follows:

	2020		2019
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rates:
Health care cost trend rate for next year	6.61%	7.26%	7.29%	8.16%
Ultimate rate	4.50%	4.50%	4.50%	4.50%
Discount rate	2.50%	2.50%	3.25%	3.25%
Year ultimate rate achieved	2029	2029	2028	2028

The following table summarizes the net periodic cost of our pension and postretirement benefit plans for the years ended December 31, 2020, 2019, and 2018:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
	(In millions)			(In millions)
Components of net periodic costs:
Service cost	$1.8	$1.5	$1.9	$—	$—	$—
Interest cost	10.5	12.2	11.9	0.8	1.1	1.2
Expected return on plan assets	(14.5)	(15.2)	(15.6)	—	—	—
Amortization of unrecognized prior service cost	0.2	0.2	0.2	—	—	—
Amortization of unrecognized net loss	0.6	0.5	0.5	—	—	—
Curtailment (1)	—	(0.5)	—	—	—	—
Net periodic (benefit) cost	$(1.4)	$(1.3)	$(1.1)	$0.8	$1.1	$1.2

(1) A curtailment gain was recognized during 2019 related to the closure of the Company's Battle Creek, Michigan facility.

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate	3.25%	4.40%	3.70%	3.25%	4.40%	3.70%
Rate of compensation increases	3.50%-4.00%	3.50%-4.00%	3.50%-4.00%	—	—	—
Expected return on plan assets	5.10%	5.91%	5.80%	—	—	—

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(In millions)
2021	$20.0	$1.5
2022	20.3	1.5
2023	20.8	1.5
2024	22.0	1.6
2025	20.4	1.6
2026-2030	97.1	7.8

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number ("EIN") of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in December 31, 2020 and 2019 is for the plan’s years ended December 31, 2019, and 2018, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan ("FIP") is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject. There have been no other significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

The following table lists information about the Company's individually significant multiemployer pension plans:

		Pension Protection Act Zone Status			TreeHouse Foods				Expiration Date
	EIN / Pension	Plan Year Ended December 31,		FIP Implemented	Contributions (in millions)			Surcharge Imposed	Of Collective Bargaining
Plan Name	Plan Number	2019	2018	(yes or no)	2020	2019	2018	(yes or no)	Agreement(s)
Bakery and Confectionery
Union and Industry									7/22/2023
International Pension Fund	52-6118572 / 001	Red	Red	Yes	$1.6	$1.5	$1.4	Yes	12/4/2023
Central States Southeast and
Southwest Areas Pension									6/30/2021
Fund	36-6044243 / 001	Red	Red	Yes	1.1	1.0	0.8	Yes	12/31/2022
Retail, Wholesale and
Department Store
International Union and
Industry Pension Fund	63-0708442 / 001	Yellow	Red	Yes	—	0.3	0.6	Yes	(1)
Rockford Area Dairy
Industry Local 754, Intl.
Brotherhood of Teamsters
Retirement Pension Plan	36-6067654 / 001	Green	Green	No	0.6	0.5	0.5	No	4/30/2021
Western Conference of
Teamsters Pension Fund	91-6145047 / 001	Green	Green	No	—	—	0.8	No	(2)

(1)During 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund and settled a withdrawal liability of $4.3 million.
(2)The Company partially withdrew from the Western Conference of Teamsters Pension Plan Trust as a result of the closure of its City of Industry, California facility during 2016. As a result, there is no collective bargaining agreement related to this plan.
No other withdrawal liabilities were established related to multiemployer pension plans, as withdrawal from the remaining plans is not probable as of December 31, 2020.
The Company was listed in the following plan’s Form 5500 as providing more than 5.0% of the total contributions for the following plan and plan years:

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Years Contribution to Plan Exceeded
5% of Total Contributions
Plan Name:	(as of December 31 of the Plan's Year-End)
Rockford Area Dairy Industry Local 754, Intl. Brotherhood of Teamsters Retirement Pension Plan	2020, 2019, and 2018
The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $0.3 million, $0.2 million, and $1.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

18. OTHER OPERATING EXPENSE, NET
The Company incurred other operating expense for the years ended December 31, 2020, 2019, and 2018, which consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Restructuring programs (1)	$71.1	$99.3	$149.1
(Gain) loss on divestitures (2)	0.3	—	(14.3)
Other	(0.3)	0.3	0.9
Total other operating expense, net	$71.1	$99.6	$135.7

(1) Refer to Note 3 for additional information.
(2) Refer to Note 7 for additional information.

19. COMMITMENTS AND CONTINGENCIES
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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On December 16, 2019, the parties agreed to extend the case schedule 90 days. This agreed motion was granted on December 25, 2019. At a status conference on March 10, 2020, the parties informed the court that they intended to engage in a second mediation and the court extended then-upcoming deadlines under the case schedule, pending a further status report from the parties regarding the extent of the stay needed to facilitate mediation. The court subsequently issued multiple general orders as a result of the COVID-19 outbreak, which together postponed all case deadlines for a total of 77 days. On June 9, 2020, the parties filed a joint status report informing the court that mediation had been scheduled for July 9, 2020. The next day, the court stayed the case pending the outcome of mediation. Any in-person mediation was thereafter postponed due to ongoing COVID-19 concerns.

Due to the similarity of the complaints, the parties in Wells and Lavin entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties. On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018. The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively. On June 25, 2019, the parties jointly moved to consolidate the Bartelt matter with Lavin, so that it would be subject to the Lavin deferral order. This motion was granted on June 27, 2019, and Bartelt is now consolidated with Lavin and deferred. There is no set status date in Lavin at this time. Similarly, Ann Arbor was consolidated with Wells on August 13, 2019, and is now deferred. In Wells, the plaintiffs have notified the court that they intend to move to modify the deferral order to lift the stay. Plaintiff’s motion is due February 8, 2021, and briefing is to be completed by March 20, 2021. A status hearing is scheduled for March 22, 2021.

The Company is party to matters challenging its wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. Ralcorp Holdings, Inc., et al, pending in the U.S. District Court for the Central District of California, in which plaintiffs allege a pattern of violations of California and/or federal law at three former Company manufacturing facilities in California. The Company has notified the Court that it has reached a preliminary settlement understanding with the Negrete plaintiffs that would resolve all associated matters for a payment by the Company of $9.0 million. The preliminary understanding reached with the Negrete plaintiffs involves procedural requirements and Court approval which may continue through 2021. As a result of these developments, the Company has an accrual for a $9.0 million liability as of December 31, 2020.

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
As of December 31, 2020, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $875.0 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 2.68% in 2020 and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recorded in the Consolidated Statements of Operations.

Foreign Currency Risk — Due to the Company’s foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. These contracts do not qualify for hedge accounting and changes in their fair value are recognized in the Consolidated Statements of Operations. As of December 31, 2020, the Company had $7.7 million of foreign currency contracts outstanding, expiring throughout 2021 and 2022.

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

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and corn, coffee, and other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of December 31, 2020, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2021 and 2022; 20.1 million gallons of diesel, expiring throughout 2021; 4.5 million dekatherms of natural gas, expiring throughout 2021; 3.6 million pounds of coffee, expiring throughout 2021; and 21.0 million pounds of resin, expiring throughout 2021.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table identifies the fair value of each derivative instrument:

	December 31,
	2020	2019
	(In millions)
Asset derivatives
Commodity contracts	$12.6	$0.8
Interest rate swap agreements	—	0.8
	$12.6	$1.6
Liability derivatives
Commodity contracts	$0.7	$0.6
Foreign currency contracts	—	0.1
Interest rate swap agreements	97.4	56.5
	$98.1	$57.2
As of December 31, 2020 and 2019, asset derivatives are included within Other assets, net and liability derivatives are included within Accrued expenses in the Consolidated Balance Sheets.
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
We recognized the following gains and losses on our derivative contracts in the Consolidated Statements of Operations:

	Location of Gain (Loss)	Year Ended December 31,
	Recognized in Net Income (Loss)	2020	2019	2018
		(In millions)
Mark-to-market unrealized (loss) gain:
Commodity contracts	Other expense, net	$11.7	$1.5	$(2.7)
Foreign currency contracts	Other expense, net	0.1	(1.6)	1.0
Interest rate swap agreements	Other expense, net	(41.7)	(46.9)	(20.8)
Total unrealized loss		$(29.9)	$(47.0)	$(22.5)
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$(9.8)	$1.5	$3.7
Foreign currency contracts	Cost of sales	0.4	0.5	1.6
Interest rate swap agreements	Interest expense	(18.4)	6.5	5.5
Total realized (loss) gain		$(27.8)	$8.5	$10.8
Total loss		$(57.7)	$(38.5)	$(11.7)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial information relating to the Company’s reportable segments on a continuing operations basis, revised to reflect the new segment structure, is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net sales to external customers:
Meal Preparation	$2,701.4	$2,680.7	$2,871.6
Snacking & Beverages	1,649.4	1,608.2	1,716.2
Unallocated	(1.1)	—	—
Total	$4,349.7	$4,288.9	$4,587.8
Direct operating income:
Meal Preparation	$370.6	$381.3	$418.9
Snacking & Beverages	234.6	192.8	180.2
Total	605.2	574.1	599.1
Unallocated selling, general, and administrative expenses	(277.2)	(270.9)	(288.7)
Unallocated cost of sales (1)	(36.0)	(16.5)	(11.1)
Unallocated corporate expense and other (1)	(142.9)	(302.8)	(215.9)
Operating income (loss)	$149.1	$(16.1)	$83.4
Depreciation:
Meal Preparation	$57.8	$60.2	$55.1
Snacking & Beverages	64.6	68.6	76.3
Corporate office (2)	10.1	7.7	13.6
Total	$132.5	$136.5	$145.0

(1)Includes charges related to restructuring programs and other costs managed at corporate. Other costs include incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures. Asset impairments are included in Unallocated corporate expense and other.
(2)Includes accelerated depreciation related to restructurings.
Segment revenue disaggregated by product category groups are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Center store grocery	$1,700.8	$1,763.1	$1,871.9
Main course	1,000.6	917.6	999.7
Total Meal Preparation	2,701.4	2,680.7	2,871.6
Sweet & savory snacks	1,177.2	1,220.1	1,306.3
Beverages & drink mixes	472.2	388.1	409.9
Total Snacking & Beverages	1,649.4	1,608.2	1,716.2
Unallocated net sales	(1.1)	—	—
Total net sales	$4,349.7	$4,288.9	$4,587.8

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment revenue disaggregated by sales channels are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Retail grocery	$3,581.7	$3,419.2	$3,610.7
Food-away-from-home	245.6	357.2	383.7
Industrial, co-manufacturing, and other	522.4	512.5	593.4
Total net sales	$4,349.7	$4,288.9	$4,587.8

Geographic Information — The Company had revenues from customers outside of the United States of approximately 6.8%, 7.3%, and 10.3% of total consolidated net sales from continuing operations in 2020, 2019, and 2018, respectively, with 5.2%, 5.8%, and 8.7% of total consolidated net sales from continuing operations going to Canada in 2020, 2019, and 2018, respectively. Sales are determined based on the customer destination where the products are shipped.
Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

	December 31,
	2020	2019
	(In millions)
Long-lived assets:
United States	$927.4	$899.6
Canada	125.2	129.1
Other	17.4	16.5
Total	$1,070.0	$1,045.2

Major Customers — Walmart Inc. and affiliates accounted for approximately 23.9%, 24.4%, and 23.6% of consolidated net sales from continuing operations in December 31, 2020, 2019, and 2018, respectively, with net sales in both Meal Preparation and Snacking & Beverages segments. No other customer accounted for more than 10% of our consolidated net sales from continuing operations.

When taking into account those receivables sold under our Receivables Sales Program (refer to Note 5 for more information), total trade receivables with the following customers represented more than 10.0% of our total trade receivables as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Walmart Inc.	17.3%	(1)
Costco Wholesale Corporation	(1)	18.2%

(1)Less than 10% of our total trade receivables.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2020:

	Quarter
	First	Second	Third	Fourth
	(In millions, except per share data)
Fiscal 2020
Net sales	$1,084.9	$1,041.9	$1,045.7	$1,177.2
Gross profit	194.9	191.2	188.2	227.9
(Loss) income before income taxes from continuing operations	(73.0)	11.2	22.4	56.5
Net (loss) income from continuing operations	(32.8)	(2.6)	11.4	73.2
Net income (loss) from discontinued operations	1.6	1.1	0.7	(38.8)
Net (loss) income	(31.2)	(1.5)	12.1	34.4
Earnings (loss) per common share - basic:
Continuing operations	$(0.58)	$(0.05)	$0.20	$1.30
Discontinued operations	0.03	0.02	0.01	(0.69)
Earnings (loss) per share - basic (1)	$(0.55)	$(0.03)	$0.21	$0.61
Earnings (loss) per common share - diluted:
Continuing operations	$(0.58)	$(0.05)	$0.20	$1.29
Discontinued operations	0.03	0.02	0.01	(0.69)
Earnings (loss) per share - diluted (1)	$(0.55)	$(0.03)	$0.21	$0.61

(1)The sum of the individual per share amounts may not add due to rounding. In addition, the sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of our unaudited quarterly results of operations for 2019:

	Quarter
	First	Second	Third	Fourth
	(In millions, except per share data)
Fiscal 2019
Net sales	$1,066.8	$1,025.3	$1,057.3	$1,139.5
Gross profit	196.2	189.2	186.3	225.1
(Loss) income before income taxes from continuing operations	(21.4)	(56.9)	(97.4)	19.9
Net (loss) income from continuing operations	(14.5)	(50.1)	(61.0)	15.3
Net (loss) income from discontinued operations	(12.4)	(121.7)	(116.8)	0.2
Net (loss) income	(26.9)	(171.8)	(177.8)	15.5
Earnings (loss) per common share - basic:
Continuing operations	$(0.26)	$(0.89)	$(1.08)	$0.27
Discontinued operations	(0.22)	(2.16)	(2.07)	—
Earnings (loss) per share - basic (1)	$(0.48)	$(3.05)	$(3.16)	$0.27
Earnings (loss) per common share - diluted:
Continuing operations	$(0.26)	$(0.89)	$(1.08)	$0.27
Discontinued operations	(0.22)	(2.16)	(2.07)	—
Earnings (loss) per share - diluted (1)	$(0.48)	$(3.05)	$(3.16)	$0.27

(1)The sum of the individual per share amounts may not add due to rounding. In addition, the sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

23. SUBSEQUENT EVENTS

Notice of Partial Redemption of the 2024 Notes

On January 15, 2021 the Company, through Wells Fargo Bank, National Association, as trustee (the "Trustee"), issued a notice of redemption to redeem $200.0 million of its outstanding 6.000% Senior Notes due 2024 (the "2024 Notes"). The redemption of the 2024 Notes is expected to occur on February 16, 2021 (the "Redemption Date"). The 2024 Notes were issued under an indenture dated as of March 2, 2010, by and among the Company, the guarantors signatory thereto and the Trustee, as supplemented and amended (the "Indenture"). The Notes will be redeemed pursuant to Sections 3.01 and 3.02 of the Indenture at a redemption price equal to 101.50% of the aggregate principal amount of the Notes being redeemed (the "Redemption Price"), plus accrued and unpaid interest to, but not including the Redemption Date. The redemption of the 2024 Notes will be funded using the Company's available cash resources, and it is not subject to any conditions. On and after the Redemption Date, the Redemption Price will become due and payable upon each such Note to be redeemed and, unless the Company defaults in making such redemption payment, interest thereon will cease to accrue on and after that date.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 includes all of the Company’s subsidiaries with the exception of the operations of the pasta acquisition from Riviana Foods. This exclusion is in accordance with the general guidance from the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for up to one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting of the pasta acquisition. The net sales and total assets of the pasta acquisition represented approximately 0.3% and 4.5%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2020. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. This report is included with this Form 10-K.
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

Item 9B.    Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 11, 2021, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of operations of the pasta acquisition from Riviana Foods. The net sales and total assets of the pasta acquisition represented approximately 0.3% and 4.5%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting for the operations of the pasta acquisition.
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
February 11, 2021

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement ("2021 Proxy Statement") to be filed with the SEC in connection with our 2021 annual meeting of the stockholders under the headings, Executive Officers, Biographical Information of Director Nominees and Continuing Directors, and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2021 Proxy Statement under the headings, Stock Ownership — Security Ownership of Management and Delinquent Section 16(a) Reports and is incorporated herein by reference. Information about the Audit Committee, Audit Committee members and the Audit Committee Financial Expert is included in our 2021 Proxy Statement under the heading, Board Structure, and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this item is included in the 2021 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2021 Proxy Statement shall be deemed to be "furnished" and not "filed" for purposes of the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2020:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(in millions)				(in millions)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2.7	(1)	$77.62	(2)	4.1
Equity compensation plans not approved by security holders:
None	—		—		—
Total	2.7		$77.62		4.1

(1)Includes 0.8 million restricted stock units and 0.5 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

The information related to the security ownership of certain beneficial owners and management required by this item is included in the 2021 Proxy Statement under the heading, Stock Ownership — Security Ownership of Management and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2021 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is included in the 2021 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

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

4.4
Tenth Supplemental Indenture, dated as of February 1, 2016,  among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 29, 2016.

4.5
Eleventh Supplemental Indenture, dated as of March 31, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2016.

4.6
Twelfth Supplemental Indenture, dated as of September 9, 2020, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.7	Description of TreeHouse Foods, Inc.'s Common Stock (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the Commission on February 13, 2020).
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

10.16**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated February 28, 2019.
10.17**
Form of Performance Unit Agreement under Treehouse Foods, Inc. Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed with the Commission on February 14, 2019.

10.18**
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

10.20**	TreeHouse Foods, Inc. Performance Unit Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2019.
10.21*	First Amendment to the TreeHouse Foods, Inc. Executive Severance Plan, dated February 7, 2021.
21.1*	List of Subsidiaries of the Company.
22*	List of Guarantor Subsidiaries.
23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.
31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*, ***	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*, ***	Cover Page Interactive Data File.

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
February 11, 2021
 Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Oakland	Chief Executive Officer and Director	February 11, 2021
Steven Oakland	(Principal Executive Officer)

/s/ William J. Kelley Jr.	Executive Vice President and	February 11, 2021
William J. Kelley Jr.	Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick M. O'Donnell	Vice President and Corporate Controller	February 11, 2021
Patrick M. O'Donnell	(Principal Accounting Officer)

/s/ Gary D. Smith	Chairman of the Board	February 11, 2021
Gary D. Smith

/s/ Ashley Buchanan	Director	February 11, 2021
Ashley Buchanan

/s/ Mark R. Hunter	Director	February 11, 2021
Mark R. Hunter

/s/ Linda K. Massman	Director	February 11, 2021
Linda K. Massman

/s/ Frank J. O’Connell	Director	February 11, 2021
Frank J. O’Connell

/s/ Jill A. Rahman	Director	February 11, 2021
Jill A. Rahman

/s/ Matthew E. Rubel	Director	February 11, 2021
Matthew E. Rubel

/s/ Ann M. Sardini	Director	February 11, 2021
Ann M. Sardini

/s/ Jean E. Spence	Director	February 11, 2021
Jean E. Spence

/s/ Jason J. Tyler	Director	February 11, 2021
Jason J. Tyler

/s/ David B. Vermylen	Director	February 11, 2021
David B. Vermylen

TREEEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2020, 2019 and 2018

Deferred Tax Valuation Allowance	Balance Beginning of Year	Additions	Reductions	Balance End of Year
	(In millions)
2018	$(14.9)	$(1.6)	$1.4	$(15.1)
2019	(15.1)	(153.5)	0.7	(167.9)
2020	(167.9)	(0.2)	7.1	(161.0)