Form 10-Q
period 2021-03-31
TreeHouse Foods, Inc.
filed 2021-05-06
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2021.
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
Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2021: 56,220,707.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$48.8	$364.6
Receivables, net	241.0	308.8
Inventories	653.0	598.6
Prepaid expenses and other current assets	101.6	86.1
Assets of discontinued operations	74.5	70.7
Total current assets	1,118.9	1,428.8
Property, plant, and equipment, net	1,053.1	1,070.0
Operating lease right-of-use assets	155.2	160.7
Goodwill	2,179.9	2,178.7
Intangible assets, net	600.4	615.0
Other assets, net	35.0	32.5
Total assets	$5,142.5	$5,485.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$610.1	$627.7
Accrued expenses	295.5	340.6
Current portion of long-term debt	15.9	15.7
Liabilities of discontinued operations	5.9	6.7
Total current liabilities	927.4	990.7
Long-term debt	1,929.8	2,199.0
Operating lease liabilities	137.1	144.5
Deferred income taxes	158.4	158.3
Other long-term liabilities	125.3	128.2
Total liabilities	3,278.0	3,620.7
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.2 and 55.9 shares outstanding, respectively	0.6	0.6
Treasury stock	(108.3)	(108.3)
Additional paid-in capital	2,176.9	2,179.9
Accumulated deficit	(141.7)	(143.2)
Accumulated other comprehensive loss	(63.0)	(64.0)
Total stockholders' equity	1,864.5	1,865.0
Total liabilities and stockholders' equity	$5,142.5	$5,485.7

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$1,057.3	$1,084.9
Cost of sales	876.2	890.0
Gross profit	181.1	194.9
Operating expenses:
Selling and distribution	68.7	65.1
General and administrative	63.3	63.6
Amortization expense	18.4	17.5
Other operating expense, net	19.7	18.5
Total operating expenses	170.1	164.7
Operating income	11.0	30.2
Other expense:
Interest expense	25.1	24.8
Loss on extinguishment of debt	14.4	—
(Gain) loss on foreign currency exchange	(1.3)	14.4
Other (income) expense, net	(27.4)	64.0
Total other expense	10.8	103.2
Income (loss) before income taxes	0.2	(73.0)
Income tax benefit	(0.2)	(40.2)
Net income (loss) from continuing operations	0.4	(32.8)
Net income from discontinued operations	1.1	1.6
Net income (loss)	$1.5	$(31.2)

Earnings (loss) per common share - basic:
Continuing operations	$0.01	$(0.58)
Discontinued operations	0.02	0.03
Earnings (loss) per share basic (1)	$0.03	$(0.55)

Earnings (loss) per common share - diluted:
Continuing operations	$0.01	$(0.58)
Discontinued operations	0.02	0.03
Earnings (loss) per share diluted (1)	$0.03	$(0.55)

Weighted average common shares:
Basic	56.0	56.3
Diluted	56.5	56.3

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$1.5	$(31.2)

Other comprehensive income (loss):
Foreign currency translation adjustments	0.9	(15.9)
Pension and postretirement reclassification adjustment	0.1	0.1
Other comprehensive income (loss)	1.0	(15.8)
Comprehensive income (loss)	$2.5	$(47.0)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

				Retained			Accumulated
			Additional	Earnings			Other
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Loss	Equity
Balance, January 1, 2020	58.0	$0.6	$2,154.6	$(157.0)	(1.8)	$(83.3)	$(84.0)	$1,830.9
Net loss	—	—	—	(31.2)	—	—	—	(31.2)
Other comprehensive loss	—	—	—	—	—	—	(15.8)	(15.8)
Exercise of stock options and issuance of other stock awards	0.2	—	(3.9)	—	—	—	—	(3.9)
Stock-based compensation	—	—	8.1	—	—	—	—	8.1
Balance, March 31, 2020	58.2	$0.6	$2,158.8	$(188.2)	(1.8)	$(83.3)	$(99.8)	$1,788.1

Balance, January 1, 2021	58.3	$0.6	$2,179.9	$(143.2)	(2.4)	$(108.3)	$(64.0)	$1,865.0
Net income	—	—	—	1.5	—	—	—	1.5
Other comprehensive income	—	—	—	—	—	—	1.0	1.0
Exercise of stock options and issuance of other stock awards	0.3	—	(7.9)	—	—	—	—	(7.9)
Stock-based compensation	—	—	4.9	—	—	—	—	4.9
Balance, March 31, 2021	58.6	$0.6	$2,176.9	$(141.7)	(2.4)	$(108.3)	$(63.0)	$1,864.5

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$1.5	$(31.2)
Net income from discontinued operations	1.1	1.6
Net income (loss) from continuing operations	0.4	(32.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53.5	49.8
Stock-based compensation	4.9	7.9
Loss on extinguishment of debt	14.4	—
Unrealized (gain) loss on derivative contracts	(21.7)	64.1
Deferred income taxes	2.2	15.0
Other	(1.2)	19.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	67.8	(24.0)
Inventories	(58.4)	1.1
Prepaid expenses and other assets	(28.3)	(60.4)
Accounts payable	(7.2)	39.7
Accrued expenses and other liabilities	(31.9)	(11.1)
Net cash (used in) provided by operating activities - continuing operations	(5.5)	68.5
Net cash used in operating activities - discontinued operations	(3.1)	(6.0)
Net cash (used in) provided by operating activities	(8.6)	62.5
Cash flows from investing activities:
Additions to property, plant, and equipment	(28.0)	(27.3)
Additions to intangible assets	(3.3)	(3.8)
Proceeds from sale of fixed assets	0.9	5.1
Proceeds from sale of investments	17.2	—
Net cash used in investing activities - continuing operations	(13.2)	(26.0)
Net cash used in investing activities - discontinued operations	(0.4)	(0.3)
Net cash used in investing activities	(13.6)	(26.3)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	30.0	100.0
Payments on financing lease obligations	(0.5)	(0.4)
Payment of deferred financing costs	(7.0)	—
Payments on Term Loans	(1,126.0)	(3.5)
Proceeds from refinanced Term Loans	1,430.0	—
Repurchase of 2024 Notes	(602.9)	—
Payment of debt premium for extinguishment of debt	(9.0)	—
Payments related to stock-based award activities	(7.9)	(3.8)
Net cash (used in) provided by financing activities - continuing operations	(293.3)	92.3
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(293.3)	92.3
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.4)
Net (decrease) increase in cash and cash equivalents	(315.8)	128.1
Cash and cash equivalents, beginning of period	364.6	202.3
Cash and cash equivalents, end of period	$48.8	$330.4

	Three Months Ended March 31,
	2021	2020

Supplemental cash flow disclosures:
Interest paid	$36.4	$37.8
Net income taxes (refunded) paid	(0.2)	5.0

Non-cash investing and financing activities:
Accrued purchase of property and equipment	$27.5	$21.1
Accrued other intangible assets	3.9	2.9
Right-of-use assets and operating lease obligations recognized	0.9	1.7
Accrued deferred financing costs	1.5	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2021
(Unaudited)
1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the "Company," "TreeHouse," "we," "us," or "our"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Results of operations for interim periods are not necessarily indicative of annual results.

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

A detailed description of the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Not yet adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the ASU from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this new ASU on its Condensed Consolidated Financial Statements and related disclosures.

3. GROWTH, REINVESTMENT, AND RESTRUCTURING PROGRAMS

The Company’s growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to build long-term sustainable growth and improve profitability for the Company. These activities are aggregated into the following categories: (1) Strategic Growth Initiatives (expected completion in 2023) – a growth and reinvestment strategy (2) Structure to Win (completed in 2020) – an operating expense improvement program, (3) TreeHouse 2020 (completed in 2020) – a long-term growth and margin improvement strategy, and (4) other (collectively the "Growth, Reinvestment, and Restructuring Programs").

Below is a description of each of the Growth, Reinvestment, and Restructuring Programs:

(1) Strategic Growth Initiatives

In the first quarter of 2021, the Company began executing on its growth and reinvestment initiatives designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories. These initiatives are intended to better position the Company to accelerate future revenue and earnings growth, and improve the execution of our strategy to be our customer's preferred manufacturing and distribution partner. This reinvestment will occur through 2023, and the Company currently expects the total costs will be up to $130.0 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. Consulting and professional fees are expected to include building marketing competencies, furthering our e-commerce strategy and digital capabilities, and advancing automation and value engineering in our supply chain network. Employee-related costs primarily consist of dedicated employee costs.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Structure to Win

In the first quarter of 2018, the Company announced an operating expenses improvement restructuring program ("Structure to Win") designed to align our organizational structure with strategic priorities. The program was intended to drive operational effectiveness, cost reduction, and position the Company for growth with a focus on a lean customer-centric go-to-market team, centralized supply chain, and streamlined administrative functions. This program was completed in 2020. Total costs within this program were $92.7 million, comprised primarily of consulting and professional fees, severance, dedicated employee costs, and Corporate office closing costs.

(3) TreeHouse 2020

In the third quarter of 2017, the Company announced TreeHouse 2020, a program intended to accelerate long-term growth through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance. The Company’s workstreams related to these activities and selling, general, and administrative cost reductions were intended to increase our capacity utilization, expand operating margins, and streamline our plant structure to optimize our supply chain. This program was completed in 2020. Total costs within this program were $299.8 million, comprised primarily of consulting and professional fees, severance, dedicated employee costs, and accelerated depreciation for plant and other office closures.

(4) Other

Other costs include restructuring costs incurred for costs to exit facilities, information technology system implementation, and other administrative costs.

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Strategic growth initiatives	$16.1	$—
Structure to Win	—	7.8
TreeHouse 2020	—	12.1
Other	3.5	—
Total	$19.6	$19.9

As part of our growth, reinvestment, and restructuring programs, we generally incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee separation costs and other exit costs. Severance and employee separation costs primarily relate to cash severance, non-cash severance, including accelerated equity award compensation expense, pension, and other termination benefits. Other exit costs typically relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our growth, reinvestment, and restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other costs. Asset-related costs primarily relate to accelerated depreciation and certain long-lived asset impairments. Other costs primarily relate to start-up costs of new facilities, consulting and professional fees, information technology implementation, asset relocation costs, and costs to exit facilities.

Expenses associated with these programs are recorded in Cost of sales, General and administrative, and Other operating expense, net in the Condensed Consolidated Statements of Operations. The Company does not allocate costs associated with Growth, Reinvestment, and Restructuring Programs to reportable segments when evaluating the performance of its segments. As a result, costs associated with Growth, Reinvestment, and Restructuring Programs are not presented by reportable segment. Refer to Note 16 for additional information.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a summary of costs by line item for the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Cost of sales	$—	$0.7
General and administrative	—	0.7
Other operating expense, net	19.6	18.5
Total	$19.6	$19.9

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Employee-related	$4.9	$4.8
Other costs	14.7	15.1
Total	$19.6	$19.9

For the three months ended March 31, 2021 and 2020, employee-related costs primarily consisted of dedicated project employee cost, severance, and retention; and other costs primarily consisted of consulting services. Employee-related and other costs are primarily recognized in Other operating expense, net of the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liability activity for the Growth, Reinvestment, and Restructuring Programs as of March 31, 2021:

Severance
(In millions)
Balance as of December 31, 2020	$4.9
Expenses recognized	0.7
Cash payments	(2.5)
Balance as of March 31, 2021	$3.1

Liabilities as of March 31, 2021 associated with total exit cost reserves relate to severance. The severance liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

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

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the amount collected but not yet remitted to the financial institutions:

	March 31, 2021	December 31, 2020
	(In millions)
Outstanding accounts receivable sold	$246.7	$284.3
Collections not remitted to financial institutions	128.8	202.8

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

The loss on sale of receivables was $0.5 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, and is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of March 31, 2021 or December 31, 2020, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	March 31, 2021	December 31, 2020
	(In millions)
Raw materials and supplies	$234.8	$231.0
Finished goods	418.2	367.6
Total inventories	$653.0	$598.6

6. ACQUISITIONS AND DIVESTITURES

Acquisitions

Pasta Acquisition

On December 11, 2020, the Company completed the acquisition of the majority of the U.S. branded pasta portfolio as well as a manufacturing facility in St. Louis, Missouri of Riviana Foods, Inc. ("Riviana Foods"), a subsidiary of Ebro Foods, S.A. ("Ebro Foods") for a purchase price of approximately $239.2 million in cash. Ebro Foods is a Spanish-based multinational food group operating primarily in the pasta and rice sectors. The acquisition includes the following brands: Skinner, No Yolks, American Beauty, Creamette, San Giorgio, Prince, Light ‘n Fluffy, Mrs. Weiss’, Wacky Mac, P&R Procino-Rossi, and New Mill. Additionally, the Company and Riviana Foods have a mutual put or call right to acquire or sell, respectively, the equipment utilized in the Riviana Foods Fresno, California facility for $5.0 million by December 31, 2021. The acquisition is expected to strengthen the Company's portfolio and expand its scale to better serve its national and regional customers. The acquisition was funded from the Company’s existing cash resources.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company allocated the intangible assets acquired to the Meal Preparation segment which included $68.0 million of customer relationships with an estimated life of 20 years, $43.0 million of trade names with an estimated life of 20 years, and $2.3 million of formulas/recipes with estimated life of 5 years. The aforementioned intangible assets will be amortized over their estimated useful lives. The Company increased the cost of acquired inventories by approximately $3.1 million as of December 31, 2020 and expensed $1.0 million as a component of Cost of sales during the three months ended March 31, 2021. The Company has allocated $57.8 million of goodwill to the Meal Preparation segment. Goodwill arises principally as a result of expansion opportunities of its scale to better serve its regional and national customers and plant operation synergies across its legacy Pasta category. The goodwill resulting from this acquisition is tax deductible. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company’s valuation analysis and the option to exercise its right to acquire the $5.0 million equipment utilized in the Fresno, California facility.

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

The following unaudited pro forma information shows the results of operations for the Company as if its pasta acquisition had been completed as of January 1, 2019. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination and related income taxes. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

Three Months Ended March 31,
2020
(Unaudited, in millions)
Pro forma net sales from continuing operations	$1,129.0
Pro forma net loss from continuing operations	(29.1)

Discontinued Operations

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

The RTE Cereal business continues to be classified as a discontinued operation as of March 31, 2021. Expected disposal losses of $0.3 million were recognized as an asset impairment charge during both the three months ended March 31, 2021 and 2020 within Net income from discontinued operations. The expected disposal loss for the RTE Cereal business is remeasured each period at the lower of carrying value or estimated fair value less costs to sell and is included in the valuation allowance in the balance sheet. Completion of the sale may be for amounts that could be significantly different from the current fair value estimate. The Company's estimate of fair value will be evaluated and recognized each reporting period until the divestiture is complete.

The Company has reflected the RTE Cereal business as a discontinued operation for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Results of discontinued operations are as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net sales	$47.5	$56.8
Cost of sales	41.4	47.9
Selling, general, administrative and other operating expenses	4.2	4.9
Other operating expense, net	—	0.5
Operating income from discontinued operations	1.9	3.5
Interest and other expense	0.4	1.3
Income tax expense	0.4	0.6
Net income from discontinued operations	$1.1	$1.6

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 include the following:

	March 31, 2021	December 31, 2020
	(In millions)
Inventories	$37.9	$33.3
Property, plant, and equipment, net	66.3	65.9
Operating lease right-of-use assets	4.2	5.1
Goodwill	53.5	53.5
Intangible assets, net	38.6	38.6
Valuation allowance	(126.0)	(125.7)
Total assets of discontinued operations	$74.5	$70.7

Accrued expenses and other liabilities	$1.0	$1.1
Operating lease liabilities	4.9	5.6
Total liabilities of discontinued operations	$5.9	$6.7

Other Divestitures

In-Store Bakery Facilities

On January 10, 2020, the Company entered into a definitive agreement to sell two of its In-Store Bakery facilities located in Fridley, Minnesota and Lodi, California, which manufacture breads, rolls, and cakes for in-store retail bakeries and food-away-from-home customers. These two facilities were included within the Snacking & Beverages reporting segment. On April 17, 2020, the sale of these facilities was completed for $26.9 million.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2021 are as follows:

	Meal Preparation	Snacking & Beverages	Total
	(In millions)
Balance at December 31, 2020, before accumulated impairment losses	$1,334.7	$888.5	$2,223.2
Accumulated impairment losses	(11.5)	(33.0)	(44.5)
Balance at December 31, 2020	1,323.2	855.5	2,178.7
Foreign currency exchange adjustments	0.7	0.5	1.2
Balance at March 31, 2021	$1,323.9	$856.0	$2,179.9

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of March 31, 2021 and December 31, 2020 are as follows:

		March 31, 2021			December 31, 2020
	Weighted Average Life Remaining (yrs.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets with finite lives:
Customer-related	9.7	$849.4	$(420.0)	$429.4	$848.5	$(406.4)	$442.1
Contractual agreements	—	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	14.8	96.2	(33.2)	63.0	96.2	(31.7)	64.5
Formulas/recipes	4.5	25.3	(22.5)	2.8	25.3	(22.1)	3.2
Computer software	6.9	197.8	(115.2)	82.6	194.8	(112.0)	82.8
Total finite lived intangibles	9.8	1,169.2	(591.4)	577.8	1,165.3	(572.7)	592.6

Intangible assets with indefinite lives:
Trademarks		22.6	—	22.6	22.4	—	22.4
Total intangible assets		$1,191.8	$(591.4)	$600.4	$1,187.7	$(572.7)	$615.0

8. INCOME TAXES

Income taxes were recognized at effective rates of (100.0)% and 55.1% for the three months ended March 31, 2021 and 2020, respectively. The change in the Company's effective tax rate for the three months ended March 31, 2021 compared to 2020 is primarily the result of benefits recognized in 2020 due to the enactment of the “Coronavirus Aid, Relief, and Economic Security Act” (the CARES Act), a change in the amount of valuation allowance recorded against certain deferred tax assets, and an increase in the amount of tax deductible stock based compensation in 2021. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $5.3 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $2.0 million of the $5.3 million could affect net income when settled.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. LONG-TERM DEBT

	March 31, 2021	December 31, 2020
	(In millions)
Revolving Credit Facility	$30.0	$—
Term Loan A	500.0	453.4
Term Loan A-1	930.0	672.6
2024 Notes	—	602.9
2028 Notes	500.0	500.0
Finance leases	4.0	4.1
Total outstanding debt	1,964.0	2,233.0
Deferred financing costs	(18.3)	(18.3)
Less current portion	(15.9)	(15.7)
Total long-term debt	$1,929.8	$2,199.0

The scheduled maturities of outstanding debt, excluding deferred financing costs, at March 31, 2021 are as follows (in millions):

Remainder of 2021	$12.0
2022	15.5
2023	15.0
2024	14.9
2025	14.5
Thereafter	1,892.1
Total outstanding debt	$1,964.0

Credit Agreement

On March 26, 2021, the Company entered into Amendment No. 3 (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of December 1, 2017 (the "Credit Agreement") among the Company, the other loan parties thereto, the lenders from time to time party thereto and Bank of America N.A., as administrative agent, swing line lender and L/C issuer. Under the Amendment, among other things, the parties have agreed to: (i) amend and extend the maturity date of the Revolving Credit Facility and Tranche A-1 Term Loans until March 26, 2026 and the maturity date of the Term A Loans until March 26, 2028 (each as defined in the Credit Agreement), (ii) refinance and increase the existing Term Loan amounts by $304.0 million, and (iii) include customary provisions under the Amendment providing for the replacement of LIBOR with any successor rate. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended March 31, 2021 was 1.74%. Including the impact of interest rate swap agreements in effect as of March 31, 2021, the average rate increased to 2.20%.

Revolving Credit Facility — During the three months ended March 31, 2021, the Company drew $30.0 million from its $750.0 million Revolving Credit Facility. As of March 31, 2021, the Company had remaining availability of $697.3 million under the Revolving Credit Facility, and there were $22.7 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

2024 Notes — The Company previously issued 6.000% notes in the aggregate principal amount of $775 million due on February 15, 2024 (the "2024 Notes"). On February 16, 2021 the Company, through Wells Fargo Bank, National Association, as trustee (the "Trustee"), completed a partial redemption of $200.0 million of its 2024 Notes, and on March 31, 2021, the Company completed the full redemption of the remaining $402.9 million outstanding principal of its 2024 Notes at a price of 101.50% of the principal amount, plus accrued and unpaid interest to, but not including, each redemption date (the "2024 Notes Redemption").

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2028 Notes — On September 9, 2020, the Company completed its public offering of $500 million aggregate principal amount of its 4.000% senior notes due September 1, 2028 (the "2028 Notes").

Loss on Extinguishment of Debt — For the three months ended March 31, 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million.

Fair Value - At March 31, 2021, the aggregate fair value of the Company's total debt was $1,963.8 million and its carrying value was $1,960.0 million. At December 31, 2020, the aggregate fair value of the Company's total debt was $2,250.4 million and its carrying value was $2,228.9 million. The fair values of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

10. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share data)
Weighted average common shares outstanding	56.0	56.3
Assumed exercise/vesting of equity awards (1)	0.5	—
Weighted average diluted common shares outstanding	56.5	56.3

(1)For the three months ended March 31, 2020, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.4 million and 2.1 million for the three months ended March 31, 2021 and 2020, respectively.

11. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 17.5 million, of which approximately 3.4 million remained available at March 31, 2021.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net income (loss) from continuing operations are as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Compensation expense related to stock-based payments	$4.9	$7.9
Related income tax benefit	1.4	2.1

All amounts below include continuing and discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time in approximately three equal installments on each of the first three anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have elected to defer receipt of their awards until either their departure from the Board of Directors or a specified date beyond the first anniversary of the grant date.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2021:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2020	707	$47.92	125	$54.67
Granted	335	52.18	1	53.84
Vested	(307)	46.64	—	—
Forfeited	(37)	52.48	—	—
Outstanding, at March 31, 2021	698	50.33	126	54.66
Vested and deferred, at March 31, 2021			91	55.88

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fair value of vested restricted stock units	$16.4	$8.4
Tax benefit recognized from vested restricted stock units	2.3	1.4

Future compensation costs related to restricted stock units are approximately $34.8 million as of March 31, 2021 and will be recognized on a weighted average basis over the next 2.3 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain both service and performance conditions. For awards granted in years prior to 2020, for each year of the three-year performance period, one-third of the units will accrue, multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures. Accrued shares are not earned until the end of the full three-year performance period. For performance unit awards granted in 2020 and 2021, performance goals are set and measured annually with one-quarter of the units eligible to accrue for each year in the three-year performance period. Accrued shares are earned at the end of the three-year performance period. Additionally, for the cumulative three-year performance period, one-quarter of the units will accrue. In 2021, certain executive members of management received awards that had a market condition as described below. For both the annual and cumulative shares, the earned shares are equal to the number of units granted multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures. Accrued units will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so.

In 2021, the Compensation Committee of the Board approved performance unit awards granted to certain executive members of management that include a relative total shareholder return market condition that is measured over a three-year performance period in addition to the existing operating performance measures. The units will accrue, multiplied by a predefined percentage generally between 0% and 200% for the operating performance measures and 0% and 150% for the relative total shareholder return measure, depending on the achievement attained for each performance measure. The fair value of the portion of the award earned based on relative total shareholder return was valued using a Monte Carlo simulation model with a grant-date fair value of $59.16 on approximately 23,200 units granted. These awards will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The assumptions used in the Monte Carlo simulation were as follows:

Three Months Ended March 31,
2021
Dividend yield	0%
Risk-free rate	0.14%
Expected volatility	35.65%
Expected term (in years)	2.75

The following table summarizes the performance unit activity during the three months ended March 31, 2021:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2020	541	$52.38
Granted	166	52.80
Vested	(105)	45.79
Forfeited	(47)	58.14
Unvested, at March 31, 2021	555	54.07

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fair value of vested performance units	$5.6	$3.3
Tax benefit recognized from performance units vested	0.3	0.6

Future compensation costs related to the performance units are estimated to be approximately $18.0 million as of March 31, 2021 and are expected to be recognized over the next 1.9 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the date of grant. The fair value of the portion of certain awards earned based on relative total shareholder return was valued using a Monte Carlo simulation model.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2019	$(79.4)	$(4.6)	$(84.0)
Other comprehensive loss before reclassifications	(15.9)	—	(15.9)
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive (loss) income	(15.9)	0.1	(15.8)
Balance at March 31, 2020	$(95.3)	$(4.5)	$(99.8)

Balance at December 31, 2020	$(67.3)	$3.3	$(64.0)
Other comprehensive income before reclassifications	0.9	—	0.9
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive income	0.9	0.1	1.0
Balance at March 31, 2021	$(66.4)	$3.4	$(63.0)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three months ended March 31, 2021 and 2020.
(2)Refer to Note 13 for additional information regarding these reclassifications.

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

Components of net periodic pension benefit are as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Service cost	$0.2	$0.4
Interest cost	2.2	2.7
Expected return on plan assets	(3.5)	(3.6)
Amortization of unrecognized net loss	0.1	0.1
Net periodic pension benefit	$(1.0)	$(0.4)

Components of net periodic postretirement cost are as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Interest cost	$0.2	$0.2
Net periodic postretirement cost	$0.2	$0.2

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

All five complaints make substantially similar allegations (though the amended complaint in Tarara now contains additional detail). Essentially, the complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company’s business, operations, and future prospects; and (ii) failed to disclose that (a) the Company’s private label business was underperforming; (b) the Company’s Flagstone business was underperforming; (c) the Company’s acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse’s statements lacked reasonable basis. The complaints allege that these actions artificially inflated the market price of TreeHouse common stock during the class period, thus purportedly harming investors. The Bartelt action also includes substantially similar allegations concerning events in 2017, and the Ann Arbor complaint also seeks contribution from the individual defendants for losses incurred by the company in these litigations. We believe that these claims are without merit and intend to defend against them vigorously, but note that, as described below, an agreement in principle has been reached to resolve the federal securities class action.

Due to the similarity of the complaints, the parties in Wells and Lavin entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees’ entering an order resolving defendants’ anticipated motion to dismiss therein or (ii) plaintiffs’ counsel receiving notification of a settlement of Public Employees’ or until otherwise agreed to by the parties. On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees’ Court’s denial of the motion to dismiss in February 2018. The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively. On June 25, 2019, the parties jointly moved to consolidate the Bartelt matter with Lavin, so that it would be subject to the Lavin deferral order. This motion was granted on June 27, 2019, and Bartelt is now consolidated with Lavin and deferred. The parties filed a status report on April 13, 2021. Similarly, Ann Arbor was consolidated with Wells on August 13, 2019, and is now deferred. On February 8, 2021, the plaintiffs in Wells moved to modify the deferral order to lift the stay, and defendants thereafter opposed the motion. On April 15, 2021, the court denied the motion and set a status hearing for July 15, 2021.

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

On December 16, 2019, the parties agreed to extend the case schedule 90 days. This agreed motion was granted on December 25, 2019. At a status conference on March 10, 2020, the parties informed the court that they intended to engage in a second mediation and the court extended then-upcoming deadlines under the case schedule, pending a further status report from the parties regarding the extent of the stay needed to facilitate mediation. The court subsequently issued multiple general orders as a result of the COVID-19 outbreak, which together postponed all case deadlines for a total of 77 days. On June 9, 2020, the parties filed a joint status report informing the court that mediation had been scheduled for July 9, 2020. The next day, the court stayed the case pending the outcome of mediation. Any in-person mediation was thereafter postponed due to ongoing COVID-19 concerns, and the parties proceeded to mediate remotely. On April 19, 2021, the parties advised the Court that they have reached an agreement in principle to resolve the matter, subject to various conditions, definitive documentation, and Court approval. The agreement contemplates a cash payment of $27.0 million (funded by D&O insurance) in exchange for dismissal with prejudice of the class claims and full releases. As a result of these developments, the Company has recorded a $27.0 million liability and a corresponding insurance receivable within Accrued expenses and Prepaid expenses and other current assets, respectively, in the Condensed Consolidated Balance Sheets as of March 31, 2021.

The Company is party to matters challenging its wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. Ralcorp Holdings, Inc., et al, pending in the U.S. District Court for the Central District of California, in which plaintiffs allege a pattern of violations of California and/or federal law at three former Company manufacturing facilities in California. The Company has notified the Court that it has reached a preliminary settlement understanding with the Negrete plaintiffs that would resolve all associated matters for a payment by the Company of $9.0 million. The preliminary understanding reached with the Negrete plaintiffs involves procedural requirements and Court approval which may continue through 2021. As a result of these developments, the Company has an accrual for a $9.0 million liability within Accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2021.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments include interest rate risk, foreign currency risk, commodity price risk, and risk associated with the unfunded portion of the Company's deferred compensation liability. Derivative contracts are entered into for periods consistent with the related underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into derivative instruments for trading or speculative purposes.

Interest Rate Swap Agreements - The Company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps to hedge our exposure to changes in interest rates, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.

As of March 31, 2021, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $875.0 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 2.68% in 2020 and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recognized in the Condensed Consolidated Statements of Operations.

Foreign Currency Contracts - Due to the Company’s foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. These contracts do not qualify for hedge accounting and changes in their fair value are recognized in the Condensed Consolidated Statements of Operations. As of March 31, 2021, the Company had $7.8 million of foreign currency contracts outstanding, expiring throughout 2021 and 2022.

Commodity Contracts - Certain commodities the Company uses in the production and distribution of its products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company records their fair value on the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, corn, coffee, flour, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of March 31, 2021, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2021 and 2022; 12.0 million gallons of diesel, expiring throughout 2021; 5.5 million dekatherms of natural gas, expiring throughout 2021 and 2022; 1.5 million pounds of coffee, expiring throughout 2021; 17.5 million pounds of resin, expiring throughout 2021, and 2.2 million bushels of flour, expiring throughout 2021.

Total Return Swap Contract - In March 2021, the Company entered into an economic hedge program that uses a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total return swap contract is treated as an economic hedge, the Company has not designated it as a hedge for accounting purposes. The total return swap contract is measured at fair value and recognized in the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations. As of March 31, 2021, the notional value of the total return swap contract was $10.3 million.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 The following table identifies the fair value of each derivative instrument:

	March 31, 2021	December 31, 2020
	(In millions)
Asset derivatives
Commodity contracts	$14.4	$12.6
Total return swap contract	0.1	—
	$14.5	$12.6
Liability derivatives
Commodity contracts	$0.3	$0.7
Foreign currency contracts	0.3	—
Interest rate swap agreements	77.7	97.4
	$78.3	$98.1

Asset derivatives are included within Prepaid expenses and other current assets and liability derivatives are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

The fair values of the commodity contracts, foreign currency contracts, interest rate swap agreements, and the total return swap contract are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the commodity contracts, foreign currency contracts, interest rate swap agreements, and total return swap contract are based on an analysis comparing the contract rates to the market rates at the balance sheet date.

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended March 31,
	Recognized in Net Income (Loss)	2021	2020
		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other (income) expense, net	$2.2	$(12.6)
Foreign currency contracts	Other (income) expense, net	(0.3)	0.5
Interest rate swap agreements	Other (income) expense, net	19.7	(52.0)
Total return swap contract	General and administrative	0.1	—
Total unrealized gain (loss)		$21.7	$(64.1)
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$7.6	$(1.5)
Foreign currency contracts	Cost of sales	—	0.1
Interest rate swap agreements	Interest expense	(6.1)	(0.8)
Total realized gain (loss)		$1.5	$(2.2)
Total gain (loss)		$23.2	$(66.3)

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income. Direct operating income is defined as gross profit less freight out, sales commissions, and direct selling, general, and administrative expenses. The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling, general, and administrative expenses, unallocated costs of sales, and unallocated corporate expenses (amortization expense, other operating expense, and asset impairment). The accounting policies of the Company’s segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Financial information relating to the Company’s reportable segments on a continuing operations basis is as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net sales to external customers:
Meal Preparation	$678.5	$673.6
Snacking & Beverages	378.8	411.3
Total	$1,057.3	$1,084.9
Direct operating income:
Meal Preparation	$80.5	$86.3
Snacking & Beverages	41.7	48.1
Total	122.2	134.4
Unallocated selling, general, and administrative expenses	(69.0)	(71.4)
Unallocated cost of sales (1)	(4.1)	3.2
Unallocated corporate expense and other (1)	(38.1)	(36.0)
Operating income	$11.0	$30.2

(1)Includes charges related to growth, reinvestment, and restructuring programs and other costs managed at corporate. Other costs include incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregation of Revenue

Segment revenue disaggregated by product category groups are as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Center store grocery	$414.1	$432.0
Main course	264.4	241.6
Total Meal Preparation	678.5	673.6
Sweet & savory snacks	273.0	305.0
Beverages & drink mixes	105.8	106.3
Total Snacking & Beverages	378.8	411.3
Total net sales	$1,057.3	$1,084.9

Segment revenue disaggregated by sales channel are as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Retail grocery	$852.1	$885.5
Food-away-from-home	65.2	74.0
Industrial, co-manufacturing, and other	140.0	125.4
Total net sales	$1,057.3	$1,084.9

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

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three month periods ended March 31, 2021 and 2020. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Debt Refinancing

On March 26, 2021, the Company amended its Second Amended and Restated Credit Agreement, dated as of December 1, 2017 (the "Credit Agreement") which extended the maturity date of the Revolving Credit Facility and Tranche A-1 Term Loans until March 26, 2026 and the maturity date of the Term A Loans until March 26, 2028, and the amendment refinanced and increased the existing Term Loan amounts by $304.0 million. Additionally, the Company drew $30.0 million from its $750.0 million Revolving Credit Facility. The net proceeds from Term Loan A-1, Term Loan A, and Revolving Credit Facility as well as available cash on hand were used to fund the redemption of all of the $602.9 million outstanding principal amount of the 2024 Notes. Refer to Note 9 to our Condensed Consolidated Financial Statements for additional information.

COVID-19

In December 2019, a novel coronavirus disease ("COVID-19") was first reported and subsequently characterized by the World Health Organization ("WHO") as a pandemic in March 2020. The spread of COVID-19 throughout the United States and the rest of the world continues to have an impact on the global economy, our business, and industry. Our cross-functional task force continues to monitor and coordinate the Company's response to COVID-19 including the ongoing defense of the health and safety of our employees.

The COVID-19 pandemic impacted consumer behavior and resulted in at-home consumption compared to food-away-from-home consumption. This consumer consumption trend has continued through the first quarter of 2021 and benefits our retail grocery business which comprises approximately 80% of total net sales. The majority of food-away-from home channel sales are within our Meal Preparation segment, and the impact of the COVID-19 pandemic partially offsets the benefit from retail grocery within this segment. However, our Snacking & Beverages segment is mostly comprised of retail grocery, and therefore, this segment continues to benefit from the at-home consumption as a result of the COVID-19 pandemic. Changes in consumer behavior consumption patterns have impacted and could continue to impact our revenues and earnings.

We continue to monitor the impact of the COVID-19 pandemic on our supply chain network and continue to incur incremental costs related to COVID-19 to address the safety and welfare of our employees. Further, there have been increased costs associated with a tighter labor market due to COVID-19 related absenteeism and labor-related restrictions. The COVID-19 environment has also caused freight rates to increase due to tighter capacity and stronger demand in the trucking market with the higher shipping volume of products and groceries at-home. These trends have impacted and could continue to impact our margins and pricing.

The impact of COVID-19 continues to remain uncertain and depends on the duration and severity of the pandemic; federal, state, and local government actions taken in response; the macroeconmonic environment; and the rollout of the vaccination programs and potential risks of new strains of the virus. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, consumer consumption patterns, supply chain, results of operations, and financial condition.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2021		2020
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,057.3	100.0%	$1,084.9	100.0%
Cost of sales	876.2	82.9	890.0	82.0
Gross profit	181.1	17.1	194.9	18.0
Operating expenses:
Selling and distribution	68.7	6.5	65.1	6.0
General and administrative	63.3	6.0	63.6	5.9
Amortization expense	18.4	1.7	17.5	1.6
Other operating expense, net	19.7	1.8	18.5	1.7
Total operating expenses	170.1	16.0	164.7	15.2
Operating income	11.0	1.1	30.2	2.8
Other expense:
Interest expense	25.1	2.4	24.8	2.3
Loss on extinguishment of debt	14.4	1.4	—	—
(Gain) loss on foreign currency exchange	(1.3)	(0.1)	14.4	1.3
Other (income) expense, net	(27.4)	(2.6)	64.0	5.9
Total other expense	10.8	1.1	103.2	9.5
Income (loss) before income taxes	0.2	—	(73.0)	(6.7)
Income tax benefit	(0.2)	—	(40.2)	(3.7)
Net income (loss) from continuing operations	0.4	—	(32.8)	(3.0)
Net income from discontinued operations	1.1	0.1	1.6	0.1
Net income (loss)	$1.5	0.1%	$(31.2)	(2.9)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Continuing Operations

Net Sales — First quarter net sales decreased by $27.6 million, or 2.5%, in 2021 compared to 2020. The change in net sales from the first quarter of 2020 to the first quarter of 2021 was due to the following:

	Dollars	Percent
	(In millions)
2020 Net sales	$1,084.9
Volume/mix excluding acquisitions and divestitures	(50.8)	(4.7)%
Pricing	(3.1)	(0.3)
Volume/mix related to divestitures	(18.5)	(1.7)
Acquisition	40.9	3.8
Foreign currency	3.9	0.4
2021 Net sales	$1,057.3	(2.5)%

Volume/mix related to divestitures		1.7
Acquisition		(3.8)
Foreign currency		(0.4)
Percent change in organic net sales (1)		(5.0)%

(1) Organic net sales is a Non-GAAP financial measure. Refer to the definition within the "Non-GAAP Measures" section.

Organic net sales decreased 5.0% in the first quarter of 2021 compared to 2020 driven by:

•Volume/mix excluding acquisitions and divestitures was unfavorable 4.7% year-over-year primarily due to decreased retail demand as a result of lapping consumer pantry stocking in March 2020 from the uncertainty of the COVID-19 pandemic. This was partially offset by distribution gains which outpaced distribution losses.
•Pricing was slightly unfavorable driven by the carryover impact of prior year pricing adjustments.

Additionally, lower volume/mix related to the divestiture of the two In-Store Bakery facilities was unfavorable 1.7%. This was more than offset by the favorable impact of the inclusion of the business from the pasta acquisition of 3.8% and favorable foreign exchange of 0.4% resulting in a year-over-year decrease in reported net sales of 2.5%.

Gross Profit — Gross profit as a percentage of net sales was 17.1% in the first quarter of 2021, compared to 18.0% in the first quarter of 2020, a decrease of 0.9 percentage points. The decrease is primarily due to lower volume from reduced COVID-19 pandemic demand, commodity inflation, and incremental costs incurred in response to the COVID-19 pandemic, including increased production shifts, supplemental pay, protective equipment for employees, and additional sanitation measures. This was partially offset by increased volume from the inclusion of the business from the pasta acquisition and favorable channel mix.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 16.0% in the first quarter of 2021 compared to 15.2% in the first quarter of 2020, an increase of 0.8 percentage points. The increase is primarily attributable to integration costs associated with the recent pasta acquisition, higher freight costs due to reduced market capacity and an increase in spot market usage, and professional services fees related to shareholder activism. This was partially offset by lower employee incentive compensation expense.

Total Other Expense — Total other expense decreased by $92.4 million to $10.8 million in the first quarter of 2021 compared to $103.2 million in the first quarter of 2020. The decrease was primarily related to favorable non-cash mark-to-market impacts from hedging activities, driven by interest rate swaps and commodity contracts, and favorable currency exchange rate impacts between the U.S. and Canada compared to unfavorable mark-to-market and currency exchange impacts in the prior year. This was partially offset by a loss on extinguishment of debt.

Income Taxes — Income taxes were recognized at an effective rate of (100.0)% in the first quarter of 2021 compared to 55.1% recognized in the first quarter of 2020. The change in the Company’s effective tax rate is primarily the result of benefits recognized in 2020 due to the enactment of the CARES Act and a change in the amount of valuation allowance recorded against certain deferred tax assets, and an increase in the amount of tax deductible stock based compensation in 2021.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net income from discontinued operations decreased $0.5 million in the first quarter of 2021 compared to the first quarter of 2020. The decrease is primarily related to lower Ready-to-eat Cereal volume due to decreased retail demand as a result of lapping consumer pantry stocking in March 2020 from the uncertainty of the COVID-19 pandemic. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 — Results by Segment

	Three Months Ended March 31, 2021
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$678.5	100.0%	$378.8	100.0%
Cost of sales	560.4	82.6	311.7	82.3
Gross profit	118.1	17.4	67.1	17.7
Freight out and commissions	28.1	4.1	19.3	5.1
Direct selling, general, and administrative	9.5	1.4	6.1	1.6
Direct operating income	$80.5	11.9%	$41.7	11.0%

	Three Months Ended March 31, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$673.6	100.0%	$411.3	100.0%
Cost of sales	554.1	82.3	339.0	82.4
Gross profit	119.5	17.7	72.3	17.6
Freight out and commissions	25.3	3.7	18.6	4.5
Direct selling, general, and administrative	7.9	1.2	5.6	1.4
Direct operating income	$86.3	12.8%	$48.1	11.7%

The change in net sales by segment from the first quarter of 2020 to the first quarter of 2021 was due to the following:

	Three Months Ended March 31,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2020 Net sales	$673.6		$411.3
Volume/mix excluding acquisitions and divestitures	(37.1)	(5.5)%	(13.7)	(3.4)%
Pricing	(1.2)	(0.2)	(1.9)	(0.5)
Volume/mix related to divestitures	—	—	(18.5)	(4.4)
Acquisition	40.9	6.1	—	—
Foreign currency	2.3	0.3	1.6	0.4
2021 Net sales	$678.5	0.7%	$378.8	(7.9)%

Volume/mix related to divestitures		—		4.4
Acquisition		(6.1)		—
Foreign currency		(0.3)		(0.4)
Percent change in organic net sales		(5.7)%		(3.9)%

Meal Preparation

Net sales in the Meal Preparation segment increased $4.9 million, or 0.7%, in the first quarter of 2021 compared to the first quarter of 2020. The change in net sales was primarily driven by the favorable impact of the inclusion of the business from the pasta acquisition and distribution gains that outpaced distribution losses. This was partially offset by decreased retail demand as a result of lapping consumer pantry stocking in March 2020 from the uncertainty of the COVID-19 pandemic. Organic net sales in the Meal Preparation segment decreased by 5.7% year-over-year.

Direct operating income as a percentage of net sales decreased 0.9 percentage points in the first quarter of 2021 compared to the first quarter of 2020. This decrease was due to lower volume from reduced COVID-19 pandemic demand, increased operational costs as a result of severe winter weather in certain regions of the U.S., commodity inflation, and higher freight costs due to reduced market capacity and an increase in spot market usage. This was partially offset by increased volume from the inclusion of the business from the pasta acquisition and favorable channel mix.

Snacking & Beverages

Net sales in the Snacking & Beverages segment decreased $32.5 million, or 7.9%, in the first quarter of 2021 compared to the first quarter of 2020. The change in net sales was due to decreased retail demand as a result of lapping consumer pantry stocking in March 2020 from the uncertainty of the COVID-19 pandemic and lower volume/mix due to divestitures. This was partially offset by distribution gains which outpaced distribution losses and innovation with new items. Organic net sales in the Snacking & Beverages segment decreased 3.9% year-over-year.

Direct operating income as a percentage of net sales decreased 0.7 percentage points in the first quarter of 2021 compared to the first quarter of 2020. The decrease was due to lower volume from reduced COVID-19 pandemic demand and higher freight costs due to reduced market capacity and an increase in spot market usage.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, including our strategic growth initiatives, conducting acquisitions, and managing its capital structure on a short and long-term basis. If additional borrowings are needed, approximately $697.3 million was available under the Revolving Credit Facility as of March 31, 2021. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

At this time, COVID-19 has not had a material adverse impact on our operations, and we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. Under the CARES Act, we deferred the payment of $22.8 million in payroll taxes in 2020, which will be paid equally in the fourth quarters of 2021 and 2022. In addition, we are actively monitoring the collectability of all of our outstanding trade receivables, including those within our food-away-from-home channel, which comprises less than 10% of our revenue. Given the dynamic nature of COVID-19, we will continue to assess our liquidity needs while additionally managing our discretionary spending and investment strategies.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$(5.5)	$68.5
Investing activities of continuing operations	(13.2)	(26.0)
Financing activities of continuing operations	(293.3)	92.3
Cash flows from discontinued operations	(3.5)	(6.3)

Operating Activities From Continuing Operations

Cash used in operating activities of continuing operations was $5.5 million in the first three months of 2021 compared to cash provided by operating activities of $68.5 million in the first three months of 2020, a decrease of $74.0 million. The decrease was primarily attributable to lower cash earnings, slower inventory turnover as a result of lapping consumer pantry stocking in March 2020 from the uncertainty of the COVID-19 pandemic, and increased inventory levels to improve service. This was partially offset by higher usage of the Receivables Sales Program. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information.

Investing Activities From Continuing Operations

Cash used in investing activities of continuing operations was $13.2 million in the first three months of 2021 compared to $26.0 million in the first three months of 2020, a decrease in cash used of $12.8 million. This was driven by proceeds received from the sale of our investments during the three months ended March 31, 2021 as the Company entered into a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional information. This was partially offset by the non-recurrence of the receipt of proceeds from the sale of the Minneapolis, Minnesota facility in the prior year.

Financing Activities From Continuing Operations

Net cash used in financing activities of continuing operations was $293.3 million in the first three months of 2021 compared to cash provided by financing activities of $92.3 million in the first three months of 2020, a decrease in cash provided by financing activities of $385.6 million. The decrease is primarily attributable to the redemption of the 2024 Notes and smaller draw on the Company's Revolving Credit Facility during the first three months of 2021 compared to the first three months of 2020. This was partially offset by the amendment of the Credit Agreement which resulted in an increase in Term Loan balances used to fund the redemption of the 2024 Notes.
Cash Flows From Discontinued Operations

Our cash used in discontinued operations was $3.5 million in the first three months of 2021 compared to $6.3 million in the first three months of 2020, a decrease in cash used of $2.8 million. The decrease in cash used in discontinued operations is primarily attributable to a non-recurring payment of a working capital adjustment from the 2019 sale of the Snacks division that occurred during the three months ended March 31, 2020. This was partially offset by a decrease in cash flow provided by operating activities from the Ready-to-eat Cereal business.

Free Cash Flow From Continuing Operations
In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow from continuing operations (a Non-GAAP measure) which represents net cash (used in) provided by operating activities from continuing operations less capital expenditures. We believe free cash flow is an important measure of operating performance because it provides management and investors a measure of cash generated from operations that is available for mandatory payment obligations and investment opportunities such as funding acquisitions, repaying debt, repurchasing public debt, and repurchasing our common stock.

The following table reconciles cash flow (used in) provided by operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure).

	Three Months Ended March 31,
	2021	2020
	(In millions)
Cash flow (used in) provided by operating activities from continuing operations	$(5.5)	$68.5
Less: Capital expenditures	(31.3)	(31.1)
Free cash flow from continuing operations	$(36.8)	$37.4

Debt Obligations

At March 31, 2021, we had $30.0 million outstanding under the Revolving Credit Facility, $500.0 million outstanding under Term Loan A, $930.0 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $4.0 million of other obligations. In addition, at March 31, 2021, there were $22.7 million in letters of credit of which under the Revolving Credit Facility that were issued but undrawn.

Also, at March 31, 2021, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $697.3 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the "Amended and Restated Credit Agreement") for the three months ended March 31, 2021 averaged 1.74%. Including the interest rate swap agreements in effect as of March 31, 2021, the average rate increased to 2.20%.

We are in compliance with all applicable financial debt covenants as of March 31, 2021. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

Guarantor Summarized Financial Information

The 2028 Notes issued by TreeHouse Foods, Inc. are fully and unconditionally, as well as jointly and severally, guaranteed by our directly and indirectly owned domestic subsidiaries, which are collectively known as the "Guarantor Subsidiaries." The guarantees of the Guarantor Subsidiaries are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

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

		TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statements of Operations		Three Months Ended March 31, 2021
		(unaudited, in millions)
Net sales		$997.1
Gross profit		162.4
Net loss from continuing operations		(6.1)
Net income from discontinued operations		1.1
Net loss		(5.0)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	March 31, 2021	December 31, 2020
	(unaudited, in millions)
Current assets	$971.5	$1,201.9
Noncurrent assets	3,686.1	3,754.0
Current liabilities	852.5	912.2
Noncurrent liabilities	2,303.2	2,618.1

The following is a description of the transactions between the combined TreeHouse Foods, Inc. and Guarantor Subsidiaries with Non-Guarantor Subsidiaries:

		TreeHouse Foods, Inc. and Guarantor Subsidiaries
		Three Months Ended March 31, 2021
		(unaudited, in millions)
Net sales to Non-Guarantor Subsidiaries		$19.5
Purchases from Non-Guarantor Subsidiaries		65.4

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
	March 31, 2021	December 31, 2020
	(unaudited, in millions)
Amount due from Non-Guarantor Subsidiaries	$7.4	$10.6

Known Trends and Uncertainties

Commodity Inflation

The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We believe the overall food and beverage industry is facing significant inflation across several agricultural commodities, specifically edible oils (soybean, coconut, canola, and palm), wheat, durum, coffee, and oats. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities we expect are required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for competitive reasons, we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

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

Organic Net Sales

Organic net sales is defined as net sales excluding the impacts of SKU rationalization, the net sales associated with the pasta acquisition from Riviana Foods, foreign currency, and the net sales associated with the divestiture of the In-Store Bakery facilities, which closed on April 17, 2020. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management.

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per diluted share from continuing operations ("adjusted diluted EPS") reflects adjustments to GAAP earnings (loss) per diluted share from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, the impact of the COVID-19 pandemic, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended March 31,
		2021	2020
		(unaudited)
Diluted earnings (loss) per share from continuing operations (GAAP)		$0.01	$(0.58)
Growth, reinvestment, restructuring programs & other	(1)	0.35	0.36
Loss on extinguishment of debt	(2)	0.25	—
COVID-19	(3)	0.16	(0.09)
Acquisition, integration, divestiture, and related costs	(4)	0.09	—
Shareholder activism	(5)	0.04	—
Tax indemnification	(6)	—	0.01
Foreign currency (gain) loss on re-measurement of intercompany notes	(7)	(0.03)	0.26
Mark-to-market adjustments	(8)	(0.38)	1.13
Taxes on adjusting items		(0.13)	(0.72)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$0.36	$0.37

During the three months ended March 31, 2021 and 2020, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)     The Company's growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. For the three months ended March 31, 2021 and 2020, the Company incurred growth, reinvestment, and restructuring program costs of approximately $19.6 million and $19.9 million, respectively. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional details. Additionally, the Company recognized other items affecting comparability including recovery of insurance proceeds related to a prior period product recall, consulting fees associated with the CFO transition, and regulatory compliance costs related to changes in nutrition labeling requirements. These other items were approximately $(0.1) million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

(2)     For the three months ended March 31, 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million. Refer to Note 9 to our Condensed Consolidated Financial Statements for additional details.

(3)     During 2021 and 2020, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures. These costs were approximately $8.8 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2020, these costs were more than offset by an income tax benefit due to the enactment of the CARES Act of approximately $6.0 million.

(4)     Acquisition, integration, divestiture, and related costs represents costs associated with completed and potential divestitures, completed and potential acquisitions, the related integration of the acquisitions, and gains or losses on the divestiture of a business. Refer to Note 6 to our Consolidated Financial Statements for additional details.

(5)     The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(6)    The tax indemnification line represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(7)     The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $1.5 million and foreign currency losses of $14.9 million for the three months ended March 31, 2021 and 2020, respectively, to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.

(8)     The Company’s derivative contracts are marked-to-market each period. The non-cash unrealized changes in fair value recognized in Other (income) expense, net within the Condensed Consolidated Statements of Operations are treated as Non-GAAP adjustments. As the contracts are settled, realized gains and losses are recognized, and only the mark-to-market impacts are treated as Non-GAAP adjustments. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional details.

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

Adjusted EBIT from continuing operations represents adjusted net income from continuing operations before interest expense, interest income, and income tax expense. Adjusted EBITDA from continuing operations represents adjusted EBIT from continuing operations before depreciation and amortization expense and non-cash stock-based compensation expense. Effective January 1, 2021, non-cash stock-based compensation expense was added as an adjustment to our calculation of Adjusted EBITDA in order to better reflect our core operating performance. Prior period amounts have been recast to conform to this presentation. Adjusted EBIT from continuing operations and adjusted EBITDA from continuing operations are performance measures commonly used by management to assess operating performance, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.
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

The following table reconciles the Company’s net income (loss) from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, and Adjusted EBITDA from continuing operations for the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31,
		2021	2020
		(unaudited in millions)
Net income (loss) from continuing operations (GAAP)		$0.4	$(32.8)
Growth, reinvestment, restructuring programs & other	(1)	19.5	20.5
Loss on extinguishment of debt	(2)	14.4	—
COVID-19	(3)	8.8	(5.1)
Acquisition, integration, divestiture, and related costs	(4)	5.3	(0.1)
Shareholder activism	(5)	2.1	—
Tax indemnification	(6)	—	0.8
Foreign currency (gain) loss on re-measurement of intercompany notes	(7)	(1.5)	14.9
Mark-to-market adjustments	(8)	(21.6)	64.1
Less: Taxes on adjusting items		(6.9)	(41.6)
Adjusted net income from continuing operations (Non-GAAP)		20.5	20.7
Interest expense		25.1	24.8
Interest income		(4.1)	(4.0)
Income taxes (excluding COVID-19 tax benefit)		(0.2)	(34.2)
Add: Taxes on adjusting items		6.9	41.6
Adjusted EBIT from continuing operations (Non-GAAP)		48.2	48.9
Depreciation and amortization		53.5	49.8
Stock-based compensation expense	(9)	4.5	7.9
Adjusted EBITDA from continuing operations (Non-GAAP)		$106.2	$106.6

Adjusted net income margin from continuing operations		1.9%	1.9%
Adjusted EBIT margin from continuing operations		4.6%	4.5%
Adjusted EBITDA margin from continuing operations		10.0%	9.8%

		Location in Condensed	Three Months Ended March 31,
		Consolidated Statements of Operations	2021	2020
			(unaudited in millions)
(1)	Growth, reinvestment, restructuring programs & other	Other operating expense, net	$19.6	$18.5
		General and administrative	—	0.7
		Cost of sales	(0.1)	0.6
		Selling and distribution	—	0.7
(2)	Loss on extinguishment of debt	Loss on extinguishment of debt	14.4	—
(3)	COVID-19	Cost of sales	8.8	0.9
		Income tax benefit	—	(6.0)
(4)	Acquisition, integration, divestiture, and related costs	General and administrative	3.9	(0.1)
		Cost of sales	1.3	—
		Other operating expense, net	0.1	—
(5)	Shareholder activism	General and administrative	2.1	—
(6)	Tax indemnification	Other (income) expense, net	—	0.8
(7)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(1.5)	14.9
(8)	Mark-to-market adjustments	Other (income) expense, net	(21.6)	64.1
(9)	Stock-based compensation expense included as an adjusting item	Other operating expense, net	0.4	—

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims, and other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits.

See Note 14 to our Condensed Consolidated Financial Statements included herein and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional information about our commitments and contingent obligations.

Except for changes to the scheduled maturities of debt obligations and debt interest payments due to the Company's debt refinancing as disclosed in Note 9 to our Condensed Consolidated Financial Statements, there were no material changes outside the ordinary course of business within the Contractual Obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company’s Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company’s critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to the Company's critical accounting policies in the three months ended March 31, 2021.

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

The words "anticipate," "believe," "estimate," "project," "expect," "intend," "plan," "should," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: risks related to the impact of the ongoing COVID-19 outbreak on our business, suppliers, consumers, customers and employees; the success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; raw material and commodity costs; competition; disruptions or inefficiencies in our supply chain and/or operations, including from the ongoing COVID-19 outbreak; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; costs associated with shareholder activism, disruptions in or failures of our information technology systems; and labor strikes or work stoppages; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2020, and from time to time in our filings with the Securities and Exchange Commission ("SEC").

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

For additional information regarding the Company's exposure to certain market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2020 Annual Report on Form 10-K. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures from the 2020 year-end except for the Total Return Swap Contract as disclosed in Note 15.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2021, management with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2021 includes all of the Company’s subsidiaries with the exception of the operations of the pasta acquisition from Riviana Foods, which was completed on December 11, 2020. This exclusion is in accordance with the general guidance from the Staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting for up to one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting of the pasta acquisition. The net sales and total assets of the pasta acquisition represented approximately 3.9% and 4.8%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the three months ended March 31, 2021.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of March 31, 2021, the related condensed consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 6, 2021

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 14 to the Condensed Consolidated Financial Statements in this report.

Item 1A. Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 with the exception of the following:

Shareholder activism could cause us to incur significant expense, disrupt our business, and impact our stock price.

We have recently been subject to shareholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management’s and our board’s attention and resources from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers or service providers, and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Exhibits

10.1
Executive Severance Plan Severance and Release Agreement, dated as of January 1, 2021, by and between Dean General and TreeHouse Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 4, 2021).

10.2
Cooperation Agreement, dated March 2, 2021, by and between TreeHouse Foods, Inc. and JANA Partners LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 2, 2021).

10.3
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 1, 2021).

10.4*	TreeHouse Foods, Inc. 2021 Performance Unit Agreement

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*,**	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

104*,**	Cover Page Interactive Data File.

*Filed herewith.
**The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: May 6, 2021	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Executive Vice President and Chief Financial Officer

Date: May 6, 2021	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Vice President, Corporate Controller, and Principal Accounting Officer