Form 10-Q
period 2021-06-30
TreeHouse Foods, Inc.
filed 2021-08-05
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2021.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                to
Commission File Number 001-32504
TreeHouse Foods, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	20-2311383
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2021 Spring Road, Suite 600
Oak Brook, IL 60523
(Address of principal executive offices) (Zip Code)
(Registrant's telephone number, including area code) (708) 483-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	THS	New York Stock Exchange
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
Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of July 30, 2021: 55,740,548.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$17.4	$364.6
Receivables, net	259.7	308.8
Inventories	713.7	598.6
Prepaid expenses and other current assets	93.1	86.1
Assets of discontinued operations	—	70.7
Total current assets	1,083.9	1,428.8
Property, plant, and equipment, net	1,041.8	1,070.0
Operating lease right-of-use assets	151.0	160.7
Goodwill	2,184.6	2,178.7
Intangible assets, net	586.4	615.0
Other assets, net	33.7	32.5
Total assets	$5,081.4	$5,485.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$591.7	$627.7
Accrued expenses	292.4	340.6
Current portion of long-term debt	16.0	15.7
Liabilities of discontinued operations	—	6.7
Total current liabilities	900.1	990.7
Long-term debt	1,916.9	2,199.0
Operating lease liabilities	131.0	144.5
Deferred income taxes	154.3	158.3
Other long-term liabilities	120.6	128.2
Total liabilities	3,222.9	3,620.7
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 55.7 and 55.9 shares outstanding, respectively	0.6	0.6
Treasury stock	(133.3)	(108.3)
Additional paid-in capital	2,181.5	2,179.9
Accumulated deficit	(133.3)	(143.2)
Accumulated other comprehensive loss	(57.0)	(64.0)
Total stockholders' equity	1,858.5	1,865.0
Total liabilities and stockholders' equity	$5,081.4	$5,485.7

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$1,003.2	$1,041.9	$2,060.5	$2,126.8
Cost of sales	837.1	850.7	1,713.3	1,740.7
Gross profit	166.1	191.2	347.2	386.1
Operating expenses:
Selling and distribution	62.9	63.0	131.6	128.1
General and administrative	56.3	73.7	119.6	137.3
Amortization expense	18.0	17.4	36.4	34.9
Other operating expense, net	24.8	11.8	44.5	30.3
Total operating expenses	162.0	165.9	332.1	330.6
Operating income	4.1	25.3	15.1	55.5
Other expense:
Interest expense	18.5	26.2	43.6	51.0
Loss on extinguishment of debt	—	—	14.4	—
(Gain) loss on foreign currency exchange	(1.3)	(6.5)	(2.6)	7.9
Other (income) expense, net	(6.5)	(5.6)	(33.9)	58.4
Total other expense	10.7	14.1	21.5	117.3
(Loss) income before income taxes	(6.6)	11.2	(6.4)	(61.8)
Income tax (benefit) expense	(1.4)	13.8	(1.6)	(26.4)
Net loss from continuing operations	(5.2)	(2.6)	(4.8)	(35.4)
Net income from discontinued operations	13.6	1.1	14.7	2.7
Net income (loss)	$8.4	$(1.5)	$9.9	$(32.7)

Earnings (loss) per common share - basic:
Continuing operations	$(0.09)	$(0.05)	$(0.09)	$(0.63)
Discontinued operations	0.24	0.02	0.26	0.05
Earnings (loss) per share basic (1)	$0.15	$(0.03)	$0.18	$(0.58)

Earnings (loss) per common share - diluted:
Continuing operations	$(0.09)	$(0.05)	$(0.09)	$(0.63)
Discontinued operations	0.24	0.02	0.26	0.05
Earnings (loss) per share diluted (1)	$0.15	$(0.03)	$0.18	$(0.58)

Weighted average common shares:
Basic	56.0	56.5	55.8	56.4
Diluted	56.0	56.5	55.8	56.4

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$8.4	$(1.5)	$9.9	$(32.7)

Other comprehensive income (loss):
Foreign currency translation adjustments	5.8	7.4	6.7	(8.5)
Pension and postretirement reclassification adjustment	0.2	0.1	0.3	0.2
Other comprehensive income (loss)	6.0	7.5	7.0	(8.3)
Comprehensive income (loss)	$14.4	$6.0	$16.9	$(41.0)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance, January 1, 2020	58.0	$0.6	$2,154.6	$(157.0)	(1.8)	$(83.3)	$(84.0)	$1,830.9
Net loss	—	—	—	(31.2)	—	—	—	(31.2)
Other comprehensive loss	—	—	—	—	—	—	(15.8)	(15.8)
Exercise of stock options and issuance of other stock awards	0.2	—	(3.9)	—	—	—	—	(3.9)
Stock-based compensation	—	—	8.1	—	—	—	—	8.1
Balance, March 31, 2020	58.2	$0.6	$2,158.8	$(188.2)	(1.8)	$(83.3)	$(99.8)	$1,788.1
Net loss	—	—	—	(1.5)	—	—	—	(1.5)
Other comprehensive income	—	—	—	—	—	—	7.5	7.5
Exercise of stock options and issuance of other stock awards	0.1	—	2.5	—	—	—	—	2.5
Stock-based compensation	—	—	7.1	—	—	—	—	7.1
Balance, June 30, 2020	58.3	$0.6	$2,168.4	$(189.7)	(1.8)	$(83.3)	$(92.3)	$1,803.7

Balance, January 1, 2021	58.3	$0.6	$2,179.9	$(143.2)	(2.4)	$(108.3)	$(64.0)	$1,865.0
Net income	—	—	—	1.5	—	—	—	1.5
Other comprehensive income	—	—	—	—	—	—	1.0	1.0
Exercise of stock options and issuance of other stock awards	0.3	—	(7.9)	—	—	—	—	(7.9)
Stock-based compensation	—	—	4.9	—	—	—	—	4.9
Balance, March 31, 2021	58.6	$0.6	$2,176.9	$(141.7)	(2.4)	$(108.3)	$(63.0)	$1,864.5
Net income	—	—	—	8.4	—	—	—	8.4
Other comprehensive income	—	—	—	—	—	—	6.0	6.0
Treasury stock repurchases	—	—	—	—	(0.5)	(25.0)	—	(25.0)
Exercise of stock options and issuance of other stock awards	—	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	4.7	—	—	—	—	4.7
Balance, June 30, 2021	58.6	$0.6	$2,181.5	$(133.3)	(2.9)	$(133.3)	$(57.0)	$1,858.5

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$9.9	$(32.7)
Net income from discontinued operations	14.7	2.7
Net loss from continuing operations	(4.8)	(35.4)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	107.3	99.4
Stock-based compensation	9.4	14.9
Loss on extinguishment of debt	14.4	—
Unrealized (gain) loss on derivative contracts	(27.9)	59.8
Deferred income taxes	4.1	21.9
Other	2.1	12.0
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	49.8	4.8
Inventories	(115.8)	(84.4)
Prepaid expenses and other assets	(18.5)	(59.7)
Accounts payable	(19.8)	58.1
Accrued expenses and other liabilities	(44.3)	31.9
Net cash (used in) provided by operating activities - continuing operations	(44.0)	123.3
Net cash (used in) provided by operating activities - discontinued operations	(6.8)	0.5
Net cash (used in) provided by operating activities	(50.8)	123.8
Cash flows from investing activities:
Additions to property, plant, and equipment	(55.1)	(49.0)
Additions to intangible assets	(6.6)	(7.6)
Proceeds from sale of fixed assets	1.3	5.1
Acquisition	(5.1)	—
Proceeds from divestitures	—	26.9
Proceeds from sale of investments	17.2	—
Net cash used in investing activities - continuing operations	(48.3)	(24.6)
Net cash provided by (used in) investing activities - discontinued operations	85.3	(0.4)
Net cash provided by (used in) investing activities	37.0	(25.0)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	133.5	100.0
Payments under Revolving Credit Facility	(113.5)	(100.0)
Payments on financing lease obligations	(1.1)	(0.7)
Payment of deferred financing costs	(7.5)	—
Payments on Term Loans	(1,129.6)	(7.0)
Proceeds from refinanced Term Loans	1,430.0	—
Repurchase of 2024 Notes	(602.9)	—
Payment of debt premium for extinguishment of debt	(9.0)	—
Repurchases of common stock	(25.0)	—
Receipts related to stock-based award activities	—	2.6
Payments related to stock-based award activities	(7.9)	(4.0)
Net cash used in financing activities - continuing operations	(333.0)	(9.1)
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash used in by financing activities	(333.0)	(9.1)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	1.9
Net (decrease) increase in cash and cash equivalents	(347.2)	91.6
Cash and cash equivalents, beginning of period	364.6	202.3
Cash and cash equivalents, end of period	$17.4	$293.9

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow disclosures:
Interest paid	$43.6	$44.8
Net income taxes paid	1.2	5.2

Non-cash investing and financing activities:
Accrued purchase of property and equipment	$20.7	$19.4
Accrued other intangible assets	3.0	2.8
Right-of-use assets and operating lease obligations recognized	6.0	5.2
Accrued deferred financing costs	1.0	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2021
(Unaudited)
1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the "Company," "TreeHouse," "we," "us," or "our"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Results of operations for interim periods are not necessarily indicative of annual results.

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

A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Not yet adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply this guidance from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this new guidance on its Condensed Consolidated Financial Statements and related disclosures.

3. GROWTH, REINVESTMENT, AND RESTRUCTURING PROGRAMS

The Company’s growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to build long-term sustainable growth and improve profitability for the Company. These activities are aggregated into the following categories: (1) Strategic Growth Initiatives (expected completion in 2023) – a growth and reinvestment strategy, (2) Structure to Win (completed in 2020) – an operating expense improvement program, (3) TreeHouse 2020 (completed in 2020) – a long-term growth and margin improvement strategy, and (4) other (collectively the "Growth, Reinvestment, and Restructuring Programs").

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

(3) TreeHouse 2020

In the third quarter of 2017, the Company announced TreeHouse 2020, a program intended to accelerate long-term growth through optimization of our manufacturing network, transformation of our mixing centers and warehouse footprint, and leveraging of systems and processes to drive performance. The Company's workstreams related to these activities and selling, general, and administrative cost reductions were intended to increase our capacity utilization, expand operating margins, and streamline our plant structure to optimize our supply chain. This program was completed in 2020. Total costs within this program were $299.8 million, comprised primarily of consulting and professional fees, severance, dedicated employee costs, and accelerated depreciation for plant and other office closures.

(4) Other

Other costs include restructuring costs incurred for costs to exit facilities, information technology system implementation, severance, and other administrative costs.

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Strategic growth initiatives	$14.5	$—	$30.6	$—
Structure to Win	—	3.0	—	10.8
TreeHouse 2020	—	8.8	—	20.9
Other	7.7	—	11.2	—
Total	$22.2	$11.8	$41.8	$31.7

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Asset-related costs primarily relate to accelerated depreciation and certain long-lived asset impairments. Other costs primarily relate to start-up costs of new facilities, consulting and professional fees, information technology implementation, asset relocation costs, and costs to exit facilities.

Expenses associated with these programs are recorded in Cost of sales, General and administrative, and Other operating expense, net in the Condensed Consolidated Statements of Operations. The Company does not allocate costs associated with Growth, Reinvestment, and Restructuring Programs to reportable segments when evaluating the performance of its segments. As a result, costs associated with Growth, Reinvestment, and Restructuring Programs are not presented by reportable segment. Refer to Note 17 for additional information.

Below is a summary of costs by line item for the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Cost of sales	$—	$—	$—	$0.7
General and administrative	—	0.3	—	1.0
Other operating expense, net	22.2	11.5	41.8	30.0
Total	$22.2	$11.8	$41.8	$31.7

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Employee-related	$7.1	$1.9	$12.0	$6.7
Other costs	15.1	9.9	29.8	25.0
Total	$22.2	$11.8	$41.8	$31.7

For the three and six months ended June 30, 2021 and 2020, employee-related costs primarily consisted of dedicated project employee cost, severance, and retention; and other costs primarily consisted of consulting services. Employee-related and other costs are primarily recognized in Other operating expense, net of the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liability activity for the Growth, Reinvestment, and Restructuring Programs as of June 30, 2021:

Severance
(In millions)
Balance as of December 31, 2020	$4.9
Expenses recognized	5.4
Cash payments	(3.3)
Balance as of June 30, 2021	$7.0

Liabilities as of June 30, 2021 associated with total exit cost reserves relate to severance. The severance liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. RECEIVABLES SALES PROGRAM

In December 2017 and June 2019, the Company entered into agreements to sell certain trade accounts receivable to two unrelated, third-party financial institutions (collectively, "the Receivables Sales Program"). The agreements can be terminated by either party with 60 days' notice. The Receivables Sales Program is used by the Company to manage liquidity in a cost-effective manner. The Company has no retained interest in the receivables sold under the Receivables Sales Program; however, under the agreements the Company does have collection and administrative responsibilities for the sold receivables. Under the Receivables Sales Program, the maximum amount of receivables that may be sold at any time is $300.0 million.

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions:

	June 30, 2021	December 31, 2020
	(In millions)
Outstanding accounts receivable sold	$236.6	$284.3
Receivables collected and not remitted to financial institutions	143.9	202.8
Receivables sold under the Receivables Sales Program are derecognized from the Company's Condensed Consolidated Balance Sheet at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The receivables collected and not remitted to financial institutions are included in Accounts payable in the Condensed Consolidated Balance Sheets.

The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Receivables sold	$781.9	$654.5
Receivables collected and remitted to financial institutions	(829.6)	(697.4)

The loss on sale of receivables was $0.6 million for both the three months ended June 30, 2021 and 2020, and $1.1 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively, and is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of June 30, 2021 or December 31, 2020, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	June 30, 2021	December 31, 2020
	(In millions)
Raw materials and supplies	$246.8	$231.0
Finished goods	466.9	367.6
Total inventories	$713.7	$598.6

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. ACQUISITIONS AND DIVESTITURES

Acquisitions

Pasta Acquisition

On December 11, 2020, the Company completed the acquisition of the majority of the U.S. branded pasta portfolio as well as a manufacturing facility in St. Louis, Missouri of Riviana Foods, Inc. ("Riviana Foods"), a subsidiary of Ebro Foods, S.A. ("Ebro Foods") for a total purchase price of approximately $244.3 million in cash. Ebro Foods is a Spanish-based multinational food group operating primarily in the pasta and rice sectors. The acquisition includes the following brands: Skinner, No Yolks, American Beauty, Creamette, San Giorgio, Prince, Light 'n Fluffy, Mrs. Weiss', Wacky Mac, P&R Procino-Rossi, and New Mill. During the second quarter of 2021, the Company exercised its call option to acquire machinery and equipment utilized in the Riviana Foods Fresno, California facility, which increased the purchase consideration by $5.1 million, and was allocated to goodwill at $1.3 million and property, plant, and equipment, net at $3.8 million. The acquisition is expected to strengthen the Company's portfolio and expand its scale to better serve its national and regional customers. The acquisition was funded from the Company's existing cash resources.

The pasta acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our Consolidated Financial Statements from the date of acquisition in the Meal Preparation segment.

The following table summarizes the preliminary purchase price allocation of the fair value of net tangible and intangible assets acquired and liabilities assumed:

(In millions)
Original consideration	$239.2
Call option exercised	5.1
Total consideration transferred	$244.3

Allocation of consideration to assets acquired and liabilities assumed:
Inventories	$20.0
Property, plant, and equipment, net	50.9
Customer relationships	68.0
Trade names	43.0
Formulas/recipes	2.3
Goodwill	60.2
Operating lease right-of-use assets	0.1
Assets acquired	244.5
Assumed liabilities	(0.2)
Total purchase price	$244.3

The Company allocated the intangible assets acquired to the Meal Preparation segment which included $68.0 million of customer relationships with an estimated life of 20 years, $43.0 million of trade names with an estimated life of 20 years, and $2.3 million of formulas/recipes with estimated life of 5 years. The aforementioned intangible assets will be amortized over their estimated useful lives. The Company increased the cost of acquired inventories by approximately $3.1 million as of December 31, 2020. No expense was incurred during the three months ended June 30, 2021, and $1.0 million was expensed as a component of Cost of sales during the six months ended June 30, 2021 for the amortization of the inventory step up adjustment. The Company has allocated $60.2 million of goodwill to the Meal Preparation segment. Goodwill arises principally as a result of expansion opportunities of its scale to better serve its regional and national customers and plant operation synergies across its legacy Pasta category. The goodwill resulting from this acquisition is tax deductible. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company's valuation analysis. During the second quarter of 2021, the Company recorded a purchase price adjustment which increased goodwill and decreased property, plant, and equipment, net by $1.1 million.

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

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(Unaudited, in millions)
Pro forma net sales from continuing operations	$1,108.4	$2,237.4
Pro forma net income (loss) from continuing operations	11.2	(18.0)

Discontinued Operations

Ready-to-eat Cereal

On June 1, 2021, the Company simultaneously entered into a definitive agreement and completed the sale of its Ready-to-eat ("RTE") Cereal business to Post Holdings, Inc. ("Post") for a base purchase price of $85.0 million. The Company classified the proceeds within Net cash provided by (used in) investing activities - discontinued operations, and a pre-tax gain was recognized on the transaction upon closing of $18.4 million as a component of Net income from discontinued operations in the Condensed Consolidated Statements of Operations. The pre-tax gain recognized was a result of the sale proceeds received being at the high end of the range of management's previous estimate of the disposal group's fair value. The sale of this business is part of the Company's portfolio optimization strategy. RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada.

The Company entered into a Transition Services Agreement ("TSA") with Post, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA terminate at various times up to twelve months from the date of sale and can be renewed with a maximum of an additional six-month period for certain services. The income received under the TSA was not material for the three and six months ended June 30, 2021 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Condensed Consolidated Statements of Operations depending on the functions being supported by the Company.

The Company has reflected the RTE Cereal business as a discontinued operation for all periods presented through the date of sale. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Prior to the sale, there were expected disposal loss adjustments of $0.3 million recognized as an impairment charge during both the six months ended June 30, 2021 and 2020, and no impairment adjustments were recognized during both the three months ended June 30, 2021 and 2020 within Net income from discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Net sales	$30.9	$60.1	$78.4	$116.9
Cost of sales	27.7	53.1	69.1	101.0
Selling, general, administrative and other operating expenses	3.2	4.7	7.4	10.1
Gain on sale of business	(18.4)	—	(18.4)	—
Operating income from discontinued operations	18.4	2.3	20.3	5.8
Interest and other expense	0.3	0.8	0.7	2.1
Income tax expense	4.5	0.4	4.9	1.0
Net income from discontinued operations	$13.6	$1.1	$14.7	$2.7

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of December 31, 2020 include the following:

December 31, 2020
(In millions)
Inventories	$33.3
Property, plant, and equipment, net	65.9
Operating lease right-of-use assets	5.1
Goodwill	53.5
Intangible assets, net	38.6
Valuation allowance	(125.7)
Total assets of discontinued operations	$70.7

Accrued expenses and other liabilities	$1.1
Operating lease liabilities	5.6
Total liabilities of discontinued operations	$6.7

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2021 are as follows:

	Meal Preparation	Snacking & Beverages	Total
	(In millions)
Balance at December 31, 2020, before accumulated impairment losses	$1,334.7	$888.5	$2,223.2
Accumulated impairment losses	(11.5)	(33.0)	(44.5)
Balance at December 31, 2020	1,323.2	855.5	2,178.7
Acquisition (1)	2.4	—	2.4
Foreign currency exchange adjustments	2.0	1.5	3.5
Balance at June 30, 2021	$1,327.6	$857.0	$2,184.6

(1)Refer to Note 6 for additional information regarding acquisition-related adjustments to goodwill.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of June 30, 2021 and December 31, 2020 are as follows:

		June 30, 2021			December 31, 2020
	Weighted Average Life Remaining (yrs.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets with finite lives:
Customer-related	9.5	$851.2	$(434.8)	$416.4	$848.5	$(406.4)	$442.1
Contractual agreements	—	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	14.7	96.4	(35.1)	61.3	96.2	(31.7)	64.5
Formulas/recipes	4.3	25.3	(22.7)	2.6	25.3	(22.1)	3.2
Computer software	7.1	200.9	(117.7)	83.2	194.8	(112.0)	82.8
Total finite lived intangibles	9.7	1,174.3	(610.8)	563.5	1,165.3	(572.7)	592.6

Intangible assets with indefinite lives:
Trademarks		22.9	—	22.9	22.4	—	22.4
Total intangible assets		$1,197.2	$(610.8)	$586.4	$1,187.7	$(572.7)	$615.0

8. INCOME TAXES

Income taxes were recognized at effective rates of 21.2% and 25.0% for the three and six months ended June 30, 2021, respectively, compared to 123.2% and 42.7% for the three and six months ended June 30, 2020, respectively. The change in the Company's effective tax rate for the three and six months ended June 30, 2021 compared to 2020 is primarily the result of a benefit recognized in 2020 due to the enactment of the "Coronavirus Aid, Relief, and Economic Security Act" (the "CARES Act"), a tax benefit recognized in 2020 due to our cross-border intercompany financing structure, and a change in the amount of non-deductible executive compensation. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $4.8 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $2.0 million of the $4.8 million could affect net income when settled.

9. LONG-TERM DEBT

	June 30, 2021	December 31, 2020
	(In millions)
Revolving Credit Facility	$20.0	$—
Term Loan A	498.7	453.4
Term Loan A-1	927.7	672.6
2024 Notes	—	602.9
2028 Notes	500.0	500.0
Finance leases	4.0	4.1
Total outstanding debt	1,950.4	2,233.0
Deferred financing costs	(17.5)	(18.3)
Less current portion	(16.0)	(15.7)
Total long-term debt	$1,916.9	$2,199.0

The scheduled maturities of outstanding debt, excluding deferred financing costs, at June 30, 2021 are as follows (in millions):

Remainder of 2021	$8.0
2022	15.6
2023	15.1
2024	15.0
2025	14.6
Thereafter	1,882.1
Total outstanding debt	$1,950.4

Credit Agreement

On March 26, 2021, the Company entered into Amendment No. 3 (the "Amendment") to the Second Amended and Restated Credit Agreement, dated as of December 1, 2017 (the "Credit Agreement") among the Company, the other loan parties thereto, the lenders from time to time party thereto and Bank of America N.A., as administrative agent, swing line lender and L/C issuer. Under the Amendment, among other things, the parties have agreed to: (i) amend and extend the maturity date of the Revolving Credit Facility and Tranche A-1 Term Loans until March 26, 2026 and the maturity date of the Term A Loans until March 26, 2028 (each as defined in the Credit Agreement), (ii) refinance and increase the existing Term Loan amounts by $304.0 million, and (iii) include customary provisions under the Amendment providing for the replacement of LIBOR with any successor rate. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment.

The Company's average interest rate on debt outstanding under its Credit Agreement for the three months ended June 30, 2021 was 1.69%. Including the impact of interest rate swap agreements in effect as of June 30, 2021, the average rate is 3.36%.

Revolving Credit Facility — As of June 30, 2021, the Company had $20.0 million drawn from its $750.0 million Revolving Credit Facility. The Company had remaining availability of $706.9 million under the Revolving Credit Facility, and there were $23.1 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

Loss on Extinguishment of Debt — During the first quarter of 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million.

Fair Value — At June 30, 2021, the aggregate fair value of the Company's total debt was $1,943.6 million and its carrying value was $1,946.4 million. At December 31, 2020, the aggregate fair value of the Company's total debt was $2,250.4 million and its carrying value was $2,228.9 million. The fair values of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

10. STOCKHOLDERS' EQUITY

Share Repurchase Authorization — On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company's common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization. Any shares repurchased will be held as treasury stock.

For the three and six months ended June 30, 2021, the Company repurchased approximately 0.5 million shares of common stock at a weighted average share price of $50.88 for a total of $25.0 million. There were no shares repurchased during the three or six months ended June 30, 2020.

11. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share data)
Weighted average common shares outstanding	56.0	56.5	55.8	56.4
Assumed exercise/vesting of equity awards (1)	—	—	—	—
Weighted average diluted common shares outstanding	56.0	56.5	55.8	56.4

(1)For the three and six months ended June 30, 2021 and 2020, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.8 million and 1.5 million for the three and six months ended June 30, 2021, respectively, and 1.5 million and 1.6 million for the three and six months ended June 30, 2020, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 17.5 million, of which approximately 3.6 million remained available at June 30, 2021.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net loss from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$4.5	$7.0	$9.4	$14.9
Related income tax benefit	1.1	1.8	2.5	3.9

All amounts below include continuing and discontinued operations.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2021:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2020	707	$47.92	125	$54.67
Granted	346	52.04	37	48.03
Vested	(313)	46.77	(69)	57.03
Forfeited	(92)	51.22	(1)	52.46
Outstanding, at June 30, 2021	648	50.24	92	50.20
Vested and deferred, at June 30, 2021			50	52.32

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Fair value of vested restricted stock units	$3.6	$1.8	$20.0	$10.2
Tax benefit recognized from vested restricted stock units	0.9	0.5	3.2	1.9

Future compensation costs related to restricted stock units are approximately $29.7 million as of June 30, 2021 and will be recognized on a weighted average basis over the next 2.1 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The assumptions used in the Monte Carlo simulation were as follows:

Three Months Ended March 31,
2021
Dividend yield	0%
Risk-free rate	0.30%
Expected volatility	35.65%
Expected term (in years)	2.75

The following table summarizes the performance unit activity during the six months ended June 30, 2021:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2020	541	$52.38
Granted	166	52.80
Vested	(105)	45.79
Forfeited	(88)	56.09
Unvested, at June 30, 2021	514	54.10

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Fair value of vested performance units	$—	$—	$5.6	$3.3
Tax benefit recognized from performance units vested	(0.1)	—	0.2	0.6

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future compensation costs related to the performance units are estimated to be approximately $13.3 million as of June 30, 2021 and are expected to be recognized over the next 1.7 years. The grant date fair value of the awards is equal to the Company's closing stock price on the date of grant. The fair value of the portion of certain awards earned based on relative total shareholder return was valued using a Monte Carlo simulation model.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2019	$(79.4)	$(4.6)	$(84.0)
Other comprehensive loss before reclassifications	(8.5)	—	(8.5)
Reclassifications from accumulated other comprehensive loss (2)	—	0.2	0.2
Other comprehensive (loss) income	(8.5)	0.2	(8.3)
Balance at June 30, 2020	$(87.9)	$(4.4)	$(92.3)

Balance at December 31, 2020	$(67.3)	$3.3	$(64.0)
Other comprehensive income before reclassifications	6.7	—	6.7
Reclassifications from accumulated other comprehensive loss (2)	—	0.3	0.3
Other comprehensive income	6.7	0.3	7.0
Balance at June 30, 2021	$(60.6)	$3.6	$(57.0)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and six months ended June 30, 2021 and 2020.
(2)Refer to Note 14 for additional information regarding these reclassifications.

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

Components of net periodic pension benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Service cost	$0.2	$0.4	$0.4	$0.8
Interest cost	2.1	2.7	4.3	5.4
Expected return on plan assets	(3.4)	(3.6)	(6.9)	(7.2)
Amortization of unrecognized prior service cost	0.1	—	0.1	—
Amortization of unrecognized net loss	0.1	0.1	0.2	0.2
Net periodic pension benefit	$(0.9)	$(0.4)	$(1.9)	$(0.8)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of net periodic postretirement cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Interest cost	$0.1	$0.2	$0.3	$0.4
Net periodic postretirement cost	$0.1	$0.2	$0.3	$0.4

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other (income) expense, net of the Condensed Consolidated Statements of Operations.

15. COMMITMENTS AND CONTINGENCIES

Litigation, Investigations, and Audits - On November 16, 2016, a purported TreeHouse shareholder filed a class action captioned Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632, in the United States District Court for the Northern District of Illinois against TreeHouse and certain of its officers. The complaint, amended on March 24, 2017, is purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016. It asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. On December 22, 2016, another purported TreeHouse shareholder filed an action captioned Wells v. Reed, et al., Case No. 2016-CH-16359, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. This complaint, purportedly brought derivatively on behalf of TreeHouse, asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, and corporate waste. On February 7, 2017, another purported TreeHouse shareholder filed an action captioned Lavin v. Reed, et al., Case No. 17-cv-01014, in the Northern District of Illinois, against TreeHouse and certain of its officers. This complaint is also purportedly brought derivatively on behalf of TreeHouse, and it asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste. On February 8, 2019, another purported TreeHouse shareholder filed an action captioned Bartelt v. Reed, et al., Case No. 1:19-cv-00835, in the United States District Court for the Northern District of Illinois. This complaint is purportedly brought derivatively on behalf of TreeHouse and asserts state law claims against certain officers for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste, in addition to asserting violations of Section 14 of the Securities Exchange Act of 1934. Finally, on June 3, 2019, another purported TreeHouse shareholder filed an action captioned City of Ann Arbor Employees' Retirement System v. Reed, et al., Case No. 2019-CH-06753, in the Circuit Court of Cook County, Illinois, against TreeHouse and certain of its officers. Like Wells, Lavin, and Bartelt, this complaint is purportedly brought derivatively on behalf of TreeHouse and asserts claims for contribution and indemnification, breach of fiduciary duty, and aiding and abetting breaches of fiduciary duty.

All five complaints make substantially similar allegations (though the amended complaint in Tarara now contains additional detail). Essentially, the complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company's business, operations, and future prospects; and (ii) failed to disclose that (a) the Company's private label business was underperforming; (b) the Company's Flagstone business was underperforming; (c) the Company's acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse's statements lacked reasonable basis. The complaints allege that these actions artificially inflated the market price of TreeHouse common stock during the class period, thus purportedly harming investors. The Bartelt action also includes substantially similar allegations concerning events in 2017, and the Ann Arbor complaint also seeks contribution from the individual defendants for losses incurred by the company in these litigations. We believe that these claims are without merit and intend to defend against them vigorously, but note that, as described below, an agreement in principle has been reached to resolve the federal securities class action.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Due to the similarity of the complaints, the parties in Wells and Lavin entered stipulations deferring the litigation until the earlier of (i) the court in Public Employees' entering an order resolving defendants' anticipated motion to dismiss therein or (ii) plaintiffs' counsel receiving notification of a settlement of Public Employees' or until otherwise agreed to by the parties. On September 27, 2018, the parties in Wells and Lavin filed joint motions for entry of agreed orders further deferring the matters in light of the Public Employees' Court's denial of the motion to dismiss in February 2018. The Wells and Lavin Courts entered the agreed orders further deferring the matters on September 27, 2018 and October 10, 2018, respectively. On June 25, 2019, the parties jointly moved to consolidate the Bartelt matter with Lavin, so that it would be subject to the Lavin deferral order. This motion was granted on June 27, 2019, and Bartelt is now consolidated with Lavin and deferred. The parties filed a status report on April 13, 2021. Similarly, Ann Arbor was consolidated with Wells on August 13, 2019, and is now deferred. On February 8, 2021, the plaintiffs in Wells moved to modify the deferral order to lift the stay, and defendants thereafter opposed the motion. On April 15, 2021, the court denied the motion and set a status hearing for July 15, 2021. On July 12, 2021, the parties entered a joint status report, informing the court that the securities class action settlement was not yet approved. The July 15 status hearing was stricken, and another status hearing is set for October 18, 2021.

Since its initial docketing, the Tarara matter has been re-captioned as Public Employees' Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court's order appointing Public Employees' Retirement Systems of Mississippi as the lead plaintiff. On May 26, 2017, the Public Employees' defendants filed a motion to dismiss, which the court denied on February 12, 2018. On April 12, 2018, the Public Employees' defendants filed their answer to the amended complaint. On April 23, 2018, the parties filed a joint status report with the Court, which set forth a proposed discovery and briefing schedule for the Court's consideration. On July 13, 2018, lead plaintiff filed a motion to certify the class, and defendants filed their response in opposition to the motion to certify the class on October 8, 2018. On November 12, 2018, the parties filed an agreed motion to stay proceedings to allow them to explore mediation. The motion was granted on November 19. The parties thereafter engaged in mediation but failed to resolve the dispute. On March 29, 2019, the parties resumed litigation by filing an agreed motion for extension of time, which was granted on April 9. Under that schedule, lead plaintiff filed its reply class certification brief on May 17, 2019.

On February 26, 2020, the court granted lead plaintiff's motion for class certification. Defendants then filed a petition for permissive appeal of the class certification order in the United States Court of Appeals for the Seventh Circuit on March 11, 2020. After ordering lead plaintiff to file a response, the court denied the petition on May 4, 2020.

On December 16, 2019, the parties agreed to extend the case schedule 90 days. This agreed motion was granted on December 25, 2019. At a status conference on March 10, 2020, the parties informed the court that they intended to engage in a second mediation and the court extended then-upcoming deadlines under the case schedule, pending a further status report from the parties regarding the extent of the stay needed to facilitate mediation. The court subsequently issued multiple general orders as a result of the COVID-19 outbreak, which together postponed all case deadlines for a total of 77 days. On June 9, 2020, the parties filed a joint status report informing the court that mediation had been scheduled for July 9, 2020. The next day, the court stayed the case pending the outcome of mediation. Any in-person mediation was thereafter postponed due to ongoing COVID-19 concerns, and the parties proceeded to mediate remotely. On April 19, 2021, the parties advised the Court that they have reached an agreement in principle to resolve the matter, subject to various conditions, definitive documentation, and Court approval. On July 14, 2021, the parties filed a stipulation of settlement and moved for preliminary approval of the settlement. The agreement includes a cash payment of $27.0 million (funded by D&O insurance) in exchange for dismissal with prejudice of the class claims and full releases. As a result of these developments, the Company has an accrual for a $27.0 million liability and a corresponding insurance receivable within Accrued expenses and Prepaid expenses and other current assets, respectively, in the Condensed Consolidated Balance Sheets as of June 30, 2021. On July 27, 2021, the court granted the motion for preliminary approval of the settlement and scheduled a final approval hearing for November 16, 2021.

The Company is party to matters challenging its wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. Ralcorp Holdings, Inc., et al, pending in the U.S. District Court for the Central District of California, in which plaintiffs allege a pattern of violations of California and/or federal law at three former Company manufacturing facilities in California. The Company has notified the Court that it has reached a preliminary settlement understanding with the Negrete plaintiffs that would resolve all associated matters for a payment by the Company of $9.0 million. The preliminary understanding reached with the Negrete plaintiffs involves procedural requirements and Court approval which may continue through 2021. As a result of these developments, the Company has an accrual for a $9.0 million liability within Accrued expenses in the Condensed Consolidated Balance Sheets as of June 30, 2021.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, the Company is party in the ordinary course of business to certain claims, litigation, audits, and investigations. The Company will record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable that may be incurred in connection with any such currently pending or threatened matter, none of which are significant. In the Company's opinion, the settlement of any such currently pending or threatened matter is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York ("SDNY") captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. TreeHouse asserted claims under the federal antitrust laws and various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. TreeHouse is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. KGM is denying the allegations made by TreeHouse in the litigation. As such, TreeHouse has not recorded any amount in its Condensed Consolidated Financial Statements as of June 30, 2021.

16. DERIVATIVE INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments include interest rate risk, foreign currency risk, commodity price risk, and market risk associated with the unfunded portion of the Company's deferred compensation liability. Derivative contracts are entered into for periods consistent with the related underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into derivative instruments for trading or speculative purposes.

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

As of June 30, 2021, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $875.0 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 2.68% in 2020 and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recognized in the Condensed Consolidated Statements of Operations.

Foreign Currency Contracts - Due to the Company's foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. These contracts do not qualify for hedge accounting and changes in their fair value are recognized in the Condensed Consolidated Statements of Operations. As of June 30, 2021, the Company had $6.1 million of foreign currency contracts outstanding, expiring throughout 2021 and 2022.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, corn, coffee, flour, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company's risk associated with the utility costs of its manufacturing facilities, and other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of June 30, 2021, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2021 and 2022; 8.0 million gallons of diesel, expiring throughout 2021; 5.2 million dekatherms of natural gas, expiring throughout 2021 and 2022; 2.2 million pounds of coffee, expiring throughout 2021; 12.3 million pounds of resin, expiring throughout 2021 and 2022, and 0.4 million bushels of flour, expiring throughout 2021.

Total Return Swap Contract - In March 2021, the Company entered into an economic hedge program that uses a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total return swap contract is treated as an economic hedge, the Company has not designated it as a hedge for accounting purposes. The total return swap contract is measured at fair value and recognized in the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations. As of June 30, 2021, the notional value of the total return swap contract was $7.2 million.

 The following table identifies the fair value of each derivative instrument:

	June 30, 2021	December 31, 2020
	(In millions)
Asset derivatives
Commodity contracts	$17.1	$12.6
Total return swap contract	0.1	—
	$17.2	$12.6
Liability derivatives
Commodity contracts	$—	$0.7
Foreign currency contracts	0.8	—
Interest rate swap agreements	74.0	97.4
	$74.8	$98.1

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Net Income (Loss)	2021	2020	2021	2020
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other (income) expense, net	$3.0	$8.5	$5.2	$(4.1)
Foreign currency contracts	Other (income) expense, net	(0.5)	(0.4)	(0.8)	0.1
Interest rate swap agreements	Other (income) expense, net	3.7	(3.8)	23.4	(55.8)
Total return swap contract	General and administrative	—	—	0.1	—
Total unrealized gain (loss)		$6.2	$4.3	$27.9	$(59.8)
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$7.9	$(4.2)	$15.5	$(5.7)
Foreign currency contracts	Cost of sales	—	0.3	—	0.4
Interest rate swap agreements	Interest expense	(6.2)	(5.3)	(12.3)	(6.1)
Total return swap contracts	General and administrative	0.6	—	0.6	—
Total realized gain (loss)		$2.3	$(9.2)	$3.8	$(11.4)
Total gain (loss)		$8.5	$(4.9)	$31.7	$(71.2)

17. SEGMENT INFORMATION

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income. Direct operating income is defined as gross profit less freight out, sales commissions, and direct selling, general, and administrative expenses. The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling, general, and administrative expenses, unallocated costs of sales, and unallocated corporate expenses (amortization expense, other operating expense, and asset impairment). The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial information relating to the Company's reportable segments on a continuing operations basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Net sales to external customers:
Meal Preparation	$647.6	$667.7	$1,326.1	$1,341.3
Snacking & Beverages	355.6	374.2	734.4	785.5
Total	$1,003.2	$1,041.9	$2,060.5	$2,126.8
Direct operating income:
Meal Preparation	$65.2	$102.3	$145.7	$188.6
Snacking & Beverages	36.9	52.5	78.6	100.6
Total	102.1	154.8	224.3	289.2
Unallocated selling, general, and administrative expenses	(59.9)	(82.5)	(128.9)	(153.9)
Unallocated cost of sales (1)	4.7	(17.7)	0.6	(14.5)
Unallocated corporate expense and other (1)	(42.8)	(29.3)	(80.9)	(65.3)
Operating income	$4.1	$25.3	$15.1	$55.5

(1)Includes charges related to growth, reinvestment, and restructuring programs and other costs managed at corporate. Other costs include incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures.

Disaggregation of Revenue

Segment revenue disaggregated by product category groups are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Center store grocery	$438.6	$413.3	$852.7	$845.3
Main course	209.0	254.4	473.4	496.0
Total Meal Preparation	647.6	667.7	1,326.1	1,341.3
Sweet & savory snacks	273.4	273.2	546.4	578.2
Beverages & drink mixes	82.2	101.0	188.0	207.3
Total Snacking & Beverages	355.6	374.2	734.4	785.5
Total net sales	$1,003.2	$1,041.9	$2,060.5	$2,126.8

Segment revenue disaggregated by sales channel are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Retail grocery	$783.9	$880.6	$1,636.0	$1,766.1
Food-away-from-home	78.9	48.1	144.1	122.1
Industrial, co-manufacturing, and other	140.4	113.2	280.4	238.6
Total net sales	$1,003.2	$1,041.9	$2,060.5	$2,126.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
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

Our reportable segments, and the principal products that comprise each segment, are as follows:
•Meal Preparation - Our Meal Preparation segment is focused on productivity, efficiency and cash flow. Operational progress is driven by continuous improvement and value engineering. The organizational focus allows the Company to apply resources that better align with customers' goals for driving value within the center of the retail grocery store. This segment includes center of the store grocery items (single-serve coffee, powdered creamer, dressings, dips, sauces, salsas, syrups, pasta sauces, jams and jellies, pickles, and cheese sauces) and main course meal items (dough, dry dinners, hot cereals, and pasta) in shelf stable and refrigerated formats for retail, food-away-from-home, industrial, ingredient, export and co-pack customers. We play a private label leadership role in several categories and offer clean label, organic, or better-for-you formulas in nearly every category.

•Snacking & Beverages - Our Snacking and Beverages segment is focused on revenue growth, and research, development and commercialization is geared toward evolving consumer trends. The organizational focus enables the Company to apply the proper resources to meet its retail customers' goals around experience, uniqueness and differentiation in private label. This segment produces and sells a comprehensive portfolio of sweet and savory baked food items (cookies, crackers, frozen waffles, pita chips, pretzels, snack bars and unique candy products) and beverages and drink mixes (powdered drinks, broths/stocks, ready-to-drink beverages, coffee/tea concentrates and bagged specialty tea) for retail, food-away-from-home and co-pack customers in shelf stable, refrigerated and frozen formats. Across many of our categories, we have a private label leadership role and can offer our customer partners a range of value and nutritional solutions, including clean label, organic and gluten free, so that they can meet the unique needs of their consumers.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three and six month periods ended June 30, 2021 and 2020. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

RTE Cereal Divestiture

On June 1, 2021, the Company simultaneously entered into a definitive agreement and completed the sale of its Ready-to-eat ("RTE") Cereal business to Post Holdings, Inc. ("Post"). A pre-tax gain was recognized on the transaction upon closing of $18.4 million as a component of Net income from discontinued operations in the Consolidated Statements of Operations. The sale of this business is part of the Company's portfolio optimization strategy. RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada. The RTE Cereal business had been classified as a discontinued operation through the date of the sale. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

Debt Refinancing

On March 26, 2021, the Company amended its Second Amended and Restated Credit Agreement, dated as of December 1, 2017 (the "Credit Agreement") which extended the maturity date of the Revolving Credit Facility and Tranche A-1 Term Loans until March 26, 2026 and the maturity date of the Term A Loans until March 26, 2028, and the amendment refinanced and increased the existing Term Loan amounts by $304.0 million. The net proceeds from Term Loan A-1, Term Loan A, and a draw from the Revolving Credit Facility as well as available cash on hand were used to fund the redemption of all of the $602.9 million outstanding principal amount of the 2024 Notes. Refer to Note 9 to our Condensed Consolidated Financial Statements for additional information.

COVID-19

The COVID-19 pandemic significantly impacted consumer behavior resulting in a surge of at-home food consumption and reduced food-away-from-home consumption in the first six months of 2020. After the initial surge, at-home food consumption remains elevated in comparison to pre-pandemic levels through the second quarter of 2021. However, macroeconomic factors, such as increased unemployment benefits and government stimulus, are temporarily impacting consumer demand for at-home private label food and beverages which adversely affects our retail grocery business that comprises approximately 80% of total net sales. We expect the impact to private label in retail channels to be transitory in nature, as retailers continue to be supportive of private label. In the first six months of 2021, we began to see recovery in food-away-from-home consumption due to more consumers dining out at restaurants and other public venues given increased vaccination rollout and easing of government restrictions in public venues.

We continue to monitor the impact of the COVID-19 pandemic on our supply chain network and continue to incur incremental costs related to COVID-19 to address the safety and welfare of our employees. During the first six months of 2021, our costs related to COVID-19 have declined and could continue to decline if there continues to be a reduction in COVID-19 infection rates. Our margins and pricing continue to be impacted by higher freight rates and labor challenges resulting from the current COVID-19 environment. These trends have impacted and could continue to impact our margins and pricing.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,003.2	100.0%	$1,041.9	100.0%	$2,060.5	100.0%	$2,126.8	100.0%
Cost of sales	837.1	83.4	850.7	81.6	1,713.3	83.1	1,740.7	81.9
Gross profit	166.1	16.6	191.2	18.4	347.2	16.9	386.1	18.1
Operating expenses:
Selling and distribution	62.9	6.3	63.0	6.0	131.6	6.4	128.1	6.0
General and administrative	56.3	5.6	73.7	7.1	119.6	5.8	137.3	6.5
Amortization expense	18.0	1.8	17.4	1.7	36.4	1.8	34.9	1.6
Other operating expense, net	24.8	2.5	11.8	1.1	44.5	2.2	30.3	1.4
Total operating expenses	162.0	16.2	165.9	15.9	332.1	16.2	330.6	15.5
Operating income	4.1	0.4	25.3	2.5	15.1	0.7	55.5	2.6
Other expense:
Interest expense	18.5	1.8	26.2	2.5	43.6	2.1	51.0	2.4
Loss on extinguishment of debt	—	—	—	—	14.4	0.7	—	—
(Gain) loss on foreign currency exchange	(1.3)	(0.1)	(6.5)	(0.6)	(2.6)	(0.1)	7.9	0.4
Other (income) expense, net	(6.5)	(0.6)	(5.6)	(0.5)	(33.9)	(1.6)	58.4	2.7
Total other expense	10.7	1.1	14.1	1.4	21.5	1.1	117.3	5.5
(Loss) income before income taxes	(6.6)	(0.7)	11.2	1.1	(6.4)	(0.4)	(61.8)	(2.9)
Income tax (benefit) expense	(1.4)	(0.1)	13.8	1.3	(1.6)	(0.1)	(26.4)	(1.3)
Net loss from continuing operations	(5.2)	(0.6)	(2.6)	(0.2)	(4.8)	(0.3)	(35.4)	(1.6)
Net income from discontinued operations	13.6	1.4	1.1	0.1	14.7	0.7	2.7	0.1
Net income (loss)	$8.4	0.8%	$(1.5)	(0.1)%	$9.9	0.4%	$(32.7)	(1.5)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Continuing Operations

Net Sales — Second quarter net sales decreased by $38.7 million, or 3.7%, in 2021 compared to 2020. The change in net sales from the second quarter of 2020 to the second quarter of 2021 was due to the following:

	Dollars	Percent
	(In millions)
2020 Net sales	$1,041.9
Volume/mix excluding acquisitions and divestitures	(77.2)	(7.4)%
Pricing	1.3	0.1
Volume/mix related to divestitures	(2.9)	(0.3)
Acquisition	32.7	3.2
Foreign currency	7.4	0.7
2021 Net sales	$1,003.2	(3.7)%

Volume/mix related to divestitures		0.3
Acquisition		(3.2)
Foreign currency		(0.7)
Percent change in organic net sales (1)		(7.3)%

(1) Organic net sales is a Non-GAAP financial measure. Refer to the definition within the "Non-GAAP Measures" section.

Organic net sales decreased 7.3% in the second quarter of 2021 compared to 2020 driven by:

•Volume/mix excluding acquisitions and divestitures was unfavorable 7.4% year-over-year primarily reflecting the lap of significant COVID-19 related retail grocery volume in the second quarter of 2020 and reduced private label retail grocery demand in the second quarter of 2021 as a result of the macro environment, including government stimulus and higher disposable income, which has impacted consumer purchasing behavior in favor of branded retail grocery. These reductions in volume/mix were partially offset by increased demand for food-away-from-home, distribution gains, and new product sales.
•Pricing was slightly favorable driven by pricing actions to cover commodity and freight cost inflation.

Additionally, volume/mix related to the divestiture of the two In-Store Bakery facilities was unfavorable 0.3%. This was more than offset by the favorable impact of the inclusion of the business from the pasta acquisition of 3.2% and favorable foreign exchange of 0.7% resulting in a year-over-year decrease in reported net sales of 3.7%.

Gross Profit — Gross profit as a percentage of net sales was 16.6% in the second quarter of 2021, compared to 18.4% in the second quarter of 2020, a decrease of 1.8 percentage points. The decrease is primarily due to the unfavorable fixed cost absorption impact of lower volume from reduced COVID-19 related retail grocery demand, commodity inflation, unfavorable channel mix, and warehouse overflow storage costs. This was partially offset by favorable volume/mix from the inclusion of the business from the pasta acquisition and lower costs necessary to respond to the COVID-19 pandemic, such as increased production shifts, supplemental pay, protective equipment for employees, and additional sanitation measures.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 16.2% in the second quarter of 2021 compared to 15.9% in the second quarter of 2020, an increase of 0.3 percentage points. The increase is primarily attributable to the execution of strategic growth initiatives and integration costs associated with the recent pasta acquisition. This was offset by lower employee incentive compensation expense during the second quarter of 2021 and non-recurring litigation expense during the second quarter of 2020.

Total Other Expense — Total other expense decreased by $3.4 million to $10.7 million in the second quarter of 2021 compared to $14.1 million in the second quarter of 2020. The decrease was primarily attributed to lower interest expense as a result of debt refinancing completed in the first quarter of 2021 and third quarter of 2020. This was partially offset by lower favorable currency exchange rate impacts between the U.S. and Canadian dollar currency during the second quarter of 2021 when compared to the second quarter of 2020.

Income Taxes — Income taxes were recognized at an effective rate of 21.2% in the second quarter of 2021 compared to 123.2% recognized in the second quarter of 2020. The change in the Company's effective tax rate is primarily the result of a benefit recognized in 2020 due to the enactment of the CARES Act, a tax benefit recognized in 2020 due to our cross-border intercompany financing structure, and a change in the amount of non-deductible executive compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net income from discontinued operations increased $12.5 million in the second quarter of 2021 compared to the second quarter of 2020. The increase is primarily due to the completion of the sale of the Ready-to-eat Cereal business resulting in the recognition of a pre-tax gain of $18.4 million. This was partially offset by the related tax expense from the gain on sale and lower Ready-to-eat Cereal volume due to a partial period from its sale on June 1, 2021. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 — Results by Segment

	Three Months Ended June 30, 2021
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$647.6	100.0%	$355.6	100.0%
Cost of sales	546.1	84.3	295.7	83.2
Gross profit	101.5	15.7	59.9	16.8
Freight out and commissions	27.4	4.2	17.2	4.8
Direct selling, general, and administrative	8.9	1.4	5.8	1.6
Direct operating income	$65.2	10.1%	$36.9	10.4%

	Three Months Ended June 30, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$667.7	100.0%	$374.2	100.0%
Cost of sales	534.7	80.1	298.3	79.7
Gross profit	133.0	19.9	75.9	20.3
Freight out and commissions	26.3	3.9	16.4	4.4
Direct selling, general, and administrative	4.4	0.7	7.0	1.9
Direct operating income	$102.3	15.3%	$52.5	14.0%

The change in net sales by segment from the second quarter of 2020 to the second quarter of 2021 was due to the following:

	Three Months Ended June 30,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2020 Net sales	$667.7		$374.2
Volume/mix excluding acquisitions and divestitures	(56.7)	(8.5)%	(20.5)	(5.5)%
Pricing	(0.7)	(0.1)	2.0	0.5
Volume/mix related to divestitures	—	—	(2.9)	(0.7)
Acquisition	32.7	4.9	—	—
Foreign currency	4.6	0.7	2.8	0.7
2021 Net sales	$647.6	(3.0)%	$355.6	(5.0)%

Volume/mix related to divestitures		—		0.7
Acquisition		(4.9)		—
Foreign currency		(0.7)		(0.7)
Percent change in organic net sales		(8.6)%		(5.0)%

Meal Preparation

Net sales in the Meal Preparation segment decreased $20.1 million, or 3.0%, in the second quarter of 2021 compared to the second quarter of 2020. The decrease in net sales primarily reflects the lap of significant COVID-19 related retail grocery volume in the second quarter of 2020 and reduced private label retail grocery demand in the second quarter of 2021 as a result of the macro environment, including government stimulus and higher disposable income, which has impacted consumer purchasing behavior in favor of branded retail grocery. This was partially offset by the favorable impact of the inclusion of the business from the pasta acquisition, increased demand for food-away-from-home, and distribution gains. Organic net sales in the Meal Preparation segment decreased by 8.6% year-over-year.

Direct operating income as a percentage of net sales decreased 5.2 percentage points in the second quarter of 2021 compared to the second quarter of 2020. This decrease was due to commodity and freight cost inflation, unfavorable channel mix, and the unfavorable fixed cost absorption impact of lower volume from reduced COVID-19 related retail grocery demand. This was partially offset by favorable volume/mix from the inclusion of the business from the pasta acquisition.

Snacking & Beverages

Net sales in the Snacking & Beverages segment decreased $18.6 million, or 5.0%, in the second quarter of 2021 compared to the second quarter of 2020. The decrease in net sales primarily reflects the lap of significant COVID-19 related retail grocery volume in the second quarter of 2020. This was partially offset by distribution gains which outpaced distribution losses, new product sales, and favorable pricing actions to cover commodity and freight cost inflation. Organic net sales in the Snacking & Beverages segment decreased by 5.0% year-over-year.

Direct operating income as a percentage of net sales decreased 3.6 percentage points in the second quarter of 2021 compared to the second quarter of 2020. The decrease was due to the unfavorable fixed cost absorption impact of lower volume from reduced COVID-19 related retail grocery demand, commodity and freight cost inflation, warehouse overflow storage costs, and increased labor costs due to a tighter labor market.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Continuing Operations

Net Sales — Net sales decreased by $66.3 million, or 3.1%, in the first six months of 2021 compared to the first six months of 2020. The change in net sales from 2020 to 2021 was due to the following:

	Dollars	Percent
	(In millions)
2020 Net sales	$2,126.8
Volume/mix excluding acquisitions and divestitures	(128.0)	(6.1)%
Pricing	(1.8)	(0.1)
Volume/mix related to divestitures	(21.4)	(1.0)
Acquisition	73.6	3.6
Foreign currency	11.3	0.5
2021 Net sales	$2,060.5	(3.1)%

Volume/mix related to divestitures		1.0
Acquisition		(3.6)
Foreign currency		(0.5)
Percent change in organic net sales		(6.2)%

Organic net sales decreased 6.2% in 2021 compared to 2020 driven by:

•Volume/mix excluding acquisitions and divestitures was unfavorable 6.1% year-over-year primarily reflecting the lap of significant COVID-19 related retail grocery volume in the first six months of 2020 and reduced private label retail grocery demand in the second quarter of 2021 as a result of the macro environment, including government stimulus and higher disposable income, which has impacted consumer purchasing behavior in favor of branded retail grocery. These reductions in volume/mix were partially offset by increased demand for food-away-from-home, distribution gains, and new product sales.
•Pricing was slightly unfavorable 0.1% driven by the carryover impact of prior year pricing adjustments. This was partially offset by favorable pricing actions to cover commodity and freight cost inflation.

Additionally, volume/mix related to the divestiture of the two In-Store Bakery facilities was unfavorable 1.0%. This was more than offset by the favorable impact of the inclusion of the business from the pasta acquisition of 3.6% and favorable foreign exchange of 0.5% resulting in a year-over-year decrease in reported net sales of 3.1%.

Gross Profit — Gross profit as a percentage of net sales was 16.9% in the first six months of 2021, compared to 18.1% in the first six months of 2020, a decrease of 1.2 percentage points. The decrease is primarily due to the unfavorable fixed cost absorption impact of lower volume from reduced COVID-19 related retail grocery demand, commodity inflation, unfavorable channel mix, increased labor costs due to a tighter labor market, and increased operational costs as a result of severe winter weather in certain regions of the U.S during the first quarter of 2021. This was partially offset by favorable volume/mix from the inclusion of the business from the pasta acquisition and lower costs necessary to respond to the COVID-19 pandemic, such as increased production shifts, supplemental pay, protective equipment for employees, and additional sanitation measures.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 16.2% in the first six months of 2021 compared to 15.5% in the first six months of 2020, an increase of 0.7 percentage points. The increase is primarily attributable to the execution of strategic growth initiatives, integration costs associated with the recent pasta acquisition, and freight cost inflation. This was offset by lower employee incentive compensation expense and non-recurring litigation expense.

Total Other Expense — Total other expense decreased by $95.8 million to $21.5 million in the first six months of 2021 compared to $117.3 million in the first six months of 2020. The decrease was primarily related to favorable non-cash mark-to-market impacts from hedging activities, driven by interest rate swaps and commodity contracts, and favorable currency exchange rate impacts between the U.S. and Canada compared to unfavorable mark-to-market and currency exchange impacts in the prior year. Additionally, the Company incurred lower interest expense as a result of debt refinancing completed in the first quarter of 2021 and third quarter of 2020. This was partially offset by a loss on extinguishment of debt.

Income Taxes — Income taxes were recognized at an effective rate of 25.0% in the first six months of 2021 compared to 42.7% recognized in the first six months of 2020. The change in the Company's effective tax rate is primarily the result of a benefit recognized in 2020 due to the enactment of the CARES Act, a tax benefit recognized in 2020 due to our cross-border intercompany financing structure, and a change in the amount of non-deductible executive compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Net income from discontinued operations increased $12.0 million in the first six months of 2021 compared to the first six months of of 2020. The increase is primarily due to the completion of the sale of the Ready-to-eat Cereal business resulting in the recognition of a pre-tax gain of $18.4 million. This was partially offset by the related tax expense from the gain on sale and lower Ready-to-eat Cereal volume due to a partial period from its sale on June 1, 2021. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 — Results by Segment

	Six Months Ended June 30, 2021
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,326.1	100.0%	$734.4	100.0%
Cost of sales	1,106.5	83.4	607.4	82.7
Gross profit	219.6	16.6	127.0	17.3
Freight out and commissions	55.5	4.2	36.5	5.0
Direct selling, general, and administrative	18.4	1.4	11.9	1.6
Direct operating income	$145.7	11.0%	$78.6	10.7%

	Six Months Ended June 30, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,341.3	100.0%	$785.5	100.0%
Cost of sales	1,088.8	81.2	637.3	81.1
Gross profit	252.5	18.8	148.2	18.9
Freight out and commissions	51.6	3.8	35.0	4.5
Direct selling, general, and administrative	12.3	0.9	12.6	1.6
Direct operating income	$188.6	14.1%	$100.6	12.8%

The change in net sales by segment from the first six months of 2020 to the first six months of 2021 was due to the following:

	Six Months Ended June 30,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2020 Net sales	$1,341.3		$785.5
Volume/mix excluding acquisitions and divestitures	(93.8)	(7.0)%	(34.2)	(4.4)%
Pricing	(1.9)	(0.1)	0.1	—
Volume/mix related to divestitures	—	—	(21.4)	(2.7)
Acquisition	73.6	5.5	—	—
Foreign currency	6.9	0.5	4.4	0.6
2021 Net sales	$1,326.1	(1.1)%	$734.4	(6.5)%

Volume/mix related to divestitures		—		2.7
Acquisition		(5.5)		—
Foreign currency		(0.5)		(0.6)
Percent change in organic net sales		(7.1)%		(4.4)%

Meal Preparation

Net sales in the Meal Preparation segment decreased $15.2 million, or 1.1%, in the first six months of 2021 compared to the first six months of 2020. The decrease in net sales primarily reflects the lap of significant COVID-19 related retail grocery volume in the first six months of 2020 and reduced private label retail demand in the second quarter of 2021 as a result of the macro environment, including government stimulus and higher disposable income, which has impacted consumer purchasing behavior in favor of branded retail grocery. This was partially offset by the favorable impact of the inclusion of the business from the pasta acquisition, increased demand for food-away-from-home, and distribution gains. Organic net sales in the Meal Preparation segment decreased by 7.1% year-over-year.

Direct operating income as a percentage of net sales decreased 3.1 percentage points in the first six months of 2021 compared to the first six months of 2020. This decrease was due to commodity and freight cost inflation, the unfavorable fixed cost absorption impact of lower volume from reduced COVID-19 related retail grocery demand, unfavorable channel mix, and increased operational costs as a result of severe winter weather in certain regions of the U.S during the first quarter of 2021. This was partially offset by favorable volume/mix from the inclusion of the business from the pasta acquisition.

Snacking & Beverages

Net sales in the Snacking & Beverages segment decreased $51.1 million, or 6.5%, in the first six months of 2021 compared to the first six months of 2020. The decrease in net sales primarily reflects the lap of significant COVID-19 related retail grocery volume in the first six months of 2020 and lower volume/mix due to divestitures. This was partially offset by distribution gains which outpaced distribution losses and new product sales. Organic net sales in the Snacking & Beverages segment decreased by 4.4% year-over-year.

Direct operating income as a percentage of net sales decreased 2.1 percentage point in the first six months of 2021 compared to the first six months of 2020. The decrease was due to the unfavorable fixed cost absorption impact of lower volume from reduced COVID-19 related retail grocery demand, increased labor costs due to a tighter labor market, commodity and freight cost inflation, and overflow warehouse storage costs.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, including our strategic growth initiatives, performing acquisitions, and managing its capital structure on a short and long-term basis. The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program. If additional borrowings are needed, approximately $706.9 million was available under the Revolving Credit Facility as of June 30, 2021. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

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

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$(44.0)	$123.3
Investing activities of continuing operations	(48.3)	(24.6)
Financing activities of continuing operations	(333.0)	(9.1)
Cash flows from discontinued operations	78.5	0.1

Operating Activities From Continuing Operations

Cash used in operating activities of continuing operations was $44.0 million in the first six months of 2021 compared to cash provided by operating activities of $123.3 million in the first six months of 2020, a decrease in cash provided of $167.3 million. The decrease was primarily attributable to lower cash earnings, slower inventory turnover as a result of the lap of significant COVID-19 related retail grocery volume in the first six months of 2020, increased inventory levels to improve service, and lower accounts payable.

Investing Activities From Continuing Operations

Cash used in investing activities of continuing operations was $48.3 million in the first six months of 2021 compared to $24.6 million in the first six months of 2020, an increase in cash used of $23.7 million. This was primarily driven by the non-recurrence of proceeds received from the sale of the Minneapolis, Minnesota and In-Store Bakery facilities in the prior year, higher capital expenditures for manufacturing plant improvements, and the additional purchase consideration transferred to acquire machinery and equipment utilized in the Riviana Foods Fresno, California facility. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information. This was partially offset by the proceeds received from the sale of our investments during the six months ended June 30, 2021 as the Company entered into a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.

Financing Activities From Continuing Operations

Net cash used in financing activities of continuing operations was $333.0 million in the first six months of 2021 compared to $9.1 million in the first six months of 2020, an increase in cash used of $323.9 million. The increase is primarily attributable to the redemption of the 2024 Notes and the repurchase of common stock during the first six months of 2021. This was partially offset by the amendment to the Credit Agreement, which resulted in an increase in Term Loan balances used to fund the redemption of the 2024 Notes, and a greater draw on the Company's Revolving Credit Facility during the first six months of 2021 compared to the first six months of 2020.
Cash Flows From Discontinued Operations

Net cash provided by discontinued operations was $78.5 million in the first six months of 2021 compared to $0.1 million in the first six months of 2020, an increase in cash provided of $78.4 million. The increase in cash provided by discontinued operations is primarily attributable to proceeds received from the completion of the sale of the Ready-to-eat Cereal business and the non-recurring payment of a working capital adjustment from the 2019 sale of the Snacks division that occurred during the six months ended June 30, 2020. This was partially offset by a decrease in cash flow provided by operating activities from the Ready-to-eat Cereal business. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

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

	Six Months Ended June 30,
	2021	2020
	(In millions)
Cash flow (used in) provided by operating activities from continuing operations	$(44.0)	$123.3
Less: Capital expenditures	(61.7)	(56.6)
Free cash flow from continuing operations	$(105.7)	$66.7

Debt Obligations

At June 30, 2021, we had $20.0 million outstanding under the Revolving Credit Facility, $498.7 million outstanding under Term Loan A, $927.7 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $4.0 million of other obligations. In addition, at June 30, 2021, there were $23.1 million in letters of credit of which under the Revolving Credit Facility that were issued but undrawn.

Also, at June 30, 2021, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $706.9 million was available. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the "Amended and Restated Credit Agreement") for the three months ended June 30, 2021 averaged 1.69%. Including the interest rate swap agreements in effect as of June 30, 2021, the average rate is 3.36%.

We are in compliance with all applicable financial debt covenants as of June 30, 2021. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

		TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statements of Operations		Six Months Ended June 30, 2021
		(unaudited, in millions)
Net sales		$1,938.9
Gross profit		309.1
Net loss from continuing operations		(17.9)
Net income from discontinued operations		14.7
Net loss		(3.2)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	June 30, 2021	December 31, 2020
	(unaudited, in millions)
Current assets	$935.9	$1,201.9
Noncurrent assets	3,659.4	3,754.0
Current liabilities	822.2	912.2
Noncurrent liabilities	2,289.1	2,618.1

The following is a description of the transactions between the combined TreeHouse Foods, Inc. and Guarantor Subsidiaries with Non-Guarantor Subsidiaries:

		TreeHouse Foods, Inc. and Guarantor Subsidiaries
		Six Months Ended June 30, 2021
		(unaudited, in millions)
Net sales to Non-Guarantor Subsidiaries		$37.9
Purchases from Non-Guarantor Subsidiaries		124.0

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
	June 30, 2021	December 31, 2020
	(unaudited, in millions)
Amount due (to)/from Non-Guarantor Subsidiaries	$(6.0)	$10.6

Known Trends and Uncertainties

Commodity Inflation

The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We believe the overall food and beverage industry is facing significant inflation in packaging materials and across several agricultural commodities, including but not limited to edible oils (soybean, coconut, canola, and palm), wheat, durum, coffee, and oats. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities we expect are required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for market conditions or competitive reasons, our pricing actions may also lag commodity cost changes temporarily, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by GAAP ("Non-GAAP"). A Non-GAAP financial measure is a numerical measure of financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Company's Condensed Consolidated Financial Statements. We believe these measures provide useful information to the users of the financial statements as we also have included these measures in other communications and publications.

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

Organic Net Sales

Organic net sales is defined as net sales excluding the impacts of the net sales associated with the pasta acquisition from Riviana Foods, foreign currency, and the net sales associated with the divestiture of the In-Store Bakery facilities, which closed on April 17, 2020. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management.

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per diluted share from continuing operations ("adjusted diluted EPS") reflects adjustments to GAAP loss per diluted share from continuing operations to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, the impact of the COVID-19 pandemic, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company's performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(unaudited)		(unaudited)
Diluted loss per share from continuing operations (GAAP)		$(0.09)	$(0.05)	$(0.09)	$(0.63)
Growth, reinvestment, restructuring programs & other	(1)	0.39	0.22	0.74	0.58
Loss on extinguishment of debt	(2)	—	—	0.26	—
COVID-19	(3)	0.08	0.25	0.24	0.16
Acquisition, integration, divestiture, and related costs	(4)	0.12	0.02	0.21	0.02
Shareholder activism	(5)	0.01	—	0.05	—
Tax indemnification	(6)	0.01	0.02	0.01	0.03
Foreign currency (gain) loss on re-measurement of intercompany notes	(7)	(0.02)	(0.11)	(0.05)	0.15
Mark-to-market adjustments	(8)	(0.11)	(0.07)	(0.49)	1.06
Litigation matters	(9)	—	0.16	—	0.16
Taxes on adjusting items		(0.13)	0.14	(0.25)	(0.58)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$0.26	$0.58	$0.63	$0.95

During the three and six months ended June 30, 2021 and 2020, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)    The Company's growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. For the three months ended June 30, 2021 and 2020, the Company incurred growth, reinvestment, and restructuring program costs of approximately $22.2 million and $11.8 million, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred growth, reinvestment, and restructuring program costs of approximately $41.8 million and $31.7 million, respectively. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional details. Additionally, the Company recognized other items affecting comparability including recovery of insurance proceeds related to a prior period product recall, consulting fees associated with the 2019 CFO transition, and regulatory compliance costs related to changes in nutrition labeling requirements. There were no other items recognized during the three months ended June 30, 2021, and these other items were approximately $0.7 million for the three months ended June 30, 2020. Other items were approximately $(0.1) million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

(2)    For the three and six months ended June 30, 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million. Refer to Note 9 to our Condensed Consolidated Financial Statements for additional details.

(3)    During 2021 and 2020, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures. These costs were approximately $4.5 million and $19.4 million for the three months ended June 30, 2021 and 2020, and approximately $13.3 million and $20.3 million for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2020, these costs were partially offset by an income tax benefit due to the enactment of the CARES Act of approximately $5.0 million and $11.0 million, respectively.

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

(7)    The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains of $1.3 million and $6.5 million for the three months ended June 30, 2021 and 2020, respectively, to re-measure the loans at quarter end. For the six months ended June 30, 2021 and 2020, the Company incurred foreign currency gains of $2.8 million and foreign currency losses of $8.4 million, respectively. These charges are non-cash and the loans are eliminated in consolidation.

(8)     The Company's derivative contracts are marked-to-market each period. The non-cash unrealized changes in fair value recognized in Other (income) expense, net within the Condensed Consolidated Statements of Operations are treated as Non-GAAP adjustments. As the contracts are settled, realized gains and losses are recognized, and only the mark-to-market impacts are treated as Non-GAAP adjustments. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional details.

(9)    During the three and six months ended June 30, 2020, the Company recognized a $9.0 million accrual related to a litigation matter challenging wage and hour practices at three former manufacturing facilities in California. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional details.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying Non-GAAP adjustments.

Adjusted Net Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted Net Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations and Adjusted EBITDA Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted net income from continuing operations represents GAAP net loss from continuing operations as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.
Adjusted EBIT from continuing operations represents adjusted net income from continuing operations before interest expense, interest income, and income tax expense. Adjusted EBITDA from continuing operations represents adjusted EBIT from continuing operations before depreciation and amortization expense and non-cash stock-based compensation expense. Effective January 1, 2021, non-cash stock-based compensation expense was added as an adjustment to our calculation of Adjusted EBITDA in order to better reflect our core operating performance. Prior period amounts have been recast to conform to this presentation. Adjusted EBIT from continuing operations and adjusted EBITDA from continuing operations are performance measures commonly used by management to assess operating performance, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance between periods and as a component of our debt covenant calculations.
Adjusted net income margin from continuing operations, adjusted EBIT margin from continuing operations, and adjusted EBITDA margin from continuing operations are calculated as the respective metric defined above as a percentage of net sales as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above.

The following table reconciles the Company's net loss from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, and Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2021 and 2020:

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(unaudited in millions)
Net loss from continuing operations (GAAP)		$(5.2)	$(2.6)	$(4.8)	$(35.4)
Growth, reinvestment, restructuring programs & other	(1)	22.2	12.5	41.7	33.0
Loss on extinguishment of debt	(2)	—	—	14.4	—
COVID-19	(3)	4.5	14.4	13.3	9.3
Acquisition, integration, divestiture, and related costs	(4)	6.5	1.2	11.8	1.1
Shareholder activism	(5)	1.0	—	3.1	—
Tax indemnification	(6)	0.2	0.9	0.2	1.7
Foreign currency (gain) loss on re-measurement of intercompany notes	(7)	(1.3)	(6.5)	(2.8)	8.4
Mark-to-market adjustments	(8)	(6.2)	(4.3)	(27.8)	59.8
Litigation matters	(9)	—	9.0	—	9.0
Less: Taxes on adjusting items		(6.9)	8.4	(13.8)	(33.2)
Adjusted net income from continuing operations (Non-GAAP)		14.8	33.0	35.3	53.7
Interest expense		18.5	26.2	43.6	51.0
Interest income		—	—	(4.1)	(4.0)
Income taxes (excluding COVID-19 tax benefit)		(1.4)	18.8	(1.6)	(15.4)
Add: Taxes on adjusting items		6.9	(8.4)	13.8	33.2
Adjusted EBIT from continuing operations (Non-GAAP)		38.8	69.6	87.0	118.5
Depreciation and amortization		53.8	49.6	107.3	99.4
Stock-based compensation expense	(10)	4.1	6.4	8.6	14.3
Adjusted EBITDA from continuing operations (Non-GAAP)		$96.7	$125.6	$202.9	$232.2

Adjusted net income margin from continuing operations		1.5%	3.2%	1.7%	2.5%
Adjusted EBIT margin from continuing operations		3.9%	6.7%	4.2%	5.6%
Adjusted EBITDA margin from continuing operations		9.6%	12.1%	9.8%	10.9%

		Location in Condensed	Three Months Ended June 30,		Six Months Ended June 30,
		Consolidated Statements of Operations	2021	2020	2021	2020
			(unaudited in millions)
(1)	Growth, reinvestment, restructuring programs & other	Other operating expense, net	$22.2	$11.5	$41.8	$30.0
		General and administrative	—	0.3	—	1.0
		Cost of sales	—	0.4	(0.1)	1.0
		Selling and distribution	—	0.3	—	1.0
(2)	Loss on extinguishment of debt	Loss on extinguishment of debt	—	—	14.4	—
(3)	COVID-19	Cost of sales	4.5	17.8	13.3	18.7
		General and administrative	—	1.6	—	1.6
		Income tax (benefit) expense	—	(5.0)	—	(11.0)
(4)	Acquisition, integration, divestiture, and related costs	General and administrative	3.8	0.9	7.7	0.8
		Cost of sales	0.1	—	1.4	—
		Other operating expense, net	2.6	0.3	2.7	0.3
(5)	Shareholder activism	General and administrative	1.0	—	3.1	—
(6)	Tax indemnification	Other (income) expense, net	0.2	0.9	0.2	1.7
(7)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(1.3)	(6.5)	(2.8)	8.4
(8)	Mark-to-market adjustments	Other (income) expense, net	(6.2)	(4.3)	(27.8)	59.8
(9)	Litigation matters	General and administrative	—	9.0	—	9.0
(10)	Stock-based compensation expense included as an adjusting item	Other operating expense, net	0.4	0.6	0.8	0.6

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims, and other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company's Condensed Consolidated Financial Statements.

Critical Accounting Policies

A description of the Company's critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to the Company's critical accounting policies in the three and six months ended June 30, 2021.

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

The words "anticipate," "believe," "estimate," "project," "expect," "intend," "plan," "should," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: risks related to the impact of the ongoing COVID-19 outbreak on our business, suppliers, consumers, customers and employees; the success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; raw material and commodity costs; competition; disruptions or inefficiencies in our supply chain and/or operations, including from the ongoing COVID-19 outbreak; our ability to continue to make acquisitions in accordance with our business strategy or effectively manage the growth from acquisitions; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; costs associated with shareholder activism, disruptions in or failures of our information technology systems; and labor strikes or work stoppages; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2020, and from time to time in our filings with the Securities and Exchange Commission ("SEC").

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

For additional information regarding the Company's exposure to certain market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2020 Annual Report on Form 10-K. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures from the 2020 year-end.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2021, management with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. The scope of management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2021 includes all of the Company's subsidiaries with the exception of the operations of the pasta acquisition from Riviana Foods, which was completed on December 11, 2020. This exclusion is in accordance with the general guidance from the Staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management's assessment of internal control over financial reporting for up to one year following the acquisition. We are in the process of implementing the Company's internal control over financial reporting of the pasta acquisition. The net sales and total assets of the pasta acquisition represented approximately 3.6% and 4.8%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the six months ended June 30, 2021.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of June 30, 2021, the related condensed consolidated statements of operations, comprehensive income (loss), and stockholders' equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows, for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Chicago, IL
August 5, 2021

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 15 to the Condensed Consolidated Financial Statements in this report.

Item 1A. Risk Factors

Information regarding risk factors appears in Management's Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 with the exception of the following:

Shareholder activism could cause us to incur significant expense, disrupt our business, and impact our stock price.

We have recently been subject to shareholder activism and may be subject to such activism in the future, which could result in substantial costs and divert management's and our board's attention and resources from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers or service providers, and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company's common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization. Any shares repurchased will be held as treasury stock.

The following table presents the total number of shares of common stock purchased during the second quarter of 2021, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may not yet be Purchased under the Program
	(In millions)
April 1 through April 30, 2021	$—	—	—	$291.7
May 1 through May 31, 2021	50.88	0.5	0.5	266.7
June 1 through June 30, 2021	—	—	—	266.7
For the Quarter Ended June 30, 2021	$50.88	0.5	0.5	$266.7

For the quarter ended June 30, 2021, the Company repurchased approximately 0.5 million shares of common stock for a total of $25.0 million.

Item 6. Exhibits

10.1
Agreement, dated June 28, 2021, by and between Thomas E. O'Neill and TreeHouse Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 29, 2021).

10.2
Advisory Agreement, dated June 28, 2021, by and between Thomas E. O'Neill and TreeHouse Foods, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on June 29, 2021).

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

TREEHOUSE FOODS, INC.

Date: August 5, 2021	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Executive Vice President and Chief Financial Officer

Date: August 5, 2021	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Vice President, Corporate Controller, and Principal Accounting Officer