Form 10-Q
period 2021-09-30
TreeHouse Foods, Inc.
filed 2021-11-08
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐   No  ☒
Number of shares of Common Stock, $0.01 par value, outstanding as of October 29, 2021: 55,784,075.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$67.4	$364.6
Receivables, net	255.5	308.8
Inventories	721.7	598.6
Prepaid expenses and other current assets	82.3	86.1
Assets of discontinued operations	—	70.7
Total current assets	1,126.9	1,428.8
Property, plant, and equipment, net	1,021.9	1,070.0
Operating lease right-of-use assets	153.1	160.7
Goodwill	2,181.3	2,178.7
Intangible assets, net	570.3	615.0
Other assets, net	28.8	32.5
Total assets	$5,082.3	$5,485.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$635.0	$627.7
Accrued expenses	282.8	340.6
Current portion of long-term debt	15.8	15.7
Liabilities of discontinued operations	—	6.7
Total current liabilities	933.6	990.7
Long-term debt	1,893.8	2,199.0
Operating lease liabilities	132.9	144.5
Deferred income taxes	150.4	158.3
Other long-term liabilities	113.8	128.2
Total liabilities	3,224.5	3,620.7
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 55.8 and 55.9 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	0.6	0.6
Treasury stock	(133.3)	(108.3)
Additional paid-in capital	2,183.1	2,179.9
Accumulated deficit	(126.6)	(143.2)
Accumulated other comprehensive loss	(66.0)	(64.0)
Total stockholders' equity	1,857.8	1,865.0
Total liabilities and stockholders' equity	$5,082.3	$5,485.7

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$1,101.2	$1,045.7	$3,161.7	$3,172.5
Cost of sales	921.5	857.5	2,634.8	2,598.2
Gross profit	179.7	188.2	526.9	574.3
Operating expenses:
Selling and distribution	71.3	59.8	202.9	187.9
General and administrative	47.0	51.0	166.6	188.3
Amortization expense	18.1	17.6	54.5	52.5
Other operating expense, net	17.5	20.0	62.0	50.3
Total operating expenses	153.9	148.4	486.0	479.0
Operating income	25.8	39.8	40.9	95.3
Other expense:
Interest expense	18.8	26.9	62.4	77.9
Loss on extinguishment of debt	—	1.2	14.4	1.2
Loss (gain) on foreign currency exchange	1.6	(3.8)	(1.0)	4.1
Other (income) expense, net	(2.8)	(6.9)	(36.7)	51.5
Total other expense	17.6	17.4	39.1	134.7
Income (loss) before income taxes	8.2	22.4	1.8	(39.4)
Income tax expense (benefit)	1.5	11.0	(0.1)	(15.4)
Net income (loss) from continuing operations	6.7	11.4	1.9	(24.0)
Net income from discontinued operations	—	0.7	14.7	3.4
Net income (loss)	$6.7	$12.1	$16.6	$(20.6)

Earnings (loss) per common share - basic:
Continuing operations	$0.12	$0.20	$0.03	$(0.42)
Discontinued operations	—	0.01	0.26	0.06
Earnings (loss) per share basic (1)	$0.12	$0.21	$0.30	$(0.36)

Earnings (loss) per common share - diluted:
Continuing operations	$0.12	$0.20	$0.03	$(0.42)
Discontinued operations	—	0.01	0.26	0.06
Earnings (loss) per share diluted (1)	$0.12	$0.21	$0.29	$(0.36)

Weighted average common shares:
Basic	55.8	56.6	55.9	56.5
Diluted	56.0	56.8	56.3	56.5

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$6.7	$12.1	$16.6	$(20.6)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(9.2)	5.7	(2.5)	(2.8)
Pension and postretirement reclassification adjustment	0.2	0.2	0.5	0.4
Other comprehensive (loss) income	(9.0)	5.9	(2.0)	(2.4)
Comprehensive (loss) income	$(2.3)	$18.0	$14.6	$(23.0)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance, January 1, 2020	58.0	$0.6	$2,154.6	$(157.0)	(1.8)	$(83.3)	$(84.0)	$1,830.9
Net loss	—	—	—	(31.2)	—	—	—	(31.2)
Other comprehensive loss	—	—	—	—	—	—	(15.8)	(15.8)
Exercise of stock options and issuance of other stock awards	0.2	—	(3.9)	—	—	—	—	(3.9)
Stock-based compensation	—	—	8.1	—	—	—	—	8.1
Balance, March 31, 2020	58.2	$0.6	$2,158.8	$(188.2)	(1.8)	$(83.3)	$(99.8)	$1,788.1
Net loss	—	—	—	(1.5)	—	—	—	(1.5)
Other comprehensive income	—	—	—	—	—	—	7.5	7.5
Exercise of stock options and issuance of other stock awards	0.1	—	2.5	—	—	—	—	2.5
Stock-based compensation	—	—	7.1	—	—	—	—	7.1
Balance, June 30, 2020	58.3	$0.6	$2,168.4	$(189.7)	(1.8)	$(83.3)	$(92.3)	$1,803.7
Net income	—	—	—	12.1	—	—	—	12.1
Other comprehensive income	—	—	—	—	—	—	5.9	5.9
Exercise of stock options and issuance of other stock awards	—	—	(0.2)	—	—	—	—	(0.2)
Stock-based compensation	—	—	5.8	—	—	—	—	5.8
Balance, September 30, 2020	58.3	$0.6	$2,174.0	$(177.6)	(1.8)	$(83.3)	$(86.4)	$1,827.3

Balance, January 1, 2021	58.3	$0.6	$2,179.9	$(143.2)	(2.4)	$(108.3)	$(64.0)	$1,865.0
Net income	—	—	—	1.5	—	—	—	1.5
Other comprehensive income	—	—	—	—	—	—	1.0	1.0
Exercise of stock options and issuance of other stock awards	0.3	—	(7.9)	—	—	—	—	(7.9)
Stock-based compensation	—	—	4.9	—	—	—	—	4.9
Balance, March 31, 2021	58.6	$0.6	$2,176.9	$(141.7)	(2.4)	$(108.3)	$(63.0)	$1,864.5
Net income	—	—	—	8.4	—	—	—	8.4
Other comprehensive income	—	—	—	—	—	—	6.0	6.0
Treasury stock repurchases	—	—	—	—	(0.5)	(25.0)	—	(25.0)
Exercise of stock options and issuance of other stock awards	—	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	4.7	—	—	—	—	4.7
Balance, June 30, 2021	58.6	$0.6	$2,181.5	$(133.3)	(2.9)	$(133.3)	$(57.0)	$1,858.5
Net income	—	—	—	6.7	—	—	—	6.7
Other comprehensive loss	—	—	—	—	—	—	(9.0)	(9.0)
Exercise of stock options and issuance of other stock awards	0.1	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	1.7	—	—	—	—	1.7
Balance, September 30, 2021	58.7	$0.6	$2,183.1	$(126.6)	(2.9)	$(133.3)	$(66.0)	$1,857.8

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$16.6	$(20.6)
Net income from discontinued operations	14.7	3.4
Net income (loss) from continuing operations	1.9	(24.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	160.7	150.5
Stock-based compensation	11.1	20.7
Loss on extinguishment of debt	14.4	1.2
Unrealized (gain) loss on derivative contracts	(32.9)	50.6
Deferred income taxes	1.9	50.5
Other	5.8	9.3
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	53.2	2.6
Inventories	(126.5)	(119.7)
Prepaid expenses and other assets	(8.1)	(87.5)
Accounts payable	31.4	49.5
Accrued expenses and other liabilities	(52.2)	20.8
Net cash provided by operating activities - continuing operations	60.7	124.5
Net cash used in operating activities - discontinued operations	(6.5)	(1.6)
Net cash provided by operating activities	54.2	122.9
Cash flows from investing activities:
Additions to property, plant, and equipment	(79.5)	(67.2)
Additions to intangible assets	(12.0)	(11.9)
Proceeds from sale of fixed assets	1.4	5.1
Acquisitions	(5.1)	(17.5)
Proceeds from divestitures	—	26.9
Proceeds from sale of investments	17.2	—
Net cash used in investing activities - continuing operations	(78.0)	(64.6)
Net cash provided by (used in) investing activities - discontinued operations	85.3	(0.8)
Net cash provided by (used in) investing activities	7.3	(65.4)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	194.4	100.0
Payments under Revolving Credit Facility	(194.4)	(100.0)
Payments on financing lease obligations	(1.6)	(1.3)
Payment of deferred financing costs	(8.5)	(6.9)
Payments on Term Loans	(1,133.2)	(10.5)
Proceeds from refinanced Term Loans	1,430.0	—
Proceeds from issuance of 2028 Notes	—	500.0
Repurchase of Notes	(602.9)	(375.9)
Payment of debt premium for extinguishment of debt	(9.0)	—
Repurchases of common stock	(25.0)	—
Receipts related to stock-based award activities	—	2.6
Payments related to stock-based award activities	(8.0)	(4.1)
Net cash (used in) provided by financing activities - continuing operations	(358.2)	103.9
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash (used in) provided by in by financing activities	(358.2)	103.9
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.4
Net (decrease) increase in cash and cash equivalents	(297.2)	162.8
Cash and cash equivalents, beginning of period	364.6	202.3
Cash and cash equivalents, end of period	$67.4	$365.1

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow disclosures:
Interest paid	$60.3	$78.3
Net income taxes paid	0.5	7.3

Non-cash investing and financing activities:
Accrued purchase of property and equipment	$16.8	$23.9
Accrued other intangible assets	2.5	2.9
Right-of-use assets obtained in exchange for lease obligations	17.1	15.3
Accrued deferred financing costs	—	1.4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2021
(Unaudited)
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Not yet adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has identified agreements that reference LIBOR, including interest rate swap agreements, accounts receivable sale agreements, and debt agreements. The new guidance will be applied as these contracts are modified to reference other rates.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Below is a description of each of the Growth, Reinvestment, and Restructuring Programs:

(1) Strategic Growth Initiatives

In the first quarter of 2021, the Company began executing on its growth and reinvestment initiatives designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories which primarily reside in our Snacking & Beverages segment. These initiatives are intended to better position the Company to accelerate future revenue and earnings growth, and improve the execution of our strategy to be our customers' preferred manufacturing and distribution partner. This reinvestment will occur through 2023, and the Company currently expects the total costs will be up to $130.0 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. Consulting and professional fees are expected to include building marketing competencies, furthering our e-commerce strategy and digital capabilities, and advancing automation and value engineering in our supply chain network. Employee-related costs primarily consist of dedicated employee costs and retention.

(2) Structure to Win

In the first quarter of 2018, the Company announced an operating expenses improvement restructuring program ("Structure to Win") designed to align our organizational structure with strategic priorities. The program was intended to drive operational effectiveness and cost reduction, develop a lean customer-centric go-to-market team, centralize our supply chain, and streamline administrative functions. This program was completed in 2020. Total costs within this program were $92.7 million, comprised primarily of consulting and professional fees, severance, dedicated employee costs, and Corporate office closing costs.

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

(4) Other

Other costs include restructuring costs incurred for costs to exit facilities, information technology system implementation, retention, severance, and other administrative costs.

On October 6, 2021, the Company announced one-time employee recognition payments to drive retention for all incentive-eligible participants (excluding executive officers) who remain actively employed until payment in the first quarter of 2022. Expense for these payments will be included in other costs and are estimated at $15.5 million. These expenses will be recognized ratably through the required service period, beginning in the fourth quarter of 2021 through the first quarter of 2022.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Strategic Growth Initiatives	$13.9	$—	$44.5	$—
Structure to Win	—	11.1	—	21.9
TreeHouse 2020	—	9.1	—	30.0
Other	3.5	—	14.7	—
Total	$17.4	$20.2	$59.2	$51.9

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

Below is a summary of costs by line item for the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Cost of sales	$—	$0.1	$—	$0.8
General and administrative	—	0.2	—	1.2
Other operating expense, net	17.4	19.9	59.2	49.9
Total	$17.4	$20.2	$59.2	$51.9

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Asset-related	$—	$0.1	$—	$0.1
Employee-related	4.3	2.7	16.3	9.4
Other costs	13.1	17.4	42.9	42.4
Total	$17.4	$20.2	$59.2	$51.9

For the three and nine months ended September 30, 2021 and 2020, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost, severance, and retention; and other costs primarily consisted of consulting services. Asset-related costs are primarily recognized in Cost of sales while employee-related and other costs are primarily recognized in Other operating expense, net of the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the exit cost liability activity for the Growth, Reinvestment, and Restructuring Programs as of September 30, 2021:

Severance
(In millions)
Balance as of December 31, 2020	$4.9
Expenses recognized	6.9
Cash payments	(7.4)
Balance as of September 30, 2021	$4.4

Liabilities as of September 30, 2021 associated with total exit cost reserves relate to severance. The severance liability is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

4. RECEIVABLES SALES PROGRAM

The Company has entered into agreements to sell certain trade accounts receivable to two unrelated, third-party financial institutions at a discount (collectively, "the Receivables Sales Program"). The agreements can be terminated by either party with 60 days' notice. The Receivables Sales Program is used by the Company to manage liquidity in a cost-effective manner. The Company has no retained interest in the receivables sold under the Receivables Sales Program; however, under the agreements the Company does have collection and administrative responsibilities for the sold receivables. Under the Receivables Sales Program, the maximum amount of outstanding accounts receivables sold at any time is $300.0 million.

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions:

	September 30, 2021	December 31, 2020
	(In millions)
Outstanding accounts receivable sold	$280.3	$284.3
Receivables collected and not remitted to financial institutions	143.7	202.8
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

The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Receivables sold	$1,312.3	$901.3
Receivables collected and remitted to financial institutions	(1,316.3)	(917.6)

The loss on sale of receivables represents the discount taken by third-party financial institutions and was $0.7 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $1.8 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of September 30, 2021 or December 31, 2020, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. INVENTORIES

	September 30, 2021	December 31, 2020
	(In millions)
Raw materials and supplies	$272.6	$231.0
Finished goods	449.1	367.6
Total inventories	$721.7	$598.6

6. ACQUISITIONS AND DIVESTITURES

Acquisitions

Pasta Acquisition

On December 11, 2020, the Company completed the acquisition of the majority of the U.S. branded pasta portfolio as well as a manufacturing facility in St. Louis, Missouri of Riviana Foods, Inc. ("Riviana Foods"), a subsidiary of Ebro Foods, S.A. ("Ebro Foods") for a total purchase price of approximately $244.3 million in cash. Ebro Foods is a Spanish-based multinational food group operating primarily in the pasta and rice sectors. The acquisition includes the following brands: Skinner, No Yolks, American Beauty, Creamette, San Giorgio, Prince, Light 'n Fluffy, Mrs. Weiss', Wacky Mac, P&R Procino-Rossi, and New Mill. During the second quarter of 2021, the Company exercised its call option to acquire machinery and equipment utilized in the Riviana Foods Fresno, California facility, which increased the purchase consideration by $5.1 million, and was allocated to goodwill at $1.5 million and property, plant, and equipment, net at $3.6 million. The acquisition is expected to strengthen the Company's portfolio and expand its scale to better serve its national and regional customers. The acquisition was funded from the Company's existing cash resources.

The pasta acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our Consolidated Financial Statements from the date of acquisition in the Meal Preparation segment.

The following table summarizes the preliminary purchase price allocation of the fair value of net tangible and intangible assets acquired and liabilities assumed:

(In millions)
Original consideration	$239.2
Call option exercised	5.1
Total consideration transferred	$244.3

Allocation of consideration to assets acquired and liabilities assumed:
Inventories	$20.0
Property, plant, and equipment, net	50.7
Customer relationships	68.0
Trade names	43.0
Formulas/recipes	2.3
Goodwill	60.4
Operating lease right-of-use assets	0.1
Assets acquired	244.5
Assumed liabilities	(0.2)
Total purchase price	$244.3

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company allocated the intangible assets acquired to the Meal Preparation segment which included $68.0 million of customer relationships with an estimated life of 20 years, $43.0 million of trade names with an estimated life of 20 years, and $2.3 million of formulas/recipes with estimated life of 5 years. The aforementioned intangible assets will be amortized over their estimated useful lives. The Company increased the cost of acquired inventories by approximately $3.1 million as of December 31, 2020. No expense was incurred during the three months ended September 30, 2021, and $1.0 million was expensed as a component of Cost of sales during the nine months ended September 30, 2021 for the amortization of the inventory step up adjustment. The Company has allocated $60.4 million of goodwill to the Meal Preparation segment. Goodwill arises principally as a result of expansion opportunities of its scale to better serve its regional and national customers and plant operation synergies across its legacy Pasta category. The goodwill resulting from this acquisition is tax deductible. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company's valuation analysis. The Company recorded measurement period adjustments which increased goodwill and decreased property, plant, and equipment, net by $1.1 million during the second quarter of 2021 related to the original consideration and $0.2 million during the third quarter of 2021 related to the call option exercised.

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

The following unaudited pro forma information shows the results of operations for the Company as if its pasta acquisition had been completed as of January 1, 2019. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, acquisition-related costs, and related income taxes. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(Unaudited, in millions)
Pro forma net sales from continuing operations	$1,097.0	$3,334.5
Pro forma net income from continuing operations	20.1	2.2

Refrigerated Dough Acquisition

On September 1, 2020, the Company completed an acquisition of a refrigerated dough business for a purchase price of $17.5 million, which included the recognition of $10.7 million of goodwill within the Meal Preparation segment.

Discontinued Operations

Ready-to-eat Cereal

On June 1, 2021, the Company simultaneously entered into a definitive agreement and completed the sale of its Ready-to-eat ("RTE") Cereal business to Post Holdings, Inc. ("Post") for a base purchase price of $85.0 million, subject to customary purchase price adjustments, resulting in cash proceeds at closing of $88.0 million. The Company classified the proceeds within Net cash provided by (used in) investing activities - discontinued operations, and a pre-tax gain was recognized on the transaction upon closing of $18.4 million as a component of Net income from discontinued operations in the Condensed Consolidated Statements of Operations. The pre-tax gain recognized was a result of the sale proceeds received being at the high end of the range of management's previous estimate of the disposal group's fair value. The sale of this business is part of the Company's portfolio optimization strategy. RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company entered into a Transition Services Agreement ("TSA") with Post, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA terminate at various times up to twelve months from the date of sale and can be renewed with a maximum of an additional six-month period for certain services. The income received under the TSA was not material for the three and nine months ended September 30, 2021 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Condensed Consolidated Statements of Operations depending on the functions being supported by the Company.

The Company has reflected the RTE Cereal business as a discontinued operation for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations. Prior to the sale, there was an expected disposal loss adjustments of $0.3 million recognized as an impairment charge during the first quarter of 2021, and the Company recognized adjustments of $0.4 million and $0.1 million during the three and nine months ended September 30, 2020, respectively, within Net income from discontinued operations.

Results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Net sales	$(0.3)	$51.8	$78.1	$168.7
Cost of sales	(0.6)	45.3	68.5	146.3
Selling, general, administrative and other operating expenses	0.3	3.8	7.7	13.9
Gain on sale of business	—	—	(18.4)	—
Operating income from discontinued operations	—	2.7	20.3	8.5
Interest and other expense	—	0.7	0.7	2.8
Income tax expense	—	1.3	4.9	2.3
Net income from discontinued operations	$—	$0.7	$14.7	$3.4

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

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows:

	Meal Preparation	Snacking & Beverages	Total
	(In millions)
Balance at December 31, 2020, before accumulated impairment losses	$1,334.7	$888.5	$2,223.2
Accumulated impairment losses	(11.5)	(33.0)	(44.5)
Balance at December 31, 2020	1,323.2	855.5	2,178.7
Acquisition (1)	2.6	—	2.6
Balance at September 30, 2021	$1,325.8	$855.5	$2,181.3

(1)Acquisition-related adjustments to goodwill relate to the pasta acquisition from Riviana Foods and include $1.5 million allocated from the call option exercised, which includes a $0.2 million measurement period adjustment, and a $1.1 million measurement period adjustment from the original consideration transferred. Refer to Note 6 for additional information.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of September 30, 2021 and December 31, 2020 are as follows:

		September 30, 2021			December 31, 2020
	Weighted Average Life Remaining (yrs.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets with finite lives:
Customer-related	9.3	$848.4	$(445.9)	$402.5	$848.5	$(406.4)	$442.1
Contractual agreements	—	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	14.6	96.2	(36.5)	59.7	96.2	(31.7)	64.5
Formulas/recipes	4.0	25.3	(22.8)	2.5	25.3	(22.1)	3.2
Computer software	6.9	204.1	(120.9)	83.2	194.8	(112.0)	82.8
Total finite lived intangibles	9.5	1,174.5	(626.6)	547.9	1,165.3	(572.7)	592.6

Intangible assets with indefinite lives:
Trademarks		22.4	—	22.4	22.4	—	22.4
Total intangible assets		$1,196.9	$(626.6)	$570.3	$1,187.7	$(572.7)	$615.0

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. INCOME TAXES

Income taxes were recognized at effective rates of 18.3% and (5.6)% for the three and nine months ended September 30, 2021, respectively, compared to 49.1% and 39.1% for the three and nine months ended September 30, 2020, respectively. The change in the Company's effective tax rate for the three and nine months ended September 30, 2021 compared to 2020 is primarily the result of a change in the amount recognized due to the enactment of the "Coronavirus Aid, Relief, and Economic Security Act" (the "CARES Act"), a change in the amount of valuation allowance recorded against certain deferred tax assets, and a change in the amount of non-deductible executive compensation. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $2.1 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. As much as $1.9 million of the $2.1 million could affect net income when settled.

9. LONG-TERM DEBT

	September 30, 2021	December 31, 2020
	(In millions)
Term Loan A	$497.5	$453.4
Term Loan A-1	925.3	672.6
2024 Notes	—	602.9
2028 Notes	500.0	500.0
Finance leases	3.6	4.1
Total outstanding debt	1,926.4	2,233.0
Deferred financing costs	(16.8)	(18.3)
Less current portion	(15.8)	(15.7)
Total long-term debt	$1,893.8	$2,199.0

The scheduled maturities of outstanding debt, excluding deferred financing costs, at September 30, 2021 are as follows (in millions):

Remainder of 2021	$4.0
2022	15.6
2023	15.1
2024	15.0
2025	14.6
Thereafter	1,862.1
Total outstanding debt	$1,926.4

Credit Agreement

On March 26, 2021, the Company entered into Amendment No. 3 (the "Amendment") to the Second Amended and Restated Credit Agreement, dated as of December 1, 2017 (the "Credit Agreement") among the Company, the other loan parties thereto, the lenders from time to time party thereto and Bank of America N.A., as administrative agent, swing line lender and L/C issuer. Under the Amendment, among other things, the parties have agreed to: (i) amend and extend the maturity date of the Revolving Credit Facility and Tranche A-1 Term Loans until March 26, 2026 and the maturity date of the Term A Loans until March 26, 2028 (each as defined in the Credit Agreement), (ii) refinance the existing Term A Loans and increase the Tranche A-1 Term Loan amounts to $930.0 million, and (iii) include customary provisions under the Amendment providing for the replacement of LIBOR with any successor rate. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company's average interest rate on debt outstanding under its Credit Agreement for the three months ended September 30, 2021 was 1.68%. Including the impact of interest rate swap agreements in effect as of September 30, 2021, the average rate is 3.42%.

Revolving Credit Facility — As of September 30, 2021, $730.0 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available, and there were $20.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

Loss on Extinguishment of Debt — During the first quarter of 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million in connection with the 2024 Notes Redemption and Credit Agreement refinancing. During the third quarter of 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs in connection with the redemption of its 2022 Notes completed on September 25, 2020.

Fair Value — At September 30, 2021, the aggregate fair value of the Company's total debt was $1,912.2 million and its carrying value was $1,922.9 million. At December 31, 2020, the aggregate fair value of the Company's total debt was $2,250.4 million and its carrying value was $2,228.9 million. The fair values of the Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

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

During the second quarter of 2021, the Company repurchased approximately 0.5 million shares of common stock at a weighted average share price of $50.88 for a total of $25.0 million. There were no shares repurchased during the three or nine months ended September 30, 2020.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share data)
Weighted average common shares outstanding	55.8	56.6	55.9	56.5
Assumed exercise/vesting of equity awards (1)	0.2	0.2	0.4	—
Weighted average diluted common shares outstanding	56.0	56.8	56.3	56.5

(1)For the nine months ended September 30, 2020, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.7 million and 1.5 million for the three and nine months ended September 30, 2021, respectively, and 1.5 million for both the three and nine months ended September 30, 2020.

12. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares available to be awarded under the Plan is approximately 17.5 million, of which approximately 3.8 million remained available at September 30, 2021.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net income (loss) from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$1.7	$5.8	$11.1	$20.7
Related income tax benefit	0.4	1.5	2.9	5.4

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2021:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2020	707	$47.92	125	$54.67
Granted	384	50.99	37	48.03
Vested	(322)	46.86	(107)	55.83
Forfeited	(127)	50.97	(1)	52.46
Outstanding, at September 30, 2021	642	49.71	54	47.83
Vested and deferred, at September 30, 2021			16	48.35

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Fair value of vested restricted stock units	$2.0	$0.6	$22.0	$10.8
Tax benefit recognized from vested restricted stock units	0.5	—	3.7	1.9

Future compensation costs related to restricted stock units are approximately $25.3 million as of September 30, 2021 and will be recognized on a weighted average basis over the next 1.9 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The assumptions used in the Monte Carlo simulation were as follows:

Nine Months Ended September 30,
2021
Dividend yield	0%
Risk-free rate	0.30%
Expected volatility	35.65%
Expected term (in years)	2.75

The following table summarizes the performance unit activity during the nine months ended September 30, 2021:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2020	541	$52.38
Granted	166	52.80
Vested	(105)	45.79
Forfeited	(103)	55.27
Unvested, at September 30, 2021	499	54.22

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Fair value of vested performance units	$—	$—	$5.6	$3.3
Tax benefit recognized from performance units vested	0.1	—	0.3	0.6

Future compensation costs related to the performance units are estimated to be approximately $9.0 million as of September 30, 2021 and are expected to be recognized over the next 1.4 years. The grant date fair value of the awards is equal to the Company's closing stock price on the date of grant. The fair value of the portion of certain awards earned based on relative total shareholder return was valued using a Monte Carlo simulation model.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2019	$(79.4)	$(4.6)	$(84.0)
Other comprehensive loss before reclassifications	(2.8)	—	(2.8)
Reclassifications from accumulated other comprehensive loss (2)	—	0.4	0.4
Other comprehensive (loss) income	(2.8)	0.4	(2.4)
Balance at September 30, 2020	$(82.2)	$(4.2)	$(86.4)

Balance at December 31, 2020	$(67.3)	$3.3	$(64.0)
Other comprehensive loss before reclassifications	(2.5)	—	(2.5)
Reclassifications from accumulated other comprehensive loss (2)	—	0.5	0.5
Other comprehensive (loss) income	(2.5)	0.5	(2.0)
Balance at September 30, 2021	$(69.8)	$3.8	$(66.0)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and nine months ended September 30, 2021 and 2020.
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

Components of net periodic pension benefit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Service cost	$0.4	$0.4	$0.8	$1.2
Interest cost	2.3	2.7	6.6	8.1
Expected return on plan assets	(3.5)	(3.7)	(10.4)	(10.9)
Curtailment (1)	(0.7)	—	(0.7)	—
Amortization of unrecognized prior service cost	—	0.1	0.1	0.1
Amortization of unrecognized net loss	0.2	0.1	0.4	0.3
Net periodic pension benefit	$(1.3)	$(0.4)	$(3.2)	$(1.2)

(1)For the three and nine months ended September 30, 2021, the Company recognized a curtailment gain of $0.7 million related to the sale of the RTE Cereal business within Cost of sales in the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of net periodic postretirement cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Interest cost	$0.2	$0.2	$0.5	$0.6
Net periodic postretirement cost	$0.2	$0.2	$0.5	$0.6

The service cost and curtailment components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other (income) expense, net of the Condensed Consolidated Statements of Operations.

15. COMMITMENTS AND CONTINGENCIES

Shareholder Class Action and Related Derivative Actions

The Company and certain of its officers and former officers are parties to the following pending legal proceedings, each of which involves substantially similar allegations. A federal securities class action, Tarara v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632 (which, since its initial docketing, has been re-captioned as Public Employees' Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., in accordance with the Court's order appointing Public Employees' Retirement Systems of Mississippi as the lead plaintiff), was filed November 16, 2016 in the United States District Court for the Northern District of Illinois, purportedly brought on behalf of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks, among other things, damages and costs and expenses. Additionally, the following actions were each filed by a purported shareholder derivatively on behalf of TreeHouse against TreeHouse and certain of its officers and/or former officers: (i) Wells v. Reed, et al., Case No. 2016-CH-16359, filed December 22, 2016 in the Circuit Court of Cook County, Illinois, asserting state law claims for breach of fiduciary duty, unjust enrichment, and corporate waste; (ii) Lavin v. Reed, et al., Case No. 17-cv-01014, filed February 7, 2017 in the Northern District of Illinois, asserting state law claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste; (iii) Bartelt v. Reed, et al., Case No. 1:19-cv-00835, filed February 8, 2019 in the United States District Court for the Northern District of Illinois, asserting state law claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste, in addition to asserting violations of Section 14 of the Securities Exchange Act of 1934; and (iv) City of Ann Arbor Employees' Retirement System v. Reed, et al., Case No. 2019-CH-06753, filed June 3, 2019 in the Circuit Court of Cook County, Illinois, asserting claims for contribution and indemnification, breach of fiduciary duty, and aiding and abetting breaches of fiduciary duty.

Essentially, all five complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company's business, operations, and future prospects; and (ii) failed to disclose that (a) the Company's private label business was underperforming; (b) the Company's Flagstone business was underperforming; (c) the Company's acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse's statements lacked reasonable basis. The complaints allege that these actions artificially inflated the market price of TreeHouse common stock during the class period, thus purportedly harming investors. The Bartelt action also includes substantially similar allegations concerning events in 2017. We believe that these claims are without merit and intend to defend against them vigorously, but note that, as described below, an agreement in principle has been reached to resolve the class action (Public Employees’).

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Due to the similarity of the complaints, and in light of the pending class action in Public Employees’, Bartelt was consolidated with Lavin, Ann Arbor was consolidated with Wells, and the parties thereto entered stipulations deferring the derivative cases until either the Court entered an order on any summary judgment motion filed in the Public Employees’ class action or the class action is settled. However, on February 8, 2021, the plaintiffs in the consolidated Wells case moved to modify the deferral order to lift the stay, and defendants thereafter opposed the motion. On April 15, 2021, the Court denied the defendants’ motion and a status hearing is scheduled for October 18, 2021. On April 19, 2021, the parties in Public Employees’ advised the Court that they reached an agreement in principle to resolve the matter, subject to various conditions, definitive documentation, and Court approval. On July 14, 2021, the parties filed a stipulation of settlement and moved for preliminary approval of the settlement. The agreement includes a cash payment of $27.0 million (funded by D&O insurance) in exchange for dismissal with prejudice of the class claims and full releases. On July 27, 2021, the Court granted the motion for preliminary approval of the settlement and scheduled a final approval hearing for November 16, 2021. As a result of these developments, the Company has an accrual for a $27.0 million liability and a corresponding insurance receivable within Accrued expenses and Prepaid expenses and other current assets, respectively, in the Condensed Consolidated Balance Sheets as of September 30, 2021.

Employment Related Claims

The Company is party to matters challenging its wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. Ralcorp Holdings, Inc., et al, (the first of which was filed in California state court on October 20, 2015) pending in the U.S. District Court for the Central District of California, in which plaintiffs allege a pattern of violations of California and/or federal law at three former Company manufacturing facilities in California. The Company has notified the Court that it has reached a preliminary settlement understanding with the Negrete plaintiffs that would resolve all associated matters for a payment by the Company of $9.0 million. The preliminary understanding involves procedural requirements and Court approval which may continue through 2021. As a result of these developments, the Company has an accrual for a $9.0 million liability within Accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2021 with the settlement payment expected to be made in 2022.

Other Claims

In addition, the Company is party in the ordinary course of business to certain claims, litigation, audits, and investigations. The Company will record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable that may be incurred in connection with any such currently pending or threatened matter. In the Company's opinion, the eventual resolution of such matters, either individually or in the aggregate, is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. However, litigation is inherently unpredictable and resolutions or dispositions of claims or lawsuits by settlement or otherwise could have an adverse impact on our financial position, results of operations or cash flows for the reporting period in which any such resolution or disposition occurs.

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York ("SDNY") captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. TreeHouse asserted claims under the federal antitrust laws and various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. TreeHouse is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending. KGM is denying the allegations made by TreeHouse in the litigation. As such, TreeHouse has not recorded any amount in its Condensed Consolidated Financial Statements as of September 30, 2021.

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

As of September 30, 2021, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, $875.0 million in variable-rate debt was swapped for a weighted average fixed interest rate base of approximately 2.68% in 2020 and 2.91% from 2021 through 2025. These instruments are not accounted for under hedge accounting and the changes in their fair value are recognized in the Condensed Consolidated Statements of Operations.

Foreign Currency Contracts - Due to the Company's foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. These contracts do not qualify for hedge accounting and changes in their fair value are recognized in the Condensed Consolidated Statements of Operations. As of September 30, 2021, the Company had $4.3 million of foreign currency contracts outstanding, expiring throughout 2021 and 2022.

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

Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company's risk associated with the utility costs of its manufacturing facilities, and other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of September 30, 2021, the Company had outstanding contracts for the purchase of 0.1 million megawatts of electricity, expiring throughout 2021 and 2022; 4.0 million gallons of diesel, expiring throughout 2021; 3.8 million dekatherms of natural gas, expiring throughout 2021 and 2022; 5.2 million pounds of coffee, expiring throughout 2021 and 2022; 7.0 million pounds of resin, expiring throughout 2021 and 2022, and 0.2 million bushels of flour, expiring throughout 2021.

Total Return Swap Contract - In March 2021, the Company entered into an economic hedge program that uses a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total return swap contract is treated as an economic hedge, the Company has not designated it as a hedge for accounting purposes. The total return swap contract is measured at fair value and recognized in the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations. As of September 30, 2021, the notional value of the total return swap contract was $6.9 million.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 The following table identifies the fair value of each derivative instrument:

	September 30, 2021	December 31, 2020
	(In millions)
Asset derivatives
Commodity contracts	$15.4	$12.6
	$15.4	$12.6
Liability derivatives
Commodity contracts	$—	$0.7
Foreign currency contracts	0.2	—
Interest rate swap agreements	67.6	97.4
Total return swap contract	0.2	—
	$68.0	$98.1

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in Net Income (Loss)	2021	2020	2021	2020
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other (income) expense, net	$(1.7)	$3.6	$3.5	$(0.5)
Foreign currency contracts	Other (income) expense, net	0.6	—	(0.2)	0.1
Interest rate swap agreements	Other (income) expense, net	6.4	5.6	29.8	(50.2)
Total return swap contract	General and administrative	(0.3)	—	(0.2)	—
Total unrealized gain (loss)		$5.0	$9.2	$32.9	$(50.6)
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$8.2	$(2.4)	$23.7	$(8.1)
Foreign currency contracts	Cost of sales	(0.2)	—	(0.2)	0.4
Interest rate swap agreements	Interest expense	(6.3)	(6.4)	(18.6)	(12.5)
Total return swap contracts	General and administrative	0.2	—	0.8	—
Total realized gain (loss)		$1.9	$(8.8)	$5.7	$(20.2)
Total gain (loss)		$6.9	$0.4	$38.6	$(70.8)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. SEGMENT INFORMATION

The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources in total rather than on a segment-level basis. The Company has designated reportable segments based on how management views its business. The Company does not segregate assets between segments for internal reporting. Therefore, asset-related information has not been presented. The two reportable segments, as presented below, are consistent with the manner in which the Company reports its results to the Chief Executive Officer, who has been identified as our Chief Operating Decision Maker.

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

Financial information relating to the Company's reportable segments on a continuing operations basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Net sales to external customers:
Meal Preparation	$690.2	$642.7	$2,016.3	$1,984.0
Snacking & Beverages	411.0	403.0	1,145.4	1,188.5
Total	$1,101.2	$1,045.7	$3,161.7	$3,172.5
Direct operating income:
Meal Preparation	$63.9	$80.1	$209.6	$268.7
Snacking & Beverages	41.9	65.7	120.5	166.3
Total	105.8	145.8	330.1	435.0
Unallocated selling, general, and administrative expenses	(50.0)	(56.5)	(178.9)	(210.4)
Unallocated cost of sales (1)	5.6	(12.0)	6.2	(26.5)
Unallocated corporate expense and other (1)	(35.6)	(37.5)	(116.5)	(102.8)
Operating income	$25.8	$39.8	$40.9	$95.3

(1)Includes charges related to growth, reinvestment, and restructuring programs and other costs managed at corporate. Other costs include incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregation of Revenue

Segment revenue disaggregated by product category groups are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Center store grocery	$437.7	$415.7	$1,290.4	$1,261.0
Main course	252.5	227.0	725.9	723.0
Total Meal Preparation	690.2	642.7	2,016.3	1,984.0
Sweet & savory snacks	297.7	283.8	844.1	862.0
Beverages & drink mixes	113.3	119.2	301.3	326.5
Total Snacking & Beverages	411.0	403.0	1,145.4	1,188.5
Total net sales	$1,101.2	$1,045.7	$3,161.7	$3,172.5

Additional information regarding our disaggregated revenue by sales channel is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)		(In millions)
Retail grocery	$857.2	$850.7	$2,493.2	$2,616.8
Food-away-from-home	79.1	64.2	223.2	186.3
Industrial, co-manufacturing, and other	164.9	130.8	445.3	369.4
Total net sales	$1,101.2	$1,045.7	$3,161.7	$3,172.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
TreeHouse Foods, Inc. is a leading manufacturer and distributor of private label foods and beverages in North America. We operate in 29 product categories across two divisions and have approximately 40 production facilities across North America and Italy. Across our diverse portfolio, we have a private label leadership position in many categories and offer a range of better-for-you and nutritional solutions, such as items defined by our customers to be organic, or gluten-free, across nearly every category. Our purpose is to make high quality food and beverages affordable to all. Our mission is to create value as our customers' preferred manufacturing and distribution partner, providing thought leadership, superior innovation, and a relentless focus on execution. Our long-term strategic objective is to build a company that is well positioned to deliver long-term sustainable growth and create value for our shareholders, as enabled by our two-segment structure. Our two segments have distinct focuses and approaches based upon their underlying categories as described below:

•Meal Preparation - Our Meal Preparation segment is focused on generating stable, predictable cash flow and improving profitability. Its strategic initiatives include mastering the fundamentals of cost, quality and service, managing product and channel mix to improve margin, and driving value from product optimization. This segment is primarily comprised of mature categories and includes center of the store grocery items (such as single-serve coffee, powdered creamer, dressings, dips, sauces, salsas, syrups, pasta sauces, jams and jellies, pickles, and cheese sauces) and main course meal items (such as dough, dry dinners, hot cereals, and pasta) in shelf stable and refrigerated formats for retail, food-away-from-home, co-manufacturing, industrial, ingredient, and export customers.

•Snacking & Beverages - Our Snacking and Beverages segment is focused on improving revenue and profit growth. Its strategic initiatives include building depth and category leadership to drive growth, both organic and inorganic growth through acquisitions, and mastering the fundamentals of cost, quality, and service. This segment is primarily comprised of growth categories and produces and sells a comprehensive portfolio of sweet and savory baked food items (such as cookies, crackers, frozen waffles, pita chips, pretzels, snack bars and unique candy products) and beverages and drink mixes (such as powdered drinks, broths/stocks, ready-to-drink beverages, coffee/tea concentrates and bagged specialty tea) in shelf stable, refrigerated and frozen formats primarily for retail and co-manufacturing customers.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three and nine month periods ended September 30, 2021 and 2020. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Plan to Explore Strategic Alternatives to Maximize Value

On November 8, 2021, the Company announced that its Board of Directors has approved a plan to explore strategic alternatives, including a possible sale of the Company or a transaction to allow the Company to focus on its higher growth Snacking & Beverages business segment by divesting a significant portion of its Meal Preparation business segment. The determination follows the Company’s ongoing, Board-led strategic review which began earlier this year.

There can be no assurance that the exploration of strategic alternatives will result in a transaction or other strategic changes or outcomes. Consequently, the Company may incur restructuring, impairment, disposal or other related charges in future periods as a result of the strategic plan. The Company has not set a timetable for the conclusion of its review.

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

Debt Refinancing

On March 26, 2021, the Company amended its Second Amended and Restated Credit Agreement, dated as of December 1, 2017 (the "Credit Agreement") which extended the maturity date of the Revolving Credit Facility and Tranche A-1 Term Loans until March 26, 2026 and the maturity date of the Term A Loans until March 26, 2028, and the amendment refinanced the existing Term A Loans and increased the Tranche A-1 Term Loan amounts to $930.0 million. The net proceeds from Term Loan A-1, Term Loan A, and a draw from the Revolving Credit Facility as well as available cash on hand were used to fund the redemption of all of the $602.9 million outstanding principal amount of the 2024 Notes. Refer to Note 9 to our Condensed Consolidated Financial Statements for additional information.
Executive Summary

The following table summarizes our consolidated financial results (in millions, except per share data and percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net sales	$1,101.2	$1,045.7	5.3%	$3,161.7	$3,172.5	(0.3)%
Net income (loss) from continuing operations	6.7	11.4	(41.2)	1.9	(24.0)	107.9
Adjusted net income from continuing operations (1)	25.7	40.5	(36.5)	61.0	94.2	(35.2)
Diluted earnings (loss) per share from continuing operations	0.12	0.20	(40.0)	0.03	(0.42)	107.1
Adjusted diluted EPS from continuing operations (1)	0.46	0.71	(35.2)	1.08	1.66	(34.9)

(1)Adjusted net income from continuing operations and adjusted diluted EPS from continuing operations are Non-GAAP financial measures. Refer to the "Non-GAAP Measures" section for additional information.

Third Quarter 2021 Financial Highlights

The following are highlights in our net sales and earnings for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Refer to the Results of Operations for further discussion and analysis.

•Net sales increased primarily due to our pricing actions to recover commodity and freight cost inflation as we continue to manage through the current inflationary macro environment. Net sales also benefited from the inclusion of the business from the pasta acquisition.
•Earnings were adversely impacted by commodity and freight inflation, as our pricing actions to recover inflation inherently lag the rise in costs, and the global supply chain disruption which has pressured our margins and service levels.

Known Trends and Uncertainties

COVID-19

The COVID-19 pandemic significantly impacted consumer behavior resulting in a surge of at-home food consumption primarily within our retail grocery sales channel, which comprises approximately 80% of total net sales, and reduced food-away-from-home consumption in the related sales channel in the first nine months of 2020, particularly in March and April 2020. After the initial surge, at-home food consumption remained elevated in comparison to pre-pandemic levels. However, in the first six months of 2021, macroeconomic factors and more disposable income, such as increased unemployment benefits and government stimulus, temporarily shifted consumer demand from at-home private label food and beverages to non-private label competitors which adversely affected our retail grocery business. During the third quarter of 2021, demand signals improved within private label retail grocery as the Company's net sales rebounded from the first six months of 2021. Additionally, in the first nine months of 2021, we began to see recovery in food-away-from-home consumption due to more consumers dining out at restaurants and other public venues given increased vaccination rollout and easing of government restrictions in public venues.

We continue to incur incremental costs related to COVID-19 to address the safety and welfare of our employees. These incremental costs are subject to change depending on factors including, but not limited to, COVID-19 infection rates, regulatory requirements, or new variants. During the first nine months of 2021, our incremental costs related to COVID-19 have declined compared to 2020.

Supply Chain Disruption

We continue to monitor the impact of the COVID-19 pandemic on our supply chain network. During the third quarter of 2021, we have experienced increasing disruptions in the global supply chain network. These disruptions include, but are not limited to, items such as freight transportation availability, labor challenges, and raw materials and packaging availability challenges, which have negatively impacted our margins and service levels during the third quarter of 2021. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our margins and service levels.

Commodity Inflation

The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in 2021 when compared to 2020 and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. The overall food and beverage industry is facing significant inflation in packaging materials, fuel, energy, and across several agricultural commodities, including but not limited to edible oils (soybean, coconut, canola, and palm), wheat, durum, coffee, oats, and cucumbers. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities we expect are required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for market conditions or competitive reasons, our pricing actions may also lag commodity cost changes temporarily, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,101.2	100.0%	$1,045.7	100.0%	$3,161.7	100.0%	$3,172.5	100.0%
Cost of sales	921.5	83.7	857.5	82.0	2,634.8	83.3	2,598.2	82.0
Gross profit	179.7	16.3	188.2	18.0	526.9	16.7	574.3	18.0
Operating expenses:
Selling and distribution	71.3	6.5	59.8	5.7	202.9	6.4	187.9	5.9
General and administrative	47.0	4.3	51.0	4.9	166.6	5.3	188.3	5.9
Amortization expense	18.1	1.6	17.6	1.7	54.5	1.7	52.5	1.7
Other operating expense, net	17.5	1.6	20.0	1.9	62.0	2.0	50.3	1.6
Total operating expenses	153.9	14.0	148.4	14.2	486.0	15.4	479.0	15.1
Operating income	25.8	2.3	39.8	3.8	40.9	1.3	95.3	2.9
Other expense:
Interest expense	18.8	1.7	26.9	2.6	62.4	2.0	77.9	2.5
Loss on extinguishment of debt	—	—	1.2	0.1	14.4	0.5	1.2	—
Loss (gain) on foreign currency exchange	1.6	0.1	(3.8)	(0.4)	(1.0)	—	4.1	0.1
Other (income) expense, net	(2.8)	(0.3)	(6.9)	(0.7)	(36.7)	(1.2)	51.5	1.6
Total other expense	17.6	1.5	17.4	1.6	39.1	1.3	134.7	4.2
Income (loss) before income taxes	8.2	0.8	22.4	2.1	1.8	—	(39.4)	(1.2)
Income tax expense (benefit)	1.5	0.1	11.0	1.1	(0.1)	—	(15.4)	(0.6)
Net income (loss) from continuing operations	6.7	0.7	11.4	1.0	1.9	—	(24.0)	(0.6)
Net income from discontinued operations	—	—	0.7	0.1	14.7	0.5	3.4	0.1
Net income (loss)	$6.7	0.7%	$12.1	1.1%	$16.6	0.5%	$(20.6)	(0.5)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Continuing Operations

Net Sales — Net sales for the third quarter of 2021 totaled $1,101.2 million compared to $1,045.7 million for the same period last year, an increase of $55.5 million, or 5.3%. The change in net sales from 2020 to 2021 was due to the following:

	Dollars	Percent
	(In millions)
2020 Net sales	$1,045.7
Volume/mix excluding acquisitions	(13.5)	(1.3)%
Pricing	31.8	3.0
Acquisition	33.2	3.2
Foreign currency	4.0	0.4
2021 Net sales	$1,101.2	5.3%

Acquisition		(3.2)
Foreign currency		(0.4)
Percent change in organic net sales (1)		1.7%

(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 5.3% was primarily driven by the favorable impact of the inclusion of the business from the pasta acquisition of 3.2%, the increase of our underlying organic net sales of 1.7%, and favorable foreign exchange of 0.4%. Organic net sales was driven by higher pricing which was partially offset by unfavorable volume/mix excluding acquisitions. Favorable pricing was driven by pricing actions which partially recovered commodity and freight cost inflation. Volume/mix excluding acquisitions was unfavorable primarily due to supply chain disruption causing supply shortages and declines in service levels, and this was partially offset by increased demand in the food-away-from-home and co-manufacturing sales channels and new product sales.

Gross Profit — Gross profit as a percentage of net sales was 16.3% in the third quarter of 2021, compared to 18.0% in the third quarter of 2020, a decrease of 1.7 percentage points. The decrease is primarily due to commodity inflation. To a lesser extent, other decreases resulted from supply chain disruption causing increased labor costs and supply shortages and unfavorable channel mix from increased food-away-from-home demand. This was partially offset by favorable pricing actions to recover commodity and freight cost inflation, lower costs necessary to respond to the COVID-19 pandemic, such as increased production shifts, supplemental pay, protective equipment for employees, and additional sanitation measures, and favorable volume/mix from the inclusion of the business from the higher margin pasta acquisition.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 14.0% in the third quarter of 2021 compared to 14.2% in the third quarter of 2020, a decrease of 0.2 percentage points. The decrease is primarily attributable to lower employee incentive compensation expense during the third quarter of 2021. This was mostly offset by higher freight costs due to freight cost inflation.

Total Other Expense — Total other expense increased by $0.2 million to $17.6 million in the third quarter of 2021 compared to $17.4 million in the third quarter of 2020. The increase was primarily due to unfavorable currency exchange rate impacts between the U.S. and Canadian dollar during the third quarter of 2021 compared to favorable currency exchange impacts in the prior year and lower favorable non-cash mark-to-market impacts from hedging activities, driven by commodity contracts. This was mostly offset by lower interest expense as a result of debt refinancing completed in the first quarter of 2021 and third quarter of 2020.

Income Taxes — Income taxes were recognized at an effective rate of 18.3% in the third quarter of 2021 compared to 49.1% recognized in the third quarter of 2020. The change in the Company's effective tax rate is primarily the result of a change in the amount recognized due to the enactment of the CARES Act, a change in the amount of valuation allowance recorded against certain deferred tax assets, and a change in the amount of non-deductible executive compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net income from discontinued operations decreased $0.7 million in the third quarter of 2021 compared to the third quarter of 2020. The decrease is due to the completion of the sale of the Ready-to-eat Cereal business on June 1, 2021. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 — Results by Segment

	Three Months Ended September 30, 2021
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$690.2	100.0%	$411.0	100.0%
Cost of sales	586.0	84.9	341.1	83.0
Gross profit	104.2	15.1	69.9	17.0
Freight out and commissions	30.5	4.4	22.5	5.5
Direct selling, general, and administrative	9.8	1.4	5.5	1.3
Direct operating income	$63.9	9.3%	$41.9	10.2%

	Three Months Ended September 30, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$642.7	100.0%	$403.0	100.0%
Cost of sales	531.7	82.7	313.9	77.9
Gross profit	111.0	17.3	89.1	22.1
Freight out and commissions	24.2	3.8	18.1	4.5
Direct selling, general, and administrative	6.7	1.0	5.3	1.3
Direct operating income	$80.1	12.5%	$65.7	16.3%

The change in net sales by segment from the third quarter of 2020 to the third quarter of 2021 was due to the following:

	Three Months Ended September 30,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2020 Net sales	$642.7		$403.0
Volume/mix excluding acquisitions	(17.9)	(2.8)%	4.4	1.1%
Pricing	29.7	4.6	2.1	0.5
Acquisition	33.2	5.2	—	—
Foreign currency	2.5	0.4	1.5	0.4
2021 Net sales	$690.2	7.4%	$411.0	2.0%

Acquisition		(5.2)		—
Foreign currency		(0.4)		(0.4)
Percent change in organic net sales		1.8%		1.6%

Meal Preparation

Net sales in the Meal Preparation segment increased $47.5 million, or 7.4%, in the third quarter of 2021 compared to the third quarter of 2020. The increase in net sales was primarily driven by the favorable impact of the inclusion of the business from the pasta acquisition and an increase of our underlying organic net sales of 1.8%. Organic net sales was driven by higher pricing which was partially offset by unfavorable volume/mix excluding acquisitions. Favorable pricing was driven by pricing actions which partially recovered commodity and freight cost inflation. Volume/mix excluding acquisitions was unfavorable primarily due to supply chain disruption causing supply shortages and declines in service levels, and this was partially offset by increased demand in the food-away-from-home and co-manufacturing sales channels.

Direct operating income as a percentage of net sales decreased 3.2 percentage points in the third quarter of 2021 compared to the third quarter of 2020. This decrease was primarily due to commodity and freight cost inflation. To a lesser extent, other decreases resulted from unfavorable channel mix from increased food-away-from-home demand and supply chain disruption causing increased labor costs and supply shortages. This was partially offset by favorable pricing actions to recover commodity and freight cost inflation and favorable volume/mix from the inclusion of the business from the higher margin pasta acquisition.

Snacking & Beverages

Net sales in the Snacking & Beverages segment increased $8.0 million, or 2.0%, in the third quarter of 2021 compared to the third quarter of 2020. The increase in net sales was primarily driven by an increase of our underlying organic net sales of 1.6%. Organic net sales was driven by favorable volume/mix excluding acquisitions and higher pricing. Volume/mix excluding acquisitions was favorable primarily due to new product sales, particularly within our Liquid Beverages category. Favorable pricing was driven by an increase of $8.2 million in pricing actions which partially recovered commodity and freight cost inflation, and this was mostly offset by a non-recurring pricing benefit of $6.1 million in the third quarter of 2020.

Direct operating income as a percentage of net sales decreased 6.1 percentage points in the third quarter of 2021 compared to the third quarter of 2020. The decrease was primarily due to commodity and freight cost inflation and to a lesser extent, supply chain disruption causing increased labor costs and supply shortages. This was partially offset by favorable pricing actions to recover commodity and freight cost inflation.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Continuing Operations

Net Sales — Net sales for the first nine months of 2021 totaled $3,161.7 million compared to $3,172.5 million for the same period last year, a decrease of $10.8 million, or 0.3%. The change in net sales from 2020 to 2021 was due to the following:

	Dollars	Percent
	(In millions)
2020 Net sales	$3,172.5
Volume/mix excluding acquisitions and divestitures	(141.5)	(4.5)%
Pricing	30.0	0.9
Volume/mix related to divestitures	(21.4)	(0.7)
Acquisition	106.8	3.5
Foreign currency	15.3	0.5
2021 Net sales	$3,161.7	(0.3)%

Volume/mix related to divestitures		0.7
Acquisition		(3.5)
Foreign currency		(0.5)
Percent change in organic net sales		(3.6)%

The net sales decrease of 0.3% in 2021 compared to 2020 was driven by the decrease of our underlying organic net sales of 3.6%, and volume/mix related to the divestiture of the two In-Store Bakery facilities was unfavorable 0.7%. This was partially offset by the favorable impact of the inclusion of the business from the pasta acquisition of 3.5% and favorable foreign exchange of 0.5%. Organic net sales was driven by unfavorable volume/mix excluding acquisitions and divestitures which was partially offset by higher pricing. Volume/mix excluding acquisitions and divestitures was unfavorable primarily reflecting the lap of significant COVID-19 related retail grocery volume in the first nine months of 2020 and supply chain disruption causing supply shortages and declines in service levels. These reductions in volume/mix were partially offset by increased demand in the food-away-from-home and co-manufacturing sales channels, distribution gains that outpaced distribution losses, and new product sales. Favorable pricing was driven by pricing actions which partially recovered commodity and freight cost inflation.

Gross Profit — Gross profit as a percentage of net sales was 16.7% in the first nine months of 2021, compared to 18.0% in the first nine months of 2020, a decrease of 1.3 percentage points. The decrease is primarily due to commodity inflation. To a lesser extent, other decreases resulted from unfavorable fixed cost overhead due to lower volume from reduced COVID-19 related retail grocery demand, supply chain disruption causing increased labor costs and supply shortages, unfavorable channel mix from increased food-away-from-home demand, and increased operational costs as a result of severe winter weather in certain regions of the U.S during the first quarter of 2021. This was partially offset by favorable pricing actions to recover commodity and freight cost inflation, favorable volume/mix from the inclusion of the business from the higher margin pasta acquisition, and lower costs necessary to respond to the COVID-19 pandemic, such as increased production shifts, supplemental pay, protective equipment for employees, and additional sanitation measures.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 15.4% in the first nine months of 2021 compared to 15.1% in the first nine months of 2020, an increase of 0.3 percentage points. The increase is primarily attributable to the execution of strategic growth initiatives, integration costs associated with the recent pasta acquisition, and higher freight costs due to freight cost inflation. This was offset by lower employee incentive compensation expense.

Total Other Expense — Total other expense decreased by $95.6 million to $39.1 million in the first nine months of 2021 compared to $134.7 million in the first nine months of 2020. The decrease was primarily related to favorable non-cash mark-to-market impacts from hedging activities of $83.5 million, driven by interest rate swaps and commodity contracts, and favorable currency exchange rate impacts between the U.S. and Canada compared to unfavorable mark-to-market and currency exchange impacts in the prior year. Additionally, the Company incurred lower interest expense as a result of debt refinancing completed in the first quarter of 2021 and third quarter of 2020. This was partially offset by a higher loss on extinguishment of debt in 2021 compared to 2020.

Income Taxes — Income taxes were recognized at an effective rate of (5.6)% in the first nine months of 2021 compared to 39.1% recognized in the first nine months of 2020. The change in the Company's effective tax rate is primarily the result of a change in the amount recognized due to the enactment of the CARES Act, a change in the amount of valuation allowance recorded against certain deferred tax assets, and a change in the amount of non-deductible executive compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net income from discontinued operations increased $11.3 million in the first nine months of 2021 compared to the first nine months of 2020. The increase is primarily due to the completion of the sale of the Ready-to-eat Cereal business on June 1, 2021 resulting in the recognition of a pre-tax gain of $18.4 million. Additionally, lower Ready-to-eat Cereal operating expenses contributed to the increase and were partially offset by lower Ready-to-eat Cereal volume and gross profit due to the partial period from its sale. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 — Results by Segment

	Nine Months Ended September 30, 2021
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$2,016.3	100.0%	$1,145.4	100.0%
Cost of sales	1,692.5	83.9	948.5	82.8
Gross profit	323.8	16.1	196.9	17.2
Freight out and commissions	86.0	4.3	59.0	5.2
Direct selling, general, and administrative	28.2	1.4	17.4	1.5
Direct operating income	$209.6	10.4%	$120.5	10.5%

	Nine Months Ended September 30, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,984.0	100.0%	$1,188.5	100.0%
Cost of sales	1,620.5	81.7	951.2	80.0
Gross profit	363.5	18.3	237.3	20.0
Freight out and commissions	75.8	3.8	53.1	4.5
Direct selling, general, and administrative	19.0	1.0	17.9	1.5
Direct operating income	$268.7	13.5%	$166.3	14.0%

The change in net sales by segment from the first nine months of 2020 to the first nine months of 2021 was due to the following:

	Nine Months Ended September 30,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2020 Net sales	$1,984.0		$1,188.5
Volume/mix excluding acquisitions and divestitures	(111.7)	(5.6)%	(29.8)	(2.5)%
Pricing	27.8	1.3	2.2	0.2
Volume/mix related to divestitures	—	—	(21.4)	(1.8)
Acquisition	106.8	5.4	—	—
Foreign currency	9.4	0.5	5.9	0.5
2021 Net sales	$2,016.3	1.6%	$1,145.4	(3.6)%

Volume/mix related to divestitures		—		1.8
Acquisition		(5.4)		—
Foreign currency		(0.5)		(0.5)
Percent change in organic net sales		(4.3)%		(2.3)%

Meal Preparation

Net sales in the Meal Preparation segment increased $32.3 million, or 1.6%, in the first nine months of 2021 compared to the first nine months of 2020. The increase in net sales was primarily driven by the favorable impact of the inclusion of the business from the pasta acquisition and was partially offset by the decrease of our underlying organic net sales of 4.3%. Organic net sales was driven by unfavorable volume/mix excluding acquisitions and divestitures primarily reflecting the lap of significant COVID-19 related retail grocery volume in the first nine months of 2020 and supply chain disruption causing supply shortages and declines in service levels. These reductions in volume/mix were partially offset by increased demand in the food-away-from-home and co-manufacturing sales channels. Favorable pricing was driven by pricing actions which partially recovered commodity and freight cost inflation.

Direct operating income as a percentage of net sales decreased 3.1 percentage points in the first nine months of 2021 compared to the first nine months of 2020. This decrease was primarily due to commodity and freight cost inflation. To a lesser extent, other decreases resulted from unfavorable fixed cost overhead due to lower volume from reduced COVID-19 related retail grocery demand, supply chain disruption causing increased labor costs and supply shortages, unfavorable channel mix from increased food-away-from-home demand, and increased operational costs as a result of severe winter weather in certain regions of the U.S during the first quarter of 2021. This was partially offset by favorable pricing actions to recover commodity and freight cost inflation and favorable volume/mix from the inclusion of the business from the higher margin pasta acquisition.

Snacking & Beverages

Net sales in the Snacking & Beverages segment decreased $43.1 million, or 3.6%, in the first nine months of 2021 compared to the first nine months of 2020. The decrease in net sales was primarily driven by the decrease of our underlying organic net sales of 2.3% and lower volume/mix due to divestitures. Organic net sales was driven by unfavorable volume/mix excluding acquisitions and divestitures primarily reflecting the lap of significant COVID-19 related retail grocery volume in the first nine months of 2020. This was partially offset by distribution gains which outpaced distribution losses and new product sales.

Direct operating income as a percentage of net sales decreased 3.5 percentage point in the first nine months of 2021 compared to the first nine months of 2020. The decrease was primarily due to commodity and freight cost inflation. To a lesser extent, other decreases resulted from unfavorable fixed cost overhead due to lower volume from reduced COVID-19 related retail grocery demand and supply chain disruption causing increased labor costs and supply shortages. This was partially offset by favorable pricing actions to recover commodity and freight cost inflation.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, including our strategic growth initiatives, performing acquisitions, and managing its capital structure on a short and long-term basis. The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility. If additional borrowings are needed, approximately $730.0 million was available under the Revolving Credit Facility as of September 30, 2021. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

Our cash earnings and liquidity have been impacted by commodity inflation and supply chain disruption as a result of COVID-19, but we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. Under the CARES Act, we deferred the payment of $22.8 million in payroll taxes in 2020, which will be paid equally in the fourth quarters of 2021 and 2022. We filed refund claims from the Internal Revenue Service of $73.5 million and $8.3 million related to the net operating loss carryback provisions of the CARES Act for the 2019 and 2020 federal tax losses, respectively. We received $71.4 million in the fourth quarter of 2020 related to the 2019 refund claim. Given the dynamic nature of COVID-19, we will continue to assess our liquidity needs while additionally managing our discretionary spending and investment strategies.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$60.7	$124.5
Investing activities of continuing operations	(78.0)	(64.6)
Financing activities of continuing operations	(358.2)	103.9
Cash flows from discontinued operations	78.8	(2.4)

Operating Activities From Continuing Operations

Cash provided by operating activities of continuing operations was $60.7 million in the first nine months of 2021 compared to $124.5 million in the first nine months of 2020, a decrease in cash provided of $63.8 million. The decrease was primarily attributable to lower cash earnings and higher incentive compensation paid in the first quarter of 2021 compared to the first quarter of 2020 based on prior year performance. This was partially offset by an increase in cash flows from the Receivables Sales Program. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information.

Investing Activities From Continuing Operations

Cash used in investing activities of continuing operations was $78.0 million in the first nine months of 2021 compared to $64.6 million in the first nine months of 2020, an increase in cash used of $13.4 million. This was primarily driven by the non-recurrence of proceeds received from the prior year sale of the Minneapolis, Minnesota and In-Store Bakery facilities, higher capital expenditures for manufacturing plant improvements, and the additional purchase consideration transferred to acquire machinery and equipment utilized in the Riviana Foods Fresno, California facility. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information. This was partially offset by the proceeds received from the sale of our investments during the nine months ended September 30, 2021 as the Company entered into a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability (refer to Note 16 to our Condensed Consolidated Financial Statements for additional information), and the non-recurrence of an acquisition of a refrigerated dough business in the third quarter of 2020.

Financing Activities From Continuing Operations

Net cash used in financing activities of continuing operations was $358.2 million in the first nine months of 2021 compared to cash provided by financing activities of $103.9 million in the first nine months of 2020, an increase in cash used of $462.1 million. The increase in cash used is primarily attributable to the redemption of the 2024 Notes, the repurchase of common stock, and the non-recurrence of proceeds received from the issuance of the Company's 2028 Notes in the prior year. This was partially offset by the Amendment to the Credit Agreement, which resulted in an increase in Term Loan balances used to fund the redemption of the 2024 Notes during the first nine months of 2021, and the non-recurrence of the prior year redemption of the 2022 Notes during the first nine months of 2020 .

Cash Flows From Discontinued Operations

Net cash provided by discontinued operations was $78.8 million in the first nine months of 2021 compared to cash used in discontinued operations of $2.4 million in the first nine months of 2020, an increase in cash provided of $81.2 million. The increase in cash provided by discontinued operations is primarily attributable to proceeds received from the completion of the sale of the Ready-to-eat Cereal business and the non-recurring payment of a working capital adjustment from the 2019 sale of the Snacks division that occurred during the nine months ended September 30, 2020. This was partially offset by a decrease in cash flow provided by operating activities from the Ready-to-eat Cereal business. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

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

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Cash flow provided by operating activities from continuing operations	$60.7	$124.5
Less: Capital expenditures	(91.5)	(79.1)
Free cash flow from continuing operations	$(30.8)	$45.4

Debt Obligations

At September 30, 2021, we had $497.5 million outstanding under Term Loan A, $925.3 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $3.6 million of other obligations.

Also, at September 30, 2021, our Revolving Credit Facility provided for an aggregate commitment of $750 million, of which $730.0 million was available due to $20.0 million in letters of credit that were issued but undrawn. Interest rates on debt outstanding under the Revolving Credit Facility, Term Loan A, and Term Loan A-1 (collectively known as the "Amended and Restated Credit Agreement") for the three months ended September 30, 2021 averaged 1.68%. Including the interest rate swap agreements in effect as of September 30, 2021, the average rate is 3.42%.

We are in compliance with all applicable debt covenants as of September 30, 2021. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness and related agreements.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Nine Months Ended September 30, 2021
(unaudited, in millions)
Net sales	$2,970.0
Gross profit (1)	469.1
Net loss from continuing operations	(19.7)
Net income from discontinued operations	14.7
Net loss	(5.0)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	September 30, 2021	December 31, 2020
	(unaudited, in millions)
Current assets	$980.0	$1,201.9
Noncurrent assets	3,634.0	3,754.0
Current liabilities	847.8	912.2
Noncurrent liabilities (2)	2,282.5	2,618.1

(1)For the nine months ended September 30, 2021, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $52.8 million of net sales to the Non-Guarantor Subsidiaries and $192.5 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due (to)/from Non-Guarantor Subsidiaries of $(28.9) million and $10.6 million as of September 30, 2021 and December 31, 2020, respectively.

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

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per diluted share from continuing operations ("adjusted diluted EPS") reflects adjustments to GAAP earnings (loss) per diluted share from continuing operations to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, the impact of the COVID-19 pandemic, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company's performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
		(unaudited)		(unaudited)
Diluted earnings (loss) per share from continuing operations (GAAP)		$0.12	$0.20	$0.03	$(0.42)
Growth, reinvestment, restructuring programs & other	(1)	0.31	0.36	1.05	0.94
Acquisition, integration, divestiture, and related costs	(2)	0.14	0.01	0.34	0.03
COVID-19	(3)	0.06	0.06	0.29	0.22
Loss on extinguishment of debt	(4)	—	0.02	0.26	0.02
Shareholder activism	(5)	0.02	—	0.07	—
Tax indemnification	(6)	0.04	0.06	0.05	0.09
Foreign currency loss (gain) on re-measurement of intercompany notes	(7)	0.04	(0.06)	(0.01)	0.09
Mark-to-market adjustments	(8)	(0.09)	(0.17)	(0.59)	0.89
Litigation matter	(9)	—	—	—	0.16
Taxes on adjusting items		(0.18)	0.23	(0.41)	(0.36)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$0.46	$0.71	$1.08	$1.66

During the three and nine months ended September 30, 2021 and 2020, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)
The Company's growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. For the three months ended September 30, 2021 and 2020, the Company incurred growth, reinvestment, and restructuring program costs of approximately $17.4 million and $20.2 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred growth, reinvestment, and restructuring program costs of approximately $59.2 million and $51.9 million, respectively. Additionally, the Company recognized other items affecting comparability including recovery of insurance proceeds related to a prior period product recall, consulting fees associated with the 2019 CFO transition, and regulatory compliance costs related to changes in nutrition labeling requirements. There were no other items recognized during the three months ended September 30, 2021 and 2020. Other items were approximately $(0.1) million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

(2)	Acquisition, integration, divestiture, and related costs represent costs associated with completed and potential divestitures, completed and potential acquisitions, the related integration of the acquisitions, and gains or losses on the divestiture of a business.

Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

(3)
During 2021 and 2020, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures. These costs were approximately $1.1 million and $17.4 million for the three months ended September 30, 2021 and 2020, and approximately $14.4 million and $37.7 million for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company incurred income tax expense (benefit) due to the enactment of the CARES Act of approximately $1.9 million and $(14.0) million for the three months ended September 30, 2021 and 2020 and approximately $1.9 million and $(25.0) million for the nine months ended September 30, 2021 and 2020, respectively.

(4)
For the nine months ended September 30, 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million in connection with the 2024 Notes Redemption and Credit Agreement refinancing. For the three and nine months ended September 30, 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs in connection with the redemption of its 2022 Notes.

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

(7)
The Company has Canadian dollar denominated intercompany loans and incurred foreign currency losses of $2.1 million and foreign currency gains of $3.1 million for the three months ended September 30, 2021 and 2020, respectively, to re-measure the loans at quarter end. For the nine months ended September 30, 2021 and 2020, the Company incurred foreign currency gains of $0.7 million and foreign currency losses of $5.3 million, respectively. These charges are non-cash and the loans are eliminated in consolidation.

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

(9)
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

Adjusted Net Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted Net Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations and Adjusted EBITDA Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted net income from continuing operations represents GAAP net income (loss) from continuing operations as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.

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

The following table reconciles the Company's net income (loss) from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, and Adjusted EBITDA from continuing operations for the three and nine months ended September 30, 2021 and 2020:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
		(unaudited in millions)
Net income (loss) from continuing operations (GAAP)		$6.7	$11.4	$1.9	$(24.0)
Growth, reinvestment, restructuring programs & other	(1)	17.4	20.2	59.1	53.2
Acquisition, integration, divestiture, and related costs	(2)	7.6	0.8	19.4	1.9
COVID-19	(3)	3.0	3.4	16.3	12.7
Loss on extinguishment of debt	(4)	—	1.2	14.4	1.2
Shareholder activism	(5)	0.9	—	4.0	—
Tax indemnification	(6)	2.7	3.5	2.9	5.2
Foreign currency loss (gain) on re-measurement of intercompany notes	(7)	2.1	(3.1)	(0.7)	5.3
Mark-to-market adjustments	(8)	(5.3)	(9.2)	(33.1)	50.6
Litigation matter	(9)	—	—	—	9.0
Less: Taxes on adjusting items		(9.4)	12.3	(23.2)	(20.9)
Adjusted net income from continuing operations (Non-GAAP)		25.7	40.5	61.0	94.2
Interest expense		18.8	26.9	62.4	77.9
Interest income		—	—	(4.1)	(4.0)
Income taxes (excluding COVID-19 income tax adjustments)		(0.4)	25.0	(2.0)	9.6
Add: Taxes on adjusting items		9.4	(12.3)	23.2	20.9
Adjusted EBIT from continuing operations (Non-GAAP)		53.5	80.1	140.5	198.6
Depreciation and amortization	(10)	53.4	50.9	160.7	150.3
Stock-based compensation expense	(11)	1.7	5.6	10.3	19.9
Adjusted EBITDA from continuing operations (Non-GAAP)		$108.6	$136.6	$311.5	$368.8

Adjusted net income margin from continuing operations		2.3%	3.9%	1.9%	3.0%
Adjusted EBIT margin from continuing operations		4.9%	7.7%	4.4%	6.3%
Adjusted EBITDA margin from continuing operations		9.9%	13.1%	9.9%	11.6%

		Location in Condensed	Three Months Ended September 30,		Nine Months Ended September 30,
		Consolidated Statements of Operations	2021	2020	2021	2020
			(unaudited in millions)
(1)	Growth, reinvestment, restructuring programs & other	Other operating expense, net	$17.4	$19.9	$59.2	$49.9
		General and administrative	—	0.2	—	1.2
		Cost of sales	—	0.1	(0.1)	1.1
		Selling and distribution	—	—	—	1.0
(2)	Acquisition, integration, divestiture, and related costs	General and administrative	7.3	0.6	15.0	1.4
		Cost of sales	0.2	0.1	1.6	0.1
		Other operating expense, net	0.1	0.1	2.8	0.4
(3)	COVID-19	Cost of sales	1.1	17.3	14.4	36.0
		General and administrative	—	0.1	—	1.7
		Income tax expense (benefit)	1.9	(14.0)	1.9	(25.0)
(4)	Loss on extinguishment of debt	Loss on extinguishment of debt	—	1.2	14.4	1.2
(5)	Shareholder activism	General and administrative	0.9	—	4.0	—
(6)	Tax indemnification	Other (income) expense, net	2.7	3.5	2.9	5.2
(7)	Foreign currency loss (gain) on re-measurement of intercompany notes	Loss (gain) on foreign currency exchange	2.1	(3.1)	(0.7)	5.3
(8)	Mark-to-market adjustments	Other (income) expense, net	(5.3)	(9.2)	(33.1)	50.6
(9)	Litigation matter	General and administrative	—	—	—	9.0
(10)	Depreciation included as an adjusting item	Cost of sales	—	0.2	—	0.2
(11)	Stock-based compensation expense included as an adjusting item	Other operating expense, net	—	0.2	0.8	0.8

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

Critical Accounting Policies

A description of the Company's critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to the Company's critical accounting policies in the three and nine months ended September 30, 2021.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosures.

As of September 30, 2021, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. The scope of management's assessment of the effectiveness of internal control over financial reporting as of September 30, 2021 includes all of the Company's subsidiaries with the exception of the operations of the pasta acquisition from Riviana Foods, which was completed on December 11, 2020. This exclusion is in accordance with the general guidance from the Staff of the SEC that an assessment of a recently acquired business may be omitted from the scope of management's assessment of internal control over financial reporting for up to one year following the acquisition. We are in the process of implementing the Company's internal control over financial reporting of the pasta acquisition. The net sales and total assets of the pasta acquisition represented approximately 3.4% and 4.7%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the nine months ended September 30, 2021.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of September 30, 2021, the related condensed consolidated statements of operations, comprehensive income (loss), and stockholders' equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 8, 2021

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

4.2
Ninth Supplemental Indenture, dated as of January 29, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 29, 2016.

4.3
Tenth Supplemental Indenture, dated as of February 1, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 29, 2016.

4.4
Eleventh Supplemental Indenture, dated as of March 31, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2016.

4.5
Twelfth Supplemental Indenture, dated as of September 9, 2020, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee is incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the Securities and Exchange Commission on September 9, 2020.

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: November 8, 2021	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Executive Vice President and Chief Financial Officer

Date: November 8, 2021	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Vice President, Corporate Controller, and Principal Accounting Officer