Form 10-K
period 2021-12-31
TreeHouse Foods, Inc.
filed 2022-02-15
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Securities registered pursuant to section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021, based on the $44.52 per share closing price on the New York Stock Exchange on such date, was approximately $2,470.7 million. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.
The number of shares of the registrant’s common stock outstanding as of January 31, 2022 was 55,795,178.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year to which this report relates pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements and information in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "believe," "estimate," "project," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: risks related to the impact of the ongoing COVID-19 outbreak on our business, suppliers, consumers, customers, and employees; the success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; raw material and commodity costs; competition; loss of key suppliers; disruptions or inefficiencies in our supply chain and/or operations, including from the ongoing COVID-19 outbreak; our ability to continue to make acquisitions and execute on divestitures in accordance with our business strategy or effectively manage the growth from acquisitions; impairment of goodwill or long lived assets; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; shareholder activism; disruptions in or failures of our information technology systems; disruptions resulting from the announcement of the exploration of strategic alternatives; changes in weather conditions, climate changes, and natural disasters; labor strikes or work stoppages; multiemployer pension plans; labor shortages and increased competition for labor; and other risks that are described in Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the "SEC").
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that such statements are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business
Overview
References herein to "we," "us," "our," "Company," and "TreeHouse" refer to TreeHouse Foods, Inc. and its consolidated subsidiaries unless the context specifically states or implies otherwise.
TreeHouse is a leading manufacturer and distributor of private label foods and beverages in North America. We operate in 29 product categories across our Meal Preparation and Snacking & Beverages divisions and have approximately 40 production facilities across North America and Italy. Across our diverse portfolio, we have a private label leadership position in many categories and offer a range of better-for-you and nutritional solutions, such as items defined by our customers to be organic, or gluten-free, across nearly every category. Our purpose is to make high quality food and beverages affordable to all. Our vision is to be the undisputed solutions leader for our custom brands. Our mission is to create value as our customers' preferred manufacturing and distribution partner, providing thought leadership, superior innovation, and a relentless focus on execution.
The Company was incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders, which was completed on June 27, 2005. Since the Company began operating as an independent entity, it has expanded its product offerings through a number of acquisitions to add strategic value. We manufacture and sell the following:
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
Our Strategy
Our long-term strategic objective is to build a company that is well positioned to deliver long-term sustainable growth and create value for our shareholders, enabled by our two-segment structure and four-point enterprise strategy. Our Meal Preparation segment, which is primarily comprised of mature categories and sells center of the store grocery and main course meal items, is focused on generating stable, predictable cash flow, and improving profitability. Our Snacking & Beverages segment, which is primarily comprised of growth categories and sells sweet and savory baked food items and beverages and drink mixes, is focused on improving revenue and profit growth. Our four-point enterprise strategy includes a focus on commercial excellence, operational excellence, portfolio optimization, and people & talent.
•Commercial Excellence. An unrelenting focus on the customer is at the heart of everything we do. To be a solutions provider, we strive to: understand our customers' needs and challenges; execute flawlessly; produce products that meet quality and safety standards and are competitively priced; and continue to innovate. We believe that our go-to-market platform will lead us to stronger and more valuable partnerships with our customers. During 2021, we invested significantly to support our customers, bearing the near-term impact of rising inflationary costs to secure ingredients and transportation, as we faced headwinds through industry-wide supply chain disruption and labor availability challenges. We continue to execute pricing actions to recover the escalating inflation. We do so by maintaining ongoing dialogue and collaborating with our customers, in turn, strengthening our relationships as we operate in this extraordinarily challenging macro environment.

•Operational Excellence. We strive to be the supplier of choice and a world-class partner to our customers, a great investment to our shareholders, and a great place to work for our employees. We are building a high performance culture, as we communicate and engage our people with common metrics and operate with a continuous improvement mindset whereby the status quo is challenged. We also continue to optimize our plant and line network to simplify and streamline operations. During 2021, we maintained service at target levels for part of the year, and at an average of approximately 96% for the year while we worked to pivot our labor strategy, mitigate the industry-wide supply chain disruption in our network, and focus on continuous improvement and lean manufacturing initiatives.
•Optimized Portfolio. We periodically review our portfolio in an attempt to identify areas of optimization. As part of this review, we may identify specific businesses (typically lower growth and lower margin) which may be better served by a fundamental change in tactics, strategy, or ownership. Optimizing our portfolio allows us to focus our resources, drive improved results and generate higher levels of cash flow. During 2021, we further optimized our portfolio with the divestiture of the Ready-to-eat ("RTE") Cereal business which operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada.
•People & Talent. We continue to build a performance-based culture by communicating clear goals and fostering decision ownership. Our goal is to align and incentivize our people and celebrate our successes together. In 2021, we continued to prioritize the health and safety of our workforce. We also launched a Diversity, Equity, and Inclusion ("DEI") Council as part of our environmental, social, and governance ("ESG") agenda. This council will develop our DEI Strategic Roadmap with the objective of fostering a diverse, equitable, and inclusive workplace.

Recent Acquisitions and Divestitures

On June 1, 2021, the Company completed the sale of its RTE Cereal business to Post Holdings, Inc. ("Post"). RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada. The RTE Cereal business had been classified as a discontinued operation through the date of the sale.
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

Refer to Note 7 to our Consolidated Financial Statements for additional information.

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
•Snacking & Beverages - Our Snacking and Beverages segment is focused on improving revenue and profit growth. Its strategic initiatives include building depth and category leadership to drive growth, both organic growth and inorganic growth through acquisitions, and mastering the fundamentals of cost, quality, and service. This segment is primarily comprised of growth categories and produces and sells a comprehensive portfolio of sweet and savory baked food items (such as cookies, crackers, frozen waffles, pita chips, pretzels, snack bars, and unique candy products) and beverages and drink mixes (such as powdered drinks, broths/stocks, ready-to-drink beverages, coffee/tea concentrates, and bagged specialty tea) in shelf stable, refrigerated, and frozen formats primarily for retail and co-manufacturing customers.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to the Consolidated Financial Statements for financial information by segment.

Sales and Distribution

We sell our products through various distribution channels, including retailers, foodservice distributors, co-manufacturers, and industrial and export channels. Retailers include grocery, supermarkets, mass merchandisers, club stores, e-commerce grocers, non-traditional grocers, and other small outlets. The Company's primary sales channel is through the retail grocery channel, with approximately 80% of the net sales sold through this channel. Foodservice distributors are included in our food-away-from-home sales channel, which primarily includes restaurants and other public venues. We have an internal sales force that manages customer relationships and a broker network for sales to retail, food-away-from-home, and export accounts. Industrial food products are generally sold directly to customers without the use of a broker. Co-manufacturing agreements are entered into with certain customers to add volume capacity by manufacturing and packaging our customers' product. Industrial and export channels include food manufacturers and repackagers of foodservice products. Most of our customers purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will.

Products are generally shipped from our production facilities directly to customers, or from warehouse distribution centers where products are consolidated for shipment to customers if an order includes products manufactured in more than one production facility or product category. We believe this consolidation of products enables us to improve customer service by offering our customers a single order, invoice, and shipment. Some customers also pick up their orders at our production facilities or distribution centers.

Customers

A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2021, our ten largest customers accounted for approximately 55.8% of our consolidated net sales. For the years ended December 31, 2021, 2020 and 2019, our largest customer, Walmart Inc. and its affiliates, accounted for approximately 22.5%, 23.9%, and 24.4%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales.

Markets and Competition

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

We have several competitors in each of our channels. For sales of private label products to retailers, the principal competitive factors are product quality, reliability of service, and price. For sales of products to food-away-from-home, co-manufacturing customers, industrial, and export customers, the principal competitive factors are price, product quality, specifications, and reliability of service.

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

Demand for our products is impacted by consumer behavior and preferences. The Company's sales channels are primarily through the retail grocery channel, with approximately 80% of the net sales sold through this channel. As a result, macroeconomic trends that impact where an end consumer purchases food products are favorable to the Company when there is greater at-home consumption instead of food-away-from-home consumption by the end consumer. Additionally, the majority of food-away-from home channel sales are within our Meal Preparation segment. Therefore, at-home consumption preferences by the end consumer are less pronounced within this segment as the benefit from retail grocery is offset by the adverse impact from food-away-from home. However, our Snacking & Beverages segment is mostly comprised of retail grocery, and therefore, this segment mostly benefits from at-home consumption. Other macroeconomic trends that influence consumer purchasing behavior demand include, but are not limited to, consumer income and government stimulus, inflation, and unemployment. Challenging macroeconomic conditions for the end consumer generally favor our business as our private label products offer competitive pricing compared to branded products. Branded products have a competitive advantage over private label products due to name recognition. In addition, when branded competitors focus on price and promotion, the environment for our private label business becomes more challenging because the price differential between private label products and branded products may become less significant.

We believe our strategies for competing in each of our business segments, which include providing superior product quality, effective cost control, an efficient supply chain, successful innovation programs, and competitive pricing, allow us to compete effectively.

For additional discussion for trends in market demand due to the COVID-19 pandemic, see Part II, Item 7 - Known Trends or Uncertainties - COVID-19.

Resources

Raw Materials and Supplies: Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, oats, palm oil, peppers, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). These ingredients are generally purchased under supply contracts. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products fluctuate due to weather conditions, climate change, regulations, fuel prices, energy costs, labor shortages, labor disputes, freight transportation delays or availability, disruption in logistics, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are cartons, composite cans, corrugated containers, glass, metal cans, metal closures, and plastics. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

For additional discussion of the risks associated with the raw materials used in our operations, see Part I, Item 1A – Risk Factors and Part II, Item 7 - Known Trends or Uncertainties.

Trademarks: We own a number of registered trademarks. While we consider our trademarks to be valuable assets, we do not consider any trademark to be of such material importance that its absence would cause a material disruption of our business.
Seasonality
In the aggregate, our sales are generally weighted slightly toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. As our product portfolio has grown, we have shifted to a higher percentage of cold weather products. Products that show a higher level of seasonality include non-dairy powdered creamer, coffee, specialty teas, cappuccinos, hot cereal, saltine and entertainment crackers, in-store bakery items, refrigerated dough products, and certain pasta products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of broth are generally higher in the fourth quarter. Warmer weather products such as dressings, pickles, and condiments typically have higher sales in the second quarter, while drink mixes generally show higher sales in the second and third quarters. The higher sales during seasonal periods impact our profitability as our manufacturing plants run at higher capacities and have more favorable fixed cost overhead absorption due to the higher volumes.
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
Due to shelter-in-place and social distancing measures as a result of the COVID-19 pandemic, we saw significant changes in product consumption patterns on our seasonality as consumers stocked their pantries and modified their purchasing habits in response to the pandemic, particularly in March and April 2020. This change in consumption demand in 2020 impacted comparability year-over-year. Additionally, the impact on profitability from our seasonality was disrupted by commodity inflation, supply chain disruption, and labor shortages in 2021. For additional discussion on product consumption patterns due to the COVID-19 pandemic, commodity inflation, supply chain disruption, and labor shortages, see Part II, Item 7 - Known Trends or Uncertainties - COVID-19.
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

Human Capital
People & Talent is one of our four pillars of our enterprise strategy. Investing in people assists our talent in delivering upon our enterprise strategy. Our human capital initiatives are grounded in our set of values called The TreeHouse Way, which includes: Own It, Commit to Excellence, Be Agile, Speak Up, and Better Together. Aligning to these values enables our people to more effectively collaborate, execute, and take advantage of the growth opportunities for our business. We drive our culture and human capital strategies by embedding these values across the employee management process by operationalizing these values in our hiring practices, performance management processes, and our approach to leadership development and training.

As of December 31, 2021, our work force consisted of approximately 10,000 full-time employees, with 8,100 in the United States, 1,800 in Canada, and 100 in Italy. Approximately 2,300 were salaried, and 7,700 were hourly employees. Approximately 2,000 were unionized, and 8,000 were non-union employees. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory. Key areas of focus for the Company include:

Health and Safety: The safety of our employees is a top priority. Our business could not operate without our team members, and our plant employees are essential to the success of our company. TreeHouse is committed to continuing to embed safety into the culture of our business and deploying systems that provide every team member with the tools they need to do their job safely and comfortably every day. We established a common plant structure for our Environmental, Health, Safety and Risk Management ("EHS&RM") organization at our facilities. This allows us to streamline our EHS oversight processes and better focus our resources on safety risk identification and mitigation. We also adapted our safety communications to clearly convey the roles and responsibilities for this new organization and to deliver consistent safety messaging. This increased transparency, paired with the development of frontline employee safety committees, allows our employees at all levels to take ownership over creating a safety-first workplace and culture. Safety is incorporated into our TreeHouse Management Operating System ("TMOS") and under TMOS, our plants are accountable to EHS Improvement Plans, Environmental Compliance Plans and standardized Incident Investigation and Communication processes.

Diversity, Equity, & Inclusion: We are committed to building a diverse team, fostering an inclusive culture, and investing in equity across our organization. We believe building a team diverse in ideas, experiences, and people enables us to be more successful in our jobs and better address the needs of customers and consumers. To further enhance our DEI Strategic Roadmap, we formed a DEI Council that is focused on four work streams which include expanding workforce representation through focusing on talent acquisition and retention, developing DEI capabilities through education and training, outlining an effective internal and external communication strategy, and determining the key performance indicators and goals that will help us measure success. As of December 31, 2021, 39% and 47% of our hourly and salaried workforce, respectively, were women, and 40% and 17% of our hourly and salaried workforce, respectively, were black, indigenous, and people of color ("BIPOC").

Learning and Development: Employee development is critical to provide our people with the skills and opportunities they need to excel and be engaged at work. In response to our employee engagement survey, we recently developed the Learning & Growing program. This program provides employees with the tools and resources they need to learn and grow their career at TreeHouse with clarity around the behaviors, experiences, and expectations of our employees. As a part of our Learning & Growing program, we have rolled out tools to help our employees and managers have meaningful career conversations, as well as effective performance management discussions focused on growth and development. We will continue to evolve this program offering throughout the year.

Compensation and Benefits: TreeHouse offers competitive pay and benefit packages, designed to drive our performance-based culture and celebrate our collective organizational success. We are committed to and invest heavily in providing employees with comprehensive, market-competitive benefits that support our employees’ health, wealth, and balance. We offer a variety of medical plans (including prescription drug coverage) with a range of coverage levels and costs which allows our employees to select the plan that best meets their individual needs. In addition, we offer employees dental and vision coverage, health savings and flexible spending accounts, paid time off, paternal leave, care benefits (including back-up child/elder care), tuition reimbursement programs, a 401(k) retirement savings plan with matching company contributions, life insurance, and voluntary short-term and long-term disability insurance.

COVID-19 Response: Our COVID-19 management plan was built around the need to support all employees in managing their personal and professional challenges. Frequent and transparent communications were the focus at every level of the organization including those on the front lines to those in our corporate offices. To operationalize this commitment, we enacted the following measures in 2020 which remain in place in 2021:

•We established a dedicated COVID-19 response team, a communication plan, and an internal intranet site with weekly leadership communications to stay connected frequently and transparently with all employees. We partnered with medical professionals to inform our decisions, allocated resources, and established task forces to support and manage our company-wide response.

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

•We instituted work from home for all office employees, provided additional IT resources, suspended all non-essential business travel, and established a task force to promote employee safety.

•Lastly, TreeHouse brought onboard a health navigation service to monitor changes to COVID-19 regulations and requirements and to launch an employee hotline to offer direct assistance when needed. The health navigation service also began engaging consumer packaged goods ("CPG") partners to lay the groundwork for access to vaccinations in 2021. As a result, we registered our sites as essential workplaces, and the Company coordinated onsite or offsite vaccination clinics at the majority of its locations.

Because of our collective efforts, we have been able to adapt to a rapidly changing environment, maintain our operations safely, and meet the needs of our customers and consumers.
Supplemental Disclosure of Information about our Executive Officers

Executive Officer	Age	Title
Steven Oakland	60	Chief Executive Officer and President since March 2018.
William J. Kelley Jr.	57	Executive Vice President and Chief Financial Officer since February 2020.
Kristy N. Waterman	41	Executive Vice President, General Counsel, and Corporate Secretary since July 2021. Chief Human Resources Officer since January 2022.
Amit R. Philip	44	Senior Vice President, Chief Strategy Officer since September 2019.
Jeffrey M. Haye	49	Senior Vice President, Chief Procurement and Logistics Officer since February 2022.
Kevin G. Jackson	55	Senior Vice President, Chief Commercial Officer since January 2021.
Mark A. Fleming	51	Senior Vice President, Division President, Meal Preparation since February 2020.
Sean Lewis	47	Senior Vice President, Chief Customer Officer since March 2021.
Steve Landry	57	Senior Vice President, Chief Operations Officer since February 2022.
Timothy J. Smith	47	Senior Vice President, Division President, Snacking & Beverages since January 2022.
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

Item 1A.    Risk Factors

Our business, financial condition, and results of operations are and will remain subject to numerous risks and uncertainties. In addition to the factors discussed elsewhere in this Report, investors should carefully consider the following risk factors, which may have materially affected or could materially affect us, including impacting our business, financial condition, results of operations, cash flows, stock price, credit rating, or reputation. These are not the only risks we face. Additional risks and uncertainties not presently known to the Company or other unknown events or factors or risks that we do not currently consider to be material may also impair the Company’s business, financial condition, results of operations, cash flows, stock price, credit rating, or reputation.

Business and Operating Risks

Our business, results of operations, and financial condition are affected by pandemic infectious diseases, particularly the novel coronavirus strain known as COVID-19.

Pandemic infectious diseases, such as the continuously evolving COVID-19 pandemic, impacts our business, consolidated results of operations, and financial condition. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. This volatility has impacted and could continue to impact our operations in a variety of ways, including as follows:

•If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with COVID-19, our operations may be negatively impacted;
•A shutdown of one or multiple of our manufacturing facilities due to government restrictions or illness in connection with COVID-19;
•Decreased demand in the food-away-from-home business (including due to COVID-19) adversely affects our operations within this channel;
•Volatility in commodity and other input costs substantially impacts our results of operations;
•A fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;
•Supply chain disruptions due to COVID-19 impairs our ability to manufacture or sell our products;
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

These and other impacts of the COVID-19 pandemic could also have the effect of heightening many of the other risk factors included below in this Item 1A. The ultimate impact depends on the severity and duration of the ongoing COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business, results of operations, and financial condition.

We operate in the highly competitive and rapidly changing food industry.

The food industry is highly competitive, and faces increased competition as a result of consolidation, channel proliferation, and the growth of online food retailers and new market participants. We face competition across our product lines from other companies that have varying abilities to withstand changes in market conditions. Some of our competitors have substantial financial, marketing, and other resources, and competition with them in our various business segments and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose sales, which could have a material adverse effect on our business and financial results. Category sales and growth could also be adversely impacted if we are not successful in introducing new products.

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

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high-volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2021, our ten largest customers accounted for approximately 55.8% of our consolidated net sales, and our largest customer, Walmart Inc. and its affiliates, accounted for approximately 22.5% of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales. These customers typically do not enter into written contracts with fixed purchase commitments, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations, and financial condition.

Further, over the past several years, the retail grocery and foodservice industries have experienced a consolidation trend, which has resulted in mass merchandisers and non-traditional grocers, such as e-commerce grocers with direct-to-consumer channels, gaining market share. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of the remaining consolidated customers. As this consolidation trend continues and such customers grow larger, they may seek to leverage their growth and position to improve their profitability through improved efficiency, lower pricing, or increased promotional programs. If we are unable to use our scale, product innovation, and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted. Additionally, if the surviving entity of a consolidation or similar transaction is not a current customer of the Company, we may lose significant business once held with the acquired retailer.

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

Our results of operations are adversely affected by labor shortages, turnover, and labor cost increases.

Inflationary pressures, shortages in the labor market, and increased competition within and outside our industry for talented employees have increased our labor costs, which have negatively impacted our profitability. Labor shortages or lack of skilled labor have led to increases in costs to meet demand as we pay overtime and roll out incremental programs to attract and retain talent. Labor shortages may also negatively impact us from servicing all demand or operating our manufacturing and distribution facilities efficiently. Further, we distribute our products and receive materials through the freight transportation market, and reduced trucking capacity due to shortages of drivers has led to increased costs and reduced service levels due to lack of freight transportation availability. Additionally, an inability to enhance or develop robotic technology to automate processes in our manufacturing and distribution facilities could make us dependent on a labor force in tighter markets. Any substantial increase in these costs negatively impact on our profitability.

Disruption of our supply chain or distribution capabilities have an adverse effect on our business, financial condition, and results of operations.

Our ability to manufacture, move, and sell products is critical to our success. We are subject to damage or disruption to raw material supplies or our manufacturing or distribution capabilities (in particular, to the extent that our raw materials are sourced globally) due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, adverse changes in political conditions or political unrest, pandemic, strikes, labor shortages, freight transportation availability, disruption in logistics, import restrictions, or other factors that impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, adversely affect our business, financial condition, and results of operations, as well as require additional resources to restore our supply chain.

We are dependent upon third party suppliers and manufacturers for the manufacturing and packaging of our products. Our operating results are adversely affected if we do not manage our supply chain effectively.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems, including the internet, to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. These information technology systems, some of which are dependent on services provided by third parties, are susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, and other cybersecurity risks, telecommunication failures, user errors, employee error or malfeasance, catastrophic events, natural disasters, fire or other factors. If we are unable to prevent, anticipate or adequately respond to and resolve these breaches, disruptions or failures, our business may be materially disrupted, and we may suffer other adverse consequences such as significant data loss, financial or reputational damage or penalties, legal claims or proceedings, remediation costs, or the loss of sales or customers.

Moreover, if our data management systems, including our SAP enterprise resource planning system, do not effectively collect, store, process, and report relevant data for the operation of our business (whether due to equipment malfunction or constraints, software deficiencies, cybersecurity attack, and/or human error), our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our internal and external operating results.

We have invested and expect to continue to invest in technology security initiatives, information technology risk management, and disaster recovery plans. The cost and operational consequences of implementing, maintaining, and enhancing further data or system protection measures could increase significantly to overcome increasingly frequent, complex, and sophisticated cyber threats. Despite our best efforts, we are at risk from data breaches and system disruptions. Although to date we are unaware of any material data breach or system disruption, including a cyber-attack, we cannot provide any assurances that such events and impacts will not be material in the future. Our efforts to deter, identify, mitigate, and/or eliminate future breaches may require significant additional effort and expense and may not be successful.

Potential liabilities and costs from litigation could adversely affect our business.

There is no guarantee that we will be successful in defending ourselves in civil, criminal, or regulatory actions, including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, advertising and claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our Company could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. In addition, we could incur substantial costs and fees in defending ourselves or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations.

We are subject to product liability claims for misbranded, adulterated, contaminated, or spoiled food products.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated, or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming, and may require management to divert time and resources from business operations to defending such claims. A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals, product recalls, destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in a loss of confidence in our food products, which could have an adverse effect on our financial condition, results of operations, or cash flows.

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

The recognition of impairment charges on goodwill or long-lived assets adversely impact our financial reporting and results of operations.

As of December 31, 2021, we have $2,181.4 million of goodwill and $555.0 million of other intangible assets. Additionally, we have $1,019.1 million of property, plant, and equipment and $165.6 million of operating lease right-of-use assets as of December 31, 2021.

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

For the year ended December 31, 2021, on a continuing operations basis, we incurred a total of $9.2 million of non-cash impairment charges related to the Bars asset group, within the Snacking & Beverages segment, and for the year ended December 31, 2019, we incurred a total of $129.1 million impairment charges, comprised of $88.0 million of non-cash impairment charges related to the Cookies and Dry Dinners asset groups and $41.1 million related to the expected disposal loss on the In-Store Bakery facilities, within the Snacking & Beverages segment.

On a discontinued operations basis, we incurred expected disposal losses of $0.3 million, $51.2 million, and $74.5 million recognized as asset impairment charges within Net income (loss) from discontinued operations during the years ended December 31, 2021, 2020, and 2019, respectively, and we incurred a total of $66.5 million non-cash impairment charges related to the Snacks asset group within Net income (loss) from discontinued operations during the year ended December 31, 2019.

These impairments and future impairments on goodwill or long-lived assets have adversely impacted and could impact our future financial position and results of operations.

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

Market and Other External Risks

Increases in input costs, such as ingredients, packaging materials, and fuel costs, adversely affect earnings.

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions, labor shortages, or strikes by employees of suppliers, weather, crop conditions, transportation shortages and interruptions, natural disasters, sustainability issues or other catastrophic events. While individual input cost changes varied throughout the year, with certain costs increasing and others decreasing, input costs were in the aggregate unfavorable in 2021 compared to 2020. We expect the volatile nature of these costs to continue.

We manage the impact of increases in the costs of raw materials, wherever possible, by locking in prices on quantities required to meet our production requirements. During 2021, the overall global economy has experienced significant inflation in packaging materials, fuel, energy, and across several agricultural commodities, and there can be no assurance that our hedging activities will result in the optimal price. When feasible, we attempt to offset the effect of such increases by raising prices to our customers. However, changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures may also limit our ability to quickly raise prices in response to increased raw materials, packaging, and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging, and fuel costs, our operating profits and margins could be materially affected. In conditions of increasing input cost inflation, the ability to produce realistic, relevant and reliable forecast information could be materially affected which may result in misleading guidance leading to reputational damage. In addition, in instances of declining input costs, customers may look for price reductions in situations where we have locked into purchases at higher costs.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes, quality demands, eating habits, and overall purchasing trends of consumers and to offer products that appeal to their preferences. Purchasing trends are influenced by macro environment factors, particularly the COVID-19 pandemic. These include, but are not limited to, at-home vs. food-away-from home consumption, consumer income and government stimulus, inflation, and unemployment. Consumer preferences change from time to time, and our failure to timely anticipate, identify, or react to these changes could result in reduced demand for our products, which would adversely affect our operating results and profitability.

New laws or regulations or changes in existing laws or regulations could adversely affect our business.

The food industry is subject to a variety of federal, state, local, and foreign laws and regulations, including, but not limited to, those related to food safety, food labeling (including the Nutrition Labeling and Education Act (NLEA) and Bioengineered (BE) Labeling Declaration), and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, international trade, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations, or the introduction of new laws or regulations, could increase the costs of doing business for the Company, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

Our indebtedness and our ability to service our debt adversely affect our business and financial condition.

As of December 31, 2021, we had $1,922.4 million of outstanding indebtedness, including a $923.0 million term loan ("Term Loan A-1") maturing on March 26, 2026, a $496.3 million term loan ("Term Loan A" and, together with Term Loan A-1, the "Term Loans") maturing on March 26, 2028, $500.0 million of 4.0% notes due September 1, 2028 (the "2028 Notes"), and $3.1 million of finance lease obligations. The Revolving Credit Facility (as defined in Note 12) and the Term Loans are known collectively as the "Credit Agreement." The degree to which we are leveraged could have adverse consequences to us, limiting management's choices in responding to business, economic, regulatory, and other competitive conditions. In addition, our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. In addition, we and our subsidiaries may incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the risks described herein would increase.

The terms of the agreements governing our indebtedness restrict our current and future operations.

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

As of December 31, 2021, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $1,419.3 million, based on the outstanding debt balance of our Credit Agreement. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could materially reduce our profitability and cash flows. Certain of our variable rate debt currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. In July 2017, the head of the United Kingdom’s Financial Conduct Authority ("FCA") announced its intention to phase out the use of LIBOR by the end of 2021; in March 2021, the FCA extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our outstanding debt that currently use LIBOR as a benchmark rate which could require different hedging strategies or require renegotiation of existing agreements or interest rate swap instruments, and ultimately, adversely affect our financial condition and results of operations. As of December 31, 2021, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Each one percentage point change in LIBOR rates would result in an approximate $5.4 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the $875.0 million in interest rate swap agreements that were effective in 2021.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates. The Company’s foreign subsidiaries purchase and sell various inputs that are based in U.S. dollars; accordingly, the profitability of the foreign subsidiaries are subject to foreign currency transaction gains and losses that affect earnings. We manage the impact of foreign currency fluctuations related to raw material purchases and sales of finished foods using foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian and Italian subsidiaries, which includes Canadian dollar and Euro denominated intercompany notes. We translate the Canadian and Italian assets, liabilities, revenues, and expenses into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency denominated earnings due to fluctuations in the values of the Canadian dollar and Euro, which may negatively impact the Company’s results of operations and financial position.

Changes in weather conditions, natural disasters, and other events beyond our control could adversely affect our results of operations.

Changes in weather conditions, climate changes, and natural disasters such as floods, droughts, frosts, earthquakes, hurricanes, tornados, fires, or pestilence, may affect the cost and supply of commodities and raw materials. Additionally, these events could result in reduced supplies of raw materials. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Further, changes in weather could impact consumer demand and our earnings may be affected by seasonal factors including the seasonality of our supplies and such changes in consumer demand. Damage or disruption to our production or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Climate change, including increasingly stringent legal and market measures to address climate change, presents challenges to our business and could materially adversely affect our businesses, reputation, operations and supply chain.

The effects of climate change expose us to both physical and transition risk and create financial and operational risks to our business, both directly and indirectly. There is a general consensus that carbon dioxide and other greenhouse gas ("GHG") emissions are linked to global climate change, impact global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters, and that these emissions must be reduced dramatically to avert the worst effects of climate change. Regulation of GHG emissions exposes us to costs. In addition, increased public awareness and concern regarding global climate change will likely result in more regulations designed to reduce GHG emissions. These climate changes have a negative effect on agricultural productivity, and we are subject to decreased availability or less favorable pricing for certain raw materials that are necessary for our products, including, but not limited to, coconut oil, coffee, corn and corn syrup, cucumbers, fruit, oats, palm oil, peppers, rice, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). In addition, increases in the frequency and severity of extreme weather and natural disasters may result in material damage and disruptions to our manufacturing operations and distribution channels or our third party manufacturers’ operations, particularly where a product is primarily sourced from a single location. This may require us to make additional unplanned capital expenditures, increase the prices of our raw materials due to sourcing from other locations, increase our cost of transporting and storing raw materials, or disrupt our production schedules.

Also, the impacts of these climate events may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our businesses, including the businesses of the suppliers on whom we depend upon, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations. The increasing concern over climate change and related environmental sustainability matters also has and is likely to continue to result in more federal, state, local and foreign legal requirements, including requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water. Depending on the nature of such laws, we may experience significant increases in our compliance costs, capital expenditures, and other financial obligations to adapt our business and operations to meet new regulations and standards. We depend upon natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. Further, our businesses could be adversely affected if we are unable to effectively address increased concerns from the media, shareholders and other stakeholders on climate change and related environmental sustainability and governance matters. In addition, over the years we have made public commitments regarding our intended reduction of carbon emissions and other near- and mid-term environmental sustainability goals. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could significantly increase our operational costs. Further, there can be no assurance of the extent to which any of our goals or ambitions will be achieved, or that any future investments we make in furtherance of achieving such goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of our Company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. Any failure to achieve the goals and commitments we have and may in the future set with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment, could, in addition to regulatory and legal risks related to compliance, lead to adverse publicity, which could damage our reputation, which in turn could adversely impact our results of operations. As a result, climate change, including legal and market pressures to address climate change, could have a material adverse affect to our businesses, financial condition, capital expenditures, results of operations, cash flows, and supply chain.

Shareholder activism has caused us to incur significant expense, caused disruption to our business, and impacted our stock price.

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

Strategic Risks

Our operations are subject to the general risks associated with acquisitions, divestitures, and other strategic transactions, including the Company's ongoing, Board-led strategic review.

We have made several acquisitions and divestitures in recent years that align with our strategic initiative of delivering long-term value to shareholders. See Note 7 of the Consolidated Financial Statements for additional information. The Company regularly reviews strategic opportunities to grow through acquisitions and to divest non-strategic assets. On November 8, 2021, the Company announced that its Board of Directors has approved a plan to explore strategic alternatives, including a possible sale of the Company or a transaction to allow the Company to focus on its higher growth Snacking & Beverages business segment by divesting a significant portion of its Meal Preparation business segment. The determination follows the Company’s ongoing, Board-led strategic review which began earlier this year.

Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumptions of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges or losses if purchase assumptions are not achieved or if a business is expected to be divested at a loss, restructuring and other disposal charges, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation.

We may not realize some or all of the anticipated benefits of our growth, reinvestment, and restructuring programs in the anticipated time frame or at all.

We depend on our ability to evolve and grow, and as changes in our business environments occur, we may adjust our business plans by introducing new growth, reinvestment, and restructuring programs, from time to time, to meet these changes, such as our Strategic Growth Initiatives, a growth and reinvestment strategy, Structure to Win, an operating expense improvement program, and TreeHouse 2020, a long-term growth and margin improvement strategy involving plants and distribution locations. During 2021, the Company incurred approximately $87.1 million in growth, reinvestment, and restructuring program costs. See Note 3 of the Consolidated Financial Statements for additional information. Growth, reinvestment, and restructuring programs often require a substantial amount of management and operational resources, which may divert the Company’s attention from existing core businesses, potentially disrupting our operations and adversely affecting our relationships with suppliers and customers. In addition, events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits on our expected timetable or at all, and there can be no assurance that any benefits we realize from these efforts will be sufficient to offset the expenses and costs that we expect to incur from these programs.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin. We also maintain a network of leased distribution facilities. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. The following chart lists the location and principal products produced (by segment) at our production facilities as of December 31, 2021:

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
On January 31, 2022, there were 1,836 shareholders of record of our common stock.
We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our Board of Directors.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization. Any shares repurchased will be held as treasury stock. During the second quarter of 2021, the Company repurchased approximately 0.5 million shares of common stock for a total of $25.0 million, and $266.7 million remained available under the stock repurchase program.
Performance Graph
The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2016 through December 31, 2021. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P SmallCap 600 Index, S&P MidCap 400 Index, and the S&P Food & Beverage Select Index.
Standard & Poors made several changes to its indices in 2021, including moving TreeHouse Foods from the S&P Mid Cap 400 to the S&P Small Cap 600, effective September 3, 2021. As a result, going forward, the S&P MidCap 400 Index will be removed from this performance graph and will be replaced by the S&P SmallCap 600 Index.
The graph assumes an investment of $100 on December 31, 2016 in each of TreeHouse Foods’ common stock, the stocks comprising the S&P SmallCap 600 Index, S&P MidCap 400 Index, and the S&P Food & Beverage Select Index.

Comparison of Cumulative Total Return of $100 among TreeHouse Foods, Inc., S&P SmallCap 600 Index, S&P MidCap 400 Index, and the S&P Food & Beverage Select Index

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
TreeHouse Foods, Inc.
S&P SmallCap 600 Index
S&P MidCap 400 Index
S&P Food & Beverage Select Index

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
TreeHouse Foods, Inc.	100	$68.51	$70.25	$67.18	$58.86	$56.14
S&P SmallCap 600 Index	100	113.23	103.63	127.24	141.60	179.58
S&P MidCap 400 Index	100	116.24	103.36	130.44	148.26	184.97
S&P Food & Beverage Select Index	100	111.79	101.51	124.15	148.68	172.11

The performance graph and related table above is furnished and not filed for purposes of Section 18 of the Exchange Act and will not be incorporated by reference into any registration statement filed under the 1933 Act unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We manage and report our operating results through two divisions, which are our reportable segments: Meal Preparation and Snacking & Beverages.
The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the years ended December 31, 2021 and 2020. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report. Discussions of the periods prior to the year ended December 31, 2020 that are not included in this Annual Report on Form 10-K are found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 and the discussion therein for the year ended December 31, 2020 compared to the year ended December 31, 2019 is incorporated by reference into this Annual Report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Long-Lived Asset Impairment

We evaluate property, plant, and equipment, operating lease right-of-use assets, and finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. Indicators of impairment include deteriorations in operating cash flows, the anticipated sale or disposal of an asset group, and other significant changes in business conditions.

During the fourth quarter of 2021, as a result of rising input costs coupled with lower than expected new business wins, we revised our forecast expectations for the Bars asset group and performed a recoverability assessment. Our assessment indicated that the Bars asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $9.2 million of property, plant, and equipment was recognized in our Bars asset group, within the Snacking & Beverages segment. The impairment charge is included in Asset impairment in the Consolidated Statements of Operations. Refer to Note 8 to our Consolidated Financial Statements for additional information.

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

RTE Cereal Divestiture

On June 1, 2021, the Company simultaneously entered into a definitive agreement and completed the sale of its RTE Cereal business to Post. A pre-tax gain was recognized on the transaction upon closing of $18.4 million as a component of Net income (loss) from discontinued operations in the Consolidated Statements of Operations. The sale of this business is part of the Company's portfolio optimization strategy. RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada. The RTE Cereal business had been classified as a discontinued operation through the date of the sale. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Debt Refinancing

On March 26, 2021, the Company amended its Second Amended and Restated Credit Agreement, dated as of December 1, 2017 (the "Credit Agreement") which extended the maturity date of the Revolving Credit Facility and Tranche A-1 Term Loans until March 26, 2026 and the maturity date of the Term A Loans until March 26, 2028, and the amendment refinanced the existing Term A Loans and increased the Tranche A-1 Term Loan amounts to $930.0 million. The net proceeds from Term Loan A-1, Term Loan A, and a draw from the Revolving Credit Facility as well as available cash on hand were used to fund the redemption of all of the $602.9 million outstanding principal amount of the 2024 Notes. Refer to Note 12 to our Consolidated Financial Statements for additional information.

Executive Summary

The following table summarizes our consolidated financial results (in millions, except per share data and percentages):

	Year Ended December 31,
	2021	2020	% Change
Net sales	$4,327.6	$4,349.7	(0.5)%
Net (loss) income from continuing operations	(27.1)	49.2	(155.1)
Adjusted net income from continuing operations (1)	66.9	154.6	(56.7)
Diluted (loss) earnings per share from continuing operations	(0.48)	0.87	(155.2)
Adjusted diluted EPS from continuing operations (1)	1.19	2.73	(56.4)

(1)Adjusted net income from continuing operations and adjusted diluted EPS from continuing operations are Non-GAAP financial measures. Refer to the "Non-GAAP Measures" section for additional information.

2021 Financial Highlights

The following are highlights in our net sales and earnings for the year ended December 31, 2021 compared to the year ended December 31, 2020. Refer to the "Results of Operations" section for further discussion and analysis.

•Net sales decreased primarily due to the lap of significant COVID-19 related grocery volume in 2020, particularly in March and April 2020. Additionally, industry-wide supply chain disruption, including a constrained manufacturing labor market, impacted our network and ability to accept and service all the customers' orders received which adversely affected our net sales volume. Our net sales volume decrease was partially offset by our pricing actions to recover commodity and freight cost inflation, as we continue to manage through the current inflationary macro environment, as well as net sales from the pasta acquisition.
•Earnings were adversely impacted by commodity and freight cost inflation, as our pricing actions to recover inflation inherently lag the rise in costs. Additionally, industry-wide supply chain disruption caused increased costs to service the customer and constrained our ability to fulfill demand.

Known Trends or Uncertainties

COVID-19

The COVID-19 pandemic significantly impacted consumer behavior positively for the Company by resulting in a surge of at-home food consumption primarily within our retail grocery sales channel, which comprises approximately 80% of total net sales, and negatively impacted food-away-from-home consumption in the related sales channel in 2020, particularly in March and April 2020. After the initial surge, at-home food consumption remained elevated in comparison to pre-pandemic levels. This was a result of the general public's continued emphasis on personal safety given COVID-19 variants. However, in the first half of 2021, macroeconomic factors and more disposable income, such as increased unemployment benefits and government stimulus, temporarily shifted consumer demand from at-home private label food and beverages to non-private label competitors which adversely affected our retail grocery business. During the second half of 2021, demand signals improved within private label retail grocery as the Company's net sales rebounded from the first half of 2021. However, we faced further headwinds due to supply chain disruption and labor shortages in our ability to accept and service all the customers' orders received which adversely affected our net sales volume. Additionally, in 2021, we saw recovery in food-away-from-home consumption due to more consumers dining out at restaurants and other public venues given increased vaccination rollout and easing of government restrictions in public venues.

We continue to incur incremental costs related to COVID-19 to address the safety and welfare of our employees. These incremental costs are subject to change depending on factors including, but not limited to, COVID-19 infection rates, regulatory requirements, or new variants. During 2021, our incremental costs related to COVID-19 have declined compared to 2020.

Supply Chain Disruption and Labor Shortages

We continue to monitor the impact of the COVID-19 pandemic on our supply chain network. During the second half of 2021, we have experienced significant and increasing disruptions in the global supply chain network when compared to 2020 and the first half of 2021. These disruptions include, but are not limited to, items such as freight transportation availability, labor challenges, and raw materials and packaging availability challenges, which have negatively impacted our margins and service levels during 2021. In response to labor shortages, we have increased hourly labor rates and awarded bonuses to our hourly employees in order to attract and retain talent. Additionally, in the fourth quarter of 2021, we announced one-time employee recognition payments to drive retention for all incentive-eligible participants. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our margins and service levels.

Commodity Inflation

The costs of raw materials, ingredients, packaging materials, fuel, and energy have been volatile in 2021 when compared to 2020, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. The overall food and beverage industry is facing significant inflation in packaging materials, fuel, energy, and across several agricultural commodities, including but not limited to, edible oils (soybean, coconut, canola, and palm), wheat, durum, coffee, oats, and cucumbers. We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities we expect are required to meet our production requirements. In addition, we offset the effect of increased costs by raising prices to our customers. However, for market conditions or competitive reasons, our pricing actions may also lag commodity cost changes temporarily, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2021		2020
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$4,327.6	100.0%	$4,349.7	100.0%
Cost of sales	3,629.5	83.9	3,547.5	81.6
Gross profit	698.1	16.1	802.2	18.4
Operating expenses:
Selling and distribution	283.2	6.5	263.0	6.0
General and administrative	221.2	5.1	248.3	5.7
Amortization expense	72.7	1.7	70.7	1.6
Asset impairment	9.2	0.2	—	—
Other operating expense, net	90.5	2.1	71.1	1.6
Total operating expenses	676.8	15.6	653.1	14.9
Operating income	21.3	0.5	149.1	3.5
Other expense (income):
Interest expense	81.2	1.9	104.8	2.4
Loss on extinguishment of debt	14.4	0.3	1.2	—
Gain on foreign currency exchange	(1.1)	—	(1.7)	—
Other (income) expense, net	(41.7)	(1.0)	27.7	0.6
Total other expense	52.8	1.2	132.0	3.0
(Loss) income before income taxes	(31.5)	(0.7)	17.1	0.5
Income tax benefit	(4.4)	(0.1)	(32.1)	(0.7)
Net (loss) income from continuing operations	(27.1)	(0.6)	49.2	1.2
Net income (loss) from discontinued operations	14.6	0.3	(35.4)	(0.8)
Net (loss) income	$(12.5)	(0.3)%	$13.8	0.4%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Continuing Operations

Net Sales – Net sales for the year ended December 31, 2021 totaled $4,327.6 million compared to $4,349.7 million for the year ended December 31, 2020, a decrease of $22.1 million, or 0.5%. The change in net sales from 2020 to 2021 was due to the following:

	Dollars	Percent
	(In millions)
2020 Net sales	$4,349.7
Volume/mix excluding acquisitions and divestitures	(252.9)	(5.8)%
Pricing	96.5	2.2
Volume/mix related to divestitures	(21.4)	(0.5)
Acquisition	137.6	3.2
Foreign currency	18.1	0.4
2021 Net sales	$4,327.6	(0.5)%

Volume/mix related to divestitures		0.5
Acquisition		(3.2)
Foreign currency		(0.4)
Percent change in organic net sales (1)		(3.6)%
(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales decrease of 0.5% was primarily driven by unfavorable volume/mix excluding acquisitions and divestitures due to lower COVID-19 related retail grocery demand in 2021 compared to 2020, supply chain disruption, which challenged our ability to meet demand, lower volume/mix due to the divestiture of the two In-Store Bakery facilities, and distribution losses, which outpaced distribution gains. The decrease in net sales was partially offset by the impact of the pasta acquisition, favorable pricing to partially recover commodity and freight cost inflation, increased demand in the food-away-from home sales channel, new product sales, and favorable Canadian foreign exchange.

Gross Profit — Gross profit as a percentage of net sales was 16.1% for the year ended December 31, 2021 compared to 18.4% for the year ended December 31, 2020, a decrease of 2.3 percentage points. The decrease is primarily due to commodity inflation, supply chain disruption causing increased labor costs and supply shortages, which combined with reduced COVID-19 related retail grocery demand, resulted in unfavorable fixed cost overhead due to lower volume, unfavorable channel mix from increased food-away-from-home demand, and increased operational costs as a result of severe winter weather in certain regions of the U.S during the first quarter of 2021. This was partially offset by favorable pricing actions to recover commodity and freight cost inflation, favorable volume/mix from the inclusion of the business from the higher margin pasta acquisition, and lower costs necessary to respond to the COVID-19 pandemic, such as increased production shifts, supplemental pay, protective equipment for employees, and additional sanitation measures.
Total Operating Expenses — Total operating expenses as a percentage of net sales was 15.6% for the year ended December 31, 2021 compared to 14.9% for the year ended December 31, 2020, an increase of 0.7 percentage points. The increase is primarily attributable to higher freight costs of $19.9 million due to freight cost inflation, a non-cash impairment charge of $9.2 million related to the Bars asset group, the execution of strategic growth initiatives, integration costs associated with the recent pasta acquisition, and one-time employee recognition payments to drive retention. This was offset by lower employee incentive compensation expense.
Total Other Expense — Total other expense decreased by $79.2 million to $52.8 million in 2021 compared to $132.0 million in 2020. The decrease was primarily related to favorable non-cash mark-to-market impacts from hedging activities of $67.0 million, driven by interest rate swaps and partially offset by commodity contracts. Additionally, the Company incurred lower interest expense as a result of debt refinancing completed in the first quarter of 2021 and third quarter of 2020. This was partially offset by a higher loss on extinguishment of debt in 2021 compared to 2020.

Income Taxes - Income taxes were recognized at an effective rate of 14.0% in 2021 compared to (187.7)% in 2020. The change in the Company's effective tax rate is primarily the result of changes in the amount recognized associated with the net operating loss carryback of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the amount of valuation allowance recorded against certain deferred tax assets, and the amount of income tax benefit from the release of tax reserves.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations - Net income (loss) from discontinued operations increased $50.0 million in the year ended December 31, 2021 compared to 2020. The increase is primarily due to a greater non-recurring impairment charge related to the expected loss on disposal of the RTE Cereal business recognized in 2020 of $51.2 million compared to that recognized in 2021 of $0.3 million. Other increases were due to the completion of the sale of the RTE Cereal business on June 1, 2021 resulting in the recognition of a pre-tax gain of $18.4 million and lower RTE Cereal operating expenses due to the partial period from its sale. These increases were partially offset by lower RTE Cereal volume and gross profit and higher tax expense as a result of having pre-tax discontinued operations net income in 2021 versus a pre-tax discontinued operations net loss in 2020. Refer to Note 7 of our Consolidated Financial Statements for additional details.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 — Results by Segment

	Year Ended December 31, 2021
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,737.7	100.0%	$1,589.9	100.0%
Cost of sales	2,318.9	84.7	1,321.6	83.1
Gross profit	418.8	15.3	268.3	16.9
Freight out and commissions	120.1	4.4	86.5	5.5
Direct selling, general, and administrative	37.9	1.4	22.3	1.4
Direct operating income	$260.8	9.5%	$159.5	10.0%

	Year Ended December 31, 2020
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,701.4	100.0%	$1,649.4	100.0%
Cost of sales	2,197.7	81.4	1,313.8	79.7
Gross profit	503.7	18.6	335.6	20.3
Freight out and commissions	105.2	3.9	78.4	4.8
Direct selling, general, and administrative	27.9	1.0	22.6	1.3
Direct operating income	$370.6	13.7%	$234.6	14.2%

The change in net sales by segment from the year ended December 31, 2020 to the year ended December 31, 2021 was due to the following:

	Year Ended December 31,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
2020 Net Sales	$2,701.4		$1,649.4
Volume/mix excluding acquisitions and divestitures	(190.4)	(7.0)%	(62.5)	(3.8)%
Pricing	78.4	2.9	17.0	1.0
Volume/mix related to divestitures	—	—	(21.4)	(1.3)
Acquisition	137.6	5.1	—	—
Foreign currency	10.7	0.4	7.4	0.4
2021 Net Sales	$2,737.7	1.4%	$1,589.9	(3.7)%

Volume/mix related to divestitures		—		1.3
Acquisition		(5.1)		—
Foreign currency		(0.4)		(0.4)
Percent change in organic net sales		(4.1)%		(2.8)%

Meal Preparation

Net sales in the Meal Preparation segment increased $36.3 million, or 1.4%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in net sales was primarily driven by the impact of the pasta acquisition, favorable pricing to partially recover commodity and freight cost inflation, and increased demand in the food-away-from home sales channel. Volume/mix excluding acquisitions was unfavorable primarily due to lower COVID-19 related retail grocery demand in 2021 compared to 2020, supply chain disruption, which challenged our ability to meet demand, and distribution losses outpacing distribution gains in the retail sales channel.

Direct operating income as a percentage of net sales decreased 4.2 percentage points in the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily due to commodity and freight cost inflation, supply chain disruption causing increased labor costs and supply shortages, which combined with reduced COVID-19 related retail grocery demand, resulted in unfavorable fixed cost overhead due to lower volume, unfavorable channel mix from increased food-away-from-home demand, and increased operational costs as a result of severe winter weather in certain regions of the U.S during the first quarter of 2021. This was partially offset by favorable pricing actions to recover commodity and freight cost inflation and favorable volume/mix from the inclusion of the business from the higher margin pasta acquisition.

Snacking & Beverages

Net sales in the Snacking & Beverages segment decreased $59.5 million, or 3.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in net sales was primarily driven by unfavorable volume/mix excluding divestitures due to lower COVID-19 related retail grocery demand in 2021 compared to 2020, supply chain disruption, which challenged our ability to meet demand, and lower volume/mix due to the divestiture of the two In-Store Bakery facilities. These net sales decreases were partially offset by new product sales, particularly within our Liquid Beverages category, favorable pricing driven by pricing actions which partially recovered commodity and freight cost inflation, and distribution gains, which outpaced distribution losses.

Direct operating income as a percentage of net sales decreased 4.2 percentage points in the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to commodity and freight cost inflation, supply chain disruption causing increased labor costs and supply shortages, which combined with reduced COVID-19 related retail grocery demand, resulted in unfavorable fixed cost overhead due to lower volume. Favorable pricing was driven by pricing actions which partially recovered commodity and freight cost inflation.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, including our strategic growth initiatives, performing acquisitions, and managing its capital structure on a short and long-term basis. The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $142.7 million was available under the Receivables Sales Program as of December 31, 2021. See Note 5 to our Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility. If additional borrowings are needed, approximately $730.1 million was available under the Revolving Credit Facility as of December 31, 2021. See Note 12 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

COVID-19

Our cash earnings and liquidity have been impacted by global macroeconomic challenges with commodity inflation and supply chain disruption which in part have been a result of COVID-19, but we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. Under the CARES Act, we deferred the payment of $22.8 million in payroll taxes in 2020, with $1.3 million paid in the fourth quarter of 2021, $11.0 million paid in the first quarter of 2022, and the remaining $10.5 million to be paid in the first quarter of 2023. We filed refund claims from the Internal Revenue Service of $73.5 million and $8.3 million related to the net operating loss carryback provisions of the CARES Act for the 2019 and 2020 federal tax losses, respectively. We received $71.4 million in the fourth quarter of 2020 related to the 2019 refund claim and $8.3 million in the fourth quarter of 2021 related to the 2020 refund claim. Given the dynamic nature of COVID-19, we will continue to assess our liquidity needs while additionally managing our discretionary spending and investment strategies.

The following table is derived from our Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2021	2020
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$332.1	$403.6
Investing activities of continuing operations	(102.1)	(330.4)
Financing activities of continuing operations	(362.3)	74.0
Cash flows from discontinued operations	78.1	11.1

Operating Activities From Continuing Operations

Net cash provided by operating activities of continuing operations was $332.1 million in 2021 compared to $403.6 million in 2020, a decrease in cash provided of $71.5 million. The decrease was primarily attributable to lower cash earnings, which included the non-recurrence of cash benefits from the CARES Act received in 2020 and higher incentive compensation paid in the first quarter of 2021 compared to the first quarter of 2020 based on prior year performance. This was partially offset by an increase in cash flows from the Receivables Sales Program (refer to Note 5 to our Consolidated Financial Statements for additional information) and an increase in cash flow from accounts payable due to improved working capital management. The Company's working capital management emphasis continues to be focused on improving inventory turnover, driving faster collection of receivables, and extending vendor terms.

Investing Activities From Continuing Operations

Net cash used in investing activities of continuing operations was $102.1 million in 2021 compared to $330.4 million in 2020, a decrease in cash used of $228.3 million. This was primarily driven by the non-recurrence of prior year acquisitions of the pasta and refrigerated dough businesses and the proceeds received from the sale of our investments during 2021 as the Company entered into a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability (refer to Note 20 to our Consolidated Financial Statements for additional information). This was partially offset by the non-recurrence of proceeds received from the prior year sale of the In-Store Bakery and Minneapolis, Minnesota facilities, higher capital expenditures for manufacturing plant improvements, and the additional purchase consideration transferred to acquire machinery and equipment utilized in the Riviana Foods Fresno, California facility. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Financing Activities From Continuing Operations

Net cash used in financing activities of continuing operations was $362.3 million in 2021 compared to cash provided by financing activities of $74.0 million in 2020, an increase in cash used of $436.3 million. The increase in cash used is primarily attributable to the redemption of the 2024 Notes and the non-recurrence of proceeds received from the issuance of the Company's 2028 Notes in the prior year. This was partially offset by the Amendment to the Credit Agreement, which resulted in an increase in Term Loan balances used to fund the redemption of the 2024 Notes during 2021, and the non-recurrence of cash used for the prior year redemption of the 2022 Notes during 2020. Repurchases of common stock were $25.0 million in both 2021 and 2020.

Cash Flows From Discontinued Operations

Net cash provided by discontinued operations was $78.1 million in 2021 compared to cash used in discontinued operations of $11.1 million in 2020, an increase in cash provided of $67.0 million. The increase in cash provided by discontinued operations is primarily attributable to proceeds received from the completion of the sale of the RTE Cereal business in 2021 and the non-recurring payment of a working capital adjustment from the 2019 sale of the Snacks division that occurred during 2020. This was partially offset by a decrease in cash flow provided by operating activities from the RTE Cereal business. Refer to Note 7 to our Consolidated Financial Statements for additional information.

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

The following table reconciles cash flow provided by operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure):

	Year Ended December 31,
	2021	2020
	(In millions)
Cash flow provided by operating activities from continuing operations	$332.1	$403.6
Less: Capital expenditures	(115.9)	(105.7)
Free cash flow from continuing operations	$216.2	$297.9

Debt Obligations

As of December 31, 2021, $730.1 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Second Amended and Restated Credit Agreement (the "Credit Agreement"), the Revolving Credit Facility matures on February 1, 2023. In addition, as of December 31, 2021, there were $19.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the year ended December 31, 2021 was 1.68%. Including the impact of interest rate swap agreements in effect as of December 31, 2021, the average rate is 3.44%

Our long-term debt outstanding, including the current portion, was $1,922.4 million at December 31, 2021 and $2,233.0 million at December 31, 2020, a decrease of $310.6 million. This decrease was primarily due to the redemption of all of the $602.9 million outstanding principal amount of our 2024 Notes. In order to complete the redemption of our 2024 Notes, we amended our Credit Agreement, which increased the Term Loan A-1 amount to $930.0 million, an increase of $257.4 million from our balance on December 31, 2020. Additionally, this amendment refinanced the existing Term Loan A amount to $500.0 million, an increase of $46.6 million from our balance on December 31, 2020. The net proceeds from Term Loan A-1, Term Loan A, and a draw from the Revolving Credit Facility as well as available cash on hand were used to fund the redemption of our 2024 Notes. Total principal payments on the amended term loans were $10.7 million, and finance lease obligations decreased by $1.0 million during the year ended December 31, 2021.

At December 31, 2021, we had $496.3 million outstanding under Term Loan A, $923.0 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $3.1 million of finance lease obligations.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of December 31, 2021. On February 14, 2022, the Company entered into Amendment No. 4 (the “Amendment”) to the Credit Agreement. This Amendment temporarily increases the leverage covenant threshold from 4.50x to 5.50x through June 30, 2022, then 5.25x through September 30, 2022 and thereafter reverts to 4.50x. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment.

See Note 12 to our Consolidated Financial Statements for information on our debt obligations.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Year Ended December 31, 2021
(In millions)
Net sales	$4,059.5
Gross profit (1)	635.6
Net loss from continuing operations	(39.5)
Net income from discontinued operations	14.6
Net loss	(24.9)

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	December 31, 2021
(In millions)
Current assets	$1,098.9
Noncurrent assets	3,624.8
Current liabilities	967.7
Noncurrent liabilities (2)	2,244.3

(1)During the year ended December 31, 2021, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $68.8 million of net sales to the Non-Guarantor Subsidiaries and $265.0 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due to Non-Guarantor Subsidiaries of $0.3 million as of December 31, 2021.

Cash Requirements

Our cash requirements within the next twelve months include working capital requirements, current portion of long-term debt, interest payments, and capital expenditures. We believe our current cash balances, cash flows from operations, and our available sources of liquidity and capital as well as possible future sources of liquidity and capital will be sufficient to meet these twelve month and long-term cash requirements and capital expenditures.

Our cash requirements under our various contractual obligations and commitments include:

•Debt obligations and interest payments – See Note 12 to our Consolidated Financial Statements for information on our debt obligations and the timing of future principal. Estimated future interest payments on the Company’s debt are expected to be $254.3 million (with $43.6 million expected in 2022) based on the interest rates at December 31, 2021. Additionally, the Company has entered into interest rate swap agreements to lock into a fixed LIBOR interest rate base. See Note 20 to our Consolidated Financial Statements for information on our interest rate swap agreements and the future obligations.
•Operating and finance lease obligations – See Note 4 to our Consolidated Financial Statements for information on our operating and finance lease obligations and the amount and timing of future payments.
•Purchase obligations – Purchase obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are a part of our production process. Minimum amounts committed to as of December 31, 2021 were $871.1 million (with $777.2 million due in 2022).
•Pension and other postretirement benefit obligations – Future payments related to pension and postretirement benefits are estimated by an actuarial valuation. See Note 17 to our Consolidated Financial Statements for information on our pension and postretirement benefit obligations and the amount and timing of future payments.
•Exit or disposal cost obligations – See Note 3 to our Consolidated Financial Statements for information on our exit or disposal cost obligations and the amount and timing of future payments. Our exit or disposal cost obligations primarily consist of severance and retention obligations.
•Deferred compensation – Deferred compensation is a plan established for the exclusive benefit of a select group of management and highly compensated employees of the Company and its affiliates to provide an additional means by which such employees may defer funds for their retirement. Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age. Estimated future deferred compensation payments as of December 31, 2021 were $10.3 million (with $2.2 million due in 2022).
•Tax Payments – As discussed in Note 11 to our Consolidated Financial Statements, the Company or its subsidiaries files income tax returns in the U.S., Canada, Italy, the Netherlands, and various U.S. states and may be required to make payments to a taxing authority. Certain tax positions are expected to be challenged by the Canadian Revenue Agency ("CRA") in 2022. Management intends to appeal any such assessment but would be required to provide a cash payment or letter of credit of approximately $15.0 million to proceed. The Company believes these positions are more-likely-than-not to be sustained upon final adjudication of these matters.
•Unrecognized tax benefits – See Note 11 to our Consolidated Financial Statements for information on our unrecognized tax benefits and the amount and timing of future payments.
•Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, employee health care, workers' compensation claims, other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation and investigation, and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of December 31, 2021. See Note 19 to our Consolidated Financial Statements for more information about the Company’s commitments and contingent obligations.

Capital Expenditures

We continue to make investments in property, plant, and equipment and software for our business offices, manufacturing, and distribution facilities, which includes investment in climate-related projects in order to achieve our broader environmental goals. Our preliminary estimate of capital expenditures for 2022 is approximately $135.0 million, and our climate-related projects and other environmental projects are not expected to be material individually or in the aggregate.

Critical Accounting Estimates

Critical accounting estimates are defined as those most important to the portrayal of a company’s financial condition and results, and require the most difficult, subjective, or complex judgments. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for the application of our judgment. In certain circumstances, however, the preparation of the Consolidated Financial Statements in conformity with GAAP requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the estimates described below as our critical accounting estimates. See Note 1 to the Consolidated Financial Statements for a detailed discussion of significant accounting policies.

Trade Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. These customer promotional programs are generally more significant for branded products compared to the majority of our private label products. This allowance is based on a combination of historical average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by the customer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are immaterial and recognized as a change in management estimate in a subsequent period. This allowance was $41.1 million and $39.6 million at December 31, 2021 and 2020, respectively.

Long-Lived Assets — We evaluate property, plant, and equipment, operating lease right-of-use assets, and finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable (a "triggering event"). Indicators of impairment include deteriorations in operating cash flows, the anticipated sale or disposal of an asset group, and other significant changes in business conditions. Undiscounted cash flow analyses are used to determine if impairment exists. We utilize current cash flow information and expected growth rates related to the asset group from our internal projections and operating plans. If the carrying values of asset groups are determined not to be recoverable, the impairment loss is calculated based on estimated fair value. Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets are based on expected future discounted cash flows using Level 3 inputs. Long-lived assets held for sale are reported at the lower of the carrying amount or fair value less the cost to sell.

During the fourth quarter of 2021, as a result of rising input costs coupled with lower than expected new business wins, we revised our forecast expectations for the Bars asset group and performed a recoverability assessment. Our assessment indicated that the Bars asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $9.2 million of property, plant, and equipment was recognized in our Bars asset group, within the Snacking & Beverages segment. The impairment charge is included in Asset impairment in the Consolidated Statements of Operations.

Prior to the sale of the RTE Cereal business on June 1, 2021, there were expected disposal loss adjustments of $0.3 million and $51.2 million recognized as asset impairment charges during the years ended December 31, 2021 and 2020, respectively, within Net income (loss) from discontinued operations as the business was held for sale. At the date of the sale, a pre-tax gain of $18.4 million was recognized as a result of the sale proceeds received being at the high end of the range of management's previous estimate of the disposal group's fair value. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Goodwill and Indefinite Lived Intangible Assets — Goodwill and indefinite lived intangible assets totaled $2,203.8 million and $2,201.1 million as of December 31, 2021 and 2020, respectively, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks, and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized.

The Company has three reporting units within its two reportable and operating segments. The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2021. Our assessment did not result in an impairment. Our analysis employed the use of an income approach, corroborated by the market approach. The Company believes the income approach is the most reliable indicator of the fair value of the reporting units. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. The income approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our estimates using the best information available at the time. Discount rates selected for each reporting unit approximated the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The Company's three reporting units all have fair values that the Company considers to be substantially in excess of their carrying values (between 69% and 139% as of December 31, 2021 and between 68% and 122% as of December 31, 2020). Therefore, we believe that only significant changes in the assumptions would result in an impairment of goodwill. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which consist of trademarks totaling $22.4 million as of December 31, 2021, using the relief from royalty method. Significant assumptions include the royalty rates, growth, margins, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. The fair value of one of our trademarks with a book value of $16.4 million as of December 31, 2021 exceeds its book value by 30%. This was an increase of 18% from December 31, 2020. Based on our plans for this product line, we do not anticipate impairment of this trademark in the foreseeable future. However, if our revenue and profit expectations are not met or certain factors outside of our control, such as discount rates, change, then this trademark could become impaired. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion. Our testing of all other trademarks indicated that the implied fair value was significantly in excess of the carrying values. The fair values of the other trademarks exceed book value by a minimum of 130%. This was an increase to the minimum of 45% from December 31, 2020. Therefore, we believe that only significant changes in the assumptions would result in an impairment of any other trademark.

Purchase Price Allocation — We record acquisitions using the purchase method of accounting. All of the assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the Goodwill and Indefinite Lived Intangible Assets critical accounting estimates section.

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

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP requires that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rates will likely change frequently. We used a discount rate for each plan to determine our estimated future benefit obligations, and our weighted average discount rate was 2.86% at December 31, 2021. If the discount rate of each plan were one percent higher, the pension plan liability would have been approximately 10.3%, or $33.5 million, lower as of December 31, 2021. If the discount rate of each plan were one percent lower, the pension plan liability would have been approximately 12.4%, or $40.5 million, higher as of December 31, 2021. The projected benefit obligation was $330.9 million and $355.1 million at December 31, 2021 and 2020, respectively, for our pension benefit plans. The projected benefit obligation was $23.3 million and $26.1 million at December 31, 2021 and 2020, respectively, for our postretirement benefit plans.

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
Organic Net Sales

Organic net sales is defined as net sales excluding the impacts of the net sales associated with the pasta acquisition from Riviana Foods that occurred in 2021 through the twelve month anniversary of the acquisition date on December 11, 2020, foreign currency, and the net sales associated with the divestiture of the In-Store Bakery facilities, which closed on April 17, 2020. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management.

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted earnings per diluted share from continuing operations ("adjusted diluted EPS") reflects adjustments to GAAP (loss) earnings per diluted share from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, impairment of assets, the impact of the COVID-19 pandemic, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.
The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Consolidated Statements of Operations, is as follows:

		Year Ended December 31,
		2021	2020	2019
		(unaudited)
Diluted (loss) earnings per share from continuing operations (GAAP)		$(0.48)	$0.87	$(1.96)
Growth, reinvestment, restructuring programs & other	(1)	1.55	1.28	1.88
Acquisition, integration, divestiture, and related costs	(2)	0.50	0.18	0.01
COVID-19	(3)	0.31	0.41	—
Loss on extinguishment of debt	(4)	0.26	0.02	—
Impairment	(5)	0.16	—	2.28
Shareholder activism	(6)	0.08	—	—
Tax indemnification	(7)	0.05	0.09	0.02
Litigation matter	(8)	—	0.16	0.44
Change in regulatory requirements	(9)	—	0.02	0.26
Executive management transition	(10)	—	0.01	0.05
Multiemployer pension plan withdrawal	(11)	—	—	0.08
Foreign currency gain on re-measurement of intercompany notes	(12)	(0.02)	(0.01)	(0.09)
Mark-to-market adjustments	(13)	(0.66)	0.53	0.83
Taxes on adjusting items		(0.56)	(0.83)	(1.42)
Dilutive impact of shares [1]		—	—	0.01
Adjusted diluted EPS from continuing operations (Non-GAAP)		$1.19	$2.73	$2.39
(1) - As reported results reflect a loss for the year ended December 31, 2019, all equity awards were considered anti-dilutive and excluded from the EPS calculation. However, the corresponding adjusted amounts reflect net income, therefore, equity awards are considered dilutive, and an adjustment is required to reflect total dilutive shares of 56.5 million compared to basic shares of 56.2 million for the year ended December 31, 2019.

During the years ended December 31, 2021, 2020, and 2019, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)
The Company’s growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. During 2021, the Company incurred approximately $87.1 million in growth, reinvestment, and restructuring program costs versus $73.2 million in 2020 and $105.4 million in 2019. Additionally, during 2020 and 2019, the Company recognized other items affecting comparability including recovery of insurance proceeds related to a prior period product recall and related costs. During 2020, the Company recorded a $(0.4) million product recall reimbursement versus $0.3 million expense in 2019.

Refer to Note 3 of the Consolidated Financial Statements for additional information.

(2)
Acquisition, integration, divestiture, and related costs represents costs associated with completed and potential divestitures, completed and potential acquisitions, the related integration of the acquisitions, and gains or losses on the divestiture of a business.

Refer to Note 7 to our Consolidated Financial Statements for additional information.

(3)
During 2021 and 2020, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures. These costs were approximately $15.5 million and $53.7 million for the years ended December 31, 2021 and 2020, respectively. Additionally, the Company recorded income tax expense due to the enactment of the CARES Act of approximately $1.9 million and an income tax benefit with interest income of approximately $(30.5) million for the years ended December 31, 2021 and 2020, respectively.

(4)
During 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million in connection with the 2024 Notes Redemption and Credit Agreement refinancing. During 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs in connection with the redemption of its 2022 Notes.

Refer to Note 12 to our Consolidated Financial Statements for additional information.

(5)
During 2021, the Company incurred $9.2 million of non-cash impairment charges related property, plant, and equipment impairment losses in the Bars asset group. During 2019, the Company incurred $129.1 million of non-cash impairment charges related to the Cookies and Dry Dinners asset groups and to the expected disposal loss related to two In-Store Bakery facilities. The impairment charges related to the Cookies and Dry Dinners asset groups is comprised of non-cash impairment charges of $45.2 million of finite lived intangible asset impairment losses and $42.8 million of property, plant, and equipment impairment losses. The impairment related to the expected disposal loss on the In-Store Bakery facilities is $41.1 million.

Refer to Note 7, Note 8, and Note 9 to our Consolidated Financial Statements for additional information.

(6)	The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(7)
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

Refer to Note 19 to our Consolidated Financial Statements for additional information.

(9)	The Company incurred regulatory compliance costs related to changes in nutrition labeling requirements. These costs included both consulting services and inventory write-downs.

(10)	Executive management transition includes costs associated with the 2019 CFO transition. The CFO transition costs primarily relate to severance and consulting fees.

(11)
During 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund. The Company settled the withdrawal in the fourth quarter of 2019 for $4.3 million.

Refer to Note 17 to our Consolidated Financial Statements for additional information.

(12)
The Company has Canadian dollar denominated intercompany loans and incurred foreign currency gains to re-measure the loans at the respective period ends. These charges are non-cash and the loans are eliminated in consolidation.

(13)
The Company's derivative contracts are marked-to-market each period. The non-cash unrealized changes in fair value recognized in Other (income) expense, net within the Consolidated Statements of Operations are treated as Non-GAAP adjustments. As the contracts are settled, realized gains and losses are recognized, and only the mark-to-market impacts are treated as Non-GAAP adjustments.

Refer to Note 20 to our Consolidated Financial Statements for additional information.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying Non-GAAP adjustments.
Adjusted Net Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted EBITDAS from Continuing Operations, Adjusted Net Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations, Adjusted EBITDA Margin from Continuing Operations, and Adjusted EBITDAS Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability
Adjusted net income from continuing operations represents GAAP net income (loss) from continuing operations as reported in the Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.
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

The following table reconciles the Company’s net (loss) income from continuing operations as presented in the Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, Adjusted EBITDA from continuing operations, and Adjusted EBITDAS from continuing operations for the years ended December 31, 2021, 2020, and 2019:

		Year Ended December 31,
		2021	2020	2019
		(unaudited in millions)
Net (loss) income from continuing operations (GAAP)		$(27.1)	$49.2	$(110.3)
Growth, reinvestment, restructuring programs & other	(1)	87.1	72.8	105.7
Acquisition, integration, divestiture, and related costs	(2)	28.2	10.4	0.6
COVID-19	(3)	17.4	23.2	—
Loss on extinguishment of debt	(4)	14.4	1.2	—
Impairment	(5)	9.2	—	129.1
Shareholder activism	(6)	4.7	—	—
Tax indemnification	(7)	2.9	5.1	1.6
Litigation matter	(8)	—	9.0	25.0
Change in regulatory requirements	(9)	(0.1)	1.0	14.7
Executive management transition	(10)	—	0.3	2.9
Multiemployer pension plan withdrawal	(11)	—	—	4.3
Foreign currency gain on re-measurement of intercompany notes	(12)	(1.3)	(0.4)	(5.0)
Mark-to-market adjustments	(13)	(37.1)	29.9	47.0
Less: Taxes on adjusting items		(31.4)	(47.1)	(80.5)
Adjusted net income from continuing operations (Non-GAAP)		66.9	154.6	135.1
Interest expense		81.2	104.8	102.4
Interest income (excluding COVID-19 interest income adjustments)		(4.7)	(4.1)	(4.8)
Income taxes (excluding COVID-19 income tax adjustments)		(6.3)	(2.3)	(45.5)
Add: Taxes on adjusting items		31.4	47.1	80.5
Adjusted EBIT from continuing operations (Non-GAAP)		168.5	300.1	267.7
Depreciation and amortization	(14)	213.9	203.0	206.8
Adjusted EBITDA from continuing operations (Non-GAAP)		382.4	503.1	474.5
Stock-based compensation expense	(15)	14.4	25.2	21.6
Adjusted EBITDAS from continuing operations (Non-GAAP)		$396.8	$528.3	$496.1

Net (loss) income margin from continuing operations		(0.6)%	1.1%	(2.6)%
Adjusted net income margin from continuing operations		1.5%	3.6%	3.1%
Adjusted EBIT margin from continuing operations		3.9%	6.9%	6.2%
Adjusted EBITDA margin from continuing operations		8.8%	11.6%	11.1%
Adjusted EBITDAS margin from continuing operations		9.2%	12.1%	11.6%

		Location in Consolidated Statements of Operations	Year Ended December 31,
			2021	2020	2019
			(unaudited in millions)
(1)	Growth, reinvestment, restructuring programs & other	Other operating expense, net	$87.1	$71.1	$99.3
		Cost of sales	—	0.9	4.4
		General and administrative	—	0.8	2.0
(2)	Acquisition, integration, divestiture, and related costs	General and administrative	23.5	7.8	0.3
		Other operating expense, net	3.1	0.4	0.3
		Cost of sales	1.6	2.2	—
(3)	COVID-19	Net sales	—	1.1	—
		Cost of sales	15.5	49.2	—
		Selling and distribution	—	1.6	—
		General and administrative	—	1.8	—
		Other (income) expense, net	—	(0.7)	—
		Income tax benefit	1.9	(29.8)	—
(4)	Loss on extinguishment of debt	Loss on extinguishment of debt	14.4	1.2	—
(5)	Impairment	Asset impairment	9.2	—	129.1
(6)	Shareholder activism	General and administrative	4.7	—	—
(7)	Tax indemnification	Other (income) expense, net	2.9	5.1	1.6
(8)	Litigation matter	General and administrative	—	9.0	25.0
(9)	Change in regulatory requirements	Cost of sales	(0.1)	(0.1)	11.4
		Selling and distribution	—	1.0	2.8
		General and administrative	—	0.1	0.5
(10)	Executive management transition	General and administrative	—	0.3	2.9
(11)	Multiemployer pension plan withdrawal	Cost of sales	—	—	4.3
(12)	Foreign currency gain on re-measurement of intercompany notes	Gain on foreign currency exchange	(1.3)	(0.4)	(5.0)
(13)	Mark-to-market adjustments	Other (income) expense, net	(37.1)	29.9	47.0
(14)	Depreciation included as an adjusting item	Cost of sales	—	0.2	2.2
		General and administrative	—	—	1.6
(15)	Stock-based compensation expense included as an adjusting item	Other operating expense, net	1.2	0.9	—
		General and administrative	—	—	1.0

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to the amount of interest expense we expect to pay with respect to our Credit Agreement, which is tied to variable market rates including LIBOR and prime interest rates.
The Company has entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, the weighted average fixed interest rate base is approximately 2.91% from 2021 through 2025. The interest rate swaps mature on February 28, 2025. Based on the weighted average rates, the borrowing cost on the swapped principal and revolver will range from 3.20% to 3.70% during the life of the swap agreement based on the credit spreads under the Amended and Restated Credit Agreement.
We do not hold any derivative financial instruments, other than the interest rate swap agreements discussed above, which could expose us to significant interest rate market risk as of December 31, 2021. Based on our outstanding variable-rate debt balance of $1,419.3 million under the Credit Agreement at December 31, 2021, and by including the impact of the $875.0 million in interest rate swap agreements, each 1% rise in our interest rate would increase our annual interest expense by approximately $5.4 million ($14.2 million excluding the $875.0 million in interest rate swap agreements).
Commodity Price Risk
Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the Consolidated Balance Sheets. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio. Based on our analysis, a 10% change in commodity prices would impact the fair value of the portfolio by $76.7 million. We do not utilize financial instruments for trading purposes.
During 2021, the overall global economy has experienced significant inflation in the costs of raw materials, packaging materials, fuel, and energy, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing fiscal year 2021 to 2020, nearly all raw material input costs had price increases, primarily including, but not limited to, edible oils (soybean, coconut, canola, and palm), wheat, durum, coffee, corn, casein, oats, tomatoes, cucumbers, eggs, and peanut butter. Additionally, with the exception of diesel, all other input costs had price increases when comparing 2021 to 2020, primarily including, but not limited to, resin, linerboard, and natural gas. We expect the volatile nature of these costs to continue.
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
Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, oats, palm oil, peppers, soybean oil, sugar, tea, tomatoes, and wheat (including durum wheat). These ingredients are generally purchased under supply contracts. When entering into contracts for input costs, the Company generally seeks contract lengths between six and twelve months. We believe these ingredients generally are available from a number of suppliers. The cost of raw materials used in our products may fluctuate due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, labor shortages, labor disputes, freight transportation availability, disruption in logistics, transportation delays, political unrest, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are glass, plastic, corrugated containers, cartons, metal closures, metal cans, and composite cans. Most packaging materials are purchased under long-term supply contracts. We believe these packaging materials are generally available from a number of suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

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
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency exchange rate risk as a result of our Canadian and Italian subsidiaries, where the functional currency is the Canadian dollar and Euro, respectively. The Company periodically enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of December 31, 2021, the Company had $5.5 million of foreign currency contracts outstanding. At December 31, 2021, the impact of a 10% movement in foreign exchange rates would not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Item 8.    Financial Statements and Supplementary Data
The Consolidated Financial Statements for 2021 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Asset Impairment - Bars - Refer to Note 8 to the financial statements
Critical Audit Matter Description
During the fourth quarter of 2021, the Company determined that a recoverability test of the Bars asset group was required as a result of rising input costs and lower than expected new business wins. The Company revised its forecasted cash flows for the Bars asset group and performed a recoverability assessment. The recoverability assessment indicated that the Bars asset group was not recoverable, so the Company was required to determine the fair value of the asset group. The Company’s fair value assessment indicated that the carrying value exceeded the fair value of the Bars asset group and an impairment of $9.2 million was recognized and allocated to property, plant, and equipment within the Snacking & Beverages segment. The impairment charge is included in Asset impairment in the Consolidated Statements of Operations.

We identified the impairment of these assets as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of the real property assets. A significant input to the measurement of the related impairment losses required a high degree of auditor judgment and an increased effort when performing audit procedures to evaluate the reasonableness of management’s analysis and assessment of the fair value of the real property assets. Fair value evaluation involved the use of fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assessment of the fair value of the long-lived asset group included the following, among others:

•We tested the effectiveness of the controls over management’s review of the recoverability of long-lived assets and the impairment loss measurement.
•We evaluated management’s key assumptions.
•With the assistance of our fair value specialists, we evaluated the Company’s methodology for determining the fair value of the real property assets and the source information and assumptions used by management in the valuation analysis.
•We tested the mathematical accuracy of the recoverability test and fair value analysis.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL
February 15, 2022

We have served as the Company's auditor since 2005.

TREEHOUSE FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$308.6	$364.6
Receivables, net of allowance for credit losses of $0.7 and $0.3	209.2	308.8
Inventories	677.8	598.6
Prepaid expenses and other current assets	60.2	86.1
Assets of discontinued operations	—	70.7
Total current assets	1,255.8	1,428.8
Property, plant, and equipment, net	1,019.1	1,070.0
Operating lease right-of-use assets	165.6	160.7
Goodwill	2,181.4	2,178.7
Intangible assets, net	555.0	615.0
Other assets, net	30.1	32.5
Total assets	$5,207.0	$5,485.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$786.0	$627.7
Accrued expenses	274.6	340.6
Current portion of long-term debt	15.6	15.7
Liabilities of discontinued operations	—	6.7
Total current liabilities	1,076.2	990.7
Long-term debt	1,890.7	2,199.0
Operating lease liabilities	144.0	144.5
Deferred income taxes	156.5	158.3
Other long-term liabilities	94.2	128.2
Total liabilities	3,361.6	3,620.7
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 55.8 and 55.9 shares outstanding as of December 31, 2021 and 2020, respectively	0.6	0.6
Treasury stock	(133.3)	(108.3)
Additional paid-in capital	2,187.4	2,179.9
Accumulated deficit	(155.7)	(143.2)
Accumulated other comprehensive loss	(53.6)	(64.0)
Total stockholders’ equity	1,845.4	1,865.0
Total liabilities and stockholders’ equity	$5,207.0	$5,485.7

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$4,327.6	$4,349.7	$4,288.9
Cost of sales	3,629.5	3,547.5	3,492.1
Gross profit	698.1	802.2	796.8
Operating expenses:
Selling and distribution	283.2	263.0	256.9
General and administrative	221.2	248.3	253.2
Amortization expense	72.7	70.7	74.1
Asset impairment	9.2	—	129.1
Other operating expense, net	90.5	71.1	99.6
Total operating expenses	676.8	653.1	812.9
Operating income (loss)	21.3	149.1	(16.1)
Other expense (income):
Interest expense	81.2	104.8	102.4
Loss on extinguishment of debt	14.4	1.2	—
Gain on foreign currency exchange	(1.1)	(1.7)	(3.5)
Other (income) expense, net	(41.7)	27.7	40.8
Total other expense	52.8	132.0	139.7
(Loss) income before income taxes	(31.5)	17.1	(155.8)
Income tax benefit	(4.4)	(32.1)	(45.5)
Net (loss) income from continuing operations	(27.1)	49.2	(110.3)
Net income (loss) from discontinued operations	14.6	(35.4)	(250.7)
Net (loss) income	$(12.5)	$13.8	$(361.0)

Earnings (loss) per common share - basic:
Continuing operations	$(0.48)	$0.87	$(1.96)
Discontinued operations	0.26	(0.63)	(4.46)
Net earnings (loss) per share basic (1)	$(0.22)	$0.24	$(6.42)

Earnings (loss) per common share - diluted:
Continuing operations	$(0.48)	$0.87	$(1.96)
Discontinued operations	0.26	(0.62)	(4.46)
Net earnings (loss) per share diluted (1)	$(0.22)	$0.24	$(6.42)

Weighted average common shares:
Basic	55.9	56.5	56.2
Diluted	55.9	56.7	56.2
(1) The sum of the individual per share amounts may not add due to rounding.

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(12.5)	$13.8	$(361.0)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3.6)	12.1	12.3
Pension and postretirement reclassification adjustment	14.0	7.9	0.8
Other comprehensive income	10.4	20.0	13.1
Comprehensive (loss) income	$(2.1)	$33.8	$(347.9)

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Retained			Accumulated
			Additional	Earnings			Other
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Deficit)	Shares	Amount	Loss	Equity
Balance, January 1, 2019	57.8	$0.6	$2,135.8	$204.0	(1.8)	$(83.3)	$(97.1)	$2,160.0
Net loss	—	—	—	(361.0)	—	—	—	(361.0)
Other comprehensive income	—	—	—	—	—	—	13.1	13.1
Exercise of stock options and issuance of other stock awards	0.2	—	(5.0)	—	—	—	—	(5.0)
Stock-based compensation	—	—	23.8	—	—	—	—	23.8
Balance, December 31, 2019	58.0	$0.6	$2,154.6	$(157.0)	(1.8)	$(83.3)	$(84.0)	$1,830.9
Net income	—	—	—	13.8	—	—	—	13.8
Other comprehensive income	—	—	—	—	—	—	20.0	20.0
Treasury stock repurchases	—	—	—	—	(0.6)	(25.0)	—	(25.0)
Exercise of stock options and issuance of other stock awards	0.3	—	(1.1)	—	—	—	—	(1.1)
Stock-based compensation	—	—	26.4	—	—	—	—	26.4
Balance, December 31, 2020	58.3	$0.6	$2,179.9	$(143.2)	(2.4)	$(108.3)	$(64.0)	$1,865.0
Net loss	—	—	—	(12.5)	—	—	—	(12.5)
Other comprehensive income	—	—	—	—	—	—	10.4	10.4
Treasury stock repurchases	—	—	—	—	(0.5)	(25.0)	—	(25.0)
Exercise of stock options and issuance of other stock awards	0.4	—	(8.2)	—	—	—	—	(8.2)
Stock-based compensation	—	—	15.7	—	—	—	—	15.7
Balance, December 31, 2021	58.7	$0.6	$2,187.4	$(155.7)	(2.9)	$(133.3)	$(53.6)	$1,845.4

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(12.5)	$13.8	$(361.0)
Net income (loss) from discontinued operations	14.6	(35.4)	(250.7)
Net (loss) income from continuing operations	(27.1)	49.2	(110.3)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	213.9	203.2	210.6
Asset impairment	9.2	—	129.1
Stock-based compensation	15.6	26.1	22.6
Loss on extinguishment of debt	14.4	1.2	—
Loss on divestitures	—	0.3	—
Unrealized (gain) loss on derivative contracts	(37.1)	29.9	47.0
Deferred income taxes	4.4	63.4	(63.3)
Other, net	4.8	5.9	(0.5)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	99.5	(36.2)	80.6
Inventories	(82.5)	(30.8)	65.5
Prepaid expenses and other assets	(0.3)	(33.1)	7.1
Accounts payable	162.1	108.3	(80.9)
Accrued expenses and other liabilities	(44.8)	16.2	(43.6)
Net cash provided by operating activities - continuing operations	332.1	403.6	263.9
Net cash (used in) provided by operating activities - discontinued operations	(7.2)	13.1	43.8
Net cash provided by operating activities	324.9	416.7	307.7
Cash flows from investing activities:
Additions to property, plant, and equipment	(100.6)	(90.5)	(122.7)
Additions to intangible assets	(15.3)	(15.2)	(24.1)
Proceeds from sale of fixed assets	1.7	5.1	4.8
Acquisitions	(5.1)	(256.7)	—
Proceeds from divestitures	—	26.9	—
Proceeds from sale of investments	17.2	—	—
Other	—	—	2.7
Net cash used in investing activities - continuing operations	(102.1)	(330.4)	(139.3)
Net cash provided by (used in) investing activities - discontinued operations	85.3	(2.0)	71.2
Net cash used in investing activities	(16.8)	(332.4)	(68.1)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	194.4	100.0	194.1
Payments under Revolving Credit Facility	(194.4)	(100.0)	(194.1)
Repurchases of Notes	(602.9)	(375.9)	—
Payments on finance lease obligations	(2.0)	(1.8)	(1.9)
Payment of deferred financing costs	(8.5)	(8.3)	—
Payments on Term Loans	(1,136.7)	(14.0)	(200.0)
Proceeds from refinanced Term Loans	1,430.0	—	—
Proceeds from issuance of 2028 Notes	—	500.0	—
Payment of debt premium for extinguishment of debt	(9.0)	—	—
Repurchases of common stock	(25.0)	(25.0)	—
Receipts related to stock-based award activities	—	3.2	0.7
Payments related to stock-based award activities	(8.2)	(4.2)	(5.7)
Net cash (used in) provided by financing activities - continuing operations	(362.3)	74.0	(206.9)
Net cash (used in) provided by financing activities - discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(362.3)	74.0	(206.9)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	4.0	5.3
Net (decrease) increase in cash and cash equivalents	(56.0)	162.3	38.0
Cash and cash equivalents, beginning of year	364.6	202.3	164.3
Cash and cash equivalents, end of year	$308.6	$364.6	$202.3

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow disclosures:
Interest paid	$65.0	$84.3	$110.2
Net income taxes refunded	(14.3)	(61.7)	(7.3)

Non-cash investing activities:
Accrued purchase of property and equipment	$37.3	$36.5	$28.8
Accrued other intangible assets	2.3	3.8	3.2
Right-of-use assets obtained in exchange for lease obligations recognized at ASU 2016-02 transition	—	—	252.5
Right-of-use assets obtained in exchange for lease obligations recognized after ASU 2016-02 transition	39.5	24.4	13.1
See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2021, 2020, and 2019

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

Cash and Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, $39.3 million and $92.3 million, respectively, represents cash and cash equivalents held in foreign jurisdictions, in local currencies. The Company is exposed to potential risks associated with its cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal.

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

Inventories — Inventories are stated at the lower of cost or net realizable value. We value inventories using the standard cost method which approximates costs determined on the first-in first-out basis. The costs of finished goods inventories include raw materials, labor, and overhead costs.

Leases — Right-of-use assets and their corresponding lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company does not record leases with an initial term of 12 months or less on the balance sheet. Expense for these short-term leases is recognized on a straight-line basis over the lease term.

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

Building and leasehold improvements are depreciated over the shorter of the estimated useful life of the assets or the remaining useful life of the associated building or lease.

We perform impairment tests when circumstances indicate that the carrying value of an asset may not be recoverable. Refer to Note 8 for additional information. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

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

Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset group is impaired to its estimated fair value, which is generally based on discounted future cash flows, and the impairment is allocated to the individual assets within the asset group.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition — We manufacture and sell food and beverage products to retailers, foodservice distributors, co-manufacturers, and industrial and export channels. Revenue recognition is completed on a point in time basis when product control is transferred to the customer. In general, control transfers to the customer when the product is shipped or delivered to the customer based upon applicable shipping terms. For each contract, the Company considers the transfer of products, each of which is distinct, to be the identified performance obligation generally satisfied within one year. No payment terms beyond one year are granted at contract inception.

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

The Company does not have significant deferred revenue or unbilled receivable balances arising from transactions with customers. We do not capitalize contract inception costs, as contracts are one year or less. The Company does not incur significant fulfillment costs requiring capitalization. Shipping and handling costs associated with outbound freight are included within Selling and distribution expenses and are accounted for as a fulfillment cost as incurred, including shipping and handling costs after control over a product has transferred to a customer. Shipping and handling costs recorded as a component of Selling and distribution expense were approximately $173.5 million, $153.6 million, and $148.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, any taxes collected on behalf of government authorities are excluded from net sales.

Cost of Sales — Cost of sales represents costs directly related to the manufacture and distribution of our products. Such costs include raw materials, packaging, direct and indirect labor, shipping and handling costs, and overhead which includes depreciation of manufacturing and distribution facilities. Shipping and handling costs included in cost of sales reflect inbound freight, inventory warehouse costs, product loading and handling costs, and costs associated with transporting finished products from our manufacturing facilities to distribution warehouses.

Stock-Based Compensation — We measure compensation expense for our equity awards at their grant date fair value. The resulting expense is recognized over the relevant service period.

Employment-Related Benefits — We provide a range of benefits to our employees, including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates, and health care cost trend rates. We make modifications to the actuarial assumptions based on plan changes, current rates, and trends when appropriate.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments — The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments include interest rate risk, foreign currency risk, commodity price risk, and market risk associated with the unfunded portion of the Company's deferred compensation liability. Derivative contracts are entered into for periods consistent with the related underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into derivative instruments for trading or speculative purposes. All derivatives are recorded on a gross basis and carried at fair value in our Consolidated Balance Sheets. None of the Company's derivative instruments are accounted for under hedge accounting and the changes in their fair value are recorded in the Consolidated Statements of Operations.

Foreign Currency Translation and Transactions — The functional currency of the Company’s foreign operations is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies and intercompany debt that is not of a long-term investment nature are included in Gain on foreign currency exchange in the Consolidated Statements of Operations. Gains or losses resulting from intercompany debt that is designated a long-term investment are recorded as a separate component of Stockholders' equity in Accumulated other comprehensive loss.

Restructuring Expenses — Restructuring charges principally consist of retention, severance, and other employee separation costs, contract termination costs, accelerated depreciation, professional fees, and certain long-lived asset impairments. The Company recognizes restructuring obligations and liabilities for exit and disposal activities at fair value in the period the liability is incurred. One-time employee termination benefits for employee severance costs are expensed evenly starting at the communication date over the period during which the employee is required to render service to receive the severance. Ongoing benefit arrangements for employee severance costs are expensed when they become probable and reasonably estimable. Depreciation expense related to assets that will be disposed of or idled as a part of the restructuring activity is accelerated through the expected date of the asset shut down. Restructuring charges are incurred as a component of Operating income (loss).

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in General and administrative expense in our Consolidated Statements of Operations. Expenditures totaled $19.3 million, $16.6 million, and $18.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Advertising Costs — Advertising costs are expensed as incurred and reported in Selling and distribution expense of our Consolidated Statements of Operations. Expenditures totaled $10.6 million, $5.9 million, and $3.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Earnings (Loss) Per Share from Continuing Operations — Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to the Company’s outstanding stock-based compensation awards.

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

Under the Structure to Win program, the Company reduced its Corporate office space in Oak Brook, Illinois and completed the closure of its St. Louis, Missouri Corporate office during the fourth quarter of 2020 and the second quarter of 2019, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The key information regarding the Company's completed plant closures during the periods presented are as follows:

The Company completed the closure of its Visalia, California Pretzels facility within the Snacking & Beverages segment in the first quarter of 2019. Total costs to close this facility were $22.1 million and are classified within Other operating expense, net in the Consolidated Statements of Operations. Additionally, the Company completed the closure of its Omaha, Nebraska Corporate office during the first quarter of 2019.

Expenses associated with the Company's Battle Creek, Michigan and Minneapolis, Minnesota 2019 facility closures are classified within Net income (loss) from discontinued operations. Total costs to close these two facilities were $17.9 million. Refer to Note 7 for additional information.

(4) Other

Other costs include restructuring costs incurred for costs to exit facilities, information technology system implementation, retention, severance, and other administrative costs.

During the fourth quarter of 2021, the Company announced one-time employee recognition payments to drive retention for all incentive-eligible participants who remain actively employed until payment in the first quarter of 2022. The expense for these payments is recognized ratably through the required service period and the total estimated expense is $15.2 million. In the fourth quarter of 2021, $8.1 million was recognized in other costs and included as a liability within Accrued expenses in the Consolidated Balance Sheets as of December 31, 2021. The remaining expense is expected to be recognized in the first quarter of 2022. An additional $1.6 million of other retention liabilities was recognized primarily for employees in connection with the ongoing, Board-led strategic review and is included within Accrued expenses in the Consolidated Balance Sheets as of December 31, 2021.

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Strategic Growth Initiatives	$57.8	$—	$—
Structure to Win	—	32.7	15.9
TreeHouse 2020	—	40.5	89.5
Other	29.3	—	—
Total	$87.1	$73.2	$105.4

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Expenses associated with these programs are recorded in Cost of sales, General and administrative, and Other operating expense, net in the Consolidated Statements of Operations. The Company does not allocate costs associated with Growth, Reinvestment, and Restructuring Programs to reportable segments when evaluating the performance of its segments. As a result, costs associated with Growth, Reinvestment, and Restructuring Programs are not presented by reportable segment. Refer to Note 21 for additional information.

Below is a summary of costs by line item for the Growth, Reinvestment, and Restructuring Programs:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cost of sales	$—	$0.9	$4.4
General and administrative	—	1.2	1.7
Other operating expense, net	87.1	71.1	99.3
Total	$87.1	$73.2	$105.4

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Asset-related	$—	$0.2	$4.7
Employee-related	28.9	13.5	15.6
Other costs	58.2	59.5	85.1
Total	$87.1	$73.2	$105.4

For the years ended December 31, 2021, 2020, and 2019, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of dedicated project employee cost, severance, and retention; and other costs primarily consisted of consulting services. Asset-related costs are primarily recognized in Cost of sales while employee-related and other costs are primarily recognized in Other operating expense, net in the Consolidated Statements of Operations.
The table below presents the exit cost liability related to severance activity for the Growth, Reinvestment, and Restructuring Programs as of December 31, 2021:

Severance
(In millions)
Balance as of December 31, 2020	$4.9
Expenses recognized	7.2
Cash payments	(8.2)
Balance as of December 31, 2021	$3.9

The severance liability is included in Accrued expenses in the Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. LEASES

The Company has operating and finance leases for manufacturing facilities, warehouses and distribution centers, office space, and certain equipment. Remaining lease terms for these leases range from 1 year to 12 years. Some of the Company’s leases include options to extend the leases for up to 27 years, and some include options to terminate the leases within 1 year.

Supplemental balance sheet information related to leases are as follows:

		December 31,
	Balance Sheet Classification	2021	2020
		(In millions)
Assets
Operating	Operating lease right-of-use assets	$165.6	$160.7
Finance	Property, plant, and equipment, net	3.1	3.9
Total assets		$168.7	$164.6

Liabilities
Current liabilities
Operating	Accrued expenses	$37.8	$33.8
Finance	Current portion of long-term debt	1.3	1.6
Total current liabilities		39.1	35.4
Noncurrent liabilities
Operating	Operating lease liabilities	144.0	144.5
Finance	Long-term debt	1.8	2.5
Total noncurrent liabilities		145.8	147.0
Total lease liabilities		$184.9	$182.4

The weighted-average discount rates for the Company's operating and finance leases are as follows:

	December 31,
Weighted-average discount rate	2021	2020
Operating leases	4.5%	4.5%
Finance leases	2.9%	3.1%

The weighted-average remaining lease term of the Company's operating and finance leases are as follows:

	December 31,
Weighted-average remaining lease term	2021	2020
Operating leases	7.3 years	7.4 years
Finance leases	2.8 years	3.2 years

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of lease expense are as follows:

		Year Ended December 31,
	Statement of Operations Classification	2021	2020	2019
		(In millions)
Operating lease cost	Cost of sales and General and administrative	$40.0	$42.5	$46.6
Finance lease cost:
Amortization of right-of-use assets	Cost of sales and General and administrative	1.8	1.6	1.8
Interest on lease liabilities	Interest expense	0.1	0.1	0.1
Total finance lease cost		1.9	1.7	1.9
Variable lease cost (1)	Cost of sales and General and administrative	17.0	17.4	9.3
Net lease cost		$58.9	$61.6	$57.8

(1)    Includes short-term leases, which are immaterial.

As of December 31, 2021, future maturities of lease liabilities are as follows:

	Operating Leases (1)	Finance Leases
	(In millions)
2022	$43.7	$1.4
2023	36.1	0.8
2024	28.6	0.7
2025	21.5	0.3
2026	19.9	—
Thereafter	63.1	—
Total lease payments	212.9	3.2
Less: Interest	(31.1)	(0.1)
Present value of lease liabilities	$181.8	$3.1

(1)     Operating lease payments include $13.3 million related to options to extend lease terms that are reasonably certain of being exercised.

Other information related to leases were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42.1	$40.6	$42.0
Operating cash flows from finance leases	—	0.1	0.1
Financing cash flows from finance leases	2.0	1.8	1.9

5. RECEIVABLES SALES PROGRAM

The Company has entered into agreements to sell certain trade accounts receivable to unrelated, third-party financial institutions at a discount (collectively, the "Receivables Sales Program"). The agreements can be terminated by either party with 60 days' notice. The Receivables Sales Program is used by the Company to manage liquidity in a cost-effective manner. The Company has no retained interest in the receivables sold under the Receivables Sales Program; however, under the agreements, the Company does have collection and administrative responsibilities for the sold receivables. Under the Receivables Sales Program, the maximum amount of outstanding accounts receivables sold at any time is $500.0 million.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions:

	December 31,
	2021	2020
	(In millions)
Outstanding accounts receivable sold	$357.3	$284.3
Receivables collected and not remitted to financial institutions	205.0	202.8

Receivables sold under the Receivables Sales Program are derecognized from the Company's Consolidated Balance Sheet at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Consolidated Statements of Cash Flows. The receivables collected and not remitted to financial institutions are included in Accounts payable in the Consolidated Balance Sheets.

The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales
Program:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Receivables sold	$1,846.9	$1,185.1	$1,114.1
Receivables collected and remitted to financial institutions	(1,773.9)	(1,143.8)	(1,048.0)

The loss on sale of receivables represents the discount taken by third-party financial institutions and was $2.4 million, $2.4 million, and $4.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in Other (income) expense, net in the Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of December 31, 2021 or December 31, 2020, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

6. INVENTORIES

	December 31,
	2021	2020
	(In millions)
Raw materials and supplies	$260.9	$231.0
Finished goods	416.9	367.6
Total inventories	$677.8	$598.6

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

The pasta acquisition was accounted for under the acquisition method of accounting and the results of operations were included in our Consolidated Financial Statements from the date of acquisition in the Meal Preparation segment. Included in the Company’s Consolidated Statements of Operations are the pasta acquisition’s net sales of approximately $11.6 million and loss before income taxes of $(0.9) million from the date of acquisition through December 31, 2020. The Company incurred approximately $6.3 million in acquisition-related costs in 2020. These costs are included in General and administrative expense of the Consolidated Statements of Operations.

The following table summarizes the final purchase price allocation of the fair value of net tangible and intangible assets acquired and liabilities assumed:

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company allocated the intangible assets acquired to the Meal Preparation segment which included $68.0 million of customer relationships with an estimated life of 20 years, $43.0 million of trade names with an estimated life of 20 years, and $2.3 million of formulas/recipes with estimated life of 5 years. The aforementioned intangible assets will be amortized over their estimated useful lives. The Company increased the cost of acquired inventories by approximately $3.1 million and expensed $1.0 million and $2.1 million as a component of Cost of sales during the year ended December 31, 2021 and 2020, respectively, for the amortization of the inventory step up adjustment. The Company allocated $60.4 million of goodwill to the Meal Preparation segment. Goodwill arises principally as a result of expansion opportunities of its scale to better serve its regional and national customers and plant operation synergies across its legacy Pasta category. The goodwill resulting from this acquisition is tax deductible. The Company recorded measurement period adjustments which increased goodwill and decreased property, plant, and equipment, net by $1.1 million during the second quarter of 2021 related to the original consideration and $0.2 million during the third quarter of 2021 related to the call option exercised.

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

The following unaudited pro forma information shows the results of operations for the Company as if its pasta acquisition had been completed as of January 1, 2019. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the amortization of the inventory fair value step-up, acquisition-related costs, and related income taxes. Excluded from the 2020 pro forma results are $6.3 million of acquisition-related costs incurred by the Company in connection with the acquisition as they have been included in the 2019 pro forma results. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

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

Discontinued Operations

Ready-to-eat Cereal

On June 1, 2021, the Company simultaneously entered into a definitive agreement and completed the sale of its Ready-to-eat ("RTE") Cereal business to Post Holdings, Inc. ("Post") for a base purchase price of $85.0 million, subject to customary purchase price adjustments, resulting in cash proceeds at closing of $88.0 million. The Company classified the proceeds within Net cash provided by (used in) investing activities - discontinued operations, and a pre-tax gain was recognized on the transaction upon closing of $18.4 million as a component of Net income (loss) from discontinued operations in the Consolidated Statements of Operations. The pre-tax gain recognized was a result of the sale proceeds received being at the high end of the range of management's previous estimate of the disposal group's fair value. The sale of this business is part of the Company's portfolio optimization strategy. RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada. A third plant in Battle Creek, Michigan was not included with the sale and closed in 2019.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company entered into a Transition Services Agreement ("TSA") with Post, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA terminate at various times up to twelve months from the date of sale and can be renewed with a maximum of an additional six-month period for certain services. The income received under the TSA was not material for the year ended December 31, 2021 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Consolidated Statements of Operations depending on the functions being supported by the Company.

Prior to the sale of the RTE Cereal business, there were expected disposal loss adjustments of $0.3 million, $51.2 million, and $74.5 million recognized as asset impairment charges during the years ended December 31, 2021, 2020, and 2019, respectively, within Net income (loss) from discontinued operations.

Snacks

During the second quarter of 2019, due to changes in market price expectations for the sale of the Company's Snacks division, the Company assessed the recoverability of the carrying value of the long-lived assets associated with the division. This assessment resulted in total long-lived asset impairment losses of $66.5 million, comprised of $63.2 million of property, plant, and equipment impairment losses and $3.3 million of intangible asset impairment losses. These losses result from the estimated fair value of the Snacks asset group, which was determined by its estimated discounted cash flows. These cash flows represent Level 3 inputs under ASC 820. These impairment charges are included in Net income (loss) from discontinued operations in the Consolidated Statements of Operations.

On August 1, 2019, the Company completed the sale of its Snacks division to Atlas Holdings, LLC. ("Atlas") for $90.0 million in cash, subject to customary purchase price adjustments. The Company classified the proceeds within Net cash provided by (used in) investing activities - discontinued operations and used the net proceeds of the sale to pay down debt. The Company recognized a non-cash pre-tax loss on the transaction upon closing of $98.4 million, which is recognized as a component of Net income (loss) from discontinued operations in the Consolidated Statements of Operations. For tax purposes, the sale has resulted in a capital loss of $586.2 million. As a result, we have established a deferred tax asset of $149.1 million. A full valuation allowance was recorded against the deferred tax asset as we have not met the accounting requirements for recognition of a benefit at this time. The sale of this business is part of the Company's portfolio optimization strategy. The Snacks division operated three plants located in Robersonville, North Carolina; El Paso, Texas; and Dothan, Alabama. A fourth plant in Minneapolis, Minnesota was not included with the sale and closed during the third quarter of 2019.

The Company entered into a Transition Services Agreement ("TSA") with Atlas, which was designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA terminated August 1, 2020. The income received under the TSA was not material for the years ended December 31, 2020 and 2019 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Consolidated Statements of Operations depending on the functions being supported by the Company.

The Company has reflected the RTE Cereal business and Snacks division (through the dates of sale) as discontinued operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of discontinued operations are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net sales	$77.9	$220.8	$638.0
Cost of sales	68.3	193.4	619.5
Selling, general, administrative and other operating expenses	7.7	18.1	55.2
Asset impairment	0.3	51.2	141.0
(Gain) loss on sale of business	(18.4)	—	98.4
Operating income (loss) from discontinued operations	20.0	(41.9)	(276.1)
Interest and other expense	0.7	3.4	7.7
Income tax expense (benefit)	4.7	(9.9)	(33.1)
Net income (loss) from discontinued operations	$14.6	$(35.4)	$(250.7)

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of December 31, 2020 include the following:

December 31, 2020
(In millions)
Inventories	$33.3
Property, plant, and equipment, net	65.9
Operating lease right-of-use assets	5.1
Goodwill	53.5
Intangible assets	38.6
Valuation allowance	(125.7)
Total assets of discontinued operations	$70.7

Accrued expenses and other liabilities	$1.1
Operating lease liabilities	5.6
Total liabilities of discontinued operations	$6.7

Other Divestitures

In-Store Bakery Facilities

On January 10, 2020, the Company entered into a definitive agreement to sell two of its In-Store Bakery facilities located in Fridley, Minnesota and Lodi, California, which manufacture breads, rolls, and cakes for in-store retail bakeries and food-away-from-home customers. These two facilities were included within the Snacking & Beverages reporting segment. These two facilities did not meet the criteria to be presented as a discontinued operation. On April 17, 2020, the sale of these facilities was completed for $26.9 million. The cash proceeds were classified within Net cash used in investing activities - continuing operations. The Company recognized a loss upon divestiture of $0.3 million within Other operating expense, net in the Consolidated Statements of Operations during the year ended December 31, 2020. During the year ended December 31, 2019, the disposal group was measured at fair value prior to the sale, and the Company recognized the expected disposal loss as an impairment charge of $41.1 million recognized within Asset impairment in the Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2021	2020
	(In millions)
Land	$57.3	$57.4
Buildings and improvements	458.5	442.5
Machinery and equipment	1,388.7	1,355.0
Construction in progress	79.1	57.0
Total	1,983.6	1,911.9
Less accumulated depreciation	(964.5)	(841.9)
Property, plant, and equipment, net	$1,019.1	$1,070.0

Depreciation expense was $141.2 million, $132.5 million, and $136.5 million in 2021, 2020, and 2019, respectively.

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

During the fourth quarter of 2021, as a result of rising input costs coupled with lower than expected new business wins, we revised our forecast expectations for the Bars asset group and performed a recoverability assessment. Our assessment indicated that the Bars asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $9.2 million of property, plant, and equipment was recognized in our Bars asset group, within the Snacking & Beverages segment. The impairment charge is included in Asset impairment in the Consolidated Statements of Operations.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	Meal Preparation	Snacking & Beverages	Total
	(In millions)
Balance at January 1, 2020, before accumulated impairment losses	$1,264.5	$887.3	$2,151.8
Accumulated impairment losses	(11.5)	(33.0)	(44.5)
Balance at January 1, 2020	1,253.0	854.3	2,107.3
Acquisitions	68.5	—	68.5
Foreign currency exchange adjustments	1.7	1.2	2.9
Balance at December 31, 2020	1,323.2	855.5	2,178.7
Acquisition (1)	2.6	—	2.6
Foreign currency exchange adjustments	0.1	—	0.1
Balance at December 31, 2021	$1,325.9	$855.5	$2,181.4

(1)    Acquisition-related adjustments to goodwill relate to the pasta acquisition from Riviana Foods and include $1.5 million allocated from the call option exercised, which includes a $0.2 million measurement period adjustment, and a $1.1 million measurement period adjustment from the original consideration transferred. Refer to Note 7 for additional information.

The Company performed the annual impairment assessment on goodwill as of December 31, 2021 and 2020, noting no impairment losses.

Approximately $439.6 million of goodwill is deductible for tax purposes.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of December 31, 2021 and 2020 are as follows:

		December 31,
		2021			2020
	Weighted Average Life Remaining (yrs.)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets with finite lives:
Customer-related	9.1	$848.6	$(459.2)	$389.4	$848.5	$(406.4)	$442.1
Contractual agreements	—	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	14.6	96.2	(38.1)	58.1	96.2	(31.7)	64.5
Formulas/recipes	3.9	25.3	(22.9)	2.4	25.3	(22.1)	3.2
Computer software	6.7	207.4	(124.7)	82.7	194.8	(112.0)	82.8
Total finite lived intangibles	9.3	1,178.0	(645.4)	532.6	1,165.3	(572.7)	592.6

Intangible assets with indefinite lives:
Trademarks		22.4	—	22.4	22.4	—	22.4
Total intangible assets		$1,200.4	$(645.4)	$555.0	$1,187.7	$(572.7)	$615.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company performed the annual impairment assessment on indefinite-lived intangibles as of December 31, 2021 and 2020, resulting in no impairment losses.

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

Estimated amortization expense on intangible assets for the next five years is as follows:

(In millions)
2022	$70.1
2023	67.2
2024	66.6
2025	65.7
2026	60.1

10. ACCRUED EXPENSES

Accrued expenses consist of:

	December 31,
	2021	2020
	(In millions)
Payroll and benefits	$55.2	$90.8
Trade promotion liabilities	41.1	39.6
Operating lease liabilities	37.8	33.8
Interest	8.8	20.4
Taxes	6.1	6.8
Health insurance, workers' compensation, and other insurance costs	21.9	20.2
Derivative contracts	52.3	98.1
Other accrued liabilities	51.4	30.9
Total	$274.6	$340.6

11. INCOME TAXES
The components of (Loss) income before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Domestic	$(46.0)	$9.8	$(154.4)
Foreign	14.5	7.3	(1.4)
(Loss) income before income taxes	$(31.5)	$17.1	$(155.8)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the 2021, 2020, and 2019 provision for income taxes:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Current:
Federal	$(6.0)	$(95.7)	$13.2
State	(0.5)	1.6	2.9
Foreign	(2.3)	(1.4)	1.7
Total current	(8.8)	(95.5)	17.8
Deferred:
Federal	(3.7)	69.8	(48.4)
State	3.1	(2.9)	(11.8)
Foreign	5.0	(3.5)	(3.1)
Total deferred	4.4	63.4	(63.3)
Total income tax benefit	$(4.4)	$(32.1)	$(45.5)
The following is a reconciliation of income tax benefit computed at the U.S. federal statutory tax rate to the income tax benefit reported in the Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Tax at statutory rate	$(6.6)	$3.6	$(32.7)
State income taxes (1)	2.1	(1.0)	(7.1)
Tax benefit of cross-border intercompany financing structure	—	(1.4)	(2.1)
Repatriation of intangibles	—	—	(4.6)
CARES Act	1.9	(30.3)	—
Disallowed officers' compensation	1.5	2.6	1.6
Excess tax benefits related to stock-based compensation	0.4	1.7	(0.1)
Transition tax	—	—	(1.9)
Other tax credits	(0.8)	(0.9)	(0.9)
Valuation allowance	—	(6.2)	3.4
Uncertain tax positions	(4.4)	(2.5)	(2.5)
Indemnification	0.6	1.1	0.3
Other, net	0.9	1.2	1.1
Total provision for income taxes	$(4.4)	$(32.1)	$(45.5)
(1)    2021 State income taxes are inclusive of a valuation allowance of $2.4 million recorded against certain deferred tax assets.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2021	2020
	(In millions)
Deferred tax assets:
Pension and postretirement benefits	$7.7	$13.6
Accrued liabilities	16.0	23.5
Stock compensation	9.0	11.8
Lease liabilities	46.4	46.2
Interest limitation carryover	10.3	3.9
Loss and credit carryovers	198.1	213.6
Unrealized foreign exchange loss	11.8	21.3
Other	17.9	12.6
Total deferred tax assets	317.2	346.5
Valuation allowance	(162.5)	(161.0)
Total deferred tax assets, net of valuation allowance	154.7	185.5

Deferred tax liabilities:
Fixed assets and intangible assets	(264.7)	(291.3)
Lease assets	(45.3)	(45.1)
Total deferred tax liabilities	(310.0)	(336.4)
Net deferred income tax liability	$(155.3)	$(150.9)
The following table details the Company's tax attributes primarily related to net operating losses, tax credits, and capital losses for which it has recorded deferred tax assets:

Tax Attributes	Gross Attribute Amount	Net Attribute Amount	Expiration Years
	(In millions)
Foreign net operating losses	$4.2	$1.1	2022 – 2033
State net operating losses	232.1	11.0	2022 – 2041
Federal credits	—	15.8	2027 – 2040
State credits	—	16.9	2022 – 2035
Federal capital loss	586.2	123.1	2024
State capital loss	586.2	26.0	2024
Other		4.2	2024 – 2037
Total		$198.1
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
The Company or one of its subsidiaries files income tax returns in the U.S., Canada, Italy, the Netherlands, and various U.S. states. In the U.S. federal jurisdiction, the Company is open to examination for the tax years ended December 31, 2014 through December 31, 2016 and December 31, 2018 and forward; for Canadian purposes, the Company is open to examination for the tax year ended December 31, 2012 and forward; for Italian purposes, the Company is open to examination for the tax years ended December 31, 2016 and forward; and for the various U.S. states the Company is generally open to examination for the tax year ended December 31, 2017 and forward.
The Internal Revenue Service ("IRS") is currently examining the TreeHouse Foods, Inc. & Subsidiaries’ 2019 and 2020 tax years. Our Canadian operations are under exam by the Canadian Revenue Agency ("CRA") for tax years 2012 through 2018. These examinations are expected to be completed in 2022. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2022.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Unrecognized tax benefits beginning balance	$10.7	$12.3	$17.3
Additions (reductions) based on tax positions of prior years	0.5	2.4	(1.1)
Reductions resulting from dispositions	—	—	(1.1)
Reductions due to statute lapses	(4.1)	(3.4)	(2.8)
Reductions related to settlements with taxing authorities	—	(0.7)	(0.1)
Foreign currency translation	—	0.1	0.1
Unrecognized tax benefits ending balance	$7.1	$10.7	$12.3

Unrecognized tax benefits are included in Other long-term liabilities of the Consolidated Balance Sheets. Of the amount accrued at December 31, 2021 and 2020, $4.4 million and $5.5 million, respectively, would impact Net (loss) income from continuing operations when settled. Of the amounts accrued at December 31, 2021 and 2020, $1.8 million and $4.8 million, respectively, relates to unrecognized tax benefits assumed in prior acquisitions, which have been indemnified by the previous owners.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $1.0 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $0.9 million of the $1.0 million would affect net income when settled. The timing of cash settlement, if any, cannot be reasonably estimated for uncertain tax benefits.

The Company recognizes interest expense (income) and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $(1.3) million, $(1.4) million, and $(0.2) million of interest and penalties in income tax expense from continuing operations, respectively. The Company has accrued approximately $1.1 million and $2.4 million for the payment of interest and penalties at December 31, 2021 and 2020, respectively, of which $0.6 million and $1.7 million is indemnified.

On March 27, 2020, the CARES Act was signed into law, which features several tax provisions and other measures that assist businesses impacted by the economic effects of the COVID-19 pandemic. The significant tax provisions include an increase in the limitation of the tax deduction for interest expense from 30% to 50% of adjusted earnings in 2019 and 2020, a five-year carryback allowance for net operating losses ("NOLs") generated in tax years 2018-2020, increased charitable contribution limitations to 25% of taxable income in 2020, and a retroactive technical correction to the 2017 Tax Cuts and Jobs Act that makes qualified improvement property placed in service after December 31, 2017 eligible for bonus depreciation. The Company has recorded a $1.9 million income tax expense and a $29.3 million income tax benefit related to the NOL carryback provisions of the CARES Act for the years ended December 31, 2021 and 2020, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. LONG-TERM DEBT

	December 31,
	2021	2020
	(In millions)

Term Loan A	$496.3	$453.4
Term Loan A-1	923.0	672.6
2024 Notes	—	602.9
2028 Notes	500.0	500.0
Finance leases	3.1	4.1
Total outstanding debt	1,922.4	2,233.0
Deferred financing costs	(16.1)	(18.3)
Less current portion	(15.6)	(15.7)
Total long-term debt	$1,890.7	$2,199.0

The scheduled maturities of outstanding debt, excluding deferred financing costs, at December 31, 2021 are as follows (in millions):

2022	$15.6
2023	15.1
2024	15.0
2025	14.6
2026	890.8
Thereafter	971.3
Total outstanding debt	$1,922.4

Credit Agreement — On December 1, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") which amends, restates, and replaces the Company’s prior credit agreement, dated as of February 1, 2016 (as amended from time to time prior to February 1, 2016, the "Prior Credit Agreement"). As amended, the senior unsecured credit facility includes a revolving credit facility (the "Revolving Credit Facility" or the "Revolver") and two term loans. The Credit Agreement (1) extended the maturity dates of the Revolving Credit Facility, Term Loan A, and Term Loan A-1, (2) resized the Revolver from $900 million to $750 million, (3) consolidated three term loans into two, (4) tightened pricing, and (5) modified the fee structure on the Revolving Credit Facility to now calculate based on the unused portion of the commitments under the Revolving Credit Facility rather than the total commitments under the Revolving Credit Facility. The Credit Agreement has been amended as follows:

•On June 11, 2018, the Company entered into Amendment No. 1 to the Credit Agreement. Under Amendment No. 1, among other things, (i) the leverage covenant threshold increased through fiscal year 2019, (ii) the Company and the other loan parties secured the obligations with liens on substantially all of their personal property, and (iii) such liens will be released upon the Company’s leverage ratio being less than or equal to 4.00 to 1.00 no earlier than the fiscal quarter ended on December 31, 2019. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 1.

•On August 26, 2019, the Company entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 permanently maintains the secured status of the credit facility and the maximum permitted leverage ratio at 4.5x.  Absent Amendment No. 2, the Credit Agreement was scheduled to return to unsecured status with a maximum permitted leverage ratio of 4.0x in the fourth quarter of 2019. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 2.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•On March 26, 2021, the Company entered into Amendment No. 3 to the Credit Agreement among the Company, the other loan parties thereto, the lenders from time to time party thereto and Bank of America N.A., as administrative agent, swing line lender and L/C issuer. Under Amendment No. 3, among other things, the parties have agreed to: (i) amend and extend the maturity date of the Revolving Credit Facility and Tranche A-1 Term Loans until March 26, 2026 and the maturity date of the Term A Loans until March 26, 2028 (each as defined in the Credit Agreement), (ii) refinance the existing Term A Loans and increase the Tranche A-1 Term Loan amount to $930.0 million, and (iii) include customary provisions under Amendment No. 3 providing for the replacement of LIBOR with any successor rate. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 3.

•On February 14, 2022, the Company entered into Amendment No. 4 to the Credit Agreement. Amendment No.4 temporarily increases the leverage covenant threshold from 4.50x to 5.50x through June 30, 2022, then 5.25x through September 30, 2022 and thereafter reverts to 4.50x. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 4.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the year ended December 31, 2021 was 1.68%. Including the impact of interest rate swap agreements in effect as of December 31, 2021, the average rate is 3.44%.

Revolving Credit Facility — As of December 31, 2021, $730.1 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on February 1, 2023. In addition, as of December 31, 2021, there were $19.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect domestic subsidiaries: Bay Valley Foods, LLC; Sturm Foods, Inc.; S.T. Specialty Foods, Inc.; Associated Brands, Inc.; TreeHouse Foods Services, LLC; Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; TreeHouse Private Brands, Inc.; American Italian Pasta Company; Linette Quality Chocolates, Inc.; Ralcorp Frozen Bakery Products, Inc.; Cottage Bakery, Inc.; The Carriage House Companies, Inc. and certain other domestic subsidiaries that may become guarantors in the future, which are collectively known as the "Guarantor Subsidiaries." The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, with the exception of the temporary increase in Amendment No. 4. The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75.0 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

Term Loan A — On December 1, 2017, the Company entered into a $500 million term loan which amended and extended the Company’s existing term A loan. Amendment No. 3 of the Credit Agreement extended the maturity date to March 26, 2028. The interest rates applicable to Term Loan A are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) LIBOR, plus a margin ranging from 1.675% to 2.175%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.675% to 1.175%. Principal amortization payments are due on a quarterly basis and interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under Term Loan A. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Term Loan A-1 — On December 1, 2017, the Company entered into a term loan which amended and extended the Company’s existing tranche A-1 term loan. Amendment No. 3 of the Credit Agreement increased the loan amount to $930 million and extended the maturity date to March 26, 2026. The interest rates applicable to Term Loan A-1 are the same as those applicable to the Revolving Credit Facility (other than, for the avoidance of doubt, the unused fee). Principal amortization payments are due on a quarterly basis and interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowing under Term Loan A-1. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries.

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

2028 Notes — On September 9, 2020, the Company completed its public offering of $500 million aggregate principal amount of the 2028 Notes. The 2028 Notes pay interest at the rate of 4.000% per annum and mature on September 1, 2028. Interest is payable on the 2028 Notes on March 1 and September 1 of each year. The payments began on March 1, 2021.

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

The Company issued the 2028 Notes pursuant to a single base Indenture among the Company, the Guarantor Subsidiaries, and the Trustee. The Indenture provides, among other things, that the 2028 Notes will be senior unsecured obligations of the Company. The Company’s payment obligations under the 2028 Notes are fully and unconditionally, as well as joint and severally, guaranteed on a senior unsecured basis by the Guarantor Subsidiaries, in addition to any future domestic subsidiaries that guarantee or become borrowers under its credit facility or guarantee certain other indebtedness incurred by the Company or its restricted subsidiaries.

The Indenture governing the 2028 Notes contains customary event of default provisions (including, without limitation, defaults relating to the failure to pay at final maturity or the acceleration of certain other indebtedness). If an event of default occurs and is continuing, the trustee under the Indenture or holders of at least 25% in principal amount of such notes may declare the principal amount and accrued and unpaid interest, if any, on all such notes to be due and payable. The Indenture also contains restrictive covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to: (i) incur additional indebtedness and issue certain preferred shares, (ii) make certain distributions, investments and other restricted payments, (iii) sell certain assets, (iv) agree to restrictions on the ability of restricted subsidiaries to make payments to the Company, (v) create liens, (vi) merge, consolidate or sell substantially all of the Company’s assets (vii) enter into certain transactions with affiliates, and (viii) engage in certain sale and leaseback transactions. The foregoing limitations are subject to exceptions as set forth in the Indenture. In addition, if in the future, the 2028 Notes have an investment grade credit rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, certain of these covenants will, thereafter, no longer apply to the 2028 Notes for so long as the 2028 Notes are rated investment grade by the two rating agencies.

Loss on Extinguishment of Debt — During the year ended December 31, 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million in connection with the 2024 Notes Redemption and Credit Agreement refinancing. During the year ended December 31, 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs in connection with the redemption of its 2022 Notes completed on September 25, 2020.

Interest Rate Swap Agreements — As of December 31, 2021, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. The swaps cover a period through February 28, 2025.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value — At December 31, 2021, the aggregate fair value of the Company's total debt was $1,899.5 million and its carrying value was $1,919.3 million. At December 31, 2020, the aggregate fair value of the Company's total debt was $2,250.4 million and its carrying value was $2,228.9 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2024 and 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

Finance Lease Obligations and Other — The Company owes $3.1 million related to finance leases. Finance lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed. Refer to Note 4 for additional information regarding the Company's finance leases.

Deferred Financing Costs — As of December 31, 2021 and December 31, 2020, deferred financing costs of $16.1 million and $18.3 million were included as a direct deduction from outstanding long-term debt. Fees associated with the Revolving Credit Facility are presented in Other assets, net.

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

The following table summarizes the Company's repurchases of its common stock:

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
Shares repurchased	0.5	0.6	—
Weighted average price per share	$50.88	$38.64	$—
Total cost	$25.0	$25.0	$—

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Weighted average common shares outstanding	55.9	56.5	56.2
Assumed exercise/vesting of equity awards (1)	—	0.2	—
Weighted average diluted common shares outstanding	55.9	56.7	56.2

(1)Incremental shares from equity awards are computed by the treasury stock method. For the years ended December 31, 2021 and 2019, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.6 million, 1.4 million, and 1.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

15. STOCK-BASED COMPENSATION
The Board of Directors adopted, and the Company’s Stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 17.5 million, of which approximately 3.8 million remained available at December 31, 2021.
Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net (loss) income from continuing operations are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Compensation expense related to stock-based payments	$15.6	$26.1	$22.6
Related income tax benefit	3.9	6.7	5.8

The Company estimates that certain key executives and all directors will complete the required service conditions associated with their awards. For all other employees, the Company estimates its forfeiture rate based on historical experience.

All amounts below include continuing and discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options — The following table summarizes stock option activity during 2021:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at January 1, 2021	1,312	$77.62	3.1	$—
Expired	(163)	64.32
Outstanding, at December 31, 2021	1,149	79.51	2.3	—
Vested/expected to vest, at December 31, 2021	1,149	79.51	2.3	—
Exercisable, at December 31, 2021	1,149	79.51	2.3	—

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Intrinsic value of stock options exercised	$—	$0.7	$0.1
Tax benefit recognized from stock option exercises	—	0.2	—

There are no future compensation costs related to unvested options at December 31, 2021. There were no options granted in 2021, 2020, or 2019.
Stock options granted under the plan generally have a three year vesting schedule, vest one-third on each of the first three anniversaries of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.
Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time in approximately three equal installments on each of the first three anniversaries of the grant date. Additionally, on December 29, 2021, the Compensation Committee of the Board approved restricted stock unit awards granted to certain executive members of management that vest on the passage of time in approximately three equal installments on each of the first three six month anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have elected to defer receipt of their awards until either their departure from the Board of Directors or a specified date beyond the first anniversary of the grant date.
The following table summarizes the restricted stock unit activity during the year ended December 31, 2021:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at January 1, 2021	707	$47.92	125	$54.67
Granted	440	49.56	37	48.03
Vested	(333)	46.96	(111)	55.38
Forfeited	(154)	50.71	(1)	52.46
Outstanding, at December 31, 2021	660	48.88	50	48.15
Vested and deferred, at December 31, 2021			16	48.35

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Fair value of vested restricted stock units	$22.6	$11.1	$19.5
Tax benefit recognized from vested restricted stock units	3.8	2.0	3.7
Future compensation costs related to restricted stock units are approximately $22.3 million as of December 31, 2021 and will be recognized on a weighted average basis over the next 1.6 years. The grant date fair value of the awards is equal to the Company’s closing stock price on the grant date.

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

The assumptions used in the Monte Carlo simulation were as follows:

Year Ended December 31,
2021
Dividend yield	0%
Risk-free rate	0.30%
Expected volatility	35.65%
Expected term (in years)	2.75

The following table summarizes the performance unit activity during the year ended December 31, 2021:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at January 1, 2021	541	$52.38
Granted	166	52.80
Vested	(105)	45.79
Forfeited	(122)	55.10
Unvested, at December 31, 2021	480	54.21

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Fair value of vested performance units	$5.6	$3.3	$0.9
Tax benefit recognized from performance units vested	0.3	0.7	0.2
Future compensation costs related to the performance units are estimated to be approximately $6.9 million as of December 31, 2021 and are expected to be recognized over the next 1.2 years. The fair value of the portion of certain awards earned based on relative total shareholder return was valued using a Monte Carlo simulation model. For other awards, the grant date fair value of is equal to the Company’s closing stock price on the date of grant.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at January 1, 2019	$(91.7)	$(5.4)	$(97.1)
Other comprehensive income before reclassifications	12.3	0.3	12.6
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Other comprehensive income	12.3	0.8	13.1
Balance at December 31, 2019	(79.4)	(4.6)	(84.0)
Other comprehensive income before reclassifications	12.1	7.4	19.5
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Other comprehensive income	12.1	7.9	20.0
Balance at December 31, 2020	(67.3)	3.3	(64.0)
Other comprehensive (loss) income before reclassifications	(3.6)	13.5	9.9
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Other comprehensive (loss) income	(3.6)	14.0	10.4
Balance at December 31, 2021	$(70.9)	$17.3	$(53.6)
(1)The tax impact of the foreign currency translation adjustment was insignificant for the years ended December 31, 2021, 2020, and 2019.
(2)The unrecognized pension and postretirement benefits are presented net of tax of $4.5 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively, and the tax impact was insignificant for the year ended December 31, 2019.
(3)Refer to Note 17 for additional information regarding these reclassifications.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans — Certain of our union and non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established a tax-qualified defined contribution plan to manage the assets. On a continuing operations basis, for the years ended December 31, 2021, 2020, and 2019, the Company made matching and profit sharing contributions to the plans of $20.7 million, $20.4 million, and $19.4 million, respectively.
Pension and Postretirement Benefits — Certain employees and retirees participate in pension and other postretirement benefit plans. Employee benefit plan obligations and expenses included in the Consolidated Financial Statements are determined based on plan assumptions, employee demographic data, including years of service and compensation, benefits and claims paid, and employer contributions. The information below includes the activities of the Company's continuing and discontinued operations.

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Income Security Act of 1974, as amended. The Company estimates that its 2022 contributions to its pension plans will be $0.7 million. The measurement date for the defined benefit pension plans is December 31.

Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2022 contributions to its postretirement benefit plans will be $1.5 million. The measurement date for the other postretirement benefit plans is December 31.

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

Our investment objectives are to minimize the volatility of the value of our pension assets relative to our pension liabilities and to ensure assets are sufficient to pay plan benefits. We have a broad pension de-risking strategy intended to align the characteristics of our assets relative to our liabilities. The strategy targets investments depending on the funded status of the obligation. We anticipate this strategy will continue in future years and will be dependent upon market conditions and plan characteristics.

At December 31, 2021, our master trust was invested as follows: investments in equity securities were at 40%; investments in fixed income were at 53%; investments in hedge funds were at 6%; and cash and cash equivalents were less than 1%. The allocation of our master trust investments as of December 31, 2021 is generally consistent with the targets set forth by our Investment Committee.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the Company’s pension plan assets at December 31, 2021 and 2020 is as follows:

		December 31,
	Pricing Category	2021	2020
		(In millions)
Cash and cash equivalents (a)	Level 1	$1.5	$1.6

Investments valued using NAV per share:
Equity funds (b)		129.7	137.3
Fixed income funds (c)		173.4	170.2
Alternative funds (d)		18.7	16.8
Total plan assets		$323.3	$325.9

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2021 and 2020:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
	(in millions)
Change in projected benefit obligation:
Projected benefit obligation, at beginning of year	$355.1	$336.0	$26.1	$27.5
Service cost	1.0	1.8	—	—
Interest cost	8.8	10.5	0.7	0.8
Curtailment (1)	(0.7)	—	(0.4)	—
Actuarial (gains) losses (2)	(14.2)	24.9	(1.6)	(0.7)
Benefits paid	(19.1)	(18.1)	(1.5)	(1.5)
Projected benefit obligation, at end of year	$330.9	$355.1	$23.3	$26.1
Change in plan assets:
Fair value of plan assets, at beginning of year	$325.9	$294.0	$—	$—
Actual gain on plan assets	15.8	48.5	—	—
Company contributions	0.7	1.5	1.5	1.5
Benefits paid	(19.1)	(18.1)	(1.5)	(1.5)
Fair value of plan assets, at end of year	$323.3	$325.9	$—	$—
Funded status of the plan	$(7.6)	$(29.2)	$(23.3)	$(26.1)
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent asset	$2.6	$—	$—	$—
Current liability	(0.7)	(0.7)	(1.5)	(1.5)
Noncurrent liability	(9.5)	(28.5)	(21.8)	(24.6)
Net amount recognized	$(7.6)	$(29.2)	$(23.3)	$(26.1)
Amounts recognized in Accumulated other comprehensive loss:
Net actuarial gain	$(20.5)	$(3.9)	$(2.6)	$(0.9)
Prior service cost	0.2	0.4	—	—
Total, before tax effect	$(20.3)	$(3.5)	$(2.6)	$(0.9)
(1)Curtailment relates to the sale of the RTE Cereal business.
(2)The change in actuarial losses (gains) for all pension and postretirement benefits plans in 2021 and 2020 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

	Pension Benefits
	2021	2020
	(In millions)
Accumulated benefit obligation	$330.5	$353.5

The following table provides a summary of pension benefit plans whose projected benefit obligations and accumulated benefit obligations exceed the fair value of their respective plan assets:

	Pension Benefits
	2021	2020
	(In millions)
Aggregate projected benefit obligation	$46.8	$355.1
Aggregate accumulated benefit obligation	46.7	353.5
Aggregate fair value of plan assets	36.6	325.9

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
	(In millions)
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate (1)	2.86%	2.50%	2.80%	2.50%
Rate of compensation increases	3.00%	3.00%	—	—
(1)For the year ended December 31, 2021, the Company recognized a curtailment gain related to the sale of the RTE Cereal business. The discount rate for the curtailment gain was 2.75%.
The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2021 and 2020 are as follows:

	2021		2020
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rates:
Health care cost trend rate for next year	6.34%	6.91%	6.61%	7.26%
Ultimate rate	4.50%	4.50%	4.50%	4.50%
Weighted average discount rate	2.80%	2.80%	2.50%	2.50%
Year ultimate rate achieved	2030	2030	2029	2029

The following table summarizes the net periodic cost of our pension and postretirement benefit plans for the years ended December 31, 2021, 2020, and 2019:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
	(In millions)			(In millions)
Components of net periodic costs:
Service cost	$1.0	$1.8	$1.5	$—	$—	$—
Interest cost	8.8	10.5	12.2	0.7	0.8	1.1
Expected return on plan assets	(13.8)	(14.5)	(15.2)	—	—	—
Amortization of unrecognized prior service cost	0.2	0.2	0.2	—	—	—
Amortization of unrecognized net loss	0.5	0.6	0.5	—	—	—
Curtailment (1)	(0.7)	—	(0.5)	(0.4)	—	—
Net periodic (benefit) cost	$(4.0)	$(1.4)	$(1.3)	$0.3	$0.8	$1.1
(1)For the year ended December 31, 2021, the Company recognized a curtailment gain related to the sale of the RTE Cereal business within Cost of sales in the Consolidated Statements of Operations. For the year ended December 31, 2019, a curtailment gain was recognized related to the closure of the Company's Battle Creek, Michigan facility within Cost of sales in the Consolidated Statements of Operations.

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate (1)	2.50%	3.25%	4.40%	2.50%	3.25%	4.40%
Rate of compensation increases	3.00%	3.50%-4.00%	3.50%-4.00%	—	—	—
Expected return on plan assets	4.40%	5.10%	5.91%	—	—	—
(1)For the year ended December 31, 2021, the Company recognized a curtailment gain related to the sale of the RTE Cereal business. The discount rate for the curtailment gain was 2.75%.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefit	Postretirement Benefit
	(In millions)
2022	$20.5	$1.5
2023	21.0	1.5
2024	21.9	1.5
2025	20.4	1.5
2026	20.1	1.5
2027-2031	96.8	7.3

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

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number ("EIN") of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in December 31, 2021 and 2020 is for the plan’s years ended December 31, 2020, and 2019, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan ("FIP") is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject. There have been no other significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

The following table lists information about the Company's individually significant multiemployer pension plans:

		Pension Protection Act Zone Status			TreeHouse Foods				Expiration Date
	EIN / Pension	Plan Year Ended December 31,		FIP Implemented	Contributions (in millions)			Surcharge Imposed	Of Collective Bargaining
Plan Name	Plan Number	2020	2019	(yes or no)	2021	2020	2019	(yes or no)	Agreement(s)
Bakery and Confectionery
Union and Industry									7/22/2023
International Pension Fund	52-6118572 / 001	Red	Red	Yes	$2.0	$1.6	$1.5	Yes	12/4/2023
Central States Southeast and
Southwest Areas Pension
Fund	36-6044243 / 001	Red	Red	Yes	1.1	1.1	1.0	Yes	12/31/2022
Retail, Wholesale and
Department Store
International Union and
Industry Pension Fund	63-0708442 / 001	Yellow	Yellow	Yes	—	—	0.3	Yes	(1)
Rockford Area Dairy
Industry Local 754, Intl.
Brotherhood of Teamsters
Retirement Pension Plan (2)	36-6067654 / 001	Green	Green	No	0.6	0.6	0.5	No	4/30/2026

(1)During 2019, the Company executed a complete withdrawal from the Retail, Wholesale, and Department Store International Union and Industry Pension Fund and settled a withdrawal liability of $4.3 million.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)A subsidiary of the Company was listed in the plan’s Form 5500 as providing more than 5.0% of the total contributions for the plan's year ended December 31, 2020 and 2019.
At the date these financial statements were issued, Forms 5500 were not available for the multiemployer pension plans for the plan year ended December 31, 2021. No other withdrawal liabilities were established related to multiemployer pension plans, as withdrawal from the remaining plans is not probable as of December 31, 2021.
The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

18. OTHER OPERATING EXPENSE, NET
The Company incurred other operating expense for the years ended December 31, 2021, 2020, and 2019, which consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Growth, reinvestment, and restructuring programs (1)	$87.1	$71.1	$99.3
Loss on divestitures (2)	—	0.3	—
Other	3.4	(0.3)	0.3
Total other operating expense, net	$90.5	$71.1	$99.6
(1)Refer to Note 3 for additional information.
(2)Refer to Note 7 for additional information.

19. COMMITMENTS AND CONTINGENCIES
Shareholder Class Action and Related Derivative Actions

The Company, as nominal defendant, and certain of its directors, officers and former directors and officers are parties to the following four shareholder derivative suits, each of which involves substantially similar claims and allegations:

(i)Wells v. Reed, et al., Case No. 2016-CH-16359 (filed Dec. 22, 2016 in the Circuit Court of Cook County, Illinois), asserting state law claims for breach of fiduciary duty, unjust enrichment and corporate waste;
(ii)Lavin v. Reed, et al., Case No. 17-cv-01014 (filed Feb. 7, 2017 in the United States District Court for the Northern District of Illinois), asserting state law claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste;
(iii)Bartelt v. Reed, et al., Case No. 1:19-cv-00835 (filed Feb. 8, 2019 in the United States District Court for the Northern District of Illinois), asserting state law claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and corporate waste, as well as violations of Section 14 of the Securities Exchange Act of 1934; and
(iv)City of Ann Arbor Employees' Retirement System v. Reed, et al., Case No. 2019-CH-06753 (filed June 3, 2019 in the Circuit Court of Cook County, Illinois), asserting claims breach of fiduciary duty, aiding and abetting breaches of fiduciary duty and contribution and indemnification from the individual defendants for losses incurred by the Company.

Essentially, all four complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company's business, operations, and future prospects; and (ii) failed to disclose that (a) the Company's private label business was underperforming; (b) the Company's Flagstone business was underperforming; (c) the Company's acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse's statements lacked reasonable basis. The complaints allege, among other things, that these actions artificially inflated the market price of TreeHouse common stock and resulted in harm to the Company, including the filing of the MPERS federal securities fraud class action (see below). The Bartelt action also includes substantially similar allegations concerning events in 2017.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Each of these cases involves allegations similar to those in an earlier-filed, recently resolved federal securities class action, Public Employees' Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632 (originally captioned Tarara v. TreeHouse Foods, Inc., et al.) (“MPERS”) (filed Nov. 16, 2016), in the United States District Court for the Northern District of Illinois brought on behalf of a class of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016. The MPERS complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and sought, among other things, damages and costs and expenses based on essentially the same facts described above. Following denial of defendants’ motion to dismiss, grant of plaintiff’s motion to certify a class, limited discovery, and extended mediator-facilitated negotiations with Greg Lindstrom of Phillips ADR, on July 14, 2021, the parties filed a stipulation of settlement to resolve the case for a cash payment of $27.0 million (funded by D&O insurance) in exchange for dismissal with prejudice of the class claims and full releases. After briefing, preliminary approval, notice and a hearing, on November 17, 2021, the Court granted final approval of the settlement and entered final judgment dismissing the case with prejudice on a classwide basis. On November 18, 2021, the Court granted lead counsel’s request for attorneys’ fees and expenses and approved a plan of allocation.

Due to the similarity of the derivative complaints, Bartelt was consolidated with Lavin, Ann Arbor was consolidated with Wells, and the parties entered stipulations deferring all of the derivative cases until either summary judgment or settlement of the MPERS class action. Pursuant to a schedule entered in light of the resolution of the MPERS class action, plaintiffs in the consolidated Wells case have until February 28, 2022, to either file a consolidated complaint or designate one of the existing complaints as the operative complaint and a briefing schedule has been set if defendants move to dismiss. The parties are to appear for a status conference or hearing on June 27, 2022. The court in the consolidated Lavin case has asked the parties to submit a case schedule by January 31, 2022. As a result of these developments, the Company has an accrual for a $27.0 million liability and a corresponding insurance receivable within Accrued expenses and Prepaid expenses and other current assets, respectively, in the Consolidated Balance Sheets as of December 31, 2021.

Employment Related Claims

The Company is party to matters challenging its wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. Ralcorp Holdings, Inc., et al, (the first of which was filed in California state court on October 20, 2015) pending in the U.S. District Court for the Central District of California, in which plaintiffs allege a pattern of violations of California and/or federal law at three former Company manufacturing facilities in California. The Company has notified the Court that it has reached a preliminary settlement understanding with the Negrete plaintiffs that would resolve all associated matters for a payment by the Company of $9.0 million. On January 13, 2022, the Court orally approved the settlement at a final hearing. As a result of these developments, the Company has an accrual for a $9.0 million liability within Accrued expenses in the Consolidated Balance Sheets as of December 31, 2021 with the settlement payment expected to be made in 2022.

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

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York ("SDNY") captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. TreeHouse asserted claims under the federal antitrust laws and various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. TreeHouse is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. KGM is denying the allegations made by TreeHouse in the litigation. As such, TreeHouse has not recorded any amount in its Consolidated Financial Statements as of December 31, 2021.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. DERIVATIVE INSTRUMENTS
Interest Rate Swap Agreements — The Company manages its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps to hedge our exposure to changes in interest rates, to reduce the volatility of our financing costs, and to achieve a desired proportion of fixed versus floating-rate debt, based on current and projected market conditions.
The Company has entered into long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base that have a notional value of $875.0 million as of both December 31, 2021 and 2020. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 2.68% in 2020 and 2.91% from 2021 through 2025.

Foreign Currency Contracts — Due to the Company’s foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of December 31, 2021 and 2020, the notional value of the foreign currency contracts outstanding was $5.5 million and $7.7 million, respectively. These foreign currency contracts have maturities expiring throughout 2022 as of December 31, 2021.

Commodity Contracts — Certain commodities the Company uses in the production and distribution of its products are exposed to market price risk. The Company utilizes derivative contracts to manage this risk. The majority of commodity forward contracts are not derivatives, and those that are generally qualify for the normal purchases and normal sales scope exception under the guidance for derivative instruments and hedging activities and, therefore, are not subject to its provisions. For derivative commodity contracts that do not qualify for the normal purchases and normal sales scope exception, the Company accounts for the contracts as derivatives.

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, corn, coffee, flour, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception.

Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of December 31, 2021 and 2020, the notional value of the commodity contracts outstanding was $58.8 million and $47.0 million, respectively. These commodity contracts have maturities expiring throughout 2022 as of December 31, 2021.

Total Return Swap Contract — In March 2021, the Company entered into an economic hedge program that uses a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total return swap contract is treated as an economic hedge, the Company has not designated it as a hedge for accounting purposes. The total return swap contract is measured at fair value and recognized in the Consolidated Balance Sheets, with changes in value being recognized in the Consolidated Statements of Operations. As of December 31, 2021, the notional value of the total return swap contract was $7.0 million.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table identifies the fair value of each derivative instrument:

	December 31,
	2021	2020
	(In millions)
Asset derivatives
Commodity contracts	$3.9	$12.6
	$3.9	$12.6
Liability derivatives
Commodity contracts	$0.9	$0.7
Foreign currency contracts	0.2	—
Interest rate swap agreements	51.2	97.4
	$52.3	$98.1
As of December 31, 2021 and 2020, asset derivatives are included within Prepaid expense and other current assets and liability derivatives are included within Accrued expenses in the Consolidated Balance Sheets.
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
We recognized the following gains and losses on our derivative contracts in the Consolidated Statements of Operations:

	Location of Gain (Loss)	Year Ended December 31,
	Recognized in Net (Loss) Income	2021	2020	2019
		(In millions)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other (income) expense, net	$(8.9)	$11.7	$1.5
Foreign currency contracts	Other (income) expense, net	(0.2)	0.1	(1.6)
Interest rate swap agreements	Other (income) expense, net	46.2	(41.7)	(46.9)
Total unrealized gain (loss)		$37.1	$(29.9)	$(47.0)
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$31.6	$(9.8)	$1.5
Foreign currency contracts	Cost of sales	(0.3)	0.4	0.5
Interest rate swap agreements	Interest expense	(24.9)	(18.4)	6.5
Total return swap contract	General and administrative	1.0	—	—
Total realized gain (loss)		$7.4	$(27.8)	$8.5
Total gain (loss)		$44.5	$(57.7)	$(38.5)

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

Financial information relating to the Company’s reportable segments on a continuing operations basis is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net sales to external customers:
Meal Preparation	$2,737.7	$2,701.4	$2,680.7
Snacking & Beverages	1,589.9	1,649.4	1,608.2
Unallocated	—	(1.1)	—
Total	$4,327.6	$4,349.7	$4,288.9
Direct operating income:
Meal Preparation	$260.8	$370.6	$381.3
Snacking & Beverages	159.5	234.6	192.8
Total	420.3	605.2	574.1
Unallocated selling, general, and administrative expenses	(237.6)	(277.2)	(270.9)
Unallocated cost of sales (1)	11.0	(36.0)	(16.5)
Unallocated corporate expense and other (1)	(172.4)	(142.9)	(302.8)
Operating income (loss)	21.3	149.1	(16.1)
Other expense	(52.8)	(132.0)	(139.7)
(Loss) income before income taxes	$(31.5)	$17.1	$(155.8)
Depreciation:
Meal Preparation	$65.9	$57.8	$60.2
Snacking & Beverages	67.7	64.6	68.6
Corporate office (2)	7.6	10.1	7.7
Total	$141.2	$132.5	$136.5

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
(2)Includes accelerated depreciation related to growth, reinvestment, and restructuring programs.
Segment revenue disaggregated by product category groups are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Center store grocery	$1,742.0	$1,700.8	$1,763.1
Main course	995.7	1,000.6	917.6
Total Meal Preparation	2,737.7	2,701.4	2,680.7
Sweet & savory snacks	1,158.1	1,177.2	1,220.1
Beverages & drink mixes	431.8	472.2	388.1
Total Snacking & Beverages	1,589.9	1,649.4	1,608.2
Unallocated net sales	—	(1.1)	—
Total net sales	$4,327.6	$4,349.7	$4,288.9

Segment revenue disaggregated by sales channel is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Retail grocery	$2,062.1	$2,141.7	$2,018.8
Food-away-from-home	282.4	234.1	334.8
Industrial, co-manufacturing, and other	393.2	325.6	327.1
Total Meal Preparation	2,737.7	2,701.4	2,680.7
Retail grocery	1,366.6	1,440.0	1,400.4
Food-away-from-home	12.4	11.5	22.4
Industrial, co-manufacturing, and other	210.9	197.9	185.4
Total Snacking & Beverages	1,589.9	1,649.4	1,608.2
Unallocated net sales	—	(1.1)	—
Total net sales	$4,327.6	$4,349.7	$4,288.9

Geographic Information — The Company had net sales from customers outside of the United States of approximately 7.5%, 6.8%, and 7.3% of total consolidated net sales from continuing operations in 2021, 2020, and 2019, respectively, with 5.8%, 5.2%, and 5.8% of total consolidated net sales from continuing operations going to Canada in 2021, 2020, and 2019, respectively. Net sales are determined based on the customer destination where the products are shipped.
Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

	December 31,
	2021	2020
	(In millions)
Long-lived assets:
United States	$884.8	$927.4
Canada	118.6	125.2
Other	15.7	17.4
Total	$1,019.1	$1,070.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Major Customers — Walmart Inc. and affiliates accounted for approximately 22.5%, 23.9%, and 24.4% of consolidated net sales from continuing operations in December 31, 2021, 2020, and 2019, respectively, with net sales in both Meal Preparation and Snacking & Beverages segments. No other customer accounted for more than 10% of our consolidated net sales from continuing operations.

When taking into account those receivables sold under our Receivables Sales Program (refer to Note 5 for more information), no individual customers accounted for more than 10.0% of our total trade receivables as of December 31, 2021. Walmart Inc. and affiliates accounted for 17.3% of our total trade receivables as of December 31, 2020, and no other individual customer accounted for more than 10.0% of our total trade receivables.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer ("CEO) and Chief Financial Officer ("CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to systems and processes to improve such controls and increase efficiency, while ensuring that an effective internal control environment is maintained. During the fourth quarter of 2021, we began to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across the Company. We are transitioning some of our transactional data processing from our financial shared service center to one outsourced partner. Pursuant to our service agreement, the controls previously established around these accounting functions will be maintained by us, and they are subject to management’s internal control testing.

Other than as described in the preceding paragraph, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 includes all of the Company’s subsidiaries. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021. This report is included with this Form 10-K.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 15, 2022, expressed an unqualified opinion on those financial statements.
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
February 15, 2022

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement ("2022 Proxy Statement") to be filed with the SEC in connection with our 2022 annual meeting of the stockholders under the headings, Executive Officers, Biographical Information of Director Nominees and Continuing Directors, and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2022 Proxy Statement under the headings, Stock Ownership — Security Ownership of Management and Delinquent Section 16(a) Reports and is incorporated herein by reference. Information about the Audit Committee, Audit Committee members and the Audit Committee Financial Expert is included in our 2022 Proxy Statement under the heading, Board Structure, and is incorporated herein by reference.

Our Code of Ethics, which is applicable to all of our employees and directors, is available on our corporate website at http://www.treehousefoods.com, along with the Corporate Governance Guidelines of our Board of Directors and the charters of the Committees of our Board of Directors. Any waivers that we may grant to our executive officers or directors under the Code of Ethics, and any amendments to our Code of Ethics, will be posted on our corporate website within four business days following the date of the amendment or waiver. Any of these items or any of our filings with the Securities and Exchange Commission are available in print to any shareowner who requests them. Requests should be sent to Investor Relations, TreeHouse Foods, Inc., 2021 Spring Road, Suite 600, Oak Brook, IL 60523.

Item 11.    Executive Compensation

The information required by this item is included in the 2022 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2022 Proxy Statement shall be deemed to be "furnished" and not "filed" for purposes of the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2021:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(in millions)				(in millions)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2.3	(1)	$79.51	(2)	3.8
Equity compensation plans not approved by security holders:
None	—		—		—
Total	2.3		$79.51		3.8

(1)Includes 0.7 million restricted stock units and 0.5 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

The information related to the security ownership of certain beneficial owners and management required by this item is included in the 2022 Proxy Statement under the heading, Stock Ownership — Security Ownership of Management and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2022 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is included in the 2022 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

Page
1. Financial Statements filed as a part of this document under Item 8.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	47
Consolidated Balance Sheets as of December 31, 2021 and 2020	49
Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019	50
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019	51
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020, and 2019	52
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	53
Notes to Consolidated Financial Statements	55

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	104
Schedules other than those listed above have been omitted because such schedules are not applicable or the related amounts are immaterial for all periods presented.

3. Exhibits

Item 16. Form 10-K Summary

None.

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

4.7	Description of TreeHouse Foods, Inc.'s Securities (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the Commission on February 13, 2020).
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
10.21**
First Amendment to the TreeHouse Foods, Inc. Executive Severance Plan, dated February 7, 2021 is incorporated by reference to Exhibit 10.21 to the Company's Form 10-K filed with the Commission on February 11, 2021.

10.22**
Executive Severance Plan Severance and Release Agreement, dated as of January 1, 2021, by and between Dean General and TreeHouse Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 4, 2021).

10.23
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated March 26, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 1, 2021).

10.24**	TreeHouse Foods, Inc. 2021 Performance Unit Agreement is incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q dated May 6, 2021.
10.25**
Agreement, dated June 28, 2021, by and between Thomas E. O'Neill and TreeHouse Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 29, 2021).

10.26**
Advisory Agreement, dated June 28, 2021, by and between Thomas E. O'Neill and TreeHouse Foods, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on June 29, 2021).

10.27*,**	Executive Severance Plan Severance and Release Agreement, dated as of December 31, 2021, by and between Lori Roberts and TreeHouse Foods, Inc.
10.28*,**	Form of Restricted Stock Unit Agreement under Treehouse Foods, Inc. Equity Incentive Plan, as amended.
10.29*	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated February 14, 2022.
21.1*	List of Subsidiaries of the Company.
22*	List of Guarantor Subsidiaries.
23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.
31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ William J. Kelley Jr.
William J. Kelley Jr.
Executive Vice President and Chief Financial Officer
February 15, 2022

 Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Oakland	Chief Executive Officer and Director	February 15, 2022
Steven Oakland	(Principal Executive Officer)

/s/ William J. Kelley Jr.	Executive Vice President and	February 15, 2022
William J. Kelley Jr.	Chief Financial Officer
(Principal Financial Officer)

/s/ Patrick M. O'Donnell	Vice President and Corporate Controller	February 15, 2022
Patrick M. O'Donnell	(Principal Accounting Officer)

/s/ Ann M. Sardini	Chair of the Board	February 15, 2022
Ann M. Sardini

/s/ Ashley Buchanan	Director	February 15, 2022
Ashley Buchanan

/s/ John P. Gainor Jr.	Director	February 15, 2022
John P. Gainor Jr.

/s/ Mark R. Hunter	Director	February 15, 2022
Mark R. Hunter

/s/ Linda K. Massman	Director	February 15, 2022
Linda K. Massman

/s/ Jill A. Rahman	Director	February 15, 2022
Jill A. Rahman

/s/ Jean E. Spence	Director	February 15, 2022
Jean E. Spence

/s/ Kenneth I. Tuchman	Director	February 15, 2022
Kenneth I. Tuchman

/s/ Jason J. Tyler	Director	February 15, 2022
Jason J. Tyler

TREEEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2021, 2020 and 2019

Deferred Tax Valuation Allowance	Balance Beginning of Year	Additions	Reductions	Balance End of Year
	(In millions)
2019	$(15.1)	$(153.5)	$0.7	$(167.9)
2020	(167.9)	(0.2)	7.1	(161.0)
2021	(161.0)	(2.5)	1.0	(162.5)