Form 10-Q
period 2022-03-31
TreeHouse Foods, Inc.
filed 2022-05-09
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                to
Commission File Number: 001-32504
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of April 29, 2022 was 56,018,695.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$192.8	$308.6
Receivables, net	264.3	209.2
Inventories	741.6	677.8
Prepaid expenses and other current assets	78.9	60.2
Total current assets	1,277.6	1,255.8
Property, plant, and equipment, net	999.6	1,019.1
Operating lease right-of-use assets	195.5	165.6
Goodwill	2,184.0	2,181.4
Intangible assets, net	539.9	555.0
Other assets, net	31.6	30.1
Total assets	$5,228.2	$5,207.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$840.5	$786.0
Accrued expenses	240.3	274.6
Current portion of long-term debt	4.7	15.6
Total current liabilities	1,085.5	1,076.2
Long-term debt	1,886.6	1,890.7
Operating lease liabilities	170.4	144.0
Deferred income taxes	157.8	156.5
Other long-term liabilities	80.1	94.2
Total liabilities	3,380.4	3,361.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.0 and 55.8 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	0.6	0.6
Treasury stock	(133.3)	(133.3)
Additional paid-in capital	2,188.4	2,187.4
Accumulated deficit	(158.7)	(155.7)
Accumulated other comprehensive loss	(49.2)	(53.6)
Total stockholders' equity	1,847.8	1,845.4
Total liabilities and stockholders' equity	$5,228.2	$5,207.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,141.0	$1,057.3
Cost of sales	986.0	876.2
Gross profit	155.0	181.1
Operating expenses:
Selling and distribution	82.7	68.7
General and administrative	63.5	63.3
Amortization expense	18.2	18.4
Other operating expense, net	31.3	19.7
Total operating expenses	195.7	170.1
Operating (loss) income	(40.7)	11.0
Other (income) expense:
Interest expense	19.2	25.1
Loss on extinguishment of debt	—	14.4
Gain on foreign currency exchange	(2.8)	(1.3)
Other income, net	(55.5)	(27.4)
Total other (income) expense	(39.1)	10.8
(Loss) income before income taxes	(1.6)	0.2
Income tax expense (benefit)	1.2	(0.2)
Net (loss) income from continuing operations	(2.8)	0.4
Net (loss) income from discontinued operations	(0.2)	1.1
Net (loss) income	$(3.0)	$1.5

Earnings (loss) per common share - basic:
Continuing operations	$(0.05)	$0.01
Discontinued operations	—	0.02
Earnings (loss) per share basic (1)	$(0.05)	$0.03

Earnings (loss) per common share - diluted:
Continuing operations	$(0.05)	$0.01
Discontinued operations	—	0.02
Earnings (loss) per share diluted (1)	$(0.05)	$0.03

Weighted average common shares:
Basic	55.8	56.0
Diluted	55.8	56.5

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(3.0)	$1.5

Other comprehensive income:
Foreign currency translation adjustments	4.3	0.9
Pension and postretirement reclassification adjustment	0.1	0.1
Other comprehensive income	4.4	1.0
Comprehensive income	$1.4	$2.5

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance, January 1, 2021	58.3	$0.6	$2,179.9	$(143.2)	(2.4)	$(108.3)	$(64.0)	$1,865.0
Net income	—	—	—	1.5	—	—	—	1.5
Other comprehensive income	—	—	—	—	—	—	1.0	1.0
Issuance of stock awards	0.3	—	(7.9)	—	—	—	—	(7.9)
Stock-based compensation	—	—	4.9	—	—	—	—	4.9
Balance, March 31, 2021	58.6	$0.6	$2,176.9	$(141.7)	(2.4)	$(108.3)	$(63.0)	$1,864.5

Balance, January 1, 2022	58.7	$0.6	$2,187.4	$(155.7)	(2.9)	$(133.3)	$(53.6)	$1,845.4
Net loss	—	—	—	(3.0)	—	—	—	(3.0)
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Issuance of stock awards	0.2	—	(3.3)	—	—	—	—	(3.3)
Stock-based compensation	—	—	4.3	—	—	—	—	4.3
Balance, March 31, 2022	58.9	$0.6	$2,188.4	$(158.7)	(2.9)	$(133.3)	$(49.2)	$1,847.8

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3.0)	$1.5
Net (loss) income from discontinued operations	(0.2)	1.1
Net (loss) income from continuing operations	(2.8)	0.4
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	53.1	53.5
Stock-based compensation	4.3	4.9
Loss on extinguishment of debt	—	14.4
Unrealized gain on derivative contracts	(50.9)	(21.7)
Other	(1.6)	1.0
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	(54.4)	67.8
Inventories	(62.0)	(58.4)
Prepaid expenses and other assets	(7.6)	(28.3)
Accounts payable	64.9	(7.2)
Accrued expenses and other liabilities	(13.4)	(31.9)
Net cash used in operating activities - continuing operations	(70.4)	(5.5)
Net cash used in operating activities - discontinued operations	(0.2)	(3.1)
Net cash used in operating activities	(70.6)	(8.6)
Cash flows from investing activities:
Additions to property, plant, and equipment	(27.8)	(28.0)
Additions to intangible assets	(2.7)	(3.3)
Proceeds from sale of fixed assets	4.8	0.9
Proceeds from sale of investments	—	17.2
Net cash used in investing activities - continuing operations	(25.7)	(13.2)
Net cash used in investing activities - discontinued operations	—	(0.4)
Net cash used in investing activities	(25.7)	(13.6)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	30.5	30.0
Payments under Revolving Credit Facility	(30.5)	—
Payments on financing lease obligations	(0.5)	(0.5)
Payment of deferred financing costs	(1.6)	(7.0)
Payments on Term Loans	(14.3)	(1,126.0)
Proceeds from refinanced Term Loans	—	1,430.0
Repurchase of Notes	—	(602.9)
Payment of debt premium for extinguishment of debt	—	(9.0)
Payments related to stock-based award activities	(3.3)	(7.9)
Net cash used in financing activities - continuing operations	(19.7)	(293.3)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(19.7)	(293.3)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.3)
Net decrease in cash and cash equivalents	(115.8)	(315.8)
Cash and cash equivalents, beginning of period	308.6	364.6
Cash and cash equivalents, end of period	$192.8	$48.8

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow disclosures:
Interest paid	$17.1	$36.4
Net income taxes paid (refunded)	0.1	(0.2)

Non-cash investing and financing activities:
Accrued purchase of property and equipment	$27.3	$27.5
Accrued other intangible assets	1.4	3.9
Right-of-use assets obtained in exchange for lease obligations	36.0	0.9
Accrued deferred financing costs	—	1.5

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2022
(Unaudited)
1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the "Company," "TreeHouse," "we," "us," or "our"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Results of operations for interim periods are not necessarily indicative of annual results.

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates.

A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. GROWTH, REINVESTMENT, AND RESTRUCTURING PROGRAMS

The Company’s growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to build long-term sustainable growth and improve profitability for the Company. These activities are aggregated into the following categories: (1) Strategic Growth Initiatives (expected completion in 2023) – a growth and reinvestment strategy and (2) other (collectively the "Growth, Reinvestment, and Restructuring Programs").

Below is a description of each of the Growth, Reinvestment, and Restructuring Programs:

(1) Strategic Growth Initiatives

In the first quarter of 2021, the Company began executing on its growth and reinvestment initiatives designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories which primarily reside in our Snacking & Beverages segment. These initiatives are intended to better position the Company to accelerate future revenue and earnings growth, and improve the execution of our strategy to be our customers' preferred manufacturing and distribution partner. This reinvestment will occur through 2023, and the cumulative costs incurred to date are $75.8 million. The Company currently expects the total costs will be up to $130.0 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. Consulting and professional fees are expected to include building marketing competencies, furthering our e-commerce strategy and digital capabilities, and advancing automation and value engineering in our supply chain network. Employee-related costs primarily consist of severance, retention, and dedicated employee costs.

(2) Other

Other costs include restructuring costs incurred for costs to exit facilities, information technology system implementation, retention, severance, and other administrative costs. Retention includes one-time cash recognition payments that were expensed ratably from the fourth quarter of 2021 to the first quarter of 2022. Additional retention recognized is primarily for employees in connection with the ongoing, Board-led strategic review.

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Strategic Growth Initiatives	$18.0	$16.1
Other	14.1	3.5
Total	$32.1	$19.6

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

Expenses associated with these programs are recorded in Other operating expense, net in the Condensed Consolidated Statements of Operations. The Company does not allocate costs associated with Growth, Reinvestment, and Restructuring Programs to reportable segments when evaluating the performance of its segments. As a result, costs associated with Growth, Reinvestment, and Restructuring Programs are not presented by reportable segment. Refer to Note 16 for additional information.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Employee-related	$16.6	$4.9
Other costs	15.5	14.7
Total	$32.1	$19.6

For the three months ended March 31, 2022 and 2021, employee-related costs primarily consisted of severance, retention, and dedicated project employee cost; and other costs primarily consisted of consulting services. Employee-related and other costs are recognized in Other operating expense, net of the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liabilities related to severance and retention activity for the Growth, Reinvestment, and Restructuring Programs as of March 31, 2022:

	Severance	Retention	Total Exit Cost Liabilities
	(In millions)
Balance as of December 31, 2021	$3.9	$9.7	$13.6
Expenses recognized	7.6	8.1	15.7
Cash payments	(2.0)	(14.6)	(16.6)
Balance as of March 31, 2022	$9.5	$3.2	$12.7

The severance and retention liabilities are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

4. RECEIVABLES SALES PROGRAM

The Company has entered into agreements to sell certain trade accounts receivable to unrelated, third-party financial institutions at a discount (collectively, "the Receivables Sales Program"). The agreements can be terminated by either party with 60 days' notice. The Receivables Sales Program is used by the Company to manage liquidity in a cost-effective manner. The Company has no retained interest in the receivables sold under the Receivables Sales Program; however, under the agreements, the Company does have collection and administrative responsibilities for the sold receivables. Under the Receivables Sales Program, the maximum amount of outstanding accounts receivables sold at any time is $500.0 million.

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions:

	March 31, 2022	December 31, 2021
	(In millions)
Outstanding accounts receivable sold	$327.0	$357.3
Receivables collected and not remitted to financial institutions	183.5	205.0
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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Receivables sold	$512.8	$379.5
Receivables collected and remitted to financial institutions	(543.1)	(417.1)

The loss on sale of receivables represents the discount taken by third-party financial institutions and was $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, and is included in Other income, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of March 31, 2022 or December 31, 2021, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	March 31, 2022	December 31, 2021
	(In millions)
Raw materials and supplies	$311.6	$260.9
Finished goods	430.0	416.9
Total inventories	$741.6	$677.8

6. DIVESTITURE

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

The Company entered into a Transition Services Agreement ("TSA") with Post, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA terminate at various times up to twelve months from the date of sale and certain services were renewed with a maximum of an additional six-month period expected to end in the fourth quarter of 2022. The income received under the TSA was not material for the three months ended March 31, 2022 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Condensed Consolidated Statements of Operations depending on the functions being supported by the Company.

The Company has reflected the RTE Cereal business (through the date of sale) as a discontinued operation for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Results of discontinued operations are as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net sales	$(0.3)	$47.5
Cost of sales	—	41.4
Selling, general, administrative and other operating expenses	(0.1)	4.2
Operating (loss) income from discontinued operations	(0.2)	1.9
Interest and other expense	—	0.4
Income tax expense	—	0.4
Net (loss) income from discontinued operations	$(0.2)	$1.1

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2022 are as follows:

	Meal Preparation	Snacking & Beverages	Total
	(In millions)
Balance at December 31, 2021, before accumulated impairment losses	$1,337.4	$888.5	$2,225.9
Accumulated impairment losses	(11.5)	(33.0)	(44.5)
Balance at December 31, 2021	1,325.9	855.5	2,181.4
Foreign currency exchange adjustments	1.5	1.1	2.6
Balance at March 31, 2022	$1,327.4	$856.6	$2,184.0

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$850.6	$(473.9)	$376.7	$848.6	$(459.2)	$389.4
Contractual agreements	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	96.3	(39.9)	56.4	96.2	(38.1)	58.1
Formulas/recipes	25.3	(23.1)	2.2	25.3	(22.9)	2.4
Computer software	209.7	(127.9)	81.8	207.4	(124.7)	82.7
Total finite lived intangibles	1,182.4	(665.3)	517.1	1,178.0	(645.4)	532.6

Intangible assets with indefinite lives:
Trademarks	22.8	—	22.8	22.4	—	22.4
Total intangible assets	$1,205.2	$(665.3)	$539.9	$1,200.4	$(645.4)	$555.0

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. INCOME TAXES

Income taxes were recognized at effective rates of (75.0)% and (100.0)% for the three months ended March 31, 2022 and 2021, respectively. The change in the Company's effective tax rate for the three months ended March 31, 2022 compared to 2021 is primarily the result of a change in the amount of tax deductible stock-based compensation. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $3.9 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $2.9 million of the $3.9 million could affect net income when settled. The timing of cash settlement, if any, cannot be reasonably estimated for uncertain tax benefits.

9. LONG-TERM DEBT

	March 31, 2022	December 31, 2021
	(In millions)
Term Loan A	$491.3	$496.3
Term Loan A-1	913.7	923.0
2028 Notes	500.0	500.0
Finance leases	2.7	3.1
Total outstanding debt	1,907.7	1,922.4
Deferred financing costs	(16.4)	(16.1)
Less current portion	(4.7)	(15.6)
Total long-term debt	$1,886.6	$1,890.7

Credit Agreement

On February 14, 2022, the Company entered into Amendment No. 4 to the Credit Agreement. Amendment No. 4 temporarily increases the leverage covenant threshold from 4.50x to 5.50x through June 30, 2022, then 5.25x through September 30, 2022 and thereafter reverts to 4.50x. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 4.

The Company's average interest rate on debt outstanding under its Credit Agreement for the three months ended March 31, 2022 was 1.89%. Including the impact of interest rate swap agreements in effect as of March 31, 2022, the average rate is 3.64%.

Revolving Credit Facility — As of March 31, 2022, $730.0 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026. In addition, as of March 31, 2022, there were $20.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Loss on Extinguishment of Debt — During the first quarter of 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million in connection with the redemption of its 2024 Notes completed on March 31, 2021 and Credit Agreement refinancing executed on March 26, 2021.

Fair Value — At March 31, 2022, the aggregate fair value of the Company's total debt was $1,814.9 million and its carrying value was $1,905.0 million. At December 31, 2021, the aggregate fair value of the Company's total debt was $1,899.5 million and its carrying value was $1,919.3 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share data)
Weighted average common shares outstanding	55.8	56.0
Assumed exercise/vesting of equity awards (1)	—	0.5
Weighted average diluted common shares outstanding	55.8	56.5

(1)For the three months ended March 31, 2022, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.2 million and 1.4 million for the three months ended March 31, 2022 and 2021, respectively.

11. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 17.5 million, of which approximately 2.6 million remained available at March 31, 2022.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net (loss) income from continuing operations are as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Compensation expense related to stock-based payments	$4.3	$4.9
Related income tax benefit	1.0	1.4

All amounts below include continuing and discontinued operations.

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time in approximately three equal installments on each of the first three anniversaries of the grant date. Additionally, on December 29, 2021, the Compensation Committee of the Board approved restricted stock unit awards granted to certain executive members of management that vest on the passage of time in approximately three equal installments on each of the three six month anniversaries of the grant date. Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have elected to defer receipt of their awards until either their departure from the Board of Directors or a specified date beyond the first anniversary of the grant date.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the restricted stock unit activity during the three months ended March 31, 2022:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Outstanding, at December 31, 2021	660	$48.88	50	$48.15
Granted	586	31.01	—	—
Vested	(235)	51.50	(1)	53.84
Forfeited	(58)	44.99	—	—
Outstanding, at March 31, 2022	953	37.49	49	48.01
Vested and deferred, at March 31, 2022			16	48.35

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fair value of vested restricted stock units	$7.6	$16.4
Tax benefit recognized from vested restricted stock units	1.2	2.3

Future compensation costs related to restricted stock units are approximately $34.3 million as of March 31, 2022 and will be recognized on a weighted average basis over the next 2.4 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain both service and performance conditions, and for certain executive members of management, a market condition, in each case as described below.

•For awards granted in years prior to 2020, for each year of the three-year performance period, one-third of the units will accrue, multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures. Accrued shares are not earned until the end of the full three-year performance period.
•For performance unit awards granted in 2020 through 2022, performance goals are set and measured annually with one-quarter of the units eligible to accrue for each year in the three-year performance period. Accrued shares are earned at the end of each performance period but remain subject to forfeiture until the third anniversary of the grant date. Additionally, for the cumulative three-year performance period, one-quarter of the units will accrue. For both the annual and cumulative shares, the earned shares are equal to the number of units granted multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures.
•In 2022 and 2021, certain executive members of management received awards that were measured using a relative total shareholder return market condition over a three-year performance period instead of a cumulative three-year performance goal. The units will accrue, multiplied by a predefined percentage between 0% and 150% for the relative total shareholder return measure, depending on the achievement attainment over the three-year performance period. The fair value of the portion of the awards based on relative total shareholder return was valued using a Monte Carlo simulation model with a grant-date fair value of $26.84 on approximately 52,600 units granted in 2022 and a grant-date fair value of $59.16 on approximately 23,200 units granted in 2021.

These awards will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The assumptions used in the Monte Carlo simulation were as follows:

	Three Months Ended March 31,
	2022	2021
Dividend yield	0%	0%
Risk-free rate	2.29%	0.30%
Expected volatility	36.95%	35.65%
Expected term (in years)	2.77	2.75

The following table summarizes the performance unit activity during the three months ended March 31, 2022:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested, at December 31, 2021	480	$54.21
Granted	190	29.82
Vested	(63)	64.55
Forfeited	(122)	60.08
Unvested, at March 31, 2022	485	38.25

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fair value of vested performance units	$2.0	$5.6
Tax benefit recognized from performance units vested	0.2	0.3

Future compensation costs related to the performance units are estimated to be approximately $10.6 million as of March 31, 2022 and are expected to be recognized over the next 2.0 years. The fair value of the portion of the awards earned based on relative total shareholder return was valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2020	$(67.3)	$3.3	$(64.0)
Other comprehensive income before reclassifications	0.9	—	0.9
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive income	0.9	0.1	1.0
Balance at March 31, 2021	$(66.4)	$3.4	$(63.0)

Balance at December 31, 2021	$(70.9)	$17.3	$(53.6)
Other comprehensive income before reclassifications	4.3	—	4.3
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive income	4.3	0.1	4.4
Balance at March 31, 2022	$(66.6)	$17.4	$(49.2)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three months ended March 31, 2022 and 2021.
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

Components of net periodic pension benefit are as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Service cost	$0.1	$0.2
Interest cost	2.3	2.2
Expected return on plan assets	(3.8)	(3.5)
Amortization of unrecognized net loss	0.1	0.1
Net periodic pension benefit	$(1.3)	$(1.0)

Components of net periodic postretirement cost are as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Interest cost	$0.2	$0.2
Net periodic postretirement cost	$0.2	$0.2

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other income, net of the Condensed Consolidated Statements of Operations.

14. COMMITMENTS AND CONTINGENCIES

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Due to the similarity of the derivative complaints, Bartelt was consolidated with Lavin, Ann Arbor was consolidated with Wells, and the parties entered stipulations deferring all of the derivative cases until either summary judgment or settlement of the MPERS class action. Pursuant to a schedule entered in light of the resolution of the MPERS class action, plaintiffs in the consolidated Wells case filed an amended, consolidated complaint on February 28, 2022. A briefing schedule has been set if defendants move to dismiss. The parties are to appear for a status conference or hearing on June 27, 2022. The consolidated Lavin case remains stayed pending a ruling on dispositive motions in the Wells case. The court has asked the parties to submit a status report on July 13, 2022. As a result of these developments, the Company has an accrual for a $27.0 million liability and a corresponding insurance receivable within Accrued expenses and Prepaid expenses and other current assets, respectively, in the Condensed Consolidated Balance Sheets as of March 31, 2022.

Employment Related Claims

The Company is party to matters challenging its wage and hour practices. These matters include a number of class actions consolidated under the caption Negrete v. Ralcorp Holdings, Inc., et al, (the first of which was filed in California state court on October 20, 2015) pending in the U.S. District Court for the Central District of California, in which plaintiffs allege a pattern of violations of California and/or federal law at three former Company manufacturing facilities in California. The Company has notified the Court that it has reached a preliminary settlement understanding with the Negrete plaintiffs that would resolve all associated matters for a payment by the Company of $9.4 million. On January 13, 2022, the Court orally approved the settlement at a final hearing. The payment was completed in the first quarter of 2022 and settled the Company's accrued liability of $9.0 million.

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

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York ("SDNY") captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. TreeHouse asserted claims under the federal antitrust laws and various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. TreeHouse is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. On March 28, 2022, the Magistrate Judge issued a non-public Opinion and Order (which will eventually be made public, subject to any confidentiality redactions that are deemed appropriate) granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. There is the possibility of an appeal of the Opinion and Order to the U.S. District Court Judge. KGM is denying the allegations made by TreeHouse in the litigation. TreeHouse has not recorded any amount in its Condensed Consolidated Financial Statements as of March 31, 2022.

15. DERIVATIVE INSTRUMENTS

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

The Company has entered into long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base that have a notional value of $875.0 million as of both March 31, 2022 and December 31, 2021. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 2.91% from 2021 through 2025.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Contracts - Due to the Company's foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of March 31, 2022 and December 31, 2021, the notional value of the foreign currency contracts outstanding was $5.4 million and $5.5 million, respectively. These foreign currency contracts have maturities expiring throughout 2022 as of March 31, 2022.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, corn, coffee, flour, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company's risk associated with the utility costs of its manufacturing facilities, and other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of March 31, 2022 and December 31, 2021, the notional value of the commodity contracts outstanding was $62.5 million and $58.8 million, respectively. These commodity contracts have maturities expiring throughout 2022 and 2023 as of March 31, 2022.

Total Return Swap Contract - The Company has an economic hedge program that uses a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. While the total return swap contract is treated as an economic hedge, the Company has not designated it as a hedge for accounting purposes. The total return swap contract is measured at fair value and recognized in the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the notional value of the total return swap contract was $5.6 million and $7.0 million, respectively.

 The following table identifies the fair value of each derivative instrument:

	March 31, 2022	December 31, 2021
	(In millions)
Asset derivatives
Commodity contracts	$16.0	$3.9
	$16.0	$3.9
Liability derivatives
Commodity contracts	$1.3	$0.9
Foreign currency contracts	0.1	0.2
Interest rate swap agreements	12.1	51.2
	$13.5	$52.3

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended March 31,
	Recognized in Net Income (Loss)	2022	2021
		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other income, net	$11.7	$2.2
Foreign currency contracts	Other income, net	0.1	(0.3)
Interest rate swap agreements	Other income, net	39.1	19.7
Total return swap contract	General and administrative	—	0.1
Total unrealized gain		$50.9	$21.7
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$3.1	$7.6
Foreign currency contracts	Cost of sales	(0.1)	—
Interest rate swap agreements	Interest expense	(6.0)	(6.1)
Total return swap contracts	General and administrative	(0.4)	—
Total realized (loss) gain		$(3.4)	$1.5
Total gain		$47.5	$23.2

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

The Company evaluates the performance of its segments based on net sales dollars and direct operating income. Direct operating income is defined as gross profit less freight out, sales commissions, and direct selling, general, and administrative expenses. The amounts in the following tables are obtained from reports used by senior management and do not include income taxes. Other expenses not allocated include unallocated selling, general, and administrative expenses, unallocated costs of sales, and unallocated corporate expenses (amortization expense, other operating expense, and asset impairment). The accounting policies of the Company's segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Financial information relating to the Company's reportable segments on a continuing operations basis is as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net sales to external customers:
Meal Preparation	$728.1	$678.5
Snacking & Beverages	412.9	378.8
Total	$1,141.0	$1,057.3
Direct operating income:
Meal Preparation	$59.8	$80.5
Snacking & Beverages	22.1	41.7
Total	81.9	122.2
Unallocated selling, general, and administrative expenses	(71.6)	(69.0)
Unallocated cost of sales	(1.5)	(4.1)
Unallocated corporate expense and other (1)	(49.5)	(38.1)
Operating (loss) income	(40.7)	11.0
Other income (expense)	39.1	(10.8)
(Loss) income before income taxes	$(1.6)	$0.2

(1)Includes charges related to growth, reinvestment, and restructuring programs and other costs managed at corporate.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregation of Revenue

Segment revenue disaggregated by product category groups is as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Center store grocery	$459.5	$414.1
Main course	268.6	264.4
Total Meal Preparation	728.1	678.5
Sweet & savory snacks	303.5	273.0
Beverages & drink mixes	109.4	105.8
Total Snacking & Beverages	412.9	378.8
Total net sales	$1,141.0	$1,057.3

Segment revenue disaggregated by sales channel is as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Retail grocery	$549.0	$524.8
Food-away-from-home	72.0	61.7
Industrial, co-manufacturing, and other	107.1	92.0
Total Meal Preparation	728.1	678.5
Retail grocery	351.0	327.3
Food-away-from-home	1.9	3.5
Industrial, co-manufacturing, and other	60.0	48.0
Total Snacking & Beverages	412.9	378.8
Total net sales	$1,141.0	$1,057.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
TreeHouse Foods, Inc. is a leading manufacturer and distributor of private label foods and beverages in North America. We operate in 29 product categories across our Meal Preparation and Snacking & Beverages divisions and have approximately 40 production facilities across North America and Italy. Across our diverse portfolio, we offer better-for-you, natural and organic products and hold a private label leadership position across many of our categories. Our purpose is to make high quality food and beverages affordable to all. Our vision is to be the undisputed solutions leader for our custom brands. Our mission is to create value as our customers' preferred manufacturing and distribution partner, providing thought leadership, superior innovation, and a relentless focus on execution. Our long-term strategic objective is to build a company that is well positioned to deliver long-term sustainable growth and create value for our shareholders, as enabled by our two-segment structure.
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

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three month periods ended March 31, 2022 and 2021. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Strategic Review Process

On November 8, 2021, the Company announced that its Board of Directors has approved a plan to explore strategic alternatives, including a possible sale of the Company or a transaction to allow the Company to focus on its higher growth Snacking & Beverages business segment by divesting a significant portion of its Meal Preparation business segment.

On March 14, 2022, after extensive discussion and careful deliberation, and with input from independent legal and financial advisors, the Board has concluded that the focus of its ongoing strategic review will be to continue reshaping TreeHouse by building leadership and depth around a focused group of categories in its higher-growth Snacking & Beverages business. TreeHouse will continue its exploration of potential divestiture transactions, including the sale of portions of the Meal Preparation business, either in a single transaction or in a series of transactions. The Board also has unanimously determined it is not the right time to pursue a sale of the whole Company, but it remains open to all alternatives to maximize shareholder value.

There can be no assurance that any divestitures of any portions of the Meal Preparation assets or any other transaction will be achieved. In connection with the foregoing, the Company has incurred certain legal and advisory costs and may incur additional restructuring, impairment, disposal or other related charges in future periods as a result of the strategic plan.
Executive Summary

The following table summarizes our consolidated financial results (in millions, except per share data and percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Net sales	$1,141.0	$1,057.3	7.9%
Net (loss) income from continuing operations	(2.8)	0.4	(800.0)
Adjusted EBITDA from continuing operations (1)	57.5	101.7	(43.5)
Adjusted net (loss) income from continuing operations (1)	(8.6)	20.5	(142.0)
Diluted (loss) earnings per share from continuing operations	(0.05)	0.01	(600.0)
Adjusted diluted EPS from continuing operations (1)	(0.15)	0.36	(141.7)

(1)Adjusted EBITDA from continuing operations, Adjusted net (loss) income from continuing operations, and adjusted diluted EPS from continuing operations are Non-GAAP financial measures. Refer to the "Non-GAAP Measures" section for additional information.

First Quarter 2022 Financial Highlights

The following are highlights in our net sales and earnings for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Refer to the "Results of Operations" section for further discussion and analysis.

•Net sales increased primarily due to our pricing actions to recover commodity and freight cost inflation as we continue to manage through the current inflationary macro environment. Ongoing labor and supply chain disruption continued to constrain our ability to service growing demand within private label.
•Earnings were primarily adversely impacted by commodity and freight cost inflation, as our pricing actions to recover inflation inherently lag the rise in costs, and the global supply chain disruption which has continued to pressure our margins and service levels.

Known Trends or Uncertainties

Macroeconomic Conditions

In the first quarter of 2022, the private label value proposition is becoming increasingly important for consumers as inflation is reflected in higher shelf price, and we are seeing demand for private label strengthen. Our ability to service this strengthening demand continues to be impacted by the macro environment, including industry-wide labor availability challenges and supply chain disruption. These items are not only impacting our ability to service demand on the top-line, but they are also adversely impacting our profitability. Coupled with commodity inflation and increased freight costs, our cost to service the customer has increased. In response, we have implemented pricing actions to recover costs that we expect will continue to build throughout 2022. Additionally, rising interest rates are new challenges entering the first quarter of 2022 that are impacting the economy.

Supply Chain Disruption and Labor Shortages

During the first quarter of 2022, we have experienced significant disruptions in the global supply chain network when compared to first quarter of 2021. These disruptions include, but are not limited to, items such as freight transportation availability, labor challenges, and raw materials and packaging availability challenges, which have negatively impacted our margins and ability to service demand during the first quarter of 2022. In response, we are implementing labor and supply initiatives, which includes actions such as increasing hourly labor rates, awarding bonuses to our hourly employees in order to better attract and retain talent, securing additional suppliers, and engaging additional transportation partners. As part of our labor initiatives in the first quarter of 2022, we accrued and paid a one-time employee recognition award to drive retention for all incentive-eligible participants. We will continue to actively monitor and manage our response to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our margins and service levels.

Commodity Inflation

Since the inflationary environment began in 2021, the overall food and beverage industry has been facing significant cost increases across raw materials, packaging materials, fuel, energy, and agricultural commodities, including but not limited to edible oils (soybean, coconut, canola, and palm), wheat, durum, coffee, corn, oats, tomatoes, cucumbers, and eggs. In particular, the price of eggs has risen in 2022 in part due to a wave of avian flu which has impacted the supply of chickens and turkeys in the United States.

Additionally, in February 2022 as a result of the invasion of Ukraine by Russia, the United States and other countries imposed economic sanctions on Russian financial institutions, oil and gas imports, and other businesses. TreeHouse Foods is primarily a North American focused company with no direct exposure to Russia or Ukraine. As such, the impact to TreeHouse has not been material to date. However, sanctions imposed by the United States on Russia oil and gas imports, as well as disruption caused to Ukraine's wheat and other agricultural supply due to the ongoing military conflict, is causing further inflation to our commodity costs. We will continue to monitor any broader economic impact from the current conflict.

We manage the impact of cost increases, wherever possible, on commercially reasonable terms, by locking in prices on the quantities we expect are required to meet our production requirements. In addition, as input costs rise, we seek to recover inflation by implementing higher pricing. However, our pricing actions often lag commodity cost changes temporarily, or we may not be able to pass along the full effect of increases in raw materials and other input costs as we incur them.

Rising Interest Rates

The Federal Reserve has raised and is expected to continue to raise the federal funds interest rate throughout 2022 in its effort to take action against domestic inflation. The Company has long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base in order to mitigate the Company's exposure to interest rate risk. As of March 31, 2022, we have an outstanding variable-rate debt balance of $1,405.0 million, and our interest rate swap agreements with a fixed LIBOR interest rate base are at $875.0 million. The rising interest rates have had a favorable impact to the fair value of the Company's interest rate swap agreements, and the Company recorded a $39.1 million mark-to-market unrealized gain in the first quarter of 2022. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional information. For additional information regarding the Company's exposure to interest rate risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2021 Annual Report on Form 10-K.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2022		2021
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,141.0	100.0%	$1,057.3	100.0%
Cost of sales	986.0	86.4	876.2	82.9
Gross profit	155.0	13.6	181.1	17.1
Operating expenses:
Selling and distribution	82.7	7.2	68.7	6.5
General and administrative	63.5	5.6	63.3	6.0
Amortization expense	18.2	1.6	18.4	1.7
Other operating expense, net	31.3	2.7	19.7	1.8
Total operating expenses	195.7	17.1	170.1	16.0
Operating (loss) income	(40.7)	(3.5)	11.0	1.1
Other (income) expense:
Interest expense	19.2	1.7	25.1	2.4
Loss on extinguishment of debt	—	—	14.4	1.4
Gain on foreign currency exchange	(2.8)	(0.2)	(1.3)	(0.1)
Other income, net	(55.5)	(4.9)	(27.4)	(2.6)
Total other (income) expense	(39.1)	(3.4)	10.8	1.1
(Loss) income before income taxes	(1.6)	(0.1)	0.2	—
Income tax expense (benefit)	1.2	0.1	(0.2)	—
Net (loss) income from continuing operations	(2.8)	(0.2)	0.4	—
Net (loss) income from discontinued operations	(0.2)	—	1.1	0.1
Net (loss) income	$(3.0)	(0.2)%	$1.5	0.1%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Continuing Operations

Net Sales — Net sales for the first quarter of 2022 totaled $1,141.0 million compared to $1,057.3 million for the same period last year, an increase of $83.7 million, or 7.9%. The change in net sales from 2021 to 2022 was due to the following:

	Dollars	Percent
	(In millions)
2021 Net sales	$1,057.3
Volume/mix	(38.8)	(3.7)%
Pricing	123.3	11.7
Foreign currency	(0.8)	(0.1)
2022 Net sales	$1,141.0	7.9%

Foreign currency		0.1
Percent change in organic net sales (1)		8.0%

(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 7.9% was primarily driven by favorable pricing to partially recover commodity and freight cost inflation. This was partially offset by labor and supply chain disruption, which constrained our ability to service growing demand in private label.

Gross Profit — Gross profit as a percentage of net sales was 13.6% in the first quarter of 2022, compared to 17.1% in the first quarter of 2021, a decrease of 3.5 percentage points. The decrease is primarily due to commodity inflation, which was partially offset by favorable pricing actions to recover inflation. Additionally, incremental costs related to labor and supply chain disruption, unfavorable fixed cost overhead absorption due to lower volume, and unfavorable inbound freight costs due to freight cost inflation contributed to the decrease. This was partially offset by lower costs necessary to respond to the COVID-19 pandemic, such as protective equipment for employees and additional sanitation measures, and favorable category mix.

Total Operating Expenses — Total operating expenses as a percentage of net sales were 17.1% in the first quarter of 2022 compared to 16.0% in the first quarter of 2021, an increase of 1.1 percentage points. The increase is primarily attributable to higher freight costs of $17.1 million due to freight cost inflation and lower utilization of full truck load shipments, retention expense increase of $8.1 million which included one-time employee recognition payments, higher severance due to restructuring, and higher professional fees in connection with the Board led strategic review. This was partially offset by lower marketing spend.

Total Other (Income) Expense — Total other expense of $10.8 million in the first quarter of 2021 decreased by $49.9 million to be total other income of $(39.1) million in the first quarter of 2022. The decrease was primarily due to higher favorable non-cash mark-to-market impacts from hedging activities of $50.9 million in the first quarter of 2022 compared to $21.7 million in the first quarter of 2021, largely driven by interest rate swaps and commodity contracts. Additionally, the non-recurrence of a loss on extinguishment of debt of $14.4 million in the first quarter of 2021 and lower interest expense as a result of debt refinancing completed in the first quarter of 2021 contributed to the decrease.

Income Taxes — Income taxes were recognized at an effective rate of (75.0)% in the first quarter of 2022 compared to (100.0)% recognized in the first quarter of 2021. The change in the Company's effective tax rate is primarily the result of a change in the amount of tax deductible stock-based compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net (loss) income from discontinued operations decreased $1.3 million in the first quarter of 2022 compared to the first quarter of 2021. The decrease is due to the completion of the sale of the Ready-to-eat Cereal business on June 1, 2021. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021 — Results by Segment

	Three Months Ended March 31, 2022
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$728.1	100.0%	$412.9	100.0%
Cost of sales	625.4	85.9	359.1	87.0
Gross profit	102.7	14.1	53.8	13.0
Freight out and commissions	37.2	5.1	26.7	6.5
Direct selling, general, and administrative	5.7	0.8	5.0	1.2
Direct operating income	$59.8	8.2%	$22.1	5.3%

	Three Months Ended March 31, 2021
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$678.5	100.0%	$378.8	100.0%
Cost of sales	560.4	82.6	311.7	82.3
Gross profit	118.1	17.4	67.1	17.7
Freight out and commissions	28.1	4.1	19.3	5.1
Direct selling, general, and administrative	9.5	1.4	6.1	1.6
Direct operating income	$80.5	11.9%	$41.7	11.0%

The change in net sales by segment from the first quarter of 2021 to the first quarter of 2022 was due to the following:

	Three Months Ended March 31,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2021 Net sales	$678.5		$378.8
Volume/mix	(39.6)	(5.9)%	0.8	0.2%
Pricing	90.0	13.3	33.3	8.8
Foreign currency	(0.8)	(0.1)	—	—
2022 Net sales	$728.1	7.3%	$412.9	9.0%

Foreign currency		0.1		—
Percent change in organic net sales		7.4%		9.0%

Meal Preparation

Net sales in the Meal Preparation segment increased $49.6 million, or 7.3%, in the first quarter of 2022 compared to the first quarter of 2021. The increase in net sales was primarily driven by favorable pricing to partially recover commodity and freight cost inflation. This was partially offset by lower volume due to labor and supply chain constraints.

Direct operating income as a percentage of net sales decreased 3.7 percentage points in the first quarter of 2022 compared to the first quarter of 2021. This decrease was primarily due to commodity and freight cost inflation, which was partially offset by favorable pricing actions to recover inflation. Additionally, incremental costs related to labor and supply chain disruption and unfavorable fixed cost overhead absorption due to lower volume contributed to the decrease. This was partially offset by favorable category mix and lower marketing spend.

Snacking & Beverages

Net sales in the Snacking & Beverages segment increased $34.1 million, or 9.0%, in the first quarter of 2022 compared to the first quarter of 2021. The increase in net sales was primarily driven by favorable pricing to partially recover commodity and freight cost inflation. Increasing private label demand resulted in strong category performance, particularly in businesses such as Pretzels and In-Store Bakery. However, volume growth was largely muted due to labor and supply chain disruption.

Direct operating income as a percentage of net sales decreased 5.7 percentage points in the first quarter of 2022 compared to the first quarter of 2021. The decrease was primarily due to commodity, freight, and manufacturing cost inflation, which was partially offset by favorable pricing actions to recover inflation.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, including our strategic growth initiatives, and managing its capital structure on a short and long-term basis. The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $173.0 million was available under the Receivables Sales Program as of March 31, 2022. See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility. If additional borrowings are needed, approximately $730.0 million was available under the Revolving Credit Facility as of March 31, 2022. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

Our cash earnings and liquidity have been impacted by global macroeconomic challenges with commodity inflation and supply chain disruption, but we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. Under the CARES Act, we deferred the payment of $22.8 million in payroll taxes in 2020, with $1.3 million paid in the fourth quarter of 2021, $11.0 million paid in the first quarter of 2022, and the remaining $10.5 million to be paid in the first quarter of 2023. We filed refund claims from the Internal Revenue Service of $73.5 million and $8.3 million related to the net operating loss carryback provisions of the CARES Act for the 2019 and 2020 federal tax losses, respectively. We received $71.4 million in the fourth quarter of 2020 related to the 2019 refund claim and $8.3 million in the fourth quarter of 2021 related to the 2020 refund claim. We expect to receive the remaining $2.1 million related to the 2019 refund claim within the next twelve months. Given the macro environment, we will continue to assess our liquidity needs while additionally managing our discretionary spending and investment strategies.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net Cash Flows Used In:
Operating activities of continuing operations	$(70.4)	$(5.5)
Investing activities of continuing operations	(25.7)	(13.2)
Financing activities of continuing operations	(19.7)	(293.3)
Cash flows from discontinued operations	(0.2)	(3.5)

Operating Activities From Continuing Operations

Cash used in operating activities of continuing operations was $70.4 million in the first three months of 2022 compared to $5.5 million in the first three months of 2021, an increase in cash used of $64.9 million. The increase was primarily attributable to lower cash earnings, which reflect the impact of commodity and freight cost inflation. Working capital changes have been impacted by higher sales as a result of price increases in response to commodity and freight cost inflation, which have increased receivables and inventories. This was partially offset by an increase in cash flow from accounts payable due to improved working capital management, lower incentive compensation paid in the first quarter of 2022 compared to the first quarter of 2021 based on prior year performance, and an increase in cash flows from the Receivables Sales Program. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information. The Company's working capital management emphasis continues to be focused on improving inventory turnover, driving faster collection of receivables, and extending vendor terms.

Investing Activities From Continuing Operations

Cash used in investing activities of continuing operations was $25.7 million in the first three months of 2022 compared to $13.2 million in the first three months of 2021, an increase in cash used of $12.5 million. This was primarily driven by the non-recurrence of proceeds received from the sale of our investments during the first quarter of 2021 as the Company entered into a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability (refer to Note 15 to our Condensed Consolidated Financial Statements for additional information). This was partially offset by the proceeds received from the sale of fixed assets during the first quarter of 2022.

Financing Activities From Continuing Operations

Net cash used in financing activities of continuing operations was $19.7 million in the first three months of 2022 compared to $293.3 million in the first three months of 2021, a decrease in cash used of $273.6 million. The decrease in cash used is attributable to the debt refinancing in the prior year, which primarily included the non-recurrence of the redemption of the 2024 Notes in the prior year. This was partially offset by the non-recurrence of the Amendment to the Credit Agreement in the prior year, which resulted in an increase in Term Loan balances as the proceeds were used to fund the redemption of the 2024 Notes during the first three months of 2021. Additionally, the Company prepaid all of the quarterly term loan payments for 2022.

Cash Flows From Discontinued Operations

Net cash used in discontinued operations was $0.2 million in the first three months of 2022 compared to $3.5 million in the first three months of 2021, a decrease in cash used of $3.3 million. The decrease in cash used in discontinued operations is due to the completion of the sale of the Ready-to-eat Cereal business on June 1, 2021. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

Debt Obligations

At March 31, 2022, we had $491.3 million outstanding under Term Loan A, $913.7 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $2.7 million of finance lease obligations.

As of March 31, 2022, $730.0 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026. In addition, as of March 31, 2022, there were $20.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Certain tax positions have been challenged by the Canadian Revenue Agency ("CRA") in 2022. Management is appealing any such assessment but is expected to provide additional letters of credit totaling approximately $17.1 million to proceed with the appeal. The Company believes these positions are more-likely-than-not to be sustained upon final adjudication of these matters.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended March 31, 2022 was 1.89%. Including the impact of interest rate swap agreements in effect as of March 31, 2022, the average rate is 3.64%.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. On February 14, 2022, the Company entered into Amendment No. 4 (the “Amendment”) to the Credit Agreement. This Amendment temporarily increases the leverage covenant threshold from 4.50x to 5.50x through June 30, 2022, then 5.25x through September 30, 2022 and thereafter reverts to 4.50x. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment. We are in compliance with all applicable debt covenants as of March 31, 2022.

See Note 9 to our Condensed Consolidated Financial Statements for information on our debt obligations.

Lease Obligations and Right-of-use Assets

Our operating lease liabilities were $170.4 million at March 31, 2022 and $144.0 million at December 31, 2021, an increase of $26.4 million. Our operating lease right-of-use assets were $195.5 million at March 31, 2022 and $165.6 million at December 31, 2021, an increase of $29.9 million. Both the increase of the operating lease liabilities and operating lease right-of-use assets were primarily a result of extending two distribution center leases through 2027.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Three Months Ended March 31, 2022
(unaudited, in millions)
Net sales	$1,075.4
Gross profit (1)	143.7
Net loss from continuing operations	(2.4)
Net loss from discontinued operations	(0.2)
Net loss	(2.6)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	March 31, 2022	December 31, 2021
	(unaudited, in millions)
Current assets	$1,111.5	$1,098.9
Noncurrent assets	3,620.7	3,624.8
Current liabilities	976.7	967.7
Noncurrent liabilities (2)	2,243.6	2,244.3

(1)For the three months ended March 31, 2022, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $19.3 million of net sales to the Non-Guarantor Subsidiaries and $67.4 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from/(to) Non-Guarantor Subsidiaries of $7.7 million and $(0.3) million as of March 31, 2022 and December 31, 2021, respectively.

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

Organic Net Sales

Organic net sales is defined as net sales excluding the impacts of acquisitions, divestitures, and foreign currency. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management.

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted (loss) earnings per diluted share from continuing operations ("adjusted diluted EPS") reflects adjustments to GAAP (loss) earnings per diluted share from continuing operations to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as acquisition, integration, divestiture, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, impairment of assets, the impact of the COVID-19 pandemic, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company's performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended March 31,
		2022	2021
		(unaudited)
Diluted (loss) earnings per share from continuing operations (GAAP)		$(0.05)	$0.01
Growth, reinvestment, restructuring programs & other	(1)	0.58	0.35
Acquisition, integration, divestiture, and related costs	(2)	0.19	0.09
COVID-19	(3)	—	0.16
Loss on extinguishment of debt	(4)	—	0.25
Shareholder activism	(5)	0.01	0.04
Litigation matter	(6)	0.01	—
Tax indemnification	(7)	—	—
Foreign currency gain on re-measurement of intercompany notes	(8)	(0.04)	(0.03)
Mark-to-market adjustments	(9)	(0.91)	(0.38)
Taxes on adjusting items		0.06	(0.13)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$(0.15)	$0.36

During the three months ended March 31, 2022 and 2021, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)
The Company's growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. For the three months ended March 31, 2022 and 2021, the Company incurred growth, reinvestment, and restructuring program costs of approximately $32.1 million and $19.6 million, respectively. Additionally, the Company recognized other items affecting comparability including regulatory compliance cost reimbursements related to changes in nutrition labeling requirements. There were no other items recognized during the three months ended March 31, 2022. These other items were approximately $(0.1) million for the three months ended March 31, 2021.

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

Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

(3)
During 2021, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included additional protective equipment for employees and additional sanitation measures. These costs were approximately $8.8 million for the three months ended March 31, 2021.

(4)
For the three months ended March 31, 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million in connection with the redemption of its 2024 Notes and Credit Agreement refinancing.

Refer to Note 9 to our Condensed Consolidated Financial Statements for additional information.

(5)	The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(6)
During the three months ended March 31, 2022, the Company recognized $0.4 million incremental expense for the settlement payment of the $9.0 million accrual related to a litigation matter challenging wage and hour practices at three former manufacturing facilities in California.

Refer to Note 14 to our Condensed Consolidated Financial Statements for additional information.

(7)	Tax indemnification represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(8)
The Company has foreign currency denominated intercompany loans and incurred foreign currency gains of $2.0 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, to re-measure the loans at quarter end. These charges are non-cash and the loans are eliminated in consolidation.

(9)
The Company's derivative contracts are marked-to-market each period. The non-cash unrealized changes in fair value recognized in Other income, net within the Condensed Consolidated Statements of Operations are treated as Non-GAAP adjustments. As the contracts are settled, realized gains and losses are recognized, and only the mark-to-market impacts are treated as Non-GAAP adjustments.

Refer to Note 15 to our Condensed Consolidated Financial Statements for additional information.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying Non-GAAP adjustments.

Adjusted Net (Loss) Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted EBITDAS from Continuing Operations, Adjusted Net (Loss) Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations, Adjusted EBITDA Margin from Continuing Operations, and Adjusted EBITDAS Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted net (loss) income from continuing operations represents GAAP net (loss) income from continuing operations as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.
Adjusted EBIT from continuing operations represents adjusted net (loss) income from continuing operations before interest expense, interest income, and income tax expense. Adjusted EBITDA from continuing operations represents adjusted net (loss) income from continuing operations before interest expense, interest income, income tax expense, and depreciation and amortization expense. Adjusted EBITDAS from continuing operations represents adjusted EBITDA from continuing operations before non-cash stock-based compensation expense. Adjusted EBIT from continuing operations, adjusted EBITDA from continuing operations, and adjusted EBITDAS from continuing operations are performance measures commonly used by management to assess operating performance, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance between periods and as a component of our debt covenant calculations.
Adjusted net (loss) income margin from continuing operations, adjusted EBIT margin from continuing operations, adjusted EBITDA margin from continuing operations, and adjusted EBITDAS margin from continuing operations are calculated as the respective metric defined above as a percentage of net sales as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above.

The following table reconciles the Company's net (loss) income from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net (loss) income from continuing operations, Adjusted EBIT from continuing operations, Adjusted EBITDA from continuing operations, and Adjusted EBITDAS from continuing operations for the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
		2022	2021
		(unaudited in millions)
Net (loss) income from continuing operations (GAAP)		$(2.8)	$0.4
Growth, reinvestment, restructuring programs & other	(1)	32.1	19.5
Acquisition, integration, divestiture, and related costs	(2)	10.5	5.3
COVID-19	(3)	—	8.8
Loss on extinguishment of debt	(4)	—	14.4
Shareholder activism	(5)	0.6	2.1
Litigation matter	(6)	0.4	—
Tax indemnification	(7)	0.2	—
Foreign currency gain on re-measurement of intercompany notes	(8)	(2.0)	(1.5)
Mark-to-market adjustments	(9)	(50.9)	(21.6)
Less: Taxes on adjusting items		3.3	(6.9)
Adjusted net (loss) income from continuing operations (Non-GAAP)		(8.6)	20.5
Interest expense		19.2	25.1
Interest income		(4.1)	(4.1)
Income taxes		1.2	(0.2)
Add: Taxes on adjusting items		(3.3)	6.9
Adjusted EBIT from continuing operations (Non-GAAP)		4.4	48.2
Depreciation and amortization		53.1	53.5
Adjusted EBITDA from continuing operations (Non-GAAP)		57.5	101.7
Stock-based compensation expense	(10)	4.0	4.5
Adjusted EBITDAS from continuing operations (Non-GAAP)		$61.5	$106.2

Net (loss) income margin from continuing operations		(0.2)%	—%
Adjusted net (loss) income margin from continuing operations		(0.8)%	1.9%
Adjusted EBIT margin from continuing operations		0.4%	4.6%
Adjusted EBITDA margin from continuing operations		5.0%	9.6%
Adjusted EBITDAS margin from continuing operations		5.4%	10.0%

		Location in Condensed	Three Months Ended March 31,
		Consolidated Statements of Operations	2022	2021
			(unaudited in millions)
(1)	Growth, reinvestment, restructuring programs & other	Other operating expense, net	$32.1	$19.6
		Cost of sales	—	(0.1)
(2)	Acquisition, integration, divestiture, and related costs	General and administrative	9.2	3.9
		Cost of sales	1.1	1.3
		Other operating expense, net	0.2	0.1
(3)	COVID-19	Cost of sales	—	8.8
(4)	Loss on extinguishment of debt	Loss on extinguishment of debt	—	14.4
(5)	Shareholder activism	General and administrative	0.6	2.1
(6)	Litigation matter	General and administrative	0.4	—
(7)	Tax indemnification	Other income, net	0.2	—
(8)	Foreign currency gain on re-measurement of intercompany notes	Gain on foreign currency exchange	(2.0)	(1.5)
(9)	Mark-to-market adjustments	Other income, net	(50.9)	(21.6)
(10)	Stock-based compensation expense included as an adjusting item	Other operating expense, net	0.3	0.4

Free Cash Flow From Continuing Operations
In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow from continuing operations (a Non-GAAP measure) which represents net cash used in operating activities from continuing operations less capital expenditures. We believe free cash flow is an important measure of operating performance because it provides management and investors a measure of cash generated from operations that is available for mandatory payment obligations and investment opportunities such as funding acquisitions, repaying debt, repurchasing public debt, and repurchasing our common stock.

The following table reconciles cash flow used in operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure).

	Three Months Ended March 31,
	2022	2021
	(In millions)
Cash flow used in operating activities from continuing operations	$(70.4)	$(5.5)
Less: Capital expenditures	(30.5)	(31.3)
Free cash flow from continuing operations	$(100.9)	$(36.8)

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims, and other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits.

See Note 14 to our Condensed Consolidated Financial Statements included herein and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company's Condensed Consolidated Financial Statements.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the Company's critical accounting estimates in the three months ended March 31, 2022.

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

The words "believe," "estimate," "project," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: risks related to the impact of the ongoing COVID-19 outbreak on our business, suppliers, consumers, customers, and employees; the success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; raw material and commodity costs; competition; loss of key suppliers; disruptions or inefficiencies in our supply chain and/or operations, including from the ongoing COVID-19 outbreak; our ability to continue to make acquisitions and execute on divestitures in accordance with our business strategy or effectively manage the growth from acquisitions; impairment of goodwill or long lived assets; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; shareholder activism; disruptions in or failures of our information technology systems; disruptions resulting from the announcement of the exploration of strategic alternatives; changes in weather conditions, climate changes, and natural disasters; labor strikes or work stoppages; multiemployer pension plans; labor shortages and increased competition for labor; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2021, and from time to time in our filings with the Securities and Exchange Commission ("SEC").

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

For additional information regarding the Company's exposure to certain market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2021 Annual Report on Form 10-K. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures from the 2021 year-end.

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

As of March 31, 2022, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to systems and processes to improve such controls and increase efficiency. During the fourth quarter of 2021, we began to work with a outsourced third-party partner to further simplify and standardize processes and focus on scalable, transactional processes across the Company. We continue to transition some of our transactional data processing from our financial shared service center to one outsourced third-party partner. Pursuant to our service agreement, the controls previously established around these accounting functions will be maintained by us, and they are subject to management’s internal control testing.

Other than as described in the preceding paragraph, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of March 31, 2022, the related condensed consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 9, 2022

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 14 to the Condensed Consolidated Financial Statements in this report.

Item 1A. Risk Factors

Information regarding risk factors appears in Management's Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.1	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated February 14, 2022, is incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K dated February 15, 2022.
10.2
Letter Agreement, dated April 12, 2022, by and between the Company and JANA Partners LLC is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 12, 2022.

15.1*	Awareness Letter from Deloitte & Touche LLP regarding unaudited financial information.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: May 9, 2022	/s/ William J. Kelley Jr.
William J. Kelley Jr.
Executive Vice President and Chief Financial Officer

Date: May 9, 2022	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Vice President, Corporate Controller, and Principal Accounting Officer