Form 10-Q
period 2022-06-30
TreeHouse Foods, Inc.
filed 2022-08-08
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022.
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of July 29, 2022 was 56,042,584.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$199.1	$308.6
Receivables, net	218.2	209.2
Inventories	854.1	677.8
Prepaid expenses and other current assets	80.6	60.2
Total current assets	1,352.0	1,255.8
Property, plant, and equipment, net	988.3	1,019.1
Operating lease right-of-use assets	192.0	165.6
Goodwill	2,180.0	2,181.4
Intangible assets, net	522.8	555.0
Other assets, net	32.3	30.1
Total assets	$5,267.4	$5,207.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$915.3	$786.0
Accrued expenses	250.3	274.6
Current portion of long-term debt	8.1	15.6
Total current liabilities	1,173.7	1,076.2
Long-term debt	1,883.5	1,890.7
Operating lease liabilities	166.9	144.0
Deferred income taxes	155.8	156.5
Other long-term liabilities	73.9	94.2
Total liabilities	3,453.8	3,361.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.0 and 55.8 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	0.6	0.6
Treasury stock	(133.3)	(133.3)
Additional paid-in capital	2,194.2	2,187.4
Accumulated deficit	(188.1)	(155.7)
Accumulated other comprehensive loss	(59.8)	(53.6)
Total stockholders' equity	1,813.6	1,845.4
Total liabilities and stockholders' equity	$5,267.4	$5,207.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,197.6	$1,003.2	$2,338.6	$2,060.5
Cost of sales	1,035.7	837.1	2,021.7	1,713.3
Gross profit	161.9	166.1	316.9	347.2
Operating expenses:
Selling and distribution	75.6	62.9	158.3	131.6
General and administrative	74.3	56.3	137.8	119.6
Amortization expense	18.1	18.0	36.3	36.4
Other operating expense, net	15.6	24.8	46.9	44.5
Total operating expenses	183.6	162.0	379.3	332.1
Operating (loss) income	(21.7)	4.1	(62.4)	15.1
Other expense (income):
Interest expense	20.6	18.5	39.8	43.6
Loss on extinguishment of debt	—	—	—	14.4
Loss (gain) on foreign currency exchange	2.9	(1.3)	0.1	(2.6)
Other income, net	(11.6)	(6.5)	(67.1)	(33.9)
Total other expense (income)	11.9	10.7	(27.2)	21.5
Loss before income taxes	(33.6)	(6.6)	(35.2)	(6.4)
Income tax benefit	(3.0)	(1.4)	(1.8)	(1.6)
Net loss from continuing operations	(30.6)	(5.2)	(33.4)	(4.8)
Net income from discontinued operations	1.2	13.6	1.0	14.7
Net (loss) income	$(29.4)	$8.4	$(32.4)	$9.9

Earnings (loss) per common share - basic:
Continuing operations	$(0.55)	$(0.09)	$(0.60)	$(0.09)
Discontinued operations	0.02	0.24	0.02	0.26
Earnings (loss) per share basic (1)	$(0.53)	$0.15	$(0.58)	$0.18

Earnings (loss) per common share - diluted:
Continuing operations	$(0.55)	$(0.09)	$(0.60)	$(0.09)
Discontinued operations	0.02	0.24	0.02	0.26
Earnings (loss) per share diluted (1)	$(0.53)	$0.15	$(0.58)	$0.18

Weighted average common shares:
Basic	56.0	56.0	55.9	55.8
Diluted	56.0	56.0	55.9	55.8

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(29.4)	$8.4	$(32.4)	$9.9

Other comprehensive (loss) income:
Foreign currency translation adjustments	(10.6)	5.8	(6.3)	6.7
Pension and postretirement reclassification adjustment	—	0.2	0.1	0.3
Other comprehensive (loss) income	(10.6)	6.0	(6.2)	7.0
Comprehensive (loss) income	$(40.0)	$14.4	$(38.6)	$16.9

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance, January 1, 2021	58.3	$0.6	$2,179.9	$(143.2)	(2.4)	$(108.3)	$(64.0)	$1,865.0
Net income	—	—	—	1.5	—	—	—	1.5
Other comprehensive income	—	—	—	—	—	—	1.0	1.0
Issuance of stock awards	0.3	—	(7.9)	—	—	—	—	(7.9)
Stock-based compensation	—	—	4.9	—	—	—	—	4.9
Balance, March 31, 2021	58.6	$0.6	$2,176.9	$(141.7)	(2.4)	$(108.3)	$(63.0)	$1,864.5
Net income	—	—	—	8.4	—	—	—	8.4
Other comprehensive income	—	—	—	—	—	—	6.0	6.0
Treasury stock repurchases	—	—	—	—	(0.5)	(25.0)	—	(25.0)
Issuance of stock awards	—	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	4.7	—	—	—	—	4.7
Balance, June 30, 2021	58.6	$0.6	$2,181.5	$(133.3)	(2.9)	$(133.3)	$(57.0)	$1,858.5

Balance, January 1, 2022	58.7	$0.6	$2,187.4	$(155.7)	(2.9)	$(133.3)	$(53.6)	$1,845.4
Net loss	—	—	—	(3.0)	—	—	—	(3.0)
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Issuance of stock awards	0.2	—	(3.3)	—	—	—	—	(3.3)
Stock-based compensation	—	—	4.3	—	—	—	—	4.3
Balance, March 31, 2022	58.9	$0.6	$2,188.4	$(158.7)	(2.9)	$(133.3)	$(49.2)	$1,847.8
Net loss	—	—	—	(29.4)	—	—	—	(29.4)
Other comprehensive loss	—	—	—	—	—	—	(10.6)	(10.6)
Stock-based compensation	—	—	5.8	—	—	—	—	5.8
Balance, June 30, 2022	58.9	$0.6	$2,194.2	$(188.1)	(2.9)	$(133.3)	$(59.8)	$1,813.6

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(32.4)	$9.9
Net income from discontinued operations	1.0	14.7
Net loss from continuing operations	(33.4)	(4.8)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	105.1	107.3
Stock-based compensation	10.1	9.4
Loss on extinguishment of debt	—	14.4
Unrealized gain on derivative contracts	(62.3)	(27.9)
Other	(1.3)	6.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	(9.4)	49.8
Inventories	(178.2)	(115.8)
Prepaid expenses and other assets	(11.2)	(18.5)
Accounts payable	147.4	(19.8)
Accrued expenses and other liabilities	6.6	(44.3)
Net cash used in operating activities - continuing operations	(26.6)	(44.0)
Net cash used in operating activities - discontinued operations	—	(6.8)
Net cash used in operating activities	(26.6)	(50.8)
Cash flows from investing activities:
Additions to property, plant, and equipment	(62.2)	(55.1)
Additions to intangible assets	(4.6)	(6.6)
Proceeds from sale of fixed assets	4.8	1.3
Acquisitions	—	(5.1)
Proceeds from sale of investments	—	17.2
Net cash used in investing activities - continuing operations	(62.0)	(48.3)
Net cash provided by investing activities - discontinued operations	—	85.3
Net cash (used in) provided by investing activities	(62.0)	37.0
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	48.0	133.5
Payments under Revolving Credit Facility	(48.0)	(113.5)
Payments on financing lease obligations	(0.9)	(1.1)
Payment of deferred financing costs	(1.6)	(7.5)
Payments on Term Loans	(14.3)	(1,129.6)
Proceeds from refinanced Term Loans	—	1,430.0
Repurchase of Notes	—	(602.9)
Payment of debt premium for extinguishment of debt	—	(9.0)
Repurchases of common stock	—	(25.0)
Payments related to stock-based award activities	(3.3)	(7.9)
Net cash used in financing activities - continuing operations	(20.1)	(333.0)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(20.1)	(333.0)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.4)
Net decrease in cash and cash equivalents	(109.5)	(347.2)
Cash and cash equivalents, beginning of period	308.6	364.6
Cash and cash equivalents, end of period	$199.1	$17.4

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow disclosures:
Interest paid	$26.6	$43.6
Net income taxes paid	1.2	1.2

Non-cash investing and financing activities:
Accrued purchase of property and equipment	$21.2	$20.7
Accrued other intangible assets	1.4	3.0
Right-of-use assets obtained in exchange for lease obligations	43.0	6.0
Accrued deferred financing costs	—	1.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2022
(Unaudited)
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective as of March 12, 2020 through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company has identified agreements that reference LIBOR, including interest rate swap agreements, accounts receivable sale agreements, and debt agreements. The new guidance has been or will be applied as these contracts are modified to reference other rates. The Company adopted this guidance during the second quarter of 2022 as a result of a modification to a receivable sale agreement. The adoption did not have a material impact on the Company's financial statements.

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

Below is a description of each of the Growth, Reinvestment, and Restructuring Programs:

(1) Strategic Growth Initiatives

In the first quarter of 2021, the Company began executing on its growth and reinvestment initiatives designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories which primarily reside in our Snacking & Beverages segment. These initiatives are intended to better position the Company to accelerate future revenue and earnings growth, and improve the execution of our strategy to be our customers' preferred manufacturing and distribution partner. This reinvestment will occur through 2023, and the cumulative costs incurred to date are $84.6 million. The Company currently expects the total costs will be up to $130.0 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. Consulting and professional fees are expected to include building digital capabilities and advancing automation and value engineering in our supply chain network. Employee-related costs primarily consist of severance, retention, and dedicated employee costs.

(2) Other

Other costs include restructuring costs incurred for retention, severance, information technology system implementation, costs to exit facilities, and other administrative costs. Retention includes one-time cash recognition payments that were expensed ratably from the fourth quarter of 2021 to the first quarter of 2022 as well as additional cash bonuses and stock-based compensation to drive retention through 2023.

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Strategic Growth Initiatives	$8.8	$14.5	$26.8	$30.6
Other	6.8	7.7	20.9	11.2
Total	$15.6	$22.2	$47.7	$41.8

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Employee-related	4.2	7.1	$20.8	$12.0
Other costs	11.4	15.1	26.9	29.8
Total	$15.6	$22.2	$47.7	$41.8

For the three and six months ended June 30, 2022 and 2021, employee-related costs primarily consisted of retention, severance, and dedicated project employee cost; and other costs primarily consisted of consulting services. Employee-related and other costs are recognized in Other operating expense, net of the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liabilities related to severance and retention activity for the Growth, Reinvestment, and Restructuring Programs as of June 30, 2022:

	Severance	Retention	Total Exit Cost Liabilities
	(In millions)
Balance as of December 31, 2021	$3.9	$9.7	$13.6
Expenses recognized	7.4	11.5	18.9
Cash payments	(4.8)	(15.4)	(20.2)
Balance as of June 30, 2022	$6.5	$5.8	$12.3

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

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions:

	June 30, 2022	December 31, 2021
	(In millions)
Outstanding accounts receivable sold	$426.3	$357.3
Receivables collected and not remitted to financial institutions	241.8	205.0
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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Receivables sold	$1,105.5	$781.9
Receivables collected and remitted to financial institutions	(1,036.5)	(829.6)

The loss on sale of receivables represents the discount taken by third-party financial institutions and was $1.4 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively, and is included in Other income, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of June 30, 2022 or December 31, 2021, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	June 30, 2022	December 31, 2021
	(In millions)
Raw materials and supplies	$334.5	$260.9
Finished goods	519.6	416.9
Total inventories	$854.1	$677.8

6. DIVESTITURE

Discontinued Operations

Ready-to-eat Cereal

On June 1, 2021, the Company simultaneously entered into a definitive agreement and completed the sale of its Ready-to-eat ("RTE") Cereal business to Post Holdings, Inc. ("Post") for a base purchase price of $85.0 million, subject to customary purchase price adjustments, resulting in cash proceeds at closing of $88.0 million. The Company classified the proceeds within Net cash provided by investing activities - discontinued operations, and a pre-tax gain was recognized on the transaction upon closing of $18.4 million as a component of Net income from discontinued operations in the Condensed Consolidated Statements of Operations. The sale of this business was part of the Company's portfolio optimization strategy. RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada.

The Company entered into a Transition Services Agreement ("TSA") with Post, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA terminate at various times up to twelve months from the date of sale and certain services were renewed with a maximum of an additional six-month period expected to end in the fourth quarter of 2022. The income received under the TSA was not material for the three and six months ended June 30, 2022 or 2021 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Condensed Consolidated Statements of Operations depending on the functions being supported by the Company.

The Company has reflected the RTE Cereal business (through the date of sale) as a discontinued operation for all periods presented. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Net sales	$(0.3)	$30.9	$(0.6)	$78.4
Cost of sales	(0.6)	27.7	(0.6)	69.1
Selling, general, administrative and other operating expenses	0.1	3.2	—	7.4
Gain on sale of business	—	(18.4)	—	(18.4)
Operating income from discontinued operations	0.2	18.4	—	20.3
Interest and other expense	—	0.3	—	0.7
Income tax (benefit) expense	(1.0)	4.5	(1.0)	4.9
Net income from discontinued operations	$1.2	$13.6	$1.0	$14.7

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2022 are as follows:

	Meal Preparation	Snacking & Beverages	Total
	(In millions)
Balance at December 31, 2021, before accumulated impairment losses	$1,337.4	$888.5	$2,225.9
Accumulated impairment losses	(11.5)	(33.0)	(44.5)
Balance at December 31, 2021	1,325.9	855.5	2,181.4
Foreign currency exchange adjustments	(0.8)	(0.6)	(1.4)
Balance at June 30, 2022	$1,325.1	$854.9	$2,180.0

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$847.5	$(484.4)	$363.1	$848.6	$(459.2)	$389.4
Contractual agreements	0.5	(0.5)	—	0.5	(0.5)	—
Trademarks	96.1	(41.3)	54.8	96.2	(38.1)	58.1
Formulas/recipes	25.3	(23.3)	2.0	25.3	(22.9)	2.4
Computer software	211.8	(131.2)	80.6	207.4	(124.7)	82.7
Total finite lived intangibles	1,181.2	(680.7)	500.5	1,178.0	(645.4)	532.6

Intangible assets with indefinite lives:
Trademarks	22.3	—	22.3	22.4	—	22.4
Total intangible assets	$1,203.5	$(680.7)	$522.8	$1,200.4	$(645.4)	$555.0

8. INCOME TAXES

Income taxes were recognized at effective rates of 8.9% and 5.1% for the three and six months ended June 30, 2022, respectively, compared to 21.2% and 25.0% for the three and six months ended June 30, 2021, respectively. The change in the Company's effective tax rate for the three months ended June 30, 2022 compared to 2021 is primarily driven by the estimated amount of annual pre-tax earnings, a change in the income tax benefit from the release of tax reserves, and withholding taxes accrued in 2022. The change in the Company's effective tax rate for the six months ended June 30, 2022 compared to 2021 is primarily driven by the estimated amount of annual pre-tax earnings, a change in the income tax benefit from the release of tax reserves, and a change in the tax deductible stock-based compensation. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $1.5 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $0.4 million of the $1.5 million could affect net income when settled. The timing of cash settlement, if any, cannot be reasonably estimated for uncertain tax benefits.

9. LONG-TERM DEBT

	June 30, 2022	December 31, 2021
	(In millions)
Term Loan A	$491.3	$496.3
Term Loan A-1	913.7	923.0
2028 Notes	500.0	500.0
Finance leases	2.3	3.1
Total outstanding debt	1,907.3	1,922.4
Deferred financing costs	(15.7)	(16.1)
Less current portion	(8.1)	(15.6)
Total long-term debt	$1,883.5	$1,890.7

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The Company's average interest rate on debt outstanding under its Credit Agreement for the three months ended June 30, 2022 was 2.66%. Including the impact of interest rate swap agreements in effect as of June 30, 2022, the average rate is 4.01%.

Revolving Credit Facility — As of June 30, 2022, $730.0 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026. In addition, as of June 30, 2022, there were $20.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Loss on Extinguishment of Debt — During the first quarter of 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million in connection with the redemption of its 2024 Notes completed on March 31, 2021 and Credit Agreement refinancing executed on March 26, 2021.

Fair Value — At June 30, 2022, the aggregate fair value of the Company's total debt was $1,775.4 million and its carrying value was $1,905.0 million. At December 31, 2021, the aggregate fair value of the Company's total debt was $1,899.5 million and its carrying value was $1,919.3 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

10. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share data)
Weighted average common shares outstanding	56.0	56.0	55.9	55.8
Assumed exercise/vesting of equity awards (1)	—	—	—	—
Weighted average diluted common shares outstanding	56.0	56.0	55.9	55.8

(1)For the three and six months ended June 30, 2022 and 2021, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.8 million and 1.4 million for the three and six months ended June 30, 2022, respectively, and 1.8 million and 1.5 million for the three and six months ended June 30, 2021, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 17.5 million.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net loss from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$5.8	$4.5	$10.1	$9.4
Related income tax benefit	1.4	1.1	2.4	2.5

All amounts below include continuing and discontinued operations.

 Stock Options — The following table summarizes stock option activity during the six months ended June 30, 2022. Stock options granted under the plan have a three year vesting schedule, vest one-third on the second anniversary of the grant date and two-thirds on the third anniversary of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2021	1,149	$79.51	2.3	$—
Granted	376	42.69
Forfeited	(34)	42.69
Expired	(173)	65.18
Outstanding, at June 30, 2022	1,318	71.84	4.0	—
Vested/expected to vest, at June 30, 2022	1,245	73.55	3.7	—
Exercisable, at June 30, 2022	977	82.04	2.0	—

Unrecognized compensation costs related to nonvested options totaled $5.1 million at June 30, 2022 and are expected to be recognized over a weighted average period of 2.9 years. The weighted average grant date fair value of options granted in 2022 was $15.62.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock options are valued using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s stock price. The risk-free rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based our expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. The weighted average assumptions used to calculate the value of the stock option awards granted are presented as follows:

Six Months Ended June 30,
2022
Dividend yield	0%
Risk-free rate	2.93%
Expected volatility	38.54%
Expected term (in years)	6.33

Restricted Stock Units — Employee restricted stock unit awards generally vest based on the passage of time in approximately three equal installments on each of the first three anniversaries of the grant date with the following exceptions:

•On June 9, 2022, restricted stock unit awards were granted that vest on the passage of time on the eighteen month anniversary of the grant date. The fair value of the awards was $37.90 on approximately 62,000 units granted.
•On December 29, 2021, restricted stock unit awards granted to certain executive members of management that vest on the passage of time in approximately three equal installments on each of the three six month anniversaries of the grant date. The fair value of the awards was $40.03 on approximately 51,200 units granted.
Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have elected to defer receipt of their awards until either their departure from the Board of Directors or a specified date beyond the first anniversary of the grant date.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2022:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at December 31, 2021	660	$48.88	50	$48.15
Granted	664	31.75	51	31.25
Vested	(254)	50.81	(30)	48.59
Forfeited	(157)	41.06	—	—
Nonvested, at June 30, 2022	913	37.23	71	35.88
Vested and deferred, at June 30, 2022			20	47.50

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Fair value of vested restricted stock units	$1.7	$3.6	$9.3	$20.0
Tax benefit recognized from vested restricted stock units	0.3	0.9	1.5	3.2

Unrecognized compensation costs related to nonvested restricted stock units are approximately $30.6 million as of June 30, 2022 and will be recognized over a weighted average period of 2.1 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

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
•In 2022 and 2021, certain executive members of management received awards that were measured using a relative total shareholder return ("TSR") market condition over a three-year performance period instead of a cumulative three-year performance goal. The units will accrue, multiplied by a predefined percentage between 0% and 150% for the relative TSR measure, depending on the achievement attainment over the three-year performance period based on the Company’s absolute annualized TSR relative to the annualized TSR of a Peer Group. The fair value of the portion of the awards based on relative TSR was valued using a Monte Carlo simulation model with a grant-date fair value of $26.84 on approximately 52,600 units granted in 2022 and a grant-date fair value of $59.16 on approximately 23,200 units granted in 2021.
•During the second quarter of 2022, the Company made grants to certain of the Company’s named executive officers and certain other executive officers of performance-based restricted stock units (the "PBRSU Awards"). The PBRSU Awards include a relative TSR market condition over a two-year performance period beginning on the date of grant. The units will accrue, multiplied by a predefined percentage between 0% to 450% for the relative TSR measure, depending on the achievement attainment over the two-year performance period based on Company’s absolute annualized TSR relative to the annualized TSR of the S&P Food & Beverage Select Industry Index (the "Index"). The fair value of the awards was valued using a Monte Carlo simulation model with a weighted average grant-date fair value of $58.36 on approximately 239,300 units granted in 2022.

These awards will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date with the exception of the PBRSU Awards on the second anniversary. The Company intends to settle these awards in stock and has the shares available to do so.

Performance unit awards with market conditions are valued using a Monte Carlo simulation model. Expected volatility is based on the historical volatility of the Company’s stock price, average peer group stock price, or the total return value of the Index. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with a term equivalent to the expected term of the award. The expected term is the time period from the grant date to the end of the performance period. The weighted average assumptions used in the Monte Carlo simulations were as follows:

	Six Months Ended June 30,
	2022	2021
Dividend yield	0%	0%
Risk-free rate	2.36%	0.30%
Expected volatility (TreeHouse Foods, Inc.)	36.84%	35.65%
Expected volatility (Peer Group)	36.64%	37.72%
Expected volatility (Index)	16.30%	N/A
Expected term (in years)	2.14	2.75

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the performance unit activity during the six months ended June 30, 2022:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2021	480	$54.21
Granted	429	45.75
Vested	(63)	64.55
Forfeited	(191)	54.29
Nonvested, at June 30, 2022	655	44.98

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Fair value of vested performance units	$—	$—	$2.0	$5.6
Tax benefit recognized from performance units vested	—	(0.1)	0.2	0.2

Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $19.6 million as of June 30, 2022 and are expected to be recognized over a weighted average period of 1.8 years. The fair value of the portion of the awards earned based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2020	$(67.3)	$3.3	$(64.0)
Other comprehensive income before reclassifications	6.7	—	6.7
Reclassifications from accumulated other comprehensive loss (2)	—	0.3	0.3
Other comprehensive income	6.7	0.3	7.0
Balance at June 30, 2021	$(60.6)	$3.6	$(57.0)

Balance at December 31, 2021	$(70.9)	$17.3	$(53.6)
Other comprehensive loss before reclassifications	(6.3)	—	(6.3)
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive (loss) income	(6.3)	0.1	(6.2)
Balance at June 30, 2022	$(77.2)	$17.4	$(59.8)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and six months ended June 30, 2022 and 2021.
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

Components of net periodic pension benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Service cost	$0.2	$0.2	$0.3	$0.4
Interest cost	2.3	2.1	4.6	4.3
Expected return on plan assets	(3.8)	(3.4)	(7.6)	(6.9)
Amortization of unrecognized prior service cost	—	0.1	—	0.1
Amortization of unrecognized net loss	—	0.1	0.1	0.2
Net periodic pension benefit	$(1.3)	$(0.9)	$(2.6)	$(1.9)

Components of net periodic postretirement cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Interest cost	$0.1	$0.1	$0.3	$0.3
Net periodic postretirement cost	$0.1	$0.1	$0.3	$0.3

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Essentially, all four complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company's business, operations, and future prospects; and (ii) failed to disclose that (a) the Company's private label business was underperforming; (b) the Company's Flagstone Foods business was underperforming; (c) the Company's acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse's statements lacked reasonable basis. The complaints allege, among other things, that these actions artificially inflated the market price of TreeHouse common stock and resulted in harm to the Company, including the filing of the MPERS class action (see below). The Bartelt action also includes substantially similar allegations concerning events in 2017.

Each of these cases involves allegations similar to those in an earlier-filed, resolved federal securities class action, Public Employees' Retirement Systems of Mississippi v. TreeHouse Foods, Inc., et al., Case No. 1:16-cv-10632 ("MPERS") (filed Nov. 16, 2016), in the United States District Court for the Northern District of Illinois brought on behalf of a class of all purchasers of TreeHouse common stock from January 20, 2016 through and including November 2, 2016. The MPERS complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and was based on essentially the same facts described above. The parties filed a stipulation of settlement to resolve the MPERS class action for a cash payment of $27.0 million (funded by D&O insurance) in exchange for dismissal with prejudice of the class claims and full releases. After briefing, preliminary approval, notice and a hearing, on November 17, 2021, the Court granted final approval of the settlement and entered a final judgment dismissing the case with prejudice on a classwide basis.

Due to the similarity of the derivative complaints, Bartelt was consolidated with Lavin, Ann Arbor was consolidated with Wells. Plaintiffs in the consolidated Wells case filed an amended, consolidated complaint on February 28, 2022. Defendants moved to dismiss the amended, consolidated Wells complaint, and on July 25, 2022 the Court dismissed the amended, consolidated Wells complaint without prejudice. The consolidated Lavin case remains stayed through August 15, 2022 pending the ruling on dispositive motions in the Wells case. The Company has an accrual for a $27.0 million liability and a corresponding insurance receivable within Accrued expenses and Prepaid expenses and other current assets, respectively, in the Condensed Consolidated Balance Sheets as of June 30, 2022.

Employment Related Claims

On October 20, 2015, the first of a number of class actions were filed in California state court, which were consolidated under the caption Negrete v. Ralcorp Holdings, Inc., et al. (the "Negrete Action") in the U.S. District Court for the Central District of California, in which plaintiffs challenged wage and hour practices at three former Company manufacturing facilities in California. On February 7, 2022, the court granted final approval of the settlement to resolve the Negrete Action which included a payment by the Company of $9.4 million in exchange for the release of claims against the defendants and for the dismissal of the matter with prejudice. The payment was completed by the Company in the first quarter of 2022 and settled the Company's accrued liability of $9.0 million.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. On March 28, 2022, the Magistrate Judge issued a non-public Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Condensed Consolidated Financial Statements as of June 30, 2022.

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

The Company has entered into long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base that have a notional value of $875.0 million as of both June 30, 2022 and December 31, 2021. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 2.91% from 2021 through 2025.

Foreign Currency Contracts - Due to the Company's foreign operations, it is exposed to foreign currency risk. The Company enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of June 30, 2022 and December 31, 2021, the notional value of the foreign currency contracts outstanding was $3.8 million and $5.5 million, respectively. These foreign currency contracts have maturities expiring throughout 2022 and 2023 as of June 30, 2022.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company's risk associated with the utility costs of its manufacturing facilities, and other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of June 30, 2022 and December 31, 2021, the notional value of the commodity contracts outstanding was $31.5 million and $58.8 million, respectively. These commodity contracts have maturities expiring throughout 2022 and 2023 as of June 30, 2022.

Total Return Swap Contract - The Company has an economic hedge program that uses a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. The total return swap contract is measured at fair value and recognized in the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the notional value of the total return swap contract was $4.5 million and $7.0 million, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 The following table identifies the fair value of each derivative instrument:

	June 30, 2022	December 31, 2021
	(In millions)
Asset derivatives
Commodity contracts	$14.5	$3.9
Interest rate swap agreements	1.0	—
	$15.5	$3.9
Liability derivatives
Commodity contracts	$1.5	$0.9
Foreign currency contracts	0.1	0.2
Interest rate swap agreements	—	51.2
	$1.6	$52.3

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Net Income (Loss)	2022	2021	2022	2021
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other income, net	$(1.7)	$3.0	$10.0	$5.2
Foreign currency contracts	Other income, net	—	(0.5)	0.1	(0.8)
Interest rate swap agreements	Other income, net	13.1	3.7	52.2	23.4
Total return swap contract	General and administrative	—	—	—	0.1
Total unrealized gain		$11.4	$6.2	$62.3	$27.9
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$6.7	$7.9	$9.8	$15.5
Foreign currency contracts	Cost of sales	(0.1)	—	(0.2)	—
Interest rate swap agreements	Interest expense	(4.8)	(6.2)	(10.8)	(12.3)
Total return swap contracts	General and administrative	(0.7)	0.6	(1.1)	0.6
Total realized gain (loss)		$1.1	$2.3	$(2.3)	$3.8
Total gain		$12.5	$8.5	$60.0	$31.7

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

Financial information relating to the Company's reportable segments on a continuing operations basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Net sales to external customers:
Meal Preparation	$765.9	$647.6	$1,494.0	$1,326.1
Snacking & Beverages	431.7	355.6	844.6	734.4
Total	$1,197.6	$1,003.2	$2,338.6	$2,060.5
Direct operating income:
Meal Preparation	$56.0	$65.2	$115.8	$145.7
Snacking & Beverages	38.8	36.9	60.9	78.6
Total	94.8	102.1	176.7	224.3
Unallocated selling, general, and administrative expenses	(80.3)	(59.9)	(151.9)	(128.9)
Unallocated cost of sales	(2.5)	4.7	(4.0)	0.6
Unallocated corporate expense and other (1)	(33.7)	(42.8)	(83.2)	(80.9)
Operating (loss) income	(21.7)	4.1	(62.4)	15.1
Other (expense) income	(11.9)	(10.7)	27.2	(21.5)
Loss before income taxes	$(33.6)	$(6.6)	$(35.2)	$(6.4)

(1)Includes charges related to growth, reinvestment, and restructuring programs and other costs managed at corporate.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregation of Revenue

Segment revenue disaggregated by product category groups is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Center store grocery	$496.4	$438.6	$955.9	$852.7
Main course	269.5	209.0	538.1	473.4
Total Meal Preparation	765.9	647.6	1,494.0	1,326.1
Sweet & savory snacks	337.4	273.4	640.9	546.4
Beverages & drink mixes	94.3	82.2	203.7	188.0
Total Snacking & Beverages	431.7	355.6	844.6	734.4
Total net sales	$1,197.6	$1,003.2	$2,338.6	$2,060.5

Segment revenue disaggregated by sales channel is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Retail grocery	$567.3	$481.4	$1,116.3	$1,006.2
Food-away-from-home	79.3	74.2	151.3	135.9
Industrial, co-manufacturing, and other	119.3	92.0	226.4	184.0
Total Meal Preparation	765.9	647.6	1,494.0	1,326.1
Retail grocery	359.0	302.5	710.0	629.8
Food-away-from-home	2.5	4.7	4.4	8.2
Industrial, co-manufacturing, and other	70.2	48.4	130.2	96.4
Total Snacking & Beverages	431.7	355.6	844.6	734.4
Total net sales	$1,197.6	$1,003.2	$2,338.6	$2,060.5

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

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three and six month periods ended June 30, 2022 and 2021. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Strategic Review Process

On November 8, 2021, the Company announced that its Board of Directors has approved a plan to explore strategic alternatives, including a possible sale of the Company or a transaction to allow the Company to focus on its higher growth Snacking & Beverages business segment by divesting a significant portion of its Meal Preparation business segment.

On March 14, 2022, after extensive discussion and careful deliberation, and with input from independent legal and financial advisors, the Board has concluded that the its ongoing strategic focus will be to continue reshaping TreeHouse by building leadership and depth around a focused group of categories in its higher-growth Snacking & Beverages business. TreeHouse will continue its exploration of potential divestiture transactions, including the sale of portions of the Meal Preparation business, either in a single transaction or in a series of transactions. The Board also has unanimously determined it is not the right time to pursue a sale of the whole Company, but it remains open to all alternatives to maximize shareholder value.

There can be no assurance that any divestitures of any portions of the Meal Preparation assets or any other transaction will be achieved. In connection with the foregoing, the Company has incurred certain legal and advisory costs and may incur additional restructuring, impairment, disposal or other related charges in future periods as a result of executing its strategy.

Executive Summary

The following table summarizes our consolidated financial results (in millions, except per share data and percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$1,197.6	$1,003.2	19.4%	$2,338.6	$2,060.5	13.5%
Net loss from continuing operations	(30.6)	(5.2)	(488.5)	(33.4)	(4.8)	(595.8)
Adjusted EBITDA from continuing operations (1)	66.5	92.6	(28.2)	124.0	194.3	(36.2)
Adjusted net (loss) income from continuing operations (1)	(2.2)	14.8	(114.9)	(10.8)	35.3	(130.6)
Diluted loss per share from continuing operations	(0.55)	(0.09)	(511.1)	(0.60)	(0.09)	(566.7)
Adjusted diluted EPS from continuing operations (1)	(0.04)	0.26	(115.4)	(0.19)	0.63	(130.2)

(1)Adjusted EBITDA from continuing operations, Adjusted net (loss) income from continuing operations, and adjusted diluted EPS from continuing operations are Non-GAAP financial measures. Refer to the "Non-GAAP Measures" section for additional information.

Second Quarter 2022 Financial Highlights

The following are highlights in our net sales and earnings for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Refer to the "Results of Operations" section below for further discussion and analysis.

•Net sales increased primarily due to our pricing actions to recover commodity and freight cost inflation as we continue to manage through the current inflationary macro environment. Demand within private label continues to grow, and the Company experienced increased volume growth within the Snacking & Beverages segment despite the continued constraint on our capacity to service the demand due to labor and supply chain disruption.
•Earnings were adversely impacted primarily by global labor and supply chain disruption, which has continued to pressure our margins and service levels, and to a lesser extent, commodity and freight cost inflation, as our pricing actions are steadily recovering inflation, which inherently lags the rise in costs.

Known Trends or Uncertainties

Macroeconomic Conditions

The private label value proposition is becoming increasingly important for consumers as inflation is reflected in higher shelf price, and we have seen demand for private label strengthen. Our ability to service this strengthening demand continues to be impacted by the macro environment, including industry-wide supply chain disruption and labor availability challenges. These items are not only impacting our ability to service demand on our revenues, but they are also adversely impacting our profitability. These issues coupled with commodity inflation and increased freight costs, have increased our cost to service the customer. In response, we have implemented pricing actions to recover costs that we expect will continue to build throughout 2022. Additionally, rising interest rates during the six months ended June 30, 2022 are challenges for both companies and consumers that are impacting the economy. The strengthening of the U.S. Dollar also adversely impacts the results of our Canadian and Italian operations.

Supply Chain Disruption and Labor Shortages

During the six months ended June 30, 2022, we have experienced significant disruptions in the global supply chain network when compared to six months ended, June 30, 2021. These disruptions include, but are not limited to, items such as freight transportation availability, labor challenges, and raw materials and packaging availability challenges, which have negatively impacted our margins and ability to service demand during the six months ended June 30, 2022. In response, we have implemented labor and supply initiatives, which includes actions such as increasing hourly labor rates, awarding bonuses to our hourly employees in order to better attract and retain talent, implementing one-time retention programs, granting additional stock-based compensation awards to drive retention, securing additional suppliers, and engaging additional transportation partners. We will continue to actively monitor and manage our response to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our margins and service levels.

Commodity Inflation

During the six months ended June 30, 2022, the Company continues to experience significant cost increases compared to 2021 across raw materials, packaging materials, fuel, energy, and agricultural commodities, including but not limited to edible oils (soybean, palm, coconut, and canola), durum, wheat, oats, coffee, eggs, corn, cucumbers, and tomatoes, cucumbers, and eggs. In particular, the price of eggs has risen in 2022 in part due to a wave of avian flu which has impacted the supply of chickens and turkeys in the United States.

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

Rising Interest Rates

The Federal Reserve has raised and is expected to continue to raise the federal funds interest rate throughout 2022 in its effort to take action against domestic inflation. The Company has long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base in order to mitigate the Company's exposure to interest rate risk. As of June 30, 2022, we have an outstanding variable-rate debt balance of $1,405.0 million, and our interest rate swap agreements with a fixed LIBOR interest rate base are at $875.0 million. The rising interest rates have had a favorable impact to the fair value of the Company's interest rate swap agreements, and the Company recorded a $13.1 million and $52.2 million mark-to-market unrealized gain for the three and six months ended June 30, 2022, respectively. Refer to Note 15 to our Condensed Consolidated Financial Statements for additional information. For additional information regarding the Company's exposure to interest rate risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2021 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Fluctuations

The U.S. Dollar has been strengthening compared to most foreign currencies. The most significant currencies affecting our operating results are the Canadian Dollar, and to a lesser extent, the Euro. The Canadian Dollar and Euro exposures to revenue are greater than the exposure to input costs for foreign produced products. As such, a weaker Canadian Dollar or Euro leads to an unfavorable impact to the Company’s operating results. In addition to higher input costs, the Company is impacted by the re-measurement of the Canadian Dollar and Euro denominated intercompany loans and the translation of the Canadian Dollar and Euro financial statements. The Company recorded a $2.9 million and $0.1 million loss on foreign currency exchange within the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively, and the Company recorded a $10.6 million and $6.3 million loss on foreign currency translation within the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022, respectively. We will continue to monitor the impact of foreign currency to the Company's results of operations.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$1,197.6	100.0%	$1,003.2	100.0%	$2,338.6	100.0%	$2,060.5	100.0%
Cost of sales	1,035.7	86.5	837.1	83.4	2,021.7	86.4	1,713.3	83.1
Gross profit	161.9	13.5	166.1	16.6	316.9	13.6	347.2	16.9
Operating expenses:
Selling and distribution	75.6	6.3	62.9	6.3	158.3	6.8	131.6	6.4
General and administrative	74.3	6.2	56.3	5.6	137.8	5.9	119.6	5.8
Amortization expense	18.1	1.5	18.0	1.8	36.3	1.6	36.4	1.8
Other operating expense, net	15.6	1.3	24.8	2.5	46.9	2.0	44.5	2.2
Total operating expenses	183.6	15.3	162.0	16.2	379.3	16.3	332.1	16.2
Operating (loss) income	(21.7)	(1.8)	4.1	0.4	(62.4)	(2.7)	15.1	0.7
Other expense (income):
Interest expense	20.6	1.7	18.5	1.8	39.8	1.7	43.6	2.1
Loss on extinguishment of debt	—	—	—	—	—	—	14.4	0.7
Loss (gain) on foreign currency exchange	2.9	0.2	(1.3)	(0.1)	0.1	—	(2.6)	(0.1)
Other income, net	(11.6)	(1.0)	(6.5)	(0.6)	(67.1)	(2.9)	(33.9)	(1.6)
Total other expense (income)	11.9	0.9	10.7	1.1	(27.2)	(1.2)	21.5	1.1
Loss before income taxes	(33.6)	(2.7)	(6.6)	(0.7)	(35.2)	(1.5)	(6.4)	(0.4)
Income tax benefit	(3.0)	(0.3)	(1.4)	(0.1)	(1.8)	(0.1)	(1.6)	(0.1)
Net loss from continuing operations	(30.6)	(2.4)	(5.2)	(0.6)	(33.4)	(1.4)	(4.8)	(0.3)
Net income from discontinued operations	1.2	0.1	13.6	1.4	1.0	—	14.7	0.7
Net (loss) income	$(29.4)	(2.3)%	$8.4	0.8%	$(32.4)	(1.4)%	$9.9	0.4%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Continuing Operations

Net Sales — Net sales for the second quarter of 2022 totaled $1,197.6 million compared to $1,003.2 million for the same period last year, an increase of $194.4 million, or 19.4%. The change in net sales from 2021 to 2022 was due to the following:

	Dollars	Percent
	(In millions)
2021 Net sales	$1,003.2
Pricing	177.9	17.7%
Volume/mix	20.8	2.1
Foreign currency	(4.3)	(0.4)
2022 Net sales	$1,197.6	19.4%

Foreign currency		0.4
Percent change in organic net sales (1)		19.8%

(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 19.4% was primarily driven by favorable pricing to partially recover commodity and freight cost inflation and increased volume within the Snacking & Beverages segment due to growing demand in private label as the consumer seeks lower priced alternatives in the inflationary environment. This was partially offset by labor and supply chain disruption, which constrained our ability to service demand.

Gross Profit — Gross profit as a percentage of net sales was 13.5% in the second quarter of 2022, compared to 16.6% in the second quarter of 2021, a decrease of 3.1 percentage points. The decrease is primarily due to incremental costs related to labor and supply chain disruption and inbound freight costs and commodity inflation, which was partially offset by favorable pricing actions to recover inflation. The declines were partially offset by favorable category mix, favorable fixed cost overhead absorption due to higher volume, and lower costs for purchases of personal protective equipment for employees and additional sanitation measures.

Total Operating Expenses — Total operating expenses were $183.6 million in the second quarter of 2022 compared to $162.0 million in the second quarter of 2021, an increase of $21.6 million. The increase is primarily attributable to professional fees of $19.5 million in connection with its portfolio optimization strategy and higher outbound freight costs of $12.6 million due to freight cost inflation and lower utilization of full truck load shipments due to supply chain disruption. This was partially offset by lower spend in our strategic growth initiatives and other restructuring programs, which consisted mostly of lower severance and professional fees, and lower integration costs associated with the 2020 pasta acquisition.

Total Other Expense (Income) — Total other expense (income) was $11.9 million in the second quarter of 2022 compared to $10.7 million in the second quarter of 2021, an increase of $1.2 million. The increase was primarily due to unfavorable foreign currency exchange rate impacts between the U.S. and Canadian dollar currency during the second quarter of 2022 when compared to the second quarter of 2021 and a higher average interest rate reflecting the year-over-year increase in LIBOR. This was partially offset by favorable non-cash mark-to-market impacts from hedging activities, largely driven by interest rate swaps.

Income Taxes — Income taxes were recognized at an effective rate of 8.9% in the second quarter of 2022 compared to 21.2% recognized in the second quarter of 2021. The change in the Company's effective tax rate is primarily driven by the estimated amount of annual pre-tax earnings, a change in the income tax benefit from the release of tax reserves, and withholding taxes accrued in 2022.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net income from discontinued operations decreased $12.4 million in the second quarter of 2022 compared to the second quarter of 2021. The decrease is due to the completion of the sale of the Ready-to-eat Cereal business on June 1, 2021. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 — Results by Segment

	Three Months Ended June 30, 2022
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$765.9	100.0%	$431.7	100.0%
Cost of sales	667.6	87.2	365.6	84.7
Gross profit	98.3	12.8	66.1	15.3
Freight out and commissions	35.7	4.7	22.4	5.2
Direct selling, general, and administrative	6.6	0.8	4.9	1.1
Direct operating income	$56.0	7.3%	$38.8	9.0%

	Three Months Ended June 30, 2021
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$647.6	100.0%	$355.6	100.0%
Cost of sales	546.1	84.3	295.7	83.2
Gross profit	101.5	15.7	59.9	16.8
Freight out and commissions	27.4	4.2	17.2	4.8
Direct selling, general, and administrative	8.9	1.4	5.8	1.6
Direct operating income	$65.2	10.1%	$36.9	10.4%

The change in net sales by segment from the second quarter of 2021 to the second quarter of 2022 was due to the following:

	Three Months Ended June 30,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2021 Net sales	$647.6		$355.6
Pricing	132.9	20.5%	45.0	12.7%
Volume/mix	(11.5)	(1.7)	32.3	9.0
Foreign currency	(3.1)	(0.5)	(1.2)	(0.3)
2022 Net sales	$765.9	18.3%	$431.7	21.4%

Foreign currency		0.5		0.3
Percent change in organic net sales		18.8%		21.7%

Meal Preparation

Net sales in the Meal Preparation segment increased $118.3 million, or 18.3%, in the second quarter of 2022 compared to the second quarter of 2021. The increase in net sales was primarily driven by favorable pricing to partially recover commodity and freight cost inflation. This was partially offset by lower volume due to labor and supply chain constraints.

Direct operating income as a percentage of net sales decreased 2.8 percentage points in the second quarter of 2022 compared to the second quarter of 2021. This decrease was primarily due to incremental costs related to labor and supply chain disruption and freight cost and commodity inflation, which was partially offset by favorable pricing actions to recover inflation. These declines were partially offset by favorable category mix and lower marketing spend.

Snacking & Beverages

Net sales in the Snacking & Beverages segment increased $76.1 million, or 21.4%, in the second quarter of 2022 compared to the second quarter of 2021. The increase in net sales was primarily driven by favorable pricing to partially recover commodity and freight cost inflation. Increasing private label demand resulted in strong category performance as the consumer seeks lower priced alternatives in the inflationary environment. However, volume growth was partially muted due to labor and supply chain disruption.

Direct operating income as a percentage of net sales decreased 1.4 percentage points in the second quarter of 2022 compared to the second quarter of 2021. The decrease was primarily due to incremental costs related to labor and supply chain disruption and freight cost and commodity inflation, which was partially offset by favorable pricing actions to recover inflation. The decrease was partially offset by favorable volume, category mix, and favorable fixed cost overhead absorption due to higher volume.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Continuing Operations

Net Sales — Net sales for the first six months of 2022 totaled $2,338.6 million compared to $2,060.5 million for the same period last year, an increase of $278.1 million, or 13.5%. The change in net sales from 2021 to 2022 was due to the following:

	Dollars	Percent
	(In millions)
2021 Net sales	$2,060.5
Pricing	301.2	14.6%
Volume/mix	(18.0)	(0.9)
Foreign currency	(5.1)	(0.2)
2022 Net sales	$2,338.6	13.5%

Foreign currency		0.2
Percent change in organic net sales		13.7%

The net sales increase of 13.5% was primarily driven by favorable pricing to partially recover commodity and freight cost inflation. This was partially offset by labor and supply chain disruption, which constrained our ability to service demand.

Gross Profit — Gross profit as a percentage of net sales was 13.6% in the first six months of 2022, compared to 16.9% in the first six months of 2021, a decrease of 3.3 percentage points. The decrease is primarily due to incremental costs related to labor and supply chain disruption and commodity inflation, which was partially offset by favorable pricing actions to recover inflation. Additionally, inbound freight cost inflation and unfavorable fixed cost overhead absorption due to lower volume contributed to the decrease. This was partially offset by favorable category mix and lower costs for purchases of personal protective equipment for employees and additional sanitation measures.

Total Operating Expenses — Total operating expenses were $379.3 million in the first six months of 2022 compared to $332.1 million in the first six months of 2021, an increase of $47.2 million. The increase is primarily attributable to professional fees of $27.2 million in connection with its portfolio optimization strategy, higher freight costs of $29.7 million due to freight cost inflation and lower utilization of full truck load shipments, and retention expense to address labor shortages, which included one-time employee cash recognition payments. This was partially offset by lower spend in our strategic growth initiatives program, which consisted mostly of professional fees, lower marketing spend, and lower integration costs associated with the 2020 pasta acquisition.
Total Other Expense (Income) — Total other expense of $21.5 million in the first six months of 2021 decreased by $48.7 million to be total other income of $27.2 million in the first six months of 2022. The decrease was primarily due to higher favorable non-cash mark-to-market impacts from hedging activities of $62.3 in the first six months of 2022 compared to $27.9 in the first six months of 2021, largely driven by interest rate swaps and commodity contracts. Additionally, the non-recurrence of a loss on extinguishment of debt of $14.4 million in the first quarter of 2021 and lower interest expense as a result of debt refinancing completed in the first quarter of 2021 contributed to the decrease. This was partially offset by unfavorable foreign currency exchange rate impacts between the U.S. and Canadian dollar currency during the first six months of 2022 when compared to the first six months of 2021.

Income Taxes — Income taxes were recognized at an effective rate of 5.1% in the first six months of 2022 compared to 25.0% recognized in the first six months of 2021. The change in the Company's effective tax rate is primarily driven by the estimated amount of annual pre-tax earnings, a change in the income tax benefit from the release of tax reserves, and a change in the tax deductible stock-based compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net income from discontinued operations decreased $13.7 million in the first six months of 2022 compared to the first six months of 2021. The decrease is due to the completion of the sale of the Ready-to-eat Cereal business on June 1, 2021. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021 — Results by Segment

	Six Months Ended June 30, 2022
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,494.0	100.0%	$844.6	100.0%
Cost of sales	1,293.0	86.5	724.7	85.8
Gross profit	201.0	13.5	119.9	14.2
Freight out and commissions	72.9	4.9	49.1	5.8
Direct selling, general, and administrative	12.3	0.8	9.9	1.2
Direct operating income	$115.8	7.8%	$60.9	7.2%

	Six Months Ended June 30, 2021
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
Net sales	$1,326.1	100.0%	$734.4	100.0%
Cost of sales	1,106.5	83.4	607.4	82.7
Gross profit	219.6	16.6	127.0	17.3
Freight out and commissions	55.5	4.2	36.5	5.0
Direct selling, general, and administrative	18.4	1.4	11.9	1.6
Direct operating income	$145.7	11.0%	$78.6	10.7%
The change in net sales by segment from the first six months of 2021 to the first six months of 2022 was due to the following:

	Six Months Ended June 30,
	Meal Preparation		Snacking & Beverages
	Dollars	Percent	Dollars	Percent
	(unaudited, dollars in millions)
2021 Net sales	$1,326.1		$734.4
Pricing	222.9	16.8%	78.3	10.7%
Volume/mix	(51.1)	(3.8)	33.1	4.5
Foreign currency	(3.9)	(0.3)	(1.2)	(0.2)
2022 Net sales	$1,494.0	12.7%	$844.6	15.0%

Foreign currency		0.3		0.2
Percent change in organic net sales		13.0%		15.2%

Meal Preparation

Net sales in the Meal Preparation segment increased $167.9 million, or 12.7%, in the first six months of 2022 compared to the first six months of 2021. The increase in net sales was primarily driven by favorable pricing to partially recover commodity and freight cost inflation. This was partially offset by lower volume due to labor and supply chain constraints.

Direct operating income as a percentage of net sales decreased 3.2 percentage points in the first six months of 2022 compared to the first six months of 2021. This decrease was primarily due to commodity and freight cost inflation, which was partially offset by favorable pricing actions to recover inflation. Additionally, incremental costs related to labor and supply chain disruption and unfavorable fixed cost overhead absorption due to lower volume contributed to the decrease. This was partially offset by favorable category mix and lower marketing spend.

Snacking & Beverages

Net sales in the Snacking & Beverages segment increased $110.2 million, or 15.0%, in the first six months of 2022 compared to the first six months of 2021. The increase in net sales was primarily driven by favorable pricing to partially recover commodity and freight cost inflation. Increasing private label demand resulted in strong category performance as the consumer seeks lower priced alternatives in the inflationary environment. However, volume growth was partially muted due to labor and supply chain disruption.

Direct operating income as a percentage of net sales decreased 3.5 percentage point in the first six months of 2022 compared to the first six months of 2021. The decrease was primarily due to incremental costs related to labor and supply chain disruption and freight cost and commodity inflation, which was partially offset by favorable pricing actions to recover inflation. The decrease was partially offset by favorable volume, category mix, and favorable fixed cost overhead absorption due to higher volume.

Liquidity and Capital Resources

Cash Flow

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, including our strategic growth initiatives, and managing its capital structure on a short and long-term basis. The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $73.7 million was available under the Receivables Sales Program as of June 30, 2022. See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility. If additional borrowings are needed, approximately $730.0 million was available under the Revolving Credit Facility as of June 30, 2022. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

Our cash earnings and liquidity have been impacted by global macroeconomic challenges with commodity inflation and supply chain disruption, but we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. Under the CARES Act, we deferred the payment of $22.8 million in payroll taxes in 2020, with $1.3 million paid in the fourth quarter of 2021, $11.0 million paid in the first quarter of 2022, and the remaining $10.5 million to be paid in the first quarter of 2023. We filed refund claims from the Internal Revenue Service of $73.5 million and $8.3 million related to the net operating loss carryback provisions of the CARES Act for the 2019 and 2020 federal tax losses, respectively. We received $71.4 million in the fourth quarter of 2020 related to the 2019 refund claim and $8.3 million in the fourth quarter of 2021 related to the 2020 refund claim. Subsequent to June 30, 2022, we received the remaining $2.1 million related to the 2019 refund claim. Given the macro environment, we will continue to assess our liquidity needs while additionally managing our discretionary spending and investment strategies.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$(26.6)	$(44.0)
Investing activities of continuing operations	(62.0)	(48.3)
Financing activities of continuing operations	(20.1)	(333.0)
Cash flows from discontinued operations	—	78.5

Operating Activities From Continuing Operations

Cash used in operating activities from continuing operations was $26.6 million in the first six months of 2022 compared to $44.0 million in the first six months of 2021, a decrease in cash used of $17.4 million. The decrease was primarily attributable to an increase in cash flow from accounts payable due to improved working capital management, lower incentive compensation paid in the first quarter of 2022 compared to the first quarter of 2021 based on prior year performance, lower cash paid on interest due to debt refinancing in 2021, and an increase in cash flows from the Receivables Sales Program. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information. This was partially offset by lower cash earnings, which reflect the impact of commodity and freight cost inflation. Working capital changes have been impacted by higher sales as a result of price increases in response to commodity and freight cost inflation, which have increased receivables and inventories. The Company's working capital management emphasis continues to be focused on driving faster collection of receivables and extending vendor terms.

Investing Activities From Continuing Operations

Cash used in investing activities from continuing operations was $62.0 million in the first six months of 2022 compared to $48.3 million in the first six months of 2021, an increase in cash used of $13.7 million. This was primarily driven by the non-recurrence of proceeds received from the sale of our investments during the first quarter of 2021 as the Company entered into a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability (refer to Note 15 to our Condensed Consolidated Financial Statements for additional information) and higher capital expenditures for manufacturing plant improvements in 2022. This was partially offset by the non-recurrence of additional purchase consideration transferred to acquire machinery and equipment utilized in the Riviana Foods Fresno, California facility during the second quarter of 2021 and increased proceeds received from the sale of fixed assets.

Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations was $20.1 million in the first six months of 2022 compared to $333.0 million in the first six months of 2021, a decrease in cash used of $312.9 million. The decrease in cash used is attributable to the debt refinancing in the prior year, which included the redemption of the 2024 Notes of $602.9 million. Additionally, there was $25.0 million of common stock repurchases during the first six months of 2021, which contributed to the decrease in cash used. This was partially offset by the Amendment to the Credit Agreement in the prior year, which resulted in an increase in Term Loan balances of $304.0 million, and a $20.0 million draw on the Company's Revolving Credit Facility during the first six months of 2021. Additionally, the Company paid all of the quarterly term loan payments for 2022.

Cash Flows From Discontinued Operations

There was no cash provided from discontinued operations in the first six months of 2022 compared to $78.5 million in the first six months of 2021 due to the completion of the sale of the Ready-to-eat Cereal business on June 1, 2021. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

Debt Obligations

At June 30, 2022, we had $491.3 million outstanding under Term Loan A, $913.7 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $2.3 million of finance lease obligations.

As of June 30, 2022, $730.0 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026. In addition, as of June 30, 2022, there were $20.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Certain tax positions have been challenged by the Canadian Revenue Agency ("CRA") in 2022. Management is appealing any such assessment and issued additional letters of credit subsequent to June 30, 2022 totaling approximately $16.6 million to proceed with the appeal. The Company believes these positions are more-likely-than-not to be sustained upon final adjudication of these matters.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended June 30, 2022 was 2.66%. Including the impact of interest rate swap agreements in effect as of June 30, 2022, the average rate is 4.01%.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. On February 14, 2022, the Company entered into Amendment No. 4 (the “Amendment”) to the Credit Agreement. This Amendment temporarily increases the leverage covenant threshold from 4.50x to 5.50x through June 30, 2022, then 5.25x through September 30, 2022 and thereafter reverts to 4.50x. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to the Amendment. We are in compliance with all applicable debt covenants as of June 30, 2022.

See Note 9 to our Condensed Consolidated Financial Statements for information on our debt obligations.

Lease Obligations and Right-of-use Assets

Our long term operating lease liabilities were $166.9 million at June 30, 2022 and $144.0 million at December 31, 2021, an increase of $22.9 million. Our operating lease right-of-use assets were $192.0 million at June 30, 2022 and $165.6 million at December 31, 2021, an increase of $26.4 million. Both the increase of the long term operating lease liabilities and operating lease right-of-use assets were primarily a result of extending two distribution center leases through 2027 and the addition of plant warehouse capacity. This was partially offset by payments on long term operating lease liabilities and amortization of operating lease right-of-use assets.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Six Months Ended June 30, 2022
(unaudited, in millions)
Net sales	$2,210.3
Gross profit (1)	297.0
Net loss from continuing operations	(28.4)
Net income from discontinued operations	1.0
Net loss	(27.4)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	June 30, 2022	December 31, 2021
	(unaudited, in millions)
Current assets	$1,183.6	$1,098.9
Noncurrent assets	3,599.1	3,624.8
Current liabilities	1,073.9	967.7
Noncurrent liabilities (2)	2,216.8	2,244.3

(1)For the six months ended June 30, 2022, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $43.9 million of net sales to the Non-Guarantor Subsidiaries and $133.8 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from/(to) Non-Guarantor Subsidiaries of $20.6 million and $(0.3) million as of June 30, 2022 and December 31, 2021, respectively.

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

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted (loss) earnings per diluted share from continuing operations ("adjusted diluted EPS") reflects adjustments to GAAP loss per diluted share from continuing operations to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as divestiture, acquisition, integration, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, impairment of assets, the impact of the COVID-19 pandemic, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company's performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(unaudited)		(unaudited)
Diluted loss per share from continuing operations (GAAP)		$(0.55)	$(0.09)	$(0.60)	$(0.09)
Growth, reinvestment, restructuring programs & other	(1)	0.28	0.39	0.85	0.74
Divestiture, acquisition, integration, and related costs	(2)	0.38	0.12	0.57	0.21
Shareholder activism	(3)	0.02	0.01	0.03	0.05
Litigation matter	(4)	—	—	0.01	—
Tax indemnification	(5)	—	0.01	0.01	0.01
COVID-19	(6)	—	0.08	—	0.24
Loss on extinguishment of debt	(7)	—	—	—	0.26
Foreign currency loss (gain) on re-measurement of intercompany notes	(8)	0.02	(0.02)	(0.02)	(0.05)
Mark-to-market adjustments	(9)	(0.20)	(0.11)	(1.11)	(0.49)
Taxes on adjusting items		0.01	(0.13)	0.07	(0.25)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$(0.04)	$0.26	$(0.19)	$0.63

During the three and six months ended June 30, 2022 and 2021, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)
The Company's growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. For the three months ended June 30, 2022 and 2021, the Company incurred growth, reinvestment, and restructuring program costs of approximately $15.6 million and $22.2 million, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred growth, reinvestment, and restructuring program costs of approximately $47.7 million and $41.8 million, respectively. Additionally, the Company recognized other items affecting comparability including regulatory compliance cost reimbursements related to changes in nutrition labeling requirements. There were no other items recognized during the three and six months ended June 30, 2022. These other items were approximately $(0.1) million for the six months ended June 30, 2021.

Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

(2)	Divestiture, acquisition, integration, and related costs represent costs associated with completed and potential divestitures, completed and potential acquisitions, the related integration of the acquisitions, and gains or losses on the divestiture of a business.

Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

(3)	The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(4)
During the six months ended June 30, 2022, the Company recognized $0.4 million incremental expense for the settlement payment of the $9.0 million accrual related to a litigation matter challenging wage and hour practices at three former manufacturing facilities in California.

Refer to Note 14 to our Condensed Consolidated Financial Statements for additional information.

(5)	Tax indemnification represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(6)
During 2021, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included additional protective equipment for employees and additional sanitation measures. These costs were approximately $4.5 million and $13.3 million for the three and six months ended June 30, 2021, respectively.

(7)
For the six months ended June 30, 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million in connection with the redemption of its 2024 Notes and Credit Agreement refinancing.

Refer to Note 9 to our Condensed Consolidated Financial Statements for additional information.

(8)
The Company has foreign currency denominated intercompany loans and incurred foreign currency losses of $1.1 million and foreign currency gains of $1.3 million for the three months ended June 30, 2022 and 2021, respectively, to re-measure the loans at quarter end. For the six months ended June 30, 2022 and 2021, the Company incurred foreign currency gains of $0.9 million and $2.8 million, respectively. These charges are non-cash and the loans are eliminated in consolidation.

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

Adjusted Net (Loss) Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted EBITDAS from Continuing Operations, Adjusted Net (Loss) Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations, Adjusted EBITDA Margin from Continuing Operations, and Adjusted EBITDAS Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted net (loss) income from continuing operations represents GAAP net loss from continuing operations as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.

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

The following table reconciles the Company's net loss from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net (loss) income from continuing operations, Adjusted EBIT from continuing operations, Adjusted EBITDA from continuing operations, and Adjusted EBITDAS from continuing operations for the three and six months ended June 30, 2022 and 2021:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(unaudited in millions)
Net loss from continuing operations (GAAP)		$(30.6)	$(5.2)	$(33.4)	$(4.8)
Growth, reinvestment, restructuring programs & other	(1)	15.6	22.2	47.7	41.7
Divestiture, acquisition, integration, and related costs	(2)	21.3	6.5	31.8	11.8
Shareholder activism	(3)	1.1	1.0	1.7	3.1
Litigation matter	(4)	—	—	0.4	—
Tax indemnification	(5)	—	0.2	0.2	0.2
COVID-19	(6)	—	4.5	—	13.3
Loss on extinguishment of debt	(7)	—	—	—	14.4
Foreign currency loss (gain) on re-measurement of intercompany notes	(8)	1.1	(1.3)	(0.9)	(2.8)
Mark-to-market adjustments	(9)	(11.4)	(6.2)	(62.3)	(27.8)
Less: Taxes on adjusting items		0.7	(6.9)	4.0	(13.8)
Adjusted net (loss) income from continuing operations (Non-GAAP)		(2.2)	14.8	(10.8)	35.3
Interest expense		20.6	18.5	39.8	43.6
Interest income		(0.2)	—	(4.3)	(4.1)
Income taxes		(3.0)	(1.4)	(1.8)	(1.6)
Add: Taxes on adjusting items		(0.7)	6.9	(4.0)	13.8
Adjusted EBIT from continuing operations (Non-GAAP)		14.5	38.8	18.9	87.0
Depreciation and amortization		52.0	53.8	105.1	107.3
Adjusted EBITDA from continuing operations (Non-GAAP)		66.5	92.6	124.0	194.3
Stock-based compensation expense	(10)	4.4	4.1	8.4	8.6
Adjusted EBITDAS from continuing operations (Non-GAAP)		$70.9	$96.7	$132.4	$202.9

Net loss margin from continuing operations		(2.6)%	(0.5)%	(1.4)%	(0.2)%
Adjusted net (loss) income margin from continuing operations		(0.2)%	1.5%	(0.5)%	1.7%
Adjusted EBIT margin from continuing operations		1.2%	3.9%	0.8%	4.2%
Adjusted EBITDA margin from continuing operations		5.6%	9.2%	5.3%	9.4%
Adjusted EBITDAS margin from continuing operations		5.9%	9.6%	5.7%	9.8%

		Location in Condensed	Three Months Ended June 30,		Six Months Ended June 30,
		Consolidated Statements of Operations	2022	2021	2022	2021
			(unaudited in millions)
(1)	Growth, reinvestment, restructuring programs & other	Other operating expense, net	$15.6	$22.2	$47.7	$41.8
		Cost of sales	—	—	—	(0.1)
(2)	Divestiture, acquisition, integration, and related costs	General and administrative	20.7	3.8	29.9	7.7
		Cost of sales	0.5	0.1	1.6	1.4
		Other operating expense, net	0.1	2.6	0.3	2.7
(3)	Shareholder activism	General and administrative	1.1	1.0	1.7	3.1
(4)	Litigation matter	General and administrative	—	—	0.4	—
(5)	Tax indemnification	Other income, net	—	0.2	0.2	0.2
(6)	COVID-19	Cost of sales	—	4.5	—	13.3
(7)	Loss on extinguishment of debt	Loss on extinguishment of debt	—	—	—	14.4
(8)	Foreign currency loss (gain) on re-measurement of intercompany notes	Loss (gain) on foreign currency exchange	1.1	(1.3)	(0.9)	(2.8)
(9)	Mark-to-market adjustments	Other income, net	(11.4)	(6.2)	(62.3)	(27.8)
(10)	Stock-based compensation expense included as an adjusting item	Other operating expense, net	1.4	0.4	1.7	0.8

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

	Six Months Ended June 30,
	2022	2021
	(In millions)
Cash flow used in operating activities from continuing operations (GAAP)	$(26.6)	$(44.0)
Less: Capital expenditures	(66.8)	(61.7)
Free cash flow from continuing operations (Non-GAAP)	$(93.4)	$(105.7)

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

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the Company's critical accounting estimates in the three and six months ended June 30, 2022.

Cautionary Statement Regarding Forward Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Furthermore, to the extent that we effect a divestiture of a significant portion of our Meal Preparation Business in connection with our ongoing strategic review process, our future results of operations will be impacted by such divestiture.

The words "believe," "estimate," "project," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the current status our efforts to divest of a significant portion of our Meal Preparation Business; the impact that any such divestiture might have on the Company’s operations; risks related to the impact of the ongoing COVID-19 outbreak on our business, suppliers, consumers, customers, and employees; the success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; raw material and commodity costs; competition; loss of key suppliers; disruptions or inefficiencies in our supply chain and/or operations, including from the ongoing COVID-19 outbreak; our ability to continue to make acquisitions and execute on divestitures in accordance with our business strategy or effectively manage the growth from acquisitions; impairment of goodwill or long lived assets; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; shareholder activism; disruptions in or failures of our information technology systems; disruptions resulting from the announcement of the exploration of strategic alternatives; changes in weather conditions, climate changes, and natural disasters; labor strikes or work stoppages; multiemployer pension plans; labor shortages and increased competition for labor; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2021, and from time to time in our filings with the Securities and Exchange Commission ("SEC").

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosures.

As of June 30, 2022, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to systems and processes to improve such controls and increase efficiency. During the fourth quarter of 2021, we began to work with a outsourced third-party partner to further simplify and standardize processes and focus on scalable, transactional processes across the Company. In the second quarter of 2022, we completed the transition of some of our transactional data processing from our financial shared service center to one outsourced third-party partner. Pursuant to our service agreement, the controls previously established around these accounting functions will be maintained by us, and they are subject to management’s internal control testing.

Other than as described in the preceding paragraph, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated April 28, 2011.
10.1	TreeHouse Foods, Inc. 2022 Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2022.
10.2	TreeHouse Foods, Inc. 2022 Performance-Based Restricted Share Unit Award Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 18, 2022.
10.3	TreeHouse Foods, Inc. 2022 Performance-Based Restricted Share Unit Award Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 18, 2022.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: August 8, 2022	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Interim Chief Financial Officer and Chief Accounting Officer