Form 10-Q
period 2022-09-30
TreeHouse Foods, Inc.
filed 2022-11-07
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022.
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of October 31, 2022 was 56,082,442.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$74.7	$304.5
Receivables, net	155.1	151.3
Inventories	648.9	461.6
Prepaid expenses and other current assets	64.6	57.0
Assets of discontinued operations	1,251.7	1,208.1
Total current assets	2,195.0	2,182.5
Property, plant, and equipment, net	655.8	700.1
Operating lease right-of-use assets	182.9	138.1
Goodwill	1,817.0	1,821.9
Intangible assets, net	305.4	336.6
Other assets, net	32.0	28.6
Total assets	$5,188.1	$5,207.8
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$721.9	$625.9
Accrued expenses	186.5	233.9
Current portion of long-term debt	11.3	15.4
Liabilities of discontinued operations	339.4	282.5
Total current liabilities	1,259.1	1,157.7
Long-term debt	1,879.4	1,890.0
Operating lease liabilities	158.6	119.0
Deferred income taxes	106.9	105.1
Other long-term liabilities	69.1	90.6
Total liabilities	3,473.1	3,362.4
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.1 and 55.8 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	0.6	0.6
Treasury stock	(133.3)	(133.3)
Additional paid-in capital	2,200.5	2,187.4
Accumulated deficit	(278.6)	(155.7)
Accumulated other comprehensive loss	(74.2)	(53.6)
Total stockholders' equity	1,715.0	1,845.4
Total liabilities and stockholders' equity	$5,188.1	$5,207.8

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$875.0	$751.7	$2,457.8	$2,129.6
Cost of sales	745.7	625.8	2,118.8	1,784.8
Gross profit	129.3	125.9	339.0	344.8
Operating expenses:
Selling and distribution	52.0	50.1	167.9	143.8
General and administrative	51.5	38.1	160.5	142.0
Amortization expense	11.9	11.8	35.7	35.4
Other operating expense, net	23.4	16.9	66.4	57.8
Total operating expenses	138.8	116.9	430.5	379.0
Operating (loss) income	(9.5)	9.0	(91.5)	(34.2)
Other expense (income):
Interest expense	17.5	16.5	51.2	55.5
Loss on extinguishment of debt	—	—	—	14.4
Loss (gain) on foreign currency exchange	3.0	0.6	3.0	(0.3)
Other income, net	(16.9)	(3.6)	(84.7)	(38.7)
Total other expense (income)	3.6	13.5	(30.5)	30.9
Loss before income taxes	(13.1)	(4.5)	(61.0)	(65.1)
Income tax expense (benefit)	2.0	(0.4)	(4.8)	(15.0)
Net loss from continuing operations	(15.1)	(4.1)	(56.2)	(50.1)
Net (loss) income from discontinued operations	(75.4)	10.8	(66.7)	66.7
Net (loss) income	$(90.5)	$6.7	$(122.9)	$16.6

Earnings (loss) per common share - basic:
Continuing operations	$(0.27)	$(0.07)	$(1.00)	$(0.90)
Discontinued operations	(1.34)	0.19	(1.19)	1.19
Earnings (loss) per share basic (1)	$(1.61)	$0.12	$(2.19)	$0.30

Earnings (loss) per common share - diluted:
Continuing operations	$(0.27)	$(0.07)	$(1.00)	$(0.90)
Discontinued operations	(1.34)	0.19	(1.19)	1.19
Earnings (loss) per share diluted (1)	$(1.61)	$0.12	$(2.19)	$0.30

Weighted average common shares:
Basic	56.1	55.8	56.0	55.9
Diluted	56.1	55.8	56.0	55.9

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(90.5)	$6.7	$(122.9)	$16.6

Other comprehensive (loss) income:
Foreign currency translation adjustments	(14.5)	(9.2)	(20.8)	(2.5)
Pension and postretirement reclassification adjustment	0.1	0.2	0.2	0.5
Other comprehensive loss	(14.4)	(9.0)	(20.6)	(2.0)
Comprehensive (loss) income	$(104.9)	$(2.3)	$(143.5)	$14.6

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
Balance, January 1, 2021	58.3	$0.6	$2,179.9	$(143.2)	(2.4)	$(108.3)	$(64.0)	$1,865.0
Net income	—	—	—	1.5	—	—	—	1.5
Other comprehensive income	—	—	—	—	—	—	1.0	1.0
Issuance of stock awards	0.3	—	(7.9)	—	—	—	—	(7.9)
Stock-based compensation	—	—	4.9	—	—	—	—	4.9
Balance, March 31, 2021	58.6	$0.6	$2,176.9	$(141.7)	(2.4)	$(108.3)	$(63.0)	$1,864.5
Net income	—	—	—	8.4	—	—	—	8.4
Other comprehensive income	—	—	—	—	—	—	6.0	6.0
Treasury stock repurchases	—	—	—	—	(0.5)	(25.0)	—	(25.0)
Issuance of stock awards	—	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	4.7	—	—	—	—	4.7
Balance, June 30, 2021	58.6	$0.6	$2,181.5	$(133.3)	(2.9)	$(133.3)	$(57.0)	$1,858.5
Net income	—	—	—	6.7	—	—	—	6.7
Other comprehensive loss	—	—	—	—	—	—	(9.0)	(9.0)
Issuance of stock awards	0.1	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	1.7	—	—	—	—	1.7
Balance, September 30, 2021	58.7	$0.6	$2,183.1	$(126.6)	(2.9)	$(133.3)	$(66.0)	$1,857.8

Balance, January 1, 2022	58.7	$0.6	$2,187.4	$(155.7)	(2.9)	$(133.3)	$(53.6)	$1,845.4
Net loss	—	—	—	(3.0)	—	—	—	(3.0)
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Issuance of stock awards	0.2	—	(3.3)	—	—	—	—	(3.3)
Stock-based compensation	—	—	4.3	—	—	—	—	4.3
Balance, March 31, 2022	58.9	$0.6	$2,188.4	$(158.7)	(2.9)	$(133.3)	$(49.2)	$1,847.8
Net loss	—	—	—	(29.4)	—	—	—	(29.4)
Other comprehensive loss	—	—	—	—	—	—	(10.6)	(10.6)
Stock-based compensation	—	—	5.8	—	—	—	—	5.8
Balance, June 30, 2022	58.9	$0.6	$2,194.2	$(188.1)	(2.9)	$(133.3)	$(59.8)	$1,813.6
Net loss	—	—	—	(90.5)	—	—	—	(90.5)
Other comprehensive loss	—	—	—	—	—	—	(14.4)	(14.4)
Issuance of stock awards	0.1	—	(0.5)	—	—	—	—	(0.5)
Stock-based compensation	—	—	6.8	—	—	—	—	6.8
Balance, September 30, 2022	59.0	$0.6	$2,200.5	$(278.6)	(2.9)	$(133.3)	$(74.2)	$1,715.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(122.9)	$16.6
Net (loss) income from discontinued operations	(66.7)	66.7
Net loss from continuing operations	(56.2)	(50.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106.9	112.3
Stock-based compensation	15.2	10.1
Loss on extinguishment of debt	—	14.4
Unrealized gain on derivative contracts	(79.3)	(33.1)
Deferred income taxes	5.7	(1.3)
Other	6.8	3.5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	(6.1)	27.3
Inventories	(199.3)	(90.8)
Prepaid expenses and other assets	22.0	(5.3)
Accounts payable	110.5	12.1
Accrued expenses and other liabilities	(16.6)	(56.1)
Net cash used in operating activities - continuing operations	(90.4)	(57.0)
Net cash (used in) provided by operating activities - discontinued operations	(23.7)	111.2
Net cash (used in) provided by operating activities	(114.1)	54.2
Cash flows from investing activities:
Additions to property, plant, and equipment	(55.1)	(58.9)
Additions to intangible assets	(6.2)	(11.5)
Proceeds from sale of fixed assets	4.8	0.1
Proceeds from sale of investments	—	17.2
Net cash used in investing activities - continuing operations	(56.5)	(53.1)
Net cash (used in) provided by investing activities - discontinued operations	(35.9)	60.4
Net cash (used in) provided by investing activities	(92.4)	7.3
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	326.9	194.4
Payments under Revolving Credit Facility	(326.9)	(194.4)
Payments on financing lease obligations	(1.0)	(1.3)
Payment of deferred financing costs	(2.7)	(8.5)
Payments on Term Loans	(14.3)	(1,133.2)
Proceeds from refinanced Term Loans	—	1,430.0
Repurchase of Notes	—	(602.9)
Payment of debt premium for extinguishment of debt	—	(9.0)
Repurchases of common stock	—	(25.0)
Payments related to stock-based award activities	(3.8)	(8.0)
Net cash used in financing activities - continuing operations	(21.8)	(357.9)
Net cash used in financing activities - discontinued operations	(0.3)	(0.3)
Net cash used in financing activities	(22.1)	(358.2)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(0.5)
Net decrease in cash and cash equivalents	(231.1)	(297.2)
Add: Cash and cash equivalents of discontinued operations, beginning of period	4.1	11.8
Less: Cash and cash equivalents of discontinued operations, end of period	(2.8)	(12.5)
Cash and cash equivalents, beginning of period	304.5	352.8
Cash and cash equivalents, end of period	$74.7	$54.9

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow disclosures:
Interest paid	$51.0	$60.3
Net income taxes (refunded) paid	(2.3)	0.5

Non-cash investing activities:
Accrued purchase of property and equipment	$21.5	$16.8
Accrued other intangible assets	1.2	2.5
Right-of-use assets obtained in exchange for lease obligations	77.2	17.1

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2022
(Unaudited)
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

Use of Estimates

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

Summary of Significant Accounting Policies

A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Discontinued Operations

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business, including pasta, pourable and spoonable dressing, preserves, red sauces, syrup, dry blends and baking, dry dinners, pie filling, pita chips and other sauces, for a base purchase price of $950 million (the "Transaction" or the "Business"), subject to certain adjustments pursuant to the terms of the Stock Purchase Agreement, dated as of August 10, 2022. This Transaction is in line with the Company’s strategy to build leadership and depth around a focused group of categories in its higher-growth businesses. Beginning in the third quarter of 2022, the Business met the criteria for discontinued operations presentation, and, as such, has been excluded from continuing operations for all periods presented. Refer to Note 7 for additional information.

Segment Information

As a result of entering into the Transaction, the Company changed the structure of its internal organization and reporting in the third quarter of 2022 and began operating as one segment. The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. We manufacture and distribute private label food and beverages in North America. Our products are primarily shelf stable and share similar customers and distribution. The Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM") allocates resources and assesses performance based upon discrete financial information at the consolidated level. We have one segment manager who reports directly to the CODM with incentive compensation based on aggregated consolidated results of the Company. The annual operating plan is prepared and approved by the CODM based on consolidated results of the Company. We operate our business with a centralized financial systems infrastructure, and we share centralized resources for sales, procurement, and general and administrative activities. The majority of our manufacturing plants each produce one food or beverage category. Refer to Note 20 for disaggregation of revenue for additional information of our principal products sold.

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

Below is a description of each of the Growth, Reinvestment, and Restructuring Programs:

(1) Strategic Growth Initiatives

In the first quarter of 2021, the Company began executing on its growth and reinvestment initiatives designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories. These initiatives are intended to better position the Company to accelerate future revenue and earnings growth, and improve the execution of our strategy to be our customers' preferred manufacturing and distribution partner. This reinvestment will occur through 2023, and the cumulative costs incurred to date are $91.1 million. The Company currently expects the total costs will be up to $130.0 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. Consulting and professional fees are expected to include building digital capabilities and advancing automation and value engineering in our supply chain network. Employee-related costs primarily consist of severance, retention, and dedicated employee costs.

(2) Other

Other costs include restructuring costs incurred for retention, severance, organization redesign, information technology system implementation, costs to exit facilities or production, and other administrative costs. Retention includes one-time cash recognition payments that were expensed ratably from the fourth quarter of 2021 to the first quarter of 2022 as well as additional cash bonuses and stock-based compensation to drive retention through 2023.

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Strategic Growth Initiatives	$6.5	$13.4	$31.1	$43.0
Other	15.9	3.5	35.3	14.7
Total	$22.4	$16.9	$66.4	$57.7

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Employee-related	$12.5	$4.3	$31.8	$16.3
Other costs	9.9	12.6	34.6	41.4
Total	$22.4	$16.9	$66.4	$57.7

For the three and nine months ended September 30, 2022 and 2021, employee-related costs primarily consisted of retention, severance, and dedicated project employee cost; and other costs primarily consisted of consulting services. Employee-related and other costs are recognized in Other operating expense, net of the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liabilities related to severance and retention activity for the Growth, Reinvestment, and Restructuring Programs as of September 30, 2022. All amounts in the table below include continuing and discontinued operations:

	Severance	Retention	Total Exit Cost Liabilities
	(In millions)
Balance as of December 31, 2021	$3.9	$9.7	$13.6
Expenses recognized	12.3	17.6	29.9
Cash payments	(6.1)	(17.8)	(23.9)
Balance as of September 30, 2022	$10.1	$9.5	$19.6

The severance and retention liabilities are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. LEASES

The Company has operating and finance leases for manufacturing facilities, warehouses and distribution centers, office space, and certain equipment. Remaining lease terms for these leases range from 1 year to 11 years. Some of the Company's leases include options to extend the leases for up to 26 years, and some include options to terminate the leases within 1 year.

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	September 30, 2022	December 31, 2021
		(In millions)
Assets
Operating	Operating lease right-of-use assets	$182.9	$138.1
Finance	Property, plant, and equipment, net	1.3	2.2
Total assets		$184.2	$140.3

Liabilities
Current liabilities
Operating	Accrued expenses	$38.1	$33.1
Finance	Current portion of long-term debt	0.6	1.0
Total current liabilities		38.7	34.1
Noncurrent liabilities
Operating	Operating lease liabilities	158.6	119.0
Finance	Long-term debt	0.7	1.2
Total noncurrent liabilities		159.3	120.2
Total lease liabilities		$198.0	$154.3

The weighted-average discount rates for the Company's operating and finance leases are as follows:

Weighted-average discount rate	September 30, 2022	December 31, 2021
Operating leases	4.3%	4.3%
Finance leases	2.7%	2.9%

The weighted-average remaining lease term of the Company's operating and finance leases are as follows:

Weighted-average remaining lease term	September 30, 2022	December 31, 2021
Operating leases	5.9 years	6.7 years
Finance leases	2.5 years	2.8 years

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Classification	2022	2021	2022	2021
		(In millions)
Operating lease cost	Cost of sales and General and administrative	$12.1	$8.5	$29.0	$25.8
Finance lease cost:
Amortization of right-of-use assets	Cost of sales and General and administrative	0.3	0.3	0.9	1.1
Interest on lease liabilities	Interest expense	—	—	—	0.1
Total finance lease cost		0.3	0.3	0.9	1.2
Variable lease cost (1)	Cost of sales and General and administrative	3.7	4.2	11.9	11.6
Net lease cost		$16.1	$13.0	$41.8	$38.6

(1)    Includes short-term leases, which are immaterial.

Future maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In millions)
Three months ended December 31, 2022	$11.3	$0.2
2023	44.2	0.5
2024	38.8	0.4
2025	35.6	0.2
2026	34.8	—
Thereafter	59.6	—
Total lease payments	224.3	1.3
Less: Interest	(27.6)	—
Present value of lease liabilities	$196.7	$1.3

(1)     Operating lease payments include $2.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Other information related to leases were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27.8	$27.6
Financing cash flows from finance leases	1.0	1.3

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions. All amounts in the table below include continuing and discontinued operations:

	September 30, 2022	December 31, 2021
	(In millions)
Outstanding accounts receivable sold	$378.0	$357.3
Receivables collected and not remitted to financial institutions	216.4	205.0
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

The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program. All amounts in the table below include continuing and discontinued operations:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Receivables sold	$1,782.3	$1,312.3
Receivables collected and remitted to financial institutions	(1,761.6)	(1,316.3)

The loss on sale of receivables from continuing operations represents the discount taken by third-party financial institutions and was $2.0 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $3.3 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in Other income, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of September 30, 2022 or December 31, 2021, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

6. INVENTORIES

	September 30, 2022	December 31, 2021
	(In millions)
Raw materials and supplies	$259.8	$183.0
Finished goods	389.1	278.6
Total inventories	$648.9	$461.6

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. DISCONTINUED OPERATIONS

Sale of a Significant Portion of the Meal Preparation Business

On August 10, 2022, the Company, entered into a Stock Purchase Agreement (the "Purchase Agreement") with two entities affiliated with Investindustrial: Rushmore Investment III LLC, a Delaware limited liability company ("US Buyer") and 1373978 B.C., ULC, a British Columbia unlimited liability company ("CA Buyer" and together with US Buyer, the "Buyer"). On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Business") for a base purchase price of $950.0 million, subject to certain adjustments pursuant to the terms of the Purchase Agreement. The purchase price consists of approximately $527.5 million in cash and approximately $422.5 million in a five-year secured seller promissory note issued by Rushmore Investment III LLC in favor of the Company and certain of its subsidiaries. The sale of the Business is in line with the Company’s strategy to build leadership and depth around a focused group of categories in its higher-growth businesses. In October 2022, the Company used the majority of its cash proceeds of the sale to pay down debt.

The Business consists of consumer packaged food manufacturers operating 14 manufacturing facilities in the United States, Canada, and Italy servicing primarily retail grocery customers. The Business includes 11 categories and sells center of the store grocery and main course meal items, such as pasta, pourable dressings, sauces, red sauces (salsas and pasta sauces), spoonables (mayos and dips), syrups, preserves, dry dinners (macaroni and cheese), dry blends and baking goods, and pie filling as well as pita chips, which was previously reported in the Snacking & Beverages segment.

The Company entered into a Transition Services Agreement ("TSA") with the Buyer, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA include, but are not limited to, IT systems implementation, IT and financial shared services, procurement and order processing, customer service, distribution network separation, and a supply agreement. These services terminate at various times up to twenty-four months from the date of sale and certain services can be renewed with a maximum of an additional twelve-month period. Additionally, a $35.0 million credit will be provided to the Buyer by TreeHouse to cover initial TSA set-up costs that otherwise would have been incurred by the Buyer ("TSA Credit"). The TSA Credit is included in the fair value of consideration transferred, and it represents deferred income for TreeHouse until the Company incurs the related TSA set-up costs, at which point deferred income will be reduced and TSA income recognized.

The Company has classified the assets and liabilities related to the Business as held for sale in its Condensed Consolidated Balance Sheets as of September 30, 2022. The disposal group of the Business was tested for recoverability as of the balance sheet date, and the Company recognized an expected loss on disposal of $73.8 million during the three and nine months ended September 30, 2022, as the fair value was determined to be less than the carrying value of the associated assets, including the related goodwill. The fair value for the secured seller promissory note was estimated at par value as of September 30, 2022, and the valuation will be completed in the fourth quarter of 2022. The expected loss on disposal is recognized within Net (loss) income from discontinued operations in the Condensed Consolidated Statements of Operations.

Ready-to-eat Cereal

On June 1, 2021, the Company simultaneously entered into a definitive agreement and completed the sale of its Ready-to-eat ("RTE") Cereal business to Post Holdings, Inc. ("Post") for a base purchase price of $85.0 million, subject to customary purchase price adjustments, resulting in cash proceeds at closing of $88.0 million. The Company classified the proceeds within Net cash (used in) provided by investing activities - discontinued operations, and a pre-tax gain was recognized on the transaction upon closing of $18.4 million as a component of Net (loss) income from discontinued operations in the Condensed Consolidated Statements of Operations. The sale of this business was part of the Company's portfolio optimization strategy. RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada.

The Company entered into a Transition Services Agreement ("RTE TSA") with Post, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the RTE TSA terminate at various times up to twelve months from the date of sale and certain services were renewed with a maximum of an additional six-month period expected to end in the fourth quarter of 2022. The income received under the RTE TSA was not material for the three and nine months ended September 30, 2022 or 2021 and is primarily classified within General and administrative expenses or Cost of sales in the Company's Condensed Consolidated Statements of Operations depending on the functions being supported by the Company.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has reflected both of these transactions as a discontinued operation. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Net sales	$424.4	$349.2	$1,179.6	$1,110.2
Cost of sales	370.1	295.1	1,018.1	918.5
Selling, general, administrative and other operating expenses	41.9	31.0	117.0	95.6
Amortization expense	2.0	6.3	14.5	19.1
Loss (gain) on sale of business	73.8	—	73.8	(18.4)
Operating income from discontinued operations	(63.4)	16.8	(43.8)	95.4
Interest and other expense	11.4	4.1	18.3	8.9
Income tax (benefit) expense	0.6	1.9	4.6	19.8
Net (loss) income from discontinued operations	$(75.4)	$10.8	$(66.7)	$66.7

Assets and liabilities of discontinued operations presented in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 include the following:

	September 30, 2022	December 31, 2021
	(In millions)
Cash	$2.8	$4.1
Receivables, net	133.7	57.9
Inventories	271.3	216.2
Prepaid expenses and other assets	5.2	5.5
Property, plant, and equipment, net	323.5	319.0
Operating lease right-of-use assets	29.9	27.5
Goodwill	356.0	359.5
Intangible assets, net	203.1	218.4
Valuation allowance	(73.8)	—
Total assets of discontinued operations	$1,251.7	$1,208.1

Accounts payable	$207.8	$160.1
Accrued expenses and other liabilities	56.5	45.2
Operating lease liabilities	25.6	25.0
Deferred income taxes	49.5	52.2
Total liabilities of discontinued operations	$339.4	$282.5

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. PROPERTY, PLANT, AND EQUIPMENT

	September 30, 2022	December 31, 2021
	(In millions)
Land	$28.5	$28.7
Buildings and improvements	315.3	308.0
Machinery and equipment	997.4	999.1
Construction in progress	48.6	51.3
Total	1,389.8	1,387.1
Less accumulated depreciation	(734.0)	(687.0)
Property, plant, and equipment, net	$655.8	$700.1

Depreciation expense was $23.2 million and $25.5 million for the three months ended September 30, 2022 and 2021 and $71.2 million and $76.9 million for the nine months ended September 30, 2022 and 2021, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of the changes in organizational structure completed in the third quarter of 2022, the Company now has one reportable segment. See Note 1 for more information regarding the change in segment structure during the third quarter of 2022. See Note 7 for more information regarding Goodwill of $356.0 million reclassified within Assets of discontinued operations in the Condensed Consolidated Balance Sheets as of September 30, 2022 as a result of the sale of a significant portion of the Meal Preparation business.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows:

Goodwill
(In millions)
Balance at December 31, 2021, before accumulated impairment losses	$1,854.9
Accumulated impairment losses	(33.0)
Balance at December 31, 2021	1,821.9
Foreign currency exchange adjustments	(4.9)
Balance at September 30, 2022	$1,817.0

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$542.6	$(321.0)	$221.6	$545.5	$(297.3)	$248.2
Trademarks	18.7	(14.2)	4.5	18.8	(13.4)	5.4
Formulas/recipes	15.0	(14.6)	0.4	15.1	(14.5)	0.6
Computer software	203.1	(130.2)	72.9	197.6	(121.2)	76.4
Total finite lived intangibles	779.4	(480.0)	299.4	777.0	(446.4)	330.6

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$785.4	$(480.0)	$305.4	$783.0	$(446.4)	$336.6

10. ACCRUED EXPENSES

Accrued expenses consist of:

	September 30, 2022	December 31, 2021
	(In millions)
Payroll and benefits	$79.4	$46.0
Trade promotion liabilities	22.1	21.8
Operating lease liabilities	38.1	33.1
Interest	5.8	8.8
Taxes	7.0	3.3
Health insurance, workers' compensation, and other insurance costs	22.0	21.9
Derivative contracts	0.1	52.1
Other accrued liabilities	12.0	46.9
Total	$186.5	$233.9

11. INCOME TAXES

Income taxes were recognized at effective rates of (15.3)% and 7.9% for the three and nine months ended September 30, 2022, respectively, compared to 8.9% and 23.0% for the three and nine months ended September 30, 2021, respectively. The change in the Company's effective tax rate for the three months ended September 30, 2022 compared to 2021 is primarily driven by a change in the valuation allowance recorded against certain deferred tax assets, tax expense recognized in 2022 due to the restructuring of certain Canadian subsidiaries, and tax expense recognized in 2021 due to the enactment of the "Coronavirus Aid, Relief, and Economic Security Act" (the "CARES Act"). The change in the Company's effective tax rate for the nine months ended September 30, 2022 compared to 2021 is primarily driven by a change in the valuation allowance recorded against certain deferred tax assets, tax expense recognized in 2021 due to the enactment of the CARES Act, and a change in the amount of non-deductible executive compensation. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.6 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $0.3 million of the $0.6 million could affect net income when settled. The timing of cash settlement, if any, cannot be reasonably estimated for uncertain tax benefits.

12. LONG-TERM DEBT

	September 30, 2022	December 31, 2021
	(In millions)
Term Loan A	$491.3	$496.3
Term Loan A-1	913.7	923.0
2028 Notes	500.0	500.0
Finance leases	1.3	2.2
Total outstanding debt	1,906.3	1,921.5
Deferred financing costs	(15.6)	(16.1)
Less current portion	(11.3)	(15.4)
Total long-term debt	$1,879.4	$1,890.0

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

On August 10, 2022, the Company entered into Amendment No. 5 to the Credit Agreement. Under Amendment No. 5, among other things, the parties have agreed to: (i) amend the definition of "Consolidated EBITDA", (ii) allow the Borrower to make Investments pursuant to a credit facility in principal amount not to exceed $50.0 million provided by the Borrower or any guarantors under the Credit Agreement to any Person that comprises or owns, directly or indirectly, any business unit disposed of by the Borrower or any such guarantors; and (iii) allow the Borrower to consummate the Transaction for consideration of at least 65% cash or cash equivalents. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 5.

The Company's average interest rate on debt outstanding under its Credit Agreement for the three months ended September 30, 2022 was 4.10%. Including the impact of interest rate swap agreements in effect as of September 30, 2022, the average rate is 4.54%.

Revolving Credit Facility — As of September 30, 2022, $714.2 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026. In addition, as of September 30, 2022, there were $35.8 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit. In October 2022, the Company reduced the revolving credit commitment from $750.0 million to an aggregate amount of $500.0 million.

Term Loan A and Term Loan A-1 — In October 2022, the Company paid down debt of $500.0 million which consisted of $174.8 million on Term Loan A and $325.2 million on Term Loan A-1. The cash used to pay down the term loans was from the net proceeds of the divestiture of a significant portion of the Meal Preparation business.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value — At September 30, 2022, the aggregate fair value of the Company's total debt was $1,782.3 million and its carrying value was $1,905.0 million. At December 31, 2021, the aggregate fair value of the Company's total debt was $1,899.5 million and its carrying value was $1,919.3 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

13. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share data)
Weighted average common shares outstanding	56.1	55.8	56.0	55.9
Assumed exercise/vesting of equity awards (1)	—	—	—	—
Weighted average diluted common shares outstanding	56.1	55.8	56.0	55.9

(1)For the three and nine months ended September 30, 2022 and 2021, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.6 million and 1.4 million for the three and nine months ended September 30, 2022, respectively, and 1.7 million and 1.5 million for the three and nine months ended September 30, 2021, respectively.

14. STOCK-BASED COMPENSATION

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

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net loss from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$6.1	$1.4	$15.2	$10.1
Related income tax benefit	1.5	0.3	3.6	2.5

All amounts below include continuing and discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 Stock Options — The following table summarizes stock option activity during the nine months ended September 30, 2022. Stock options granted under the plan have a three year vesting schedule, vest one-third on the second anniversary of the grant date and two-thirds on the third anniversary of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2021	1,149	$79.51	2.3	$—
Granted	376	42.69
Forfeited	(34)	42.69
Expired	(194)	67.32
Outstanding, at September 30, 2022	1,297	71.63	3.8	—
Vested/expected to vest, at September 30, 2022	1,230	73.21	3.5	—
Exercisable, at September 30, 2022	956	81.97	1.7	—

Unrecognized compensation costs related to nonvested options totaled $4.7 million at September 30, 2022 and are expected to be recognized over a weighted average period of 2.6 years. The weighted average grant date fair value of options granted in 2022 was $15.62.

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

Nine Months Ended September 30,
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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2022:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at December 31, 2021	660	$48.88	50	$48.15
Granted	673	31.91	51	31.25
Vested	(275)	50.60	(30)	48.59
Forfeited	(225)	39.65	—	—
Nonvested, at September 30, 2022	833	37.10	71	35.88
Vested and deferred, at September 30, 2022			20	47.50

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Fair value of vested restricted stock units	$1.0	$2.0	$10.3	$22.0
Tax benefit recognized from vested restricted stock units	0.1	0.5	1.6	3.7

Unrecognized compensation costs related to nonvested restricted stock units are approximately $24.4 million as of September 30, 2022 and will be recognized over a weighted average period of 1.9 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Nine Months Ended September 30,
	2022	2021
Dividend yield	0%	0%
Risk-free rate	2.36%	0.30%
Expected volatility (TreeHouse Foods, Inc.)	36.84%	35.65%
Expected volatility (Peer Group)	36.64%	37.72%
Expected volatility (Index)	16.30%	N/A
Expected term (in years)	2.14	2.75

The following table summarizes the performance unit activity during the nine months ended September 30, 2022:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2021	480	$54.21
Granted	429	45.75
Vested	(63)	64.55
Forfeited	(202)	53.68
Nonvested, at September 30, 2022	644	45.01

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Fair value of vested performance units	$—	$—	$2.0	$5.6
Tax benefit recognized from performance units vested	—	0.1	0.2	0.3

Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $17.2 million as of September 30, 2022 and are expected to be recognized over a weighted average period of 1.6 years. The fair value of the portion of the awards earned based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2020	$(67.3)	$3.3	$(64.0)
Other comprehensive loss before reclassifications	(2.5)	—	(2.5)
Reclassifications from accumulated other comprehensive loss (2)	—	0.5	0.5
Other comprehensive (loss) income	(2.5)	0.5	(2.0)
Balance at September 30, 2021	$(69.8)	$3.8	$(66.0)

Balance at December 31, 2021	$(70.9)	$17.3	$(53.6)
Other comprehensive loss before reclassifications	(20.8)	—	(20.8)
Reclassifications from accumulated other comprehensive loss (2)	—	0.2	0.2
Other comprehensive (loss) income	(20.8)	0.2	(20.6)
Balance at September 30, 2022	$(91.7)	$17.5	$(74.2)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and nine months ended September 30, 2022 and 2021.
(2)Refer to Note 16 for additional information regarding these reclassifications.

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

Components of net periodic pension benefit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Service cost	$0.1	$0.4	$0.4	$0.8
Interest cost	2.3	2.3	6.9	6.6
Expected return on plan assets	(3.8)	(3.5)	(11.4)	(10.4)
Curtailment (1)	—	(0.7)	—	(0.7)
Amortization of unrecognized prior service cost	—	—	—	0.1
Amortization of unrecognized net loss	0.1	0.2	0.2	0.4
Net periodic pension benefit	$(1.3)	$(1.3)	$(3.9)	$(3.2)

(1)     For the three and nine months ended September 30, 2021, the Company recognized a curtailment gain of $0.7 million related to the sale of the RTE Cereal business within Cost of sales in the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of net periodic postretirement cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Interest cost	$0.2	$0.2	$0.5	$0.5
Net periodic postretirement cost	$0.2	$0.2	$0.5	$0.5

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other income, net of the Condensed Consolidated Statements of Operations.

17. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three and nine months ended September 30, 2022 and 2021, which consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Restructuring (1)	$22.4	$16.9	$66.4	$57.7
Other	1.0	—	—	0.1
Total other operating expense, net	$23.4	$16.9	$66.4	$57.8

(1)     Refer to Note 3 for more information.

18. COMMITMENTS AND CONTINGENCIES

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

Due to the similarity of the derivative complaints, Bartelt was consolidated with Lavin, and Ann Arbor was consolidated with Wells. On August 24, 2022 the stay in the consolidated Lavin case was lifted, and plaintiffs were ordered to file a single operative complaint by October 24, 2022, which defendants are in the process of responding to. On August 26, 2022 plaintiffs in the consolidated Wells case filed a second amended complaint, which defendants moved to strike. A briefing schedule has been set in the consolidated Wells case for defendants’ motion to strike and the plaintiffs’ second amended complaint.

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

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. On March 28, 2022, the Magistrate Judge issued a non-public Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Condensed Consolidated Financial Statements as of September 30, 2022.

19. DERIVATIVE INSTRUMENTS

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has entered into long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base that have a notional value of $875.0 million as of both September 30, 2022 and December 31, 2021. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 2.91% from 2021 through 2025.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company's risk associated with the utility costs of its manufacturing facilities, and other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of September 30, 2022 and December 31, 2021, the notional value of the commodity contracts outstanding was $12.3 million and $58.8 million, respectively. These commodity contracts have maturities expiring through the remainder of 2022 and throughout 2023 as of September 30, 2022.

Total Return Swap Contract - The Company has an economic hedge program that uses a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. The total return swap contract is measured at fair value and recognized in the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the notional value of the total return swap contract was $4.1 million and $7.0 million, respectively.

 The following table identifies the fair value of each derivative instrument:

	September 30, 2022	December 31, 2021
	(In millions)
Asset derivatives
Commodity contracts	$5.4	$3.9
Interest rate swap agreements	25.8	—
	$31.2	$3.9
Liability derivatives
Commodity contracts	$—	$0.9
Interest rate swap agreements	—	51.2
Total return swap contract	0.1	—
	$0.1	$52.1

Asset derivatives are included within Prepaid expenses and other current assets and liability derivatives are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

The fair values of the commodity contracts, foreign currency contracts, interest rate swap agreements, and the total return swap contract are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the commodity contracts, interest rate swap agreements, and total return swap contract are based on an analysis comparing the contract rates to the market rates at the balance sheet date.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in Net Income (Loss)	2022	2021	2022	2021
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other income, net	$(7.6)	$(1.7)	$2.4	$3.5
Interest rate swap agreements	Other income, net	24.8	6.4	77.0	29.8
Total return swap contract	General and administrative	(0.1)	(0.3)	(0.1)	(0.2)
Total unrealized gain		$17.1	$4.4	$79.3	$33.1
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$3.1	$8.2	$12.9	$23.7
Interest rate swap agreements	Interest expense	(1.6)	(6.3)	(12.4)	(18.6)
Total return swap contracts	General and administrative	(0.2)	0.2	(1.3)	0.8
Total realized gain (loss)		$1.3	$2.1	$(0.8)	$5.9
Total gain		$18.4	$6.5	$78.5	$39.0

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20. DISAGGREGATION OF REVENUE

The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; retail griddle waffles, pancakes, and French toast; and snack bars
Beverages & drink mixes	Broths/stocks; liquid and powdered non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages; single serve hot beverages; and specialty teas
Grocery	Cheese & pudding; hot cereals; pickles; and refrigerated dough

Revenue disaggregated by product category groups is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Snacking	$347.4	$293.8	$980.0	$833.7
Beverages & drink mixes	290.6	241.6	797.2	694.5
Grocery	237.0	216.3	680.6	601.4
Total net sales	$875.0	$751.7	$2,457.8	$2,129.6

Revenue disaggregated by sales channel is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Retail grocery	$682.9	$575.2	$1,884.6	$1,653.6
Co-manufacturing	128.4	116.3	382.9	306.9
Food-away-from-home and other	63.7	60.2	190.3	169.1
Total net sales	$875.0	$751.7	$2,457.8	$2,129.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
TreeHouse Foods, Inc. is a leading private label food and beverage manufacturer in North America. Our purpose is to engage and delight - one customer at a time. Through our customer focus and category experience, we strive to deliver excellent service and build capabilities and insights to drive mutual profitable growth for TreeHouse and for our customers. Our purpose is supported by investment in depth, capabilities and operational efficiencies which are aimed to capitalize on the long-term growth prospects in the categories in which we operate.
We believe we are well positioned across attractive snacking and beverage growth categories fueled by strong consumer demand trends, and our portfolio includes crackers, non-dairy creamer, pickles, single serve beverages, refrigerated dough, broths/stocks, hot cereal, pretzels, in-store bakery items, griddle, cookies, snack bars, cheese & pudding, powdered beverages and other blends, tea, ready-to-drink beverages, and unique candy products. We sell our products to retail, co-manufacturing, and food-away-from-home customers in shelf stable, refrigerated, and frozen formats. We also offer our customer partners a range of value and nutritional solutions, including natural, organic and gluten free, so they can meet the unique needs of their consumers.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three and nine month periods ended September 30, 2022 and 2021. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Sale of a Significant Portion of the Meal Preparation Business

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business, including pasta, pourable and spoonable dressing, preserves, red sauces, syrup, dry blends and baking, dry dinners, pie filling, pita chips and other sauces, for a base purchase price of $950 million (the "Transaction" or the "Business"), subject to certain adjustments pursuant to the terms of the Stock Purchase Agreement, dated as of August 10, 2022. In October 2022, the Company used $500.0 million of the net proceeds to pay down debt on its term loans. This Transaction is in line with the Company’s strategy to build leadership and depth around a focused group of categories in its higher-growth businesses. Beginning in the third quarter of 2022, the Business met the criteria for discontinued operations presentation, and, as such, has been excluded from continuing operations for all periods presented. Refer to Note 7 of our Condensed Consolidated Financial Statements for additional information.

Segment Change

As a result of entering into the sale agreement of a significant portion of the Company's Meal Preparation business, the Company changed the structure of its internal organization and reporting in the third quarter of 2022 and began operating as one segment. Refer to Note 1 of our Condensed Consolidated Financial Statements for more information regarding the change in segment structure during the third quarter of 2022.

Executive Summary

The following table summarizes our consolidated financial results (in millions, except per share data and percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
GAAP Results
Net sales	$875.0	$751.7	16.4%	$2,457.8	$2,129.6	15.4%
Net loss from continuing operations	(15.1)	(4.1)	(268.3)	(56.2)	(50.1)	(12.2)
Net (loss) income	(90.5)	6.7	(1,450.7)	(122.9)	16.6	(840.4)
Diluted loss per share from continuing operations	(0.27)	(0.07)	(285.7)	(1.00)	(0.90)	(11.1)

Non-GAAP Results (1)
Adjusted EBITDA from continuing operations	76.6	85.8	(10.7)	167.0	218.5	(23.6)
Adjusted EBITDA	89.4	106.9	(16.4)	213.3	304.2	(29.9)
Adjusted net income from continuing operations	17.1	23.4	(26.9)	10.6	40.0	(73.5)
Adjusted diluted EPS from continuing operations	0.30	0.42	(28.6)	0.19	0.71	(73.2)

(1)Adjusted EBITDA from continuing operations, Adjusted EBITDA, adjusted net income from continuing operations, and adjusted diluted EPS from continuing operations are Non-GAAP financial measures. Refer to the "Non-GAAP Measures" section for additional information.

Third Quarter 2022 Financial Highlights

The following are highlights in our net sales and earnings for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Refer to the "Results of Operations" section below for further discussion and analysis.

•Net sales increased 16.4% primarily due to our pricing actions to recover commodity and freight cost inflation as we continue to manage through the current inflationary macro environment. However, labor and supply chain disruption continued to constrain our capacity to service increased demand for private label food and beverage products.
•Earnings saw sequential margin improvement when compared to the second quarter of 2022, but global labor and supply chain disruption have adversely impacted profitability when compared to the third quarter of 2021. This was partially offset by the Company's pricing actions to recover commodity and freight inflation experienced in prior periods.

Known Trends or Uncertainties

Macroeconomic Conditions

The private label value proposition is becoming increasingly important for consumers as inflation is reflected in higher shelf price, and we have seen demand for private label strengthen. Our ability to service this strengthening demand continues to be impacted by the macro environment, including industry-wide supply chain disruption and labor availability challenges. These items are not only impacting our sales volume, but they are also adversely impacting our profitability. These issues coupled with commodity inflation and increased freight costs, have increased our cost to service the customer. In response, we have implemented pricing actions to recover costs that we expect will continue to build throughout 2022. Additionally, rising interest rates during the nine months ended September 30, 2022 are challenges for both companies and consumers that are impacting the economy. The strengthening of the U.S. Dollar also adversely impacts the results of our Canadian operations.

Supply Chain Disruption and Labor Shortages

During the nine months ended September 30, 2022, we have experienced significant disruptions in the global supply chain network when compared to nine months ended September 30, 2021. These disruptions include, but are not limited to, items such as freight transportation availability, labor challenges, and raw materials and packaging availability challenges, which have negatively impacted our margins and ability to service demand during the nine months ended September 30, 2022. In response, we have implemented labor and supply initiatives, which includes actions such as increasing hourly labor rates, awarding bonuses to our hourly employees in order to better attract and retain talent, implementing one-time retention programs, granting additional stock-based compensation awards to drive retention, securing additional suppliers, and engaging additional transportation partners. We will continue to actively monitor and manage our response to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our margins and service levels.

Commodity Inflation

During the nine months ended September 30, 2022, the Company continues to experience significant cost increases compared to 2021 across raw materials, packaging materials, fuel, energy, and agricultural commodities, including but not limited to edible oils (soybean, palm, coconut, and canola), durum, wheat, oats, coffee, eggs, corn, cucumbers, and tomatoes, cucumbers, and eggs. In particular, the price of eggs has risen in 2022 in part due to a wave of avian flu which has impacted the supply of chickens and turkeys in the United States.

Additionally, in February 2022 as a result of the invasion of Ukraine by Russia, the United States and other countries imposed economic sanctions on Russian financial institutions, oil and gas imports, and other businesses. TreeHouse Foods is a North American focused company with no direct exposure to Russia or Ukraine. As such, the impact to TreeHouse has not been material to date. However, sanctions imposed by the United States on Russia oil and gas imports, as well as disruption caused to Ukraine's wheat and other agricultural supply due to the ongoing military conflict, is causing further inflation to our commodity costs. We will continue to monitor any broader economic impact from the current conflict.

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

Rising Interest Rates

The Federal Reserve has raised and is expected to continue to raise the federal funds interest rate throughout 2022 in its effort to take action against domestic inflation. The Company has long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base in order to mitigate the Company's exposure to interest rate risk. As of September 30, 2022, we have an outstanding variable-rate debt balance of $1,405.0 million, and our interest rate swap agreements with a fixed LIBOR interest rate base are at $875.0 million. The rising interest rates have had a favorable impact to the fair value of the Company's interest rate swap agreements, and the Company recorded a $24.8 million and $77.0 million mark-to-market unrealized gain for the three and nine months ended September 30, 2022, respectively. Refer to Note 19 to our Condensed Consolidated Financial Statements for additional information. For additional information regarding the Company's exposure to interest rate risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2021 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Fluctuations

The U.S. Dollar has been strengthening compared to most foreign currencies. The most significant currency affecting our continuing operating results is the Canadian Dollar. The Canadian Dollar exposures to revenue are greater than the exposure to input costs for foreign produced products. As such, a weaker Canadian Dollar leads to an unfavorable impact to the Company’s operating results. In addition to higher input costs, the Company is impacted by the re-measurement of the Canadian Dollar denominated intercompany loans and the translation of the Canadian Dollar financial statements. The Company recorded a $3.0 million loss on foreign currency exchange within the Condensed Consolidated Statements of Operations for both the three and nine months ended September 30, 2022, respectively, and the Company recorded a $14.5 million and $20.8 million loss on foreign currency translation within the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022, respectively. We will continue to monitor the impact of foreign currency to the Company's results of operations.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$875.0	100.0%	$751.7	100.0%	$2,457.8	100.0%	$2,129.6	100.0%
Cost of sales	745.7	85.2	625.8	83.3	2,118.8	86.2	1,784.8	83.8
Gross profit	129.3	14.8	125.9	16.7	339.0	13.8	344.8	16.2
Operating expenses:
Selling and distribution	52.0	5.9	50.1	6.7	167.9	6.8	143.8	6.8
General and administrative	51.5	5.9	38.1	5.1	160.5	6.5	142.0	6.7
Amortization expense	11.9	1.4	11.8	1.6	35.7	1.5	35.4	1.7
Other operating expense, net	23.4	2.7	16.9	2.2	66.4	2.7	57.8	2.7
Total operating expenses	138.8	15.9	116.9	15.6	430.5	17.5	379.0	17.9
Operating (loss) income	(9.5)	(1.1)	9.0	1.1	(91.5)	(3.7)	(34.2)	(1.7)
Other expense (income):
Interest expense	17.5	2.0	16.5	2.2	51.2	2.1	55.5	2.6
Loss on extinguishment of debt	—	—	—	—	—	—	14.4	0.7
Loss (gain) on foreign currency exchange	3.0	0.3	0.6	0.1	3.0	0.1	(0.3)	—
Other income, net	(16.9)	(1.9)	(3.6)	(0.5)	(84.7)	(3.4)	(38.7)	(1.8)
Total other expense (income)	3.6	0.4	13.5	1.8	(30.5)	(1.2)	30.9	1.5
Loss before income taxes	(13.1)	(1.5)	(4.5)	(0.7)	(61.0)	(2.5)	(65.1)	(3.2)
Income tax expense (benefit)	2.0	0.2	(0.4)	(0.1)	(4.8)	(0.2)	(15.0)	(0.7)
Net loss from continuing operations	(15.1)	(1.7)	(4.1)	(0.6)	(56.2)	(2.3)	(50.1)	(2.5)
Net (loss) income from discontinued operations	(75.4)	(8.6)	10.8	1.4	(66.7)	(2.7)	66.7	3.1
Net (loss) income	$(90.5)	(10.3)%	$6.7	0.8%	$(122.9)	(5.0)%	$16.6	0.6%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Continuing Operations

Net Sales — Net sales for the third quarter of 2022 totaled $875.0 million compared to $751.7 million for the same period last year, an increase of $123.3 million, or 16.4%. The change in net sales from 2021 to 2022 was due to the following:

	Dollars	Percent
	(In millions)
2021 Net sales	$751.7
Pricing	155.8	20.7%
Volume/mix	(31.3)	(4.2)
Foreign currency	(1.2)	(0.1)
2022 Net sales	$875.0	16.4%

Foreign currency		0.1
Percent change in organic net sales (1)		16.5%

(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 16.4% was primarily driven by favorable pricing to recover commodity inflation. This was partially offset by labor and supply chain disruption, which constrained our ability to service demand. Additionally, decreases in volume were due to exiting lower margin business particularly in Pickles.

Gross Profit — Gross profit as a percentage of net sales was 14.8% in the third quarter of 2022, compared to 16.7% in the third quarter of 2021, a decrease of 1.9 percentage points. The decrease is primarily due to incremental costs related to labor and supply chain disruption as a result of the macro environment as well as warehouse capacity challenges. This was partially offset by the Company's pricing actions to recover commodity and freight inflation experienced in prior periods and favorable category mix.

Total Operating Expenses — Total operating expenses were $138.8 million in the third quarter of 2022 compared to $116.9 million in the third quarter of 2021, an increase of $21.9 million. The increase is primarily attributable to higher employee compensation costs to address retention and labor shortages. Professional fees increased in connection with set-up costs for a transition services agreement as part of the sale of a significant portion of the Meal Preparation business, and other divestiture related restructuring costs contributed to the increase. This was partially offset by lower spend in the strategic growth initiatives and other restructuring programs, which consisted primarily of professional fees.

Total Other Expense (Income) — Total other expense (income) was $3.6 million in the third quarter of 2022 compared to $13.5 million in the third quarter of 2021, a decrease of $9.9 million. The decrease was primarily due to favorable non-cash mark-to-market impacts from hedging activities, largely driven by interest rate swaps due to rising interest rates. This was partially offset by unfavorable foreign currency exchange rate impacts between the U.S. and Canadian dollar.

Income Taxes — Income taxes were recognized at an effective rate of (15.3)% in the third quarter of 2022 compared to 8.9% recognized in the third quarter of 2021. The change in the Company's effective tax rate is primarily driven by a change in the valuation allowance recorded against certain deferred tax assets, tax expense recognized in 2022 due to the restructuring of certain Canadian subsidiaries, and tax expense recognized in 2021 due to the enactment of the CARES Act.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net (loss) income from discontinued operations was a $75.4 million loss in the third quarter of 2022 compared to $10.8 million of income in the third quarter of 2021, a decrease of $86.2 million. The decrease is due to an expected loss on disposal of $73.8 million, an increase in professional fees associated with the divestiture of a significant portion of the Meal Preparation business, an increase in interest expense due to rising interest rates, and unfavorable foreign currency exchange rate impacts between the U.S. and Canadian dollar. Refer to Note 7 of our Condensed Consolidated Financial Statements for additional details.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Continuing Operations

Net Sales — Net sales for the first nine months of 2022 totaled $2,457.8 million compared to $2,129.6 million for the same period last year, an increase of $328.2 million, or 15.4%. The change in net sales from 2021 to 2022 was due to the following:

	Dollars	Percent
	(In millions)
2021 Net sales	$2,129.6
Pricing	331.6	15.6%
Volume/mix	(0.9)	—
Foreign currency	(2.5)	(0.2)
2022 Net sales	$2,457.8	15.4%

Foreign currency		0.2
Percent change in organic net sales		15.6%

The net sales increase of 15.4% was primarily driven by favorable pricing to recover commodity and freight cost inflation. This was partially offset by labor and supply chain disruption, which constrained our ability to service demand.

Gross Profit — Gross profit as a percentage of net sales was 13.8% in the first nine months of 2022, compared to 16.2% in the first nine months of 2021, a decrease of 2.4 percentage points. The decrease is primarily due to incremental costs related to labor and supply chain disruption as a result of the macro environment. Additionally, inbound freight cost inflation and warehouse capacity challenges contributed to the decrease. This was partially offset by the Company's pricing actions to recover commodity and freight inflation in prior periods, favorable category mix, and lower costs for purchases of personal protective equipment for employees and additional sanitation measures.

Total Operating Expenses — Total operating expenses were $430.5 million in the first nine months of 2022 compared to $379.0 million in the first nine months of 2021, an increase of $51.5 million. The increase is primarily attributable to higher freight costs of $22.0 million due to freight cost inflation and lower utilization of full truck load shipments due to supply chain disruption. Professional fees increased in connection with set-up costs for a transition services agreement as part of the sale of a significant portion of the Meal Preparation business. Additionally, higher employee compensation costs to address retention and labor shortages as well as other divestiture related restructuring costs contributed to the increase. This was partially offset by lower spend in the strategic growth initiatives and other restructuring programs, which consisted primarily of professional fees.

Total Other Expense (Income) — Total other expense of $30.9 million in the first nine months of 2021 decreased by $61.4 million to be total other income of $30.5 million in the first nine months of 2022. The decrease was primarily due to higher favorable non-cash mark-to-market impacts from hedging activities of $79.3 in the first nine months of 2022 compared to $33.1 in the first nine months of 2021, largely driven by interest rate swaps due to rising interest rates and commodity contracts. Additionally, the non-recurrence of a loss on extinguishment of debt of $14.4 million in the first quarter of 2021 as a result of debt refinancing completed in the first quarter of 2021 contributed to the decrease. This was partially offset by unfavorable foreign currency exchange rate impacts between the U.S. and Canadian dollar.

Income Taxes — Income taxes were recognized at an effective rate of 7.9% in the first nine months of 2022 compared to 23.0% recognized in the first nine months of 2021. The change in the Company's effective tax rate is primarily driven by a change in the valuation allowance recorded against certain deferred tax assets, tax expense recognized in 2021 due to the enactment of the CARES Act, and a change in the amount of non-deductible executive compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net (loss) income from discontinued operations was a $66.7 million loss in the first nine months of 2022 compared to $66.7 million of income in the first nine months of 2021, a decrease of $133.4 million. The decrease is primarily due to an expected loss on disposal of $73.8 million, a decrease in gross margin of $30.2 million, and the completion of the sale of the Ready-to-eat Cereal business on June 1, 2021, which resulted in the non-recurrence of a pre-tax gain of $18.4 million. Gross margin was adversely impacted by commodity and freight cost inflation, which was offset by favorable pricing actions to recover inflation, and incremental costs related to labor and supply chain disruption. An increase in interest expense due to rising interest rates and unfavorable foreign currency exchange rate impacts between the U.S. and Canadian dollar also contributed to the decrease. Refer to Note 7 of our Condensed Consolidated Financial Statements for additional details.

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

Seller Note Credit Agreement

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation for a base purchase price of $950.0 million, subject to certain adjustments The purchase price consists of approximately $527.5 million in cash and approximately $422.5 million in a five-year secured seller-secured promissory note (the “Seller Note Credit Agreement”) issued by certain entities affiliated with the buyer.

The Seller Note Credit Agreement sets forth the terms of the seller promissory note and the loan evidenced thereby (the “Seller Loan”). The Seller Loan matures on October 1, 2027. The Seller Loan bears interest at a rate per annum equal to 10% for the first two years thereof, 11% for the third year thereof, 12% for the fourth year thereof, and 13% thereafter, payable quarterly in arrears. For the first year of the Seller Loan, a portion of the interest of up to 1% per annum may be paid in kind; all other interest for the first year, and all interest thereafter, will be paid in cash. Starting on March 31, 2025, the Loan Parties shall commence paying back the principal amount of the Seller Loan on a quarterly basis as set forth in the Seller Note Credit Agreement.

Receivables Sales Program

The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $122.0 million was available under the Receivables Sales Program limit as of September 30, 2022. See Note 5 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility.

As a result of the sale of a significant portion of the Company’s Meal Preparation business, the Company was required to reduce the sale of receivables related to the divested business. Subsequent to the Transaction, the Company will continue to evaluate the extent of the use of the Receivables Sales Program for its cash resource needs.

Revolving Credit Facility

If additional borrowings are needed, approximately $714.2 million was available under the Revolving Credit Facility as of September 30, 2022. In October 2022, the Company reduced the revolving credit commitment from $750.0 million to an aggregate amount of $500.0 million. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

CARES Act

Our cash earnings and liquidity have been impacted by global macroeconomic challenges with commodity inflation and supply chain disruption, but we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. Under the CARES Act, we deferred the payment of $22.8 million in payroll taxes in 2020, with $12.3 million paid in 2021 and 2022, and the remaining $10.5 million to be paid in the first quarter of 2023. We filed refund claims from the Internal Revenue Service of $73.5 million and $8.3 million related to the net operating loss carryback provisions of the CARES Act for the 2019 and 2020 federal tax losses, respectively. We received $71.4 million in the fourth quarter of 2020 and the remaining $2.1 million in the third quarter of 2022 related to the 2019 refund claim, and we received $8.3 million in the fourth quarter of 2021 related to the 2020 refund claim. Given the macro environment, we will continue to assess our liquidity needs while additionally managing our discretionary spending and investment strategies.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$(90.4)	$(57.0)
Investing activities of continuing operations	(56.5)	(53.1)
Financing activities of continuing operations	(21.8)	(357.9)
Cash flows from discontinued operations	(59.9)	171.3

Operating Activities From Continuing Operations

Net cash used in operating activities from continuing operations was $90.4 million in the first nine months of 2022 compared to $57.0 million in the first nine months of 2021, an increase in cash used of $33.4 million. The increase was primarily attributable to lower cash earnings, which reflect the impact of commodity and freight cost inflation. Working capital changes have been impacted by higher sales as a result of price increases in response to commodity and freight cost inflation, which have increased receivables and inventories. This was partially offset by an increase in cash flow from accounts payable due to improved working capital management, lower incentive compensation paid in the first quarter of 2022 compared to the first quarter of 2021 based on prior year performance, lower cash paid on interest due to debt refinancing in 2021, and an increase in cash flows from the Receivables Sales Program. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information. The Company's working capital management emphasis continues to be focused on driving faster collection of receivables and extending vendor terms.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $56.5 million in the first nine months of 2022 compared to $53.1 million in the first nine months of 2021, an increase in cash used of $3.4 million. This was primarily driven by the non-recurrence of proceeds received from the sale of our investments during the first quarter of 2021 as the Company entered into a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability (refer to Note 19 to our Condensed Consolidated Financial Statements for additional information). This was partially offset by lower capital expenditures and increased proceeds received from the sale of fixed assets.

Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations was $21.8 million in the first nine months of 2022 compared to $357.9 million in the first nine months of 2021, a decrease in cash used of $336.1 million. The decrease in cash used is attributable to the debt refinancing in the prior year, which included the redemption of the 2024 Notes of $602.9 million. Additionally, there was $25.0 million of common stock repurchases during the first nine months of 2021, which contributed to the decrease in cash used. This was partially offset by the Amendment to the Credit Agreement in the prior year, which resulted in an increase in Term Loan balances of $304.0 million.

Cash Flows From Discontinued Operations

Net cash used in discontinued operations was $59.9 million in the first nine months of 2022 compared to net cash provided by discontinued operations of $171.3 million, an increase in cash used of $231.2 million. The increase in cash used in the first nine months of 2021 is primarily due to the non-recurrence from the proceeds received of $88.0 million from the completion of the sale of the Ready-to-eat Cereal business on June 1, 2021. Additionally, the increase was attributable to lower cash earnings from a significant portion of the Meal Preparation business, which reflect the impact of commodity and freight cost inflation. Working capital changes have been impacted by higher sales as a result of price increases in response to commodity and freight cost inflation, which have increased receivables and inventories. This was partially offset by an increase in cash flow from accounts payable due to improved working capital management. Refer to Note 7 to our Condensed Consolidated Financial Statements for additional information.

Debt Obligations

At September 30, 2022, we had $491.3 million outstanding under Term Loan A, $913.7 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $1.3 million of finance lease obligations. In October 2022, the Company paid down debt of $500.0 million which consisted of $174.8 million on Term Loan A and $325.2 million on Term Loan A-1 The cash used to pay down the term loans was from the net proceeds of the divestiture of a significant portion of the Meal Preparation business. Refer to Note 7 and Note 12 of our Condensed Consolidated Financial Statements for additional information.

As of September 30, 2022, $714.2 million of the aggregate commitment of $750.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026. In addition, as of September 30, 2022, there were $35.8 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit. In October 2022, the Company reduced the revolving credit commitment from $750.0 million to an aggregate amount of $500.0 million.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the three months ended September 30, 2022 was 4.10%. Including the impact of interest rate swap agreements in effect as of September 30, 2022, the average rate is 4.54%.

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

On August 10, 2022, the Company entered into Amendment No. 5 to the Credit Agreement. Under Amendment No. 5, among other things, the parties have agreed to: (i) amend the definition of "Consolidated EBITDA", (ii) allow the Borrower to make Investments pursuant to a credit facility in principal amount not to exceed $50.0 million provided by the Borrower or any guarantors under the Credit Agreement to any Person that comprises or owns, directly or indirectly, any business unit disposed of by the Borrower or any such guarantors; and (iii) allow the Borrower to consummate the Transaction for consideration of at least 65% cash or cash equivalents.

The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 4 and Amendment No. 5. We are in compliance with all applicable debt covenants as of September 30, 2022.

See Note 12 to our Condensed Consolidated Financial Statements for information on our debt obligations.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Nine Months Ended September 30, 2022
(unaudited, in millions)
Net sales	$2,423.8
Gross profit (1)	329.5
Net loss from continuing operations	(34.9)
Net loss from discontinued operations	(72.8)
Net loss	(107.7)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	September 30, 2022	December 31, 2021
	(unaudited, in millions)
Current assets	$1,929.7	$1,910.0
Noncurrent assets	2,769.2	2,813.7
Current liabilities	1,144.6	1,047.2
Noncurrent liabilities (2)	2,115.2	2,164.8

(1)For the nine months ended September 30, 2022, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $63.2 million of net sales to the Non-Guarantor Subsidiaries and $205.0 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from/(to) Non-Guarantor Subsidiaries of $33.1 million and $(0.3) million as of September 30, 2022 and December 31, 2021, respectively.

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

Adjusted Earnings Per Diluted Share, Adjusting for Certain Items Affecting Comparability

Adjusted earnings (loss) per diluted share ("adjusted diluted EPS") reflects adjustments to GAAP loss per diluted share to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods. Adjusted diluted EPS is presented as continuing operations, discontinued operations, and total. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the

Company's business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as divestiture, acquisition, integration, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, impairment of assets, the impact of the COVID-19 pandemic, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company's performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
		(unaudited)			(unaudited)
Diluted earnings (loss) per share (GAAP)		$(0.27)	$(1.34)	$(1.61)	$(1.00)	$(1.19)	$(2.19)
Loss (gain) on sale of business	(1)	—	1.31	1.31	—	1.31	1.31
Growth, reinvestment, restructuring programs & other	(2)	0.40	0.02	0.42	1.18	0.09	1.26
Central services and conveyed employee costs	(3)	0.38	(0.38)	—	1.15	(1.15)	—
Divestiture, acquisition, integration, and related costs	(4)	0.15	0.17	0.31	0.33	0.55	0.88
Foreign currency loss (gain) on re-measurement of intercompany notes	(5)	0.03	0.06	0.09	0.02	0.05	0.07
Shareholder activism	(6)	0.01	—	0.01	0.04	—	0.04
Litigation matter	(7)	—	—	—	0.01	—	0.01
Tax indemnification	(8)	—	—	—	—	—	—
Mark-to-market adjustments	(9)	(0.30)	—	(0.30)	(1.41)	—	(1.41)
COVID-19	(10)	—	—	—	—	—	—
Loss on extinguishment of debt	(11)	—	—	—	—	—	—
Taxes on adjusting items		(0.10)	0.05	(0.05)	(0.13)	0.16	0.03
Adjusted diluted EPS (Non-GAAP)		$0.30	$(0.11)	$0.18	$0.19	$(0.18)	$—

The sum of the individual per share amounts may not add due to rounding.

		Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
		(unaudited)			(unaudited)
Diluted earnings (loss) per share (GAAP)		$(0.07)	$0.19	$0.12	$(0.90)	$1.19	$0.30
Loss (gain) on sale of business	(1)	—	—	—	—	(0.33)	(0.33)
Growth, reinvestment, restructuring programs & other	(2)	0.30	0.01	0.31	1.02	0.03	1.05
Central services and conveyed employee costs	(3)	0.32	(0.32)	—	1.09	(1.09)	—
Divestiture, acquisition, integration, and related costs	(4)	0.04	0.09	0.14	0.05	0.30	0.35
Foreign currency loss (gain) on re-measurement of intercompany notes	(5)	0.01	0.02	0.04	—	(0.01)	(0.01)
Shareholder activism	(6)	0.02	—	0.02	0.07	—	0.07
Litigation matter	(7)	—	—	—	—	—	—
Tax indemnification	(8)	0.02	0.02	0.04	0.03	0.02	0.05
Mark-to-market adjustments	(9)	(0.08)	(0.01)	(0.09)	(0.59)	—	(0.59)
COVID-19	(10)	0.05	0.01	0.06	0.24	0.05	0.29
Loss on extinguishment of debt	(11)	—	—	—	0.26	—	0.26
Taxes on adjusting items		(0.19)	0.03	(0.18)	(0.56)	0.24	(0.33)
Adjusted diluted EPS (Non-GAAP)		$0.42	$0.04	$0.46	$0.71	$0.40	$1.11

The sum of the individual per share amounts may not add due to rounding.

During the three and nine months ended September 30, 2022 and 2021, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)
For the three and nine months ended September 30, 2022, the Company recognized an expected loss on disposal of a significant portion of the Meal Preparation business of $73.8 million. For the nine months ended September 30, 2021, the Company recognized a gain on the sale of the RTE Cereal business of $18.4 million.

Refer to Note 7 to our Condensed Consolidated Financial Statements for additional information.

(2)
The Company's growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. For the three months ended September 30, 2022 and 2021, the Company incurred growth, reinvestment, and restructuring program costs of approximately $23.6 million and $17.4 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred growth, reinvestment, and restructuring program costs of approximately $71.3 million and $59.3 million, respectively. Additionally, the Company recognized other items affecting comparability including regulatory compliance cost reimbursements related to changes in nutrition labeling requirements. There were no other items recognized during the three and nine months ended September 30, 2022. These other items were approximately $(0.1) million for the nine months ended September 30, 2021.

Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information on a continuing operations basis.

(3)
As a result of the sale of a significant portion of the Meal Preparation business, the Company identified two items affecting comparability – 1) central service costs and 2) conveyed employee costs.

1) The Company has historically provided central services to the Meal Preparation business including, but not limited to, IT and financial shared services, procurement and order processing, customer service, warehousing, logistics, and customs. These costs were historically incurred by TreeHouse and include employee and non-employee expenses to support the services. For the three months ended September 30, 2022 and 2021, central service costs were approximately $13.4 million in both periods. For the nine months ended September 30, 2022 and 2021, central service costs were approximately $40.2 million in both periods.

2) Conveyed employee costs represent compensation costs for employees that were not historically dedicated to the sold business and transferred to the buyer after the sale. For the three months ended September 30, 2022 and 2021, conveyed employee costs were approximately $8.1 million and $4.7 million, respectively. For the nine months ended September 30, 2022 and 2021, conveyed employee costs were approximately $24.8 million and $20.9 million, respectively.

(4)	Divestiture, acquisition, integration, and related costs represent costs associated with completed and potential divestitures, completed and potential acquisitions, and the related integration of the acquisitions.

Refer to Note 7 to our Condensed Consolidated Financial Statements for additional information.

(5)
The Company has foreign currency denominated intercompany loans and incurred foreign currency losses of $5.0 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, to re-measure the loans at quarter end. For the nine months ended September 30, 2022 and 2021, the Company incurred foreign currency losses of $4.1 million and foreign currency gains of $0.7 million, respectively. These charges are non-cash and the loans are eliminated in consolidation.

(6)	The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(7)
During the nine months ended September 30, 2022, the Company recognized $0.4 million incremental expense for the settlement payment of the $9.0 million accrual related to a litigation matter challenging wage and hour practices at three former manufacturing facilities in California.

(8)	Tax indemnification represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(9)
The Company's derivative contracts are marked-to-market each period. The non-cash unrealized changes in fair value recognized in Other income, net within the Condensed Consolidated Statements of Operations are treated as Non-GAAP adjustments. As the contracts are settled, realized gains and losses are recognized, and only the mark-to-market impacts are treated as Non-GAAP adjustments.

Refer to Note 19 to our Condensed Consolidated Financial Statements for additional information.

(10)
During 2021, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included additional protective equipment for employees and additional sanitation measures. These costs were approximately $1.1 million and $14.6 million for the three and nine months ended September 30, 2021, respectively. Additionally, the Company incurred income tax expense due to a change in the amount of the total benefit recognized from the enactment of the CARES Act of approximately $1.9 million for the three and nine months ended September 30, 2021.

(11)
For the nine months ended September 30, 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million in connection with the redemption of its 2024 Notes and Credit Agreement refinancing.

Refer to Note 12 to our Condensed Consolidated Financial Statements for additional information.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying Non-GAAP adjustments.

Adjusted Net Income (Loss), Adjusted EBIT, Adjusted EBITDA, Adjusted EBITDAS, Adjusted Net Income (Loss) Margin, Adjusted EBIT Margin, Adjusted EBITDA Margin, and Adjusted EBITDAS Margin, Adjusting for Certain Items Affecting Comparability

Adjusted net income (loss) represents GAAP net (loss) income as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS section above. Adjusted net income (loss) is presented as continuing operations, discontinued operations, and total. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.

Adjusted EBIT represents adjusted net income (loss) before interest expense, interest income, and income tax expense. Adjusted EBITDA represents adjusted net income (loss) before interest expense, interest income, income tax expense, and depreciation and amortization expense. Adjusted EBITDAS represents adjusted EBITDA before non-cash stock-based compensation expense. Adjusted EBIT, adjusted EBITDA, and adjusted EBITDAS are performance measures commonly used by management to assess operating performance, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance between periods and as a component of our debt covenant calculations. Adjusted EBIT, adjusted EBITDA, and adjusted EBITDAS are presented as continuing operations, discontinued operations, and total.

Adjusted net income (loss) margin, adjusted EBIT margin, adjusted EBITDA margin, and adjusted EBITDAS margin are calculated as the respective metric defined above as a percentage of net sales as reported in the Condensed Consolidated Statements of Operations for Continuing Operations and net sales reported in the Discontinued Operations footnote within the Condensed Consolidated Financial Statements for Discontinued Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS section above. Adjusted net income (loss) margin, adjusted EBIT margin, adjusted EBITDA margin, and adjusted EBITDAS margin are presented as continuing operations, discontinued operations, and total.

The following table reconciles the Company's net loss as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income (loss), Adjusted EBIT, Adjusted EBITDA, and Adjusted EBITDAS for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
		(unaudited in millions)
Net (loss) income (GAAP)		$(15.1)	$(75.4)	$(90.5)	$(56.2)	$(66.7)	$(122.9)
Loss (gain) on sale of business	(1)	—	73.8	73.8	—	73.8	73.8
Growth, reinvestment, restructuring programs & other	(2)	22.4	1.2	23.6	66.4	4.9	71.3
Central services and conveyed employee costs	(3)	21.5	(21.5)	—	65.0	(65.0)	—
Divestiture, acquisition, integration, and related costs	(4)	8.2	9.4	17.6	18.4	31.0	49.4
Foreign currency loss (gain) on re-measurement of intercompany notes	(5)	1.8	3.2	5.0	1.4	2.7	4.1
Shareholder activism	(6)	0.4	—	0.4	2.1	—	2.1
Litigation matter	(7)	—	—	—	0.4	—	0.4
Tax indemnification	(8)	—	—	—	—	0.1	0.1
Mark-to-market adjustments	(9)	(17.1)	(0.1)	(17.2)	(79.4)	(0.1)	(79.5)
COVID-19	(10)	—	—	—	—	—	—
Loss on extinguishment of debt	(11)	—	—	—	—	—	—
Less: Taxes on adjusting items		(5.0)	2.6	(2.4)	(7.5)	9.3	1.8
Adjusted net income (loss) (Non-GAAP)		17.1	(6.8)	10.3	10.6	(10.0)	0.6
Interest expense		17.5	5.3	22.8	51.2	11.4	62.6
Interest income		(0.1)	—	(0.1)	(4.4)	—	(4.4)
Income taxes		2.0	0.6	2.6	(4.8)	4.6	(0.2)
Add: Taxes on adjusting items		5.0	(2.6)	2.4	7.5	(9.3)	(1.8)
Adjusted EBIT (Non-GAAP)		41.5	(3.5)	38.0	60.1	(3.3)	56.8
Depreciation and amortization	(12)	35.1	16.3	51.4	106.9	49.6	156.5
Adjusted EBITDA (Non-GAAP)		76.6	12.8	89.4	167.0	46.3	213.3
Stock-based compensation expense	(13)	3.8	0.7	4.5	10.7	2.2	12.9
Adjusted EBITDAS (Non-GAAP)		$80.4	$13.5	$93.9	$177.7	$48.5	$226.2

Net (loss) income margin		(1.7)%	(17.8)%	(7.0)%	(2.3)%	(5.7)%	(3.4)%
Adjusted net income (loss) margin		2.0%	(1.6)%	0.8%	0.4%	(0.8)%	—%
Adjusted EBIT margin		4.7%	(0.8)%	2.9%	2.4%	(0.3)%	1.6%
Adjusted EBITDA margin		8.8%	3.0%	6.9%	6.8%	3.9%	5.9%
Adjusted EBITDAS margin		9.2%	3.2%	7.2%	7.2%	4.1%	6.2%

		Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
		(unaudited in millions)
Net (loss) income (GAAP)		$(4.1)	$10.8	$6.7	$(50.1)	$66.7	$16.6
Loss (gain) on sale of business	(1)	—	—	—	—	(18.4)	(18.4)
Growth, reinvestment, restructuring programs & other	(2)	16.9	0.5	17.4	57.5	1.7	59.2
Central services and conveyed employee costs	(3)	18.1	(18.1)	—	61.1	(61.1)	—
Divestiture, acquisition, integration, and related costs	(4)	2.4	5.2	7.6	3.0	16.8	19.8
Foreign currency loss (gain) on re-measurement of intercompany notes	(5)	0.8	1.3	2.1	(0.2)	(0.5)	(0.7)
Shareholder activism	(6)	0.9	—	0.9	4.0	—	4.0
Litigation matter	(7)	—	—	—	—	—	—
Tax indemnification	(8)	1.5	1.2	2.7	1.7	1.2	2.9
Mark-to-market adjustments	(9)	(4.7)	(0.6)	(5.3)	(33.3)	0.2	(33.1)
COVID-19	(10)	2.5	0.5	3.0	13.6	2.9	16.5
Loss on extinguishment of debt	(11)	—	—	—	14.4	—	14.4
Less: Taxes on adjusting items		(10.9)	1.5	(9.4)	(31.7)	12.9	(18.8)
Adjusted net income (loss) (Non-GAAP)		23.4	2.3	25.7	40.0	22.4	62.4
Interest expense		16.5	2.3	18.8	55.5	7.5	63.0
Interest income		—	—	—	(4.1)	—	(4.1)
Income taxes (excluding COVID-19 income tax adjustments)		(2.3)	1.9	(0.4)	(16.9)	19.8	2.9
Add: Taxes on adjusting items		10.9	(1.5)	9.4	31.7	(12.9)	18.8
Adjusted EBIT (Non-GAAP)		48.5	5.0	53.5	106.2	36.8	143.0
Depreciation and amortization	(12)	37.3	16.1	53.4	112.3	48.9	161.2
Adjusted EBITDA (Non-GAAP)		85.8	21.1	106.9	218.5	85.7	304.2
Stock-based compensation expense	(13)	1.1	0.6	1.7	8.3	2.2	10.5
Adjusted EBITDAS (Non-GAAP)		$86.9	$21.7	$108.6	$226.8	$87.9	$314.7

Net (loss) income margin		(0.5)%	3.1%	0.6%	(2.4)%	6.0%	0.5%
Adjusted net income (loss) margin		3.1%	0.7%	2.3%	1.9%	2.0%	1.9%
Adjusted EBIT margin		6.5%	1.4%	4.9%	5.0%	3.3%	4.4%
Adjusted EBITDA margin		11.4%	6.0%	9.7%	10.3%	7.7%	9.4%
Adjusted EBITDAS margin		11.6%	6.2%	9.9%	10.6%	7.9%	9.7%

		Location in Condensed	Three Months Ended September 30,		Nine Months Ended September 30,
		Consolidated Statements of Operations	2022	2021	2022	2021
			(unaudited in millions)
(1)	Loss (gain) on sale of business	Net (loss) income from discontinued operations	$73.8	$—	$73.8	$(18.4)
(2)	Growth, reinvestment, restructuring programs & other	Other operating expense, net	22.4	16.9	66.4	57.6
		Cost of sales	—	—	—	(0.1)
		Net (loss) income from discontinued operations	1.2	0.5	4.9	1.7
(3)	Central services and conveyed employee costs	General and administrative	16.5	14.3	50.1	47.6
		Cost of sales	5.0	3.8	14.9	13.5
		Net (loss) income from discontinued operations	(21.5)	(18.1)	(65.0)	(61.1)
(4)	Divestiture, acquisition, integration, and related costs	General and administrative	7.2	2.2	15.7	2.5
		Cost of sales	—	0.2	1.6	0.4
		Other operating expense, net	1.0	—	1.1	0.1
		Net (loss) income from discontinued operations	9.4	5.2	31.0	16.8
(5)	Foreign currency loss (gain) on re-measurement of intercompany notes	Loss (gain) on foreign currency exchange	1.8	0.8	1.4	(0.2)
		Net (loss) income from discontinued operations	3.2	1.3	2.7	(0.5)
(6)	Shareholder activism	General and administrative	0.4	0.9	2.1	4.0
(7)	Litigation matter	General and administrative	—	—	0.4	—
(8)	Tax indemnification	Other income, net	—	1.5	—	1.7
		Net (loss) income from discontinued operations	—	1.2	0.1	1.2
(9)	Mark-to-market adjustments	Other income, net	(17.1)	(4.7)	(79.4)	(33.3)
		Net (loss) income from discontinued operations	(0.1)	(0.6)	(0.1)	0.2
(10)	COVID-19	Cost of sales	—	0.6	—	11.7
		Income tax expense (benefit)	—	1.9	—	1.9
		Net (loss) income from discontinued operations	—	0.5	—	2.9
(11)	Loss on extinguishment of debt	Loss on extinguishment of debt	—	—	—	14.4
(12)	Depreciation and amortization included as an adjusting item	Net (loss) income from discontinued operations	(11.0)	—	(11.0)	—
(13)	Stock-based compensation expense included as an adjusting item	Other operating expense, net	2.3	0.3	4.5	1.8
		Net (loss) income from discontinued operations	—	(0.3)	(0.5)	(1.0)

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

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Cash flow used in operating activities from continuing operations (GAAP)	$(90.4)	$(57.0)
Less: Capital expenditures	(61.3)	(70.4)
Free cash flow from continuing operations (Non-GAAP)	$(151.7)	$(127.4)

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims, and other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits.

See Note 18 to our Condensed Consolidated Financial Statements included herein and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company's Condensed Consolidated Financial Statements.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to the Company's critical accounting estimates in the three and nine months ended September 30, 2022.

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

The words "believe," "estimate," "project," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: the impact that the divestiture of a significant portion of our Meal Preparation Business or any such divestiture might have on the Company’s operations; risks related to the impact of the ongoing COVID-19 outbreak on our business, suppliers, consumers, customers, and employees; the success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; raw material and commodity costs; competition; loss of key suppliers; disruptions or inefficiencies in our supply chain and/or operations, including from the ongoing COVID-19 outbreak; our ability to continue to make acquisitions and execute on divestitures in accordance with our business strategy or effectively manage the growth from acquisitions; impairment of goodwill or long lived assets; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; shareholder activism; disruptions in or failures of our information technology systems; changes in weather conditions, climate changes, and natural disasters; labor strikes or work stoppages; multiemployer pension plans; labor shortages and increased competition for labor; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2021, and from time to time in our filings with the Securities and Exchange Commission ("SEC").

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 19 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

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

As of September 30, 2022, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 18 to the Condensed Consolidated Financial Statements in this report.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Exhibits

2.1
Stock Purchase Agreement among TreeHouse Foods, Inc., Rushmore Investment III LLC, and 1373978 B.C., ULC, dated as of August 10, 2022, is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 11, 2022.

3.1
Amended and Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 28, 2011, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.

3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated April 28, 2011.
10.1
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of August 10, 2022, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2022.

10.2
Seller Note Credit Agreement, dated as of October 3, 2022, by and among TreeHouse Foods, Inc., Rushmore Investment II LLC, and Rushmore Investment III LLC, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2022.

22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: November 7, 2022	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Interim Chief Financial Officer and Chief Accounting Officer