Form 10-K
period 2022-12-31
TreeHouse Foods, Inc.
filed 2023-02-13
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022, based on the $41.82 per share closing price on the New York Stock Exchange on such date, was approximately $2,330.6 million. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.
The number of shares of the registrant’s common stock outstanding as of January 31, 2023 was 56,108,291.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year to which this report relates pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements and information in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "believe," "estimate," "project," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: risks related to the impact that the divestiture of a significant portion of our Meal Preparation Business or any such divestiture might have on the Company’s operations; disruptions or inefficiencies in our supply chain and/or operations; loss of key suppliers; raw material and commodity costs due to inflation; labor strikes or work stoppages; multiemployer pension plans; labor shortages and increased competition for labor; success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; collectibility of our note receivable, customer concentration and consolidation; competition; our ability to execute on our business strategy; our ability to continue to make acquisitions and execute on divestitures or effectively manage the growth from acquisitions; impairment of goodwill or long lived assets; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; shareholder activism; disruptions in or failures of our information technology systems; changes in weather conditions, climate changes, and natural disasters; and other risks that are described in Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the "SEC").
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
TreeHouse is a leading private label snacking and beverages manufacturer in North America. Our purpose is to engage and delight - one customer at a time. Through our customer focus and category experience, we strive to deliver excellent service and build capabilities and insights to drive mutually profitable growth for both TreeHouse and our customers. Our purpose is supported by investments in depth, capabilities and operational efficiencies which are aimed to capitalize on the long-term growth prospects in the categories in which we operate. Our purpose underscores our mission, to make high quality food and beverages affordable to all.
TreeHouse was incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders. The spin-off was completed on June 27, 2005, after which TreeHouse operated largely as a private label aggregator, acquiring new businesses and categories in order to expand its product offerings. In 2016, TreeHouse purchased the private brands business from Conagra Brands, representing the largest acquisition in its history and nearly doubling the size of the Company. The acquisition required that TreeHouse focus on becoming an integrated, more efficient and effective operating company. Following the acquisition, the Company consolidated its manufacturing, distribution and IT systems, built and launched a new commercial organization, centralized its operations, and better optimized the portfolio through a number of divestitures. More recently, the Company has refined its strategic priorities to become a more focused category leader. In 2022, TreeHouse completed the divestiture of a significant portion of its Meal Preparation business to better focus the portfolio on snacking and beverage offerings.
TreeHouse believes it is well positioned across attractive snacking and beverage growth categories fueled by strong consumer demand trends. The portfolio includes snacking offerings (crackers, pretzels, in-store bakery items, frozen griddle items, cookies, snack bars, and unique candy offerings), beverage & drink mix offerings (non-dairy creamer, single serve beverages, broths/stocks, powdered beverages and other blends, tea, and ready-to-drink-beverages), and grocery offerings (pickles, refrigerated dough, hot cereal, and cheese & pudding). The Company sells its products to retail, co-manufacturing, and food-away-from-home customers in shelf stable, refrigerated, and frozen formats. TreeHouse also offers its customer partners a range of value and nutritional solutions, including natural, organic and gluten free so they can meet the unique needs of their consumers.
Recent Divestitures
On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Business"), including pasta, pourable and spoonable dressing, preserves, red sauces, syrup, dry blends and baking, dry dinners, pie filling, pita chips and other sauces. The Business consists of consumer packaged food manufacturers operating 14 manufacturing facilities in the United States, Canada, and Italy servicing primarily retail grocery customers. The Business has been classified as a discontinued operation.
On June 1, 2021, the Company completed the sale of its RTE Cereal business to Post Holdings, Inc. ("Post"). RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada. The RTE Cereal business had been classified as a discontinued operation.
On April 17, 2020, the Company completed the sale of two of its In-Store Bakery facilities located in Fridley, Minnesota and Lodi, California, which manufacture breads, rolls, and cakes for in-store retail bakeries and food-away-from-home customers.
Refer to Note 7 to our Consolidated Financial Statements for additional information.

Our Strategy
Our strategic ambition is profitable growth driven by leadership in consumer trending categories. Our strategic plan is anchored on four strategic growth pillars that build upon the work we have accomplished over the last several years related to commercial excellence, operational excellence, portfolio optimization and people & talent. Our strategic growth pillars include:
•World Class Supply Chain. We strive to have an agile, resilient supply chain that seamlessly integrates customer demand, materials availability, manufacturing capacity and cost efficiency. We are making investments to support both our suppliers in delivering key inputs and our manufacturing capacity to not only fulfill the growing demand for private label, but the flexibility to meet our customers' and consumers' needs as they change. Delivering the best quality, cost, and service to our customers are critical to achieving our strategic ambition.

•Category Leadership. We strive to build and further develop capabilities such as innovation pipelines, additional manufacturing capacity, and/or category and consumer insights, in order to drive growth and category leadership. By having a range of relevant capabilities in attractive growth categories, we believe we are better positioned to drive growth, not only for TreeHouse, but also for our customers.

•Strategic Customer Partnerships. We serve as the supply chain for our customers' brands. It is of the utmost importance that we proactively engage with those customers with whom our goals are aligned - to drive both growth and profitability through a focused private brands strategy. Our goal is to drive outsized, profitable growth for both TreeHouse and our customers. We strive to do this by:
•having an unrelenting focus on the customer at the heart of everything that we do, recognizing our customers' needs and challenges;
•understanding how we can better grow together;
•continuing to produce products that meet quality and safety standards and are competitively priced;
•providing relevant category and consumer insights; and
•executing on our commitments with the highest level of service.

•Talent Leader. Our people and talent are critical to achieving our strategic ambition. Our focus on being the employer of choice, by developing our talent and engaging employees, demonstrates our commitment and understanding of the importance of having a strong workforce. In addition, we seek to develop a higher performance culture by aligning our employee incentive plans to our strategic growth pillars.

We continue to focus on advancing our environment, social, and governance ("ESG") initiatives and have integrated those efforts across our strategic growth pillars. We recognize the importance of measurement and accountability, and we will continue to provide transparent disclosure of our progress along our ESG journey.

Sales, Distribution, and Customers

We sell our products through various distribution channels, including retailers, foodservice distributors, co-manufacturers, and industrial and export channels. Retailers include grocery, supermarkets, mass merchandisers, club stores, e-commerce grocers, non-traditional grocers, and other small outlets. The Company's primary sales channel is through the retail grocery channel, with approximately 80% of net sales sold through this channel. Foodservice distributors are included in our food-away-from-home sales channel, which primarily includes restaurants and other public venues. We have an internal sales force that manages customer relationships and a broker network for sales to retail, food-away-from-home, and export accounts. Industrial food products are generally sold directly to customers without the use of a broker. Co-manufacturing agreements are entered into with certain customers to add volume capacity by manufacturing and packaging our customers' product. Industrial and export channels include food manufacturers and repackagers of foodservice products. Most of our customers purchase products from us either by purchase order or pursuant to contracts that generally are terminable at will.

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

A relatively limited number of customers account for a large percentage of our consolidated net sales. For the year ended December 31, 2022, our ten largest customers accounted for approximately 56.6% of our consolidated net sales. For the years ended December 31, 2022, 2021 and 2020, our largest customer, Walmart Inc. and its affiliates, accounted for approximately 22.1%, 21.9%, and 23.0%, respectively, of our consolidated net sales. No other customer accounted for 10% or more of the Company’s consolidated net sales.

Markets and Competition

The private label food and beverage market has been growing. Over the last several decades, private label has had a history of consistently gaining market share, with share gains more prominent during recessionary periods when consumers seek value. Key factors driving private label growth include improved quality, unique product offerings, and greater retailer emphasis and strategic focus on building store brands and experiences through private label.

Over the last two years, consumers have faced significant inflationary pressure, which has strengthened the private label value proposition and supported private label unit share gains in our categories across the retail channel. Our business has also seen strong demand during this time; however, labor and materials availability, and supply chain disruption have constrained our ability to service all of the customer orders we have received. We are making steady progress in enhancing our service levels to target to capture incremental private label demand.

We have several competitors in each of our channels. For sales of private label products to retailers, the principal competitive factors are product quality, reliability of service, and price. For sales of products to food-away-from-home, co-manufacturing customers, industrial, and export customers, the principal competitive factors are price, product quality, specifications, and reliability of service. In addition, while we primarily manufacture private label products, we do manufacture some branded products. Competition to obtain shelf space for our branded products with retailers generally is based on the expected or historical performance of our product sales relative to our competitors. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality, promotion, and price. Some of our branded competitors have significantly greater resources and brand recognition than we do.

We believe our strategies for competing in private label, which include providing superior product quality, effective cost control, an efficient supply chain, successful innovation programs, and competitive pricing, allow us to compete effectively.

Resources

Raw Materials and Supplies: Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, oats, palm oil, peppers, soybean oil, sugar, tea, and wheat. The cost of raw materials used in our products fluctuate due to weather conditions, climate change, regulations, fuel prices, energy costs, labor shortages, labor disputes, freight transportation delays or availability, disruption in logistics, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are cartons, composite cans, corrugated containers, glass, metal cans, metal closures, and plastics. Ingredients and most packaging materials are generally purchased under long-term supply contracts. We believe these ingredients and packaging materials are generally available from a number of suppliers, although supply chain disruption in 2021 and 2022 has challenged and delayed timing of availability from our suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

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

Seasonality
In the aggregate, our sales are generally weighted slightly toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. Products that show a higher level of seasonality include creamer, coffee, specialty teas, hot cereal, in-store bakery items, and refrigerated dough products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of broth are generally higher in the fourth quarter, and sales of cookies, crackers, pretzels, and cheese & pudding are generally higher in the third and fourth quarters. Retail griddle waffles and pancakes are generally less seasonal with consistency across each quarter. Warmer weather products such as pickles typically have higher sales in the second quarter, while drink mixes, ready-to-drink beverages, candy, and bars generally show higher sales in the second and third quarters. The higher sales during seasonal periods impact our profitability as our manufacturing plants run at higher capacities and have more favorable fixed cost overhead absorption due to the higher volumes.
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
Due to shelter-in-place and social distancing measures as a result of the COVID-19 pandemic, we saw significant changes in product consumption patterns on our seasonality as consumers stocked their pantries and modified their purchasing habits in response to the pandemic, particularly in March and April 2020. This change in consumption demand in 2020 impacted comparability year-over-year. Additionally, the impact on profitability from our seasonality was disrupted by commodity inflation, supply chain disruption, and labor shortages in 2021 and 2022. For additional discussion on product consumption patterns due to commodity inflation, supply chain disruption, and labor shortages, see Part II, Item 7 - Known Trends or Uncertainties.
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
Human Capital

Creating a values-led, high performance workforce and becoming a talent leader is critical to achieving success in our growth strategy. Our human capital initiatives are grounded in our set of values called The TreeHouse Way, which includes: Own It, Commit to Excellence, Be Agile, Speak Up, and Better Together. Aligning to these values enables our people to more effectively collaborate, execute, and take advantage of the growth opportunities for our business. We drive our culture and human capital strategies by embedding these values across the employee management process by operationalizing these values in our hiring practices, performance management processes, and our approach to leadership development and training.

As of December 31, 2022, our work force consisted of approximately 7,500 full-time employees, with 6,100 in the United States and 1,400 in Canada. Approximately 1,700 were salaried, and 5,800 were hourly employees. Approximately 2,000 were unionized, and 5,500 were non-union employees. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory. Key areas of focus for the Company include:

Health and Safety: The safety of our employees is a top priority. Our business could not operate without our team members, and our plant employees are essential to the success of our company. TreeHouse is committed to creating a culture of Environmental, Health, Safety ("EHS") Excellence through personal ownership, risk prevention, and business partnership. We have established a common plant structure for our EHS organization at our facilities. This allows us to leverage best practices and streamline our EHS oversight processes and better focus our resources on safety risk identification and mitigation. We also adapted our safety communications to clearly convey the roles and responsibilities for this new organization and to deliver consistent safety messaging. This increased transparency, paired with the development of frontline employee safety committees, allows our employees at all levels to take ownership over creating a safety-first workplace and culture. Safety is incorporated into our TreeHouse Management Operating System ("TMOS") and under TMOS, our plants are accountable to EHS Improvement Plans, Environmental Compliance Plans and standardized Incident Investigation and Communication processes.

Diversity, Equity, & Inclusion ("DEI"): We are committed to building a diverse team, fostering an inclusive culture, and investing in equity across our organization. We believe building a team diverse in ideas, experiences, and backgrounds enables us to be more successful in our jobs and better address the needs of customers and consumers. Our DEI Council, which guides our work in this area, is composed of individuals from various levels and functions throughout the organization, working together to shape and advance our DEI commitments. Our DEI Strategic Road Map is a multiyear, enterprise-wide approach to accelerating our DEI journey. The work of our DEI Council is guided by the pillars of our DEI Strategic Plan: Represent, Educate & Employee Experience. We invest time and resources to ensure our workforce is representative of the communities in which they are located, and we utilize best practices to recruit and retain our diverse talent. We educate our leaders and employees on how best to contribute to an inclusive culture through continuing education and training to increase DEI awareness and to foster an employee experience where everyone feels a sense of belonging. As of December 31, 2022, 42% and 48% of our hourly and salaried workforce, respectively, were women, and 40% and 19% of our hourly and salaried workforce, respectively, were from racially or ethnically underrepresented groups.

Learning and Development: Employee development is critical to provide our people with the skills and opportunities they need to excel and be engaged at work. Each year, we conduct an Employee Engagement Survey, continuing to refine our employee engagement process and analytics to ensure we are improving the employee experience, work culture, and programs. Our areas of focus included strategy, collaboration, and career growth. Our Learning & Growing program provides employees with the tools and resources they need to learn and grow their career at TreeHouse with clarity around the behaviors, experiences, and expectations of our employees. As a part of our Learning & Growing program, we have rolled out tools to help our employees and managers have meaningful career conversations, as well as effective performance management discussions focused on growth and development.

Compensation and Benefits: TreeHouse offers competitive pay and benefit packages, designed to drive our performance-based culture and celebrate our collective organizational success. We are committed to and invest heavily in providing employees with comprehensive, market-competitive benefits that support our employees’ health, wealth, and balance. For US employees, we offer a variety of medical plans (including prescription drug coverage) with a range of coverage levels and costs which allows our employees to select the plan that best meets their individual needs. In addition, we offer employees dental and vision coverage, health savings and flexible spending accounts, paid time off, leave, care benefits (including back-up child/elder care), tuition reimbursement programs, a 401(k) retirement savings plan with matching company contributions, life insurance, and voluntary short-term and long-term disability insurance. For Canadian employees, we provide group benefits including health and dental, life, family life, accidental death and dismemberment insurance and disability coverage, and group retirement savings plans with matching company contributions. Canadian employees are also eligible for paid time off, employee assistance, virtual healthcare, emergency childcare, and tuition reimbursement programs.

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

Our ability to manufacture, move, and sell products is critical to our success. We are subject to damage or disruption to raw material supplies or our manufacturing or distribution capabilities (in particular, to the extent that our raw materials are sourced globally) due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, war, adverse geopolitical events such as a Russia-Ukraine war, pandemics and public health crises (such as the COVID-19 pandemic), strikes, labor shortages, freight transportation availability and transport capacity constraints, disruption in logistics, import restrictions, or other factors that impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, adversely affect our business, financial condition, and results of operations, as well as require additional resources to restore our supply chain.

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

The competitive environment requires us to attract, hire, retain and develop key employees, including our executive officers and senior management team, and maintain a highly skilled and diverse global workforce. We compete to attract and hire highly skilled employees and our own employees are highly sought after by our competitors and other companies in part as a result of the ongoing labor shortages occurring in the U.S. economy. Competition could cause us to lose talented employees, and unplanned turnover could deplete our institutional knowledge and result in increased costs such as our recent implementation of retention programs due to increased competition for employees.

Our results of operations are adversely affected by labor shortages, turnover, and labor cost increases.

Inflationary pressures, shortages in the labor market, and increased competition within and outside our industry for talented employees have increased our labor costs, which have negatively impacted our profitability. Labor shortages or lack of skilled labor have led to increases in costs to meet demand as we pay overtime and roll out incremental programs to attract and retain talent. Labor shortages may also negatively impact us from servicing all demand or operating our manufacturing and distribution facilities efficiently. Pandemics or public health crises (such as the COVID-19 pandemic) have caused illness as well as travel and government restrictions that have negatively impacted our operations by causing labor shortages and shutdowns of manufacturing facilities. Further, we distribute our products and receive materials through the freight transportation market, and reduced trucking capacity due to shortages of drivers can increase costs and reduce service levels due to lack of freight transportation availability. Additionally, an inability to enhance or develop robotic technology to automate processes in our manufacturing and distribution facilities could make us dependent on a labor force in tighter markets. Any substantial increase in these costs negatively impact on our profitability.

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

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high-volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2022, our ten largest customers accounted for approximately 56.6% of our consolidated net sales from continuing operations, and our largest customer, Walmart Inc. and its affiliates, accounted for approximately 22.1% of our consolidated net sales from continuing operations. No other customer accounted for 10% or more of the Company’s consolidated net sales. These customers typically do not enter into written contracts with fixed purchase commitments, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations, and financial condition.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems, including the internet, to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. These information technology systems, some of which are dependent on services provided by third parties, are susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, and other cybersecurity risks, telecommunication failures, user errors, employee error or malfeasance, catastrophic events, natural disasters, fire or other factors. Additionally, as a result of state-sponsored cyber threats including those stemming from the Russia-Ukraine war, we may face increased cybersecurity risks as companies based in the United States and its allied countries have become targets of malicious cyber activity. If we are unable to prevent, anticipate or adequately respond to and resolve these breaches, disruptions or failures, our business may be materially disrupted, and we may suffer other adverse consequences such as significant data loss, financial or reputational damage or penalties, legal claims or proceedings, remediation costs, or the loss of sales or customers.

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

As of December 31, 2022, we have $1,817.6 million of goodwill and $296.0 million of other intangible assets. Additionally, we have $666.5 million of property, plant, and equipment and $184.4 million of operating lease right-of-use assets as of December 31, 2022.

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

For the year ended December 31, 2021, on a continuing operations basis, we incurred a total of $9.2 million of non-cash impairment charges related to the Bars asset group.

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

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions, labor shortages or strikes by employees of suppliers, weather, crop conditions, transportation shortages and interruptions, natural disasters, sustainability issues, pandemics and public health crises (such as the COVID-19 pandemic), geopolitical events, or other catastrophic events. While individual input cost changes varied throughout the year, with certain costs increasing and others decreasing, input costs were in the aggregate unfavorable in 2022 compared to 2021. The Federal Reserve has recently taken action to reduce domestic inflation by raising interest rates. However, input costs could continue with volatility due to other external events such as the invasion of Ukraine by Russia or any other geopolitical conflicts. Although we have no direct exposure to Russia or Ukraine, our supply chain has been, and may continue to be, adversely impacted by the Russia-Ukraine war. We continue to face other challenges and risks arising from the war including added costs to existing inflationary pressures through increased fuel and raw material prices and labor costs.

We manage the impact of increases in the costs of raw materials, wherever possible, by locking in prices on quantities required to meet our production requirements. During 2021 and 2022, the overall global economy has experienced significant inflation in packaging materials, fuel, energy, and across several agricultural commodities, and there can be no assurance that our hedging activities will result in the optimal price. When feasible, we attempt to offset the effect of such increases by raising prices to our customers. However, changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures may also limit our ability to quickly raise prices in response to increased raw materials, packaging, and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging, and fuel costs, our operating profits and margins could be materially affected. In conditions of increasing input cost inflation, the ability to produce realistic, relevant and reliable forecast information could be materially affected which may result in misleading guidance leading to reputational damage. In addition, in instances of declining input costs, customers may look for price reductions in situations where we have locked into purchases at higher costs.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes, quality demands, eating habits, and overall purchasing trends of consumers and to offer products that appeal to their preferences. Purchasing trends are influenced by macro environment factors, particularly during the COVID-19 pandemic. These include, but are not limited to, at-home vs. food-away-from home consumption, consumer income and government stimulus, inflation, and unemployment. Consumer preferences change from time to time, and our failure to timely anticipate, identify, or react to these changes could result in reduced demand for our products, which would adversely affect our operating results and profitability.

New laws or regulations or changes in existing laws or regulations could adversely affect our business.

The food industry is subject to a variety of federal, state, local, and foreign laws and regulations, including, but not limited to, those related to food safety, food labeling, and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, international trade, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations, or the introduction of new laws or regulations, could increase the costs of doing business for the Company, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

Our indebtedness and our ability to service our debt adversely affect our business and financial condition.

As of December 31, 2022, we had $1,406.2 million of outstanding indebtedness, including a $588.6 million term loan ("Term Loan A-1") maturing on March 26, 2026, a $316.4 million term loan ("Term Loan A" and, together with Term Loan A-1, the "Term Loans") maturing on March 26, 2028, $500.0 million of 4.0% notes due September 1, 2028 (the "2028 Notes"), and $1.2 million of finance lease obligations. The Revolving Credit Facility (as defined in Note 13) and the Term Loans are known collectively as the "Credit Agreement." The degree to which we are leveraged could have adverse consequences to us, limiting management's choices in responding to business, economic, regulatory, and other competitive conditions. In addition, our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. In addition, we and our subsidiaries may incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the risks described herein would increase.

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

Our note receivable may have collectibility risk.

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business. A portion of the consideration transferred came in the form of a note receivable. A $425.9 million five-year Secured Promissory Note (the "Seller Note Credit Agreement") was issued by Rushmore Investment II LLC ("Holdings"), Rushmore Investment III LLC ("US Buyer") and 1373978 B.C. The Seller Note Credit Agreement sets forth the terms of the Seller Promissory Note and the loan evidenced thereby (the "Seller Loan"). The Seller Loan matures on October 1, 2027 and is guaranteed by Holdings and certain subsidiaries of US Buyer (collectively with Holdings and US Buyer, the "Loan Parties") and secured by a first-priority lien on substantially all of the Loan Parties' assets (subject to customary exceptions and limitations, including in connection with an asset-based revolving credit facility entered into by Holdings, US Buyer, certain of its subsidiaries and Bank of America, N.A., as administrative agent). See Note 8 of the Consolidated Financial Statements for additional information.

While we believe the Seller Loan is collectible, deterioration in the liquidity of the Loan Parties could impact the collectibility of this Seller Loan note receivable.

Disruptions in the financial markets could impair our ability to fund our operations or limit our ability to expand our business.

United States capital credit markets have experienced volatility, dislocations, and liquidity disruptions that caused tightened access to capital markets and other sources of funding. Capital and credit markets and the U.S. and global economies have been affected by additional volatility and negative economic conditions, including inflation, rising interest rates and lower consumer confidence, and the impacts of the ongoing conflict in Ukraine. These events have affected and could continue to affect the credit markets and have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. There can be no assurance that future volatility or disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets, or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business and could possibly increase our interest expense, which could have a material adverse effect on our financial results.

Increases in interest rates may negatively affect earnings.

As of December 31, 2022, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $905.0 million, based on the outstanding debt balance of our Credit Agreement. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could reduce our profitability and cash flows. As of December 31, 2022, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Our variable-rate debt is nearly fully hedged with our fixed rate interest rate swaps, but rising interest rates can impact other areas of the business, including, but not limited to, our pension plans or our suppliers. Each one percentage point change in LIBOR rates would result in an approximate $0.3 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the $875.0 million in interest rate swap agreements that were effective in 2022.

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

The Company is exposed to fluctuations in foreign currency exchange rates. The Company’s foreign subsidiaries purchase and sell various inputs that are based in U.S. dollars; accordingly, the profitability of the foreign subsidiaries are subject to foreign currency transaction gains and losses that affect earnings. We manage the impact of foreign currency fluctuations related to raw material purchases and sales of finished foods using foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiaries, which includes Canadian dollar denominated intercompany notes. We translate the Canadian assets, liabilities, revenues, and expenses into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency denominated earnings due to fluctuations in the values of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.

Changes in weather conditions, natural disasters, geopolitical events, and other catastrophic events beyond our control could adversely affect our results of operations.

Changes in weather conditions or climate changes, natural disasters such as floods, droughts, frosts, earthquakes, hurricanes, tornados, fires, or pestilence, geopolitical events such as a Russia-Ukraine war, and other catastrophic events may affect the cost and supply of commodities and raw materials. Additionally, these events could result in reduced supplies of raw materials or availability of critical utilities, such as power. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Further, changes in weather could impact consumer demand and our earnings may be affected by seasonal factors including the seasonality of our supplies and such changes in consumer demand. Damage or disruption to our production or distribution capabilities due to weather, natural disaster, fire, terrorism, war, pandemic, strikes, or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Climate change, including increasingly stringent legal and market measures to address climate change, presents challenges to our business and could materially adversely affect our businesses, reputation, operations and supply chain.

The effects of climate change expose us to both physical and transition risk and create financial and operational risks to our business, both directly and indirectly. There is a general consensus that carbon dioxide and other greenhouse gas ("GHG") emissions are linked to global climate change, impact global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters, and that these emissions must be reduced dramatically to avert the worst effects of climate change. Regulation of GHG emissions exposes us to costs. In addition, increased public awareness and concern regarding global climate change will likely result in more regulations designed to reduce GHG emissions. These climate changes have a negative effect on agricultural productivity, and we are subject to decreased availability or less favorable pricing for certain raw materials that are necessary for our products, including, but not limited to, coconut oil, coffee, corn and corn syrup, cucumbers, fruit, oats, palm oil, peppers, rice, soybean oil, sugar, tea, and wheat. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in material damage and disruptions to our manufacturing operations and distribution channels or our third party manufacturers’ operations, particularly where a product is primarily sourced from a single location. This may require us to make additional unplanned capital expenditures, increase the prices of our raw materials due to sourcing from other locations, increase our cost of transporting and storing raw materials, or disrupt our production schedules.

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

Strategic Risks

Our inability to execute our business strategy could adversely affect our business.

As we roll-out and execute on our business strategy, we have redesigned our operating model to deliver our growth objectives. We expect that the execution of our strategy will require change management activities to align our operating model for our new portfolio following the sale of a significant portion of the Company’s Meal Preparation business. Our capital investment plan to drive long term growth will be based on our new strategy. Our strategic ambition to be a leader in consumer trending food and beverage categories may divert the organization’s attention from other business issues. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often-complex initiatives. Any failure to implement our initiatives could adversely affect our ability to grow margins. If we are unsuccessful in implementing or executing one or more of our business strategies, our business could be adversely affected.

The divestiture of a significant portion of the Meal Preparation business could negatively impact our performance.

On October 3, 2022, we completed the sale of a significant portion of the Company’s Meal Preparation business. See Note 7 of the Consolidated Financial Statements for additional information. This business was integrated with our continuing operations, including, but not limited to, certain information technology systems, procurement and order processing, customer service, human resources, and our distribution network. The Company entered into a Transition Services Agreement ("TSA") with the Buyer designed to ensure and facilitate an orderly transfer of business operations. These services terminate at various times up to twenty-four months from the date of sale and certain services can be renewed with a maximum of an additional twelve-month period. We continue to work to fully separate from this divestiture, and we will incur additional costs to complete this transition that we may not be able to fully pass on to the Buyer. These TSA activities will divert resources from our business during the TSA period. Further, inefficiencies may result if such separation is delayed or not implemented effectively, and unforeseen difficulties and expenditures that may arise as a result, including potential stranded costs. These matters could have a negative impact on our financial performance.

Our operations are subject to the general risks associated with acquisitions, divestitures, and other strategic transactions.

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

We depend on our ability to evolve and grow, and as changes in our business environments occur, we may adjust our business plans by introducing new growth, reinvestment, and restructuring programs, from time to time, to meet these changes, such as our Strategic Growth Initiatives, a growth and reinvestment strategy, Structure to Win, an operating expense improvement program, and TreeHouse 2020, a long-term growth and margin improvement strategy involving plants and distribution locations. During 2022, the Company incurred approximately $85.1 million in growth, reinvestment, and restructuring program costs from continuing operations. See Note 3 of the Consolidated Financial Statements for additional information. Growth, reinvestment, and restructuring programs often require a substantial amount of management and operational resources, which may divert the Company’s attention from existing core businesses, potentially disrupting our operations and adversely affecting our relationships with suppliers and customers. In addition, events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits on our expected timetable or at all, and there can be no assurance that any benefits we realize from these efforts will be sufficient to offset the expenses and costs that we expect to incur from these programs.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin. We also maintain a network of leased distribution facilities. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. The following chart lists the location and principal products produced at our production facilities as of December 31, 2022:

United States:
Forest Park, Georgia (Refrigerated dough)	Chicago, Illinois (Pickles)	Dixon, Illinois (Aseptic cheese sauces and puddings)	Pecatonica, Illinois (Non-dairy powdered creamer)
South Beloit, Illinois (Cookies)	Cedar Rapids, Iowa (Hot cereal)	New Hampton, Iowa (Non-dairy powdered creamer)	Princeton, Kentucky (Crackers)
Wayland, Michigan (Non-dairy powdered creamer)	Lakeville, Minnesota (Bars)	Cambridge, Maryland** (Broth and ready-to-drink beverages)	Tonawanda, New York (Cookies)
Faison, North Carolina (Pickles)	Hanover, Pennsylvania (Pretzels)	Lancaster, Pennsylvania (Pretzels)	Womelsdorf, Pennsylvania (Candy)
Carrollton, Texas (Refrigerated dough)	Dallas, Texas* (Single serve hot beverages)	Ogden, Utah* (In-store bakery and frozen griddle)	Green Bay, Wisconsin (Pickles)
Manawa, Wisconsin (Powdered drinks, single serve hot beverages and hot cereals)

Canada:
Delta, British Columbia* (Specialty tea)	Brantford, Ontario (Frozen griddle)	Georgetown, Ontario (Crackers)	Kitchener, Ontario (Crackers)
Richmond Hill, Ontario* (Broth)

*The Company leases these facilities.
**Subsequent to December 31, 2022, the Company purchased the Cambridge, Maryland facility. The Company was leasing this facility as of December 31, 2022.

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
On January 31, 2023, there were 1,755 shareholders of record of our common stock.
We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our Board of Directors.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization of which $266.7 million remained available under the stock repurchase program. Any shares repurchased will be held as treasury stock. There were no shares repurchased during the year ended December 31, 2022.
Performance Graph
The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2017 through December 31, 2022. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P SmallCap 600 Index and the S&P Food & Beverage Select Index.
The graph assumes an investment of $100 on December 31, 2017 in each of TreeHouse Foods’ common stock, the stocks comprising the S&P SmallCap 600 Index, and the S&P Food & Beverage Select Index.

Comparison of Cumulative Total Return of $100 among TreeHouse Foods, Inc., S&P SmallCap 600 Index, S&P MidCap 400 Index, and the S&P Food & Beverage Select Index

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
TreeHouse Foods, Inc.
S&P SmallCap 600 Index
S&P Food & Beverage Select Index

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
TreeHouse Foods, Inc.	100	$102.53	$98.06	$85.91	$81.95	$99.84
S&P SmallCap 600 Index	100	91.52	112.37	125.05	158.59	133.06
S&P Food & Beverage Select Index	100	90.80	111.06	133.00	153.96	152.01

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the years ended December 31, 2022, 2021, and 2020. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Sale of a Significant Portion of the Meal Preparation Business

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Business"), including pasta, pourable and spoonable dressing, preserves, red sauces, syrup, dry blends and baking, dry dinners, pie filling, pita chips and other sauces, for a closing purchase price of $963.8 million (the "Transaction"), subject to customary purchase price post-closing adjustments, pursuant to the terms of the Stock Purchase Agreement, dated as of August 10, 2022. The Company used $500.0 million of the net proceeds to pay down debt on its term loans. This Transaction is in line with the Company’s strategy to build leadership and depth around a focused group of categories in its higher-growth businesses. Beginning in the third quarter of 2022, the Business met the criteria for discontinued operations presentation, and, as such, has been excluded from continuing operations for all periods presented. Refer to Note 7 of our Consolidated Financial Statements for additional information.

Segment Change

As a result of entering into the sale agreement of a significant portion of the Company's Meal Preparation business, the Company changed the structure of its internal organization and reporting in the third quarter of 2022 and began operating as one segment. Refer to Note 1 of our Consolidated Financial Statements for more information regarding the change in segment structure during the third quarter of 2022.

Executive Summary

The following table summarizes our consolidated financial results (in millions, except per share data and percentages):

	Year Ended December 31,
	2022	2021	% Change
GAAP Results
Net sales	$3,454.0	$2,945.9	17.2%
Net loss from continuing operations	(16.1)	(80.9)	80.1
Diluted loss per share from continuing operations	(0.29)	(1.45)	80.0

Non-GAAP Results (1)
Adjusted EBITDA from continuing operations	287.0	288.3	(0.5)
Adjusted net income from continuing operations	66.1	53.1	24.5
Adjusted diluted EPS from continuing operations	1.17	0.94	24.5

(1)Adjusted EBITDA from continuing operations, adjusted net income from continuing operations, and adjusted diluted EPS from continuing operations are Non-GAAP financial measures. Refer to the "Non-GAAP Measures" section for additional information.

2022 Financial Highlights

The following are highlights in our net sales and earnings for the year ended December 31, 2022 compared to the year ended December 31, 2021. Refer to the "Results of Operations" section for further discussion and analysis.

•Net sales increased 17.2% primarily due to our pricing actions to recover commodity and freight cost inflation as we continue to manage through the current inflationary macro environment. However, labor and supply chain disruption constrained our capacity to service increased demand for private label food and beverage products.
•Earnings were steady year-over-year due to our pricing actions to recover commodity and freight inflation, but global labor and continued supply chain disruption challenged our profitability when compared to 2021.

Known Trends or Uncertainties

Macroeconomic Conditions

We believe that the private label value proposition is becoming increasingly important for consumers as inflation is reflected in higher shelf price, and we have seen demand for private label strengthen. Our ability to service this strengthening demand continues to be impacted by the macro environment, including industry-wide supply chain disruption and labor availability challenges. These items are not only impacting our sales volume, but they are also adversely impacting our profitability. These issues coupled with commodity inflation and increased freight costs, have increased our cost to service the customer. In response, we implemented pricing actions to recover costs that built throughout 2022 with our final wave of pricing implemented in the fourth quarter of 2022. Additionally, rising interest rates during 2022 are challenges for both companies and consumers that are impacting the economy. The strengthening of the U.S. Dollar also adversely impacts the results of our Canadian operations.

Supply Chain Disruption and Labor Shortages

During the year ended December 31, 2022, we continued to experience significant disruptions in the global supply chain network which began during the year ended December 31, 2021. These disruptions include, but are not limited to, items such as freight transportation availability, labor challenges, and raw materials and packaging availability challenges, which have negatively impacted our margins and ability to service demand during the year ended December 31, 2022. In response, we implemented labor and supply initiatives, which included actions such as increasing hourly labor rates, awarding bonuses to our hourly employees in order to better attract and retain talent, implementing one-time retention programs, granting additional stock-based compensation awards to drive retention, securing additional suppliers, and engaging additional transportation partners. We will continue to actively monitor and manage our response to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our margins and service levels.

Commodity Inflation

During the year ended December 31, 2022, the Company continued to experience significant cost increases compared to 2021 across raw materials, packaging materials, fuel, energy, and agricultural commodities, including but not limited to edible oils (soybean, palm, and coconut), wheat, oats, coffee, corn, cucumbers, and eggs. In particular, the price of eggs increased in 2022 in part due to a wave of avian flu which impacted the supply of chickens and turkeys in the United States.

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

Rising Interest Rates

The Federal Reserve has raised the federal funds interest rate throughout 2022 and is expected to continue to raise rates in 2023 in its effort to take action against domestic inflation. The Company has long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base in order to mitigate the Company's exposure to interest rate risk. As of December 31, 2022, we have an outstanding variable-rate debt balance of $905.0 million, and our interest rate swap agreements with a fixed LIBOR interest rate base are at $875.0 million and mature on February 28, 2025. As a result, our variable-rate debt is nearly fully hedged with our fixed rate interest rate swaps. The rising interest rates have had a favorable impact to the fair value of the Company's interest rate swap agreements, and the Company recorded a $78.4 million mark-to-market unrealized gain for the year ended December 31, 2022. Refer to Note 21 to our Consolidated Financial Statements for additional information. For additional information regarding the Company's exposure to interest rate risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Fluctuations

The U.S. Dollar has been strengthening compared to most foreign currencies. The most significant currency affecting our continuing operating results is the Canadian Dollar. The Canadian Dollar exposures to revenue are greater than the exposure to input costs for foreign produced products. As such, a weaker Canadian Dollar leads to an unfavorable impact to the Company’s operating results. In addition to higher input costs, the Company is impacted by the re-measurement of the Canadian Dollar denominated intercompany loans and the translation of the Canadian Dollar financial statements. The Company recorded a $1.7 million loss on foreign currency exchange within the Consolidated Statements of Operations for the year ended December 31, 2022, and the Company recorded a $16.1 million loss on foreign currency translation within the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2022. We will continue to monitor the impact of foreign currency to the Company's results of operations.

Results of Operations
The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2022		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$3,454.0	100.0%	$2,945.9	100.0%	$2,994.3	100.0%
Cost of sales	2,939.1	85.1	2,479.2	84.2	2,449.6	81.8
Gross profit	514.9	14.9	466.7	15.8	544.7	18.2
Operating expenses:
Selling and distribution	219.0	6.3	200.4	6.8	196.6	6.6
General and administrative	206.6	6.0	185.3	6.3	225.9	7.5
Amortization expense	47.9	1.4	47.3	1.6	50.4	1.7
Asset impairment	—	—	9.2	0.3	—	—
Other operating expense, net	62.9	1.8	84.7	2.9	69.1	2.3
Total operating expenses	536.4	15.5	526.9	17.9	542.0	18.1
Operating (loss) income	(21.5)	(0.6)	(60.2)	(2.1)	2.7	0.1
Other (income) expense:
Interest expense	69.9	2.0	72.1	2.4	92.6	3.1
Interest income	(15.5)	(0.4)	(4.7)	(0.2)	(4.8)	(0.2)
Loss on extinguishment of debt	4.5	0.1	14.4	0.5	1.2	—
Loss (gain) on foreign currency exchange	1.7	—	(0.4)	—	(0.6)	—
Other (income) expense, net	(74.3)	(2.2)	(39.4)	(1.3)	30.2	1.0
Total other (income) expense	(13.7)	(0.5)	42.0	1.4	118.6	3.9
Loss before income taxes	(7.8)	(0.1)	(102.2)	(3.5)	(115.9)	(3.8)
Income tax expense (benefit)	8.3	0.2	(21.3)	(0.7)	(61.1)	(2.0)
Net loss from continuing operations	(16.1)	(0.3)	(80.9)	(2.8)	(54.8)	(1.8)
Net (loss) income from discontinued operations	(130.2)	(3.8)	68.4	2.3	68.6	2.3
Net (loss) income	$(146.3)	(4.1)%	$(12.5)	(0.5)%	$13.8	0.5%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Continuing Operations

Net Sales — Net sales for the year ended December 31, 2022 totaled $3,454.0 million compared to $2,945.9 million for the year ended December 31, 2021, an increase of $508.1 million, or 17.2%. The change in net sales from 2021 to 2022 was due to the following:

	Dollars	Percent
	(In millions)
2021 Net sales	$2,945.9
Pricing	533.3	18.1%
Volume/mix	(19.5)	(0.7)
Foreign currency	(5.7)	(0.2)
2022 Net sales	$3,454.0	17.2%

Foreign currency		0.2
Percent change in organic net sales (1)		17.4%
(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 17.2% was primarily driven by favorable pricing to recover commodity and freight cost inflation. This was partially offset by labor and supply chain disruption, which constrained our ability to service demand. Additionally, decreases in volume were due to exiting lower margin business particularly in Pickles.

Gross Profit — Gross profit as a percentage of net sales was 14.9% for the year ended December 31, 2022 compared to 15.8% for the year ended December 31, 2021, a decrease of 0.9 percentage points. The decrease is primarily due to incremental costs related to labor and supply chain disruption as a result of the macro environment. Additionally, inbound freight cost inflation and warehouse capacity challenges contributed to the decrease. This was partially offset by the Company's pricing actions to recover commodity and freight inflation in prior periods, favorable category mix, and lower costs for purchases of personal protective equipment for employees and additional sanitation measures.
Total Operating Expenses — Total operating expenses were $536.4 million for the year ended December 31, 2022 compared to $526.9 million for the year ended December 31, 2021, an increase of $9.5 million. The increase is primarily attributable to higher freight costs of $18.7 million due to freight cost inflation and lower utilization of full truck load shipments due to supply chain disruption. Additionally, higher employee compensation costs to address retention and labor shortages contributed to the increase. This was partially offset by TSA income and a non-recurring non-cash impairment charge of $9.2 million related to the Bars asset group in 2021.
Total Other (Income) Expense — Total other expense of $42.0 million in 2021 decreased by $55.7 million to be total other income of $13.7 million in 2022. The decrease was primarily due to higher favorable non-cash mark-to-market impacts from hedging activities of $37.8 million, largely driven by interest rate swaps due to rising interest rates, interest income of $10.6 million from our Note Receivable, and a lower loss on extinguishment of debt in 2022 compared to 2021.
Income Taxes — Income taxes were recognized at an effective rate of (106.4)% in 2022 compared to 20.8% in 2021. The change in the Company's effective tax rate is primarily driven by a change in the valuation allowance recorded against certain deferred tax assets and a change in the tax deductible stock-based compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net (loss) income from discontinued operations was a $130.2 million loss for the year ended December 31, 2022 compared to $68.4 million of income for the year ended December 31, 2021, a decrease of $198.6 million. The decrease is primarily due to an expected loss on disposal of $128.5 million as a result of the completion of the sale of a significant portion of the Meal Preparation business on October 3, 2022, a decrease in gross margin of $81.0 million, and the completion of the sale of the Ready-to-eat Cereal business on June 1, 2021, which resulted in a non-recurring pre-tax gain of $18.4 million. Gross margin was adversely impacted by commodity and freight cost inflation, which was offset by favorable pricing actions to recover inflation, and incremental costs related to labor and supply chain disruption. An increase in interest expense due to rising interest rates also contributed to the decrease. Partially offsetting the decrease in income was lower operating expenses due to the fact that 2022 was not a full year of these costs. Refer to Note 7 of our Consolidated Financial Statements for additional details.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Continuing Operations

Net Sales — Consolidated net sales decreased 1.6% to $2,945.9 million for the year ended December 31, 2021, compared to $2,994.3 million for the year ended December 31, 2020. The change in net sales from 2020 to 2021 was due to the following:

	Dollars	Percent
	(In millions)
2020 Net Sales	$2,994.3
Volume/mix excluding divestitures	(94.9)	(3.2)%
Pricing	59.9	2.0
Volume/mix related to divestitures	(21.4)	(0.7)
Foreign currency	8.0	0.3
2021 Net Sales	$2,945.9	(1.6)%

Volume/mix related to divestitures		0.7
Foreign currency		(0.3)
Percent change in organic net sales (1)		(1.2)%

(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales decrease of 1.6% was primarily driven by unfavorable volume/mix excluding divestitures due to lower COVID-19 related retail grocery demand in 2021 compared to 2020, supply chain disruption, which challenged our ability to meet demand, and lower volume/mix due to the divestiture of the two In-Store Bakery facilities. The decrease in net sales was partially offset by favorable pricing to partially recover commodity and freight cost inflation, increased demand in the food-away-from home sales channel, new product sales, and favorable Canadian foreign exchange.

Gross Profit  — Gross profit as a percentage of net sales was 15.8% for the year ended December 31, 2021 compared to 18.2% for the year ended December 31, 2020, a decrease of 2.4 percentage points. The decrease is primarily due to commodity inflation, supply chain disruption causing increased labor costs and supply shortages, which combined with reduced COVID-19 related retail grocery demand, resulted in unfavorable fixed cost overhead due to lower volume, unfavorable channel mix from increased food-away-from-home demand, and increased operational costs as a result of severe winter weather in certain regions of the U.S during the first quarter of 2021. This was partially offset by favorable pricing actions to recover commodity and freight cost inflation and lower costs necessary to respond to the COVID-19 pandemic, such as increased production shifts, supplemental pay, protective equipment for employees, and additional sanitation measures.

Total Operating Expenses — Total operating expenses were $526.9 million for the year ended December 31, 2021 compared to $542.0 million for the year ended December 31, 2020, a decrease of $15.1 million. The decrease is primarily attributable to lower employee incentive compensation expense, lower professional fees, and a non-recurring legal settlement that occurred in 2020. This was partially offset by higher freight costs of $11.7 million due to freight cost inflation, a non-cash impairment charge of $9.2 million related to the Bars asset group, and one-time employee recognition payments to drive retention.

Total Other Expense — Total other expense decreased by $76.6 million to $42.0 million in 2021 compared to $118.6 million in 2020. The decrease was primarily related to favorable non-cash mark-to-market impacts from hedging activities of $67.3 million, driven by interest rate swaps and partially offset by commodity contracts. Additionally, the Company incurred lower interest expense as a result of debt refinancing completed in the first quarter of 2021 and third quarter of 2020. This was partially offset by a higher loss on extinguishment of debt in 2021 compared to 2020.

Income Taxes — Income taxes were recognized at an effective rate of 20.8% in 2021 compared to 52.7% in 2020. The change in the Company's effective tax rate is primarily the result of changes in the amount recognized associated with the net operating loss carryback of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the amount of valuation allowance recorded against certain deferred tax assets.
Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net (loss) income from discontinued operations was $68.4 million of income for the year ended December 31, 2021 compared to $68.6 million of income for the year ended December 31, 2020, a decrease of $0.2 million. Decreases were primarily due to a $43.9 million decrease in gross margin, higher freight costs due to freight cost inflation, integration costs associated with the recent pasta acquisition, and higher marketing spend. Increases were offset primarily due to a greater non-recurring impairment charge related to the expected loss on disposal of the RTE Cereal business recognized in 2020 of $51.2 million compared to that recognized in 2021 of $0.3 million. Other increases were due to the completion of the sale of the RTE Cereal business on June 1, 2021 resulting in the recognition of a pre-tax gain of $18.4 million. Refer to Note 7 of our Consolidated Financial Statements for additional details.

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

Seller Note Credit Agreement

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business for a closing purchase price of $963.8 million, subject to customary purchase price post-closing adjustments. The purchase price consideration transferred included a $425.9 million five-year secured Seller Promissory Note ("Seller Note Credit Agreement") with Rushmore Investment II LLC (“Holdings”) and the US Buyer (collectively with Holdings and US Buyer, the "Loan Parties") which matures on October 1, 2027.

The Seller Note Credit Agreement sets forth the terms of the Seller Promissory Note and the loan evidenced thereby (the "Seller Loan"). The Seller Loan bears interest at a rate per annum equal to 10% for the first two years thereof, 11% for the third year thereof, 12% for the fourth year thereof, and 13% thereafter, payable quarterly in arrears. For the first year of the Seller Loan, a portion of the interest, of up to 1% per annum, may be paid in kind; all other interest for the first year, and all interest thereafter, will be paid in cash. Starting on March 31, 2025, the Loan Parties shall commence repayment of the principal amount of the Seller Loan on a quarterly basis at 0.25% of the principal adjusted for prepayments. The Seller Loan has a balance of $427.0 million as of December 31, 2022.

Receivables Sales Program

The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $152.9 million was available under the Receivables Sales Program limit as of December 31, 2022. See Note 5 to our Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility.

As a result of the sale of a significant portion of the Company’s Meal Preparation business, the Company was required to reduce the sale of receivables related to the divested business. Subsequent to the Transaction, the Company will continue to evaluate the extent of the use of the Receivables Sales Program for its cash resource needs and expects to reduce the use of factoring.

Revolving Credit Facility

If additional borrowings are needed, approximately $482.3 million was available under the Revolving Credit Facility as of December 31, 2022. In October 2022, the Company reduced the revolving credit commitment from $750.0 million to an aggregate amount of $500.0 million. See Note 13 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

CARES Act

Our cash earnings and liquidity have been impacted by global macroeconomic challenges with commodity inflation and supply chain disruption, but we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. Under the CARES Act, we deferred the payment of $21.7 million in payroll taxes in 2020, with $12.3 million paid in 2021 and 2022, and the remaining $9.4 million to be paid in the first quarter of 2023. We filed refund claims from the Internal Revenue Service of $73.5 million and $8.3 million related to the net operating loss carryback provisions of the CARES Act for the 2019 and 2020 federal tax losses, respectively. We received $71.4 million in the fourth quarter of 2020 and the remaining $2.1 million in the third quarter of 2022 related to the 2019 refund claim, and we received $8.3 million in the fourth quarter of 2021 related to the 2020 refund claim.

The following table is derived from our Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$(81.6)	$140.5	$212.3
Investing activities of continuing operations	(90.0)	(68.5)	(69.7)
Financing activities of continuing operations	(522.4)	(361.9)	74.3
Cash flows from discontinued operations	432.6	235.7	(58.6)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Operating Activities From Continuing Operations

Net cash used in operating activities from continuing operations was $81.6 million in 2022 compared to net cash provided by operating activities from continuing operations of $140.5 million in 2021, a decrease of $222.1 million. The increase in cash used was primarily attributable to increased investment in inventories in connection with actions taken to improve service levels as well as commodity and freight cost inflation, which have increased receivables and inventories due to pricing actions and higher input costs. Additionally, separation costs in connection with divestiture activities contributed to cash used.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $90.0 million in 2022 compared to $68.5 million in 2021, an increase in cash used of $21.5 million. This was primarily driven by non-recurring proceeds received from the sale of our investments during the first quarter of 2021 as the Company entered into a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability (refer to Note 21 to our Consolidated Financial Statements for additional information) and higher capital expenditures in 2022 as the Company began to implement its post-divestiture strategy of deploying more capital and reinvesting in the business for manufacturing plant improvements. This was partially offset by increased proceeds received from the sale of fixed assets.

Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations was $522.4 million in 2022 compared to $361.9 million in 2021, an increase in cash used of $160.5 million. The increase in cash used is primarily due the prepayment of debt of $500.0 million, which consisted of $174.8 million on Term Loan A and $325.2 million on Term Loan A-1. Additionally, a non-recurring increase to the Term Loan balances of $304.0 million during 2021 due to Amendment No. 3 to the Credit Agreement contributed to the increase in cash used. This was partially offset by a non-recurring cash outflow for debt refinancing in 2021, which included the redemption of the 2024 Notes of $602.9 million. Additionally, offsetting the increase in cash used was a non-recurring of a cash outflow of $25.0 million common stock repurchases during 2021.

Cash Flows From Discontinued Operations

Net cash provided by discontinued operations was $432.6 million in 2022 compared to cash provided by discontinued operations of $235.7 million in 2021, an increase in cash provided of $196.9 million. The increase in cash provided in 2022 is primarily due the proceeds received of $537.9 million from the completion of the sale of a significant portion of the Meal Preparation business on October 3, 2022. This was partially offset by non-recurring proceeds received of $88.0 million from the completion of the sale of the RTE Cereal business on June 1, 2021. Additionally, the increase was partially offset by lower cash earnings from the Meal Preparation business, which reflects the impact of commodity and freight cost inflation. Working capital changes have been impacted by higher sales as a result of price increases in response to commodity and freight cost inflation, which have increased receivables and inventories. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Operating Activities From Continuing Operations

Net cash provided by operating activities from continuing operations was $140.5 million in 2021 compared to $212.3 million in 2020, a decrease in cash provided of $71.8 million. The decrease was primarily attributable to lower cash earnings, which included a non-recurring cash benefit from the CARES Act received in 2020 and higher incentive compensation paid in the first quarter of 2021 compared to the first quarter of 2020 based on prior year performance. This was partially offset by an increase in cash flows from the Receivables Sales Program (refer to Note 5 to our Consolidated Financial Statements for additional information) and an increase in cash flow from accounts payable due to improved working capital management.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $68.5 million in 2021 compared to $69.7 million in 2020, a decrease in cash used of $1.2 million. The decrease was primarily driven by a non-recurring prior year acquisition of a refrigerated dough businesses and the proceeds received from the sale of our investments during 2021 as the Company entered into a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability (refer to Note 21 to our Consolidated Financial Statements for additional information). This was partially offset by non-recurring proceeds received from the prior year sale of the In-Store Bakery and Minneapolis, Minnesota facilities.

Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations was $361.9 million in 2021 compared to cash provided by financing activities of $74.3 million in 2020, an increase in cash used of $436.2 million. The increase in cash used is primarily attributable to the redemption of the 2024 Notes of $602.9 million and non-recurring proceeds of $500.0 million received from the issuance of the Company's 2028 Notes in the prior year. This was partially offset by Amendment No. 3 to the Credit Agreement, which resulted in an increase in Term Loan balances $304.0 million used to fund the redemption of the 2024 Notes during 2021, and non-recurring cash used for the prior year redemption of the 2022 Notes of $375.9 million during 2020. Repurchases of common stock were $25.0 million in both 2021 and 2020.

Cash Flows From Discontinued Operations

Net cash provided by discontinued operations was $235.7 million in 2021 compared to cash used in discontinued operations of $58.6 million in 2020, an increase in cash provided of $294.3 million. The increase in cash provided by discontinued operations is primarily attributable to a non-recurring 2020 acquisition of a pasta business for $239.2 million, proceeds received from the completion of the sale of the RTE Cereal business of $88.0 million in 2021. This was partially offset by a decrease in cash flow provided by operating activities from a significant portion of the Meal Preparation and RTE Cereal businesses, which reflect the impact of reduced COVID-19 related retail grocery demand and commodity and freight cost inflation. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Debt Obligations

As of December 31, 2022, $482.3 million of the aggregate commitment of $500.0 million of the Revolving Credit Facility was available. Under the Second Amended and Restated Credit Agreement (the "Credit Agreement"), the Revolving Credit Facility matures on March 26, 2026. In addition, as of December 31, 2022, there were $17.7 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the year ended December 31, 2022 was 5.53%. Including the impact of interest rate swap agreements in effect as of December 31, 2022, the average rate is 4.91%

Our long-term debt outstanding, including the current portion, was $1,406.2 million at December 31, 2022 and $1,921.5 million at December 31, 2021, a decrease of $515.3 million. This decrease was primarily due prepayment of debt of $500.0 million which consisted of $174.8 million on Term Loan A and $325.2 million on Term Loan A-1. The cash used to pay down debt was from the cash proceeds of the sale of a significant portion of the Meal Preparation business. As a result of the principal prepayment of $500.0 million on Term Loan A and Term Loan A-1 in October 2022, principal amortization payments are no longer due on a quarterly basis, and the remaining principal balances are due at maturity. The maturity dates for Term Loan A and Term Loan A-1 are March 26, 2028 and March 26, 2026, respectively. The remainder of the decrease in our debt was due to quarterly principal payments. Finance lease obligations decreased by $1.0 million during the year ended December 31, 2022.

At December 31, 2022, we had $316.4 million outstanding under Term Loan A, $588.6 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $1.2 million of finance lease obligations.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of December 31, 2022.

See Note 13 to our Consolidated Financial Statements for information on our debt obligations.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Year Ended December 31, 2022
(In millions)
Net sales	$3,398.8
Gross profit (1)	492.8
Net income from continuing operations	40.4
Net loss from discontinued operations	(136.3)
Net loss	(95.9)

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	December 31, 2022
(In millions)
Current assets	$725.0
Noncurrent assets	3,215.3
Current liabilities	742.3
Noncurrent liabilities (2)	1,665.2

(1)During the year ended December 31, 2022, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $82.3 million of net sales to the Non-Guarantor Subsidiaries and $271.8 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $13.2 million as of December 31, 2022.

Cash Requirements

Our cash requirements within the next twelve months include working capital requirements, interest payments, and capital expenditures. We believe our current cash balances, strong cash flows, and our available sources of liquidity and capital, including a $500.0 million Revolving Credit Facility, as well as possible future sources of liquidity and capital will be sufficient to meet these twelve month and long-term cash requirements and capital expenditures.

Our cash requirements under our various contractual obligations and commitments include:

•Debt obligations and interest payments – See Note 13 to our Consolidated Financial Statements for information on our debt obligations and the timing of future principal. Estimated future interest payments on the Company’s debt are expected to be $337.3 million (with $76.3 million expected in 2023) based on the interest rates at December 31, 2022. Additionally, the Company has entered into interest rate swap agreements to lock into a fixed LIBOR interest rate base. See Note 21 to our Consolidated Financial Statements for information on our interest rate swap agreements and the future obligations.
•Operating and finance lease obligations – See Note 4 to our Consolidated Financial Statements for information on our operating and finance lease obligations and the amount and timing of future payments.
•Purchase obligations – Purchase obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are a part of our production process. Minimum amounts committed to as of December 31, 2022 were $609.6 million (with $576.5 million due in 2023).
•Pension and other postretirement benefit obligations – Future payments related to pension and postretirement benefits are estimated by an actuarial valuation. See Note 18 to our Consolidated Financial Statements for information on our pension and postretirement benefit obligations and the amount and timing of future payments.
•Exit or disposal cost obligations – See Note 3 to our Consolidated Financial Statements for information on our exit or disposal cost obligations and the amount and timing of future payments. Our exit or disposal cost obligations primarily consist of severance and retention obligations.
•Deferred compensation – Deferred compensation is a plan established for the exclusive benefit of a select group of management and highly compensated employees of the Company and its affiliates to provide an additional means by which such employees may defer funds for their retirement. Deferred compensation obligations have been allocated to payment periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age. Estimated future deferred compensation payments as of December 31, 2022 were $6.3 million (with $1.1 million due in 2023).
•Unrecognized tax benefits – See Note 12 to our Consolidated Financial Statements for information on our unrecognized tax benefits and the amount and timing of future payments.
•Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, employee health care, workers' compensation claims, other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation and investigation, and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of December 31, 2022. See Note 20 to our Consolidated Financial Statements for more information about the Company’s commitments and contingent obligations.

Capital Expenditures

We continue to make investments in property, plant, and equipment and software for our business offices, manufacturing, and distribution facilities. Our preliminary estimate of capital expenditures for 2023 is approximately $130 million. Our planned increase in capital spending over the prior year is in accordance with our growth strategy as we reinvest in our business. Additionally, subsequent to December 31, 2022, the Company exercised a purchase option on the lease of its Cambridge, Maryland facility for $8.1 million. The Cambridge facility purchase was also included in the estimate of capital expenditures for 2023. Our capital expenditures were $94.8 million, $86.1 million, and $84.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Our capital plan includes investment in climate-related projects in order to achieve our broader environmental goals. These climate-related projects are for investments in energy and water efficiency as well as waste reduction initiatives. Our investments, which have not historically been material, are expected to be approximately $10 million in 2023.

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

Trade Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. These customer promotional programs are generally more significant for branded products compared to the majority of our private label products. This allowance is based on a combination of historical average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by the customer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are immaterial and recognized as a change in management estimate in a subsequent period. This allowance was $19.5 million and $21.8 million at December 31, 2022 and 2021, respectively.

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

During the fourth quarter of 2021, as a result of rising input costs coupled with lower than expected new business wins, we revised our forecast expectations for the Bars asset group and performed a recoverability assessment. Our assessment indicated that the Bars asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $9.2 million of property, plant, and equipment was recognized in our Bars asset group. The impairment charge is included in Asset impairment in the Consolidated Statements of Operations.

Expected Loss on Disposal of a Business — On August 10, 2022, the Company announced that it had entered into a Stock Purchase Agreement with two entities affiliated with Investindustrial. On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Business") for a closing purchase price of $963.8 million, subject to customary purchase price post-closing adjustments. The closing purchase price consisted of approximately $537.9 million in cash and approximately $425.9 million in a five-year secured seller promissory note.

The transaction resulted in an expected loss on disposal of $128.5 million, which is included within the Net (loss) income from discontinued operations in the Consolidated Statements of Operations. The expected loss on disposal was calculated as the difference between the fair value of the disposal group and the carrying value of the associated assets, including the related goodwill. The fair value was determined based on the consideration transferred less costs to sell.

Prior to the sale of the RTE Cereal business on June 1, 2021, there were expected disposal loss adjustments of $0.3 million and $51.2 million recognized as asset impairment charges during the years ended December 31, 2021 and 2020, respectively, within Net (loss) income from discontinued operations as the business was held for sale. At the date of the sale, a pre-tax gain of $18.4 million was recognized as a result of the sale proceeds received being at the high end of the range of management's previous estimate of the disposal group's fair value. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Goodwill and Indefinite Lived Intangible Assets — Goodwill and indefinite lived intangible assets totaled $1,823.6 million and $1,827.9 million as of December 31, 2022 and 2021, respectively, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks, and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized.

The Company has one reporting unit within its single reportable and operating segment. The Company completed its annual goodwill and intangible asset impairment analysis as of December 31, 2022. Our assessment did not result in an impairment. Our analysis employed the use of an income approach, corroborated by the market approach. The Company believes the income approach is the most reliable indicator of the fair value of the reporting unit. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. The income approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our estimates using the best information available at the time. Discount rates selected for each reporting unit approximated the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The Company's single reporting unit has a fair value that the Company considers to be substantially in excess of its carrying values. Therefore, we believe that only significant changes in the assumptions would result in an impairment of goodwill. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which consist of trademarks totaling $6.0 million as of December 31, 2022, using the relief from royalty method. Significant assumptions include the royalty rates, growth, margins, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion. Our testing of our trademarks indicated that the implied fair value was significantly in excess of the carrying values. The fair values of our trademarks exceed book value by a minimum of 116% as of December 31, 2022. Therefore, we believe that only significant changes in the assumptions would result in an impairment of any trademark.

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

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP requires that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rates will likely change frequently. We used a discount rate for each plan to determine our estimated future benefit obligations, and our weighted average discount rate was 5.16% at December 31, 2022. If the discount rate of each plan were one percent higher, the pension plan liability would have been approximately 8.5%, or $21.4 million, lower as of December 31, 2022. If the discount rate of each plan were one percent lower, the pension plan liability would have been approximately 10.0%, or $25.2 million, higher as of December 31, 2022. The projected benefit obligation was $254.8 million and $330.9 million at December 31, 2022 and 2021, respectively, for our pension benefit plans. The projected benefit obligation was $17.8 million and $23.3 million at December 31, 2022 and 2021, respectively, for our postretirement benefit plans.

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

The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Consolidated Statements of Operations, is as follows:

		Year Ended December 31,
		2022	2021	2020
		(unaudited)
Diluted loss per share from continuing operations (GAAP)		$(0.29)	$(1.45)	$(0.97)
Growth, reinvestment, restructuring programs & other	(1)	1.51	1.50	1.25
Central services and conveyed employee costs	(2)	1.15	1.45	1.52
Divestiture, acquisition, integration, and related costs	(3)	0.24	0.07	0.04
Loss on extinguishment of debt	(4)	0.08	0.26	0.02
Shareholder activism	(5)	0.05	0.08	—
Foreign currency loss (gain) on remeasurement of intercompany notes	(6)	0.01	(0.01)	—
Litigation matter	(7)	0.01	—	0.16
Mark-to-market adjustments	(8)	(1.33)	(0.66)	0.53
Tax indemnification	(9)	—	0.03	0.07
COVID-19	(10)	—	0.26	0.29
Impairment	(11)	—	0.16	—
Change in regulatory requirements	(12)	—	—	0.02
Executive management transition	(13)	—	—	0.01
Taxes on adjusting items		(0.26)	(0.75)	(1.12)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$1.17	$0.94	$1.82

During the years ended December 31, 2022, 2021, and 2020, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)
The Company’s growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. During 2022, the Company incurred approximately $85.1 million in growth, reinvestment, and restructuring program costs versus $84.2 million in 2021 and $71.0 million in 2020. Additionally, during 2020, the Company recognized other items affecting comparability including recovery of insurance proceeds related to a prior period product recall of $(0.4) million.

Refer to Note 3 of the Consolidated Financial Statements for additional information.

(2)	As a result of the sale of a significant portion of the Meal Preparation business, the Company identified two items affecting comparability – 1) central service costs and 2) conveyed employee costs.

1) The Company has historically provided central services to the Meal Preparation business including, but not limited to, IT and financial shared services, procurement and order processing, customer service, warehousing, logistics, and customs. These costs were historically incurred by TreeHouse prior to the completion of the sale in the fourth quarter of 2022 and include employee and non-employee expenses to support the services. For the years ended December 31, 2022, 2021, and 2020, central service costs were approximately $40.2 million, $53.7 million, and $53.6 million, respectively.

2) Conveyed employee costs represent compensation costs for employees that were not historically dedicated to the sold business and transferred to the buyer after the sale in the fourth quarter of 2022. For the years ended December 31, 2022, 2021, and 2020, conveyed employee costs were approximately $24.8 million, $27.9 million, and $32.4 million, respectively.

(3)
Divestiture, acquisition, integration, and related costs represents costs associated with completed and potential divestitures, completed and potential acquisitions, the related integration of the acquisitions, and gains or losses on the divestiture of a business. During the year ended December 31, 2022, divestiture related activities included consulting and legal fees as well as additional information technology ("IT") costs associated with the set-up of the Transition Services Agreement ("TSA"). The Company recognized deferred income of $9.0 million related to the TSA Credit taken to cover the initial TSA set-up, which included IT migration costs, during the year ended December 31, 2022.

Refer to Note 7 to our Consolidated Financial Statements for additional information.

(4)
During 2022, the Company incurred a loss on extinguishment of debt totaling $4.5 million representing the write-off of deferred financing costs in connection with the debt prepayment and revolving credit commitment reduction in October 2022. During 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write off of deferred financing costs of $5.4 million in connection with the 2024 Notes Redemption and Credit Agreement refinancing. During 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs in connection with the redemption of its 2022 Notes.

Refer to Note 13 to our Consolidated Financial Statements for additional information.

(5)	The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(6)
The Company has foreign currency denominated intercompany loans and incurred a foreign currency loss (gain) to re-measure the loans at the respective period ends. These charges are non-cash and the loans are eliminated in consolidation.

(7)
During 2020, the Company recognized a $9.0 million accrual related to a litigation matter challenging wage and hour practices at three former manufacturing facilities in California, and during 2022, the Company recognized $0.4 million incremental expense for the settlement payment of the $9.0 million accrual.

(8)
The Company's derivative contracts are marked-to-market each period. The non-cash unrealized changes in fair value recognized in Other (income) expense, net within the Consolidated Statements of Operations are treated as Non-GAAP adjustments. As the contracts are settled, realized gains and losses are recognized, and only the mark-to-market impacts are treated as Non-GAAP adjustments.

Refer to Note 21 to our Consolidated Financial Statements for additional information.

(9)
Tax indemnification represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(10)
During 2021 and 2020, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included supplemental pay to our front-line personnel, additional protective equipment for employees, and additional sanitation measures. These costs were approximately $12.6 million and $46.1 million for the years ended December 31, 2021 and 2020, respectively. Additionally, the Company recorded income tax expense due to the enactment of the CARES Act of approximately $1.9 million and an income tax benefit with interest income of approximately $(30.5) million for the years ended December 31, 2021 and 2020, respectively.

(11)	During 2021, the Company incurred $9.2 million of non-cash impairment charges related property, plant, and equipment impairment losses in the Bars asset group.

Refer to Note 9 to our Consolidated Financial Statements for additional information.

(12)	The Company incurred regulatory compliance costs related to changes in nutrition labeling requirements. These costs included both consulting services and inventory write-downs.

(13)	Executive management transition includes costs associated with the 2019 CFO transition. The CFO transition costs primarily relate to severance and consulting fees.

The tax impact on adjusting items is calculated based upon the tax laws and statutory tax rates applicable in the tax jurisdiction of the underlying Non-GAAP adjustments.
Adjusted Net Income from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted EBITDAS from Continuing Operations, Adjusted Net Income Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations, Adjusted EBITDA Margin from Continuing Operations, and Adjusted EBITDAS Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability
Adjusted net income from continuing operations represents GAAP net loss from continuing operations as reported in the Consolidated Statements of Operations adjusted for items that, in management’s judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company’s performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.
Adjusted EBIT from continuing operations represents adjusted net income from continuing operations before interest expense, interest income, and income tax expense. Adjusted EBITDA from continuing operations represents adjusted net income from continuing operations before interest expense, interest income, income tax expense, and depreciation and amortization expense. Adjusted EBITDAS from continuing operations represents adjusted EBITDA from continuing operations before non-cash stock-based compensation expense. Adjusted EBIT from continuing operations, adjusted EBITDA from continuing operations, and adjusted EBITDAS from continuing operations are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.
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

The following table reconciles the Company’s net loss from continuing operations as presented in the Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income from continuing operations, Adjusted EBIT from continuing operations, Adjusted EBITDA from continuing operations, and Adjusted EBITDAS from continuing operations for the years ended December 31, 2022, 2021, and 2020:

		Year Ended December 31,
		2022	2021	2020
		(unaudited in millions)
Net loss from continuing operations (GAAP)		$(16.1)	$(80.9)	$(54.8)
Growth, reinvestment, restructuring programs & other	(1)	85.1	84.2	70.6
Central services and conveyed employee costs	(2)	65.0	81.6	86.0
Divestiture, acquisition, integration, and related costs	(3)	13.8	4.0	2.0
Loss on extinguishment of debt	(4)	4.5	14.4	1.2
Shareholder activism	(5)	2.7	4.6	—
Foreign currency loss (gain) on remeasurement of intercompany notes	(6)	0.8	(0.5)	(0.2)
Litigation matter	(7)	0.4	—	9.0
Mark-to-market adjustments	(8)	(75.1)	(37.3)	30.0
Tax indemnification	(9)	—	1.6	3.7
COVID-19	(10)	—	14.5	16.3
Impairment	(11)	—	9.2	—
Change in regulatory requirements	(12)	—	(0.1)	1.0
Executive management transition	(13)	—	—	0.4
Less: Taxes on adjusting items		(15.0)	(42.2)	(62.2)
Adjusted net income from continuing operations (Non-GAAP)		66.1	53.1	103.0
Interest expense		69.9	72.1	92.6
Interest income (excluding COVID-19 interest income adjustments)		(15.5)	(4.7)	(4.1)
Income taxes (excluding COVID-19 income tax adjustments)		8.3	(23.2)	(31.3)
Add: Taxes on adjusting items		15.0	42.2	62.2
Adjusted EBIT from continuing operations (Non-GAAP)		143.8	139.5	222.4
Depreciation and amortization	(14)	143.2	148.8	148.1
Adjusted EBITDA from continuing operations (Non-GAAP)		287.0	288.3	370.5
Stock-based compensation expense	(15)	13.3	11.7	22.4
Adjusted EBITDAS from continuing operations (Non-GAAP)		$300.3	$300.0	$392.9

Net loss margin from continuing operations		(0.5)%	(2.7)%	(1.8)%
Adjusted net income margin from continuing operations		1.9%	1.8%	3.4%
Adjusted EBIT margin from continuing operations		4.2%	4.7%	7.4%
Adjusted EBITDA margin from continuing operations		8.3%	9.8%	12.4%
Adjusted EBITDAS margin from continuing operations		8.7%	10.2%	13.1%

		Location in Consolidated Statements of Operations	Year Ended December 31,
			2022	2021	2020
			(unaudited in millions)
(1)	Growth, reinvestment, restructuring programs & other	Other operating expense, net	$84.6	$84.2	$68.9
		Cost of sales	0.5	—	0.8
		General and administrative	—	—	0.9
(2)	Central services and conveyed employee costs	General and administrative	50.1	63.5	66.5
		Cost of sales	14.9	18.1	19.5
(3)	Divestiture, acquisition, integration, and related costs	Cost of sales	1.6	0.5	0.1
		General and administrative	19.1	3.4	1.5
		Other operating expense, net	(6.9)	0.1	0.4
(4)	Loss on extinguishment of debt	Loss on extinguishment of debt	4.5	14.4	1.2
(5)	Shareholder activism	General and administrative	2.7	4.6	—
(6)	Foreign currency loss (gain) on remeasurement of intercompany notes	Loss (gain) on foreign currency exchange	0.8	(0.5)	(0.2)
(7)	Litigation matter	General and administrative	0.4	—	9.0
(8)	Mark-to-market adjustments	Other (income) expense, net	(75.1)	(37.3)	30.0
(9)	Tax indemnification	Other (income) expense, net	—	1.6	3.7
(10)	COVID-19	Net sales	—	—	1.0
		Cost of sales	—	12.6	42.4
		Selling and distribution	—	—	1.6
		General and administrative	—	—	1.8
		Interest income	—	—	(0.7)
		Income tax benefit	—	1.9	(29.8)
(11)	Impairment	Asset impairment	—	9.2	—
(12)	Change in regulatory requirements	Cost of sales	—	(0.1)	(0.1)
		Selling and distribution	—	—	1.0
		General and administrative	—	—	0.1
(13)	Executive management transition	General and administrative	—	—	0.4
(14)	Depreciation included as an adjusting item	Cost of sales	0.6	—	0.2
(15)	Stock-based compensation expense included as an adjusting item	Other operating expense, net	6.6	2.5	2.0

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

The following table reconciles cash flow (used in) provided by operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure):

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash flow (used in) provided by operating activities from continuing operations	$(81.6)	$140.5	$212.3
Less: Capital expenditures	(94.8)	(86.1)	(84.2)
Free cash flow from continuing operations	$(176.4)	$54.4	$128.1

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to the amount of interest expense we expect to pay with respect to our Credit Agreement, which is tied to variable market rates including LIBOR and prime interest rates.

The Company has entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. Under the terms of the agreements, the weighted average fixed interest rate base is approximately 2.91%. The interest rate swaps mature on February 28, 2025. Based on the weighted average rates, when using the one month LIBOR rate as of December 31, 2022 and potential changes to credit spreads due to changes in our covenant leverage ratio, the borrowing cost on the principal and revolver with the interest rate swaps would range from 4.32% to 4.82% during the life of the swap agreements.

Our variable-rate debt is nearly fully hedged by our fixed rate interest rate swaps as of December 31, 2022. Based on our outstanding variable-rate debt balance of $905.0 million under the Credit Agreement at December 31, 2022, and by including the impact of the $875.0 million in interest rate swap agreements, each 1% rise in interest rates would increase our annual interest expense by approximately $0.3 million ($9.1 million excluding the $875.0 million in interest rate swap agreements).

Commodity Price Risk
Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the Consolidated Balance Sheets. There can be no assurance that our forward purchasing programs will result in the optimal price. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio. Based on our analysis, a 10% change in commodity prices would impact the fair value of the portfolio by $37.2 million. We do not utilize financial instruments for trading purposes.
During 2022 and 2021, the overall global economy has experienced significant inflation in the costs of raw materials, packaging materials, fuel, and energy, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing fiscal year 2022 to 2021, nearly all raw material input costs had price increases, primarily including, but not limited to, edible oils (soybean, coconut, and palm), wheat, coffee, corn, casein, oats, cucumbers, eggs, and peanut butter. Additionally, all other input costs had price increases when comparing 2022 to 2021, primarily including, but not limited to, diesel, resin, linerboard, and natural gas. We expect the volatile nature of these costs to continue.
Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, oats, palm oil, peppers, soybean oil, sugar, tea, and wheat. The cost of raw materials used in our products fluctuate due to weather conditions, climate change, regulations, fuel prices, energy costs, labor shortages, labor disputes, freight transportation delays or availability, disruption in logistics, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are cartons, composite cans, corrugated containers, glass, metal cans, metal closures, and plastics. Ingredients and most packaging materials are generally purchased under long-term supply contracts. We believe these ingredients and packaging materials are generally available from a number of suppliers, although supply chain disruption in 2021 and 2022 has challenged and delayed timing of availability from our suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.
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

Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency exchange rate risk as a result of our Canadian subsidiaries, where the functional currency is the Canadian dollar. The Company periodically enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of December 31, 2022, the Company had no foreign currency contracts outstanding. At December 31, 2022, the impact of a 10% movement in foreign exchange rates would not have a material impact on the Company's consolidated results of operations.

Item 8.    Financial Statements and Supplementary Data
The Consolidated Financial Statements for 2022 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Accounting for discontinued operations and expected loss on disposal - Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
On August 10, 2022, the Company announced that it had entered into a Stock Purchase Agreement with two entities affiliated with Investindustrial. On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Business") for a closing purchase price of $963.8 million, subject to customary purchase price post-closing adjustments. The closing purchase price consisted of approximately $537.9 million in cash and approximately $425.9 million in a five-year secured seller promissory note.

The transaction resulted in an expected loss on disposal of $128.5 million, which is included within the Net (loss) income from discontinued operations in the Consolidated Statements of Operations. The expected loss on disposal was calculated as the difference between the fair value of the disposal group and the carrying value of the associated assets, including the related goodwill. The fair value was determined based on the consideration transferred less costs to sell.

We identified the Company's judgments related to the determination of the expected loss on disposal as a critical audit matter because of the subjectivity and complexity related to the estimated consideration transferred, which impacts the fair value of the disposal group, and the allocation of goodwill and intangible asset balances to the carrying value of the disposal group. This involved a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the expected loss on disposal, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected loss on disposal included the following, among others:

•We tested the effectiveness of the controls over management’s review of the expected loss on disposal calculation.
•We read the terms of the Stock Purchase Agreement and other contemporaneous agreements to test the completeness and accuracy of the carrying value and consideration transferred included in the calculation.
•We tested the fair value of the consideration transferred, which included using the assistance of our fair value specialists as it relates to the fair value of the secured seller promissory note.
•We tested management’s goodwill allocation to the carrying value by evaluating the methodology used to determine the relative fair value and testing the mathematical accuracy of the calculation.
•We tested management’s intangible assets allocation to the carrying value, including the mathematical accuracy of the calculation.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL
February 13, 2023

We have served as the Company's auditor since 2005.

TREEHOUSE FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$43.0	$304.5
Receivables, net of allowance for credit losses of $0.4 in 2022 and $0.5 in 2021	158.8	151.3
Inventories	589.5	461.6
Prepaid expenses and other current assets	23.2	57.0
Assets of discontinued operations	—	1,208.1
Total current assets	814.5	2,182.5
Property, plant, and equipment, net	666.5	700.1
Operating lease right-of-use assets	184.4	138.1
Goodwill	1,817.6	1,821.9
Intangible assets, net	296.0	336.6
Note receivable, net of allowance for credit losses of $0.0 in 2022	427.0	—
Other assets, net	47.9	28.6
Total assets	$4,253.9	$5,207.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$618.7	$625.9
Accrued expenses	208.5	233.9
Current portion of long-term debt	0.6	15.4
Liabilities of discontinued operations	—	282.5
Total current liabilities	827.8	1,157.7
Long-term debt	1,394.0	1,890.0
Operating lease liabilities	159.1	119.0
Deferred income taxes	108.7	105.1
Other long-term liabilities	77.3	90.6
Total liabilities	2,566.9	3,362.4
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.1 and 55.8 shares outstanding as of December 31, 2022 and 2021, respectively	0.6	0.6
Treasury stock	(133.3)	(133.3)
Additional paid-in capital	2,205.4	2,187.4
Accumulated deficit	(302.0)	(155.7)
Accumulated other comprehensive loss	(83.7)	(53.6)
Total stockholders’ equity	1,687.0	1,845.4
Total liabilities and stockholders’ equity	$4,253.9	$5,207.8

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$3,454.0	$2,945.9	$2,994.3
Cost of sales	2,939.1	2,479.2	2,449.6
Gross profit	514.9	466.7	544.7
Operating expenses:
Selling and distribution	219.0	200.4	196.6
General and administrative	206.6	185.3	225.9
Amortization expense	47.9	47.3	50.4
Asset impairment	—	9.2	—
Other operating expense, net	62.9	84.7	69.1
Total operating expenses	536.4	526.9	542.0
Operating (loss) income	(21.5)	(60.2)	2.7
Other (income) expense:
Interest expense	69.9	72.1	92.6
Interest income	(15.5)	(4.7)	(4.8)
Loss on extinguishment of debt	4.5	14.4	1.2
Loss (gain) on foreign currency exchange	1.7	(0.4)	(0.6)
Other (income) expense, net	(74.3)	(39.4)	30.2
Total other (income) expense	(13.7)	42.0	118.6
Loss before income taxes	(7.8)	(102.2)	(115.9)
Income tax expense (benefit)	8.3	(21.3)	(61.1)
Net loss from continuing operations	(16.1)	(80.9)	(54.8)
Net (loss) income from discontinued operations	(130.2)	68.4	68.6
Net (loss) income	$(146.3)	$(12.5)	$13.8

Earnings (loss) per common share - basic:
Continuing operations	$(0.29)	$(1.45)	$(0.97)
Discontinued operations	(2.33)	1.22	1.21
Net earnings (loss) per share basic (1)	$(2.61)	$(0.22)	$0.24

Earnings (loss) per common share - diluted:
Continuing operations	$(0.29)	$(1.45)	$(0.97)
Discontinued operations	(2.33)	1.22	1.21
Net earnings (loss) per share diluted (1)	$(2.61)	$(0.22)	$0.24

Weighted average common shares:
Basic	56.0	55.9	56.5
Diluted	56.0	55.9	56.5
(1) The sum of the individual per share amounts may not add due to rounding.

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(146.3)	$(12.5)	$13.8

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(16.1)	(3.6)	12.1
Pension and postretirement benefits adjustments	(14.0)	14.0	7.9
Other comprehensive (loss) income	(30.1)	10.4	20.0
Comprehensive (loss) income	$(176.4)	$(2.1)	$33.8

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2020	58.0	$0.6	(1.8)	$(83.3)	$2,154.6	$(157.0)	$(84.0)	$1,830.9
Net income	—	—	—	—	—	13.8	—	13.8
Other comprehensive income	—	—	—	—	—	—	20.0	20.0
Treasury stock repurchases	—	—	(0.6)	(25.0)	—	—	—	(25.0)
Exercise of stock options and issuance of other stock awards	0.3	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	26.4	—	—	26.4
Balance, December 31, 2020	58.3	$0.6	(2.4)	$(108.3)	$2,179.9	$(143.2)	$(64.0)	$1,865.0
Net loss	—	—	—	—	—	(12.5)	—	(12.5)
Other comprehensive income	—	—	—	—	—	—	10.4	10.4
Treasury stock repurchases	—	—	(0.5)	(25.0)	—	—	—	(25.0)
Exercise of stock options and issuance of other stock awards	0.4	—	—	—	(8.2)	—	—	(8.2)
Stock-based compensation	—	—	—	—	15.7	—	—	15.7
Balance, December 31, 2021	58.7	$0.6	(2.9)	$(133.3)	$2,187.4	$(155.7)	$(53.6)	$1,845.4
Net loss	—	—	—	—	—	(146.3)	—	(146.3)
Other comprehensive loss	—	—	—	—	—	—	(30.1)	(30.1)
Exercise of stock options and issuance of other stock awards	0.3	—	—	—	(4.3)	—	—	(4.3)
Stock-based compensation	—	—	—	—	22.3	—	—	22.3
Balance, December 31, 2022	59.0	$0.6	(2.9)	$(133.3)	$2,205.4	$(302.0)	$(83.7)	$1,687.0

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(146.3)	$(12.5)	$13.8
Net (loss) income from discontinued operations	(130.2)	68.4	68.6
Net loss from continuing operations	(16.1)	(80.9)	(54.8)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	143.8	148.9	148.4
Asset impairment	—	9.2	—
Stock-based compensation	19.9	14.2	24.4
Loss on extinguishment of debt	4.5	14.4	1.2
Unrealized (gain) loss on derivative contracts	(75.1)	(37.3)	30.0
Deferred income taxes	9.2	(12.4)	43.5
Deferred TSA income	(22.7)	—	—
Other, net	6.4	2.3	6.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	(8.9)	61.3	(13.5)
Inventories	(139.7)	(58.0)	(9.8)
Prepaid expenses and other assets	43.6	1.0	(34.6)
Accounts payable	(14.8)	126.1	65.4
Accrued expenses and other liabilities	(31.7)	(48.3)	6.0
Net cash (used in) provided by operating activities - continuing operations	(81.6)	140.5	212.3
Net cash (used in) provided by operating activities - discontinued operations	(69.1)	184.4	204.4
Net cash (used in) provided by operating activities	(150.7)	324.9	416.7
Cash flows from investing activities:
Additions to property, plant, and equipment	(87.1)	(71.6)	(71.5)
Additions to intangible assets	(7.7)	(14.5)	(12.7)
Proceeds from sale of fixed assets	4.8	0.4	5.1
Acquisition	—	—	(17.5)
Proceeds from divestitures	—	—	26.9
Proceeds from sale of investments	—	17.2	—
Net cash used in investing activities - continuing operations	(90.0)	(68.5)	(69.7)
Net cash provided by (used in) investing activities - discontinued operations	502.0	51.7	(262.7)
Net cash provided by (used in) investing activities	412.0	(16.8)	(332.4)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	855.9	194.4	100.0
Payments under Revolving Credit Facility	(855.9)	(194.4)	(100.0)
Repurchases of Notes	—	(602.9)	(375.9)
Payments on finance lease obligations	(1.1)	(1.6)	(1.5)
Payment of deferred financing costs	(2.7)	(8.5)	(8.3)
Payments on Term Loans	(514.3)	(1,136.7)	(14.0)
Proceeds from refinanced Term Loans	—	1,430.0	—
Proceeds from issuance of 2028 Notes	—	—	500.0
Payment of debt premium for extinguishment of debt	—	(9.0)	—
Repurchases of common stock	—	(25.0)	(25.0)
Receipts related to stock-based award activities	0.4	—	3.2
Payments related to stock-based award activities	(4.7)	(8.2)	(4.2)
Net cash (used in) provided by financing activities - continuing operations	(522.4)	(361.9)	74.3
Net cash (used in) provided by financing activities - discontinued operations	(0.3)	(0.4)	(0.3)
Net cash (used in) provided by financing activities	(522.7)	(362.3)	74.0
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(1.8)	4.0
Net (decrease) increase in cash and cash equivalents	(265.6)	(56.0)	162.3
Add: Cash and cash equivalents of discontinued operations, beginning of period	4.1	11.8	9.2
Less: Cash and cash equivalents of discontinued operations, end of period	—	(4.1)	(11.8)
Cash and cash equivalents, beginning of year	304.5	352.8	193.1
Cash and cash equivalents, end of year	$43.0	$304.5	$352.8

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow disclosures:
Interest paid	$68.1	$65.0	$84.3
Net income taxes refunded	(3.0)	(14.3)	(61.7)

Non-cash investing activities:
Accrued purchase of property and equipment	$20.3	$37.3	$36.5
Accrued other intangible assets	1.1	2.3	3.8
Right-of-use assets obtained in exchange for lease obligations	86.8	39.5	24.4
Note receivable issued in exchange for the sale of business net assets	425.9	—	—
Paid in kind interest	1.1	—	—

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2022, 2021, and 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its 100% owned direct and indirect subsidiaries (the "Company," "TreeHouse,” "we," "us," or "our"). All intercompany balances and transactions are eliminated in consolidation.

Discontinued Operations — On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business, including pasta, pourable and spoonable dressing, preserves, red sauces, syrup, dry blends and baking, dry dinners, pie filling, pita chips and other sauces, for a closing purchase price of $963.8 million (the "Transaction" or the "Business"), subject to customary purchase price post-closing adjustments, pursuant to the terms of the Stock Purchase Agreement, dated as of August 10, 2022. This Transaction is in line with the Company’s strategy to build leadership and depth around a focused group of categories in its higher-growth businesses. Beginning in the third quarter of 2022, the Business met the criteria for discontinued operations presentation, and, as such, has been excluded from continuing operations for all periods presented. Refer to Note 7 for additional information.

Reclassification — Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, Interest income has been reclassified out of Other (income) expense, net within the Consolidated Statements of Operations.

Segment Information — As a result of entering into the sale agreement of a significant portion of the Company's Meal Preparation business, the Company changed the structure of its internal organization and reporting in the third quarter of 2022 and began operating as one segment. The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. We manufacture and distribute private label food and beverages in North America. Our products are primarily shelf stable and share similar customers and distribution. The Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM") allocates resources and assesses performance based upon discrete financial information at the consolidated level. We have one segment manager who reports directly to the CODM with incentive compensation based on aggregated consolidated results of the Company. The annual operating plan is prepared and approved by the CODM based on consolidated results of the Company. We operate our business with a centralized financial systems infrastructure, and we share centralized resources for sales, procurement, and general and administrative activities. The majority of our manufacturing plants each produce one food or beverage category. Refer to Note 22 for disaggregation of revenue for additional information of our principal products sold as well as additional geographic information and major customers.

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

Cash and Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, $1.1 million and $35.2 million, respectively, represents cash and cash equivalents held in foreign jurisdictions, in local currencies. The Company is exposed to potential risks associated with its cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal.

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

Note Receivable — The Note Receivable is classified as held for investment and measured at amortized cost, net of allowance for credit losses. The Company accrues interest income on its note receivable based on the contractual terms of the note which is payable quarterly.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventories — Inventories are stated at the lower of cost or net realizable value. We value inventories using standard costs which approximates costs determined on the first-in first-out basis. The costs of finished goods inventories include raw materials, labor, and overhead costs.

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

We perform impairment tests when circumstances indicate that the carrying value of an asset may not be recoverable. Refer to Note 9 for additional information. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

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

Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment (as of December 31) at the reporting unit level using income and market approaches, employing significant assumptions regarding growth, discount rates, and profitability for our single reporting unit. Our estimates under the income approach are determined based on a discounted cash flow model. The market approach uses a market multiple methodology employing earnings before interest, taxes, depreciation, and amortization ("EBITDA") and applies a range of multiples to those amounts in determining the indicated fair value. In determining the multiples used in this approach, we obtain the multiples for selected peer companies using the most recent publicly available information. In determining the indicated fair value of our reporting unit, the Company concludes based on the income approach, and uses the market approach to corroborate, as the Company believes the income approach is the most reliable indicator of the fair value of its reporting unit. The resulting value is then compared to the carrying value for its reporting unit to determine if impairment is necessary.

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

The Company does not have significant deferred revenue or unbilled receivable balances arising from transactions with customers. We do not capitalize contract inception costs, as contracts are one year or less. The Company does not incur significant fulfillment costs requiring capitalization. Shipping and handling costs associated with outbound freight are included within Selling and distribution expenses and are accounted for as a fulfillment cost as incurred, including shipping and handling costs after control over a product has transferred to a customer. Shipping and handling costs recorded as a component of Selling and distribution expense were approximately $141.4 million, $122.7 million, and $111.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, any taxes collected on behalf of government authorities are excluded from net sales.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivative Instruments — The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments include interest rate risk, commodity price risk, and market risk associated with the unfunded portion of the Company's deferred compensation liability. Derivative contracts are entered into for periods consistent with the related underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into derivative instruments for trading or speculative purposes. All derivatives are recorded on a gross basis and carried at fair value in our Consolidated Balance Sheets. None of the Company's derivative instruments are accounted for under hedge accounting and the changes in their fair value are recorded in the Consolidated Statements of Operations.

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

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in General and administrative expense in our Consolidated Statements of Operations. Expenditures totaled $12.4 million, $13.6 million, and $12.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Advertising Costs — Advertising costs are expensed as incurred and reported in Selling and distribution expense of our Consolidated Statements of Operations. Expenditures totaled $1.2 million, $1.7 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted

In March 2020, the Financial Accounting Stands Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848): Scope and in December 2022 by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective as of March 12, 2020 through December 31, 2024 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company has identified agreements that reference LIBOR, including interest rate swap agreements, accounts receivable sale agreements, and debt agreements. The new guidance has been or will be applied as these contracts are modified to reference other rates. The Company adopted this guidance during the second quarter of 2022 as a result of a modification to a receivable sale agreement. The adoption did not have a material impact on the Company's financial statements.

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

Below is a description of each of the Growth, Reinvestment, and Restructuring Programs:

(1) Strategic Growth Initiatives

In the first quarter of 2021, the Company began executing on its growth and reinvestment initiatives designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories. These initiatives are intended to better position the Company to accelerate future revenue and earnings growth, and improve the execution of our strategy to be our customers' preferred manufacturing and distribution partner. This reinvestment will occur through 2023, and the cumulative costs incurred to date are $100.4 million. The Company currently expects the total costs will be up to $130.0 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. Consulting and professional fees are expected to include TreeHouse Management Operating System ("TMOS") initiatives at our manufacturing plants, building digital capabilities, and advancing automation and value engineering in our supply chain network. Employee-related costs primarily consist of severance, retention, and dedicated employee costs.

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

Under the Structure to Win program, the Company reduced its Corporate office space in Oak Brook, Illinois during the fourth quarter of 2020.

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

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Strategic Growth Initiatives	$40.4	$55.8	$—
Structure to Win	—	—	32.7
TreeHouse 2020	—	—	38.3
Other	44.7	28.4	—
Total	$85.1	$84.2	$71.0

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

Below is a summary of costs by line item for the Growth, Reinvestment, and Restructuring Programs:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cost of sales	$0.5	$—	$0.9
General and administrative	—	—	1.2
Other operating expense, net	84.6	84.2	68.9
Total	$85.1	$84.2	$71.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Asset-related	$0.6	$—	$0.2
Employee-related	37.0	28.0	13.5
Other costs	47.5	56.2	57.3
Total	$85.1	$84.2	$71.0

For the years ended December 31, 2022, 2021, and 2020, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of retention, severance, and dedicated project employee cost; and other costs primarily consisted of consulting services. Employee-related and other costs are primarily recognized in Other operating expense, net in the Consolidated Statements of Operations.

The table below presents the exit cost liability related to severance activity for the Growth, Reinvestment, and Restructuring Programs as of December 31, 2022. All amounts in the table below include continuing and discontinued operations:

	Severance	Retention	Total Exit Cost Liabilities
	(In millions)
Balance as of December 31, 2021	$3.9	$9.7	$13.6
Expenses recognized	12.9	19.4	32.3
Cash payments	(8.0)	(24.9)	(32.9)
Balance as of December 31, 2022	$8.8	$4.2	$13.0

The severance and retention liabilities are included in Accrued expenses in the Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. LEASES

The Company has operating and finance leases for manufacturing facilities, warehouses and distribution centers, office space, and certain equipment. Remaining lease terms for these leases range from 1 year to 11 years. Some of the Company’s leases include options to extend the leases for up to 26 years, and some include options to terminate the leases within 1 year.

Supplemental balance sheet information related to leases are as follows:

		December 31,
	Balance Sheet Classification	2022	2021
		(In millions)
Assets
Operating	Operating lease right-of-use assets	$184.4	$138.1
Finance	Property, plant, and equipment, net	1.2	2.2
Total assets		$185.6	$140.3

Liabilities
Current liabilities
Operating	Accrued expenses	$38.6	$33.1
Finance	Current portion of long-term debt	0.6	1.0
Total current liabilities		39.2	34.1
Noncurrent liabilities
Operating	Operating lease liabilities	159.1	119.0
Finance	Long-term debt	0.6	1.2
Total noncurrent liabilities		159.7	120.2
Total lease liabilities		$198.9	$154.3

The weighted-average discount rates for the Company's operating and finance leases are as follows:

	December 31,
Weighted-average discount rate	2022	2021
Operating leases	4.4%	4.1%
Finance leases	2.7%	2.8%

The weighted-average remaining lease term of the Company's operating and finance leases are as follows:

	December 31,
Weighted-average remaining lease term	2022	2021
Operating leases	5.9 years	6.4 years
Finance leases	2.3 years	2.6 years

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of lease expense are as follows:

		Year Ended December 31,
	Statement of Operations Classification	2022	2021	2020
		(In millions)
Operating lease cost	Cost of sales and General and administrative	$44.0	$37.8	$38.0
Finance lease cost:
Amortization of right-of-use assets	Cost of sales and General and administrative	1.0	1.4	1.3
Interest on lease liabilities	Interest expense	0.1	0.1	0.1
Total finance lease cost		1.1	1.5	1.4
Variable lease cost (1)	Cost of sales and General and administrative	15.9	15.6	16.4
Sublease income	Cost of sales, General and administrative, and Other operating expense, net	(4.1)	(3.4)	(4.1)
Net lease cost		$56.9	$51.5	$51.7

(1)    Includes short-term leases, which are immaterial.

As of December 31, 2022, future maturities of lease liabilities are as follows:

	Operating Leases (1)	Finance Leases
	(In millions)
2023	$45.5	$0.6
2024	40.1	0.4
2025	36.8	0.2
2026	36.1	—
2027	29.2	—
Thereafter	38.8	—
Total lease payments	226.5	1.2
Less: Interest	(28.8)	—
Present value of lease liabilities	$197.7	$1.2

(1)     Operating lease payments include $2.8 million related to options to extend lease terms that are reasonably certain of being exercised.

Other information related to leases were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42.1	$37.2	$36.4
Operating cash flows from finance leases	0.1	0.1	0.1
Financing cash flows from finance leases	1.1	1.6	1.5

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions. All amounts in the table below include continuing and discontinued operations:

	December 31,
	2022	2021
	(In millions)
Outstanding accounts receivable sold	$347.1	$357.3
Receivables collected and not remitted to financial institutions	204.5	205.0

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

The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program. All amounts in the table below include continuing and discontinued operations:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Receivables sold	$2,320.4	$1,846.9	$1,185.1
Receivables collected and remitted to financial institutions	(2,330.6)	(1,773.9)	(1,143.8)

The loss on sale of receivables from continuing operations represents the discount taken by third-party financial institutions and was $6.5 million, $1.6 million, and $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in Other (income) expense, net in the Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of December 31, 2022 or December 31, 2021, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

6. INVENTORIES

	December 31,
	2022	2021
	(In millions)
Raw materials and supplies	$232.0	$183.0
Finished goods	357.5	278.6
Total inventories	$589.5	$461.6

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. DIVESTITURES AND ACQUISITION

Discontinued Operations

Sale of a Significant Portion of the Meal Preparation Business

On August 10, 2022, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with two entities affiliated with Investindustrial: Rushmore Investment III LLC, a Delaware limited liability company ("US Buyer") and 1373978 B.C., ULC, a British Columbia unlimited liability company ("CA Buyer" and together with US Buyer, the "Buyer"). On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Business") for a closing purchase price of $963.8 million, subject to customary purchase price post-closing adjustments. The closing purchase price consisted of approximately $537.9 million in cash and approximately $425.9 million in a five-year secured Seller Promissory Note. Refer to Note 8 for additional information on the secured Seller Promissory Note. The Company recognized an expected loss on disposal of $128.5 million during the year ended December 31, 2022. The expected loss on disposal is recognized within Net (loss) income from discontinued operations in the Consolidated Statements of Operations. The sale of the Business is in line with the Company’s strategy to build leadership and depth around a focused group of categories in its higher-growth businesses. The Company used the majority of its cash proceeds of the sale to pay down debt.

The Business consists of consumer packaged food manufacturers operating 14 manufacturing facilities in the United States, Canada, and Italy servicing primarily retail grocery customers. The Business includes 11 categories and sells center of the store grocery and main course meal items, such as pasta, pourable dressings, sauces, red sauces (salsas and pasta sauces), spoonables (mayos and dips), syrups, preserves, dry dinners (macaroni and cheese), dry blends and baking goods, and pie filling as well as pita chips.

The Company entered into a Transition Services Agreement ("TSA") with the Buyer, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA include, but are not limited to, IT systems implementation, IT and financial shared services, procurement and order processing, customer service, distribution network separation, and a supply agreement. These services terminate at various times up to twenty-four months from the date of sale and certain services can be renewed with a maximum of an additional twelve-month period. Additionally, a $35.0 million credit was provided to the Buyer by TreeHouse to cover initial TSA set-up costs that otherwise would have been incurred by the Buyer ("TSA Credit"). The TSA Credit is included in the fair value of consideration transferred, and it represents deferred income for TreeHouse until the Company incurs the related TSA costs, at which point deferred income is reduced and TSA income recognized. TSA income is recognized as services are performed, and the income received under the TSA was $22.7 million for the year ended December 31, 2022. The TSA income is classified within Other operating expense, net in the Company's Consolidated Statements of Operations. As of December 31, 2022, the deferred income balance on the TSA Credit was $12.3 million and was included in Accrued expenses in the Consolidated Balance Sheets.

Ready-to-eat Cereal

On June 1, 2021, the Company simultaneously entered into a definitive agreement and completed the sale of its Ready-to-eat ("RTE") Cereal business to Post Holdings, Inc. ("Post") for a base purchase price of $85.0 million, subject to customary purchase price adjustments, resulting in cash proceeds at closing of $88.0 million. The Company classified the proceeds within Net cash (used in) provided by investing activities - discontinued operations, and a pre-tax gain was recognized on the transaction upon closing of $18.4 million as a component of Net cash provided by (used in) investing activities - discontinued operations. The sale of this business was part of the Company's portfolio optimization strategy. RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada.

The Company entered into a Transition Services Agreement ("RTE TSA") with Post, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the RTE TSA terminated at various times up to twelve months from the date of sale with certain services renewed for a maximum of an additional six-month period. The RTE TSA ended on December 31, 2022. The income received under the RTE TSA was not material for the year then ended December 31, 2022 or 2021 and was primarily classified within General and administrative expenses or Cost of sales in the Company's Consolidated Statements of Operations depending on the functions being supported by the Company.

The Company has reflected both of these transactions as a discontinued operation. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of discontinued operations are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net sales	$1,182.0	$1,459.6	1,576.2
Cost of sales	1,022.0	1,218.6	1,291.3
Selling, general, administrative and other operating expense	121.6	132.2	108.9
Amortization expense	14.5	25.4	20.3
Asset impairment	—	0.3	51.2
Loss (gain) on sale of business	128.5	(18.4)	—
Operating (loss) income from discontinued operations	(104.6)	101.5	104.5
Interest expense and other expense	20.8	11.5	16.8
Income tax expense	4.8	21.6	19.1
(Loss) income from discontinued operations, net of tax	$(130.2)	$68.4	68.6

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of December 31, 2021 include the following:

December 31,
2021
(in millions)
Cash	$4.1
Receivables, net	57.9
Inventories	216.2
Prepaid expenses and other assets	5.5
Property, plant, and equipment, net	319.0
Operating lease right-of-use assets	27.5
Goodwill	359.5
Intangible assets, net	218.4
Total assets of discontinued operations	$1,208.1

Accounts payable	$160.1
Accrued expenses and other liabilities	45.2
Operating lease liabilities	25.0
Deferred income taxes	52.2
Total liabilities of discontinued operations	$282.5

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisition

Refrigerated Dough Acquisition

On September 1, 2020, the Company completed an acquisition of a refrigerated dough business for a purchase price of $17.5 million, which included the recognition of $10.7 million of goodwill.

8. NOTE RECEIVABLE

As a result of the completion of the sale of a significant portion of the Company’s Meal Preparation business on October 3, 2022, the Company entered into a $425.9 million five-year secured Seller Promissory Note ("Seller Note Credit Agreement") with Rushmore Investment II LLC (“Holdings”) and the US Buyer (collectively with Holdings and US Buyer, the "Loan Parties") which matures on October 1, 2027. The Seller Note Credit Agreement sets forth the terms of the Seller Promissory Note and the loan evidenced thereby (the "Seller Loan"). The Seller Loan bears interest at a rate per annum equal to 10% for the first two years thereof, 11% for the third year thereof, 12% for the fourth year thereof, and 13% thereafter, payable quarterly in arrears. For the first year of the Seller Loan, a portion of the interest, of up to 1% per annum, may be paid in kind; all other interest for the first year, and all interest thereafter, will be paid in cash. Starting on March 31, 2025, the Loan Parties shall commence repayment of the principal amount of the Seller Loan on a quarterly basis at 0.25% of the principal adjusted for prepayments.

The Seller Note Credit Agreement contains certain customary covenants, subject to agreed exceptions and thresholds. The Seller Note Credit Agreement’s negative covenants restrict the ability of the Loan Parties and their subsidiaries to, among other things, (i) incur debt, (ii) create certain liens on their assets, (iii) dispose of their assets, (iv) make investments or restricted payments, including dividends, (v) merge, change their business or consolidate with other entities and (vi) enter into affiliate transactions.

Management evaluated the creditworthiness of the borrower using a synthetic credit rating estimation method by comparing the financial performance metrics of the borrower against the 700+ U.S. based companies using a Multinomial Logistic Regression ("MLR") Model and assigned the borrower an internal credit rating of "B." The Seller Loan is guaranteed by Holdings and certain subsidiaries of US Buyer and secured by a first-priority lien on substantially all of the Loan Parties' assets. Additionally, the Company monitors the current economic conditions, financial information of borrower, and quarterly payment history in its assessment of the allowance for credit losses. As of December 31, 2022, the Company has not recorded an allowance for credit losses on uncollectible amounts related to the note receivable.

The Seller Loan is measured at fair value on a nonrecurring basis and will be assessed for credit losses periodically. Management determined that the fair value of the Seller Loan approximates its principal value upon initial recognition, and no premium or discount was recognized. The fair value of the Seller Loan was estimated using the Black-Derman-Toy binomial lattice model ("BDT"). The BDT determines the future evolution of relevant yields and includes unobservable inputs. Accordingly, the fair value of the Company's Seller Loan is classified as Level 3 within the valuation hierarchy.

Consolidated Balance Sheet information related to the Note Receivable is as follows:

		December 31,
	Balance Sheet Classification	2022	2021
		(In millions)
Seller Loan	Note receivable, net of allowance for credit losses of $0.0 in 2022	$427.0	$—

We recognized interest income on our Note Receivable in the Consolidated Statements of Operations as follows:

		Year Ended December 31,
	Location of Interest Income Recognized	2022	2021	2020
		(In millions)
Interest income	Interest income	$10.6	$—	$—

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2022	2021
	(In millions)
Land	$28.7	$28.7
Buildings and improvements	321.2	308.0
Machinery and equipment	1,006.8	999.1
Construction in progress	66.6	51.3
Total	1,423.3	1,387.1
Less accumulated depreciation	(756.8)	(687.0)
Property, plant, and equipment, net	$666.5	$700.1

Depreciation expense was $95.9 million, $101.6 million, and $97.9 million in 2022, 2021, and 2020, respectively.

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

During the fourth quarter of 2021, as a result of rising input costs coupled with lower than expected new business wins, we revised our forecast expectations for the Bars asset group and performed a recoverability assessment. Our assessment indicated that the Bars asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $9.2 million of property, plant, and equipment was recognized in our Bars asset group. The impairment charge is included in Asset impairment in the Consolidated Statements of Operations.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of the changes in organizational structure completed in the third quarter of 2022, the Company now has one reportable segment. See Note 1 for more information regarding the change in segment structure during the third quarter of 2022. Goodwill of approximately $356 million was included in the disposal group as a result of the sale of a significant portion of the Meal Preparation business on October 3, 2022. See Note 7 for more information regarding this divestiture.

Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

Goodwill
(In millions)
Balance at January 1, 2021, before accumulated impairment losses	$1,854.9
Accumulated impairment losses	(33.0)
Balance at January 1, 2021	1,821.9
Balance at December 31, 2021	1,821.9
Foreign currency exchange adjustments	(4.3)
Balance at December 31, 2022	$1,817.6

The Company performed the annual impairment assessment on goodwill as of December 31, 2022 and 2021, noting no impairment losses.

Approximately $298.6 million of goodwill is deductible for tax purposes.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$542.9	$(329.5)	$213.4	$545.5	$(297.3)	$248.2
Trademarks	18.7	(14.6)	4.1	18.8	(13.4)	5.4
Formulas/recipes	15.1	(14.7)	0.4	15.1	(14.5)	0.6
Computer software	205.6	(133.5)	72.1	197.6	(121.2)	76.4
Total finite lived intangibles	782.3	(492.3)	290.0	777.0	(446.4)	330.6

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$788.3	$(492.3)	$296.0	$783.0	$(446.4)	$336.6

The Company performed the annual impairment assessment on indefinite-lived intangibles as of December 31, 2022 and 2021, resulting in no impairment losses.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization expense on intangible assets for the next five years is as follows:

(In millions)
2023	$47.6
2024	47.1
2025	46.3
2026	43.6
2027	41.5

11. ACCRUED EXPENSES

Accrued expenses consist of:

	December 31,
	2022	2021
	(In millions)
Payroll and benefits	$71.6	$46.0
Operating lease liabilities	38.6	33.1
Trade promotion liabilities	19.5	21.8
Health insurance, workers' compensation, and other insurance costs	17.6	21.9
Interest	8.7	8.8
Taxes	6.4	3.3
Marketing liabilities	6.3	4.8
Derivative contracts	0.3	52.1
Other accrued liabilities	39.5	42.1
Total	$208.5	$233.9

12. INCOME TAXES
The components of Loss before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Domestic	$4.7	$(98.9)	$(113.3)
Foreign	(12.5)	(3.3)	(2.6)
Loss before income taxes	$(7.8)	$(102.2)	$(115.9)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the 2022, 2021, and 2020 provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Current:
Federal	$(1.7)	$(7.4)	$(102.4)
State	(0.6)	0.9	(1.3)
Foreign	1.4	(2.4)	(0.9)
Total current	(0.9)	(8.9)	(104.6)
Deferred:
Federal	3.2	(11.7)	51.8
State	8.7	(1.1)	(3.6)
Foreign	(2.7)	0.4	(4.7)
Total deferred	9.2	(12.4)	43.5
Total income tax expense (benefit)	$8.3	$(21.3)	$(61.1)
The following is a reconciliation of income tax benefit computed at the U.S. federal statutory tax rate to the income tax benefit reported in the Consolidated Statements of Operations:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Tax at statutory rate	$(1.6)	$(21.5)	$(24.3)
State income taxes (1)	6.4	(0.2)	(3.9)
Excess tax benefits related to stock-based compensation	3.0	0.4	1.6
Canadian restructuring (2)	1.6	—	—
Nondeductible transaction costs	1.4	—	—
Nondeductible officers' compensation	1.3	1.5	2.6
Tax credits	(0.7)	(0.7)	(0.8)
Uncertain tax positions	(2.5)	(2.9)	(1.4)
CARES Act	—	1.9	(30.3)
Tax benefit of cross-border intercompany financing structure	—	—	(1.4)
Valuation allowance	—	—	(4.3)
Other, net	(0.6)	0.2	1.1
Total provision for income taxes	$8.3	$(21.3)	$(61.1)
(1)    2022 and 2021 State income taxes are inclusive of a valuation allowance of $5.0 million and $2.4 million, respectively recorded against certain deferred tax assets.
(2)    In anticipation of the sale of a significant portion of the Meal Preparation business, the Company completed a Canadian restructuring resulting in a $1.6 million tax impact during 2022.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2022	2021
	(In millions)
Deferred tax assets:
Loss and credit carryovers	$208.6	$196.8
Lease liabilities	49.8	39.1
Interest limitation carryover	19.7	10.3
Accrued liabilities	18.0	14.9
Pension and postretirement benefits	10.6	7.7
Stock compensation	6.3	9.0
Unrealized foreign exchange loss	—	11.7
Other	14.2	5.8
Total deferred tax assets	327.2	295.3
Valuation allowance	(186.4)	(161.8)
Total deferred tax assets, net of valuation allowance	140.8	133.5

Deferred tax liabilities:
Fixed assets and intangible assets	(194.2)	(201.4)
Lease assets	(48.5)	(37.2)
Other	(5.5)	—
Total deferred tax liabilities	(248.2)	(238.6)
Net deferred income tax liability	$(107.4)	$(105.1)
The following table details the Company's tax attributes primarily related to net operating losses, tax credits, and capital losses for which it has recorded deferred tax assets:

Tax Attributes	Gross Attribute Amount	Net Attribute Amount	Expiration Years
	(In millions)
Foreign net operating losses	$5.4	$1.4	2029 – 2042
State net operating losses	363.4	8.7	2023 – 2042
Federal credits	—	9.3	2027
State credits	—	15.9	2023 – 2036
Federal capital loss	621.5	130.5	2024 – 2027
State capital loss	962.5	32.6	2024 – 2027
Foreign capital loss	47.8	6.3	N/A
Other		3.9	2024 – 2037
Total		$208.6
The Company assessed the realizability of its deferred tax assets and has recorded valuation allowances for certain foreign non-capital loss carryforwards, state net operating loss carryforwards, and state tax credit carryforwards that will more likely than not expire unused. In addition, the Company has recorded a full valuation allowance against the deferred tax asset of $169.4 million it established for capital losses resulting from divestitures.
The Company or one of its subsidiaries files income tax returns in the U.S., Canada, and various U.S. states. In the U.S. federal jurisdiction, the Company is open to examination for the tax years ended December 31, 2021; for Canadian purposes, the Company is open to examination for the tax year ended December 31, 2015 and forward; and for the various U.S. states the Company is generally open to examination for the tax year ended December 31, 2018 and forward.
Our Canadian operations are under exam by the Canadian Revenue Agency ("CRA") for tax years 2012 through 2020. These examinations are expected to be completed in 2024.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Unrecognized tax benefits beginning balance	$7.1	$10.7	$12.3
Additions based on tax positions of prior years	—	0.5	2.4
Reductions resulting from dispositions	(2.2)	—	—
Reductions due to statute lapses	(0.4)	(4.1)	(3.4)
Reductions related to settlements with taxing authorities	(2.9)	—	(0.7)
Foreign currency translation	(0.1)	—	0.1
Unrecognized tax benefits ending balance	$1.5	$7.1	$10.7

Unrecognized tax benefits are included in Other long-term liabilities of the Consolidated Balance Sheets. Of the amount accrued at December 31, 2022 and 2021, $1.2 million and $3.4 million, respectively, would impact Net loss from continuing operations when settled. Of the amounts accrued at December 31, 2022 and 2021, $0.2 million in both years relates to unrecognized tax benefits assumed in prior acquisitions, which have been indemnified by the previous owners.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.6 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately $0.3 million of the $0.6 million would affect net income when settled. The timing of cash settlement, if any, cannot be reasonably estimated for uncertain tax benefits.

The Company recognizes interest expense (income) and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2022, 2021, and 2020, the Company recognized $(0.1) million, $(0.9) million, and $(1.0) million of interest and penalties in income tax expense from continuing operations, respectively. The Company has accrued approximately $0.4 million and $0.7 million for the payment of interest and penalties at December 31, 2022 and 2021, respectively, of which $0.1 million is indemnified in 2022.

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

13. LONG-TERM DEBT

	December 31,
	2022	2021
	(In millions)

Term Loan A	$316.4	$496.3
Term Loan A-1	588.6	923.0
2028 Notes	500.0	500.0
Finance leases	1.2	2.2
Total outstanding debt	1,406.2	1,921.5
Deferred financing costs	(11.6)	(16.1)
Less current portion	(0.6)	(15.4)
Total long-term debt	$1,394.0	$1,890.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The scheduled maturities of outstanding debt, excluding deferred financing costs, at December 31, 2022 are as follows (in millions):

2023	$0.6
2024	0.4
2025	0.2
2026	588.6
2027	—
Thereafter	816.4
Total outstanding debt	$1,406.2

Credit Agreement — On December 1, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"). The senior unsecured credit facility includes a revolving credit facility (the "Revolving Credit Facility" or the "Revolver") and two term loans.

The Company has executed five amendments to the Credit Agreement. During the year ended December 31, 2022, the Credit Agreement has been amended as follows:

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

•On August 10, 2022, the Company entered into Amendment No. 5 to the Credit Agreement. Under Amendment No. 5, among other things, the parties have agreed to: (i) amend the definition of "Consolidated EBITDA", (ii) allow the Borrower to make Investments pursuant to a credit facility in principal amount not to exceed $50.0 million provided by the Borrower or any guarantors under the Credit Agreement to any Person that comprises or owns, directly or indirectly, any business unit disposed of by the Borrower or any such guarantors; (iii) allow the Borrower to consummate the Transaction for consideration of at least 65% cash or cash equivalents; and (iv) defined the required prepayment of the Term Loan and Revolver Reduction as a result of the Meal Preparation Divestiture. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 5.

The Company’s average interest rate on debt outstanding under its Credit Agreement for the year ended December 31, 2022 was 5.53%. Including the impact of interest rate swap agreements in effect as of December 31, 2022, the average rate is 4.91%.

Loss on Extinguishment of Debt — The Company incurred a loss on extinguishment of debt as follows:

•During the year ended December 31, 2022, the Company paid down debt of $500.0 million which consisted of $174.8 million on Term Loan A and $325.2 million on Term Loan A-1 and reduced the revolving credit commitment from $750.0 million to an aggregate amount of $500.0 million. The Company incurred a loss on extinguishment of debt totaling $4.5 million representing the write-off of deferred financing costs in connection with the debt prepayment and revolving credit commitment reduction in October 2022.

•During the year ended December 31, 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write-off of deferred financing costs of $5.4 million in connection with the redemption of its 2024 Notes completed on March 31, 2021 and Credit Agreement refinancing executed on March 26, 2021.

•During the year ended December 31, 2020, the Company incurred a loss on extinguishment of debt totaling $1.2 million representing the write-off of deferred financing costs in connection with the redemption of its 2022 Notes completed on September 25, 2020.

Revolving Credit Facility — As of December 31, 2022, $482.3 million of the aggregate commitment of $500.0 million of the Revolving Credit Facility was available. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026. In addition, as of December 31, 2022, there were $17.7 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect domestic subsidiaries: Bay Valley Foods, LLC; Cottage Bakery, Inc.; Linette Quality Chocolates, Inc.; Pickles Manufacturing LLC; Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; Ralcorp Frozen Bakery Products, Inc.; Refrigerated Dough, Inc.; Sturm Foods, Inc.; TreeHouse Foods Services, LLC; TreeHouse Private Brands, Inc.; and certain other domestic subsidiaries that may become guarantors in the future, which are collectively known as the "Guarantor Subsidiaries." The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, with the exception of the temporary increase in Amendment No. 4. The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75.0 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

Term Loan A — On December 1, 2017, the Company entered into a $500 million term loan and amended the loan to extend the maturity date to March 26, 2028. The interest rates applicable to Term Loan A are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) LIBOR, plus a margin ranging from 1.675% to 2.175%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.675% to 1.175%. As a result of the principal prepayment of $174.8 million on Term Loan A in October 2022, principal amortization payments are no longer due on a quarterly basis, and the remaining principal balance is due at maturity. Interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under Term Loan A. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries.

Term Loan A-1 — On December 1, 2017, the Company entered into a term loan and amended the loan amount to $930 million and extended the maturity date to March 26, 2026. The interest rates applicable to Term Loan A-1 are the same as those applicable to the Revolving Credit Facility (other than, for the avoidance of doubt, the unused fee). As a result of the principal prepayment of $325.2 million on Term Loan A-1 in October 2022, principal amortization payments are no longer due on a quarterly basis, and the remaining principal balance is due at maturity. Interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowing under Term Loan A-1. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries.

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

Interest Rate Swap Agreements — As of December 31, 2022, the Company had entered into $875.0 million of long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base. The swaps cover a period through February 28, 2025. Refer to Note 21 for additional information regarding the Company's interest rate swap agreements.

Fair Value — At December 31, 2022, the aggregate fair value of the Company's total debt was $1,335.8 million and its carrying value was $1,405.0 million. At December 31, 2021, the aggregate fair value of the Company's total debt was $1,899.5 million and its carrying value was $1,919.3 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

Finance Lease Obligations and Other — The Company owes $1.2 million related to finance leases. Finance lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed. Refer to Note 4 for additional information regarding the Company's finance leases.

Deferred Financing Costs — As of December 31, 2022 and December 31, 2021, deferred financing costs of $11.6 million and $16.1 million were included as a direct deduction from outstanding long-term debt. Fees associated with the Revolving Credit Facility are presented in Other assets, net.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company's repurchases of its common stock:

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share data)
Shares repurchased	—	0.5	0.6
Weighted average price per share	$—	$50.88	$38.64
Total cost	$—	$25.0	$25.0

Preferred Stock — The Company has authorized 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

15. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Weighted average common shares outstanding	56.0	55.9	56.5
Assumed exercise/vesting of equity awards (1)	—	—	—
Weighted average diluted common shares outstanding	56.0	55.9	56.5

(1)Incremental shares from equity awards are computed by the treasury stock method. For the years ended December 31, 2022, 2021, and 2020, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.4 million, 1.6 million, and 1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

16. STOCK-BASED COMPENSATION
The Board of Directors adopted, and the Company’s Stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 17.5 million, of which approximately 1.3 million remained available at December 31, 2022.
Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net loss from continuing operations are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Compensation expense related to stock-based payments	$19.9	$14.2	$24.4
Related income tax benefit	4.7	3.6	6.3

The Company estimates that certain key executives and all directors will complete the required service conditions associated with their awards. For all other employees, the Company estimates its forfeiture rate based on historical experience.

All amounts below include continuing and discontinued operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options — Stock options granted under the plan during 2022 have a three year vesting schedule, vest one-third on the second anniversary of the grant date and two-thirds on the third anniversary of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.
The following table summarizes stock option activity during 2022:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at January 1, 2022	1,149	$79.51	2.3	$—
Granted	376	42.69
Forfeited	(51)	42.69
Exercised	(9)	42.69
Expired	(207)	68.43
Outstanding, at December 31, 2022	1,258	72.09	3.5	2.1
Vested/expected to vest, at December 31, 2022	1,205	73.37	3.1	1.8
Exercisable, at December 31, 2022	942	81.93	1.4	—

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Intrinsic value of stock options exercised	$0.1	$—	$0.7
Tax benefit recognized from stock option exercises	—	—	0.2
Unrecognized compensation costs related to nonvested options totaled $3.9 million at December 31, 2022 and are expected to be recognized over a weighted average period of 2.4 years. The weighted average grant date fair value of options granted in 2022 was $15.62.
Stock options are valued using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s stock price. The risk-free rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based our expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. The weighted average assumptions used to calculate the value of the stock option awards granted are presented as follows (no stock options were granted in 2021 and 2020):

Year Ended December 31,
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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Director restricted stock units generally vest on the first anniversary of the grant date. Certain directors have elected to defer receipt of their awards until either their departure from the Board of Directors or a specified date beyond the first anniversary of the grant date.

The following table summarizes the restricted stock unit activity during the year ended December 31, 2022:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at January 1, 2022	660	$48.88	50	$48.15
Granted	674	31.95	51	31.25
Vested	(337)	48.65	(30)	48.59
Forfeited	(365)	38.25	—	—
Nonvested, at December 31, 2022	632	37.08	71	35.88
Vested and deferred, at December 31, 2022			20	47.50

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Fair value of vested restricted stock units	$13.1	$22.6	$11.1
Tax benefit recognized from vested restricted stock units	2.5	3.8	2.0
Unrecognized compensation costs related to nonvested restricted stock units are approximately $16.0 million as of December 31, 2022 and will be recognized over a weighted average period of 1.6 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.
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
•In 2022 and 2021, certain executive members of management received awards that were measured using a relative total shareholder return ("TSR") market condition over a three-year performance goal. The units will accrue, multiplied by a predefined percentage between 0% and 150% for the relative TSR measure, depending on the achievement attainment over the three-year performance period based on the Company’s absolute annualized TSR relative to the annualized TSR of a Peer Group. The fair value of the portion of the awards based on relative TSR was valued using a Monte Carlo simulation model with a grant-date fair value of $26.84 on approximately 52,600 units granted in 2022 and a grant-date fair value of $59.16 on approximately 23,200 units granted in 2021.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Year Ended December 31,
	2022	2021
Dividend yield	0%	0%
Risk-free rate	2.36%	0.30%
Expected volatility (TreeHouse Foods, Inc.)	36.84%	35.65%
Expected volatility (Peer Group)	36.64%	37.72%
Expected volatility (Index)	16.30%	N/A
Expected term (in years)	2.14	2.75

The following table summarizes the performance unit activity during the year ended December 31, 2022:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at January 1, 2022	480	$54.21
Granted	438	46.01
Vested	(70)	61.63
Forfeited	(228)	52.87
Nonvested, at December 31, 2022	620	45.23

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Fair value of vested performance units	$2.4	$5.6	$3.3
Tax benefit recognized from performance units vested	0.3	0.3	0.7
Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $13.0 million as of December 31, 2022 and are expected to be recognized over a weighted average period of 1.3 years. The fair value of the portion of the awards earned based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at January 1, 2020	$(79.4)	$(4.6)	$(84.0)
Other comprehensive income before reclassifications	12.1	7.4	19.5
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Other comprehensive income	12.1	7.9	20.0
Balance at December 31, 2020	(67.3)	3.3	(64.0)
Other comprehensive (loss) income before reclassifications	(3.6)	13.5	9.9
Reclassifications from accumulated other comprehensive income (3)	—	0.5	0.5
Other comprehensive (loss) income	(3.6)	14.0	10.4
Balance at December 31, 2021	(70.9)	17.3	(53.6)
Other comprehensive loss before reclassifications	(11.5)	(14.3)	(25.8)
Reclassifications from accumulated other comprehensive (loss) income (3) (4)	(4.6)	0.3	(4.3)
Other comprehensive loss	(16.1)	(14.0)	(30.1)
Balance at December 31, 2022	$(87.0)	$3.3	$(83.7)
(1)The tax impact of the foreign currency translation adjustment was insignificant for the years ended December 31, 2022, 2021, and 2020.
(2)The unrecognized pension and postretirement benefits are presented net of tax of $(4.5) million, $4.5 million, and $2.6 million for the years ended December 31, 2022, 2021, and 2020 respectively.
(3)Refer to Note 18 for additional information regarding reclassifications of unrecognized pension and postretirement benefits.
(4)In connection with the completion of the sale of a significant portion of the Company’s Meal Preparation business on October 3, 2022, the Company completed the liquidation of its investment in its Italian subsidiary. Accordingly, $4.6 million of accumulated foreign currency translation adjustments were reclassified from accumulated other comprehensive loss and into earnings. This amount is recognized within Net (loss) income from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2022.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans — Certain of our union and non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established tax-qualified defined contribution plans and group registered savings plans to manage the assets. On a continuing operations basis, for the years ended December 31, 2022, 2021, and 2020, the Company made matching and profit sharing contributions to the plans of $15.3 million, $16.2 million, and $16.1 million, respectively.
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

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Income Security Act of 1974, as amended. The Company estimates that its 2023 contributions to its pension plans will be $0.7 million. The measurement date for the defined benefit pension plans is December 31.

Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2023 contributions to its postretirement benefit plans will be $1.5 million. The measurement date for the other postretirement benefit plans is December 31.

The Company established a tax-qualified pension plan and master trust to manage the portion of the pension plan assets related to eligible salaried, non-union, and union employees not covered by a multiemployer pension plan. We also retain investment consultants to assist our Benefit Plans Committee with formulating a long-term investment policy for the master trust. The expected long-term rate of return on assets is based on projecting long-term market returns for the various asset classes in which the plan’s assets are invested, weighted by the target asset allocations. The estimated ranges are primarily based on observations of historical asset returns and their historical volatility. In determining the expected returns, we also consider consensus forecasts of certain market and economic factors that influence returns, such as inflation, gross domestic product trends, and dividend yields. Active management of the plan assets may result in adjustments to the historical returns. We review the rate of return assumption annually.

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

At December 31, 2022, our master trust was invested as follows: investments in equity securities were at 41%; investments in fixed income were at 53%; investments in hedge funds were at 6%; and cash and cash equivalents were less than 1%. The allocation of our master trust investments as of December 31, 2022 is generally consistent with the targets set forth by our Investment Committee.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the Company’s pension plan assets at December 31, 2022 and 2021 is as follows:

		December 31,
	Pricing Category	2022	2021
		(In millions)
Cash and cash equivalents (a)	Level 1	$1.7	$1.5

Investments valued using NAV per share:
Equity funds (b)		93.2	129.7
Fixed income funds (c)		122.3	173.4
Alternative funds (d)		12.7	18.7
Total plan assets		$229.9	$323.3

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2022 and 2021:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
	(in millions)
Change in projected benefit obligation:
Projected benefit obligation, at beginning of year	$330.9	$355.1	$23.3	$26.1
Service cost	0.5	1.0	—	—
Interest cost	9.2	8.8	0.6	0.7
Curtailment (1)	—	(0.7)	—	(0.4)
Actuarial gains (2)	(65.5)	(14.2)	(4.6)	(1.6)
Benefits paid	(20.3)	(19.1)	(1.5)	(1.5)
Projected benefit obligation, at end of year	$254.8	$330.9	$17.8	$23.3
Change in plan assets:
Fair value of plan assets, at beginning of year	$323.3	$325.9	$—	$—
Actual (loss) gain on plan assets	(73.8)	15.8	—	—
Company contributions	0.7	0.7	1.5	1.5
Benefits paid	(20.3)	(19.1)	(1.5)	(1.5)
Fair value of plan assets, at end of year	$229.9	$323.3	$—	$—
Funded status of the plan	$(24.9)	$(7.6)	$(17.8)	$(23.3)
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent asset	$—	$2.6	$—	$—
Current liability	(0.7)	(0.7)	(1.5)	(1.5)
Noncurrent liability	(24.2)	(9.5)	(16.3)	(21.8)
Net amount recognized	$(24.9)	$(7.6)	$(17.8)	$(23.3)
Amounts recognized in Accumulated other comprehensive loss:
Net actuarial loss (gain)	$2.6	$(20.5)	$(7.2)	$(2.6)
Prior service cost	0.2	0.2	—	—
Total, before tax effect	$2.8	$(20.3)	$(7.2)	$(2.6)
(1)Curtailment relates to the sale of the RTE Cereal business.
(2)The change in actuarial gains for all pension and postretirement benefits plans in 2022 and 2021 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

	Pension Benefits
	2022	2021
	(In millions)
Accumulated benefit obligation	$254.5	$330.5

The following table provides a summary of pension benefit plans whose projected benefit obligations and accumulated benefit obligations exceed the fair value of their respective plan assets:

	Pension Benefits
	2022	2021
	(In millions)
Aggregate projected benefit obligation	$254.8	$46.8
Aggregate accumulated benefit obligation	254.5	46.7
Aggregate fair value of plan assets	229.9	36.6

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
	(In millions)
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate (1)	5.16%	2.86%	5.15%	2.80%
Rate of compensation increases	3.10%	3.00%	—	—
(1)For the year ended December 31, 2021, the Company recognized a curtailment gain related to the sale of the RTE Cereal business. The discount rate for the curtailment gain was 2.75%.
The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2022 and 2021 are as follows:

	2022		2021
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rates:
Health care cost trend rate for next year	6.12%	6.62%	6.34%	6.91%
Ultimate rate	4.50%	4.50%	4.50%	4.50%
Weighted average discount rate	5.15%	5.15%	2.80%	2.80%
Year ultimate rate achieved	2030	2030	2030	2030

The following table summarizes the net periodic cost of our pension and postretirement benefit plans for the years ended December 31, 2022, 2021, and 2020:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
	(In millions)			(In millions)
Components of net periodic costs:
Service cost	$0.5	$1.0	$1.8	$—	$—	$—
Interest cost	9.2	8.8	10.5	0.6	0.7	0.8
Expected return on plan assets	(15.1)	(13.8)	(14.5)	—	—	—
Amortization of unrecognized prior service cost	0.1	0.2	0.2	—	—	—
Amortization of unrecognized net loss	0.3	0.5	0.6	—	—	—
Curtailment (1)	—	(0.7)	—	—	(0.4)	—
Net periodic (benefit) cost	$(5.0)	$(4.0)	$(1.4)	$0.6	$0.3	$0.8
(1)For the year ended December 31, 2021, the Company recognized a curtailment gain related to the sale of the RTE Cereal business within Cost of sales in the Consolidated Statements of Operations.

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate (1)	2.86%	2.50%	3.25%	2.80%	2.50%	3.25%
Rate of compensation increases	3.00%	3.00%	3.50%-4.00%	—	—	—
Expected return on plan assets	4.85%	4.40%	5.10%	—	—	—
(1)For the year ended December 31, 2021, the Company recognized a curtailment gain related to the sale of the RTE Cereal business. The discount rate for the curtailment gain was 2.75%.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefits	Postretirement Benefits
	(In millions)
2023	$20.7	$1.5
2024	21.5	1.5
2025	20.2	1.5
2026	20.1	1.5
2027	19.7	1.5
2028-2032	94.1	6.9

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

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number ("EIN") of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in December 31, 2022 and 2021 is for the plan’s years ended December 31, 2021, and 2020, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are 65% to 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan ("FIP") is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject. There have been no other significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

The following table lists information about the Company's individually significant multiemployer pension plans:

		Pension Protection Act Zone Status			TreeHouse Foods				Expiration Date
	EIN / Pension	Plan Year Ended December 31,		FIP Implemented	Contributions (in millions)			Surcharge Imposed	Of Collective Bargaining
Plan Name	Plan Number	2021	2020	(yes or no)	2022	2021	2020	(yes or no)	Agreement(s)
Bakery and Confectionery
Union and Industry									7/22/2023
International Pension Fund	52-6118572 / 001	Red	Red	Yes	$1.8	$2.0	$1.6	Yes	12/4/2023
Central States Southeast and
Southwest Areas Pension
Fund	36-6044243 / 001	Red	Red	Yes	1.1	1.1	1.1	Yes	12/31/2025
Rockford Area Dairy
Industry Local 754, Intl.
Brotherhood of Teamsters
Retirement Pension Plan (1)	36-6067654 / 001	Green	Green	No	0.6	0.6	0.6	No	4/30/2026

(1)A subsidiary of the Company was listed in the plan’s Form 5500 as providing more than 5.0% of the total contributions for the plan's year ended December 31, 2021 and 2020.
At the date these financial statements were issued, Forms 5500 were not available for the multiemployer pension plans for the plan year ended December 31, 2022. No withdrawal liabilities were established related to multiemployer pension plans, as withdrawal from the remaining plans is not probable as of December 31, 2022.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Multiemployer Plans Other Than Pensions - The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $2.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

19. OTHER OPERATING EXPENSE, NET
The Company incurred other operating expense for the years ended December 31, 2022, 2021, and 2020, which consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Growth, reinvestment, and restructuring programs (1)	$84.6	$84.2	$68.9
TSA income (2)	(22.7)	—	—
Loss on divestitures (2)	—	—	0.3
Other	1.0	0.5	(0.1)
Total other operating expense, net	$62.9	$84.7	$69.1
(1)Refer to Note 3 for additional information.
(2)Refer to Note 7 for additional information.

20. COMMITMENTS AND CONTINGENCIES
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

Due to the similarity of the derivative complaints, Bartelt was consolidated with Lavin, and Ann Arbor was consolidated with Wells. On August 26, 2022, plaintiffs in the consolidated Wells case filed a second amended complaint, which defendants have moved to dismiss pursuant to a briefing schedule set by the Court. On October 24, 2022, the plaintiffs’ designated an operative complaint in the Lavin case, which defendants have moved to dismiss pursuant to a briefing schedule set by the Court.

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

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. On March 28, 2022, the Magistrate Judge issued a non-public Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Consolidated Financial Statements as of December 31, 2022.

21. DERIVATIVE INSTRUMENTS
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
The Company has entered into long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base that have a notional value of $875.0 million as of both December 31, 2022 and 2021. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 2.68% in 2020 and 2.91% from 2021 through 2025.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company’s risk associated with the utility costs of its manufacturing facilities, and other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of December 31, 2022 and 2021, the notional value of the commodity contracts outstanding was $8.9 million and $58.8 million, respectively. These commodity contracts have maturities expiring throughout 2023 as of December 31, 2022.

Total Return Swap Contract — The Company has an economic hedge program that uses a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally have a duration of one month and are rebalanced and re-hedged at the end of each monthly term. The total return swap contract is measured at fair value and recognized in the Consolidated Balance Sheets, with changes in value being recognized in the Consolidated Statements of Operations. As of December 31, 2022 and 2021, the notional value of the total return swap contract was $3.9 million and $7.0 million, respectively.

The following table identifies the fair value of each derivative instrument:

	December 31,
	2022	2021
	(In millions)
Asset derivatives
Commodity contracts	$—	$3.9
Interest rate swap agreements	27.2	—
	$27.2	$3.9
Liability derivatives
Commodity contracts	$0.3	$0.9
Interest rate swap agreements	—	51.2
	$0.3	$52.1

As of December 31, 2022 and 2021, asset derivatives are included within Prepaid expense and other current assets for commodity contracts and Other assets, net for interest rate swap agreements, and liability derivatives are included within Accrued expenses in the Consolidated Balance Sheets.

The fair values of the commodity contracts, interest rate swap agreements, and the total return swap contract are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the commodity contracts, interest rate swap agreements, and total return swap contract are based on an analysis comparing the contract rates to the market rates at the balance sheet date.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recognized the following gains and losses on our derivative contracts in the Consolidated Statements of Operations:

	Location of Gain (Loss)	Year Ended December 31,
	Recognized in Net (Loss) Income	2022	2021	2020
		(In millions)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other (income) expense, net	$(3.3)	$(8.9)	$11.7
Interest rate swap agreements	Other (income) expense, net	78.4	46.2	(41.7)
Total unrealized gain (loss)		$75.1	$37.3	$(30.0)
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$17.8	$31.6	$(9.8)
Interest rate swap agreements	Interest expense	(10.7)	(24.9)	(18.4)
Total return swap contract	General and administrative	(1.2)	1.0	—
Total realized gain (loss)		$5.9	$7.7	$(28.2)
Total gain (loss)		$81.0	$45.0	$(58.2)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. DISAGGREGATION OF REVENUE, GEOGRAPHIC INFORMATION, AND MAJOR CUSTOMERS
The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; frozen griddle items, and snack bars
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages; single serve beverages; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

Revenue disaggregated by product category groups is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Snacking	$1,386.2	$1,142.7	$1,164.3
Beverages & drink mixes	1,136.2	975.2	1,018.1
Grocery	931.6	828.0	811.9
Total net sales	$3,454.0	$2,945.9	$2,994.3

Revenue disaggregated by sales channel is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Retail grocery	$2,698.7	$2,299.0	$2,444.1
Co-manufacturing	505.9	421.8	369.1
Food-away-from-home and other	249.4	225.1	181.1
Total net sales	$3,454.0	$2,945.9	$2,994.3

Geographic Information — The Company had net sales from customers outside of the United States of approximately 4.8%, 4.9%, and 4.2% of total consolidated net sales from continuing operations in 2022, 2021, and 2020, respectively, with 3.7%, 3.8%, and 3.2% of total consolidated net sales from continuing operations going to Canada in 2022, 2021, and 2020, respectively. Net sales are determined based on the customer destination where the products are shipped.
Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

	December 31,
	2022	2021
	(In millions)
Long-lived assets:
United States	$580.4	$601.7
Canada	86.1	98.4
Total	$666.5	$700.1

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Major Customers — Walmart Inc. and affiliates accounted for approximately 22.1%, 21.9%, and 23.0% of consolidated net sales from continuing operations in December 31, 2022, 2021, and 2020. No other customer accounted for more than 10% of our consolidated net sales from continuing operations.

When taking into account those receivables sold under our Receivables Sales Program (refer to Note 5 for more information), Walmart Inc. and affiliates accounted for 11.2% of our total trade receivables as of December 31, 2022, and no other individual customer accounted for more than 10% of our total trade receivables. No individual customers accounted for more than 10% of our total trade receivables as of December 31, 2021.

23. QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2022:

	Quarter
	First	Second	Third	Fourth
	(In millions, except per share data)
Fiscal 2022
Net sales	$772.6	$810.2	$875.0	$996.2
Gross profit	98.7	111.0	129.3	175.9
(Loss) income before income taxes from continuing operations	(16.1)	(31.8)	(13.1)	53.2
Net (loss) income from continuing operations	(13.8)	(27.3)	(15.1)	40.1
Net income (loss) from discontinued operations	10.8	(2.1)	(75.4)	(63.5)
Net (loss) income	(3.0)	(29.4)	(90.5)	(23.4)
Earnings (loss) per common share - basic:
Continuing operations	$(0.25)	$(0.49)	$(0.27)	$0.71
Discontinued operations	0.19	(0.04)	(1.34)	(1.13)
Earnings (loss) per share - basic (1)	$(0.05)	$(0.53)	$(1.61)	$(0.42)
Earnings (loss) per common share - diluted:
Continuing operations	$(0.25)	$(0.49)	$(0.27)	$0.71
Discontinued operations	0.19	(0.04)	(1.34)	(1.12)
Earnings (loss) per share - diluted (1)	$(0.05)	$(0.53)	$(1.61)	$(0.41)
(1)The sum of the individual per share amounts may not add due to rounding. In addition, the sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of our unaudited quarterly results of operations for 2021:

	Quarter
	First	Second	Third	Fourth
	(In millions, except per share data)
Fiscal 2021
Net sales	$706.0	$671.9	$751.7	$816.3
Gross profit	117.0	101.9	125.9	121.9
Loss before income taxes from continuing operations	(26.6)	(34.0)	(4.5)	(37.1)
Net loss from continuing operations	(20.0)	(26.0)	(4.1)	(30.8)
Net income from discontinued operations	21.5	34.4	10.8	1.7
Net income (loss)	1.5	8.4	6.7	(29.1)
Earnings (loss) per common share - basic:
Continuing operations	$(0.36)	$(0.46)	$(0.07)	$(0.55)
Discontinued operations	0.38	0.61	0.19	0.03
Earnings (loss) per share - basic (1)	$0.03	$0.15	$0.12	$(0.52)
Earnings (loss) per common share - diluted:
Continuing operations	$(0.36)	$(0.46)	$(0.07)	$(0.55)
Discontinued operations	0.38	0.61	0.19	0.03
Earnings (loss) per share - diluted (1)	$0.03	$0.15	$0.12	$(0.52)
(1)The sum of the individual per share amounts may not add due to rounding. In addition, the sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 includes all of the Company’s subsidiaries. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. This report is included with this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 13, 2023, expressed an unqualified opinion on those financial statements.
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
February 13, 2023

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement ("2023 Proxy Statement") to be filed with the SEC in connection with our 2023 annual meeting of the stockholders under the headings, Executive Officers, Biographical Information of Director Nominees and Continuing Directors, and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2023 Proxy Statement under the headings, Stock Ownership — Security Ownership of Management and Delinquent Section 16(a) Reports and is incorporated herein by reference. Information about the Audit Committee, Audit Committee members and the Audit Committee Financial Expert is included in our 2023 Proxy Statement under the heading, Board Structure, and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this item is included in the 2023 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2023 Proxy Statement shall be deemed to be "furnished" and not "filed" for purposes of the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2022:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(in millions)				(in millions)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	2.6	(1)	$72.09	(2)	1.3
Equity compensation plans not approved by security holders:
None	—		—		—
Total	2.6		$72.09		1.3

(1)Includes 0.7 million restricted stock units and 0.6 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

The information related to the security ownership of certain beneficial owners and management required by this item is included in the 2023 Proxy Statement under the heading, Stock Ownership — Security Ownership of Management and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2023 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is included in the 2023 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

Page
1. Financial Statements filed as a part of this document under Item 8.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	47
Consolidated Balance Sheets as of December 31, 2022 and 2021	49
Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020	50
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021, and 2020	51
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020	52
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	53
Notes to Consolidated Financial Statements	55

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	103
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

4.7	Description of TreeHouse Foods, Inc.'s Securities is incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed with the Commission on February 13, 2020.
10.1**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.
10.2
Second Amended and Restated Credit Agreement, dated as of December 1, 2017, between the Company and Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 5, 2017.

10.3
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated June 11, 2018, between the Company and Bank of America, N.A. and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 11, 2018.

10.4**	TreeHouse Foods, Inc. Executive Severance Plan, amended and restated as of February 21, 2014 is incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K dated February 21, 2014.
10.5**	Form of employee Cash Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2009.
10.6**	Form of employee Performance Unit Agreement is incorporated by reference to Exhibit 10.1 of our Form 10-Q filed with the Commission August 6, 2015.
10.7**	Form of employee Restricted Stock Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2009.
10.8**	Form of employee Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the Commission August 6, 2015.
10.9**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2015.
10.10**	Form of non-employee director Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 of our Form 10-Q filed with the Commission August 6, 2015.
10.11**	Form of non-employee director Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.7 of our Form 10-Q filed with the Commission August 6, 2009.
10.12**	Third Amendment to the TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.32 of our Form 10-K filed with the Commission February 21, 2013.
10.13**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement dated March 2, 2015.
10.14**
TreeHouse Foods, Inc. Equity and Incentive Plan, as amended and restated effective February 14, 2017 is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission May 4, 2017.

10.15**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated February 28, 2019.
10.16**
Form of Performance Unit Agreement under Treehouse Foods, Inc. Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed with the Commission on February 14, 2019.

10.17**
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

10.19**	TreeHouse Foods, Inc. Performance Unit Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2019.
10.20**
First Amendment to the TreeHouse Foods, Inc. Executive Severance Plan, dated February 7, 2021 is incorporated by reference to Exhibit 10.21 to the Company's Form 10-K filed with the Commission on February 11, 2021.

10.21
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated March 26, 2021 is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 1, 2021.

10.22**	TreeHouse Foods, Inc. 2021 Performance Unit Agreement is incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q dated May 6, 2021.
10.23**
Form of Restricted Stock Unit Agreement under Treehouse Foods, Inc. Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.28 to the Company's Form 10-K filed with the Commission on February 15, 2022.

10.24
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated February 14, 2022 is incorporated by reference to Exhibit 10.29 to the Form 10-K filed with the Securities and Exchange Commission on February 15, 2022.

10.25
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of August 10, 2022, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 11, 2022.

10.26
Letter Agreement, dated April 12, 2022, by and between the Company and JANA Partners LLC is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 12, 2022.

10.27**	TreeHouse Foods, Inc. 2022 Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2022.
10.28**	TreeHouse Foods, Inc. 2022 Performance-Based Restricted Share Unit Award Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 18, 2022.
10.29**	TreeHouse Foods, Inc. 2022 Performance-Based Restricted Share Unit Award Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 18, 2022.
10.30
Seller Note Credit Agreement, dated as of October 3, 2022, by and among TreeHouse Foods, Inc., Rushmore Investment II LLC, and Rushmore Investment III LLC, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2022.

21.1*	List of Subsidiaries of the Company.
22*	List of Guarantor Subsidiaries.
23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.
31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

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
February 13, 2023

 Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Oakland	Chief Executive Officer and Director	February 13, 2023
Steven Oakland	(Principal Executive Officer)

/s/ Patrick M. O'Donnell	Interim Chief Financial Officer and Chief Accounting Officer	February 13, 2023
Patrick M. O'Donnell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ann M. Sardini	Chair of the Board	February 13, 2023
Ann M. Sardini

/s/ Mark R. Hunter	Director	February 13, 2023
Mark R. Hunter

/s/ Linda K. Massman	Director	February 13, 2023
Linda K. Massman

/s/ Scott D. Ostfeld	Director	February 13, 2023
Scott D. Ostfeld

/s/ Jill A. Rahman	Director	February 13, 2023
Jill A. Rahman

/s/ Joseph E. Scalzo	Director	February 13, 2023
Joseph E. Scalzo

/s/ Jean E. Spence	Director	February 13, 2023
Jean E. Spence

/s/ Kenneth I. Tuchman	Director	February 13, 2023
Kenneth I. Tuchman

/s/ Jason J. Tyler	Director	February 13, 2023
Jason J. Tyler

TREEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2022, 2021 and 2020

Deferred Tax Valuation Allowance	Balance Beginning of Year	Additions	Reductions	Balance End of Year
	(In millions)
2020	$(167.1)	$(0.2)	$7.1	$(160.2)
2021	(160.2)	(2.4)	0.8	(161.8)
2022	(161.8)	(27.4)	2.8	(186.4)