Form 10-Q
period 2023-03-31
TreeHouse Foods, Inc.
filed 2023-05-08
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023.
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of April 28, 2023 was 56,314,321.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14.6	$43.0
Receivables, net	158.4	158.8
Inventories	628.0	589.5
Prepaid expenses and other current assets	30.8	23.2
Total current assets	831.8	814.5
Property, plant, and equipment, net	666.4	666.5
Operating lease right-of-use assets	183.9	184.4
Goodwill	1,817.7	1,817.6
Intangible assets, net	284.9	296.0
Note receivable, net	428.1	427.0
Other assets, net	41.2	47.9
Total assets	$4,254.0	$4,253.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$594.7	$618.7
Accrued expenses	181.3	208.5
Current portion of long-term debt	0.5	0.6
Total current liabilities	776.5	827.8
Long-term debt	1,432.5	1,394.0
Operating lease liabilities	157.8	159.1
Deferred income taxes	109.2	108.7
Other long-term liabilities	73.6	77.3
Total liabilities	2,549.6	2,566.9
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.3 and 56.1 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	0.6	0.6
Treasury stock	(133.3)	(133.3)
Additional paid-in capital	2,207.3	2,205.4
Accumulated deficit	(286.8)	(302.0)
Accumulated other comprehensive loss	(83.4)	(83.7)
Total stockholders' equity	1,704.4	1,687.0
Total liabilities and stockholders' equity	$4,254.0	$4,253.9

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$894.8	$772.6
Cost of sales	742.5	673.9
Gross profit	152.3	98.7
Operating expenses:
Selling and distribution	45.0	61.1
General and administrative	53.4	52.9
Amortization expense	12.0	11.9
Other operating expense, net	2.6	29.1
Total operating expenses	113.0	155.0
Operating income (loss)	39.3	(56.3)
Other expense (income):
Interest expense	17.8	16.7
Interest income	(14.6)	(4.1)
Loss (gain) on foreign currency exchange	0.3	(1.1)
Other expense (income), net	9.7	(51.7)
Total other expense (income)	13.2	(40.2)
Income (loss) before income taxes	26.1	(16.1)
Income tax expense (benefit)	6.9	(2.3)
Net income (loss) from continuing operations	19.2	(13.8)
Net (loss) income from discontinued operations	(4.0)	10.8
Net income (loss)	$15.2	$(3.0)

Earnings (loss) per common share - basic:
Continuing operations	$0.34	$(0.25)
Discontinued operations	(0.07)	0.19
Earnings (loss) per share basic (1)	$0.27	$(0.05)

Earnings (loss) per common share - diluted:
Continuing operations	$0.34	$(0.25)
Discontinued operations	(0.07)	0.19
Earnings (loss) per share diluted (1)	$0.27	$(0.05)

Weighted average common shares:
Basic	56.1	55.8
Diluted	56.7	55.8

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$15.2	$(3.0)

Other comprehensive income:
Foreign currency translation adjustments	0.3	4.3
Pension and postretirement reclassification adjustment	—	0.1
Other comprehensive income	0.3	4.4
Comprehensive income	$15.5	$1.4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2022	58.7	$0.6	(2.9)	$(133.3)	$2,187.4	$(155.7)	$(53.6)	$1,845.4
Net loss	—	—	—	—	—	(3.0)	—	(3.0)
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Issuance of stock awards	0.2	—	—	—	(3.3)	—	—	(3.3)
Stock-based compensation	—	—	—	—	4.3	—	—	4.3
Balance, March 31, 2022	58.9	$0.6	(2.9)	$(133.3)	$2,188.4	$(158.7)	$(49.2)	$1,847.8

Balance, January 1, 2023	59.0	$0.6	(2.9)	$(133.3)	$2,205.4	$(302.0)	$(83.7)	$1,687.0
Net income	—	—	—	—	—	15.2	—	15.2
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Issuance of stock awards	0.2	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	7.2	—	—	7.2
Balance, March 31, 2023	59.2	$0.6	(2.9)	$(133.3)	$2,207.3	$(286.8)	$(83.4)	$1,704.4

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$15.2	$(3.0)
Net (loss) income from discontinued operations	(4.0)	10.8
Net income (loss) from continuing operations	19.2	(13.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	36.0	36.5
Stock-based compensation	7.2	3.8
Unrealized loss (gain) on derivative contracts	5.9	(50.8)
Deferred TSA income	(12.3)	—
Other	0.8	(0.1)
Changes in operating assets and liabilities, net of divestitures:
Receivables	0.5	(38.9)
Inventories	(38.3)	(34.0)
Prepaid expenses and other assets	(7.1)	(7.0)
Accounts payable	(20.3)	24.3
Accrued expenses and other liabilities	(22.5)	(16.1)
Net cash used in operating activities - continuing operations	(30.9)	(96.1)
Net cash provided by operating activities - discontinued operations	—	25.5
Net cash used in operating activities	(30.9)	(70.6)
Cash flows from investing activities:
Additions to property, plant, and equipment	(30.6)	(16.9)
Additions to intangible assets	(1.4)	(2.5)
Proceeds from sale of fixed assets	—	4.8
Net cash used in investing activities - continuing operations	(32.0)	(14.6)
Net cash used in investing activities - discontinued operations	—	(11.1)
Net cash used in investing activities	(32.0)	(25.7)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	770.8	30.5
Payments under Revolving Credit Facility	(732.8)	(30.5)
Payments on financing lease obligations	(0.2)	(0.4)
Payment of deferred financing costs	—	(1.6)
Payments on Term Loans	—	(14.3)
Payments related to stock-based award activities	(5.3)	(3.3)
Net cash provided by (used in) financing activities - continuing operations	32.5	(19.6)
Net cash used in financing activities - discontinued operations	—	(0.1)
Net cash provided by (used) in financing activities	32.5	(19.7)
Effect of exchange rate changes on cash and cash equivalents	2.0	0.2
Net decrease in cash and cash equivalents	(28.4)	(115.8)
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	4.1
Less: Cash and cash equivalents of discontinued operations, end of period	—	(4.3)
Cash and cash equivalents, beginning of period	43.0	304.5
Cash and cash equivalents, end of period	$14.6	$188.5

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow disclosures:
Interest paid	$27.4	$17.1
Net income taxes paid	5.5	0.1

Non-cash investing activities:
Accrued purchase of property and equipment	$14.4	$27.3
Accrued other intangible assets	0.4	1.4
Right-of-use assets obtained in exchange for lease obligations	8.5	36.0
Paid in kind interest	1.1	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2023
(Unaudited)
1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the "Company," "TreeHouse," "we," "us," or "our"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Results of operations for interim periods are not necessarily indicative of annual results.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, Interest income has been reclassified out of Other expense (income), net within the Condensed Consolidated Statements of Operations.

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

Summary of Significant Accounting Policies

A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Segment Information

The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. We manufacture and distribute private label food and beverages in North America. Our products are primarily shelf stable and share similar customers and distribution. The Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM") allocates resources and assesses performance based upon discrete financial information at the consolidated level. We have one segment manager who reports directly to the CODM with incentive compensation based on aggregated consolidated results of the Company. The annual operating plan is prepared and approved by the CODM based on consolidated results of the Company. We operate our business with a centralized financial systems infrastructure, and we share centralized resources for sales, procurement, and general and administrative activities. The majority of our manufacturing plants each produce one food or beverage category. Refer to Note 17 for disaggregation of revenue for additional information of our principal products sold.

2. GROWTH, REINVESTMENT, AND RESTRUCTURING PROGRAMS

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

Below is a description of each of the Growth, Reinvestment, and Restructuring Programs:

(1) Strategic Growth Initiatives

In the first quarter of 2021, the Company began executing on its growth and reinvestment initiatives designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories. These initiatives are intended to better position the Company to accelerate future revenue and earnings growth, and improve the execution of our strategy to be our customers' preferred manufacturing and distribution partner. This reinvestment will occur through 2023, and the cumulative costs incurred to date are $107.4 million. The Company currently expects the total costs will be up to $130.0 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. Consulting and professional fees are expected to include TreeHouse Management Operating System ("TMOS") initiatives at our manufacturing plants, building digital capabilities, and advancing automation and value engineering in our supply chain network. Employee-related costs primarily consist of severance, retention, and dedicated employee costs.

(2) Other

Other costs include restructuring costs incurred for retention, severance, organization redesign, information technology system implementation, costs to exit facilities or production, and other administrative costs. Retention includes one-time cash recognition payments that were expensed during the first quarter of 2022 as well as additional cash bonuses and stock-based compensation to drive retention through 2023.

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Strategic Growth Initiatives	$7.0	$16.8
Other	8.3	13.3
Total	$15.3	$30.1

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

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Employee-related	$4.3	$15.8
Other costs	11.0	14.3
Total	$15.3	$30.1

For the three months ended March 31, 2023 and 2022, employee-related costs primarily consisted of retention, severance, and dedicated project employee cost; and other costs primarily consisted of consulting services. Employee-related and other costs are recognized in Other operating expense, net of the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liabilities related to severance and retention activity for the Growth, Reinvestment, and Restructuring Programs as of March 31, 2023:

	Severance	Retention	Total Exit Cost Liabilities
	(In millions)
Balance as of December 31, 2022	$8.8	$4.2	$13.0
Expenses recognized	0.5	1.7	2.2
Cash payments	(3.7)	(0.1)	(3.8)
Balance as of March 31, 2023	$5.6	$5.8	$11.4

The severance and retention liabilities are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

3. RECEIVABLES SALES PROGRAM

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

	March 31, 2023	December 31, 2022
	(In millions)
Outstanding accounts receivable sold	$329.3	$347.1
Receivables collected and not remitted to financial institutions	186.6	204.5
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

The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program. All amounts in the table below include continuing and discontinued operations:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Receivables sold	$471.9	$512.8
Receivables collected and remitted to financial institutions	(489.7)	(543.1)

The loss on sale of receivables represents the discount taken by third-party financial institutions and was $3.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, and is included in Other expense (income), net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of March 31, 2023 or December 31, 2022, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

4. INVENTORIES

	March 31, 2023	December 31, 2022
	(In millions)
Raw materials and supplies	$255.3	$232.0
Finished goods	372.7	357.5
Total inventories	$628.0	$589.5

5. DIVESTITURE

Discontinued Operations

Sale of a Significant Portion of the Meal Preparation Business

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Business") to two entities affiliated with Investindustrial: Rushmore Investment III LLC, a Delaware limited liability company ("US Buyer") and 1373978 B.C., ULC, a British Columbia unlimited liability company ("CA Buyer" and together with US Buyer, the "Buyer"). The closing purchase price was $963.8 million, subject to customary purchase price post-closing adjustments. The closing purchase price consisted of approximately $537.9 million in cash and approximately $425.9 million in a five-year secured Seller Promissory Note. Refer to Note 6 for additional information on the secured Seller Promissory Note. The Company recognized an adjustment to its expected loss on disposal of $4.5 million during the three months ended March 31, 2023. The expected loss on disposal is recognized within Net (loss) income from discontinued operations in the Condensed Consolidated Statements of Operations.

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

The Company entered into a Transition Services Agreement ("TSA") with the Buyer, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA include, but are not limited to, IT systems implementation, IT and financial shared services, procurement and order processing, customer service, distribution network separation, and a supply agreement. These services terminate at various times up to twenty-four months from the date of sale and certain services can be renewed with a maximum of an additional twelve-month period. Additionally, a $35.0 million credit was provided to the Buyer by TreeHouse to cover initial TSA set-up costs that otherwise would have been incurred by the Buyer ("TSA Credit"). The TSA Credit is included in the fair value of consideration transferred, and it represents deferred income for TreeHouse until the Company incurs the related TSA costs, at which point deferred income is reduced and TSA income recognized. TSA income is recognized as services are performed, and the income received under the TSA was $13.4 million for the three months ended March 31, 2023. The TSA income is classified within Other operating expense, net in the Company's Condensed Consolidated Statements of Operations. As of March 31, 2023, the deferred income balance on the TSA Credit was fully utilized with no balance remaining.

The Company has reflected this transaction as a discontinued operation. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations are as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net sales	$—	$368.1
Cost of sales	—	312.1
Selling, general, administrative and other operating expenses	—	34.3
Amortization expense	—	6.3
Loss on sale of business	4.5	—
Operating (loss) income from discontinued operations	(4.5)	15.4
Interest and other expense	—	1.1
Other (income) expense, net	(1.1)	—
Income tax expense	0.6	3.5
Net (loss) income from discontinued operations	$(4.0)	$10.8

6. NOTE RECEIVABLE

On October 3, 2022, the Company entered into a five-year secured Seller Promissory Note ("Seller Note Credit Agreement") which matures on October 1, 2027. The Seller Note Credit Agreement sets forth the terms of the Seller Promissory Note and the loan evidenced thereby (the "Seller Loan"). The Seller Loan bears interest at a rate per annum equal to 10% for the first two years thereof, 11% for the third year thereof, 12% for the fourth year thereof, and 13% thereafter, payable quarterly in arrears. For the first year of the Seller Loan, a portion of the interest, of up to 1% per annum, may be paid in kind; all other interest for the first year, and all interest thereafter, will be paid in cash. Starting on March 31, 2025, the Loan Parties shall commence repayment of the principal amount of the Seller Loan on a quarterly basis at 0.25% of the principal adjusted for prepayments.

The Seller Loan has a balance of $428.1 million and $427.0 million as of March 31, 2023 and December 31, 2022, respectively, included within Note receivable, net in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2023, the Company recognized $10.7 million within Interest income in the Condensed Consolidated Statements of Operations related to the Note Receivable. As of March 31, 2023, the Company has not recorded an allowance for credit losses on uncollectible amounts related to the Note Receivable.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2023 are as follows:

Goodwill
(In millions)
Balance at December 31, 2022, before accumulated impairment losses	$1,850.6
Accumulated impairment losses	(33.0)
Balance at December 31, 2022	1,817.6
Foreign currency exchange adjustments	0.1
Balance at March 31, 2023	$1,817.7

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$543.0	$(338.0)	$205.0	$542.9	$(329.5)	$213.4
Trademarks	18.7	(14.9)	3.8	18.7	(14.6)	4.1
Formulas/recipes	15.1	(14.7)	0.4	15.1	(14.7)	0.4
Computer software	206.4	(136.7)	69.7	205.6	(133.5)	72.1
Total finite lived intangibles	783.2	(504.3)	278.9	782.3	(492.3)	290.0

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$789.2	$(504.3)	$284.9	$788.3	$(492.3)	$296.0

8. INCOME TAXES

Income taxes were recognized at effective rates of 26.4% and 14.3% for the three months ended March 31, 2023 and 2022, respectively. The change in the Company's effective tax rate for the three months ended March 31, 2023 compared to 2022 is primarily the result of changes in the amount of tax deductible stock-based compensation and the amount of non-deductible executive compensation. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.3 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately all of the $0.3 million could affect net income when settled. The timing of cash settlement, if any, cannot be reasonably estimated for uncertain tax benefits.

9. LONG-TERM DEBT

	March 31, 2023	December 31, 2022
	(In millions)
Revolving Credit Facility	$38.0	$—
Term Loan A	316.4	316.4
Term Loan A-1	588.6	588.6
2028 Notes	500.0	500.0
Finance leases	1.0	1.2
Total outstanding debt	1,444.0	1,406.2
Deferred financing costs	(11.0)	(11.6)
Less current portion	(0.5)	(0.6)
Total long-term debt	$1,432.5	$1,394.0

Credit Agreement

On February 17, 2023, the Company entered into Amendment No. 6 to the Credit Agreement. Amendment No. 6 implemented the replacement provisions for LIBOR with rates based on Term SOFR, plus a credit spread adjustment of 0.10%. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 6.

Revolving Credit Facility — As of March 31, 2023, the Company had $38.0 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $428.7 million under the Revolving Credit Facility, and there were $33.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under the Revolving Credit Facility. The interest rates applicable to the Revolving Credit Facility are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) Term SOFR, plus a margin ranging from 1.20% to 1.70%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.20% to 0.70%. The unused fee on the Revolving Credit Facility is also based on the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and accrues at a rate ranging from 0.20% to 0.35%.

Term Loan A — On December 1, 2017, the Company entered into a $500 million term loan and amended the loan to extend the maturity date to March 26, 2028. The interest rates applicable to Term Loan A are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) Term SOFR, plus a margin ranging from 1.675% to 2.175%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.675% to 1.175%. As a result of the principal prepayment of $174.8 million on Term Loan A in October 2022, principal amortization payments are no longer due on a quarterly basis, and the remaining principal balance is due at maturity. Interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under Term Loan A.

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

Fair Value — At March 31, 2023, the aggregate fair value of the Company's total debt was $1,394.7 million and its carrying value was $1,443.0 million. At December 31, 2022, the aggregate fair value of the Company's total debt was $1,335.8 million and its carrying value was $1,405.0 million. The fair values of Revolving Credit Facility, Term Loan A, and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

10. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share data)
Weighted average common shares outstanding	56.1	55.8
Assumed exercise/vesting of equity awards (1)	0.6	—
Weighted average diluted common shares outstanding	56.7	55.8

(1)For the three months ended March 31, 2022, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.2 million for both the three months ended March 31, 2023 and 2022.

11. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 17.5 million as of March 31, 2023.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net income (loss) from continuing operations are as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Compensation expense related to stock-based payments	$7.2	$3.8
Related income tax benefit	0.9	0.9

All amounts below include continuing and discontinued operations.

Stock Options — Stock options granted under the plan during 2022 have a three year vesting schedule, vest one-third on the second anniversary of the grant date and two-thirds on the third anniversary of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.
The following table summarizes stock option activity during 2023:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2022	1,258	$72.09	3.5	$2.1
Expired	(42)	83.00
Outstanding, at March 31, 2023	1,216	71.71	3.3	2.4
Vested/expected to vest, at March 31, 2023	1,169	72.89	3.0	2.1
Exercisable, at March 31, 2023	900	81.88	1.2	—
Unrecognized compensation costs related to nonvested options totaled $3.5 million at March 31, 2023 and are expected to be recognized over a weighted average period of 2.1 years.

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

Non-employee director restricted stock units generally vest on the first anniversary of the grant date. Certain non-employee directors have elected to defer receipt of their awards until either their departure from the Board of Directors or a specified date beyond the first anniversary of the grant date.

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2023:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at December 31, 2022	632	$37.08	71	$35.88
Granted	311	47.24	—	—
Vested	(224)	39.05	—	—
Forfeited	(23)	36.45	—	—
Nonvested, at March 31, 2023	696	41.01	71	35.88
Vested and deferred, at March 31, 2023			20	47.50

	Three Months Ended March 31,
	2023	2022
	(In millions)
Fair value of vested restricted stock units	$11.1	$7.6
Tax benefit recognized from vested restricted stock units	1.6	1.2

Unrecognized compensation costs related to nonvested restricted stock units are approximately $26.5 million as of March 31, 2023 and will be recognized over a weighted average period of 2.1 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

Performance Units — Performance unit awards are granted to certain members of management. These awards contain both service and performance conditions, and for certain executive members of management, a market condition, in each case as described below.

•Performance goals are set and measured annually with one-quarter of the units eligible to accrue for each year in the three-year performance period. Accrued shares are earned at the end of each performance period but remain subject to forfeiture until the third anniversary of the grant date. Additionally, for the cumulative three-year performance period, one-quarter of the units will accrue. For both the annual and cumulative shares, the earned shares are equal to the number of units granted multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures.
•For performance unit awards granted in 2021 through 2023, certain executive members of management received awards that were measured using a relative total shareholder return ("TSR") market condition over a three-year performance goal. The units will accrue, multiplied by a predefined percentage between 0% and 150% for the relative TSR measure, depending on the achievement attainment over the three-year performance period based on the Company's absolute annualized TSR relative to the annualized TSR of a Peer Group. The fair value of the portion of the awards based on relative TSR was valued using a Monte Carlo simulation model with a grant-date fair value of $50.43 on approximately 22,000 units granted in 2023 and a grant-date fair value of $26.84 on approximately 52,600 units granted in 2022.
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

	Three Months Ended March 31,
	2023	2022
Dividend yield	0%	0%
Risk-free rate	3.87%	2.29%
Expected volatility (TreeHouse Foods, Inc.)	35.17%	36.95%
Expected volatility (Peer Group)	35.04%	36.64%
Expected term (in years)	2.80	2.77

The following table summarizes the performance unit activity during the three months ended March 31, 2023:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2022	620	$45.23
Granted	99	47.73
Vested	(73)	39.67
Forfeited	(72)	42.10
Nonvested, at March 31, 2023	574	47.61

	Three Months Ended March 31,
	2023	2022
	(In millions)
Fair value of vested performance units	$3.7	$2.0
Tax benefit recognized from performance units vested	0.4	0.2

Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $15.8 million as of March 31, 2023 and are expected to be recognized over a weighted average period of 1.7 years. The fair value of the portion of the awards earned based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2021	$(70.9)	$17.3	$(53.6)
Other comprehensive income before reclassifications	4.3	—	4.3
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive income	4.3	0.1	4.4
Balance at March 31, 2022	$(66.6)	$17.4	$(49.2)

Balance at December 31, 2022	$(87.0)	$3.3	$(83.7)
Other comprehensive income	0.3	—	0.3
Balance at March 31, 2023	$(86.7)	$3.3	$(83.4)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three months ended March 31, 2023 and 2022.
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

Components of net periodic pension benefit are as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Service cost	$0.1	$0.1
Interest cost	3.2	2.3
Expected return on plan assets	(3.4)	(3.8)
Amortization of unrecognized net loss	0.1	0.1
Net periodic pension benefit	$—	$(1.3)

Components of net periodic postretirement cost are as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Interest cost	$0.2	$0.2
Amortization of unrecognized net gain	(0.1)	—
Net periodic postretirement cost	$0.1	$0.2

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other expense (income), net of the Condensed Consolidated Statements of Operations.

14. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense for the three months ended March 31, 2023 and 2022, which consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Growth, reinvestment, and restructuring programs (1)	$15.3	$30.1
TSA income (2)	(13.4)	—
Other	0.7	(1.0)
Total other operating expense, net	$2.6	$29.1

(1)     Refer to Note 2 for more information.
(2)    Refer to Note 5 for more information.

15. COMMITMENTS AND CONTINGENCIES

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

Due to the similarity of the derivative complaints, Bartelt was consolidated with Lavin, and Ann Arbor was consolidated with Wells. On August 26, 2022, plaintiffs in the consolidated Wells case filed a second amended complaint, which was dismissed with prejudice on March 15, 2023. On March 16, 2023 plaintiffs in the consolidated Wells case filed a notice of appeal seeking an order from the Appellate Court reversing the dismissal and remanding the case with directions to reinstate the consolidated amended complaint in its entirety for adjudication on the merits as to all claims; or, in the alternative, reversing the dismissal and remanding the case with directions to grant plaintiffs-appellants leave to amend their consolidated amended complaint, and for such other and further relief as the Appellate Court may deem proper. On October 24, 2022, the plaintiffs’ designated an operative complaint in the Lavin case, which defendants have moved to dismiss pursuant to a briefing schedule set by the Court.

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

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. On March 28, 2022, the Magistrate Judge issued a non-public Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Condensed Consolidated Financial Statements as of March 31, 2023.

16. DERIVATIVE INSTRUMENTS

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

The Company has entered into long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base that have a notional value of $875.0 million as of both March 31, 2023 and December 31, 2022. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 2.91% through February 28, 2025.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, natural gas, electricity, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Contracts for natural gas and electricity are used to manage the Company's risk associated with the utility costs of its manufacturing facilities, and other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. At March 31, 2023, there were no derivative commodity contracts outstanding, and at December 31, 2022, the notional value of the derivative commodity contracts outstanding was $8.9 million.

Total Return Swap Contract - The Company had an economic hedge program that used a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally had a duration of one month and were rebalanced and re-hedged at the end of each monthly term. While the total return swap contract was treated as an economic hedge, the Company did not designate it as a hedge for accounting purposes. The total return swap contract was measured at fair value and recognized in the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations. At March 31, 2023, the Company had no outstanding and unsettled total return swap contracts, and at December 31, 2022, the notional value of the total return swap contract was $3.9 million.

 The following table identifies the fair value of each derivative instrument:

	March 31, 2023	December 31, 2022
	(In millions)
Asset derivatives
Interest rate swap agreements	$21.0	$27.2
Liability derivatives
Commodity contracts	$—	$0.3

As of March 31, 2023 and 2022, asset derivatives are included within Other assets, net, and liability derivatives are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended March 31,
	Recognized in Net Income (Loss)	2023	2022
		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other expense (income), net	$0.3	$11.7
Interest rate swap agreements	Other expense (income), net	(6.2)	39.1
Total unrealized (loss) gain		$(5.9)	$50.8
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$—	$3.1
Interest rate swap agreements	Interest expense	3.6	(6.0)
Total return swap contract	General and administrative	—	(0.4)
Total realized gain (loss)		$3.6	$(3.3)
Total (loss) gain		$(2.3)	$47.5

17. DISAGGREGATION OF REVENUE

The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; frozen griddle items; and snack bars
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages; single serve beverages; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

Revenue disaggregated by product category groups is as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Snacking	$358.6	$299.1
Beverages & drink mixes	291.3	259.8
Grocery	244.9	213.7
Total net sales	$894.8	$772.6
Revenue disaggregated by sales channel is as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Retail grocery	$714.7	$593.1
Co-manufacturing	114.4	123.0
Food-away-from-home and other	65.7	56.5
Total net sales	$894.8	$772.6

18. SUBSEQUENT EVENTS

Acquisition of Seasoned Pretzel Capability

On April 1, 2023, the Company completed the acquisition of seasoned pretzel capability for a total purchase price of $14.0 million. The acquisition is in line with our strategy to build category leadership, depth and capabilities to drive profitable growth. The seasoned pretzel acquisition expands our current portfolio of traditional, filled and enrobed pretzels and extends our capabilities into this growing sub-sector of the Pretzels category. The acquisition will be accounted for under the acquisition method of accounting. The required disclosures have not been provided as the initial accounting for the business combination was not complete prior to the issuance of these financial statements.

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

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three month periods ended March 31, 2023 and 2022. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Executive Summary

The following table summarizes our consolidated financial results (in millions, except per share data and percentages):

	Three Months Ended March 31,
	2023	2022	% Change
GAAP Results
Net sales	$894.8	$772.6	15.8%
Net income (loss) from continuing operations	19.2	(13.8)	239.1%
Diluted earnings (loss) per share from continuing operations	0.34	(0.25)	236.0%

Non-GAAP Results (1)
Adjusted EBITDA from continuing operations	$90.6	$37.3	142.9%
Adjusted net income (loss) from continuing operations	38.4	(9.2)	517.4%
Adjusted diluted EPS from continuing operations	0.68	(0.16)	525.0%

(1)Adjusted EBITDA from continuing operations, adjusted net income (loss) from continuing operations, and adjusted diluted EPS from continuing operations are Non-GAAP financial measures. Refer to the "Non-GAAP Measures" section for additional information.

First Quarter 2023 Financial Highlights

The following are highlights in our net sales and earnings for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Refer to the "Results of Operations" section for further discussion and analysis.

•Net sales increased 15.8% primarily due to our pricing actions to recover commodity inflation as well as service improvements in the majority of our categories, which allowed the Company to capture increased demand and fulfill certain customer orders earlier than planned.
•Earnings increased primarily due to the Company's pricing actions to recover commodity and freight inflation experienced in prior periods, which was partially offset by increased costs to invest in the supply chain to improve service levels.

Known Trends or Uncertainties

Macroeconomic Conditions

Consumers have faced significant inflationary pressure, which has strengthened the private label value proposition and supported private label unit share gains in our categories across the retail channel. Supply chain disruption has been constraining our ability to service all of the customer orders we have received, but we have invested in the supply chain and inventory which has resulted in improvements in service compared to the prior year. We continue to make steady progress in enhancing our service levels to target to capture private label demand.

Commodity Inflation

The inflationary environment continues to be volatile and has led to higher costs for raw materials and agricultural commodities, packaging materials, fuel, energy, and other supply chain components. As a result of the inflationary environment, we implemented waves of pricing actions during 2022 that remain in effect in 2023. The Federal Reserve has raised the federal funds interest rate throughout 2022 and has continued to raise rates in 2023 in its effort to take action against domestic inflation. We will continue to monitor the inflationary environment and its economic impact on pricing and consumer trends.

Additionally, as a result of the invasion of Ukraine by Russia, the United States and other countries imposed economic sanctions on Russian financial institutions, oil and gas imports, and other businesses. TreeHouse Foods is a North American focused company with no direct exposure to Russia or Ukraine. As such, the impact to TreeHouse has not been material to date. However, sanctions imposed by the United States on Russia oil and gas imports, as well as disruption caused to Ukraine's wheat and other agricultural supply due to the ongoing military conflict, is causing further inflation to our commodity costs. We will continue to monitor any broader economic impact from the current conflict.

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

Banking Sector Developments

During the first quarter of 2023, the shutdown of certain financial institutions raised economic concerns over disruption in the U.S. banking system. The U.S. government took certain actions to strengthen public confidence in the U.S. banking system. We continue to monitor the financial institutions we borrow from and maintain cash and cash equivalent balances with. In particular, the Company has a syndicate of banks with its Revolving Credit Facility, and our cash deposits are placed with high credit quality financial institutions. Additionally, we have been monitoring the solvency of our suppliers and customers, and the impact of the banking sector developments has not been material to the Company to date. The Company continues to closely monitor this situation and will take appropriate measures, when necessary, to minimize potential risk exposure to our financial institutions, suppliers, and customers.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2023		2022
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$894.8	100.0%	$772.6	100.0%
Cost of sales	742.5	83.0	673.9	87.2
Gross profit	152.3	17.0	98.7	12.8
Operating expenses:
Selling and distribution	45.0	5.0	61.1	7.9
General and administrative	53.4	6.0	52.9	6.8
Amortization expense	12.0	1.3	11.9	1.5
Other operating expense, net	2.6	0.3	29.1	3.8
Total operating expenses	113.0	12.6	155.0	20.0
Operating income (loss)	39.3	4.4	(56.3)	(7.2)
Other expense (income):
Interest expense	17.8	2.0	16.7	2.2
Interest income	(14.6)	(1.6)	(4.1)	(0.5)
Loss (gain) on foreign currency exchange	0.3	—	(1.1)	(0.1)
Other expense (income), net	9.7	1.1	(51.7)	(6.7)
Total other expense (income)	13.2	1.5	(40.2)	(5.1)
Income (loss) before income taxes	26.1	2.9	(16.1)	(2.1)
Income tax expense (benefit)	6.9	0.8	(2.3)	(0.3)
Net income (loss) from continuing operations	19.2	2.1	(13.8)	(1.8)
Net (loss) income from discontinued operations	(4.0)	(0.4)	10.8	1.4
Net income (loss)	$15.2	1.7%	$(3.0)	(0.4)%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Continuing Operations

Net Sales — Net sales for the first quarter of 2023 totaled $894.8 million compared to $772.6 million for the same period last year, an increase of $122.2 million, or 15.8%. The change in net sales from 2022 to 2023 was due to the following:

	Dollars	Percent
	(In millions)
2022 Net sales	$772.6
Pricing	128.8	16.7%
Volume/mix	(4.2)	(0.6)
Foreign currency	(2.4)	(0.3)
2023 Net sales	$894.8	15.8%

Foreign currency		0.3
Percent change in organic net sales (1)		16.1%

(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 15.8% was primarily driven by favorable pricing to recover commodity inflation and service improvements in the majority of our categories, which allowed the Company to capture increased demand and fulfill certain customer orders earlier than planned. This was partially offset by the exit of lower margin business, particularly in Pickles.

Gross Profit — Gross profit as a percentage of net sales was 17.0% in the first quarter of 2023, compared to 12.8% in the first quarter of 2022, an increase of 4.2 percentage points. The increase is primarily due to the Company's pricing actions to recover commodity and freight inflation experienced in prior periods and favorable category mix. This was partially offset by increased costs to invest in the supply chain to improve service levels as well as increased costs for investment in warehouse capacity.

Total Operating Expenses — Total operating expenses were $113.0 million in the first quarter of 2023 compared to $155.0 million in the first quarter of 2022, a decrease of $42.0 million. The decrease is primarily due to $13.4 million of TSA income, lower severance and retention expense due to a non-recurring one-time employee recognition bonus, and lower freight costs due to declining freight rates and improved utilization of full truck load shipments.

Total Other Expense (Income) — Total other income of $40.2 million in the first quarter of 2022 decreased by $53.4 million to be total other expense of $13.2 million in the first quarter of 2023. The decrease was primarily due to a $56.7 million unfavorable change in non-cash mark-to-market impacts from hedging activities, largely driven by an unfavorable change to interest rate swaps and less favorable impacts from commodity contracts. Additionally, rising interest rates led to higher costs with selling receivables in our Receivables Sales Program, higher costs in our pension plans, and higher interest expense. This was partially offset by $10.7 million of interest income received from our Note Receivable.

Income Taxes — Income taxes were recognized at an effective rate of 26.4% in the first quarter of 2023 compared to 14.3% recognized in the first quarter of 2022. The change in the Company's effective tax rate is primarily the result of changes in the amount of tax deductible stock-based compensation and the amount of non-deductible executive compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net (loss) income from discontinued operations was a $4.0 million loss in the first quarter of 2023 compared to $10.8 million of income in the first quarter of 2022, a decrease of $14.8 million. The decrease is primarily a result of the divestiture of a significant portion of the Meal Preparation business on October 3, 2022 and an expected loss on disposal adjustment of $4.5 million during the first quarter of 2023. Refer to Note 5 of our Condensed Consolidated Financial Statements for additional details.

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

Seller Note Credit Agreement

On October 3, 2022, the Company entered into a five-year secured Seller Promissory Note ("Seller Note Credit Agreement") which matures on October 1, 2027. The Seller Note Credit Agreement sets forth the terms of the Seller Promissory Note and the loan evidenced thereby (the "Seller Loan"). The Seller Loan bears interest at a rate per annum equal to 10% for the first two years thereof, 11% for the third year thereof, 12% for the fourth year thereof, and 13% thereafter, payable quarterly in arrears. For the first year of the Seller Loan, a portion of the interest, of up to 1% per annum, may be paid in kind; all other interest for the first year, and all interest thereafter, will be paid in cash. Starting on March 31, 2025, the Loan Parties shall commence repayment of the principal amount of the Seller Loan on a quarterly basis at 0.25% of the principal adjusted for prepayments. The Seller Loan has a balance of $428.1 million as of March 31, 2023.

Receivables Sales Program

The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $170.7 million was available under the Receivables Sales Program limit as of March 31, 2023. See Note 3 to our Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility.

Revolving Credit Facility

If additional borrowings are needed, approximately $428.7 million was available under the Revolving Credit Facility as of March 31, 2023. See Note 9 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

CARES Act

Under the CARES Act, we deferred the payment of $21.7 million in payroll taxes in 2020, with $12.3 million paid in 2021 and 2022, and the remaining $9.4 million was paid in the first quarter of 2023.

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$(30.9)	$(96.1)
Investing activities of continuing operations	(32.0)	(14.6)
Financing activities of continuing operations	32.5	(19.6)
Cash flows from discontinued operations	—	14.3

Operating Activities From Continuing Operations

Net cash used in operating activities from continuing operations was $30.9 million in the first three months of 2023 compared to $96.1 million in the first three months of 2022, a decrease in cash used of $65.2 million. The cash flow improvement was primarily attributable to higher cash earnings reflecting the Company's pricing actions to recover commodity and freight inflation experienced in prior periods. Additionally, the Company had an increase in cash flows from the Receivables Sales Program. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information. This was partially offset by a decrease in cash flow driven primarily by payment timing in accounts payable and increases in inventory to improve service.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $32.0 million in the first three months of 2023 compared to $14.6 million in the first three months of 2022, an increase in cash used of $17.4 million. This was primarily driven by the exercise of a purchase option on the lease of our Cambridge, Maryland facility for $8.1 million, higher capital expenditures for growth and supply chain initiatives as well as infrastructure and maintenance at our manufacturing plants, and non-recurring proceeds received from the sale of fixed assets in the first quarter of 2022.

Financing Activities From Continuing Operations

Net cash provided by financing activities from continuing operations was $32.5 million in the first three months of 2023 compared to $19.6 million net cash used in financing activities from continuing operations in the first three months of 2022, an increase in cash provided of $52.1 million. The increase in cash provided is due to a $38.0 million increase in cash drawn on the Revolving Credit Facility in the first quarter of 2023 to invest in inventory to improve service levels. Additionally, as a result of the prepayment of $500.0 million on the Term Loans in the fourth quarter of 2022, principal amortization payments are no longer due on a quarterly basis, and the remaining principal balance is due at maturity. As such, cash provided increased due to a non-recurring payment of $14.3 million on the Term Loans in the first quarter of 2022.

Cash Flows From Discontinued Operations

There was no cash provided by discontinued operations in the first three months of 2023 compared to $14.3 million of cash provided in the first three months of 2022, a decrease in cash provided of $14.3 million. The decrease in cash provided by discontinued operations is due to the completion of the sale of a significant portion of the Meal Preparation business on October 3, 2022. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

Debt Obligations

At March 31, 2023, we had $38.0 million outstanding under the Revolving Credit Facility, $316.4 million outstanding under Term Loan A, $588.6 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $1.0 million of finance lease obligations.

As of March 31, 2023, the Company had $38.0 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $428.7 million under the Revolving Credit Facility, and there were $33.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

The Company has long-term interest rate swap agreements to lock into a fixed LIBOR interest rate base in order to mitigate the Company's exposure to interest rate risk. As of March 31, 2023, we have an outstanding variable-rate debt balance of $943.0 million, and our interest rate swap agreements with a fixed LIBOR interest rate base have a notional value of $875.0 million and mature on February 28, 2025. As a result, our variable-rate debt is nearly fully hedged with our fixed rate interest rate swaps.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of March 31, 2023.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Three Months Ended March 31, 2023
(unaudited, in millions)
Net sales	$879.4
Gross profit (1)	151.8
Net income from continuing operations	29.0
Net loss from discontinued operations	(4.0)
Net income	25.0

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	March 31, 2023	December 31, 2022
	(unaudited, in millions)
Current assets	$734.6	$725.0
Noncurrent assets	3,202.6	3,215.3
Current liabilities	696.1	742.3
Noncurrent liabilities (2)	1,681.3	1,665.2

(1)For the three months ended March 31, 2023, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $20.5 million of net sales to the Non-Guarantor Subsidiaries and $70.6 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $33.4 million and $13.2 million as of March 31, 2023 and December 31, 2022, respectively.

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

Adjusted Earnings Per Diluted Share From Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted earnings (loss) per diluted share from continuing operations ("adjusted diluted EPS") reflects adjustments to GAAP earnings (loss) per diluted share from continuing operations to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as divestiture, acquisition, integration, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company's performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended March 31,
		2023	2022
		(unaudited)
Diluted EPS from continuing operations (GAAP)		$0.34	$(0.25)
Growth, reinvestment, and restructuring programs	(1)	0.27	0.54
Mark-to-market adjustments	(2)	0.10	(0.91)
Divestiture, acquisition, integration, and related costs	(3)	0.07	0.05
Shareholder activism	(4)	0.01	0.01
Tax indemnification	(5)	—	—
Foreign currency gain on re-measurement of intercompany notes	(6)	—	(0.01)
Central services and conveyed employee costs	(7)	—	0.39
Litigation matter	(8)	—	0.01
Taxes on adjusting items		(0.11)	0.01
Adjusted diluted EPS from continuing operations (Non-GAAP)		$0.68	$(0.16)

During the three months ended March 31, 2023 and 2022, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

(1)
The Company's growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. For the three months ended March 31, 2023 and 2022, the Company incurred growth, reinvestment, and restructuring program costs of approximately $15.3 million and $30.1 million, respectively.

Refer to Note 2 to our Condensed Consolidated Financial Statements for additional information.

(2)
The Company's derivative contracts are marked-to-market each period. The non-cash unrealized changes in fair value recognized in Other expense (income), net within the Condensed Consolidated Statements of Operations are treated as Non-GAAP adjustments. As the contracts are settled, realized gains and losses are recognized, and only the mark-to-market impacts are treated as Non-GAAP adjustments.

Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.

(3)
Divestiture, acquisition, integration, and related costs represents costs associated with completed and potential divestitures, completed and potential acquisitions, the related integration of the acquisitions, and gains or losses on the divestiture of a business.

Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

(4)	The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(5)	Tax indemnification represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(6)
The Company has foreign currency denominated intercompany loans and incurred foreign currency gains of $0.2 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, to re-measure the loans at quarter end. These amounts are non-cash and the loans are eliminated in consolidation.

(7)
As a result of the sale of a significant portion of the Meal Preparation business, the Company identified two items affecting comparability – 1) central service costs and 2) conveyed employee costs.

1) The Company has historically provided central services to the Meal Preparation business including, but not limited to, IT and financial shared services, procurement and order processing, customer service, warehousing, logistics, and customs. These costs were historically incurred by TreeHouse and include employee and non-employee expenses to support the services. There were no costs for the three months ended March 31, 2023, and for the three months ended March 31, 2022, central service costs were approximately $13.4 million.

2) Conveyed employee costs represent compensation costs for employees that were not historically dedicated to the sold business and transferred to the buyer after the sale. There were no costs for the three months ended March 31, 2023, and for the three months ended March 31, 2022, conveyed employee costs were approximately $8.4 million.

(8)
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

Adjusted Net Income (Loss) from Continuing Operations, Adjusted EBIT from Continuing Operations, Adjusted EBITDA from Continuing Operations, Adjusted EBITDAS from Continuing Operations, Adjusted Net Income (Loss) Margin from Continuing Operations, Adjusted EBIT Margin from Continuing Operations, Adjusted EBITDA Margin from Continuing Operations, and Adjusted EBITDAS Margin from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted net income (loss) from continuing operations represents GAAP net income (loss) from continuing operations as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS from continuing operations metric outlined above.
Adjusted EBIT from continuing operations represents adjusted net income (loss) from continuing operations before interest expense, interest income, and income tax expense. Adjusted EBITDA from continuing operations represents adjusted net income (loss) from continuing operations before interest expense, interest income, income tax expense, and depreciation and amortization expense. Adjusted EBITDAS from continuing operations represents adjusted EBITDA from continuing operations before non-cash stock-based compensation expense. Adjusted EBIT from continuing operations, adjusted EBITDA from continuing operations, and adjusted EBITDAS from continuing operations are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance between periods and as a component of our debt covenant calculations.
Adjusted net income (loss) margin from continuing operations, adjusted EBIT margin from continuing operations, adjusted EBITDA margin from continuing operations, and adjusted EBITDAS margin from continuing operations are calculated as the respective metric defined above as a percentage of net sales as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS from continuing operations section above.

The following table reconciles the Company's net income (loss) from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income (loss) from continuing operations, Adjusted EBIT from continuing operations, Adjusted EBITDA from continuing operations, and Adjusted EBITDAS from continuing operations for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
		2023	2022
		(unaudited in millions)
Net income (loss) from continuing operations (GAAP)		$19.2	$(13.8)
Growth, reinvestment, and restructuring programs	(1)	15.3	30.1
Mark-to-market adjustments	(2)	5.9	(50.8)
Divestiture, acquisition, integration, and related costs	(3)	3.8	3.0
Shareholder activism	(4)	0.3	0.6
Tax indemnification	(5)	0.2	—
Foreign currency gain on re-measurement of intercompany notes	(6)	(0.2)	(0.8)
Central services and conveyed employee costs	(7)	—	21.8
Litigation matter	(8)	—	0.4
Less: Taxes on adjusting items		(6.1)	0.3
Adjusted net income (loss) from continuing operations (Non-GAAP)		38.4	(9.2)
Interest expense		17.8	16.7
Interest income		(14.6)	(4.1)
Income taxes		6.9	(2.3)
Add: Taxes on adjusting items		6.1	(0.3)
Adjusted EBIT from continuing operations (Non-GAAP)		54.6	0.8
Depreciation and amortization		36.0	36.5
Adjusted EBITDA from continuing operations (Non-GAAP)		90.6	37.3
Stock-based compensation expense	(9)	5.0	3.3
Adjusted EBITDAS from continuing operations (Non-GAAP)		$95.6	$40.6

Net income (loss) margin from continuing operations		2.1%	(1.8)%
Adjusted net income (loss) margin from continuing operations		4.3%	(1.2)%
Adjusted EBIT margin from continuing operations		6.1%	0.1%
Adjusted EBITDA margin from continuing operations		10.1%	4.8%
Adjusted EBITDAS margin from continuing operations		10.7%	5.3%

		Location in Condensed	Three Months Ended March 31,
		Consolidated Statements of Operations	2023	2022
			(unaudited in millions)
(1)	Growth, reinvestment, and restructuring programs	Other operating expense, net	$15.3	$30.1
(2)	Mark-to-market adjustments	Other expense (income), net	5.9	(50.8)
(3)	Divestiture, acquisition, integration, and related costs	General and administrative	3.1	1.9
		Other operating expense, net	0.7	—
		Cost of sales	—	1.1
(4)	Shareholder activism	General and administrative	0.3	0.6
(5)	Tax indemnification	Other expense (income), net	0.2	—
(6)	Foreign currency gain on re-measurement of intercompany notes	Loss (gain) on foreign currency exchange	(0.2)	(0.8)
(7)	Central services and conveyed employee costs	Cost of sales	—	5.0
		General and administrative	—	16.8
(8)	Litigation matter	General and administrative	—	0.4
(9)	Stock-based compensation expense included as an adjusting item	Other operating expense, net	2.2	0.5

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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Cash flow used in operating activities from continuing operations	$(30.9)	$(96.1)
Less: Capital expenditures	(32.0)	(19.4)
Free cash flow from continuing operations	$(62.9)	$(115.5)

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims, and other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits.

See Note 15 to our Condensed Consolidated Financial Statements included herein and Note 20 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional information about our commitments and contingent obligations.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements and has concluded there are no new pronouncements that had or will have a material impact on the Company’s results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company's critical accounting estimates in the three months ended March 31, 2023.

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

The words "believe," "estimate," "project," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: risks related to the impact that the divestiture of a significant portion of our Meal Preparation Business or any such divestiture might have on the Company’s operations; disruptions or inefficiencies in our supply chain and/or operations; loss of key suppliers; raw material and commodity costs due to inflation; labor strikes or work stoppages; multiemployer pension plans; labor shortages and increased competition for labor; success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; collectibility of our note receivable, customer concentration and consolidation; competition; our ability to execute on our business strategy; our ability to continue to make acquisitions and execute on divestitures or effectively manage the growth from acquisitions; impairment of goodwill or long lived assets; changes and developments affecting our industry, including customer preferences; the outcome of litigation and regulatory proceedings to which we may be a party; product recalls; changes in laws and regulations applicable to us; shareholder activism; disruptions in or failures of our information technology systems; changes in weather conditions, climate changes, and natural disasters; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022, and from time to time in our filings with the Securities and Exchange Commission ("SEC").

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

For additional information regarding the Company's exposure to certain market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2022 Annual Report on Form 10-K. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures from the 2022 year-end.

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

As of March 31, 2023, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 15 to the Condensed Consolidated Financial Statements in this report.

Item 1A. Risk Factors

Information regarding risk factors appears in Management's Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Exhibits

3.1
Amended and Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 28, 2011, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.

3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated April 28, 2011.
10.1*	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated February 17, 2023.
10.2*,**	TreeHouse Foods, Inc. 2023 Performance Unit Agreement.
10.3*,**	TreeHouse Foods, Inc. Board of Directors Restricted Stock Unit Agreement.
10.4**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 2, 2023.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: May 8, 2023	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Executive Vice President and Chief Financial Officer