Form 10-Q
period 2023-06-30
TreeHouse Foods, Inc.
filed 2023-08-07
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023.
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of July 31, 2023 was 56,378,524.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$16.9	$43.0
Receivables, net	163.5	158.8
Inventories	673.4	589.5
Prepaid expenses and other current assets	21.4	23.2
Total current assets	875.2	814.5
Property, plant, and equipment, net	725.6	666.5
Operating lease right-of-use assets	200.5	184.4
Goodwill	1,824.6	1,817.6
Intangible assets, net	279.5	296.0
Note receivable, net	424.1	427.0
Other assets, net	50.9	47.9
Total assets	$4,380.4	$4,253.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$526.5	$618.7
Accrued expenses	164.9	208.5
Current portion of long-term debt	0.5	0.6
Total current liabilities	691.9	827.8
Long-term debt	1,594.5	1,394.0
Operating lease liabilities	172.4	159.1
Deferred income taxes	110.5	108.7
Other long-term liabilities	76.2	77.3
Total liabilities	2,645.5	2,566.9
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 56.4 and 56.1 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	0.6	0.6
Treasury stock	(133.3)	(133.3)
Additional paid-in capital	2,212.5	2,205.4
Accumulated deficit	(263.5)	(302.0)
Accumulated other comprehensive loss	(81.4)	(83.7)
Total stockholders' equity	1,734.9	1,687.0
Total liabilities and stockholders' equity	$4,380.4	$4,253.9

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$843.6	$810.2	$1,738.4	$1,582.8
Cost of sales	710.8	699.2	1,453.3	1,373.1
Gross profit	132.8	111.0	285.1	209.7
Operating expenses:
Selling and distribution	39.9	54.8	84.9	115.9
General and administrative	54.1	56.1	107.5	109.0
Amortization expense	12.1	11.9	24.1	23.8
Other operating (income) expense, net	(2.8)	13.9	(0.2)	43.0
Total operating expenses	103.3	136.7	216.3	291.7
Operating income (loss)	29.5	(25.7)	68.8	(82.0)
Other (income) expense:
Interest expense	19.2	17.0	37.0	33.7
Interest income	(10.8)	(0.1)	(25.4)	(4.2)
(Gain) loss on foreign currency exchange	(3.3)	1.1	(3.0)	—
Other (income) expense, net	(6.2)	(11.9)	3.5	(63.6)
Total other (income) expense	(1.1)	6.1	12.1	(34.1)
Income (loss) before income taxes	30.6	(31.8)	56.7	(47.9)
Income tax expense (benefit)	8.9	(4.5)	15.8	(6.8)
Net income (loss) from continuing operations	21.7	(27.3)	40.9	(41.1)
Net income (loss) from discontinued operations	1.6	(2.1)	(2.4)	8.7
Net income (loss)	$23.3	$(29.4)	$38.5	$(32.4)

Earnings (loss) per common share - basic:
Continuing operations	$0.38	$(0.49)	$0.73	$(0.74)
Discontinued operations	0.03	(0.04)	(0.04)	0.16
Earnings (loss) per share basic (1)	$0.41	$(0.53)	$0.68	$(0.58)

Earnings (loss) per common share - diluted:
Continuing operations	$0.38	$(0.49)	$0.72	$(0.74)
Discontinued operations	0.03	(0.04)	(0.04)	0.16
Earnings (loss) per share diluted (1)	$0.41	$(0.53)	$0.68	$(0.58)

Weighted average common shares:
Basic	56.4	56.0	56.3	55.9
Diluted	56.8	56.0	56.8	55.9

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$23.3	$(29.4)	$38.5	$(32.4)

Other comprehensive income (loss):
Foreign currency translation adjustments	1.9	(10.6)	2.2	(6.3)
Pension and postretirement reclassification adjustment	0.1	—	0.1	0.1
Other comprehensive income (loss)	2.0	(10.6)	2.3	(6.2)
Comprehensive income (loss)	$25.3	$(40.0)	$40.8	$(38.6)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2022	58.7	$0.6	(2.9)	$(133.3)	$2,187.4	$(155.7)	$(53.6)	$1,845.4
Net loss	—	—	—	—	—	(3.0)	—	(3.0)
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Issuance of stock awards	0.2	—	—	—	(3.3)	—	—	(3.3)
Stock-based compensation	—	—	—	—	4.3	—	—	4.3
Balance, March 31, 2022	58.9	$0.6	(2.9)	$(133.3)	$2,188.4	$(158.7)	$(49.2)	$1,847.8
Net loss	—	—	—	—	—	(29.4)	—	(29.4)
Other comprehensive loss	—	—	—	—	—	—	(10.6)	(10.6)
Stock-based compensation	—	—	—	—	5.8	—	—	5.8
Balance, June 30, 2022	58.9	$0.6	(2.9)	$(133.3)	$2,194.2	$(188.1)	$(59.8)	$1,813.6

Balance, January 1, 2023	59.0	$0.6	(2.9)	$(133.3)	$2,205.4	$(302.0)	$(83.7)	$1,687.0
Net income	—	—	—	—	—	15.2	—	15.2
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Issuance of stock awards	0.2	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	7.2	—	—	7.2
Balance, March 31, 2023	59.2	$0.6	(2.9)	$(133.3)	$2,207.3	$(286.8)	$(83.4)	$1,704.4
Net income	—	—	—	—	—	23.3	—	23.3
Other comprehensive income	—	—	—	—	—	—	2.0	2.0
Issuance of stock awards	0.1	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	—	—	5.9	—	—	5.9
Balance, June 30, 2023	59.3	$0.6	(2.9)	$(133.3)	$2,212.5	$(263.5)	$(81.4)	$1,734.9

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$38.5	$(32.4)
Net (loss) income from discontinued operations	(2.4)	8.7
Net income (loss) from continuing operations	40.9	(41.1)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	71.5	71.8
Stock-based compensation	13.1	9.1
Unrealized gain on derivative contracts	(3.5)	(62.3)
Deferred TSA income	(12.3)	—
Other	(1.7)	(0.8)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	(3.3)	(4.2)
Inventories	(50.3)	(118.3)
Prepaid expenses and other assets	8.0	(9.4)
Accounts payable	(86.3)	94.0
Accrued expenses and other liabilities	(25.9)	(9.5)
Net cash used in operating activities - continuing operations	(49.8)	(70.7)
Net cash provided by operating activities - discontinued operations	—	44.1
Net cash used in operating activities	(49.8)	(26.6)
Cash flows from investing activities:
Additions to property, plant, and equipment	(52.6)	(39.0)
Additions to intangible assets	(2.1)	(4.4)
Proceeds from sale of fixed assets	—	4.8
Acquisitions, net of cash acquired	(102.2)	—
Net cash used in investing activities - continuing operations	(156.9)	(38.6)
Net cash used in investing activities - discontinued operations	(15.2)	(23.4)
Net cash used in investing activities	(172.1)	(62.0)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	1,544.3	48.0
Payments under Revolving Credit Facility	(1,344.8)	(48.0)
Payments on financing lease obligations	(0.3)	(0.7)
Payment of deferred financing costs	—	(1.6)
Payments on Term Loans	—	(14.3)
Payments related to stock-based award activities	(6.0)	(3.3)
Net cash provided by (used in) financing activities - continuing operations	193.2	(19.9)
Net cash used in financing activities - discontinued operations	—	(0.2)
Net cash provided by (used) in financing activities	193.2	(20.1)
Effect of exchange rate changes on cash and cash equivalents	2.6	(0.8)
Net decrease in cash and cash equivalents	(26.1)	(109.5)
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	4.1
Less: Cash and cash equivalents of discontinued operations, end of period	—	(4.1)
Cash and cash equivalents, beginning of period	43.0	304.5
Cash and cash equivalents, end of period	$16.9	$195.0

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow disclosures:
Interest paid	$45.3	$26.6
Net income taxes paid	16.7	1.2

Non-cash investing activities:
Accrued purchase of property and equipment	$12.3	$21.2
Accrued other intangible assets	0.2	1.4
Right-of-use assets obtained in exchange for lease obligations	32.2	43.0
Note receivable purchase price adjustment reduction	(5.1)	—
Note receivable increase from paid in kind interest	2.2	—
Deferred payment from acquisition of seasoned pretzel capability	4.0	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2023
(Unaudited)
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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, Interest income has been reclassified out of Other (income) expense, net within the Condensed Consolidated Statements of Operations.

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

Segment Information

The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. We manufacture and distribute private label food and beverages in North America. Our products are primarily shelf stable and share similar customers and distribution. The Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM") allocates resources and assesses performance based upon discrete financial information at the consolidated level. We have one segment manager who reports directly to the CODM with incentive compensation based on aggregated consolidated results of the Company. The annual operating plan is prepared and approved by the CODM based on consolidated results of the Company. We operate our business with a centralized financial systems infrastructure, and we share centralized resources for sales, procurement, and general and administrative activities. The majority of our manufacturing plants each produce one food or beverage category. Refer to Note 18 for disaggregation of revenue for additional information of our principal products sold.

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

Below is a description of each of the Growth, Reinvestment, and Restructuring Programs:

(1) Strategic Growth Initiatives

In the first quarter of 2021, the Company began executing on its growth and reinvestment initiatives designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories. These initiatives are intended to better position the Company to accelerate future revenue and earnings growth, and improve the execution of our strategy to be our customers' preferred manufacturing and distribution partner. This reinvestment will occur through 2023, and the cumulative costs incurred to date are $110.8 million. The Company currently expects the total costs will be up to $130.0 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. Consulting and professional fees are expected to include TreeHouse Management Operating System ("TMOS") initiatives at our manufacturing plants, building digital capabilities, and advancing automation and value engineering in our supply chain network. Employee-related costs primarily consist of severance, retention, and dedicated employee costs.

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

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Strategic Growth Initiatives	$3.4	$7.8	$10.4	$24.6
Other	5.5	6.1	13.8	19.4
Total	$8.9	$13.9	$24.2	$44.0

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

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Employee-related	$3.4	$3.5	$7.7	$19.3
Other costs	5.5	10.4	16.5	24.7
Total	$8.9	$13.9	$24.2	$44.0

For the three and six months ended June 30, 2023 and 2022, employee-related costs primarily consisted of retention, severance, and dedicated project employee cost; and other costs primarily consisted of consulting services. Employee-related and other costs are recognized in Other operating (income) expense, net of the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liabilities related to severance and retention activity for the Growth, Reinvestment, and Restructuring Programs as of June 30, 2023:

	Severance	Retention	Total Exit Cost Liabilities
	(In millions)
Balance as of December 31, 2022	$8.8	$4.2	$13.0
Expenses recognized	0.3	2.3	2.6
Cash payments	(5.0)	(6.2)	(11.2)
Balance as of June 30, 2023	$4.1	$0.3	$4.4

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

	June 30, 2023	December 31, 2022
	(In millions)
Outstanding accounts receivable sold	$305.4	$347.1
Receivables collected and not remitted to financial institutions	176.9	204.5
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

The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program. All amounts in the table below include continuing and discontinued operations:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Receivables sold	$923.0	$1,105.5
Receivables collected and remitted to financial institutions	(964.7)	(1,036.5)

The loss on sale of receivables represents the discount taken by third-party financial institutions and was $3.3 million and $0.9 million for three months ended June 30, 2023 and 2022, respectively, and $6.6 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively, and is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of June 30, 2023 or December 31, 2022, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

4. INVENTORIES

	June 30, 2023	December 31, 2022
	(In millions)
Raw materials and supplies	$275.0	$232.0
Finished goods	398.4	357.5
Total inventories	$673.4	$589.5

5. ACQUISITIONS AND DIVESTITURE

Acquisitions

Acquisition of Coffee Roasting Capability

On June 30, 2023, the Company completed the acquisition of the Direct Ship coffee business and its Northlake, Texas coffee facility (the "Coffee Roasting Capability") from Farmer Brothers Company, a national coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea, and culinary products. The acquisition brings roasting, grinding, flavoring and blending capabilities to the Company's portfolio to complement the Company's existing single-serve pod and ready-to-drink coffee businesses. The purchase consideration consisted of approximately $92.2 million in cash, subject to customary purchase price adjustments. The acquisition was funded by borrowings from the Company’s $500.0 million Revolving Credit Facility.

The Coffee Roasting Capability was accounted for under the acquisition method of accounting. The Company incurred approximately $2.1 million in acquisition-related costs during the three and six months ended June 30, 2023. These costs are included in General and administrative expense in the Condensed Consolidated Statements of Operations.

The following table summarizes the preliminary purchase price allocation of the fair value of net tangible assets acquired:

(In millions)
Allocation of consideration to assets acquired:
Inventories	$31.5
Property, plant, and equipment, net	60.7
Total purchase price	$92.2

Real property and personal property fair values were determined using the cost and market approaches. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company’s valuation analysis.

Acquisition of Seasoned Pretzel Capability

On April 1, 2023, the Company completed the acquisition of a seasoned pretzel capability for a total purchase price of $14.0 million, which included the recognition of $5.4 million within Goodwill in the Condensed Consolidated Balance Sheets based on the preliminary purchase price allocation. The purchase price consisted of approximately $10.0 million in cash and a deferred payment of $4.0 million due in the third quarter of 2024. The deferred payment is recognized within Other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2023. The acquisition is in line with our strategy to build category leadership, depth and capabilities to drive profitable growth.

Discontinued Operations

Sale of a Significant Portion of the Meal Preparation Business

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Business") to two entities affiliated with Investindustrial: Rushmore Investment III LLC, a Delaware limited liability company ("US Buyer") and 1373978 B.C., ULC, a British Columbia unlimited liability company ("CA Buyer" and together with US Buyer, the "Buyer"). The closing purchase price was $963.8 million, and during the second quarter of 2023, a $20.3 million adjustment to the purchase price was finalized, resulting in a final purchase price of $943.5 million. The final purchase price consisted of approximately $522.6 million in cash and approximately $420.9 million in a five-year secured Seller Promissory Note. Refer to Note 6 for additional information on the secured Seller Promissory Note.

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

The Company entered into a Transition Services Agreement ("TSA") with the Buyer, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA include, but are not limited to, IT systems implementation, IT and financial shared services, procurement and order processing, customer service, distribution network separation, and a supply agreement. These services terminate at various times up to twenty-four months from the date of sale and certain services can be renewed with a maximum of an additional twelve-month period. Additionally, a $35.0 million credit was provided to the Buyer by TreeHouse to cover initial TSA set-up costs that otherwise would have been incurred by the Buyer ("TSA Credit"). The TSA Credit is included in the fair value of consideration transferred, and it represents deferred income for TreeHouse until the Company incurs the related TSA costs, at which point deferred income is reduced and TSA income recognized. TSA income is recognized as services are performed, and the income received under the TSA was $11.9 million for the three months ended June 30, 2023 and $25.3 million for the six months ended June 30, 2023. The TSA income is classified within Other operating (income) expense, net in the Company's Condensed Consolidated Statements of Operations. As of June 30, 2023, the deferred income balance on the TSA Credit was fully utilized with no balance remaining.

The Company has reflected this transaction as a discontinued operation. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Net sales	$—	$387.1	$—	$755.2
Cost of sales	—	335.9	—	648.0
Selling, general, administrative and other operating expenses	—	40.8	—	75.1
Amortization expense	—	6.2	—	12.5
(Gain) loss on sale of business	(1.0)	—	3.5	—
Operating income (loss) from discontinued operations	1.0	4.2	(3.5)	19.6
Interest and other expense (income)	—	5.8	(1.1)	6.9
Income tax (benefit) expense	(0.6)	0.5	—	4.0
Net income (loss) from discontinued operations	$1.6	$(2.1)	$(2.4)	$8.7

6. NOTE RECEIVABLE

On October 3, 2022, the Company entered into a five-year secured Seller Promissory Note ("Seller Note Credit Agreement") which matures on October 1, 2027. The Seller Note Credit Agreement sets forth the terms of the Seller Promissory Note and the loan evidenced thereby (the "Seller Loan"). The Seller Loan bears interest at a rate per annum equal to 10% for the first two years thereof, 11% for the third year thereof, 12% for the fourth year thereof, and 13% thereafter, payable quarterly in arrears. For the first year of the Seller Loan, a portion of the interest, of up to 1% per annum, may be paid in kind; all other interest for the first year, and all interest thereafter, will be paid in cash. Starting on March 31, 2025, the Loan Parties shall commence repayment of the principal amount of the Seller Loan on a quarterly basis at 0.25% of the principal adjusted for prepayments. During the second quarter of 2023, the Company entered into Amendment No. 1 to the Seller Note Credit Agreement and amended the collateral requirements under the Canadian Collateral Agreement.

The Seller Loan has a balance of $424.1 million and $427.0 million as of June 30, 2023 and December 31, 2022, respectively, included within Note receivable, net in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2023, the Company recognized $10.7 million and $21.4 million, respectively, within Interest income in the Condensed Consolidated Statements of Operations related to the Note Receivable. As of June 30, 2023, the Company has not recorded an allowance for credit losses on uncollectible amounts related to the Note Receivable.

7. PROPERTY, PLANT, AND EQUIPMENT

	June 30, 2023	December 31, 2022
	(In millions)
Land	$37.4	$28.7
Buildings and improvements	383.1	321.2
Machinery and equipment	1,057.7	1,006.8
Construction in progress	52.3	66.6
Total	1,530.5	1,423.3
Less accumulated depreciation	(804.9)	(756.8)
Property, plant, and equipment, net	$725.6	$666.5

Depreciation expense was $23.4 million for both the three months ended June 30, 2023 and 2022 and $47.4 million and $48.0 million for the six months ended June 30, 2023 and 2022, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2023 are as follows:

Goodwill
(In millions)
Balance at December 31, 2022, before accumulated impairment losses	$1,850.6
Accumulated impairment losses	(33.0)
Balance at December 31, 2022	1,817.6
Acquisition	5.4
Foreign currency exchange adjustments	1.6
Balance at June 30, 2023	$1,824.6

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$549.3	$(347.1)	$202.2	$542.9	$(329.5)	$213.4
Trademarks	18.7	(15.3)	3.4	18.7	(14.6)	4.1
Formulas/recipes	15.5	(14.8)	0.7	15.1	(14.7)	0.4
Computer software	207.0	(139.8)	67.2	205.6	(133.5)	72.1
Total finite lived intangibles	790.5	(517.0)	273.5	782.3	(492.3)	290.0

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$796.5	$(517.0)	$279.5	$788.3	$(492.3)	$296.0

9. INCOME TAXES

Income taxes were recognized at effective rates of 29.1% and 27.9% for the three and six months ended June 30, 2023, respectively, compared to 14.2% for both the three and six months ended June 30, 2022. The change in the Company's effective tax rate for the three and six months ended June 30, 2023 compared to 2022 is primarily driven by the estimated amount of annual pre-tax earnings. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

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

10. LONG-TERM DEBT

	June 30, 2023	December 31, 2022
	(In millions)
Revolving Credit Facility	$199.5	$—
Term Loan A	316.4	316.4
Term Loan A-1	588.6	588.6
2028 Notes	500.0	500.0
Finance leases	0.9	1.2
Total outstanding debt	1,605.4	1,406.2
Deferred financing costs	(10.4)	(11.6)
Less current portion	(0.5)	(0.6)
Total long-term debt	$1,594.5	$1,394.0

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

Revolving Credit Facility — As of June 30, 2023, the Company had $199.5 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $267.5 million under the Revolving Credit Facility, and there were $33.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

Fair Value — At June 30, 2023, the aggregate fair value of the Company's total debt was $1,539.3 million and its carrying value was $1,604.5 million. At December 31, 2022, the aggregate fair value of the Company's total debt was $1,335.8 million and its carrying value was $1,405.0 million. The fair values of Revolving Credit Facility, Term Loan A, and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

11. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Weighted average common shares outstanding	56.4	56.0	56.3	55.9
Assumed exercise/vesting of equity awards (1)	0.4	—	0.5	—
Weighted average diluted common shares outstanding	56.8	56.0	56.8	55.9

(1)For the three and six months ended June 30, 2022, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.2 million for both the three and six months ended June 30, 2023, and 1.8 million and 1.4 million for three and six months ended June 30, 2022, respectively.

12. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. On April 27, 2023, the Plan was amended and restated to increase the number of shares available for issuance under the Plan by 5.0 million shares. The maximum number of shares authorized to be awarded under the Plan is approximately 22.5 million as of June 30, 2023.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net income (loss) from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$5.9	$5.3	$13.1	$9.1
Related income tax benefit	0.8	1.2	1.7	2.1

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
The following table summarizes stock option activity during 2023:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2022	1,258	$72.09	3.5	$2.1
Expired	(215)	71.92
Outstanding, at June 30, 2023	1,043	72.13	3.5	2.4
Vested/expected to vest, at June 30, 2023	1,001	73.35	3.3	2.1
Exercisable, at June 30, 2023	727	84.90	1.2	—
Unrecognized compensation costs related to nonvested options totaled $3.1 million at June 30, 2023 and are expected to be recognized over a weighted average period of 1.9 years.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2023:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at December 31, 2022	632	$37.08	71	$35.88
Granted	323	47.44	22	52.81
Vested	(240)	39.11	(45)	31.25
Forfeited	(40)	38.25	—	—
Nonvested, at June 30, 2023	675	41.24	48	48.15
Vested and deferred, at June 30, 2023			26	44.01

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Fair value of vested restricted stock units	$3.2	$1.7	$14.3	$9.3
Tax benefit recognized from vested restricted stock units	0.7	0.3	2.3	1.5

Unrecognized compensation costs related to nonvested restricted stock units are approximately $23.9 million as of June 30, 2023 and will be recognized over a weighted average period of 2.0 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

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

Six Months Ended June 30,
2023
Dividend yield	0%
Risk-free rate	3.87%
Expected volatility (TreeHouse Foods, Inc.)	35.17%
Expected volatility (Peer Group)	35.04%
Expected volatility (Index)	N/A
Expected term (in years)	2.80

The following table summarizes the performance unit activity during the six months ended June 30, 2023:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2022	620	$45.23
Granted	99	47.73
Vested	(98)	42.73
Forfeited	(72)	42.10
Nonvested, at June 30, 2023	549	47.42

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Fair value of vested performance units	$1.3	$—	$5.0	$2.0
Tax benefit recognized from performance units vested	—	—	0.4	0.2

Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $11.6 million as of June 30, 2023 and are expected to be recognized over a weighted average period of 1.4 years. The fair value of the portion of the awards earned based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2021	$(70.9)	$17.3	$(53.6)
Other comprehensive loss before reclassifications	(6.3)	—	(6.3)
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive (loss) income	(6.3)	0.1	(6.2)
Balance at June 30, 2022	$(77.2)	$17.4	$(59.8)

Balance at December 31, 2022	$(87.0)	$3.3	$(83.7)
Other comprehensive income before reclassifications	2.2	—	2.2
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive income	2.2	0.1	2.3
Balance at June 30, 2023	$(84.8)	$3.4	$(81.4)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and six months ended June 30, 2023 and 2022.
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

Components of net periodic pension benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	3.1	2.3	6.3	4.6
Expected return on plan assets	(3.5)	(3.8)	(6.9)	(7.6)
Amortization of unrecognized prior service cost	0.1	—	0.1	—
Amortization of unrecognized net loss	0.1	—	0.2	0.1
Net periodic pension benefit	$(0.1)	$(1.3)	$(0.1)	$(2.6)

Components of net periodic postretirement cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Interest cost	$0.2	$0.1	$0.4	$0.3
Amortization of unrecognized net gain	(0.1)	—	(0.2)	—
Net periodic postretirement cost	$0.1	$0.1	$0.2	$0.3

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other (income) expense, net of the Condensed Consolidated Statements of Operations.

15. OTHER OPERATING (INCOME) EXPENSE, NET

The Company incurred other operating expense for the three and six months ended June 30, 2023 and 2022, which consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Growth, reinvestment, and restructuring programs (1)	$8.9	$13.9	$24.2	$44.0
TSA income (2)	(11.9)	—	(25.3)	—
Other	0.2	—	0.9	(1.0)
Other operating (income) expense, net	$(2.8)	$13.9	$(0.2)	$43.0

(1)     Refer to Note 2 for more information.
(2)    Refer to Note 5 for more information.

16. COMMITMENTS AND CONTINGENCIES

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

Due to the similarity of the derivative complaints, Bartelt was consolidated with Lavin, and Ann Arbor was consolidated with Wells. On August 26, 2022, plaintiffs in the consolidated Wells case filed a second amended complaint, which was dismissed in its entirety with prejudice on March 15, 2023. The plaintiffs filed a notice of appeal on March 16, 2023, and they filed the record on appeal on May 25, 2023, which is being responded to pursuant to a briefing schedule set by the appellate court. On October 24, 2022, the plaintiffs’ designated an operative complaint in the Lavin case, which defendants have moved to dismiss, and was fully briefed as of May 25, 2023.

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

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. On March 28, 2022, the Magistrate Judge issued a non-public Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Condensed Consolidated Financial Statements as of June 30, 2023.

17. DERIVATIVE INSTRUMENTS

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

The Company has entered into long-term interest rate swap agreements with a notional value of $875.0 million as of both June 30, 2023 and December 31, 2022, to fix the interest rate base. Subsequent to June 30, 2023, SOFR will become the reference rate for the Company's interest rate swap agreements as a result of LIBOR ceasing to be a representative rate. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 2.91% through February 28, 2025.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of June 30, 2023 and December 31, 2022, the notional value of the derivative commodity contracts outstanding was $12.5 million and $8.9 million, respectively. These commodity contracts have maturities expiring throughout 2023 and 2024 as of June 30, 2023.

Total Return Swap Contract - The Company had an economic hedge program that used a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally had a duration of one month and were rebalanced and re-hedged at the end of each monthly term. While the total return swap contract was treated as an economic hedge, the Company did not designate it as a hedge for accounting purposes. The total return swap contract was measured at fair value and recognized in the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations. At June 30, 2023, the Company had no outstanding and unsettled total return swap contracts, and at December 31, 2022, the notional value of the total return swap contract was $3.9 million.

 The following table identifies the fair value of each derivative instrument:

	June 30, 2023	December 31, 2022
	(In millions)
Asset derivatives
Commodity contracts	$0.4	$—
Interest rate swap agreements	30.0	27.2
	$30.4	$27.2
Liability derivatives
Commodity contracts	$—	$0.3

Asset derivatives for commodity contracts are included within Prepaid expenses and other current assets and interest rate swap agreements are included within Other assets, net. Liability derivatives are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Net Income (Loss)	2023	2022	2023	2022
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other (income) expense, net	$0.4	$(1.7)	$0.7	$10.0
Interest rate swap agreements	Other (income) expense, net	9.0	13.2	2.8	52.3
Total unrealized gain		$9.4	$11.5	$3.5	$62.3
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$—	$6.7	$—	$9.8
Interest rate swap agreements	Interest expense	4.6	(4.8)	8.2	(10.8)
Total return swap contract	General and administrative	—	(0.7)	—	(1.1)
Total realized gain (loss)		$4.6	$1.2	$8.2	$(2.1)
Total gain		$14.0	$12.7	$11.7	$60.2

18. DISAGGREGATION OF REVENUE

The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; frozen griddle items; and snack bars
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages; coffee; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

Revenue disaggregated by product category groups is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Snacking	$361.5	$333.5	$720.1	$632.6
Beverages & drink mixes	243.9	246.8	535.2	506.6
Grocery	238.2	229.9	483.1	443.6
Total net sales	$843.6	$810.2	$1,738.4	$1,582.8
Revenue disaggregated by sales channel is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Retail grocery	$663.4	$608.6	$1,378.1	$1,201.7
Co-manufacturing	111.7	131.5	226.1	254.5
Food-away-from-home and other	68.5	70.1	134.2	126.6
Total net sales	$843.6	$810.2	$1,738.4	$1,582.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
TreeHouse Foods, Inc. is a leading private label food and beverage manufacturer in North America. Our purpose is to engage and delight - one customer at a time. Through our customer focus and category experience, we strive to deliver excellent service and build capabilities and insights to drive mutually profitable growth for TreeHouse and for our customers. Our purpose is supported by investment in depth, capabilities and operational efficiencies which are aimed to capitalize on the long-term growth prospects in the categories in which we operate.
TreeHouse believes it is well positioned across attractive snacking and beverage growth categories fueled by strong consumer demand trends. The portfolio includes snacking offerings (crackers, pretzels, in-store bakery items, frozen griddle items, cookies, snack bars, and unique candy offerings), beverage & drink mix offerings (non-dairy creamer, coffee, broths/stocks, powdered beverages and other blends, tea, and ready-to-drink-beverages), and grocery offerings (pickles, refrigerated dough, hot cereal, and cheese & pudding). The Company sells its products to retail, co-manufacturing, and food-away-from-home customers in shelf stable, refrigerated, and frozen formats. TreeHouse also offers its customer partners a range of value and nutritional solutions, including natural, organic and gluten free so they can meet the unique needs of their consumers.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three and six month periods ended June 30, 2023 and 2022. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Acquisition of Coffee Roasting Capability

On June 30, 2023, the Company completed the acquisition of the Direct Ship coffee business and its Northlake, Texas coffee facility (the "Coffee Roasting Capability") from Farmer Brothers Company, a national coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea, and culinary products. The acquisition brings roasting, grinding, flavoring and blending capabilities to the Company's portfolio to complement the Company's existing single-serve pod and ready-to-drink coffee businesses. The Coffee Roasting Capability enables us to deliver greater category depth in a world-class, end-to-end private label coffee offering for our customers. The purchase consideration consisted of approximately $92.2 million in cash, subject to customary purchase price adjustments. The acquisition was funded by borrowings from the Company’s $500.0 million Revolving Credit Facility. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

Acquisition of Seasoned Pretzel Capability

On April 1, 2023, the Company completed the acquisition of a seasoned pretzel capability for a total purchase price of $14.0 million. The acquisition is in line with our strategy to build category leadership, depth and capabilities to drive profitable growth. The seasoned pretzel acquisition expands our current portfolio of traditional, filled and enrobed pretzels and extends our capabilities into this growing sub-sector of the Pretzels category. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

Executive Summary

The following table summarizes our consolidated financial results (in millions, except per share data and percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
GAAP Results
Net sales	$843.6	$810.2	4.1%	$1,738.4	$1,582.8	9.8%
Net income (loss) from continuing operations	21.7	(27.3)	179.5%	40.9	(41.1)	199.5%
Diluted earnings (loss) per share from continuing operations	0.38	(0.49)	177.6%	0.72	(0.74)	197.3%

Non-GAAP Results (1)
Adjusted EBITDA from continuing operations	$76.4	$53.1	43.9%	$167.0	$90.4	84.7%
Adjusted net income (loss) from continuing operations	23.8	2.7	781.5%	62.2	(6.5)	1,056.9%
Adjusted diluted EPS from continuing operations	0.42	0.05	740.0%	1.10	(0.12)	1,016.7%

(1)Adjusted EBITDA from continuing operations, adjusted net income (loss) from continuing operations, and adjusted diluted EPS from continuing operations are Non-GAAP financial measures. Refer to the "Non-GAAP Measures" section for additional information.

Second Quarter 2023 Financial Highlights

The following are highlights in our net sales and earnings for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Refer to the "Results of Operations" section for further discussion and analysis.

•Net sales increased 4.1% primarily due to favorable pricing to recover commodity inflation. This was partially offset by decreased volume as a result of the Company's ability to fulfill certain customer orders earlier than planned in the first quarter of 2023 due to service improvements.
•Earnings increased primarily due to the Company's pricing actions to recover commodity and freight inflation experienced in prior periods, which was partially offset by increased costs to invest in the supply chain to improve service levels.

Known Trends or Uncertainties

Macroeconomic Conditions

Consumers have faced significant inflationary pressure and rising interest rates which has resulted in an overall decline in food and beverage consumption trends. Private brands, while also down on a unit basis, are performing modestly better than national brands and have gained unit share. Supply chain disruption had previously been constraining our ability to service all of the customer orders received, but we have invested in the supply chain and inventory, which has resulted in improvements in service compared to the prior year. We continue to make steady progress in enhancing our service levels to target to capture private label demand.

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

Additionally, as a result of the invasion of Ukraine by Russia, the United States and other countries imposed economic sanctions on Russian financial institutions, oil and gas imports, and other businesses. TreeHouse Foods is a North American focused company with no direct exposure to Russia or Ukraine. As such, the impact to the Company has not been material to date. However, sanctions imposed by the United States on Russia oil and gas imports, as well as disruption caused to Ukraine's wheat and other agricultural supply due to the ongoing military conflict, has caused further inflation to our commodity costs. We will continue to monitor any broader economic impact from the current conflict.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$843.6	100.0%	$810.2	100.0%	$1,738.4	100.0%	$1,582.8	100.0%
Cost of sales	710.8	84.3	699.2	86.3	1,453.3	83.6	1,373.1	86.8
Gross profit	132.8	15.7	111.0	13.7	285.1	16.4	209.7	13.2
Operating expenses:
Selling and distribution	39.9	4.7	54.8	6.8	84.9	4.9	115.9	7.3
General and administrative	54.1	6.4	56.1	6.9	107.5	6.2	109.0	6.9
Amortization expense	12.1	1.4	11.9	1.5	24.1	1.4	23.8	1.5
Other operating (income) expense, net	(2.8)	(0.3)	13.9	1.7	(0.2)	—	43.0	2.7
Total operating expenses	103.3	12.2	136.7	16.9	216.3	12.5	291.7	18.4
Operating income (loss)	29.5	3.5	(25.7)	(3.2)	68.8	3.9	(82.0)	(5.2)
Other (income) expense:
Interest expense	19.2	2.3	17.0	2.1	37.0	2.1	33.7	2.1
Interest income	(10.8)	(1.3)	(0.1)	—	(25.4)	(1.5)	(4.2)	(0.3)
(Gain) loss on foreign currency exchange	(3.3)	(0.4)	1.1	0.1	(3.0)	(0.2)	—	—
Other (income) expense, net	(6.2)	(0.7)	(11.9)	(1.5)	3.5	0.2	(63.6)	(4.0)
Total other (income) expense	(1.1)	(0.1)	6.1	0.7	12.1	0.6	(34.1)	(2.2)
Income (loss) before income taxes	30.6	3.6	(31.8)	(3.9)	56.7	3.3	(47.9)	(3.0)
Income tax expense (benefit)	8.9	1.1	(4.5)	(0.6)	15.8	0.9	(6.8)	(0.4)
Net income (loss) from continuing operations	21.7	2.5	(27.3)	(3.3)	40.9	2.4	(41.1)	(2.6)
Net income (loss) from discontinued operations	1.6	0.2	(2.1)	(0.3)	(2.4)	(0.1)	8.7	0.5
Net income (loss)	$23.3	2.7%	$(29.4)	(3.6)%	$38.5	2.3%	$(32.4)	(2.1)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Continuing Operations

Net Sales — Net sales for the second quarter of 2023 totaled $843.6 million compared to $810.2 million for the same period last year, an increase of $33.4 million, or 4.1%. The change in net sales from 2022 to 2023 was due to the following:

	Dollars	Percent
	(In millions)
2022 Net sales	$810.2
Pricing	90.9	11.2%
Volume/mix	(58.0)	(7.2)
Acquisition	2.1	0.3
Foreign currency	(1.6)	(0.2)
2023 Net sales	$843.6	4.1%

Acquisition		(0.3)
Foreign currency		0.2
Percent change in organic net sales (1)		4.0%

(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 4.1% was primarily driven by favorable pricing to recover commodity inflation. This was partially offset by decreased volume as a result of the Company's ability to fulfill certain customer orders earlier than planned in the first quarter of 2023 due to service improvements. Additionally, declines in food and beverage consumption trends, the exit of lower margin business, and distribution losses contributed to the decrease.

Gross Profit — Gross profit as a percentage of net sales was 15.7% in the second quarter of 2023, compared to 13.7% in the second quarter of 2022, an increase of 2.0 percentage points. The increase is primarily due to the Company's pricing actions to recover commodity and freight inflation experienced in prior periods. This was partially offset by increased costs to invest in the supply chain to improve service levels, which included increased costs for labor and manufacturing plant maintenance.

Total Operating Expenses — Total operating expenses were $103.3 million in the second quarter of 2023 compared to $136.7 million in the second quarter of 2022, a decrease of $33.4 million. The decrease is primarily due to $11.9 million of TSA income, lower professional fees for strategic growth initiatives, lower retention bonus expense, and lower freight costs.

Total Other (Income) Expense — Total other expense of $6.1 million in the second quarter of 2022 decreased by $7.2 million to be total other income of $1.1 million in the second quarter of 2023. The decrease was primarily due to $10.7 million of interest income received from the Company's Note Receivable and favorable currency exchange rate impacts between the U.S. and Canada. This was partially offset by rising interest rates, which led to interest expense, higher costs with selling receivables in the Company's Receivables Sales Program, and higher costs in our pension plans. Additionally, offsetting was a less favorable change in non-cash mark-to-market impacts from hedging activities, largely driven by interest rate swaps.

Income Taxes — Income taxes were recognized at an effective rate of 29.1% in the second quarter of 2023 compared to 14.2% recognized in the second quarter of 2022. The change in the Company's effective tax rate is primarily driven by the estimated amount of annual pre-tax earnings.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net income (loss) from discontinued operations was $1.6 million of income in the second quarter of 2023 compared to a $2.1 million loss in the second quarter of 2022, an increase of $3.7 million. The increase is primarily a result of the divestiture of a significant portion of the Meal Preparation business on October 3, 2022 and a favorable loss on disposal adjustment of $1.0 million during the second quarter of 2023 as the purchase price was finalized. Refer to Note 5 of our Condensed Consolidated Financial Statements for additional details.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Continuing Operations

Net Sales — Net sales for the first six months of 2023 totaled $1,738.4 million compared to $1,582.8 million for the same period last year, a increase of $155.6 million, or 9.8%. The change in net sales from 2022 to 2023 was due to the following:

	Dollars	Percent
	(In millions)
2022 Net sales	$1,582.8
Pricing	219.7	13.9%
Volume/mix	(62.2)	(3.9)
Acquisition	2.1	0.1
Foreign currency	(4.0)	(0.3)
2023 Net sales	$1,738.4	9.8%

Acquisition		(0.1)
Foreign currency		0.3
Percent change in organic net sales		10.0%

The net sales increase of 9.8% was primarily driven by favorable pricing to recover commodity inflation. This was partially offset by declines in food and beverage consumption trends, the exit of lower margin business, and distribution losses.

Gross Profit — Gross profit as a percentage of net sales was 16.4% in the first six months of 2023, compared to 13.2% in the first six months of 2022, an increase of 3.2 percentage points. The increase is primarily due to the Company's pricing actions to recover commodity and freight inflation experienced in prior periods and favorable category mix. This was partially offset by increased costs to invest in the supply chain to improve service levels, which included increased costs for labor and manufacturing plant maintenance.

Total Operating Expenses — Total operating expenses were $216.3 million in the first six months of 2023 compared to $291.7 million in the first six months of 2022, a decrease of $75.4 million. The decrease is primarily due to $25.3 million of TSA income, lower freight costs, lower professional fees from strategic growth initiatives, lower retention bonus expense, and lower severance expense.
Total Other (Income) Expense — Total other income of $34.1 million in the first six months of 2022 decreased by $46.2 million to be total other expense of $12.1 million in the first six months of 2023. The decrease was primarily due to a $58.8 million unfavorable change in non-cash mark-to-market impacts from hedging activities, largely driven by an unfavorable change to interest rate swaps and less favorable impacts from commodity contracts. Additionally, rising interest rates led to higher costs with selling receivables in the Company's Receivables Sales Program, higher costs in our pension plans, and higher interest expense. This was partially offset by $21.4 million of interest income received from the Company's Note Receivable.

Income Taxes — Income taxes were recognized at an effective rate of 27.9% in the first six months of 2023 compared to 14.2% recognized in the first six months of 2022. The change in the Company's effective tax rate is primarily driven by the estimated amount of annual pre-tax earnings.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net income (loss) from discontinued operations was a $2.4 million loss in the first six months of 2023 compared to $8.7 million of income in the first six months of 2022, a decrease of $11.1 million. The decrease is primarily a result of the divestiture of a significant portion of the Meal Preparation business on October 3, 2022 and an expected loss on disposal adjustment of $3.5 million during the first six months of 2023. Refer to Note 5 of our Condensed Consolidated Financial Statements for additional details.

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

Seller Note Credit Agreement

On October 3, 2022, the Company entered into a five-year secured Seller Promissory Note ("Seller Note Credit Agreement") which matures on October 1, 2027. The Seller Note Credit Agreement sets forth the terms of the Seller Promissory Note and the loan evidenced thereby (the "Seller Loan"). The Seller Loan bears interest at a rate per annum equal to 10% for the first two years thereof, 11% for the third year thereof, 12% for the fourth year thereof, and 13% thereafter, payable quarterly in arrears. For the first year of the Seller Loan, a portion of the interest, of up to 1% per annum, may be paid in kind; all other interest for the first year, and all interest thereafter, will be paid in cash. Starting on March 31, 2025, the Loan Parties shall commence repayment of the principal amount of the Seller Loan on a quarterly basis at 0.25% of the principal adjusted for prepayments. The Seller Loan has a balance of $424.1 million as of June 30, 2023. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our Seller Note Credit Agreement.

Receivables Sales Program

The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $194.6 million was available under the Receivables Sales Program limit as of June 30, 2023. See Note 3 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility.

Revolving Credit Facility

If additional borrowings are needed, approximately $267.5 million was available under the Revolving Credit Facility as of June 30, 2023. On June 30, 2023, we completed the Coffee Roasting Capability acquisition for $92.2 million in cash and funded the purchase through borrowings from the Company’s Revolving Credit Facility. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

CARES Act

Under the CARES Act, we deferred the payment of $21.7 million in payroll taxes in 2020, with $12.3 million paid in 2021 and 2022, and the remaining $9.4 million was paid in the first quarter of 2023.

Cash Flow

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$(49.8)	$(70.7)
Investing activities of continuing operations	(156.9)	(38.6)
Financing activities of continuing operations	193.2	(19.9)
Cash flows from discontinued operations	(15.2)	20.5

Operating Activities From Continuing Operations

Net cash used in operating activities from continuing operations was $49.8 million in the first six months of 2023 compared to $70.7 million in the first six months of 2022, a decrease in cash used of $20.9 million. The cash flow improvement was primarily attributable to higher cash earnings reflecting the Company's pricing actions to recover commodity and freight inflation experienced in prior periods. This was partially offset by a decrease in cash flows from the Receivables Sales Program and payment timing in accounts payable. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information regarding the Receivables Sales Program.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $156.9 million in the first six months of 2023 compared to $38.6 million in the first six months of 2022, an increase in cash used of $118.3 million. This was primarily driven by $102.2 million of cash used for the acquisitions of the seasoned pretzel and coffee roasting capabilities, which were completed on April 1, 2023 and June 30, 2023, respectively. Additionally, the exercise of a purchase option on the lease of our Cambridge, Maryland facility for $8.1 million, higher capital expenditures for growth and supply chain initiatives as well as infrastructure and maintenance at our manufacturing plants, and non-recurring proceeds received from the sale of fixed assets in the first quarter of 2022 contributed to the increase in cash used.

Financing Activities From Continuing Operations

Net cash provided by financing activities from continuing operations was $193.2 million in the first six months of 2023 compared to $19.9 million net cash used in financing activities from continuing operations in the first six months of 2022, an increase in cash provided of $213.1 million. The increase in cash provided is due to a $199.5 million increase in cash drawn on the Revolving Credit Facility in the first half of 2023 to fund business acquisitions and invest in inventory to improve service levels. Additionally, as a result of the prepayment of $500.0 million on the Term Loans in the fourth quarter of 2022, principal amortization payments are no longer due on a quarterly basis, and the remaining principal balance is due at maturity. As such, cash provided increased due to a non-recurring payment of $14.3 million on the Term Loans in the first quarter of 2022.

Cash Flows From Discontinued Operations

There was $15.2 million cash used by discontinued operations in the first six months of 2023 compared to $20.5 million of cash provided in the first six months of 2022, a decrease in cash provided of $35.7 million. The decrease in cash provided by discontinued operations is due to the completion of the sale of a significant portion of the Meal Preparation business on October 3, 2022 and the finalization of the purchase price of the business, which resulted in a cash payment of $15.2 million to the buyer. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

Debt Obligations

At June 30, 2023, we had $199.5 million outstanding under the Revolving Credit Facility, $316.4 million outstanding under Term Loan A, $588.6 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $0.9 million of finance lease obligations.

As of June 30, 2023, the Company had $199.5 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $267.5 million under the Revolving Credit Facility, and there were $33.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

The Company has long-term interest rate swap agreements to fix the interest rate base in order to mitigate the Company's exposure to interest rate risk. As of June 30, 2023, we have an outstanding variable-rate debt balance of $1,104.5 million, and our interest rate swap agreements have a notional value of $875.0 million and mature on February 28, 2025. As a result, our variable-rate term loan debt is nearly fully hedged with our fixed rate interest rate swaps. Subsequent to June 30, 2023, SOFR will become the reference rate for the Company's interest rate swap agreements as a result of LIBOR ceasing to be a representative rate.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of June 30, 2023.

See Note 10 to our Condensed Consolidated Financial Statements for information on our debt obligations.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Six Months Ended June 30, 2023
(Unaudited, in millions)
Net sales	$1,683.1
Gross profit (1)	278.6
Net income from continuing operations	46.1
Net income from discontinued operations	(2.4)
Net income	43.7

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	June 30, 2023	December 31, 2022
	(Unaudited, in millions)
Current assets	$778.8	$725.0
Noncurrent assets	3,284.5	3,215.3
Current liabilities	630.1	742.3
Noncurrent liabilities (2)	1,849.5	1,665.2

(1)For the six months ended June 30, 2023, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $14.9 million of net sales to the Non-Guarantor Subsidiaries and $128.3 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $46.4 million and $13.2 million as of June 30, 2023 and December 31, 2022, respectively.

Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by GAAP ("Non-GAAP"). A Non-GAAP financial measure is a numerical measure of financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Company's Condensed Consolidated Financial Statements. As described further below, we believe these measures provide useful information to the users of the financial statements.

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

The reconciliation of adjusted diluted EPS from continuing operations, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS from continuing operations as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
		(Unaudited)		(Unaudited)
Diluted EPS from continuing operations (GAAP)		$0.38	$(0.49)	$0.72	$(0.74)
Growth, reinvestment, and restructuring programs	(1)	0.16	0.25	0.42	0.79
Divestiture, acquisition, integration, and related costs	(2)	0.08	0.13	0.15	0.18
Shareholder activism	(3)	—	0.02	0.01	0.03
Tax indemnification	(4)	—	—	0.01	—
Foreign currency (gain) loss on re-measurement of intercompany notes	(5)	(0.04)	0.01	(0.05)	(0.01)
Mark-to-market adjustments	(6)	(0.17)	(0.20)	(0.06)	(1.11)
Central services and conveyed employee costs	(7)	—	0.39	—	0.78
Litigation matter	(8)	—	—	—	0.01
Taxes on adjusting items		0.01	(0.06)	(0.10)	(0.05)
Adjusted diluted EPS from continuing operations (Non-GAAP)		$0.42	$0.05	$1.10	$(0.12)

During the three and six months ended June 30, 2023 and 2022, the Company entered into transactions that affected the year-over-year comparison of its financial results from continuing operations as follows:

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

Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

(3)	The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(4)	Tax indemnification represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(5)
The Company has foreign currency denominated intercompany loans and incurred foreign currency gains/losses to re-measure the loans at quarter end. These amounts are non-cash and the loans are eliminated in consolidation.

(6)
The Company's derivative contracts are marked-to-market each period. The non-cash unrealized changes in fair value recognized in Other (income) expense, net within the Condensed Consolidated Statements of Operations are treated as Non-GAAP adjustments. As the contracts are settled, realized gains and losses are recognized, and only the mark-to-market impacts are treated as Non-GAAP adjustments.

Refer to Note 17 to our Condensed Consolidated Financial Statements for additional information.

(7)
As a result of the sale of a significant portion of the Meal Preparation business, the Company identified two items affecting comparability – 1) central service costs and 2) conveyed employee costs.

1) The Company has historically provided central services to the Meal Preparation business including, but not limited to, IT and financial shared services, procurement and order processing, customer service, warehousing, logistics, and customs. These costs were historically incurred by TreeHouse and include employee and non-employee expenses to support the services. There were no costs for the three and six months ended June 30, 2023. For three and six months ended June 30, 2022, central service costs were approximately $13.4 million and $26.8 million, respectively.

2) Conveyed employee costs represent compensation costs for employees that were not historically dedicated to the sold business and transferred to the buyer after the sale. There were no costs for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, conveyed employee costs were approximately $8.3 million and $16.7 million, respectively.

(8)
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
Adjusted net income (loss) margin from continuing operations, adjusted EBIT margin from continuing operations, adjusted EBITDA margin from continuing operations, and adjusted EBITDAS margin from continuing operations are calculated as the respective metric defined above as a percentage of net sales as reported in the Condensed Consolidated Statements of Operations.

The following table reconciles the Company's net income (loss) from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income (loss) from continuing operations, Adjusted EBIT from continuing operations, Adjusted EBITDA from continuing operations, and Adjusted EBITDAS from continuing operations for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
		(Unaudited, in millions)
Net income (loss) from continuing operations (GAAP)		$21.7	$(27.3)	$40.9	$(41.1)
Growth, reinvestment, and restructuring programs	(1)	8.9	13.9	24.2	44.0
Divestiture, acquisition, integration, and related costs	(2)	4.8	7.2	8.6	10.2
Shareholder activism	(3)	—	1.1	0.3	1.7
Tax indemnification	(4)	0.1	—	0.3	—
Foreign currency (gain) loss on re-measurement of intercompany notes	(5)	(2.5)	0.4	(2.7)	(0.4)
Mark-to-market adjustments	(6)	(9.4)	(11.5)	(3.5)	(62.3)
Central services and conveyed employee costs	(7)	—	21.7	—	43.5
Litigation matter	(8)	—	—	—	0.4
Less: Taxes on adjusting items		0.2	(2.8)	(5.9)	(2.5)
Adjusted net income (loss) from continuing operations (Non-GAAP)		23.8	2.7	62.2	(6.5)
Interest expense		19.2	17.0	37.0	33.7
Interest income		(10.8)	(0.2)	(25.4)	(4.3)
Income taxes		8.9	(4.5)	15.8	(6.8)
Add: Taxes on adjusting items		(0.2)	2.8	5.9	2.5
Adjusted EBIT from continuing operations (Non-GAAP)		40.9	17.8	95.5	18.6
Depreciation and amortization		35.5	35.3	71.5	71.8
Adjusted EBITDA from continuing operations (Non-GAAP)		76.4	53.1	167.0	90.4
Stock-based compensation expense	(9)	3.5	3.6	8.5	6.9
Adjusted EBITDAS from continuing operations (Non-GAAP)		$79.9	$56.7	$175.5	$97.3

Net income (loss) margin from continuing operations		2.6%	(3.4)%	2.4%	(2.6)%
Adjusted net income (loss) margin from continuing operations		2.8%	0.3%	3.6%	(0.4)%
Adjusted EBIT margin from continuing operations		4.8%	2.2%	5.5%	1.2%
Adjusted EBITDA margin from continuing operations		9.1%	6.6%	9.6%	5.7%
Adjusted EBITDAS margin from continuing operations		9.5%	7.0%	10.1%	6.1%

		Location in Condensed	Three Months Ended June 30,		Six Months Ended June 30,
		Consolidated Statements of Operations	2023	2022	2023	2022
			(Unaudited, in millions)
(1)	Growth, reinvestment, and restructuring programs	Other operating (income) expense, net	$8.9	$13.9	$24.2	$44.0
(2)	Divestiture, acquisition, integration, and related costs	General and administrative	4.6	6.6	7.7	8.5
		Other operating (income) expense, net	0.2	0.1	0.9	0.1
		Cost of sales	—	0.5	—	1.6
(3)	Shareholder activism	General and administrative	—	1.1	0.3	1.7
(4)	Tax indemnification	Other (income) expense, net	0.1	—	0.3	—
(5)	Foreign currency (gain) loss on re-measurement of intercompany notes	(Gain) loss on foreign currency exchange	(2.5)	0.4	(2.7)	(0.4)
(6)	Mark-to-market adjustments	Other (income) expense, net	(9.4)	(11.5)	(3.5)	(62.3)
(7)	Central services and conveyed employee costs	Cost of sales	—	4.9	—	9.9
		General and administrative	—	16.8	—	33.6
(8)	Litigation matter	General and administrative	—	—	—	0.4
(9)	Stock-based compensation expense included as an adjusting item	Other operating (income) expense, net	2.4	1.7	4.6	2.2

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

	Six Months Ended June 30,
	2023	2022
	(In millions)
Cash flow used in operating activities from continuing operations	$(49.8)	$(70.7)
Less: Capital expenditures	(54.7)	(43.4)
Free cash flow from continuing operations	$(104.5)	$(114.1)

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims, and other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits.

See Note 16 to our Condensed Consolidated Financial Statements included herein and Note 20 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional information about our commitments and contingent obligations.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements and has concluded there are no new pronouncements that had or will have a material impact on the Company’s results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company's critical accounting estimates in the three and six months ended June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 17 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

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

As of June 30, 2023, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures includes all of the Company’s subsidiaries with the exception of the internal control over financial reporting of the operations of the acquisitions of the seasoned pretzel and coffee roasting capabilities, which were completed on April 1, 2023 and June 30, 2023, respectively. This exclusion is in accordance with the general guidance from the Staff of the SEC that an assessment of a recently acquired business's internal control over financial reporting may be omitted from the scope of management’s assessment for a period of up to one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting of the acquisitions. The net sales and total assets of the acquisitions represented approximately 0.1% and 2.4%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the six months ended June 30, 2023.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 16 to the Condensed Consolidated Financial Statements in this report.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the quarter ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended May 26, 2023, is incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 30, 2023.
3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K dated May 30, 2023.
10.1*	Amendment No. 1 to Seller Note Credit Agreement, dated April 4, 2023, by and among TreeHouse Foods, Inc., Rushmore Investment II LLC, and Rushmore Investment III LLC.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: August 7, 2023	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Executive Vice President and Chief Financial Officer